Form 10QSB
period 1995-04-01
FLANIGANS ENTERPRISES INC
filed 1995-05-23
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended        April 1, 1995
                    ----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number                       1-6836
                        ---------------------------------------------

                          Flanigan's Enterprises, Inc.
             (Exact name of registrant as specified in its charter)

          Florida                                           59-0877638
- -------------------------------                         -------------------
(State or other jurisdiction of                         (I. R. S. Employer
incorporation or organization)                          Identification No.)

      2841 Cypress Creek Road, Fort Lauderdale, Florida         33309
      -------------------------------------------------       ----------
         (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code,     (305) 974-9003
                                                     --------------------

                                      NA
      --------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes [ X ]    No [  ]

Indicate the number of shares outstanding of each of the issuers classes of
Common Stock as of the latest practicable date            930,431
                                               ----------------------------

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                 April 1, 1995



PART I.           FINANCIAL INFORMATION


         1.       UNAUDITED CONDENSED FINANCIAL STATEMENTS

                  Consolidated Summary of Earnings -- For the Thirteen Weeks and the Twenty-Six weeks ended April 2, 1994 and April 1, 1995

                  Consolidated Balance Sheets -- as of October 1, 1994 and April 1, 1995

                  Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended April 2, 1994 and April 1, 1995

                  Notes to Consolidated Financial Statements


         2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.          OTHER INFORMATION AND SIGNATURES:



                  6.       Exhibits and Reports on Form 8-K
                           (a)      Exhibits
                           (b)      Reports on Form 8-K

                                  FLANIGAN'S ENTERPRISES, INC., AND SUBSIDIARIES
                                    UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                                      (In Thousands Except Per Share Amounts)

                                                                              THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                                                             April 2,      April 1,        April 2,       April 1,
                                                                              1994           1995            1994           1995
                                                                           -----------    -----------    -----------    -----------
REVENUES:
         Restaurant food sales .........................................   $     2,436    $     2,412    $     4,657    $     4,617
         Restaurant bar sales ..........................................         1,004            887          1,848          1,726
         Non-restaurant bar sales ......................................           196            124            384            255
         Package goods sales ...........................................         1,556          1,294          3,295          2,761
         Franchise related revenues ....................................           108            122            212            240
                                                                           -----------    -----------    -----------    -----------
                                                                                 5,300          4,839         10,396          9,599
                                                                           -----------    -----------    -----------    -----------
COSTS AND EXPENSES:
         Cost of merchandise sold restaurant and lounges ...............         1,357          1,255          2,639          2,469
         Cost of merchandise sold package goods ........................         1,161            952          2,468          2,060
         Payroll and related costs .....................................         1,332          1,314          2,654          2,561
         Occupancy costs ...............................................           289            237            579            493
         Selling, general and administrative expenses ..................         1,005            951          1,906          1,888
                                                                           -----------    -----------    -----------    -----------
                                                                                 5,144          4,709         10,246          9,471
                                                                           -----------    -----------    -----------    -----------
                  Income from operations ...............................           156            130            150            128
                                                                           -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE):
         Interest expense on obligations under capital leases ..........           (28)           (23)           (56)           (46)
         Interest expense on long-term debt and damages payable ........           (31)           (21)           (58)           (44)
         Gain on sale of assets ........................................          --                4           --               35
         Interest income ...............................................            13             19             47             27
         Management fees from Pennsylvania limited partnership .........            93             33            146             88
         Recovery of amounts previously written off ....................            30           --               30           --
         Owners fee ....................................................            37             75             75             75
         Recognition of deferred gains .................................            54             61            217             68
         Other net .....................................................            65             43            121            104
                                                                           -----------    -----------    -----------    -----------
                                                                                   233            191            522            307
                                                                           -----------    -----------    -----------    -----------
         Income (loss) before income taxes .............................           391            321            672            435

                                  (Continued)

                                  FLANIGAN'S ENTERPRISES, INC., AND SUBSIDIARIES
                                    UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                                      (In Thousands Except Per Share Amounts)

                                                                              THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                                                             April 2,      April 1,        April 2,       April 1,
                                                                              1994           1995            1994           1995
                                                                           -----------    -----------    -----------    -----------
         PROVISION FOR INCOME TAXES ....................................         --             --             --             --
                                                                           -----------    -----------    -----------    -----------
         Net income ....................................................   $       391    $       321    $       672    $       435
                                                                           ===========    ===========    ===========    ===========

NET INCOME PER COMMON SHARE:

         Primary .......................................................   $       .38    $       .35    $       .65    $       .47
                                                                           ===========    ===========    ===========    ===========

         Fully Diluted .................................................   $       .38    $       .35    $       .65    $       .47
                                                                           ===========    ===========    ===========    ===========

WEIGHTED AVERAGE
         SHARES OUTSTANDING:

         Primary .......................................................     1,035,330        902,412      1,037,629        933,500
                                                                           ===========    ===========    ===========    ===========

         Fully Diluted .................................................     1,034,730        902,412      1,027,943        933,500
                                                                           ===========    ===========    ===========    ===========

          Certain fiscal 1994 items have been reclassified to conform to the fiscal 1995 presentation. See accomvanying
                   notes to consolidated financial statements

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       OCTOBER 1, 1994 AND April 1, 1995

                                     ASSETS

                                                         OCTOBER 1,       APRIL 1,
                                                           1994             1995
                                                         ----------      ----------
CURRENT ASSETS:
         Cash and equivalents including
           interest bearing deposits of
           $ 0 and $10,000 in 1994 and 1995 .......      $  868,000      $  991,000
         Receivables, including current portion
           of notes, and mortgages,  less allowance
           for uncollectible amounts of $441,000
           in 1994 and  $269,000 in 1995 and
           including  related  party receivables
           of $277,000 and $65,000  (before
           allowances and deferred gains)
           in 1994 and 1995 .......................         502,000         238,000
         Inventories, at lower of cost (first-
           in, first out) or market ...............         720,000         804,000
         Prepaid expenses .........................         300,000         509,000
                                                         ----------      ----------
         Total current assets .....................       2,390,000       2,542,000
                                                         ----------      ----------
PROPERTY AND EQUIPMENT, at cost, less
         accumulated depreciation and amortization
         of $6,193,000 and $6,471,000
         in 1994 and 1995 .........................       3,025,000       2,829,000
                                                         ----------      ----------
LEASED PROPERTY UNDER CAPITAL LEASES,
         less accumulated amortization of
         $785,000 and $816,000 in 1994
         and 1995 .................................         356,000         325,000
                                                         ----------      ----------
OTHER ASSETS:
         Liquor licenses, less accumulated
           amortization of $88,000 in 1994 and
           $92,000 in 1995 ........................         365,000         340,000
         Notes and mortgages receivable, less
           allowance for uncollectible amounts of
           $11,000 in 1994 and $ 0. in 1995 and
           including related party receivables of
           $92,000 and $85,000 (before
           allowances and deferred gains)
           in 1994 and 1995 .......................          61,000          94,000
         Miscellaneous ............................         173,000         245,000
                                                         ----------      ----------
         Total other assets .......................         599,000         679,000
                                                         ----------      ----------
                                                         $6,370,000      $6,375,000
                                                         ==========      ==========

                                  (continued)

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       OCTOBER 1, 1994 AND APRIL 1, 1995

               LIABILITIES AND STOCKHOLDER'S INVESTMENT (DEFICIT)

                                  (continued)

                                                     OCTOBER 1,       APRIL 1,
                                                        1994            1995
                                                    ----------      ----------
CURRENT LIABILITIES:
     Accounts payable ........................      $  775,000      $  729,000
         Accrued and other current liabilities       1,106,000         781,000
         Current portion of long-term debt ...         128,000         344,000
         Current obligations under capital
           leases ............................          61,000          61,000
         Current portion of damages payable on
           terminated or rejected leases
           and other bankruptcy liabilities ..         232,000         236,000
         Due to Pennsylvania
           limited partnership ...............         125,000          70,000
                                                    ----------      ----------
         Total current liabilities ...........       2,427,000       2,221,000
                                                    ----------      ----------
LONG TERM DEBT, net of current
           portion ...........................          79,000          36,000
                                                    ----------      ----------
OBLIGATIONS UNDER CAPITAL LEASES,
           net of current portion ............         623,000         561,000
                                                    ----------      ----------
DAMAGES PAYABLE ON TERMINATED OR
         REJECTED LEASES AND OTHER
         BANKRUPTCY LIABILITIES,
         net of current portion ..............       1,702,000       1,583,000
                                                    ----------      ----------

                                  (continued)

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       OCTOBER 1, 1994 AND APRIL 1, 1995

               LIABILITIES AND STOCKHOLDER'S INVESTMENT (DEFICIT)


                                  (continued)

                                               OCTOBER 1,         APRIL 1,
                                                  1994              1995
                                              -----------       ------------
STOCKHOLDERS' INVESTMENT (DEFICIT)
         Common stock, par value $.10
           authorized 5,000,000 shares,
           issued 2,099,000 shares .....      $   210,000       $   210,000
         Capital in excess of par value         6,685,000         6,685,000
         Deficit .......................         (583,000)         (148,000)
         Less - Treasury stock, at cost,
           1,168,000 shares ............       (4,773,000)       (4,773,000)
                                              -----------       -----------
                                                1,539,000         1,974,000
                                              -----------       -----------
                                              $ 6,370,000       $ 6,375,000




          The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE TWENTY-SIX WEEKS ENDED
                        APRIL 2, 1994 AND APRIL 1, 1995
                                 (In Thousands)

                                                            APRIL 2,    APRIL 1,
                                                              1994        1995
                                                            --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income ....................................    $   672     $   435
         Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities:
                  Depreciation and amortization
                    of property, equipment and
                    capital leases .....................        308         328
                  Amortization of liquor licenses ......          5           5
                  Recognition of deferred gains
                    and other deferred income ..........       (217)        (68)
                  Accrual for potential
                    uninsured claims ...................       --            90
                  Provision for uncollectible notes
                    and mortgages receivable ...........       --            75

         Changes in assets and liabilities:

                  Decrease in receivables ..............         93         191
                  (Increase) in inventories ............       --           (84)
                  (Increase) decrease in
                    prepaid expenses ...................       (209)       (209)
                  Decrease (Increase) in
                    other assets .......................        (24)        (72)
                  Increase in accounts payable .........          1         (46)
                  Decrease in accrued liabilities ......       (363)       (415)
                                                            -------     -------
                  Net cash provided by (used in)
                    operating activities ...............        266         230
                                                            -------     -------

                                  (Continued)

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE TWENTY-SIX WEEKS ENDED
                        APRIL 2, 1994 AND APRIL 1, 1995
                                 (In Thousands)

                                                            APRIL 2,    APRIL 1,
                                                              1994        1995
                                                            --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Net proceeds from sale of property
           and equipment ...............................       --       $    20
         Collections on notes and
           mortgages receivable ........................        349          66
         Additions to notes and
           mortgages receivable ........................       --           (33)
         Disposal of property and equipment ............         80          17
         Additions to property and equipment ...........       (522)       (118)
         Change in due to Pennsylvania
           limited partnership .........................        (45)        (55)
                                                            -------     -------
         Net cash used in
           investing activities ........................       (138)       (103)
                                                            -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Additions to long-term debt ...................        519         245
         Payments of long-term debt ....................       (227)        (72)
         Payments of obligations under
           capital leases ..............................        (79)        (62)
         Payments of damages payable ...................       (131)       (115)
                                                            -------     -------
         Net cash provided by (used in)
           financing activities ........................         82          (4)
                                                            -------     -------
NET INCREASE (DECREASE)
         IN CASH AND EQUIVALENTS .......................        210         123

CASH AND EQUIVALENTS, BEGINNING OF YEAR ................        945         868
                                                            -------     -------

CASH AND EQUIVALENTS, END OF QUARTER ...................    $ 1,155     $   991
                                                            =======     =======

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 1, 1995

(1)      PETITION IN BANKRUPTCY:

         On November 4, 1985, Flanigan's Enterprises, Inc. (Flanigan's), not including any of its subsidiaries, filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. In fiscal 1986, Flanigan's recorded damages of $4,278,000 for claims for losses as a result of rejected leases. Because the damage payments were to be made over nine years, the total amount due was discounted at a rate of 9.25%, Flanigan's then effective borrowing rate. During fiscal 1991 and 1992, Flanigan's renegotiated the payment of this obligation to extend through fiscal 2002 which effectively reduced the discount rate to 3.71%. Certain other bankruptcy-related liabilities including excise and property taxes, settlements and past rents, were fixed as to amount and repayment terms in Flanigan's Plan of Reorganization, as amended and modified (Plan). On May 5, 1987, the Plan was confirmed by the Bankruptcy Court and on December 28, 1987, Flanigan's was officially discharged from bankruptcy. All liabilities under the Plan have been properly accrued and classified in the accompanying consolidated financial statements.


(2)      ADJUSTMENTS:

         The financial information presented as of any date other than October 1, 1994 has been prepared from the books and records without audit. Financial information as of October 1, 1994 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended October 1, 1994.

(3)      Reclassification

         Certain amounts in the fiscal 1994 financial statements have been reclassified to conform to the 1995 presentation.

(4)      FRANCHISE PROGRAM:

         At October 1, 1994, and at April 1, 1995, eight stores were operated under franchise agreements. Under the franchise agreements, the Company agrees to provide guidance, advice and management assistance to the franchisees. The Company also agrees to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. The franchise agreements provide for fees to the Company of 2-1/2% to 3% of the gross sales. Of the eight franchised stores, five are owned or operated by related parties.

(5)      INCOME TAXES:

         The Company has adopted, on a cumulative catch up basis, Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, which requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not. Adoption of the Standard did not have a material impact on the Company's financial position or results of operations principally as a result of the Company's net operating loss position.

(6)      COMMITMENTS AND CONTINGENCIES:

         Guarantees

         The Company has guaranteed approximately $150,000 of notes and mortgages to lenders in connection with sales of stores to outside parties. In addition, the Company is contingently liable for annual rentals in the amount of approximately $882,000 at October 1, 1994, for lease obligations in connection with the assignment of leases on stores sold. In the event of default under any of these agreements, the Company will have the right to repossess the premises.

         During fiscal 1993 and 1994, the Company paid the 1991, 1992 and 1993 real property taxes, in the aggregate amount of $40,242, as guarantor of the sublease for a store sold in 1990. During fiscal 1994, the Company also paid a non-related third party the sum of $14,991 as reimbursement of real property taxes erroneously paid on a second folio number for the real property taxes for the same store for 1990 through 1992. The payment of the 1991 and 1992 real property taxes were evidenced by two promissory notes, one for each year, which each provide that the entire principal balance and accrued interest, calculated at the rate of nine percent per annum, will be due in full on January 1, 2010, which is the date the sublease expires; a default under the sublease is a default under the promissory note, entitling the Company to accelerate the entire principal balance and all accrued interest; and if the assignee meets all obligations of the sublease through its expiration date, (January 1, 2010) then each promissory note will be forgiven. The Company's reimbursement of real property taxes erroneously paid by a non-related third party ($14,991), is secured by a mortgage on real property owned by an affiliated entity of the assignee. The Company agreed to review financial records of the assignee each year to see if the profitability thereof warranted the Company paying the real property taxes to subsidize the same.

         During the second quarter of the current fiscal year, the Company learned that the assignee was five months in arrears in the payment of rent to the sublessors ($35,527) and had failed to pay the annual ground rent which was due January 1, 1995 ($19,400), notwithstanding promises that all rental payments would be current by January 1, 1995.

         The Company demanded payment of all arrearages or the return the store. While negotiating the return of the store, the assignee closed the retail liquor package store and removed all inventory. The Company filed suit for eviction and was granted immediate possession of the business premises including furniture, fixtures, equipment and liquor license, to reopen and preserve the business of the retail liquor package store. As a result of the default of the sublease, the two promissory notes given the Company for paying the 1991 and 1992 real property taxes for this store are immediately due in full. During the quarter ended April 1, 1995, the Company paid the annual ground rent which was due January 1, 1995 ($19,460), and began making monthly rental payments to the sublessors commencing February 1, 1995. The Company continues to operate the retail liquor package store and anticipates doing so throughout the litigation and after acquiring ownership thereof through the litigation. The obligations of the assignee are secured by the personal guarantee of a principal of the assignee and cross collateralized with the assets of an entity affiliated with the assignee.

         In addition to the above store, during fiscal year 1994, the Company paid the 1991 and 1992 real property taxes in the aggregate amount of $13,987, as guarantor of the lease of another store sold in prior years. During fiscal year 1994, the rental payments for this store decreased to a point where they did not even equal the current rent and the Company instituted eviction proceedings. The Company, through a wholly owned subsidiary, was appointed receiver of the assignee's business and continues to operate the same. To date, the Company has been unable to operate the assignee's business profitably and continues to fund operating losses as guarantor of the lease. The Company is actively seeking a buyer for the business and real property in conjunction with the landlord. The Company's guarantee of the lease for this store expires on August 10, 1997.

         Employment Agreement

         On June 3, 1987, the Company entered into an employment agreement with the Chairman of the Board, which was ratified by the stockholders at the Company's 1988 Annual Meeting. The agreement provides, among other things, for annual compensation of $150,000 through December 31, 1995, renewable annually, as well as a bonus based on the Company's cash flow, as defined. During fiscal 1993 a bonus in the amount of $170,000 was earned. No bonus was earned under the agreement in fiscal 1994. The agreement further provides that in the event of termination, the Chairman of the Board would be entitled to a maximum payment of $450,000.

         The agreement also provides for the issuance of stock options to purchase up to 93,092 shares of the Company's stock. On December 12, 1989, the Chairman's option exercise prices were reduced from a range of $4.00 to $4.125 to $.875, 110% of the then fair market value of the Company's common stock. At October 1, 1994, options to purchase 93,092 shares of common stock at an exercise price of $.875 per share were outstanding. The options expire December 31, 1995.

         During fiscal 1992, options to purchase up to 46,540 shares were granted at an exercise price of $2.25 per share which expire February 27, 1997. Exercise prices at the dates of grant equaled the fair market value of the Company's common stock, therefore no related compensation was recorded. By written resolution, dated January 12, 1994, the Board of Directors approved an amendment to the stock option, increasing the option exercise price to $6.50 per share, which reflects in excess of 110% of the then fair market value of the Company's common stock. The expiration date of the stock option was also extended through February 27, 2002. This action was approved by the stockholders at the Company's 1994 Annual Meeting.

         The Company currently provides no post retirement benefits to any of its employees.


         Key Employee Incentive Stock Option Plan

         On December 10, 1993, the Company's Board of Directors approved the Flanigan's Enterprises, Inc. Key Employee Incentive Stock Option Plan ("Stock Option Plan"), which reserved and authorized the issuance of 100,000 shares of the Company's common stock pursuant to the Stock Option Plan. The Stock Option Plan is administered by a Key Employee Incentive Stock Option Plan Committee ("Committee"), as appointed by the Board of Directors. The Chairman, Chief
Executive Officer and President, Joseph G. Flanigan is a member of the Committee, but not an eligible employee under the Stock Option Plan. The stockholders of the Company approved the Stock Option Plan at the Company's Annual Meeting on February 25, 1994.

         During fiscal year 1994, the Committee granted 52,000 stock options to eligible employees under the Stock Option Plan at an exercise price of $3.50 per share, which expire April 19, 1999. No additional stock options were granted during the first two quarters of fiscal 1995 and no options were exercised during fiscal 1994 or the first two quarters of fiscal 1995.

         For the full text of the Stock Option Plan see the Proposal to Approve Company Key Employee Incentive Stock Option Plan set forth in the Company's Proxy Statement, dated January 26, 1994.

         Litigation

         The Company is a party to various litigation matters incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company.

         Certain states have "liquor liability" laws which allow a person injured by an "intoxicated person" to bring a civil suit against the business (or social host) who had served intoxicating liquors to an already "obviously intoxicated person". The Company is generally self-insured for liability claims, with major losses partially covered by third-party insurance carriers. The extent of this coverage varies by year.

         The Company has accrued for potential uninsured losses based on estimates received from legal counsel and historical experience. Such accrual is included in "Accrued and other liabilities - potential uninsured claims". See
Note 6 and page two of the letter to shareholders in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 1, 1994.

Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations.

         At fiscal yearend, the Company was operating 14 units and had interests in an additional eight units which had been franchised by the Company. At April 1, 1995, the Company was operating 15 units and had interests in an additional eight units which had been franchised by the Company.

         During fiscal year 1994, the Company closed one unit which it had operated marginally as a combination restaurant and retail liquor package store due to the expiration of the lease for the business premises and its inability to renew the same at a reasonable rental. Also during fiscal year 1994, a wholly owned subsidiary of the Company was appointed by Court as receiver of a lounge previously sold by the Company.

         During the second quarter of the current fiscal year, the Company was granted exclusive use of the business premises, furniture, fixtures, equipment and liquor license of another store previously sold by the Company. The Company is operating a retail liquor package store pursuant to Court Order, raising the number of units operated by the Company to 15.

Liquidity and Capital Resources

         Cash Flows

         The following table is a summary of the Company's cash flows for the second quarter of fiscal years 1994 and 1995 and for the fiscal year ended October 1, 1994.

                                                                                 Apr. 2,            Apr. 1,        Oct. 1,
                                                                                  1994               1995            1994
                                                                                 -------           -------         -------
                                                                                                (in thousands)
         Net cash provided by
           operating activities ..........................................       $  266            $  230          $   902
         Net cash used in
           investing activities ..........................................         (138)             (103)            (482)
         Net cash provided by (used in)
           financing activities ..........................................           82                (4)            (497)
                                                                                 -------           -------          -------
         Net increase (decrease) in cash .................................       $  210            $  123           $  (77)
                                                                                 =======           =======          =======

         The Company had liquid assets of $991,000 at April 1, 1995. During the first twenty-six weeks of fiscal 1995, cash flow from operating activities decreased by $36,000 when compared to the first twenty-six weeks of the prior fiscal year.

         Adjustments to net income to reconcile to cash flows from operating activities in the first six months of fiscal 1994 included the recognition of $217,000 in deferred gain, $190,000 of which resulted from the prepayment of mortgages receivable from the sales of stores to franchisees from which the gain was deferred. The comparable six months of fiscal 1995 included $68,000 in deferred gain, of which $49,000 resulted from payments on the settlement of a lawsuit filed against the Company by the Company's former Vice Chairman of the Board. (See page 31 of the Company's 1994 Annual Report for further discussion of this matter.)

         Improvements

         The Company had additions to fixed assets of $84,000 and $118,000 during the quarter and the six months ended April 1, 1995 compared to $206,000 and $522,000 for the same periods last year and $913,000 for the year ended October 1, 1994. The additions were for the continuation of the program to refurbish lounges, upgrade existing units serving food, improvements to package stores, upgrading the corporate computer system and other improvements. Except as otherwise noted all of the funds for additions came from operations.

         During fiscal year 1994, the Company completed the conversion of its Store #27, which is located in North Miami, and opened under its new "Flanigan's Cafe" concept. This new concept involved the conversion of a "Big Daddy's Lounge" into a cafe by installing kitchen facilities, booths and tables to accommodate diners, decorating the dining area consistent with the Company's other restaurants and offering a limited food menu including primarily baby back ribs, chicken and hamburger items. This change in concept increased both food and beverage revenue from this unit, although the Company believes that it will take time for this new concept to catch on and reach its full potential. Depending upon the ultimate success of this conversion, the Company will determine whether it will be profitable to extend the "Flanigan's Cafe" concept to other "Big Daddy's Lounges".

         All of the Company's units require periodic refurbishing in order to remain competitive. During fiscal 1992, as cash flow improved, the Company embarked upon a refurbishing program which continued through fiscal 1994. The budget for fiscal 1995 includes $350,000 for this program. The Company believes that improved operations will provide the cash to continue the refurbishing program.

         Working Capital

         The table below summarizes the current assets, current liabilities and working capital deficit for the quarters ended April 2, 1994 and April 1, 1995 and for the fiscal year ended October 1, 1994.

                                                                                  April             April           October
             Item                                                                2, 1994           1, 1995          1, 1994
         --------------------------------                                        -------           -------          -------
                                                                                               (in thousands)
         Current assets ......................................................  $ 2,499           $ 2,542          $ 2,390
         Current liabilities .................................................    2,462             2,221            2,427
         Working capital (deficit) ...........................................       37               321              (37)

         The Company increased its working capital for the current period by $284,000 compared to the same period last year, and increased it by $358,000 as compared to October 1, 1994.

         During the first quarter of fiscal 1994, the Company received prepayments of mortgages receivable in the amount of $250,000 and early in the second quarter an additional $100,000 was received. The Company gave no discounts for these prepayments. There were no prepayments in the first two quarters of fiscal 1995. The Company believes that continued improvement in income from operations will enable the Company to adequately fund operations, reduce debt and fund planned capital expenditures in fiscal 1995.

         As noted in Note 1 to the consolidated statements above, during fiscal 1991 and 1992, the Company extended the payment schedule under the Plan for damages as a result of rejected leases through fiscal 2002 thereby reducing the payments from $500,000 per year to $200,000 per year for two years (fiscal 1991 and 1992), and thereafter to $300,000 per year until paid, but without reducing the total amount of bankruptcy damages.

Bankruptcy Proceedings

         As noted above and in Note 1 to the consolidated financial statements, on November 4, 1985, Flanigan's Enterprises, Inc., not including any of its subsidiaries, filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. The primary purposes of the petition were to reject leases which were significantly above market rates and to reject leases on closed units which had been repossessed by or returned to the Company. During the bankruptcy proceedings, the Company terminated or rejected 34 leases and renegotiated many of its remaining leases. As a result of the rejection of leases, the Company agreed to bankruptcy damages of $4,278,000 to the landlords of such rejected leases, payable pursuant to the Company's Plan. The Plan was approved by the Bankruptcy Court on May 5, 1987 and the Company was officially discharged from bankruptcy on December 28, 1987. See Item 3 and Item 7 of Part I of the Company's Annual Report on Form 10-KSB for the year ended October 1, 1994 for further discussion of the Company's bankruptcy proceedings. See Note 1 to the consolidated financial statements of the Annual Report on Form 10-KSB for the year ended October 1, 1994 for the current payment schedule of bankruptcy damages.

Other Legal Matters

         During fiscal 1991, the Company was forced to close its club in Marina Del Rey, California due to continuing harassment and discrimination by the Los Angeles Police Department. This club catered to a black clientele in a predominately white shopping center. Thereafter, attempts to sell the assets of the club fell through when the ground lessor unreasonably withheld its consent to assignment of the lease and then attached unreasonable conditions to its consent. The Los Angeles Police Department also notified the buyer of unreasonable conditions to the re-opening of the club. The Company retained an attorney and during fiscal 1992 instituted suit against the Los Angeles Police Department, its police captain and the ground lessor.

         During fiscal 1993, the Company elected to settle with the ground lessor for $100,000 as it became apparent through documents produced and depositions taken in the litigation that the Company would not be able to prove any involvement by the ground lessor in a racially motivated conspiracy to close the club. The settlement is payable with an initial installment of $35,000, which was received by the Company during the fourth quarter of fiscal 1994, and the balance in seven annual installments. In the event the balance is paid by October 13, 1995, the ground lessor will receive a $15,000 discount. The Company has agreed that the funds from this settlement will be paid to the sublessors as they are received and in accordance therewith, the initial installment of $35,000 received by the Company was forwarded to the sublessors during fiscal 1994. The first annual installment of $9,286 was received by the Company during the second quarter of the current fiscal year and has been forwarded to the sublessors.

                  The action against the Los Angeles Police Department and its captain went to non-binding arbitration on March 25, 1994 and on March 30, 1994 the arbitrator issued his non-binding decision in favor of the Company in the amount of $4,500,000, less the amount paid to the Company by any other defendant previously dismissed from this action ie: the shopping center. Since the award was non-binding, the Los Angeles Police Department noticed the case for jury trial, which was originally scheduled to commence on July 25, 1994 but was continued by the Court until October 11, 1994. In the interim, the Los Angeles Police Department questioned the damages which the Company may claim, specifically the required notice which had to be given to the Los Angeles Police Department prior to suit being filed. The Los Angeles Police Department wanted to preclude the introduction of any evidence of damages resulting from the closing of the business in May, 1991, arguing that the closing of the business and the interference with the Company's attempt to sell the club were two separate and distinct claims, contrary to the Company's position that all of the actions of the Los Angeles Police Department constituted one conspiracy to close the business and prevent its sale. At a hearing on September 8, 1994, the Court agreed with the Company's position and entered its ruling in accordance therewith. Unfortunately, on September 20, 1994 the Court, on its own initiative, reversed its previous ruling and precluded the Company from introducing any evidence of damages resulting from the closing of the club in May, 1991. In effect this ruling eliminated the Company's damages other than what the shopping center has already agreed to pay on account of its interference with the attempt to sell the club. The re-scheduled jury trial was once again continued, this time at the Company's request, and at a hearing on October 11, 1994, the Court refused to reconsider the reversal of its earlier ruling, but agreed to stay the proceedings while the Company appealed the ruling.

         During the first quarter of the current fiscal year, the Appellate Court affirmed the ruling of the Trial Court, without explanation. While this was not encouraging, the Company's California counsel recommended continuing the appeal to the California Supreme Court and was optimistic that the Trial Court's ruling would be reversed. Unfortunately, during the second quarter of fiscal 1995, the California Supreme Court refused to review the Trial Court's ruling, thereby concluding this action with no compensation to the Company and no further compensation to the sublessors.

         In addition to the above, see Item 3 and Item 7 to Part I of the Annual Report on Form 10-KSB for the fiscal year ended October 1, 1994 for a discussion of other legal proceedings resolved in prior years.

Results of Operation

         Revenues

         All discussion below of total food sales, restaurant bar sales and package goods sales include sales from the unit that was closed March 31, 1994 unless noted otherwise.

         Net sales for the quarter and twenty-six weeks ended April 2, 1994 were $5,300,000 and $10,396,000 compared with $4,839,000 and $9,599,000 for the period ended April 1, 1995. Restaurant food sales were $2,436,000 and $4,657,000 for the quarter and the twenty-six weeks ended April 2, 1994 compared to $2,412,000 and $4,617,000 for the same period in the current fiscal year. Restaurant bar sales were $1,004,000 and $1,848,000 for the second quarter and the six months in fiscal 1994 and $887,000 and $1,726,000 for the comparable periods in fiscal year 1995. Package goods sales were $1,556,000 and $3,295,000 for the quarter and the six months ended April 2, 1994 and $1,294,000 and $2,761,000 for the second quarter and six months ended April 1, 1995.

         Restaurant food sales represented 46% and 50% of total sales in the second quarter of fiscal 1994 and 1995 respectively, and 45% and 48% of total sales for the first six months of fiscal 1994 and 1995 respectively. The weekly average of same store sales was $166,688 for the six months ended April 2, 1994 and $176,677 for the six months ended April 1, 1995, an increase of 6%.

         The same store weekly average for restaurant bar sales was $64,640 for the six months ended April 2, 1994 and $66,341 for the same six months of the current fiscal year, an increase of 2.6%.

         Package goods sales continue to decline on a store to store basis, going from a weekly average of same store sales of $121,482 for the first six months of fiscal 1994 to a weekly average of $106,181 for the first six months of fiscal 1995, a decrease of 12.5%. The decline in package goods sales is attributed to the decline in the liquor market.

         The gross profit margin for restaurant and lounge sales increased from 61.7% to 62.6% for the first six months of fiscal years 1994 and 1995 respectively.

         The gross profit margin for package goods sales during the first six months of fiscal 1994 was 25.1% and remained almost level at 25.4% for the first six months of the current fiscal year.

         Overall gross profits were 50.8% for first six months ended April 2, 1994 compared to 52.8% for the six months ended April 1, 1995. The increase of 2% is a result of increased prices, revised promotional programs and a higher ratio of restaurant sales to total sales.


Operating Costs and Expenses

         All discussion below of operating costs, payroll costs and occupancy costs for the second quarter and the twenty-six weeks of fiscal year 1994 includes costs from the unit that was closed March 31, 1994.

         Operating costs and expenses for the second quarter of fiscal year 1994 were $5,144,000 compared to $4,709,000 for the same quarter in the current fiscal year and were $10,246,000 and $9,471,000 for the six months ended April 2, 1994 and April 1, 1995 respectively. Operating expenses are comprised of the cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses.

         Payroll and related costs, which include workers compensation insurance premiums, were $1,332,000 and $1,314,000 for the second quarter of fiscal years 1994 and 1995 respectively, and $2,654,000 and $2,561,000 for the twenty-six weeks of fiscal 1994 and 1995 respectively. Workers compensation premiums decreased due to a reduction in the modification factor used to adjust the basic premium up or down based upon claims history. The net decrease in payroll costs of the current year compared to the prior year is attributed to the afore-mentioned unit that was closed at the end of the second quarter in fiscal 1994.

         Occupancy costs, which include rent, common area maintenance, repairs and taxes were $288,000 and $237,000 for the second quarter of fiscal years 1994 and 1995 respectively, and $579,000 and $493,000 for the twenty-six weeks ended April 2, 1994 and April 1, 1995 respectively, with the decrease primarily due to the closing of the previously mentioned unit.

         Selling, general and administrative expenses were $1,005,000 for the second quarter of fiscal year 1994 and $951,000 for the second quarter of fiscal year 1995. For the twenty-six weeks ended April 2, 1994 and April 1, 1995 selling, general and administrative expenses are $1,906,000 and $1,888,000 respectively. Selling, general and administrative expense for the prior year periods include expense for a unit which was closed March 31, 1994 and which amounted to $101,000 for the twenty-six week period. The Company has also achieved other expense reductions as it continues to evaluate and improve operations. The above decreases were offset by increases in reserves which resulted in a net reduction of $18,000. As discussed on page 12 of this report, the Company was appointed as receiver of a business for which the Company is the guarantor of the lease. This has made it necessary to fund operating losses. For this reason, the Company found it necessary to increase reserves for potentially uncollectible amounts by $60,000. In addition, the Company, after careful review of incidents and lawsuits that might result in a liability for the Company, has increased its reserves against potential liability by $90,000.

Other Income and Expense

         The decline of $14,000 in interest expense on long-term debt which was $58,000 and $44,000 for the twenty-six weeks ended April 2, 1994 and April 1, 1995 respectively, is attributed to the reduction of long-term debt. Interest income, which was $47,000 and $27,000 for the twenty-six weeks ended April 2, 1994 and April 1, 1995 respectively, declined as the result of a large reduction in mortgage receivable balances during fiscal year 1994.

         In the second quarter of fiscal year 1995, the Company received $75,000 as an owners fee from the unit located in Atlanta, Georgia, which is level with the prior year. As of the end of the first quarter of fiscal year 1995, no owners fee had been received, however, all arrearages have now been brought current.

         During the twenty-six weeks ended April 2, 1994, large pre-payments were made on three mortgages which resulted in realization of $190,000 in deferred gain, increasing the total deferred gain to $217,000. The mortgages represented sales of assets in prior periods on which the gains or portions of the gains were deferred. During the comparable period in fiscal 1995, $68,000 in deferred gain was realized. Of the total deferred gains realized, $49,000 came from the payment of arrearages on the settlement of a lawsuit filed against the Company by the Company's former Vice Chairman of the Board. (See page 31 of the Company's Annual Report for further discussion of this matter.

         Other net was $60,000 for the second quarter of fiscal 1994 and $57,000 for the second quarter of fiscal year 1995. For the twenty-six weeks ended April 2, 1994 and April 1, 1995, other net was $121,000 and $104,000 respectively. The decline in vending income that the Company was experiencing at the end of fiscal year 1994 has continued and is reflected in the decline of other net.

Trends

         During the next twelve months management expects a continued increase in restaurant food and beverage sales and anticipates that expenses will remain constant, thereby increasing overall profits. Management also expects the decline in package goods sales to continue.

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits - None

         b.       Reports on Form 8-K - None


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The information furnished reflects all adjustments to the statement of the results for the interim periods.

FLANIGAN'S ENTERPRISES, INC.


                                     Joseph G. Flanigan
                                     -------------------------------------------
                                     JOSEPH G. FLANIGAN, Chief Executive Officer

Date    5/23/95
     -------------


                                     Mary C. Reymann
                                     -------------------------------------------
                                     MARY C. REYMANN, Chief Financial Officer

Date    5/23/95
     -------------