Form 10QSB
period 1995-07-01
FLANIGANS ENTERPRISES INC
filed 1995-08-15
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended        July 1, 1995
                    ----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number                       1-6836
                        ---------------------------------------------

                          Flanigan's Enterprises, Inc.
             (Exact name of registrant as specified in its charter)

          Florida                                           59-0877638
-------------------------------                         -------------------
(State or other jurisdiction of                         (I. R. S. Employer
incorporation or organization)                          Identification No.)

      2841 Cypress Creek Road, Fort Lauderdale, Florida         33309
      -------------------------------------------------       ----------
         (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code,     (305) 974-9003
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

Indicate the number of shares outstanding of each of the issuers classes of
Common Stock as of the latest practicable date            890,380
                                               ----------------------------

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                  July 1, 1995



PART I.           FINANCIAL INFORMATION


         1.       UNAUDITED CONDENSED FINANCIAL STATEMENTS

                  Consolidated Summary of Earnings -- For the Thirteen Weeks and the Thirty-Nine weeks ended July 2, 1994 and July 1, 1995

                  Consolidated Balance Sheets -- as of October 1, 1994 and July 1, 1995

                  Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended July 2, 1994 and July 1, 1995

                  Notes to Consolidated Financial Statements


         2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.          OTHER INFORMATION AND SIGNATURES:


                  6.       Exhibits and Reports on Form 8-K
                           (a)      Exhibits
                           (b)      Reports on Form 8-K

                                  FLANIGAN'S ENTERPRISES, INC., AND SUBSIDIARIES
                                    UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                                      (In Thousands Except Per Share Amounts)

                                                                              THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                                                                             July 2,        July 1,         July 2,       July 1,
                                                                              1994           1995            1994           1995
                                                                           -----------    -----------    -----------    -----------
REVENUES:
         Restaurant food sales .........................................   $     2,321    $     2,240    $     6,978    $     6,857
         Restaurant bar sales ..........................................           748            803          2,596          2,529
         Non-restaurant bar sales ......................................           144            109            528            364
         Package goods sales ...........................................         1,114          1,063          4,409          3,824
         Franchise related revenues ....................................            68            112            280            352
                                                                           -----------    -----------    -----------    -----------
                                                                                 4,395          4,327         14,791         13,926
                                                                           -----------    -----------    -----------    -----------
COSTS AND EXPENSES:
         Cost of merchandise sold restaurant and lounges ...............         1,284          1,187          3,923          3,656
         Cost of merchandise sold package goods ........................           864            773          3,332          2,833
         Payroll and related costs .....................................         1,278          1,299          3,938          3,863
         Occupancy costs ...............................................           266            278            845            771
         Selling, general and administrative expenses ..................           739            828          2,641          2,713
                                                                           -----------    -----------    -----------    -----------
                                                                                 4,431          4,365         14,679         13,836
                                                                           -----------    -----------    -----------    -----------
                  Income from operations ...............................           (36)           (38)           112             90
                                                                           -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE):
         Interest expense on obligations under capital leases ..........           (28)           (23)           (84)           (69)
         Interest expense on long-term debt and damages payable ........           (24)           (19)           (82)           (63)
         Gain on sale of assets ........................................          --             --             --               35
         Interest income ...............................................            11             19             58             46
         Management fees from Pennsylvania limited partnership .........           (37)             6            109             94
         Recovery of amounts previously written off ....................          --             --               30           --
         Owners fee ....................................................            38             38            113            113
         Recognition of deferred gains .................................            23             27            239             95
         Other net .....................................................            65             51            189            155
                                                                           -----------    -----------    -----------    -----------
                                                                                    48             99            572            406
                                                                           -----------    -----------    -----------    -----------
         Income (loss) before income taxes .............................            12             61            684            496

                                  (Continued)

                                  FLANIGAN'S ENTERPRISES, INC., AND SUBSIDIARIES
                                    UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                                      (In Thousands Except Per Share Amounts)

                                                                              THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                                                                             July 2,        July 1,         July 2,       July 1,
                                                                              1994           1995            1994           1995
                                                                           -----------    -----------    -----------    -----------
         PROVISION FOR INCOME TAXES ....................................   $     --       $     --       $     --       $     --
                                                                           -----------    -----------    -----------    -----------
         Net income ....................................................   $        12    $        61    $       684    $       496
                                                                           ===========    ===========    ===========    ===========

NET INCOME PER COMMON SHARE:

         Primary .......................................................   $       .01    $       .07    $       .67    $       .54
                                                                           ===========    ===========    ===========    ===========

         Fully Diluted .................................................   $       .01    $       .07    $       .70    $       .54
                                                                           ===========    ===========    ===========    ===========

WEIGHTED AVERAGE
         SHARES OUTSTANDING:

         Primary .......................................................     1,052,549        891.343      1,018,508        917,781
                                                                           ===========    ===========    ===========    ===========

         Fully Diluted .................................................     1,052,125        891,000        982,521        917,781
                                                                           ===========    ===========    ===========    ===========

          Certain fiscal 1994 items have been reclassified to conform to the fiscal 1995 presentation.

          See accompanying notes to consolidated financial statements.

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        OCTOBER 1, 1994 AND July 1, 1995

                                     ASSETS
                                                         OCTOBER 1,     JULY 1,
                                                            1994         1995
                                                         ----------   ----------
CURRENT ASSETS:
         Cash and equivalents including
           interest bearing deposits of
           $ 0 and $10,000 in 1994 and 1995 ..........   $  868,000   $  484,000
         Receivables, including current portion
           of notes, and mortgages, less allowance
           for uncollectible amounts of $426,000
           in 1994 and  $299,000 in 1995 and
           including  related  party receivables
           of $281,000 and $90,000  (before
           allowances and deferred gains)
           in 1994 and 1995 ..........................      502,000      395,000
         Inventories, at lower of cost (first-
           in, first out) or market ..................      720,000      822,000
         Prepaid expenses ............................      300,000      444,000
                                                         ----------   ----------
         Total current assets ........................    2,390,000    2,145,000
                                                         ----------   ----------
PROPERTY AND EQUIPMENT, at cost, less
         accumulated depreciation and amortization
         of $6,194,000 and $6,299,000
         in 1994 and 1995 ............................    3,025,000    2,743,000
                                                         ----------   ----------
LEASED PROPERTY UNDER CAPITAL LEASES,
         less accumulated amortization of
         $785,000 and $831,000 in 1994
         and 1995 ....................................      356,000      310,000
                                                         ----------   ----------
OTHER ASSETS:
         Liquor licenses, less accumulated
           amortization of $85,000 in 1994 and
           $95,000 in 1995 ...........................      365,000      338,000
         Notes and mortgages receivable, less
           allowance for uncollectible amounts of
           $66,000 in 1994 and $ 20,000 in 1995 and
           including  related  party  receivables
           of $262,000 and $14,000 (before
           allowances and deferred gains)
           in 1994 and 1995 ..........................       61,000      219,000
         Miscellaneous ...............................      173,000      164,000
                                                         ----------   ----------
         Total other assets ..........................      599,000      721,000
                                                         ----------   ----------
                                                         $6,370,000   $5,919,000
                                                         ==========   ==========
                                  (continued)

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        OCTOBER 1, 1994 AND JULY 1, 1995

               LIABILITIES AND STOCKHOLDER'S INVESTMENT (DEFICIT)
                                  (continued)

                                                         OCTOBER 1,     JULY 1,
                                                            1994         1995
                                                         ----------   ----------
CURRENT LIABILITIES:
     Accounts payable ................................   $  775,000   $  511,000
         Accrued and other current liabilities .......    1,106,000      885,000
         Current portion of long-term debt ...........      128,000      227,000
         Current obligations under capital
           leases ....................................       61,000       61,000
         Current portion of damages payable on
           terminated or rejected leases
           and other bankruptcy liabilities ..........      232,000      121,000
         Due to Pennsylvania
           limited partnership .......................      125,000       59,000
                                                         ----------   ----------
         Total current liabilities ...................    2,427,000    1,864,000
                                                         ----------   ----------
LONG TERM DEBT, net of current
           portion ...................................       79,000       26,000
                                                         ----------   ----------
OBLIGATIONS UNDER CAPITAL LEASES,
           net of current portion ....................      623,000      530,000
                                                         ----------   ----------
DAMAGES PAYABLE ON TERMINATED OR
         REJECTED LEASES AND OTHER
         BANKRUPTCY LIABILITIES,
         net of current portion ......................    1,702,000    1,640,000
                                                         ----------   ----------




                                  (continued)

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        OCTOBER 1, 1994 AND JULY 1, 1995

               LIABILITIES AND STOCKHOLDER'S INVESTMENT (DEFICIT)
                                  (continued)
                                                    OCTOBER 1,        JULY 1,
                                                       1994            1995
                                                   -----------      -----------
STOCKHOLDERS' INVESTMENT (DEFICIT)
         Common stock, par value $.10
           authorized 5,000,000 shares,
           issued 2,099,000 shares ...........     $   210,000      $   210,000
         Capital in excess of par value ......       6,685,000        6,685,000
         Deficit .............................        (583,000)         (87,000)
         Less - Treasury stock, at cost,
           1,168,000 shares in 1994 and
           1,225,000 in 1995 .................      (4,773,000)      (4,949,000)
                                                   -----------      -----------
                                                     1,539,000        1,859,000
                                                   -----------      -----------
                                                   $ 6,370,000      $ 5,919,000




          The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE THIRTY-NINE WEEKS ENDED
                         JULY 2, 1994 AND JULY 1, 1995
                                 (In Thousands)

                                                              JULY 2,    JULY 1,
                                                               1994       1995
                                                              ------     ------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income ......................................    $  684     $  496
         Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities:
                  Depreciation and amortization
                    of property, equipment and
                    capital leases .......................       445        488
                  Amortization of liquor licenses ........         8          7
                  Recognition of deferred gains
                    and other deferred income ............      (239)       (95)
                  Accrual for potential
                    uninsured claims .....................      --           90
                  Provision for uncollectible
                    receivables ..........................      --          125
                  Reversal of allowance for
                    uncollectible notes and
                    mortgages receivable .................      --         (122)


         Changes in assets and liabilities:

                  (Increase) decrease in receivables .....       (19)        13
                  Increase in inventories ................       (43)      (102)
                  Increase in prepaid expenses ...........       (66)      (144)
                  Decrease in other assets ...............       103          9
                  Decrease in accounts
                    payable ..............................       (65)      (264)
                  Decrease in accrued liabilities ........      (519)      (311)
                                                              ------     ------
                  Net cash provided by (used in)
                    operating activities .................       289        190
                                                              ------     ------

                                  (continued)

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE THIRTY-NINE WEEKS ENDED
                         JULY 2, 1994 AND JULY 1, 1995
                                 (In Thousands)

                                                              JULY 2,    JULY 1,
                                                               1994       1995
                                                              ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Net proceeds from sale of property
           and equipment .................................    $   94     $   14
         Sale of liquor license ..........................      --           20
         Collections on notes and
           mortgages receivable ..........................       423         61
         Additions to notes and
           mortgages receivable ..........................      --          (33)
         Additions to property and equipment .............      (767)      (174)
         Change in due to Pennsylvania
           limited partnership ...........................       (25)       (66)
         Repurchase of common stock ......................      --         (176)
                                                              ------     ------
         Net cash used in
           investing activities ..........................      (275)      (354)
                                                              ------     ------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Additions to long-term debt .....................       519        426
         Payments of long-term debt ......................      (458)      (380)
         Payments of obligations under
           capital leases ................................      (119)       (93)
         Payments of damages payable .....................      (187)      (173)
                                                              ------     ------
         Net cash provided by (used in)
           financing activities ..........................      (245)      (220)
                                                              ------     ------
NET DECREASE IN CASH
         AND EQUIVALENTS .................................      (231)      (384)

CASH AND EQUIVALENTS, BEGINNING OF YEAR ..................       945        868
                                                              ------     ------

CASH AND EQUIVALENTS, END OF QUARTER .....................    $  714     $  484
                                                              ======     ======

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 1, 1995

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

(4)      FRANCHISE PROGRAM:

         At October 1, 1994, and at July 1, 1995, eight stores were operated under franchise agreements. Under the franchise agreements, the Company agrees to provide guidance, advice and management assistance to the franchisees. The Company also agrees to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. The franchise agreements provide for fees to the Company of 2-1/2% to 3% of the gross sales. Of the eight franchised stores, five are owned or operated by related parties.

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

         The Company demanded payment of all arrearages or the return the store. While negotiating the return of the store, the assignee closed the retail liquor package store and removed all inventory. The Company filed suit for eviction and was granted immediate possession of the business premises including furniture, fixtures, equipment and liquor license, to reopen and preserve the business of the retail liquor package store. As a result of the default of the sublease, the two promissory notes given the Company for paying the 1991 and 1992 real property taxes for this store are immediately due in full. During the quarter ended April 1, 1995, the Company paid the annual ground rent which was due January 1, 1995 ($19,460), and began making monthly rental payments to the sublessors commencing February 1, 1995. During the quarter ended July 1, 1995, the Company also began paying an additional one half month's rent to the sublessors along with current monthly rent on account of the rental arrearages. The Company continues to operate the retail liquor package store and anticipates doing so throughout the litigation and after acquiring ownership thereof through the litigation. The obligations of the assignee are secured by the assets of the assignee, the personal guarantee of a principal of the assignee and cross collateralized with the assets of an entity affiliated with the assignee, which is discussed below.

         In addition to the above store, during fiscal year 1994, the Company paid the 1991 and 1992 real property taxes in the aggregate amount of $13,987, as guarantor of the lease of another store sold in prior years. During fiscal year 1994, the rental payments for this store decreased to a point where they did not even equal the current rent and the Company instituted eviction proceedings. The Company, through a wholly owned subsidiary, was appointed receiver of the assignee's business and continues to operate the same. Subsequent to the end of the third quarter of the current fiscalyear, the Court entered a Final Judgment in favor of the Company foreclosing the statutory landlord lien subrogated to the Company. The Company expects to acquire ownership of the assets of the assignee at the foreclosure sale, including the liquor license. To date, the Company has been unable to operate the assignee's business profitably and continues to fund operating losses as guarantor of the lease. The Company is actively seeking a buyer for the business and real property in conjunction with the landlord. The Company's guarantee of the lease for this store expires on August 10, 1997.

         During the fiscal quarter ended July 1, 1995, the Company paid the monthly rent due June 1, 1995, as guarantor of the lease of another store sold in prior years. The assignee of the business vacated the business premises during the third quarter of the current fiscal year and the landlord is actively seeking a new tenant. Subsequent to the end of the third quarter of the current fiscal year the Company has continued to pay the monthly rent, although the lease expires September 30, 1995. The obligations of the assignee are secured by the assignee, the personal guarantee of a principal of the assignee and cross collateralized with the assets of an entity affiliated with the assignee, which is discussed above.

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

         During fiscal year 1994, the Committee granted 52,000 stock options to eligible employees under the Stock Option Plan at an exercise price of $3.50 per share, which expire April 19, 1999. No additional stock options were granted during the first three quarters of fiscal 1995 and no options were exercised during fiscal 1994 or the first three quarters of fiscal 1995.

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

         Certain states have "liquor liability" laws which allow a person injured by an "intoxicated person" to bring a civil suit against the business (or social host) who had served intoxicating liquors to an already "obviously intoxicated person", known as "dram shop" claims. The Company is generally self-insured for liability claims, with major losses partially covered by third-party insurance carriers. The extent of this coverage varies by year.

         Subsequent to the end of the third quarter of the current fiscal year, the Company favorably settled one uninsured "dram shop" claim without material adverse impact to the Company. See Note 6 and page two of the letter to shareholders in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 1, 1994.

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


Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations.

         At fiscal yearend, the Company was operating 14 units and had interests in an additional eight units which had been franchised by the Company. At July 1, 1995, the Company was operating 15 units and had interests in an additional eight units which had been franchised by the Company.

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

Liquidity and Capital Resources

         Cash Flows

         The following table is a summary of the Company's cash flows for the third quarter of fiscal years 1994 and 1995 and for the fiscal year ended October 1, 1994.

                                                 July 2,     July 1,     Oct. 1,
                                                   1994        1995        1994
                                                  -----       -----       -----
                                                         (in thousands)
Net cash provided by
  operating activities .....................      $ 289       $ 190       $ 902
Net cash used in
  investing activities .....................       (275)       (354)       (482)
Net cash provided by (used in)
  financing activities .....................       (245)       (220)       (497)
                                                  -----       -----       -----
Net increase (decrease) in cash ............      $(231)      $(384)      $ (77)
                                                  =====       =====       =====

         The Company had liquid assets of $484,000 at July 1, 1995. During the first thirty-nine weeks of fiscal 1995, cash flow from operating activities decreased by $99,000 when compared to the first thirty-nine weeks of the prior fiscal year.

         Adjustments to net income to reconcile to cash flows from operating activities in the first nine months of fiscal 1994 included the recognition of $239,000 in deferred gain, $190,000 of which resulted from the prepayment of mortgages receivable from the sales of stores to franchisees from which the gain was deferred. The comparable nine months of fiscal 1995 included $95,000 in deferred gain, of which $62,000 resulted from payments on the settlement of a lawsuit filed against the Company by the Company's former Vice Chairman of the Board. (See page 31 of the Company's 1994 Annual Report for further discussion of this matter.)

         Improvements

         The Company had additions to fixed assets of $60,000 and $174,000 during the quarter and the nine months ended July 1, 1995 compared to $245,000 and $767,000 for the same periods last year and $913,000 for the year ended October 1, 1994. The additions were for the continuation of the program to refurbish lounges, upgrade existing units serving food, improvements to package stores, upgrading the corporate computer system and other improvements. Except as otherwise noted all of the funds for additions came from operations.

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

         Working Capital

         The table below summarizes the current assets, current liabilities and working capital for the quarters ended July 2, 1994 and July 1, 1995 and for the fiscal year ended October 1, 1994.

                                             July          July         October
             Item                           2, 1994       1, 1995       1, 1994
-------------------------------------       -------       -------       -------
                                                       (in thousands)
Current assets ......................       $ 2,070       $ 2,145       $ 2,390
Current liabilities .................         2,065         1,864         2,427
Working capital (deficit) ...........             5           281           (37)

         The Company increased its working capital for the current period by $276,000 compared to the same period last year, and increased it by $318,000 as compared to October 1, 1994.

         During the first quarter of fiscal 1994, the Company received prepayments of mortgages receivable in the amount of $250,000 and early in the second quarter an additional $100,000 was received. The Company gave no discounts for these prepayments. There were no prepayments in the first three quarters of fiscal 1995. The Company believes that continued improvement in income from operations will enable the Company to adequately fund operations, reduce debt and fund planned capital expenditures in fiscal 1995.

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

Results of Operation

         Revenues

         All discussion below of total food sales, restaurant bar sales and package goods sales for the thirty-nine weeks of fiscal year 1994 includes six months of sales from the unit that was closed March 31, 1994.

         Net sales for the quarter and thirty-nine weeks ended July 2, 1994 were $4,395,000 and $14,791,000 compared with $4,327,000 and $13,926,000 for the period ended July 1, 1995. Restaurant food sales were $2,321,000 and $6,978,000 for the quarter and the thirty-nine weeks ended July 2, 1994 compared to $2,240,000 and $6,857,000 for the same period in the current fiscal year. Restaurant bar sales were $748,000 and $2,596,000 for the third quarter and the nine months in fiscal 1994 and $803,000 and $2,529,000 for the comparable periods in fiscal year 1995. Package goods sales were $1,114,000 and $4,409,000 for the quarter and the nine months ended July 2, 1994 and $1,063,000 and $3,824,000 for the third quarter and nine months ended July 1, 1995.

         Restaurant food sales represented 53% and 52% of total sales in the third quarter of fiscal 1994 and 1995 respectively, and 47% and 49% of total sales for the first nine months of fiscal 1994 and 1995 respectively. The weekly average of same store sales was $168,292 for the nine months ended July 2, 1994 and $175,785 for the nine months ended July 1, 1995, an increase of 4%.

         The same store weekly average for restaurant bar sales remained level with $75,122 for the nine months ended July 2, 1994 and $74,892 for the same nine months of the current fiscal year.

         Package goods sales continue to decline on a store to store basis, going from a weekly average of same store sales of $109,557 for the first nine months of fiscal 1994 to a weekly average of $98,068 for the first nine months of fiscal 1995, a decrease of 10.5%. The decline in package goods sales is attributed to the decline in the liquor market.

         The gross profit margin for restaurant and lounge sales increased from 60.8% to 62.5% for the first nine months of fiscal years 1994 and 1995 respectively. The improvement is attributable to revised promotional programs.

         The gross profit margin for package goods sales during the first nine months of fiscal 1994 was 25.2% and increased to 26.0% for the first nine months of the current fiscal year. The increase is due to better purchasing opportunities.

         Overall gross profits were 49.9% for first nine months ended July 2, 1994 compared to 52.2% for the nine months ended July 1, 1995. The increase of 2% is a result of increased prices, revised promotional programs and a higher ratio of restaurant sales to total sales.


Operating Costs and Expenses

         All discussion below of operating costs, payroll costs and occupancy costs for the thirty-nine weeks of fiscal year 1994 includes six months of costs from the unit that was closed March 31, 1994.

         Operating costs and expenses for the third quarter of fiscal year 1994 were $4,431,000 compared to $4,365,000 for the same quarter in the current fiscal year and were $14,679,000 and $13,836,000 for the nine months ended July 2, 1994 and July 1, 1995 respectively. Operating expenses are comprised of the cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses.

         Payroll and related costs, which include workers compensation insurance premiums, were $1,278,000 and $1,299,000 for the third quarter of fiscal years 1994 and 1995 respectively, and $3,938,000 and $3,863,000 for the thirty-nine weeks of fiscal 1994 and 1995 respectively. Workers compensation premiums decreased due to a reduction in the modification factor used to adjust the basic premium up or down based upon claims history. The net decrease in payroll costs of the current year compared to the prior year is attributed to the afore-mentioned unit that was closed at the end of the second quarter in fiscal 1994.

         Occupancy costs, which include rent, common area maintenance, repairs and taxes were $266,000 and $278,000 for the third quarter of fiscal years 1994 and 1995 respectively, and $845,000 and $771,000 for the thirty-nine weeks ended July 2, 1994 and July 1, 1995 respectively, with the decrease primarily due to the closing of the previously mentioned unit and a reduction in personal property taxes.

         Selling, general and administrative expenses were $739,000 for the third quarter of fiscal year 1994 and $828,000 for the third quarter of fiscal year 1995. For the thirty-nine weeks ended July 2, 1994 and July 1, 1995 selling, general and administrative expenses were $2,641,000 and $2,713,000 respectively. Selling, general and administrative expense for the thirty-nine weeks of the prior year include expense for a unit which was closed March 31, 1994 and which amounted to $101,000. The Company has also achieved other expense reductions as it continues to evaluate and improve operations. The above decreases were offset by increases in reserves which resulted in a net increase of $72,000. As discussed on page 12 of this report, the Company is operating two units for which the Company is the guarantor of the leases. This has made it necessary to fund operating losses. For this reason, the Company found it
necessary  to  increase  reserves  for  potentially   uncollectible  amounts  by
$125,000. In addition, the Company, after careful review of incidents and lawsuits that might result in a liability for the Company, has increased its reserves against potential liability by $90,000.

Other Income and Expense

         The decline of $19,000 in interest expense on long-term debt which was $82,000 and $63,000 for the thirty-nine weeks ended July 2, 1994 and July 1, 1995 respectively, is attributable to the reduction of long-term debt. Interest income, which was $58,000 and $46,000 for the thirty-nine weeks ended July 2, 1994 and July 1, 1995 respectively, declined during the current year as the result of a large reduction in mortgage receivable balances during fiscal year 1994.

         In the third quarter of fiscal year 1995, the Company received $37,500 as an owners fee from the unit located in Atlanta, Georgia, which is level with the prior year. As of the end of the first quarter of fiscal year 1995, no owners fee had been received, however, all arrearages have now been brought current.

         During the thirty-nine weeks ended July 2, 1994, large pre-payments were made on three mortgages which resulted in realization of $190,000 in deferred gain, increasing the total deferred gain to $239,000. The mortgages represented sales of assets in prior periods on which the gains or portions of the gains were deferred. During the comparable period in fiscal 1995, $95,000 in deferred gain was realized. Of the total deferred gains realized, $63,000 came from the payment of arrearages on the settlement of a lawsuit filed against the Company by the Company's former Vice Chairman of the Board. (See page 31 of the Company's Annual Report for further discussion of this matter.)

         Other net was $64,687 for the third quarter of fiscal 1994 and $51,387 for the third quarter of fiscal year 1995. For the thirty-nine weeks ended July 2, 1994 and July 1, 1995, other net was $173,362 and $155,673 respectively. The decline in vending income that the Company was experiencing at the end of fiscal year 1994 has continued and is reflected in the decline of other net.


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

FLANIGAN'S ENTERPRISES, INC.


                                     Joseph G. Flanigan
                                     -------------------------------------------
                                     JOSEPH G. FLANIGAN, Chief Executive Officer

Date    8/15/95
      -----------


                                     Mary C. Reymann
                                     -------------------------------------------
                                     MARY C. REYMANN, Chief Financial Officer

Date    8/15/95
      -----------