Form 10KSB
period 1995-09-30
FLANIGANS ENTERPRISES INC
filed 1995-12-29
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended September 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from _____________ to ________________

                         Commission File Number 1-6836

                          Flanigan's Enterprises, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Florida                                               59-0877638
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

2841 Cypress Creek Road, Fort Lauderdale, Florida                   33309
-------------------------------------------------                 ----------
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code, (954) 974-9003
                                                           --------------
Securities registered pursuant to Section 12(b) of the Act:

    Common Stock, $0.10 Par Value                    American Stock Exchange
    -----------------------------                    -----------------------
         Title of each class                         Name of each exchange
                                                      on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]   No [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,863,774 as of December 22, 1995.

There were 853,000 shares of the Registrant's Common Stock ($0.10) Par Value) outstanding as of September 30, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the Registrant's 1996 definitive proxy material has been incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-KSB.

                        Exhibit Index Begins on Page 33

                                     PART I

Item 1.  Business.


General

         Flanigan's Enterprises, Inc., (the "Company") owns and/or operates restaurants, lounges, package liquor stores and entertainment oriented clubs (collectively the "units"). At September 30, 1995, the Company operated 15 units, including one unit operated by the Company pursuant to Court Order, and had interests in nine additional units which have been franchised by the Company. Of the units operated by the Company, four were combination package liquor stores and restaurants, two were combination package liquor stores and lounges, five were restaurants only, one was a lounge only and one was a package liquor store only. The unit operated by the Company pursuant to Court Order was a package liquor store only. There were two clubs, one operated by the Company as general partner of a limited partnership, and the other operated by an unaffiliated third party under a management agreement.

         Subsequent to the end of the fiscal year one franchisee terminated its franchise agreement and returned its franchised unit, thereby leaving the Company with interests in eight additional units which have been franchised by the Company. The Company immediately began operating the package liquor store of the returned franchise unit. Subsequent to the end of the current fiscal year the Company began operating a restaurant as general partner and fifty percent owner of a limited partnership established for such purpose. Subsequent to the end of the fiscal year, the Company operated 17 units with the addition of one package liquor store only and the one restaurant only operated by the Company as general partner of a limited partnership, both of which are described above.

         During the fiscal year, the Company was granted possession of a package liquor store previously sold by the Company and began operating the package liquor store pursuant to Court Order. During the fiscal year, the Company also became the owner, through foreclosure, of the lounge previously sold by the Company, which lounge had been operated by a wholly owned subsidiary of the Company as a receiver appointed by the Court since fiscal year 1994. During the fiscal year, the Company converted this lounge to its new "Flanigan's Cafe" restaurant concept.

         During the 1994 fiscal year, the Company closed one unit, which it had operated marginally as a combination restaurant and package liquor store, due to the expiration of the lease for the business premises and its inability to extend the same at a reasonable rental.

         The Company has no plans to sell or close any more units at this time and will seek other units to manage or to buy when cash is available.

         All of the Company's package liquor stores, lounges and clubs are operated on leased properties. As a result of significant escalations of rent on certain of such leased properties and on leased properties that were not being operated by the Company, on November 4, 1985 the Company, not including its subsidiaries, filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. On May 5, 1987 the Company's Plan of Reorganization as amended and modified ("the Plan") was confirmed by the Bankruptcy Court. On December 28, 1987 the Company was officially discharged from bankruptcy. See
Note 2 to the consolidated financial statements for a discussion of the bankruptcy proceedings to date and Item 7 for a discussion of the effect of the bankruptcy proceedings herein.

         The Company was incorporated in Florida in 1959 and operated in South Florida as a chain of small cocktail lounges and package liquor stores. By 1970, the Company had established a chain of "Big Daddy's" lounges and package liquor stores between Vero Beach and Homestead, Florida. From 1970 to 1979, the Company expanded its package liquor store and lounge operations throughout Florida and opened clubs in five other "Sun Belt" states. In 1975, the Company discontinued most of its package store operations in Florida except in the South Florida areas of Dade, Broward, Palm Beach and Monroe Counties. In 1982 the Company expanded its club operations into the Philadelphia, Pennsylvania area as general partner of several limited partnerships organized by the Company. In March 1985, the Company began franchising its package liquor stores and lounges in the South Florida area. See Note 10 to the consolidated financial statements and the discussion of franchised units on page 5.

         During fiscal 1987, the Company began renovating its lounges to provide full restaurant food service, and subsequently renovated and added food service to most of its lounges. The restaurant concept, as the Company offers it, has been so well received by the public that food sales now represent approximately seventy percent of total restaurant sales.

         The Company's package liquor stores emphasize high volume business by providing customers with a wide variety of brand name and private label merchandise at discount prices. The Company's lounges and clubs provide customers with efficient service of alcoholic beverages and the restaurants provide full food service with abundant portions, reasonably priced, served in a relaxed friendly atmosphere. The Company's clubs also emphasize a distinctive entertainment experience through creative interior designs and decor and entertainment programming.

         The Company's principal sources of revenue are the sale of food and alcoholic beverages.

         The Company conducts its operations directly and through a number of wholly owned subsidiaries. The operating subsidiaries are as follows:

SUBSIDIARY                                                STATE OF INCORPORATION
----------                                                ----------------------
Flanigan's Management Services, Inc.                              Florida
Flanigan's Enterprises. Inc. of Georgia                           Georgia
Seventh Street Corp.                                              Florida
Big Daddy's #48 Inc.                                              Florida
Big Daddy's #50, Inc.                                             Florida
Flanigan's Enterprises, Inc. of Pa                                Pennsylvania

         The income derived and expenses incurred by the Company relating to the aforementioned subsidiaries are consolidated for accounting purposes with the income and expenses of the Company in the consolidated financial statements in this Form 10-KSB.

         The Company's executive offices are located in a leased facility at 2841 Cypress Creek Road, Fort Lauderdale, Florida 33309 and its telephone number at such address is (954) 974-9003.

Corporate Reorganization

         As noted in Note 2 to the consolidated financial statements, on November 4, 1985, the Company, not including any of its subsidiaries, filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. The primary purposes of the petition were (1) to reject leases which were significantly above market rates and (2) to reject leases on closed units which had been repossessed by, or returned to the Company. On May 5, 1987 the Company's Plan of Reorganization as amended and modified was confirmed by the Bankruptcy Court. On December 28, 1987 the Company was officially discharged from bankruptcy. See Note 2 to the consolidated financial statements for a discussion of the bankruptcy proceedings to date and Item 7 for a discussion of the effect of the bankruptcy proceedings herein.

Financial Information Concerning Industry Segments

         The Company's business is carried out principally in two segments: the restaurant and lounge segment and the package liquor store segment.

         Financial information broken into these two principal industry segments for the two fiscal years ended October 1, 1994 and September 30, 1995 is set forth in the consolidated financial statements which are attached hereto, and is incorporated herein by reference.

The Company's Package Liquor Stores, Restaurants and Lounges

         The Company's package liquor stores and lounges are operated under the "Big Daddy's Lounges" and "Big Daddy's Liquors" service marks. The Company's restaurants are operated under the service mark "Flanigan's Seafood Bar and Grill". The Company's package liquor stores emphasize high volume business by providing customers with a wide selection of brand name and private label liquors, beer and wines. The Company has a policy of meeting the published sales prices of its competitors. The Company provides extensive sales training to its package liquor store personnel. Most package liquor stores are open six or seven days a week from 9:00- 10:00 a.m. to 9:00-10:00 p.m., depending upon demand and local law. A small number of the Company's units have "night windows" with extended evening hours.

         The Company's non-restaurant lounges provide a neighborhood bar atmosphere for its customers through the use of comfortable seating arrangements and popular music. Management does not believe the nature of its lounge business allows the degree of standardization which is more prevalent with fast food and certain other chain operations. Therefore, the entertainment, price structure, interior decor, layout and related operations matters vary to some extent at different facilities in order to meet local conditions and preferences of clientele. Yet, there is a certain degree of similarity between the lounges which allows the Company to build consumer recognition. Entertainment in the lounges include music, video presentations, dancing, pool and electronic games.

         Most lounges are open five to seven nights a week, from 12:00 p.m. to 1:00 - 2:00 a.m., depending upon demand and local law. There are no cover charges at the Company's lounges. Drink prices average from $.75 to $3.00.

         The Company's restaurants offer full food and alcoholic beverage service with approximately seventy percent of their sales being food items. These restaurants are operated under the "Flanigan's Seafood Bar and Grill" service mark. Although these restaurants provide a neighborhood atmosphere, they have the degree of standardization prevalent in casual dining restaurant chains, including menu. The interior decor is nautical with numerous fishing and boating pictures and decorations. Drink prices may vary between locations to meet local conditions. Food prices are standardized. Entertainment in these units does not include dancing. The restaurants' hours of operation are from 11:00 a.m. to 1:00
- 5:00 a.m. There are no cover charges at the Company's restaurants. The Company continues to develop strong customer recognition of its "Flanigan's Seafood Bar and Grill" service mark through very competitive pricing and efficient and friendly service.

         The Company's package liquor stores and lounges were designed to permit minor modifications without significant capital expenditures. However, from time to time the Company is required to redesign and refurbish its units at significant cost. See Item 2, Properties and Item 7 for further discussion.

Franchised Package Liquor Stores and Lounges

         In March of 1985, the Company's Board of Directors approved a plan to sell, on a franchise basis, up to 26 of the Company's package liquor stores and lounges in the South Florida area. Under the terms of the franchise plan, the Company sold the liquor license, furniture, fixtures and equipment of a particular unit, entered into a sublease for the business premises and a franchise agreement, whereby the franchisee licensed the right to use the Company's service marks "Big Daddy's Liquors" and "Big Daddy's Lounges" in the operation of its business. Investors purchasing units were required to execute ten year franchise agreements with a thirty day cancellation provision. The franchise agreement also provided for a royalty to the Company, in the amount of 1% of gross sales, plus a contribution to advertising, in an amount between 1-1/2 - 2% of gross sales. In most cases, the sublease agreement provided for rent in excess of the amount paid by the Company, in order to realize an additional return of between 2% - 3% of gross sales, depending upon a number of factors, including but not limited to the performance of the particular unit sold and its expected sales growth.

         As of the end of fiscal year 1986, ten units had been franchised. Four of these units were franchised to members of the family of the Chairman of the Board. The Company had limited response to its franchise offering and suspended its franchise plan at the end of fiscal year 1986.

         During fiscal year 1988, two franchisees (one of whom is on the Company's Board of Directors) exercised the thirty day cancellation clause under the franchise agreement and related documents and returned their franchised units to the Company. No gain or loss was recognized on these returns. The Company has been profitably operating these two units.

         During fiscal year 1990, the Company completed a foreclosure to take one franchise back, reducing the number of franchised units to seven. This unit was sold pursuant to a private offering to a Subchapter S corporation whose president was the Chairman and whose investors included three directors and members of the Chairman's family. This unit was managed by the Company through the end of fiscal year 1992. In the first quarter of fiscal year 1993, the Board of Directors agreed to purchase this unit from the group of investors. In purchasing this unit, the Board of Directors determined that the projected profitability would provide a fair return on investment, whereas without this purchase, the Company would only have received its 4% management fee until the Subchapter S corporation received its full investment back from this unit.

         During fiscal year 1991, the Company sold one unit to the unit's manager, an unaffiliated third party, who had been operating it pursuant to a management agreement since 1987. This unit consisted of a package liquor store and restaurant, which restaurant was not operating under the Company's "Flanigan's Seafood Bar and Grill" service mark. The Company also entered into a franchise agreement with the manager, licensing the use of the "Big Daddy's Liquors" service mark for the liquor package store in exchange for a royalty in the amount of 1% of gross sales. Although the Company counted this unit as a franchise, the Company did not consider this transaction a part of its franchise plan. During the fiscal year, the manager executed the Company's new franchise agreement for the operation of his restaurant under the "Flanigan's Seafood Bar and Grill" service mark, as more fully described below.

         During fiscal year 1992, one unaffiliated franchisee expressed an interest in selling his unit or returning it to the Company pursuant to the terms of its franchise agreement and related documents. As a result of the substantial investment necessary to upgrade and renovate this unit, an affiliated group of investors formed a Subchapter S corporation and purchased this unit from the franchisee. The shareholder interest of all officers and directors represents 42% of the total invested capital. The shareholder interest of the Chairman's family represents an additional 47.5% of the total invested capital. The Company continues to receive the same royalties, rent and mortgage payments as it had received from the unaffiliated franchisee.

         Subsequent to the end of fiscal year 1995, one franchisee exercised the thirty day cancellation clause under the franchise agreement and related documents and returned its franchised unit to the Company. The franchisee had operated a package liquor store and lounge under the "Big Daddy's" service mark. The Company has been profitably operating the package liquor store of the franchised unit but has not reopened the lounge.

         The units that continue to be franchised are doing well and continue to generate income for the Company. Many of the units that were originally offered as franchises have been sold outright and are no longer being operated as Flanigan's or Big Daddy's stores.

Franchised Restaurants

         During the fiscal year, the Company completed its new franchise agreement for a franchisee to operate a restaurant under the "Flanigan's Seafood Bar and Grill" service mark pursuant to a license from the Company. The new franchise agreement was drafted jointly with existing franchisees with all modifications requested by the franchisees incorporated therein. The new franchise agreement provides the Company with the ability to maintain a high level of food quality and service at its franchised restaurants, which are essential to a successful franchise operation. A franchisee is required to execute a new franchise agreement for the balance of the term of its lease for the business premises, extended by the franchisee's continued occupancy of the business premises thereafter, whether by lease or ownership. The new franchise agreement provides for a royalty to the Company in the amount of 3% of gross sales, plus a contribution to advertising in an amount between 1-1/2 to 3% of gross sales. In most cases, the Company does not sublease the business premises to the franchisee and in those cases where it does, the Company no longer receives rent in excess of the amount paid by the Company.

         As of the end of the fiscal year, three existing franchisees who operated restaurants under the "Flanigan's Seafood Bar and Grill" or other authorized service marks and whose franchise agreements came up for renewal during the fiscal year had executed new franchise agreements. During the fiscal year, the Company entered into a new franchise agreement with its former manager who purchased one unit from the Company during fiscal year 1991 but had not operated his restaurant under the "Flanigan's Seafood Bar and Grill" service mark. The Company has always considered this unit a franchised unit, notwithstanding the fact that the restaurant has not been subject to the Company's franchise agreement. At the same time, the former manager also executed a new franchise agreement for a second restaurant opened since the purchase of the unit from the Company during fiscal year 1991.

         As existing franchise agreements come up for renewal, franchisees who operate restaurants under the "Flanigan's Seafood Bar and Grill" service marks and/or other service marks approved by the Company will execute the new franchise agreement for the continuation of their franchises.

         Subsequent to the end of the fiscal year, the Company began operating a restaurant under the "Flanigan's Seafood Bar and Grill" service mark as general partner and fifty percent owner of a limited partnership established for such purpose. The limited partnership agreement gives the limited partnership the right to use the "Flanigan's Seafood Bar and Grill" service mark while the Company acts as general partner only. No franchise agreement was executed and the Company does not consider this unit one of its franchises.

Clubs

         At the beginning of fiscal 1991, the Company operated three entertainment oriented clubs in the Philadelphia, Pennsylvania area, one in southern California, one in Florida, and one in Georgia. The Company had been operating four clubs in the Philadelphia area but in March 1989 one of the clubs ceased its lounge operations. In connection with the club's closing, its landlord received a judgment by confession under Pennsylvania law for future minimum payments under the club's lease agreement in the approximate amount of $500,000. During fiscal 1990 the Company settled this action for $120,000, payable at $10,000 January 1, 1991 and February 1, 1991 and the balance at $1,666.66 beginning March 1, 1991 and monthly for 5 years, plus 8% interest payable monthly on the outstanding principal balance.

         The club operated by the Company in Florida closed in December 1990, upon the termination of its lease agreement for the business premises.

         In May 1991, the Company voluntarily closed its club in Marina Del Rey, California due to the continuing harassment and discrimination by the Los Angeles Police Department. In June and July 1991, the Chairman of the Board elicited a proposal for the purchase of the assets of the club, but the proposed transaction fell through when the ground lessor unreasonably withheld its consent to the assignment of the lease and then attached unreasonable conditions to its consent.

         During fiscal year 1992, the Company instituted suit against the Los Angeles Police Department, its police captain and the ground lessor. Due to the Company's inability to prove any involvement by the ground lessor in a racially motivated conspiracy to close the club in April and May 1991, during fiscal year 1993, the Company elected to settle with the ground lessor for $100,000, payable with an initial installment of $35,000 and the balance in nine equal annual installments. Subsequent to the end of fiscal year 1995, the ground lessor prepaid the balance of the settlement amount in order to take advantage of a $15,000 discount for paying the balance by October 13, 1995. All funds from this settlement have been paid to the sublessors as previously agreed by the Company. During fiscal year 1995, the California Supreme Court affirmed the Trial Court's ruling which precluded the Company from introducing any evidence of damages resulting from the closing of the club in May 1991, thereby limiting the Company's damages to those already agreed to be paid by the ground lessor and effectively concluding this action without additional compensation to the Company.

         During fiscal year 1991, the Company also negotiated its resignation as General Partner of CIC Investors #870, Ltd., the owner and operator of a club located at 532 S. Second Street, Philadelphia, Pennsylvania, and surrendered the operation of the club to CR Management Enterprises, Inc. on July 26, 1991. The Company's resignation as General Partner was effective January 26, 1992. As a part of its agreement, the Company was responsible for all obligations of the limited partnership accruing prior to July 26, 1991, which are now limited to insured personal injury claims arising prior to that date, which have been filed in court. During the fiscal year, the Company learned that the club operated by CIC Investors #870, Ltd. closed and the limited partnership no longer has any assets. Furthermore, in the defense of several of these actions the Company has not received the cooperation of the successor general partner, nor the landlord of the business premises, and as a result, the Company will only defend actions and pay judgments and/or settlements which include the Company and/or any of its subsidiaries. An accrual for the Company's estimated liability on these insured liability claims is included in the consolidated balance sheets in the caption "Accrued and Other Current Liabilities".

         During fiscal year 1992, the Company, as General Partner of CIC Investors #880 Ltd., negotiated with the landlord to terminate the lease for Store #880, Granite Run Mall, Media, Pennsylvania and the club closed as of December 31, 1991. The liquor license formerly used at the club, which had a value of approximately $100,000, was surrendered as partial consideration for the termination of the lease. In addition, the Company agreed to pay all rental arrearages through October 31, 1991 ($84,318), payable $10,000 upon the execution of a lease termination agreement, an additional $10,000 thirty days thereafter and the balance in thirty-six monthly payments of $1,787, without interest. The balance of the rental arrearages were paid in full during the fiscal year.

         As of the end of fiscal year 1995, the Company owned one club in Atlanta Georgia, which was operated by an unaffiliated third party, as discussed below. The Company operated its remaining Pennsylvania club, (Store #850, King of Prussia, Pennsylvania), which was financed through a limited partnership in which the Company acts as general partner. The partnership agreement provides the Company with a management fee of 49% of the unit's profit before depreciation, plus a 1% interest in the taxable income of the limited partnership.

         Operation of Units by Unaffiliated Third Parties

         During fiscal year 1992, the Company entered into a Management Agreement with Mardi Gras Management, Inc. for the operation of the Company's club in Atlanta, Georgia through the balance of the initial term of the lease, unless sooner terminated by Mardi Gras Management, Inc. upon thirty days prior written notice, with or without cause. Mardi Gras Management, Inc. assumed the management of this club effective November 1, 1991 and is currently operating the club under an adult entertainment format. Pursuant to the Management Agreement, the Company receives a monthly owner's fee of $12,500.


Operations and Management

         The Company emphasizes systematic operations and control of all units. Each unit has its own manager who is responsible for monitoring inventory levels, supervising sales personnel, food preparation and service in restaurants and generally assuring that the unit is managed in accordance with Company guidelines and procedures. The Company has in effect an incentive cash bonus plan for its managers and salespersons based upon various performance criteria. The Company's operations are supervised by area supervisors. Each area supervisor supervises the operations of the units within his or her territory and visits those units to provide on-site management and support. There are three area supervisors responsible for package store, restaurant, lounge and club operations in specific geographic districts.

         All of the Company's managers and salespersons receive extensive training in sales techniques.

         The Company arranges for independent third parties, or "spotters", to inspect each unit in order to evaluate the unit's operations, including the handling of cash transactions.

Purchasing and Inventory

         The package liquor business requires a constant substantial capital investment in inventory in the units and some additional back-up inventory held at the larger units. Liquor inventory purchased can normally be returned only if defective or broken.

         All Company purchases of liquor inventory are made through its purchasing department from the Company's corporate headquarters in Fort Lauderdale, Florida. The major portion of inventory is purchased under individual purchase orders with licensed wholesalers and distributors who deliver the merchandise within one to two days of the placing of an order. Frequently, there is only one wholesaler in the immediate marketing area with an exclusive distributorship of certain liquor product lines.

         Substantially all of the Company's liquor inventory is shipped by the wholesalers or distributors directly to the Company's units with the balance being shipped to a number of the Company's largest units for storage pending redistribution to other units.

         The   Company   significantly   increases   its   inventory   prior  to
Thanksgiving, Christmas, New Year's Eve and other holiday periods.

         Pursuant to Florida law, the Company pays for its liquor purchases within ten days of delivery.

         All negotiations with food suppliers are handled by the Company's purchasing department at the Company's corporate headquarters in Fort
Lauderdale, Florida. This ensures that the best quality and prices will be available to each unit. Orders for food products are prepared by each unit's kitchen manager and reviewed by the unit's general manager before being placed with the approved vendor. Merchandise is delivered by the supplier directly to each unit. Orders are placed several times a week to insure product freshness. Food inventory is paid for weekly.

Government Regulation

         The Company is subject to various federal, state and local laws affecting its business. In particular, the units operated by the Company are subject to licensing and regulation by the alcoholic beverage control, health, sanitation, safety and fire department agencies in the state or municipality where located.

         Alcoholic beverage control regulations require each of the Company's units to apply to a state authority and, in certain locations, county and municipal authorities, for a license or permit to sell alcoholic beverages on the premises. In some instances, a unit may be required to apply for separate licenses in order to sell beer and wine, to sell mixed drinks and to provide facilities for dancing or live entertainment.

         In the State of Florida, which represents the vast majority of the total liquor licenses held by the Company, liquor licenses are issued on a "quota license" basis. Quota licenses are issued on the basis of a population count established from time to time under the latest applicable census. Because the total number of liquor licenses available under a quota license system is limited, the licenses have purchase and resale value based upon supply and demand in the particular areas in which they are issued. The Florida quota licenses held by the Company allow the sale of liquor for on-premises and/or off-premises consumption. In the other states in which the Company operates, licensed establishments do not have quota restrictions for on-premises consumption and such licenses are issued to any applicant who meets all of the state and local licensing requirements based upon extensive license application filings and investigations of the applicant.

         All licenses must be renewed annually and may be revoked or suspended for cause at any time. Suspension or revocation may result from violation by the licensee or its employees of any federal, state or local law or regulation pertaining to alcoholic beverage control. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's units, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control, handling, storage and dispensing of alcoholic beverages, internal control and accounting and collection of state alcoholic beverage taxes.

         As the sale of alcoholic beverages constitutes a large share of the Company's revenue, the failure to receive or retain, or a delay in obtaining a liquor license in a particular location could adversely affect the Company's operations in that location and could impair the Company's ability to obtain licenses elsewhere.

         The Company is subject in certain states to "dram shop" or "liquor liability" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person. See Item 1, Insurance, and Item 3, Legal Proceedings, for further discussion.

         The Company maintains a continuous program of training and surveillance from its corporate headquarters to assure compliance with all applicable liquor laws and regulations. During the fiscal year ended September 30, 1995, through the present time, the Company has had no significant pending matters initiated by the beverage authorities concerning any of the Company's licenses which might be expected to result in a revocation of a liquor license or other significant actions against the Company.

         The Company is not aware of any statute, ordinance, rule or regulation under present consideration which would significantly limit or restrict its business as now conducted. However, in view of the number of jurisdictions in which the Company does business, and the highly regulated nature of the liquor business, there can be no assurance that additional limitations may not be imposed in the future, even though none are presently anticipated.

         Federal and state environmental regulations have not had a material effect on the Company's operation.

Insurance

         The Company has general liability insurance which incorporates a semi-self-insured plan under which the Company assumes the full risk of the first $50,000 of exposure per occurrence. The Company's insurance carrier is responsible for $1,000,000 coverage per occurrence above the Company's self-insured deductible, up to a maximum aggregate of $2,000,000, per year. The Company is self-insured against liability claims in excess of $1,000,000.

         The Company's general policy is to settle only those legitimate and reasonable claims asserted and to aggressively defend and go to trial, if necessary, on frivolous and unreasonable claims. The Company has established a select group of defense attorneys which it uses in conjunction with this program. Under the Company's current liability insurance policy, any expenses incurred by the Company in defending a claim, including adjusters and attorney's fees, are a part of the $50,000 self-insured retention.

         An accrual for the Company's estimated liability on liability claims is included in the consolidated balance sheets in the caption "Accrued and Other Current Liabilities". A significant unfavorable judgment or settlement against the Company in excess of its liability insurance coverage could have a materially adverse effect on the Company.

         Through the end of the 1990 fiscal year, the Company was uninsured for dram shop liability. Pennsylvania still has an unrestricted dram shop law, which allows persons injured by an "obviously intoxicated person" to bring a civil action against the business which has served alcoholic beverages to an "obviously intoxicated person". Florida has restricted its dram shop law by statute, permitting persons injured by an "obviously intoxicated person" to bring a civil action against the business which has served alcoholic beverages to a minor or an individual known to be habitually addicted to alcohol. Dram shop claims normally involve traffic accidents and the Company generally does not learn of dram shop claims until after a claim is filed and the Company then vigorously defends these claims on the grounds that its employees did not serve an "obviously intoxicated person". Damages in most dram shop claims are substantial. During the fiscal year, the Company favorably settled one of the two uninsured dram shop claims asserted against two of the limited partnerships in Pennsylvania and the Company as general partner. The Company continues to defend the remaining uninsured dram shop claim. The remaining uninsured dram shop claim remains in the early discovery stage notwithstanding the fact that the alleged incident occurred in 1990. During fiscal year 1994, another dram shop case was filed against the Company in Florida, alleging that the Company had served alcoholic beverages to an "obviously intoxicated person" who was known to be habitually addicted to alcohol and who thereafter caused an automobile accident in which two individuals died and a third was seriously injured. A second lawsuit arising out of this incident was filed against the Company during the fiscal year. These cases, which have been consolidated for trial, are still in the discovery stage, so the potential liability of the Company has not yet been determined.

Competition and the Company's Market

         The liquor and the hospitality industry is highly competitive and is often affected by changes in taste and entertainment trends among the public, by local, national, and economic conditions affecting spending habits, and by population and traffic patterns. The Company believes that the principal means of competition among package liquor stores is price and that, in general, the principal means of competition among lounges, restaurants and clubs include location, type and quality of facilities, type and quality of entertainment offered, and type, quality and price of beverage and food served.

         The Company's package liquor stores compete directly or indirectly with local retailers and discount "superstores". Due to the competitive nature of the liquor industry in South Florida, the Company has had to adjust its pricing to stay competitive, including meeting all competitor's advertisements. Such practices will continue in the package liquor business. It is the opinion of the Company's management that the Company has a competitive position in its market because of widespread consumer recognition of the "Big Daddy's" and "Flanigan's" names.

         The Company's lounges and clubs compete directly or indirectly with other lounges, clubs and other establishments serving liquor. The Company's principal competitors are local establishments, but also include clubs owned by national and regional chains that are much larger than the Company. The Company believes that the principal competitive factors of its lounges and clubs are the distinctiveness of its entertainment concepts, its experienced management, and the widespread consumer recognition of the "Big Daddy's" and "Flanigan's" names.

         As previously noted, at yearend the Company owned and operated seven restaurants which had formerly been lounges and were renovated to provide for full food service. These restaurants compete directly with other restaurants serving liquor in the area. The Company's restaurants are competitive due to four factors; product quality, portion size, moderate pricing and a standardization throughout the Company owned restaurants and most of the franchises.

         During fiscal year 1994, the Company completed the conversion of its lounge in North Miami into its new "Flanigan's Cafe" concept. This concept required the installation of booths and tables and the decoration of the dining area consistent with other "Flanigan's Seafood Bar and Grill" restaurants. A limited food menu, including primarily ribs, chicken and hamburger items, is available to diners. The Company believes that the success of this concept will ultimately rely upon the same four factors which make its restaurants competitive, namely, product quality, portion size, moderate pricing and a standardization with Company owned restaurants and most of the franchises, although on a smaller scale. During the fiscal year, sales from this unit increased substantially and continue to do so subsequent to the end of the fiscal year. This unit now operates profitably.

         During the fiscal year, the Company became the owner, through foreclosure, of a lounge previously sold by the Company, which lounge had been operated by a wholly owned subsidiary of the Company as a receiver appointed by the Court since fiscal year 1994. After acquiring ownership of the lounge, the Company converted the same to its "Flanigan's Cafe" concept. Sales from this unit have increased since its conversion to the "Flanigan's Cafe" concept and the Company believes that this unit can be operated profitably.

         The Company's business is subject to seasonal effects, in that liquor purchases tend to increase during the holiday seasons. The liquor industry and the Company's liquor business have also been adversely affected by the physical fitness awareness.

Trade Names

         The Company operates principally under three trade names: "Flanigan's", "Big Daddy's", and "Flanigan's Seafood Bar and Grill". Throughout Florida some of the Company's facilities are operated under the "Big Daddy's Lounges" and "Big Daddy's Liquors" service marks. The Company's rights to the use of the "Big Daddy's" service mark are set forth under a consent decree of a Federal Court entered into by the Company in settlement of federal trademark litigation. The consent decree and the settlement agreement allow the Company to continue, and expand, its use of the "Big Daddy's" service mark in connection with limited food and liquor sales in Florida. The consent decree further contained a complete restriction upon all future sales of distilled spirits in Florida under the "Big Daddy's" name by the other party who has a federally registered service mark for "Big Daddy's" use in the restaurant business. The Federal Court retained jurisdiction to enforce the consent decree. The Company has acquired a registered federal trademark on the principal register for its "Flanigan's" service mark.

         The standard symbolic trademark associated with the Company and its facilities is the bearded face and head of "Big Daddy" which is predominantly displayed at all "Flanigan's" facilities and all "Big Daddy's" facilities throughout the country. The face comprising this trademark is that of the Company's founder, Joseph "Big Daddy" Flanigan, and it is a federally registered trademark owned by the Company.

Employees

         As of year end, the Company employed 395 persons, of which 313 were full-time and 82 were part-time. Of these employees, 25 were employed at the Company's corporate offices. Of the remaining employees, 30 were employed in package liquor stores, and 340 in cocktail lounges, restaurants and clubs.

         None  of  the  Company's   employees  are   represented  by  collective
bargaining organizations. The Company considers its labor relations to be favorable.

                                              EXECUTIVE OFFICERS OF THE REGISTRANT

                                    POSITIONS AND OFFICES                                                 OFFICE OR POSITION
         NAME                       CURRENTLY HELD                              AGE                       HELD SINCE
         ----                       ---------------------                       ---                       ------------------
Joseph G. Flanigan                  Chairman of the Board
                                    of Directors, Chief
                                    Executive Officer,
                                    and President                               66                                 1959

William Patton                      Vice President
                                    Community Relations                         72                                 1975

Mary C. Reymann                     Vice President Finance
                                    Controller
                                    and Secretary                               71                                 1980

Edward A. Doxey                     Treasurer                                   54                                 1992

Jeffrey D. Kastner                  Assistant Secretary                         42                                 1995


Item 2. Properties

         The  Company's   operations  are  all  conducted  on  leased  property.
Initially, most of these properties were leased by the Company on long-term ground and building leases with the buildings either constructed by the lessors under build-to-suit leases or constructed by the Company. A relatively small number of business locations involve the lease or acquisition of existing buildings. In almost every instance where the Company initially owned the land or the building on leased property, the Company entered into a sale and lease-back transaction with investors to recover a substantial portion of its per unit investment. One of the Company's clubs is operated on a property originally leased by the Company and assigned to a limited partnership of which the Company acts as general partner.

         The majority of the Company's leases contained rent escalation clauses based upon the consumer price index which made the continued profitable operation of many of these locations impossible and jeopardized the financial position of the Company. As a result of the Company's inability to renegotiate these leases, on November 4, 1985 the Company, not including its subsidiaries, filed a Voluntary Petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. The primary purpose of the reorganization was to reject and/or renegotiate the leases on such properties.

         On January 11, 1986, the Bankruptcy Court entered its Order granting the Company's motions to reject thirteen leases and the Company was successful in negotiating a termination of three other leases. On April 7, 1986, the Bankruptcy Court granted the Company's motions to reject two additional leases and two more leases were rejected by the Company's failure to assume the same by May 22, 1986. In addition, during the pendency of the bankruptcy proceedings, the Company was successful in renegotiating a substantial number of the Company's remaining leases, generally amending the terms to five years with three five year renewal options and deleting cost of living rental adjustments in exchange for rents based upon the "fair market rental" for each particular location. The Company believes that the units retained, especially with the aforementioned lease modifications, are adequate to support its operations, including any damages as a result of its bankruptcy proceedings.

         All of the Company's units require periodic refurbishing in order to remain competitive. During fiscal 1992, as cash flow improved, the Company embarked on a refurbishing program which continued through fiscal 1995 and $300,000 has been budgeted for fiscal 1996. See Item 7, "Liquidity and Capital Resources", for discussion of the amounts spent.

         The following table summarizes the Company's properties as of September 30, 1995 including franchise locations, clubs and Company managed locations. The table also includes a location owned by a limited partnership in which the Company acts as general partner.

                                            Square                     License
Name and Location                           Footage          Seats     Owned by                  Lease Terms
-----------------                           -------          -----     --------                  -----------
Big Daddy's Liquors #9 (2)
Flanigan's Enterprises, Inc.
1550 W. 84th Street                                                                              8/1/71 to 12/31/99
Hialeah, Florida                            4,300             130      Company                   options to 12/31/2009

Big Daddy's Liquors #10 (2)(3)(9)
Liquid Enterprises, Inc.
15191-93 South Dixie Highway                                                                     5/1/66 to 12/31/95
Miami, Florida                              3,500              84      Franchisee

Big Daddy's Liquors #14 (2)(3)
Big Daddy's #14, Inc.
2041 N.E. Second Street                                                                          6/1/79 to 6/1/99
Deerfield Beach, Florida                    3,320             50       Franchisee                options to 2009

Big Daddy's Liquors #15 (3)
Jen-Mil Enterprises, Inc.
1479 Commercial Boulevard                                                                        3/12/76 to 8/31/96
Fort Lauderdale, Florida                    3,300             49       Franchisee                options to 8/31/2011

Big Daddy's Liquors #18 (2)(3)(5)
Twenty-Seven Birds, Corp.
2721 Bird Avenue                                                                                 2/15/72 to 12/31/2000
Miami, Florida                              4,300             100      Franchisee                options to 12/31/2010

Big Daddy's Liquors #19 (2)(4)
Flanigan's Enterprises, Inc.
2505 N. University drive                                                                         3/1/72 to 12/31/2000
Hollywood, Florida                          4,500             160      Company                   option to 12/31/2005

Big Daddy's Liquors #20 (2)                                                                      7/15/68 to 12/31/96
Flanigan's Enterprises, Inc.                                                                     options to 12/31/2005
13205 Biscayne Boulevard                                                                         Additional Lease
North Miami, Florida                        5,100             140      Company                   5/1/69 to 12/31/96
                                                                                                 options to 12/31/2005

Big Daddy's Liquors #22 (2)(4)
Flanigan's Enterprises, Inc.
2600 W. Davie Boulevard                                                                          12/16/68 to 12/31/2000
Fort Lauderdale, Florida                    4,100             150      Company                   options to 12/31/2010

Big Daddy's Liquors #23 (2)
Flanigan's Enterprises, Inc.
7564 Pembroke Road
Miramar, Florida                            3,000             40       Company                   4/16/81 to 4/15/96

                                            Square                     License
Name and Location                           Footage          Seats     Owned by                  Lease Terms
-----------------                           -------          -----     --------                  -----------

Flanigan's Cafe #27
Flanigan's Enterprises, Inc.
732-734 N.E. 125th Street
North Miami, Florida                        3,000             90       Company                   7/1/50 to 6/30/2049

Big Daddy's Liquors #31 (2)
Flanigan's Enterprises, Inc.
4 North Federal Highway                                                                          9/6/68 to 12/31/2000
Hallandale, Florida                         4,600             150      Company                   options to 12/31/2010

Big Daddy's Liquors #33 (2)(3)(5)
Guppies, Inc.
45 South Federal Highway                                                                         11/1/68 to 10/31/1998
Boca Raton, Florida                         4,620             130      Franchisee                options to 12/31/2009

Big Daddy's Liquors #34 (1)
Flanigan's Enterprises, Inc.
9494 Harding Avenue                                                                              5/29/71 to 5/28/97
Surfside, Florida                           3,000             50       Company                   option to 5/28/2002

Big Daddy's Liquors #36 (2)                                                                      3/10/87 to 12/31/2000
Flanigan's Enterprises, Inc.                                                                     Additional leases
102 North Dixie Highway                                                                          4/29/87 to 12/31/2000
Lake Worth, Florida                         4,600             60       Company                   3/16/87 to 12/31/2000
                                                                                                 option to 12/31/2005

Big Daddy's Liquors #37 (4)
Flanigan's Enterprises, Inc.
1720 North Andrews Avenue                                                                        6/1/69 to 5/31/99
Fort Lauderdale, Florida                    4,100             80       Company                   options to 5/31/2019

Big Daddy's Liquors #40 (2)
Flanigan's Enterprises, Inc.
5450 North State Road #7                                                                         4/1/71 to 12/31/2000
Fort Lauderdale, Florida                    4,600             140      Company                   option to 12/31/2005

Big Daddy's Liquors #43 (2)(3)(5)
BD 43 Corporation
2500 E. Atlantic Avenue                                                                          12/1/72 to 11/30/97
Pompano Beach, Florida                      4,500             90       Franchisee                options to 2012

Big Daddy's Liquors #47 (6)(8)
Flanigan's Enterprises, Inc.
8600 Biscayne Boulevard                                                                          12/21/68-1/1/2010
Miami, Florida                              6,000             210      Prior Owner               options to 1/1/2050

Flanigan's Lounge #600 (7)
Powers Ferry Landing                                                                             5/1/76 to 4/30/2001
Atlanta, Georgia                           10,000             400      Company                   option to 4/30/2006

                                            Square                     License
Name and Location                           Footage          Seats     Owned by                  Lease Terms
-----------------                           -------          -----     --------                  -----------
Flanigan's Cafe #50
Flanigan's Enterprises, Inc.
1 Westward Drive                                                                                 8/11/87 to 8/10/97
Miami Springs, Florida                      4,500             90       Company                   options to 8/10/2012

K. P. Corral  (6)
CIC Investors #850
160 N. Gulph Road                                                      CIC Investors
King of Prussia, Pa.                        13,000            350      #850 Ltd.                 1/1/82 to 10/31/97

(1) License subject to chattel mortgage.

(2) License pledged to secure lease rental.

(3) Franchised by Company.

(4) Former franchised unit returned and now operated by the Company.

(5) Lease assigned to franchisee.

(6) Lease assigned to unaffiliated third party.

(7) Location managed by an unaffiliated third party.

(8) Business operated by the Company pursuant to Court Order.

(9) Franchise terminated by franchisee subsequent to the end of the fiscal year and franchised unit returned to the Company.

Item 3. Legal Proceedings.

         Due to the nature of the business, the Company is sued from time-to-time by patrons, usually for alleged personal injuries occurring at the Company's business locations. The Company has liability insurance which incorporates a semi-self-insured plan under which the Company assumes the full risk of the first $50,000 of exposure per occurrence. The Company's insurance carrier is responsible for $1,000,000 coverage per occurrence above the Company's self-insured deductible, up to a maximum aggregate of $2,000,000 per year. Certain states have liquor liability (dram shop) laws which allow a person injured by an "obviously intoxicated person" to bring a civil suit against the business (or social host) who had served intoxicating liquors to an already "obviously intoxicated person". The Company's insurance coverage relating to this type of incident is limited.

         Through the end of the 1990 fiscal year, the Company was uninsured for dram shop liability. Pennsylvania still has an unrestricted dram shop law, which allows persons injured by an "obviously intoxicated person" to bring a civil action against the business which had served alcoholic beverages to an "obviously intoxicated person". Florida has restricted its dram shop law by statute permitting persons injured by an "obviously intoxicated person" to bring a civil action against the business which had served alcoholic beverages to a minor or an individual known to be habitually addicted to alcohol. Dram shop claims normally involve traffic accidents and the Company generally does not learn of dram shop claims until after a claim is filed and the Company then vigorously defends these claims on the grounds that its employee did not serve an "obviously intoxicated person". Damages in most dram shop claims are substantial. During the current fiscal year, the Company favorably settled one of two uninsured dram shop claims asserted against two of the limited partnerships in Pennsylvania and the Company as general partner. The Company continues to defend the remaining uninsured dram shop claim. The remaining uninsured dram shop claim against a limited partnership and the Company as general partner remains in the early discovery stage notwithstanding the fact that the alleged incident occurred in 1990. During fiscal year 1994, another dram shop case was filed against the Company in Florida, alleging that the Company had served alcoholic beverages to an "obviously intoxicated person" who was known to be habitually addicted to alcohol, and who thereafter caused an automobile accident in which two individuals died and a third was seriously injured. A second lawsuit arising out of this incident was filed against the Company during the fiscal year. These cases have been consolidated for trial and are still in the discovery stage, so the potential liability of the Company has not yet been determined. However, a significant unfavorable judgment or settlement against the Company, the limited partnership or the Company as general partner could have a materially adverse effect on the Company.

         On November 4, 1985 the Company, not including its subsidiaries, filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. The petition, identified as case no. 85-02594-BKC-AJC, was filed in Fort Lauderdale, Florida. By Order of the Court dated November 4, 1985, the Company was appointed "debtor in possession". The Company's action was a result of significant escalations of rent on certain of the Company's leases which made continued profitable operations at those locations impossible and jeopardized the Company's financial position. The major purpose of the reorganization was to reject such leases.

         On January 11, 1986, the Bankruptcy Court granted the Company's motions to reject thirteen leases and the Company was successful in negotiating the termination of three additional leases. On April 7, 1986, the Bankruptcy Court granted the Company's motion to reject two additional leases and two more leases were automatically rejected due to the Company's failure to assume the same prior to May 22, 1986. During the fiscal year ended October 3, 1987, the Company negotiated a formula with the Official Committee of Unsecured Creditors, ("Committee"), which formula was used to calculate lease rejection damages under the Company's Amended Plan of Reorganization. Stipulations were filed by the Company with all but three of these unsecured creditors, which stipulations received Bankruptcy Court approval prior to the hearing on confirmation.

         In addition to the rejection of leases, the Company also sought its release from lease agreements for businesses sold, which sales included the assignment of the leases for the business premises. While several landlords whose leases had been assigned did file claims against the Company, the majority did not, which resulted in the Company being released from its guarantees under those leases. The Company has also been successful in negotiating the limitation or release of the lease guarantees of those landlords who filed claims, which settlements received Bankruptcy Court approval prior to the hearing on confirmation.

         On February 5, 1987, the Company filed its Amended Plan of Reorganization and Amended Disclosure Statement, which documents were approved by the Committee. On February 25, 1987, the Company further modified its Amended Plan of Reorganization to secure the claims of Class 6 Creditors (Lease Rejection) and Class 8 Creditors (Lease Guarantee Rejections). The Bankruptcy Court approved the Amended Disclosure Statement by Order dated March 7, 1987 and scheduled the hearing to consider confirmation of the Amended Plan of Reorganization on April 13, 1987. On April 10, 1987, in order to insure receipt of the necessary votes to approve its Amended Plan of Reorganization, the Company agreed to a further modification of its Amended Plan, whereby creditors of Classes 6 and 8 will receive $813,000 prorata as additional damages in years 8 and 9 of the Amended Plan. On April 13, 1987, the Company's Amended Plan of Reorganization was confirmed and the Bankruptcy Court entered its Order of Confirmation on May 5, 1987.

         Pursuant to the terms of the Amended Plan of Reorganization, the Effective Date of the same was June 30, 1987. As of that date, confirmation payments totaling $1,171,925 were made by the Company's Disbursing Agent with $647,226 being retained in escrow for disputed claims ($1,819,151 total). The Bankruptcy Court ratified the disbursements made by the Disbursing Agent by its Order dated December 21, 1987.

         On December 28, 1987, the Bankruptcy Court entered its Notice of Discharge of the Company.

         During fiscal 1991 and again during fiscal 1992, the Company and Class 6 and Class 8 Creditors under the Company's Amended Plan of Reorganization modified the schedule for the payment of bankruptcy damages, reducing the amount of the quarterly payments by extending the term of the same, but without reducing the total amount of bankruptcy damages. The modification to the payment schedule provided the Company with needed capital.


Item 4. Submission of Matters to a Vote of Security Holders.

         During the fourth quarter of fiscal 1995 the Company did not submit any matter to a vote of security holders.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

                                                RANGE OF PER SHARE MARKET PRICES

                                                           FISCAL 1994                        FISCAL 1995
                                                           -----------                        -----------
                                                      High             Low              High              Low
                                                      ----             ---              ----              ---
         First quarter                                7-1/4            5-1/8            3-7/8             2-1/8
         Second quarter                               6-3/8            4-1/4            3                 2-1/4
         Third quarter                                6-1/4            3-1/8            4-1/8             2-1/4
         Fourth quarter                               4-5/8            3-3/8            4-3/4             2-3/4

         The Company's shares are traded on the American Stock Exchange, under the symbol BDL. No dividends were paid to shareholders from the date of the initial public offering in August 1969, through the fiscal year ended September 27, 1975. Cash dividends of 20 cents and 10 cents per share were paid on January 12, 1976 and July 5, 1976, respectively. No dividends were paid during the period July 5, 1976 to March 15, 1988. During fiscal year 1988, a cash dividend of 10 cents per share was paid on March 15, 1988. No dividends were paid from March 16, 1988 through the fiscal year ended September 30, 1995.

Item 6.  Selected Financial Data.

         Not required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         At October 1, 1994, the Company was operating 14 units and had interests in an additional eight units which had been franchised by the Company. Of the units operated by the Company, four were combination retail package liquor stores and restaurants, two were combination package stores and lounges, two were lounges only, (including the lounge operated by a wholly owned subsidiary of the Company as a Court Appointed Receiver), four were restaurants only. There were two clubs, one of which was managed by an unaffiliated third party in Atlanta, Georgia, and the other which was operated by the Company as general partner of a limited partnership.

         In comparison to fiscal 1994, at September 30, 1995, the Company was operating 15 units including one unit operated by the Company pursuant to Court Order, and had interests in an additional nine units which had been franchised by the Company. Of the units operated by the Company, four were combination package liquor stores and restaurants, two were combination package liquor and lounges, five were restaurants only, one was a lounge only and one was a package liquor store only. The unit operated by the Company pursuant to Court Order was a package liquor store only. There were two clubs one of which was managed by an unaffilliated third party in Atlanta, Georgia, and the other which was operated by the Company as general partner of a limited partnership.

         During fiscal 1994, the Company closed one unit which it had operated as a combination restaurant and package liquor store, due to the expiration of the lease for the business premises and its inability to extend the same at a reasonable rental.

Liquidity and Capital Resources

Cash Flows

         The following table is a summary of the Company's cash flows for the two years ended September 30, 1995.

                                                              Fiscal
                                                            Years Ended
                                                    ---------------------------
                                                       1994             1995
                                                    ---------         ---------
Net cash provided by
  operating activities                              $     902         $     499
Net cash (used in) provided by
 investing activities                                    (482)               19
Net cash used in
 financing activities                                    (497)             (700)
                                                    ---------         ---------
Net (decrease) in cash
  and cash equivalents                                    (77)             (182)
Cash and cash equivalents:
  Beginning of year                                       945               868
                                                    ---------         ---------
  End of year                                       $     868         $     686
                                                    =========         =========

         Adjustments to net income to reconcile to cash flows from operating activities in fiscal 1994 include the provision for and reversal of $40,000 of allowances for uncollectible notes and mortgages receivable and the recognition of $237,000 in deferred gain, most of which resulted from the prepayment of $330,000 on mortgages receivable from the sales of stores to franchisees and from which the gain was deferred. A loss of $136,000 on the retirement of fixed assets is also included.

         Adjustments to net income to reconcile to cash flows from operating activities in fiscal 1995 include a provision for uncollectible notes and mortgages of $97,000 and the recognition of $250,000 in deferred gain, most of which resulted from the payment of a balloon mortgage receivable. Also included is a $60,000 provision for reserves for self insurance and a $31,000 loss on retirement of fixed assets.

Improvements

         Capital expenditures were $913,000 and $348,000 during fiscal years 1994 and 1995, respectively. The capital expenditures were for refurbishment of lounges, including conversion of a lounge to the "Flanigan's Cafe" concept, upgrading existing units serving food, improvements to package stores, upgrading the corporate computer system and other improvements. Except as otherwise noted all of the money for additions came from operations.

         During fiscal year 1994, the Company completed the conversion of its lounge in North Miami into its new "Flanigan's Cafe" concept. This concept required the installation of kitchen facilities, booths and tables to accommodate diners and the decoration of the dining area consistent with the Company's other restaurants. A limited food menu, including primarily baby back ribs, chicken and hamburger items is being offered. As anticipated, this change in concept immediately increased both food and beverage revenues from this unit. During the fiscal year, sales from this unit increased substantially and continue to do so subsequent to the end of the fiscal year. This unit now operates profitably.

         During the fiscal year, the Company became the owner, through foreclosure, of a lounge previously sold by the Company, which lounge had been operated by a wholly owned subsidiary of the Company as a receiver appointed by the Court since fiscal year 1994. After acquiring ownership of the lounge, the Company converted the same to its "Flanigan's Cafe" concept. Sales from this unit have increased since its conversion to the "Flanigan's Cafe" concept and the Company believes that this unit can be operated profitably.

         All of the Company's units require periodic refurbishing in order to remain competitive. During fiscal 1992, as cash flow improved, the Company embarked on a refurbishing program which continued through fiscal 1995. The budget for fiscal 1996 includes approximately $300,000 for this program. The Company believes that improved operations will provide the cash to continue the refurbishing program.

Property and Equipment

         The Company's property and equipment, at cost, less accumulated depreciation and amortization, was $3,025,000 at October 1, 1994 compared to $2,772,000 at September 30, 1995. The Company's liquor licenses less accumulated amortization were $365,000 at October 1, 1994 compared to $338,000 at September 30, 1995. The Company's leased property under capital leases, less accumulated amortization, was $356,000 at October 1, 1994 compared to $227,000 at September 30, 1995. The Company's leased property under capital leases has continued to decline because any new leases the Company enters into are operating leases, and thus there are no additions to capital leases. Also contingent liability on capital leases amounting to $111,000 expired in fiscal 1995.

Long term debt

         The Company's long term debt was $79,000 at fiscal yearend 1994 and $21,000 at fiscal yearend 1995.

         The Company repaid long term debt, capital lease obligations and Chapter 11 damages in the amount of $534,000 and $444,000 in fiscal years 1994 and 1995, respectively.

Working capital

         The table below summarizes the current assets, current liabilities and working capital deficit and working capital for fiscal years 1994 and 1995:

                                                   Oct. 1,            Sept. 30,
Item                                                1994                 1995
                                                 -----------         -----------
Current assets                                   $ 2,400,000         $ 2,118,000
Current liabilities                                2,427,000           2,081,000
Working capital (deficit)                            (27,000)             37,000

         During fiscal 1991 and again in fiscal 1992, the Company refinanced existing debt due Class 6 and Class 8 Creditors under the Company's Amended Plan by extending the payment schedule to the year 2002, thereby reducing the payments from $500,000 per year to $200,000 per year for two years and thereafter to $300,000 per year until paid, but without reducing the total amount of bankruptcy damages. The Company also discounted mortgages receivable to induce prepayments.

         Management believes that positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures in fiscal 1996.

         The Company's Plan of Reorganization was prepared to allow the Company to meet its obligations from cash generated from operations. The Plan was approved by a majority of the creditors and confirmed by the Bankruptcy Court on May 5, 1987 and the Company was officially discharged from bankruptcy on December 28, 1987. As noted above, during fiscal 1991 and again in fiscal 1992, the Class 6 and Class 8 Creditors agreed to refinance existing debt by extending their payment schedule. See Bankruptcy Proceedings below and Note 2 to the consolidated financial statements.

         Income Taxes

          Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not. For discussion regarding the Company's net operating loss carryforwards refer to Note 4 in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

Bankruptcy Proceedings

         As noted above and in Note 2 to the consolidated financial statements, on November 4, 1985, Flanigan 's Enterprises, Inc., not including any of its subsidiaries, filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. The primary purposes of the petition were (1) to reject leases which were significantly above market rates and (2) to reject leases on closed units which had been repossessed by or returned to the Company.

         During fiscal 1986, the Company terminated or rejected 34 leases. Many of the leases remaining were renegotiated to five year terms, with three five year renewal options at fair market rental. As was their right under the Bankruptcy Code, the landlords of properties rejected by the Company filed claims for losses or damages sustained as a result of the Company's rejection of such leases. The amount of such damages is limited by federal law. The Company outlined a schedule for payment of these damages in the Plan. As noted above, the Plan was approved by the Bankruptcy Court on May 5, 1987. The gross amount of damages payable to creditors for rejected leases was $4,278,000. Since the damage payments were to be made over nine years, the total amount due was discounted at a rate of 9.25%. See Note 2 to the consolidated financial statements for the current payment schedule of these damages.

Other Legal Matters

         Through the end of the 1990 fiscal year, the Company was uninsured for dram shop liability. The Company is currently defending one uninsured dram shop claim against a limited partnership in Pennsylvania and the Company as general partner and three insured dram shop claims (relating to one incident) against the Company in Florida. A significant unfavorable judgment against the Company, a partnership, or the Company as general partner could have a materially adverse effect on the Company. See page 19 for further discussion regarding dram shop suits.

         During fiscal 1993 and 1994, the Company paid the 1991, 1992 and 1993 real property taxes, in the aggregate amount of $40,242, as guarantor of the sublease for a store sold in 1990. During fiscal year 1994, the Company also paid a non-related third party the sum of $14,991 as reimbursement of real property taxes erroneously paid on a second folio number for the real property taxes for the same store for 1990 through 1992. The payment of the 1991 and 1992 real property taxes were evidenced by two promissory notes, one for each year, which each provide that the entire principal balance and accrued interest, calculated at the rate of nine percent per annum, will be due in full on January 1, 2010, which is the date the sublease expires. A default under the sublease is a default under the promissory note, entitling the Company to accelerate the entire principal balance and all accrued interest; and if the assignee meets all obligations of the sublease through its expiration date (January 1, 2010), then each promissory note will be forgiven. The Company's reimbursement of real property taxes erroneously paid by a non-related third party ($14,991), is secured by a mortgage on real property owned by an affiliated entity of the assignee. The Company agreed to review financial records of the assignee each year to see if the profitability thereof warranted the Company paying the real property taxes to subsidize the same.

         During the fiscal year, the Company learned that the assignee was five months in arrears in the payment of rent to the Sublessors ($35,527) and had failed to pay the annual ground rent which was due January 1, 1995 ($19,400), notwithstanding promises that all rental payments would be current by January 1, 1995.

         The Company demanded payment of all arrearages or the return of the store. While negotiating the return of the store, the assignee closed the package liquor store and removed all inventory. The Company filed suit for eviction and was granted immediate possession of the business premises, including furniture, fixtures, equipment and liquor license, to reopen and preserve the business of the package liquor store. As a result of the default of the sublease, the two promissory notes given the Company for paying the 1991 and 1992 real property taxes for this store immediately came due in full. During fiscal year 1995, the Company paid the annual ground rent which was due January 1, 1995 and began making monthly payments to the sublessors commencing February 1, 1995. During the fiscal year, the Company also began paying an additional one half month's rent to the sublessors along with current monthly rent on account of the rental arrearages. The Company continues to operate the package liquor store and anticipates doing so throughout the litigation and after acquiring ownership thereof through the litigation. The obligations of the assignee are secured by assets of the assignee, the personal guarantee of a principal of the assignee and cross collateralized with the assets of an entity affiliated with the assignee, which is discussed below.

         In addition to the above store, during fiscal year 1994, the Company paid the 1991 and 1992 real property taxes in the aggregate amount of $13,987, as guarantor of the lease of another store sold in prior years. During fiscal year 1994, the rental payments for this store decreased to a point where they did not even equal the current rent and the Company instituted evictions proceedings. The Company, through a wholly owned subsidiary, was appointed receiver of the assignee's business. During fiscal year 1995, the Court entered a Final Judgment in favor of the Company foreclosing the statutory landlord lien subrogated to the Company. The Company acquired ownership of the assets of the assignee at the foreclosure sale, including the liquor license. The Company's guarantee of the lease for this store expires on August 10, 1997. Currently the Company is operating this store as a restaurant under the "Flanigan's Cafe" concept.

         During the fiscal year, the Company paid the monthly rent due June 1, 1995 through September 30, 1995, as guarantor of the lease of another store sold in prior years. The assignee of the business vacated the business premises during the fiscal year and the landlord actively sought a new tenant but was unable to find a new tenant prior to September 30, 1995, the date the lease expired. The obligations of the assignee are secured by the assets of the assignee, the personal guarantee of a principal of the assignee and cross collateralized with the assets of an entity affiliated with the assignee, which is discussed above.

                  During fiscal year 1995, a lawsuit was filed against the Company alleging age discrimination in its hiring of restaurant assistant managers during fiscal year 1994. The Company disputes the claim and is vigorously defending the same.

         Subsequent to the end of the fiscal year, two claims were filed against the Company with the Equal Employment Opportunity Commission alleging sexual discrimination. In the first claim, an employee alleges that the Company permitted sexual harassment to continue at one of its restaurants, while in the second claim, a former employee alleges that her position with the Company was changed due to her pregnancy. The Company disputes both claims and is vigorously defending the same.

Results of Operations

         Revenues

         All discussion below of total food sales, restaurant bar sales and package goods sales includes sales from a store that was closed March 31, 1994 unless noted otherwise.

         Net  sales  for  fiscal  year  1994  were  $19,012,000   compared  with
$18,156,000 for fiscal year 1995. See Item 7, Trends, for an explanation of the decrease in sales.

         Restaurant food sales in fiscal 1994 represented 47.8% of total sales, and 49.9% in 1995. The weekly average of same store food sales was $165,000 in fiscal 1994 and $170,000 in fiscal 1995.

         The weekly average of same store bar sales was $61,000 for fiscal 1994 and $59,000 for fiscal 1995.

         Package sales continued to decline on a unit to unit comparison. The weekly average of same store package sales was $101,000 in fiscal 1994 and $93,000 in fiscal 1995. This decline is attributed to the decline in the liquor market.

         The gross profit margin for restaurant and bar sales of liquor improved from 60.3% in fiscal 1994 to 62.1% in fiscal 1995. The improvement was the result of drink price increases and changes in promotions.

         Package gross profits were 25.1% in fiscal 1994 compared to 25.7% in fiscal 1995.

         Overall gross profits were 51.2% in fiscal 1994 compared to 53.4% in fiscal 1995. This increase is attributed to the increase in restaurant and bar sales to total sales which are at a higher gross profit percentage than the percentage realized on package sales.

Operating Costs and Expenses

         All discussion below of operating costs, payroll costs and occupancy costs for fiscal 1994 includes costs from the unit that was closed March 31, 1994.

         Operating costs and expenses for fiscal year 1994 were $19,119,000 compared to $18,241,000 for fiscal year 1995. Operating expenses are comprised of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses.

         Payroll and related costs, which includes worker's compensation insurance premiums, were $5,218,000 in fiscal 1994 compared to $5,071,000 in fiscal 1995. The decrease in payroll costs of the current year is attributed to the afore-mentioned unit that was closed at the end of the second quarter, in fiscal 1994, significant reductions in managers payroll and in worker's compensation premiums. Worker's compensation premiums decreased due to a reduction in the modification factor used to adjust the basic premiums, based upon claims history.


         Occupancy costs which include rent, common area maintenance, repairs and taxes, were $1,109,000 for fiscal year 1994 and $1,008,000 for fiscal 1995, representing 5.8% and 5.5% of sales in the respective years. The decrease in the amount is primarily due to the closing of the afore-mentioned unit, a reduction in personal property taxes and increased rental income which has been offset against the rent expense. Occupancy costs as stated here include all rental payments made during the fiscal year. These amounts do not reflect the adjustment for capital leases which is required by generally accepted accounting principles and which is included in the accompanying financial statements.

         Selling, general and administrative expenses were $3,747,000 for fiscal 1994 compared to $3,859,000 for 1995, an increase of $112,000 over fiscal 1994. Selling, general and administrative expenses for fiscal 1994 included expense of $120,000 for a unit which was closed March 31, 1994. The Company has reduced expenses as it continues to evaluate and improve operations; however, the decreases were offset by increases in reserves. As discussed on Page two of this Report, the Company is operating one unit by Court Order and for which the Company is the guarantor of the lease, thereby making it necessary to fund operating losses. For this reason, the Company found it necessary to increase reserves for potentially uncollectible amounts by $97,000. In addition, the Company, after careful review of incidents and lawsuits that might result in liability for the Company, has increased its reserves against potential liability by $60,000.


Other Operating Income and Expenses

         As previously discussed, during fiscal 1994 the Company closed one unit when it was not possible to negotiate a reasonable rental for the expiring lease. In the course of the closing of this unit, the Company had to abandon $136,000 of leasehold improvements.

         Interest expense on long term debt, which was $107,000 in fiscal 1994 and $81,000 in fiscal 1995, has declined each year. This decline is attributed to the reduction of long term debt. Interest income which was $89,000 in 1994 declined to $60,000 in 1995 primarily because mortgage receivable balances have been paid down.

         Management fees from the Pennsylvania limited partnership decreased from $104,000 in fiscal 1994 to $77,000 in 1995. This decrease reflects the decline in revenue due to increased competition for the remaining unit in Pennsylvania.

         During fiscal years 1994 and 1995 deferred gain realized was $237,000 and $250,000 respectively. The increase resulted from the pay off of a balloon mortgage.

         "Other, net" was $315,000 and $400,000 for fiscal years 1994 and 1995 respectively. "Other, net" income for fiscal 1994 was reduced by $136,000 of loss on the retirement of fixed assets and was reduced by $55,000 in fiscal 1995 for a loss on the repossession of a store. For complete detail of "other, net" see page 61 of this Annual Report.

Trends

         The alcoholic beverage business has declined, and continues to decline. Management believes this trend will continue. The Company has diversified its operations by converting most of its units to restaurants. These restaurants have been well received by the public, and food sales continue to increase. The Company intends to add more restaurants as cash becomes available.

Other Matters

         Impact of Inflation

         The Company does not believe that inflation has had any material effect during the past two years. To the extent allowed by competition, the Company recovers increased costs by increasing prices.

         Post Retirement Benefits Other Than Pensions

         The Company currently provides no post retirement benefits to any of its employees, therefore Financial Accounting Standards Board Statement No. 106 has no effect on the Company's financial statements.

Item 8. Financial Statements and Supplementary Data.

         Financial statements of the Company at October 1, 1994 and September 30, 1995 which includes each of the two years in the period ended September 30, 1995 and the independent certified public accountants' report thereon are incorporated by reference from the 1995 Annual Report to Shareholders, included herein.

Item 9. Disagreements on Accounting and Financial Disclosure.

         (Not Applicable.)

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to regulation 14A under the Securities and Exchange Act of 1934, as amended (the 1996 Proxy Statement), is incorporated herein by reference. See also "Executive Officers of the Registrant" included in Part I hereof.

Item 11.  Executive Compensation.

         The information set forth in the 1996 Proxy Statement under the caption "Executive Compensation" is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1996 Proxy Statement is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

         The information set forth under the caption "Election of Directors - Certain Relationships and Related Transactions" in the 1996 Proxy Statement is incorporated by reference.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

 (a) 1. Financial Statements
          All  the  financial  statements,   financial  statement  schedule  and
          supplementary data listed in the accompanying Index to Financial Statements and Schedule are filed as part of this Annual Report.

     2. Exhibits

          The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.

(b) Reports on Form 8-K

          No reports on form 8-K were filed during the fourth quarter of fiscal 1995 or subsequent to yearend.

                               Index to Exhibits
                                Item 14 (a) (2)


                                  Description
                                  -----------

(2) Plan of Reorganization, Amended Disclosure Statement, Amended Plan of Reorganization, Modification of Amended Plan of Reorganization, Second Modification of Amended Plan of Reorganization, Order Confirming Plan of Reorganization, (Item 7 (c) of Quarterly Report on Form 8-K filed May 5, 1987 is incorporated herein by reference).

(3) Restated Articles of Incorporation (Part IV, Item 14 (a)(2) of Annual Report on Form 10-K filed on December 29, 1982 is incorporated herein by reference).

(3) By-laws (Part IV, Item 14 (a)(2) of Annual Report on Form 10-K filed on December 29, 1982 is incorporated herein by reference).

(10)(a)(1) Employment Agreement with Joseph G. Flanigan (Exhibit A of the Proxy Statement dated January 27, 1988 is incorporated herein by reference).

(10)(a)(2) Form of Employment Agreement between Joseph G. Flanigan and the Company (as ratified and amended by the stockholders at the 1988 annual meeting is incorporated herein by reference).

(10)(b) Lease Agreement regarding the Company's executive offices in Fort Lauderdale, Florida. (Part II Item 10(d) of the Form 10-K for the period ended September 27, 1986 is incorporated herein by reference).

(10)(c) Consent Agreement regarding the Company's Trademark Litigation (Part 7(c)(19) of the Form 8-K dated April 10, 1985 is incorporated herein by reference).

(10)(d) King of Prussia (#850) Partnership Agreement (Part 7 (c)(19) of the Form 8-K dated April 10, 1985 is incorporated herein by reference).

(10)(l) Agreement with Trust consisting of the Chairman of the Board and members of his family. (Item 14 (a)(10)(j) of the Form 10-K dated September 30, 1989 incorporated herein by reference).

(10)(m) Management Agreement between the Chairman of the Board and CIC Investors #37 Inc. (#37). (Item 14 (a)(10)(k) of the Form 10-K dated September 29, 1990 is incorporated herein by reference).

(10)(n) Assignment of Management Agreement between the Chairman of the Board and CIC Investors #37 Inc. to Big Daddy's #48 Inc., (a wholly owned subsidiary of Flanigan's Enterprises, Inc.). (Item 14 (a)(10)(l) of the Form 10-K dated September 29, 1990 is incorporated herein by reference).

(10)(o) Management Agreement for Atlanta, Georgia (#600) (Item 14 (a)(10)(o) of the Form 10-K dated October 3, 1992 is incorporated herein by reference).

(10)(p) Settlement Agreement with Former Vice Chairman of the Board of Directors (re #5) (Item 14 (a)(10)(p) of the Form 10-K dated October 3, 1992 is incorporated herein by reference).

(10)(q)  Hardware   Purchase   Agreement  and  Software  License  Agreement  for
restaurant point of sale system. (Item 14(a)(10)(g) of the Form 10-KSB dated October 2, 1993 is incorporated herein by reference).

(10)(a)(3) Key Employee Incentive Stock Option Plan (Exhibit A of the Proxy Statement dated January 26, 1994 is incorporated herein by reference).

(10)(r) Limited Partnership Agreement of CIC Investors #13, Ltd., between Flanigan's Enterprises, Inc., as Genersal Partner and fifty percent owner of the limited partnership, and Hotel Properties, LTD.

(10)(s) Form of Franchise Agreement between Flanigan's Enterprises, Inc., and Franchisees.

(11) Statement regarding computation of per share earnings is set forth in this Annual Report on Form 10-KSB.

(13) Registrant's Form 10-KSB constitutes the Annual Report to Shareholders for fiscal year ended September 30, 1995.

(22)(a)  Company's  subsidiaries  are set  forth in this  Annual  Report on Form
10-KSB.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Flanigan's Enterprises, Inc.
                                      Registrant

                              By: JOSEPH G. FLANIGAN            Date  12/29/1995
                                  ---------------------
                                  Joseph G. Flanigan
                                  Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         JOSEPH G. FLANIGAN                          Chairman of the Board,                      Date  12/29/1995
         Joseph G. Flanigan                          Chief Executive Officer
                                                     and President

         MARY C. REYMANN                             Vice President Finance,                     Date  12/29/1995
         Mary C. Reymann                             Controller
                                                     Secretary and Director

         CHARLES KUHN                                Director                                    Date  12/29/1995
         Charles Kuhn

         GERMAINE M. BELL                            Director                                    Date  12/27/1995
         Germaine M. Bell

         CHARLES E. MCMANUS                          Director                                    Date  12/27/1995
         Charles E. McManus

         JEFFREY D. KASTNER                          Assistant Secretary                         Date  12/29/1995
         Jeffrey D. Kastner                          and Director

         WILLIAM PATTON                              Vice President, Public                      Date  12/29/1995
         William Patton                              Relations and Director

         JAMES G. FLANIGAN                           Director                                    Date  12/29/1995
         James G. Flanigan

         PATRICK J. FLANIGAN                         Director                                    Date  12/29/1995
         Patrick J. Flanigan

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


FINANCIAL STATEMENTS:

         Report of Independent Certified Public Accountants

         Consolidated Balance Sheets -- October 1, 1994 and September 30, 1995

         Consolidated Statements of Income for the Years Ended October 1, 1994 and September 30, 1995

         Consolidated Statements of Stockholders' Investment for the Years Ended October 1, 1994 and September 30, 1995

         Consolidated Statements of Cash Flows for the Years Ended October 1, 1994 and September 30, 1995

         Notes to Consolidated Financial Statements

SCHEDULE:

         II Valuation and Qualifying Accounts for the Years Ended October 1, 1994 and September 30, 1995

         Schedules, other than the schedule listed above, are not submitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

         Individual financial statements of the registrant have been omitted because the registrant is primarily an operating company and the subsidiaries included in the consolidated financial statements are wholly owned.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Flanigan's Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Flanigan's Enterprises, Inc. (a Florida corporation) and subsidiaries as of October 1, 1994 and September 30, 1995, and the related consolidated statements of income, stockholders' investment and cash flows for the years then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flanigan's Enterprises, Inc. and subsidiaries as of October 1, 1994 and September 30, 1995 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and schedule is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP


Miami, Florida,
     December 15, 1995.

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     OCTOBER 1, 1994 AND SEPTEMBER 30, 1995

                                     ASSETS
                                     ------

                                                                1994               1995
                                                             -----------        -----------
CURRENT ASSETS:
         Cash and cash equivalents                           $   868,000        $   686,000
         Receivables, less allowance for
           uncollectible  amounts and deferred
           gains,  including  related party
           receivables of $277,000 and $16,000
           (before  allowances and deferred gains)
           in 1994 and 1995, respectively                        502,000            235,000
         Inventories                                             720,000            824,000
         Prepaid expenses                                        310,000            373,000
                                                             -----------        -----------
         Total current assets                                  2,400,000          2,118,000
                                                             -----------        -----------

PROPERTY AND EQUIPMENT, net                                    3,025,000          2,772,000
                                                             -----------        -----------

LEASED PROPERTY UNDER CAPITAL LEASES,
         less accumulated amortization of
         $785,000 and $741,000 in 1994
         and 1995, respectively                                  356,000            227,000
                                                             -----------        -----------

OTHER ASSETS:
         Liquor licenses, less accumulated
           amortization of $88,000 and
           $95,000 in 1994 and 1995, respectively                365,000            338,000
         Notes and mortgages receivable, less
           allowance for uncollectible amounts and
           deferred  gains, including related party
           receivables of $92,000 and $70,000 (before
           allowances and deferred gains) in 1994 and
           1995, respectively                                     61,000             85,000
         Other                                                   163,000            324,000
                                                             -----------        -----------
         Total other assets                                      589,000            747,000
                                                             -----------        -----------
                                                             $ 6,370,000        $ 5,864,000
                                                             ===========        ===========

                                  (Continued)

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     OCTOBER 1, 1994 AND SEPTEMBER 30, 1995

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                  (continued)

                                                           1994                 1995
                                                        -----------         -----------
CURRENT LIABILITIES:
         Accounts payable                               $   775,000         $   756,000
         Accrued and other current liabilities            1,106,000             865,000
         Current portion of long-term debt                  128,000              60,000
         Current obligations under capital
           leases                                            61,000              54,000
         Current portion of damages payable on
           terminated or rejected leases                    232,000             240,000
         Due to Pennsylvania limited
           partnership                                      125,000             106,000
                                                        -----------         -----------
         Total current liabilities                        2,427,000           2,081,000
                                                        -----------         -----------
LONG-TERM DEBT, net of current portion                       79,000              21,000
                                                        -----------         -----------
OBLIGATIONS UNDER CAPITAL LEASES,
         net of current portion                             623,000             448,000
                                                        -----------         -----------
DAMAGES PAYABLE ON TERMINATED OR
         REJECTED LEASES, net of current portion          1,702,000           1,462,000
                                                        -----------         -----------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)

STOCKHOLDERS' INVESTMENT:
         Common stock, par value $.10,
           authorized 5,000,000 shares,
           issued 2,099,000 shares in
           1994 and 1995                                $   210,000         $   210,000
         Capital in excess of par value                   6,685,000           6,685,000
         Accumulated deficit                               (583,000)            (33,000)
         Less - Treasury stock, at cost,
           1,168,000 and 1,246,000 shares
           in 1994 and 1995, respectively                (4,773,000)         (5,010,000)
                                                        -----------         -----------
         Total stockholders' investment                   1,539,000           1,852,000
                                                        -----------         -----------
                                                        $ 6,370,000         $ 5,864,000
                                                        ===========         ===========

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

           FOR THE YEARS ENDED OCTOBER 1, 1994 AND SEPTEMBER 30, 1995

                                                     1994                 1995
                                                 ------------         ------------
REVENUES:
         Restaurant food sales                   $  9,103,000         $  9,065,000
         Restaurant bar sales                       3,400,000            3,316,000
         Lounge bar sales                             685,000              470,000
         Package goods sales                        5,390,000            4,845,000
         Franchise-related revenues                   434,000              460,000
                                                 ------------         ------------
                                                   19,012,000           18,156,000
                                                 ------------         ------------
COSTS AND EXPENSES:
         Cost of merchandise sold -
                  restaurants and lounges           5,223,000            4,858,000
                  package goods                     4,038,000            3,596,000
         Payroll and related costs                  5,218,000            5,071,000
         Occupancy costs                              893,000              857,000
         Selling, general and
                  administrative expenses           3,747,000            3,859,000
                                                 ------------         ------------
                                                   19,119,000           18,241,000
                                                 ------------         ------------
         Loss from operations                        (107,000)             (85,000)
                                                 ------------         ------------
OTHER INCOME (EXPENSE):
         Interest expense on obligations
           under capital leases                       (92,000)             (68,000)
         Interest expense on long-term
           debt and damages payable                  (107,000)             (81,000)
         Interest income                               89,000               60,000
         Management fees from
           Pennsylvania limited
           partnership                                104,000               77,000
         Recognition of deferred gains                237,000              250,000
         Other, net                                   315,000              400,000
                                                 ------------         ------------
                                                      546,000              638,000
                                                 ------------         ------------
         Income before
           income taxes                               439,000              553,000

                                  (continued)

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

           FOR THE YEARS ENDED OCTOBER 1, 1994 AND SEPTEMBER 30, 1995

                                  (continued)

                                                      1994                1995
                                                   -----------        -----------
PROVISION FOR INCOME TAXES                         $    11,000        $     3,000
                                                   -----------        -----------

         Net income                                $   428,000        $   550,000
                                                   ===========        ===========
NET INCOME
         PER COMMON SHARE:

         Primary                                   $       .43        $       .60
                                                   ===========        ===========
         Fully diluted                             $       .42        $       .59
                                                   ===========        ===========

WEIGHTED AVERAGE SHARES
         AND EQUIVALENT SHARES OUTSTANDING:

         Primary                                     1,000,000            915,000
                                                   ===========        ===========
         Fully diluted                               1,011,000            922,000
                                                   ===========        ===========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

           FOR THE YEARS ENDED OCTOBER 1, 1994 AND SEPTEMBER 30, 1995

                                                         COMMON STOCK                                           TREASURY STOCK
                                                  -------------------------                                -------------------------
                                                                              Capital in
                                                  Number of                   Excess of                    Number of
                                                  Shares        Amount        Par Value     Deficit        Shares            Amount
                                                  -----------   -----------   -----------   -----------    -----------   -----------
BALANCE, October 2, 1993                            2,099,000   $   210,000   $ 6,685,000   $(1,011,000)     1,168,000   $ 4,773,000

Net income                                               --            --            --         428,000           --            --

                                                  -----------   -----------   -----------   -----------    -----------   -----------
BALANCE, October 1, 1994                            2,099,000       210,000     6,685,000      (583,000)     1,168,000     4,773,000

Net income                                               --            --            --         550,000           --            --

Purchase of 78,000 shares of treasury stock              --            --            --            --           78,000       237,000
                                                  -----------   -----------   -----------   -----------    -----------   -----------
BALANCE, September 30, 1995                         2,099,000   $   210,000   $ 6,685,000   $   (33,000)     1,246,000   $ 5,010,000
                                                  ===========   ===========   ===========   ===========    ===========   ===========



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE YEARS ENDED OCTOBER 1, 1994 AND SEPTEMBER 30, 1995

                                                             1994               1995
                                                          ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                       $  428,000         $  550,000
         Adjustments to reconcile net income
         to net cash provided by operating
         activities:
           Depreciation and amortization
           of property, equipment and
           capital leases                                    665,000            628,000
           Provision for (reversal of)
             allowance for uncollectible
             notes and mortgages receivable                  (40,000)            97,000
         Provision for potential
             uninsured claims                                   --               60,000
           Amortization of liquor licenses                    10,000              7,000
           Recognition of deferred gains                    (237,000)          (250,000)
           Loss (gain) on retirement of property
             and equipment and sale of
             liquor licenses                                 136,000            (31,000)

         Changes in assets and liabilities:

           (Increase) decrease in receivables               (134,000)            86,000
           Increase in inventories                           (49,000)          (104,000)
           Decrease (increase) in prepaid expenses            40,000            (63,000)
           Decrease (increase) in other assets                71,000           (161,000)
           Decrease in accounts payable                      (14,000)           (19,000)
           Increase (decrease) in accrued
             and other current liabilities                    26,000           (301,000)
                                                          ----------         ----------
           Net cash provided by operating
             activities                                   $  902,000         $  499,000
                                                          ----------         ----------

                                  (continued)

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE YEARS ENDED OCTOBER 1, 1994 AND SEPTEMBER 30, 1995

                                  (continued)

                                                       1994             1995
                                                     --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:

         Net proceeds from sale of property
           and equipment and liquor licenses             --             24,000
         Collections on notes and
           mortgages receivable                       447,000          343,000
         Additions to notes and
           mortgages receivable                       (16,000)            --
         Additions to property and equipment         (913,000)        (348,000)
                                                     --------         --------

         Net cash (used in) provided by
           investing activities                      (482,000)          19,000
                                                     --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Additions to long-term debt                   56,000             --
         Payments of long-term debt                  (166,000)        (126,000)
         Payments of obligations under
           capital leases                            (125,000)         (86,000)
         Payments of damages payable on
           terminated or rejected leases             (243,000)        (232,000)
         Change in amount due to Pennsylvania
           limited partnership                        (19,000)         (19,000)
         Purchase of treasury stock                      --           (237,000)
                                                     --------         --------

         Net cash used in
           financing activities                      (497,000)        (700,000)
                                                     --------         --------

                                  (continued)

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE YEARS ENDED OCTOBER 1, 1994 AND SEPTEMBER 30, 1995

                                  (continued)

                                                             1994               1995
                                                          ----------         ----------
NET DECREASE IN CASH AND
         CASH EQUIVALENTS                                 $  (77,000)        $ (182,000)

CASH AND CASH EQUIVALENTS,
         BEGINNING OF YEAR                                   945,000            868,000
                                                          ----------         ----------
CASH AND EQUIVALENTS,
         END OF YEAR                                      $  868,000         $  686,000
                                                          ==========         ==========

Supplemental disclosures of cash flow information:

         Cash paid during the year for:

           Interest                                       $  195,000         $   81,000
           Income taxes                                       11,000              7,000

         Noncash Activities:


           Reduction of capital lease assets
           and obligations due to amendment
           and termination of original lease
           term                                           $     --           $   96,000

           Retirement of fully depreciated
           equipment                                      $     --           $  326,000

           Write-off of fully reserved
           mortgage receivable                            $     --           $  258,000

           Exchange of note receivable
           for liquor license                             $     --           $   33,000

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     OCTOBER 1, 1994 AND SEPTEMBER 30, 1995


(1)      GENERAL:

         Incorporated in 1959, Flanigan's Enterprises, Inc. (the "Company") began operations in South Florida as a chain of small cocktail lounges and package liquor stores. At September 30, 1995, the Company owns and/or operates five full-service restaurants, one package liquor store, four combination full-service restaurants and package liquor stores, three lounges (two of which provide entertainment in a club atmosphere), and two combination package liquor stores and lounges, in Florida, Georgia and Pennsylvania. The Company's restaurants are operated under the "Flanigan's Seafood Bar and Grill" trademark, while the Company's package stores and lounges are operated under the "Big Daddy's Liquors" and "Big Daddy's Lounges" trademark, respectively. Additionally, the Company held interests in nine franchised units.

(2)      PETITION IN BANKRUPTCY:

         On November 4, 1985, Flanigan's Enterprises, Inc. ("Flanigan's" or the "Company"), not including any of its subsidiaries, filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. Flanigan's was authorized to continue in the management and control of its business and property as debtor-in-possession under the Bankruptcy Code. On May 5, 1987, Flanigan's Plan of Reorganization, as amended and modified (the Plan), was confirmed by the Bankruptcy Court. On December 28, 1987, Flanigan's was officially discharged from bankruptcy.

         The Bankruptcy Code allows the debtor-in-possession to either assume or reject certain liabilities, leases, or other executory contracts subject to court approval. Lessors or other parties to contracts which are rejected are entitled to file claims for losses or damages sustained as a result of the rejection. In fiscal 1986, Flanigan's recorded estimated damages of $4,278,000 for claims for losses as a result of rejected leases. Because the damage payments were to be made over nine years, the total amount due was discounted at a rate of 9.25%, Flanigan's then effective borrowing rate. During fiscal 1991 and 1992, Flanigan's renegotiated the payment of this obligation to extend through fiscal 2002 which effectively reduced the discount rate to 3.71%. Liabilities for damage payments are included in "Damages Payable on Terminated or Rejected Leases" in the accompanying consolidated balance sheets.

         Also upon confirmation of the Plan, certain other bankruptcy-related liabilities were fixed as to the amount and repayment terms. These other liabilities included excise and property taxes, settlements, and past rents, and were repaid during fiscal 1994.

         As of September 30, 1995, damages payable on terminated or rejected leases including imputed interest, mature as follows:

                  Fiscal                                         Amount
                  ------                                         ------
                  1996                                         $  300,000
                  1997                                            300,000
                  1998                                            300,000
                  1999                                            300,000
                  2000                                            300,000
                  Thereafter                                      420,000
                                                               ----------
                                                                1,920,000

                  Less - Amount representing
                           interest                              (218,000)
                                                               ----------
                                                               $1,702,000
                                                               ==========

(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         (a)  Basis of Consolidation -

         The consolidated financial statements include the accounts of Flanigan's Enterprises, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

         (b)  Reclassifications -

         Certain amounts in the fiscal 1994 financial statements have been reclassified to conform to the current year presentation.

         (c)  Cash and Cash Equivalents -

         The Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

         (d)  Inventories -

         Inventories are stated at lower of cost (first in, first out) or market.

         (e)  Liquor Licenses -

         Liquor licenses purchased prior to October 30, 1970 (the date APB Opinion No. 17 became effective), which totaled $165,000 and $145,000 at October 1, 1994 and September 30, 1995, respectively, are not amortized unless an impairment in value is indicated. The cost of liquor licenses acquired subsequent to October 30, 1970, is amortized over a period of 40 years. In fiscal 1995, a liquor license of a store closed in a prior year was sold, resulting in a $30,000 gain, which is included in "Other, net" in the accompanying consolidated statements of income.

         (f)  Property and Equipment -

         For financial reporting, the Company uses the straight-line method for providing depreciation and amortization on property and equipment. Property and equipment at October 1, 1994 and September 30, 1995, consisted of the following:

                                  Useful
                                  Lives                1994                1995
                               -----------         -----------         -----------
Furniture and equipment        3 -7 years          $ 4,530,000         $ 4,402,000
Leasehold interests and
  improvements                 See below             4,688,000           4,815,000
                                                   -----------         -----------
                                                     9,218,000           9,217,000
Less - accumulated
  depreciation and
  amortization                                      (6,193,000)         (6,445,000)
                                                   -----------         -----------
                                                   $ 3,025,000         $ 2,772,000
                                                   ===========         ===========

         Leasehold interests are amortized over the minimum term of the lease. Leasehold improvements are amortized over the life of the lease up to a maximum of 10 years. If the locations are sold or abandoned before the end of the amortization period, the unamortized cost is expensed.

(4)      INCOME TAXES:

         Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not.

         The components of the Company's provision for income taxes, which is all current, for the fiscal years ended 1994 and 1995 are as follows:

                                                     1994                 1995
                                                   -------              -------
Federal                                            $ 5,000              $(4,000)
State                                                6,000                7,000
                                                   -------              -------
                                                   $11,000              $ 3,000
                                                   =======              =======

         A reconciliation of income taxes with the amounts at the statutory federal rate follows:

                                                      1994               1995
                                                    ----------        ---------
Tax provision at the
  statutory rate of 34%                             $ 149,000         $ 188,000

State income taxes, net of
  federal income tax benefit                            6,000             5,000

Benefit of operating loss
  carryforward                                       (100,000)         (130,000)

Change in valuation allowance
  (exclusive of
  net operating loss)                                 (37,000)          (58,000)

Other, net                                             (5,000)           (2,000)
                                                    ---------         ---------
                                                    $  11,000         $   3,000
                                                    =========         =========

         In fiscal 1991 and prior years the Company generated loss carryforwards for both financial statement and tax purposes. At September 30, 1995, the available tax loss carryforward is approximately $4,939,000 which expires between 2002 and 2006.

         In addition to net operating loss carryforwards, the Company has deferred tax assets amounting to approximately $556,000 at September 30, 1995 which arise primarily due to depreciation recorded at different rates for tax and book purposes, and capital leases, allowances for uncollectible amounts and accruals for potential uninsured claims, all recorded for financial reporting purposes but not recognized for tax purposes. Because realization of the total amount of available net deferred tax assets, including net operating loss carryforwards, is not "more likely than not", a valuation allowance has been provided as follows:

Deferred tax item
-----------------
                                                  Tax Effect        Tax Effect
                                                     1994              1995
                                                  -----------       -----------
Book/tax differences in
  property and equipment                          $   213,000       $   237,000
Receivable allowances                                 154,000            99,000
Deferred gains                                         55,000            20,000
Leases, capitalized for books only                    112,000            93,000
Accruals for potential
  uninsured claims                                     82,000           102,000
Discount on damages payable                           (97,000)          (74,000)
Other                                                  95,000            79,000
Net operating loss carryforward,
  tax effected                                      1,809,000         1,679,000

Valuation allowance                                (2,423,000)       (2,235,000)
                                                  -----------       -----------
                                                  $       --        $       --
                                                  ===========       ===========

(5)      LEASES

         The Company leases a substantial portion of the land and buildings used in its operations under leases with initial terms expiring between 1995 and 2049. Renewal options are available on many of the leases. In certain instances, lease rentals are subject to cost of living increases or fair market rental appraisals and/or sales overrides. Certain properties are subleased through various expiration dates.

         Leased property under capital leases is amortized on a straight-line basis over the lease term, and interest expense (which is based on the Company's incremental borrowing rate at the inception of the lease) is accrued on the basis of the outstanding capital lease obligation. Rentals relating to operating leases are expensed currently.

         Following is a schedule, by year and in the aggregate, of future minimum lease payments under capital leases and noncancellable operating leases, including leases under which the Company is contingently liable, having initial or remaining terms in excess of one year at September 30, 1995:

                                                   Capital            Operating
                                                   Leases               Leases
                                                 -----------         -----------
1996                                             $   118,000         $ 1,511,000
1997                                                 118,000           1,254,000
1998                                                 118,000           1,016,000
1999                                                 109,000             918,000
2000                                                  77,000             748,000
Thereafter                                           320,000           2,571,000
                                                 -----------         -----------
Total minimum lease
  payments                                           860,000         $ 8,018,000
                                                                     ===========
Less - Amount representing
  interest                                          (358,000)
                                                 -----------
Present value of minimum
  lease payments                                 $   502,000
                                                 ===========

         Aggregate minimum sublease rentals due to the Company in the future under noncancellable subleases are approximately $5,055,000 at September 30, 1995.

         Total rent expense for all operating leases (including those with an initial term of less than one year and net of subleases) was $553,000 and $541,000 in 1994 and 1995, respectively, and is included in "Occupancy costs" in the accompanying consolidated statements of income.

Lease Arrangements With Related Parties -

         Aggregate annual rentals under leases with related parties, net of applicable sublease income, were approximately $287,000 in 1994 and $396,000 in 1995. Remaining rental commitments included in future minimum rental payments required under these leases were approximately $823,000 as of September 30, 1995.

(6)      RECEIVABLES:

         Receivables, net of deferred gains and allowances for uncollectible amounts, consisted of the following as of October 1, 1994 and September 30, 1995:

                                                 1994                 1995
                                              -----------         -----------
Current-

Current portion of long-term notes and
  mortgages receivable from unrelated
  parties, bearing interest at rates
  ranging from 9% to 15% and due in
  varying installments through 2002           $   644,000         $   225,000

10% mortgage receivable, from related
  party sale and leaseback
  (in default, see below)                         258,000                --

Current portion of 9% to 14%
  mortgages receivable from sales
  of franchises to related parties                 19,000              16,000

Various noninterest-bearing
  receivables with no fixed
  maturity dates                                  315,000             229,000
                                              -----------         -----------
                                                1,236,000             470,000

Less  -  Deferred gains                          (293,000)            (71,000)

         Allowance for
           uncollectible amounts                 (441,000)           (164,000)
                                              -----------         -----------
                                              $   502,000         $   235,000
                                              ===========         ===========

                                                   1994               1995
                                                 ---------         ---------
Long-term -

9% to 15% notes receivable,
  due in varying installments
  through 2002                                   $ 160,000         $ 294,000

9% to 14% mortgages receivable from sales
  of franchises to related parties,
  see detail below                                  92,000            70,000

                                                 ---------         ---------
                                                   252,000           364,000

Less  -  Deferred gains                           (180,000)         (152,000)

         Allowance for
           uncollectible amounts                   (11,000)         (127,000)
                                                 ---------         ---------
                                                 $  61,000         $  85,000
                                                 =========         =========

         The majority of the notes and mortgages receivable represent amounts owed to the Company for store operations which were sold. Unless a significant amount of cash is received on the sale, a pro rata portion of the gain is deferred and recognized only as payments on the notes and mortgages are received by the Company. Any losses on sales of stores are recognized currently. During fiscal 1994 and 1995, $237,000 and $250,000, respectively, of deferred gains were recognized on collections of related notes receivable.

         The 10% mortgage receivable from a sale and leaseback was due in 1999 and resulted from the sale and leaseback of a building in Marina del Rey, California. The building was purchased by a joint venture in which a 29.4% interest is held by Castlewood and Company, a partnership controlled by the former Vice Chairman of the Board. The mortgage had been classified as a current asset as it was in default for non-payment and was fully provided for in the allowance for uncollectible amounts. The receivable and allowance for uncollectible amounts were written off in fiscal 1995 due to the California Supreme Court's dismissal of action with no compensation to the Company.

         The 9% to 14% mortgages receivable from related party franchise sales consist of the following:

                                                         1994            1995
                                                      ---------       ---------
9% mortgage, due in equal weekly
  installments of $132 through
  June 1995                                           $   5,000       $    --

14% mortgage due in equal weekly
  installments of $963 through
  July 2000 (prepayments made in 1994)                   94,000          82,000

14% mortgage due in equal weekly
  installments of $54 through
  December 1995                                           3,000           1,000

14% mortgage due in equal weekly
  installments of $611 through
  September 1996 (prepaid during 1994)                    6,000            --

14% mortgage, interest only with
  a balloon payment in November 1995
  (prepayments made in 1994)                              3,000           3,000
                                                      ---------       ---------
                                                        111,000          86,000

Less - Current portion                                  (19,000)        (16,000)
                                                      ---------       ---------
                                                      $  92,000       $  70,000
                                                      =========       =========


         Receivables at September 30, 1995 mature as follows:

         1996                                    $  470,000
         1997                                       177,000
         1998                                        45,000
         1999                                        40,000
         2000                                        40,000
         Thereafter                                  62,000
                                                 ----------
                                                 $  834,000
                                                 ==========

         (7)      ACCRUED AND OTHER CURRENT LIABILITIES:

         Accrued and other current liabilities consisted of the following as of October 1, 1994 and September 30, 1995:

                                                         1994            1995
                                                      ----------      ----------
Property taxes                                        $   99,000      $  110,000
Salaries and wages                                       305,000         214,000
Franchisee advance funds                                 280,000          82,000
Potential uninsured claims (see Note 7)                  240,000         300,000
Other                                                    182,000         159,000
                                                      ----------      ----------
                                                      $1,106,000      $  865,000
                                                      ==========      ==========

         Franchisee advance funds represent cash balances held by the Company on behalf of franchisees (see Note 10) for inventory purchases to be made as part of the Company-sponsored cooperative buying program.

         The  Company  accrues  for  uninsured   claims  as  claims  arise  and,
similarly, reverses accruals as claims are resolved.

         (8)      COMMITMENTS AND CONTINGENCIES:

          Guarantees

         The Company has guaranteed approximately $150,000 of notes and mortgages to lenders in connection with sales of stores to outside parties. In addition, the Company is contingently liable for annual rentals in the amount of approximately $777,000 at September 30, 1995, for lease obligations in connection with the assignment of leases on stores sold. In the event of default under any of these agreements, the Company will have the right to repossess the premises.

         Employment Agreement

         On June 3, 1987, the Company entered into an employment agreement with the Chairman of the Board, which was ratified by the stockholders at the Company's 1988 annual meeting. The agreement provides, among other things, for annual compensation of $150,000, through December 31, 1995, renewable annually, as well as a bonus based on the Company's cash flow, as defined. For the fiscal years ended 1994 and 1995, no bonus was earned under the agreement. The agreement further provides that in the event of termination, the Chairman of the Board would be entitled to a maximum payment of $450,000.

         The agreement also provides for the issuance of stock options to purchase up to 93,092 shares of the Company's common stock. On December 12, 1989, the Chairman's option exercise prices were reduced from a range of $4.00 to $4.125 to $.875, the then fair market value of the Company's common stock. At September 30, 1995, options to purchase 93,092 shares of common stock at an exercise price of $.875 per share were outstanding. The options expire December 31, 1995.

         During fiscal 1992, additional options to purchase up to 46,540 shares were granted at an exercise price of $2.25 per share which expire February 27, 1997. Exercise prices at the dates of grant equaled the then fair market value of the Company's common stock; therefore, no related compensation expense was recorded. On February 25, 1994, the Chairman's option exercise prices on the additional options were increased from $2.25 to $6.50.

         The Company currently provides no post retirement benefits to any of its employees.

         Key Employee Incentive Stock Option Plan

         In December 1993, the Board of Directors approved a Key Employee Incentive Stock Option Plan, which reserved and authorized the issuance of 100,000 shares of the Company's common stock to eligible employees.

         During fiscal 1994, 52,000 stock options were granted at an exercise price of $3.50 per share which expire April 19, 1999. Exercise prices at the date of grant exceeded the fair market value of the Company's common stock; therefore, no related compensation expense was recorded. No options were exercised during fiscal 1994 or 1995.

         Litigation

         The Company is a party to various litigation matters incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company.

         Certain states have "liquor liability" laws which allow a person injured by an "intoxicated person" to bring a civil suit against the business (or social host) who had served intoxicating liquors to an already "obviously intoxicated person". The Company has general liability insurance which incorporates a semi-self-insured plan under which the Company assumes the full risk of the first $50,000 of exposure per occurrence. The Company's insurance carrier is responsible for $1,000,000 coverage per occurrence above the Company's self-insured deductible, up to a maximum aggregate of $2,000,000, per year. The Company is self-insured against liability claims in excess of $1,000,000. The extent of this coverage varies by year.

         Certain liquor liability suits are still in the discovery stage, and the potential liability to the Company has not been determined. A significant unfavorable judgment or settlement against the Company in excess of of its liability insurance coverage could have a materially adverse effect on the Company. The Company has accrued for potential uninsured losses based on estimates received from legal counsel and historical experience. Such accrual is included in "Accrued and other current liabilities - potential uninsured claims".

         Working Capital

         At September 30, 1995, the Company's current assets exceeded its current liabilities by $37,000. This represents an improvement over the working capital deficit of $27,000 at October 1, 1994. Management believes that improved operations will enable it to continue to meet its obligations.

         (9)      LONG-TERM DEBT:

         Long-term debt consisted of the following at October 1, 1994 and September 30, 1995:

                                                         1994            1995
                                                      ---------       ---------
Mortgage payable, bearing interest at
  12%, due in varying installments
  through 1996                                        $  27,000       $  12,000

Note payable to former Vice-Chairman
  of the Board, bearing interest
  at 10%, due in monthly installments
  of $4,000 through 1996                                 61,000          17,000

Other notes payable, bearing interest
  at rates ranging from 7-1/4% to
  10%, due in varying
  installments through 1998                             119,000          52,000
                                                      ---------       ---------
                                                        207,000          81,000

Less - Current portion                                 (128,000)        (60,000)
                                                      ---------       ---------
                                                      $  79,000       $  21,000
                                                      =========       =========

Long-term debt at September 30, 1995 matures as follows:

                   Year                                     Amount
                   ----                                   ---------
                   1996                                   $ 60,000
                   1997                                     16,000
                   1998                                      4,000
                   1999                                      1,000
                                                          --------
                                                          $ 81,000
                                                          ========

(10)     FRANCHISE PROGRAM:

         At September 30, 1995, nine stores were operated under franchise agreements. Under the franchise agreements, the Company agrees to provide guidance, advice and management assistance to the franchisees. The Company also agrees to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. The franchise agreements provide for fees to the Company of 2-1/2% to 3% of gross sales. Of the nine franchised stores, five are owned or operated by related parties. When received, initial franchise fees are deferred and recognized ratably as payments are received on the related notes.

(11)     DUE TO PENNSYLVANIA LIMITED PARTNERSHIP:

         The Company operates a club in the Philadelphia, Pennsylvania, area through a limited partnership (the "Pennsylvania Partnership") in which the Company acts as general partner.

         The partnership agreement provides the Company with management fees of 49% of profit before depreciation and management fees, plus a 1% interest in the income of the partnership. The Company recorded management fee income related to this agreement of $104,000 and $77,000 in 1994 and 1995, respectively. As the partnership operated at substantially breakeven after management fees, the Company recorded no equity in the results of operations of this investment.

         Liabilities to the Pennsylvania Partnership are $125,000 in 1994 and $106,000 in 1995, net of the Company's investment of $10,000.

(12)     INCOME PER COMMON SHARE:

         Net income per common share is calculated by dividing net income by the weighted average number of shares and share equivalents outstanding.

                                      -----------------------------------------------------------
                                                1994                              1995
                                      -------------------------        --------------------------
                                                        Fully                              Fully
                                      Primary          Diluted          Primary           Diluted
                                     ---------        ---------        ---------        ---------
Weighted shares outstanding            931,000          931,000          905,000          905,000

Incremental shares after
  application of the treasury
  stock method or modified
  treasury stock method, as
  applicable                            69,000           80,000           16,000           23,000
                                     ---------        ---------        ---------        ---------

Shares used in calculation of
  net income per common share        1,000,000        1,011,000          921,000          928,000
                                     =========        =========        =========        =========

(13)     RELATED PARTY TRANSACTIONS:

         In fiscal 1990, the Company's Chairman and a relative formed a corporation to manage one of the Company's franchised stores. The corporation continues to manage the franchised store.

         During fiscal 1994 and 1995, the Company incurred legal fees of approximately $92,000 and $89,000 respectively, for services provided by a member of the Board of Directors.

         Also  see  Notes  5,  6,  9  and  10  for   additional   related  party
transactions.

(14)     BUSINESS SEGMENTS:

         The Company operates principally in two segments - retail package stores, and restaurants and lounges. The operation of package stores consists of retail liquor sales. The restaurant and lounge operations include bar sales from cocktail lounges and food sales.

         Information concerning the revenues and operating income (loss) for the years ended October 1, 1994 and September 30, 1995, and identifiable assets for the two segments in which the Company operates, are shown in the following table. Operating income (loss) is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income
(loss), none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash and notes and mortgages receivable. The Company does not have any operations outside of the United States and intersegment transactions are not material.

                                                     1994              1995
                                                 ------------      ------------
OPERATING REVENUES:
         Retail package stores                   $  5,390,000      $  4,845,000
         Restaurants and lounges                   13,188,000        12,851,000
         Other revenues                               434,000           460,000
                                                 ------------      ------------
Total operating revenues                         $ 19,012,000      $ 18,156,000
                                                 ============      ============

OPERATING INCOME (LOSS) RECONCILED TO
INCOME BEFORE INCOME TAXES:
Operating income:
         Retail package stores                   $    184,000      $    131,000
         Restaurants and lounges                      959,000         1,338,000
                                                 ------------      ------------
                                                    1,143,000         1,469,000
         Corporate expenses,
           net of other revenues                   (1,250,000)       (1,554,000)
                                                 ------------      ------------
Operating loss                                       (107,000)          (85,000)
         Interest expense                            (199,000)         (149,000)
         Other, net                                   745,000           787,000
                                                 ------------      ------------
Income before income taxes                       $    439,000      $    553,000
                                                 ============      ============

IDENTIFIABLE ASSETS:
         Retail package stores                   $  1,427,000      $  1,515,000
         Restaurants and lounges                    2,730,000         2,429,000
                                                 ------------      ------------
                                                    4,157,000         3,944,000
         Corporate                                  2,213,000         1,920,000
                                                 ------------      ------------
Consolidated totals                              $  6,370,000      $  5,864,000
                                                 ============      ============

                                                     1994              1995
                                                 ------------      ------------
CAPITAL EXPENDITURES:
         Retail package stores                   $    180,000      $     55,000
         Restaurants and lounges                      640,000           267,000
                                                 ------------      ------------
                                                      820,000           322,000
         Corporate                                     93,000            26,000
                                                 ------------      ------------
Total capital expenditures                       $    913,000      $    348,000
                                                 ============      ============


DEPRECIATION AND AMORTIZATION:
         Retail package stores                   $     82,000      $     84,000
         Restaurants and lounges                      462,000           457,000
                                                 ------------      ------------
                                                      544,000           541,000
         Corporate                                    121,000            87,000
                                                 ------------      ------------
Total depreciation and amortization              $    665,000      $    628,000
                                                 ============      ============

(15)     OTHER, NET:

         Other, net in the consolidated statements of income consist of the following for the years ended October 1, 1994 and September 30, 1995:

                                                          1994           1995
                                                       ---------      ---------
Vending machine income                                 $ 129,000      $ 117,000
Lottery sales income                                      49,000         69,000
Non-franchise related rental income                       31,000         70,000
Loss on retirement of fixed assets                      (136,000)          --
Loss on repossession of store                               --          (55,000)
Gain on sale of liquor licenses                             --           30,000
Food rebates                                              38,000         12,000
Owner's fee from Mardi Gras Management, Inc.             150,000        150,000
Insurance recovery                                        30,000           --
Other, net                                                24,000          7,000
                                                       ---------      ---------
                                                       $ 315,000      $ 400,000
                                                       =========      =========

         Owner's fee from Mardi Gras Management, Inc. represents fees received pursuant to a management agreement for the operation of a club owned by the Company in Atlanta, Georgia.

(16)     SUBSEQUENT EVENTS:

         Effective September 22, 1995, the Company entered into an agreement to operate a "Flanigan's Seafood Bar and Grill" located in a hotel through a limited partnership in which the Company acts as general partner. The partnership agreement provides that the Company contribute 50% of initial capital contributions to convert the business premises to the "Flanigan's Seafood Bar and Grill" restaurant concept. The Company made contributions for renovations of $124,000 after September 30, 1995. The partnership agreement provides that the net cash flow of the business be distributed fifty percent to Flanigan's and fifty percent to the limited partner.

In October 1995, one franchised package liquor store terminated its franchise agreement and returned its franchised unit. The Company immediately began operating the package liquor store of the returned unit. The building lease for this unit expires December 31, 1995 and, at present, the Company has no intention of renewing the lease.

                                                                     SCHEDULE II

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

           FOR THE YEARS ENDED OCTOBER 1, 1994 AND SEPTEMBER 30, 1995

Col. A                                                   Col. B         Col. C         Col. D          Col. E             Col. F
                                                                        Additions
                                                         Balance at     Charged to                                        Balance at
                                                         Beginning      Cost and       Amounts         Other Changes      End of
Description                                              of Period      Expenses       Written off     Add (Deduct)       Period
-----------                                              ---------      ---------      -----------     -------------      ---------
FOR THE YEAR ENDED OCTOBER 1, 1994
         Allowance for uncollectible
          notes and mortgages receivable                 $ 492,000      $  10,000      $    --         $ (50,000)(1)      $ 452,000
                                                         =========      =========      =========       =========          =========

FOR THE YEAR ENDED SEPTEMBER 30, 1995
         Allowance for uncollectible
           notes and mortgages receivable                $ 452,000      $  97,000      $(258,000)      $     --           $ 291,000
                                                         =========      =========      =========       =========          =========


(1) Represents reversal of allowances due to collection of related receivables.

                 LIMITED PARTNERSHIP CERTIFICATE AND AGREEMENT

             THIS LIMITED PARTNERSHIP AGREEMENT, made and entered into this 22nd day of September, 1995, by and among FLANIGAN'S ENTERPRISES, INC., a Florida corporation, (the "General Partner"), and HOTEL PROPERTIES, LTD., a limited partnership, (the "Limited Partner"). The Limited Partner and the General Partner are sometimes herein collectively referred to as "Partners".


                              W I T N E S S E T H:

             WHEREAS, the Partners desire to form a limited partnership (the "Partnership") pursuant to the Uniform Limited Partnership Act of the State of Florida upon the terms and conditions hereinafter set forth;
             NOW THEREFORE, intending to be legally bound hereby, the Partners agree as follows:


                                   ARTICLE I

                                  DEFINITIONS

             The following terms used in this Agreement shall (unless otherwise expressly provided herein or unless the context clearly requires otherwise) have the following meanings:
             1.1 Agreement. This Limited Partnership Certificate and Agreement.
             1.2 Capital Balance. The Initial Capital Contribution made by a Partner in cash and the fair market value of any contributions in kind, (as set forth in this Agreement), as reduced from time to time by all cash distributions to such Partner which, pursuant to the terms of this Agreement, are in reduction of a Partner's Capital Balance.
             1.3 Capital Commitment. The Capital Commitment with respect to the Limited Partner is its obligation to make its Initial Capital Contribution pursuant to Article 3.2 hereof for the twelve (12) Units subscribed for by it and with respect to the General Partner, is its obligation to make its Initial Capital Contribution pursuant to Article 3.1 hereof for its twelve (12) Units subscribed for by it.
             1.4 Initial Capital Contribution. The contribution made by each Partner pursuant to its Capital Commitment.
             1.5 Code. The Internal Revenue Code of 1954, as amended.
             1.6 General Partner. The General Partner is Flanigan's Enterprises, Inc. or any successor general partner as provided herein.
             1.7 General Partner's Capital. The total of the Capital Balance of the General Partner.
             1.8 Law. The Uniform Limited Partnership Act of the State of Florida in effect from time to time during the term hereof.
             1.9 Limited Partner. The Limited Partner hereunder.
             1.10 Limited Partner's Capital. The total of the Capital Balance of the Limited Partner.
             1.11 Net Cash Flow. Net Cash Flow of the Partnership, with respect to a fiscal period, shall mean Net Income of the Partnership for such period, reduced by (i) any capital expenditures and prepaid expenses to the extent not included in the determination of Net Income, (ii) any Net Sale Proceeds to the extent included in the determination of Net Income, and (iii) reasonable additions to a reserve, (as determined in the sole discretion of the General Partner); and increased by any receipts by the Partnership which are not included in the determination of Net Income.
             1.12 Net Income. Net Income of the Partnership with respect to any fiscal period shall mean the excess of the gross sales for such period over all operating expenses for such period, as those terms are defined herein, determined on an accrual basis and determined without regard to amounts deducted by the Partnership for cost recovery of tangible assets or amortization of capitalized expenditures or other capital accounts.
             1.13 Net Loss. Net Loss of the Partnership with respect to any fiscal period shall mean that excess of all operating expenses for such period over the gross sales for such period, as those terms are defined herein, determined on an accrual basis and determined without regard to amounts deducted by the Partnership for cost recovery of tangible assets or amortization of capitalized expenditures or other capital accounts.
             1.14 Net Sale Proceeds. The proceeds realized by the Partnership upon the sale, exchange or other disposition of all or any substantial part of the Partnership property, net of expenses incident to such sale, the payment of any Partnership indebtedness secured by or related to such asset and satisfaction of any right of any creditor of the partnership (other than a Partner) to receive such proceeds.
             1.15 Participation Percentage. Throughout the term of this Agreement, the Participation Percentage of the Limited Partner is fifty percent (50%) and the Participation Percentage of the General Partner is fifty percent (50%).
             1.16 Substitute Limited Partner. A person admitted to all of the rights of a Limited Partner who has died or assigned its interest in the Partnership, or in the case of a Limited Partner that is a partnership, joint venture, association, corporation or trust, that has been dissolved or assigned its interest in the Partnership.
             1.17 Unit. A Unit means an interest of the Limited Partner in the Limited Partner's Capital of the Partnership with an original value of $10,000.00.


                                   ARTICLE II

                            THE LIMITED PARTNERSHIP

             2.1 Formation of Partnership. The parties hereto agree to form and by execution of this Agreement do hereby enter into a limited partnership pursuant to Chapter 620, et seq., of the Florida Statutes, entitled "Uniform Limited Partnership Act" ("Law") which Law shall govern the rights and liabilities of the parties hereto, except as otherwise herein expressly stated.
             2.2 Partnership Name. The name of the Partnership is CIC INVESTORS #13, LTD. The General Partner, in its sole discretion, may change the name of the Partnership at any time and from time to time. The General Partner and the Limited Partner hereto shall promptly execute and the General Partner shall file and record with the proper offices in each state, including any political subdivision thereof, in which the Partnership does, or elects to do, business and publish such certificates or other statements or instruments as are required by the Limited Partnership Law, Beverage Regulations, Fictitious Name Law, Assumed Name Law or any other similar statute in effect from time to time in such state or political subdivision in order to validly conduct the business of the Partnership therein as a limited partnership.
             2.3 Character of Business and Purpose of the Partnership. The business and purpose of the Partnership shall be to own and operate a restaurant located in the hotel owned by the Limited Partner and located at 1550 N.W. LeJeune Road, Miami, Florida 33126 and most recently operating as the "MIAMI AIRPORT INN", (the "BUSINESS"), but specifically excludes any interest of any kind in the hotel owned by the Limited Partner.
             2.4 Principal Place of Business. The principal place of business of the Partnership shall be at 2841 Cypress Creek Road, Fort Lauderdale, Florida 33309. The General Partner may change the principal place of business or establish such other place or places of business for the Partnership as it may, from time to time, deem necessary or appropriate, provided however, that the General Partner shall give the Limited Partner notice of any change of address of the principal place of business of the Partnership at least ten (10) days prior to any such change.
             2.5 Term of Partnership. The Partnership shall commence on the date that this Limited Partnership Certificate and Agreement has been filed in accordance with the provisions of the Law and shall continue until the earlier of the following:
             (i) Revocation of the liquor license for the BUSINESS by the Division of Alcoholic Beverages and Tobacco followed by the inability of the Partners, after the exercise of their best efforts, to cause such liquor license to be reinstated within a ninety (9D) day period; or
             (ii)  Dissolution  or  termination  pursuant to the  provisions  of
Article XI of this Agreement.
             2.6 Names and Residences of Partners.
                 A. The name and address of the General Partner is:

                    Flanigan's Enterprises, Inc.
                    2341 Cypress Creek Road
                    Fort Lauderdale, Florida  333D9

                 B. The names and address of the Limited Partner is:

                    Hotel Properties, Ltd.
                    155D N.W. LeJeune Road
                    Miami, Florida  33126

             2.7 Nature of Partners' Interests. The interests of the Partners in the Partnership shall be personal property for all purposes. All property owned by the Partnership, whether real or personal, tangible or intangible, shall be owned by the Partnership as an entity and no Partner, individually, shall have any ownership of such property, with the exception of those items, including their replacements, which are and shall remain the personal property of the General Partner or the Limited Partner, as shall be more particularly described in Exhibits "A" and "B" respectively, which shall be completed, initialed by both Partners and attached hereto once the General Partner completes its renovations to the business premises of the BUSINESS.
             2.8 Non-Partition. No Partner shall be entitled to seek partition of any Partnership property.


                                  ARTICLE III

                             CAPITAL CONTRIBUTIONS;
             PROHIBITIONS AGAINST ADDITIONAL CAPITAL CONTRIBUTIONS;
                                PARTNERS' LOANS;
                  REIMBURSEMENT OF EXCESS CAPITAL CONTRIBUTION

             3.1 General Partner. The General Partner's Capital shall be measured in terms of Units and the General Partner shall contribute an amount equal to fifty percent (50%) of the total Initial Contributions of the Partners, in cash and the fair market value of any personal property, in kind, for one-half (1/2) of all Units purchased. The amount of Capital Commitment shall be paid in cash and delivery of any property, in kind, by the General Partner upon execution of this Agreement.
             3.2 Limited Partner. The Limited Partner's Capital shall be measured in terms of Units and the Limited Partner shall contribute an amount equal to fifty percent (50%) of the total Initial Contributions of the Partners. in cash and the fair market value of any personal and/or real property, in kind, including but not limited to the business premises of the BUSINESS at no rental cost to the Partnership, for one-half (1/2) of all Units purchased. The amount of Capital Commitment shall be paid in cash and delivery of any property, in kind, by the Limited Partner upon execution of this Agreement.
             3.3 Capital Accounts. The Partnership will maintain for each Partner an account to be designated "Capital Account", to which will be added the Partner's Initial Capital Contribution and distributive share of the profits of the Partnership, and against which will be deducted the Partner's distributive share of the losses of the Partnership and all distributions made to the Partner. A Partner's Capital Account may, at any point in time, be the same as or different from such Partner's Capital Balance and may have a negative balance resulting from the Partner's share of distributions and losses in excess of the Partner's Initial Capital Contribution.
             3.4 Use of Capital Contributions. The Initial Capital Contributions of the Partners made pursuant to this Agreement, shall be used to change and convert the business premises of the BUSINESS to the General Partner's "Flanigan's Seafood Bar and Grill" restaurant concept and working capital.

             3.5 Prohibition Against Additional Capital Contributions;
                 Partners' Loans.
             Neither the General Partner, nor the Limited Partner may make any additional Capital Contributions to the Partnership. The Partners may be required or obligated to make other contributions, loans or advances to the Partnership, as provided in this Agreement.
             3.6 Withdrawal of Capital. Prior to the dissolution and liquidation of the Partnership, no Partner shall have the right, during the term of the Partnership, to require the return of all or any portion of its Initial Capital Contribution, except that distributions made in accordance with Article IX may represent in whole or in part a return of capital. Upon any return of partnership capital this Agreement shall be amended as provided by the Law.
             3.7 Interest on Capital Contributions. No interest shall be payable with respect to any capital contributed to the Partnership.
             3.8 No Priority Among Partners. No Partner shall have any priority over any other Partner as to the return of its Initial Capital Contribution or as to compensation by way of income or as to allocation of profits and losses or distributions of cash.
             3.9 Excess Capital Contribution. In the event that the cost to change and convert the business premises of the BUSINESS to the General Partner's "Flanigan's Seafood Bar and Grill" restaurant concept, including both cash and the fair market value of any property contributed in kind, and organizational costs hereof do not equal or exceed Two Hundred Forty Thousand Dollars ($Z40,000.00), any excess shall be returned to the Partners, pro-rata, as a partial refund of their Initial Capital Contribution. Upon any return of partnership capital this Agreement shall be amended as required by the Law.


                                   ARTICLE IV

                                LIMITED PARTNER

             4.1 Limited Liability of Limited Partner. The Limited Partner shall be liable for one-half (1/2) of any of the operating losses of the Partnership in excess of its Initial Capital Contribution and will be required to lend funds to the Partnership to fund one-half (1/2) of such operating losses within five
(5) days of its receipt of written notice from the General Partner setting forth the amount of the operating loss and requesting payment of the Limited Partner's share thereof, as a loan to the Partnership. In addition, a Limited Partner may be required by law to return any or all of that portion of its Initial Capital Contribution which has been distributed to it, with interest, if necessary to discharge its share of Partnership liabilities to all creditors who extended credit or whose claims arose prior to such return of capital. In the event the Limited Partner is required to fund more than one-half (1/2) of any operating losses, then the General Partner shall reimburse the Limited Partner for its one-half (1/2), or the balance of its one-half (1/2), of such operating losses within five (5) days of the General Partner's receipt of written notice from the Limited Partner setting forth the amount of the operating loss, the amount paid by the Limited Partner and the amount due from the General Partner as reimbursement of its share of such operating loss. The loan to the Partnership from the Limited Partner to account for the payment of such operating losses shall be adjusted to reflect that any amount of such operating loss reimbursed by the General Partner to the Limited Partner is a loan from the General Partner. Either Partner shall have the right to pursue a claim for contribution against the other for its one-half (1/2), or the balance of its one-half (1/2), of operating losses funded by such Partner.
             4.2 Restrictions on Limited Partner.
             A. The Limited Partner shall not participate in the management and control of the business of the Partnership, transact any business for the Partnership, nor shall it attempt to do so; and
             B. The Limited Partner shall not have the power to represent, sign for or bind the General Partner or the Partnership.
             4.3 Rights and Powers of Limited Partner.
             A. The Limited Partner may engage in or own an interest in any other business ventures which may be engaged in the same or similar businesses as that of the Partnership.
             B. The Limited Partner shall be entitled to participate in meetings regarding the affairs of the Partnership and to do all other things with respect to the business and affairs of the Partnership permitted by the law.
             4.4 Duties of Limited Partner As Owner of Business Premises: As owner of the hotel in which the business premises of the BUSINESS is located, the Limited Partner covenants and agrees that it will, on its own account and not as the act of or as an expense of the Partnership:
             A. Upon receipt of written notice from the General Partner, promptly make, or cause to be made, at the Limited Partner's sole expense, any necessary repairs and/or replacements to the exterior of the business premises, structural repairs and replacement (both interior and exterior), damages caused by the negligence of the Limited Partner, its agents, customers and employees, (both interior and exterior), and the repair of any damages caused by the Limited Partner, its agents, customers and employees in the repair and/or replacement of the above, up to an aggregate amount of Seventy Five Thousand Dollars ($75,000.00) for each year of this Agreement. In the event the necessary repairs described above exceed the aggregate sum of Seventy Five Thousand Dollars ($75,000.00) for any year of this Agreement, then the Limited Partner shall so notify the General Partner and the Partners shall, within thirty (30) days of the General Partner's receipt of such notice, agree upon an allocation of such repairs between the Limited Partner and the Partnership or this Agreement shall be terminated as of such date. Nothing contained herein shall preclude the General Partner from confirming work estimates procured by the Limited Partner and/or procuring work estimates of its own.
             B. Keep the business premises of the BUSINESS reasonably insured against damage by fire and other casualty, excluding any personal property, fixtures and equipment located therein, in an amount equal to its highest insurable value, with replacement cost endorsement. The insurance proceeds payable on account of damages to the business premises of the business shall be used exclusively to rebuild, renovate and/or repair the business premises of the BUSINESS. The Limited Partner shall provide the General Partner with a copy of its hazard insurance policy and/or a Certificate of Insurance as evidence of its compliance with the provisions hereof.
             C. Refrain from taking any action (except upon the default of the General Partner) that would prohibit, impede, interfere with, or delay the General Partner in its successful operation of the BUSINESS.
             D. Cooperate fully with the General Partner and use its best efforts to assist the General Partner in its successful operation of the business.
             E. Execute any and all documents reasonably requested by the General Partner to fulfill the intent of this Agreement.
             4.5 Admission of Additional Limited Partners. No additional Limited Partners shall be admitted to the Partnership; provided, however, that the General Partner may admit Substitute Limited Partners at any time pursuant to
Article X.


                                   ARTICLE V

                                GENERAL PARTNER

             5.1 Rights and Powers.
             A. The General Partner shall have the full and exclusive discretion, right and power to manage, control and operate the Partnership and to do all things necessary to operate the BUSINESS. The General Partner shall change and convert the existing facility to its "Flanigan's Seafood Bar and Grill" restaurant concept. During the term of this Agreement and while the General Partner continues to act in the capacity of General Partner of the Partnership, but not thereafter, the General Partner shall permit the Partnership to use the service mark "FLANIGAN'S SEAFOOD BAR AND GRILL" for the BUSINESS and shall supervise the day to day operation of the same under the same format and standards as used in its existing "Flanigan's Seafood Bar and Grill" restaurants. The BUSINESS shall include exclusive management of the restaurant located within the Limited Partner's hotel for the service of breakfast, lunch and dinner each day.
             B. The General Partner is specifically authorized and empowered, on behalf of the Partnership, and without any further consent of the Limited Partner, to do any act or execute any document or enter into any contract or any agreement of any nature necessary or desirable, in the sole discretion of the General Partner, in pursuance of the business and purposes of the Partnership, including but not limited to the operation of the BUSINESS. Without limiting the generality of the foregoing, the General Partner shall have the following rights and powers to act on behalf of the Partnership, which it may exercise at the cost, expense and risk of the Partnership:
             A. Purchase such furniture, fixtures and equipment and make such leasehold improvements as are required by the General Partner for the renovation of the business premises of the business into the "Flanigan's Seafood Bar and Grill" restaurant concept.
             Attached hereto as Exhibit "C" is a copy of the budget prepared by the General Partner estimating the costs of the renovation of the business premises of the BUSINESS into its "Flanigan's Seafood Bar and Grill"
restaurant concept.
             B. Place record title to, or the right to use, the property or other assets of the Partnership in the name or names of a nominee or nominees for any purpose convenient or beneficial to the Partnership.
             C. Execute contracts, leases, licenses, options to lease or purchase, rental agreements, use agreements and the like, of and with respect to Partnership property.
             D. Make elections under the tax laws of the United States or any state as to the treatment of Partnership income, gains, loss, deduction and credit, and as to all relevant matters.
             E. Provide such management services as may be required for the operation of the BUSINESS, including but not limited to full payroll services, all accounting and bookkeeping services for the operation of the BUSINESS, as an expense of the BUSINESS, (including the preparation and forwarding of monthly sales tax returns, monthly liquor excise taxes and annual federal partnership returns), and prompt payment of all bills incurred in the normal operation of the BUSINESS.
             F. Establish overall business policy and objectives, however, it is understood and agreed by the Partners that the Business shall be open for business every day of the year, including holidays, and its hours of operation shall be from 6:00 a.m. to 2:00 a.m. each day, provided such days and hours of operation are permitted by applicable law. The General Partner may only close the BUSINESS and/or adjust its hours of operation with the consent of the Limited Partner, which consent shall not be unreasonably withheld or delayed. The Limited Partner shall co-operate with the General Partner in applying for a license to remain open until 5:00 a.m., if the General Partner elects to apply for such license for the Partnership.
             G. Provide overall executive supervision of operations of the BUSINESS.
             H. Generally supervise employees and others performing services for the benefit of and in the operation of the BUSINESS.
             I. Provide advice and arrange for advertising, display and sales promotion of the business.
             J. Oversee the operation of the business in the areas of management, sales and purchasing.
             K. Arrange for the supervision of the daily operations of the BUSINESS with responsibility for (1) hiring and firing employees and other service personnel, (2) salary administration and compensation policies, (3) incentive programs, (4) inventory purchase and control, (5) pricing of all goods and services, (6) business procedures, and (7) controlling daily operational expenses.
                    Attached  hereto as Exhibit "D" is a list of the  management positions which the General Partner anticipates will be necessary for the operation of the BUSINESS and the initial salary to be paid to each. The Partners agree that the number of management positions and the compensation to be paid to such management personnel depends upon sales volume, but is consistent with other "Flanigan's Seafood Bar and Grill" restaurants and will continue to be consistent therewith throughout the term of this Agreement.
             L. Keep the BUSINESS insured against liability claims arising out of the operation of the restaurant, as an operating expense of the BUSINESS, with insurance coverage in an amount not less than One Million Dollars ($1,000,000.00) combined single limit, including liquor liability and products liability. The General Partner shall cause itself and the Limited Partner, (including the Limited Partner's interest as owner of the hotel wherein the business premises of the BUSINESS are located), to be named as additional insureds on the liability insurance policy and provide itself and the Limited Partner with Certificates of Insurance as evidence of its compliance with the provisions hereof.
             M. Purchase and maintain worker's compensation insurance for the employees of the Business, as an operating expense of the BUSINESS.
             N. Keep the personal property, fixtures and equipment of the Business, the General Partner and/or the Limited Partner, reasonably insured against damage by fire and other casualty, in an amount equal to its highest insurable value, with replacement cost endorsement, as an expense of the Business. The General Partner shall cause itself and the Limited Partner to be named as additional insureds on the Partnership's hazard insurance policy and provide itself and the Limited Partner with a Certificate of Insurance as evidence of its compliance with the provisions hereof.
             O. Keep the BUSINESS reasonably insured against loss of business due to fire or other casualty with business interruption insurance, in an amount to be determined by the General Partner, as an expense of the BUSINESS.
             P. Arrange and pay all charges for telephone services, all utilities, including without limitation, electrical, gas and water, and cable or other electronic transmission necessary for operation of the BUSINESS, as an expense of the BUSINESS.
             Q. Arrange for trash collection and removal from the BUSINESS, as an expense of the BUSINESS.
             R. Make all normal repairs and replacements to the kitchen equipment and interior, non-structural repairs and replacements of the BUSINESS only, in order to keep the same in good condition and good working order to the extent that the General Partner deems it necessary.
             The General Partner shall be responsible for the procurement and hiring of all employees, agents and independent contractors required for on site operations on a day to day basis including, but not limited to, a manager. The General Partner shall control all of the day to day operations of the BUSINESS and shall handle all negotiations, complaints, objections and other matters involving the operation of the BUSINESS, the patrons of the BUSINESS, and the employees and staff or any sublessee of or operator of any portion of the Business in connection with activities at the BUSINESS. The General Partner shall hire, instruct, maintain and supervise personnel to properly staff the BUSINESS and shall maintain the BUSINESS, the interior, non-structural portion of the building it occupies, its fixtures and its premises in a reasonable manner and condition, keeping it clean and serviceable, including arranging for janitorial services as an expense of the Business. The General Partner shall have the full responsibility to collect for all services and sales from the BUSINESS, except as hereinafter provided, to daily deposit all receipts in bank account(s) designated by the General Partner, shall arrange for advertising for the BUSINESS to the extent deemed desirable by the General Partner, but provided such advertising is typical for other "Flanigan's Seafood Bar & Grill" restaurants, and maintain all necessary licenses and permits required in connection with the operation of the BUSINESS, except that such operations may be conducted by the use of the Limited Partner's licenses and permits and renewals thereof, to the extent permitted by law. The cost of such activities, including license renewal fees, incurred for the BUSINESS shall be borne by the BUSINESS.
             In discharging the foregoing duties, the General Partner shall act and conduct the BUSINESS in a reasonable manner. In order for the General Partner to have the greatest opportunity to discharge such duties and to maximize profits from the BUSINESS, the Limited Partner shall cooperate fully with the General Partner and shall promptly provide the General Partner with all information and assistance as the General Partner may reasonably request pursuant to this Agreement. The General Partner shall devote such time to the BUSINESS as, in its judgment, the supervision of the Business shall reasonably require, but shall not be obligated to do or perform any act or thing in connection with the Business not expressly set forth herein.
             At its own expense, the Limited Partner may inspect (but not interfere with) the operation of the Business at any time or times it is open for business. Such inspections may be made by any one or more persons selected and paid for by the Limited Partner and such persons need not identify themselves to the General Partner. The Limited Partner need not give the General Partner any notice of any such inspection or the results thereof (however, the Limited Partner agrees to cooperate with and notify the General Partner of any problems discovered by the Limited Partner with respect to the operation of the Business in order to allow the General Partner an opportunity to attempt to correct such problems for the benefit of the Partnership).
             5.2 Certain Limitations. In addition to other acts expressly prohibited by this Agreement or by the Law, the General Partner shall not have any authority to:
             A. Do any act in contravention of this Agreement;
             B. Do any act which would make it impossible to operate the Business or to otherwise carry on the ordinary business of the Partnership or any phase thereof, except as expressly provided in this Agreement;
             C. Assign the rights of the Partnership in specific property for other than a Partnership purpose;
             D. Admit a person or entity as a General Partner or as a Limited Partner, except as otherwise provided in this Agreement;
             E. Knowingly or willingly do any act which would cause the Partnership to become an association taxable as a corporation;
             F. Borrow any money on behalf of the Partnership, without the written consent of the Limited Partner, except as otherwise provided herein; or
             G. After the initial re-decorating and start-up to change and convert the business premises of the BUSINESS into the "Flanigan's Seafood Bar and Grill" restaurant concept, the General Partner shall not permit any alterations, additions or improvements to the business premises of the BUSINESS in any one (1) calendar year costing in excess of Twenty Five Thousand Dollars ($25,000.00), without the written consent of the Limited Partner, which consent shall not be unreasonably withheld or delayed.
             5.3 Contracts with Affiliates. Except as herein specified, all services which the General Partner is not obligated to perform under the terms of this Agreement and the materials necessary for the operation of the BUSINESS may be provided by the General Partner, or any entity affiliated with the General Partner, and the General Partner shall be compensated for such services or materials on such terms and conditions no less favorable than those obtainable in the marketplace, and such amounts shall be deemed to be operating expenses of the BUSINESS.
             5.4 Liability of General Partner. The General Partner shall be liable to the Limited Partner for willful misconduct, bad faith or gross negligence, but shall not be liable for errors in judgment or for any acts or omissions that do not constitute willful misconduct, bad faith or gross negligence. In all transactions for or with the Partnership, the General Partner shall act in good faith and for the benefit of the Partnership. The Limited Partner shall look solely to the assets of the Partnership for the return of its Initial Capital Contribution and/or any loan made to the Partnership pursuant to the terms of this Agreement, and if the assets of the Partnership remaining after payment or discharge of the debts and liabilities of the Partnership are insufficient to return such Initial Capital Contribution and/or loans, it shall have no recourse against the General Partner for such purpose. The doing of any act or the failure to do any act by the General Partner, the effect of which may cause or result in loss or damage of the Partnership, if done pursuant to advice of legal counsel or accountants employed by the General Partner on behalf of the Partnership, shall be conclusively presumed not to constitute willful misconduct, bad faith or gross negligence on the part of the General Partner.
             5.5 Indemnification. The General Partner, including any employee of the General Partner, shall not be liable for, and to the extent of its assets, the Partnership shall indemnify the General Partner or any such employee, against liabilities arising out of their activities as or for the General Partner resulting from errors in judgment or any acts or omissions, whether or not disclosed, unless caused by willful misconduct, bad faith or gross negligence; provided, however, that this provision shall not constitute a waiver by the Limited Partner of any rights it may have under applicable securities laws.


                                   ARTICLE VI

                        ALLOCATION OF PROFITS AND LOSSES

             6.1 General. All Partnership items of income, gain, loss, deduction, credits, or tax preference items, (the "Tax Incidents"), shall be determined as of the end of each fiscal year. As between a Partner and its transferee, Tax Incidents for any fiscal year (or portion thereof, as the case may be) shall be apportioned in accordance with the ratio that the number of days in the Partnership fiscal year prior to the effective date of transfer bears to the number of such days thereafter (including the effective date of the transfer).
             6.2 Allocation. The Tax Incidents shall be allocated as follows:
             A. Cost recovery deductions, amortization expense (including amortization of organizational expenses, start-up costs, intangible assets, or other capital accounts), investment tax credits (including recapture of investment tax credits), and tax preference items shall be allocated in proportion to each Partner's Initial Capital Contribution, to-wit fifty percent (50%) to the Limited Partner and fifty percent (50%) to the General Partner, if incurred with respect to the expenditure by the Partnership of the aggregate Initial Capital Contributions of the Partners, (which shall be deemed expended prior to any other amounts available to the Partnership), otherwise to the Partners in accordance with their respective Participation Percentages.
             B. Gains and losses from (i) sale, exchange or other disposition of all or any substantial part of the Partnership property, or (ii) from liquidation of the Partnership property following dissolution, as the case may be, shall be allocated on an asset by asset basis, as follows:
             (1) Gains, to the extent of cost recovery deductions or amortization expense claimed by the Partnership with respect to the particular Partnership assets which are sold, exchanged or otherwise disposed of, shall be allocated in proportion to each Partner's Initial Capital Contribution, to-wit fifty percent (50%) to the Limited Partner and fifty percent (50%) to the
General  Partner,  if  realized  with  respect  to  an  asset  acquired  by  the
Partnership through the expenditure of the aggregate Initial Capital Contributions of the Partners, (which shall be deemed expended prior to any other amounts available to the Partnership), otherwise to the Partners in accordance with their respective Participation Percentages;
             (2) Gains in excess of cost recovery deductions or amortization expense claimed by the Partnership with respect to the particular Partnership assets which are sold, exchanged or otherwise disposed of, shall be allocated to all Partners in the same proportion that the Partners actually receive distributions of proceeds from Net Sale Proceeds as provided in Article IX hereof; and
             (3) All losses shall be allocated in proportion to each Partner's Initial Capital Contribution, to-wit fifty percent (50%) to the Limited Partner and fifty percent (50%) to the General Partner, if realized with respect to an asset acquired by the Partnership through the expenditure of the aggregate Initial Capital Contributions of the Partners, (which shall be deemed expended prior to any other amounts available to the Partnership), otherwise to the Partners in accordance with their respective Participation Percentages.
             C. All Tax Incidents other than those specifically allocated by subparagraphs (A) and (B), ("Other Tax Incidents"), shall be allocated to the Partners in the same proportion that the Partners actually receive in that same fiscal year cash distributions from Net Cash Flow as provided in Article IX hereof, (the "Cash Distributions"), provided nevertheless as follows:
             (1) Other Tax Incidents shall be allocated in any fiscal year to the Partners so receiving Cash Distributions in the same proportion that such Cash Distributions actually are received only if such Cash Distributions actually distributed equal or are greater than the Partnership's Net Income for that same fiscal year;
             (2) To the extent the Partnership's Net Income for that same fiscal year exceeds such Cash Distributions, Other Tax Incidents shall be allocated to the Partners in accordance with their respective Participation Percentages, except that (i) Net Income, in an amount equal to Cash Distributions actually received, shall be allocated to the Partners so receiving such Cash Distributions in the same proportion that such Cash Distributions actually are received, and (ii) any excess of Net Income over Cash Distributions actually received shall be allocated to the Partners in accordance with their respective Participation Percentages;
             (3) In the absence of any such Cash Distributions the Other Tax Incidents shall be allocated to the Partners in accordance with their respective Participation Percentages; and
             (4) Notwithstanding clauses (1) and (2) of this Subparagraph (C), Net Loss, (whether or not Cash Distributions are actually made), shall be allocated to the Partners in accordance with their respective Participation Percentages.


                                  ARTICLE VII

                                   ACCOUNTING

             7.1 Accounting and Bookkeeping: The General Partner shall prepare and keep, for a period of not less than three (3) years, generally accepted accounting records, including cash registers having cumulative totals, bank books and duplicate deposit slips, records showing inventories and receipts of merchandise and other records from the operation of the BUSINESS which would normally be required to be kept or examined by an independent accountant pursuant to generally accepted auditing standards. The Limited Partner shall at all times during normal business hours have free access to and the right to inspect and copy the accounting records of the BUSINESS and/or Partnership, at the principal place of business of the Partnership.
             The General Partner, as an expense of the BUSiness, shall prepare for the Partnership and provide the Limited Partner with a complete monthly accounting of the operation of the BUSINESS on a form similar to that attached hereto as Exhibit "E", within thirty (30) days of the end of each month during the term hereof. The monthly report shall also contain a statement of cumulative gross sales from the operation of the BUSiness for the current year of this Agreement for purposes of determining any distributions pursuant to Article IX below. The General Partner shall also provide copies of such other accounting records as may be reasonably requested by the Limited Partner and the Limited Partner may inspect the originals thereof at any reasonable time.
             The General Partner shall mail within seventy five (75) days after the close of each fiscal year, an annual report to the Limited Partner, which annual report shall constitute the accounting of the Partnership for such year. The annual report shall contain unaudited financial statements, certified by the Treasurer of the General Partner as accurate and correct, and shall otherwise be in such form and have such content as the General Partner deems proper. Such annual report shall include income from every source, including net gains from disposition or sale of Partnership properties.
             Subject to the right of the Limited Partner to receive its share of the distributions pursuant to Article IX hereof, all receipts from the operation of the BUSINESS, deposited into an account of the Partnership and/or the General Partner at a bank designated by the General Partner, shall only be withdrawn upon the direction of the General Partner but cannot and will not unreasonably be withheld. The Partners anticipate that payment of liquor purchases, payroll and general operations may be made from one or more additional accounts at one or more banks, selected by the General Partner. Funds from those accounts shall only be withdrawn by the General Partner.
             7.2 Fiscal Year and Method of Accounting: The fiscal year of the Partnership shall be a calendar year and the books of the Partnership for income tax and accounting purposes shall be kept on the accrual method. All financial determinations hereunder made by the General Partner with respect to the calculation of profits and losses, all distributions pursuant to Article IX and other accounting decisions shall be determined by the General Partner in accordance with generally accepted accounting principles consistently applied by the General Partner in making said determinations.
             7.3 Audit: The Limited Partner shall have the right from time to time, upon two (2) business days prior notice to the General Partner, to cause a complete audit to be made of the business affairs conducted at the BUSINESS, and all of the books and records referred to in Article VII hereof. Such audit shall be performed by any person designated, selected and paid for by the Limited Partner, except as otherwise provided herein. The General Partner shall make all of the records and books relevant in any manner to the operation at the BUSINESS and/or Partnership available for audit at its corporate headquarters at 2841 Cypress Creek Road, Fort Lauderdale, Florida 33309. If the results of such audit show that the "Net Income" for any month or year have been understated, the General Partner shall immediately pay to the Limited Partner the additional amount due and if such understatement amounts to three percent (3%) or more of "Net Income", then the General Partner shall pay the cost of such audit, in addition to any deficiency payment required. If the audit shows that the General Partner has overpaid or the Limited Partner has received overpayment of any amount, the Limited Partner shall immediately repay such amount to the General Partner. Any accounting deficiencies revealed by such audit, which accounting deficiencies shall be defined as any accounting practices not in accordance with generally accepted accounting principles consistently applied, shall be corrected by the General Partner within fifteen (15) days of its receipt of notice of such deficiency.
             7.4 Definitions:
             A. "Gross Sales" shall mean the gross income, price, money, cover charges, or other consideration charged or received from the operation of the business, whether in cash, on credit, barter, exchange, or otherwise.
             Gross sales as used herein shall not include, and the General Partner shall deduct from its calculations of gross sales, to the extent it has been included:
             i. Any sales or excise tax imposed by any governmental authority upon customers and added to the price of a sale or service and collected from the customer and in turn paid to such governmental authority;
             ii. The amount of any credit or refund for any merchandise returned or exchanged or any allowance made for loss of or damage to merchandise sold but not in excess of original cost;
             iii. Fees or discounts paid to bona fide credit card agencies;
             iv. Amounts paid to third party vending machine and coin operated device operators as their share of proceeds from such machines and device;
             v. Complimentary and/or discounted sales made to the Limited Partner, or at the direction of the Limited Partner, pursuant to the provisions of Article XIII herein; and
             vi. Discounted sales to the Partners' employees.
             B. "Operating Expenses" shall mean all cash expenses and liabilities and without limitation hereby, personal property taxes on personal property, fixtures and equipment used in the BUSINESS; liability insurance; pro-rata share of real estate taxes and hazard insurance; trash collection; cleaning services; accounting and bookkeeping fees in the amount of One Thousand Five Hundred Dollars ($1,500.00) per month to the General Partner; advertising; telephone charges; utilities, including but not limited to electric, water and gas; cable; salaries for personnel employed at the business premises only; repairs and maintenance of kitchen equipment, furniture, fixtures, equipment and personal property used in the BUSINESS; repairs and maintenance of the interior of the business premises; cost of inventory; liquor license renewal fees; but excluding any rent, insurance, (except as otherwise provided herein), and any allocation of salaries and expenses of "off-site" personnel of the General Partner.
             7.5 Tax Matters:
             A. The General Partner shall cause, as a part of its bookkeeping and accounting fee, to be prepared and filed all income tax returns for the Partnership on an accrual basis. Necessary tax information shall be provided to the Limited Partner.
             B. In connection with the assignment of a Limited Partner's interest in the Partnership permitted by Article X hereof, the General Partner, (in its sole discretion), shall have the right, but shall not be obligated, on behalf of the Partnership and at the time and in the manner provided by Section 754 of the Code, (or any successor section thereto), and the Regulations thereunder, to make an election to adjust the basis of Partnership property in the manner provided in Sections 734(b) and 743(b) of the Code, (or any successor sections thereto).


                                  ARTICLE VIII

                                  ADVERTISING

             8.1 Advertising: The General Partner shall collect a continuing weekly advertising fee from the BUSINESS equal to one and one-half (1-1/2%) percent of the weekly gross sales from the BUSINESS for deposit in a general advertising fund, which general advertising fund is also contributed to at the same rate by other "Flanigan's Seafood Bar and Grill" restaurants owned by the General Partner and/or its franchisees and other franchised restaurants of the General Partner operating under different service marks, to be used by the General Partner for local and regional advertising and promotion which it deems to be most effective and economical. The General Partner shall have the right to determine, in its sole discretion, the composition of all geographic territories and market areas for the purpose of the development and implementation of local and regional advertising and promotion programs. The General Partner shall direct all advertising programs, with sole discretion over the concepts, materials and media used in such programs and the placement and allocation thereof. The General Partner shall have the right, in its sole discretion, to increase the amount of the advertising fee payable by the BUSINESS hereunder up to an amount equal to three (3%) percent of the weekly gross sales from the business, provided the other "Flanigan's Seafood Bar and Grill" restaurants owned by the General Partner and/or its franchisees and other franchised restaurants of the General Partner operating under different service marks pay the same rate. The General Partner shall also have the right to increase the amount of the advertising fee payable by the business hereunder based upon increases in the costs of media and other advertising services conducted by the General Partner, provided the other "Flanigan's Seafood Bar and Grill" restaurants owned by the General Partner and/or its franchisees and other franchised restaurants of the General Partner operating under different service marks pay the same increases.
             The General Partner agrees that all monies collected hereunder shall be used exclusively for market studies, surveys, advertising and promotion of "Flanigan's Seafood Bar and Grill" restaurants owned by the General Partner and/or its franchisees, and other franchised restaurants of the General Partner operating under different service marks. The General Partner shall be reimbursed from the fund for all administrative and other costs and expenses that it incurs in administering the fund.
             The General Partner shall provide the Partnership with an annual statement of the receipts and disbursements of the advertising fund within ninety (90) days following the end of the General Partner's fiscal year, with a copy of the same to the Limited Partner. The General Partner shall be obligated to spend all advertising contributions hereunder for advertising and promotion as herein described. The General Partner shall refund to the Partnership, its franchisees and its own participating restaurants on a prorata basis within ninety (90) days following the end of each fiscal year of the General Partner during the term of this Agreement, all advertising fees which have been collected and not spent by the General Partner during such fiscal year, The General Partner, however, reserves the right to apply any surplus funds to any deficit in the advertising fund existing as of the end of the prior fiscal year.


                                   ARTICLE IX

                                 DISTRIBUTIONS

             9.1 Distributions of Net Cash Flow. All Net Cash Flow, if any, realized by or available to the Partnership shall first be applied or added to a reasonable reserve retained for working capital needs or to provide funds for contingencies and expenses of the Partnership, (all as determined in the sole discretion of the General Partner or as required by any loan agreement or instrument of the Partnership), and the balance, if any, shall first be used to repay any Partners' loans to fund operating losses, pro-rata, and thereafter any remaining balance shall be distributed, (from time to time in the sole discretion of the General Partner, but in any event, no less frequently than quarterly), to the Partners in accordance with their respective Participation Percentages.
             9.2 Distributions of Net Sale Proceeds. All Net Sale Proceeds, if any, realized by or available to the Partnership shall first be applied or added to a reasonable reserve or escrow account retained to provide funds for contingencies and expenses of the Partnership, (all as determined by the General Partner or as required by any loan, escrow or other agreement or instrument of the Partnership), and the balance, if any, shall be distributed in the following order of priority to the extent available:
             A. To the Partners, pro-rata, to repay any Partners' loans to fund operating losses;
             B. To the Partners in reduction of their then outstanding Capital Balances, (in proportion to the respective amounts of any such Capital Balances), except as provided in Subparagraph (C) of this section
             C. Any remaining amounts (i) fifty percent (50%) thereof to the Limited Partner and (ii) fifty percent (50%) to the General Partner; and
             D. Notwithstanding anything to the contrary in the above priority order, if there is an insufficient balance available to fully return to each Partner an amount equal to its then outstanding Capital Balance, the balance, if any, shall be distributed to the Partners in proportion to the combined amount of their then outstanding Capital Balance.


                                   ARTICLE X

                       TRANSFER OF PARTNERSHIP INTERESTS

             10.1 General Partner.
             A. The General Partner shall not sell, assign, or otherwise dispose of all or any portion of its interest as General Partner in the Partnership, or enter into any agreement as a result of which any person, firm or corporation shall become interested with it in its interest in the Partnership without the prior consent in writing of the Limited Partner. Notwithstanding, the above restriction shall not apply to a transfer by the General Partner of its interest as General Partner in the Partnership, or in the operation of the BUSINESS, to any corporation, the majority of common stock of which is owned by the General Partner, or to a partnership of which the General Partner or any of the General Partner's wholly-owned subsidiaries is the sole managing or general partner. No person shall be admitted as a substitute or additional General Partner without the prior written consent of the General Partner and the Limited Partner as set forth herein. Subject to the foregoing, the General Partner shall give the Limited Partner at least thirty (30) days notice of its proposed retirement or withdrawal as General Partner, in which event the Partnership shall be dissolved and terminated as provided in Article XI hereof unless the Limited Partner selects a new General Partner within ten (1O) days following the giving of such notice.
             B. From the date of execution of this Agreement until such time as the BUSINESS has its first monthly "Net Income", calculated pursuant to Article VII above, the General Partner may not retire or withdraw as General Partner until the Partners have funded operating losses totaling One Hundred Thousand Dollars ($100,000.00), after which the General Partner may retire or withdraw as General Partner for any reason, with or without cause, upon thirty (30) days prior written notice delivered to the Limited Partner. After the BUSINESS shows its first monthly "Net Income", the General Partner may retire or withdraw as General Partner for any reason, with or without cause, upon thirty (30) days prior written notice delivered to the Limited Partner.
             C. In the event the Limited Partner's share of the "Net Income" from the Business, calculated pursuant to Article IX above, does not equal or exceed Seventy Thousand Dollars ($70,000.00) for the second (2nd) year of this Agreement, or One Hundred Thousand Dollars ($1O0,000,00) for the third (3rd) year or any subsequent year of this Agreement, the Limited Partner may dissolve and terminate this Agreement upon thirty (30) days prior written notice to the General Partner. Notwithstanding the above, the General Partner shall have the option of paying such deficiency to the Limited Partner, in which case this Agreement shall continue in full force and effect.
             D. The General Partner shall immediately be removed and cease to be a General Partner upon the dissolution of the General Partner.
             10.2 Substitute Limited Partner. The Limited Partner or the transferee of the Limited Partner may transfer all, but not a part of its Unit(s) to a Substitute Limited Partner provided:
             A. That the transferee, if an individual, is at least 21 years of age;
             B. That the transferee demonstrates sufficient financial net worth to satisfy the obligations of the Limited Partner herein, to the satisfaction of the General Partner;
             C. That the transferee executes an instrument satisfactory to the General Partner accepting and adopting the provisions and agreements set forth herein and pays any reasonable expenses in connection with his admission as a Substitute Limited Partner; and
             D. That the General Partner shall consent to such transfer, which consent may be given or withheld in the General Partner's sole discretion, and shall be withheld if:
             (1) In the opinion of counsel for the Partnership such transfer would result in the close of the Partnership's taxable year with respect to all Partners, in the termination of the Partnership within the meaning of Section 708(b) of the Code, or in the termination of its status as a partnership under the Code; or
             (2) In the opinion of such counsel such transfer would be in violation of the Securities Act of 1933, as amended, or the securities laws of any other jurisdiction.
             10.3 Death, etc. of a Limited Partner. Upon the death. bankruptcy, Limited Partner that is a partnership, joint venture, association, corporation or trust, the dissolution of such Limited Partner), the personal representative, guardian or other successor in interest of such Limited Partner shall have the right of the Limited Partner for the sole purpose of settling the estate of such person pursuant to the provisions of Article 10.2, but such assignee may become a Substitute Limited Partner in the Partnership only in accordance with the provisions of Article 10.2.
             10.4 Effective Date of Transfers. Permissible transfers of the Limited Partner's Units shall be effective for purposes of allocations of distributions, profits and losses on the first day of the fiscal quarter following compliance with Section 10.2 and following amendment of this Agreement as required by the Law. Until such effective date, the General Partner may act and proceed as if no transfer had been made.
             10.5 Transfers Other Than in Accordance Herewith. No transfer of Units or any part thereof which is in violation of this Article X shall be valid or effective, and the Partnership shall not recognize the same for the purposes of making allocations or distributions of profits, losses, return of Capital Contribution or other distribution with respect to such Units or part thereof. The Partnership may enforce this provision either directly or indirectly or through its agents by entering an appropriate stop-transfer order on its books or otherwise refusing to register or transfer or permit the registration or transfer on its books of any proposed transfers not in accordance with this
Article X.


                                       ARTICLE XI

                      DISSOLUTION AND SUCCESSOR PARTNERSHIP

             11.1 Dissolution of Partnership. The Partnership shall be dissolved upon the earlier occurrence of any of the following events:
             A. The liquidation or dissolution of the General Partner;
             B. Upon the written consent of all Partners;
             C. Pursuant to the provisions of Article II and X hereof; or
             D. Otherwise by operation of law.
             11.2 Successor Partnership. If the Partnership is to be dissolved for any reason specified in Section 11.1, the Limited Partner may continue the business of the Partnership and reconstitute the Partnership as a successor limited partnership with a new general partner having the capacity to serve as such and who is able to meet any requirements then imposed by the Code or any rulings or regulations thereunder with respect to general partners of limited partnerships in order that the Partnership not become an association taxable as a corporation. If the Limited Partner shall exercise such right to continue the business of the Partnership, the person appointed by it as the new general partner and the Limited Partner shall execute, acknowledge and file a Certificate and Agreement of Limited Partnership. The Certificate and Agreement of Limited Partnership shall contain substantially the same provisions as those contained herein, except that the new general partner shall be allocated such share of the profits, losses and distributions of the Partnership as the Limited Partner shall determine. Such new General Partner shall indicate his acceptance of the appointment by the execution of such Certificate and Agreement of Limited Partnership.
             11.3 Procedure. Unless the business of the Partnership is continued pursuant to Section 11.2, upon the dissolution of the Partnership, the General Partner or the person required by law to wind up the Partnership's affairs shall cause the cancellation of this Agreement and shall liquidate the assets of the Partnership and apply the proceeds of such liquidation in the order of priority provided in Article IX of this Agreement, unless the law requires distribution be made in a different order in which case the assets of the Partnership shall be distributed in liquidation in accordance with the law.


                                  ARTICLE XII

                           LIMITED POWER OF ATTORNEY

             12.1 Appointment. The Limited Partner hereby makes, constitutes and appoints the General Partner its true and lawful attorney-in-fact for it and in its name, place and stead and for its use and benefit, from time to time:
             A. To make all agreements amending this Agreement, as now or hereafter amended, that may be appropriate to reflect or effect, as the case may be, the following:
             (1) The transfer or acquisition of any Units by a Limited Partner in any manner permitted by this Agreement
             (2) A person becoming a Substitute Limited Partner of the Partnership as permitted by this Agreement;
             (3) The dissolution of the Partnership pursuant to this Agreement;
             (4) To execute such certificates, instruments and documents as may be required or may be appropriate in connection with the use of the name of the Partnership by the Partnership; and/or
             (5) To execute such certificates, instruments and documents as may be required, or as may be appropriate for the Limited Partner to make to reflect:
             (a) Any changes in or amendments of this Agreement, or pertaining to the Partnership, of any kind referred to in this Article 12.1, and
             (b) Any other changes in or amendments of this Agreement but only if and when the consent thereto has been obtained from the General Partner and the Limited Partner, as required by Article XIV hereof.
             B. Each of the agreements, certificates, instruments and documents made pursuant to Article 12.1(A) shall be in such form as the General Partner and counsel for the Partnership shall deem appropriate. The powers conferred by
Article 12.1(A) to execute agreements, certificates, instruments and documents, shall be deemed to include without limitation the powers to sign, acknowledge, swear to, verify, deliver, file, record or publish the same.
             C. Notwithstanding the above, the limited power of attorney granted herein by the Limited Partner to the General Partner may not be exercised by the General Partner to circumvent the purpose and intent of this Agreement.
             12.2 Irrevocability; Manner of Exercise. The power of attorney granted pursuant to Article 12.1:
             A. Is a special power of attorney coupled with an interest and is irrevocable;
             B. May be exercised by the General Partner as such attorney-in-fact by listing the Limited Partner executing any agreement, certificate, instrument or document with the single signature of the President or any Vice President of the General Partner acting as attorney-in-fact for it; and
             C. Shall survive the transfer by the Limited Partner of all or a portion of its interest in the Partnership, except that where the purchaser, transferee or assignee thereof with the consent of the General Partner is admitted as a Substitute Limited Partner, the power of attorney shall survive the transfer for the sole purpose of enabling such attorney-in-fact to execute, acknowledge and file any such agreement, certificate, instrument or document necessary to effect such substitution.


                                  ARTICLE XIII

                      MISCELLANEOUS PROVISIONS PERTAINING
                        TO THE OPERATION OF THE BUSINESS

             13.1 Charges for Limited Partner's Guests: Notwithstanding anything contained herein to the contrary, the General Partner agrees to permit designated guests and customers of the Limited Partner's hotel to charge the services of the BUSINESS directly on their accounts with the Limited Partner's hotel through a computer terminal to be purchased and installed on the business premises as an expense of the BUSINESS. Throughout the term hereof, the Limited Partner shall continuously update its computer with names of guests and customers who are afforded the privilege of charging services of the business on their accounts with the Limited Partner's hotel.
             All amounts charged by the business on a guest's or customer's account with the Limited Partner's hotel shall be due in full from the Limited Partner to the business bi-monthly, on the fifth (5th) and twentieth (20th) days of each month throughout the term of this Agreement, for the previous bi-monthly period in which the charge was incurred, deducting only three (3%) percent of the bimonthly charges to reimburse the Limited Partner for credit card service charges and labor and chargebacks. On Friday of each week during the term hereof, the Limited Partner shall provide the General Partner with a list of charges for the prior week, calculation of its three (3%) percent charge to reimburse the Limited Partner for credit card charges and labor, as provided above, and a list of chargebacks, if any. Any charges permitted by the General Partner which are not authorized by the Limited Partner shall be at the General Partner's risk and shall be remitted by the Limited Partner to the business only upon collection of the same. The Limited Partner agrees to use its best efforts to collect any amounts charged back, as well as any amounts due the BUSINESS from the guests and customers of the Limited Partner's hotel in the event the General Partner permits any charges not authorized by the Limited Partner and to assist the General Partner in any collection procedures commenced by the General Partner.
             The  Partners  further  acknowledge  and  agree  that  the  Limited
Partner's hotel advances payment to the BUSINESS of charges billed to some of its airline customers, which charges can take up to ninety (90) days to collect. In the event any airline customers of the Limited Partner become insolvent while charges, which have been advanced to the BUSINESS by the Limited Partner remain outstanding, such charges advanced by the Limited Partner to the BUSINESS shall be reimbursed by the BUSINESS to the Limited Partner within thirty (30) days of the determination of insolvency. Any charges thereafter collected by the Limited Partner from the insolvent airline customer shall be remitted to the BUSINESS as collected.
             13.2 Limited Partner's Complimentary Privileges: The General Partner hereby grants to the Limited Partner the right to charge, on a complimentary basis, food, beverages and any other services provided by the BUSINESS, up to a total of Two Thousand Four Hundred Dollars ($2,400.00) for each year of the term of this Agreement. In determining the charges for services of the BUSINESS, the Limited Partner shall be charged the same prices as other customers, without discount. The Limited Partner shall provide the General Partner, in writing, with the names of the individuals who may charge for services of the BUSINESS on the Limited Partner's account. The amount of charges on the Limited Partner's account shall be reported by the Limited Partner to the General Partner with its weekly report of charges due the BUSINESS for the prior week. Once the Limited Partner's account exceeds the sum of Two Thousand Four Hundred Dollars ($2,400.00) for any year of this Agreement, then payment in full shall be due from the Limited Partner with the next bi-monthly payment for any charges made on the Limited Partner's account for the prior bi-monthly period.
             13.3 Discounts for Limited Partner's Employees: The parties acknowledge that the General Partner provides discounts for its employees during their regular working hours. The General Partner agrees to provide the same discounts for the Limited Partner's employees who work at the Limited Partner's hotel during their regular working hours. Nothing contained herein shall preclude the General Partner from changing the discounts available to its employees from time to time, provided the same discounts are always available to the Limited Partner's employees. Upon the execution of this Agreement, the Limited Partner shall provide the General Partner, in writing, with a list of its employees and thereafter, any changes in said list from time to time.
             13.4 Joint Promotions: The General Partner acknowledges that the Limited Partner currently provides discount coupons, good for discounts of up to fifty (50%) percent for food, beverages and other services provided by the BUSINESS, to some of its corporate customers. The General Partner agrees to honor said promotion for so long as the Limited Partner continues the same.
             In addition to the above, the General Partner also acknowledges that the Limited Partner currently promotes a Preferred Executive Traveler Program, ("P.E.T."). Pursuant to P.E.T., the Limited Partner reserves one (1) floor in its hotel for preferred executive travelers who each get one (1) free drink coupon for each stay in the Limited Partner's hotel, regardless of the length of the stay. The free drink coupon is valid for well brands, domestic beer or soda only. The Limited Partner agrees to pay to the Business the sum of twenty five cents (25(cent)) per free drink coupon redeemed by the General Partner in the operation of the business, payable bi-monthly on the fifteenth
(15th) day and last day of each month. The General Partner shall provide the Limited Partner with an accounting of the free drink coupons redeemed on a bi-monthly basis. The General Partner agrees to honor said promotion, up to three hundred (300) free drink coupons per month, for so long as the Limited Partner continues the same.
             Any other proposed joint promotions shall be discussed by the parties from time to time, but neither Partner shall be obligated to participate in any other joint promotions.
             13.5 Room Service: During the term of this Agreement, and at all hours the BUSINESS is open for business, the General Partner shall provide room service for guests of the Limited Partner's hotel. In conjunction with such room service, the Limited Partner shall permit the General Partner to advertise services of the BUSINESS in each room, including but not limited to a menu of food and beverages available. The Limited Partner acknowledges and agrees that the menu of food and beverages available through room service may be limited by the General Partner and the prices charged may include a premium for room service and a minimum gratuity of fifteen (15%) percent. On a daily basis, housekeeping employees of the Limited Partner's hotel shall place all trays, plates, cutlery, cups, glasses and other items used by the General Partner with its room service in the hall outside the hotel rooms to be picked up by employees of the BUSINESS.
             13.6 Catering: The parties acknowledge that the Limited Partner's hotel has rooms available for catered functions. The Limited Partner shall be responsible for the rental of its rooms, while the General Partner shall be responsible  for  negotiating  a menu and the  price  thereof  on a case by case basis.
             General Partner acts as General Partner of the Partnership, the Partnership shall be entitled to operate the BUSINESS under the name "FLANIGAN'S SEAFOOD BAR AND GRILL" without the payment of any additional compensation to the General Partner and immediately upon the termination hereof, or the General Partner's retirement or withdrawal as General Partner of the Partnership, the Partnership and/or the Limited Partner shall immediately cease using such name in any manner whatsoever. The Partners further agree that the terms hereof may be enforced by injunction, if necessary.
             13.8 Non-Exclusive Parking Rights: Notwithstanding anything contained herein to the contrary, the Limited Partner hereby grants to the Partnership, its employees, guests, customers, agents and representatives, the non-exclusive right to park upon all areas of its hotel property, now or hereafter designated by the Limited Partner as parking areas for its own employees, guests, customers, agents and representatives, specifically including all parking areas now or hereafter owned or leased by the Limited Partner, including the month-to-month lease for the parking lot adjacent to the Limited Partner's property for late night parking, (6:00 p.m. to 6:00 a.m.), at a monthly rental of Nine Hundred Dollars ($900.00), plus Florida sales tax, plus the cost of a security guard at all times the parking lot is being used and the cost of liability insurance, which monthly rent and costs shall be expenses of the business. The Partnership shall provide the owner of the adjacent parking lot with a Certificate of Insurance, naming such owner as an additional insured. The Partnership shall execute a lease for the adjacent parking lot for late night parking pursuant to the terms and conditions set forth above, including therein a thirty (30) day cancellation clause exercisable by either party at any time, with or without cause, deposits agreed upon by the General Partner and such other terms as shall be approved by the General Partner. In the event the Limited Partner executes the month-to-month lease for the parking lot adjacent to the Limited Partner's property for late night parking, as described above and in such form as is acceptable to the General Partner, then the Limited Partner hereby assigns all of its right, title and interest in and to such month-to-month lease to the Partnership, which agrees to perform all obligations of the lessee thereunder and to hold the Limited Partner harmless and indemnify it against the same, including reasonable attorney's fees. Notwithstanding the above, this hold harmless shall not relieve the Limited Partner of its obligation to pay one-half (1/2) of the operating losses of the business pursuant to Article IV above, even if the operating losses include rents and/or expenses of the month-to-month lease for the parking lot adjacent to the Limited Partner's property for late night parking.
             13.9 Signage: Within ten (10) days of the date hereof, the General Partner shall provide the Limited Partner with a sketch of the signage which the General Partner wishes to install upon the Limited Partner's property to identify the BUSINESS, for the Limited Partner's consent, which consent shall not be unreasonably withheld or delayed. In the event the parties are unable to agree upon signage within twenty (20) days of the date hereof, then the General Partner may terminate this Agreement upon written notice to the Limited Partner.
             Prior to the installation of any signage upon the business premises and/or the Limited Partner's property, the General Partner shall procure all necessary governmental permits, as an expense of the business. The Limited Partner agrees to co-operate with the General Partner in any application for sign permits, including executing the same.
           13.10 Non-Compete: The General Partner covenants and agrees that throughout the term of this Agreement and for a period of three (3) years thereafter, provided the Limited Partner is not in default of the terms of this Agreement, the General Partner shall not, except as otherwise approved in writing by the Limited Partner, either directly or indirectly, for itself, or through, on behalf of, or in conjunction with any other person, persons, partnership, corporation, or franchise, do or engage in any restaurant business within a radius of two (2) miles of the business, provided further that this provision shall not apply to any ownership by the General Partner of less than five (5%) percent of the outstanding equity securities in any publicly held corporation.
             Notwithstanding the above, the provisions hereof shall terminate and no longer be of any force and effect if after the termination of this Agreement and within the three (3) year period thereafter, the business is closed for period of ninety (90) continuous days and/or the Limited Partner and/or any successor limited partnership no longer uses or is issued an alcoholic beverage license by the Division of Alcoholic Beverages and Tobacco, State of Florida.
             13.11 Inventory: Immediately upon the General Partner assuming manage- ment of the BUSINESS, pursuant to the terms of this Agreement, representatives designated by the General Partner and the Limited Partner shall take an inventory of the liquor, wine, soda, beer and beverages offered for sale by the Limited Partner in the operation of the BUSINESS, plus any food used by the Limited Partner in the operation of the BUSINESS which the General Partner elects to purchase. Each representative shall initial the inventory as being accurate and the Limited Partner shall extend the same at its cost. Upon receipt of a copy of the extended inventory, the Partnership shall pay the total thereof to the Limited Partner.
             Upon payment of the Limited Partner's cost, as described above, the Partnership shall own the liquor, wine, soda, beer and beverages on the business premises of the BUSINESS. Notwithstanding, upon the termination of this Agreement, for whatever reason, the General Partner may remove one-half (1/2) of such inventory from the business premises, including one-half (1/2) of the liquor, wine, soda, beer and beverages offered for sale by the General Partner, as well as one-half (1/2) of the food offered for sale by the General Partner in the operation of the BUSINESS. Notwithstanding the above, the Limited Partner or a successor limited partnership may elect to purchase the one-half (1/2) interest of the General Partner in the food, liquor, wine, soda, beer and beverages offered for sale from the business premises from the General Partner, at the Partnership's cost. The Limited Partner shall notify the General Partner of its exercise of this option immediately upon receipt of notification from the General Partner of its intent to retire and withdraw as General Partner of the Partnership. Representatives designated by the General Partner and Limited Partner shall take an inventory of the food, liquor, wine, soda, beer and beverages offered for sale by the General Partner on the business premises of the BUSINESS. Each representative shall initial said inventory as being accurate and the General Partner shall extend said inventory, at the Partnership's cost. Upon receipt of a copy of the extended inventory from the General Partner, the Limited Partner or successor limited partnership shall pay one-half (1/2) of the total thereof to the General Partner.
             13.12 Contingency: The Partners each represent to the other that they know of no reason which would preclude their approval by the Department of Business Regulation, Division of Alcoholic Beverages and Tobacco ("Department") to operate a licensed establishment. Both Partners agree to proceed in good faith in supplying the Department with all necessary information, including, but not limited to personal information on its Officers and Directors and information on its source of funds for its initial renovations, if applicable. In the event either party is not approved by the Department, this Agreement shall be immediately null and void.
             13.13 Compliance with Laws and Ordinances: As an operating expense of the BUSINESS, the General Partner shall promptly comply with, execute and fulfill all of the governmental statutes, ordinances and regulations applicable to the General Partner in connection with the operation of the BUSINESS, including without limitation, all orders and requirements imposed by the Division of Hotels and Restaurants, Division of Alcoholic Beverages and Tobacco, health, sanitation, fire and police departments, including without exception those for the correction, prevention and abatement of nuisances in or upon or connected with the business premises during the term hereof.
             As an operating expense of the Business, the Limited Partner, as owner of the building in which the BUSINESS is located, shall promptly comply with, execute and fulfill all the governmental statutes, ordinances and regulations applicable to the Limited Partner hereunder in connection with the operation of Business, including without limitation, all orders and requirements imposed by the Division of Hotels and Restaurants, Division of Alcoholic Beverages and Tobacco, health, sanitation, fire and police departments, including without exception those for the correction, prevention and abatement of nuisances in or upon or connected with the business premises during the term hereof.
             The Partners shall upon request offer reasonable assistance to the other in order to comply therewith.


                                  ARTICLE XlV

                            MISCELLANEOUS PROVISIONS

             14.1 Notices. All notices or other communications required or permitted to be given pursuant to the Agreement shall in the case of notices or communications required or permitted to be given to the Limited Partner, be in writing and shall be considered as properly given or made if personally delivered or if mailed by United States certified or registered mail, return receipt requested, postage prepaid, or if sent by prepaid telegram, and addressed to the Limited Partner's address for notices as it appears on the records of the Partnership, and in the case of notices or communications required or permitted to be given to the General Partner, shall be in writing and shall be considered as properly given or made if personally delivered or if mailed by United States certified or registered mail, return receipt requested, postage prepaid, addressed to the General Partner at the principal place of business of the Partnership. The Limited Partner may change its address for notices by giving notice in writing, stating its new address for notices, to the General Partner, and the General Partner may change its address for notices by giving such notice to the Limited Partner. Commencing on the tenth (10th) day after the giving of such notice, such newly designated address shall be such Partner's address for the purpose of all notices or other communications required or permitted to be given pursuant to the Agreement.
             14.2 Choice of Law. This Agreement and all rights and liabilities of the parties hereto with reference to the Partnership shall be subject to, construed in accordance with and governed by the laws of the State of Florida. To the extent that any provision hereof is in contravention with the Law, as in effect from time to time, the provisions of the Law shall supersede and replace any provision herein which is in contravention thereof. Additionally, the appropriate forum and jurisdiction for any legal action shall be the Courts of the County of Broward, State of Florida, and each party consents to such jurisdiction.
             14.3 Titles and Captions. All article, section or subsection titles or captions contained in this Agreement are inserted for convenience only and are not deemed part of the text hereof.
             14.4 Sole Agreement. This Agreement constitutes the entire understanding of the parties hereto with respect to the subject matter hereof.
             14.5 Execution in Counterparts. This Agreement may be executed in any number of counterparts with the same effect as if all parties had all signed the same document. All counterparts shall be construed together and shall constitute one agreement.
             14.6 Amendments. The General Partner may submit to the Partners in writing the text of any proposed amendment to this Agreement and a statement by the proposer of the purpose of such amendment. The General Partner shall include in any submission its view as to the proposed amendment. Any such amendment shall be adopted if, within 90 days after the notice of such amendment is given to all Partners, the General Partner shall have approved such amendment in writing and shall have received written approval thereof from Limited Partners having a Limited Partnership Percentage aggregating eighty percent (80%) or more. A written approval may not be withdrawn or voided once it is filed with the General Partner, unless agreed to by all Partners. A Limited Partner filing a written objection may thereafter file a valid written approval. The date of adoption of an amendment pursuant to this Article 14.6 shall be the date on which the General Partner shall have received the requisite written approvals. Any proposed amendment which is not adopted may be resubmitted. In the event any proposed amendment is not adopted, any written approval received with respect thereto shall become void and shall not be effective with respect to any resubmission of the proposed amendment. Notwithstanding the foregoing provisions of this Article 14.6, no amendment may, without the prior written approval of all Partners,
             A. Enlarge the obligations of any Partner under this Agreement,
             B. Enlarge the liability of the General Partner to the Limited Partners,
             C. Amend this Article 14.6,
             D. Alter the Partnership in such manner as will result in the Partnership no longer being classified as a partnership for Federal income tax purposes, or
             E. Reduce any requirements for the prior approval of Limited Partners set forth in the Partnership Agreement.
             14.7 Waiver of Action for Partition. Each of the parties hereto irrevocably waives during the term of the Partnership any right that it may have to maintain any action for partition with respect to the property of the Partnership.
             14.8 Assignability. Subject to the restrictions on transferability contained herein, each and all of the covenants, terms, provisions and agreements herein contained shall be binding upon and inure to the benefit of the successors, assigns and legal representatives of the respective parties hereto.
             14.9 Independent Activities. Except as otherwise provided herein, the General Partner and its affiliates, their officers. directors. shareholders and employees, and the Limited Partner may, notwithstanding the existence of this Agreement, engage in whatever activities they choose, whether the same be competitive with the business of the Partnership or otherwise, without having or incurring any obligation to offer any interest in such activities to any party hereto. Neither this Agreement nor any activity undertaken pursuant hereto shall prevent such persons from engaging in such activities, and as a material part of the consideration for the General Partner's execution hereof, the Limited Partner hereby waives, relinquishes and renounces any such right or claim of participation. Nothing in the foregoing, however, shall be deemed to reduce any of the liabilities of the General Partner under this Agreement.
           14.10 Right to Rely on Authority of General Partner. No person dealing with the General Partner shall be required to determine its authority to make any undertaking on behalf of the Partnership, nor to determine any fact or circumstance bearing upon the existence of its authority.
           14.11 Arbitration. Except as otherwise provided in this Agreement, any dispute or controversy arising out of or relating to this Agreement shall be determined and settled by arbitration in the City of Fort Lauderdale, Florida, in accordance with the rules of the American Arbitration Association then in effect, and judgment upon the award rendered by the arbitrator(s) may be entered in any court of competent jurisdiction. The expenses of the arbitration shall be borne equally by the parties to the arbitration.
           14.12 Gender and Number. Whenever the context requires, the gender of all words used herein shall include the masculine, feminine and neuter and the singular or plural of all words shall include the singular and plural.
             14.13 Meetings. The Partnership shall hold an annual meeting in each fiscal year of its existence on such date and at such place and time as the General Partner shall determine, notice of the date, place and time to be given to all Limited Partners whose addresses are on record with the General Partner not later than fourteen (14) days prior to such date. Notwithstanding the foregoing, at any time or from time to time, Limited Partners having a Limited Partner Percentage aggregating fifty percent (50%) may by written notice to the General Partner specifying in general terms the subject to be considered require the General Partner to call, or the General Partner may on its own motion call, a special meeting of the Limited Partners and the General Partner shall within ten (1O) days after any such notice is given, give notice of such special meeting in the same manner as is required for the annual meeting including in such notice a copy of the notice requiring the call. Any Limited Partner shall have the right, upon notice in writing, to require the General Partner to furnish by mail a list of the names, addresses and respective interest in the Partnership of all other Limited Partners in the Partnership as shown on the records of the Partnership at the time of the notice. Any Limited Partner, or his representative, shall have the right to inspect and copy the names and addresses of all other Limited Partners in the Partnership.
           14.14 Severability. If any provision of this Agreement, or the application thereof, shall, for any reason and to any extent, be invalid or unenforceable, or contrary to law, the remainder of this Agreement and the application of such provision to other persons or circumstances shall not be affected thereby, but rather shall be enforced to the maximum extent permissible under applicable law.

             IN WITNESS WHEREOF, this Limited Partnership Certificate and Agreement has been sworn to and executed as of the date above written.


                                           GENERAL PARTNER
                                           FLANIGAN'S ENTERPRISES, INC.



                                           By /s/Jeffrey D. Kastner, its
                                                 General Counsel &
                                                 Assistant Secretary






STATE OF FLORIDA    )
                    ) ss:
COUNTY OF BROWARD   )


             The foregoing instrument was acknowledged before me this date by Jeffrey D. Kastner, General Counsel & Assistant Secretary of FLANIGAN'S ENTERPRISES, INC. on behalf of the said corporation. He is well known to me.
             WITNESS my hand and official seal on this the 22nd day of September, 1995.

                                            /s/Lyleith G. May
                                            ------------------------------------
                                            NOTARY PUBLIC - State of Florida

My commission expires:   ---------------------------------
                         OFFICIAL NOTARY SEAL
                         LYLEITH G. MAY
                         NOTARY PUBLIC STATE OF FLORIDA
                         COMMISSION NO. CC402204
                         MY COMMISSION EXP. AUG. 22, 1998
                         ---------------------------------

                                              LIMITED PARTNER
                                              HOTEL PROPERTIES, LTD.,
                                              a Florida Limited Partnership
                                              by GMS, INC., its General Partner



                                        By: /s/Steven D. Simon
                                            ------------------------------------
                                            Steven D. Dimon, V.P. & Secretary




STATE OF FLORIDA    )
                    ) ss:
COUNTY OF BROWARD   )


             The foregoing instrument was acknowledged before me this date by Steven D. Simon, V.P. & Secretary of GMS, Inc., the General Partner of HOTEL PROPERTIES, LTD., on behalf of said limited partnership. He produced Florida Driver's License as identification.
             WITNESS my hand and official seal on this the 22nd day of September, 1995.

                                            /s/Lyleith G. May
                                            ------------------------------------
                                            NOTARY PUBLIC - State of Florida

My commission expires:   ---------------------------------
                         OFFICIAL NOTARY SEAL
                         LYLEITH G. MAY
                         NOTARY PUBLIC STATE OF FLORIDA
                         COMMISSION NO. CC402204
                         MY COMMISSION EXP. AUG. 22, 1998
                         ---------------------------------

                                  EXHIBIT "A"


                            CIC lNVESTORS #13, LTD.


                      GENERAL PARTNER'S PERSONAL PROPERTY




               Schedule to be attached when renovations complete.

                                  EXHIBIT "B"


                            CIC INVESTORS #13, LTD.


                      LIMITED PARTNER'S PERSONAL PROPERTY




               Schedule to be attached when renovations complete.

                                  EXHIBIT "C"

                            CIC INVESTORS #13, LTD.

                         RENOVATION AND START-UP BUDGET


                       EXTERNAL

SIGNAGE                                 $   3,500.00
AWNING                                  $   3,500.00
LETTERING                               $     500.00
LIGHTING                                $     200.00
PAINT/DECORATE                          $   3,000.00
FRONT DOORS                             $   1,200.00
LANDSCAPE                               $     800.00
A/C                                     $  41,000.00

                      DINING ROOM

BOOTHS                                  $  28,000.00
REGISTERS                               $  30,000.00
AUDIO/VIDEO                             $  16,000.00
CARPET                                  $   2,50O.00
ENTRANCE BENCHES                        $   4,000.00
DINING ROOM DEC.                        $  12,000.00
TIFFANIES                               $   2,000.00
CEILING                                 $   5,000.00
CONSTRUCTION                            $  16,000.00

                       BATHROOMS

BATHROOMS                               $  10,000.00

                          BAR

BAR                                     $   3,000.00

                        KITCHEN

ICE MACHINE                             $   4,000.00
GRILL                                   $   2,900.00
STOVE                                   $   2,500.00
FRYRS (2)                               $   2,100.00
ALTO SHAM                               $   2,500.00
R&M                                     $  13,000.00
F.S.I.                                  $  1O,000.00
SALAMANDER                              $   1,800.00
SOUP WARMER                             $     140.00

                    MISCELLANEOUS

COMPUTER TERMINAL                       $   1,000.00
PARKING LOT LEASE                       $   1,860.00
INVENTORY ON PREMISES                   $   5,000.00
WORKING CAPITAL                         $  11,000.00
                                         -----------
                                        $ 240,000.00

                                  EXHIBIT "D"

                            CIC INVESTORS #13, LTD.

                 Proposed Management Positions and Compensation



One (1) General Manager                      1 @ $750.00 per week
Two (2) Assistant Managers                   2 @ $500.00 per week
One (1) Kitchen Manager                      1 @ $500.00 per week
One (1) Third Person                         1 @ $350.00 per week


Note:    The above  management  positions are based upon estimated  weekly gross
         sales  of   $30,000.00   and  may  vary  if  weekly   gross  sales  are
         significantly more or less.

         The compensation excludes bonuses and may vary when modifications are made to the salary schedule for all "Flanigan's Seafood Bar and Grill" restaurants.

                                  EXHIBIT "E"


                            CIC INVESTORS #13, LTD.


                       MONTHLY OPERATING STATEMENT - Form

                         DESIGNATION OF RESIDENT AGENT



CERTIFICATE DESIGNATING PLACE OF BUSINESS OR DOMICILE FOR THE SERVICE OF PROCESS WITHIN FLORIDA, NAMING AGENT FROM WHOM PROCESS MAY BE SERVED IN COMPLIANCE WITH
SECTION 48.091, FLORIDA STATUTES, THE FOLLOWING IS SUBMITTED:


FIRST THAT CIC INVESTORS #13, LTD,, A FLORIDA LIMITED PARTNERSHIP, DESIRING TO ORGANIZE OR QUALIFY UNDER THE LAWS OF THE STATE OF FLORIDA, WITH ITS PRINCIPAL PLACE OF BUSINESS AT 1546 N.W. LEJEUNE ROAD, CITY OF MIAMI, STATE OF FLORIDA HAS NAMEO JEFFREY D. KASTNER, ESQUIRE, LOCATED AT 2841 CYPRESS CREEK ROAD, CITY OF FORT LAUDERDALE, STATE OF FLORIDA, AS ITS AGENT TO ACCEPT SERVICE OF PROCESS WITHIN FLORIDA.

                           SIGNATURE: /s/Jeffrey D. Kastner
                                      ------------------------------------------
                                      JEFFREY D. KASTNER

                           TITLE: Assistant Secretary of
                                  FLANIGAN'S ENTERPRISES, lNC.,
                                  its General Partner

                           DATE: September 22, 1995



HAVING BEEN NAMED TO ACCEPT SERVICE OF PROCESS FOR THE ABOVE STATED CORPORATION, AT THE PLACE DESIGNATED IN THIS CERTIFICATE, I HEREBY AGREED TO ACT IN THIS CAPACITY, AND I FURTHER AGREE TO COMPLY WITH THE PROVISIONS OF ALL STATUTES RELATIVE TO THE PROPER AND COMPLETE PERFORMANCE OF MY DUTIES.


                           SIGNATURE: /s/Jeffrey D. Kastner
                                      ------------------------------------------
                                      (Resident Agent)

                           DATE: September 22, 1995

                          FLANIGAN'S ENTERPRISES, INC.
                       (FLANIGAN'S SEAFOOD BAR AND GRILL)

                              FRANCHISE AGREEMENT


                               TABLE OF CONTENTS


        Number                      Title
        ------                      -----
           1         Grant of Franchise
           2         Term and Renewal
           3         Duties of Franchisor
           4         Fees
           5         Duties of Franchisee
           6         Proprietary Marks
           7         Confidential Operations Manual
           8         Confidential Information
           9         Accounting and Records
          1O         Advertising
          11         Insurance
          12         Transferability of Interest
          13         Default and Termination
          14         Obligations Upon Termination
          15         Covenants Not to Compete
          16         Taxes, Permits and Indebtedness
          17         Relation of Parties and Indemnification
          18         Approvals and Waivers
          19         Notices
          20         Entire Agreement
          21         Severability and Construction
          22         Applicable Laws and Currency Requirement
          23         Arbitration
          Z4         Acknowledgments

             THIS FRANCHISE AGREEMENT (hereinafter the "Franchise Agreement" or the "Agreement"), made and entered into this ____ day of _________________, 19___, by and between FLANIGAN'S ENTERPRISES, INC., a Florida corporation, with its principal office located at 2841 Cypress Creek Road, Fort Lauderdale, Florida 33309, (hereinafter the "Franchisor"), and ___________________________,
with its principal office located at _______________________, (hereinafter the "Franchisee").


                              W I T N E S S E T H:

             WHEREAS,  Franchisor,  as the  result of the  expenditure  of time, skill, effort and money, has developed, owns and operates a unique system, (hereinafter the "System"), relating to the establishment, development, and operation of restaurants under the servicemark "Flanigan's Seafood Bar and Grill", the distinguishing characteristics of which System include, without limitation, exterior and interior layout and decor, furnishings and materials, equipment layouts trade secret food products and other special recipes, menus and food and beverage designations; food and beverage preparation and service procedures and techniques; operating procedures for sanitation and maintenance; methods and techniques for inventory and cost controls, record keeping and reporting, personnel training and management, and advertising and promotional programs; all of which may be changed, improved or further developed by Franchisor from time to time;
             WHEREAS,  Franchisor  is the owner of the entire  right,  title and interest in the servicemark "Flanigan's Seafood Bar and Grill", and such other trade names, trademarks and service marks as are now designated (and may hereafter be designated by Franchisor in writing) as part of the System, (hereinafter the "Proprietary Marks"), and Franchisor continues to develop, use and control the Proprietary Marks for the benefit and exclusive use of itself and its franchisees in order to identify for the public the source of products and services marketed thereunder and to represent the System's high standards of quality and service;
             WHEREAS,  Franchisee  desires  to operate a  franchised  restaurant under Franchisor's System and wishes to obtain a franchise from Franchisor for that purpose, as well as to receive the training and other assistance provided by Franchisor in connection therewith;
             WHEREAS,  Franchisee understands and acknowledges the importance of
Franchisor's high and uniform standards of quality and service and the necessity of operating the business franchised hereunder in conformity with Franchisor's standards and specifications; and
             WHEREAS,  Franchisee  acknowledges  that  it  has  had a  full  and adequate opportunity to be thoroughly advised of the terms and conditions of this Agreement and has read the Franchisor's Uniform Franchise Offering Circular and has consulted advisors of Franchisee's own choosing at least ten (1O) days prior to its execution, and is entering into this Agreement having made an independent investigation of Franchisor's operations and not upon any representation as to profits and/or sales volume that Franchisee might be expected to realize, nor upon any representations or promises by Franchisor which are not contained in this Agreement;
             NOW THEREFORE,  the parties,  in  consideration of the undertakings and commitments of each party to the other party set forth herein, hereby mutually agree as follows:
      1. Grant of Franchise
      A. Franchisor hereby grants to Franchisee, upon the terms and conditions hereinafter contained, the right to franchise, and Franchisee undertakes the obligation, to operate one (1) restaurant, (hereinafter the "Franchised Restaurant"), and to use solely in connection therewith Franchisor's System, as it may be changed, improved and further developed from time to time, only at the following site:

          ______________________________________

          ______________________________________

      B. Franchisee expressly acknowledges and agrees that this Franchise relates solely to the site set forth in Paragraph 1(A) above, and that the granting hereof is expressly subject to all conditions and limitations contained in this Agreement.
      2. Term and Renewal
      A. Except as otherwise provided in this Agreement, the term of this Franchise shall run for ten (10) years from the date of opening of the Franchised Restaurant, which date shall be specified in Attachment A to this Agreement.
      B. Franchisee may, at Franchisee's option, renew this Franchise for an additional period of five (5) years, provided that at the end of the initial term:
      i. Franchisee has given Franchisor written notice of its election to renew not less than nine (9) months nor more than twelve (12) months prior to the end of the initial term;
      ii. Franchisor shall inspect the premises and equipment of the Franchised Restaurant at least six (6) months prior to the expiration of the initial term and Franchisee shall complete to Franchisor's satisfaction all maintenance, refurbishing, renovating and remodeling of the premises and equipment as Franchisor shall reasonably require no later than thirty (30) days prior to the expiration of the initial term. In no event shall the cost of all such maintenance, refurbishing, renovating and remodeling exceed One Hundred Fifty Thousand Dollars ($150,000.00).
      iii. Franchisee is not in default of any provision of this Agreement, any amendment hereof or successor hereto, or any other agreement between Franchisee, or Franchisee's parent, subsidiary or affiliate, and Franchisor, or its subsidiaries and affiliates, and has substantially complied with all of the terms and conditions of such agreements during the terms thereof;
      iv. Franchisee has satisfied all monetary obligations owed by Franchisee to Franchisor and its subsidiaries and affiliates and has timely met these obligations throughout the term of this Agreement;
      v. Franchisee shall execute, upon renewal, Franchisor's then-current form of Franchise Agreement for the term of the option period, without any renewal term, which agreement shall supersede, in all respects, this Agreement and the terms, conditions, limitations and agreements of the renewal agreement may differ from the terms of this Agreement including, without limitation, a higher percentage royalty fee, training fee and expenditures and contributions for advertising; provided Franchisee shall be required to pay as a renewal fee the higher of the then-current initial franchise fee, or Fifteen Thousand Dollars ($15,000.00);
      vi. Franchise shall comply with Franchisor's then-current qualification and training requirements; and
      vii. Franchisee shall execute a general release, as of the date of renewal, in a form prescribed by Franchisor, of any and all claims against Franchisor, its parent, subsidiaries and affiliates, and the officers, directors, agents and employees of Franchisor, its parent and each of its subsidiaries and affiliates.
      Franchisor may refuse to renew the Franchise Agreement if Franchisee has not fulfilled the conditions stated in the above paragraphs i to vii that are required to be performed by Franchisee.
      3. Duties of Franchisor
      A. Franchisor shall provide an initial training program, which shall be mandatory for Franchisee's restaurant and kitchen managers. At the option of Franchisee, Franchisor shall also make its initial training program available to two (2) additional employees of Franchisee. Franchisor shall also make available other required or optional training programs as it deems appropriate. All training programs shall be conducted at franchised restaurants or such other locations as Franchisor may designate and shall be subject to the terms and conditions set forth in Paragraph 5(E) of this Agreement.
      B. Franchisor shall provide continuing advisory assistance to Franchisee in the operation of the Franchised Restaurant, which continuing advisory assistance shall include, from time to time, at Franchisor's discretion, the following:
      i. Newsletters and memorandums to Franchisee including therein, but not limited to such topics as health code information, safety tips, recipe refinement, promotion instructions, buying procedures, budgeting statistics, advertising programs and other updates concerning policy and procedure;
      ii. On-premises meetings, at least quarterly, at which meetings an area supervisor of Franchisor meets with the General Manager, Assistant Manager(s), Manager Trainees and Kitchen Manager of Franchisee to discuss such topics as questions/clarifications concerning newsletters and memorandums, kitchen operations, cleanliness, comment cards, product sold, shopper reports, organizer critique, recipe check, sales analysis, policy/procedure problems and budget review; and
      iii. For emergency situations, all of the Franchisor's supervisors carry voice pagers.
      C. Franchisor shall lend Franchisee one (1) copy of its Confidential Operations Manual, as more fully described in Paragraph 8 hereof.
      D. Franchisor shall continue its efforts to maintain high standards of quality, cleanliness, appearance and service of the System, and to that end:
      i. Franchisor's supervisors shall conduct, at such times and as often as Franchisor deems advisable, but in no event less than bi-annually, an in-depth evaluation of the operation of the Franchised Restaurant. The primary focus of these visits shall include, but not be limited to evaluations of quality levels in management, food and beverages sold, service rendered, cleanliness and compliance with the System. In the event the Franchised Restaurant is located more than eighty (80) miles from the corporate offices of the Franchisor, then the Franchisee shall pay the reasonable cost of room and board for Franchisor's supervisor during the in-depth evaluation of the operation of the Franchised Restaurant; and
      ii.  Franchisor,  upon  request  and  subject  to the  terms  set forth in
Paragraphs 5(G) and 5(H) hereof, shall disseminate its standards and specifications for nonsecret items to Franchisee or suppliers.
      E. Franchisor shall not, by virtue of any approvals, advice or services provided to Franchisee, assume responsibility or liability to Franchisee or any third parties to which it would not otherwise be subject.
      F. Franchisor, during the term of this Agreement, shall not own, operate, or franchise a restaurant within a restrictive area as set forth on Attachment B hereof, (hereinafter the "Market Area").
      G. Franchisor shall develop and sponsor group purchasing programs for beer, wine and liquor as it shall from time to time deem appropriate and shall administer each group purchasing program as the purchasing agent for each participating franchisee. Franchisee agrees to become a member of any group purchasing program so developed by Franchisor and to execute all necessary documents to become a member of such group purchasing program and shall abide by all rules and regulations propounded by the Division of Alcoholic Beverages and Tobacco of the State of Florida for pool purchasing. Franchisee shall be obligated to make all purchases for goods relating to the operation of the Franchised Restaurant through the purchasing group unless Franchisee demonstrates that it can buy comparable products at lower prices from other sources. If Franchisee elects to purchase such goods from other sources, the Franchisor reserves the right to require Franchisee to bill such purchases through the Franchisor's purchasing group. The failure of Franchisee to abide by all of the terms and conditions of such group purchasing program shall constitute a material default by Franchisee of its obligations under this Agreement.
      H. Franchisor shall pay a weekly advertising fee equal to one and one-half (1-1/2) percent of its weekly gross sales from any of Franchisor-owned restaurants included in advertising with the franchisees, for deposit in the general advertising fund provided in Paragraph 4(C) below. Franchisor's contribution to the general advertising fund shall be subject to all terms and conditions provided in Paragraph 4(C), including but not limited to increases in the weekly advertising fee.
      4. Fees
      A. A Franchisee shall pay to Franchisor a franchise fee (hereinafter the "Franchise Fee") in the amount of Fifteen Thousand Dollars ($15,000.00). payable in full upon Franchisee signing the Franchise Agreement, which total fee is deemed fully earned and non-refundable.
      B. In consideration of the franchise granted herein, during the term of this Agreement, Franchisee shall pay to Franchisor a continuing weekly royalty fee, (hereinafter the "Royalties"), in the amount of three (3%) percent of the weekly gross sales from the Franchised Restaurant.
      C. During the term of this Agreement, Franchisee shall pay a continuing weekly advertising fee equal to one and one-half (1-1/2%) percent of its weekly gross sales from the Franchised Restaurant to Franchisor with its weekly royalty fee, for deposit in a general advertising fund to be used by the Franchisor for local and regional advertising and promotion which it deems to be most effective and economical. Franchisor shall have the right to determine, in its sole discretion, the composition of all geographic territories and market areas for the purpose of the development and implementation of local and regional advertising and promotion programs. Franchisor shall direct all advertising programs, with sole discretion over the concepts. materials and media used in such programs and the placement and allocation thereof. Franchisor shall have the right, in its sole discretion, to increase the amount of the advertising fee payable by Franchisee hereunder up to an amount equal to three (3%) percent of the weekly gross sales from the Franchised Restaurant. Franchisor shall also have the right to increase the amount of the advertising fee payable by Franchisee hereunder based upon increases in the costs of media and other advertising services conducted by Franchisor.
             Franchisor agrees that all monies collected hereunder shall be used exclusively for market studies, surveys, advertising and promotion of "Flanigan's Seafood Bar and Grill" restaurants and other franchised restaurants with different servicemarks approved by Franchisor. Franchisor shall be reimbursed from the fund for all administrative and other costs and expenses that it incurs in administering the fund.
             Franchisor  shall provide to the Franchisee an annual  statement of the receipts and disbursements of the advertising fund within ninety (90) days following the end of the Franchisor's fiscal year. Franchisor shall be obligated to spend all advertising contributions hereunder for advertising and promotion as herein described. Franchisor shall refund to its Franchisees and its own participating restaurants on a prorata basis within ninety (90) days following the end of each fiscal year of Franchisor during the term of this Agreement all advertising fees which have been collected and not spend by Franchisor during such fiscal year. Franchisor, however, reserves the right to apply any surplus funds to any deficit in the advertising fund existing as of the end of the prior fiscal year.
      D. All weekly payments required in this Agreement shall be paid to Franchisor by Monday of each week on the gross sales during the preceding week ending on Sunday, and shall be submitted to Franchisor together with a weekly report. Any payment or report not actually received by Franchisor on or before such date shall be deemed overdue. If any payment is overdue, Franchisee shall pay to Franchisor, in addition to the overdue amount, interest on such amount from the date it was due until paid, at the maximum rate permitted by law. Entitlement to such interest shall be in addition to any other remedies Franchisor may have.
      E. "Gross Sales". as used herein, shall include on-premises and offpremises gross receipts from the sale of all beverages, food and merchandise sold at or from the Franchised Restaurant, all gross receipts from the operation at the restaurant and all other income of every kind and nature related to the Franchised Restaurant, whether for cash or credit and regardless of collection in the case of credit; provided, however, that Gross Sales shall not include any sales taxes collected for transmittal to the appropriate taxing authority, documented customer refunds and the amount of any coupon redemption by customers of the Franchised Restaurant.
      F. Franchisor shall have the sole discretion to apply any payments by Franchisee to any past due indebtedness of Franchisee for Royalties, advertising contributions, purchases from Franchisor or its affiliates, interest or any other indebtedness.
      5. Duties of Franchisee
      A. Franchisee understands and acknowledges that every detail of the Franchised Restaurant is important to Franchisee, Franchisor and other franchisees in order to develop and maintain the high standards and public image of franchised restaurants, to increase the demand for the products and services sold by all franchisees, and protect Franchisor's reputation and goodwill.
      B. All personnel employed by Franchisee in the position of restaurant or kitchen manager shall, prior to assuming the position, attend and successfully complete Franchisor's initial training program; provided, however, that in the event a new manager is employed in an emergency situation without a prior opportunity to attend such training program, Franchisor may grant written permission for such person to commence such training within sixty (60) days after commencement of employment. Franchisor may periodically make available other required or optional training courses to Franchisee's employees, as well as other programs, seminars and materials, and Franchisee shall insure that all employees, as Franchisor may direct, satisfactorily complete any required training within the time specified. All training shall be provided at franchised restaurants or such other locations as Franchisor may designate and Franchisee shall be responsible for its employees' travel expenses, room, board and wages during the training. Franchisor reserves the right to require, as a condition of providing training, that Franchisee's employees execute Confidentiality Agreements prepared by Franchisor in accordance with Attachment C and made a part hereof. Franchisor also reserves the right to limit the availability of any optional training programs.
      C. Franchisee shall use the Franchised Restaurant solely for the operation of the business franchised hereunder; keep the Franchised Restaurant open and in normal operation for such minimum hours and days as Franchisor may from time to time prescribe; and refrain from using or suffering the use of the premises for any other purpose or activity at any time without first obtaining the written consent of Franchisor.
      D. Franchisee shall maintain the Franchised Restaurant in the highest degree of sanitation, repair and condition, and in connection therewith shall make such additions, alterations, repair and replacements thereto (but no others without Franchisor's prior written consent) as may be required for that purpose, including, without limitation, such periodic repainting, equipment repairs and replacement of obsolete signs as Franchisor may reasonably direct.
      E. Franchisee shall meet and maintain the highest health standards and ratings applicable to the operation of the Franchised Restaurant.
      F. At Franchisor's request, which shall not be more often than once every five (5) years, Franchisee shall upgrade the Franchised Restaurant at Franchisee's expense to conform to the building decor, trade dress, color schemes and presentation of Proprietary Marks consistent with Franchisor's then current public image.
      G. Franchisee shall operate the Franchised Restaurant in conformity with such uniform methods, standards and specifications as Franchisor may from time to time prescribe for Franchisor-owned restaurants and franchised restaurants, to insure that the highest degree of quality and service is uniformly maintained. Franchisee agrees:
      i. To maintain in sufficient supply, and use at all times, only such products, materials, ingredients, supplies and paper goods to conform with the Franchisor's standards and specifications, and to refrain from deviating therefrom by using non-conforming items without Franchisor's prior written consent.
      ii. To use at the Franchised Restaurant only menus which comply with the style, pattern and design prescribed by Franchisor.
      iii. To sell or offer for sale only such products and menu items as meet Franchisor's uniform standards of pricing and quality, quantity and specifications as contained in the Confidential Operations Manual (as defined in Paragraph 7 hereof), as have been expressly approved for sale in writing by Franchisor, and as have been prepared in accordance with Franchisor's methods and techniques; to sell or offer for sale all approved items; to sell or offer all promotions of Franchisor; to refrain from any deviation from Franchisor's standards and specifications or serving or selling the same without Franchisor's prior written consent; and to discontinue selling and offering for sale any such items as Franchisor may, in its discretion, disapprove in writing at any time.
      iv. To permit Franchisor or its agents, at any reasonable time, to remove from the Franchised Restaurant, at Franchisor's option, samples of any inventory items without payment therefor, in amounts reasonably necessary for testing by Franchisor, or an independent certified laboratory, to determine whether said samples meet Franchisor's then current standards and specifications. In addition to any other remedies it may have under this Agreement, Franchisor may require Franchisee to bear the costs of such testing if the supplier of the items has not previously been approved by Franchisor or if the sample fails to conform to Franchisor's specifications.
      v. To purchase and install, at Franchisee's expense, all fixtures, furnishings, signs, and equipment as Franchisor may reasonably direct from time to time in the Confidential Operations Manual (as hereinafter defined) or otherwise in writing; and to refrain from installing or permitting to be installed on or about the premises of the Franchised Restaurant, without Franchisor's prior written consent, any fixtures, furnishings, signs, equipment or other improvements not previously approved as meeting Franchisor's standards and specifications.
      vi. To employ at least the minimum number of other employees as may be prescribed by Franchisor and to comply with all applicable federal, state and local laws, rules and regulations with respect to such employees.
      vii. To cause all employees to wear uniforms of the color, style, and design prescribed by Franchisor.
      viii. To operate the restaurant, seven (7) days a week at least during the hours of 11:00 a.m. to 2:00 a.m. or at such other hours as may be described by the lease for the premises, or by law, or as may be prescribed by Franchisor from time to time.
      ix. To acquire and utilize cash registers used by or compatible to the system that Franchisor uses, which is acceptable to Franchisor.
      H. Franchisee shall purchase all equipment, supplies and other products and materials required for the operation of the Franchised Restaurant solely from suppliers who demonstrate, to the continuing reasonable satisfaction of Franchisor, the ability to meet Franchisor's reasonable standards and specifications for such items, who possess adequate quality controls and capacity to supply Franchisee's needs promptly and reliably, and who have been approved in writing by Franchisor and not thereafter disapproved. If Franchisee desires to purchase any items from an unapproved supplier, Franchisee shall submit to Franchisor a written request for such approval or shall request the supplier itself to do so. Franchisor shall have the right to require that its representatives be permitted to inspect the supplier's facilities and that samples from the supplier be delivered, at Franchisor's option, either to Franchisor or to an independent, certified laboratory designated by Franchisor for testing. A charge not to exceed the reasonable cost of the inspection and the actual cost of the test shall be paid by Franchisee or the supplier. Franchisor reserves the right, at its option, to periodically re-inspect the facilities and products of any such approved supplier and to revoke its approval upon the supplier's failure to continue to meet any of Franchisor's criteria.
      I. Franchisee shall permit Franchisor or its agents or representatives to enter upon the premises of the Franchised Restaurant at any time for the purpose of conducting inspections; shall cooperate fully with Franchisor's agents or representatives in such inspections by rendering such assistance as they may reasonably request; and, upon notice from Franchisor or its agents or representatives, and without limiting Franchisor's other rights under this Agreement, take such steps as may be necessary to immediately correct any deficiencies detected during such inspections, including, without limitation, immediately desisting from the further use of any equipment, advertising materials, products or supplies that do not conform with Franchisor's then-current specifications, standards or requirements. In the event Franchisee fails or refuses to correct such deficiencies, Franchisor shall have the right to enter upon the premises of the Franchised Restaurant, without being guilty of trespass or any other tort, for the purpose of making or causing to be made such corrections as may be required, at the expense of Franchisee, which expense Franchisee agrees to pay upon demand.
      J. Franchisee shall obtain proper licenses, permits and certificates, including licensing for the purpose of selling beer and other alcoholic beverages at the Franchised Restaurant, and shall maintain such licenses, permits and certificates in full force and effect throughout the term of this Agreement, and otherwise comply with all requirements of law with respect thereto.
      K. Franchisee shall comply with all other requirements set forth in this Agreement.
      6. Proprietary Marks
      A. It is understood and agreed that this franchise to use Franchisor's Proprietary Marks applies only to their use in connection with the operation of the Franchised Restaurant at the site approved by Franchisor and includes only such Proprietary Marks as are now or may hereafter be designated by Franchisor in writing for use by Franchisee; and no other Proprietary Marks of Franchisor now existing or yet to be developed or acquired by Franchisor. Franchisee agrees to operate and advertise the Franchised Restaurant only under the Proprietary Marks designated by Franchisor in writing for that purpose and to use or display such Proprietary Marks only in the manner authorized and prescribed by Franchisor.
      B. Franchisee acknowledges Franchisor's ownership of all right, title and interest in and to the Proprietary Marks, the identification schemes, standards, specifications, operating procedures and other concepts embodied in the System. Franchisee, accordingly, agrees that any unauthorized use of the System and the Proprietary Marks is and shall be deemed an infringement of Franchisor's rights that, except as expressly provided by this Agreement, Franchisee acquires no right, title or interest herein; that any and all goodwill associated with the System and the Proprietary Marks shall inure exclusively to Franchisor's benefit; and that, upon the expiration or termination of this Agreement, no monetary amount shall be assigned as attributable to any goodwill associated with Franchisee's use of the System and the Proprietary Marks.
      C. Franchisee acknowledges that Franchisee's use of the Proprietary Marks in any manner other than that expressly authorized and permitted by this Franchise Agreement, without Franchisor's prior written consent, is an infringement of Franchisor's exclusive right, title and interest in and to the Proprietary Marks, and expressly covenants that during the term of this Franchise Agreement, and after the expiration or termination hereof, Franchisee shall not, directly or indirectly, commit an act of infringement or contest or aid in contesting the validity or ownership of Franchisor's Proprietary Marks, or take any other action in derogation thereof.
      D. Franchisee shall promptly notify Franchisor of any use by any person or legal entity other than Franchisor, or one of its franchisees, of any Proprietary Marks franchised hereunder, any colorable variation thereof, or any other mark in which Franchisor has or claims to have a proprietary interest. Franchisee further agrees to notify Franchisor promptly of any litigation instituted by any person or legal entity against Franchisor or Franchisee involving the Proprietary Marks. In the event Franchisor, in its sole discretion, undertakes the defense or prosecution of any litigation relating to the Proprietary Marks, Franchisee agrees to execute any and all documents, and to render such assistance as may, in the opinion of Franchisor's counsel, be reasonable and necessary to carry out such defense or prosecution.
      E. Franchisee shall operate, advertise and promote its Franchised Restaurant under the name "Flanigan's Seafood Bar and Grill", without a prefix or suffix, and shall use no other name, unless agreed to by Franchisor in advance, in writing. Franchisee shall not use the Proprietary Marks as part of Franchisee's corporate or other legal name, nor hold out or otherwise employ the Proprietary Marks to perform any activity, or to incur any obligation or indebtedness, in such a manner as could reasonably result in making Franchisor liable therefor.
      F. Franchisee expressly acknowledges and agrees that this franchise of the Proprietary Marks is non-exclusive, and that Franchisor has and retains the rights, among others:
      i. To grant other franchises for the Proprietary Marks, in addition to those franchises already granted to existing franchisees;
      ii. To use the Proprietary Marks in connection with the sale of food and other products at wholesale and retail; and
      iii. To develop and establish other systems for the same or similar products and services utilizing the same or similar Proprietary Marks, or any other proprietary marks, and to grant franchises thereto without providing Franchisee any right therein.
      G. Franchisee understands and acknowledges that each and every detail of Franchisor's system is important to Franchisee and Franchisor in order to develop and maintain high and Uniform standards of quality and service and hence to protect and enhance the reputation and goodwill of Franchisor. Franchisee accordingly agrees:
      i. To use, promote and offer for sale under the Proprietary Marks only those products and services which meet Franchisor's prescribed standards and specifications, as they may be revised by Franchisor from time to time.
      ii. To refrain from using any of the Proprietary Marks in conjunction with any other word or symbol without Franchisor's prior written consent.
      iii. To adopt and use the Proprietary Marks franchised hereunder solely in the manner prescribed by Franchisor.
      iv. To observe all such requirements with respect to service mark, trademark and copyright notices, fictitious name registrations and the display of the legal name or other identification of Franchisor as Franchisor may direct in writing from time to time.
      v. To execute all documents requested by Franchisor or its counsel that are necessary to obtain protection for the Proprietary Marks or to maintain their continued validity or enforceability, and to take no action that would jeopardize the validity or enforceability thereof.
      H. If it becomes advisable at any time, in Franchisor's sole discretion, for the Franchisor and/or Franchisee to modify or discontinue use of the Proprietary Marks and/or use one or more additional or substitute marks, Franchisee agrees to comply therewith and the sole obligation of Franchisor shall be to reimburse Franchisee for its reasonable out-of-pocket costs of complying with this obligation.
      7. Confidential Operations Manual
      A. In order to protect the reputation and goodwill of Franchisor and to maintain uniform standards of operation under Franchisor's Proprietary Marks, Franchisee shall conduct Franchisee's business in accordance with Franchisor's Confidential Operations Manual, (hereinafter the "Manual"), and shall comply with and adhere to each standard, procedure, rule, regulation, policy and technique therein. Franchisee acknowledges having received one (1) copy of the Manual on loan from Franchisor for the term of this Agreement.
      B. Franchisee shall, at all times, treat the Manual and any other manuals created for or approved for use in the operation of the Franchised Restaurant, and the information contained therein, as confidential, and shall use all reasonable efforts to maintain such information as secret and confidential. Franchisee shall not, at any time, without Franchisor's prior written consent, copy, duplicate, record or otherwise reproduce the foregoing materials, in whole or in part, nor otherwise make the same available to any unauthorized person.
      C. Franchisor shall have the right to add to and otherwise modify the Manual from time to time to reflect changes in services and products, standards of product quality or service, provided that no such addition or modification shall alter Franchisee's fundamental status and rights under this Agreement. The Franchisee shall at all times insure that Franchisee's copy of said Manual is kept current and up-to-date, and in the event of any dispute as to the contents of said Manual, the terms of the master copy of the Manual maintained by Franchisor at Franchisor's principal office shall control.
      8. Confidential Information
             Franchisee  shall  not,  during  the  term  of  this  Agreement  or thereafter, communicate, divulge, or use for the benefit of any other person, persons, partnership, association or corporation any confidential information, knowledge, or know-how concerning the construction methods or operation of the Franchised Restaurant which may be communicated to Franchisee, or of which Franchisee may be apprised, by virtue of Franchisee's operation under the terms of this Agreement. Franchisee shall divulge such confidential information only to such of Franchisee's employees as must have access to it in order to operate the Franchised Restaurant. Any and all information, trade secrets, knowledge and know-how, including, without limitation, drawings, materials, equipment, techniques, products, recipes and other data, which Franchisor designates as confidential shall be deemed confidential for purposes of this Agreement, except information which Franchisee can demonstrate came to Franchisee's attention prior to disclosure thereof by Franchisor; or which, at the time of disclosure by Franchisor to Franchisee, had become a part of the public domain, through publication or communication by others, or which, after disclosure to Franchisee by Franchisor, becomes a part of the public domain, through publication or communication by others.
      9. Accounting and Records
      A. During the term of this Agreement, Franchisee shall maintain and preserve, for at least three (3) years from the date of their preparation, or such greater period as may be required by applicable law, full, complete and accurate books, records and accounts in accordance with generally-accepted accounting principles and in the form and manner prescribed by Franchisor from time to time in writing, including, without limitation, all customer lists, employee records, sealed cash register tapes with non-resettable totals, sales invoices, cash receipts, purchase records, accounts payable, cash disbursement records, inventory records, general ledgers, itemized bank deposit slips and bank statements, copies of sales tax returns and copies of Franchisee's state and federal income tax returns.
      B. For purposes of this Franchise Agreement, weekly, monthly, fiscal quarter, and fiscal year shall mean the same reporting periods as used by Franchisor.
      C. Franchisee, on or before Monday of each week, shall deliver to Franchisor (i) a full and complete statement, in such form as Franchisor may require, certified by Franchisee to be correct, of gross sales for the prior week (ending Sunday), and such other data, information and supporting records as the Franchisor may from time to time require, and (ii) payment of all Royalties, advertising contributions and other charges due for such prior week.
      D. Franchisee shall, at Franchisee's expense, submit to Franchisor by the thirtieth (30th) day after the end of each month, a monthly statement, on forms prescribed by Franchisor, accurately reflecting all gross sales, the sources of all gross sales and expenses for the preceding month and such other data or information as Franchisor may require.
      E. Franchisee, shall, at Franchisee's expense, submit to Franchisor an unaudited fiscal quarterly profit and loss statement (in the form prescribed by Franchisor) showing the sources of all income and the amounts expended during the fiscal quarter and a balance sheet within forty five (45) days of the end of each fiscal quarter during the term hereof. Each quarterly profit and loss statement and balance sheet shall be signed by Franchisee attesting that it is true and correct.
      F. Franchisee, at Franchisee's expense, shall submit (in form prescribed by Franchisor) a fiscal year balance sheet and statement of profit and loss, showing the sources of all income and the amounts expended during the fiscal year within sixty (60) days of the end of each fiscal year during the term hereof. Each annual balance sheet and statement of profit and loss shall be signed by Franchisee attesting that it is true and correct.
      G. Franchisee, at Franchisee's expense, shall telecommunicate or telephone Franchisor, on or before 9:00 a.m., on Monday of each week, at a designated telephone number to be given to Franchisee by Franchisor, to report the following items for the prior week:

      Gross Sales - Food, Liquor, and Other Income Total; and Such other items as may be reasonably requested from time to time by Franchisor in the same manner as reported by managers of Franchisor-owned restaurants. Time is of the essence. Failure to report the items referred to herein shall constitute a default.
      H. Franchisee shall also submit to Franchisor, for review and auditing, such other reports, records, information and data as Franchisor may reasonably designate, in the form and at the time and place reasonably required by Franchisor, upon request, and as specified from time to time in the Manual or otherwise in writing.
      I. Franchisee, if a partnership, shall submit to Franchisor, within ninety
(90) days after the end of Franchisee's fiscal year during the term of this Agreement, a list of all partners and the respective interest in Franchisee held by each as of the end of each fiscal year. Franchisee, if a corporation, shall submit to Franchisor, within ninety (90) days after the end of Franchisee's fiscal year during the term of this Agreement, a list of all shareholders and the respective interests in Franchisee held by each as of the end of each fiscal year; provided, however, that if Franchisee's shares are publicly traded, the list of shareholders required shall include only those owning five (5'b) percent or more of the shares outstanding.
      J. Franchisee shall record all food and beverages sales on-cash registers approved by Franchisor, which shall contain devices that will record accumulated sales.
      K. Franchisor, or its designated agents, shall have the right, at all reasonable times, to examine and copy, at its expense, the books, records, tax returns and other records of Franchisee, including the books and records of any corporation or partnership which holds the Franchise. Franchisor shall also have the right, at any time, to have an independent audit made of the books and records of Franchisee, including books and records of any corporation or partnership which holds the Franchise. If an inspection should reveal that payments have been understated in any report to Franchisor, then Franchisee shall immediately pay to Franchisor the amount understated upon demand, in addition to interest from the date such amount was due until paid, at the maximum rate permitted by law. If an inspection discloses an understatement of payment in any report of two (2%) percent or more, Franchisee shall, in addition, reimburse Franchisor for any and all costs and expenses connected with the inspection (including, without limitation, reasonable accounting and attorneys' fees and charges and expenses of Franchisor's agents and employees and their room, board and compensation). The foregoing remedies shall be in addition to any other remedies Franchisor may have, including, without limitation, the remedies for default.
      10. Advertising
             Recognizing  the value of  advertising  and the  importance  of the standardization of advertising programs to the furtherance of the goodwill and public image of the System, the parties agree as follows:
      A. All advertising by Franchisee in any medium shall be conducted in a dignified manner and shall conform to such standards and requirements as Franchisor may specify from time to time in writing. Franchisee shall submit to Franchisor (by certified mail, return receipt requested), for its prior approval (except with respect to prices to be charged), samples of all advertising and promotional plans and materials that Franchisee desires to use and that have not been prepared or previously approved by Franchisor. If written disapproval thereof is not received by Franchisee within fifteen (15) days from the date of receipt by Franchisor of such materials, Franchisor shall be deemed to have given the required approval.
      B. Franchisor may offer, from time to time, to provide, upon Franchisee's request and at Franchisee's expense, approved local advertising and promotional plans and materials, including, without limitation, newspaper slicks, promotional leaflets and coupons.
      C. Any advertising or promotional material which is delivered to Franchisee by Franchisor, at Franchisee's request, shall be billed to Franchisee at Franchisor's cost, plus fifteen (15%) percent and the cost of shipping. Said amount shall be paid within twenty (20) days of invoice date.
      D. Franchisee shall honor and accept all discount cards, coupons and gift certificates sold by Franchisor and Franchisee shall have the right to deduct from its weekly gross sales the amount of the charge on said discount cards, coupon redemptions and gift certificates.
      11. Insurance
      A. Franchisee shall procure prior to the commencement of business, and maintain in full force and effect during the term of this Agreement, at Franchisee's expense, an insurance policy or policies protecting Franchisee, Franchisor, any prime lessor and/or any mortgagee, and their officers, directors, partners and employees, against any loss, liability, personal injury, death, property damage or expense whatsoever from fire, lightning, theft, vandalism, malicious mischief and the perils included in the extended coverage endorsement, arising or occurring upon or in connection with the Franchised
Restaurant, or by reason of the operation or occupancy of the Franchised Restaurant, as well as other insurance applicable to such other special risks created by Franchisee's affiliated businesses, if any, as Franchisor may reasonably require for its own and Franchisee's protection.
      B. Such policy or policies shall be written by an insurance company or insurance companies satisfactory to Franchisor, rated AA or better by Alfred M. Best & Company, Inc. and which are members of the Florida Guarantee Fund, and shall include, at a minimum, (except as additional coverages and higher policy limits may reasonably be specified for any franchises from time to time by Franchisor), the following:
      i. Comprehensive general liability insurance, including premises liability, product liability, completed operations, independent contractor coverage, employees as additional insureds, liquor liability, personal and advertising injury, contractual liability, knowledge of occurrence and notice of occurrence with a combined single limit of Five Hundred Thousand Dollars ($500,000.00), including bodily injury and property damage combined, or such greater amounts or such additional coverages as may be required by the prime lease or sublease for the Franchised Restaurant or by applicable law.
      ii. Comprehensive automobile liability insurance, including both owned and non-owned automobiles, hired car and employers non-ownership liability with a combined single limit of Five Hundred Thousand Dollars ($500,000.00), including bodily injury and property damage combined, or such greater amounts or such additional coverages as may be required by the prime lease or sublease for the Franchised Restaurant or by applicable law.
      iii. Workers' compensation and employer's liability insurance as well as such other insurance as may be required by statute or rule of the state in which the Franchised Restaurant is located.
      iv. Fire, vandalism, and extended coverage insurance with primary and excess limits shall be written to cover the building, (where required), improvements, betterments and contents, including inventory, for the full insurance replacement value as determined by the Franchisor, Franchisee or as required by any lease or sublease. The perils covered shall be "All Risk" or as known in the insurance industry as "Special Form".
      v. Business interruption insurance for the primary benefit of Franchisee covering loss of business due to fire and the risks now or hereafter embraced by "all risk" coverage in the amount equal to the fixed rent, additional rent, other fixed operating costs and loss of income for at least one (1) year.
      vi. Plate glass insurance, if required by the terms of any lease or sublease for the premises of the Franchised Restaurant.
      C. All insurance policies maintained by Franchisee pursuant to the terms hereof shall name Franchisor, any prime lessor and/or any mortgagee as additional insureds in such policy or policies.
      D. No later than fifteen (15) days before the date on which any construction is commenced and on or before each policy renewal date thereafter, Franchisee shall submit evidence of satisfactory insurance and proof of payment therefor to Franchisor, any prime lessor and/or any mortgagee, together with, upon request, original or duplicate copies of all policies and policy amendments. The evidence of insurance shall include a statement by the insurer that the policy or policies will not be cancelled or materially altered without at least sixty (60) days' written notice to Franchisor, any prime lessor and/or any mortgagee.
      E. Franchisee's obligation to obtain and maintain the foregoing policy or any insurance which may be maintained by Franchisor, nor shall Franchisee's performance of that obligation relieve Franchisee of liability under the indemnity provisions set forth in Paragraph [17] of this Agreement.
      F. Upon thirty (30) days prior written notice to Franchisee, the Franchisor may increase the minimum liability protection requirements to be effective on the thirtieth (30th) day following written notice to Franchisee and require different or additional kinds of insurance at any time, to reflect inflation, changes in standards of liability or higher damage awards in public or product liability litigation or other relevant changes in circumstances.
      G. After written notice to Franchisee, if Franchisee, for any reason, fails to procure or maintain the insurance required by or pursuant to this Agreement (or as required for all franchisees from time to time by the Manual), Franchisor shall have the right and authority (without, however, any obligation to do so) to immediately procure such insurance and to charge same to Franchisee, which charges, together with a reasonable fee for Franchisor's expenses in so acting and interest calculated at the maximum rate permissible by law, shall be payable by Franchisee upon notice.
      12. Transferability of Interest
      A. Franchisee understands and acknowledges that the rights and duties created by this Agreement are personal to Franchisee, or its owner(s), and that Franchisor has granted the franchise in reliance upon the individual or collective character, skill, aptitude, attitude, business and financial capacity of Franchisee or its owner(s). Neither Franchisee nor its owner(s), nor any partner or shareholder of Franchisee shall, without Franchisor's prior written consent, voluntarily or involuntarily, directly or indirectly, sell, assign, transfer, convey, subdivide, subfranchise, pledge, mortgage or otherwise encumber any interest in this franchise, nor shall any owner, partner or shareholder of Franchisee (if Franchisee is a partnership or privately held corporation), voluntarily or involuntarily, directly or indirectly, transfer, sell, assign, convey, subdivide, subfranchise, pledge, mortgage or encumber its interest in Franchisee. A "sale" shall mean voluntarily or involuntarily, directly or indirectly, an assignment, a sale of the franchise, or a sale of more than twenty-five (25%) percent of the stock of Franchisee's corporation, or, if a partnership, a sale of more than a twenty-five (25%) percent interest in the cash flow, profits and losses of the partnership, including by operation of law. If a sale shall occur without Franchisor's prior written consent, it shall be a material default of this Agreement. Franchisor shall not unreasonably withhold its consent to a transfer of any interest in this franchise or in Franchisee, subject to the conditions set forth below. Franchisee acknowledges and agrees that each condition which must be met by the proposed assignee of the Franchisee and/or proposed assignee of the shareholders or proposed assignee of the partnership interest of the Franchisee, as the case may be, is necessary for such full performance of the obligations hereunder.
      i. Franchisor shall consider, among other things, the qualifications, character, apparent ability and credit worthiness of the proposed assignee and such other factors as Franchisor deems appropriate.
      ii. There shall be no existing default in the performance or observance of any of Franchisee's obligations hereunder.
      iii. All ascertained or liquidated debts of Franchisee and parent or affiliate, owed or due to Franchisor or any of its affiliates, have been paid or assumed by assignee.
      iv. The proposed assignee must satisfactorily demonstrate to Franchisor that it meets reasonable financial standards, which standards shall not be more stringent than the standards applicable to new franchise operators at the time of the proposed assignment.
      v.  Prior to the  assignment,  the  proposed  assignee  shall  attend  and satisfactorily complete Franchisor's training program for new franchise operators, and pay a tuition fee of Five Thousand Dollars ($5,000.00).
      vi. The proposed assignee must satisfactorily demonstrate management, business and educational experience reasonably consistent, in the opinion of the Franchisor, with the nature and extent of obligation of a franchisee.
      vii. The proposed assignee shall have executed and agreed to be bound by the Franchisor's then current form of Franchise Agreement and such ancillary agreements as are then customarily used by the Franchisor in the grant of franchises for "Flanigan's Seafood Bar and Grill" restaurants, which shall provide for the royalty and service fees and advertising contributions then charged by the Franchisor to its franchisees and a term equal to the balance of the term of this Agreement.
    viii. Franchisee and all of the principals, shareholders, officers and directors of Franchisee shall agree to an unconditional release of rights under this Franchise Agreement and shall release and discharge Franchisor from all duties and obligations to Franchisee in connection with this franchise as of the effective date of the assignment.
      ix. Franchisee shall obtain and submit evidence satisfactory to Franchisor of all required approvals of federal, state and local governmental entities, agencies or instrumentalities thereof or of any third person, including but not limited to, approval for the transfer of the lease, if any, or issuance of a new liquor license, if available, in the jurisdiction in which Franchisee's Restaurant is located.
      x. Any proposed transferee of Franchisee or proposed shareholders of Franchisee, as the case may be, must meet the criteria established by Franchisor for qualification of a new franchisee, and Franchisor must approve in writing the individual designated as "restaurant operator" by Franchisee.
      xi. Franchisor reserves the right to refuse to consent to any proposed assignment that would result in Franchisor having any increased risk, burden or chance of not obtaining performance, provided such consent is not unreasonably withheld. Any approved assignment will not relieve the Franchisee of personal liability to Franchisor for Royalties and advertising payments unless the proposed assignee or its principals have a financial statement of equal or greater net worth than the Franchisee or its principals, in which event the Franchisee and its principals shall be released from personal liability by
Franchisor. In the event the proposed assignee does not have a financial statement with a net worth equal to or greater than the net worth of the Franchisee, or its principals, then the Franchisee and its principals may be released from personal liability by Franchisor if the assignee remains current in all obligations for a period of eighteen (18) months.
      xii. 1n the event Franchisee requests Franchisor to approve an assignment, Franchisee agrees to produce a signed copy of the Agreement for Sale and Purchase of Franchise. Franchisor shall have no obligation to consider any request or consent to any assignment if it does not receive such copy of the offer.
      xiii. Any assignment or attempt by Franchisee to assign any of its rights or interests under this Agreement without having received the prior written consent of Franchisor shall constitute a material breach of this Agreement, and Franchisor shall have the right to terminate this Agreement upon written notice to Franchisee.
      xiv. Prior to the transfer of the franchise, Franchisee will be required to pay a transfer fee of fifty (50%) percent of the then current Franchise Fee for a new franchise, but in no event less than Five Thousand Dollars ($5,000.00) to cover Franchisor's administration and other expenses in connection with the transfer.
      B. Franchisor has the right to assign this Franchise Agreement in conjunction with the assignment of all of its franchise agreements only, provided Franchisor receives the written consent of a majority of its franchisees, which consent shall not be unreasonably withheld and the assignee shall assume responsibility to fulfill all contractual obligations hereunder to Franchisee.
             If Franchisor  receives any bonafide offer from a third party which offer includes the purchase of Franchisor's interest as franchisor in all of its franchise agreements, Franchisee shall notify each franchisee in writing of such offer, including in such notice the names and addresses of the real parties in interest and copies of their resumes, including therein each individuals' experience in the restaurant industry. Each franchisee shall have ten (1O) days after receipt of such written notice from the Franchisor to send written notice to the Franchisor either approving or disapproving of the proposed transaction. Failure of any franchisee to notify Franchisor of its approval or disapproval of the proposed transaction within said ten (1O) day period shall be considered the approval of such franchisee.
      C. Franchisee represents that, as of the execution of this Agreement, its equity is owned as shown in Attachment D attached hereto. If Franchisee, or any approved successor thereof, is a partnership or privately-held corporation, Franchisee shall submit to Franchisor, prior to any proposed transfer, and at any other time upon request, a list of all general and limited partners or stockholders of record reflecting their respective present and/or proposed interest in Franchisee, in such form as Franchisor may require.
      D. If Franchisee receives any bona fide offer from a third party to purchase this franchise, Franchisee shall notify Franchisor in writing of such offer, and Franchisor shall have the right and option, exercisable within ten
(10) days after receipt of such written notice, to send written notice to Franchisee that Franchisor or its nominee intends to purchase Franchisee's interest on the same terms and conditions offered by the third party. In the event the consideration, terms and/or conditions offered by the third party are such that Franchisor or its nominee may not reasonably be able to furnish the same consideration, terms and/or conditions, then Franchisor or its nominee, as appropriate, may purchase the interest in the Franchised Restaurant proposed to be sold for the reasonable equivalent in cash. If the parties cannot agree, within a reasonable time, on the reasonable equivalent in cash of the consideration, terms. and/or conditions offered by the third party, an independent appraiser shall be designated by Franchisor, and its determination shall be binding. Any material change in the terms of any offer prior to Closing, or the failure of Franchisee to close within sixty (60) days of written notice to Franchisor pursuant to this Paragraph[12][D], shall constitute a new offer subject to the same rights of first refusal by Franchisor or its nominees in the case of an initial offer. Failure of Franchisor to exercise the option afforded by this Paragraph [12][D] with respect to the proposed transfer shall not be deemed a default under this Agreement. Franchisor shall not have a right of first refusal as provided in this Paragraph [12][D] for any transfer between or among the initial equity owners in Franchisee identified in Attachment D to this Agreement.
      E. Upon the death or permanent incapacity of Franchisee, an owner of Franchisee, the executor, administrator, conservator or other personal representative of such person shall transfer his interest to the heirs or beneficiaries of such person or to a third party approved by the Franchisor within a period of twelve (l2) months. Such transfers, including, without limitation, transfers by devise or inheritance or trust provisions, shall be subject to the same conditions for transfers contained in this Agreement.
Failure to so dispose of such interest within said period of time shall constitute a breach of this Agreement. For the purposes of Paragraph [12][E] hereof, Franchisee shall be deemed to have a "permanent incapacity" If the usual, active participation in the Franchised Restaurant by Franchisee as contemplated pursuant to this Agreement is for any reason curtailed for a continuous period of six (6) months.
      The Franchisor's consent to a transfer of any interest subject to the restrictions of this Paragraph, shall not constitute a waiver of any claims it may have against the Franchisee, nor shall it be deemed a waiver of the Franchisor's right to demand exact compliance with any of the terms or conditions of the Franchise Agreement by the assignee.
      Pending such transfer, the Franchisor shall, if requested, appoint a manager to operate the Franchised Restaurant for the account of Franchisee. If after the death or permanent disability of Franchisee or of an owner of Franchisee, the Franchised Restaurant is not being managed by a competent and trained manager, (as determined by the Franchisor in its sole discretion), the Franchisor is authorized to immediately appoint a manager to maintain the operation of the Franchised Restaurant for a period not to exceed twelve (12) months or until an approved assignee shall be able to assume the management and operation of the Franchised Restaurant. All funds from the operation of the Franchised Restaurant during the period of management by the Franchisor's appointed manager shall be kept in a separate fund and all expenses of the Franchised Restaurant, including compensation, other costs and travel and living expenses of the Franchisor's appointed manager, shall be charged to such fund. As compensation for the management services provided, in addition to the Royalties due hereunder, the Franchisor shall charge such fund five (5%) percent of gross sales of the Franchised Restaurant during the period of management by the Franchisor's appointed manager. Operation of the Franchised Restaurant during any such period shall be for and on behalf of Franchisee, provided that the Franchisor shall only have a duty to utilize its best efforts in the operation of the Franchised Restaurant and shall not be liable to Franchisee for any debts, losses or obligations incurred by the Franchised Restaurant, or to any creditor of Franchisee for any products, materials, supplies or services purchased by the Franchised Restaurant during any period in which it is managed by the Franchisor's appointed manager. In the event that the fund maintained by the Franchisor is insufficient to pay the expenses of the Franchised Restaurant in a reasonable business-like manner, the Franchisor shall so notify Franchisee or the executor, administrator, conservator or other personal representative of Franchisee or owner of Franchisee, and such person shall within five (5) business days deposit in the fund such amount as shall be required by the Franchisor to attain a reasonable balance in the fund. The failure of such person to deposit the amounts required hereunder shall constitute a default under this Agreement.
      F. Franchisee shall grant no security interest in any of the assets of the Franchised Restaurant, including any liquor licenses applicable thereto, without the prior written consent of the Franchisor and unless the secured party agrees that in the event of any default by Franchisee under any documents related to the security interest, the Franchisor shall have the right and option, in its discretion, to be substituted as obligor to the secured party and to cure any default of Franchisee.
      G. The Franchisee may be assigned to a newly organized partnership or corporation that conducts no business other than the Franchised Restaurant, which is actively managed by Franchisee and in which Franchisee owns and controls not less than fifty-one (51%) percent of the general partnership interest or the equity and voting power of all issued and outstanding capital stock. The articles of partnership, partnership agreement, articles of incorporation, bylaws and other organizational documents of such partnership or corporation shall recite that the issuance and transfer of any interest therein is restricted by the terms of Paragraph 13 of this Agreement and all issued and outstanding stock certificates of such corporation shall bear the following restrictive legend:

      The transfer of this stock is subject to the terms and conditions of a Franchise Agreement with Flanigan's Enterprises, Inc. dated ____________."

      H. Each partner or shareholder of Franchisee at any time during the term of the Franchise shall execute an agreement in a form furnished or approved by the Franchisor undertaking to be bound jointly and severally by all provisions of this Agreement. Franchisee shall furnish to the Franchisor at any time upon request, in such form as the Franchisor may require, a list of all general and limited partners or stockholders of record reflecting their respective interests in Franchisee.
      I. Franchisor's consent to a transfer of any interest subject to the restrictions of this Paragraph [12] shall not constitute a waiver of any claims it may have against the Franchisee, nor shall it be deemed a waiver of Franchisor's right to demand exact compliance with any of the terms of this Agreement by the assignee.
      13. Default and Termination
      A. Franchisee shall be deemed to be in default under this Agreement, and all rights granted herein shall automatically terminate without notice to Franchisee, if Franchisee or the Franchised Restaurant: (i) becomes insolvent by reason of its inability to pay debts as they mature or makes a general assignment for the benefit of creditors or admits its inability to pay obligations as they come due; (ii) files a voluntary petition in bankruptcy or any pleading seeking any reorganization, liquidation, dissolution or composition or other settlement with creditors under any law which is not dismissed within thirty (30) days or such a petition is filed against and consented to by Franchisee; (iii) Franchisee is adjudicated bankrupt or insolvent; (iv) a bill in equity or other proceeding for the appointment of a receiver or other custodian for the assets or substantially all of the assets of Franchisee or the Franchised Restaurant is filed and consented to by Franchisee; (v) a receiver or other custodian (permanent or temporary) of Franchisee's assets or property, or any part thereof, is appointed by any court of competent jurisdiction; (vi) proceedings for a composition with creditors under any state or federal law are instituted by or against Franchisee; (vii) if a final judgment remains unsatisfied or of record for thirty (30) days or longer (unless supersedeas bond is filed); (viii) execution is levied against Franchisee's Franchised Restaurant or property, or suit to foreclose any lien or mortgage against the premises or equipment is instituted against Franchisee and not dismissed within thirty (30) days; or (ix) the real or personal property of Franchisee's Franchised Restaurant shall be sold after levy thereupon by any sheriff, marshal, or constable.
      B. Upon the occurrence of any of the following, Franchisee shall be deemed to be in default upon receipt of written notice from Franchisor, and Franchisor may, at its option, terminate this Agreement and all rights granted hereunder, without affording Franchisee any opportunity to cure the default:
      i. If Franchisee abandons or ceases to do business at the Franchised Restaurant, or if its license to serve alcoholic beverages has been terminated or suspended for more than thirty (30) days, or it loses the right to possession of the premises or otherwise forfeits the right to operate the Franchised Restaurant in the jurisdiction where the Franchised Restaurant is located, provided, however, that if any such loss of possession results from the governmental exercise of the power of eminent domain, or if, through no fault of Franchisee, the premises are damaged or destroyed by a disaster such that they cannot, in Franchisor's judgment, reasonably be restored, then, in either of such events, this Agreement shall not be terminated for that reason for thirty
(30) days thereafter, provided Franchisee applies within that time for approval to relocate to other premises for the remainder of the term hereof, which approval shall not unreasonably be withheld.
      ii. If a threat or danger to public health or safety results from the construction, maintenance or operation of the restaurant franchised hereunder.
      iii. If Franchisee is convicted of or pleads no contest to a felony or to a crime involving moral turpitude, fraud, theft, dishonesty, misconduct or any other crime or offense that is reasonably likely, in the sole opinion of Franchisor, to adversely affect the System, the Proprietary Marks, the goodwill associated therewith, or Franchisor's interest therein.
      iv. If Franchisee copies or duplicates any System materials or purports to transfer ownership or possession of any components or materials without the prior written consent of Franchisor.
      v. If Franchisee or any partner or shareholder in Franchisee purports to transfer any rights or obligations under this Agreement or any interest in Franchisee to any third party without Franchisor's prior written consent, contrary to the terms of Paragraph [12] of this Agreement.
      vi. If Franchisee fails to comply with the covenants in Paragraph [15] hereof.
      vii. If Franchisee discloses or divulges the contents of the Manual or other trade secret or confidential information provided to Franchisee by Franchisor contrary to Paragraph [9] hereof.
    viii. If an approved transfer is not effected within twelve (12) months following Franchisee's death or permanent incompetency as required by Paragraph [12] hereof.
      ix. If Franchisee on two (2) or more separate occasions within any one (1) year period fails or refuses to submit when due weekly reports or other data, information or supporting records; to pay when due the Royalties, advertising contributions, any amounts due for products and services purchased from Franchisor or its affiliates, or other payments due to Franchisor or creditors of the Franchised Restaurant; to comply with the advertising and promotion commitments of Franchisee hereunder or otherwise repeatedly fails or refuses to comply with this Agreement, whether or not such failures or refusals are corrected after notice thereof is delivered to Franchisee.
      x. If Franchisee submits two (2) or more fiscal quarter, fiscal year, or annual financial statements, other information, sales or income tax returns or supporting records to Franchisor that understate by two (2%) percent or more, the fees heretofore computed and paid by Franchisee or which materially distort any other pertinent information.
      xi. If Franchisee has made any material misrepresentations or misstatements on its application for the franchise or with respect to ownership of the franchise.
      xii. If Franchisee defaults under any sublease agreement, security agreement or any other agreement between Franchisor and Franchisee respecting the operation of the Franchised Restaurant.
    xiii. If Franchisee, or an owner of Franchisee, is convicted of the Beverage Regulations or signs more than one (1) stipulation to resolve any charges levied by the Division of Alcoholic Beverages and Tobacco of the State of Florida against the liquor license used at the Franchised Restaurant.
      C. Except as provided in Paragraphs [13][A], [13][B] and [13][0] of this Agreement, Franchisee shall have thirty (30) days after its receipt from Franchisor of a written Notice of Termination within which to remedy any default hereunder and provide evidence thereof to Franchisor. If any such default is not cured within that time or such longer period as applicable law may require, this Agreement shall terminate without further notice to Franchisee, effective immediately upon the expiration of the thirty (30) day period or such longer period as applicable law may require. Franchisee shall be in default hereunder for any failure to comply substantially with any of the requirements imposed by this Agreement, as it may from time to time reasonably be supplemented by the Manual, or to carry out the terms of this Agreement in good faith. Such defaults shall include, for example and without limitation, the occurrence of any of the following:
      i. If  Franchisee  fails to  submit  the  financial  information  or other reports required by Franchisor under this Agreement, or makes any false statements in connection therewith.
      ii. If Franchisee fails to comply with any other provision of this Agreement, the Manual or any specification, standard or operating procedure prescribed by Franchisor and does not correct such failure within thirty (30) days after written notice of such failure to comply (which notice shall describe the action that Franchisee must take) is delivered to Franchisee.
      iii. If Franchisee fails, refuses or neglects to obtain Franchisor's prior written approval or consent as required by this Agreement.
      iv. If Franchisee, by act or omission, suffers a continued violation, in connection with the operation of the Franchised Restaurant, of any law, ordinance, rule or regulation of a governmental agency, in the absence of a good faith dispute over its application or legality and without having promptly resorted to any appropriate administrative or judicial forum for relief therefrom.
      v. If Franchisee misuses or makes any unauthorized use of the Proprietary Marks or otherwise materially impairs the goodwill associated therewith or Franchisor's rights therein.
      D. Franchisee shall be deemed in default and Franchisor, at its option, on thirty (30) days written notice may terminate this Agreement if Franchisee, fails, refuses, or neglects to pay promptly any monies owing and due to Franchisor or its subsidiaries or affiliates pursuant to any provision of this Agreement or any other agreement between Franchisor and Franchisee within said thirty (30) day period.
      E. In the event the parties hereto have entered into a Purchase Agreement of even date herewith, (hereinafter the "Purchase Agreement"), pursuant to which the Franchisor has agreed to sell and Franchisee has agreed to purchase the assets of the Franchised Restaurant, Franchisee shall have the right to terminate this Agreement in accordance with the terms and conditions of the Purchase Agreement.
      14. Obligations Upon Termination
      Upon termination or expiration, this Agreement and all rights granted hereunder to Franchisee shall forthwith terminate, and:
      A. Franchisee shall strictly observe the provisions of Paragraph [6][A] of this Agreement.
      B. Franchisee shall immediately cease to operate the Franchised Restaurant and shall not thereafter, directly or indirectly, represent to the public or hold itself out as a present or former franchisee of Franchisor.
      C. Franchisee shall immediately and permanently cease to use, by advertising or in any other manner whatsoever, any equipment, format, confidential methods, procedures and techniques associated with the System; the name and any Proprietary Marks and distinctive trade dress, forms, slogans, signs, symbols or devices associated with the System and return the same to Franchisor. In particular, Franchisee shall cease to use, without limitation, all signs, fixtures, furnishings, equipment, advertising materials, stationery, forms and any other articles which display the Proprietary Marks associated with the System.
      D. Franchisee shall take such action as may be necessary to cancel any assumed name or equivalent registration which contains the name or any other servicemark or trademark of Franchisor, and Franchisee shall furnish Franchisor with evidence satisfactory to Franchisor of compliance with this obligation within ten (1O) days after termination or expiration of this Agreement. If Franchisee fails to execute any such documents, Franchisor or its designee may do so as agent for and on behalf of Franchisee, and Franchisee hereby irrevocably constitutes and appoints Franchisor or its designee its attorney-in-fact (as coupled with an interest) for such purpose. This power of attorney shall survive the termination of this Agreement.
      E. Franchisee shall notify the Division of Alcoholic Beverages and Tobacco and the Department of Revenue of the State of Florida of a change in the tradename, trademark and/or servicemarks used by Franchisee and in the event Franchisee fails to do so, the Franchisor shall have the right to notify the Division of Alcoholic Beverages and Tobacco and the Department of Revenue of the State of Florida of such change on behalf of Franchisee.
      F. Franchisee shall notify the telephone company and all listing agencies of the termination or expiration of Franchisee's right to use any telephone number and any regular, classified or other telephone directory listings associated with the Proprietary Marks and to authorize transfer of same to or at the direction of Franchisor. Franchisee acknowledges that as between the Franchisor and Franchisee, the Franchisor has the sole rights to and interest in all telephone numbers and directory listings associated with the Proprietary Marks and Franchisee authorizes the Franchisor. and hereby appoints the
Franchisor as its attorney-in-fact, to direct the telephone company and all listing agencies to transfer same to Franchisor or its designee, should Franchisee fail or refuse to do so, and the telephone company and all listing agencies may accept such direction or this Agreement as conclusive of the exclusive rights of Franchisor in such telephone numbers and directory listings and its authority to direct their transfer.
      G. Franchisee agrees, in the event Franchisee continues to operate or subsequently begins to operate any other business, not to use any reproduction, counterfeit, copy or colorable imitation of the Proprietary Marks either in connection with such other business or the promotion thereof which is likely to cause confusion, mistake or depreciation, or which is likely to dilute Franchisor's exclusive rights in and to the Proprietary Marks and further agrees not to utilize any designation of origin or description or representation which falsely suggests or represents an association or connection with Franchisor so as to constitute unfair competition. Franchisee shall make such modifications or alterations to the premises operated hereunder (including, without limitation, changing the telephone number) immediately upon termination or expiration of this Agreement as may be necessary to prevent the operation of any business thereon by Franchisee or others in derogation of this Paragraph [14] and shall make such specific additional changes thereto as Franchisor may reasonably request for that purpose. In the event Franchisee fails or refuses to comply with the requirements of this Paragraph [14], Franchisor shall have the right to enter upon the premises where Franchisee's franchised business was conducted, without being guilty of trespass or any other tort, for the purpose of making or causing to be made such changes as may be required at the expense of Franchisee, which expense Franchisee agrees to pay upon demand.
      H. Franchisee shall pay all sums owing to Franchisor and its subsidiaries and affiliates within five (5) days of the date of termination or expiration of this Agreement, or such later date that the amounts due to Franchisor are determined. In the event of termination for any default of Franchisee, such sums shall include all damages, costs and expenses, including reasonable attorney's fees incurred by Franchisor as a result of the default, which obligation shall give rise to and remain, until paid in full, a lien in favor of Franchisor against any and all of the personal property, fixtures, equipment and inventory owned by Franchisee and on the premises at the time of default.
      I. Franchisee shall pay to Franchisor all damages, costs and expenses, including reasonable attorney's fees, incurred by Franchisor subsequent to the termination or expiration of the franchise herein granted in obtaining injunctive or other relief for the enforcement of any provisions of this Paragraph [14].
      J. Franchisee shall immediately turn over to Franchisor all manuals, including the Manual, records, files, instructions, correspondence, all materials related to operating the Franchised Restaurant, including, without limitation, brochures, agreements, disclosure statements, and any and all other materials relating to the operation of the Franchised Restaurant in Franchisee's possession, and all copies thereof (all of which are acknowledged to be Franchisor's property), and shall retain no copy or record of any of the foregoing, excepting only Franchisee's copy of this Agreement and of any correspondence between the parties, and any other documents which Franchisee reasonably needs for compliance with any provision of law.
      K. Upon expiration or termination of this Agreement for any reason, except a termination of this Agreement in accordance with Paragraph [13][E] hereof, the Franchisor shall have the right for a period of thirty (30) days commencing on the date of termination to purchase from Franchisee the assets of the Franchised Restaurant including furniture, fixtures, equipment and liquor license and to obtain an assignment of Franchisee's lease for the business premises of the Franchised Restaurant.
             The  purchase  price for the  assets of the  Franchised  Restaurant shall be their fair market value, exclusive of any goodwill. If the Franchisor and Franchisee are unable to agree on the fair market value, the fair market value shall be determined by an independent appraiser selected by Franchisor. For purposes of determining the fair market value of the liquor license for the Franchised Restaurant, the appraiser shall be guided by recent sales of comparable liquor licenses in the county in which the Franchised Restaurant is located.
      The purchase price shall be paid in cash at closing, which shall take place no later than sixty (60) days after receipt by Franchisee of the Franchisor's notice of its exercise of its option to purchase the Franchised Restaurant. The Franchisor shall not assume any liabilities, debts or obligations of Franchisee in connection with any such purchase of the Franchised Restaurant by the Franchisor and Franchisee shall indemnify Franchisor from any and all claims made against the Franchisor arising out of any such purchase of the Franchised Restaurant. The Franchisor shall have the right to set off against and to reduce the purchase price by any and all amounts owed by Franchisee to Franchisor. At the closing of the purchase of the Franchised Restaurant, Franchisee and the Franchisor shall execute and deliver all documents necessary to vest title in the Franchisor free and clear of all liens and encumbrances. The Franchisor and Franchisee shall comply with all applicable law in connection with any such transfer and Franchisee shall cooperate with the Franchisor in complying with all such requirements.
             The provisions of this Paragraph [14][K] shall not operate to limit or restrict the rights and remedies of the Franchisor under any security agreement (or similar agreement) between Franchisee and Franchisor respecting the sale of the assets of the Franchised Restaurant to Franchisee.
      L. Franchisee shall comply with the covenants contained in Paragraph [10] of this Agreement.
      M. This Paragraph [14] shall not apply to the operation by Franchisee of any other franchised restaurant pursuant to any other franchise agreement between Franchisor and Franchisee.
      15. Covenants Not to Compete
      A. Franchisee covenants that during the term of this Agreement, except as otherwise approved in writing by Franchisor, Franchisee or Franchisee's restaurant manager shall devote requisite time, energy and best efforts to the management and operation of the Franchised Restaurant.
      B. Franchisee covenants during the term of this Agreement, except as otherwise approved in writing by Franchisor, that it shall not, either directly or indirectly, for itself, or through, on behalf of, or in conjunction with any person, persons, partnership or corporation:
      i. Divert or attempt to divert any business or customers of the Franchised Restaurant to any competitor, by direct or indirect inducement or otherwise, or do or perform, directly or indirectly, any other act injurious or prejudicial to the goodwill associated with Franchisor's Proprietary Marks and the System.
      ii. Employ or seek to employ any person who is at that time employed by Franchisor or by any other franchisee, or otherwise directly or indirectly to induce such person to leave his or her employment thereat.
      iii. Own, maintain, engage in, or have any interest in any restaurant business within the Market Area or the market area of any other "Flanigan's Seafood Bar and Grill" restaurant, whether franchised or owned by the Franchisor; provided, however, that this provision shall not apply to the operation by Franchisee of any other franchise which may be granted by Franchisor to Franchisee; and provided, further, that this provision shall not apply to any ownership by Franchisee of less than five (5%) percent of the outstanding equity securities in any publicly-held corporation.
      C. Franchisee covenants that for a period of two (2) years after the expiration or termination of this Agreement, or the date on which Franchisee ceases to operate the business conducted pursuant to this Agreement, whichever is later, regardless of the cause of termination, Franchisee shall not, except as otherwise approved in writing by Franchisor, either directly or indirectly, for itself, or through, on behalf of, or in conjunction with any other person, persons, partnership or corporation, do or engage in any act prescribed by Paragraph [15][B] of this Agreement, which is hereby incorporated by reference as if more fully set forth herein.
      D. Franchise understands and acknowledges that Franchisor shall have the right, in its sole discretion, to reduce the scope of any covenant set forth in Paragraphs [3][H], [15][B] and [15][C] of this Agreement, or any portion thereof, without Franchisee's consent, effective immediately upon receipt by Franchisee of written notice thereof, and Franchisee agrees that Franchisee shall comply forthwith with any covenant as so modified, which shall be fully enforceable notwithstanding the provisions of Paragraph [20] hereof.
      E. Franchisee shall require all officers, directors and holders of a beneficial interest of five (5%) percent or more of the securities of Franchisee, and of any corporation directly or indirectly controlling Franchisee, if Franchisee is a corporation, or the general partners and any limited partners, if Franchisee is a partnership, (including any corporation and the officers, directors, and holders of a beneficial interest of five (5%) percent or more of securities of a corporation which controls, directly or indirectly, any general or limited partner), to execute covenants similar to those set forth in this paragraph [15] in a form satisfactory to Franchisor.
      16. Taxes, Permits and Indebtedness
      A. Franchisee shall immediately pay when due all taxes levied or assessed by any federal, state or local tax authority, and any and all other indebtedness incurred by Franchisee in the conduct of the Franchised Restaurant. Franchisee shall pay to Franchisor an amount equal to any sales tax with respect to any payment made to Franchisor under this Agreement.
      B. In the event of any bona fide dispute as to liability for taxes assessed or other indebtedness, Franchisee may contest the validity of the amount of the tax or indebtedness in accordance with the procedures of the taxing authority or applicable law; however, in no event shall Franchisee permit a tax sale or seizure by levy of execution or similar writ or warrant, or attachment by a creditor, to occur against the premises of the Franchised Restaurant or any improvements thereon.
      C. Franchisee shall comply with all federal, state, and local laws, rules and regulations, and shall timely obtain any and all permits, certificates or licenses necessary for the full and proper conduct of the Franchised Restaurant, including, without limitation, licenses to do business, fictitious name registration and sales tax permits, health and sanitation permits and ratings, and fire clearance. Copies of all subsequent inspection reports, warnings, certificates and ratings issued by any governmental entity during the term of this Agreement in connection with conduct of the Franchised Restaurant, which indicate less than full compliance by Franchisee with any applicable law, rule or regulation, shall be forwarded to Franchisor by Franchisee within five (5) days of Franchisee's receipt thereof.
      D. Franchisee shall notify Franchisor in writing within five (5) days of the commencement of any action, suit or proceeding, or the issuance of any order, writ, injunction, award or decree of any court, agency or other governmental instrumentality, which may adversely affect the operation or financial condition of the Franchised Restaurant.
      17. Relation of Parties and Indemnification
      A. It is understood and agreed by the parties hereto that this Agreement does not create a fiduciary relationship between them, that Franchisee shall be an independent contractor, and that nothing in this Agreement is intended to constitute either party a general or special agent, legal representative, subsidiary, joint venturer, partner, employee or servant of the other for any purpose whatsoever.
      B. During the term of this Agreement and any extensions hereof, Franchisee shall hold itself out to the public as an independent contractor operating the Franchised Restaurant pursuant to a franchise from Franchisor and as an authorized user of the Proprietary Marks which are owned by Franchisor. Franchisee agrees to take such affirmative action as may be necessary to do so, including, without limitation, placing such notices of independent ownership on such forms, stationery, advertising and other materials as Franchisor may require from time to time and exhibiting a notice of that fact in a conspicuous place on the premises of the Franchised Restaurant, the content of which Franchisor reserves the right to specify.
      C. The Franchisor has not authorized or empowered Franchisee to use the Proprietary Marks except as provided by this Agreement and Franchisee shall not employ the Proprietary Marks in signing any contract, lease, mortgage, check, purchase agreement, negotiable instrument or other legal obligation, without the prior written consent of Franchisor.
      D. It is understood and agreed that nothing in this Agreement authorizes Franchisee to make any contract, express or implied agreement, warranty or representation on Franchisor's behalf, or to incur any debt or other obligation in Franchisor's name or represent that their relationship is other than franchisor and franchisee and that Franchisor shall in no event assume liability for, or be deemed liable hereunder as a result of, any such action, or by reason of any act or omission of Franchisee in Franchisee's conduct of the Franchised Restaurant or any claim or judgment arising therefrom against Franchisor. Franchisee shall indemnify and hold Franchisor harmless against any and all such claims arising directly or indirectly from, as a result of, or in connection with Franchisee's operation of the Franchised Restaurant, whether caused by Franchisee's negligent or willful action or failure to act.
      E. Franchisor shall have no liability for any sales, use, excise, gross receipts, income, property or other taxes, whether levied upon Franchisee, the Franchised Restaurant or its assets, or upon the Franchisor, in connection with the sales made, services performed or business conducted by Franchisee or the initial franchise fee, royalty and service fees, advertising contributions or other payments by Franchisee to the Franchisor (or its affiliates).
      F. Franchisee agrees to indemnify and hold Franchisor, its subsidiaries, affiliates, stockholders, directors, officers, employees, agents and assignees harmless against, and to reimburse them for, all such obligations, actual and consequential damages and taxes for which any of them is held liable and for all costs reasonably incurred by any of them in the defense of any such claim brought against any of them or in any action in which any of them is named as a party arising out of the operation of the Franchised Restaurant, including without limitation, reasonable accountants' and attorneys' and expert witness fees, costs of investigation and proof of facts, court costs, other litigation expenses and travel and living expenses. The Franchisor shall have the right to defend any such claim.
      The indemnities and assumptions of liabilities and obligations herein shall continue in full force and effect subsequent to and notwithstanding the expiration or termination of this Agreement.
      18. Approvals and Waivers
      A. Franchisor and Franchisee may by written instrument unilaterally waive or reduce any obligation of or restriction upon the other under this Agreement, effective upon delivery of written notice thereof to the other or such other effective date stated in the notice of waiver. Whenever this Agreement requires the Franchisor's prior approval or consent, Franchisee shall make a timely written request therefor, and such approval shall be obtained in writing.
      B. Franchisor makes no warranties or guarantees upon which Franchisee may rely, and assumes no liability or obligation to Franchisee, by granting any waiver, approval or consent to Franchisee, or by reason of any neglect, delay or denial of any request therefor. Any waiver granted by Franchisor shall be without prejudice to any other rights the Franchisor may have, will be subject to continuing review by Franchisor, and may be revoked, in the Franchisor's sole discretion, at any time and for any reason, effective upon receipt by Franchisee of ten (1O) days' prior written notice.
      C. Franchisor and Franchisee shall not be deemed to have waived or impaired any right, power or option reserved by this Agreement (including, without limitation, its right to demand exact compliance with every term, condition and covenant herein, or to declare any breach thereof to be a default and to terminate the Franchise prior to the expiration of its term), by virtue of any custom or practice of the parties at variance with the terms hereof; any failure by the Franchisor or Franchisee to demand strict compliance with this Agreement; any waiver, forbearance, delay, failure or omission by the Franchisor to exercise any right, power or option, whether of the same, similar or different nature, against other "Flanigan's Seafood Bar and Grill" restaurants or the acceptance by Franchisor of any payments due from Franchisee after any breach of this Agreement.
      D. Neither the Franchisor nor Franchisee shall be liable for loss or damage due to delay in its performance of its obligations resulting from transportation shortages, inadequate supply of labor, material or energy, or the right to acquire or use any of the foregoing in order to accommodate or comply with the orders, requests, regulations, recommendations or instructions of any federal, state or municipal government or any department or agency thereof; compliance with any law, ruling, order, regulation, requirement or instructions of any federal, state, or municipal government or any department or agency thereof; acts of God, acts of omissions of the other party; fires; strikes; embargoes; wars; riot; or any other cause not within the control of the obligor. Any delay resulting from any of said causes shall extend performance accordingly or excuse performance, in whole or in part, as may be reasonable. In no event shall the obligor be liable for incidental, special or consequential damages.
     19.  Notices
      Any and all notices required or permitted under this Agreement shall be in writing and shall be personally delivered or mailed by certified mail, return receipt requested, to the respective parties at the following addresses unless and until a different address has been designated by written notice to the other party.

         Notices to Franchisor:   Flanigan's Enterprises, Inc.
                                   2841 Cypress Creek Road
                                   Fort Lauderdale, Florida  33309

                                   Attention: Joseph G. Flanigan, Pres. & CEO

        Notices to Franchisee:   _______________________________________________

                                 _______________________________________________

                                 _______________________________________________

      Any notice by certified mail shall be deemed to have been given at the date and time of mailing.
      20. Entire Agreement
      This Agreement, the documents referred to herein, and the Attachments hereto, if any, constitute the entire, full and complete Agreement between Franchisor and Franchisee concerning the subject matter hereof, and supersedes all prior agreements, no other representations having induced Franchisee to execute this Agreement. No amendment, change or variance from this Agreement shall be binding on either party unless mutually agreed to in writing by the parties and executed by their authorized officers or agents in writing.
      21. Severability and Construction
      A. Except as expressly provided to the contrary herein, each section, part, term and/or provision of this Agreement shall be considered severable; and if, for any reason, any section, part, term or provision herein is determined to be invalid and contrary to, or in conflict with, any existing or future law or regulation by a court or agency having valid jurisdiction, such shall not impair the operation of, or have any other effect upon, such other sections, parts, terms and/or provisions of this Agreement as may remain otherwise intelligible, and the latter shall continue to be given full force and effect and bind the parties hereto; and said invalid sections parts, terms and/or provisions shall be deemed not to be a part of this Agreement.
      B. Except as expressly provided to the contrary herein, nothing in this Agreement is intended, nor shall be deemed, to confer upon any person or legal entity other than Franchisor or Franchisee and such of their respective successors and assigns as may be contemplated by Paragraph [12] hereof, any rights or remedies under or by reason of this Agreement.
      C. Franchisee expressly agrees to be bound by any promise or covenant imposing the maximum duty permitted by law which is subsumed within the terms of this Agreement. In the event any portion or section of this Agreement shall be held to be unenforceable by a court of competent jurisdiction, the balance of the Agreement shall remain in full force and effect.
      D. All captions in the Agreement are intended solely for the convenience of the parties, and none shall be deemed to affect the meaning or construction of any provision hereof.
      E. All references herein to the masculine, neuter or singular shall be construed to include the masculine, feminine, neuter or plural, where applicable, and all acknowledgments, promises, covenants, agreements and obligations herein made or undertaken by Franchisee shall be deemed jointly and severally undertaken by all the parties hereto on behalf of Franchisee.
      F. This Agreement may be executed in duplicate, and each copy so executed shall be deemed an original.
      22. Applicable Laws and Currency Requirement
      A. This Agreement shall take effect upon its acceptance and execution by Franchisor in the State of Florida and shall be interpreted, construed and enforced under the laws thereof, which laws shall prevail in the event of any conflict of law. Franchisee irrevocably consents to the jurisdiction and venue of any court of general jurisdiction in Broward County, Florida with respect to any proceedings arising out of or in any way connected with this Agreement. All the provisions contained in this Agreement are expressly subject to applicable state law and shall be deemed to be modified so as to comply with the terms of any such state law where there is a conflict between a provision of this Agreement and such state law.
      B. No right or remedy conferred upon or reserved to Franchisor or Franchisee by this Agreement is intended to be, nor shall be deemed, exclusive of any other right or remedy herein or by law or equity provided or permitted, but each shall be cumulative of every other right or remedy.
      C. Nothing herein contained shall bar either party's right to obtain specific performance of the provisions of this Agreement and injunctive relief against threatened conduct that will cause it loss or damages, under the usual equity rules, including the applicable rules for obtaining restraining orders and preliminary injunctions.
      D. Franchisor may enforce by judicial process its rights to terminate this Agreement as provided in Paragraph 13 hereof and any rights it may have under the sublease or any other agreements with Franchisee. Franchisee agrees to entry without bond of temporary and permanent injunctions and orders of specific performance enforcing any of the provisions of Paragraphs 6, 8, 9, 13, and 14. If the Franchisor secures any such injunction or orders of specific performance, Franchisee further agrees to pay to Franchisor an amount equal to the aggregate of its costs of obtaining any such relief, including, without limitation, reasonable attorney's fees, costs of investigation and proof of facts, court costs, other litigation expenses and travel and living expenses, and any damages incurred by the Franchisor as a result of the breach of any such provision.
      E. In the event of any action, suit or proceedings arising out of or in connection with this Agreement, the prevailing party shall be entitled to reimbursement of reasonable attorney's fees and costs, including appeal.
      F. All fees and payments required by this Agreement shall be paid in U.S. currency.
      23. Arbitration
      Except as specifically otherwise provided in this Agreement, the parties agree that any and all disputes between them and any claim by either party that cannot be amicably settled shall be determined solely and exclusively by arbitration under the Federal Arbitration Act, as amended, and in accordance with the rules then obtaining of the American Arbitration Association, or any successor, at its offices nearest Franchisor's corporate office, unless the parties otherwise agree in writing. Each party shall select one arbitrator, and the two so designated shall select a third, and, failing the selection of an arbitrator by either party within seven (7) days, the arbitrator shall be selected by the American Arbitration Association, or any successor thereto, upon application of either party. Judgment upon any award of the majority of the arbitrators shall be binding and shall be entered in a court of competent jurisdiction. It is the intent of the parties that any arbitration between Franchisor and Franchisee shall be of the individual claims of Franchisee or Franchisor and that the claims subject to arbitration shall not be arbitrated on a classwide basis.
      24. Acknowledgments
      A. Franchisee acknowledges that Franchisee has conducted an independent investigation of the Franchised Restaurant, and recognizes that the business venture contemplated by this Agreement involves business risks, and that its success will be largely dependent upon the ability of Franchisee as an independent businessman. Franchisor expressly disclaims the making of, and Franchisee acknowledges that Franchisee has not received, any warranty or guarantee, express or implied, as to the potential volume, profits or success of the business venture contemplated by this Agreement.
      B. Franchisee acknowledges that it has read and understood this Agreement, the attachments hereto, if any and agreements relating thereto, if any, and that Franchisor has accorded Franchisee's own choosing about the potential benefits and risks of entering into this Agreement.

      IN WITNESS WHEREOF, the parties hereto have duly executed, sealed and delivered this Agreement in ______________ counterparts on the day and year first above written.


                          FLANIGAN'S ENTERPRISES, INC.


                          By:
                              Title:



                          FRANCHISEE


                          By:
                              Title:

                     GUARANTY AND ASSUMPTION OF OBLIGATIONS


             THIS GUARANTY AND ASSUMPTION OF OBLIGATIONS is given this ______ day of ______________________, 19____ , by _____________________________________
______________________________

             In consideration of, and as an inducement to, the execution of that certain Franchise Agreement of even date herewith, (hereinafter the "Agreement"), by FLANIGAN'S ENTERPRISES, INC., (hereinafter the "Franchisee"), each of the undersigned hereby personally and unconditionally (a) guarantees to the Franchisor, and its successors and assigns, for the term of the Agreement and thereafter as provided in the Agreement, that ______________________________ ________________________, (hereinafter the "Franchisee"), shall punctually pay and perform each and every undertaking, agreement and covenant set forth in the Agreement and (b) agrees to be personally bound by, and personally liable for the breach of, each and every provision in the Agreement, both monetary obligations and obligations to take or refrain from taking specific actions or to engage or refrain from engaging in specific activities, including, without limitation, the provisions of Paragraph 15.
             Each of the undersigned consents and agrees that: (1) his or her direct and immediate liability under this guaranty shall be joint and several;
(2) he or she shall render any payment or performance required under the Agreement upon demand if Franchisee fails or refuses punctually to do so; (3) such liability shall not be contingent or conditioned upon pursuit by the Franchisor of any remedies against the Franchisee or any other person; and (4) such liability shall not be diminished, relieved or otherwise affected by any extension of time, credit or other indulgence which the Franchisor may from time to time grant to Franchisee or to any other person, including without limitation the acceptance of any partial payment or performance, or the compromise or release of any claims, none of which shall in any way modify or amend this guaranty, which shall be continuing and irrevocable during the term of the Agreement.
             IN WITNESS WHEREOF, each of the undersigned has hereunto affixed his or her signature on the same day and year as the Agreement was executed.


                                        GUARANTOR(S)

                                        ________________________________________

                                        ________________________________________