Form 10QSB
period 1995-12-30
FLANIGANS ENTERPRISES INC
filed 1996-02-13
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended   December 30, 1995
                    ----------------------------

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

Indicate the number of shares outstanding of each of the issuers classes of
Common Stock as of the latest practicable date            934,608
                                               ----------------------------

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                December 30, 1995



PART I.  FINANCIAL INFORMATION


         1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

            Consolidated Summary of Earnings -- For the Thirteen Weeks ended December 31, 1994 and December 30, 1995

            Consolidated Balance Sheets -- as of September 30, 1995 and December 30, 1995

            Consolidated Statements of Cash Flows for the Thirteen Weeks Ended December 31, 1994 and December 30, 1995

            Notes to Consolidated Financial Statements


         2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION AND SIGNATURES:


         6. Exhibits  and Reports on Form 8-K (a)  Exhibits  (b) Reports on Form
            8-K

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                          FOR THE THIRTEEN WEEKS ENDED
                     DECEMBER 31, 1994 and DECEMBER 30, 1995
                      (In Thousands Except Per Share Data)

                                                       DECEMBER 31,   DECEMBER 30,
                                                          1994            1995
                                                         -------        -------
REVENUES:
         Restaurant food sales ...................       $ 2,205        $ 2,291
         Restaurant bar sales ....................           839            851
         Non-restaurant bar sales ................           131            120
         Package goods sales .....................         1,467          1,731
         Franchise - related revenues ............           127            152
         Owner's fee .............................          --               38
         Other operating income ..................            48             56
                                                         -------        -------
                                                           4,817          5,239
                                                         -------        -------
COSTS AND EXPENSES:
         Cost of merchandise sold
           restaurant and lounges ................         1,215          1,246
         Cost of merchandise sold
           package goods .........................         1,108          1,311
         Payroll and related costs ...............         1,244          1,429
         Occupancy costs .........................           187            258
         Selling, general and
           administrative expenses ...............         1,009            995
                                                         -------        -------
                                                           4,763          5,186
                                                         -------        -------
         Income from operations ..................            54             53
                                                         -------        -------
OTHER INCOME (EXPENSE):
         Interest expense on obligations
           under capital leases ..................           (23)           (15)
         Interest expense on long-term
           debt and damages payable ..............           (22)           (17)
         Gain on sale of assets ..................             1              1
         Interest income .........................             8             12
         Management fees from
           Pennsylvania limited
           partnership ...........................            55             33
         Recognition of deferred gains ...........             7             32
         Other, net ..............................            34             64
                                                         -------        -------
                                                              60            110
                                                         -------        -------
         Income before income taxes ..............           114            163

                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                          FOR THE THIRTEEN WEEKS ENDED

                     DECEMBER 31, 1994 AND DECEMBER 30, 1995
                      (In Thousands Except Per Share Data)

                                   (continued)

                                                         DECEMBER 31,  DECEMBER 30,
                                                            1994          1995
                                                           -------      --------
PROVISION FOR INCOME TAXES: .........................      $  --        $   --

                                                           -------      --------

         Net income .................................      $   114      $    163
                                                           =======      ========

NET INCOME
         PER COMMON SHARE:

         Primary ....................................      $   .12      $    .19
                                                           =======      ========

         Fully Diluted ..............................      $   .12      $    .19
                                                           =======      ========


WEIGHTED AVERAGE SHARES
         AND EQUIVALENT SHARES OUTSTANDING:

         Primary ....................................      936,000       972,000
                                                           =======      ========

         Fully Diluted ..............................      936,000       972,000
                                                           =======      ========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1995 AND DECEMBER 30, 1995

                                     ASSETS

                                                             SEPTEMBER 30,     DECEMBER 30,
                                                                 1995              1995
                                                              ----------        ----------
CURRENT ASSETS:
         Cash and equivalents ........................        $  686,000        $  809,000
         Receivables, including current portion
           of notes, and mortgages, less allowance
           for uncollectible amounts and deferred
           gains, including related party receivables
           of $16,000 (before allowances and deferred
           gains) both in 1995 and 1996 ..............           235,000            83,000
         Inventories, at lower of cost (first-
           in, first out) or market ..................           824,000         1,002,000
         Prepaid expenses ............................           373,000           242,000
                                                              ----------        ----------
         Total current assets ........................         2,118,000         2,136,000
                                                              ----------        ----------
PROPERTY AND EQUIPMENT, net ..........................         2,772,000         2,685,000
                                                              ----------        ----------
LEASED PROPERTY UNDER CAPITAL LEASES,
         less accumulated amortization of
         $741,000 and $750,000 in 1995
         and 1996 respectively .......................           227,000           219,000
                                                              ----------        ----------
OTHER ASSETS:
         Liquor licenses, less accumulated
           amortization of $95,000 in 1995 and
           $97,000 in 1996 respectively ..............           338,000           366,000
         Notes and mortgages receivable, less
           allowance for uncollectible amounts and
           deferred gains, and including related party
           receivables of $70,000 and $66,000 (before
           allowances and deferred gains)
           in 1995 and 1996  respectively ............            85,000            19,000
         Other .......................................           324,000           636,000
                                                              ----------        ----------
         Total other assets ..........................           747,000         1,021,000
                                                              ----------        ----------
                                                              $5,864,000        $6,061,000
                                                              ==========        ==========

                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    SEPTIMBER 30, 1995 AND DECEMBER 30, 1995

               LIABILITIES AND STOCKHOLDER'S INVESTMENT (DEFICIT)

                                   (continued)

                                                             SEPTEMBER 30,     DECEMBER 30,
                                                                 1995              1995
                                                              ----------        ----------
CURRENT LIABILITIES:
     Accounts payable ................................        $  756,000        $  962,000
         Accrued and other current liabilities .......           865,000           714,000
         Current portion of long-term debt ...........            60,000            36,000
         Current obligations under capital
           leases ....................................            54,000            54,000
         Current portion of damages payable on
           terminated or rejected leases
           and other bankruptcy liabilities ..........           240,000           302,000
         Due to Pennsylvania
           limited partnership .......................           106,000            97,000
                                                              ----------        ----------
         Total current liabilities ...................         2,081,000         2,165,000
                                                              ----------        ----------
LONG TERM DEBT, net of current
           portion ...................................            21,000            17,000
                                                              ----------        ----------
OBLIGATIONS UNDER CAPITAL LEASES,
           net of current portion ....................           448,000           434,000
                                                              ----------        ----------
DAMAGES PAYABLE ON TERMINATED OR
         REJECTED LEASES AND OTHER
         BANKRUPTCY LIABILITIES,
         net of current portion ......................         1,462,000         1,400,000
                                                              ----------        ----------

                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1995 AND DECEMBER 30, 1995

               LIABILITIES AND STOCKHOLDER'S INVESTMENT (DEFICIT)


                                   (continued)

                                                             SEPTEMBER 30,     DECEMBER 30,
                                                                 1995              1995
                                                              ----------        ----------
STOCKHOLDERS' INVESTMENT (DEFICIT)
         Common stock, par value $.10
           authorized 5,000,000 shares,
           issued 2,099,000 shares ...................        $  210,000        $  210,000
         Capital in excess of par value ..............         6,685,000         6,685,000
         Retained earnings (deficit) .................           (33,000)          130,000
         Less - Treasury stock, at cost,
           1,246,000 and 1,164,000 shares
           in 1995 and 1996 respectively .............        (5,010,000)       (4,980,000)
                                                              ----------        ----------
                                                               1,852,000         2,045,000
                                                              ----------        ----------
                                                              $5,864,000        $6,061,000




           The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          FOR THE THIRTEEN WEEKS ENDED

                     DECEMBER 31, 1994 AND DECEMBER 30, 1995
                                 (In Thousands)

                                                            DECEMBER 31,  DECEMBER 30,
                                                               1994          1995
                                                            ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income ......................................     $ 114      $ 163
         Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities:
                  Depreciation and amortization
                    of property, equipment and
                    capital leases .......................       164        154
                  Amortization of liquor licenses ........         2          2
                  Recognition of deferred gains
                    and other deferred income ............        (7)       (32)
                  Provision for uncollectible notes
                    and mortgages receivable .............        15         40

         Changes in assets and liabilities:

                  Decrease in receivables ................       353        152
                  Increase in inventories ................      (119)      (178)
                  Decrease in prepaid expenses ...........        23        131
                  Increase in other assets ...............       (17)      (312)
                  Increase in accounts payable ...........       101        206
                  Decrease in accrued liabilities ........      (290)      (151)
                                                               -----      -----
                  Net cash provided by (used in)
                    operating activities .................       339        175
                                                               -----      -----

                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          FOR THE THIRTEEN WEEKS ENDED

                     DECEMBER 31, 1994 AND DECEMBER 30, 1995
                                 (In Thousands)

                                                            DECEMBER 31,  DECEMBER 30,
                                                               1994          1995
                                                            ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Net proceeds from sale of property
           and equipment .................................     $  20      $--
         Collections on notes and
           mortgages receivable ..........................        10        198
         Additions to notes and
           mortgages receivable ..........................      (145)      (140)
         Additions to property and equipment .............       (34)       (59)
         Change in due to Pennsylvania
           limited partnership ...........................       (65)        (9)
         Acquisition of liquor license ...................      --          (30)
                                                               -----      -----
         Net cash used in
           investing activities ..........................      (214)       (40)
                                                               -----      -----

CASH FLOWS FROM FINANCING ACTIVITIES:
         Additions to long-term debt .....................      --         --
         Payments of long-term debt ......................       (36)       (14)
         Payments of obligations under
           capital leases ................................       (31)       (28)
         Purchase of treasury stock ......................      --          (51)
         Sale of treasury stock ..........................      --           81
                                                               -----      -----
         Net cash provided by (used in)
           financing activities ..........................       (67)       (12)
                                                               -----      -----
NET INCREASE IN CASH AND EQUIVALENTS .....................        58        123

CASH AND EQUIVALENTS, BEGINNING OF YEAR ..................       868        686
                                                               -----      -----

CASH AND EQUIVALENTS, END OF QUARTER .....................     $ 926      $ 809
                                                               =====      =====

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 30, 1995

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


(2)      ADJUSTMENTS:

         The financial information presented as of any date other than September 30, 1995 has been prepared from the books and records without audit. Financial information as of September 30, 1995 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995.

(3)      RECLASSIFICATION:

         Certain amounts in the fiscal 1995 financial statements have been reclassified to conform to the fiscal 1996 presentation.

(4)      FRANCHISE PROGRAM:

         At September 30, 1995, nine units were operated under Franchise Agreements, while at December 30, 1995, eight units were operated under Franchise Agreements. During the first quarter of fiscal 1996, one franchisee exercised the thirty day cancellation clause under the original Franchise Agreement and related documents and returned its franchised unit to the Company. The franchisee had operated a package liquor store and lounge under the "Big Daddy's" servicemark. In addition, during the same fiscal quarter, one additional franchisee agreed to a termination of its Franchise Agreement and while its restaurant did not formerly operate under the "Flanigan's Seafood Bar and Grill" servicemark, the franchisee agreed to de-identify the same to avoid any confusion with the Company's restaurants. This franchisee will continue operating its package liquor store under a License Agreement with the Company licensing the use of the "Big Daddy's" servicemark only. This franchisee still has the right to terminate the Licensing Agreement and return the franchised unit to the Company upon thirty days advance written notice. Similarly, after January 1, 1997, the Company has the right to terminate the Licensing Agreement and request that the franchised unit be returned to the Company.

         At September 30, 1995 there were four franchised units operating under the Company's original Franchise Agreement, while at December 30, 1995, there were only two franchised units operating under the original Franchise Agreement. While the original Franchise Agreement was prepared for the operation of a lounge, the new Franchise Agreement, which was drafted jointly with existing franchisees, was prepared for the operation of a restaurant and provides the Company with the ability to maintain a high level of food quality and service at its franchised restaurants. Under either Franchise Agreement, the Company agrees to provide guidance, advice and management assistance to the franchisee. The Company also agrees to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. Under the original Franchise Agreement, the Company received fees of 2-1/2% to 3% of gross sales, while under the new Franchise Agreement, the Company receives fees of 4-1/2% to 6% of gross sales, including contributions to advertising. Of the eight franchised units, five are owned or operated by related parties.

(5)      INCOME TAXES:

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

         During fiscal 1993 and 1994, the Company paid the 1991, 1992 and 1993 real property taxes, in the aggregate amount of $40,242, as guarantor of the sublease for a store sold in 1990. During fiscal 1994, the Company also paid a non-related third party the sum of $14,991 as reimbursement of real property taxes erroneously paid on a second folio number for the real property taxes for the same store for 1990 through 1992. The payment of the 1991 and 1992 real property taxes were evidenced by two promissory notes, one for each year, which each provide that the entire principal balance and accrued interest, calculated at the rate of nine percent per annum, will be due in full on January 1, 2010, which is the date the sublease expires; a default under the sublease is a default under the promissory note, entitling the Company to accelerate the entire principal balance and all accrued interest; and if the assignee meets all obligations of the sublease through its expiration date, (January 1, 2010) then each promissory note will be forgiven. The Company's reimbursement of real property taxes erroneously paid by a non-related third party ($14,991), was secured by a mortgage on real property owned by an affiliated entity of the assignee, which mortgage was paid in full during the current fiscal quarter. The Company agreed to review financial records of the assignee each year to see if the profitability thereof warranted the Company paying the real property taxes to subsidize the same.

         During fiscal year 1995 the Company learned that the assignee was five months in arrears in the payment of rent to the sublessors ($35,527) and had failed to pay the annual ground rent which was due January 1, 1995 ($19,400), notwithstanding promises that all rental payments would be current by January 1, 1995.

         The Company demanded payment of all arrearages or the return the store. While negotiating the return of the store, the assignee closed the liquor package store and removed all inventory. The Company filed suit for eviction and was granted immediate possession of the business premises including furniture, fixtures, equipment and liquor license, to reopen and preserve the business of the liquor package store. As the result of the default of the sublease, the two promissory notes given the Company for paying the 1991 and 1992 real property taxes for this store are immediately due in full. During fiscal year 1995, the Company paid the annual ground rent which was due January 1, 1995 and began making monthly payments to the sublessors commencing February 1, 1995. During fiscal year 1995, the Company also began paying an additional one half month's rent to the sublessors along with current monthly rent on account of the rental arrearages. The Company continues to operate the liquor package store and anticipates doing so throughout the litigation and after acquiring ownership thereof through the litigation. The obligations of the assignee are secured by the personal guarantee of a principal of the assignee and cross collateralized with the assets of an entity affiliated with the assignee, which is discussed below.

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

         During fiscal year 1995, the Company paid the monthly rent due June 1, 1995 through September 30, 1995, as guarantor of the lease of another store sold in prior years. The assignee of the business vacated the business premises during the fiscal year and the landlord actively sought a new tenant but was unable to find a new tenant prior to September 30, 1995, the date the lease expired. The obligations of the assignee are secured by the assets of the assignee, the personal guarantee of a principal of the assignee and cross collateralized with the assets of an entity affiliated with the assignee, which is discussed above. During the first quarter of fiscal 1996, the Company filed suit against the assignee to recoup funds paid as guarantor of the lease and to foreclose its security interest in the assets of the assignee.

         During fiscal year 1995, a lawsuit was filed against the Company alleging age discrimination in its hiring of restaurant assistant managers during fiscal year 1994. During the first quarter of fiscal 1996, the Company, without admitting any wrongdoing, settled the claim on terms which do not have a material adverse impact upon the Company's financial position.

         Subsequent to the end of fiscal year 1995, two claims were filed against the Company with the Equal Employment Opportunity Commission alleging sexual discrimination. In the first claim, an employee alleges that the Company permitted sexual harassment to continue at one of its restaurants, while in the second claim, a former employee alleges that her position with the Company was terminated due to her pregnancy. The Company disputes both claims and is vigorously defending the same.

         Employment Agreement

         On June 3, 1987, the Company entered into an employment agreement with the Chairman of the Board, which was ratified by the stockholders at the Company's 1988 Annual Meeting. The agreement provides, among other things, for annual compensation of $150,000 through December 31, 1995, renewable annually, as well as a bonus based on the Company's cash flow, as defined. For the fiscal years ended 1994 and 1995 no bonus was earned under the agreement. The agreement further provides that in the event of termination, the Chairman of the Board would be entitled to a maximum payment of $450,000.

         The agreement also provided for the issuance of stock options to purchase up to 93,092 shares of the Company's stock. On December 12, 1989, the Chairman's option exercise prices were reduced from a range of $4.00 to $4.125 to $.875, 110% of the then fair market value of the Company's common stock. At October 1, 1994, options to purchase 93,092 shares of common stock at an exercise price of $.875 per share were outstanding, which would have expired December 31, 1995. During the fiscal quarter, the Chairman exercised all of his stock options under the agreement and purchased 93,092 shares of the Company's common stock.

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

         During fiscal 1994, 52,000 stock options were granted at an exercise price of $3.50 per share which expire April 19, 1999. During the first quarter of fiscal year 1996, an additional 30,000 stock options were granted at an exercise price of $3.25 per share which expire December 21, 2000. Exercise prices at the date of grant exceeded the fair market value of the Company's common stock; therefore, no related compensation expense was recorded. No options were exercised during fiscal 1994, 1995 or 1996.

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

         Subsequent to the end of the first quarter of fiscal year 1996, the Company settled the two dram shop cases filed against the Company in Florida in fiscal years 1994 and 1995, respectively, arising out of an automobile accident in which two individuals died and a third was seriously injured. The settlement of these two cases was within Flanigan's insurance coverage and therefore had no adverse material impact upon the Company's financial position. With the settlement of these two dram shop cases, the Company continues to defend one remaining uninsured dram shop case against one of the limited partnerships in Pennsylvania and the Company as general partner. See Note 6 in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995,

         The Company has accrued for potential uninsured losses based on estimates received from legal counsel and its historical experience. Such accrual is included in the "Accrued and other liabilities - potential uninsured claims". See Note 6 in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995,

Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations.

         At December 31, 1994, the Company was operating 14 units and had interests in an additional eight units which had been franchised by the Company. At fiscal yearend 1995, the Company was operating 15 units and had interests in an additional nine units which had been franchised by the Company.

         During the first quarter of fiscal 1996 one franchisee exercised the thirty day cancellation clause under the Franchise Agreement and returned its franchised unit to the Company, which the Company is operating as a "Big Daddy's" package store. The Company also began operating a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark as general partner and fifty percent owner of a limited partnership established for such purpose, bringing the total number of stores operated by the Company to 17 and reducing the number of franchises to eight.

Liquidity and Capital Resources

         Cash Flows

         The following table is a summary of the Company's cash flows for the first quarter of fiscal years 1995 and 1996.

                                                            Three months ended
                                                          -----------------------
                                                          Dec. 31,       Dec. 30,
                                                            1994           1995
                                                          --------       --------
                                                               (in thousands)
Net cash provided by
  operating activities ...........................         $ 339          $ 175
Net cash (used in) provided by
 investing activities ............................          (214)           (40)
Net cash used in
 financing activities ............................           (67)           (12)
                                                           -----          -----
Net increase in cash
  and cash equivalents ...........................            58            123
Cash and cash equivalents:
  Beginning of year ..............................           868            686
                                                           -----          -----
  End of year ....................................         $ 926          $ 809
                                                           =====          =====

         Adjustments to net income to reconcile to cash flows from operating activities in the first quarter of fiscal 1995 include the provision for $15,000 of allowances for uncollectible notes and mortgages receivable.

         Adjustments to net income to reconcile to cash flows from operating activities in the first quarter of fiscal 1996 include a provision for uncollectible notes and mortgages of $40,000 and the recognition of $32,000 in deferred gain.

         Improvements

         The Company had additions to fixed assets of $59,000 during the quarter ended December 30, 1995 compared to $34,000 for the same quarter last year and $348,000 for the year ended September 30, 1995 The additions were for the continuation of the program to refurbish lounges, upgrade existing units serving food, improvements to package stores, upgrading the corporate computer system and other improvements. Except as otherwise noted all of the funds for additions came from operations.

         During the fiscal year 1995, the Company became the owner, through foreclosure, of a lounge previously sold by the Company, which lounge had been operated by a wholly owned subsidiary of the Company as a receiver appointed by the Court since fiscal year 1994. After acquiring ownership of the lounge, the Company converted the same to its "Flanigan's Cafe" concept. Sales from this unit have increased since its conversion to the "Flanigan's Cafe" concept and the Company believes that this unit can be operated profitably.

         All of the Company's units require periodic refurbishing in order to remain competitive. During fiscal 1992, as cash flow improved, the Company embarked upon a refurbishing program which continued through fiscal 1995. The budget for fiscal 1996 includes $300,000 for this program. The Company believes that improved operations will provide the cash to continue the refurbishing program.

         Working Capital

         The table below summarizes the current assets, current liabilities and working capital and working capital deficit for the quarters ended December 31, 1994 and December 30, 1995 and for the fiscal year ended September 30, 1995.

                                             December      December      September
             Item                            31, 1994      30, 1995      30, 1995
---------------------------------------      --------      --------      ---------
                                                        (in thousands)
Current assets ........................      $ 2,176       $ 2,136       $ 2,118
Current liabilities ...................        2,217         2,165         2,081
Working capital (deficit) .............          (41)          (29)           37

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

Bankruptcy Proceedings

         As noted above and in Note 1 to the consolidated financial statements, on November 4, 1985, Flanigan's Enterprises, Inc., not including any of its subsidiaries, filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. The primary purposes of the petition were to reject leases which were significantly above market rates and to reject leases on closed units which had been repossessed by or returned to the Company. During the bankruptcy proceedings, the Company terminated or rejected 34 leases and renegotiated many of its remaining leases. As a result of the rejection of leases, the Company agreed to bankruptcy damages of $4,278,000 to the landlords of such rejected leases, payable pursuant to the Company's Plan. The Plan was approved by the Bankruptcy Court on May 5, 1987 and the Company was officially discharged from bankruptcy on December 28, 1987. See Item 3 and Item 7 of Part I of the Company's Annual Report on Form 10-KSB for the year ended September 30, 1995 for further discussion of the Company's bankruptcy proceedings. See Note 1 to the consolidated financial statements of the Annual Report on Form 10-KSB for the year ended September 30, 1995 for the current payment schedule of bankruptcy damages.

Other Legal Matters

         In addition to the above, see "Litigation" on page 14 of this report and see Item 3 and Item 7 to Part I of the Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 for a discussion of other legal proceedings resolved in prior years.

Results of Operation

REVENUES:
                                                          December 31,                       December 30,
                                                              1994                               1995
                                                     Amount          Percent            Amount          Percent
                                                     -----------------------            -----------------------
         Restaurant food sales                       $ 2,205           47.5             $ 2,291           45.9
         Restaurant bar sales                            839           18.1                 851           17.1
         Non-Restaurant bar sales                        131            2.8                 120            2.4
         Package goods sales                           1,467           31.6               1,731           34.6
                                                     ----------------------             ----------------------
         Total sales                                   4,642          100.0               4,993          100.0

         Franchise related revenues                      127                                152
         Owner's fee                                      -                                  38
         Other operating income                           48                                 56
                                                       -----                              -----
                                                       4,817                              5,239

         Restaurant food sales have increased in the first quarter of fiscal 1996 when compared to the first quarter of fiscal 1995, restaurant food sales represented 47.5% of total sales in the first quarter of fiscal 1995 as compared to 45.9% in the first quarter of fiscal 1996. The decrease in percentage of food sales to total sales is a result of the increase in the percentage of package goods sales. The weekly average of same store restaurant food sales was $168,515 in 1995 and $171,593 in 1996, an increase of two percent.

         The same store weekly average for restaurant bar sales was $64,654 for the first quarter of fiscal 1995 compared to $62,536 for the first quarter of the current fiscal year, a decrease of three percent.

         Package goods sales have reversed the decline of prior years going from a weekly average of same store sales of $112,873 for the first quarter of fiscal 1995 to $116,622 for the first quarter of fiscal 1996. The improvement in package goods sales is attributed to three factors. The Company has improved its wine selections and made its pricing more competitive, while the decline in the liquor market appears to have reached a plateau.

         The gross profit margin for restaurant and lounge sales remained level at 61.7% to 61.8% for the first quarter of fiscal years 1995 and 1996 respectively.

         The gross profit margin for package goods sales during the first quarter of fiscal year 1995 was 24.5% and remained constant at 24.4% for the first quarter of the current fiscal year.

         Overall gross profits were 49.9% in the first quarter of fiscal year 1995 compared to 48.8% for the first quarter of fiscal year 1996. The decrease of 1.07% is a result of a lower ratio of restaurant sales to total sales.

Operating Costs and Expenses

         All discussion below of operating costs, payroll costs and occupancy costs for the first quarter of fiscal year 1996 includes costs from the unit that the Company received through foreclosure and the unit that was returned to the Company by its franchisee.

         Operating costs and expenses for the first quarter of fiscal year 1995 were $4,763,000 compared to $5,186,000 for the same quarter in the current fiscal year. Operating expenses are comprised of the cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses.

         Payroll and related costs, which include workers compensation insurance premiums, were $1,244,000 and $1,429,000 for the first quarter of fiscal years 1995 and 1996 respectively, an increase of $185,000. Although the Company experienced an increase in restaurant payroll in general, there were three other factors involved in the increase in payroll and related costs. Supervisors' bonuses were accrued in the first quarter of the current fiscal year, but were accrued or paid in the second quarter of fiscal 1995. The payrolls from the two recently acquired units were responsible for some added payroll expense,and the Company hired an attorney at the beginning of fiscal year 1996, which attorney is also a member of the Board of Directors. The increase from adding the attorney to the payroll will be offset by an equivalent reduction in legal expense.

         Occupancy costs, which include rent, common area maintenance, repairs and taxes were $187,000 and $258,000 for the first quarter of fiscal years 1995 and 1996 respectively, with the increase of $70,000 primarily accounted for because of the addition of the previously mentioned units and a decrease in the reduction from capital leases to expense.

         Selling, general and administrative expenses were $1,009,000 for the first quarter of fiscal year 1995 and $995,000 for the first quarter of fiscal year 1996. Despite the selling, general and administrative expense generated by the two units that the Company has this fiscal year that it did not have in the first quarter of fiscal 1995, management has been able to accomplish savings primarily in utilities and telephone that resulted in a net decrease in selling and general expenses.

Other Income and Expense

         The decline of $5,000 in interest expense on long-term debt which was $22,000 and $17,000 for the first quarter of fiscal 1995 and 1996 respectively, is attributed to the reduction of long-term debt. The decline of $8,000 in interest expense on obligations under capital leases which was $23,000 and $15,000 for the first quarter of fiscal 1995 and 1996 respectively is the result of the expiration of a capital lease late in fiscal year 1995.

         Management fees from the Pennsylvania limited partnership were $55,000 and $33,000 for the first quarter of fiscal years 1995 and 1996, respectively. A reduction in revenues caused by the severe weather in Pennsylvania is responsible for this decline.

         Other net was $34,000 for the first quarter of fiscal 1995 and $64,000 for the first quarter of fiscal year 1996. The increase reflects a prior period adjustment of $20,000 and $9,500 of income from a settlement.

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

FLANIGAN'S ENTERPRISES, INC.


                                     /s/Joseph G. Flanigan
                                     -------------------------------------------
                                     JOSEPH G. FLANIGAN, Chief Executive Officer

Date    2/13/1996
     --------------


                                     /s/Mary C. Reymann
                                     -------------------------------------------
                                     MARY C. REYMANN, Chief Financial Officer

Date    2/13/1996
     --------------