Form 10QSB/A
period 1995-12-30
FLANIGANS ENTERPRISES INC
filed 1996-02-29
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-QSB/A

             AMENDMENT NO. 1 TO FORM 10-QSB FILED FEBRUARY 14, 1996

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


PART II. OTHER INFORMATION AND SIGNATURES:


         6. Exhibits  and Reports on Form 8-K (a)  Exhibits  (b) Reports on Form
            8-K

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                          FOR THE THIRTEEN WEEKS ENDED
                     DECEMBER 31, 1994 and DECEMBER 30, 1995
                      (In Thousands Except Per Share Data)

                                                       DECEMBER 31,   DECEMBER 30,
                                                          1994            1995
                                                         -------        -------
REVENUES:
         Restaurant food sales ...................       $ 2,205        $ 2,291
         Restaurant bar sales ....................           839            851
         Non-restaurant bar sales ................           131            120
         Package goods sales .....................         1,467          1,731
         Franchise - related revenues ............           127            152
         Owner's fee .............................          --               38
         Other operating income ..................            48             56
                                                         -------        -------
                                                           4,817          5,239
                                                         -------        -------
COSTS AND EXPENSES:
         Cost of merchandise sold
           restaurant and lounges ................         1,215          1,246
         Cost of merchandise sold
           package goods .........................         1,108          1,311
         Payroll and related costs ...............         1,244          1,429
         Occupancy costs .........................           187            258
         Selling, general and
           administrative expenses ...............         1,009            942
                                                         -------        -------
                                                           4,763          5,186
                                                         -------        -------
         Income from operations ..................            54             53
                                                         -------        -------
OTHER INCOME (EXPENSE):
         Interest expense on obligations
           under capital leases ..................           (23)           (15)
         Interest expense on long-term
           debt and damages payable ..............           (22)           (17)
         Gain on sale of assets ..................             1              1
         Interest income .........................             8             12
         Management fees from
           Pennsylvania limited
           partnership ...........................            55             33
         Recognition of deferred gains ...........             7             32
         Other, net ..............................            34             64
                                                         -------        -------
                                                              60            110
                                                         -------        -------
         Income before income taxes ..............           114            163

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

         Selling, general and administrative expenses were $1,009,000 for the first quarter of fiscal year 1995 and $942,000 for the first quarter of fiscal year 1996. Despite the selling, general and administrative expense generated by the two units that the Company has this fiscal year that it did not have in the first quarter of fiscal 1995, management has been able to accomplish savings primarily in utilities and telephone that resulted in a net decrease in selling and general expenses.

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