Form 10QSB
period 1996-03-30
FLANIGANS ENTERPRISES INC
filed 1996-05-14
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended   March 30, 1996
                    ----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number                       1-6836
                        ---------------------------------------------

                          Flanigan's Enterprises, Inc.
             (Exact name of registrant as specified in its charter)

          Florida                                           59-0877638
- -------------------------------                         -------------------
(State or other jurisdiction of                         (I. R. S. Employer
incorporation or organization)                          Identification No.)

      2841 Cypress Creek Road, Fort Lauderdale, Florida         33309
      -------------------------------------------------       ----------
         (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code,     (954) 974-9003
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

Indicate the number of shares outstanding of each of the issuers classes of
Common Stock as of the latest practicable date            914,908
                                               ----------------------------

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                 March 30, 1996



PART I.       FINANCIAL INFORMATION


       1.     UNAUDITED CONDENSED FINANCIAL STATEMENTS

              Consolidated Summary of Earnings -- For the Thirteen Weeks and the Twenty-Six Weeks ended April 1, 1995 and March 30, 1996

              Consolidated Balance Sheets -- as of September 30, 1995 and March 30, 1996

              Consolidated Statements of Cash Flows for the Twenty-Six Weeks ended April 1, 1995 and March 30, 1996

              Notes to Consolidated Financial Statements


       2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS


PART II.      OTHER INFORMATION AND SIGNATURES:



              6.       Exhibits and Reports on Form 8-K
                       (a) Exhibits
                       (b) Reports on Form 8-K

                                 FLANIGAN'S ENTERPRISES, INC., AND SUBSIDIARIES
                                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                                    (In Thousands Except Per Share Amounts)

                                                                  THIRTEEN WEEKS ENDED   TWENTY-SIX WEEKS ENDED
                                                                  April 1,    March 30,   April 1,    March 30,
                                                                    1995        1996        1995        1996
                                                                  --------    --------    --------    --------
REVENUES:
         Restaurant food sales ................................   $  2,412    $  2,645    $  4,617    $  4,936
         Restaurant bar sales .................................        887         896       1,726       1,747
         Non-restaurant bar sales .............................        124         114         255         234
         Package goods sales ..................................      1,294       1,701       2,761       3,432
         Franchise related revenues ...........................        113         167         240         319
         Owners fee ...........................................         75          37          75          75
         Other operating income ...............................         48          34          96          90
                                                                  --------    --------    --------    --------
                                                                     4,953       5,594       9,770      10,833
                                                                  --------    --------    --------    --------
COSTS AND EXPENSES:
         Cost of merchandise sold restaurant and lounges ......      1,254       1,336       2,469       2,582
         Cost of merchandise sold package goods ...............        952       1,207       2,060       2,518
         Payroll and related costs ............................      1,317       1,466       2,561       2,895
         Occupancy costs ......................................        146         235         333         493
         Selling, general and administrative expenses .........      1,037       1,047       2,046       1,989
                                                                  --------    --------    --------    --------
                                                                     4,706       5,291       9,469      10,477
                                                                  --------    --------    --------    --------
                  Income from operations ......................        247         303         301         356
                                                                  --------    --------    --------    --------
OTHER INCOME (EXPENSE):
         Interest expense on obligations under capital leases .        (23)        (16)        (46)        (31)
         Interest expense on long-term debt and damages payable        (22)        (17)        (44)        (34)
         Gain on sale of assets ...............................          4          --           5           1
         Interest income ......................................         19           7          27          19
         Management fees from Pennsylvania limited partnership          33          35          88          68
         Recognition of deferred gains ........................         61          70          68         102
         Other net ............................................          2           4          36          68
                                                                  --------    --------    --------    --------
                                                                        74          83         134         193
                                                                  --------    --------    --------    --------
         Income before income taxes ...........................        321         386         435         549

                                                  (continued)

                                 FLANIGAN'S ENTERPRISES, INC., AND SUBSIDIARIES
                                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                                    (In Thousands Except Per Share Amounts)
                                                  (Continued)


                                                                  THIRTEEN WEEKS ENDED   TWENTY-SIX WEEKS ENDED
                                                                  April 1,    March 30,   April 1,    March 30,
                                                                    1995        1996        1995        1996
                                                                  --------    --------    --------    --------
         PROVISION FOR INCOME TAXES ...........................   $  --       $  --       $  --          $--
                                                                  -------     -------     -------        ----
         Net income ...........................................   $   321     $   386     $   435        $549
                                                                  =======     =======     =======        ====

NET INCOME PER COMMON SHARE:

         Primary ..............................................   $   .35     $   .39     $   .47        $.56
                                                                  =======     =======     =======        ====

         Fully Diluted ........................................   $   .35     $   .39     $   .47        $.55
                                                                  =======     =======     =======        ====

WEIGHTED AVERAGE
         SHARES AND EQUIVALENT  SHARES OUTSTANDING:

         Primary ..............................................       902         996         934         985
                                                                  =======     =======     =======        ====

         Fully Diluted ........................................       902         997         934         997
                                                                  =======     =======     =======        ====



         Certain fiscal 1995 items have been reclassified to conform to the fiscal 1996 presentation.
                          See accompanying notes to consolidated financial statements

                               FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                                        CONSOLIDATED BALANCE SHEETS

                                   SEPTEMBER 30, 1995 AND MARCH 30, 1996

                                                  ASSETS

                                                                                  SEPTEMBER 30,  MARCH 30,
                                                                                      1995         1996
                                                                                   ----------   ----------
CURRENT ASSETS:
         Cash and equivalents ..................................................   $  686,000   $1,136,000
         Receivables, including current portion
           of notes, and mortgages, less allowance for uncollectible amounts and deferred gains,  including  related party  receivables of $16,000 and
           $2,800 (before allowances and deferred gains) in 1995 and 1996
           respectively ........................................................      235,000      215,000
         Inventories, at lower of cost (first-
           in, first out) or market ............................................      824,000      972,000
         Prepaid expenses ......................................................      373,000      582,000
                                                                                   ----------   ----------
         Total current assets ..................................................    2,118,000    2,905,000
                                                                                   ----------   ----------
PROPERTY AND EQUIPMENT, net ....................................................    2,772,000    2,601,000
                                                                                   ----------   ----------
LEASED PROPERTY UNDER CAPITAL LEASES,
         less accumulated amortization of
         $741,000 and $758,000 in 1995
         and 1996 respectively .................................................      227,000      211,000
                                                                                   ----------   ----------
OTHER ASSETS:
         Liquor licenses, less accumulated
           amortization of $95,000 in 1995 and
           $99,000 in 1996 respectively ........................................      338,000      364,000
         Notes and mortgages receivable, less
           allowance for uncollectible amounts and deferred gains, and including related party  receivables  of $70,000 and $0 (before  allowances and deferred gains)
           in 1995 and 1996  respectively ......................................       85,000       18,000
         Other .................................................................      324,000      435,000
                                                                                   ----------   ----------
         Total other assets ....................................................      747,000      817,000
                                                                                   ----------   ----------
                                                                                   $5,864,000   $6,534,000
                                                                                   ==========   ==========

                                                (continued)

                               FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                                        CONSOLIDATED BALANCE SHEETS

                                   SEPTIMBER 30, 1995 AND MARCH 30, 1996

                            LIABILITIES AND STOCKHOLDER'S INVESTMENT (DEFICIT)

                                                (continued)

                                                                                  SEPTEMBER 30,  MARCH 30,
                                                                                      1995         1996
                                                                                   ----------   ----------
CURRENT LIABILITIES:
     Accounts payable ..........................................................   $  756,000   $1,057,000
         Accrued and other current liabilities .................................      865,000      859,000
         Current portion of long-term debt .....................................       60,000       23,000
         Current obligations under capital
           leases ..............................................................       54,000       54,000
         Current portion of damages payable on
           terminated or rejected leases
           and other bankruptcy liabilities ....................................      240,000      304,000
         Due to Pennsylvania
           limited partnership .................................................      106,000      121,000
                                                                                   ----------   ----------
         Total current liabilities .............................................    2,081,000    2,418,000
                                                                                   ----------   ----------
LONG TERM DEBT, net of current
           portion .............................................................       21,000       13,000
                                                                                   ----------   ----------
OBLIGATIONS UNDER CAPITAL LEASES,
           net of current portion ..............................................      448,000      420,000
                                                                                   ----------   ----------
DAMAGES PAYABLE ON TERMINATED OR
         REJECTED LEASES AND OTHER
         BANKRUPTCY LIABILITIES,
         net of current portion ................................................    1,462,000    1,338,000
                                                                                   ----------   ----------

                                                (continued)

                               FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                                        CONSOLIDATED BALANCE SHEETS

                                   SEPTEMBER 30, 1995 AND MARCH 30, 1996

                            LIABILITIES AND STOCKHOLDER'S INVESTMENT (DEFICIT)


                                                (continued)



                                                                                  SEPTEMBER 30,  MARCH 30,
                                                                                      1995         1996
                                                                                   ----------   ----------
STOCKHOLDERS' INVESTMENT (DEFICIT)
         Common stock, par value $.10
           authorized 5,000,000 shares,
           issued 2,099,000 shares .............................................   $  210,000   $  210,000
         Capital in excess of par value ........................................    6,685,000    6,685,000
         Retained earnings (deficit) ...........................................      (33,000)     517,000
         Less - Treasury stock, at cost,
           1,246,000 and 1,184,000 shares
           in 1995 and 1996 respectively .......................................   (5,010,000)  (5,067,000)
                                                                                   ----------   ----------
                                                                                    1,852,000    2,345,000
                                                                                   ----------   ----------
                                                                                   $5,864,000   $6,534,000




                        The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE TWENTY-SIX WEEKS ENDED

                        APRIL 1, 1995 AND MARCH 30, 1996
                                 (In Thousands)


                                                              APRIL 1,   MARCH 30,
                                                                1995       1996
                                                               -----      -----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income ......................................     $ 435      $ 549
         Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities:
                  Depreciation and amortization
                    of property, equipment and
                    capital leases .......................       328        290
                  Amortization of liquor licenses ........         5          4
         Recognition of deferred gains
                    and other deferred income ............       (68)      (101)
                  Accrual for potential
                    uninsured claims .....................        90       --

                  Provision for uncollectible notes
                    and mortgages receivable .............        75        105

         Changes in assets and liabilities:

                  Decrease in receivables ................       191         20
                  Increase in inventories ................       (84)      (148)
                  Increase in prepaid expenses ...........      (209)      (209)
                  Increase in other assets ...............       (72)      (111)
                  Increase in accounts payable ...........       (46)       301
                  Decrease in accrued liabilities ........      (415)        (5)
                                                               -----      -----
                  Net cash provided by (used in)
                    operating activities .................       230        695
                                                               -----      -----




                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE TWENTY-SIX WEEKS ENDED

                        APRIL 1, 1995 AND MARCH 30, 1996
                                 (In Thousands)


                                                              APRIL 1,   MARCH 30,
                                                                1995       1996
                                                               -----      -----
CASH FLOWS FROM INVESTING ACTIVITIES:
         Net proceeds from sale of property
           and equipment .................................     $  20      $--
         Collections on notes and
           mortgages receivable ..........................        66        246
         Additions to notes and
           mortgages receivable ..........................       (33)      (183)
         Disposal of property and equipment ..............        17         19
         Additions to property and equipment .............      (118)      (122)
         Change in due to Pennsylvania
           limited partnership ...........................       (55)        15
         Acquisition of liquor license ...................      --          (30)
                                                               -----      -----
         Net cash used in
           investing activities ..........................      (103)       (55)
                                                               -----      -----

CASH FLOWS FROM FINANCING ACTIVITIES:
         Additions to long-term debt .....................       245       --
         Payments of long-term debt ......................       (72)       (45)
         Payments of obligations under
           capital leases ................................       (62)       (28)
         Payment of damages payable ......................      (115)       (60)
         Purchase of treasury stock ......................      --         (138)
         Sale of treasury stock ..........................      --           81
                                                               -----      -----
         Net cash provided by (used in)
           financing activities ..........................        (4)      (190)
                                                               -----      -----
NET INCREASE IN CASH AND EQUIVALENTS .....................       123        450

CASH AND EQUIVALENTS, BEGINNING OF YEAR ..................       868        686
                                                               -----      -----

CASH AND EQUIVALENTS, END OF QUARTER .....................     $ 991      $1,136
                                                               =====      =====

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 30, 1996

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

(3)      Reclassification

         Certain amounts in the fiscal 1995 financial statements have been reclassified to conform to the fiscal 1996 presentation.

(4)      FRANCHISE PROGRAM:

At September 30, 1995, nine units were operated under Franchise Agreements, while at March 30, 1995, eight units were operated under Franchise Agreements. During the first quarter of fiscal 1996, one franchisee exercised the thirty day cancellation clause under the original Franchise Agreement and related documents and returned its franchised unit to the Company. The franchisee had operated a package liquor store and lounge under the "Big Daddy's" servicemark. In addition, during the same fiscal quarter, one additional franchisee agreed to a termination of its Franchise Agreement and while its restaurant did not formerly operate under the "Flanigan's Seafood Bar and Grill" servicemark, the franchisee agreed to de-identify the same to avoid any confusion with the Company's restaurants. This franchisee will continue operating its package liquor store under a new Franchise Agreement with the Company which includes a license to use the servicemark "Big Daddy's Liquors" only. This franchisee still has the right to terminate the new Franchise Agreement and return the franchised unit, including restaurant, to the Company upon thirty days advance written notice. Similarly, after January 1, 1997, the Company has the right to terminate the new Franchise Agreement and request that the franchised unit, including restaurant, be returned to the Company.

At September 30, 1995 there were four franchised units operating under the Company's original Franchise Agreement, while at March 30, 1996, there were only two franchised units operating under the original Franchise Agreement. While the original Franchise Agreement was prepared for the operation of a lounge, the new Franchise Agreement, which was drafted jointly with existing franchisees, was prepared for the operation of a restaurant and provides the Company with the ability to maintain a high level of food quality and service at its franchised restaurants. Under either Franchise Agreement, the Company agrees to provide guidance, advice and management assistance to the franchisee. The Company also agrees to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. Under the original Franchise Agreement, the Company received fees of 2-1/2% to 3% of gross sales, while under the new Franchise Agreement, the Company receives fees of 4-1/2% to 6% of gross sales, including contributions to advertising. Of the eight franchised units, five are owned or operated by related parties.

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

         During fiscal 1993 and 1994, the Company paid the 1991, 1992 and 1993 real property taxes, in the aggregate amount of $40,242, as guarantor of the sublease for a store sold in 1990. During fiscal 1994, the Company also paid a non-related third party the sum of $14,991 as reimbursement of real property taxes erroneously paid on a second folio number for the real property taxes for the same store for 1990 through 1992. The payment of the 1991 and 1992 real property taxes were evidenced by two promissory notes, one for each year, which each provide that the entire principal balance and accrued interest, calculated at the rate of nine percent per annum, will be due in full on January 1, 2010, which is the date the sublease expires; a default under the sublease is a default under the promissory note, entitling the Company to accelerate the entire principal balance and all accrued interest; and if the assignee meets all obligations of the sublease through its expiration date, (January 1, 2010) then each promissory note will be forgiven. The Company's reimbursement of real property taxes erroneously paid by a non-related third party ($14,991), was secured by a mortgage on real property owned by an affiliated entity of the assignee, which mortgage was paid in full during the first quarter of fiscal 1996. The Company agreed to review financial records of the assignee each year to see if the profitability thereof warranted the Company paying the real property taxes to subsidize the same.

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

         In addition to the above store, during fiscal year 1994, the Company paid the 1991 and 1992 real property taxes in the aggregate amount of $13,987, as guarantor of the lease of another store sold in prior years. During fiscal year 1994, the rental payments for this store decreased to a point where they did not even equal the current rent and the Company instituted eviction proceedings. The Company, through a wholly owned subsidiary, was appointed receiver of the assignee's business. During fiscal year 1995, the Court entered a Final Judgment in favor of the Company foreclosing the statutory landlord lien subrogated to the Company. The Company acquired ownership of the assets of the assignee at the foreclosure sale, including the liquor license. The Company's guarantee of the lease for this store expires on August 10, 1997. The Company tried to operate this store as a restaurant under its "Flanigan's Cafe" concept, but it was not possible to operate it up to the same standards of the Company's other restaurants, so the unit was closed subsequent to the end of the second quarter of fiscal 1996. Efforts are currently being made to co-ordinate a sale of the real property and improvements for the landlord, along with the Company's liquor license.

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

                  During fiscal year 1995, a lawsuit was filed against the Company alleging age discrimination in its hiring of restaurant assistant managers during fiscal year 1994. During the first quarter of fiscal 1996, the Company, without admitting any wrongdoing, settled the claim on terms which do not have a materially adverse impact upon the Company's financial position.

         Subsequent to the end of fiscal year 1995, two claims were filed against the Company with the Equal Employment Opportunity Commission alleging sexual discrimination. In the first claim, a former employee alleges that the Company permitted sexual harassment to continue at one of its restaurants, while in the second claim, a former employee alleges that her position with the Company was terminated due to her pregnancy. The Company, after learning of the first complaint, transferred the employee to another store in the same capacity of assistant manager, but after about one month, the employee quit and continues to pursue her claim. The second claimant was offered and accepted reinstatement. While the second claimant continues to work, this does not preclude her from pursuing her claim for damages for the period that she was unemployed. The Company disputes both claims and is vigorously defending the same.

         Employment Agreement

         On June 3, 1987, the Company entered into an employment agreement with the Chairman of the Board, which was ratified by the stockholders at the Company's 1988 Annual Meeting. The agreement provides, among other things, for annual compensation of $150,000 through December 31, 1996, renewable annually, as well as a bonus based on the Company's cash flow, as defined. For the fiscal years ended 1994 and 1995 no bonus was earned under the agreement. The agreement further provides that in the event of termination, the Chairman of the Board would be entitled to a maximum payment of $450,000.

         The agreement also provided for the issuance of stock options to purchase up to 93,092 shares of the Company's stock. On December 12, 1989, the Chairman's option exercise prices were reduced from a range of $4.00 to $4.125 to $.875, 110% of the then fair market value of the Company's common stock. At September 30, 1995, options to purchase 93,092 shares of common stock at an exercise price of $.875 per share were outstanding, which would have expired December 31, 1995. During the first quarter of fiscal year 1996, the Chairman exercised all of his stock options under the agreement and purchased 93,092 shares of the Company's common stock.

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

         During fiscal 1994, 52,000 stock options were granted at an exercise price of $3.50 per share which expire April 19, 1999. During the first quarter of fiscal year 1996, an additional 30,000 stock options were granted at an exercise price of $3.25 per share which expire December 21, 2000. During the second quarter of fiscal 1996, 18,000 more stock options were granted at an exercise price of $4.375 per share which expire March 13, 2001. Exercise prices at the date of grant exceeded the fair market value of the Company's common stock; therefore, no related compensation expense was recorded. No options were exercised during fiscal 1994, 1995 or 1996.

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

         During the second quarter of fiscal year 1996, the Company settled the two dram shop cases filed against the Company in Florida in fiscal years 1994 and 1995, respectively, arising out of an automobile accident in which two individuals died and a third was seriously injured. The settlement of these two cases was within the Company's insurance coverage and therefore had no adverse material impact upon the Company's financial position. With the settlement of these two dram shop cases, the Company continues to defend one remaining uninsured dram shop case against one of the limited partnerships in Pennsylvania and the Company as general partner. See Note 6 in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995,

         The Company has accrued for potential uninsured losses based on estimates received from legal counsel and its historical experience. Such accrual is included in the "Accrued and other liabilities - potential uninsured claims". See Note 6 in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995,

Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations.

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

         During the second quarter of fiscal year 1996, the lease on one unit operated by the Company as a lounge only, expired and the Company was unable to renew same. Also during the second quarter the Company closed its last two lounges at combination package and lounge units, but continues to operate the package stores. Bar business, without an accompanying restaurant, continues to decline to the point of being unprofitable. The Company can not foresee this trend reversing and the two units are not suitable for conversion to restaurants. This brings the total number of stores operated by the Company at March 30, 1996 to 16 with an interest in eight franchised units.

Liquidity and Capital Resources

         Cash Flows

         The following table is a summary of the Company's cash flows through the first six months of fiscal years 1995 and 1996.

                                                             Six months ended
                                                       -------------------------
                                                        Apr. 1,         Mar. 30,
                                                         1995             1996
                                                       -------          -------
Net cash provided by
  operating activities .......................         $   230          $   695
Net cash used in
 investing activities ........................            (103)             (55)
Net cash used in
 financing activities ........................              (4)            (190)
                                                       -------          -------
Net increase in cash
  and cash equivalents .......................             123              450
Cash and cash equivalents:
  Beginning of period ........................             868              686
                                                       -------          -------
  End of period ..............................         $   991          $ 1,136
                                                       =======          =======

         Adjustments to net income to reconcile to cash flows from operating activities at the end of the second quarter of fiscal year 1995 include the provision for $75,000 of allowances for uncollectible notes and mortgages receivable, $90,000 in accruals for potential uninsured claims and the recognition of $68,000 in deferred gain.

         Adjustments to net income to reconcile to cash flows from operating activities at the end of the second quarter of fiscal year 1996 include a provision for uncollectible notes and mortgages of $105,000 and the recognition of $101,000 in deferred gain.

         Improvements

         The Company had additions to fixed assets of $122,000 during the six months ended March 30, 1996 compared to $118,000 for the same period last year and $348,000 for the year ended September 30, 1995 The additions were for the continuation of the program to refurbish lounges, upgrade existing units serving food, improvements to package stores, upgrading the corporate computer system and other improvements. Except as otherwise noted all of the funds for additions came from operations.

         During the fiscal year 1995, the Company became the owner, through foreclosure, of a lounge previously sold by the Company, which lounge had been operated by a wholly owned subsidiary of the Company as a receiver appointed by the Court since fiscal year 1994. The Company tried to operate this store as a restaurant under its "Flanigan's Cafe" concept, but since it was not possible to operate it up to the same standards of the Company's other restaurants, the unit was closed subsequent to the end of the second quarter of fiscal 1996. Efforts are currently being made to co-ordinate a sale of the real property and improvements for the landlord, along with the Company's liquor license.

         All of the Company's units require periodic refurbishing in order to remain competitive. During fiscal 1992, as cash flow improved, the Company embarked upon a refurbishing program which continued through fiscal 1995. The budget for fiscal 1996 includes $300,000 for this program. The Company believes that improved operations will provide the cash to continue the refurbishing program.

         Working Capital

         The table below summarizes the current assets, current liabilities and working capital for the quarters ended April 1, 1995 and March 30, 1996 and for the fiscal year ended September 30, 1995.

                                             April         March         September
       Item                                 1, 1995       30, 1996       30, 1995
- --------------------                        -------       --------       --------
                                                       (in thousands)
Current assets ....................         $2,542         $2,905         $2,118
Current liabilities ...............          2,221          2,418          2,081
Working capital ...................            321            487             37

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

Results of Operation

REVENUES:
                                          Thirteen Weeks Ended                                Twenty-Six Weeks Ended
Sales                            April 1, 1995           March 30, 1996               April 1, 1995            March 30, 1996
- -----                            ----------------------------------------             ----------------------------------------
Restaurant, food                 $2,412   51.2%            $2,645   49.4%             $4,617   49.4%           $ 4,936   47.7%
Restaurant, bar                     887   18.8%               896   16.8%              1,726   18.4%             1,747   16.9%
Non-Restaurant, bar                 124    2.6%               114    2.1%                255    2.7%               234    2.3%
Package goods                     1,294   27.4%             1,701   31.7%              2,761   29.5%             3,432   33.1%
                                 ------  -----             ------  -----              ------  -----            -------  -----
Total                             4,717  100. %             5,356  100. %              9,359  100. %            10,349  100. %

Franchise revenues                  113                       167                        240                       319
Owner's fee                          75                        37                         75                        75
Other operating income               48                        34                         96                        90
                                 ------                    ------                     ------                   -------
Total revenues                   $4,953                    $5,594                     $9,770                   $10,833

         As the table above illustrates, total revenues have increased for the quarter and the twenty-six weeks ended March 30, 1996 when compared to the same periods in fiscal year 1995.

         The increases are primarily in restaurant food sales, package sales and franchise related revenue.

         Restaurant food sales represented 51.2% and 49.4% of total sales in the thirteen and twenty-six weeks ended April 1, 1995 as compared to 49.4% and 47.7% in the comparable periods of fiscal 1996. The decrease in percentage of food sales to total sales is a result of the increase in the percentage of package goods sales. The weekly average of same store restaurant food sales was $161,515 and $167,170 for the twenty-six week period of fiscal years 1995 and 1996 respectively, an increase of 3.5 percent.

         The same store weekly average for restaurant bar sales was $77,144 for the twenty-six week period of fiscal 1995 compared to $77,670 for the same period of the current fiscal year, showing little change.

         Package goods sales have reversed the decline of prior years going from a weekly average of same store sales of $106,181 for the twenty-six weeks of fiscal 1995 to $115,642 for the twenty-six weeks of fiscal 1996, an increase of
8.9 percent. The improvement in package goods sales is attributed to three factors. The Company has improved its wine selection and made its pricing more competitive, while the decline in the liquor market appears to have stabilized.

         Franchise related revenues show a thirty-three percent increase for the twenty-six week period of fiscal 1996 as compared to the same period of fiscal 1995. This increase is a result of the new royalty fees that were introduced with the new franchise agreement that was discussed in the second paragraph on page eleven.

         The gross profit margin for restaurant and lounge sales remained level at 62.6% and 62.7% for the first six months of fiscal years 1995 and 1996 respectively.

         The gross profit margin for package goods sales during the twenty-six weeks ended April 1, 1995 was 25.4% and increased to 26.6% for the twenty-six weeks ended March 30, 1996. The increase in gross profit percentage is a result of increased wine sales, which have a higher profit margin, and of improved buying strategy.

         Overall gross profits were 52.8% for the six months ended April 1, 1995 compared to 50.7% for the same period in fiscal 1996. The decrease of 2.1% is a result of a lower ratio of restaurant sales to total sales.

Operating Costs and Expenses

         All discussion below of operating costs, payroll costs and occupancy costs for the twenty-six weeks ended March 30, 1996 includes costs from the unit that the Company received through foreclosure and the unit that was returned to the Company by its franchisee.

         Operating costs and expenses for the twenty-six weeks ended April 1, 1995 were $9,469,000 compared to $10,477,000 for the same period in the current fiscal year. Operating expenses are comprised of the cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses.

         Payroll and related costs, which include workers compensation insurance premiums, were $2,561,000 and $2,895,000 for the first six months of fiscal years 1995 and 1996 respectively, an increase of $334,000. Although the Company experienced an increase in restaurant payroll in general, there were three other factors involved in the increase in payroll and related costs. The payrolls from the two recently acquired units were responsible for some added payroll expense,and the Company hired an attorney at the beginning of fiscal year 1996, which attorney is also a member of the Board of Directors. The increase from adding the attorney to the payroll will be offset by an equivalent reduction in legal expense.

         Occupancy costs, which include rent, common area maintenance, repairs and taxes were $333,000 and $493,000 for the first six months of fiscal years 1995 and 1996 respectively, with the increase of $160,000 primarily accounted for because of the addition of the previously mentioned units and a decrease in the reduction from capital leases to expense.

         Selling, general and administrative expenses were $2,046,000 for the twenty-six weeks ended April 1, 1995 and $1,989,000 for the twenty-six weeks ended March 30, 1996, a decrease of $57,000 overall. As discussed previously, the Company has two additional units this fiscal year that it did not have in fiscal year 1995. The expenses for these two units add up to $213,000. If the total expenses for the first six months of fiscal year 1996 were adjusted by these added expenses, the comparison to fiscal year 1995 would indicate that management has been able to accomplish a net decrease in selling, general and administrative expenses, primarily in promotions, utilities and telephone.

Other Income and Expense

         The decline of $10,000 in interest expense on long-term debt which was $44,000 and $34,000 for the twenty-six weeks of fiscal 1995 and 1996 respectively, is attributed to the reduction of long-term debt. The decline of $15,000 in interest expense on obligations under capital leases which was $46,000 and $31,000 for the second quarter of fiscal 1995 and 1996 respectively is the result of the expiration of a capital lease late in fiscal year 1995.

         Management fees from the Pennsylvania limited partnership were $88,000 and $68,000 for the six months ended April 1, 1995 and March 30, 1996 respectively. A reduction in revenues caused by the severe weather in Pennsylvania is responsible for this decline.

         Other net was $36,000 for the twenty-six weeks of fiscal 1995 and $68,000 for the twenty-six weeks of fiscal year 1996. The increase includes a prior period adjustment of $20,000 and $10,000 of income from a settlement.

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

FLANIGAN'S ENTERPRISES, INC.


                                    /s/Joseph G. Flanigan
                                    -------------------------------------------
                                    JOSEPH G. FLANIGAN, Chief Executive Officer

Date    5/14/1996
      -------------


                                    /s/Mary C. Reymann
                                    -------------------------------------------
                                    MARY C. REYMANN, Chief Financial Officer

Date    5/14/1996
      -------------