Form 10QSB
period 1996-06-29
FLANIGANS ENTERPRISES INC
filed 1996-08-12
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended        June 29, 1996
                    ----------------------------

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

Indicate the number of shares outstanding of each of the issuers classes of
Common Stock as of the latest practicable date            907,378
                                               ----------------------------

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                  June 29, 1996



PART I.           FINANCIAL INFORMATION


         1.       UNAUDITED CONDENSED FINANCIAL STATEMENTS

                  Consolidated Summary of Earnings -- For the Thirteen Weeks and the Thirty-Nine weeks ended July 1, 1995 and June 29, 1996

                  Consolidated Balance Sheets -- as of September 30, 1995 and June 29, 1996

                  Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended July 1, 1995 and June 29, 1996

                  Notes to Consolidated Financial Statements


         2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS


PART II.          OTHER INFORMATION AND SIGNATURES:



                  6.       Exhibits and Reports on Form 8-K
                           (a)      Exhibits
                           (b)      Reports on Form 8-K

                                  FLANIGAN'S ENTERPRISES, INC., AND SUBSIDIARIES
                                    UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                                                  (In Thousands)

                                                                               THIRTEEN  WEEKS  ENDED        THIRTY-NINE WEEKS ENDED
                                                                               July 1,        June 29,       July 1,        June 29,
                                                                                 1995           1996           1995           1996
                                                                              --------       --------       --------       --------
         Restaurant food sales .........................................      $  2,240       $  2,398       $  6,857       $  7,334
         Restaurant bar sales ..........................................           803            767          2,529          2,514
         Non-restaurant bar sales ......................................           109              0            364            234
         Package goods sales ...........................................         1,063          1,391          3,824          4,823
         Franchise related revenues ....................................           112            153            352            472
         Owners fee ....................................................            38             37            113            112
         Other operating income ........................................            49             37            145            127
                                                                              --------       --------       --------       --------
                                                                                 4,414          4,783         14,184         15,616
                                                                              --------       --------       --------       --------
COSTS AND EXPENSES:
         Cost of merchandise sold restaurant and lounges ...............         1,184          1,200          3,653          3,782
         Cost of merchandise sold package goods ........................           773          1,045          2,833          3,563
         Payroll and related costs .....................................         1,302          1,357          3,863          4,252
         Occupancy costs ...............................................           247            236            580            729
         Selling, general and administrative expenses ..................           917            956          2,963          2,945
                                                                              --------       --------       --------       --------
                                                                                 4,423          4,794         13,892         15,271
                                                                              --------       --------       --------       --------
            Income (loss) from operations ..............................            (9)           (11)           292            345
                                                                              --------       --------       --------       --------
OTHER INCOME (EXPENSE):
         Interest expense on obligations under capital leases ..........           (23)           (15)           (69)           (46)
         Interest expense on long-term debt and damages payable ........           (19)           (13)           (63)           (47)
         Gain on sale of assets ........................................            (5)            (1)          --             --
         Interest income ...............................................            19              6             46             25
         Management fees from Pennsylvania limited partnership .........             6             28             94             96
         Recovery of amounts previously written off ....................          --             --             --             --
         Recognition of deferred gains .................................            27             11             95            113
         Other net .....................................................            65             86            101            154
                                                                              --------       --------       --------       --------
                                                                                    70            102            204            295
                                                                              --------       --------       --------       --------
         Income before income taxes ....................................            61             91            496            640

                                           (continued)

                                  FLANIGAN'S ENTERPRISES, INC., AND SUBSIDIARIES
                                    UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                                                  (In Thousands)
                                                    (Continued)

                                                                         THIRTEEN  WEEKS  ENDED             THIRTY-NINE WEEKS  ENDED
                                                                         July 1,         June 29,           July 1,         June 29,
                                                                         1995              1996               1995             1996
                                                                       -------            -------            -------            ----
         PROVISION FOR INCOME TAXES .......................            $  --              $  --              $  --              $--
                                                                       -------            -------            -------            ----
         Net income .......................................            $    61            $    91            $   496            $640
                                                                       =======            =======            =======            ====

NET INCOME PER COMMON SHARE:

         Primary ..........................................            $   .07            $   .09            $   .54            $.65
                                                                       =======            =======            =======            ====

         Fully Diluted ....................................            $   .07            $   .09            $   .54            $.65
                                                                       =======            =======            =======            ====

WEIGHTED AVERAGE
         SHARES OUTSTANDING:

         Primary ..........................................                891                985                918             985
                                                                       =======            =======            =======            ====

         Fully Diluted ....................................                891                989                918             989
                                                                       =======            =======            =======            ====

          Certain fiscal 1995 items have been reclassified to conform to the fiscal 1996 presentation. See accompanying notes to consolidated financial statements

                                   FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS

                                        SEPTEMBER 30, 1995 AND JUNE 29, 1996

                                                      ASSETS

                                                                                                       SEPTEMBER 30,       JUNE 29,
                                                                                                            1995             1996
                                                                                                        ----------        ----------
CURRENT ASSETS:
         Cash and equivalents including ........................................................        $  686,000        $  927,000
         Receivables, including current portion
           of notes, and mortgages,  less allowance for uncollectible amounts of and deferred gaind,  including  related party  receivables of $90,000 and $3,000 (before allowances and deferred gains)
           in 1995 and 1996, respectively ......................................................           235,000           180,000
         Inventories, at lower of cost (first-
           in, first out) or market ............................................................           824,000         1,009,000
         Prepaid expenses ......................................................................           373,000           463,000
                                                                                                        ----------        ----------
         Total current assets ..................................................................         2,118,000         2,579,000
                                                                                                        ----------        ----------
PROPERTY AND EQUIPMENT, net ....................................................................         2,772,000         2,514,000
                                                                                                        ----------        ----------
LEASED PROPERTY UNDER CAPITAL LEASES,
         less accumulated amortization of
         $831,000 and $766,000 in 1995
         and 1996 respectively .................................................................           227,000           203,000
                                                                                                        ----------        ----------
OTHER ASSETS:
         Liquor licenses, less accumulated
           amortization of $95,000 in 1995 and
           $100,000 in 1996, respectively ......................................................           338,000           383,000
         Notes and mortgages receivable, less
           allowance for uncollectible amounts and deferred gains, and including related party  receivables  of $14,000 and $0 (before  allowances and deferred gains)
           in 1995 and 1996 respectively .......................................................            85,000             7,000
         Other .................................................................................           324,000           523,000
                                                                                                        ----------        ----------
         Total other assets ....................................................................           747,000           913,000
                                                                                                        ----------        ----------
                                                                                                        $5,864,000        $6,209,000
                                                                                                        ==========        ==========

                                                             (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 30, 1995 AND JUNE 29, 1996

               LIABILITIES AND STOCKHOLDER'S INVESTMENT (DEFICIT)

                                   (continued)

                                                        SEPTEMBER 30,   JUNE 29,
                                                            1995          1996
                                                        ----------    ----------
CURRENT LIABILITIES:
     Accounts payable ..............................    $  756,000    $  881,000
         Accrued and other current liabilities .....       865,000       824,000
         Current portion of long-term debt .........        60,000        16,000
         Current obligations under capital
           leases ..................................        54,000        54,000
         Current portion of damages payable on
           terminated or rejected leases
           and other bankruptcy liabilities ........       240,000       250,000
         Due to Pennsylvania
           limited partnership .....................       106,000        96,000
                                                        ----------    ----------
         Total current liabilities .................     2,081,000     2,121,000
                                                        ----------    ----------
LONG TERM DEBT, net of current
           portion .................................        21,000         9,000
                                                        ----------    ----------
OBLIGATIONS UNDER CAPITAL LEASES,
           net of current portion ..................       448,000       406,000
                                                        ----------    ----------
DAMAGES PAYABLE ON TERMINATED OR
         REJECTED LEASES AND OTHER
         BANKRUPTCY LIABILITIES,
         net of current portion ....................     1,462,000     1,273,000
                                                        ----------    ----------

                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 30, 1995 AND JUNE 29, 1996

               LIABILITIES AND STOCKHOLDER'S INVESTMENT (DEFICIT)


                                   (continued)

                                                      SEPTEMBER 30,     JUNE 29,
                                                          1995            1996
STOCKHOLDERS' INVESTMENT (DEFICIT)
         Common stock, par value $.10
           authorized 5,000,000 shares,
           issued 2,099,000 shares ...............   $   210,000    $   210,000
         Capital in excess of par value ..........     6,685,000      6,685,000
         Retained earnings (deficit) .............       (33,000)       607,000
         Less - Treasury stock, at cost,
           1,225,000 shares and 1,192,000
           shares in 1995 and 1996 respectively ..    (5,010,000)    (5,102,000)
                                                     -----------    -----------
                                                       1,852,000      2,400,000
                                                     -----------    -----------
                                                     $ 5,864,000    $ 6,209,000


           The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE THIRTY-NINE WEEKS ENDED
                         JULY 1, 1995 AND JUNE 29, 1996
                                 (In Thousands)

                                                              JULY 1,   JUNE 29,
                                                               1995       1996
                                                               -----      -----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income ......................................     $ 496      $ 640
         Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities:
                  Depreciation and amortization
                    of property, equipment and
                    capital leases .......................       488        457
                  Amortization of liquor licenses ........         7          5
                  Recognition of deferred gains
                    and other deferred income ............       (95)      (113)
                  Accrual for potential
                    uninsured claims .....................        90       --
                  Provision for uncollectible notes
                    and mortgages receivable .............       125        105
                  Reversal of allowance for
                    uncollectible notes and
                    mortgages receivable .................      (122)      --


         Changes in assets and liabilities:

                  Decrease in receivables ................        13         55
                  Increase in inventories ................      (102)      (185)
                  Increase in prepaid expenses ...........      (144)       (90)
                  Increase in other assets ...............         9       (199)
                  Increase in accounts payable ...........      (264)       125
                  Decrease in accrued liabilities ........      (311)       (41)
                                                               -----      -----
                  Net cash provided by (used in)
                    operating activities .................       190        759
                                                               -----      -----

                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE THIRTY-NINE WEEKS ENDED
                         JULY 1, 1995 AND JUNE 29, 1996
                                 (In Thousands)

                                                             JULY 1,    JUNE 29,
                                                              1995        1996
                                                             -----        -----
CASH FLOWS FROM INVESTING ACTIVITIES:
         Net proceeds from sale of property
           and equipment .............................       $  14        $--
         Sale of liquor license ......................          20         --
         Collections on notes and
           mortgages receivable ......................          61          282
         Additions to notes and
           mortgages receivable ......................         (33)        (196)
         Disposal of property and equipment ..........        --             68
         Additions to property and equipment .........        (174)        (243)
         Change in due to Pennsylvania
           limited partnership .......................         (66)         (10)
         Aquisition of liquor licenses ...............        --            (50)
                                                             -----        -----
         Net cash used in
           investing activities ......................        (178)        (149)
                                                             -----        -----

CASH FLOWS FROM FINANCING ACTIVITIES:
         Additions to long-term debt .................         426         --
         Payments of long-term debt ..................        (380)         (56)
         Payments of obligations under
           capital leases ............................         (93)         (42)
         Payments of damages payable .................        (173)        (179)
         Purchase of treasury stock ..................        (176)        (173)
         Sale of treasury stock ......................        --             81
                                                             -----        -----
         Net cash provided by (used in)
           financing activities ......................        (396)        (369)
                                                             -----        -----
NET INCREASE (DECREASE) IN CASH
         AND EQUIVALENTS .............................        (384)         241

CASH AND EQUIVALENTS, BEGINNING OF YEAR ..............         868          686
                                                             -----        -----

CASH AND EQUIVALENTS, END OF QUARTER .................       $ 484        $ 927
                                                             =====        =====

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 29, 1996

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

(4)      FRANCHISE PROGRAM:

         At  September  30,  1995,  nine units  were  operated  under  Franchise
Agreements,  while at June 29, 1996,  eight units were operated under  Franchise
Agreements. During the first quarter of fiscal 1996, one franchisee exercised the thirty day cancellation clause under the original Franchise Agreement and related documents and returned its franchised unit to the Company. The franchisee had operated a package liquor store and lounge under the "Big Daddy's" servicemark. In addition, during the same fiscal quarter, one additional franchisee agreed to a termination of its Franchise Agreement and while its restaurant did not formerly operate under the "Flanigan's Seafood Bar and Grill" servicemark, the franchisee agreed to de-identify the same to avoid any confusion with the Company's restaurants. This franchisee will continue operating its package liquor store under a new Franchise Agreement with the

Company which includes a license to use the servicemark "Big Daddy's Liquors" only. During the fiscal quarter, this franchisee notified the Company of its intent to terminate the new Franchise Agreement and return the franchised unit, including restaurant, to the Company effective September 29, 1996.

         At September 30, 1995 there were four franchised units operating under the Company's original Franchise Agreement, while at June 29, 1996, there was only one franchised unit operating under the original Franchise Agreement. While the original Franchise Agreement was prepared for the operation of a lounge, the new Franchise Agreement, which was drafted jointly with existing franchisees, was prepared for the operation of a restaurant and provides the Company with the ability to maintain a high level of food quality and service at its franchised restaurants. Under either Franchise Agreement, the Company agrees to provide guidance, advice and management assistance to the franchisee. The Company also agrees to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. Under the original Franchise Agreement, the Company received fees of 2-1/2% to 3% of gross sales, while under the new Franchise Agreement, the Company receives fees of 4-1/2% to 6% of gross sales, including contributions to advertising. Of the eight franchised units, five are owned or operated by related parties.

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

         During fiscal 1993 and 1994, the Company paid the 1991, 1992 and 1993 real property taxes, in the aggregate amount of $40,242, as guarantor of the sublease for a store sold in 1990. The payment of the 1991 and 1992 real property taxes were evidenced by two promissory notes, one for each year, which each provide that the entire principal balance and accrued interest, calculated at the rate of nine percent per annum, will be due in full on January 1, 2010, which is the date the sublease expires; a default under the sublease is a default under the promissory note, entitling the Company to accelerate the entire principal balance and all accrued interest; and if the assignee meets all obligations of the sublease through its expiration date, (January 1, 2010) then each promissory note will be forgiven. The Company agreed to review financial records of the assignee each year to see if the profit-ability thereof warranted the Company paying the real property taxes to subsidize the same.

         During fiscal year 1995 the Company learned that the assignee was five months in arrears in the payment of rent to the sublessors ($35,527) and had failed to pay the annual ground rent which was due January 1, 1995 ($19,400), notwithstanding promises that all rental payments would be current by January 1, 1995.

         The Company demanded payment of all arrearages or the return of the store. While negotiating the return of the store, the assignee closed the liquor package store and removed all inventory. The Company filed suit for eviction and was granted immediate possession of the business premises including furniture, fixtures, equipment and liquor license, to reopen and preserve the business of the liquor package store. As the result of the default of the sublease, the two promissory notes given the Company for paying the 1991 and 1992 real property taxes for this store are immediately due in full. During fiscal year 1995, the Company paid the annual ground rent which was due January 1, 1995 and began making monthly payments to the sublessors commencing February 1, 1995. From May 1, 1995 through February 1, 1996, the Company paid an additional one half month's rent to the sublessors along with current monthly rent to satisfy all rental arrearages. The Company continues to operate the liquor package store and anticipates doing so throughout the litigation and after acquiring ownership thereof through the litigation. The obligations of the assignee are secured by the personal guarantee of a principal of the assignee and cross collateralized with the assets of an entity affiliated with the assignee, which is discussed below.

         During fiscal year 1996, the Company has operated the liquor package store at a significant loss. In an effort to reduce these losses, the Company extended an offer to each sublessor of this location to purchase his or her interest in the same. As of the end of the third fiscal quarter, sublessors representing ownership of twenty eight (28%) percent of the Sublease Agreement for this location had accepted the Company's offer.

         In addition to the above store, during fiscal year 1994, the Company paid the 1991 and 1992 real property taxes in the aggregate amount of $13,987, as guarantor of the lease of another store sold in prior years. During fiscal year 1994, the rental payments for this store decreased to a point where they did not even equal the current rent and the Company instituted eviction proceedings. The Company, through a wholly owned subsidiary, was appointed receiver of the assignee's business. During fiscal year 1995, the Court entered a Final Judgment in favor of the Company foreclosing the statutory landlord lien subrogated to the Company. The Company acquired ownership of the assets of the assignee at the foreclosure sale, including the liquor license. The Company's guarantee of the lease for this store expires on August 10, 1997. The Company tried to operate this store as a restaurant under its "Flanigan's Cafe" concept, but it was not possible to operate it up to the same standards of the Company's other restaurants, so the unit was closed during the third quarter of fiscal 1996. Subsequent to the end of the third fiscal quarter, a contract was entered into by the landlord for the sale of the real property and improvements of this location. Simultaneously therewith, a separate contract was entered into by the Company for the sale of its liquor license to the same buyer. At closing, which should occur prior to the close of the fiscal year, the Company's lease for this store will be vacated.

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

         During the third fiscal quarter, the Company concluded its action to foreclose its security interest in the assets of the assignee and acquired ownership of the same at the foreclosure sale. The value of the assets, which included a quota liquor license only, exceeded the amount of the Company's Final Judgment, thereby extinguishing the assignee's obligation to the Company, At the same time, the cross collateralization of the assets of this assignee to secure the obligations of an entity affiliated with the same, which is discussed above, became moot, as this assignee no longer has any assets.

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

         During the second quarter of fiscal year 1996, the lease on one unit operated by the Company as a lounge only, expired and the Company was unable to renew same. Also during the second quarter the Company closed its last two lounges at combination package and lounge units, but continues to operate the package stores. It is for that reason that the Company has no non-restaurant bar sales for the fiscal quarter and does not anticipate having any in the immediate future. Bar business, without an accompanying restaurant, continues to decline to the point of being unprofitable. The Company can not foresee this trend reversing and the two units are not suitable for conversion to restaurants.

         During the fiscal year 1995, the Company became the owner, through foreclosure, of a lounge previously sold by the Company, which lounge had been operated by a wholly owned subsidiary of the Company as a receiver appointed by the Court since fiscal year 1994. The Company tried to operate this store as a restaurant under its "Flanigan's Cafe" concept, but since it was not possible to operate it up to the same standards of the Company's other restaurants, the unit was closed April 10, 1996. Subsequent to the end of the third fiscal quarter, a contract was entered into by the landlord for the sale of the real property and improvements of this location. Simultaneously therewith, a separate contract was entered into by the Company for the sale of its liquor license to the same buyer. At closing, which should occur prior to the close of the fiscal year, the Company's lease for this store will be vacated. This brings the total number of stores operated by the Company at June 29, 1996 to 15 with an interest in eight franchised units.

Liquidity and Capital Resources

         Cash Flows

         The following table is a summary of the Company's cash flows through the first nine months of fiscal years 1995 and 1996.

                                                             Nine months ended
                                                          ---------------------
                                                          July 1,       June 29,
                                                           1995           1996
                                                           -----          -----
                                                              (in thousands)
Net cash provided by
  operating activities ...........................         $ 190          $ 759
Net cash used in
 investing activities ............................          (178)          (149)
Net cash used in
 financing activities ............................          (396)          (369)
                                                           -----          -----
Net increase (decrease) in cash
  and cash equivalents ...........................          (384)           241
Cash and cash equivalents:
  Beginning of period ............................           868            686
                                                           -----          -----
  End of period ..................................         $ 484          $ 927
                                                           =====          =====

         Adjustments to net income to reconcile to cash flows from operating activities at the end of the third quarter of fiscal year 1995 include the provision for $125,000 of allowances for uncollectible notes and mortgages receivable, $90,000 in accruals for potential uninsured claims and the recognition of $95,000 in deferred gain.

         Adjustments to net income to reconcile to cash flows from operating activities at the end of the third quarter of fiscal year 1996 include a provision for uncollectible notes and mortgages of $105,000 and the recognition of $113,000 in deferred gain.

         Improvements

         The Company had additions to fixed assets of $243,000 during the nine months ended June 29, 1996 compared to $174,000 for the same period last year and $348,000 for the year ended September 30, 1995 The additions were for the continuation of the program to upgrade existing units serving food, improvements to package stores, upgrading the corporate computer system and other improvements. Except as otherwise noted all of the funds for additions came from operations.

         All of the Company's units require periodic refurbishing in order to remain competitive. During fiscal 1992, as cash flow improved, the Company embarked upon a refurbishing program which continued through fiscal 1995. The budget for fiscal 1996 includes $300,000 for this program. The Company believes that improved operations will provide the cash to continue the refurbishing program.

         Working Capital

         The table below summarizes the current assets, current liabilities and working capital for the quarters ended July 1, 1995 and June 29, 1996 and for the fiscal year ended September 30, 1995.

                                             July           June       September
             Item                           1, 1995       29, 1996      30, 1995
             ----                           -------       --------      --------
                                                       (in thousands)
Current assets ....................         $2,145         $2,579         $2,118
Current liabilities ...............          1,864          2,121          2,081
                                            ------         ------         ------
Working capital ...................            281            458             37

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

Results of Operation

REVENUES:
                                                    Thirteen Weeks Ended                          Thirty-Nine Weeks Ended
Sales                                      July 1, 1995              June 29, 1996         July 1, 1995              June 29, 1996
- -----                                   -----------------         ------------------    -----------------           ----------------
Restaurant, food ...................    $ 2,240     53.1%          $ 2,398     52.6%    $ 6,849     50.4%          $ 7,334     49.2%
Restaurant, bar ....................        803     19.0%              767     16.8%      2,529     18.6%            2,514     16.7%
Non-Restaurant, bar ................        109      2.7%               --       - %        364      2.8%              234      1.7%
Package goods ......................      1,063     25.2%            1,391     30.6%      3,832     28.2%            4,823     32.4%
                                        -------     -----           ------    ------     ------     -----          -------     -----
Total ..............................      4,215     100 %            4,556     100 %     13,574     100 %           14,905     100 %

Franchise revenues .................        112                        153                  352                        472
Owner's fee ........................         38                         37                  113                        112
Other operating income .............         49                         37                  145                        127
Total revenues .....................    $ 4,414                    $ 4,783              $14,184                    $15,616

         As the table above illustrates, total revenues have increased for the quarter and the thirty-nine weeks ended June 29, 1996 when compared to the same periods in fiscal year 1995.

         The increases are primarily in restaurant food sales, package sales and franchise related revenue.

         As previously discussed on page 15, during the second quarter of fiscal year 1996, the lease on one unit operated by the Company as a lounge only, expired and the Company was unable to renew same. Also during the second quarter the Company closed its last two lounges at combination package and lounge units, but continues to operate the package stores. Bar business, without an accompanying restaurant, continues to decline to the point of being unprofitable. The Company can not foresee this trend reversing and the two units are not suitable for conversion to restaurants. The closing of these units is responsible for no non-restaurant bar sales being shown for the third quarter.

         Restaurant food sales represented 53.1% and 50.4% of total sales in the thirteen and thirty-nine weeks ended July 1, 1995 as compared to 52.6% and 49.2% in the comparable periods of fiscal 1996. The decrease in percentage of food sales to total sales is a result of the increase in the percentage of package goods sales. The weekly average of same store restaurant food sales was $171,443 and $180,867 for the thirty-nine week period of fiscal years 1995 and 1996 respectively, an increase of 5.5 percent.

         The same store weekly average for restaurant bar sales was $64,847 for the thirty-nine week period of fiscal 1995 compared to $62,270 for the same period of the current fiscal year, a decrease of 4.0%.

         The Company's emphasis during the past few years has been towards increasing its food sales, which caters to a family oriented business. This accounts for the increased weekly average of same store food sales, as well as for the decrease in weekly average for same store restaurant bar sales.

         Package goods sales have reversed the decline of prior years going from a weekly average of same store sales of $98,068 for the thirty-nine weeks of fiscal 1995 to $107,268 for the thirty-nine weeks of fiscal 1996, an increase of
9.3 percent. The improvement in package goods sales is attributed to three factors. The Company has improved its wine selection and made its pricing more competitive, while the decline in the liquor market appears to have stabilized.

         Franchise related revenues show a 34.1 percent increase for the thirty-nine week period of fiscal 1996 as compared to the same period of fiscal 1995. This increase is a result of the new royalty fees that were introduced with the new Franchise Agreement that was discussed in the second paragraph on page eleven.

         Owner's fee represents fees received pursuant to a management agreement for the operation of a club owned by the Company in Atlanta, Georgia.

         The gross profit margin for restaurant and lounge sales remained level at 62.5% for the first nine months of fiscal years 1995 and 1996 respectively.

         The gross profit margin for package goods sales during the thirty-nine weeks ended July 1, 1995 and June 29, 1996 were 25.9% and 26.1% respectively.

         Overall gross profits were 52.2% for the nine months ended July 1, 1995 compared to 50.7% for the same period in fiscal 1996. The decrease of 1.5% is a result of a lower ratio of restaurant sales to total sales.

Operating Costs and Expenses

         All discussion below of operating costs, payroll costs and occupancy costs for the thirty-nine weeks ended June 29, 1996 includes costs from the unit that the Company received through foreclosure and the unit that was returned to the Company by its franchisee.

         Operating costs and expenses for the thirty-nine weeks ended July 1, 1995 were $13,892,000 compared to $15,271,000 for the same period in the current fiscal year. Operating expenses are comprised of the cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses.

         Payroll and related costs, which include workers compensation insurance premiums, were $3,863,000 and $4,252,000 for the first nine months of fiscal years 1995 and 1996 respectively, an increase of $389,000. Although the Company experienced an increase in restaurant payroll in general, there were three other factors involved in the increase in payroll and related costs. The payrolls from the two recently acquired units were responsible for some added payroll expense,and the Company hired an attorney at the beginning of fiscal year 1996, which attorney is also a member of the Board of Directors. The increase from adding the attorney to the payroll will be offset by an equivalent reduction in legal expense.

         Occupancy costs, which include rent, common area maintenance, repairs and taxes were $580,000 and $729,000 for the first nine months of fiscal years 1995 and 1996 respectively, with the increase of $149,000 primarily accounted for because of the addition of the previously mentioned units and a decrease in the reduction from capital leases to expense.

         Selling, general and administrative expenses were $2,963,000 for the thirty-nine weeks ended July 1, 1995 and $2,945,000 for the thirty-nine weeks ended June 29, 1996, a decrease of $18,000 overall. As discussed previously, the Company has two additional units this fiscal year that it did not have in fiscal year 1995. The expenses for these two units add up to $271,000. If the total expenses for the first nine months of fiscal year 1996 were adjusted by these added expenses, the comparison to fiscal year 1995 would indicate that management has been able to accomplish a net decrease in selling, general and administrative expenses, primarily in promotions, utilities and telephone.

Other Income and Expense

         The decline of $16,000 in interest expense on long-term debt which was $47,000 and $63,000 for the thirty-nine weeks of fiscal 1995 and 1996 respectively, is attributed to the reduction of long-term debt. The decline of $23,000 in interest expense on obligations under capital leases which was $69,000 and $46,000 for the third quarter of fiscal 1995 and 1996 respectively is the result of the expiration of a capital lease late in fiscal year 1995.

         Management fees from the Pennsylvania limited partnership were $94,000 and $96,000 for the nine months ended July 1, 1995 and June 29, 1996 respectively.

         Other net was $99,000 for the thirty-nine weeks of fiscal 1995 and $151,000 for the thirty-nine weeks of fiscal year 1996. Other net in the consolidated statements of income consist of the following for the nine months ended July 1, 1995 and June 29, 1996:

                                                        1995              1996
                                                     ---------        ---------
Non-franchise related rental income ..........          66,000           25,000
Loss on retirement of fixed assets ...........          (5,000)         (67,000)
Gain on sale of liquor licenses ..............          30,000             --
Gain on acquisition of licenses ..............            --             50,000
Gain on investments ..........................            --             45,000
Food rebates .................................           8,000           23,000
Insurance recovery ...........................            --             52,000
Other, net ...................................            --             23,000
                                                     ---------        ---------
                                                     $  99,000        $ 151,000
                                                     =========        =========

Trends

         During the next twelve months management expects a continued increase in restaurant food and package sales and anticipates that expenses will remain constant, thereby increasing overall profits.

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

FLANIGAN'S ENTERPRISES, INC.


                                  /s/Joseph G. Flanigan
                                     -------------------------------------------
                                     JOSEPH G. FLANIGAN, Chief Executive Officer

Date    8/13/1996



                                  /s/Mary C. Reymann
                                     -------------------------------------------
                                     MARY C. REYMANN, Chief Financial Officer

Date    8/13/1996