Form 10KSB
period 1996-09-30
FLANIGANS ENTERPRISES INC
filed 1996-12-27
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 28, 1996
                                                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to

                         Commission File Number 1-6836

                          Flanigan's Enterprises, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Florida                                               59-0877638
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

2841 Cypress Creek Road, Fort Lauderdale, Florida                 33309
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,831,326 as of December 19, 1996.

There were 907,000 shares of the Registrant's Common Stock ($0.10) Par Value) outstanding as of September 28, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the Registrant's 1997 definitive proxy material has been incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-KSB.

                         Exhibit Index Begins on Page 32

                                     PART I

Item 1.  Business.


General

         Flanigan's Enterprises, Inc., (the "Company") owns and/or operates restaurants with lounges, package liquor stores and an entertainment oriented club (collectively the "units"). At September 28, 1996, the Company operated 14 units, including one unit operated by the Company pursuant to Court Order, and had interests in seven additional units which have been franchised by the Company. The table below sets out the changes in the type and number of units being operated.

                                                 FISCAL     FISCAL
                                                  YEAR       YEAR      NOTE
TYPES OF UNITS                                    1995       1996     NUMBER
--------------                                    ----       ----     ------
Combination package and restaurant ........         4         4
Restaurant only ...........................         5         5        (1)(2)
Package store only ........................         1         4        (3)(4)(5)
Lounge only ...............................         1         0        (6)
Combination package and lounge ............         2         0        (4)
Clubs .....................................         2         1        (7)

TOTAL - Company operated units ............        15        14

FRANCHISED - units ........................         9         7        (3)(8)

Notes:

         (1) During the fiscal year 1995, the Company became the owner, through foreclosure, of a lounge previously sold by the Company, which lounge had been operated by a wholly owned subsidiary of the Company as a receiver appointed by the Court since fiscal year 1994. The Company tried to operate this store as a restaurant under its "Flanigan's Cafe" concept, but since it was not possible to operate it up to the same standards of the Company's other restaurants, the unit was closed April 10, 1996. During the fourth quarter, a contract was entered into by the landlord for the sale of the real property and improvements of this location. Simultaneously therewith, a separate contract was entered into by the Company for the sale of its liquor license to the same buyer. At closing, which occurred during the first quarter of fiscal 1997, the Company's lease for this store was vacated.

         (2) Also during the first quarter of fiscal year 1996, the Company began operating a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark as general partner and fifty percent owner of a limited partnership established for such purpose.

         (3) During the first quarter of fiscal year 1996 one franchisee terminated its franchise agreement and returned its franchised unit to the Company. The Company immediately began operating the package liquor store of the returned franchise unit.

         (4) During the second quarter of fiscal year 1996 the Company closed its last two lounges at combination package and lounge units, but continues to operate the package liquor stores. The two lounges were only marginally profitable, with declining revenues.

         (5) During fiscal year 1995, the Company was granted possession of a store previously sold by the Company and began operating the package liquor store. The Company continues to operate this unit pursuant to Court Order.

         (6) During the second quarter of fiscal year 1996, the lease on one unit operated by the Company as a lounge only expired and the Company was unable to renew the same upon suitable terms.

         (7) Through September 20, 1996, the Company operated its remaining Pennsylvania club, (Store #850, King of Prussia, Pennsylvania), which was financed through a limited partnership in which a wholly owned subsidiary of the Company acted as general partner. The lease for this unit had only thirteen months remaining, with no more renewal options and revenues were down as a result of competition from some expensive new clubs constructed on the waterfront. An opportunity arose to sell the lease, leasehold improvements and liquor license to Dick Clark Restaurants, Inc. With the approval of the Limited Partners, the sale of the unit was consummated on September 20, 1996 for a purchase price of $500,000. The Company had one club (in Atlanta, Georgia) remaining at fiscal yearend 1996.

         (8) Also during fiscal year 1996 one franchise expired and the Company declined to offer the franchisee the option of executing its new franchise agreement.

         During the first quarter of fiscal 1996, one additional franchisee agreed to a termination of its Franchise Agreement and while its restaurant did not formerly operate under the "Flanigan's Seafood Bar and Grill" servicemark, the franchisee agreed to de-identify the same to avoid any confusion with the Company's restaurants. The franchisee continued to operate its package liquor store under a new Franchise Agreement with the Company which included a license to use the servicemark "Big Daddy's Liquors" only. During the third quarter of fiscal year 1996, this franchisee notified the Company of its intent to terminate the new Franchise Agreement and return the franchised unit, including restaurant, to the Company.

         In order to induce the franchisee to continue operating its franchise through the end of the fiscal year, the Company agreed to reduce the weekly sublease rent and suspend all weekly payments on account of its purchase money chattel mortgage. In the interim, the Company determined that the cost necessary to convert this unit to a "Flanigan's Seafood Bar and Grill" restaurant exceeded the funds available to the Company and on September 30, 1996, subsequent to the end of fiscal year 1996, the franchise was sold to a related third party, in lieu of its return to the Company. The initial shareholder interest of all officers and directors, which was comprised of the Chairman and a member of his family, represented one hundred percent of the initial invested capital. It was also agreed that the Company would manage the franchise for the related third party, pursuant to a management agreement. Subsequent to the closing of the sale of the franchise, the

Company accepted the offer of another related franchisee, who is also a member of the Board of Directors of the Company, to pay the sum of $150,000 for the right to buy this franchise from the related third party, renovate the same and act as manager. As part of this transaction, the Company agreed to continue the reduced sublease rent, the waiver of any franchise royalties and the suspension of mortgage payments through March, 1997. Thereafter, the Company will receive the same weekly payment as previously paid by the former franchisee during fiscal year 1996. It is also anticipated that the Company will be an investor in the franchise, as will other related parties, including but not limited to officers, directors and/or their families.

         All of the Company's package liquor stores, restaurants and clubs are operated on leased properties. As a result of significant escalations of rent on certain of such leased properties and on leased properties that were not being operated by the Company, on November 4, 1985 the Company, not including its subsidiaries, filed a Voluntary Petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. On May 5, 1987 the Company's Plan of Reorganization as amended and modified ("the Plan") was confirmed by the Bankruptcy Court. On December 28, 1987 the Company was officially discharged from bankruptcy. See
Note 2 to the consolidated financial statements for a discussion of the bankruptcy proceedings to date and Item 7 for a discussion of the effect of the bankruptcy proceedings herein.

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

         During fiscal year 1987, the Company began renovating its lounges to provide full restaurant food service, and subsequently renovated and added food service to most of its lounges. The restaurant concept, as the Company offers it, has been so well received by the public that food sales now represent approximately 74.9% of total restaurant sales.

         The Company's package liquor stores emphasize high volume business by providing customers with a wide variety of brand name and private label merchandise at discount prices. The Company's restaurants provide efficient service of alcoholic beverages and full food service with abundant portions, reasonably priced, served in a relaxed friendly atmosphere.

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

Financial Information Concerning Industry Segments

         The Company's business is carried out principally in two segments: the restaurant segment, which was the restaurant and lounge segment prior to the closing of the remaining lounges during fiscal year 1996, and the package liquor store segment.

         Financial information broken into these two principal industry segments for the two fiscal years ended September 30, 1995 and September 28, 1996 is set forth in the consolidated financial statements which are attached hereto, and is incorporated herein by reference.

The Company's Package Liquor Stores and Restaurants

         The Company's package liquor stores are operated under the "Big Daddy's Liquors" servicemark and the Company's restaurants are operated under the servicemark "Flanigan's Seafood Bar and Grill". The Company's package liquor stores emphasize high volume business by providing customers with a wide selection of brand name and private label liquors, beer and wines. The Company has a policy of meeting the published sales prices of its competitors. The Company provides extensive sales training to its package liquor store personnel. Most package liquor stores are open six or seven days a week from 9:00-10:00 a.m. to 9:00-10:00 p.m., depending upon demand and local law. A small number of the Company's units have "night windows" with extended evening hours.

         The Company's restaurants offer full food and alcoholic beverage service with approximately 74.9% of their sales being food items. These restaurants are operated under the "Flanigan's Seafood Bar and Grill" service mark. Although these restaurants provide a neighborhood atmosphere, they have the degree of standardization prevalent in casual dining restaurant chains, including menu. The interior decor is nautical with numerous fishing and boating pictures and decorations. Drink prices may vary between locations to meet local conditions. Food prices are standardized. The restaurants' hours of operation are from 11:00 a.m. to 1:00 - 5:00 a.m. The Company continues to develop strong customer recognition of its "Flanigan's Seafood Bar and Grill" service mark through very competitive pricing and efficient and friendly service.

         The Company's package liquor stores and restaurants were designed to permit minor modifications without significant capital expenditures. However, from time to time the Company is required to redesign and refurbish its units at significant cost. See Item 2, Properties and Item 7 for further discussion.

Franchised Package Liquor Stores and Lounges

         In March of 1985, the Company's Board of Directors approved a plan to sell, on a franchise basis, up to 26 of the Company's package liquor stores and lounges in the South Florida area. Under the terms of the franchise plan, the Company sold the liquor license, furniture, fixtures and equipment of a particular unit, entered into a sublease for the business premises and a franchise agreement, whereby the franchisee licensed the right to use the Company's servicemarks "Big Daddy's Liquors" and "Big Daddy's Lounges" in the operation of its business. Investors purchasing units were required to execute ten year franchise agreements with a thirty day cancellation provision. The franchise agreement also provided for a royalty to the Company, in the amount of 1% of gross sales, plus a contribution to advertising, in an amount between 1-1/2 - 2% of gross sales. In most cases, the sublease agreement provided for rent in excess of the amount paid by the Company, in order to realize an additional return of between 2% - 3% of gross sales, depending upon a number of factors, including but not limited to the performance of the particular unit sold and its expected sales growth.

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

         During fiscal year 1991, the Company sold one unit to the unit's manager, an unaffiliated third party, who had been operating it pursuant to a management agreement since 1987. This unit consisted of a package liquor store and restaurant, which restaurant was not operating under the Company's "Flanigan's Seafood Bar and Grill" service mark. The Company also entered into a franchise agreement with the manager, licensing the use of the "Big Daddy's Liquors" service mark for the liquor package store in exchange for a royalty in the amount of 1% of gross sales. Although the Company counted this unit as a franchise, the Company did not consider this transaction a part of its franchise plan. During the fiscal year 1995, the manager executed the Company's new franchise agreement for the operation of his restaurant under the "Flanigan's Seafood Bar and Grill" service mark, as more fully described below. At the same time the former manager also executed a new franchise agreement for a second restaurant opened since the purchase of the unit from the Company during the fiscal year 1991.

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

         During fiscal year 1996, one franchisee exercised the thirty day cancellation clause under the franchise agreement and related documents and returned its franchised unit to the Company. The franchisee had operated a package liquor store and lounge under the "Big Daddy's" servicemark. The Company has been profitably operating the package liquor store of the franchised unit but has not reopened the lounge. The lease agreement for the business premises expired on December 31, 1995 and the Company occupies the same on an oral month to month lease agreement paying its prorata share of the real property taxes monthly and insuring the property. Either party may terminate the oral month to month lease agreement upon seven days advance written notice.

         During fiscal year 1996, one franchise expired and the Company declined to offer the franchisee the option of executing its new franchise agreement.

         During the third quarter of fiscal year 1996, another unaffiliated franchisee expressed its intent to terminate its new franchise agreement (package liquor store only) and to return its unit, including restaurant, to the Company. In order to induce the franchisee to continue operating its franchise through the end of the fiscal year, the Company agreed to reduce the weekly sublease rent and suspend all weekly payments on account of its purchase money chattel mortgage. In the interim, the Company determined that the cost necessary to convert this unit to a "Flanigan's Seafood Bar and Grill" restaurant exceeded the funds available to the Company and on September 30, 1996, subsequent to the end of fiscal year 1996, the franchise was sold to a related third party, in lieu of its return to the Company. The initial shareholder interest of all officers and directors, which was comprised of the Chairman and a member of is family, represented one hundred percent of the initial invested capital. It was also agreed that the Company would manage the franchise for the related third party, pursuant to a management agreement. Subsequent to the closing of the sale of the franchise, the Company accepted the offer of another related franchisee, who is also a member of the Board of Directors of the Company, to pay the sum of $150,000 for the right to buy this franchise from the related third party, renovate the same and act as manager. As part of this transaction, the Company agreed to continue the reduced sublease rent, the waiver of any franchise royalties and the suspension of mortgage payments through March, 1997. Thereafter, the Company will receive the same weekly payment as previously paid by the former franchisee during fiscal year 1996. It is also anticipated that the Company will be an investor in the franchise, as will other related parties, including but not limited to officers, directors and/or their families.

         The units that continue to be franchised are doing well and continue to generate income for the Company. Many of the units that were originally offered as franchises have been sold outright and are no longer being operated as Flanigan's or Big Daddy's stores.

Franchised Restaurants

         During fiscal year 1995, the Company completed its new franchise agreement for a franchisee to operate a restaurant under the "Flanigan's Seafood Bar and Grill" service mark pursuant to a license from the Company. The new franchise agreement was drafted jointly with existing franchisees with all modifications requested by the franchisees incorporated therein. The new franchise agreement provides the Company with the ability to maintain a high level of food quality and service at its franchised restaurants, which are essential to a successful franchise operation. A franchisee is required to execute a new franchise agreement for the balance of the term of its lease for the business premises, extended by the franchisee's continued occupancy of the business premises thereafter, whether by lease or ownership. The new franchise agreement provides for a royalty to the Company in the amount of approximately 3% of gross sales, plus a contribution to advertising in an amount between 1-1/2 to 3% of gross sales. In most cases, the Company does not sublease the business premises to the franchisee and in those cases where it does, the Company no longer receives rent in excess of the amount paid by the Company.

         As of the end of fiscal year 1996, all existing franchisees who operate restaurants under the "Flanigan's Seafood Bar and Grill" or other authorized service marks have executed new franchise agreements.

         During the first quarter of fiscal year 1996, the Company began operating a restaurant under the "Flanigan's Seafood Bar and Grill" service mark as general partner and fifty percent owner of a limited partnership established for such purpose. The limited partnership agreement gives the limited partnership the right to use the "Flanigan's Seafood Bar and Grill" service mark while the Company acts as general partner only. No franchise agreement was executed and the Company does not consider this unit one of its franchises.

Clubs

         At the beginning of fiscal 1991, the Company operated entertainment oriented clubs in the Philadelphia, Pennsylvania area, and one in Georgia.

         The club operated by the Company in Florida closed in December 1990, upon the termination of its lease agreement for the business premises.

         In May 1991, the Company voluntarily closed its club in Marina Del Rey, California due to the continuing harassment and discrimination by the Los Angeles Police Department. The Company sought relief through the Trial Court and the California Supreme Court, but did not prevail.

         During fiscal year 1991, the Company also negotiated its resignation as General Partner of CIC Investors #870, Ltd., the owner and operator of a club located at 532 S. Second Street, Philadelphia, Pennsylvania, and surrendered the operation of the club to CR Management Enterprises, Inc. on July 26, 1991. The Company's resignation as General Partner was effective January 26, 1992. As a part of its agreement, the Company was responsible for all obligations of the limited partnership accruing prior to July 26, 1991, which are now limited to insured personal injury claims arising prior to that date, which have been filed in court. During the fiscal year 1994, the Company learned that the club operated by CIC Investors #870, Ltd. closed and the limited partnership no longer had any assets. Furthermore, in the defense of several of these actions the Company did not receive the cooperation of the successor general partner, nor the landlord of the business premises, and as a result, the Company will only defend actions and pay judgments and/or settlements which include the Company and/or any of its subsidiaries. An accrual for the Company's estimated liability on these insured liability claims is included in the consolidated balance sheets in the caption "Accrued and Other Current Liabilities".

         During fiscal year 1992, the Company, as General Partner of CIC Investors #880 Ltd., negotiated with the landlord to terminate the lease for Store #880, Granite Run Mall, Media, Pennsylvania and the club closed as of December 31, 1991. The liquor license formerly used at the club, which had a value of approximately $100,000, was surrendered as partial consideration for the termination of the lease. In addition, the Company agreed to pay all rental arrearages through October 31, 1991 ($84,318), payable $10,000 upon the execution of a lease termination agreement, an additional $10,000 thirty days thereafter and the balance in thirty-six monthly payments of $1,787, without interest. The balance of the rental arrearages were paid in full during fiscal year 1995.

         As of the end of fiscal year 1995, the Company owned one club in Atlanta Georgia, which was operated by an unaffiliated third party, as discussed below. In addition, until September 20, 1996, the Company operated its remaining Pennsylvania club, (Store #850, King of Prussia, Pennsylvania), which was financed through a limited partnership in which a wholly owned subsidiary of the Company acted as general partner. The lease for this unit had only thirteen months remaining, with no more renewal options, and revenues were down as a result of competition from some expensive new clubs constructed on the waterfront. An opportunity arose to sell the lease, leasehold improvements and liquor license to Dick Clark Restaurants, Inc. With the approval of the Limited Partners, the sale of the unit was consummated on September 20, 1996 for a purchase price of $500,000. The Company had one club (in Atlanta, Georgia) remaining at fiscal yearend 1996.

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

Operations and Management

         The Company emphasizes systematic operations and control of all units. Each unit has its own manager who is responsible for monitoring inventory levels, supervising sales personnel, food preparation and service in restaurants and generally assuring that the unit is managed in accordance with Company guidelines and procedures. The Company has in effect an incentive cash bonus plan for its managers and salespersons based upon various performance criteria. The Company's operations are supervised by area supervisors. Each area supervisor supervises the operations of the units within his or her territory and visits those units to provide on-site management and support. There are three area supervisors responsible for package store, restaurant and club operations in specific geographic districts.

         All of the Company's managers and salespersons receive extensive training in sales techniques.

         The Company arranges for independent third parties, or "spotters", to inspect each unit in order to evaluate the unit's operations, including the handling of cash transactions.

Purchasing and Inventory

         The package liquor business requires a constant substantial capital investment in inventory in the units. Liquor inventory purchased can normally be returned only if defective or broken.

         All Company purchases of liquor inventory are made through its purchasing department from the Company's corporate headquarters. The major portion of inventory is purchased under individual purchase orders with licensed wholesalers and distributors who deliver the merchandise within one to two days of the placing of an order. Frequently, there is only one wholesaler in the immediate marketing area with an exclusive distributorship of certain liquor product lines.

         Substantially all of the Company's liquor inventory is shipped by the wholesalers or distributors directly to the Company's units. The Company significantly increases its inventory prior to Christmas, New Year's Eve and other holiday periods.

         Pursuant to Florida law, the Company pays for its liquor purchases within ten days of delivery.

         All negotiations with food suppliers are handled by the Company's purchasing department at the Company's corporate headquarters. This ensures that the best quality and prices will be available to each unit. Orders for food products are prepared by each unit's kitchen manager and reviewed by the unit's general manager before being placed with the approved vendor. Merchandise is delivered by the supplier directly to each unit. Orders are placed several times a week to insure product freshness.
Food inventory is primarily paid for monthly.

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

         The Company maintains a continuous program of training and surveillance from its corporate headquarters to assure compliance with all applicable liquor laws and regulations. During the fiscal year ended September 28, 1996, through the present time, the Company has had no significant pending matters initiated by the beverage authorities concerning any of the Company's licenses which might be expected to result in a revocation of a liquor license or other significant actions against the Company.

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

         Through the end of the 1990 fiscal year, the Company was uninsured for dram shop liability. Pennsylvania still has an unrestricted dram shop law, which allows persons injured by an "obviously intoxicated person" to bring a civil action against the business which served alcoholic beverages to an "obviously intoxicated person". Florida has restricted its dram shop law by statute, permitting persons injured by an "obviously intoxicated person" to bring a civil action against the business which served alcoholic beverages to a minor or an individual known to be habitually addicted to alcohol. Dram shop claims normally involve traffic accidents and the Company generally does not learn of dram shop claims until after a claim is filed and the Company then vigorously defends these claims on the grounds that its employees did not serve an "obviously intoxicated person". Damages in most dram shop claims are substantial. During fiscal year 1996, the Company favorably settled the two dram shop cases, (three dram shop claims), relating to one incident filed against the Company in Florida during fiscal years 1994 and 1995. Subsequent to the end of fiscal year 1996, the Company favorably settled its remaining uninsured dram shop claim asserted against one of the limited partnerships in Pennsylvania and the Company, as general partner. At the present time, there are no dram shop claims pending against the Company.

Competition and the Company's Market

         The liquor and the hospitality industry is highly competitive and is often affected by changes in taste and entertainment trends among the public, by local, national, and economic conditions affecting spending habits, and by population and traffic patterns. The Company believes that the principal means of competition among package liquor stores is price and that, in general, the principal means of competition among restaurants and clubs include location, type and quality of facilities, type and quality of entertainment offered, and type, quality and price of beverage and food served.

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

         The Company's club competes directly or indirectly with other lounges, clubs and other establishments serving liquor. The Company's principal competitors are local establishments, but also include clubs owned by national and regional chains that are much larger than the Company. The Company believes that the principal competitive factor of its club is the distinctiveness of its entertainment concepts and its experienced management.

         As previously noted, at yearend the Company owned and operated eight restaurants which had formerly been lounges and were renovated to provide for full food service. Early in the first quarter of fiscal 1996, the Company began operating a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark as general partner and fifty percent owner of a limited partnership established for such purpose, bringing the total number of restaurants operated to nine. These restaurants compete directly with other restaurants serving liquor in the area. The Company's restaurants are competitive due to four factors; product quality, portion size, moderate pricing and a standardization throughout the Company owned restaurants and most of the franchises.

         The Company's business is subject to seasonal effects, in that liquor purchases tend to increase during the holiday seasons. The liquor industry and the Company's liquor business have also been adversely affected by the physical fitness awareness.

Trade Names

         The Company operates principally under three trade names: "Flanigan's", "Big Daddy's", and "Flanigan's Seafood Bar and Grill". Throughout Florida the Company's package liquor stores are operated under the "Big Daddy's Liquors" servicemark. The Company's rights to the use of the "Big Daddy's" servicemark are set forth under a consent decree of a Federal Court entered into by the Company in settlement of federal trademark litigation. The consent decree and the settlement agreement allow the Company to continue, and expand, its use of the "Big Daddy's" service mark in connection with limited food and liquor sales in Florida. The consent decree further contained a complete restriction upon all future sales of distilled spirits in Florida under the "Big Daddy's" name by the other party who has a federally registered service mark for "Big Daddy's" use in the restaurant business. The Federal Court retained jurisdiction to enforce the consent decree. The Company has acquired a registered federal trademark on the principal register for its "Flanigan's" service mark.

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

Employees

         As of year end, the Company employed 340 persons, of which 266 were full-time and 74 were part-time. Of these employees, 25 were employed at the Company's corporate offices. Of the remaining employees, 34 were employed in package liquor stores, and 281 in restaurants.

         None  of  the  Company's   employees  are   represented  by  collective
bargaining organizations. The Company considers its labor relations to be favorable.

                                              EXECUTIVE OFFICERS OF THE REGISTRANT

                                    POSITIONS AND OFFICES                    OFFICE OR POSITION
         NAME                       CURRENTLY HELD                 AGE          HELD SINCE
         ----                       --------------                 ---          ----------
Joseph G. Flanigan                  Chairman of the Board
                                    of Directors, Chief
                                    Executive Officer,
                                    and President                  67               1959

William Patton                      Vice President
                                    Community Relations            73               1975

Mary C. Reymann                     Vice President Finance
                                    Controller
                                    and Secretary                  72               1980

Edward A. Doxey                     Treasurer                      55               1992

Jeffrey D. Kastner                  Assistant Secretary            43               1995

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

         All of the Company's units require periodic refurbishing in order to remain competitive. The Company has budgeted $350,000 for its refurbishing program for fiscal year 1997. See Item 7, "Liquidity and Capital Resources", for discussion of the amounts spent in fiscal year 1996.

         The following table summarizes the Company's properties as of September 28, 1996 including franchise locations, clubs and Company managed locations.

                                       Square                     License
Name and Location                      Footage         Seats      Owned by         Lease Terms
-----------------                      -------         -----      --------         -----------
Big Daddy's Liquors #9 (2)
Flanigan's Enterprises, Inc.
1550 W. 84th Street                                                              8/1/71 to 12/31/99
Hialeah, Florida                       4,300            130       Company        options to 12/31/2009

Big Daddy's Liquors #10 (2)(4)
15191-93 South Dixie Highway
Miami, Florida                         3,500             84       Company        Month to month

Big Daddy's Liquors #14 (2)(3)
Big Daddy's #14, Inc.
2041 N.E. Second Street                                                          6/1/79 to 6/1/99
Deerfield Beach, Florida               3,320             90       Franchisee     options to 2009










Name and Location                      Footage         Seats      Owned by         Lease Terms
-----------------                      -------         -----      --------         -----------
Big Daddy's Liquors #15 (3)
CIC Investors #15 Inc.
1479 E. Commercial Boulevard                                                     3/12/76 to 8/31/01
Fort Lauderdale, Florida               4,000            90         Franchisee    options to 8/31/2011

Big Daddy's Liquors #18 (2)(3)(5)
Twenty-Seven Birds, Corp.
2721 Bird Avenue                                                                 2/15/72 to 12/31/2000
Miami, Florida                         4,300           100        Franchisee     options to 12/31/2010

Big Daddy's Liquors #19 (2)(4)
Flanigan's Enterprises, Inc.
2505 N. University drive                                                         3/1/72 to 12/31/2000
Hollywood, Florida                     4,500           160        Company        option to 12/31/2005

Big Daddy's Liquors #20 (2)                                                      7/15/68 to 12/31/96
Flanigan's Enterprises, Inc.                                                     options to 12/31/2005
13205 Biscayne Boulevard                                                         Additional Lease
North Miami, Florida                   5,100           140        Company        5/1/69 to 12/31/96
                                                                                 options to 12/31/2005

Big Daddy's Liquors #22 (2)(4)
Flanigan's Enterprises, Inc.
2600 W. Davie Boulevard                                                          12/16/68 to 12/31/2000
Fort Lauderdale, Florida               4,100           150        Company        options to 12/31/2010

Flanigan's Cafe #27
Flanigan's Enterprises, Inc.
732-734 N.E. 125th Street
North Miami, Florida                   3,000            90        Company        7/1/50 to 6/30/2049

Big Daddy's Liquors #31 (2)
Flanigan's Enterprises, Inc.
4 North Federal Highway                                                          9/6/68 to 12/31/2000
Hallandale, Florida                    4,600           150        Company         options to 12/31/2010

Big Daddy's Liquors #33 (2)(3)(5)                                                11/1/68 to 10/31/1998
Guppies, Inc.                                                                    options to 10/31/2003
45 South Federal Highway                                                         New lease
Boca Raton, Florida                    4,620           130        Franchisee     11/1/2003 to 12/31/2009

Big Daddy's Liquors #34 (1)
Flanigan's Enterprises, Inc.
9494 Harding Avenue                                                              5/29/71 to 5/28/97
Surfside, Florida                      3,000            50        Company        option to 5/28/2002

Big Daddy's Liquors #36 (2)                                                      3/10/87 to 12/31/2000
Flanigan's Enterprises, Inc.                                                     Additional leases
102 North Dixie Highway                                                          4/29/87 to 12/31/2000
Lake Worth, Florida                    4,600            60        Company        option to 12/31/2005




                                       Square                     License
Name and Location                      Footage         Seats      Owned by         Lease Terms
-----------------                      -------         -----      --------         -----------
Big Daddy's Liquors #37 (4)
Flanigan's Enterprises, Inc.
1720 North Andrews Avenue                                                         6/1/69 to 5/31/99
Fort Lauderdale, Florida               4,100            80        Company         options to 5/31/2019

Big Daddy's Liquors #40 (2)
Flanigan's Enterprises, Inc.
5450 North State Road #7                                                          4/1/71 to 12/31/2000
Fort Lauderdale, Florida               4,600           140        Company         option to 12/31/2005

Big Daddy's Liquors #43 (2)(3)(5)
BD 43 Corporation
2500 E. Atlantic Avenue                                                           12/1/72 to 11/30/97
Pompano Beach, Florida                 4,500            90        Franchisee      options to 2012

Big Daddy's Liquors #47 (6)(8)
Flanigan's Enterprises, Inc.
8600 Biscayne Boulevard                                                           12/21/68-1/1/2010
Miami, Florida                         6,000           210        Prior Owner     options to 1/1/2050

Flanigan's Lounge #600 (7)
Powers Ferry Landing                                                              5/1/76 to 4/30/2001
Atlanta, Georgia                      10,000           400        Company         option to 4/30/2006


     (1)      License subject to chattel mortgage.

     (2)      License pledged to secure lease rental.

     (3)      Franchised by Company.

     (4)      Former franchised unit returned and now operated by the Company.

     (5)      Lease assigned to franchisee.

     (6)      Lease  originally  assigned  to  unaffiliated  third  parties.
              During the fiscal year, the Company purchased 37% of the leasehold interest from the unaffiliated third parties.

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

         Through the end of the 1990 fiscal year, the Company was uninsured for dram shop liability. Pennsylvania still has an unrestricted dram shop law, which allows persons injured by an "obviously intoxicated person" to bring a civil action against the business which had served alcoholic beverages to an "obviously intoxicated person". Florida has restricted its dram shop law by statute permitting persons injured by an "obviously intoxicated person" to bring a civil action against the business which had served alcoholic beverages to a minor or an individual known to be habitually addicted to alcohol. Dram shop claims normally involve traffic accidents and the Company generally does not learn of dram shop claims until after a claim is filed and the Company then vigorously defends these claims on the grounds that its employee did not serve an "obviously intoxicated person". Damages in most dram shop claims are substantial. During fiscal year 1996, the Company favorably settled the two dram shop cases, (three dram shop claims) relating to one incident filed against the Company in Florida during fiscal years 1994 and 1995. Subsequent to the end of fiscal year 1996, the Company favorably settled its remaining uninsured dram shop claim asserted against one of the limited partnerships in Pennsylvania and the Company, as general partner. At the present time, there are no dram shop claims pending against the Company.

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


Item 4. Submission of Matters to a Vote of Security Holders.

         During the fourth quarter of fiscal year 1996 the Company did not submit any matter to a vote of security holders.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

                        RANGE OF PER SHARE MARKET PRICES

                               FISCAL 1995           FISCAL 1996
                               -----------           -----------

                              High      Low      High        Low
                              ----      ---      ----        ---
First quarter .............  3-7/8     2-1/8     4-5/8      3-1/8
Second quarter ............  3         2-1/4     5-3/8      3-3/4
Third quarter .............  4-1/8     2-1/4     5-7/8      4-3/8
Fourth quarter ............  4-3/4     2-3/4     5-7/16     4-5/8

The Company's shares are traded on the American Stock Exchange, under the symbol BDL. No dividends were paid to shareholders from the date of the initial public offering in August 1969, through the fiscal year ended September 27, 1975. Cash dividends of 20 cents and 10 cents per share were paid on January 12, 1976 and July 5, 1976, respectively. No dividends were paid during the period July 5, 1976 to March 15, 1988. During fiscal year 1988, a cash dividend of 10 cents per share was paid on March 15, 1988. No dividends were paid from March 16, 1988 through the fiscal year ended September 28, 1996.

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

         In comparison to September 30, 1995 at September 28, 1996, the Company was operating 14 units, including one unit operated by the Company pursuant to Court Order, and had interests in an additional seven units which had been franchised by the Company. Of the units operated by the Company, four were combination package liquor stores and restaurants, five were restaurants only, and four were package liquor stores only. The unit operated by the Company pursuant to Court Order was a package liquor store only. There was one club operated by an unaffiliated third party under a management agreement.

Liquidity and Capital Resources

Cash Flows

         The following table is a summary of the Company's cash flows for the two years ended September 28, 1996.

                                                                 Fiscal
                                                                Years Ended
                                                         ----------------------
                                                          1995             1996
                                                          ----             -----
                                                             (in thousands)
Net cash provided by
  operating activities .......................           $ 499            $ 531
Net cash provided by (used in)
 investing activities ........................              19             (277)
Net cash used in
 financing activities ........................            (700)            (143)
                                                         -----            -----
Net (decrease) increase in cash
  and cash equivalents .......................            (182)             111
Cash and cash equivalents:
  Beginning of year ..........................             868              686
                                                         -----            -----
  End of year ................................           $ 686            $ 797
                                                         =====            =====

         Adjustments to net income to reconcile to cash flows from operating activities in fiscal year 1995 include a provision for uncollectible notes and mortgages of $97,000 and the recognition of $250,000 in deferred gain, most of which resulted from the payment of a balloon mortgage receivable. Also included is a $60,000 provision for reserves for self insurance and a $31,000 loss on retirement of fixed assets.

         Adjustments to net income to reconcile to cash flows from operating activities in fiscal year 1996 include a provision for uncollectible notes and mortgages of $104,000 and the recognition of $114,000 in deferred gain. Also included is a $53,000 loss on the retirement of fixed assets, and a gain of $135,000 from the sale of the assets of the Pennsylvania limited partnership.

Improvements

         Capital expenditures were $348,000 and $613,000 during fiscal years 1995 and 1996, respectively. The capital expenditures were for refurbishment of lounges, including conversion of a lounge to the "Flanigan's Cafe" concept, upgrading existing units serving food, improvements to package liquor stores, upgrading the corporate computer system and other improvements. Except as otherwise noted all of the money for additions came from operations.

         During fiscal year 1995, the Company became the owner, through foreclosure, of a lounge previously sold by the Company, which lounge had been operated by a wholly owned subsidiary of the Company as a receiver appointed by the Court since fiscal year 1994. After acquiring ownership of the lounge, the Company converted the same to its "Flanigan's Cafe" concept, but since it was not possible to operate it up to the same standards of the Company's other restaurants, the unit was closed April 10, 1996. During the fourth quarter, a contract was entered into by the landlord for the sale of the real property and improvements of this location. Simultaneously therewith a separate contract was entered into by the Company for the sale of its liquor license to the same buyer. At closing, which occurred during the first quarter of fiscal 1997, the Company's lease for this store was vacated.

         All of the Company's units require periodic refurbishing in order to remain competitive. During fiscal 1992, as cash flow improved, the Company embarked on a refurbishing program which continued through fiscal year 1996. The budget for fiscal year 1997 includes approximately $350,000 for this program. The Company believes that improved operations will provide the cash to continue the refurbishing program.

Property and Equipment

         The Company's property and equipment, at cost less accumulated depreciation and amortization, was $2,772,000 at September 30, 1995 compared to $2,634,000 at September 28, 1996. The Company's liquor licenses less accumulated amortization were $338,000 at September 30, 1995 compared to $349,000 at September 28, 1996. The Company's leased property under capital leases, less accumulated amortization, was $227,000 at September 30, 1995 compared to $195,000 at September 28, 1996. The Company's leased property under capital leases has continued to decline because any new leases the Company enters into are operating leases, and thus there are no additions to capital leases. Also contingent liability on capital leases amounting to $111,000 expired in fiscal year 1995.

Long term debt

         The Company's long term debt was $81,000 at fiscal yearend 1995 and $21,000 at fiscal yearend 1996.

         The Company repaid long term debt, capital lease obligations and Chapter 11 damages in the amount of $444,000 and $355,000 in fiscal years 1995 and 1996, respectively.

Working capital

         The table below summarizes the current assets, current liabilities and working capital for fiscal years 1995 and 1996:

                                                  Sept. 30,            Sept. 28,
         Item                                       1995                  1996
         ----                                    ----------            ---------
Current assets .......................           $2,118,000           $2,522,000
Current liabilities ..................            2,081,000            2,158,000
Working capital ......................               37,000              364,000

         During fiscal year 1991 and again in fiscal year 1992, the Company refinanced existing debt due Class 6 and Class 8 Creditors under the Company's Amended Plan by extending the payment schedule to the year 2002, thereby reducing the payments from $500,000 per year to $200,000 per year for two years and thereafter to $300,000 per year until paid, but without reducing the total amount of bankruptcy damages.

         Management believes that positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures in fiscal year 1997.

         The Company's Amended Plan of Reorganization was prepared to allow the Company to meet its obligations from cash generated from operations. The Amended Plan was approved by a majority of the creditors and confirmed by the Bankruptcy Court on May 5, 1987 and the Company was officially discharged from bankruptcy on December 28, 1987. As noted above, during fiscal year 1991 and again in fiscal year 1992, the Class 6 and Class 8 Creditors agreed to refinance existing debt by extending their payment schedule. See Bankruptcy Proceedings below and
Note 2 to the consolidated financial statements.

Income Taxes

          Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not. For discussion regarding the Company's net operating loss carryforwards refer to Note 4 in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 28, 1996.

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

         During fiscal year 1986 the Company terminated or rejected 34 leases. Many of the leases remaining were renegotiated to five year terms, with three five year renewal options at fair market rental. As was their right under the Bankruptcy Code, the landlords of properties rejected by the Company filed claims for losses or damages sustained as a result of the Company's rejection of such leases. The amount of such damages is limited by federal law. The Company outlined a schedule for payment of these damages in the Amended Plan. As noted above, the Amended Plan was approved by the Bankruptcy Court on May 5, 1987. The gross amount of damages payable to creditors for rejected leases was $4,278,000. Since the damage payments were to be made over nine years, the total amount due was discounted at a rate of 9.25%. See Note 2 to the consolidated financial statements for the current payment schedule of these damages.

Other Legal Matters

         Through the end of fiscal year 1990, the Company was uninsured for dram shop liability. During fiscal year 1996, the Company favorably settled the three insured dram shop claims [two lawsuits relating to one incident], against the Company in Florida and subsequent to the end of fiscal year 1996, favorably settled its remaining uninsured dram shop claim against a limited partnership in Pennsylvania and the Company, as general partner. See page 13 for further discussion regarding dram shop suits.

         During fiscal years 1993 and 1994, the Company paid the 1991, 1992 and 1993 real property taxes, in the aggregate amount of $40,242, as guarantor of the sublease for a store sold in 1990. During fiscal year 1994, the Company also paid a non-related third party the sum of $14,991 as reimbursement of real property taxes erroneously paid on a second folio number for the real property taxes for the same store for 1990 through 1992. The payment of the 1991 and 1992 real property taxes were evidenced by two promissory notes, one for each year, which each provide that the entire principal balance and accrued interest, calculated at the rate of nine percent per annum, will be due in full on January 1, 2010, which is the date the sublease expires. A default under the sublease is a default under the promissory note, entitling the Company to accelerate the entire principal balance and all accrued interest; and if the assignee meets all obligations of the sublease through its expiration date (January 1, 2010), then each promissory note will be forgiven. The Company's reimbursement of real property taxes erroneously paid by a non-related third party ($14,991), is secured by a mortgage on real property owned by an affiliated entity of the assignee. The Company agreed to review financial records of the assignee each year to see if the profitability thereof warranted the Company paying the real property taxes to subsidize the same.

         During fiscal year 1995, the Company learned that the assignee was five months in arrears in the payment of rent to the Sublessors ($35,527) and had failed to pay the annual ground rent which was due January 1, 1995 ($19,400), notwithstanding promises that all rental payments would be current by January 1, 1995.

         The Company demanded payment of all arrearages or the return of the store. While negotiating the return of the store, the assignee closed the package liquor store and removed all inventory. The Company filed suit for eviction and was granted immediate possession of the business premises, including furniture, fixtures, equipment and liquor license, to reopen and preserve the business of the package liquor store. As a result of the default of the sublease, the two promissory notes given the Company for paying the 1991 and 1992 real property taxes for this store immediately came due in full. During fiscal year 1995, the Company paid the annual ground rent which was due January 1, 1995 and began making monthly payments to the sublessors commencing February 1, 1995. During fiscal year 1995, the Company also began paying an additional one half month's rent to the sublessors along with current monthly rent on account of the rental arrearages. The Company continues to operate the package liquor store and anticipates doing so throughout the litigation and after acquiring ownership thereof through the litigation. Subsequent to the end of fiscal year 1996, the Company entered into a Stipulation with the assignee, the principal of the assignee and an entity affiliated with the assignee, whereby an Agreed Summary Final Judgment was immediately entered in favor of the Company against the assignee, the principal of the assignee and an entity affiliated with the assignee, jointly and severally, for the full amount due the Company and the foreclosure of the Company's security interest in the assets of the assignee. It is anticipated that the Company will acquire ownership of the assets of the assignee at the foreclosure sale, including the liquor license.

         In addition to the above store, during fiscal year 1994, the Company paid the 1991 and 1992 real property taxes in the aggregate amount of $13,987, as guarantor of the lease of another store sold in prior years. During fiscal year 1994, the rental payments for this store decreased to a point where they did not even equal the current rent and the Company instituted evictions proceedings. The Company, through a wholly owned subsidiary, was appointed receiver of the assignee's business. During fiscal year 1995, the Court entered a Final Judgment in favor of the Company foreclosing the statutory landlord lien subrogated to the Company. The Company acquired ownership of the assets of the assignee at the foreclosure sale, including the liquor license. The Company tried to operate the store as a restaurant under its "Flanigan's Cafe" concept, but it was not possible to operate up to the same standards as the Company's other restaurants and the unit was closed April 10, 1996. During fiscal year 1996, a contract was entered into by the landlord for the sale of the real property and improvements of this location. Simultaneously therewith, a separate contract was entered into by the Company for the sale of its liquor license to the same buyer. The sale was closed during the first quarter of fiscal year 1997, thereby relieving the Company of all further liability for the lease agreement for this location.

         During fiscal year 1995, the Company paid the monthly rent due June 1, 1995 through September 30, 1995, as guarantor of the lease of another store sold in prior years. The assignee of the business vacated the business premises during fiscal year 1995 and the landlord actively sought a new tenant but was unable to find a new tenant prior to September 30, 1995, the date the lease expired. During fiscal year 1996, the Company foreclosed its security interest in the assets of the assignee, which security interest was given to the Company to secure its guarantee of the lease for this location. Through its foreclosure action, the Company acquired ownership of the assets of the assignee, including the liquor license. The value of the liquor license more than offsets the rent paid by the Company on account of this store and the cost of the litigation.

         During fiscal year 1995, a lawsuit was filed against the Company alleging age discrimination in its hiring of restaurant assistant managers during fiscal year 1994. During fiscal year 1996 the lawsuit was favorably settled by the Company.

         During fiscal year 1996, two claims were filed against the Company with the Equal Employment Opportunity Commission alleging sexual harassment and/or discrimination. In the first claim, a former employee initially alleged that the Company permitted sexual harassment to continue at one of its restaurants. After the former employee was transferred to another restaurant, she resigned, and thereafter amended her complaint to allege that she was forced to resign due to retaliatory conduct on the part of the Company. The Company disputes this claim and is vigorously defending the same.

         In the second claim, a former employee alleged that her position with the Company was changed due to her pregnancy. The Equal Employment Opportunity Commission failed to make a determination on this claim within one hundred eighty (180) days of its filing and subsequent to the end of the fiscal year 1996, this claimant filed suit against the Company. The Company disputes this claim and is vigorously defending the same.


Results of Operation

REVENUES:
                                                 Fifty-Two Weeks Ended
                                  --------------------------------------------
Sales                                Sept. 30, 1995           Sept. 28, 1996
-----                             --------------------     -------------------
Restaurant, food ............     $ 9,065        51.2%     $ 9,588       50.1%
Restaurant, bar .............       3,316        18.7%       3,220       16.8%
Non-Restaurant, bar .........         470         2.7%         234        1.2%
Package goods ...............       4,845        27.4%       6,112       31.9%
                                  -------       -----      -------      -----
Total .......................      17,696       100.0%      19,154      100.0%

Franchise revenues ..........         460                      629
Owner's fee .................         150                      150
Joint venture income ........          --                       65
Other operating income ......         204                      186
                                  -------                  -------
Total revenues ..............     $18,510                  $20,184

         As the table above illustrates, total revenues have increased for the fiscal year ended September 28, 1996 when compared to fiscal year ended September 30, 1995. The increases are in restaurant food sales, package sales and franchise related revenue.

         As previously discussed on page three, during the second quarter of fiscal year 1996, the lease on one unit operated by the Company as a lounge only, expired and the Company was unable to renew same upon suitable terms. Also during the second quarter the Company closed its last two lounges at combination package and lounge units, but continues to operate the package liquor stores. Bar business, without an accompanying restaurant, continued to decline to the point of being marginally profitable. The Company can not foresee this trend reversing and the two units are not suitable for conversion to restaurants. The closing of these units is responsible for the decline in non-restaurant bar sales in fiscal year 1996 when compared to fiscal year 1995.

         Restaurant food sales represented 51.2% of total sales in the fifty-two weeks ended September 30, 1995 as compared to 50.1% in the comparable period of fiscal year 1996. The decrease in percentage of food sales to total sales is a result of the increase in the percentage of package goods sales. The weekly average of same store restaurant food sales was $174,094 and $182,170 for the fifty-two week period of fiscal years 1995 and 1996 respectively, an increase of
4.6 %.

         The same store weekly average for restaurant bar sales was $63,550 for the twelve months ended September 30, 1995 compared to $60,269 for the twelve months ended September 28, 1996, a decrease of 5.2%.

         The Company's emphasis during the past few years has been towards increasing its restaurant food sales, which caters to a family oriented business. This accounts for the increased weekly average of same store restaurant food sales, as well as for the decrease in weekly average of same store restaurant bar sales.

         Package goods sales have reversed the decline of prior years going from a weekly average of same store sales of $93,212 for the fifty-two weeks of fiscal year 1995 to $101,220 for the fifty-two weeks of fiscal year 1996, an increase of 8.6 %. The improvement in package goods sales is attributed to three factors. The Company has improved its wine selection and made its pricing more competitive, while the decline in the liquor market appears to have stabilized.

         Franchise related revenues show a 36.7 % increase for the fifty-two week period of fiscal year 1996 as compared to the fifty-two week period of fiscal year 1995. This increase is a result of the new royalty fees that were introduced with the new Franchise Agreement that was discussed on pages 8 and 9.

         Owner's fee represents fees received pursuant to a management agreement for the operation of a club owned by the Company in Atlanta, Georgia.

         During the first quarter of fiscal year 1996, the Company began operating a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark as general partner and fifty percent owner of a limited partnership established for such purpose. The Company earned $65,000 during fiscal year 1996 as its share of income.

         The gross profit margin for restaurant and lounge sales remained level at 62.2% and 62.2% for the twelve months of fiscal years 1995 and 1996 respectively.

         The gross profit margin for package goods sales during the fifty-two weeks ended September 30, 1995 and September 28, 1996 were 25.8% and 26.3% respectively.

         Overall gross profits were 52.2% for the twelve months ended September 30, 1995 compared to 50.8% for the same period in fiscal year 1996. The decrease of 1.4% is a result of a higher ratio of package good sales to total sales.

Operating Costs and Expenses

         All discussion below of operating costs, payroll costs and occupancy costs for the fifty-two weeks ended September 28, 1996 includes costs from the unit that the Company received through foreclosure and the unit that was returned to the Company by its franchisee.

         Operating costs and expenses for the fifty-two weeks ended September 30, 1995 were $18,241,000 compared to $19,731,000 for the same period in the current fiscal year. Operating expenses are comprised of the cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses.

         Payroll and related costs, which include workers compensation insurance premiums, were $5,071,000 and $5,574,000 for the twelve months of fiscal years 1995 and 1996 respectively, an increase of $503,000. Although the Company experienced an increase in restaurant payroll in general, there were three other factors involved in the increase in payroll and related costs. The payrolls from the two recently acquired units were responsible for some added payroll expense,and the Company hired an attorney at the beginning of fiscal year 1996, which attorney is also a member of the Board of Directors. The increase from adding the attorney to the payroll was offset by an equivalent reduction in legal expense.

         Occupancy costs, which include rent, common area maintenance, repairs and taxes were $857,000 and $949,000 for the twelve months of fiscal years 1995 and 1996 respectively, with the increase of $92,000 primarily accounted for because of the addition of the previously mentioned units and a decrease in the reduction from capital leases to expense.

         Selling, general and administrative expenses were $3,859,000 for the fifty-two weeks ended September 30, 1995 and $3,782,000 for the fifty-two weeks ended September 28, 1996, a decrease of $77,000 overall. As discussed previously, the Company has two additional units this fiscal year that it did not have in fiscal year 1995. The selling, general and administrative expenses for these two units total $80,000. If the total expenses for the twelve months of fiscal year 1996 were adjusted by these added expenses, the comparison to fiscal year 1995 would reveal that management has been able to accomplish a net decrease in selling, general and administrative expenses of $157,000.

Other Income and Expense

         The decline of $12,000 in interest expense on long-term debt which was $81,000 and $69,000 for the fifty-two weeks of fiscal years 1995 and 1996 respectively, is attributed to the reduction of long-term debt. The decline of $6,000 in interest expense on obligations under capital leases which was $68,000 and $62,000 for the fifty-two weeks of fiscal years 1995 and 1996 respectively, is the result of declining principal balances of capital leases in general.

         Management fees from the Pennsylvania limited partnership were $77,000 and $66,000 for the twelve months ended September 30, 1995 and September 28, 1996 respectively.

         As discussed on page 10, the sale of the lease, leasehold inprovements and liquor license of the club in King of Prussia was completed on September 20, 1996 and the Company realized a gain of $135,000 on its investment in this limited partnership.

         Other net was $46,000 for the fifty-two weeks of fiscal year 1995 and $124,000 for the fifty-two weeks of fiscal year 1996. Other net in the consolidated statements of income consists of the following for the twelve months ended September 30, 1995 and September 28, 1996:

                                                         Fiscal year ending
                                                     ---------------------------
                                                      Sept. 30,        Sept. 28,
                                                        1995             1996
                                                     ----------       ----------
Non-franchise related rental income ..........       $  71,000        $  32,000
Loss on retirement of fixed assets ...........            --            (79,000)
Gain on sale of liquor licenses ..............          30,000           26,000
(Loss) gain on repossession of store .........         (55,000)          50,000
Insurance recovery ...........................            --             53,000
Miscellaneous ................................            --             42,000
                                                     ---------        ---------
                                                     $  46,000        $ 124,000
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

Item 8. Financial Statements and Supplementary Data.

         Financial statements of the Company at September 30, 1995 and September 28, 1996, which include each of the two years in the period ended September 28, 1996 and the independent certified public accountants' report thereon are incorporated by reference from the 1996 Annual Report to Shareholders, included herein.

Item 9. Disagreements on Accounting and Financial Disclosure.

         (Not Applicable.)



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to regulation 14A under the Securities and Exchange Act of 1934, as amended (the 1997 Proxy Statement), is incorporated herein by reference. See also "Executive Officers of the Registrant" included in Part I hereof.

Item 11.  Executive Compensation.

         The information set forth in the 1997 Proxy Statement under the caption "Executive Compensation" is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

         The information set forth under the caption "Election of Directors Certain Relationships and Related Transactions" in the 1997 Proxy Statement is incorporated by reference.


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

 (b)     Reports on Form 8-K

                  No reports on form 8-K were filed during the fourth quarter of fiscal 1996 or subsequent to yearend.

                                Index to Exhibits
                                 Item 14 (a) (2)


                                   Description


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

(10)(a)(3) Key Employee Incentive Stock Option Plan (Exhibit A of the Proxy Statement dated January 26, 1994 is incorporated herein by reference).

(10)(r) Limited Partnership Agreement of CIC Investors #13, Ltd., between Flanigan's Enterprises, Inc., as General Partner and fifty percent owner of the limited partnership, and Hotel Properties, LTD. (Item 14 (a)(10)(r) of the Form 10-KSB dated September 30, 1995 is incorporated herein by reference.)

(10)(s) Form of Franchise Agreement between Flanigan's Enterprises, Inc., and Franchisees. (Item 14 (a)(10)(s) of the Form 10-KSB dated September 30, 1995 is incorporated herein by reference.)

(10)(t) Licensing Agreement between Flanigan's Enterprises, Inc. and James B. Flanigan, dated November 4, 1996, for non-exclusive use of the servicemark "Flanigan's" in the Commonwealth of Pennsylvania.

(11) Statement regarding computation of per share earnings is set forth in this Annual Report on Form 10-KSB.

(13) Registrant's Form 10-KSB constitutes the Annual Report to Shareholders for fiscal year ended September 28, 1996.

(22)(a)  Company's  subsidiaries  are set  forth in this  Annual  Report on Form
10-KSB.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Flanigan's Enterprises, Inc.
                                                            Registrant

                                                   By: JOSEPH G. FLANIGAN
Date 12/20/1995                                        -------------------
                                                       Joseph G. Flanigan
                                                       Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/JOSEPH G. FLANIGAN               Chairman of the Board,                Date 12/20/1995
---------------------               Chief Executive Officer
Joseph G. Flanigan                  and President


/s/MARY C. REYMANN                  Vice President Finance,               Date 12/20/1995
------------------                  Controller
Mary C. Reymann                     Secretary and Director


/s/CHARLES KUHN                     Director                              Date 12/20/1995
----------------
Charles Kuhn

/s/GERMAINE M. BELL                 Director                              Date 12/20/1995
-------------------
Germaine M. Bell

/s/CHARLES E. MCMANUS               Director                              Date 12/20/1995
---------------------
Charles E. McManus

/s/JEFFREY D. KASTNER               Assistant Secretary                   Date 12/20/1995
---------------------               and Director
Jeffrey D. Kastner

/s/WILLIAM PATTON                   Vice President, Public                Date 12/20/1995
------------------                  Relations and Director
William Patton

/s/JAMES G. FLANIGAN                Director                              Date 12/20/1995
---------------------
James G. Flanigan

/s/PATRICK J. FLANIGAN              Director                              Date 12/20/1995
----------------------
Patrick J. Flanigan

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


FINANCIAL STATEMENTS:

       Report of Independent Certified Public Accountants

       Consolidated Balance Sheets -- September 30, 1995 and September 28, 1996

       Consolidated Statements of Income for the Years Ended September 30, 1995 and September 28, 1996

       Consolidated Statements of Stockholders' Investment for the Years Ended September 30, 1995 and September 28, 1996

       Consolidated Statements of Cash Flows for the Years Ended September 30, 1995 and September 28, 1996

       Notes to Consolidated Financial Statements

SCHEDULE:

         II  Valuation and Qualifying Accounts for the Years Ended September 30,
           1995 and September 28, 1996

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Flanigan's Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Flanigan's Enterprises, Inc. (a Florida corporation) and subsidiaries as of September 30, 1995 and September 28, 1996, and the related consolidated statements of income, stockholders' investment and cash flows for the years then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flanigan's Enterprises, Inc. and subsidiaries as of September 30, 1995 and September 28, 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

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





Miami, Florida,
December 12, 1996.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1995 AND SEPTEMBER 28, 1996

                                     ASSETS

                                                             1995           1996
                                                         ----------     ----------
CURRENT ASSETS:
         Cash and cash equivalents .................     $  686,000     $  797,000
         Receivables, less allowance for
           uncollectible  amounts and deferred
           gains,  including  related party
           receivables  of $16,000 and $3,000
           (before  allowances  and deferred  gains)
           in 1995 and 1996, respectively ..........        235,000        486,000
         Inventories ...............................        824,000        911,000
         Prepaid expenses ..........................        373,000        328,000
                                                         ----------     ----------
         Total current assets ......................      2,118,000      2,522,000
                                                         ----------     ----------

PROPERTY AND EQUIPMENT, net ........................      2,772,000      2,634,000
                                                         ----------     ----------

LEASED PROPERTY UNDER CAPITAL LEASES,
         less accumulated amortization of
         $741,000 and $678,000 in 1995
         and 1996, respectively ....................        227,000        195,000
                                                         ----------     ----------

OTHER ASSETS:
         Liquor licenses, less accumulated
           amortization of $95,000 and
           $83,000 in 1995 and 1996, respectively ..        338,000        349,000
         Notes and mortgages receivable, less
           allowance for  uncollectible  amounts and
           deferred  gains, including related party
            receivables of $70,000 and -0- (before
            allowances and deferred gains)
            in 1995 and 1996, respectively .........         85,000         76,000
         Investment in joint venture ...............           --          120,000
         Other .....................................        324,000        413,000
                                                         ----------     ----------
         Total other assets ........................        747,000        958,000
                                                         ----------     ----------
                                                         $5,864,000     $6,309,000
                                                         ==========     ==========

                                   (Continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1995 AND SEPTEMBER 28, 1996

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                   (continued)

                                                           1995            1996
                                                     ------------     -----------
CURRENT LIABILITIES:
         Accounts payable ......................     $   756,000      $   582,000
         Accrued and other current liabilities .         865,000          820,000
         Current portion of long-term debt .....          60,000           16,000
         Current obligations under capital
           leases ..............................          54,000           61,000
         Current portion of damages payable on
           terminated or rejected leases .......         240,000          249,000
         Due to Pennsylvania limited
           partnership .........................         106,000          430,000
                                                     -----------      -----------
         Total current liabilities .............       2,081,000        2,158,000
                                                     -----------      -----------
LONG-TERM DEBT, net of current portion .........          21,000            5,000
                                                     -----------      -----------
OBLIGATIONS UNDER CAPITAL LEASES,
         net of current portion ................         448,000          387,000
                                                     -----------      -----------
DAMAGES PAYABLE ON TERMINATED OR
         REJECTED LEASES, net of current portion       1,462,000        1,212,000
                                                     -----------      -----------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)

STOCKHOLDERS' INVESTMENT:
         Common stock, par value $.10,
           authorized 5,000,000 shares,
           issued and outstanding 2,099,000
           shares in 1995 and 1996 .............         210,000          210,000
         Capital in excess of par value ........       6,685,000        6,395,000
         (Accumulated deficit) retained earnings         (33,000)         753,000
         Less - Treasury stock, at cost,
           1,246,000 and 1,192,000 shares
           in 1995 and 1996, respectively ......      (5,010,000)      (4,811,000)
                                                     -----------      -----------
         Total stockholders' investment ........       1,852,000        2,547,000
                                                     -----------      -----------
                                                     $ 5,864,000      $ 6,309,000
                                                     ===========      ===========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

          FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 28, 1996


                                                      1995               1996
                                                 ------------      ------------
REVENUES:
         Restaurant food sales .............     $  9,065,000      $  9,588,000
         Restaurant bar sales ..............        3,316,000         3,220,000
         Lounge bar sales ..................          470,000           234,000
         Package goods sales ...............        4,845,000         6,112,000
         Franchise-related revenues ........          460,000           629,000
         Owners fee ........................          150,000           150,000
         Joint venture income ..............             --              65,000
         Other operating income ............          204,000           186,000
                                                 ------------      ------------
                                                   18,510,000        20,184,000
                                                 ------------      ------------
COSTS AND EXPENSES:
         Cost of merchandise sold -
                  restaurants and lounges ..        4,858,000         4,927,000
                  package goods ............        3,596,000         4,499,000
         Payroll and related costs .........        5,071,000         5,574,000
         Occupancy costs ...................          857,000           949,000
         Selling, general and
                  administrative expenses ..        3,859,000         3,782,000
                                                 ------------      ------------
                                                   18,241,000        19,731,000
                                                 ------------      ------------
         Income from operations ............          269,000           453,000
                                                 ------------      ------------
OTHER INCOME (EXPENSE):
         Interest expense on obligations
           under capital leases ............          (68,000)          (62,000)
         Interest expense on long-term
           debt and damages payable ........          (81,000)          (69,000)
         Interest income ...................           60,000            31,000
         Management fees from
           Pennsylvania limited
           partnership .....................           77,000            66,000
         Gain on sale of Pennsylvania
           limited partnership .............             --             135,000
         Recognition of deferred gains .....          250,000           114,000
         Other, net ........................           46,000           124,000
                                                 ------------      ------------
                                                      284,000           339,000
                                                 ------------      ------------
         Income before provision for
           income taxes ....................          553,000           792,000

                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

          FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 28, 1996

                                   (continued)


                                                           1995           1996
                                                       ----------       --------
PROVISION FOR INCOME TAXES .....................            3,000          6,000
                                                       ----------       --------

         Net income ............................       $  550,000       $786,000
                                                       ==========       ========
NET INCOME
         PER COMMON SHARE:

         Primary ...............................       $      .60       $    .80
                                                       ==========       ========
         Fully diluted .........................       $      .59       $    .80
                                                       ==========       ========

WEIGHTED AVERAGE SHARES
         AND EQUIVALENT SHARES OUTSTANDING:

         Primary ...............................          921,000        984,000
                                                       ==========       ========
         Fully diluted .........................          928,000        986,000
                                                       ==========       ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                          FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                  FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 28, 1996


                                        COMMON STOCK                                                   TREASURY STOCK
                                        ------------                                                   --------------

                                                                                 (Accumulated
                                                                Capital in         Deficit)
                                  Number of                      Excess of         Retained         Number of
                                   Shares         Amount         Par Value         Earnings          Shares           Amount
                                   ------         ------         ---------         --------          ------           ------
BALANCE, October 1, 1994 ..       2,099,000     $   210,000     $ 6,685,000      $  (583,000)       1,168,000      $ 4,773,000
Net income ................            --              --              --            550,000             --               --

Purchase of 78,000 shares
   of treasury stock ......            --              --              --               --             78,000          237,000
                                  ---------     -----------     -----------      -----------        ---------      -----------
BALANCE, September 30, 1995       2,099,000         210,000       6,685,000          (33,000)       1,246,000        5,010,000

Net income ................            --              --              --            786,000             --               --

Purchase of 39,000 shares
   of treasury stock ......            --              --              --               --             39,000          173,000
Exercise of stock options .            --              --          (290,000)            --            (93,000)        (372,000)
                                  ---------     -----------     -----------      -----------        ---------      -----------
BALANCE, September 28, 1996       2,099,000     $   210,000     $ 6,395,000      $   753,000        1,192,000      $ 4,811,000
                                  =========     ===========     ===========      ===========        =========      ===========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 28, 1996

                                                          1995            1996
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

         Net income ..............................     $ 550,000      $ 786,000
         Adjustments to reconcile net income
         to net cash provided by
         operating activities:
           Depreciation and amortization .........       635,000        659,000
           Provision for uncollectible
             notes and mortgages receivable ......        97,000        104,000
           Provision for potential
             uninsured claims ....................        60,000         12,000
           Recognition of deferred gains
             and other deferred income ...........      (250,000)      (114,000)
           (Gain) loss on property,
             equipment and liquor licenses .......       (31,000)        53,000
           Gain from sale of Pennsylvania
             limited partnership .................          --         (135,000)

         Changes in assets and liabilities:

           Decrease (increase)in receivables .....        86,000       (235,000)
           Increase in inventories ...............      (104,000)       (87,000)
           (Increase) decrease in prepaid expenses       (63,000)        45,000
           Increase in other assets ..............      (161,000)      (326,000)
           Decrease in accounts payable ..........       (19,000)      (174,000)
           Decrease in accrued
             and other current liabilities .......      (301,000)       (57,000)
                                                       ---------      ---------
         Net cash provided by
           operating activities ..................       499,000        531,000
                                                       ---------      ---------

                                   (continued)














                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 28, 1996

                                   (continued)

                                                           1995          1996
                                                        ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:

         Net proceeds from sale of property
           and equipment and liquor licenses .....        24,000         10,000
         Collections on notes and
           mortgages receivable ..................       343,000        290,000
         Purchase of property and equipment ......      (348,000)      (613,000)
         Investment in joint venture .............          --         (120,000)
         Proceeds from sale of Pennsylvania
           limited partnership ...................          --          156,000
                                                        --------       --------

         Net cash provided by (used in)
           investing activities ..................        19,000       (277,000)
                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments of long-term debt ..............      (126,000)       (60,000)
         Payments of obligations under
           capital leases ........................       (86,000)       (54,000)
         Payments of damages payable on
           terminated or rejected leases .........      (232,000)      (241,000)
         Change in amount due to Pennsylvania
           limited partnership ...................       (19,000)       303,000
         Purchase of treasury stock ..............      (237,000)      (173,000)
         Proceeds from exercise of options .......          --           82,000
                                                        --------       --------

         Net cash used in
           financing activities ..................      (700,000)      (143,000)
                                                        --------       --------

                                   (continued)













                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 28, 1996

                                   (continued)

                                                           1995           1996
                                                        ---------      ---------
NET (DECREASE) INCREASE IN CASH AND
         CASH EQUIVALENTS .........................      (182,000)       111,000

CASH AND CASH EQUIVALENTS,
         BEGINNING OF YEAR ........................       868,000        686,000
                                                        ---------      ---------
CASH AND EQUIVALENTS,
         END OF YEAR ..............................     $ 686,000      $ 797,000
                                                        =========      =========

Supplemental disclosures of cash flow information:

         Cash paid during the year for:

           Interest ...............................     $ 149,000      $ 131,000
           Income taxes ...........................         7,000          6,000

         Noncash Activities:


           Reduction of capital lease assets
           and obligations due to amendment
           and termination of original lease
           term ...................................     $  96,000      $    --

           Retirement of fully depreciated
           equipment ..............................     $ 326,000      $  51,000

           Write-off of fully reserved
           mortgage receivable ....................     $ 258,000      $    --

           Exchange of note receivable
           for liquor license .....................     $  33,000      $  50,000


The accompanying notes to consolidated financial statements are an integral part of these statements.


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 1995 AND SEPTEMBER 28, 1996


(1)      NATURE OF OPERATIONS:

         Incorporated in 1959, Flanigan's Enterprises, Inc. ("Flanigan's" or the "Company") began operations in South Florida as a chain of small cocktail lounges and package liquor stores. At September 28, 1996, the Company owns and/or operates five full-service restaurants, four package liquor stores, four combination full-service restaurants and package liquor stores in Florida, and one club in Georgia, for which Flanigan's receives an owner's fee pursuant to a management agreement. The Company's restaurants are operated under the "Flanigan's Seafood Bar and Grill" trademark, while the Company's package stores are operated under the "Big Daddy's Liquors" trademark. Additionally, the Company holds interests in seven franchised units.

(2)      PETITION IN BANKRUPTCY:

         On November 4, 1985, Flanigan's Enterprises, Inc., not including any of its subsidiaries, filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. Flanigan's was authorized to continue in the management and control of its business and property as debtor-in-possession under the Bankruptcy Code. On May 5, 1987, Flanigan's Plan of Reorganization, as amended and modified (the "Plan"), was confirmed by the Bankruptcy Court. On December 28, 1987, Flanigan's was officially discharged from bankruptcy.

         The Bankruptcy Code allows the debtor-in-possession to either assume or reject certain liabilities, leases, or other executory contracts subject to court approval. Lessors or other parties to contracts which are rejected are entitled to file claims for losses or damages sustained as a result of the rejection. In fiscal 1986, Flanigan's recorded estimated damages of $4,278,000 for claims for losses as a result of rejected leases. Because the damage payments were to be made over nine years, the total amount due was discounted at a rate of 9.25%, Flanigan's then effective borrowing rate. During fiscal 1991 and 1992, Flanigan's renegotiated the payment of this obligation to extend through fiscal 2002 which effectively reduced the discount rate to 3.71%. Remaining liabilities for damage payments are included as "Damages Payable on Terminated or Rejected Leases" in the accompanying consolidated balance sheets. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of damages payable on terminated or rejected leases is approximately $1,250,000. The fair value of all other financial instruments approximates the carrying value on the balance sheets, due to their short-term nature or market rates of interest.

         As of September 28, 1996, damages payable on terminated or rejected leases, including imputed interest, mature as follows:

                  Fiscal                               Amount
                  ------                             ---------
                  1997                              $  300,000
                  1998                                 300,000
                  1999                                 300,000
                  2000                                 300,000
                  2001                                 300,000
                  Thereafter                           120,000
                                                      ---------
                                                    $1,620,000

                  Less - Amount representing
                           interest                   (159,000)
                                                    ----------
                                                    $1,461,000
                                                    ==========


(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         (a)  Basis of Consolidation -

         The consolidated financial statements include the accounts of Flanigan's Enterprises, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation. The Company's fiscal year ends on the Saturday nearest September 30.

         (b)  Cash and Cash Equivalents -

         The Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

         (c)  Inventories -

         Inventories are stated at lower of cost (first in, first out) or market.

         (d)  Liquor Licenses -

         Liquor licenses purchased prior to October 30, 1970 (the date APB Opinion No. 17 became effective), which totaled $145,000 at September 30, 1995 and September 28, 1996, are not amortized unless an impairment in value is indicated. The cost of liquor licenses acquired subsequent to October 30, 1970, is amortized over a period of 40 years.

         (e)  Property and Equipment -

         For financial reporting, the Company uses the straight-line method for providing depreciation and amortization on property and equipment. Property and equipment at September 30, 1995 and September 28, 1996, consisted of the following:

                                      Useful
                                      Lives             1995            1996
                                    ----------      -----------     -----------
Furniture and equipment ......      3 -7 years      $ 4,402,000     $ 4,548,000
Leasehold interests and
  improvements ...............       See below        4,815,000       4,595,000
                                                    -----------     -----------
                                                      9,217,000       9,143,000
Less - accumulated
  depreciation and
  amortization ...............                       (6,445,000)     (6,509,000)
                                                    -----------     -----------
                                                    $ 2,772,000     $ 2,634,000
                                                    ===========     ===========

         Leasehold interests are amortized over the minimum term of the lease. Leasehold improvements are amortized over the life of the lease up to a maximum of 10 years. If the locations are sold or abandoned before the end of the amortization period, the unamortized cost is expensed.

         (f)  Investment in Joint Venture-

         The equity method of accounting is used when the Company has a twenty percent to fifty percent interest in other companies, joint ventures, and partnerships, and can exercise significant influence. Under the equity method, original investments are recorded at cost and adjusted by dividends and the Company's share of undistributed earnings or losses.

         (g)  Accounting Pronouncements-

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which requires adoption in fiscal 1997. SFAS No. 123 requires that the Company's financial statements include certain disclosures about stock-based compensation and permits the adoption of a change in accounting for such arrangements. Changes in accounting for stock-based compensation are optional and the Company plans to adopt only the disclosure requirements in fiscal 1997.

         In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires adoption in fiscal 1997. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets and certain identifiable intangibles to be disposed. The Company believes the adoption of SFAS No. 121 will not have a material effect on the Company's financial condition or results of operations.

         (h) Use of Estimates in the Preparation of Financial Statements-

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (i)  Reclassifications-

         Certain amounts in the fiscal 1995 financial statements have been reclassified to conform to the current year presentation.

(4)      INCOME TAXES:

         The Financial Accounting Standards Board issued SFAS No. 109, "Accounting for Income Taxes", which requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not.

         The components of the Company's provision for income taxes, which is all current, for the fiscal years ended 1995 and 1996 are as follows:

                                                    1995                   1996
                                                  --------               -------
Federal ...........................               $(4,000)               $ 1,000
State .............................                 7,000                  5,000
                                                  -------                -------
                                                  $ 3,000                $ 6,000
                                                  =======                =======

         A reconciliation of income taxes with the amounts at the statutory federal rate follows:

                                                      1995               1996
                                                   ---------          ----------
Tax provision at the
  statutory rate of 34% ..................         $ 188,000          $ 269,000

State income taxes, net of
  federal income tax benefit .............             5,000              3,000

Benefit of operating loss
  carryforward ...........................          (130,000)          (251,000)

Other ....................................           (60,000)           (15,000)

                                                   ---------          ---------
                                                   $   3,000          $   6,000
                                                   =========          =========

         In fiscal 1991 and prior years the Company generated loss carryforwards for both financial statement and tax purposes. At September 28, 1996, the available tax loss carryforward is approximately $4,201,000 which expires between 2002 and 2006.

         In addition to net operating loss carryforwards, the Company has deferred tax assets amounting to approximately $533,000 at September 28, 1996 which arise primarily due to depreciation recorded at different rates for tax and book purposes, and capital leases, allowances for uncollectible amounts and accruals for potential uninsured claims, all recorded for financial reporting purposes but not recognized for tax purposes. Because realization of the total amount of available net deferred tax assets, including net operating loss carryforwards, is not "more likely than not", a valuation allowance has been provided as follows:

Deferred tax item
                                                 Tax Effect         Tax Effect
                                                     1995               1996
                                                 -----------        -----------
Book/tax differences in
  property and equipment .................       $   237,000        $   275,000
Receivable allowances ....................            99,000             55,000
Leases, capitalized for books only .......            93,000             86,000
Accruals for potential
  uninsured claims .......................           102,000             54,000
Discount on damages payable ..............           (74,000)           (54,000)
Other, net ...............................            99,000            117,000
Net operating loss carryforward,
  tax effected ...........................         1,679,000          1,428,000

Valuation allowance ......................        (2,235,000)        (1,961,000)
                                                 -----------        -----------
                                                 $     -            $     -
                                                 ===========        ===========

(5)      LEASES

         The Company leases a substantial portion of the land and buildings used in its operations under leases with initial terms expiring between 1996 and 2049. Renewal options are available on many of the leases. In certain instances, lease rentals are subject to cost-of-living increases or fair market rental appraisals and/or sales overrides. Certain properties are subleased through various expiration dates.

         Leased property under capital leases is amortized on a straight-line basis over the lease term, and interest expense (which is based on the Company's incremental borrowing rate at the inception of the lease) is accrued on the basis of the outstanding capital lease obligation. Rentals relating to operating leases are expensed currently.

         Future minimum lease payments under capital leases and noncancellable operating leases, including leases under which the Company is contingently liable, and noncancellable sublease income are as follows:

                                                 Capital                 Operating              Sublease
                                                  Leases                  Leases                 Income
                                                ---------              -----------             ---------
              1997                              $ 118,000              $ 1,197,000            $  758,000
              1998                                118,000                1,010,000               586,000
              1999                                109,000                  871,000               653,000
              2000                                 77,000                  701,000               504,000
              2001                                 55,000                  269,000               326,000
         Thereafter                               265,000                2,160,000             1,669,000
                                                ---------               ----------            ----------
         Total                                  $ 742,000              $ 6,208,000            $4,496,000
                                                                         =========             =========
         Less - Amount representing
           interest                              (294,000)
                                                ---------
         Present value of minimum
           lease payments                       $ 448,000
                                                =========



         Total rent expense for all operating leases (including those with an initial term of less than one year and net of subleases) was $541,000 and $634,000 in 1995 and 1996, respectively, and is included in "Occupancy costs" in the accompanying consolidated statements of income.

         Aggregate annual rentals under leases with related parties, net of applicable sublease income, were approximately $396,000 in 1995 and $251,000 in 1996. Remaining rental commitments included in future minimum rental payments required under these leases were approximately $827,000 as of September 28, 1996.

(6)      RECEIVABLES:

         Receivables, net of deferred gains and allowances for uncollectible amounts, consisted of the following as of September 30, 1995 and September 28, 1996:

                                                                                       1995                     1996
                                                                                    ---------                 ---------
 Notes and mortgages receivable from unrelated parties, bearing interest at rates ranging from 9% to 15% and due in varying installments
   through 2002                                                                     $ 519,000                 $ 365,000

 Mortgages receivable from sales
   of franchises to related parties,
   bearing interest at rates ranging
   from 9% to 15%                                                                      86,000                     3,000

 Various noninterest-bearing
   receivables currently due                                                          229,000                   466,000
                                                                                     --------                  --------
                                                                                      834,000                   834,000

   Less  -  Deferred gains                                                           (223,000)                 (109,000)

            Allowance for
            uncollectible amounts                                                    (291,000)                 (163,000)
                                                                                     --------                  --------
                                                                                      320,000                   562,000
 Amount representing current portion                                                  235,000                   486,000
                                                                                      -------                   -------
                                                                                    $  85,000                 $  76,000
                                                                                    =========                 =========

         The majority of the notes and mortgages receivable represent amounts owed to the Company for store operations which were sold. Unless a significant amount of cash is received on the sale, a pro rata portion of the gain is deferred and recognized only as payments on the notes and mortgages are received by the Company. Any losses on sales of stores are recognized currently. During fiscal 1995 and 1996, $250,000 and $114,000, respectively, of deferred gains were recognized on collections of such notes receivable.

         Receivables at September 28, 1996 mature as follows:

                           1997                            $  756,000
                           1998                                19,000
                           1999                                 9,000
                           2000                                11,000
                           2001                                 9,000
                           Thereafter                          30,000
                                                           ----------
                                                           $  834,000
                                                           ==========

         (7)      ACCRUED AND OTHER CURRENT LIABILITIES:

         Accrued and other current liabilities consisted of the following as of September 30, 1995 and September 28, 1996:

                                                       1995               1996
                                                     --------           --------
Property taxes ...........................           $110,000           $ 94,000
Salaries and wages .......................            214,000            253,000
Franchisee advance funds .................             82,000             67,000
Potential uninsured claims ...............            300,000            159,000
Other ....................................            159,000            247,000
                                                     --------           --------
                                                     $865,000           $820,000
                                                     ========           ========


         Franchisee advance funds represent cash balances held by the Company on behalf of franchisees (see Note 10) for inventory purchases to be made as part of the Company-sponsored cooperative buying program.

         (8)      COMMITMENTS AND CONTINGENCIES:

          Guarantees

         The Company is contingently liable for annual rentals in the amount of approximately $650,000 at September 28, 1996, for lease obligations in connection with the assignment of leases on stores sold. In the event of default under any of these agreements, the Company will have the right to repossess the premises.

         Employment Agreement

         On June 3, 1987, the Company entered into an employment agreement with the Chairman of the Board, which was ratified by the stockholders at the Company's 1988 annual meeting. The agreement provides, among other things, for annual compensation of $150,000, through December 31, 1996, renewable annually, as well as a bonus based on the Company's cash flow, as defined. For the fiscal years ended 1995 and 1996, no bonus was earned under the agreement. The agreement further provides that in the event of termination, the Chairman of the Board would be entitled to a maximum payment of $450,000.

         The agreement also provides for the issuance of stock options to purchase up to 93,092 shares of the Company's common stock. In December 1989, the Chairman's option exercise prices were reduced from a range of $4.00 to $4.125 to $.875, an exercise price in excess of the then fair market value of the Company's common stock. In fiscal 1996, these options were exercised.

         During fiscal 1992, additional options to purchase up to 46,540 shares were granted to the Chairman at an exercise price of $2.25 per share which expire February 27, 1997. Exercise prices at the dates of grant equaled the then fair market value of the Company's common stock; therefore, no related compensation expense was recorded. On February 25, 1994, the Chairman's option exercise prices on the additional options were increased from $2.25 to $6.50.

         Key Employee Incentive Stock Option Plan

         In December 1993, the Board of Directors approved a Key Employee Incentive Stock Option Plan, which reserved and authorized the issuance of 100,000 shares of the Company's common stock to eligible employees.

         During fiscal 1994, 52,000 stock options were granted at an exercise price of $3.50 per share, which expire April 19, 1999. During fiscal 1996, 30,000 stock options were granted at an exercise price of $3.25 per share, which expire December 21, 2000, and 18,000 stock options were granted at an exercise price of $4.38, which expire March 14, 2001. Exercise prices at the date of grant equaled or exceeded the fair market value of the Company's common stock; therefore, no related compensation expense was recorded. No options were exercised during fiscal 1994, 1995, or 1996.

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

         (9)      LONG-TERM DEBT:

         Long-term debt consisted of the following at September 30, 1995 and September 28, 1996:

                                                         1995           1996
                                                      --------         ---------
Mortgage payable, bearing interest at
  12%, paid in full during 1996 ..............        $ 12,000         $   --

Note payable to former Vice-Chairman
  of the Board, bearing interest
  at 10%, paid in full during 1996 ...........          17,000             --

Other notes payable, bearing interest
  at rates ranging from 7-1/4% to
  10%, due in varying
  installments through 1998 ..................          52,000           21,000
                                                      --------         --------
                                                        81,000           21,000

Less - Current portion .......................         (60,000)         (16,000)
                                                      --------         --------
                                                      $ 21,000         $  5,000
                                                      ========         ========

         Long-term debt at September 28, 1996 matures as follows:

                Year                                     Amount
                ----                                   ---------
                1997                                   $ 16,000
                1998                                      4,000
                1999                                      1,000
                                                        -------
                                                       $ 21,000
                                                        =======

(10)     FRANCHISE PROGRAM:

         At September 28, 1996, seven stores were operated under franchise agreements. Under the franchise agreements, the Company agrees to provide guidance, advice and management assistance to the franchisees. The Company also agrees to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. The franchise agreements provide for fees to the Company of approximately 3% of gross sales. Of the seven franchised stores, four are owned or operated by related parties. When received, initial franchise fees are deferred and recognized ratably as payments are received on the related notes.

(11)     DUE TO PENNSYLVANIA LIMITED PARTNERSHIP:

         Through September 20, 1996, the Company operated a club in Pennsylvania through a limited partnership (the "Partnership") in which the Company acted as the general partner. The Partnership agreement provided the Company with management fees of 49% of profit before depreciation and management fees, plus a 1% interest in the income of the Partnership. The Company recorded management fee income related to this agreement of $77,000 and $66,000 in 1995 and 1996, respectively, included as management fees from Pennsylvania limited partnership in the accompanying consolidated statements of income.

         On September 20, 1996, the Partnership's assets were sold for approximately $500,000. Such proceeds were received by the Company. Accordingly, the accompanying consolidated balance sheet at September 28, 1996 reflects a liability of $430,000 which includes the limited partners' proceeds for the sale of the Partnership's assets, the limited partners' distributions for 1996 operations, and a reserve for the Partnership's remaining liabilities. Liabilities to the limited partners for distributions for 1995 operations are $106,000. Liabilities to the limited partners of the Partnership as of fiscal yearend 1995 and 1996, respectively, are included as due to Pennsylvania limited partnership on the accompanying consolidated balance sheets. The Company recognized a gain of $135,000 on the sale of the Partnership's assets; the gain is included as gain on sale of Pennsylvania limited partnership in the accompanying consolidated statements of income.

(12)     INCOME PER COMMON SHARE:

         Net income per common share is calculated by dividing net income by the weighted average number of shares and share equivalents outstanding.

                                        -------------------------------------------
                                                1995                    1996
                                        -------------------     -------------------
                                                     Fully                   Fully
                                        Primary     Diluted     Primary     Diluted
                                        -------     -------     -------     -------
Weighted average shares outstanding     905,000     905,000     897,000     897,000

Incremental shares after
  application of the treasury
  stock method or modified
  treasury stock method, as
  applicable ......................      16,000      23,000      87,000      89,000
                                        -------     -------     -------     -------
Shares used in calculation of
  net income per common share .....     921,000     928,000     984,000     986,000
                                        =======     =======     =======     =======

(13)     RELATED PARTY TRANSACTIONS:

         In fiscal 1990, the Company's Chairman and a relative formed a corporation to manage one of the Company's franchised stores. The corporation continues to manage the franchised store.

         During fiscal 1995 and 1996, the Company incurred legal fees of approximately $89,000 and $96,000 (in salary), respectively, for services provided by a member of the Board of Directors.

         Also  see  Notes  5,  6,  9  and  10  for   additional   related  party
transactions.

(14)     BUSINESS SEGMENTS:

         The Company operates principally in two segments - retail package stores and restaurants (and lounges in 1995). The operation of package stores consists of retail liquor sales. The restaurant and lounge operations include bar sales from cocktail lounges and food sales.

         Information concerning the revenues and operating income for the years ended September 30, 1995 and September 28, 1996, and identifiable assets for the two segments in which the Company operates, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash and notes and mortgages receivable. The Company does not have any operations outside of the United States and intersegment transactions are not material.

                                                     1995               1996
                                                ------------       ------------
OPERATING REVENUES:
         Retail package stores ...........      $  4,845,000       $  6,112,000
         Restaurants and lounges .........        12,851,000         13,042,000
         Other revenues ..................           814,000          1,030,000
                                                ------------       ------------
Total operating revenues .................      $ 18,510,000       $ 20,184,000
                                                ============       ============

INCOME FROM OPERATIONS RECONCILED TO
INCOME BEFORE INCOME TAXES:
Operating income:
         Retail package stores ...........      $    131,000       $    303,000
         Restaurants and lounges .........         1,338,000          1,220,000
                                                ------------       ------------
                                                   1,469,000          1,523,000
         Corporate expenses,
           net of other revenues .........        (1,200,000)        (1,070,000)
                                                ------------       ------------
Operating income .........................           269,000            453,000
         Interest expense ................          (149,000)          (131,000)
         Other ...........................           433,000            470,000
                                                ------------       ------------
Income before income taxes ...............      $    553,000       $    792,000
                                                ============       ============

IDENTIFIABLE ASSETS:
         Retail package stores ...........      $  1,515,000       $  1,622,000
         Restaurants and lounges .........         2,429,000          2,260,000
                                                ------------       ------------
                                                   3,944,000          3,882,000
         Corporate .......................         1,920,000          2,427,000
                                                ------------       ------------
Consolidated totals ......................      $  5,864,000       $  6,309,000
                                                ============       ============



                                                          1995             1996
                                                       ---------        --------
CAPITAL EXPENDITURES:
         Retail package stores ...............         $ 55,000         $199,000
         Restaurants and lounges .............          267,000          350,000
                                                       --------         --------
                                                        322,000          549,000
         Corporate ...........................           26,000           64,000
                                                       --------         --------
Total capital expenditures ...................         $348,000         $613,000
                                                       ========         ========


DEPRECIATION AND AMORTIZATION:
         Retail package stores ...............         $ 84,000         $114,000
         Restaurants and lounges .............          457,000          428,000
                                                       --------         --------
                                                        541,000          542,000
         Corporate ...........................           94,000          117,000
                                                       --------         --------
Total depreciation and amortization ..........         $635,000         $659,000
                                                       ========         ========

(15)     OTHER, NET:

         Other, net in the consolidated statements of income consist of the following for the years ended September 30, 1995 and September 28, 1996:

                                                        1995             1996
                                                     ---------         --------
Non-franchise related rental income ..........          71,000           32,000
Loss on retirement of fixed assets ...........            --            (79,000)
(Loss) gain on repossession of store .........         (55,000)          50,000
Gain on sale of liquor licenses ..............          30,000           26,000
Insurance recovery ...........................            --             53,000
Miscellaneous ................................            --             42,000
                                                     ---------        ---------
                                                     $  46,000        $ 124,000
                                                     =========        =========



(16)     SUBSEQUENT EVENTS:

         Effective September 30, 1996, one franchised combination package store and restaurant terminated its franchise agreement. The franchise was sold to a related third party (the "First Purchaser"), with the Company's agreement to manage the franchise for this related party. The management agreement was to provide the Company with management fees equal to 50% of the franchise's cash flow. Subsequent to the sale of the franchise, the Company accepted the offer of another franchisee (the "Manager"), also a related party, to purchase the Company's right to manage the franchise for the sum of $150,000. Additionally, the Manager also purchased the franchise from the First Purchaser. (The Company expects to record $150,000 of income in the first quarter of fiscal 1997, upon the sale of the management rights.)

         To raise capital for the renovations, a Florida limited partnership will be formed, of which the Manager will be the general partner. The limited partnership units will be sold as follows: 25% to Manager, 25% to the Company, 25% to related parties and 25% to unrelated parties. The Manager will receive a management fee of 50% of the franchise's cash flow. The Company will account for this investment under the equity method of accounting.


                                                                                        SCHEDULE II
                            FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 28, 1996



           Col. A                               Col. B        Col. C        Col. D       Col. E
           ------                               ------        ------        ------       ------
                                                             Additions
                                              Balance at     Charged to                  Balance at
                                              Beginning      Cost and      Amounts        End of
         Description                          of Period      Expenses    Written off      Period
         -----------                          ---------      --------    -----------      ------
FOR THE YEAR ENDED SEPTEMBER 30, 1995
         Allowance for uncollectible
           notes and mortgages receivable     $ 452,000     $  97,000     $(258,000)     $ 291,000
                                              =========     =========     =========      =========

FOR THE YEAR ENDED SEPTEMBER 28, 1996
         Allowance for uncollectible
           notes and mortgages receivable     $ 291,000     $ 104,000     $(232,000)     $ 163,000
                                              =========     =========     =========      =========


                            FLANIGAN'S [GRAPHIC-LOGO]
                               ENTERPRISES, INC.

VIA TELECOPY

November 4, 1996

Mr. James B. Flanigan
1309 Arrowmink road
Villanova, Pennsylvania 19085

Re: Servicemark "FLANIGAN'S"

Dear Jim:

I am in receipt of your letter of October 10, 1996, in response to my letter of September 26, 1996, concerning your use of the servicemark "Flanigan's" in the Commonwealth of Pennsylvania. I am glad that you wish to amicably resolve this dispute and hopefully, with this letter, this matter can be laid to rest.

As suggested in my letter of September 26, 1996, and especially in view of your request for a computer disk with Flanigan's operating manual, it is adivsable for us to memorialize our existing oral agreement with regard to your use of the servicemark "Flanigan's".

Flanigan's Enterprises, Inc. ("Flanigan's"), has granted you, personally, a royalty free, non exclusive license to use the servicemark "Flanigan's" in connection with restaurant services at various locations in the Commonwealth of Pennsylvania. For purposes of this oral agreement, any reference to "you, personally", includes any proprietorship, corporation, general or limited partnership or other entity in which you are an owner and in which you, together with your wife, Margaret, and/or your daughters, Eileen and Rita, own no less than fifty-one (51%) percent of such business. In furtherance of our oral agreement, you are required to maintain certain minimum standards of quality, which you have maintained and will continue to do so in the future.

In the connection with this license, Flanigan's has provided you with various materials, whiich have been and will continue to be followed to assure that your services are of good quality. Specifically, Flanigan's has provided you with its operational manuals, so that Flanigan's can be assured that you will achieve and continue achieving the high standards of quality and service offered by Flanigan's.

Additionally, based upon Joe's knowledge of your good business practices and the fact that you and Joe are family, I am certain that you have and will maintain the high standards of quality and service that are associated with the servicemark "Flanigan's".



         2841 West Cypress Creek Road - Fort Lauderdale, Florida 33309
                  Broward: (305) 974-9003 - Fax (305) 974-2940

Mr. James B. Flanigan
November 4, 1996
Page 2.

I trust that this letter accurately sets forth Flanigan's agreement for you to use the servicemark "Flanigan's" in connection with your restaurant services in the Commonwealth of Pennsylvania, as previously discussed with Joe. Should you have any questions concerning the oral agreement set forth herein, please do not hesitate to give me a call to discuss the same. If you are in agreement with the terms set forth herein, please acknowledge your agreement by signing in the space provided below and returning a copy of this letter to my attention via telecopy, with the original by U.S. mail. Please note that in the acknowledgement you need to list the corporations using the servicemark "Flanigan's" and that when you sign the acknowledgement, you are signing for yourself, personally, and as a corporate officer and/or director of each corporation listed, thereby binding each corporation to the terms hereof.

Very truly yours,
FLANIGAN'S ENTERPRISES, INC.

/s/Jeffrey D. Kastner
---------------------
Jeffrey D. Kastner
General coulsel
JDK/lfk

cc: Joseph G. Flanigan, Chairman
    Mary C. Reymann, Vice President
    Ed Doxey, Treasurer



CONTENTS HEREOF acknowledged and agreed to:

/s/JAMES B. FLANIGAN
--------------------
JAMES B. FLANIGAN, individually and as
officer and/or director of the following corporations:
Boathouse, Inc.
---------------
Boathouse Too, Inc.
-------------------
Boathouse Three-Inc.
--------------------