Form 10QSB
period 1996-12-28
FLANIGANS ENTERPRISES INC
filed 1997-02-11
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended December 28, 1996

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

Indicate the number of shares outstanding of each of the issuers classes of
Common Stock as of the latest practicable date            907,000
                                               ----------------------------

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                December 28, 1996



PART I.  FINANCIAL INFORMATION


         1.       UNAUDITED CONDENSED FINANCIAL STATEMENTS

                  Consolidated Summary of Earnings -- For the Thirteen Weeks ended December 30, 1995 and December 28, 1996

                  Consolidated Balance Sheets -- as of September 28, 1996 and December 28, 1996

                  Consolidated Statements of Cash Flows for the Thirteen Weeks Ended December 30, 1995 and December 28, 1996

                  Notes to Consolidated Financial Statements


         2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION AND SIGNATURES:



                  6.       Exhibits and Reports on Form 8-K
                           (a)      Exhibits
                           (b)      Reports on Form 8-K

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS ENDED
                     DECEMBER 30, 1995 and DECEMBER 28, 1996
                      (In Thousands Except Per Share Data)

                                                       DECEMBER 30,   DECEMBER 28,
                                                            1995          1996
                                                          -------       -------
REVENUES:
         Restaurant food sales .....................      $ 2,291       $ 2,303
         Restaurant bar sales ......................          851           731
         Non-restaurant bar sales ..................          120          --
         Package goods sales .......................        1,731         1,773
         Franchise - related revenues ..............          152           132
         Owner's fee ...............................           38            37
         Other operating income ....................           56            33
                                                          -------       -------
                                                            5,239         5,009
                                                          -------       -------

COSTS AND EXPENSES:
         Cost of merchandise sold
           restaurant and lounges ..................        1,246         1,131
         Cost of merchandise sold
           package goods ...........................        1,311         1,355
         Payroll and related costs .................        1,429         1,375
         Occupancy costs ...........................          258           227
         Selling, general and
           administrative expenses .................          942           870
                                                          -------       -------
                                                            5,186         4,958
                                                          -------       -------
         Income from operations ....................           53            51
                                                          -------       -------
OTHER INCOME (EXPENSE):
         Interest expense on obligations
           under capital leases ....................          (15)          (15)
         Interest expense on long-term
           debt and damages payable ................          (17)          (17)
         Gain on sale of assets ....................            1          --
         Sale of management rights .................         --             150
         Interest income ...........................           12             4
         Management fees from
           Pennsylvania limited
           partnership .............................           33          --
         Recognition of deferred gains .............           32             1
         Other, net ................................           64            27
                                                          -------       -------
                                                              110           150
                                                          -------       -------
         Income before income taxes ................          163           201

                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                          FOR THE THIRTEEN WEEKS ENDED

                     DECEMBER 30, 1995 AND DECEMBER 28, 1996
                      (In Thousands Except Per Share Data)

                                   (continued)

                                                        DECEMBER 30,    DECEMBER 28,
                                                           1995            1996
                                                          -------       --------
PROVISION FOR INCOME TAXES: .......................       $  --         $   --
                                                          -------       --------

         Net income ...............................       $   163       $    201
                                                          =======       ========

NET INCOME
         PER COMMON SHARE:
         Primary ..................................       $   .19       $    .21
                                                          =======       ========
         Fully Diluted ............................       $   .19       $    .21
                                                          =======       ========


WEIGHTED AVERAGE SHARES
         AND EQUIVALENT SHARES OUTSTANDING:

         Primary ..................................       972,000        935,000
                                                          =======       ========
         Fully Diluted ............................       972,000        935,000
                                                          =======       ========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 28, 1996 AND DECEMBER 28, 1996

                                     ASSETS

                                                                                    SEPTEMBER 28,   DECEMBER 28,
                                                                                         1996          1996
                                                                                     ----------     ----------
CURRENT ASSETS:
         Cash and equivalents ..................................................     $  797,000     $1,283,000
         Receivables,  including  current portion of notes,
           and mortgages, less allowance for  uncollectible amounts
           and deferred  gains,  including  related party  receivables of $16,000 AND  $19,000 (before  allowances
           and deferred gains) both in 1996 and 1997  respectively..............        486,000        180,000
         Inventories, at lower of cost (first-
           in, first out) or market ............................................        911,000      1,083,000

         Prepaid expenses ......................................................        328,000        382,000
                                                                                     ----------     ----------
         Total current assets ..................................................      2,522,000      2,928,000

                                                                                     ----------     ----------
PROPERTY AND EQUIPMENT, net ....................................................      2,634,000      2,600,000

                                                                                     ----------     ----------
LEASED PROPERTY UNDER CAPITAL LEASES,
         less accumulated amortization of
         $678,000 and $687,000 in 1996
         and 1997 respectively .................................................        195,000        186,000
                                                                                     ----------     ----------
OTHER ASSETS:
         Liquor licenses, less accumulated
           amortization of $97,000 in 1996 and
           $85,000 in 1997 respectively ........................................        349,000        328,000
         Notes and mortgages receivable, less
           allowance for uncollectible amounts and deferred gains,
           and including related party  receivables of $66,000 and $84,000
         (before  allowances  and deferred gains)
           in 1996 and 1997  respectively ......................................         76,000        104,000
         Investment in joint venture ...........................................        120,000        120,000
         Other .................................................................        413,000        403,000
                                                                                     ----------     ----------
         Total other assets ....................................................        958,000        955,000
                                                                                     ----------     ----------
                                                                                     $6,309,000     $6,669,000
                                                                                     ==========     ==========
                                   (continued)


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    SEPTIMBER 28, 1996 AND DECEMBER 28, 1996

               LIABILITIES AND STOCKHOLDER'S INVESTMENT (DEFICIT)

                                   (continued)

                                                      SEPTEMBER 28,   DECEMBER 28,
                                                           1996          1996
                                                       ----------     ----------
CURRENT LIABILITIES:
     Accounts payable ............................     $  582,000     $1,168,000
         Accrued and other current liabilities ...        820,000        611,000
         Current portion of long-term debt .......         16,000         13,000
         Current obligations under capital
           leases ................................         61,000         61,000
         Current portion of damages payable on
           terminated or rejected leases
           and other bankruptcy liabilities ......        249,000        313,000
         Due to Pennsylvania
           limited partnership ...................        430,000        231,000
                                                       ----------     ----------
         Total current liabilities ...............      2,158,000      2,397,000
                                                       ----------     ----------
LONG TERM DEBT, net of current
           portion ...............................          5,000          4,000
                                                       ----------     ----------
OBLIGATIONS UNDER CAPITAL LEASES,
           net of current portion ................        387,000        372,000
                                                       ----------     ----------
DAMAGES PAYABLE ON TERMINATED OR
         REJECTED LEASES AND OTHER
         BANKRUPTCY LIABILITIES,
         net of current portion ..................      1,212,000      1,148,000
                                                       ----------     ----------




                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 28, 1996 AND DECEMBER 28, 1996

               LIABILITIES AND STOCKHOLDER'S INVESTMENT (DEFICIT)


                                   (continued)



                                                   SEPTEMBER 28,    DECEMBER 28,
                                                        1996             1996
                                                   -----------      -----------
STOCKHOLDERS' INVESTMENT (DEFICIT)
         Common stock, par value $.10
           authorized 5,000,000 shares,
           issued 2,099,000 shares ...........     $   210,000      $   210,000
         Capital in excess of par value ......       6,395,000        6,395,000
         Retained earnings (deficit) .........         753,000          954,000
         Less - Treasury stock, at cost,
           1,246,000 and 1,192,000 shares
           in 1995 and 1996 respectively .....      (4,811,000)      (4,811,000)
                                                   -----------      -----------
                                                     2,547,000        2,748,000
                                                   -----------      -----------
                                                   $ 6,309,000      $ 6,669,000




           The accompanying notes to consolidated financial statements are an integral part of these balance sheets


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          FOR THE THIRTEEN WEEKS ENDED

                     DECEMBER 30, 1995 AND DECEMBER 28, 1996
                                 (In Thousands)


                                                            DECEMBER 30,   DECEMBER 28,
                                                                1995          1996
                                                               -----         -----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income ......................................     $ 163         $ 201
         Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities:
                  Depreciation and amortization
                    of property, equipment and
                    capital leases .......................       154           158
                  Amortization of liquor licenses ........         2             1
                  Recognition of deferred gains
                    and other deferred income ............       (32)           (1)
                  Provision for uncollectible notes
                    and mortgages receivable .............        40            50
                  (Gain) loss on property, equipment
                    and liquor licenses ..................       (30)           19

         Changes in assets and liabilities:

                  Decrease in receivables ................       152           306
                  Increase in inventories ................      (178)         (172)
                  Decrease (increase) in prepaid expenses        131           (54)
                  (Increase) decrease in other assets ....      (312)           10
                  Increase in accounts payable ...........       206           469
                  Decrease in accrued liabilities ........      (151)          (92)
                                                               -----         -----
                  Net cash provided by (used in)
                    operating activities .................       145           895
                                                               -----         -----




                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          FOR THE THIRTEEN WEEKS ENDED

                     DECEMBER 30, 1995 AND DECEMBER 28, 1996
                                 (In Thousands)


                                                        DECEMBER 30,     DECEMBER 28,
                                                           1995             1996
                                                         -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Net proceeds from sale of property
           equipment and liquor licenses .........       $  --          $    20
         Collections on notes and
           mortgages receivable ..................           198             82
         Additions to notes and
           mortgages receivable ..................          (140)          (159)
         Additions to property and equipment .....           (59)          (134)
         Change in due to Pennsylvania
           limited partnership ...................            (9)          (199)
                                                         -------        -------
         Net cash used in
           investing activities ..................           (10)          (390)
                                                         -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments of long-term debt ..............           (14)            (4)
         Payments of obligations under
           capital leases ........................           (28)           (15)
         Purchase of treasury stock ..............           (51)          --
         Sale of treasury stock ..................            81           --
                                                         -------        -------
         Net cash provided by (used in)
           financing activities ..................           (12)           (19)
                                                         -------        -------
NET INCREASE IN CASH AND EQUIVALENTS .............           123            486

CASH AND EQUIVALENTS, BEGINNING OF YEAR ..........           686            797
                                                         -------        -------

CASH AND EQUIVALENTS, END OF QUARTER .............       $   809        $ 1,283
                                                         =======        =======

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 28, 1996

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


(2)      ADJUSTMENTS:

         The financial information presented as of any date other than September 28, 1996 has been prepared from the books and records without audit. Financial information as of September 28, 1996 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 28, 1996.

(3)      Reclassification

         Certain amounts in the fiscal 1996 financial statements have been reclassified to conform to the fiscal 1997 presentation.

(4)      Franchise Program

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

         During fiscal year 1996, the Company's franchise agreement with a member of Mr. Flanigan's family expired and was not renewed nor was a new franchise agreement executed with said franchisee. During the first quarter of fiscal year 1997, the Company filed suit against the franchisee for servicemark infringement, seeking injunctive relief and monetary damages. The suit is in the early discovery stage.

         During the first quarter of fiscal 1997, the Company entered into a Licensing Agreement with a member of Mr. Flanigan's family, licensing the non-exclusive use of the "Flanigan's' servicemark in the Commonwealth of Pennsylvania only. The Company receives no royalty fee or other compensation under this Licensing Agreement. During the first quarter of fiscal year 1997, the Company also entered into a Franchise Agreement with an unrelated franchisee in the Commonwealth of Pennsylvania, which Franchise Agreement includes the non-exclusive use of the "Flanigan's" servicemark at one franchised restaurant within the Commonwealth of Pennsylvania only. Under this Franchise Agreement, the Company receives a royalty fee equal to one percent of gross sales from the franchised restaurant, payable on a monthly basis.

         During the first quarter of fiscal year 1996, one additional franchisee agreed to the termination of its Franchise Agreement and while its restaurant did not formally operate under the "Flanigan's Seafood Bar and Grill" servicemark, the franchisee agreed to de-identify the same to avoid any confusion with the Company's restaurants. The franchisee continued to operate its package liquor store under a new Franchise Agreement with the Company, which included a license to use the servicemark "Big Daddy's Liquors" only, During the third quarter of fiscal year 1996, this franchisee notified the Company of its intent to terminate the Franchise Agreement and return the franchised unit, including restaurant, to the Company.

         In order to induce the franchisee to continue operating its franchise through the end of fiscal year 1996, the Company agreed to reduce the weekly sublease rent and suspend all weekly payments on account of its purchase money chattel mortgage. In the interim, the Company determined that the cost necessary to convert this unit to a "Flanigan's Seafood Bar and Grill" restaurant exceeded the funds available to the Company and on September 30, 1996, [during the first quarter of fiscal year 1997], the franchise was sold to a related party, in lieu of its return to the Company. The initial shareholder interest of all officers and directors, which was comprised of the Chairman and a member of his family, represented one hundred percent of the initial invested capital. It was also agreed that the Company would manage the franchise for the related third party, pursuant to a management agreement. Subsequent to the closing of the sale of the franchise, the Company accepted the offer of another related franchisee, who is also a member of the Board of Directors of the Company, to pay the sum of

$150,000.00 for the right to buy this franchise from the related third party, renovate the same and act as manager. As part of this transaction, the Company agreed to continue the reduced sublease rent, the waiver of any franchise royalties and the suspension of mortgage payments until the weekly gross sales from the franchised restaurant reached $25,000 or March 31, 1997, whichever occurs earlier. Thereafter, the Company will receive the same monthly payment as previously paid by the former franchisee during fiscal year 1996. This related third party plans to form a limited partnership for the purpose of owning this restaurant and raising the necessary funds to renovate the same. The Company has agreed to be an investor in the franchise and it is anticipated that other related parties, including but not limited to officers and directors of the
Company,   and/or  their  families,  will  also  be  investors  in  the  limited partnership.

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

         Subsequent to the end of the first quarter of fiscal year 1997, the Company entered into a contract for the purchase of a restaurant for a purchase price of $750,000, with the seller holding a purchase money mortgage in the amount of $500,000. The Company plans to form a limited partnership, of which it will act as general partner, for the purpose of raising the funds necessary to purchase and renovate the restaurant for its operation under the "Flanigan's Seafood Bar and Grill' servicemark. The limited partnership will only have the right to use the "Flanigan's Seafood Bar and Grill servicemark while the Company acts as general partner and operates the restaurant. The Company also plans to invest in this restaurant as a limited partner. No franchise agreement will be executed and the Company will not consider this unit one of its franchises.

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

         During fiscal 1993 and 1994, the Company paid the 1991, 1992 and 1993 real property taxes, in the aggregate amount of $40,242, as guarantor of the sublease for a store sold in 1990. During fiscal 1994, the Company also paid a non-related third party the sum of $14,991 as reimbursement of real property taxes erroneously paid on a second folio number for the real property taxes for the same store for 1990 through 1992. The payment of the 1991 and 1992 real property taxes were evidenced by two promissory notes, one for each year, which each provide that the entire principal balance and accrued interest, calculated at the rate of nine percent per annum, will be due in full on January 1, 2010, which is the date the sublease expires; a default under the sublease is a default under the promissory note, entitling the Company to accelerate the entire principal balance and all accrued interest; and if the assignee meets all obligations of the sublease through its expiration date, (January 1, 2010) then each promissory note will be forgiven. The Company's reimbursement of real property taxes erroneously paid by a non-related third party ($14,991), was secured by a mortgage on real property owned by an affiliated entity of the assignee, which mortgage was paid in full during fiscal year 1996. The Company agreed to review financial records of the assignee each year to see if the profit-ability thereof warranted the Company paying the real property taxes to subsidize the same.

         During fiscal year 1995 the Company learned that the assignee was five months in arrears in the payment of rent to the sublessors ($35,527) and had failed to pay the annual ground rent which was due January 1, 1995 ($19,400), notwithstanding promises that all rental payments would be current by January 1, 1995.

         The Company demanded payment of all arrearages or the return of the store. While negotiating the return of the store, the assignee closed the liquor package store and removed all inventory. The Company filed suit for eviction and was granted immediate possession of the business premises including furniture, fixtures, equipment and liquor license, to reopen and preserve the business of the liquor package store. As the result of the default of the sublease, the two promissory notes given the Company for paying the 1991 and 1992 real property taxes for this store became immediately due in full. During fiscal year 1995, the Company paid the annual ground rent which was due January 1, 1995 and began making monthly payments to the sublessors commencing February 1, 1995. During fiscal year 1995, the Company also began paying an additional one half month's rent to the sublessors along with current monthly rent on account of the rental arrearages. The Company operated the liquor package store throughout the litigation. During the first quarter of fiscal year 1997, the Company entered into a Stipulation with the assignee, the principal of the assignee and an entity affiliated with the assignee, whereby an Agreed Summary Final Judgment was immediately entered in favor of the Company against the assignee, the principal of the assignee and an entity affiliated with the assignee, jointly and severally, for the full amount due the Company and the foreclosure of the Company's security interest in the assets of the assignee. The Company acquired ownership of the assets of the assignee at the foreclosure sale, including the liquor license, and continues to operate the package liquor store. The Company intends to vigorously pursue collection of its Agreed Summary Final Judgment.

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

         During fiscal year 1996, two claims were filed against the Company with the Equal Employment Opportunity Commission alleging sexual harassment and/or discrimination. In the first claim, a former employee initially alleged that the Company permitted sexual harassment to continue at one of its restau-rants. After the former employee was transferred to another restaurant, she resigned, and thereafter amended her complaint to allege that she was forced to resign due to retaliatory conduct on the part of the Company. During the first quarter of fiscal year 1997, the Equal Employment Opportunity Commis-sion closed its files on both claims without making a determination on either claim. The claimant has a period of ninety days from the date the Equal Employment Opportunity Commission closed its files to file suit against the Company or forever be barred. The Company disputes the claim and if suit is filed by the claimant, the Company will vigorously defend the same.

         In the second claim, a former employee alleged that her position with the Company was changed due to her pregnancy. The Equal Employment Opportunity Commission failed to make a determination on this claim within one hundred eighty days of its filing and during the first quarter of fiscal year 1997, this claimant filed suit against the Company. The Company disputes this claim and is vigorously defending the same.

         Employment Agreement

         On June 3, 1987, the Company entered into an employment agreement with the Chairman of the Board, which was ratified by the stockholders at the Company's 1988 Annual Meeting. The agreement provides, among other things, for annual compensation of $150,000 through December 31, 1995, renewable annually, as well as a bonus based on the Company's cash flow, as defined. For the fiscal years ended 1995 and 1996 no bonus was earned under the agreement. The agreement further provides that in the event of termination, the Chairman of the Board would be entitled to a maximum payment of $450,000.

         The agreement also provided for the issuance of stock options to purchase up to 93,092 shares of the Company's stock. On December 12, 1989, the Chairman's option exercise prices were reduced from a range of $4.00 to $4.125 to $.875, 110% of the then fair market value of the Company's common stock. In fiscal year 1996 these options were exercised.

         During fiscal 1992, options to purchase up to 46,540 shares were granted to the Chairman at an exercise price of $2.25 per share which expire February 27, 1997. Exercise prices at the dates of grant equaled the fair market value of the Company's common stock, therefore no related compensation was recorded. By written resolution, dated January 12, 1994, the Board of Directors approved an amendment to the stock option, increasing the option exercise price to $6.50 per share, which reflects in excess of 110% of the then fair market value of the Company's common stock. The expiration date of the stock option was also extended through February 27, 2002. This action was approved by the stockholders at the Company's 1994 Annual Meeting.

         The Company currently provides no post retirement benefits to any of its employees.

         Key Employee Incentive Stock Option Plan

         In December 1993, the Board of Directors approved a Key Employee Incentive Stock Option Plan, which reserved and authorized the issuance of 100,000 shares of the Company's common stock to eligible employees.

         During fiscal 1994, 52,000 stock options were granted at an exercise price of $3.50 per share which expire April 19, 1999. During the first quarter of fiscal year 1996, an additional 30,000 stock options were granted at an exercise price of $3.25 per share which expire December 21, 2000. During the second quarter of fiscal year 1996 an additional 10,000 stock options were granted at an exercise price of $4.00 per share which expires March 14, 2001. Exercise prices at the date of grant exceeded the fair market value of the Company's common stock; therefore, no related compensation expense was recorded. No options have been exercised through the first quarter of fiscal year 1997.


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

         During the first quarter of fiscal year 1996, the Company settled the two dram shop cases filed against the Company in Florida in fiscal years 1994 and 1995, respectively, arising out of an automobile accident in which two individuals died and a third was seriously injured. The settlement of these two cases was within Flanigan's insurance coverage and therefore had no adverse material impact upon the Company's financial position. During the fourth quarter of fiscal year 1996, the Company settled its one remaining uninsured dram shop case against one of the limited partnerships in Pennsylvania and the Company as general partner, and currently has no dram shop cases pending. for further discussion see the section headed Insurance on page 13 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 28, 1996.

         The Company accrues for potential uninsured losses based on estimates received from legal counsel and its historical experience, when uninsured claims are pending. Such accrual is included in the "Accrued and other liabilities - potential uninsured claims". See Note 8 in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 28, 1996.

Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations.


         Flanigan's Enterprises, Inc., (the "Company") owns and/or operates restaurants with lounges, package liquor stores and an entertainment oriented club (collectively the "units"). At September 28, 1996, the Company operated 14 units, including one unit operated by the Company pursuant to Court Order, and had interests in seven additional units which have been franchised by the Company. During the first quarter of fiscal year 1997 the Company acquired ownership of the one unit operated by the Company pursuant to Court Order through foreclosure. The table below sets out the changes in the type and number of units being operated.

                                      Dec. 30,        Dec. 28,      FISCAL  YEAR        NOTE
TYPES OF UNITS                         1995            1996             1996           NUMBER
------------------------------------------------------------------------------------------------
Combination package and restaurant      4                4                4
Restaurant only                         6                5                5            (1)(2)
Package store only                      2                4                4            (3)(4)(5)
Lounge only                             1                0                0            (6)
Combination package and lounge          2                0                0            (4)
Clubs                                   2                1                1            (7)
---------------------------------------------------------------------------------------------------
TOTAL - Company operated units.        17               14               14

FRANCHISED - units                      8                 7                7           (3)(8)

Notes:

         (1) During the fiscal year 1995, the Company became the owner, through foreclosure, of a lounge previously sold by the Company, which lounge had been operated by a wholly owned subsidiary of the Company as a receiver appointed by the Court since fiscal year 1994. The Company tried to operate this store as a restaurant under its "Flanigan's Cafe" concept, but since it was not possible to operate it up to the same standards of the Company's other restaurants, the unit was closed April 10, 1996. During the fourth quarter of fiscal year 1996, a contract was entered into by the landlord for the sale of the real property and improvements of this location. Simulta-neously therewith, a separate contract was entered into by the Company for the sale of its liquor license to the same buyer. At closing, which occurred during the first quarter of fiscal 1997, the Company's lease for this store was vacated.


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

         (5) During fiscal year 1995, the Company was granted possession of a store previously sold by the Company and began operating the package liquor store, pursuant to Court Order. During the first quarter of fiscal year 1997 the Company acquired ownership of this store through foreclosure.

         (6) During the second quarter of fiscal year 1996, the lease on one unit operated by the Company as a lounge only expired and the Company was unable to renew the same upon suitable terms.

         (7) Through September 20, 1996, the Company operated its remaining Pennsylvania club, (Store #850, King of Prussia, Pennsylvania), which was financed through a limited partnership in which a wholly owned subsidiary of the Company acted as general partner. The lease for this unit had only thirteen months remaining, with no more renewal options and revenues were down as a result of competition from some expensive new clubs constructed on the waterfront. An opportunity arose to sell the lease, leasehold improvements and liquor license to Dick Clark Restaurants, Inc. With the approval of the Limited Partners, the sale of the unit was consummated on September 20, 1996 for a purchase price of $500,000. The Company had one club (in Atlanta, Georgia) remaining at the end of the first quarter of fiscal year 1997.

         (8) During fiscal year 1996 one franchise expired and the Company declined to offer the franchisee the option of executing its new franchise agreement.

Liquidity and Capital Resources

         Cash Flows

         The following table is a summary of the Company's cash flows for the first quarter of fiscal years 1996 and 1997.

                                                          Three months ended
                                                    December 30,    December 28,
                                                       1995             1996
                                                      -------           -------
                                                           (in thousands)
Net cash provided by
  operating activities .....................          $   145           $   895
Net cash (used in) provided by
 investing activities ......................              (10)             (390)
Net cash used in
 financing activities ......................              (12)              (19)
                                                      -------           -------
Net increase in cash
  and cash equivalents .....................              123               486
Cash and cash equivalents:
  Beginning of year ........................              686               797
                                                      -------           -------
  End of year ..............................          $   809           $ 1,283
                                                      =======           =======

         Adjustments to net income to reconcile to cash flows from operating activities in the first quarter of fiscal 1996 include the provision for $40,000 of allowances for uncollectible notes and mortgages receivable and the recognition of $32,000 in deferred gain.

         Adjustments to net income to reconcile to cash flows from operating activities in the first quarter of fiscal 1997 include a provision for uncollectible notes and mortgages of $50,000.

         Improvements

         The Company had additions to fixed assets of $134,000 during the quarter ended December 28, 1996 compared to $59,000 for the same quarter last year and $613,000 for the year ended September 28, 1996. The additions were to continue upgrading existing units serving food, improvements to package stores, upgrading the corporate computer system and other improvements. Except as otherwise noted all of the funds for additions came from operations.

         All of the Company's units require periodic refurbishing in order to remain competitive. During fiscal year 1992, as cash flow improved, the Company embarked upon a refurbishing program which continued through fiscal year 1996. The budget for fiscal 1997 includes $650,000 for this program. The Company believes that improved operations will provide the cash to continue the refurbishing program.

         Subsequent to the end of the first quarter of fiscal year 1997, the Company entered into a contract for the purchase of the real property adjacent to its restaurant located at 4 N. Federal Highway, Hallandale. The Company plans to use this real property as additional parking for customers of its restaurant. The purchase price is $620,000, with the seller holding a purchase money mortgage in the amount of $495,000.

         Working Capital

         The table below summarizes the current assets, current liabilities and working capital for the quarters ended December 30, 1995 and December 28, 1996 and for the fiscal year ended September 28, 1996.

                                           December 30,    December 30,    September 30,
             Item                             1995            1996             1996
             ----                             ----            ----             ----
                                                          (in thousands)
         Current assets                     $ 2,136         $ 2,928         $ 2,522
         Current liabilities                  2,165           2,397           2,158
         Working capital (deficit)              (29)            531             364

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

Bankruptcy Proceedings

         As noted above and in Note 1 to the consolidated financial statements, on November 4, 1985, Flanigan's Enterprises, Inc., not including any of its subsidiaries, filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. The primary purposes of the petition were to reject leases which were significantly above market rates and to reject leases on closed units which had been repossessed by or returned to the Company. During the bankruptcy proceedings, the Company terminated or rejected 34 leases and renegotiated many of its remaining leases. As a result of the rejection of leases, the Company agreed to bankruptcy damages of $4,278,000 to the landlords of such rejected leases, payable pursuant to the Company's Plan. The Plan was approved by the Bankruptcy Court on May 5, 1987 and the Company was officially discharged from bankruptcy on December 28, 1987. See Item 3 and Item 7 of Part I of the Company's Annual Report on Form 10-KSB for the year ended September 28, 1996 for further discussion of the Company's bankruptcy proceedings. See Note 1 to the consolidated financial statements of the Annual Report on Form 10-KSB for the year ended September 28, 1996 for the current payment schedule of bankruptcy damages.

Other Legal Matters

         In addition to the above, see "Litigation" on page 15 of this report and see Item 3 and Item 7 to Part I of the Annual Report on Form 10-KSB for the fiscal year ended September 28, 1996 for a discussion of other legal proceedings resolved in prior years.

Results of Operation

REVENUES:

                                          December 30,         December 28,
                                              1995                 1996
                                       Amount     Percent   Amount    Percent
                                       ------     -------   ------    -------
Restaurant food sales ............     $2,291        45.9   $2,303       47.9
Restaurant bar sales .............        851        17.1      731       15.2
Non-Restaurant bar sales .........        120         2.4     --
Package goods sales ..............      1,731        34.6    1,773       36.9
                                       ------       -----   ------      -----
Total sales ......................      4,993       100.0    4,807      100.0

Franchise related revenues .......        152                  132
Owner's fee ......................         38                   37
Other operating income ...........         56                   33
                                       ------              -------
                                        5,239                5,009

         Restaurant food sales represented 45.9% of total sales in the first quarter of fiscal 1996 as compared to 47.9% in the first quarter of fiscal 1997. The weekly average of same store restaurant food sales was $171,593 in 1996 and $175,038 in 1997, an increase of two percent.

         The same store weekly average for restaurant bar sales was $62,536 for the first quarter of fiscal 1996 compared to $56,228 for the first quarter of fiscal year 1997, a decrease of ten percent. The Company's emphasis during the past few years has been toward increasing its restaurant food sales, which caters to a family oriented business. This accounts for the increased average of same store restaurant food sales, as well as for the decrease in weekly average of same store restaurant bar sales.

         Package goods sales have reversed the decline of prior years going from a weekly average of same store sales of $133,153 for the first quarter of fiscal 1996 to $136,404 for the first quarter of fiscal 1997. The improvement in package goods sales is attributed to three factors. The Company has improved its wine selections and made its pricing more competitive, while the decline in the liquor market appears to have reached a plateau.

         The gross profit margin for  restaurant  and lounge sales improved from
60.8%  to  62.7%  for  the  first   quarter  of  fiscal   years  1996  and  1997
respec-tively.

         The gross profit margin for package goods sales during the first quarter of fiscal year 1996 was 24.2% and was 23.5% for the first quarter of fiscal year 1997. The decrease in package goods gross profit percentage is the result of price increases that the Company was not in position to pass on to the customer because of intense competition.

         Overall gross profits were 48.7% in the first quarter of fiscal year 1996 compared to 48.2% for the first quarter of fiscal year 1997. The decrease is a result of the incerased ratio of package sales to total sales.

Operating Costs and Expenses

         Operating costs and expenses for the first quarter of fiscal year 1996 were $5,186,000 compared to $4,958,000 for the same quarter in fiscal year 1997. Operating expenses are comprised of the cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses.

         Payroll and related costs, which include workers compensation insurance premiums, were $1,429,000 and $1,375,000 for the first quarter of fiscal years 1996 and 1997 respectively. The decrease of $54,000 resulted from the closing of the two stores and two lounges as discussed on pages 16 and 17, Notes 1, 4 and 6.

         Occupancy costs, which include rent, common area maintenance, repairs and taxes were $258,000 and $227,000 for the first quarter of fiscal years 1996 and 1997 respectively, with the decrease accounted for by the closing of two stores as discussed above and also the reduction of rent by the landlord on the unit returned to the Company as discussed on page 17, Note (3).

         Selling, general and administrative expenses were $942,000 for the first quarter of fiscal year 1996 and $870,000 for the first quarter of fiscal year 1997. As discussed previously, the Company has reduced the number of units it operates this fiscal year compared to the first quarter of fiscal 1996.

Other Income and Expense

         Management fees from the Pennsylvania limited partnership were $33,000 for the first quarter of fiscal year 1996. The club was sold in the fourth quarter of fiscal year 1996.

         The Company received $150,000 for its right to manage a franchise location. Refer to the discussion of this transaction on pages 11 and 12 for further information.

         Other net was $64,000 for the first quarter of fiscal year 1996 which reflects a prior period adjustment of $20,000 and $9,500 of income from a settlement. Other net for the first quarter of fiscal year 1997 is $27,000.

Trends

         During the next twelve months management expects to maintain its level of sales and anticipates that expenses will remain constant.

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

FLANIGAN'S ENTERPRISES, INC.


                                                     /s/Joseph G. Flanigan
                                                     ---------------------
                                                     JOSEPH G. FLANIGAN
                                                     Chief Executive Officer

Date    2/11/1997


                                                     /s/Mary C. Reymann
                                                     ------------------
                                                     Mary C. Reymann
                                                     Chief Financial Officer

Date    2/11/1997