Form 10QSB
period 1997-03-29
FLANIGANS ENTERPRISES INC
filed 1997-05-13
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended        March 29, 1997
                    ----------------------------

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

                                 March 29, 1997



PART I.           FINANCIAL INFORMATION


         1.       UNAUDITED CONDENSED FINANCIAL STATEMENTS

                  Consolidated Summary of Earnings -- For the Thirteen Weeks and the Twenty-Six Weeks ended March 30, 1996 and March 29, 1997

                  Consolidated Balance Sheets -- as of September 28, 1996 and March 29, 1997

                  Consolidated Statements of Cash Flows for the Twenty-Six Weeks ended March 30, 1996 and March 29, 1997

                  Notes to Consolidated Financial Statements


         2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


PART II.          OTHER INFORMATION AND SIGNATURES:



                  6.       Exhibits and Reports on Form 8-K
                           (a)      Exhibits
                           (b)      Reports on Form 8-K

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 28, 1996 AND MARCH 29, 1997

                                     ASSETS

                                                                                                      SEPTEMBER 28,        MARCH 29,
                                                                                                          1996               1997
                                                                                                       ----------         ----------
CURRENT ASSETS:
         Cash and equivalents ................................................................         $  797,000         $1,207,000
         Receivables, including current portion
           of notes, and mortgages, less allowance for uncollectible amounts and deferred  gains,  including  related party  receivables of $3,000 and
           $17,000 (before allowances and deferred gains) in 1996 and 1997
           respectively ......................................................................            486,000            326,000
         Inventories, at lower of cost (first-
           in, first out) or market ..........................................................            911,000          1,209,000
         Prepaid expenses ....................................................................            328,000            511,000
                                                                                                       ----------         ----------
         Total current assets ................................................................          2,522,000          3,253,000
                                                                                                       ----------         ----------
PROPERTY AND EQUIPMENT, net ..................................................................          2,634,000          2,755,000
                                                                                                       ----------         ----------
LEASED PROPERTY UNDER CAPITAL LEASES,
         less accumulated amortization of
         $678,000 and $695,000 in 1996
         and 1997 respectively ...............................................................            195,000            178,000
                                                                                                       ----------         ----------
OTHER ASSETS:
         Liquor licenses, less accumulated
           amortization of $99,000 and $87,000
           in 1996 and 1997 respectively .....................................................            349,000            326,000
         Notes and mortgages receivable, less
           allowance for uncollectible amounts and deferred gains, and including related party  receivables of $0 and $79,000  (before  allowances and deferred gains)
           in 1996 and 1997  respectively ....................................................             76,000            123,000
         Investment in joint venture .........................................................            120,000            120,000
         Other ...............................................................................            413,000            207,000
                                                                                                       ----------         ----------
         Total other assets ..................................................................            958,000            776,000
                                                                                                       ----------         ----------
                                                                                                       $6,309,000         $6,962,000
                                                                                                       ==========         ==========

                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      SEPTIMBER 28, 1996 AND MARCH 29, 1997

               LIABILITIES AND STOCKHOLDER'S INVESTMENT (DEFICIT)

                                   (continued)

                                                                                                      SEPTEMBER 28,        MARCH 29,
                                                                                                          1996               1997
                                                                                                       ----------         ----------
CURRENT LIABILITIES:
     Accounts payable ........................................................................         $  582,000         $1,151,000
         Accrued and other current liabilities ...............................................            820,000            726,000
         Current portion of long-term debt ...................................................             16,000             13,000
         Current obligations under capital
           leases ............................................................................             61,000             61,000
         Current portion of damages payable on
           terminated or rejected leases
           and other bankruptcy liabilities ..................................................            249,000            254,000
         Due to Pennsylvania
           limited partnership ...............................................................            430,000             95,000
                                                                                                       ----------         ----------
         Total current liabilities ...........................................................          2,158,000          2,300,000
                                                                                                       ----------         ----------
LONG TERM DEBT, net of current
           portion ...........................................................................              5,000               --
                                                                                                       ----------         ----------
OBLIGATIONS UNDER CAPITAL LEASES,
           net of current portion ............................................................            387,000            357,000
                                                                                                       ----------         ----------
DAMAGES PAYABLE ON TERMINATED OR
         REJECTED LEASES, net of
         current portion .....................................................................          1,212,000          1,084,000
                                                                                                       ----------         ----------

                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 28, 1996 AND MARCH 29, 1997

               LIABILITIES AND STOCKHOLDER'S INVESTMENT (DEFICIT)


                                   (continued)


                                                                                                      SEPTEMBER 28,        MARCH 29,
                                                                                                          1996               1997
                                                                                                       ----------         ----------
STOCKHOLDERS' INVESTMENT (DEFICIT)
         Common stock, par value $.10
           authorized 5,000,000 shares,
           issued 2,099,000 shares ...........................................................         $  210,000        $  210,000
         Capital in excess of par value ......................................................          6,395,000         6,395,000
         Retained earnings ...................................................................            753,000         1,427,000
         Less - Treasury stock, at cost,
           1,192,000 shares in 1996 and 1997,
           respectively ......................................................................         (4,811,000)       (4,811,000)
                                                                                                       ----------        ----------
         Total stockholders' investment ......................................................          2,547,000         3,221,000
                                                                                                       ----------        ----------
                                                                                                       $6,309,000        $6,962,000
                                                                                                       ==========        ==========




           The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE TWENTY-SIX WEEKS ENDED

                        MARCH 30, 1996 AND MARCH 29, 1997
                                 (In Thousands)


                                                             MARCH 30,   MARCH 29,
                                                               1996        1997
                                                             ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income ......................................     $ 549      $ 674
         Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities:
                  Depreciation and amortization
                    of property, equipment and
                    capital leases .......................       290        136
                  Amortization of liquor licenses ........         4          3
         Recognition of deferred gains
                    and other deferred income ............      (101)        (2)
                  Provision for uncollectible notes
                    and mortgages receivable .............       105         50

         Changes in assets and liabilities:

                  Decrease in receivables ................        20        160
                  Increase in inventories ................      (148)      (298)
                  Increase in prepaid expenses ...........      (209)      (183)
                  (Increase) decrease in other assets ....      (111)       206
                  Increase in accounts payable ...........       301        452
                  (Decrease) increase in
                    accrued liabilities ..................        (5)        23
                                                               -----      -----
                  Net cash provided by (used in)
                    operating activities .................       695      1,221
                                                               -----      -----

                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE TWENTY-SIX WEEKS ENDED

                        MARCH 30, 1996 AND MARCH 29, 1997
                                 (In Thousands)


                                                        MARCH 30,       MARCH 29,
                                                           1996           1997
                                                        ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Net proceeds from sale of license .......       $  --          $    20
         Collections on notes and
           mortgages receivable ..................           246              5
         Additions to notes and
           mortgages receivable ..................          (183)          (100)
         Disposal of property and equipment ......            19            125
         Additions to property and equipment .....          (122)          (365)
         Change in due to Pennsylvania
           limited partnership ...................            15           (335)
         Acquisition of liquor license ...........           (30)          --
                                                         -------        -------
         Net cash used in
           investing activities ..................           (55)          (650)
                                                         -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments of long-term debt ..............           (45)            (8)
         Payments of obligations under
           capital leases ........................           (28)           (30)
         Payment of damages payable ..............           (60)          (123)
         Purchase of treasury stock ..............          (138)          --
         Sale of treasury stock ..................            81           --
                                                         -------        -------
         Net cash provided by (used in)
           financing activities ..................          (190)          (161)
                                                         -------        -------
NET INCREASE IN CASH AND EQUIVALENTS .............           450            410

CASH AND EQUIVALENTS, BEGINNING OF YEAR ..........           686            797
                                                         -------        -------

CASH AND EQUIVALENTS, END OF QUARTER .............       $ 1,136        $ 1,207
                                                         =======        =======

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 29, 1997

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

         During fiscal year 1996, the Company's franchise agreement with a member of Mr. Flanigan's family expired and was not renewed nor was a new franchise agreement executed with said franchisee. During the first quarter of fiscal year 1997, the Company filed suit against the franchisee for servicemark infringement, seeking injunctive relief and monetary damages.
The suit is in the discovery stage.

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

         In order to induce the franchisee to continue operating its franchise through the end of fiscal year 1996, the Company agreed to reduce the weekly sublease rent and suspend all weekly payments on account of its purchase money chattel mortgage. In the interim, the Company determined that the cost necessary to convert this unit to a "Flanigan's Seafood Bar and Grill" restaurant exceeded the funds available to the Company and on September 30, 1996, [during the first quarter of fiscal year 1997], the franchise was sold to a related party, in lieu of its return to the Company. The initial shareholder interest of all officers and directors, which was comprised of the Chairman and a member of his family, represented one hundred percent of the initial invested capital. It was also agreed that the Company would manage the franchise for the related third party, pursuant to a management agreement. Subsequent to the closing of the sale of the franchise, the Company accepted the offer of another related franchisee, who is also a member of the Board of Directors of the Company, to pay the sum of $150,000.00 for the right to buy this franchise from the related third party, renovate the same and act as manager. As part of this transaction, the Company continued the reduced sublease rent, the waiver of franchise royalties and the suspension of mortgage payments until March 31, 1997. As of April 1, 1997, the Company began receiving the same monthly payment as previously paid by the former franchisee during fiscal year 1996. Subsequent to the end of the second quarter of fiscal year 1997 this related third party formed a limited partnership to own this franchise and through which it raised the necessary funds to renovate the restaurant. The Company is an investor in the franchise as are other related parties, including but not limited to officers and directors of the Company and their families.

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

         During the second quarter of fiscal year 1997, the Company entered into a contract for the purchase of a restaurant for a purchase price of $750,000, with the seller holding a purchase money mortgage in the amount of $500,000. The Company plans to form a limited partnership, of which it will act as general partner, for the purpose of raising the funds necessary to purchase and renovate the restaurant for its operation under the "Flanigan's Seafood Bar and Grill" servicemark. The limited partnership will only have the right to use the "Flanigan's Seafood Bar and Grill" servicemark while it pays a servicemark fee equal to 3% of gross sales and the Company acts as general partner and operates the restaurant. The Company also plans to invest in this restaurant as a limited partner. The closing of this transaction will not take place until the fourth quarter of fiscal year 1997, provided the contingencies are satisfied, including, but not limited to zoning approval from the local municipality. Subsequent to the end of the second quarter of fiscal year 1997, the Company received a recommendation for approval of its zoning request from the Planning and Zoning Board of the local municipality. No franchise agreement will be executed and the Company will not consider this unit one of its franchises.

         To accommodate the purchase and renovation of the restaurant discussed above and for other improvements, during the second quarter of fiscal year 1997, the Board of Directors authorized the Company to borrow up to $1,200,000 at an interest rate of 12% per annum and fully amortized over 8 years. Some of these funds will come from investors, in units of $10,000. Each unit will include a warrant for the investor to purchase up to 100 shares of the Company's common stock. Some of these funds may come from a bank loan to be amortized over three years.

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

         During fiscal year 1996, two claims were filed against the Company with the Equal Employment Opportunity Commission alleging sexual harassment and/or discrimination. In the first claim, a former employee initially alleged that the Company permitted sexual harassment to continue at one of its restaurants. After the former employee was transferred to another restaurant, she resigned, and thereafter amended her complaint to allege that she was forced to resign due to retaliatory conduct on the part of the Company. During the first quarter of fiscal year 1997, the Equal Employment Opportunity Commission closed its files on both claims without making a determination on either claim. The claimant had a period of ninety days from the date the Equal Employment Opportunity Commission closed its files to file suit against the Company but failed to do so and the claims are now forever barred.

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

         Employment Agreement

         On June 3, 1987, the Company entered into an employment agreement with the Chairman of the Board, which was ratified by the stockholders at the Company's 1988 Annual Meeting. The agreement provides, among other things, for annual compensation of $150,000 through December 31, 1997, renewable annually, as well as a bonus based on the Company's cash flow, as defined. For the fiscal years ended 1995 and 1996 no bonus was earned under the agreement. At the Company's annual meeting held on February 28, 1997, the stockholders approved a modification to Section 5(b) of the Employment Agreement to provide that during the period of Mr. Flanigan's employment, the Company shall pay Mr. Flanigan in addition to the base salary set forth in subparagraph 5(a) an amount equal to fifteen (15%) percent of the annual income of the Company before income taxes, in excess of $650,000, excluding extraordinary items. The agreement further provides that in the event of termination, the Chairman of the Board would be entitled to a maximum payment of $450,000.

         The agreement also provided for the issuance of stock options to purchase up to 93,092 shares of the Company's stock. On December 12, 1989, the Chairman's option exercise prices were reduced from a range of $4.00 to $4.125 to $.875, 110% of the then fair market value of the Company's common stock. In fiscal year 1996 these options were exercised.

         During fiscal 1992, options to purchase up to 46,540 shares were granted to the Chairman at an exercise price of $2.25 per share which would have expired February 27, 1997. Exercise prices at the dates of grant equaled the fair market value of the Company's common stock, therefore no related compensation was recorded. By written resolution, dated January 12, 1994, the Board of Directors approved an amendment to the stock option, increasing the option exercise price to $6.50 per share, which reflects in excess of 110% of the then fair market value of the Company's common stock. The expiration date of the stock option was also extended through February 27, 2002. This action was approved by the stockholders at the Company's 1994 Annual Meeting.

         Also at the Company's annual meeting held on February 28, 1997, the stockholders approved a modification to Section 5(c) of the employment Agreement that granted Mr. Flanigan the option to acquire 4.99% of the amount of common stock of the Company outstanding as of the date of exercise, but not less than 45,250 shares at the option price of $4.95 per share. The expiration date of the stock option is December 31, 2001.

         The Company currently provides no post retirement benefits to any of its employees.

         Key Employee Incentive Stock Option Plan

         In December 1993, the Board of Directors approved a Key Employee Incentive Stock Option Plan, which reserved and authorized the issuance of 100,000 shares of the Company's common stock to eligible employees.

         During fiscal 1994, 52,000 stock options were granted at an exercise price of $3.50 per share which expire April 19, 1999. During fiscal year 1996, an additional 30,000 stock options were granted at an exercise price of $3.25 per share which expire December 21, 2000, and an additional 18,000 stock options were granted at an exercise price of $4.38 per share which expire March 14, 2001. Exercise prices at the date of grant equaled or exceeded the fair market value of the Company's common stock; therefore, no related compensation expense was recorded. No options have been exercised through the second quarter of fiscal year 1997.

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

                                                                      FISCAL YEAR
                                                    Mar. 30,                          Mar. 29,             NOTE
TYPES OF UNITS                                       1996              1996             1997              NUMBER
-----------------------------------------------------------------------------------------------------------------------------
Combination package and restaurant .        .        4                 4        .       4
Restaurant only   .        .        .       .        6                 5        .       5                 (1)(2)
Package store only         .        .       .        4                 4        .       4                 (3)(4)(5)
Lounge only       .        .        .       .        0                 0        .       0                 (6)
Combination package and lounge      .       .        0                 0        .       0                 (4)
Clubs    .        .        .        .       .        2                 1        .       1                 (7)
-----------------------------------------------------------------------------------------------------------------------------
TOTAL - Company operated units.     .       .       16                14               14

FRANCHISED - units         .         .      .       8                  7                7                 (3)(8)

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

         (7) Through September 20, 1996, the Company operated its remaining Pennsylvania club, (Store #850, King of Prussia, Pennsylvania), which was financed through a limited partnership in which a wholly owned subsidiary of the Company acted as general partner. The lease for this unit had only thirteen months remaining, with no more renewal options and revenues were down as a result of competition from some expensive new clubs constructed on the waterfront. An opportunity arose to sell the lease, leasehold improvements and liquor license to Dick Clark Restaurants, Inc. With the approval of the Limited Partners, the sale of the unit was consummated on September 20, 1996 for a purchase price of $500,000. The Company had one club (in Atlanta, Georgia) remaining at the end of the second quarter of fiscal year 1997.

         (8) During fiscal year 1996 one franchise expired and the Company declined to offer the franchisee the option of executing its new franchise agreement.

Liquidity and Capital Resources

         Cash Flows

         The following table is a summary of the Company's cash flows for the second quarter of fiscal years 1996 and 1997.

                                                          Six months ended
                                                       Mar. 30,         Mar. 29,
                                                         1996             1997
                                                       -------          -------
                                                            (in thousands)
Net cash provided by
  operating activities .......................         $   695          $ 1,221
Net cash (used in) provided by
 investing activities ........................             (55)            (650)
Net cash used in
 financing activities ........................            (190)            (161)
                                                       -------          -------
Net increase in cash
  and cash equivalents .......................             450              410
Cash and cash equivalents:
  Beginning of year ..........................             686              797
                                                       -------          -------
  End of year ................................         $ 1,136          $ 1,207
                                                       =======          =======

         Adjustments to net income to reconcile to cash flows from operating activities in the second quarter of fiscal year 1996 include the provision for $75,000 of allowances for uncollectible notes and mortgages receivable, $90,000 in accruals for potential uninsured claims and the recognition of $68,000 in deferred gain.

         Adjustments to net income to reconcile to cash flows from operating activities in the second quarter of fiscal year 1997 include a provision for uncollectible notes and mortgages of $50,000.

         Improvements

         The Company had additions to fixed assets of $365,000 during the quarter ended March 29, 1997 compared to $122,000 for the same quarter last year and $613,000 for the year ended September 28, 1996. The additions were to continue upgrading existing units serving food, improvements to package stores, upgrading the corporate computer system and other improvements. Except as otherwise noted all of the funds for additions came from operations.

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

         During the second quarter of fiscal year 1997, the Company entered into a contract for the purchase of the real property adjacent to its restaurant located at 4 N. Federal Highway, Hallandale. The Company plans to use this real property as additional parking for customers of its restaurant. The purchase price is $620,000, with the seller holding a purchase money mortgage in the amount of $485,000. Subsequent to the end of the second quarter of fiscal year 1997, the Company closed on its purchase of the real property adjacent to its restaurant located at 4 North Federal Highway, Hallandale and is proceeding with its application for building permits to convert the same to additional parking for its customers.


         Working Capital

         The table below summarizes the current assets, current liabilities and working capital for the six months ended March 30, 1996 and March 29, 1997 and for the fiscal year ended September 28, 1996.

                                               March        March       September
             Item                            30, 1996      29, 1997      28, 1996
             ----                            --------      --------      --------
                                                       (in thousands)
Current assets .......................        $2,905        $3,253        $2,522
Current liabilities ..................         2,418         2,300         2,158
Working capital (deficit) ............           487           953           364

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

Bankruptcy Proceedings

         As noted above and in Note 1 to the consolidated financial statements, on November 4, 1985, Flanigan's, not including any of its subsidiaries, filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. The primary purposes of the petition were to reject leases which were significantly above market rates and to reject leases on closed units which had been repossessed by or returned to the Company. During the bankruptcy proceedings, the Company terminated or rejected 34 leases and renegotiated many of its remaining leases. As a result of the rejection of leases, the Company agreed to bankruptcy damages of $4,278,000 to the landlords of such rejected leases, payable pursuant to the Company's Plan. The Plan was approved by the Bankruptcy Court on May 5, 1987 and the Company was officially discharged from bankruptcy on December 28, 1987. See Item 3 and Item 7 of Part I of the Company's Annual Report on Form 10-KSB for the year ended September 28, 1996 for further discussion of the Company's bankruptcy proceedings. See Note 1 to the consolidated financial statements of the Annual Report on Form 10-KSB for the year ended September 28, 1996 for the current payment schedule of bankruptcy damages.

Other Legal Matters

         In addition to the above, see "Litigation" on page 18 of this Report and see Item 3 and Item 7 to Part I of the Annual Report on Form 10-KSB for the fiscal year ended September 28, 1996 for a discussion of other legal proceedings resolved in prior years.

Results of Operation

REVENUES:

                                          Thirteen Weeks Ended                              Twenty-Six Weeks Ended
Sales                            March 30, 1996            March 29, 1997             March 30, 1996         March 29, 1997
-----                            ----------------------------------------           ----------------------------------------
Restaurant, food                 $2,645   49.4%            $2,640   49.6%            $ 4,936   47.7%          $4,943   48.8%
Restaurant, bar                     896   16.8%               781   14.7%              1,747   16.9%           1,512   14.9%
Non-Restaurant, bar                 114    2.1%                                          234    2.3%
Package goods                     1,701   31.7%             1,900   35.7%              3,432   33.1%           3,674   36.3%
                                 ------  -----             ------  -----             -------  -----           ------  -----
Total                             5,356  100. %             5,321  100. %             10,349  100. %          10,129  100. %

Franchise revenues                  167                       136                        319                     268
Owner's fee                          37                        38                         75                      75
Other operating income               34                        50                         90                      83
                                 -----                     -----                      -----                    ------
Total revenues                   $5,594                    $5,545                    $10,833                 $10,555

         Restaurant food sales represented 49.4% and 47.7% of total sales in the thirteen and twenty-six weeks ended March 30, 1996 as compared to 49.6% and 48.8% in the comparable periods of fiscal 1997. The weekly average of same store restaurant food sales was $179,406 and $183,469 for the twenty-six week period of fiscal years 1996 and 1997 respectively, an increase of 2.2 percent.

         The same store weekly average for restaurant bar sales was $64,207 for the twenty-six week period of fiscal 1996 compared to $58,158 for the same period of the current fiscal year, a decrease of 9.4%. The decrease in restaurant bar sales is further evidence of the Company's emphasis on operating family oriented restaurants.

         Package goods sales have reversed the decline of prior years going from a weekly average of same store sales of $132,005 for the twenty-six weeks of fiscal 1996 to $134,070 for the twenty-six weeks of fiscal 1997, an increase of 1.5%. The improvement in package goods sales indicates that the decline in the liquor market has stabilized.

         Franchise related revenues show a 16.1% decrease for the twenty-six week period of fiscal 1997 as compared to the same period of fiscal 1996. This decrease reflects the reduction in rent overrides and franchise fees that the Company no longer receives under the new franchise agreement and the expiration of one franchise immediately prior to the end of fiscal year 1996. Royalty fees have improved by 30.1% over fiscal year 1996 and it is expected that the decline in franchise revenue will even out during the next six months.

         The gross profit margin for restaurant sales improved from 61.3% to 63.7% for the first six months of fiscal years 1996 and 1997 respectively.
This improvement is a result of revised menu prices.

         The gross profit margin for package goods sales during the twenty-six weeks ended March 30, 1996 was 26.6% and increased to 28.2% for the twenty-six weeks ended March 29, 1997. The increase in gross profit percentage is a result of increased wine sales, which have a higher gross profit margin, and of improved buying strategy.

         Overall gross profits were level at 50.7% for the six months ended March 30, 1996 and 50.8% for the same period in fiscal 1997.


Operating Costs and Expenses

         Operating costs and expenses for the twenty-six weeks ended March 30, 1996 were $10,477,000 compared to $10,038,000 for the same period in the current fiscal year, a decrease of 4.2%. Operating expenses are comprised of the cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses.

         Payroll and related costs, which include workers compensation insurance premiums, were $2,895,000 and $2,860,000 for the first six months of fiscal years 1996 and 1997 respectively.

         Occupancy costs, which include rent, common area maintenance, repairs and taxes were $493,000 and $447,000 for the first six months of fiscal years 1996 and 1997 respectively, a decrease of 9.3%. The decrease of $46,000 is accounted for by the landlord making an adjustment to the rent on the franchised unit that was returned to the Company and the rent on the unit on which the lease was not renewed. (See Notes 3 and 6 on page 17.)

         Selling, general and administrative expenses were $1,989,000 for the twenty-six weeks ended March 30, 1996 and $1,752,000 for the twenty-six weeks ended March 29, 1997, a decrease of 11.9% overall. Management instituted cost cutting measures which account for this decrease.

Other Income and Expense

         The decline of $35,000 in other income for the twenty-six weeks of fiscal 1996 and 1997 respectively, is attributed primarily to the loss of income from the Pennsylvania limited partnership.

         Other net was $68,000 for the twenty-six weeks of fiscal 1996 and $85,000 for the twenty-six weeks of fiscal year 1997. The 1997 amounts include $72,000 of income from the investment in a limited partnership. (See Note 2, page 17.)

Trends

         During the next twelve months management expects to maintain its restaurant food and beverage and package sales and anticipates that expenses will remain under control, thereby increasing overall profits.

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



FLANIGAN'S ENTERPRISES, INC.


/s/JOSEPH G. FLANIGAN                                   Date    5/13/1997
----------------------                                          ---------
JOSEPH G. FLANIGAN, Chief Executive Officer




/s/MARY C. REYMANN                                      Date    5/13/1997
----------------------                                          ---------
MARY C. REYMANN, Chief Financial Officer