Form 10QSB
period 1997-06-28
FLANIGANS ENTERPRISES INC
filed 1997-08-12
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 28, 1997
                          ----------------------------

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

Indicate the number of shares outstanding of each of the issuers classes of
Common Stock as of the latest practicable date   907,000.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                  June 28, 1997



PART I.           FINANCIAL INFORMATION


         1.      UNAUDITED CONDENSED FINANCIAL STATEMENTS

                  Consolidated Summary of Earnings -- For the Thirteen Weeks and the Thirty-Nine weeks ended June 29, 1996 and June 28, 1997

                  Consolidated Balance Sheets -- as of September 28, 1996 and June 28, 1997

                  Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended June 29, 1996 and June 28, 1997

                  Notes to Consolidated Financial Statements


         2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.          OTHER INFORMATION AND SIGNATURES:



                  6.       Exhibits and Reports on Form 8-K
                           (a)      Exhibits
                           (b)      Reports on Form 8-K

                                     FLANIGAN'S ENTERPRISES, INC., AND SUBSIDIARIES
                                       UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                                                     (In Thousands)

                                                                     THIRTEEN WEEKS ENDED      THIRTY-NINE WEEKS ENDED
                                                                    -----------------------    -----------------------
                                                                     June 29,      June 28,     June 29,      June 28,
                                                                       1996          1997         1996          1997
                                                                    --------      --------      --------      --------
REVENUES:
         Restaurant food sales ................................     $  2,398      $  2,438      $  7,334      $  7,381
         Restaurant bar sales .................................          767           708         2,514         2,220
         Non-restaurant bar sales .............................            0          --             234          --
         Package goods sales ..................................        1,391         1,580         4,823         5,254
         Franchise related revenues ...........................          153           173           472           441
         Owners fee ...........................................           37            37           112           112
         Other operating income ...............................           37            20           127           103
                                                                    --------      --------      --------      --------
                                                                       4,783         4,956        15,616        15,511
                                                                    --------      --------      --------      --------
COSTS AND EXPENSES:
         Cost of merchandise sold restaurant and lounges.......        1,200         1,146         3,782         3,488
         Cost of merchandise sold package goods ...............        1,045         1,189         3,563         3,826
         Payroll and related costs ............................        1,357         1,372         4,252         4,232
         Occupancy costs ......................................          236           242           729           689
         Selling, general and administrative expenses .........          956           791         2,924         2,543
                                                                    --------      --------      --------      --------
                                                                       4,794         4,740        15,250        14,778
                                                                    --------      --------      --------      --------
            Income (loss) from operations .....................          (11)          216           366           733
                                                                    --------      --------      --------      --------
OTHER INCOME (EXPENSE):
         Interest expense on obligations under capital leases .          (15)          (14)          (46)          (42)
         Interest expense on long-term debt and damages payable          (14)          (21)          (47)          (54)
         Gain on sale of management rights ....................         --            --            --             150
         Gain on partnership investment .......................         --              55            55           126
         Interest income ......................................            6            14            25            27
         Management fees from Pennsylvania limited partnership            28          --              96           (31)
         Recognition of deferred gains ........................           11             2           113             4
         Other net ............................................           86             1            78            15
                                                                    --------      --------      --------      --------
                                                                         102            37           274           195
                                                                    --------      --------      --------      --------
         Income before income taxes ...........................           91           253           640           928


                                                    (continued)

                                     FLANIGAN'S ENTERPRISES, INC., AND SUBSIDIARIES
                                       UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                                                     (In Thousands)

                                         THIRTEEN WEEKS ENDED   THIRTY-NINE WEEKS ENDED
                                        ---------------------   -----------------------
                                        June 29,    June 28,      June 29,    June 28,
                                          1996        1997          1996       1997
                                        -------     -------       -------     ------

         PROVISION FOR INCOME TAXES     $  --       $  --         $  --       $  --
                                        -------     -------       -------     ------
         Net income ...............     $    91     $   253       $   640     $  928
                                        =======     =======       =======     ======

NET INCOME PER COMMON SHARE:

         Primary ..................     $   .09     $   .28       $   .65     $ 1.01
                                        =======     =======       =======     ======

         Fully Diluted ............     $   .09     $   .28       $   .65     $ 1.01
                                        =======     =======       =======     ======

WEIGHTED AVERAGE
         SHARES OUTSTANDING:

         Primary ..................         985         917           985        923
                                        =======     =======       =======     ======

         Fully Diluted ............         989         917           989        923
                                        =======     =======       =======     ======



Certain fiscal 1996 items have been reclassified to conform to the fiscal 1997 presentation. See accompanying notes to consolidated financial statements

                                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS

                                      SEPTEMBER 28, 1996 AND JUNE 28, 1997

                                                     ASSETS

                                                                                    SEPTEMBER 28,     JUNE 28,
                                                                                        1996           1997
                                                                                     ----------     ----------
CURRENT ASSETS:
         Cash and equivalents ..................................................     $  797,000     $1,452,000
         Receivables, including current portion
           of notes, and mortgages, less allowance for uncollectible amounts and deferred  gains,  including  related party  receivables of $3,000 and
           $22,000 (before allowances and deferred gains) in 1996 and 1997
           respectively ........................................................        486,000         60,000
         Inventories, at lower of cost (first-
           in, first out) or market ............................................        911,000      1,240,000
         Prepaid expenses ......................................................        328,000        403,000
                                                                                     ----------     ----------
         Total current assets ..................................................      2,522,000      3,155,000
                                                                                     ----------     ----------
PROPERTY AND EQUIPMENT, net ....................................................      2,634,000      3,361,000
                                                                                     ----------     ----------
LEASED PROPERTY UNDER CAPITAL LEASES,
         less accumulated amortization of
         $678,000 and $703,000 in 1996
         and 1997 respectively .................................................        195,000        170,000
                                                                                     ----------     ----------
OTHER ASSETS:
         Liquor licenses, less accumulated
           amortization of $99,000 and $88,000
           in 1996 and 1997 respectively .......................................        349,000        324,000
         Notes and mortgages receivable, less
           allowance for uncollectible amounts and deferred gains, and including related party  receivables of $0 and $203,000 (before  allowances and deferred gains)
           in 1996 and 1997  respectively ......................................         76,000        192,000
         Investment in joint ventures ..........................................        120,000        220,000
         Other .................................................................        413,000        288,000
                                                                                     ----------     ----------
         Total other assets ....................................................        958,000      1,024,000
                                                                                     ----------     ----------
                                                                                     $6,309,000     $7,710,000
                                                                                     ==========     ==========

                                                  (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 28, 1996 AND JUNE 28, 1997

               LIABILITIES AND STOCKHOLDER'S INVESTMENT (DEFICIT)

                                   (continued)

                                                      SEPTEMBER 28,     JUNE 28,
                                                           1996           1997
                                                       ----------     ----------

CURRENT LIABILITIES:
     Accounts payable ............................     $  582,000     $  980,000
         Accrued and other current liabilities ...        820,000        701,000
         Current portion of long-term debt .......         16,000        265,000
         Current obligations under capital
           leases ................................         61,000         61,000
         Current portion of damages payable on
           terminated or rejected leases
           and other bankruptcy liabilities ......        249,000        189,000
         Due to Pennsylvania
           limited partnership ...................        430,000         92,000
                                                       ----------     ----------
         Total current liabilities ...............      2,158,000      2,288,000
                                                       ----------     ----------
LONG TERM DEBT, net of current
           portion ...............................          5,000        457,000
                                                       ----------     ----------
OBLIGATIONS UNDER CAPITAL LEASES,
           net of current portion ................        387,000        341,000
                                                       ----------     ----------
DAMAGES PAYABLE ON TERMINATED OR
         REJECTED LEASES, net of
         current portion .........................      1,212,000      1,149,000
                                                       ----------     ----------




                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 28, 1996 AND JUNE 28, 1997

               LIABILITIES AND STOCKHOLDER'S INVESTMENT (DEFICIT)


                                   (continued)



                                                   SEPTEMBER 28,        JUNE 28,
                                                       1996              1997
                                                   -----------      -----------
STOCKHOLDERS' INVESTMENT (DEFICIT)
         Common stock, par value $.10
           authorized 5,000,000 shares,
           issued 2,099,000 shares ...........     $   210,000      $   210,000
         Capital in excess of par value ......       6,395,000        6,395,000
         Retained earnings ...................         753,000        1,681,000
         Less - Treasury stock, at cost,
           1,192,000 shares in 1996 and 1997,
           respectively ......................      (4,811,000)      (4,811,000)
                                                   -----------      -----------
         Total stockholders' investment ......       2,547,000        3,475,000
                                                   -----------      -----------
                                                   $ 6,309,000      $ 7,710,000




           The accompanying notes to consolidated financial statements are an integral part of these balance sheets


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE THIRTY-NINE WEEKS ENDED
                         JUNE 29, 1996 AND JUNE 28, 1997
                                 (In Thousands)


                                                           JUNE 29,     JUNE 28,
                                                             1996         1997
                                                           -------      -------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income ..................................     $   640      $   928
         Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities:
                  Depreciation and amortization
                    of property, equipment and
                    capital leases ...................         457          458
                  Amortization of liquor licenses ....           5            5
                  Recognition of deferred gains
                    and other deferred income ........        (113)          (4)
                  Provision for uncollectible notes
                    and mortgages receivable .........         105           50


         Changes in assets and liabilities:

                  Decrease in receivables ............          55          426
                  Increase in inventories ............        (185)        (329)
                  Increase in prepaid expenses .......         (90)         (75)
                  (Increase) decrease in other assets         (199)         125
                  Increase in accounts payable .......         125          281
                  Decrease in accrued liabilities ....         (41)          (2)
                                                           -------      -------
                  Net cash provided by (used in)
                    operating activities .............         759        1,863
                                                           -------      -------




                                  (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE THIRTY-NINE WEEKS ENDED
                         JUNE 29, 1996 AND JUNE 28, 1997
                                 (In Thousands)


                                                         JUNE 29,       JUNE 28,
                                                           1996           1997
                                                         -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Sale of liquor license ..................          --               20
         Collections on notes and
           mortgages receivable ..................           282             37
         Additions to notes and
           mortgages receivable ..................          (196)          (199)
         Disposal of property and equipment ......            68            223
         Additions to property and equipment .....          (243)        (1,383)
         Change in due to Pennsylvania
           limited partnership ...................           (10)          (438)
         Aquisition of liquor licenses ...........           (50)          --
                                                         -------        -------
         Net cash used in
           investing activities ..................          (149)        (1,740)
                                                         -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Additions to long-term debt .............          --              715
         Payments of long-term debt ..............           (56)           (14)
         Payments of obligations under
           capital leases ........................           (42)           (46)
         Payments of damages payable .............          (179)          (123)
         Purchase of treasury stock ..............          (173)          --
         Sale of treasury stock ..................            81           --
                                                         -------        -------
         Net cash provided by (used in)
           financing activities ..................          (369)           532
                                                         -------        -------
NET INCREASE (DECREASE) IN CASH
         AND EQUIVALENTS .........................           241            655

CASH AND EQUIVALENTS, BEGINNING OF YEAR ..........           686            797
                                                         -------        -------

CASH AND EQUIVALENTS, END OF QUARTER .............       $   927        $ 1,452
                                                         =======        =======


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 28, 1997

(1)      PETITION IN BANKRUPTCY:

         On November 4, 1985, Flanigan's Enterprises, Inc. (Flanigan's), not including any of its subsidiaries, filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. In fiscal 1986, Flanigan's recorded damages of $4,278,000 for claims for losses as a result of rejected leases. Because the damage payments were to be made over nine years, the total amount due was discounted at a rate of 9.25%, Flanigan's then effective borrowing rate. During fiscal 1991 and 1992, Flanigan's renegotiated the payment of this obligation to extend through fiscal 2002 which effectively reduced the discount rate to 3.71%. Certain other bankruptcy-related liabilities including excise and property taxes, settlements and past rents, were fixed as to amount and repayment terms in Flanigan's Plan of Reorganization, as amended and modified (Plan) and have been paid in full. On May 5, 1987, the Plan was confirmed by the Bankruptcy Court and on December 28, 1987, Flanigan's was officially discharged from bankruptcy. All liabilities under the Plan have been properly accrued and classified in the accompanying consolidated financial statements.


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

         In order to induce the franchisee to continue operating its franchise through the end of fiscal year 1996, the Company agreed to reduce the weekly sublease rent and suspend all weekly payments on account of its purchase money chattel mortgage. In the interim, the Company determined that the cost necessary to convert this unit to a "Flanigan's Seafood Bar and Grill" restaurant exceeded the funds available to the Company and on September 30, 1996, [during the first quarter of fiscal year 1997], the franchise was sold to a related party, in lieu of its return to the Company. The initial shareholder interest of all officers and directors, which was comprised of the Chairman and a member of his family, represented one hundred percent of the initial invested capital. It was also agreed that the Company would manage the franchise for the related third party, pursuant to a management agreement. Subsequent to the closing of the sale of the franchise, the Company accepted the offer of another related franchisee, who is also a member of the Board of Directors of the Company, to pay the sum of $150,000 for the right to buy this franchise from the related third party, renovate the same and act as manager. As part of this transaction, the Company continued the reduced sublease rent, the waiver of franchise royalties and the suspension of mortgage payments until March 31, 1997. Since April 1, 1997, the Company has been receiving the same monthly payment as previously paid by the former franchisee during fiscal year 1996. During the third quarter of fiscal year 1997 this related third party formed a limited partnership to own this franchise and through which it raised the necessary funds to renovate the restaurant. The Company is an investor in the franchise as are other related parties, including but not limited to officers and directors of the Company and their families.

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

         During the second quarter of fiscal year 1997, the Company entered into a Contract for the purchase of Danny's Restaurant in Surfside, Florida for a purchase price of $750,000, with the seller holding a Purchase Money Chattel Mortgage in the amount of $500,000. The Company formed a limited partnership, of which it is the general partner, through which it raised the sum of $1,875,000, as the funds necessary to purchase and renovate the restaurant for its operation under the "Flanigan's Seafood Bar and Grill" servicemark. In addition to acting as general partner, the Company invested $750,000 in the purchase of limited partnership units, which represents forty (40%) percent of the limited partnership. Other related parties, including but not limited to officers and directors of the Company and their families, also invested in limited partnership units. The limited partnership has the right to use the "Flanigan's Seafood Bar and Grill" servicemark while it pays a servicemark fee equal to three (3%) percent of gross sales and the Company acts as general partner and operates the restaurant. Subsequent to the end of the third quarter of fiscal year 1997, the limited partnership closed on the purchase of the restaurant and has begun renovating the same. It is anticipated that the restaurant will reopen by January 1, 1998. No franchise agreement will be executed with the limited partnership and the Company does not consider this unit one of its franchises.

In order to insure that the Company has adequate cash reserves in view of its investment in the restaurant discussed above, and for other improvements, during the second quarter of fiscal year 1997, the Board of Directors authorized the Company to borrow up to $1,200,000 at an interest rate of twelve (12%) percent per annum and fully amortized over five (5) years. Subsequent to the end of the third quarter of fiscal year 1997, the Company borrowed $375,000 from private investors, in units of $5,000, which loan is fully secured. The Company is also arranging for a bank loan, in the amount of $500,000, with interest at prime rate. Equal quarterly principal payments will begin in March, 1998 and continue for three (3) years. Interest will be payable monthly on the outstanding principal balance. The bank loan will also be fully secured.

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

         During fiscal 1993 and 1994, the Company paid the 1991, 1992 and 1993 real property taxes, in the aggregate amount of $40,242, as guarantor of the sublease for a store sold in 1990. The payment of the 1991 and 1992 real property taxes were evidenced by two promissory notes, one for each year, which each provided that the entire principal balance and accrued interest, would be due in full on January 1, 2010, which is the date the sublease expires; a default under the sublease would be a default under the promissory note, entitling the Company to accelerate the entire principal balance and all accrued interest; and if the assignee met all obligations of the sublease through its expiration date, (January 1, 2010) then each promissory note would have been forgiven. The Company agreed to review financial records of the assignee each year to see if the profitability thereof warranted the Company paying the real property taxes to subsidize the same.

         During fiscal year 1995 the Company learned that the assignee was five months in arrears in the payment of rent to the sublessors ($35,527) and had failed to pay the annual ground rent which was due January 1, 1995 ($19,400), notwithstanding promises that all rental payments would be current by January 1, 1995.

         The Company demanded payment of all arrearages or the return of the store. While negotiating the return of the store, the assignee closed the package liquor store and removed all inventory. The Company filed suit for eviction and was granted immediate possession of the business premises including furniture, fixtures, equipment and liquor license, to reopen and preserve the business of the package liquor store. As a result of the default of the sublease, the two promissory notes given the Company for paying the 1991 and 1992 real property taxes for this store became immediately due in full. During fiscal year 1995, the Company paid the annual ground rent which was due January 1, 1995 and began making monthly payments to the sublessors commencing February 1, 1995. During fiscal year 1995, the Company also began paying an additional one half month's rent to the sublessors along with current monthly rent on account of the rental arrearages. The Company operated the package liquor store throughout the litigation. During the first quarter of fiscal year 1997, the Company entered into a Stipulation with the assignee, the principal of the assignee and an entity affiliated with the assignee, whereby an Agreed Summary Final Judgment was immediately entered in favor of the Company against the assignee, the principal of the assignee and an entity affiliated with the assignee, jointly and severally, for the full amount due the Company and the foreclosure of the Company's security interest in the assets of the assignee. The Company acquired ownership of the assets of the assignee at the foreclosure sale, including the liquor license, and continues to operate the package liquor store. The Company intends to vigorously pursue collection of its Agreed Summary Final Judgment.

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

         During fiscal year 1995, the Company paid the monthly rent due June 1, 1995 through September 30, 1995, as guarantor of the lease of another store sold in prior years. The assignee of the business vacated the business premises during the fiscal year and the landlord actively sought a new tenant but was unable to find a new tenant prior to September 30, 1995, the date the lease expired. During fiscal year 1996, the Company foreclosed its security interest in the assets of the assignee, which security interest was given to the Company to secure its guarantee of the lease for this location. Through its foreclosure action, the Company acquired ownership of the assets of the assignee, including the liquor license. The value of the liquor license more than offset the rent paid by the Company on account of this store and the cost of the litigation. The Company sold its rights to the liquor license during the third quarter of the current fiscal year.

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

         Also at the Company's annual meeting held on February 28, 1997, the stockholders approved a modification to Section 5(c) of the Employment Agreement which granted Mr. Flanigan the option to acquire 4.99% of the amount of common stock of the Company outstanding as of the date of exercise, but not less than 45,250 shares at the option price of $4.95 per share. The expiration date of the stock option is December 31, 2001.

         The Company currently provides no post retirement benefits to any of its employees.

         Key Employee Incentive Stock Option Plan

         In December 1993, the Board of Directors approved a Key Employee Incentive Stock Option Plan, which reserved and authorized the issuance of 100,000 shares of the Company's common stock to eligible employees.

         During fiscal 1994, 52,000 stock options were granted at an exercise price of $3.50 per share which expire April 19, 1999. During fiscal year 1996, an additional 30,000 stock options were granted at an exercise price of $3.25 per share which expire December 21, 2000, and an additional 18,000 stock options were granted at an exercise price of $4.38 per share which expire March 14, 2001. Exercise prices at the date of grant equaled or exceeded the fair market value of the Company's common stock; therefore, no related compensation expense was recorded. No options have been exercised through the third quarter of fiscal year 1997.

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

                                                       FISCAL YEAR
                                             June 29,   June 28,    June 28,         NOTE
TYPES OF UNITS                                 1996       1996        1997          NUMBER
--------------------------------------------------------------------------------------------
Combination package and restaurant ......       4           4           4
Restaurant only .........................       5           5           5          (1)(2)
Package store only ......................       4           4           4          (3)(4)(5)
Lounge only .............................       0           0           0          (6)
Combination package and lounge ..........       0           0           0          (4)
Clubs ...................................       2           1           1          (7)
                                               --          --          --
TOTAL - Company operated units ..........      15          14          14

FRANCHISED - units ......................       8           7           7          (3)(8)

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

         (7) Through September 20, 1996, the Company operated its remaining Pennsylvania club, (Store #850, King of Prussia, Pennsylvania), which was financed through a limited partnership in which a wholly owned subsidiary of the Company acted as general partner. The lease for this unit had only thirteen months remaining, with no more renewal options and revenues were down as a result of competition from some expensive new clubs constructed on the waterfront. An opportunity arose to sell the lease, leasehold improvements and liquor license to Dick Clark Restaurants, Inc. With the approval of the Limited Partners, the sale of the unit was consummated on September 20, 1996 for a purchase price of $500,000. The Company had one club (in Atlanta, Georgia) remaining at the end of the third quarter of fiscal year 1997.

         (8) During fiscal year 1996 one franchise expired and the Company declined to offer the franchisee the option of executing its new franchise agreement.


Liquidity and Capital Resources

         Cash Flows

         The following table is a summary of the Company's cash flows for the third quarter of fiscal years 1996 and 1997.

                                                           Nine months ended
                                                      --------------------------
                                                      June 29,          June 28,
                                                       1996               1997
                                                      -------           -------
                                                            (in thousands)
Net cash provided by
  operating activities .....................          $   759           $ 1,863
Net cash (used in) provided by
 investing activities ......................             (149)           (1,740)
Net cash used in, provided by
 financing activities ......................             (369)              532
                                                      -------           -------
Net increase in cash
  and cash equivalents .....................              241               655
Cash and cash equivalents:
  Beginning of year ........................              686               797
                                                      -------           -------
  End of year ..............................          $   927           $ 1,452
                                                      =======           =======

         Adjustments to net income to reconcile to cash flows from operating activities in the third quarter of fiscal year 1996 include the provision for $105,000 of allowances for uncollectible notes and mortgages receivable, and the recognition of $113,000 in deferred gain.

         Adjustments to net income to reconcile to cash flows from operating activities in the third quarter of fiscal year 1997 include a provision for uncollectible notes and mortgages of $50,000.

         Improvements

         The Company had additions to fixed assets of $1,383,000 during the nine months ended June 28, 1997 compared to $243,000 for the same period last year and $613,000 for the year ended September 28, 1996. The additions were to continue upgrading existing units serving food, improvements to package stores, upgrading the corporate computer system, the purchase of real property discussed below, and other improvements. Except as otherwise noted all of the funds for additions came from operations.

         All of the Company's units require periodic refurbishing in order to remain competitive. During fiscal year 1992, as cash flow improved, the Company embarked upon a refurbishing program which continued through fiscal year 1996. The budget for fiscal 1997 includes $650,000 for this program, which does not include the purchase of or improvements to the real property discussed below. The Company believes that improved operations will provide the cash to continue the refurbishing program.

         During the third quarter of fiscal year 1997, the Company closed on its purchase of the real property adjacent to its restaurant located at 4 N. Federal Highway, Hallandale. The Company plans to use this real property as additional parking for customers of its restaurant. The purchase price was $620,000, with the seller holding a purchase money mortgage in the amount of $485,000. As of the end of the third quarter of fiscal year 1997, the Company was converting the real property to additional parking for its customers.

         Working Capital

         The table below summarizes the current assets, current liabilities and working capital for the nine months ended June 29, 1996 and June 28, 1997 and for the fiscal year ended September 28, 1996.

                                          June 29,       June 28,      September 28,
  Item                                      1996          1997             1996
  ----                                      ----          ----             ----
                                                      (in thousands)
Current assets .................          $2,579          $3,155          $2,522
Current liabilities ............           2,121           2,288           2,158
Working capital ................             458             867             364

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

Other Legal Matters

         In addition to the above, see "Litigation" on page 16 of this Report and see Item 3 and Item 7 to Part I of the Annual Report on Form 10-KSB for the fiscal year ended September 28, 1996 for a discussion of other legal proceedings resolved in prior years.

Results of Operation


REVENUES:
                                          Thirteen Weeks Ended                              Thirty-nine Weeks Ended
Sales                            June 29, 1996            June 28, 1997               June 29, 1996            June 28, 1997
-----                            --------------------------------------               --------------------------------------
Restaurant, food .....     $ 2,398        52.6%   $ 2,438        51.6%   $ 7,334        49.2%   $ 7,381        49.7%
Restaurant, bar ......         767        16.8%       708        15.0%     2,514        16.7%     2,220        15.0%
Non-Restaurant, bar ..         --           --                               234         1.7%       --
Package goods ........       1,391        30.6%     1,580        33.4%     4,823        32.4%     5,254        35.3%
                           -------       -----    -------       -----    -------       -----    -------       -----
Total ................       4,556       100.0%     4,726       100.0%    14,904       100.0%    14,885       100.0%

Franchise revenues ...         153                    173                    472                                441
Owner's fee ..........          37                     37                    112                                112
Other operating income          37                     20                    127                                103
                           -------                -------                -------                -------
Total revenues .......     $ 4,783                $ 4,956                $15,616                $15,511

         Restaurant food sales represented 52.6% and 49.2% of total sales in the thirteen and thirty-nine weeks ended June 29, 1996 as compared to 51.6% and 49.7% in the comparable periods of fiscal 1997. The weekly average of same store restaurant food sales showed a slight increase from $182,362 for the nine months ended June 29, 1996 to $186,398 for the nine months ended June 28, 1997.

         The same store weekly average for restaurant bar sales was $62,270 for the thirty-nine week period of fiscal 1996 compared to $56,962 for the same period of the current fiscal year, a decrease of 8.6%. The decrease in restaurant bar sales is further evidence of the Company's emphasis on operating family oriented restaurants.

         Package goods sales have reversed the decline of prior years going from a weekly average of same store sales of $123,666 for the thirty-nine weeks of fiscal 1996 to $125,004 for the thirty nine weeks of fiscal 1997. The improvement in package goods sales indicates that the liquor market has stabilized.

         Franchise related revenues show a 6.5% decrease for the thirty-nine week period of fiscal 1997 as compared to the same period of fiscal 1996. This decrease reflects the reduction in rent overrides and franchise fees that the Company no longer receives under the new franchise agreement and the expiration of one franchise immediately prior to the end of fiscal year 1996. Royalty fees have improved by 21.2% over fiscal year 1996 and it is expected that the decline in franchise revenue will even out during the next three months.

         The gross profit margin for restaurant sales improved from 61.2% to 63.6% for the first nine months of fiscal years 1996 and 1997 respectively.
This improvement is a result of revised menu prices.

         The gross profit margin for package goods sales during the thirty-nine weeks ended June 29, 1996 was 26.1% and increased to 27.2% for the thirty-nine weeks ended June 28, 1997. The increase in gross profit percentage is a result of increased wine sales, which have a higher gross profit margin, and improved buying strategy.

         Overall gross profits were level at 50.7% for the nine months ended June 29, 1996 and June 28, 1997 respectively.

Operating Costs and Expenses

         Operating costs and expenses for the thirty-nine weeks ended June 29, 1996 were $15,271,000 compared to $14,766,000 for the same period in the current fiscal year. Operating expenses are comprised of the cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses.

         Payroll and related costs, which include workers compensation insurance premiums, were $4,252,000 and $4,232,000 for the first nine months of fiscal years 1996 and 1997 respectively.

         Occupancy costs, which include rent, common area maintenance, repairs and taxes were $729,000 and $689,000 for the first nine months of fiscal years 1996 and 1997 respectively, a decrease of 5.4%. The decrease of $40,000 is accounted for by the landlord making an adjustment to the rent on the franchised unit that was returned to the Company and the rent on the unit on which the lease was not renewed. (See Notes 3 and 6 on page 17.)

         Selling, general and administrative expenses were $2,924,000 for the thirty-nine weeks ended June 29, 1996 and $2,543,000 for the thirty-nine weeks ended June 28, 1997, a decrease of 13.7% overall. Management instituted cost cutting measures which account for this decrease.

Other Income and Expense

         There is a decline of $79,000 in other income for the thirty-nine weeks of fiscal 1997 compared to the thirty-nine weeks of fiscal year 1996. Fiscal 1996 amounts included non-franchise related rental income of $25,000 and a recovery of $52,000 from insured losses. It also included $96,000 in income from the Pennsylvania partnership, which was sold in fiscal year 1996. The absence of income from the Pennsylvania partnership is offset in the nine months ended June 28, 1997 by the Company's sale of management rights to another franchise for $150,000. See the discussion on pages 11 and 12 for further details.

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



FLANIGAN'S ENTERPRISES, INC.


/s/ JOSEPH G. FLANIGAN                            Date:  8/12/97
----------------------
JOSEPH G. FLANIGAN,
Chief Executive Officer




/s/ MARY C. REYMANN                               Date:  8/12/97
-------------------
MARY C. REYMANN,
Chief Financial Officer