Form 10KSB
period 1997-09-27
FLANIGANS ENTERPRISES INC
filed 1997-12-24
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 27, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes [X[   No  [  ]


The aggregate market value of the voting stock held by non-affiliates of the registrant was $5,027,763 as of December 11, 1997.

There were 907,000 shares of the Registrant's Common Stock ($0.10) Par Value) outstanding as of September 27, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the Registrant's 1997 definitive proxy material has been incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-KSB.

                                     PART I

Item 1.  Business.


General

         Flanigan's Enterprises, Inc., (the "Company") owns and/or operates restaurants with lounges, package liquor stores and an entertainment oriented club (collectively the "units"). At September 27, 1997, the Company operated 14 units, and had interests in seven additional units which have been franchised by the Company. The table below sets out the changes in the type and number of units being operated.

                                              FISCAL    FISCAL
                                               YEAR      YEAR      NOTE
TYPES OF UNITS                                 1996      1997     NUMBER
--------------                                 ----      ----     ------
Combination package and restaurant ........       4        4
Restaurant only ...........................       5        5      (1)(2)
Package store only ........................       4        4      (3)
Clubs .....................................       1        1      (4)
TOTAL - Company operated units ............      14       14

FRANCHISED - units ........................       7        7


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

         (3) During fiscal year 1995, the Company was granted possession of a store previously sold by the Company and began operating the package liquor store pursuant to Court Order. During the first quarter of fiscal year 1997 the Company acquired ownership of this store through foreclosure.

         (4) Through September 20, 1996, the Company operated its remaining Pennsylvania club, (Store #850, King of Prussia, Pennsylvania), which was financed through a limited partnership in which a wholly owned subsidiary of the Company acted as general partner. The lease for this unit had only thirteen months remaining, with no more renewal options and revenues were down as a result of competition from some expensive new clubs constructed on the waterfront. An opportunity arose to sell the lease, leasehold improvements and liquor license to Dick Clark Restaurants, Inc. With the approval of the Limited Partners, the sale of the unit was consummated on September 20, 1996 for a purchase price of $500,000. The Company had one club (in Atlanta, Georgia) remaining at fiscal yearend 1997.

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

         The Company was incorporated in Florida in 1959 and operated in South Florida as a chain of small cocktail lounges and package liquor stores. By 1970, the Company had established a chain of "Big Daddy's" lounges and package liquor stores between Vero Beach and Homestead, Florida. From 1970 to 1979, the Company expanded its package liquor store and lounge operations throughout Florida and opened clubs in five other "Sun Belt" states. In 1975, the Company discontinued most of its package store operations in Florida except in the South Florida areas of Dade, Broward, Palm Beach and Monroe Counties. In 1982, the Company expanded its club operations into the Philadelphia, Pennsylvania area as general partner of several limited partnerships organized by the Company. In March 1985, the Company began franchising its package liquor stores and lounges in the South Florida area. See Note 11 to the consolidated financial statements and the discussion of franchised units on page 5.

         During fiscal year 1987, the Company began renovating its lounges to provide full restaurant food service, and subsequently renovated and added food service to most of its lounges. The restaurant concept, as the Company offers it, has been so well received by the public that food sales now represent approximately 77.0% of total restaurant sales.

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

         The Company conducts its operations directly and through a number of wholly owned subsidiaries. The operating subsidiaries are as follows:


SUBSIDIARY                                        STATE OF INCORPORATION

Flanigan's Management Services, Inc.                    Florida
Flanigan's Enterprises. Inc. of Georgia                 Georgia
Seventh Street Corp.                                    Florida
Big Daddy's #48 Inc.                                    Florida
Flanigan's Enterprises, Inc. of Pa.                     Pennsylvania


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

         Financial information broken into these two principal industry segments for the two fiscal years ended September 28, 1996 and September 27, 1997 is set forth in the consolidated financial statements which are attached hereto, and is incorporated herein by reference.

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

         The Company's restaurants offer full food and alcoholic beverage service with approximately 77.0% of their sales being food items. These restaurants are operated under the "Flanigan's Seafood Bar and Grill" servicemark. Although these restaurants provide a neighborhood atmosphere, they have the degree of standardization prevalent in casual dining restaurant chains, including menu. The interior decor is nautical with numerous fishing and boating pictures and decorations. Drink prices may vary between locations to meet local conditions. Food prices are standardized. The restaurants' hours of operation are from 11:00 a.m. to 1:00 - 5:00 a.m. The Company continues to develop strong customer recognition of its "Flanigan's Seafood Bar and Grill" servicemark through very competitive pricing and efficient and friendly service.

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

         During fiscal year 1991, the Company sold one unit to the unit's manager, an unaffiliated third party, who had been operating it pursuant to a management agreement since 1987. This unit consisted of a package liquor store and restaurant, which restaurant was not operating under the Company's "Flanigan's Seafood Bar and Grill" servicemark. The Company also entered into a franchise agreement with the manager, licensing the use of the "Big Daddy's Liquors" servicemark for the liquor package store in exchange for a royalty in the amount of 1% of gross sales. Although the Company counted this unit as a franchise, the Company did not consider this transaction a part of its franchise plan. During fiscal year 1995, the manager executed the Company's new franchise agreement for the operation of his restaurant under the "Flanigan's Seafood Bar and Grill" service- mark, as more fully described below. At the same time the former manager also executed a new franchise agreement for a second restaurant opened since the purchase of the unit from the Company during fiscal year 1991.

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

         During fiscal year 1996, one franchisee exercised the thirty day cancellation clause under the franchise agreement and related documents and returned its franchised unit to the Company. The franchisee had operated a package liquor store and lounge under the "Big Daddy's" servicemark. The Company has been profitably operating the package liquor store of the franchised unit but has not reopened the lounge. The lease agreement for the business premises expired on December 31, 1995 and the Company occupies the same on an oral month to month lease agreement paying its prorata share of the real property taxes monthly and insuring the property. Subsequent to the end of the fiscal year the Company received written notification from the landlord of the termination of the oral month to month lease agreement as of December 31, 1997.

         During the third quarter of fiscal year 1996, another unaffiliated franchisee expressed its intent to terminate its new franchise agreement (package liquor store only) and to return its unit, including restaurant, to the Company. In order to induce the franchisee to continue operating its franchise through the end of the fiscal year, the Company agreed to reduce the weekly sublease rent and suspend all weekly payments on account of its purchase money chattel mortgage. In the interim, the Company determined that the cost necessary to convert this unit to a "Flanigan's Seafood Bar and Grill" restaurant exceeded the funds available to the Company and on September 30, 1996, during the first quarter of fiscal year 1997, the franchise was sold to a related third party, in lieu of its return to the Company. The initial shareholder interest of all officers and directors, which was comprised of the Chairman and a member of is family, represented one hundred percent of the initial invested capital. It was also agreed that the Company would manage the franchise for the related third party, pursuant to a management agreement. Subsequent to the closing of the sale of the franchise, another related franchisee, who is also a member of the Board of Directors of the Company, paid the Company the sum of $150,000 to approve his purchase of this franchise from the related third party and for the Company to relinquish its right to act as manager of the franchise. As part of this transaction, the Company agreed to continue the reduced sublease rent, the waiver of any franchise royalties and the suspension of mortgage payments through March 1997. Since April 1, 1997 the Company has received the same weekly payment as previously paid by the former franchisee during fiscal year 1996. During the third quarter of fiscal year 1997 this related party formed a limited partnership to own this franchise and through which it raised the necessary funds to renovate the restaurant. The Company is an investor in the franchise, as are other related parties, including but not limited to officers and directors of the Company and their families.

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

         During fiscal year 1996, the Company's franchise agreement with a member of Mr. Flanigan's family expired and the Company declined to offer the franchisee the option of executing its new franchise agreement. During the first quarter of fiscal year 1997, the Company filed suit against the franchisee for servicemark infringement, seeking injunctive relief and monetary damages. Subsequent to the end of fiscal year 1997 a Stipulated Agreed Order of Dismissal Upon Mediation was issued whereby the Company received $110,000 and the former franchisee agreed to cease all use of the "Flanigan's" servicemark and other trade dress features common to the Company owned and/or franchised restaurants.

Investment in Joint Ventures

         During the first quarter of fiscal year 1996, the Company began operating a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark as general partner and fifty percent owner of a limited partnership established for such purpose. The limited partnership agreement gives the limited partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark while the Company acts as general partner only.

         As previously discussed, during the third quarter of fiscal year 1997, a related party formed a limited partnership to own a certain franchise in Fort Lauderdale, Florida, through which it raised the necessary funds to renovate the restaurant. The Company is a twenty-five percent owner of the limited partnership as are other related parties, including but not limited to officers and directors of the Company and their families.

         During the fourth quarter of fiscal year 1997, the Company formed a limited partnership and raised funds through a private offering to purchase the assets of a restaurant in Surfside, Florida and renovate the same for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company acts as general partner of the limited partnership and is also a forty percent owner of the same, as are other related parties, including but not limited to officers and directors of the Company and their families. The limited partnership agreement gives the limited partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of gross sales from the operation of the restaurant, while the Company acts as general partner only. The Company projects that the renovation to the restaurant will be complete and the restaurant open for business in mid March 1998.

         In order to ensure that the Company has adequate cash reserves in view of its investment in the restaurant discussed above, and for other improvements, during the second quarter of fiscal year 1997, the Board of Directors authorized the Company to borrow up to $1,200,000 at an interest rate of twelve (12%) percent per annum and fully amortized over five (5) years. During the fourth quarter of fiscal year 1997, the Company borrowed $375,000 from private investors, in units of $5,000, which loan is fully secured with specific receivables owned by the Company. Subsequent to the end of the fiscal year the Company closed on its loan from Barnett Bank in the amount of $500,000, with interest at prime rate. Equal quarterly principal payments will begin March, 31, 1998 and continue quarterly for three (3) years. Interest is payable monthly on the outstanding principal balance. The loan is also fully secured with liquor licenses owned by the Company.

Clubs

         As of the end of fiscal year 1996, the Company owned one club in Atlanta Georgia, which was operated by an unaffiliated third party, as discussed below. In addition, until September 20, 1996, the Company operated its remaining Pennsylvania club, (Store #850, King of Prussia, Pennsylvania), which was financed through a limited partnership in which a wholly owned subsidiary of the Company acted as general partner. The lease for this unit had only thirteen months remaining, with no more renewal options, and revenues were down as a result of competition from some expensive new clubs constructed on the waterfront. An opportunity arose to sell the lease, leasehold improvements and liquor license to Dick Clark Restaurants, Inc. With the approval of the Limited Partners, the sale of the unit was consummated on September 20, 1996 for a purchase price of $500,000. The Company had one club (in Atlanta, Georgia) remaining at fiscal yearend 1997.

Operation of Units by Unaffiliated Third Parties

         During fiscal year 1992, the Company entered into a Management Agreement with Mardi Gras Management, Inc. for the operation of the Company's club in Atlanta, Georgia through the balance of the initial term of the lease, unless sooner terminated by Mardi Gras Management, Inc. upon thirty days prior written notice, with or without cause. Mardi Gras Management, Inc. assumed the management of this club effective November 1, 1991 and is currently operating the club under an adult entertainment format. During fiscal year 1997, the Company agreed to modify the Management Agreement to give Mardi Gras Management, Inc. one five year renewal option to extend the term of the same provided the Company is satisfied with the financial condition of Mardi Gras Management, Inc. within its sole discretion, and Mardi Gras Management, Inc. agreed to modify the owner's fee to $150,000 per year versus ten percent of gross sales from the club, whichever is greater. Pursuant to the Management Agreement, as modified, the Company receives a monthly owner's fee of $12,500, subject to adjustment each year on or about July 1, for any additional rent due as a result of 10% gross sales exceeding $150,000 for the prior 12 month period.

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

         All negotiations with food suppliers are handled by the Company's purchasing department at the Company's corporate headquarters. This ensures that the best quality and prices will be available to each unit. Orders for food products are prepared by each unit's kitchen manager and reviewed by the unit's general manager before being placed with the approved vendor. Merchandise is delivered by the supplier directly to each unit. Orders are placed several times a week to ensure product freshness. Food inventory is primarily paid for monthly.

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

         In the State of Florida, which represents all but one of the total liquor licenses held by the Company, liquor licenses are issued on a "quota license" basis. Quota licenses are issued on the basis of a population count established from time to time under the latest applicable census. Because the total number of liquor licenses available under a quota license system is limited, the licenses have purchase and resale value based upon supply and demand in the particular areas in which they are issued. The Florida quota licenses held by the Company allow the sale of liquor for on- premises and/or off-premises consumption. In the State of Georgia, the other state in which the Company operates, licensed establishments do not have quota restrictions for on-premises consumption and such licenses are issued to any applicant who meets all of the state and local licensing requirements based upon extensive license application filings and investigations of the applicant.

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

         The Company maintains a continuous program of training and surveillance from its corporate headquarters to assure compliance with all applicable liquor laws and regulations. During the fourth quarter of fiscal year 1997, the Division of Alcoholic Beverages and Tobacco (DABT), subpoenaed several employees of the Company to inquire about three cash purchases of inventory made by the Company in calendar years 1995 and 1996 from a distributor, without invoices. The total purchase price for the inventory was $5,100. It is anticipated that the Company will face administrative charges from the DABT, but will only be subject to a civil fine, which will not have a materially adverse effect upon the Company. At its meeting on September 4, 1997, the Board of Directors was advised of the pending investigation by the DABT and unanimously passed a resolution prohibiting management from purchasing inventory without an invoice and in cash. Otherwise, during the fiscal year ended September 27, 1997, through the present time, the Company has had no significant pending matters initiated by the beverage authorities concerning any of the Company's licenses which might be expected to result in a revocation of a liquor license or other significant actions against the Company.

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

         Through the end of the 1990 fiscal year, the Company was uninsured for dram shop liability. Pennsylvania still has an unrestricted dram shop law, which allows persons injured by an "obviously intoxicated person" to bring a civil action against the business which served alcoholic beverages to an "obviously intoxicated person". Florida has restricted its dram shop law by statute, permitting persons injured by an "obviously intoxicated person" to bring a civil action against the business which served alcoholic beverages to a minor or an individual known to be habitually addicted to alcohol. Dram shop claims normally involve traffic accidents and the Company generally does not learn of dram shop claims until after a claim is filed and the Company then vigorously defends these claims on the grounds that its employees did not serve an "obviously intoxicated person". Damages in most dram shop claims are substantial. During fiscal year 1996, the Company favorably settled the two dram shop cases, (three dram shop claims), relating to one incident filed against the Company in Florida during fiscal years 1994 and 1995. During fiscal year 1997, the Company favorably settled its remaining uninsured dram shop claim asserted against one of the limited partnerships in Pennsylvania and the Company, as general partner. At the present time, there are no dram shop claims pending against the Company.

Competition and the Company's Market

         The liquor and the hospitality industries are highly competitive and are often affected by changes in taste and entertainment trends among the public, by local, national, and economic conditions affecting spending habits, and by population and traffic patterns. The Company believes that the principal means of competition among package liquor stores is price and that, in general, the principal means of competition among restaurants include location, type and quality of facilities and type, quality and price of beverage and food served.

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

         As previously noted, at September 27, 1997 the Company owned and operated nine restaurants, eight of which had formerly been lounges and were renovated to provide for full food service. These restaurants compete directly with other restaurants serving liquor in the area. The Company's restaurants are competitive due to four factors; product quality, portion size, moderate pricing and a standardization throughout the Company owned restaurants and most of the franchises.

         The Company's business is subject to seasonal effects, in that liquor purchases tend to increase during the holiday seasons. The liquor industry and the Company's liquor business have also been adversely affected by the physical fitness awareness.

Trade Names

         The Company operates principally under three trade names: "Flanigan's", "Big Daddy's", and "Flanigan's Seafood Bar and Grill". Throughout Florida the Company's package liquor stores are operated under the "Big Daddy's Liquors" servicemark. The Company's rights to the use of the "Big Daddy's" servicemark are set forth under a consent decree of a Federal Court entered into by the Company in settlement of federal trademark litigation. The consent decree and the settlement agreement allow the Company to continue, and expand, its use of the "Big Daddy's" servicemark in connection with limited food and liquor sales in Florida. The consent decree further contained a complete restriction upon all future sales of distilled spirits in Florida under the "Big Daddy's" name by the other party who has a federally registered servicemark for "Big Daddy's" use in the restaurant business. The Federal Court retained jurisdiction to enforce the consent decree. The Company has acquired a registered federal trademark on the principal register for its "Flanigan's" service mark.

         During fiscal year 1996, the Company's franchise agreement with a member of Mr. Flanigan's family expired and the Company declined to offer the franchisee the option of executing its new franchise agreement. During the first quarter of fiscal year 1997, the Company filed suit against the franchisee for servicemark infringement, seeking injunctive relief and monetary damages. Subsequent to the end of fiscal year 1997, a Stipulated Agreed Order of Dismissal Upon Mediation was issued whereby the Company received $110,000 and the former franchisee agreed to cease all use of the "Flanigan's" servicemark and other dress features common to the Company owned and/or franchised restaurants.

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

Employees

         As of year end, the Company employed 325 persons, of which 218 were full-time and 107 were part-time. Of these employees, 25 were employed at the Company's corporate offices. Of the remaining employees, 28 were employed in package liquor stores, and 272 in restaurants.

         None  of  the  Company's   employees  are   represented  by  collective
bargaining organizations. The Company considers its labor relations to be favorable.

                                    EXECUTIVE OFFICERS OF THE REGISTRANT

                                    POSITIONS AND OFFICES                                            OFFICE OR POSITION
   NAME                             CURRENTLY HELD                              AGE                       HELD SINCE
   ----                             --------------                              ---                       ----------
Joseph G. Flanigan                  Chairman of the Board
                                    of Directors, Chief
                                    Executive Officer,
                                    and President                               68                             1959

William Patton                      Vice President
                                    Community Relations                         74                             1975

Mary C. Reymann                     Vice President Finance
                                    Controller
                                    and Secretary                               73                             1980

Edward A. Doxey                     Treasurer                                   56                             1992

Jeffrey D. Kastner                  Assistant Secretary                         44                             1995

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

         All of the Company's units require periodic refurbishing in order to remain competitive. The Company has budgeted $300,000 for its refurbishing program for fiscal year 1998. See Item 7, "Liquidity and Capital Resources", for discussion of the amounts spent in fiscal year 1997.

         The following table summarizes the Company's properties as of September 27, 1997 including franchise locations, clubs and Company managed locations.

                                            Square                     License
Name and Location                           Footage         Seats      Owned by                     Lease Terms
-----------------                           -------         -----      --------                     -----------
Big Daddy's Liquors #9 (2)
Flanigan's Enterprises, Inc.
1550 W. 84th Street                                                                              8/1/71 to 12/31/99
Hialeah, Florida                            4,300            130       Company                   options to 12/31/2009

Big Daddy's Liquors #10 (2)(4)
Flanigan's Enterprises, Inc.
15191-93 South Dixie Highway                                                                     Month to month
Miami, Florida                              3,500             84       Company                   terminated 1/1/98

Big Daddy's Liquors #14 (2)(3)
Big Daddy's #14, Inc.
2041 N.E. Second Street                                                                          6/1/79 to 6/1/99
Deerfield Beach, Florida                    3,320             90       Franchisee                options to 2009

Big Daddy's Liquors #15 (3)(5)
CIC Investors #15 Ltd.
1479 E. Commercial Boulevard                                                                     3/12/76 to 8/31/01
Fort Lauderdale, Florida                    4,000             90       Franchisee                options to 8/31/2011

Big Daddy's Liquors #18 (2)(3)(5)
Twenty-Seven Birds, Corp.
2721 Bird Avenue                                                                                 2/15/72 to 12/31/2000
Miami, Florida                              4,300             100      Franchisee                options to 12/31/2010

Big Daddy's Liquors #19 (2)(4)
Flanigan's Enterprises, Inc.
2505 N. University drive                                                                         3/1/72 to 12/31/2000
Hollywood, Florida                          4,500             160      Company                   option to 12/31/2005

Big Daddy's Liquors #20 (2)                                                                      7/15/68 to 12/31/98
Flanigan's Enterprises, Inc.                                                                     options to 12/31/2006
13205 Biscayne Boulevard                                                                         Additional Lease
North Miami, Florida                        5,100             140      Company                   5/1/69 to 12/31/98

                                            Square                     License
Name and Location                           Footage         Seats      Owned by                     Lease Terms
-----------------                           -------         -----      --------                     -----------
Big Daddy's Liquors #22 (2)(4)
Flanigan's Enterprises, Inc.
2600 W. Davie Boulevard                                                                          12/16/68 to 12/31/2000
Fort Lauderdale, Florida                    4,100             150      Company                   options to 12/31/2010

Flanigan's Cafe #27
Flanigan's Enterprises, Inc.
732-734 N.E. 125th Street
North Miami, Florida                        3,000              90      Company                   7/1/50 to 6/30/2049

Big Daddy's Liquors #31 (2)
Flanigan's Enterprises, Inc.
4 North Federal Highway                                                                          9/6/68 to 12/31/2000
Hallandale, Florida                         4,600             150      Company                   options to 12/31/2010

Big Daddy's Liquors #33 (2)(3)(5)                                                                11/1/68 to 10/31/1998
Guppies, Inc.                                                                                    options to 10/31/2003
45 South Federal Highway                                                                         New lease
Boca Raton, Florida                         4,620             130      Franchisee                11/1/2003 to 12/31/2009

Big Daddy's Liquors #34 (1)
Flanigan's Enterprises, Inc.
9494 Harding Avenue
Surfside, Florida                           3,000              50      Company                   5/29/97 to 5/28/2002

Big Daddy's Liquors #36 (2)                                                                      3/10/87 to 12/31/2000
Flanigan's Enterprises, Inc.                                                                     Additional lease
102 North Dixie Highway                                                                          4/29/87 to 12/31/2000
Lake Worth, Florida                         4,600             60       Company                   option to 12/31/2005

Big Daddy's Liquors #37 (4)
Flanigan's Enterprises, Inc.
1720 North Andrews Avenue                                                                        6/1/69 to 5/31/99
Fort Lauderdale, Florida                    4,100             80       Company                   options to 5/31/2019

Big Daddy's Liquors #40 (2)
Flanigan's Enterprises, Inc.
5450 North State Road #7                                                                         4/1/71 to 12/31/2000
Fort Lauderdale, Florida                    4,600             140      Company                   option to 12/31/2005

Big Daddy's Liquors #43 (2)(3)(5)
BD 43 Corporation
2500 E. Atlantic Avenue                                                                          12/1/72 to 11/30/2002
Pompano Beach, Florida                      4,500             90       Franchisee                options to 2012

Big Daddy's Liquors #47 (6)(8)
Flanigan's Enterprises, Inc.
8600 Biscayne Boulevard                                                                          12/21/68-1/1/2010
Miami, Florida                              6,000             210      Company                   options to 1/1/2060

                                            Square                     License
Name and Location                           Footage         Seats      Owned by                     Lease Terms
-----------------                           -------         -----      --------                     -----------
Flanigan's Lounge #600 (7)
Powers Ferry Landing                                                                             5/1/76 to 4/30/2001
Atlanta, Georgia                    10,000           400      Company                            option to 4/30/2006


         (1)     License subject to chattel mortgage.

         (2)     License pledged to secure lease rental.

         (3)     Franchised by Company.

         (4) Former franchised unit returned and now operated by the Company.

         (5)     Lease assigned to franchisee.

         (6) Lease originally assigned to unaffiliated third parties. During fiscal year 1996, the Company purchased 37% of the leasehold interest from the unaffiliated third parties. An additional 11% was purchased during fiscal year 1997, bringing the total interest purchased to 48%.

         (7)     Location managed by an unaffiliated third party.

         (8) Business formerly operated by the Company pursuant to Court Order, until December 31, 1996, when the Company reacquired ownership of the business through foreclosure.

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

         Through the end of the 1990 fiscal year, the Company was uninsured for dram shop liability. Pennsylvania still has an unrestricted dram shop law, which allows persons injured by an "obviously intoxicated person" to bring a civil action against the business which had served alcoholic beverages to an "obviously intoxicated person". Florida has restricted its dram shop law by statute permitting persons injured by an "obviously intoxicated person" to bring a civil action against the business which had served alcoholic beverages to a minor or an individual known to be habitually addicted to alcohol. Dram shop claims normally involve traffic accidents and the Company generally does not learn of dram shop claims until after a claim is filed and the Company then vigorously defends these claims on the grounds that its employee did not serve an "obviously intoxicated person". Damages in most dram shop claims are substantial. During fiscal year 1997, the Company favorably settled the two dram shop cases, (three dram shop claims) relating to one incident filed against the Company in Florida during fiscal years 1994 and 1995. During fiscal year 1997, the Company favorably settled its remaining uninsured dram shop claim asserted against one of the limited partnerships in Pennsylvania and the Company, as general partner. At the present time, there are no dram shop claims pending against the Company.

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

         On February 5, 1987, the Company filed its Amended Plan of Reorganization and Amended Disclosure Statement, which documents were approved by the Committee. On February 25, 1987, the Company further modified its Amended Plan of Reorganization to secure the claims of Class 6 Creditors (Lease Rejection) and Class 8 Creditors (Lease Guarantee Rejections). The Bankruptcy Court approved the Amended Disclosure Statement by Order dated March 7, 1987 and scheduled the hearing to consider confirmation of the Amended Plan of Reorganization on April 13, 1987. On April 10, 1987, in order to insure receipt of the necessary votes to approve its Amended Plan of Reorganization, the Company agreed to a further modification of its Amended Plan, whereby creditors of Classes 6 and 8 will receive $813,000 prorata as additional damages under the terms of the Amended Plan. On April 13, 1987, the Company's Amended Plan of Reorganization was confirmed and the Bankruptcy Court entered its Order of Confirmation on May 5, 1987.

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


Item 4. Submission of Matters to a Vote of Security Holders.

         During the fourth quarter of fiscal year 1997 the Company did not submit any matter to a vote of security holders.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

                               RANGE OF PER SHARE MARKET PRICES

                                       FISCAL 1996                        FISCAL 1997
                                       -----------                        -----------

                                    High             Low              High              Low
         First quarter             4-5/8            3-1/8            5-7/8             4-3/4
         Second quarter            5-3/8            3-3/4            4-3/4             4
         Third quarter             5-7/8            4-3/8            4-7/8             3-5/8
         Fourth quarter            5-7/16           4-5/8            10-3/16           7-1/4


         The Company's shares are traded on the American Stock Exchange, under the symbol BDL. No dividends were paid to shareholders from the date of the initial public offering in August 1969, through the fiscal year ended September 27, 1975. Cash dividends of 20 cents and 10 cents per share were paid on January 12, 1976 and July 5, 1976, respectively. No dividends were paid during the period July 5, 1976 to March 15, 1988. During fiscal year 1988, a cash dividend of 10 cents per share was paid on March 15, 1988. No dividends were paid from March 16, 1988 through the fiscal year ended September 27, 1997.

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

         In comparison to fiscal year 1996, at September 27, 1997, the Company was still operating 14 units. The Company acquired ownership of the assets of the unit formerly operated under Court Order which unit is included in the total of stores being operated, and had interests in an additional seven units which had been franchised by the Company. Of the units operated by the Company, four were combination package liquor stores and restaurants, five were restaurants only, and four were package liquor stores only. The unit formerly operated by the Company pursuant to Court Order was a package liquor store only. There was one club operated by an unaffiliated third party under a management agreement.

Liquidity and Capital Resources

Cash Flows

         The following table is a summary of the Company's cash flows for the two years ended September 27, 1997.

                                                               Fiscal
                                                             Years Ended
                                                      1996                1997
                                                     -------            -------
                                                            (in thousands)
Net cash provided by
  operating activities ...................           $   531            $ 2,094
Net cash used in
 investing activities ....................              (277)            (1,291)
Net cash used in
 financing activities ....................              (143)              (266)
                                                     -------            -------
Net increase in cash
  and cash equivalents ...................               111                537
Cash and cash equivalents:
  Beginning of year ......................               686                797
                                                     -------            -------
  End of year ............................           $   797            $ 1,334
                                                     =======            =======

         Adjustments to net income to reconcile to cash flows from operating activities in fiscal year 1996 include a provision for uncollectible notes and mortgages receivable of $104,000 and the recognition of $114,000 in deferred gain, most of which resulted from the payment of a balloon mortgage receivable. Also included is a $53,000 loss on retirement of fixed assets and a gain of $135,000 from the sale of the assets of the Pennsylvania partnership.

         Adjustments to net income to reconcile to cash flows from operating activities in fiscal year 1997 include a provision for uncollectible notes and mortgages receivable of $21,000. Also included is a $19,000 loss on the retirement of fixed assets, a reduction of $58,000 in the accrual for potential liability claims and $150,000 received from the sale of the rights to manage a franchise.

         Subsequent to fiscal yearend 1997 the Company closed on its loan from Barnett Bank in the principal amount of $500,000, being fully amortized over three years with interest accruing at the prime rate charged by Barnett Bank to its commercial customers. The loan is payable in twelve equal quarterly installments of principal, each in the amount of $41,667, commencing March 31, 1998, with interest payable monthly. The Company pledged twelve liquor licenses as collateral, which liquor licenses have an estimated fair market value of approximately $550,000.

The Year 2000 Issue

         The Company has assessed and continues to assess the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems will recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause our systems to process critical financial and operational information incorrectly.

         During the current fiscal year the Company began its evaluation of the modifications needed to meet this challenge. It has not yet incurred any costs, and has not determined what costs could be incurred in 1998 and 1999. The Company is also communicating with its major suppliers to understand their intended solutions to this issue.

         If the Company's remediation plan is not successful, there could be a significant disruption to the Company's ability to transact business as efficiently as it does at the present time. The Company does not rely solely on computer systems to transact business with its suppliers and does not use any computer operated production lines.

Improvements

         Capital expenditures were $613,000 and $1,468,000 during fiscal years 1996 and 1997, respectively. The capital expenditures were for upgrading existing units serving food, improvements to package liquor stores and upgrading the corporate computer system. During the third quarter of fiscal year 1997, the Company closed on its purchase of the real property adjacent to its restaurant located at 4 N. Federal Highway, Hallandale. The Company plans to improve this real property as additional parking for customers of its restaurant. The purchase price was $620,000, with the seller holding a purchase money mortgage in the amount of $485,000. The purchase of and improvements to this property are included in the capital expenditures of $1,468,000. Except as otherwise noted all of the money for additions came from operations.

         All of the Company's units require periodic refurbishing in order to remain competitive. During fiscal 1992, as cash flow improved, the Company embarked on a refurbishing program which continued through fiscal year 1997. The budget for fiscal year 1998 includes approximately $300,000 for this program. The Company believes that improved operations will provide the cash to continue the refurbishing program.

Property and Equipment

         The Company's property and equipment, at cost less accumulated depreciation and amortization, was $2,634,000 at September 28, 1996 compared to $3,544,000 at September 27, 1997. The Company's liquor licenses less accumulated amortization were $349,000 at September 28, 1996 compared to $358,000 at September 27, 1997. The Company's leased property under capital leases, less accumulated amortization, was $195,000 at September 28, 1996 compared to $162,000 at September 27, 1997. The Company's leased property under capital leases has continued to decline because any new leases the Company enters into are operating leases, and thus there are no additions to capital leases.

Long term debt

         The Company's long term debt was $21,000 at fiscal year end 1996 and $896,000 at fiscal yearend 1997. The increase in long term debt includes the purchase money mortgage of $485,000 included as a part of the purchase price for the real property adjacent to the Company's restaurant at 4 North Federal Highway, Hallandale and the $375,000 borrowed from private investors.

         The Company repaid long term debt, capital lease obligations and Chapter 11 damages in the amount of $355,000 and $340,000 in fiscal years 1996 and 1997, respectively.


Working capital

         The table below summarizes the current assets, current liabilities and working capital for fiscal years 1996 and 1997:

                                                 Sept. 28,           Sept. 27,
         Item                                      1996                1997
         ----                                   ----------           ---------
         Current assets                         $2,522,000           $3,000,000
         Current liabilities                     2,158,000            2,658,000
         Working capital                           364,000              342,000

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

         Management believes that positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures in fiscal year 1998.

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

Income Taxes

         Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not. For discussion regarding the Company's net operating loss carryforwards refer to Note 4 in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 27, 1997.

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

Other Legal Matters

         Through the end of fiscal year 1990, the Company was uninsured for dram shop liability. During fiscal year 1996, the Company favorably settled the three insured dram shop claims [two lawsuits relating to one incident], against the Company in Florida and subsequent to the end of fiscal year 1996, favorably settled its remaining uninsured dram shop claim against a limited partnership in Pennsylvania and the Company, as general partner. See page 12 and 19 for further discussion regarding dram shop suits.

         During fiscal year 1996, the Company was forced to continue its lawsuit against the assignee of a sold store in 1990 when the assignee failed to amicably return the package liquor store in order to regain possession of the business premises, including furniture, fixtures, equipment and liquor license, and for damages for unpaid real property taxes, rent and damages to the business premises. During the first quarter of fiscal year 1997, the parties entered into a Stipulation, whereby the Court entered an Agreed Summary Final Judgment for Eviction, Damages and Foreclosure of Security Agreement, ("Summary Final Judgment"), through which the furniture, fixtures, equipment and liquor license at this location were sold at foreclosure sale and through which the Company received an award of damages against the assignee, the principal of the assignee who personally guaranteed its obligations, and the affiliated entity of the assignee, which also guaranteed its obligations to the Company. During the first quarter of fiscal year 1997, the Company reacquired ownership of the furniture, fixtures, equipment and liquor license,at this location, as well as possession of the business premises through the foreclosure sale. The Company operated the package liquor store throughout the litigation and continues doing so after acquiring ownership of the same. The Company also intends to try to collect the award of damages in the Summary Final Judgment against the assignee, the principal of the assignee who personally guaranteed its obligations and the affiliated entity of the assignee, which also guaranteed its obligations to the Company.

         During fiscal year 1996, two claims were filed against the Company with the Equal Employment Opportunity Commission ("EEOC") alleging sexual harassment and/or discrimination. In the first claim, a former employee initially alleged that the Company permitted sexual harassment to continue at one of its restaurants. After the former employee was transferred to another restaurant, she resigned, and thereafter amended her complaint to allege that she was forced to resign due to retaliatory conduct on the part of the Company. During the first quarter of fiscal year 1997, the EEOC closed its files on these claims taking no action. From the date the EEOC closed its file, the former employee had ninety days to file suit in Federal Court, which she failed to do. Similarly, an action under Florida law is barred by a one year statute of limitations.

         In the second claim, a former employee alleged that her position with the Company was changed due to her pregnancy. The Equal Employment Opportunity Commission failed to make a determination on this claim within one hundred eighty (180) days of its filing and subsequent to the end of the fiscal year 1996, this claimant filed suit against the Company. The Company disputed this claim and vigorously defended the same. During the fourth quarter of fiscal year 1997, the former employee's attorney withdrew and subsequent to the end of fiscal year 1997 the lawsuit was dismissed due to the failure of the former employee to retain substitute counsel.


Results of Operations

REVENUES (in thousands):
                                                      Fifty-Two Weeks Ended
Sales                                     Sept. 28, 1996                Sept. 27, 1997
-----                                   -------------------          -------------------
Restaurant, food                        $ 9,588       50.1%          $ 9,648       50.2%
Restaurant, bar                           3,220       16.8%            2,888       15.0%
Non-Restaurant, bar                         234        1.2%               -
Package goods                             6,112       31.9%            6,681       34.8%
                                        -------      -----           -------      -----
Total                                    19,154      100. %           19,217      100. %

Franchise revenues                          629                          591
Owner's fee                                 150                          150
Joint venture income                         65                          168
Other operating income                      186                          194
                                        -------                      -------
Total revenues                          $20,184                      $20,320


         As the table above illustrates, total revenues have increased for the fiscal year ended September 27, 1997 when compared to fiscal year ended September 28, 1996.

         During the second quarter of fiscal year 1996, the lease on one unit operated by the Company as a lounge only, expired and the Company was unable to renew same upon suitable terms. Also during the second quarter of fiscal 1996, the Company closed its last two lounges at combination package and lounge units, but continued to operate the package liquor stores. Bar business, without an accompanying restaurant, continued to decline to the point of being marginally profitable. The Company could not foresee this trend reversing and the two units were not suitable for conversion to restaurants. The closing of these units was responsible for the absence of non-restaurant bar sales in fiscal year 1997.

         Restaurant food sales represented 50.1% of total sales in the fifty-two weeks ended September 28, 1996 as compared to 50.2% in the comparable period of fiscal year 1997. The weekly average of same store restaurant food sales was $182,170 and $184,272 for the fifty-two week period of fiscal years 1996 and 1997 respectively, an increase of 1.2%.

         The same store weekly average for restaurant bar sales was $60,269 for the twelve months ended September 28, 1996 compared to $55,530 for the twelve months ended September 27, 1997, a decrease of 7.9%. The Company's emphasis during the past few years has been towards increasing its restaurant food sales, which caters to a family oriented business. This accounts for the decrease in weekly average of same store restaurant bar sales.

         Package goods sales have reversed the decline of prior years remaining stable at a weekly average of same store sales of $117,546 for the fifty-two weeks of fiscal year 1996 compared to $118,434 for the fifty-two weeks of fiscal year 1997.

         Although the amount received from franchisees for royalty and bookkeeping fees increased for fiscal year 1997, franchise related revenues, which were $629,000 for fiscal year 1996, declined to $591,000 for fiscal year 1997. The decline is related to the expiration of one franchise at the end of fiscal year 1996 and the temporary suspension of sublease rent and royalties on another franchised unit that was sold to a related party rather than being returned to the Company. The new franchisee is again paying the full weekly amounts due.

         Owner's fee represents fees received pursuant to a Management Agreement from the operation of a club owned by the Company in Atlanta, Georgia.

         During the first quarter of fiscal year 1996, the Company began operating a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark as general partner and fifty percent owner of a limited partnership established for such purpose. During fiscal year 1996 the Company received $65,000 as its share of income, compared to $164,000, the majority of joint venture income for fiscal year 1997.

         The gross profit margin for restaurant sales was 61.5% and 63.3% for the twelve months of fiscal years 1996 and 1997, respectively.

         The gross profit margin for package goods sales during the fifty-two weeks ended September 28, 1996 and September 27, 1997 was 26.4% and 26.8%, respectively.

         Overall gross profits were 50.8% for the twelve months ended September 28, 1996 compared to 50.6% for the same period in fiscal year 1997.

Operating Costs and Expenses

         Operating costs and expenses for the fifty-two weeks ended September 28, 1996 were $19,731,000 compared to $19,268,000 for the same period in fiscal year 1997. Operating expenses are comprised of the cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses.

         Payroll and related costs, which include workers compensation insurance premiums, were $5,574,000 and $5,580,000 for the twelve months of fiscal years 1996 and 1997, respectively.

         Occupancy costs, which include rent, common area maintenance, repairs and taxes were $949,000 and $927,000 for the twelve months of fiscal years 1996 and 1997, respectively.

         Selling, general and administrative expenses were $3,782,000 for the fifty-two weeks ended September 28, 1996 and $3,270,000 for the fifty-two weeks ended September 27, 1997. The net decrease of 13.5% in selling, general and administrative expenses was achieved through management's careful monitoring of the same and a more favorable worker's compensation experience in fiscal year 1997.

Other Income and Expense

         Other income and expense totaled $339,000 and $54,000 in fiscal years 1996 and 1997 respectively.

         The increase of $22,000 in interest expense on long-term debt, which was $69,000 and $91,000 for the fifty-two weeks of fiscal years 1996 and 1997, respectively, is attributed to the increase in long-term debt. The decline of $8,000 in interest expense on obligations under capital leases, which was $62,000 and $54,000 for the fifty-two weeks of fiscal years 1996 and 1997, respectively, is the result of declining principal balances of capital leases in general.

         Fiscal year 1996 included a recovery of $53,000 from insured losses, a gain of $50,000 on a repossession and $66,000 in income from the Pennsylvania partnership and the recognition of $114,000 in deferred gains. The Pennsylvania unit was sold at the end of fiscal year 1996.

         As discussed on page 9, the sale of the lease, leasehold improvements and liquor license of the club in King of Prussia was completed on September 20, 1996 and the Company realized a gain of $135,000 from its investment in this limited partnership. Also, as discussed on page 7, the Company received $150,000 in fiscal year 1997 from the sale of its right to manage a franchise.

         The category "Other, net" was $124,000 for the fifty-two weeks of fiscal year 1996 and $-0- for the fifty-two weeks of fiscal year 1997. Other, net in the consolidated statements of income consists of the following for the twelve months ended September 28, 1996 and September 27, 1997:

                                                         Fiscal year ending
                                                    Sept. 28,          Sept. 27,
                                                       1996              1997
                                                    ---------         ---------
Non-franchise related rental income ........        $  32,000         $  32,000
Loss on retirement of fixed assets .........          (79,000)          (19,000)
Gain on sale of liquor licenses ............           26,000              --
Gain on repossession of store ..............           50,000              --
Adjustment on sale of Pennsylvania
         limited partnership ...............             --             (31,000)
Insurance recovery .........................           53,000            13,000
Miscellaneous ..............................           42,000             5,000
                                                    ---------         ---------
                                                    $ 124,000         $    --
                                                    =========         =========

Trends

         During the next twelve months management expects a continued increase in income from investments in joint ventures and anticipates that expenses will remain constant, thereby increasing overall profits. The Company intends to add more restaurants as cash becomes available.

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

Item 8. Financial Statements and Supplementary Data.

         Financial statements of the Company at September 28, 1996 and September 27, 1997, which include each of the two years in the period ended September 27, 1997 and the independent certified public accountants' report thereon are incorporated by reference from the 1997 Annual Report to Shareholders, included herein.

Item 9. Disagreements on Accounting and Financial Disclosure.

         (Not Applicable.)

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to regulation 14A under the Securities and Exchange Act of 1934, as amended (the 1998 Proxy Statement), is incorporated herein by reference. See also "Executive Officers of the Registrant" included in Part I hereof.

Item 11.  Executive Compensation.

         The information set forth in the 1998 Proxy Statement under the caption "Executive Compensation" is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

         The information set forth under the caption "Election of Directors Certain Relationships and Related Transactions" in the 1998 Proxy Statement is incorporated by reference.


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

 (b)     Reports on Form 8-K

                  No reports on form 8-K were filed during the fourth quarter of fiscal 1997 or subsequent to yearend.

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

(10)(t) Licensing Agreement between Flanigan's Enterprises, Inc. and James B. Flanigan, dated November 4, 1996, for non-exclusive use of the servicemark "Flanigan's" in the Commonwealth of Pennsylvania. (Item 14 (a)(10)(t) of the Form 10-KSB dated September 28, 1996 is incorporated herein by reference.)

(10)(u) Limited Partnership Agreement of CIC Investors #15 Ltd., dated March 28, 1997, between B.D. 15 Corp. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as a limited partner owning twenty-five percent of the limited partnership (Attached).

(10)(v) Limited Partnership Agreement of CIC Investors #60, Ltd., dated July 8, 1997, between Flanigan's Enterprises, Inc., as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as a limited partner owning forty percent of the limited partnership (attached).

(10)(w) Stipulated Agreed Order of Dismissal upon Mediation with former franchisee (attached).

(11) Statement regarding computation of per share earnings is set forth in this Annual Report on Form 10-KSB.

(13) Registrant's Form 10-KSB constitutes the Annual Report to Shareholders for fiscal year ended September 27, 1997.

(22)(a)  Company's  subsidiaries  are set  forth in this  Annual  Report on Form
10-KSB.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Flanigan's Enterprises, Inc.
                                                             Registrant

Date 12/15/1997                                     By: /s/JOSEPH G. FLANIGAN
                                                        ---------------------
                                                        Joseph G. Flanigan
                                                        Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         /s/JOSEPH G. FLANIGAN                Chairman of the Board,            Date  12/15/1997
         ---------------------                Chief Executive Officer
         Joseph G. Flanigan                   and President


         /s/MARY C. REYMANN                   Vice President Finance,           Date  12/15/1997
         ------------------                   Controller
         Mary C. Reymann                      Secretary and Director


         /s/CHARLES KUHN                      Director                          Date  12/15/1997
         ---------------
         Charles Kuhn

         /s/GERMAINE M. BELL                  Director                          Date  12/15/1997
         -------------------
         Germaine M. Bell

         /s/CHARLES E. MCMANUS                Director                          Date  12/15/1997
         ---------------------
         Charles E. McManus

         /s/JEFFREY D. KASTNER                Assistant Secretary               Date  12/15/1997
         ---------------------                and Director
         Jeffrey D. Kastner

         /s/WILLIAM PATTON                    Vice President, Public            Date  12/15/1997
         -----------------                    Relations and Director
         William Patton

         /s/JAMES G. FLANIGAN                 Director                          Date  12/15/1997
         --------------------
         James G. Flanigan

         /s/PATRICK J. FLANIGAN               Director                          Date  12/15/1997
         ----------------------
         Patrick J. Flanigan

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


FINANCIAL STATEMENTS:

      Report of Independent Certified Public Accountants

      Consolidated Balance Sheets -- September 28, 1996 and September 27, 1997

      Consolidated Statements of Income for the Years Ended September 28, 1996 and September 27, 1997

      Consolidated Statements of Stockholders' Investment for the Years Ended September 28, 1996 and September 27, 1997

      Consolidated Statements of Cash Flows for the Years Ended September 28, 1996 and September 27, 1997

      Notes to Consolidated Financial Statements

SCHEDULE:

         II Valuation and Qualifying Accounts for the Years Ended September 28, 1996 and September 27, 1997

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Flanigan's Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Flanigan's Enterprises, Inc. (a Florida corporation) and subsidiaries as of September 28, 1996 and September 27, 1997, and the related consolidated statements of income, stockholders' investment and cash flows for the years then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flanigan's Enterprises, Inc. and subsidiaries as of September 28, 1996 and September 27, 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial  statements  is  presented  for the  purpose  of  complying  with  the
Securities  and  Exchange  Commission's  rules  and is  not  part  of the  basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





Miami, Florida,
     November 26, 1997.

                   FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                     SEPTEMBER 28, 1996 AND SEPTEMBER 27, 1997

                                                                ASSETS

                                                              1996         1997
                                                          ---------     ----------
CURRENT ASSETS:
         Cash and cash equivalents .................     $  797,000     $1,334,000
         Receivables, less allowance for
           uncollectible  amounts and deferred
           gains,  including  related party
           receivables  of $3,000 and $24,000
           (before  allowances  and deferred gains)
           in 1996 and 1997, respectively ..........        486,000         80,000
         Inventories ...............................        911,000      1,253,000
         Prepaid expenses ..........................        328,000        333,000
                                                         ----------     ----------
         Total current assets ......................      2,522,000      3,000,000
                                                         ----------     ----------

PROPERTY AND EQUIPMENT, net ........................      2,634,000      3,544,000
                                                         ----------     ----------

LEASED PROPERTY UNDER CAPITAL LEASES,
         less accumulated amortization of
         $678,000 and $711,000 in 1996
         and 1997, respectively ....................        195,000        162,000
                                                         ----------     ----------

OTHER ASSETS:
         Liquor licenses, less accumulated
           amortization of $83,000 and
           $90,000 in 1996 and 1997, respectively ..        349,000        358,000
         Notes and mortgages receivable, less
           allowance for  uncollectible  amounts and
           deferred  gains,  including related party
           receivables of -0- and $197,000 (before
           allowances and  deferred gains)
           in 1996 and 1997, respectively ..........         76,000        168,000
         Investment in joint ventures ..............        120,000        987,000
         Other .....................................        413,000        163,000
                                                         ----------     ----------
         Total other assets ........................        958,000      1,676,000
                                                         ----------     ----------
TOTAL ASSETS .......................................     $6,309,000     $8,382,000
                                                         ==========     ==========

                   FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                     SEPTEMBER 28, 1996 AND SEPTEMBER 27, 1997

                      LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                    (continued)

                                                            1996            1997
                                                      -----------      -----------
CURRENT LIABILITIES:
         Accounts payable .......................     $   582,000      $   859,000
         Accrued and other current liabilities ..         820,000        1,304,000
         Current portion of long-term debt ......          16,000           84,000
         Current obligations under capital
           leases ...............................          61,000           70,000
         Current portion of damages payable on
           terminated or rejected leases ........         249,000          259,000
         Due to Pennsylvania limited
           partnership ..........................         430,000           82,000
                                                      -----------      -----------
         Total current liabilities ..............       2,158,000        2,658,000
                                                      -----------      -----------
LONG-TERM DEBT, net of current portion ..........           5,000          812,000
                                                      -----------      -----------
OBLIGATIONS UNDER CAPITAL LEASES,
         net of current portion .................         387,000          319,000
                                                      -----------      -----------
DAMAGES PAYABLE ON TERMINATED OR
         REJECTED LEASES, net of current portion        1,212,000          954,000
                                                      -----------      -----------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 10)

STOCKHOLDERS' INVESTMENT:
         Common stock, par value $.10,
           authorized 5,000,000 shares,
           issued and outstanding 2,099,000
           shares in 1996 and 1997 ..............         210,000          210,000
         Capital in excess of par value .........       6,395,000        6,395,000
         Retained earnings ......................         753,000        1,846,000
         Less - Treasury stock, at cost,
           1,192,000 shares in 1996 and 1997 ....      (4,811,000)      (4,812,000)
                                                      -----------      -----------
         Total stockholders' investment .........       2,547,000        3,639,000
                                                      -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT ..     $ 6,309,000      $ 8,382,000
                                                      ===========      ===========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

          FOR THE YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 27, 1997


                                                      1996               1997
                                                 ------------      ------------
REVENUES:
         Restaurant food sales .............     $  9,588,000      $  9,648,000
         Restaurant bar sales ..............        3,220,000         2,888,000
         Lounge bar sales ..................          234,000              --
         Package goods sales ...............        6,112,000         6,681,000
         Franchise-related revenues ........          629,000           591,000
         Owner's fee .......................          150,000           150,000
         Joint venture income ..............           65,000           168,000
         Other operating income ............          186,000           194,000
                                                 ------------      ------------
                                                   20,184,000        20,320,000
                                                 ------------      ------------
COSTS AND EXPENSES:
         Cost of merchandise sold -
           restaurants and lounges .........        4,927,000         4,604,000
           package goods ...................        4,499,000         4,887,000
         Payroll and related costs .........        5,574,000         5,580,000
         Occupancy costs ...................          949,000           927,000
         Selling, general and
                  administrative expenses ..        3,782,000         3,270,000
                                                 ------------      ------------
                                                   19,731,000        19,268,000
                                                 ------------      ------------
         Income from operations ............          453,000         1,052,000
                                                 ------------      ------------
OTHER INCOME (EXPENSE):
         Interest expense on obligations
           under capital leases ............          (62,000)          (54,000)
         Interest expense on long-term
           debt and damages payable ........          (69,000)          (91,000)
         Interest income ...................           31,000            43,000
         Management fees from
           Pennsylvania limited
           partnership .....................           66,000              --
         Gain on sale of Pennsylvania
           limited partnership .............          135,000              --
         Sale of management rights .........             --             150,000
         Recognition of deferred gains .....          114,000             6,000
         Other, net ........................          124,000              --
                                                 ------------      ------------
                                                      339,000            54,000
                                                 ------------      ------------
         Income before provision for
           income taxes ....................          792,000         1,106,000

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

          FOR THE YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 27, 1997

                                   (continued)


                                                          1996            1997
                                                      ----------      ----------
PROVISION FOR INCOME TAXES .....................           6,000          13,000
                                                      ----------      ----------

         Net income ............................      $  786,000      $1,093,000
                                                      ==========      ==========
NET INCOME
         PER COMMON SHARE:

         Primary ...............................      $      .80      $     1.17
                                                      ==========      ==========
         Fully diluted .........................      $      .80      $     1.08
                                                      ==========      ==========

WEIGHTED AVERAGE SHARES
         AND EQUIVALENT SHARES OUTSTANDING:

         Primary ...............................         984,000         935,000
                                                      ==========      ==========
         Fully diluted .........................         986,000       1,009,000
                                                      ==========      ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                            FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                    FOR THE YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 27, 1997


                                                     COMMON STOCK                                            TREASURY STOCK

                                                                                        (Accumulated
                                                                           Capital in      Deficit)
                                                Number of                   Excess of      Retained       Number of
                                                 Shares        Amount       Par Value      Earnings        Shares         Amount
                                              -----------   -----------   -----------    -----------    -----------    -----------
BALANCE, September 30, 1995 ...............     2,099,000   $   210,000   $ 6,685,000    $   (33,000)     1,246,000    $ 5,010,000

Net income ................................          --            --            --          786,000           --             --

Purchase of 39,000 shares of treasury stock          --            --            --             --           39,000        173,000

Exercise of stock options .................          --            --        (290,000)          --          (93,000)      (372,000)
                                              -----------   -----------   -----------    -----------    -----------    -----------
BALANCE, September 28, 1996 ...............     2,099,000       210,000     6,395,000        753,000      1,192,000      4,811,000

Net income ................................          --            --            --        1,093,000           --             --

Purchase of 160 shares of treasury stock ..          --            --            --             --             --            1,000
                                              -----------   -----------   -----------    -----------    -----------    -----------
BALANCE, September 27, 1997 ...............     2,099,000   $   210,000   $ 6,395,000    $ 1,846,000      1,192,000    $ 4,812,000
                                              ===========   ===========   ===========    ===========    ===========    ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                    FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 27, 1997


                                                            1996             1997
                                                        -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

         Net income ...............................     $   786,000      $ 1,093,000
         Adjustments to reconcile net income
         to net cash provided by
         operating activities:
           Depreciation and amortization ..........         659,000          619,000
           Provision for uncollectible
             notes and mortgages receivable .......         104,000           21,000
           Change in provision for potential
             uninsured claims .....................          12,000          (58,000)
           Recognition of deferred gains
             and other deferred income ............        (114,000)          (6,000)
           Loss on property, equipment
             and liquor licenses ..................          53,000           19,000
           Gain on sale of Pennsylvania
             limited partnership ..................        (135,000)            --
           Sale of management rights ..............            --           (150,000)

         Changes in assets and liabilities:

           (Increase) decrease in receivables .....        (235,000)         328,000
            Increase in inventories ...............         (87,000)        (175,000)
            Decrease (increase) in prepaid expenses          45,000           (5,000)
           (Increase) decrease in other assets ....        (326,000)          38,000
           (Decrease) increase in accounts payable         (174,000)         277,000
           (Decrease) increase in accrued
             and other current liabilities ........         (57,000)          93,000
                                                        -----------      -----------
         Net cash provided by
           operating activities ...................         531,000        2,094,000
                                                        -----------      -----------

                     FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 27, 1997

                                                              (continued)

                                                             1996              1997
                                                        ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

         Net proceeds from sale of property,
           equipment, liquor licenses
           and management rights ..................          10,000           95,000
         Collections on notes and
           mortgages receivable ...................         290,000           56,000
         Purchase of property and equipment .......        (613,000)        (983,000)
         Investment in joint ventures .............        (120,000)        (428,000)
         Proceeds (adjustment) from sale
           of Pennsylvania limited partnership ....         156,000          (31,000)
                                                         ----------       ----------

         Net cash used in
           investing activities ...................        (277,000)      (1,291,000)
                                                         ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Borrowings of long-term debt .............            --            423,000
         Payments of long-term debt ...............         (60,000)         (33,000)
         Payments of obligations under
           capital leases .........................         (54,000)         (59,000)
         Payments of damages payable on
           terminated or rejected leases ..........        (241,000)        (248,000)
         Change in amount due to Pennsylvania
           limited partnership ....................         303,000         (348,000)
         Purchase of treasury stock ...............        (173,000)          (1,000)
         Proceeds from exercise of options ........          82,000             --
                                                         ----------       ----------

         Net cash used in
           financing activities ...................        (143,000)        (266,000)
                                                         ----------       ----------

                     FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 27, 1997

                                      (continued)


                                                               1996             1997
                                                            ----------      ----------
NET INCREASE IN CASH AND
         CASH EQUIVALENTS ............................         111,000         537,000

CASH AND CASH EQUIVALENTS,
         BEGINNING OF YEAR ...........................         686,000         797,000
                                                            ----------      ----------
CASH AND CASH EQUIVALENTS,
         END OF YEAR .................................      $  797,000      $1,334,000
                                                            ==========      ==========


Supplemental disclosures of cash flow information:

         Cash paid during the year for:

           Interest ..................................      $  131,000      $  142,000
           Income taxes ..............................           6,000          18,000

         Noncash Activities:

           Retirement of fully depreciated
           equipment .................................      $   51,000      $  235,000

           Exchange of note receivable
           for liquor license ........................      $   50,000      $     --

           Exchange of note receivable
           for sale of management rights .............      $     --        $  100,000

           Investment in joint ventures ..............      $     --        $  439,000

           Write-off of fully reserved
           mortgage receivable .......................      $     --        $   60,000

           Exchange of note payable
           for purchase of land ......................      $     --        $  485,000


The accompanying notes to consolidated financial statements are an integral part of these statements.

                     FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 28, 1996 AND SEPTEMBER 27, 1997


(1)      NATURE OF OPERATIONS:

         Incorporated in 1959, Flanigan's Enterprises, Inc. ("Flanigan's" or the "Company") began operations in South Florida as a chain of small cocktail lounges and package liquor stores. At September 27, 1997, the Company owns and/or operates five full-service restaurants, four package liquor stores, four combination full-service restaurants and package liquor stores in Florida, and one club in Georgia, for which Flanigan's receives an owner's fee pursuant to a management agreement. The Company's restaurants are operated under the "Flanigan's Seafood Bar and Grill" servicemark while the Company's package stores are operated under the "Big Daddy's Liquors" servicemark. Additionally, the Company holds interests in seven franchised units.

(2)      PETITION IN BANKRUPTCY:

         On November 4, 1985, Flanigan's Enterprises, Inc., not including any of its subsidiaries, filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. Flanigan's was authorized to continue in the management and control of its business and property as debtor-in- possession under the Bankruptcy Code. On May 5, 1987, Flanigan's Plan of Reorganization, as amended and modified (the "Plan"), was confirmed by the Bankruptcy Court. On December 28, 1987, Flanigan's was officially discharged from bankruptcy.

         The Bankruptcy Code allows the debtor-in-possession to either assume or reject certain liabilities, leases, or other executory contracts subject to court approval. Lessors or other parties to contracts, which are rejected are entitled to file claims for losses or damages sustained as a result of the rejection. In fiscal 1986, Flanigan's recorded estimated damages of $4,278,000 for claims for losses as a result of rejected leases. Because the damage payments were to be made over nine years, the total amount due was discounted at a rate of 9.25%, Flanigan's then effective borrowing rate. During fiscal 1991 and 1992, Flanigan's renegotiated the payment of this obligation to extend through fiscal 2002, which effectively reduced the discount rate to 3.71%. Remaining liabilities for damage payments are included as "Damages Payable on Terminated or Rejected Leases" in the accompanying consolidated balance sheets. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of damages payable on terminated or rejected leases is approximately $1,114,000. The fair value of all other financial instruments approximates the carrying value on the balance sheets, due to their short-term nature or market rates of interest.

         As of September 27, 1997, damages payable on terminated or rejected leases, including imputed interest, mature as follows:


                Fiscal                                         Amount
                ------                                         ------

                  1998                                       $  300,000
                  1999                                          300,000
                  2000                                          300,000
                  2001                                          300,000
                  2002                                          120,000
                                                              ---------
                                                              1,320,000

                  Less - Amount representing
                           interest                            (107,000)
                                                             ----------
                                                             $1,213,000
                                                             ==========

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

         (d)  Liquor Licenses -

         Liquor licenses purchased prior to October 31, 1970 (the date Accounting Principles Board ("APB") Opinion No. 17 became effective), amounted to $145,000 at September 28, 1996 and September 27, 1997, and are not amortized unless an impairment in value is indicated. The cost of liquor licenses acquired subsequent to October 31, 1970, is amortized over a period of 40 years.

         (e)  Property and Equipment -

         For financial reporting, the Company uses the straight-line method for providing depreciation and amortization on property and equipment. Property and equipment at September 28, 1996 and September 27, 1997, consisted of the following:

                                             Useful
                                             Lives                   1996                    1997
                                            ----------           -----------             -----------
         Land and land improvements            N/A               $      -                $   630,000

         Furniture and equipment            3 -7 years             4,548,000               4,839,000
         Leasehold interests and
           improvements                     See below              4,595,000               4,929,000
                                                                   ---------               ---------
                                                                   9,143,000              10,398,000
         Less - accumulated
           depreciation and
           amortization                                           (6,509,000)             (6,854,000)
                                                                   ---------               ---------
                                                                 $ 2,634,000             $ 3,544,000
                                                                 ===========             ===========


         Leasehold interests are amortized over the minimum term of the lease. Leasehold improvements are amortized over the life of the lease up to a maximum of 10 years. If the locations are sold or abandoned before the end of the amortization period, the unamortized cost is expensed.

         (f)  Investment in Joint Ventures-

         The equity method of accounting is used when the Company has a twenty percent to fifty percent interest in other companies, joint ventures, and partnerships, and can exercise significant influence. Under the equity method, original investments are recorded at cost and are adjusted by dividends and the Company's share of undistributed earnings or losses.

         (g)  Newly Issued Accounting Pronouncement-

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 supersedes the previous standard (Accounting Principles Board Opinion No. 15), modifies the methodology for calculating earnings per share, and is effective for annual and interim periods ending after December 15, 1997; early adoption is not permitted. Upon adoption in its interim financial statements for the quarter ending December 27, 1997, the Company will be required to restate previously reported earnings per share data to conform with the requirements of SFAS No. 128. Had the provisions of SFAS No. 128 been applicable to the accompanying consolidated financial statements, basic and diluted earnings per share would have been $.87 and $.86 in 1996, respectively and $1.21 and $1.18 in 1997, respectively.

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

         (i) Stock-based Compensation-

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") encourages, but does not require companies to record compensation plans using a fair value based method. The Company has chosen to continue to account for stock-based compensation using the intrinsic value based method prescribed in APB Opinion No. 25, "Accounting for Stock issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the corporation's stock at the date of the grant over the amount an employee must pay to acquire the stock.

         (j) Long-Lived Assets-

         The Company continually evaluates whether events and circumstances have occurred that may warrant revision of the estimated life of its intangible assets and other long-lived assets or whether the remaining balance of its intangible assets and other long-lived assets should be evaluated for possible impairment. When such factors, events or circumstances indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted cash flow over the remaining lives of the intangible assets in measuring their recoverability.

(4)      INCOME TAXES:

         The Company accounts for its income taxes using SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

         The components of the Company's provision for income taxes, which is all current, for the fiscal years ended 1996 and 1997 are as follows:


                                              1996                       1997
                                            ---------                 ---------

         Federal                            $  1,000                 $   8,000
         State                                 5,000                     5,000
                                            --------                  --------
                                            $  6,000                 $  13,000
                                            ========                  ========

         A reconciliation of income tax computed at the statutory federal rate to income tax expense is as follows:

                                                          1996                1997
                                                       ---------            ---------
Tax provision at the
  statutory rate of 34% ....................           $ 269,000            $ 376,000

State income taxes, net of
  federal income tax benefit ...............               3,000                3,000

Benefit of operating loss
  carryforward .............................            (251,000)            (383,000)

Other ......................................             (15,000)              17,000

                                                       ---------            ---------
                                                       $   6,000            $  13,000
                                                       =========            =========

         In fiscal 1991 and prior years, the Company generated loss carryforwards for both financial statement and tax purposes. At September 27, 1997, the available tax loss carryforward is approximately $3,075,000, which expires between 2002 and 2006.

         In addition to net operating loss carryforwards, the Company has deferred tax assets amounting to approximately $427,000 at September 27, 1997, which arise primarily due to depreciation recorded at different rates for tax and book purposes, and capital leases, allowances for uncollectible amounts and accruals for potential uninsured claims, all recorded for financial reporting purposes but not recognized for tax purposes. Because realization of the total amount of available net deferred tax assets, including net operating loss carryforwards, is not "more likely than not", a valuation allowance has been provided as follows:

         Deferred tax item

                                                     Tax Effect           Tax Effect
                                                        1996                  1997
                                                     -----------          -----------
Book/tax differences in
  property and equipment ...................         $   275,000          $   268,000
Receivable allowances ......................              55,000               42,000
Leases, capitalized for books only .........              86,000               77,000
Accruals for potential
  uninsured claims .........................              54,000               34,000
Discount on damages payable ................             (54,000)             (37,000)
Other, net .................................             117,000               43,000
Net operating loss carryforward,
  tax effected .............................           1,428,000            1,045,000

Valuation allowance ........................          (1,961,000)          (1,472,000)
                                                     -----------          -----------
                                                     $     ---            $    ---
                                                     ===========          ===========

(5)      LEASES:

         The Company leases a substantial portion of the land and buildings used in its operations under leases with initial terms expiring between 1997 and 2049. Renewal options are available on many of the leases. In certain instances, lease rentals are subject to cost-of-living increases or fair market rental appraisals and/or sales overrides. Certain properties are subleased through various expiration dates.

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

         Future minimum lease payments under capital leases and noncancellable operating leases, including leases under which the Company is contingently liable, and noncancellable sublease income are as follows:

                                                       Capital                     Operating                   Sublease
                                                       Leases                      Leases                      Income
                                                     ----------                 -------------               -----------
              1998                                    $  118,000                 $   1,312,000              $    740,000
              1999                                       109,000                     1,178,000                   598,000
              2000                                        77,000                       924,000                   549,000
              2001                                        55,000                       454,000                   352,000
              2002                                        32,000                       261,000                   180,000
              Thereafter                                 233,000                     2,298,000                 1,491,000
                                                      ----------                 -------------               -----------
              Total                                   $  624,000                 $   6,427,000               $ 3,910,000
                                                                                 =============               ===========
              Less - Amount representing
                     interest                           (235,000)
                                                      ----------
              Present value of minimum
                    lease payments                    $  389,000
                                                      ==========

         Total rent expense for all operating leases (including those with an initial term of less than one year and net of subleases) was $634,000 and $622,000 in 1996 and 1997, respectively, and is included in "Occupancy costs" in the accompanying consolidated statements of income.

         Aggregate annual rentals under leases with related parties, net of applicable sublease income, were approximately $251,000 in 1996 and 1997. Remaining rental commitments included in future minimum rental payments required under these leases are approximately $656,000 as of September 27, 1997.

(6)      RECEIVABLES:

         Receivables, net of allowances for uncollectible amounts and deferred gains, consists of the following at September 28, 1996 and September 27, 1997:

                                                                                                    1996                     1997
                                                                                                 ---------                ----------
         Notes and mortgages receivable from unrelated parties, bearing interest at rates ranging from 9% to 15% and due in varying installments
           through 2002                                                                          $ 365,000                $ 129,000

         Notes and mortgages  receivable from related parties,  bearing interest at rates ranging from 10% to 14% and due
           in varying installments through 2001                                                      3,000                  221,000

         Various noninterest-bearing
           receivables currently due                                                               466,000                  124,000
                                                                                                 ---------                ---------
                                                                                                   834,000                  474,000

           Less  -         Deferred gains                                                         (109,000)                (102,000)

                           Allowance for
                             uncollectible amounts                                                (163,000)                (124,000)
                                                                                                 --------                 ---------
                                                                                                   562,000                  248,000
         Amount representing current portion                                                       486,000                   80,000
                                                                                                 ---------                ---------
                                                                                                 $  76,000                $ 168,000
                                                                                                 =========                =========

         The majority of the notes and mortgages receivable represent amounts owed to the Company for store operations which were sold. Unless a significant amount of cash is received on the sale, a pro rata portion of the gain is deferred and recognized only as payments on the notes and mortgages are received by the Company. Any losses on sales of stores are recognized currently. During fiscal 1996 and 1997, $114,000 and $6,000, respectively, of deferred gains were recognized on collections of such notes receivable.

         Receivables at September 27, 1997 mature as follows:

                           1998                                 $ 174,000
                           1999                                    41,000
                           2000                                    45,000
                           2001                                    47,000
                           2002                                    53,000
                           Thereafter                             114,000
                                                                ---------
                                                                $ 474,000
                                                                =========
(7)      INVESTMENT IN JOINT VENTURES:

         During the first quarter of fiscal year 1996, the Company began operating a restaurant in Miami, Florida, under the "Flanigan's Seafood Bar and Grill" servicemark as general partner and fifty percent owner of a limited partnership established for such purpose.

         During the third quarter of fiscal year 1997, a related party formed a limited partnership to own a certain franchise in Fort Lauderdale, Florida, through which it raised the necessary funds to renovate the restaurant. The Company is a twenty-five percent limited partner in the franchise, and other related parties, including but not limited to, officers and directors of the Company and their families, are also investors.

         During the fourth quarter of fiscal year 1997, the Company formed a limited partnership and raised funds through a private offering to purchase the assets of a restaurant in Surfside, Florida and renovate the same for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company acts as general partner of the limited partnership and is also a forty percent limited partner. Other related parties, including but not limited to officers and directors of the Company and their families are also investors.

         The following is a summary of condensed unaudited financial information pertaining to the Company's joint venture investments:


                                                        9/28/96               9/27/97
                                                      ----------            ----------
Current assets ...........................            $   66,000            $1,374,000
Noncurrent assets ........................               249,000             1,936,000
Current liabilities ......................                82,000               176,000
Noncurrent liabilities ...................                  --                 629,000
Revenues .................................             1,976,000             3,258,000
Income from operations ...................             1,254,000             2,118,000
Net income ...............................               135,000               419,000

(8)      ACCRUED AND OTHER CURRENT LIABILITIES:

         Accrued and other current liabilities consist of the following at September 28, 1996 and September 27, 1997:

                                                          1996                  1997
                                                      ----------            ----------
Property taxes ...........................            $   94,000            $   72,000
Salaries and wages .......................               253,000               340,000
Franchisee advance funds .................                67,000                57,000
Potential uninsured claims ...............               159,000               101,000
Investment in joint venture ..............                  --                 439,000
Other ....................................               247,000               295,000
                                                      ----------            ----------
                                                      $  820,000            $1,304,000
                                                      ==========            ==========

         Franchisee advance funds represent cash balances held by the Company on behalf of franchisees (see Note 11) for inventory purchases to be made as part of the Company-sponsored cooperative buying program.

(9)      LONG-TERM DEBT:

         Long-term debt consists of the following at September 28, 1996 and September 27, 1997:

                                                                                                   1996                      1997
                                                                                                 ---------                 ---------
         Mortgages payable,  secured by land,  bearing interest at 8% payable in monthly installments of principal and interest,
           maturing in April 2007                                                                $     -                   $ 480,000


         Note payable to  various  employees,  related  and  unrelated  parties, secured by various  receivables,  bearing interest at 12%, payable in monthly installments of principal and interest, maturing in
           July 2002                                                                                 -                       366,000


         Note payable, secured by vehicles,
           bearing interest at 8.5%, payable
           in monthly installments of principal
           and interest, maturing in September 2000                                                  -                        50,000


                                                        1996             1997
                                                     ---------        ----------
Other notes payable, bearing interest at
  rates ranging from 7-1/4% to 10%, due in
  varying installments through 1997 ..........          21,000             --
                                                     ---------        ---------
                                                        21,000          896,000

Less - Current portion .......................         (16,000)         (84,000)
                                                     ---------        ---------
                                                     $   5,000        $ 812,000
                                                     =========        =========

         Long-term debt at September 27, 1997 matures as follows:


                       Year                                     Amount
                       ----                                   ---------
                       1998                                   $ 84,000
                       1999                                     95,000
                       2000                                    106,000
                       2001                                     98,000
                       2002                                     94,000
                   Thereafter                                  419,000
                                                               -------
                                                              $896,000
                                                              ========

(10)     COMMITMENTS AND CONTINGENCIES:

          Guarantees

         The Company is contingently liable for annual rentals in the amount of approximately $556,000 at September 27, 1997, for lease obligations in connection with the assignment of leases on stores sold. In the event of default under any of these agreements, the Company will have the right to repossess the premises.

         Employment Agreement

         On June 3, 1987, the Company entered into an employment agreement (the "Employment Agreement") with the Chairman of the Board, which was ratified by the stockholders at the Company's 1988 annual meeting. The Employment Agreement provides, among other things, for annual compensation of $150,000, through December 31, 1997, renewable annually, as well as a bonus based on the Company's cash flow, as defined. Subsequent to year end, the Employment Agreement was renewed through December 31, 1998. This Employment Agreement was amended in January 1997 to redefine a bonus equal to 15% of the Company's annual pre-tax income in excess of $650,000 and to grant stock options (discussed in Note 13). For fiscal year 1996, no bonus was earned under the Employment Agreement. For fiscal year 1997, a bonus of $78,000 was earned under the amended Employment Agreement. The Employment Agreement further provides that in the event of termination, the Chairman of the Board would be entitled to a maximum payment of $450,000.

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

         Certain liquor liability suits are still in the discovery stage, and the potential liability to the Company has not been determined. The Company has accrued for potential losses based on estimates received from legal counsel and historical experience. Such accrual is included in "Accrued and other current liabilities" in the accompanying consolidated financial statements.


(11)     FRANCHISE PROGRAM:

         At September 27, 1997, seven stores were operated under franchise agreements. Under the franchise agreements, the Company agrees to provide guidance, advice and management assistance to the franchisees. The Company also agrees to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. The franchise agreements provide for fees to the Company of approximately 3% of gross sales. Of the seven franchised stores, five are owned or operated by related parties. When received, initial franchise fees are deferred and recognized ratably as payments are received on the related notes. The Company is not currently offering or accepting new franchises.

(12)     DUE TO PENNSYLVANIA LIMITED PARTNERSHIP:

         Through September 20, 1996, the Company operated a club in Pennsylvania through a limited partnership (the "Partnership") in which the Company acted as the general partner. The Company recorded management fee income related to this agreement of $66,000 in 1996, included as "Management fees from Pennsylvania limited partnership" in the accompanying 1996 consolidated statement of income.

         On September 20, 1996, the Partnership's assets were sold for approximately $500,000. Such proceeds were received by the Company. Accordingly, the accompanying consolidated balance sheet at September 28, 1996 reflects a liability of $430,000, which includes the limited partners' proceeds from the sale of the Partnership's assets, the limited partners' distributions for 1996 operations, and a reserve for the Partnership's remaining liabilities. Liabilities to the limited partners and remaining liabilities of the Partnership are included as "Due to Pennsylvania limited partnership" in the accompanying consolidated balance sheets. The Company recognized a gain of $135,000 in 1996 on the sale of the Partnership's assets; the gain is included as "Gain on sale of Pennsylvania limited partnership" in the accompanying 1996 consolidated statement of income.

(13)     STOCK OPTION PLANS:

         Employment Agreement - Chairman of the Board

         The Employment Agreement provides for the issuance of stock options to purchase up to 93,092 shares of the Company's common stock. In December 1989, the Chairman's option exercise prices were reduced from a range of $4.00 to $4.125 to $.875, an exercise price in excess of the then fair market value of the Company's common stock. In fiscal 1996, these options were exercised.

         During fiscal 1992, additional options to purchase up to 46,540 shares were granted to the Chairman at an exercise price of $2.25 per share which expired February 27, 1997. Exercise prices at the dates of grant equaled the then fair market value of the Company's common stock; therefore, no related compensation expense was recorded. On February 25, 1994, the Chairman's option exercise prices on the additional options were increased from $2.25 to $6.50, and the expiration date was extended to February 27, 2002.

         In January 1997, the Company amended the Chairman's Employment Agreement. The amendment grants the Chairman an additional option to acquire 4.99% of the common stock of the Company outstanding as of the date of exercise, but not less than 45,350 shares, at the option price of $4.95 per share. The options expire December 31, 2001.


         Key Employee Incentive Stock Option Plan

         In December 1993, the Board of Directors approved a Key Employee Incentive Stock Option Plan, which reserved and authorized the issuance of 100,000 shares of the Company's common stock to eligible employees. At the Company's 1994 annual meeting, the stockholders approved this plan.

         At September 27, 1997, options for all of the shares of common stock that were reserved for issuance to the Key Employee Incentive Stock Option Plan had been issued.

         Changes in outstanding incentive stock options for common stock are as follows:

                                                        1996               1997
                                                     --------           --------
Outstanding at beginning of year ..........           191,632            146,540
Options granted ...........................            48,000             45,350
Options exercised .........................           (93,092)              --
                                                     --------           --------
Outstanding at end of year ................           146,540            191,890
                                                     --------           --------
Exercisable at end of year ................           146,540            191,890


         Weighted average option exercise price information for fiscal years 1996 and 1997 is as follows:

                                                             1996            1997
                                                           --------        --------
Outstanding at beginning of year ...............           $   2.95        $   4.51
Granted during the year ........................               3.68            4.95
Exercised during the year ......................                .88         --
                                                           --------        --------
Outstanding at end of year .....................               4.51            4.61
                                                           --------        --------
Exercisable at end of year .....................           $   4.51        $   4.61

         Significant options groups outstanding at September 27, 1997 and related weighted average price and life information are as follows:


           Grant                     Options                    Options            Exercise                  Remaining
           Date                    Outstanding               Exercisable            Price                  Life (years)
           ----                    -----------               -----------            -----                  ------------
          2/25/94                     46,450                     46,450             $  6.50                   5 yrs
          4/19/94                     52,000                     52,000             $  3.50                   2 yrs
         12/21/95                     30,000                     30,000             $  3.25                   3 yrs
          3/14/96                     18,000                     18,000             $  4.38                   4 yrs
          1/08/97                     45,350                     45,350             $  4.95                   4 yrs

         The Company applies APB No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation for the Company's stock-based compensation plans been determined pursuant to SFAS No. 123, the Company's net income and earnings per share would have decreased accordingly. Using the Black-Scholes option pricing model for all options granted after January 1, 1995, the Company's pro forma weighted average fair value of options granted, with related assumptions, are as follows:

                                                  1996                 1997
                                                --------             --------
         Pro forma net income                   $    711             $  1,017
         Pro forma earnings
           per share (primary)                  $    .72             $   1.09
         Pro forma earnings
           per share (fully diluted)            $    .72             $   1.01
         Pro forma weighted average fair
           value of options granted             $   1.58             $   1.81
         Expected life (years)                         5                    5
         Risk-free interest rate                     5.5%                 5.9%
         Expected volatility                          39%                  39%

         Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

(14)     INCOME PER COMMON SHARE:

         Net income per common share is calculated by dividing net income by the weighted average number of shares and share equivalents outstanding.


                                                              ---------------------------------------------------------
                                                                       1996                                1997
                                                              --------------------------         ------------------------
                                                                                 Fully                              Fully
                                                              Primary           Diluted          Primary           Diluted
                                                              -------           -------          -------           -------
         Weighted average shares outstanding                   897,000           897,000          907,000          907,000

         Incremental shares after
           application of the treasury
           stock method or modified
           treasury stock method, as
           applicable                                           87,000            89,000           28,000          102,000
                                                             ---------         ---------        ---------        ---------

         Shares used in calculation of
           net income per common share                         984,000           986,000          935,000        1,009,000
                                                             =========         =========        =========        ==========

(15)     RELATED PARTY TRANSACTIONS:

         In fiscal 1990, the Company's Chairman and a relative formed a corporation to manage one of the Company's franchised stores. The corporation continues to manage the franchised store.

         During fiscal 1996 and 1997, the Company incurred legal fees of approximately $96,000 (in salary) for services provided by a member of the Board of Directors.

         Effective September 30, 1996, one franchised combination package store and restaurant terminated its franchise agreement. The franchise was sold to a related third party (the "First Purchaser"), with the Company's agreement to manage the franchise for this related party. Subsequent to the sale of the franchise, the Company accepted the offer of another franchisee (the "Manager"), also a related party, to purchase the Company's right to manage the franchise for the sum of $150,000, consisting of $50,000 cash and a $100,000 note receivable. Additionally, the Manager formed a limited partnership which purchased the franchise from the First Purchaser. The Company recognized
$150,000 of income in fiscal 1997, which is included in "Sale of management rights" in the accompanying 1997 consolidated statement of income. The Company also purchased a 25% interest in the limited partnership.

         Also see Notes 5, 6, 7, 9, 10, 11 and 13 for additional related party transactions.

(16)     BUSINESS SEGMENTS:

         The Company operates principally in two segments - retail package stores and restaurants. The operation of package stores consists of retail liquor sales. The restaurant operations include bar sales from cocktail lounges (in 1996), restaurant bar sales and food sales.

         Information concerning the revenues and operating income for the years ended September 28, 1996 and September 27, 1997, and identifiable assets for the two segments in which the Company operates, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash and notes and mortgages receivable. The Company does not have any operations outside of the United States and intersegment transactions are not material.

                                                    1996                 1997
                                               ------------        ------------
OPERATING REVENUES:
         Retail package stores .........       $  6,112,000        $  6,681,000
         Restaurants ...................         13,042,000          12,535,000
         Other revenues ................          1,030,000           1,104,000
                                               ------------        ------------
Total operating revenues ...............       $ 20,184,000        $ 20,320,000
                                               ============        ============

INCOME FROM OPERATIONS RECONCILED TO
INCOME BEFORE INCOME TAXES:
Operating income:
         Retail package stores .........       $    303,000        $    448,000
         Restaurants ...................          1,220,000           1,224,000
                                               ------------        ------------
                                                  1,523,000           1,672,000
         Corporate expenses,
           net of other revenues .......         (1,070,000)           (620,000)
                                               ------------        ------------
Operating income .......................            453,000           1,052,000
         Interest expense ..............           (131,000)           (101,000)
         Other .........................            470,000             155,000
                                               ------------        ------------
Income before income taxes .............       $    792,000        $  1,106,000
                                               ============        ============

IDENTIFIABLE ASSETS:
         Retail package stores .........       $  1,622,000        $  1,944,000
         Restaurants ...................          2,260,000           2,969,000
                                               ------------        ------------
                                                  3,882,000           4,913,000
         Corporate .....................          2,427,000           3,469,000
                                               ------------        ------------
Consolidated totals ....................       $  6,309,000        $  8,382,000
                                               ============        ============

                                                        1996             1997
                                                    ----------        ----------
CAPITAL EXPENDITURES:
         Retail package stores .............        $  199,000        $   85,000
         Restaurants .......................           350,000         1,288,000
                                                    ----------        ----------
                                                       549,000         1,373,000
         Corporate .........................            64,000            95,000
                                                    ----------        ----------
Total capital expenditures .................        $  613,000        $1,468,000
                                                    ==========        ==========


DEPRECIATION AND AMORTIZATION:
         Retail package stores .............        $  114,000        $   97,000
         Restaurants .......................           428,000           416,000
                                                    ----------        ----------
                                                       542,000           513,000
         Corporate .........................           117,000           106,000
                                                    ----------        ----------
Total depreciation and amortization ........        $  659,000        $  619,000
                                                    ==========        ==========

(17)     OTHER, NET:

         Other, net in the consolidated statements of income consist of the following for the years ended September 28, 1996 and September 27, 1997:

                                                       1996              1997
                                                    ---------         ---------
Non-franchise related rental income ........        $  32,000         $  32,000
Loss on retirement of fixed assets .........          (79,000)          (19,000)
Gain on repossession of store ..............           50,000              --
Gain on sale of liquor licenses ............           26,000              --
Insurance recovery .........................           53,000            13,000
Adjustment on sale of Pennsylvania
         limited partnership ...............             --             (31,000)
Miscellaneous ..............................           42,000             5,000
                                                    ---------         ---------
                                                    $ 124,000         $    --
                                                    =========         =========

(18)     SUBSEQUENT EVENTS:

         In December 1997, the Company borrowed $500,000 from Barnett Bank. The loan is fully amortized over three years with interest accruing at the prime rate charged by Barnett Bank to its commercial customers. The loan is payable in twelve equal quarterly installments of principal, commencing March 31, 1998, with interest payable monthly. The Company has pledged twelve liquor licenses as collateral.

         During fiscal year 1996, the Company's franchise agreement with a member of Mr. Flanigan's family expired and the Company declined to offer the franchisee the option of executing its new franchise agreement. During the first quarter of fiscal year 1997, the Company filed suit against the franchisee for servicemark infringement, seeking injunctive relief and monetary damages. Subsequent to the end of fiscal 1997, a Stipulated Agreed Order of Dismissal Upon Mediation was issued whereby the Company received $110,000 and the former franchisee agreed to cease all use of the "Flanigan's" servicemark and other trade dress features common to the Company owned and/or franchised restaurants.

         Subsequent to yearend the Company received written notification from a landlord that an oral month to month lease agreement for a package liquor store the Company is currently operating, will terminate as of December 31, 1997. The Company does not expect to recognize any gain or loss on the closing of this store.

                                                                                                   SCHEDULE II
                                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                          FOR THE YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 27, 1997



         Col. A                                  Col. B           Col. C            Col. D           Col. E
                                                                  Additions
                                                 Balance at       Charged to                         Balance at
                                                 Beginning        Cost and Amounts                   End of
         Description                             of Period        Expenses          Written off      Period
         -----------                             ---------        --------          -----------      ------



FOR THE YEAR ENDED SEPTEMBER 28, 1996
         Allowance for uncollectible
           notes and mortgages receivable        $ 291,000        $  104,000        $ (232,000)      $ 163,000
                                                 =========        ==========        ==========       =========

FOR THE YEAR ENDED SEPTEMBER 27, 1997
         Allowance for uncollectible
           notes and mortgages receivable        $ 163,000        $   21,000        $ (60,000)       $ 124,000
                                                 =========        ==========        =========        =========