Form 10QSB
period 1997-12-27
FLANIGANS ENTERPRISES INC
filed 1998-02-10
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended December 27, 1997

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


                                      NA
--------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes [ X ]    No [  ]

Indicate the number of shares outstanding of each of the issuers classes of Common Stock as of the latest practicable date: 907,000

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                December 27, 1997



PART I.           FINANCIAL INFORMATION


         1.       UNAUDITED CONDENSED FINANCIAL STATEMENTS

                  Consolidated Summary of Earnings -- For the Thirteen Weeks ended December 28, 1996 and December 27, 1997

                  Consolidated Balance Sheets -- as of September 27, 1997 and December 27, 1997

                  Consolidated Statements of Cash Flows for the Thirteen Weeks Ended December 28, 1996 and December 27, 1997

                  Notes to Consolidated Financial Statements


         2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.          OTHER INFORMATION AND SIGNATURES:



                  6.       Exhibits and Reports on Form 8-K
                           (a)      Exhibits
                           (b)      Reports on Form 8-K

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS ENDED
                     DECEMBER 28, 1996 and DECEMBER 27, 1997
                      (In Thousands Except Per Share Data)

                                                    DECEMBER 28,      DECEMBER 27,
                                                        1996              1997
                                                      ---------       ---------


PROVISION FOR INCOME TAXES: ....................      $    --         $    --
                                                      ---------       ---------

         Net income ............................      $     201       $     282
                                                      =========       =========

         In March 1997, the Financial Standards Accounting Board issued Statement of Financial Accounting Standards ("SFAS") NO. 128, "Earnings Per Share" which establishes standards for computing and presenting earnings per share ("EPS"). This Statement replaces primary and fully diluted EPS with basic and diluted EPS.

         The following data show the amounts used in computing earnings per share and the effects on income and the weighted-average number of shares of optional dilutive common stock.

                           First Quarter Ended       First Quarter Ended
                               DECEMBER 28,              DECEMBER 27,
                                  1996                       1997
                    Income        Shares             Income    Shares
                   Numerator      Denom     EPS    Numerator   Denom.     EPS
                   ---------      -----     ---    ---------   ------     ---
BASIC EPS          201,000       907,378    0.22     282,464     907,218   0.31

Stock  Options           -        74,746                 -        97,568
                   -------       -------             --------   --------

DILUTED EPS        201,000       982,124    0.20     282,464   1,004,786  0.28
                   -------       -------             --------  ---------


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS ENDED
                     DECEMBER 28, 1996 and DECEMBER 27, 1997
                      (In Thousands Except Per Share Data)
                                  (continued)

                                                    DECEMBER 28,      DECEMBER 27,
                                                        1996              1997
                                                      ---------       ---------
NET INCOME
         PER COMMON SHARE:
         Primary ...............................      $     .21       $    --
                                                      =========       =========

         Fully Diluted .........................      $     .21       $    --
                                                      =========       =========


WEIGHTED AVERAGE SHARES
         AND EQUIVALENT SHARES OUTSTANDING:

         Primary ...............................        935,000           9,000
                                                      =========       =========

         Fully Diluted .........................        935,000           9,000
                                                      =========       =========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                         FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 27, 1997 AND DECEMBER 27, 1997

                                            ASSETS

                                                               SEPTEMBER 27,     DECEMBER 27,
                                                                   1997             1997
                                                               -----------      -----------
CURRENT ASSETS:
         Cash and equivalents ............................     $ 1,334,000      $ 1,008,000
         Receivables, including current portion
           of notes, and mortgages, less allowance
           for uncollectible amounts and
           deferred gains,  including  related party
           receivables of $19,000 and $21,000 (before
           allowances and deferred gains) in 1997 and 1998
           respectively ..................................          80,000          120,000
         Inventories, at lower of cost (first-
           in, first out) or market ......................       1,253,000        1,435,000
         Prepaid expenses ................................         333,000          212,000
                                                               -----------      -----------
         Total current assets ............................       3,000,000        2,775,000
                                                               -----------      -----------
PROPERTY AND EQUIPMENT, net ..............................       3,544,000        3,700,000
                                                               -----------      -----------
LEASED PROPERTY UNDER CAPITAL LEASES,
         less accumulated amortization of
         $687,000 and $720,000 in 1997
         and 1998 respectively ...........................         162,000          154,000
                                                               -----------      -----------
OTHER ASSETS:
         Liquor licenses, less accumulated
           amortization of $90,000 in 1997 and
           $93,000 in 1998 respectively ..................         358,000          355,000
         Notes and mortgages receivable, less
           allowance for uncollectible amounts and
           deferred gains, and including related
           party receivables of $84,000 and $66,000
           (before  allowances and deferred gains)
           in 1997 and 1998  respectively ................         168,000          154,000
         Investment in joint ventures.....................         987,000          987,000
         Other ...........................................         163,000          163,000
                                                               -----------      -----------
         Total other assets ..............................       1,676,000        1,659,000
                                                               -----------      -----------
                                                               $ 8,382,000      $ 8,288,000
                                                               ===========      ===========

                         FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 27, 1997 AND DECEMBER 27, 1997

                      LIABILITIES AND STOCKHOLDER'S INVESTMENT (DEFICIT)

                                                               SEPTEMBER 27,     DECEMBER 27,
                                                                   1997             1997
                                                               -----------      -----------
CURRENT LIABILITIES:
     Accounts payable ....................................     $   859,000      $ 1,243,000
         Accrued and other current liabilities ...........       1,304,000          624,000
         Current portion of long-term debt ...............          84,000           88,000
         Current obligations under capital
           leases ........................................          70,000           70,000
         Current portion of damages payable on
           terminated or rejected leases
           and other bankruptcy liabilities ..............         259,000          325,000
         Due to Pennsylvania
           limited partnership ...........................          82,000           38,000
                                                               -----------      -----------
         Total current liabilities .......................       2,658,000        2,388,000
                                                               -----------      -----------
LONG TERM DEBT, net of current
           portion .......................................         812,000          789,000
                                                               -----------      -----------
OBLIGATIONS UNDER CAPITAL LEASES,
           net of current portion ........................         319,000          302,000
                                                               -----------      -----------
DAMAGES PAYABLE ON TERMINATED OR
         REJECTED LEASES AND OTHER
         BANKRUPTCY LIABILITIES,
         net of current portion ..........................         954,000          888,000
                                                               -----------      -----------

STOCKHOLDERS' INVESTMENT (DEFICIT)
         Common stock, par value $.10
           authorized 5,000,000 shares,
           issued 2,099,000 shares .......................     $   210,000      $   210,000
         Capital in excess of par value ..................       6,395,000        6,395,000
         Retained earnings ...............................       1,846,000        2,128,000
         Less - Treasury stock, at cost,
           1,192,000 shares in 1997
           and 1998 respectively .........................      (4,812,000)      (4,812,000)
                                                               -----------      -----------
                                                                 3,639,000        3,921,000
                                                               -----------      -----------
                                                               $ 8,382,000      $ 8,288,000


           The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          FOR THE THIRTEEN WEEKS ENDED

                     DECEMBER 28, 1996 AND DECEMBER 27, 1997
                                 (In Thousands)


                                                            DECEMBER 28,   DECEMBER 27,
                                                               1996           1997
                                                              -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income .....................................     $   201      $   282
         Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities:
                  Depreciation and amortization
                    of property, equipment and
                    capital leases ......................         158          155
                  Amortization of liquor licenses .......           1            3
                  Recognition of deferred gains
                    and other deferred income ...........          (1)          (1)
                  Provision for uncollectible notes
                    and mortgages receivable ............          50         --
                  (Gain) loss on property, equipment
                    and liquor licenses .................          19         --

         Changes in assets and liabilities:

                  Decrease in receivables ...............         306          (40)
                  Increase in inventories ...............        (172)        (182)
                  Decrease (increase) in prepaid expenses         (54)         121
                  (Increase) decrease in other assets ...          10         --
                  Increase in accounts payable ..........         469          384
                  Decrease in accrued liabilities .......         (92)        (680)
                                                              -------      -------
                  Net cash provided by (used in)
                    operating activities ................         895           42
                                                              -------      -------

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          FOR THE THIRTEEN WEEKS ENDED

                     DECEMBER 28, 1996 AND DECEMBER 27, 1997
                                 (In Thousands)
                                  (continued)


                                                            DECEMBER 28,   DECEMBER 27,
                                                               1996           1997
                                                              -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Net proceeds from sale of property
           equipment and liquor licenses ................     $    20      $  --
         Collections on notes and
           mortgages receivable .........................          82           15
         Additions to notes and
           mortgages receivable .........................        (159)        --
         Additions to property and equipment ............        (134)        (303)
         Change in due to Pennsylvania
           limited partnership ..........................        (199)         (44)
                                                              -------      -------
         Net cash used in
           investing activities .........................        (390)        (332)
                                                              -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments of long-term debt .....................          (4)         (19)
         Payments of obligations under
           capital leases ...............................         (15)         (17)
                                                              -------      -------
         Net cash provided by (used in)
           financing activities .........................         (19)         (36)
                                                              -------      -------
NET INCREASE IN CASH AND EQUIVALENTS ....................         486         (326)

CASH AND EQUIVALENTS, BEGINNING OF YEAR .................         797        1,334
                                                              -------      -------

CASH AND EQUIVALENTS, END OF QUARTER ....................     $ 1,283      $ 1,008
                                                              =======      =======

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 27, 1997

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


(2)      ADJUSTMENTS:

         The financial information presented as of any date other than September 27, 1997 has been prepared from the books and records without audit. Financial information as of September 27, 1997 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended September 27, 1997.

(3)      Reclassification

         Certain amounts in the fiscal 1997 financial statements have been reclassified to conform to the fiscal 1998 presentation.

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

         As of the end of fiscal year 1996, all existing franchisees who operate restaurants under the "Flanigan's Seafood Bar and Grill" or other authorized service marks had executed new franchise agreements.

         During fiscal year 1996, the Company's franchise agreement with a member of Mr. Flanigan's family expired and the Company declined to offer the franchisee the option of executing its new franchise agreement. During the first quarter of fiscal year 1997, the Company filed suit against the franchisee for servicemark infringement, seeking injunctive relief and monetary damages. During the first quarter of fiscal year 1998 a Stipulated Agreed Order of Dismissal Upon Mediation was issued whereby the Company received $110,000 and the former franchisee agreed to cease all use of the "Flanigan's" servicemark and other trade dress features common to the Company owned and/or franchised restaurants.

         During the first quarter of fiscal year 1997, the Company entered into a Licensing Agreement with a member of Mr. Flanigan's family, licensing the non-exclusive use of the "Flanigan's' servicemark in the Commonwealth of Pennsylvania only. The Company receives no royalty fee or other compensation under this Licensing Agreement. During the first quarter of fiscal year 1997, the Company also entered into a Franchise Agreement with an unrelated franchisee in the Commonwealth of Pennsylvania, which Franchise Agreement includes the non-exclusive use of the "Flanigan's" servicemark at one franchised restaurant within the Commonwealth of Pennsylvania only. Under this Franchise Agreement, the Company receives a royalty fee equal to one percent of gross sales from the franchised restaurant, payable on a monthly basis.

         During the third quarter of fiscal year 1996, another unaffiliated franchisee expressed its intent to terminate its new franchise agreement (package liquor store only) and to return its unit, including restaurant, to the Company. In order to induce the franchisee to continue operating its franchise through the end of the fiscal year, the Company agreed to reduce the weekly sublease rent and suspend all weekly payments on account of its purchase money chattel mortgage. In the interim, the Company determined that the cost necessary to convert this unit to a "Flanigan's Seafood Bar and Grill" restaurant exceeded the funds available to the Company and on September 30, 1996, during the first quarter of fiscal year 1997, the franchise was sold to a related third party, in lieu of its return to the Company. The initial shareholder interest of all officers and directors, which was comprised of the Chairman and a member of is family, represented one hundred percent of the initial invested capital. It was also agreed that the Company would manage the franchise for the related third party, pursuant to a management agreement. Subsequent to the closing of the sale of the franchise, another related franchisee, who is also a member of the Board of Directors of the Company, paid the Company the sum of $150,000 to approve his purchase of this franchise from the related third party and for the Company to relinquish its right to act as manager of the franchise. As part of this transaction, the Company agreed to continue the reduced sublease rent, the waiver of any franchise royalties and the suspension of mortgage payments through March 1997. Since April 1, 1997 the Company has received the same weekly payment as previously paid by the former franchisee during fiscal year 1996. During the third quarter of fiscal year 1997 this related party formed a limited partnership to own this franchise and through which it raised the necessary funds to renovate the restaurant. The Company is a twenty-five percent owner of the limited partnership, as are other related parties, including but not limited to officers and directors of the Company and their families.

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

         In the second claim, a former employee alleged that her position with the Company was changed due to her pregnancy. The Equal Employment Opportunity Commission failed to make a determination on this claim within one hundred eighty (180) days of its filing and subsequent to the end of the fiscal year 1996, this claimant filed suit against the Company. The Company disputed this claim and vigorously defended the same. During the fourth quarter of fiscal year 1997, the former employee's attorney withdrew and during the first quarter of fiscal year 1998 the lawsuit was dismissed due to the failure of the former employee to retain substitute counsel.

         Employment Agreement

         On June 3, 1987, the Company entered into an employment agreement (the "Employment Agreement") with the Chairman of the Board, which was ratified by the stockholders at the Company's 1988 annual meeting. The Employment Agreement provides, among other things, for annual compensation of $150,000, as well as a bonus based on the Company's cash flow, as defined. The Employment Agreement is renewable annually and was renewed through December 31, 1998. This Employment Agreement was amended in January 1997 to redefine a bonus equal to 15% of the Company's annual pre-tax income in excess of $650,000 and to grant stock options (discussed in Note 13), which was ratified by the stockholders at the Company's 1997 Annual Meeting. For fiscal year 1996, no bonus was earned under the Employment Agreement. For fiscal year 1997, a bonus of $78,000 was earned under the amended Employment Agreement. The Employment Agreement further provides that in the event of termination, the Chairman of the Board would be entitled to a maximum payment of $450,000.

         The Company currently provides no post retirement benefits to any of its employees.

         Key Employee Incentive Stock Option Plan

         In December 1993, the Board of Directors approved a Key Employee Incentive Stock Option Plan, which reserved and authorized the issuance of 100,000 shares of the Company's common stock to eligible employees.

         During fiscal 1994, 52,000 stock options were granted at an exercise price of $3.50 per share which expire April 19, 1999. During fiscal year 1996, an additional 30,000 stock options were granted at an exercise price of $3.25 per share which expire December 21, 2000, and an additional 18,000 stock options were granted at an exercise price of $4.38 per share which expire March 14, 2001. Exercise prices at the date of grant equaled or exceeded the fair market value of the Company's common stock; therefore, no related compensation expense was recorded. No options have been exercised through the first quarter of fiscal year 1998.

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

         During fiscal year 1997, the Company settled its one remaining uninsured dram shop case against one of the limited partnerships in Pennsylvania and the Company as general partner, and currently has no dram shop cases pending. for further discussion see the section headed Insurance on page 12 of the Company's Annual Report on Form 10-KSB for the fiscal year ended September 27, 1997.

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

Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations.

         Flanigan's Enterprises, Inc., (the "Company") owns and/or operates restaurants with lounges, package liquor stores and an entertainment oriented club (collectively the "units"). At September 27, 1997, the Company was operating 14 units. The Company acquired ownership of the assets of the unit formerly operated by the Company pursuant to Court Order, and had interests in seven additional units which have been franchised by the Company. The table below sets out the changes, if any, in the type and number of units being operated.

                                                          FISCAL YEAR
                                          Dec. 28,         Dec. 27,                  NOTE
TYPES OF UNITS                              1996             1997           1997    NUMBER
--------------                              ----             ----           ----    ------
Combination package and restaurant            4                4              4
Restaurant only                               5                5              5
Package store only                            4                4              4     (1)(2)
Clubs                                         1                1              1

TOTAL - Company operated units               14               14             14

FRANCHISED - units                            7                7              7

Notes:

         (1) During the first quarter of fiscal year 1996 one franchisee terminated its franchise agreement and returned its franchised unit to the Company. The Company immediately began operating the package liquor store of the returned franchise unit.

         (2) During fiscal year 1995, the Company was granted possession of a store previously sold by the Company and began operating the package liquor store, pursuant to Court Order. During the first quarter of fiscal year 1997 the Company acquired ownership of this store through foreclosure.

Liquidity and Capital Resources

         Cash Flows

         The following table is a summary of the Company's cash flows for the first quarter of fiscal years 1997 and 1998.

                                                          Three months ended
                                                      Dec. 28,           Dec. 27,
                                                        1996              1997
                                                      -------           --------
                                                            (in thousands)
Net cash provided by
  operating activities .....................          $   895           $    42
Net cash (used in) provided by
 investing activities ......................             (390)             (332)
Net cash used in
 financing activities ......................              (19)              (36)
                                                      -------           -------
Net increase in cash
  and cash equivalents .....................              486               326
Cash and cash equivalents:
  Beginning of year ........................              797             1,334
                                                      -------           -------
  End of period ............................          $ 1,283           $ 1,008
                                                      =======           =======


         Improvements

         The Company had additions to fixed assets of $303,000 during the quarter ended December 27, 1997 compared to $134,000 for the same quarter last year and $1,468,000 for the fiscal year ended September 27, 1997. The additions were to continue upgrading existing units serving food, improvements to package stores, upgrading the corporate computer system and other improvements. During the third quarter of fiscal year 1997, the Company closed on its purchase of the real property adjacent to its restaurant at 4 N. Federal Highway, Hallandale, for a purchase price of $620,000, with the seller holding a purchase money mortgage in the amount of $485,000. The purchase of and the improvements to this property are included in the capital expenditures of $1,468,000 for the fiscal year ended September 27, 1997. Except as otherwise noted all of the funds for additions came from operations.

         All of the Company's units require periodic refurbishing in order to remain competitive. During fiscal year 1992, as cash flow improved, the Company embarked upon a refurbishing program which continued through fiscal year 1997. The budget for fiscal 1998 includes $500,000 for this program. The Company believes that improved operations will provide the cash to continue the refurbishing program.

         Working Capital

         The table below summarizes the current assets, current liabilities and working capital for the quarters ended December 28 1996 and December 27, 1997 and for the fiscal year ended September 27, 1997.


                                             December      December    September
 Item                                        28, 1996      27, 1997     27, 1997
 ----                                        --------      --------     --------
                                                        (in thousands)

Current assets .......................        $2,928        $2,770        $3,000
Current liabilities ..................         2,397         2,388         2,658
Working capital (deficit) ............           531           382           342

         As noted in Note 1 to the consolidated financial statements, during fiscal 1991 and 1992, the Company extended the payment schedule under the Plan for damages as a result of rejected leases through fiscal 2002 thereby reducing the payments from $500,000 per year to $200,000 per year for two years (fiscal 1991 and 1992), and thereafter to $300,000 per year until paid, but without reducing the total amount of bankruptcy damages.

Bankruptcy Proceedings

         As noted above and in Note 1 to the consolidated financial statements, on November 4, 1985, Flanigan's Enterprises, Inc., not including any of its subsidiaries, filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. The primary purposes of the petition were to reject leases which were significantly above market rates and to reject leases on closed units which had been repossessed by or returned to the Company. During the bankruptcy proceedings, the Company terminated or rejected 34 leases and renegotiated many of its remaining leases. As a result of the rejection of leases, the Company agreed to bankruptcy damages of $4,278,000 to the landlords of such rejected leases, payable pursuant to the Company's Plan. The Plan was approved by the Bankruptcy Court on May 5, 1987 and the Company was officially discharged from bankruptcy on December 28, 1987. See Item 3 and Item 7 of Part I of the Company's Annual Report on Form 10-KSB for the year ended September 27, 1997 for further discussion of the Company's bankruptcy proceedings. See Note 2 to the consolidated financial statements of the Annual Report on Form 10-KSB for the year ended September 27, 1997 for the current payment schedule of bankruptcy damages.

Other Legal Matters

         In addition to the above, see "Litigation" on page 13 of this report and see Item 3 and Item 7 to Part I of the Annual Report on Form 10-KSB for the fiscal year ended September 27, 1997 for a discussion of other legal proceedings resolved in prior years.

Results of Operation

REVENUES:
                                           December 28,        December 27,
                                               1996                1997
                                       -------------------   -----------------
                                        Amount     Percent   Amount    Percent
                                        ------     -------   ------    -------
Restaurant food sales ............     $2,303       47.9     $2,395       46.7
Restaurant bar sales .............        731       15.2        735       14.3
Package goods sales ..............      1,773       36.9      1,990       39.0

Total sales ......................      4,807      100.0      5,120      100.0

Franchise related revenues .......        132                   159
Owner's fee ......................         37                    37
Joint venture income .............         31                    66
Other operating income ...........         33                    58
                                       ------                ------
                                        5,052                 5,440


         Restaurant food sales represented 47.9% of total sales in the first quarter of fiscal 1997 as compared to 46.7% in the first quarter of fiscal 1998. The weekly average of same store restaurant food sales was $172,420 in 1997 and $179,076 in 1998, an increase of 3.8%.

         The same store weekly average for restaurant bar sales remained almost level at $56,228 for the first quarter of fiscal 1997 compared to $56,497 for the first quarter of fiscal year 1998. The Company's emphasis during the past few years has been toward increasing its restaurant food sales, which caters to a family oriented business.

         Package goods sales have reversed the decline of prior years going from a weekly average of same store sales of $136,153 for the first quarter of fiscal 1997 to $137,558 for the first quarter of fiscal 1998. The improvement in package goods sales is attributed to three factors. The Company has improved its wine selections and made its pricing more competitive, while the decline in the liquor market appears to have reached a plateau.

         The gross profit margin for restaurant and lounge sales went from 62.7% to 62.2% for the first quarter of fiscal years 1997 and 1998 respectively, a decrease of .5%. This increase in gross profit is a result of price increases for ribs that were not passed on to the consumer.

         The gross profit margin for package goods sales during the first quarter of fiscal year 1997 was 23.5% compared to 25.2% for the first quarter of fiscal year 1998. The increase reflects the higher percentage of wine sales to the total package sales. Wine sells at a higher percentage of profit.

         Overall gross profits were 48.2% in the first quarter of fiscal year 1997 compared to 47.8% for the first quarter of fiscal year 1998. The decrease is a result of the increased ratio of package sales to total sales.

Operating Costs and Expenses

         Operating costs and expenses for the first quarter of fiscal year 1997 were $4,964,000 compared to $5,245,000 for the same quarter in fiscal year 1998. Operating expenses are comprised of the cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses.

         Payroll and related costs, which include workers compensation insurance premiums, were $1,375,000 and $1,440,000 for the first quarter of fiscal years 1997 and 1998 respectively. The increase of $65,000 resulted from an increase in package payroll and commissions related to the increase in package sales, with some slight increase in restaurant payroll.

         Occupancy costs, which include rent, common area maintenance, repairs and taxes were $227,000 and $243,000 for the first quarter of fiscal years 1997 and 1998 respectively, with the increase accounted for primarily by an increase in property taxes.

         Selling, general and administrative expenses were $876,000 for the first quarter of fiscal year 1997 and $888,000 for the first quarter of fiscal year 1998. Management has focused on controlling expenses and appears to be accomplishing its goal despite rising costs.

Other Income and Expense

         In the first quarter of fiscal year 1997, the Company received $150,000 for its right to manage a franchise location. Refer to the discussion of this transaction on page 11, paragraph 4, for further information.

         During the current quarter the Company received $110,000 in the settlement of litigation. This transaction is further discussed on page 11, paragraph 2.

         Interest expense on long term debt and Chapter 11 damages payable increased from $17,000 in the first quarter of fiscal year 1997 to $34,000 in the first quarter of fiscal year 1998. The increase is attributable to the increased borrowing of long term debt.

         Other net was $9,000 for the first quarter of fiscal year 1997. Other net for the first quarter of fiscal year 1998 is $26,000.

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

FLANIGAN'S ENTERPRISES, INC.


Date    2/10/1998                                     /s/Joseph G. Flanigan
                                                      ---------------------
                                                      JOSEPH G. FLANIGAN,
                                                      Chief Executive Officer





Date    2/10/1998                                     /s/Mary C. Reymann
                                                      ------------------
                                                      MARY C. REYMANN,
                                                      Chief Financial Officer