Form 10QSB/A
period 1997-12-27
FLANIGANS ENTERPRISES INC
filed 1998-02-20
CIK 12040

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

         The following data show the amounts used in computing earnings per share and the effects on income and the weighted-average number of shares of potential dilutive common stock.


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

Liquidity and Capital Resources

         Cash Flows

         The following table is a summary of the Company's cash flows for the first quarter of fiscal years 1997 and 1998.

                                                         Three months ended
                                                      Dec. 28,           Dec. 27,
                                                        1996              1997
                                                      -------           --------
                                                            (in thousands)
Net cash provided by
  operating activities .....................          $   895           $    42
Net cash used in
 investing activities ......................             (390)             (332)
Net cash used in
 financing activities ......................              (19)              (36)
                                                      -------           -------

Net increase (decrease) in cash
  and cash equivalents .....................              486              (326)
Cash and cash equivalents:
  Beginning of year ........................              797             1,334
                                                      -------           -------
  End of period ............................          $ 1,283           $ 1,008
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

Results of Operation

REVENUES:
                                           December 28,        December 27,
                                               1996                1997
                                       -------------------   -----------------
                                        Amount     Percent   Amount    Percent
                                        ------     -------   ------    -------
Restaurant food sales ............     $2,303       47.9     $2,395       46.7
Restaurant bar sales .............        731       15.2        735       14.3
Package goods sales ..............      1,773       36.9      1,990       39.0

Total sales ......................      4,807      100.0      5,120      100.0

Franchise related revenues .......        132                   159
Owner's fee ......................         37                    37
Joint venture income .............         45                    66
Other operating income ...........         33                    58
                                       ------                ------
                                        5,052                 5,440



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

         The gross profit margin for restaurant and lounge sales went from 62.7% to 62.2% for the first quarter of fiscal years 1997 and 1998 respectively, a decrease of .5%. This decrease in gross profit is a result of price increases for ribs that were not passed on to the consumer.

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

         Other net was $9,000 for the first quarter of fiscal year 1997. Other net for the first quarter of fiscal year 1998 is $6,000.

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