Form 10QSB
period 1998-03-28
FLANIGANS ENTERPRISES INC
filed 1998-05-12
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended March 28, 1998

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

                                 March 28, 1998



PART I.         FINANCIAL INFORMATION


         1.     UNAUDITED CONDENSED FINANCIAL STATEMENTS

                Consolidated Summary of Earnings -- For the Thirteen Weeks and the Twenty-Six Weeks ended March 29, 1997 and March 28, 1998

                Consolidated Balance Sheets -- as of September 27, 1997 and March 28, 1998

                Consolidated Statements of Cash Flows for the Twenty-Six Weeks ended March 29, 1997 and March 28, 1998

                Notes to Consolidated Financial Statements


         2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.        OTHER INFORMATION AND SIGNATURES:



                6.       Exhibits and Reports on Form 8-K
                         (a)      Exhibits
                         (b)      Reports on Form 8-K

                 FLANIGAN'S ENTERPRISES, INC., AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                     (In Thousands Except Per Share Amounts)

                                                                     THIRTEEN  WEEKS ENDED      TWENTY-SIX WEEKS ENDED
                                                                    March 29,     March 28,     March 29,      March 28,
                                                                      1997          1998          1997           1998
                                                                    --------      --------      --------      --------
REVENUES:
         Restaurant food sales                                      $  2,640      $  2,874      $  4,943      $  5,269
         Restaurant bar sales                                            781           784         1,512         1,519
         Package goods sales                                           1,901         1,999         3,674         3,989
         Franchise related revenues                                      136           177           268           336
         Owners fee                                                       38            51            75            88
         Joint venture income                                             40           100            71           166
         Other operating income                                           72            53           117           111
                                                                    --------      --------      --------      --------
                                                                       5,608         6,038        10,660        11,478
                                                                    --------      --------      --------      --------
COSTS AND EXPENSES:
         Cost of merchandise sold restaurant and lounges               1,211         1,333         2,342         2,517
         Cost of merchandise sold package goods                        1,282         1,467         2,637         2,955
         Payroll and related costs                                     1,485         1,528         2,860         2,968
         Occupancy costs                                                 220           284           447           527
         Selling, general and administrative expenses                    885           819         1,751         1,707
                                                                    --------      --------      --------      --------
                                                                       5,083         5,431        10,047        10,674
                                                                    --------      --------      --------      --------
                  Income from operations                                 525           607           613           804
                                                                    --------      --------      --------      --------
OTHER INCOME (EXPENSE):
         Interest expense on obligations under capital leases            (13)          (12)          (28)          (23)
         Interest expense on long-term debt and damages payable          (16)          (48)          (33)          (82)
         Abandoned fixed assets                                         --            --             (19)         --
         Gain on sale of management rights                              --            --             150          --
         Settlement of litigation                                       --            --            --             110
         Interest income                                                   9            22            13            35
         Management fees from Pennsylvania limited partnership           (31)         --             (31)         --
         Recognition of deferred gains                                     1             3             2             4
         Other net                                                        58             7             8            13
                                                                    --------      --------      --------      --------
                                                                           8           (28)           62            57
                                                                    --------      --------      --------      --------
         Income before income taxes                                      474           579           675           861

                                   (continued)

                 FLANIGAN'S ENTERPRISES, INC., AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                     (In Thousands Except Per Share Amounts)

                                   (Continued)


                                                                THIRTEEN WEEKS ENDED                         TWENTY-SIX WEEKS ENDED
                                                               March 29,        March 28,                   March 29,      March 28,
                                                                  1997             1998                       1997             1998
                                                                -------          -------                    -------          ------
PROVISION FOR INCOME TAXES                                     $    -           $    -                     $    -           $    -
                                                                 -----            -----                     ------           ------
         Net income                                            $   474          $   579                    $   675          $   861
                                                                 =====            =====                     ======           ======

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

                                            For The Thirteen Weeks Ended
                                    March 29, 1997                     March 28, 1998
                           Numerator  Denom.       EPS        Numerator   Denom.      EPS
                           ---------------------------        ----------------------------
BASIC EPS                  473,854    907,408     0.52        578,117     907,218     0.63
                                                  ----                                ----
Effect/dilutive
Stock Options                 -       126,125                   -          92,536
                           ------------------                 -------------------

DILUTED EPS                473,854  1,033,533     0.46        578,117     999,754     0.58
                           ------------------     ----        -------------------     ----



                                             For The Twenty-six weeks ended
                                    March 29,1997                      March 28, 1998
                           Numerator   Denom.     EPS         Numerator   Denom.     EPS
                           ----------------------------       ----------------------------
BASIC EPS                  674,854    907,408     0.74        860,581    907,218     0.95
                                                  ----                               ----
Effect/dilutive
Stock Options                -         99,894                   -         84,734
                           ------------------                 ------------------

DILUTED EPS                674,854  1,007,302     0.67        860,581    991,952    0.87
                           ------------------     ----       -------------------    ----

                     The accompanying notes to consolidated
                   financial statements are an integral part
                              of these statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 27, 1997 AND MARCH 28, 1998

                                     ASSETS

                                                                                    SEPTEMBER 27,    MARCH 28,
                                                                                        1997           1998
                                                                                     ----------     ----------
CURRENT ASSETS:
         Cash and equivalents                                                        $1,334,000     $2,204,000
         Receivables, including current portion
           of notes, and mortgages, less allowance for uncollectible amounts and deferred gains,  including  related party  receivables of $19,000 and
           $22,000 (before allowances and deferred gains) in 1997 and 1998
           respectively                                                                  80,000        186,000
         Inventories, at lower of cost (first-
           in, first out) or market                                                   1,253,000      1,296,000
         Prepaid expenses                                                               333,000        346,000
                                                                                     ----------     ----------
         Total current assets                                                         3,000,000      4,032,000
                                                                                     ----------     ----------
PROPERTY AND EQUIPMENT, net                                                           3,544,000      3,705,000
                                                                                     ----------     ----------
LEASED PROPERTY UNDER CAPITAL LEASES,
         less accumulated amortization of
         $687,000 and $728,000 in 1997
         and 1998 respectively                                                          162,000        145,000
                                                                                     ----------     ----------
OTHER ASSETS:
         Liquor licenses, less accumulated
           amortization of $90,000 in 1997 and
           $95,000 in 1998 respectively                                                 358,000        353,000
         Notes and mortgages receivable, less
           allowance for uncollectible amounts and deferred gains, and including related party  receivables of $84,000 and $72,000 (before  allowances and deferred gains)
           in 1997 and 1998  respectively                                               168,000        126,000
         Investment in joint venture                                                    987,000        987,000
         Other                                                                          163,000        163,000
                                                                                     ----------     ----------
         Total other assets                                                           1,676,000      1,629,000
                                                                                     ----------     ----------
                                                                                     $8,382,000     $9,511,000
                                                                                     ==========     ==========
                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 27, 1997 AND MARCH 28, 1998

               LIABILITIES AND STOCKHOLDER'S INVESTMENT (DEFICIT)

                                   (continued)

                                                      SEPTEMBER 27,    MARCH 28,
                                                           1997          1998
                                                       ----------     ----------
CURRENT LIABILITIES:
     Accounts payable                                  $  859,000     $1,186,000
         Accrued and other current liabilities          1,304,000        970,000
         Current portion of long-term debt                 84,000        264,000
         Current obligations under capital
           leases                                          70,000         70,000
         Current portion of damages payable on
           terminated or rejected leases
           and other bankruptcy liabilities               259,000        454,000
         Due to Pennsylvania
           limited partnership                             82,000         40,000
                                                       ----------     ----------
         Total current liabilities                      2,658,000      2,984,000
                                                       ----------     ----------
LONG TERM DEBT, net of current
           portion                                        812,000      1,049,000
                                                       ----------     ----------
OBLIGATIONS UNDER CAPITAL LEASES,
           net of current portion                         319,000        284,000
                                                       ----------     ----------
DAMAGES PAYABLE ON TERMINATED OR
         REJECTED LEASES AND OTHER
         BANKRUPTCY LIABILITIES,
         net of current portion                           954,000        695,000
                                                       ----------     ----------




                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 27, 1997 AND MARCH 28, 1998

               LIABILITIES AND STOCKHOLDER'S INVESTMENT (DEFICIT)


                                   (continued)



                                                  SEPTEMBER 27,       MARCH 28,
                                                      1997              1998
                                                  -----------       -----------
STOCKHOLDERS' INVESTMENT (DEFICIT)
         Common stock, par value $.10
           authorized 5,000,000 shares,
           issued 2,099,000 shares                $   210,000       $   210,000
         Capital in excess of par value             6,395,000         6,395,000
         Retained earnings                          1,846,000         2,706,000
         Less - Treasury stock, at cost,
           1,192,000 shares in 1997
           and 1998 respectively                   (4,812,000)       (4,812,000)
                                                  -----------       -----------
                                                    3,639,000         4,499,000
                                                  -----------       -----------
                                                  $ 8,382,000       $ 9,511,000




           The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE TWENTY-SIX WEEKS ENDED

                        MARCH 29, 1997 AND MARCH 28, 1998
                                 (In Thousands)


                                                          MARCH 29,    MARCH 28,
                                                            1997         1998
                                                           -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                        $   674      $   860
         Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities:
                  Depreciation and amortization
                    of property, equipment and
                    capital leases                             136          323
                  Amortization of liquor licenses                3            5
         Recognition of deferred gains
                    and other deferred income                   (2)          (5)

         Changes in provision for uncollectible notes
                    and mortgages receivable                    50          (30)


         Changes in assets and liabilities:

                  Decrease (increase) in receivables           160         (106)
                  Increase in inventories                     (298)         (43)
                  Increase in prepaid expenses                (183)         (13)
                  (Increase) decrease in other assets          206         --
                  Increase in accounts payable                 452          327
                  Increase (decrease) in
                    accrued liabilities                         23         (334)
                                                           -------      -------
                  Net cash provided by (used in)
                    operating activities                     1,221          984
                                                           -------      -------




                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE TWENTY-SIX WEEKS ENDED

                        MARCH 29, 1997 AND MARCH 28, 1998
                                 (In Thousands)


                                                         MARCH 29,     MARCH 28,
                                                           1997           1998
                                                         -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Net proceeds from sale of license               $    20        $  --
         Collections on notes and
           mortgages receivable                                5             77
         Additions to notes and
           mortgages receivable                             (100)          --
         Disposal of property and equipment                  125           --
         Additions to property and equipment                (395)          (467)
         Change in due to Pennsylvania
           limited partnership                              (335)           (42)
         Acquisition of liquor license                      --             --
                                                         -------        -------
         Net cash used in
           investing activities                             (650)          (432)
                                                         -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in long-term debt                         --              500
         Payments of long-term debt                           (8)           (83)
         Payments of obligations under
           capital leases                                    (30)           (35)
         Payment of damages payable                         (123)           (64)
         Purchase of treasury stock                         --             --
         Sale of treasury stock                             --             --
                                                         -------        -------
         Net cash provided by (used in)
           financing activities                             (161)           318
                                                         -------        -------
NET INCREASE IN CASH AND EQUIVALENTS                         410            870

CASH AND EQUIVALENTS, BEGINNING OF YEAR                      797          1,334
                                                         -------        -------

CASH AND EQUIVALENTS, END OF QUARTER                     $ 1,207        $ 2,204
                                                         =======        =======

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 28, 1998

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

         During the fourth quarter of fiscal year 1997, the Company formed a limited partnership and raised funds through a private offering to purchase the assets of a restaurant in Surfside, Florida and renovate the same for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company acts as general partner of the limited partnership and is also a forty percent owner of the same, as are other related parties, including but not limited to officers and directors of the Company and their families. The limited partnership agreement gives the limited partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of gross sales from the operation of the restaurant, while the Company acts as general partner only. No franchise agreement was executed and the Company does not consider this unit one of its franchises. The Company completed the renovations to the restaurant and the restaurant opened for business on March 6, 1998.

         Subsequent to the end of the second quarter of fiscal year 1998, the Company, as agent for a Florida limited partnership to be formed, entered into a Business Lease for a new location in Kendall, Florida. In order to secure the location, the Company paid a premium of $15,000 to induce the landlord to enter into the Business Lease and guaranteed the same for six months, at an estimated cost of $67,500. The Business Lease contains numerous contingencies, including but not limited to the granting of zoning variances by the applicable governmental agencies. If all of the contingencies in the Business Lease are satisfied or waived, the Company will form a limited partnership to assume the Business Lease and raise funds through a private offering to renovate the business premises for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company will act as general partner of the limited partnership and will also be an investor in the limited partnership, as will other related parties, including but not limited to officers and directors of the Company and their families. The Company will receive a fee equal to 3% of gross sales from the limited partnership for use of its "Flanigan's Seafood Bar and Grill" servicemark. No franchise agreement will be executed and the Company will not consider this unit one of its franchises.

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

         Employment Agreement

         On June 3, 1987, the Company entered into an employment agreement (the "Employment Agreement") with the Chairman of the Board, which was ratified by the stockholders at the Company's 1988 annual meeting. The Employment Agreement provides, among other things, for annual compensation of $150,000, as well as a bonus based on the Company's cash flow, as defined. The Employment Agreement is renewable annually and was renewed through December 31, 1998. This Employment Agreement was amended in January 1997 to redefine a bonus equal to 15% of the Company's annual pre-tax income in excess of $650,000 and to grant stock options (discussed in Note 13), which was ratified by the stockholders at the Company's 1997 Annual Meeting. For fiscal year 1996, no bonus was earned under the amended Employment Agreement. For fiscal year 1997, a bonus of $78,000 was earned under the amended Employment Agreement. The Employment Agreement further provides that in the event of termination, the Chairman of the Board would be entitled to a maximum payment of $450,000.

         The Company currently provides no post retirement benefits to any of its employees.

         Key Employee Incentive Stock Option Plan

         In December 1993, the Board of Directors approved a Key Employee Incentive Stock Option Plan, which reserved and authorized the issuance of 100,000 shares of the Company's common stock to eligible employees.

         During fiscal 1994, 52,000 stock options were granted at an exercise price of $3.50 per share which expire April 19, 1999. During fiscal year 1996, an additional 30,000 stock options were granted at an exercise price of $3.25 per share which expire December 21, 2000, and an additional 18,000 stock options were granted at an exercise price of $4.38 per share which expire March 14, 2001. Exercise prices at the date of grant equaled or exceeded the fair market value of the Company's common stock; therefore, no related compensation expense was recorded. On the last day of the the second quarter of fiscal year 1998 and subsequent to the end of the second quarter of fiscal year 1998, 18,900 options were exercised.


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

Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations.

         Flanigan's Enterprises, Inc., (the "Company") owns and/or operates restaurants with lounges, package liquor stores and an entertainment oriented club (collectively the "units"). At September 27, 1997, the Company was operating 14 units. The Company acquired ownership of the assets of the unit formerly operated by the Company pursuant to Court Order, and had interests in seven additional units which have been franchised by the Company. By March 28, 1998 the Company was operating 15 units. The table below sets out the changes, if any, in the type and number of units being operated.

                                                                    FISCAL YEAR
                                                    Mar. 29,                 Mar. 28,                      NOTE
TYPES OF UNITS                                       1997              1997             1998              NUMBER
-----------------------------------------------------------------------------------------------------------------------------
Combination package and restaurant                   4                 4                4
Restaurant only                                      5                 5                6                 (3)
Package store only                                   4                 4                4                 (1)(2)
Clubs                                                1                 1                1
-----------------------------------------------------------------------------------------------------------------------------
TOTAL - Company operated units                       14                14               15

FRANCHISED - units                                   7                  7                7

Notes:

         (1) During the first quarter of fiscal year 1996 one franchisee terminated its franchise agreement and returned its franchised unit to the Company. The Company immediately began operating the package liquor store of the returned franchise unit. Subsequent to the end of the second quarter of fiscal year 1998 the Company's oral lease agreement for this unit was terminated and the Company closed the package liquor store and vacated the premises.

         (2) During fiscal year 1995, the Company was granted possession of a store previously sold by the Company and began operating the package liquor store, pursuant to Court Order. During the first quarter of fiscal year 1997 the Company acquired ownership of this store through foreclosure.

         (3) During the second quarter of fiscal year 1998, the Company completed the renovations to the restaurant located in Surfside, Florida and the restaurant opened for business on March 6, 1998.

Liquidity and Capital Resources

         Cash Flows

         The following table is a summary of the Company's cash flows for the second quarter of fiscal years 1997 and 1998.

                                                          Six months ended
                                                     Mar. 29,           Mar. 28,
                                                       1997               1998
                                                     -------            -------
                                                           (in thousands)
Net cash provided by
  operating activities                               $ 1,221            $   984
Net cash used in
 investing activities                                   (650)              (432)
Net cash used in
 financing activities                                   (161)               318
                                                     -------            -------
Net increase (decrease) in
  cash and cash equivalents                              410                870
Cash and cash equivalents:
  Beginning of year                                      797              1,334
                                                     -------            -------
  End of period                                      $ 1,207            $ 2,204
                                                     =======            =======

         Improvements

         The Company had additions to fixed assets of $467,000 during the twenty-six weeks ended March 28, 1998 compared to $395,000 for the same period last year and $1,468,000 for the fiscal year ended September 27, 1997. The additions were to continue upgrading existing units serving food, improvements to package stores, upgrading the corporate computer system and other improvements. During the third quarter of fiscal year 1997, the Company closed on its purchase of the real property adjacent to its restaurant at 4 N. Federal Highway, Hallandale, for a purchase price of $620,000, with the seller holding a purchase money mortgage in the amount of $485,000. The purchase of and the improvements to this property are included in the capital expenditures of $1,468,000 for the fiscal year ended September 27, 1997. Except as otherwise noted all of the funds for additions came from operations.

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

         Working Capital

         The table below summarizes the current assets, current liabilities and working capital for the twenty-six weeks ended March 29, 1997 and March 28, 1998 and for the fiscal year ended September 27, 1997.

                                                 March            March             September
    Item                                       29, 1997         28, 1998             27, 1997
-------------------------                      --------         --------             --------
                                                             (in thousands)
Current assets                                  $ 3,253         $ 4,032              $ 3,000
Current liabilities                               2,300           2,984                2,658
Working capital (deficit)                           953           1,048                  342

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

Results of Operation

REVENUES:
                                          Thirteen Weeks Ended                           Twenty-Six Weeks Ended
Sales                            March 29, 1997          March 28, 1998            March 29, 1997          March 28, 1998
-----                            --------------------------------------            --------------------------------------
Restaurant, food                $2,640   49.6%            $2,874   50.8%         $ 4,943   48.8%           $ 5,269   48.9%
Restaurant, bar                    781   14.7%               784   13.8%           1,512   14.9%             1,519   14.1%
Package goods                    1,901   35.7%             1,999   35.4%           3,674   36.3%             3,989   37.0%
                                 -----   ----              -----   ----            -----   ----             ------   ----
Total                            5,322  100. %             5,657  100. %          10,129  100. %            10,777  100. %

Franchise revenues                 136                       177                     268                       336
Owner's fee                         38                        51                      75                        88
Joint venture income                40                       100                      71                       166
Other operating income              72                        53                     117                       111
                                ------                    ------                 -------                   -------
Total revenues                  $5,608                    $6,038                 $10,660                   $11,478

         Restaurant food sales represented 49.6% and 48.8% of total sales in the thirteen and twenty-six weeks ended March 29, 1997 as compared to 50.8% and 48.9% in the comparable periods of fiscal 1998. The weekly average of same store restaurant food sales was $190,115 and $202,666 for the twenty-six week period of fiscal years 1997 and 1998 respectively, an increase of 6.6 percent.

         The same store weekly average for restaurant bar sales remained level at $58,158 for the twenty-six week period of fiscal 1997 compared to $58,430 for the same period of the current fiscal year.

         Package goods sales have reversed the decline of prior years going from a weekly average of same store sales of $135,424 for the twenty-six weeks of fiscal 1997 to $137,527 for the twenty-six weeks of fiscal 1998, an increase of 1.5%. The improvement in package goods sales indicates that the decline in the liquor market has stabilized.

         Franchise related revenues were $268,000 for the twenty-six week period of fiscal 1997 and $336,000 for the same period of fiscal 1998, an increase of 20.4%. This increase is due to franchise fees being paid during the twenty-six week period of fiscal year 1998, which were suspended during the same period of fiscal year 1997, royalty fees generated from the opening of the restaurant in Surfside, Florida during the twenty-six week period of fiscal year 1998 and increased franchise gross sales.

         The gross profit margin for restaurant sales was 63.7% for the first six months of fiscal year 1997 decreasing to 62.9% for the six months ended March 28, 1998.

         The gross profit margin for package goods sales during the twenty-six weeks ended March 29, 1997 was 28.2% but decreased to 25.9% for the twenty-six weeks ended March 28, 1998. The Company has increased competition which has affected its gross profits.

         Overall gross profits were 50.8% for the twenty-six weeks ended March 29, 1997 and 49.2% for the same period in fiscal 1998.


Operating Costs and Expenses

         Operating costs and expenses for the twenty-six weeks ended March 29, 1997 were $10,047,000 compared to $10,674,000 for the same period in the current fiscal year, an increase of 6.2%. Operating expenses are comprised of the cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses.

         Payroll and related costs, which include workers compensation insurance premiums, were $2,860,000 and $2,968,000 for the first twenty-six weeks of fiscal years 1997 and 1998 respectively. The increases are primarily in training payroll and supervisors payroll.

         Occupancy costs, which include rent, common area maintenance, repairs and taxes were $447,000 and $527,000 for the first six months of fiscal years 1997 and 1998 respectively. The increase of $80,000 is accounted for by cost of living increases and increased property taxes.

         Selling, general and administrative expenses were $1,751,000 for the twenty-six weeks ended March 29, 1997 and $1,707,000 for the twenty-six weeks ended March 28, 1998.

Other Income and Expense

         Other income remained almost level at $62,000 and $57,000 for the twenty-six weeks of fiscal 1997 and 1998 respectively.

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



FLANIGAN'S ENTERPRISES, INC.


/s/JOSEPH G. FLANIGAN                                          Date    5/11/1998
---------------------
JOSEPH G. FLANIGAN, Chief Executive Officer




/s/MARY C. REYMANN                                             Date    5/11/1998
---------------------
MARY C. REYMANN, Chief Financial Officer