Form 10QSB
period 1998-06-27
FLANIGANS ENTERPRISES INC
filed 1998-08-17
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended June 27, 1998

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

Indicate the number of shares outstanding of each of the issuers classes of Common Stock as of the latest practicable date: 924,000

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                  June 27, 1998



PART I.        FINANCIAL INFORMATION


         1.    UNAUDITED CONDENSED FINANCIAL STATEMENTS

               Consolidated Summary of Earnings -- For the Thirteen Weeks and the Thirty-Nine weeks ended June 28, 1997 and June 27, 1998

               Consolidated Balance Sheets -- as of September 27, 1997 and June 27, 1998

               Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended June 28, 1997 and June 27, 1998

               Notes to Consolidated Financial Statements


         2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS


PART II.       OTHER INFORMATION AND SIGNATURES:



               6.       Exhibits and Reports on Form 8-K
                        (a)      Exhibits
                        (b)      Reports on Form 8-K

                                FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                                UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                                     (In Thousands Except Per Share Data)

                                                         THIRTEEN WEEKS ENDED      THITRY-NINE WEEKS ENDED
                                                       June 28,        June 27,    June 28,        June 27,
                                                         1997            1998        1997             1998
                                                      ---------       ---------    ---------       ---------
PROVISION FOR INCOME TAXES: ....................      $    --         $      12    $    --         $      32
                                                      ---------       ---------    ---------       ---------


         Net income ............................      $     253       $     315    $     928       $   1,176
                                                      =========       =========    =========       =========

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

                                    For the Thirteen Weeks Ended
                              June 28, 1997                 June 27, 1998
                   -----------------------------    --------------------------
                   Numerator      Denom.     EPS    Numerator      Denom.     EPS
                   ---------      ------     ---    ---------      ------     ---
BASIC EPS          253,000        907,408    0.27     315,000      922,550    0.34

Effect/dilutive
Stock  Options           -        127,192                   -      104,466
                   -------      ---------    ----     -------    ---------     ----

DILUTED EPS        253,000      1,034,600    0.24     315,000    1,027,016     0.31
                   -------      ---------    ----     -------    ---------     ----
                                    For the Thirty-Nine Weeks Ended
                             June 28, 1997                  June 27, 1998
                  -----------------------------    ------------------------------
                   Numerator      Denom.     EPS    Numerator      Denom.     EPS
                   ---------      ------     ---    ---------      ------     ---
BASIC EPS         928,000       907,408    1.02      1,176,000    912,862   1.29

Effect/dilutive
Stock  Options          -        89,245       -         99,654
                  -------       -------    ----      ---------  ---------   ----

DILUTED EPS       928,000       996,833    0.93      1,176,000  1,012,516   1.16
                  -------       -------    ----      ---------  ---------   ----

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                                FLANIGAN'S ENTERPRISES, INC., AND SUBSIDIARIES
                                 UNAUDITIED CONSOLIDATED SUMMARY OF EARNINGS
                                                (In Thousands)


                                                            THIRTEEN WEEKS ENDED     THITRY-NINE WEEKS ENDED
                                                           June 28,      June 27,      June 28,      June 27,
                                                             1997          1998          1997           1998
                                                           --------      --------      --------      --------
REVENUES:
Restaurant food sales                                      $  2,438      $  2,672      $  7,381      $  7,941
Restaurant bar sales                                            708           692         2,220         2,211
Package goods sales                                           1,580         1,465         5,254         5,454
Franchise related revenues                                      173           199           441           535
Owners fee                                                       37            49           112           137
Joint venture income                                             55            45           126           211
Other operating income                                           20            14           103           125
                                                           --------      --------      --------      --------
                                                              5,011         5,136        15,637        16,614

COSTS AND EXPENSES:
Cost of merchandise sold restaurant and lounges               1,146         1,278         3,488         3,795
Cost of merchandise sold package goods                        1,189         1,077         3,826         4,032
Payroll and related costs                                     1,372         1,419         4,232         4,387
Occupancy costs                                                 242           215           689           742
Selling, general and administrative expenses                    791           806         2,543         2,513
                                                           --------      --------      --------      --------
                                                              4,740         4,795        14,778        15,469
                                                           --------      --------      --------      --------

Income from operations                                          271           341           859         1,145
                                                           --------      --------      --------      --------

OTHER INCOME (EXPENSE):
Interest expense obligations under capital leases               (14)          (11)          (42)          (34)
Interest expense on long-term debt and damages payable          (21)          (29)          (54)         (111)
Gain on sale of management rights                              --            --             150          --
Settlement of litigation                                       --            --            --             110
Interest income                                                  14            19            27            54
Management fees from Pennsylvania limited partnership          --            --             (31)         --
Recognition of deferred gians                                     2          --               4             4
Other net                                                         1             7            15            20
                                                           --------      --------      --------      --------
                                                                (18)          (14)           69            43
                                                           --------      --------      --------      --------
Income before income taxes                                      253           327           928         1,188

                                                 (continued)

                                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS

                                      SEPTEMBER 27, 1997 AND JUNE 27, 1998

                                                     ASSETS

                                                                                    SEPTEMBER 27,    JUNE 27,
                                                                                        1997           1998
                                                                                     ----------     ----------
CURRENT ASSETS:
         Cash and equivalents                                                        $1,334,000     $1,823,000
         Receivables, including current portion
           of notes, and mortgages, less allowance for uncollectible amounts and deferred gains,  including  related party  receivables of $24,000 and
           $13,000 (before allowances and deferred gains) in 1997 and 1998
           respectively                                                                  80,000         68,000
         Inventories, at lower of cost (first-
           in, first out) or market                                                   1,253,000      1,195,000
         Prepaid expenses                                                               333,000        298,000
                                                                                     ----------     ----------
         Total current assets                                                         3,000,000      3,384,000
                                                                                     ----------     ----------
PROPERTY AND EQUIPMENT, net                                                           3,544,000      3,745,000
                                                                                     ----------     ----------
LEASED PROPERTY UNDER CAPITAL LEASES,
         less accumulated amortization of
         $728,000 and $736,000 in 1997
         and 1998 respectively                                                          162,000        137,000
                                                                                     ----------     ----------
OTHER ASSETS:
         Liquor licenses, less accumulated
           amortization of $90,000 in 1997 and
           $97,000 and 1998 respectively                                                358,000        351,000
         Notes and mortgages receivable, less
           allowance for uncollectible amounts and deferred gains, and including related party  receivables of $72,000 and $56,000 (before  allowances and deferred gains)
           in 1997 and 1998  respectively                                               168,000        142,000
         Investment in joint ventures                                                   987,000        987,000
         Other                                                                          163,000        186,000
                                                                                     ----------     ----------
         Total other assets                                                           1,676,000      1,666,000
                                                                                     ----------     ----------
                                                                                     $8,382,000     $8,932,000
                                                                                     ==========     ==========

                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 27, 1997 AND JUNE 27, 1998

               LIABILITIES AND STOCKHOLDER'S INVESTMENT (DEFICIT)

                                   (continued)

                                                       SEPTEMBER 27,     JUNE 27,
                                                          1997           1998
                                                       ----------     ----------
CURRENT LIABILITIES:
     Accounts payable                                  $  859,000     $  712,000
         Accrued and other current liabilities          1,304,000        785,000
         Current portion of long-term debt                 84,000        259,000
         Current obligations under capital
           leases                                          70,000         70,000
         Current portion of damages payable on
           terminated or rejected leases
           and other bankruptcy liabilities               259,000        324,000
         Due to Pennsylvania
           limited partnership                             82,000         82,000
                                                       ----------     ----------
         Total current liabilities                      2,658,000      2,232,000
                                                       ----------     ----------
LONG TERM DEBT, net of current
           portion                                        812,000        829,000
                                                       ----------     ----------
OBLIGATIONS UNDER CAPITAL LEASES,
           net of current portion                         319,000        266,000
                                                       ----------     ----------
DAMAGES PAYABLE ON TERMINATED OR
         REJECTED LEASES, net of
         current portion                                  954,000        759,000
                                                       ----------     ----------



                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 27, 1997 AND JUNE 27, 1998

               LIABILITIES AND STOCKHOLDER'S INVESTMENT (DEFICIT)


                                   (continued)



                                                   SEPTEMBER 27,       JUNE 27,
                                                       1997             1998
                                                   -----------      -----------
STOCKHOLDERS' INVESTMENT (DEFICIT)
         Common stock, par value $.10
           authorized 5,000,000 shares,
           issued 2,099,000 shares                 $   210,000      $   210,000
         Capital in excess of par value              6,395,000        6,395,000
         Retained earnings                           1,846,000        3,021,000
         Less - Treasury stock, at cost,
           1,192,000 and 1,173,000 shares
           in 1997 and 1998, respectively           (4,812,000)      (4,780,000)
                                                   -----------      -----------
         Total stockholders' investment              3,639,000        4,846,000
                                                   -----------      -----------
                                                   $ 8,382,000      $ 8,932,000




           The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE THIRTY-NINE WEEKS ENDED
                         JUNE 28, 1997 AND JUNE 27, 1998
                                 (In Thousands)


                                                              JUNE 28,      JUNE 27,
                                                               1997          1998
                                                             -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                           $   928      $ 1,176
         Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities:
                  Depreciation and amortization
                    of property, equipment and
                    capital leases                                458          447
                  Amortization of liquor licenses                   5            6
                  Recognition of deferred gains
                    and other deferred income                      (4)          (4)
                  Changes in provision for uncollectible
                    notes and mortgages receivable                 50          (91)


         Changes in assets and liabilities:

                  Decrease in receivables                         426           12
                  (Increase) decrease in inventories             (329)          58
                  (Increase) decrease in prepaid expenses         (75)          35
                  (Increase) decrease in other assets             125         --
                  Increase (decrease) in accounts payable         281         (147)
                  Decrease in accrued liabilities                  (2)        (519)
                                                              -------      -------
                  Net cash provided by (used in)
                    operating activities                        1,863          973
                                                              -------      -------




                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE THIRTY-NINE WEEKS ENDED
                         JUNE 28, 1997 AND JUNE 27, 1998
                                 (In Thousands)


                                                         JUNE 28,       JUNE 27,
                                                           1997           1998
                                                         -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Sale of liquor license                               20           --
         Collections on notes and
           mortgages receivable                               37             26
         Additions to notes and
           mortgages receivable                             (199)          --
         Disposal of property and equipment                  223           --
         Additions to property and equipment              (1,383)          (678)
         Change in due to Pennsylvania
           limited partnership                              (438)          --
         Acquisition of liquor licenses                     --             --
                                                         -------        -------
         Net cash used in
           investing activities                           (1,740)          (652)
                                                         -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Additions to long-term debt                         715            500
         Payments of long-term debt                          (14)          (136)
         Payments of obligations under
           capital leases                                    (46)           (53)
         Payments of damages payable                        (123)          (195)
         Exercise of stock option                           --               52
                                                         -------        -------
         Net cash provided by (used in)
           financing activities                              532            168
                                                         -------        -------
NET INCREASE (DECREASE) IN CASH
         AND EQUIVALENTS                                     655            489

CASH AND EQUIVALENTS, BEGINNING OF YEAR                      797          1,334
                                                         -------        -------

CASH AND EQUIVALENTS, END OF QUARTER                     $ 1,452        $ 1,823
                                                         =======        =======


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 27, 1998

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

         During the first quarter of fiscal year 1997, the Company entered into a Licensing Agreement with a member of Mr. Flanigan's family, licensing the non-exclusive use of the "Flanigan's" servicemark in the Commonwealth of Pennsylvania only. The Company receives no royalty fee or other compensation under this Licensing Agreement. During the first quarter of fiscal year 1997, the Company also entered into a Franchise Agreement with an unrelated franchisee in the Commonwealth of Pennsylvania, which Franchise Agreement includes the non-exclusive use of the "Flanigan's" servicemark at one franchised restaurant within the Commonwealth of Pennsylvania only. Under this Franchise Agreement, the Company receives a royalty fee equal to one percent of gross sales from the franchised restaurant, payable on a monthly basis.

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

         During the fourth quarter of fiscal year 1997, the Company formed a limited partnership and raised funds through a private offering to purchase the assets of a restaurant in Surfside, Florida and renovate the same for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company acts as general partner of the limited partnership and is also a forty-two percent owner of the same, as are other related parties, including but not limited to officers and directors of the Company and their families. The limited partnership agreement gives the limited partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of gross sales from the operation of the restaurant, while the Company acts as general partner only. No franchise agreement was executed and the Company does not consider this unit one of its franchises. The Company completed the renovations to the restaurant and the restaurant opened for business on March 6, 1998.

         During the third quarter of fiscal year 1998, the Company, as agent for a Florida limited partnership to be formed, entered into a Business Lease for a new location in Kendall, Florida. In order to secure the location, the Company paid a premium of $15,000 to induce the landlord to enter into the Business Lease and guaranteed the same for six months, at an estimated cost of $67,500. The Business Lease contains numerous contingencies, including but not limited to the granting of zoning variances by the applicable governmental agencies. If all of the contingencies in the Business Lease are satisfied or waived, the Company will form a limited partnership to assume the Business Lease and raise funds through a private offering to renovate the business premises for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company will act as general partner of the limited partnership and will also be an investor in the limited partnership, as will other related parties, including but not limited to officers and directors of the Company and their families. The Company will receive a fee equal to 3% of gross sales from the limited partnership for use of its "Flanigan's Seafood Bar and Grill" servicemark. No franchise agreement will be executed and the Company will not consider this unit one of its franchises. Subsequent to the end of the third quarter of fiscal year 1998, the Company submitted its application for zoning variances to the applicable governmental agencies, but does not expect to have a hearing on same until the end of fiscal year 1998 or the first quarter of fiscal year, 1999.

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

         Employment Agreement

         On June 3, 1987, the Company entered into an employment agreement (the "Employment Agreement") with the Chairman of the Board, which was ratified by the stockholders at the Company's 1988 annual meeting. The Employment Agreement provides, among other things, for annual compensation of $150,000, as well as a bonus based on the Company's cash flow, as defined. The Employment Agreement is renewable annually and was renewed through December 31, 1998. This Employment Agreement was amended in January 1997 to redefine a bonus equal to 15% of the Company's annual pre-tax income in excess of $650,000 and to grant stock options (discussed below), which was ratified by the stockholders at the Company's 1997 Annual Meeting. For fiscal year 1996, no bonus was earned under the amended Employment Agreement. For fiscal year 1997, a bonus of $78,000 was earned under the amended Employment Agreement. The Employment Agreement further provides that in the event of termination, the Chairman of the Board would be entitled to a maximum payment of $450,000.

         The Employment Agreement provides for the issuance of stock options to purchase up to 93,092 shares of the Company's common stock. In December 1989, the Chairman's option exercise prices were reduced from a range of $4.00 to $4.25 to $.875, an exercise price in excess of the then fair market value of the Company's common stock. In fiscal year 1996, these options were exercised.

         During fiscal year 1992, additional options to purchase up to 46,540 shares were granted to the Chairman at an exercise price of $2.25 per share which expired February 27, 1997. Exercise prices at the dates of grant equaled the then fair market value of the Company's common stock; therefore, no related compensation expense was recorded. On February 25, 1994, the Chairman's option exercise prices on the additional options were increased from $2.25 to $6.50 and the expiration date was extended to February 27, 2002.

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

         During fiscal 1994, 52,000 stock options were granted at an exercise price of $3.50 per share which expire April 19, 1999. During fiscal year 1996, an additional 30,000 stock options were granted at an exercise price of $3.25 per share which expire December 21, 2000, and an additional 18,000 stock options were granted at an exercise price of $4.38 per share which expire March 14, 2001. Exercise prices at the date of grant equaled or exceeded the fair market value of the Company's common stock; therefore, no related compensation expense was recorded. On the last day of the second quarter of fiscal year 1998 and during the third quarter of fiscal year 1998 26,900 options were exercised.

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


Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations.

         Flanigan's Enterprises, Inc., (the "Company") owns and/or operates restaurants with lounges, package liquor stores and an entertainment oriented club (collectively the "units"). At September 27, 1997, the Company was operating 14 units. The Company acquired ownership of the assets of the unit formerly operated by the Company pursuant to Court Order, and had interests in seven additional units which have been franchised by the Company. By June 27, 1998 the Company was operating 13 units. The table below sets out the changes, if any, in the type and number of units being operated.

                                                            FISCAL  YEAR
                                           ------------------------------------------
                                           June 28,                    June 27,
                                           --------             ---------------------         NOTE
TYPES OF UNITS                               1997               1997             1998        NUMBER
--------------                               ----               ----             ----        ------
Combination package and restaurant             4                  4                4
Restaurant only                                5                  5                5         (3)(4)
Package store only                             4                  4                3         (1)(2)
Clubs                                          1                  1                1
---------------------------------------------------------------------------------------------------
TOTAL - Company operated units                14                 14               13

FRANCHISED - units                             7                  7                7

Notes:

         (1) During the first quarter of fiscal year 1996 one franchisee terminated its franchise agreement and returned its franchised unit to the Company. The Company immediately began operating the package liquor store of the returned franchise unit. During the third quarter of fiscal year 1998 the Company's oral lease agreement for this unit was terminated and the Company closed the package liquor store and vacated the premises.

         (2) During fiscal year 1995, the Company was granted possession of a store previously sold by the Company and began operating the package liquor store, pursuant to Court Order. During the third quarter of fiscal year 1997 the Company acquired ownership of this store through foreclosure.

         (3) During the second quarter of fiscal year 1998, the Company completed the renovations to the restaurant located in Surfside, Florida and the restaurant opened for business on March 6, 1998.

         (4) During the third quarter of fiscal year 1998, the Company closed its one restaurant operating under the "Flanigan's Cafe" servicemark because of the difficulty of operating the same up to the standard of the "Flanigan's Seafood Bar and Grill" restaurants and its marginal profitability.

Liquidity and Capital Resources

         Cash Flows

         The following table is a summary of the Company's cash flows through the third quarter of fiscal years 1997 and 1998.

                                                           Nine months ended
                                                     June 28,            June 27,
                                                       1997               1998
                                                     --------           -------
                                                            (in thousands)
Net cash provided by
  operating activities                               $ 1,863            $   973
Net cash used in
 investing activities                                 (1,740)              (652)
Net cash provided by
 financing activities                                    532                168
                                                     -------            -------
Net increase (decrease) in
  cash and cash equivalents                              655                489
Cash and cash equivalents:
  Beginning of year                                      797              1,334
                                                     -------            -------
  End of period                                      $ 1,452            $ 1,823
                                                     =======            =======


         Improvements

         The Company had additions to fixed assets of $678,000 during the thirty-nine weeks ended June 27, 1998 compared to $1,383,000 for the same period last year and $1,468,000 for the fiscal year ended September 27, 1997. The additions were to continue upgrading existing units serving food, improvements to package stores, upgrading the corporate computer system and other improvements. During the third quarter of fiscal year 1997, the Company closed on its purchase of the real property adjacent to its restaurant at 4 N. Federal Highway, Hallandale, for a purchase price of $620,000, with the seller holding a purchase money mortgage in the amount of $485,000. The purchase of and the improvements to this property are included in the capital expenditures of $1,468,000 for the fiscal year ended September 27, 1997. Except as otherwise noted all of the funds for additions came from operations.

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

         Working Capital

         The table below summarizes the current assets, current liabilities and working capital for the thirty-nine weeks ended June 28, 1997 and June 27, 1998 and for the fiscal year ended September 27, 1997.

                                             June             June           September
             Item                          28, 1997         27, 1998         27, 1997
         -------------------------         --------         --------         --------
                                                          (in thousands)
         Current assets                     $ 3,155         $ 3,745          $ 3,000
         Current liabilities                  2,288           2,232            2,658
         Working capital (deficit)              867           1,513              342


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

Results of Operation

REVENUES:
                                          Thirteen Weeks Ended                             Thirty-Nine Weeks Ended
                           ---------------------------------------------     --------------------------------------------
Sales                          June 28, 1997            June 27, 1998          June 28, 1997               June 27, 1998
-----                      --------------------     --------------------     -------------------      -------------------
Restaurant, food           $ 2,438        51.6%     $ 2,672        55.3%     $ 7,381       49.7%      $ 7,941       50.9%
Restaurant, bar                708        15.0%         692        14.3%       2,220       15.0%        2,211       14.2%
Package goods                1,580        33.4%       1,465        30.4%       5,254       35.3%        5,454       34.9%
                           -------       -------    -------       -----      -------      -----       -------      -----
Total                        4,726       100.0%       4,829       100.0%      14,885      100.0%       15,606      100.0%

Franchise revenues             173                      199                      441                      535
Owner's fee                     37                       49                      112                      137
Joint venture income            55                       45                      126                      211
Other operating income          20                       14                      103                      125
                           -------                  -------                  -------                  -------
Total revenues             $ 5,011                  $ 5,136                  $15,637                  $16,614


         Restaurant food sales represented 51.6% and 49.7% of total sales in the thirteen and thirty-nine weeks ended June 28, 1997 as compared to 55.3% and 50.9% in the comparable periods of fiscal 1998. The weekly average of same store restaurant food sales was $178,112 and $194,129 for the thirty-nine week period of fiscal years 1997 and 1998 respectively, an increase of 9.0 percent. The Company attributes the increase in food sales to its television advertising commenced during the second quarter of fiscal year 1998.

         The same store weekly average for restaurant bar sales remained level at $53,563 for the thirty-nine week period of fiscal 1997 compared to $54,054 for the same period of the current fiscal year.

         Same store package goods sales have reversed the decline of prior years going from a weekly average of same store sales of $123,882 for the thirty-nine weeks of fiscal 1997 to $125,495 for the thirty-nine weeks of fiscal 1998, an increase of 1.3%. The improvement in package goods sales indicates that the decline in the liquor market has stabilized.

         Franchise related revenues were $441,000 for the thirty-nine week period of fiscal 1997 and $535,000 for the same period of fiscal 1998, an increase of 21.3%. This increase in franchise related revenues is due to franchise fees being paid during the thirty-nine week period of fiscal year 1998, which were suspended during a part of the same period of fiscal year 1997, royalty fees generated from the opening of the restaurant in Surfside, Florida during the thirty-nine week period of fiscal year 1998 and in general increased gross sales of the franchises.

         The gross profit margin for restaurant sales was 63.6% for the first nine months of fiscal year 1997 decreasing to 62.6% for the nine months ended June 27, 1998.

         The gross profit margin for package goods sales during the thirty-nine weeks ended June 28, 1997 was 27.2% but decreased to 26.1% for the thirty-nine weeks ended June 27, 1998. The Company has increased competition which has affected its gross profit.

         Overall gross profits were 49.9% for the thirty-nine weeks ended June 28, 1997 and 50.7% for the same period in fiscal 1998.


Operating Costs and Expenses

         Operating costs and expenses for the thirty-nine weeks ended June 28, 1997 were $14,778,000 compared to $15,469,000 for the same period in the current fiscal year, an increase of 4.7%. Operating expenses are comprised of the cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses.

         Payroll and related costs, which include workers compensation insurance premiums, were $4,232,000 and $4,387,000 for the first thirty-nine weeks of fiscal years 1997 and 1998 respectively, an increase of 3.7%.

         Occupancy costs, which include rent, common area maintenance, repairs and taxes were $689,000 and $742,000 for the first nine months of fiscal years 1997 and 1998 respectively, an increase of 7.7%. The increase in occupancy costs is accounted for by cost of living increases and increased property taxes.


         Selling, general and administrative expenses were $2,543,000 for the thirty-nine weeks ended June 28, 1997 and $2,513,000 for the thirty-nine weeks ended June 27, 1998.

Trends

         During the next twelve months management expects to maintain its restaurant food and beverage and package sales and anticipates that expenses will remain under control, thereby increasing overall profits.

                                  IN MEMORY OF

         It is with deep regret that the Company  announces  the passing of Mary
C. Reymann, Director, Vice President of Finance and Secretary of the Company on July 15, 1998. Mrs. Reymann was employed by the Company for over 39 years and without her tireless efforts the Company would not be where it is today. Mrs. Reymann will be missed, but her contributions to the Company will live on.

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



FLANIGAN'S ENTERPRISES, INC.


/s/JOSEPH G. FLANIGAN                                       Date    8/17/1998
---------------------
JOSEPH G. FLANIGAN,
Chief Executive Officer




/s/EDWARD A. DOXEY                                          Date    8/17/1998
------------------
EDWARD A. DOXEY,
Treasurer