Form 10-K
period 1998-10-03
FLANIGANS ENTERPRISES INC
filed 1999-01-07
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 3, 1998
                                                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $4,611,537 as of December 7, 1998.

There were 930,000 shares of the Registrant's Common Stock ($0.10) Par Value) outstanding as of October 3, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the Registrant's 1998 definitive proxy material has been incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-KSB.

                                                 Exhibit Index Begins on Page 32

                                     PART I

Item 1.  Business.


General

         Flanigan's Enterprises, Inc., (the "Company") owns and/or operates restaurants with lounges, package liquor stores and an entertainment oriented club (collectively the "units"). At October 3, 1998, the Company operated 13 units, and had interests in seven additional units which have been franchised by the Company. The table below sets out the changes in the type and number of units being operated.

                                          FISCAL           FISCAL
                                           YEAR             YEAR           NOTE
TYPES OF UNITS                             1997             1998          NUMBER
--------------------------------------------------------------------------------
Combination package and restaurant           4               4
Restaurant only                              5               5            (1)(2)
Package store only                           4               3            (3)(4)
Clubs                                        1               1
--------------------------------------------------------------------------------
TOTAL - Company operated units.             14              13

FRANCHISED - units                           7               7


Notes:

         (1) During the first quarter of fiscal year 1996, the Company began operating a restaurant under the "Flanigan's Seafood Bar and Grill"
servicemark as general partner and fifty percent owner of a limited partnership established for such purpose.

         (2) During the fourth quarter of fiscal year 1997, the Company formed a limited partnership and raised funds through a private offering to purchase the assets of a restaurant in Surfside, Florida and renovate the same for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company acts as general partner and forty percent owner of the partnership. The restaurant opened in the second quarter of fiscal year 1998.

         (3) During fiscal year 1995, the Company was granted possession of a store previously sold by the Company and began operating the package liquor store pursuant to Court Order. During the first quarter of fiscal year 1997 the Company acquired ownership of this store through foreclosure and continues to operate the package liquor store.

         (4) During fiscal year 1996, one franchisee exercised the thirty day cancellation clause under the franchise agreement and related documents and returned its franchised unit to the Company. The franchisee had operated a package liquor store and lounge under the "Big Daddy's" servicemark. The Company profitably operated the package liquor store of the franchised unit but did not reopen the lounge. The lease agreement for the business premises expired on December 31, 1995 and the Company occupied the same on an oral month to month lease agreement, paying its prorata share of the real property taxes monthly and insuring the property until April 1998 when the oral month to month lease agreement was terminated and the package liquor store was closed.

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

         During fiscal year 1987, the Company began renovating its lounges to provide full restaurant food service, and subsequently renovated and added food service to most of its lounges. The restaurant concept, as the Company offers it, has been so well received by the public that food sales now represent approximately 78.6% of total restaurant sales.

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

         Financial information broken into these two principal industry segments for the two fiscal years ended September 27, 1997 and October 3, 1998 is set forth in the consolidated financial statements which are attached hereto, and is incorporated herein by reference.

The Company's Package Liquor Stores and Restaurants

         The Company's package liquor stores are operated under the "Big Daddy's Liquors" servicemark and the Company's restaurants are operated under the "Flanigan's Seafood Bar and Grill" servicemark. The Company's package liquor stores emphasize high volume business by providing customers with a wide selection of brand name and private label liquors, beer and wines. The Company has a policy of meeting the published sales prices of its competitors. The Company provides extensive sales training to its package liquor store personnel. Most package liquor stores are open six or seven days a week from 9:00-10:00 a.m. to 9:00-10:00 p.m., depending upon demand and local law. A small number of the Company's units have "night windows" with extended evening hours.

         The Company's restaurants offer full food and alcoholic beverage service with approximately 78.6% of their sales being food items. These restaurants are operated under the "Flanigan's Seafood Bar and Grill" servicemark. Although these restaurants provide a neighborhood atmosphere, they have the degree of standardization prevalent in casual dining restaurant chains, including menu. The interior decor is nautical with numerous fishing and boating pictures and decorations. Drink prices may vary between locations to meet local conditions. Food prices are standardized. The restaurants' hours of operation are from 11:00 a.m. to 1:00 - 5:00 a.m. The Company continues to develop strong customer recognition of its "Flanigan's Seafood Bar and Grill" servicemark through very competitive pricing and efficient and friendly service.

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

         During fiscal year 1991, the Company sold one unit to the unit's manager, an unaffiliated third party, who had been operating it pursuant to a management agreement since 1987. This unit consisted of a package liquor store and restaurant, which restaurant was not operating under the Company's "Flanigan's Seafood Bar and Grill" servicemark. The Company also entered into a franchise agreement with the manager, licensing the use of the "Big Daddy's Liquors" servicemark for the liquor package store in exchange for a royalty in the amount of 1% of gross sales. Although the Company counted this unit as a franchise, the Company did not consider this transaction a part of its franchise plan. During fiscal year 1995, the manager executed the Company's new franchise agreement for the operation of his restaurant under the "Flanigan's Seafood Bar and Grill" service-mark, as more fully described below. At the same time the former manager also executed a new franchise agreement for a second restaurant opened since the purchase of the unit from the Company during fiscal year 1991.

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

         During fiscal year 1996, one franchisee exercised the thirty day cancellation clause under the franchise agreement and related documents and returned its franchised unit to the Company. The franchisee had operated a package liquor store and lounge under the "Big Daddy's" servicemark. The Company profitably operated the package liquor store of the franchised unit but did not reopen the lounge. The lease agreement for the business premises expired on December 31, 1995 and the Company occupied the same on an oral month to month lease agreement paying its prorata share of the real property taxes monthly and insuring the property until April 1998 when the oral month to month lease agreement was terminated and the package liquor store was closed.

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

         As of the end of fiscal year 1998, all existing franchisees who operate restaurants under the "Flanigan's Seafood Bar and Grill" or other authorized service marks have executed new franchise agreements.

         During fiscal year 1996, the Company's franchise agreement with a member of Mr. Flanigan's family expired and the Company declined to offer the franchisee the option of executing its new franchise agreement. During the first quarter of fiscal year 1997, the Company filed suit against the franchisee for servicemark infringement, seeking injunctive relief and monetary damages. During the first quarter of 1998 a Stipulated Agreed Order of Dismissal Upon Mediation was issued whereby the Company received $110,000 and the former franchisee agreed to cease all use of the "Flanigan's" servicemark and other trade dress features common to the Company owned and/or franchised restaurants.

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

         During the fourth quarter of fiscal year 1997, the Company formed a limited partnership and raised funds through a private offering to purchase the assets of a restaurant in Surfside, Florida and renovate the same for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company acts as general partner of the limited partnership and is also a forty-two percent owner of the same, as are other related parties, including but not limited to officers and directors of the Company and their families. The limited partnership agreement gives the limited partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of gross sales from the operation of the restaurant, while the Company acts as general partner only. This restaurant opened in the second quarter of fiscal year 1998.

         In order to ensure that the Company had adequate cash reserves in view of its investment in the restaurant discussed above, and for other improvements, during the second quarter of fiscal year 1997, the Board of Directors authorized the Company to borrow up to $1,200,000 at an interest rate of twelve (12%) percent per annum and fully amortized over five (5) years. During the fourth quarter of fiscal year 1997, the Company borrowed $375,000 from private investors, in units of $5,000, which loan is fully secured with specific receivables owned by the Company. During the first quarter of fiscal year 1998, the Company closed on its loan from Barnett Bank in the amount of $500,000, with interest at prime rate. Equal quarterly principal payments began March, 31, 1998 and will continue quarterly for three (3) years. Interest is payable monthly on the outstanding principal balance. The loan is also fully secured with liquor licenses owned by the Company.

         In the third quarter of fiscal year 1998, the Company entered into a lease agreement for a restaurant in Kendall, Florida and a separate agreement for the purchase of the furniture, fixtures and equipment of the existing restaurant. The lease agreement and separate agreement are each contingent upon the Company applying for and receiving zoning variances from Miami Dade County, Florida. Subsequent to the end of the fiscal year, the Company submitted its application for zoning variances to Miami Dade County, Florida, which zoning variances were unanimously granted at a hearing on November 18, 1998. Upon the expiration of the applicable appeal period, the granting of the zoning variances will be final. At the same time, the Company raised funds through a private offering for a limited partnership to be formed, to own and renovate the restaurant for operation of the same under the "Flanigan's Seafood Bar and Grill" servicemark. The Company will act as general partner of the limited partnership and also plans to be a forty percent owner of the same, as well as other related parties, including but not limited to officers and directors of the Company and their families. The limited partnership agreement will give the limited partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of the gross sales from the operation of the restaurant, while the Company acts as general partner only. It is anticipated that the restaurant will be renovated and open for business by June 1, 1999.

Clubs

         As of the end of fiscal year 1998, the Company owned one club in Atlanta Georgia, which was operated by an unaffiliated third party, as discussed below. In addition, until September 20, 1996, the Company operated its remaining Pennsylvania club, (Store #850, King of Prussia, Pennsylvania), which was financed through a limited partnership in which a wholly owned subsidiary of the Company acted as general partner. The lease for this unit had only thirteen months remaining, with no more renewal options, and revenues were down as a result of competition from some expensive new clubs constructed on the waterfront. An opportunity arose to sell the lease, leasehold improvements and liquor license to Dick Clark Restaurants, Inc. With the approval of the Limited Partners, the sale of the unit was consummated on September 20, 1996 for a purchase price of $500,000.

Operation of Units by Unaffiliated Third Parties

         During fiscal year 1992, the Company entered into a Management Agreement with Mardi Gras Management, Inc. for the operation of the Company's club in Atlanta, Georgia through the balance of the initial term of the lease, unless sooner terminated by Mardi Gras Management, Inc. upon thirty days prior written notice, with or without cause. Mardi Gras Management, Inc. assumed the management of this club effective November 1, 1991 and is currently operating the club under an adult entertainment format. During fiscal year 1997, the Company agreed to modify the Management Agreement to give Mardi Gras Management, Inc. one five year renewal option to extend the term of the same provided the Company is satisfied with the financial condition of Mardi Gras Management, Inc. within its sole discretion, and Mardi Gras Management, Inc. agreed to modify the owner's fee to $150,000 per year versus ten percent of gross sales from the club, whichever is greater. Pursuant to the Management Agreement, as modified, the Company receives a monthly owner's fee of $12,500, subject to adjustment each year on or about July 1, for any additional rent due as a result of 10% of the gross sales exceeding $150,000 for the prior 12 month period.

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

         The Company maintains a continuous program of training and surveillance from its corporate headquarters to assure compliance with all applicable liquor laws and regulations. During the fourth quarter of fiscal year 1997, the Division of Alcoholic Beverages and Tobacco (DABT), subpoenaed several employees of the Company to inquire about three cash purchases of inventory made by the Company in calendar years 1995 and 1996 from a distributor, without invoices. The total purchase price for the inventory was $5,100. The Company was charged administratively by the DABT for failing to have invoices from these cash purchases, but subsequent to the end of fiscal year 1998 the Company entered in a settlement agreement with the DABT and paid a fine of $4,000. At its meeting on September 4, 1997, the Board of Directors was advised of the investigation by the DABT and unanimously passed a resolution prohibiting management from purchasing inventory without an invoice and in cash. Otherwise, during the fiscal year ended October 3, 1998, through the present time, the Company has had no significant pending matters initiated by the DABT concerning any of the Company's licenses which might be expected to result in a revocation of a liquor license or other significant actions against the Company.

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

         As previously noted, at October 3, 1998 the Company owned and operated nine restaurants, seven of which had formerly been lounges and were renovated to provide for full food service. These restaurants compete directly with other restaurants serving liquor in the area. The Company's restaurants are competitive due to four factors; product quality, portion size, moderate pricing and a standardization throughout the Company owned restaurants and most of the franchises.

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

         During fiscal year 1996, the Company's franchise agreement with a member of Mr. Flanigan's family expired and the Company declined to offer the franchisee the option of executing its new franchise agreement. During the first quarter of fiscal year 1997, the Company filed suit against the franchisee for servicemark infringement, seeking injunctive relief and monetary damages. During the first quarter of fiscal year 1998, a Stipulated Agreed Order of Dismissal Upon Mediation was issued whereby the Company received $110,000 and the former franchisee agreed to cease all use of the "Flanigan's" servicemark and other dress features common to the Company owned and/or franchised restaurants.

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

Employees

         As of year end, the Company employed 389 persons, of which 316 were full-time and 73 were part-time. Of these employees, 25 were employed at the Company's corporate offices. Of the remaining employees, 35 were employed in package liquor stores, and 329 in restaurants.

         None  of  the  Company's   employees  are   represented  by  collective
bargaining organizations. The Company considers its labor relations to be favorable.


                      EXECUTIVE OFFICERS OF THE REGISTRANT


                         POSITIONS AND OFFICES                OFFICE OR POSITION
     NAME                   CURRENTLY HELD          AGE           HELD SINCE
     ----                   --------------          ---           ----------

Joseph G. Flanigan       Chairman of the Board
                         of Directors, Chief
                         Executive Officer,
                         and President               69              1959

William Patton           Vice President
                         Community Relations         75              1975

Edward A. Doxey          Chief Financial Officer     57              1992
                         and Secretary

Jeffrey D. Kastner       Assistant Secretary         45              1995




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

         All of the Company's units require periodic refurbishing in order to remain competitive. The Company has budgeted $255,000 for its refurbishing program for fiscal year 1999. See Item 7, "Liquidity and Capital Resources", for discussion of the amounts spent in fiscal year 1998.

         The following table summarizes the Company's properties as of October 3, 1998 including franchise locations, a club and Company managed locations.

                                            Square                     License
Name and Location                          Footage           Seats     Owned by                      Lease Terms
-----------------                          -------           -----     --------                      -----------
Big Daddy's Liquors #9 (2)
Flanigan's Enterprises, Inc.
1550 W. 84th Street                                                                              8/1/71 to 12/31/99
Hialeah, Florida                            4,300             130      Company                   options to 12/31/2009

Big Daddy's Liquors #11
#11 Corporation
330 Southern Blvd.
W. Palm Beach, FL 33405                     5,000             150      Franchisee                5/15/97 to 5/14/2000

Big Daddy's Liquors #12
Galeon Tavern, Inc
2401 10th Avenue North                                                                           11/15/92 to 11/15/2002
Lake Worth, FL 33461                        5,000             180      Franchisee                option to 11/15/2012

Flanigan's Seafood Bar & Grill #13
CIC Investors #13, Inc.
1549 N.W. Le June Rd.
Miami, FL 33126                             5,000             200      Joint Venture             N/A

Big Daddy's Liquors #14 (2)(3)
Big Daddy's #14, Inc.
2041 N.E. Second Street                                                                          6/1/79 to 6/1/99
Deerfield Beach, Florida                    3,320             90       Franchisee                options to 2009


                                            Square                     License
Name and Location                          Footage           Seats     Owned by                      Lease Terms
-----------------                          -------           -----     --------                      -----------
Big Daddy's Liquors #15 (3)(5)
CIC Investors #15 Ltd.
1479 E. Commercial Boulevard                                                                     3/12/76 to 8/31/01
Fort Lauderdale, Florida                    4,000             90       Franchisee                options to 8/31/2011

Big Daddy's Liquors #18 (2)(3)(5)
Twenty-Seven Birds, Corp.
2721 Bird Avenue                                                                                 2/15/72 to 12/31/2000
Miami, Florida                              4,300             100      Franchisee                options to 12/31/2010

Big Daddy's Liquors #19 (2)(4)
Flanigan's Enterprises, Inc.
2505 N. University drive                                                                         3/1/72 to 12/31/2000
Hollywood, Florida                          4,500             160      Company                   option to 12/31/2005

Big Daddy's Liquors #20 (2)                                                                      7/15/68 to 12/31/99
Flanigan's Enterprises, Inc.                                                                     options to 12/31/2006
13205 Biscayne Boulevard                                                                         Additional Lease
North Miami, Florida                        5,100             140      Company                   5/1/69 to 12/31/99
                                                                                                 options to 12/31/2006

Big Daddy's Liquors #22 (2)(4)
Flanigan's Enterprises, Inc.
2600 W. Davie Boulevard                                                                          12/16/68 to 12/31/2000
Fort Lauderdale, Florida                    4,100             200      Company                   options to 12/31/2010

Flanigan's Cafe #27 (9)
Flanigan's Enterprises, Inc.
732-734 N.E. 125th Street
North Miami, Florida                        3,000             90       Company                   7/1/50 to 6/30/2049

Big Daddy's Liquors #31 (2)
Flanigan's Enterprises, Inc.
4 North Federal Highway                                                                          9/6/68 to 12/31/2000
Hallandale, Florida                         4,600             150      Company                   options to 12/31/2010

Big Daddy's Liquors #33 (2)(3)(5)
Guppies, Inc.                                                                                    11/1/68 to 10/31/2003
45 South Federal Highway                                                                         New lease
Boca Raton, Florida                         4,620             130      Franchisee                11/1/2003 to 12/31/2009

Big Daddy's Liquors #34 (1)
Flanigan's Enterprises, Inc.
9494 Harding Avenue
Surfside, Florida                           3,000             N/A      Company                   5/29/97 to 5/28/2002


                                       17

                                            Square                     License
Name and Location                          Footage           Seats     Owned by                      Lease Terms
-----------------                          -------           -----     --------                      -----------
Big Daddy's Liquors #36 (2)                                                                      3/10/87 to 12/31/2000
Flanigan's Enterprises, Inc.                                                                     Additional lease
102 North Dixie Highway                                                                          4/29/87 to 12/31/2000
Lake Worth, Florida                         4,600             N/A      Company                   option to 12/31/2005

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

Big Daddy's Liquors #47 (6)(8)
Flanigan's Enterprises, Inc.
8600 Biscayne Boulevard                                                                          12/21/68-1/1/2010
Miami, Florida                              6,000             N/A      Company                   options to 1/1/2060

Flanigan's Lounge #600 (7)
Powers Ferry Landing                                                                             5/1/76 to 4/30/2001
Atlanta, Georgia                           10,000             400      Company                   option to 4/30/2006

Flanigan's Seafood Bar & Grill #60
CIC Investors #60, Ltd.
9516 Harding Ave.
Surfside, FL 93154                          6800              200      Joint Venture             8/1/97 - 12/31/2011

Flanigan's Seafood Bar & Grill #70
CIC Investors #70, Ltd.
12790 S.W 88 Street                                                                              4/1/98 - 3/31/2008
Kendall, Miami, FL 33186                    4850              161      Joint Venture             Options to 3/31/2028



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

       (9) Store was closed May 1998. The Company entered into a five year sub-lease agreement, with two five year options, with an unaffiliated third party who will operate a restaurant at this location commencing December 24, 1998.

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

         In addition to the rejection of leases, the Company also sought its release from lease agreements for businesses sold, which sales included the assignment of the leases for the business premises. While several landlords whose leases had been assigned did file claims against the Company, the majority did not, which resulted in the Company being released from its guarantees under those leases. The Company was also successful in negotiating the limitation or release of the lease guarantees of those landlords who filed claims, which settlements received Bankruptcy Court approval prior to the hearing on confirmation.

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


Item 4. Submission of Matters to a Vote of Security Holders.

         During the fourth quarter of fiscal year 1998 the Company did not submit any matter to a vote of security holders.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.


                        RANGE OF PER SHARE MARKET PRICES

                                  FISCAL 1997                     FISCAL 1998
                               -------------------           -------------------

                               High           Low             High          Low
                               ----           ---             ----          ---

         First quarter         5-7/8         4-3/4           12-3/4        7-3/8
         Second quarter        4-3/4         4               13-1/2        7-1/8
         Third quarter         4-7/8         3-5/8           13-1/4       10-3/4
         Fourth quarter       10-3/16        7-1/4           11-3/8        8-1/4

         The Company's shares are traded on the American Stock Exchange, under the symbol BDL. No dividends were paid to shareholders from the date of the initial public offering in August 1969, through the fiscal year ended September 27, 1975. Cash dividends of 20 cents and 10 cents per share were paid on January 12, 1976 and July 5, 1976, respectively. No dividends were paid during the period July 5, 1976 to March 15, 1988. During fiscal year 1988, a cash dividend of 10 cents per share was paid on March 15, 1988. No dividends were paid from March 16, 1988 through the fiscal year ended October 3, 1998. Subsequent to the end of the fiscal year 1998, the Board of directors declared a cash dividend of 20 cents per share to shareholders of record on January 4, 1999, payable on February 1, 1999.

Item 6.  Selected Financial Data.

         Not required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         At September 27, 1997, the Company was operating 14 units. The Company acquired ownership of the assets of a unit formerly operated under Court Order which unit is included in the total of stores being operated, and had interests in an additional seven units which had been franchised by the Company. Of the units operated by the Company, four were combination package liquor stores and restaurants, five were restaurants only, and four were package liquor stores only. The unit formerly operated by the Company pursuant to Court Order was a package liquor store only. There was one club operated by an unaffiliated third party under a management agreement.

         In comparison to fiscal year 1997, at October 3, 1998, the Company was operating 13 units. The Company acquired ownership of the assets of the unit formerly operated under Court Order which unit is included in the total of stores being operated, and had interests in an additional seven units which had been franchised by the Company. Of the units operated by the Company, four were combination package liquor stores and restaurants, five were restaurants only, and three were package liquor stores only. The unit formerly operated by the Company pursuant to Court Order was a package liquor store only. There was one club operated by an unaffiliated third party under a management agreement.

Liquidity and Capital Resources

Cash Flows

         The following table is a summary of the Company's cash flows for the years ended September 27, 1997 and October 3, 1998.

                                                              Fiscal
                                                            Years Ended
                                                     ---------------------------
                                                       1997               1998
                                                     -------           ---------
                                                           (in thousands)
Net cash provided by
  operating activities                               $ 2,094            $ 1,060
Net cash used in
 investing activities                                 (1,291)              (760)
Net cash used in
 financing activities                                   (266)              (166)
                                                     -------            -------
Net increase in cash
  and cash equivalents                                   537                134
Cash and cash equivalents:
  Beginning of year                                      797              1,334
                                                     -------            -------
  End of year                                        $ 1,334            $ 1,468
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

         Adjustments to net income to reconcile to cash flows from operating activities in fiscal year 1998 include a loss of $37,000 from the retirement of the Company's general ledger system. Also included is a $124,000 reduction of allowance for bad debts.

         During the first quarter of fiscal year 1998, the Company closed on its loan from Barnett Bank in the principal amount of $500,000, being fully amortized over three years with interest accruing at the prime rate charged by Barnett Bank to its commercial customers. The loan is payable in twelve equal quarterly installments of principal, each in the amount of $41,667, which commenced March 31, 1998, with interest payable monthly. The Company pledged twelve liquor licenses as collateral, which liquor licenses have an estimated fair market value of approximately $550,000. The Company used the proceeds from the loan to help fund a portion of the investment in a joint venture in fiscal year 1998.

The Year 2000 Issue

         The Company has assessed and continues to assess the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems may recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause the Company's systems to process critical financial and operational information incorrectly.

         During the third quarter of fiscal year 1998, in order to resolve the Year 2000 issue, the Company contracted to install a Great Plains accounting package to replace the accounting software presently in use. As of the end of the fiscal year 1998 the Company has expended approximately $100,000 on the installation of the program and estimates the total cost to approximate $125,000. The Company expects to have the new accounting package to be fully functional in January 1999.

         The Company utilizes POSitouch cash registers in its restaurant operations and Omron cash registers in its package stores. The registers record revenues, calculate inventory values and track inventories. Both systems are year 2000 compliant.

         The Company has confirmed with each of its major suppliers that they will be 2000 compliant by the end of 1999. The Company does not rely solely on computer systems to transact business with its suppliers and does not use any computer operated production lines.

Improvements

         Capital expenditures were $1,468,000 and $808,000 during fiscal years 1997 and 1998, respectively. The capital expenditures were for upgrading existing units serving food, improvements to package liquor stores and upgrading the corporate computer system. During the third quarter of fiscal year 1997, the Company closed on its purchase of the real property adjacent to its restaurant located at 4 N. Federal Highway, Hallandale. The Company improved this real property in fiscal 1998 as additional parking for customers of its restaurant. The purchase price was $620,000, with the seller holding a purchase money mortgage in the amount of $485,000. The purchase of and improvements to this property are included in the capital expenditures of $1,468,000 in 1997 and improvements to this property are included in the capital expenditures of $808,000 in 1998. Except as otherwise noted all of the money for additions came from operations.

         All of the Company's units require periodic refurbishing in order to remain competitive. During fiscal 1992, as cash flow improved, the Company embarked on a refurbishing program which continued through fiscal year 1998. The budget for fiscal year 1999 includes approximately $255,000 for this program. The Company believes that improved operations will provide the cash to continue the refurbishing program.

Property and Equipment

         The Company's property and equipment, at cost less accumulated depreciation and amortization, was $3,544,000 at September 27, 1997 compared to $3,717,000 at October 3, 1998. The Company's liquor licenses less accumulated amortization were $358,000 at September 27, 1997 compared to $384,000 at October 3, 1998. The Company's leased property under capital leases, less accumulated amortization, was $162,000 at September 27, 1997 compared to $129,000 at October 3, 1998. The Company's leased property under capital leases has continued to decline because any new leases the Company enters into are operating leases, and thus there are no additions to capital leases.

Long term debt

         The Company closed on its $500,000 loan with Barnett Bank during the first quarter of fiscal year 1998 and repaid principal of $125,000 during the fiscal year. The Company repaid long term debt, including the Barnett Bank note payable, capital lease obligations and Chapter 11 damages in the amount of $340,000 and $692,000 in fiscal years 1997 and 1998, respectively.

Working capital

         The table below summarizes the current assets, current liabilities and working capital for fiscal years 1997 and 1998:

                                            Sept. 27,                  Oct. 3,
         Item                                 1997                       1998
         ----                              ----------                 ----------
         Current assets                    $3,000,000                 $3,456,000
         Current liabilities                2,658,000                  2,242,000
         Working capital                      342,000                  1,214,000

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

         Management believes that positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures in fiscal year 1999.

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

Income Taxes

          Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not. For discussion regarding the Company's net operating loss carryforwards refer to Note 4 to the consolidated financial statements for fiscal year ended October 3, 1998.

Bankruptcy Proceedings

         As noted above and in Note 2 to the consolidated financial statements, on November 4, 1985, Flanigan's Enterprises, Inc., not including any of its subsidiaries, filed a Voluntary Petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. The primary purposes of the Petition were (1) to reject leases which were significantly above market rates and (2) to reject leases on closed units which had been repossessed by or returned to the Company.

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

Other Legal Matters

         Through the end of fiscal year 1990, the Company was uninsured for dram shop liability. In fiscal year 1997, the Company favorably settled its remaining uninsured dram shop claim against a limited partnership in Pennsylvania and the Company, as general partner. See page 12 and 13 for further discussion regarding dram shop suits.

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

Results of Operations

REVENUES (in thousands):
                                       Fifty-Two                Fifty-Three
                                      Weeks Ended               Weeks Ended
Sales                               Sept. 27, 1997              Oct. 3, 1998
-----                           ---------------------      --------------------
Restaurant, food                $ 9,648         50.2%      $10,628        52.0%
Restaurant, bar                   2,888         15.0%        2,891        14.0%
Package goods                     6,681         34.8%        6,901        33.8%
                                -------        -----       -------       -----
Total                            19,217        100.0%       20,420       100.0%

Franchise revenues                  591                        761
Owner's fee                         150                        173
Joint venture income                168                        207
Other operating income              194                        206
                                -------                    -------
Total revenues                  $20,320                    $21,767



         As the table above illustrates, total revenues have increased for the fiscal year ended October 3, 1998 when compared to fiscal year ended September 27, 1997.

         During the third quarter of fiscal year 1998 the Company closed its restaurant in North Miami which operated under the "Flanigan's Cafe" servicemark. Subsequent to the end of fiscal year 1998, the Company entered into a sublease for the property with an unaffiliated third party.

         Restaurant food sales represented 50.2% of total sales in the fifty-two weeks ended September 27, 1997 as compared to 52.1% in the fifty-three week period of fiscal year 1998. The weekly average of same store restaurant food sales was $182,174 and $197,132 for the fifty-two week period of fiscal year 1997 and the fifty-three weeks of fiscal year 1998, an increase of 8.2%.

         The same store weekly average for restaurant bar sales was $50,909 for the fifty-two weeks ended September 27, 1997 compared to $51,151 for the fifty-three weeks ended October 3, 1998, an increase of less than 1%. The Company's emphasis during the past few years has been towards increasing its restaurant food sales, which caters to a family oriented business. This has accounted for minimal change in the weekly average of same store restaurant bar sales.

         Package goods sales have reversed the decline of prior years with sales increasing at a weekly average of same store sales of $111,708 for the fifty-two weeks of fiscal year 1997 compared to $121,645 for the fifty-three weeks of fiscal year 1998, an increase of 8.9%.

         Franchise revenue increased from $591,000 for the fifty-two weeks ended September 27, 1997 to $761,000 for the fifty-three week period ended October 3, 1998. The increase in franchise revenue resulted from the opening of a joint venture restaurant in the second quarter of fiscal year 1998 and the resumption of the sublease rent and royalties at the start of the third quarter of fiscal year 1997 on a franchised unit that was sold to a related party in fiscal year 1997.

         Owner's fee represents fees received pursuant to a Management Agreement from the operation of a club owned by the Company in Atlanta, Georgia. The Management Agreement was amended effective July 1, 1996, whereby the Company also receives ten percent of annual sales exceeding $1,500,000 per annum as additional owner's fees.

         During the first quarter of fiscal year 1996, the Company began operating a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark as general partner and fifty percent owner of a limited partnership established for such purpose. During fiscal year 1997 the Company received $168,000 as its share of income, compared to $242,000.

During the third quarter of 1997, the Company began operating a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark as the franchisor and twenty-five percent owner of a limited partnership established for such purpose. During fiscal year 1997, the Company did not recognize any income from the partnership as compared to receiving $31,000 as its share of the income for fiscal 1998.

         During the second quarter of fiscal year 1998, the Company began operating a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark as general partner and forty-two percent of a limited partnership established for such purpose. The Company reports its income and investment under the equity method of accounting and recorded a loss of $66,000 for fiscal year 1998. The loss is attributable to pre-opening costs and expenditure of certain intangible costs as required by SOP 98-5, "reporting on the costs of start-up activities".

         The gross profit margin for restaurant sales was 63.3% and 62.3% for the fiscal years 1997 and 1998, respectively.

         The gross profit margin for package goods sales during the fifty-two weeks ended September 27, 1997 and the fifty-three weeks ended October 3, 1998 was 26.9% and 26.0%, respectively.

         Overall gross profits were 50.6% for the fiscal year ended September 27, 1997 compared to 50.0% for the fiscal year ended October 3, 1998.

Operating Costs and Expenses

         Operating costs and expenses for the fifty-two weeks ended September 27, 1997 were $19,268,000 compared to $20,383,000 for the fifty-three week period in fiscal year 1998. Operating expenses are comprised of the cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses.

         Payroll and related costs, which include workers compensation insurance premiums, were $5,580,000 and $5,964,000 for fiscal years 1997 and 1998, respectively. The 6.9% increase was attributable to increases in salaries paid to the restaurant and package division employees.

         Occupancy costs, which include rent, common area maintenance, repairs and taxes were $927,000 and $1,047,000 for fiscal years 1997 and 1998, respectively. The 12.9% increase was attributable to an increase in real property taxes as well as rental increases related with the Company's operating leases.

         Selling, general and administrative expenses were $3,270,000 for the fifty-two weeks ended September 27, 1997 and $3,163,000 for the fifty-three weeks ended October 3, 1998. The net decrease of 3.3% in selling, general and administrative expenses was achieved through management's careful monitoring of the same and decreased insurance costs in fiscal year 1998.

Other Income and Expense

         Other income and expense totaled $54,000 and $37,000 in fiscal years 1997 and 1998 respectively.

         The increase of $66,000 in interest expense on long-term debt and damages payable, which was $91,000 and $157,000 for the fifty-two weeks of fiscal year 1997 and fifty-three weeks of fiscal year 1998, is attributed to the increase in long-term debt. The decline of $8,000 in interest expense on obligations under capital leases, which was $54,000 and $46,000 for the fiscal years 1997 and 1998, respectively, is the result of declining principal balances of capital leases in general.

         The Company realized $110,000 of income in the first quarter of fiscal year 1998 from the settlement of litigation.

         The category "Other, net" was $-0- for the fifty-two weeks of fiscal year 1997 and $162,000 for the fifty-three weeks of fiscal year 1998. Other, net in the consolidated statements of income consists of the following for the years ended September 27, 1997 and October 3, 1998:

                                                               Fiscal
                                                             Years Ended
                                                    ---------------------------
                                                       1997              1998
                                                    ---------         ---------
Non-franchise related rental income                 $  32,000         $  45,000
Loss on retirement of fixed assets                    (19,000)          (37,000)
Settlement of litigation                                 --             110,000
Adjustment on sale of Pennsylvania
         limited partnership                          (31,000)             --
Insurance recovery                                     13,000              --
Miscellaneous                                           5,000            44,000
                                                    ---------         ---------
                                                    $    --           $ 162,000
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

Item 8. Financial Statements and Supplementary Data.

         Financial statements of the Company at September 27, 1997 and October 3, 1998, which include each of the two years in the period ended October 3, 1998 and the independent certified public accountants' report thereon are incorporated by reference from the 1998 Annual Report to Shareholders, included herein.

Item 9. Disagreements on Accounting and Financial Disclosure.

         (Not Applicable.)

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to regulation 14A under the Securities and Exchange Act of 1934, as amended (the 1999 Proxy Statement), is incorporated herein by reference. See also "Executive Officers of the Registrant" included in Part I hereof.

Item 11.  Executive Compensation.

         The information set forth in the 1999 Proxy Statement under the caption "Executive Compensation" is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

         The information set forth under the caption "Election of Directors Certain Relationships and Related Transactions" in the 1999 Proxy Statement is incorporated by reference.


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

 (b)     Reports on Form 8-K

                  No reports on form 8-K were filed during the fourth quarter of fiscal 1998 or subsequent to yearend.

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

(10)(u) Limited Partnership Agreement of CIC Investors #15 Ltd., dated March 28, 1997, between B.D. 15 Corp. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as a limited partner owning twenty-five percent of the limited partnership (Item 14 (a)(10)(u) of the Form 10-KSB dated September 27, 1997 is incorporated herein by reference.)

(10)(v) Limited Partnership Agreement of CIC Investors #60, Ltd., dated July 8, 1997, between Flanigan's Enterprises, Inc., as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as a limited partner owning forty percent of the limited partnership (Item 14 (a)(10)(v) of the Form 10-KSB dated September 27, 1997 is incorporated herein by reference.)

(10)(w) Stipulated Agreed Order of Dismissal upon Mediation with former franchisee (Item 14 (a)(10)(w) of the Form 10-KSB dated September 27, 1997 is incorporated herein by reference.)

(11) Statement regarding computation of per share earnings is set forth in this Annual Report on Form 10-KSB.

(13) Registrant's Form 10-KSB constitutes the Annual Report to Shareholders for fiscal year ended October 3, 1998.

(22)(a)  Company's  subsidiaries  are set  forth in this  Annual  Report on Form
10-KSB.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Flanigan's Enterprises, Inc.
                                                              Registrant

Date  1/7/1999                                     By: /s/JOSEPH G. FLANIGAN
                                                       ---------------------
                                                       Joseph G. Flanigan
                                                       Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/JOSEPH G. FLANIGAN          Chairman of the Board,          Date  1/7/1999
---------------------          Chief Executive Officer
Joseph G. Flanigan             and President


/s/EDWARD A. DOXEY             Chief Financial Officer         Date  1/7/1999
------------------             and Secretary
Edward A. Doxey

/s/CHARLES KUHN                Director                        Date  1/7/1999
---------------
Charles Kuhn

/s/GERMAINE M. BELL            Director                        Date  1/7/1999
-------------------
Germaine M. Bell

/s/CHARLES E. MCMANUS          Director                        Date  1/7/1999
---------------------
Charles E. McManus

/s/JEFFREY D. KASTNER          Assistant Secretary             Date  1/7/1999
---------------------          and Director
Jeffrey D. Kastner

/s/WILLIAM PATTON              Vice President, Public          Date  1/7/1999
-----------------              Relations and Director
William Patton

/s/JAMES G. FLANIGAN           Director                        Date  1/7/1999
--------------------
James G. Flanigan

/s/PATRICK J. FLANIGAN         Director                        Date  1/7/1999
----------------------
Patrick J. Flanigan

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


FINANCIAL STATEMENTS:

         Report of Independent Certified Public Accountants

         Consolidated Balance Sheets -- September 27, 1997 and October 3, 1998

         Consolidated Statements of Income for the Years Ended September 27, 1997 and October 3, 1998

         Consolidated Statements of Stockholders' Investment for the Years Ended September 27, 1997 and October 3, 1998

         Consolidated Statements of Cash Flows for the Years Ended September 27, 1997 and October 3, 1998

         Notes to Consolidated Financial Statements

SCHEDULE:

         II       Valuation  and   Qualifying   Accounts  for  the  Years  Ended
                  September 27, 1997 and October 3, 1998

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Flanigan's Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Flanigan's Enterprises, Inc. (a Florida corporation) and subsidiaries as of September 27, 1997 and October 3, 1998, and the related consolidated statements of income, stockholders' investment and cash flows for the years then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flanigan's Enterprises, Inc. and subsidiaries as of September 27, 1997 and October 3, 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial  statements  is  presented  for the  purpose  of  complying  with  the
Securities  and  Exchange  Commission's  rules  and is  not  part  of the  basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ARTHUR ANDERSEN LLP
----------------------
ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
     December 10, 1998.

                    FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                       SEPTEMBER 27, 1997 AND OCTOBER 3, 1998

                                       ASSETS

                                                            1997            1998
                                                         ----------     -----------
CURRENT ASSETS:
         Cash and cash equivalents                       $1,334,000     $1,468,000
         Receivables, less allowance for
           uncollectible  amounts and deferred
           gains, including related party
           receivables  of $24,000 and $25,000
           (before  allowances and deferred gains)
           in 1997 and 1998, respectively                    80,000        320,000
         Inventories                                      1,253,000      1,237,000
         Prepaid expenses                                   333,000        431,000
                                                         ----------     ----------
         Total current assets                             3,000,000      3,456,000
                                                         ----------     ----------

PROPERTY AND EQUIPMENT, net                               3,544,000      3,717,000
                                                         ----------     ----------

LEASED PROPERTY UNDER CAPITAL LEASES,
         less accumulated amortization of
         $711,000 and $744,000 in 1997
         and 1998, respectively                             162,000        129,000
                                                         ----------     ----------

OTHER ASSETS:
         Liquor licenses, less accumulated
           amortization of $90,000 and
           $98,000 in 1997 and 1998, respectively           358,000        384,000
         Notes and mortgages receivable, less
           allowance for  uncollectible  amounts and
           deferred  gains, including related party
           receivables of $197,000 and $173,000
           (before allowances and deferred gains)
           in 1997 and 1998, respectively                   168,000        161,000
         Investment in joint ventures                       987,000        937,000
         Other                                              163,000        259,000
                                                         ----------     ----------
         Total other assets                               1,676,000      1,741,000
                                                         ----------     ----------
TOTAL ASSETS                                             $8,382,000     $9,043,000
                                                         ==========     ==========


                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                     SEPTEMBER 27, 1997 AND OCTOBER 3, 1998

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                   (continued)

                                                         1997             1998
                                                     -----------      -----------
CURRENT LIABILITIES:
         Accounts payable                            $   859,000      $   850,000
         Accrued and other current liabilities         1,304,000          752,000
         Current portion of long-term debt                84,000          241,000
         Current obligations under capital
           leases                                         70,000          101,000
         Current portion of damages payable on
           terminated or rejected leases                 259,000          268,000
         Due to Pennsylvania limited
           partnership                                    82,000           30,000
                                                     -----------      -----------
         Total current liabilities                     2,658,000        2,242,000
                                                     -----------      -----------
LONG-TERM DEBT, net of current portion                   812,000          793,000
                                                     -----------      -----------
OBLIGATIONS UNDER CAPITAL LEASES,
         net of current portion                          319,000          218,000
                                                     -----------      -----------
DAMAGES PAYABLE ON TERMINATED OR
         REJECTED LEASES, net of current portion         954,000          685,000
                                                     -----------      -----------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 10)

STOCKHOLDERS' INVESTMENT:
         Common stock, par value $.10,
           authorized 5,000,000 shares,
           issued and outstanding 2,099,000
           shares in 1997 and 1998                       210,000          210,000
         Capital in excess of par value                6,395,000        6,395,000
         Retained earnings                             1,846,000        3,234,000
         Less - Treasury stock, at cost,
           1,192,000 shares in 1997
           and 1,170,000 shares in 1998               (4,812,000)      (4,734,000)
                                                     -----------      -----------
         Total stockholders' investment                3,639,000        5,105,000
                                                     -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT       $ 8,382,000      $ 9,043,000
                                                     ===========      ===========

         The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

           FOR THE YEARS ENDED SEPTEMBER 27, 1997 AND OCTOBER 3, 1998


                                                      1997              1998
                                                 ------------      ------------
REVENUES:
         Restaurant food sales                   $  9,648,000      $ 10,628,000
         Restaurant bar sales                       2,888,000         2,891,000
         Package goods sales                        6,681,000         6,901,000
         Franchise-related revenues                   591,000           761,000
         Owner's fee                                  150,000           173,000
         Joint venture income                         168,000           207,000
         Other operating income                       194,000           206,000
                                                 ------------      ------------
                                                   20,320,000        21,767,000
                                                 ------------      ------------
COSTS AND EXPENSES:
         Cost of merchandise sold -
           restaurants and lounges                  4,604,000         5,102,000
           package goods                            4,887,000         5,107,000
         Payroll and related costs                  5,580,000         5,964,000
         Occupancy costs                              927,000         1,047,000
         Selling, general and
                  administrative expenses           3,270,000         3,163,000
                                                 ------------      ------------
                                                   19,268,000        20,383,000
                                                 ------------      ------------
         Income from operations                     1,052,000         1,384,000
                                                 ------------      ------------
OTHER INCOME (EXPENSE):
         Interest expense on obligations
           under capital leases                       (54,000)          (46,000)
         Interest expense on long-term
           debt and damages payable                   (91,000)         (157,000)
         Interest income                               43,000            72,000
         Sale of management rights                    150,000              --
         Recognition of deferred gains                  6,000             6,000
         Other, net                                      --             162,000
                                                 ------------      ------------
                                                       54,000            37,000
                                                 ------------      ------------
         Income before provision for
           income taxes                             1,106,000         1,421,000

                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

           FOR THE YEARS ENDED SEPTEMBER 27, 1997 AND OCTOBER 3, 1998

                                   (continued)


                                                          1997            1998
                                                      ----------      ----------
PROVISION FOR INCOME TAXES                                13,000          33,000
                                                      ----------      ----------

         Net income                                   $1,093,000      $1,388,000
                                                      ==========      ==========
NET INCOME
         PER COMMON SHARE:

         Basic                                        $     1.21      $     1.51
                                                      ==========      ==========
         Diluted                                      $     1.18      $     1.37
                                                      ==========      ==========

WEIGHTED AVERAGE SHARES
         AND EQUIVALENT SHARES OUTSTANDING:

         Basic                                           907,000         915,000
                                                      ==========      ==========
         Diluted                                         927,000       1,010,000
                                                      ==========      ==========



         The accompanying notes to consolidated financial statements are an integral part of these statements.

                                        FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                  FOR THE YEARS ENDED SEPTEMBER 27, 1997 AND OCTOBER 3, 1998


                                               COMMON STOCK                                    TREASURY STOCK
                                  -----------------------------------------    ---------------------------------------------
                                                                               (Accumulated
                                                                 Capital in       Deficit)
                                  Number of                      Excess of        Retained       Number of
                                   Shares          Amount        Par Value        Earnings         Shares           Amount

BALANCE, September 28, 1996       2,099,000     $   210,000     $ 6,395,000     $   753,000       1,192,000      $ 4,811,000

Net income                             --              --              --         1,093,000            --               --

Purchase of 160 shares
  of treasury stock                    --              --              --              --              --              1,000
                                -----------     -----------     -----------     -----------     -----------      -----------
BALANCE, September 27, 1997       2,099,000         210,000       6,395,000       1,846,000       1,192,000        4,812,000

Net income                             --              --              --         1,388,000            --               --

Exercised stock options                --              --              --              --           (22,000)         (78,000)
                                -----------     -----------     -----------     -----------     -----------      -----------
BALANCE, October 3, 1998          2,099,000     $   210,000     $ 6,395,000     $ 3,234,000       1,170,000      $ 4,734,000
                                ===========     ===========     ===========     ===========     ===========      ===========




         The accompanying notes to consolidated financial statements are an integral part of these statements.

                    FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED SEPTEMBER 27, 1997 AND OCTOBER 3, 1998

                                                            1997             1998
                                                        -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

         Net income                                     $ 1,093,000      $ 1,388,000
         Adjustments to reconcile net income
         to net cash provided by
         operating activities:
           Depreciation and amortization                    619,000          655,000
           Provision for (reduction of)
             uncollectible notes and
             mortgages receivable                            21,000         (124,000)
           Change in provision for potential
             uninsured claims                               (58,000)            --
           Recognition of deferred gains
             and other deferred income                       (6,000)          (6,000)
           Loss on property, equipment
             and liquor licenses                             19,000           37,000
           Sale of management rights                       (150,000)            --

         Changes in assets and liabilities:

            Decrease (increase) in receivables              328,000         (151,000)
           (Increase) decrease in inventories              (175,000)          16,000
           (Increase) in prepaid expenses                    (5,000)         (98,000)
            Decrease (increase) in other assets              38,000          (96,000)
            Increase (decrease) in accounts payable         277,000           (9,000)
            Increase (decrease) in accrued
             and other current liabilities                   93,000         (552,000)
                                                        -----------      -----------
         Net cash provided by
           operating activities                           2,094,000        1,060,000
                                                        -----------      -----------


                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE YEARS ENDED SEPTEMBER 27, 1997 AND OCTOBER 3, 1998

                                   (continued)

                                                       1997            1998
                                                   ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

         Net proceeds from sale of property,
           equipment, liquor licenses
           and management rights                       95,000            --
         Collections on notes and
           mortgages receivable                        56,000          48,000
         Purchase of property and equipment          (983,000)       (808,000)
         Investment in joint ventures                (428,000)           --
         Proceeds (adjustment) from sale
           of Pennsylvania limited partnership        (31,000)           --
                                                   ----------      ----------

         Net cash used in
           investing activities                    (1,291,000)       (760,000)
                                                   ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Borrowings of long-term debt                 423,000         500,000
         Payments of long-term debt                   (33,000)       (362,000)
         Payments of obligations under
           capital leases                             (59,000)        (70,000)
         Payments of damages payable on
           terminated or rejected leases             (248,000)       (260,000)
         Change in amount due to Pennsylvania
           limited partnership                       (348,000)        (52,000)
         Purchase of treasury stock                    (1,000)           --
         Proceeds from exercise of options               --            78,000
                                                   ----------      ----------

         Net cash used in
           financing activities                      (266,000)       (166,000)
                                                   ----------      ----------


                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE YEARS ENDED SEPTEMBER 27, 1997 AND OCTOBER 3, 1998

                                   (continued)

                                                         1997           1998
                                                      ----------     ----------
NET INCREASE IN CASH AND
         CASH EQUIVALENTS                                537,000        134,000

CASH AND CASH EQUIVALENTS,
         BEGINNING OF YEAR                               797,000      1,334,000
                                                      ----------     ----------
CASH AND CASH EQUIVALENTS,
         END OF YEAR                                  $1,334,000     $1,468,000
                                                      ==========     ==========

Supplemental disclosures of cash flow information:

         Cash paid during the year for:

           Interest                                   $  142,000     $  199,000
           Income taxes                                   18,000         33,000

         Noncash Activities:

           Retirement of unrealizable
           general ledger system,
           at net book value                                --       $   37,000

           Exchange of note receivable
           for sale of management rights              $  100,000     $     --

           Investment in joint ventures               $  439,000     $  (50,000)

           Write-off of fully reserved
           mortgage receivable                        $   60,000     $     --

           Exchange of note payable
           for purchase of land                       $  485,000     $     --

           Receipt of liquor license in
           connection with litigation
           settlement                                       --       $   35,000


         The accompanying notes to consolidated financial statements are an integral part of these statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SEPTEMBER 27, 1997 AND OCTOBER 3, 1998


(1)      NATURE OF OPERATIONS:

         Incorporated in 1959, Flanigan's Enterprises, Inc. ("Flanigan's" or the "Company") began operations in South Florida as a chain of small cocktail lounges and package liquor stores. At October 3, 1998, the Company owns and/or operates five full-service restaurants, three package liquor stores, four combination full-service restaurants and package liquor stores in Florida, and one club in Georgia, for which Flanigan's receives an owner's fee pursuant to a management agreement. The Company's restaurants are operated under the "Flanigan's Seafood Bar and Grill" servicemark while the Company's package stores are operated under the "Big Daddy's Liquors" servicemark. Additionally, the Company holds interests in seven franchised units.

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

         The Bankruptcy Code allows the debtor-in-possession to either assume or reject certain liabilities, leases, or other executory contracts subject to court approval. Lessors or other parties to contracts, which are rejected are entitled to file claims for losses or damages sustained as a result of the rejection. In fiscal 1986, Flanigan's recorded estimated damages of $4,278,000 for claims for losses as a result of rejected leases. Because the damage payments were to be made over nine years, the total amount due was discounted at a rate of 9.25%, Flanigan's then effective borrowing rate. During fiscal 1991 and 1992, Flanigan's renegotiated the payment of this obligation to extend through fiscal 2002, which effectively reduced the discount rate to 3.71%. Remaining liabilities for damage payments are included as "Damages Payable on Terminated or Rejected Leases" in the accompanying consolidated balance sheets. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of damages payable on terminated or rejected leases is approximately $953,000. The fair value of all other financial instruments approximates the carrying value on the balance sheets, due to their short-term nature or market rates of interest.

         As of October 3, 1998, damages payable on terminated or rejected leases, including imputed interest, mature as follows:


                  Fiscal                                       Amount
                  ------                                       ------
                  1999                                        300,000
                  2000                                        300,000
                  2001                                        300,000
                  2002                                        119,000
                                                            ---------
                                                            1,019,000

                  Less - Amount representing
                           interest                           (66,000)
                                                            ---------
                                                            $ 953,000
                                                            =========

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

         (d)  Liquor Licenses -

         Liquor licenses purchased prior to October 31, 1970 (the date Accounting Principles Board ("APB") Opinion No. 17 became effective), amounted to $145,000 at September 27, 1997 and October 3, 1998, and are not amortized unless an impairment in value is indicated. The cost of liquor licenses acquired subsequent to October 31, 1970, is amortized over a period of 40 years.

         (e)  Property and Equipment -

         For financial reporting, the Company uses the straight-line method for providing depreciation and amortization on property and equipment. Property and equipment at September 27, 1997 and October 3, 1998, consisted of the following:

                                                Useful
                                                 Lives                   1997                      1998
                                               ----------            -----------               -----------
         Land and land improvements               N/A                $   630,000               $   816,000

         Furniture and equipment               3 -7 years              4,839,000                 4,951,000
         Leasehold interests and
           improvements                        See below               4,929,000                 5,309,000
                                                                     -----------               -----------
                                                                      10,398,000                11,076,000
         Less - accumulated
           depreciation and
           amortization                                               (6,854,000)               (7,359,000)
                                                                     -----------               ==---------
                                                                     $ 3,544,000               $ 3,717,000
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

         (g)  Newly Issued Accounting Pronouncement-

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 supersedes the previous standard (Accounting Principles Board Opinion No. 15), modifies the methodology for calculating earnings per share, and is effective for annual and interim periods ending after December 15, 1997; early adoption is not permitted. Earnings Per Share for fiscal year 1998 have been calculated under SFAS No. 128 and have been restated under SFAS No. 128 for fiscal year 1997.

         Statement of Financial Accounting Standards No. 131 ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information", was issued by the Financial Accounting Standards Board in June 1997. This statement establishes standards for reporting of selected information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 131 beginning October 4, 1998. Adoption of this standard will not have a material effect on the Company's existing segment reporting disclosures.

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

         (i) Stock-based Compensation-

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") encourages, but does not require companies to record compensation plans using a fair value based method. The Company has chosen to continue to account for stock-based compensation using the intrinsic value based method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the corporation's stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

         The components of the Company's provision for income taxes, which is all current, for the fiscal years ended 1997 and 1998 are as follows:

                                        1997                       1998
                                      ---------                 ---------

         Federal                      $   8,000                 $   29,000
         State                            5,000                      4,000
                                      ---------                 ----------
                                      $  13,000                 $  33,000
                                      =========                 ==========

         A reconciliation of income tax computed at the statutory federal rate to income tax expense is as follows:

                                               1997          1998
                                            ---------      ---------
          Tax provision at the
            statutory rate of 34%           $ 376,000      $ 483,000

          State income taxes, net of
            federal income tax benefit          3,000          3,000

          Change in valuation allowance      (383,000)      (489,000)

          Other                                17,000         36,000
                                            ---------      ---------
                                            $  13,000      $  33,000
                                            =========      =========

         In fiscal 1991 and prior years, the Company generated loss carryforwards for both financial statement and tax purposes. At October 3, 1998, the available tax loss carryforward is approximately $1,400,000, which expires between 2002 and 2006.

         In addition to net operating loss carryforwards, the Company has deferred tax assets amounting to approximately $428,000 at October 3, 1998, which arise primarily due to depreciation recorded at different rates for tax and book purposes, and capital leases, allowances for uncollectible amounts and accruals for potential uninsured claims, all recorded for financial reporting purposes but not recognized for tax purposes. Because realization of the total amount of available net deferred tax assets, including net operating loss carryforwards, is not "more likely than not", a valuation allowance has been provided as follows:

         Deferred tax item
                                              Tax Effect      Tax Effect
                                                 1997            1998
                                             -----------      -----------
      Book/tax differences in
        property and equipment               $   268,000      $   321,000
      Receivable allowances                       42,000             --
      Leases, capitalized for books only          77,000           65,000
      Accruals for potential
        uninsured claims                          34,000             --
      Discount on damages payable                (37,000)         (22,000)
      Other, net                                  43,000           64,000
      Net operating loss carryforward,
        tax effected                           1,045,000          555,000

      Valuation allowance                     (1,472,000)        (983,000)
                                             -----------      -----------
                                             $        --      $        --
                                             ===========      ===========

(5)      LEASES:

         The Company leases a substantial portion of the land and buildings used in its operations under leases with initial terms expiring between 1999 and 2049. Renewal options are available on many of the leases. In certain instances, lease rentals are subject to cost-of-living increases or fair market rental appraisals and/or sales overrides. Certain properties are subleased through various expiration dates.

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

         Future minimum lease payments under capital leases and noncancellable operating leases, including leases under which the Company is contingently liable, and noncancellable sublease income are as follows:

                                                      Capital                   Operating                  Sublease
                                                       Leases                     Leases                    Income
              1999                                     109,000                   1,178,000                   598,000
              2000                                      77,000                     924,000                   549,000
              2001                                      55,000                     454,000                   352,000
              2002                                      32,000                     261,000                   180,000
              2003                                      32,000                     261,000                   180,000
         Thereafter                                    203,000                   2,137,000                 1,311,000
                                                     ---------                  ----------                ----------
         Total                                       $ 508,000                  $5,215,000                $3,170,000
                                                                                ==========                ==========
         Less - Amount representing
           interest                                   (189,000)
                                                     ---------
         Present value of minimum
           lease payments                            $ 319,000
                                                     =========

         Total rent expense for all operating leases (including those with an initial term of less than one year and net of subleases) was $622,000 and $672,000 in 1997 and 1998, respectively, and is included in "Occupancy costs" in the accompanying consolidated statements of income.

         Aggregate annual rentals under leases with related parties, net of applicable sublease income, were approximately $251,000 in 1997 and 1998. Remaining rental commitments included in future minimum rental payments required under these leases are approximately $405,000 as of October 3, 1998.

(6)      RECEIVABLES:

         Receivables, net of allowances for uncollectible amounts and deferred gains, consists of the following at September 27, 1997 and October 3, 1998:

                                                 1997            1998
                                               ---------      ---------
Notes and mortgages receivable from
  unrelated parties, bearing interest
  at rates ranging from 9% to 15%
  and due in varying installments
  through 2002                                 $ 129,000      $ 107,000

Notes and mortgages  receivable from
  related parties,  bearing interest
  at rates ranging from 10% to 14% and due
  in varying installments through 2007           221,000        198,000

Various noninterest-bearing
  receivables currently due                      124,000        273,000
                                               ---------      ---------
                                                 474,000        578,000

  Less - Deferred gains                         (102,000)       (97,000)

         Allowance for
           uncollectible amounts                (124,000)          --
                                               ---------      ---------
                                                 248,000        481,000
Amount representing current portion               80,000        320,000
                                               ---------      ---------
                                               $ 168,000      $ 161,000
                                               =========      =========

         The majority of the notes and mortgages receivable represent amounts owed to the Company for store operations which were sold. Unless a significant amount of cash is received on the sale, a pro rata portion of the gain is deferred and recognized only as payments on the notes and mortgages are received by the Company. Any losses on sales of stores are recognized currently. During both fiscal 1997 and 1998, $6,000 of deferred gains was recognized on collections of such notes receivable.

         Receivables at October 3, 1998 mature as follows:

                1999                                    320,000
                2000                                     45,000
                2001                                     47,000
                2002                                     53,000
                2003                                     14,000
                Thereafter                               99,000
                                                      ---------
                                                      $ 578,000
                                                      =========

(7)      INVESTMENT IN JOINT VENTURES:

         During the first quarter of fiscal year 1996, the Company began operating a restaurant in Miami, Florida, under the "Flanigan's Seafood Bar and Grill" servicemark as general partner and fifty percent owner of a limited partnership established for such purpose.

         During the third quarter of fiscal year 1997, a related party formed a limited partnership to own a certain franchise in Fort Lauderdale, Florida, through which it raised the necessary funds to renovate the restaurant. The Company is a twenty-five percent limited partner in the franchise. Other related parties, including but not limited to, officers and directors of the Company and their families, are also investors.

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

         The following is a summary of condensed unaudited financial information pertaining to the Company's joint venture investments:


                                           9/27/97        10/3/98
                                         ----------     ----------

              Current assets             $1,374,000     $  205,000
              Noncurrent assets           1,936,000      2,960,000
              Current liabilities           176,000        324,000
              Noncurrent liabilities        629,000        589,000
              Revenues                    3,258,000      6,083,000
              Income from operations      2,118,000      3,345,000
              Net income                    419,000        854,000

(8)      ACCRUED AND OTHER CURRENT LIABILITIES:

         Accrued and other current liabilities consist of the following at September 27, 1997 and October 3, 1998:

                                               1997           1998
                                           ----------     ----------
           Property taxes                  $   72,000     $  115,000
           Salaries and wages                 340,000        231,000
           Franchisee advance funds            57,000         44,000
           Potential uninsured claims         101,000        101,000
           Investment in joint venture        439,000           --
           Other                              295,000        261,000
                                           ----------     ----------
                                           $1,304,000     $  752,000
                                           ==========     ==========

         Franchisee advance funds represent cash balances held by the Company on behalf of franchisees (see Note 11) for inventory purchases to be made as part of the Company-sponsored cooperative buying program.

(9)      LONG-TERM DEBT:

         Long-term debt consists of the following at September 27, 1997 and October 3, 1998:

                                                                                                  1997                       1998
                                                                                               ----------                 ----------
         Mortgages payable,  secured by land,  bearing interest at 8% payable in monthly installments of principal and interest,
           maturing in April 2007                                                              $  480,000                 $ 353,000


         Note payable to  various  employees,  related  and  unrelated  parties, secured by various  receivables,  bearing interest at 12%, payable in monthly installments of principal and interest, maturing in
           July 2002                                                                              366,000                   306,000


         Note payable, secured by vehicles,
           bearing interest at 8.5%, payable
           in monthly installments of principal
           and interest, maturing in September 2000                                                50,000                        -0-





                                                                                                  1997                      1998
                                                                                               ----------                 ----------
         Note payable,  Barnett Bank, secured by Liquor license bearing interest at the prime rate,  payable in quarterly  installments  of principal, monthly interest payments maturing in
           December 2000                                                                               -0-                  375,000
                                                                                                  -------                ----------
                                                                                                  896,000                 1,034,000

         Less - Current portion                                                                   (84,000)                 (241,000)
                                                                                                 --------                ----------
                                                                                                 $812,000                $  793,000
                                                                                                 ========                ==========



         Long-term debt at October 3, 1998 matures as follows:

                         Year                                     Amount
                         ----                                   ---------
                         1999                                   $  241,000
                         2000                                      251,000
                         2001                                      137,000
                         2002                                       90,000
                         2003                                       12,000
                         Thereafter                                303,000
                                                                ----------
                                                                $1,034,000
                                                                ==========

(10)     COMMITMENTS AND CONTINGENCIES:

          Guarantees

         The Company is contingently liable for annual rentals in the amount of approximately $494,000 at October 3, 1998, for lease obligations in connection with the assignment of leases on stores sold. In the event of default under any of these agreements, the Company will have the right to repossess the premises.

         Employment Agreement

         On June 3, 1987, the Company entered into an employment agreement (the "Employment Agreement") with the Chairman of the Board, which was ratified by the stockholders at the Company's 1988 annual meeting. The Employment Agreement provides, among other things, for annual compensation of $150,000, through December 31, 1998, renewable annually, as well as a bonus based on the Company's cash flow, as defined. Subsequent to year end, the Employment Agreement was renewed through December 31, 1999. This Employment Agreement was amended in January 1997 to redefine a bonus equal to 15% of the Company's annual pre-tax income in excess of $650,000 and to grant stock options (discussed in Note 13). For fiscal year 1997, a bonus of $78,000 was earned and in fiscal year 1998 a bonus of $116,000 was earned under the amended Employment Agreement. The Employment Agreement further provides that in the event of termination, the Chairman of the Board would be entitled to a maximum payment of $450,000.

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

(11)     FRANCHISE PROGRAM:

         At October 3, 1998, seven stores were operated under franchise agreements. Under the franchise agreements, the Company agrees to provide guidance, advice and management assistance to the franchisees. The Company also agrees to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. The franchise agreements provide for fees to the Company of approximately 3% of gross sales. Of the seven franchised stores, five are owned or operated by related parties. When received, initial franchise fees are deferred and recognized ratably as payments are received on the related notes. The Company is not currently offering or accepting new franchises.

(12)     DUE TO PENNSYLVANIA LIMITED PARTNERSHIP:

         Through September 20, 1996, the Company operated a club in Pennsylvania through a limited partnership (the "Partnership") in which the Company acted as the general partner.

         On September 20, 1996, the Partnership's assets were sold for approximately $500,000. Liabilities to the limited partners and remaining liabilities of the Partnership are included as "Due to Pennsylvania limited partnership" in the accompanying consolidated balance sheets. Although the Statutes of Limitations has passed, there remains one law suit which has not been settled. Upon settlement, the balance of the liability will be paid to the limited partners.

(13)     STOCK OPTION PLANS:

         Employment Agreement - Chairman of the Board

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

         In January 1997, the Company amended the Chairman's Employment Agreement. The amendment grants the Chairman an additional option to acquire 4.99% of the common stock of the Company outstanding as of the date of exercise, but not less than 45,350 shares, at the option price of $4.95 per share, representing the fair value at that date. The options expire December 31, 2001.

         Key Employee Incentive Stock Option Plan

         In December 1993, the Board of Directors approved a Key Employee Incentive Stock Option Plan, which reserved and authorized the issuance of 100,000 shares of the Company's common stock to eligible employees. At the Company's 1994 annual meeting, the stockholders approved this plan. The stock options vest over a period of one year.

         At October 3, 1998, options for all of the shares of common stock that were reserved for issuance to the Key Employee Incentive Stock Option Plan had been issued.

         Changes in outstanding incentive stock options for common stock are as follows:

                                                   1997            1998
                                                 -------         -------
            Outstanding at beginning of year     146,540         191,890
            Options granted                       45,350              --
            Options exercised                       --            22,900
                                                 -------         -------
            Outstanding at end of year           191,890         168,990
                                                 =======         =======
            Exercisable at end of year           191,890         168,990
                                                 =======         =======

         Weighted average option exercise price information for fiscal years 1997 and 1998 is as follows:

                                                     1997           1998
                                                   --------       --------
              Outstanding at beginning of year     $   4.51       $   4.61
              Granted during the year                  4.95             --
              Exercised during the year                  --           3.46
                                                   --------          -----
              Outstanding at end of year               4.61           4.77
                                                   --------          -----
              Exercisable at end of year           $   4.61       $   4.77

         Significant options groups outstanding at October 3, 1998 and related weighted average price and life information are as follows:


           Grant                     Options                    Options            Exercise                Remaining
           Date                     Outstanding               Exercisable            Price                Life (years)
         --------                   -----------               -----------          -------                ------------
          2/25/94                     46,540                     46,450             $  6.50                   4 yrs
          4/19/94                     33,100                     52,000             $  3.50                   1 yr
         12/21/95                     26,000                     30,000             $  3.25                   2 yrs
          3/14/96                     18,000                     18,000             $  4.38                   3 yrs
          1/08/97                     45,350                     45,350             $  4.95                   3 yrs

         The Company applies APB No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation for the Company's stock-based compensation plans been determined pursuant to SFAS No. 123, the Company's net income and earnings per share for 1997 would have decreased accordingly. There is no impact on net income or earnings per share for the year ended 1998 as a result of the application of SFAS No. 123, as no options were granted during the current year. Using the Black-Scholes option pricing model for all options granted after January 1, 1995, the Company's pro forma weighted average fair value of options granted, with related assumptions, are as follows:


                                                                1997
                                                             --------
         Pro forma net income                                $  1,017
         Pro forma earnings
           per share (basic)                                 $   1.09
         Pro forma earnings
           per share (diluted)                               $   1.01
         Pro forma weighted average fair
           value of options granted                          $   1.81
         Expected life (years)                                      5
         Risk-free interest rate                                  5.9%
         Expected volatility                                       39%

(14)     INCOME PER COMMON SHARE:

         Net income per common share is calculated by dividing net income by the weighted average number of shares and share equivalents outstanding.

                                                  1997                        1998
                                        -----------------------     -----------------------
                                           Basic        Diluted        Basic        Diluted
                                        ---------     ---------     ---------     ---------
Weighted average shares outstanding       907,000       907,000       915,000       915,000

Incremental shares after
  application of the treasury
  stock method or modified
  treasury stock method, as
  applicable                                 --          20,000          --          95,000
                                        ---------     ---------     ---------     ---------

Shares used in calculation of
  net income per common share             907,000       927,000       915,000     1,010,000
                                        =========     =========     =========     =========

(15)     RELATED PARTY TRANSACTIONS:

         In fiscal 1990, the Company's Chairman and a relative formed a corporation to manage one of the Company's franchised stores. The corporation continues to manage the franchised store.

         During fiscal 1997 and 1998 respectively, the Company incurred legal fees of approximately $96,000 and $105,000 (in salary) for services provided by a member of the Board of Directors.

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

         Information concerning the revenues and operating income for the years ended September 27, 1997 and October 3, 1998, and identifiable assets for the two segments in which the Company operates, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash and notes and mortgages receivable. The Company does not have any operations outside of the United States and intersegment transactions are not material.

                                                     1997               1998
                                                ------------       ------------
OPERATING REVENUES:
         Retail package stores                  $  6,681,000       $  6,901,000
         Restaurants                              12,535,000         13,519,000
         Other revenues                            1,104,000          1,347,000
                                                ------------       ------------
Total operating revenues                        $ 20,320,000       $ 21,767,000
                                                ============       ============

INCOME FROM OPERATIONS RECONCILED TO
INCOME BEFORE INCOME TAXES:
Operating income:
         Retail package stores                  $    448,000       $    173,000
         Restaurants                               1,224,000          1,378,000
                                                ------------       ------------
                                                   1,672,000          1,551,000
         Corporate expenses,
           net of other revenues                    (620,000)          (167,000)
                                                ------------       ------------
Operating income                                   1,052,000          1,384,000
         Interest expense,
           net of interest income                   (102,000)          (131,000)
         Other                                       156,000            168,000
                                                ------------       ------------
Income before income taxes                      $  1,106,000       $  1,421,000
                                                ============       ============

IDENTIFIABLE ASSETS:
         Retail package stores                  $  1,944,000       $  2,006,000
         Restaurants                               2,969,000          3,090,000
                                                ------------       ------------
                                                   4,913,000          5,096,000
         Corporate                                 3,469,000          3,947,000
                                                ------------       ------------
Consolidated totals                             $  8,382,000       $  9,043,000
                                                ============       ============

                                                      1997               1998
                                                  -----------        -----------
CAPITAL EXPENDITURES:
         Retail package stores                    $    85,000        $     4,000
         Restaurants                                1,288,000            672,000
                                                  -----------        -----------
                                                    1,373,000            676,000
         Corporate                                     95,000            132,000
                                                  -----------        -----------
Total capital expenditures                        $ 1,468,000        $   808,000
                                                  ===========        ===========


DEPRECIATION AND AMORTIZATION:
         Retail package stores                    $    97,000        $    99,000
         Restaurants                                  416,000            435,000
                                                  -----------        -----------
                                                      513,000            534,000
         Corporate                                    106,000            121,000
                                                  -----------        -----------
Total depreciation and amortization               $   619,000        $   655,000
                                                  ===========        ===========

(17)    OTHER, NET:

         Other, net in the consolidated statements of income consist of the following for the years ended September 27, 1997 and October 3, 1998:


                                                       1997              1998
                                                    ---------         ---------
Non-franchise related rental income                 $  32,000         $  45,000
Loss on retirement of fixed assets                    (19,000)          (37,000)
Settlement of litigation                                 --             110,000
Insurance recovery                                     13,000              --
Adjustment on sale of Pennsylvania
         limited partnership                          (31,000)             --
Miscellaneous                                           5,000            44,000
                                                    ---------         ---------
                                                    $    --           $ 162,000
                                                    =========         =========



(18)     SUBSEQUENT EVENTS:


         Subsequent to the end of the fiscal year, the Board of Directors declared a dividend of 20 cents per share to shareholders of record on January 4, 1999, which is on February 1, 1999.

         During the third quarter of fiscal year 1998, the Company entered into a lease agreement for a restaurant in Kendall, Florida and a separate agreement for the purchase of the furniture, fixtures and equipment of the existing restaurant. The lease agreement and separate agreement are each contingent upon the Company applying for and receiving zoning variances from Miami-Dade County, Florida. During the first quarter of fiscal year 1999, the Company submitted its application for zoning variances to Miami-Dade County, Florida, which zoning variances were unanimously granted at a hearing on November 18, 1998. With the expiration of the applicable appeal period, the granting of the zoning variances will be final. During the first quarter of fiscal year 1999, building plans were also submitted to Miami-Dade County, Florida and it is anticipated that the building permits will be issued and construction commenced by February 1, 1999, with the renovated restaurant open for business by June 1, 1999.

         During the first quarter of fiscal year 1999, the Company purchased the Management Agreement of a franchisee in Deerfield Beach, Florida, which included the right to manage the franchised restaurant, effective December 1, 1998. The purchase price for the Management Agreement was $120,000, plus one half of the management fees earned by the Company throughout the term of the same. Upon the death of the former manager, the Company has the option of purchasing the right of the former manager to receive one half of the management fees earned by the Company under the Management Agreement for a purchase price of $120,000. The former manager also agreed to remain as the restaurant manager through February 1, 1999.

                                                                                                                         SCHEDULE II
                                            FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                     FOR THE YEARS ENDED SEPTEMBER 27, 1997 AND OCTOBER 3, 1998



                  Col. A                                              Col. B           Col. C            Col. D           Col. E
                                                                                       Additions
                                                                      Balance at       Charged to                         Balance at
                                                                      Beginning        Cost and Amounts                   End of
                  Description                                         of Period        Expenses          Written off      Period
                  -----------                                         ---------        --------          -----------      ------
         FOR THE YEAR ENDED SEPTEMBER 27, 1997
                  Allowance for uncollectible
                    notes and mortgages receivable                    $ 163,000        $   21,000        $ (60,000)       $ 124,000
                                                                      =========        ==========        =========        =========


         FOR THE YEAR ENDED OCTOBER 3, 1998
                  Allowance for uncollectible
                    notes and mortgages receivable                    $ 124,000        $       -0-       $(124,000)       $      -0-
                                                                      =========        ==========        =========        =========

