Form 10QSB
period 1999-01-02
FLANIGANS ENTERPRISES INC
filed 1999-02-12
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended January 2, 1999

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

Indicate the number of shares outstanding of each of the issuers classes of Common Stock as of the latest practicable date 930,000

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                 January 2, 1999



PART I.           FINANCIAL INFORMATION


         1.       UNAUDITED CONDENSED FINANCIAL STATEMENTS

                  Consolidated Summary of Earnings -- For the Thirteen Weeks ended December 27, 1997 and January 2, 1999

                  Consolidated Balance Sheets -- as of October 3, 1998 and January 2, 1999

                  Consolidated Statements of Cash Flows for the Thirteen Weeks Ended December 27, 1997 and January 2, 1999

                  Notes to Consolidated Financial Statements


         2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS


PART II.          OTHER INFORMATION AND SIGNATURES:



                  6.       Exhibits and Reports on Form 8-K
                           (a)      Exhibits
                           (b)      Reports on Form 8-K

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS ENDED
                      DECEMBER 27, 1997 and JANUARY 2, 1999
                      (In Thousands Except Per Share Data)

                                                       DECEMBER 27,    JANUARY 2,
                                                          1997            1999
                                                         -------        -------
REVENUES:
         Restaurant food sales                           $ 2,395        $ 2,566
         Restaurant bar sales                                735            668
         Package goods sales                               1,990          1,921
         Franchise - related revenues                        159            202
         Owner's fee                                          37             37
         Joint venture income                                 66             94
         Other operating income                               58             26
                                                         -------        -------
                                                           5,440          5,514
                                                         -------        -------

COSTS AND EXPENSES:
         Cost of merchandise sold
           restaurant and lounges                          1,184          1,193
         Cost of merchandise sold
           package goods                                   1,488          1,448
         Payroll and related costs                         1,440          1,437
         Occupancy costs                                     243            249
         Selling, general and
           administrative expenses                           888            848
                                                         -------        -------
                                                           5,243          5,175
                                                         -------        -------
         Income from operations                              197            339
                                                         -------        -------
OTHER INCOME (EXPENSE):
         Interest expense on obligations
           under capital leases                              (11)           (11)
         Interest expense on long-term
           debt and damages payable                          (34)           (36)
         Abandoned fixed assets                             --             --
         Interest income                                      13             13
         Settlement of litigation                            110           --
         Recovery on judgment                               --               50
         Recognition of deferred gains                         1              1
         Other, net                                            6             (2)
                                                         -------        -------
                                                              85             15
                                                         -------        -------
         Income before income taxes                          282            354

                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                          FOR THE THIRTEEN WEEKS ENDED

                      DECEMBER 27, 1997 AND JANUARY 2, 1999
                      (In Thousands Except Per Share Data)

                                   (continued)

                                                         DECEMBER 27,    JANUARY 2,
                                                            1997            1999
                                                           ----            ----
PROVISION FOR INCOME TAXES:                                 $--             $  8
                                                            ----            ----

         Net income                                         $282            $346
                                                            ====            ====

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

                              FIRST QUARTER ENDED                         FIRST QUARTER ENDED
                                December 27,1997                            January 2, 1999
                      Income          Shares                       Income         Shares
                     Numerator        Denom.          EPS         Numerator       Denom.             EPS
                     ---------        ------          ---         ---------       ------             ---
BASIC EPS              282,464        907,218         0.31        346,129        930,000              0.37
                     ---------      ---------         ----        -------      ---------            ------

Effect/dilutive
Stock Options             --           97,568                                       --              82,164
                     ---------      ---------         ----        -------      ---------            ------

DILUTED EPS            282,464      1,004,786         0.28        346,129      1,012,164              0.34
                     ---------      ---------         ----        -------      ---------            ------

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS

                          OCTOBER 3, 1998 AND JANUARY 2, 1999

                                         ASSETS

                                                             OCTOBER 3,      JANUARY 2,
                                                               1998             1999
                                                            ----------      ----------
CURRENT ASSETS:
         Cash and equivalents                               $1,468,000      $1,313,000
         Receivables, less allowance for
           uncollectible  amounts and deferred  gains,
           including  related party receivables
           of $25,000 and $26,000  (before allowances
           and deferred gains) in 1998 and 1999
           respectively                                        320,000         349,000
         Inventories, at lower of cost (first-
           in, first out) or market                          1,237,000       1,417,000
         Prepaid expenses                                      431,000         476,000
                                                            ----------      ----------
         Total current assets                                3,456,000       3,555,000
                                                            ----------      ----------
PROPERTY AND EQUIPMENT, net                                  3,717,000       3,789,000
                                                            ----------      ----------
LEASED PROPERTY UNDER CAPITAL LEASES,
         less accumulated amortization of
         $720,000 and $752,000 in 1998
         and 1999 respectively                                 129,000         121,000
                                                            ----------      ----------
OTHER ASSETS:
         Liquor licenses, less accumulated
           amortization of $98,000 and $100,000
           in 1998 and 1999 respectively                       384,000         382,000
         Notes and mortgages receivable, less
           allowance for uncollectible amounts and
           deferred gains, and including related
           party receivables of $173,000 and $160,000
           (before allowances and deferred gains)
           in 1998 and 1999  respectively                      161,000         150,000
         Investment in joint venture                           937,000         985,000
         Other                                                 259,000         308,000
                                                            ----------      ----------
         Total other assets                                  1,741,000       1,825,000
                                                            ----------      ----------
         TOTAL ASSETS                                       $9,043,000      $9,290,000
                                                            ==========      ==========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                       OCTOBER 3, 1998 AND JANUARY 2, 1999

               LIABILITIES AND STOCKHOLDER'S INVESTMENT (DEFICIT)

                                   (continued)

                                                     OCTOBER 3,       JANUARY 2,
                                                       1998              1999
                                                    ----------      ----------
CURRENT LIABILITIES:
     Accounts payable                               $  850,000      $  792,000
         Accrued and other current liabilities         752,000         828,000
         Current portion of long-term debt             241,000         245,000
         Current obligations under capital
           leases                                      101,000         103,000
         Current portion of damages payable on
           terminated or rejected leases
           and other bankruptcy liabilities            268,000         271,000
         Due to Pennsylvania
           limited partnership                          30,000           7,000
                                                    ----------      ----------
         Total current liabilities                   2,242,000       2,246,000
                                                    ----------      ----------
LONG TERM DEBT, net of current
           portion                                     793,000         777,000
                                                    ----------      ----------
OBLIGATIONS UNDER CAPITAL LEASES,
           net of current portion                      218,000         199,000
                                                    ----------      ----------
DAMAGES PAYABLE ON TERMINATED OR
         REJECTED LEASES AND OTHER
         BANKRUPTCY LIABILITIES,
         net of current portion                        685,000         617,000
                                                    ----------      ----------

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                       OCTOBER 3, 1998 AND JANUARY 2, 1999

               LIABILITIES AND STOCKHOLDER'S INVESTMENT (DEFICIT)


                                   (continued)



                                                     OCTOBER 3,         JANUARY 2,
                                                       1998               1999
                                                    -----------       -----------
STOCKHOLDERS' INVESTMENT (DEFICIT)
         Common stock, par value $.10
           authorized 5,000,000 shares,
           issued 2,099,000 shares                  $   210,000       $   210,000
         Capital in excess of par value               6,395,000         6,395,000
         Retained earnings                            3,234,000         3,580,000
         Less - Treasury stock, at cost,
           1,192,000 shares in 1997 and
           1,170,000 in 1998                         (4,734,000)       (4,734,000)
                                                    -----------       -----------
         Total stockholders' investment               5,105,000         5,451,000
                                                    -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT      $ 9,043,000       $ 9,290,000
                                                    ===========       ===========




           The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                       FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                               FOR THE THIRTEEN WEEKS ENDED

                           DECEMBER 27, 1997 AND JANUARY 2, 1999
                                      (In Thousands)


                                                                 DECEMBER 27,  JANUARY 2,
                                                                    1997        1999
                                                                    -----       -----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                  $ 282       $ 346
         Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities:
                  Depreciation and amortization
                    of property, equipment and
                    capital leases                                     155         153
                  Amortization of liquor licenses                        3           2
                  Recognition of deferred gains
                    and other deferred income                           (1)         (1)
                  Recognition of recovery of judgment                 --           (50)

         Changes in assets and liabilities:

                  (Increase) in receivables                            (40)        (29)
                  (Increase) in inventories                           (182)       (180)
                  Decrease (increase) in prepaid expenses              121         (45)
                  Increase (decrease) in accounts payable              384         (58)
                  (Decrease) increase in accrued liabilities          (680)         76
                                                                     -----       -----
                  Net cash provided by operations                       42         214
                                                                     -----       -----


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          FOR THE THIRTEEN WEEKS ENDED

                      DECEMBER 27, 1997 AND JANUARY 2, 1999
                                 (In Thousands)

                                                       DECEMBER 27,     JANUARY 2,
                                                          1997             1999
                                                         -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Collections on notes and
           mortgages receivable                          $    15        $    11
         Additional investments
           in joint ventures                                --              (48)
         Additions to property and equipment                (303)          (278)
         Change in due to Pennsylvania
           limited partnership                               (44)           (23)
                                                         -------        -------
         Net cash used in
           investing activities                             (332)          (338)
                                                         -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments of long-term debt                          (19)           (12)
         Payments of obligations under
           capital leases                                    (17)           (19)
                                                         -------        -------
         Net cash provided by (used in)
           financing activities                              (36)           (31)
                                                         -------        -------
NET INCREASE IN CASH AND EQUIVALENTS                        (326)          (155)

CASH AND EQUIVALENTS, BEGINNING OF YEAR                    1,334          1,468
                                                         -------        -------

CASH AND EQUIVALENTS, END OF QUARTER                     $ 1,008        $ 1,313
                                                         =======        =======

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 JANUARY 2, 1999

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


(2)      ADJUSTMENTS:

         The financial information presented as of any date other than October 3, 1998 has been prepared from the books and records without audit. Financial information as of October 3, 1998 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended October 3, 1998.

(3)      Reclassification

         Certain amounts in the fiscal 1998 financial statements have been reclassified to conform to the fiscal 1999 presentation.

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

(5)      Investment in Joint Ventures

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

         During the third quarter of fiscal year 1998, the Company entered into a lease agreement for a restaurant in Kendall, Florida and a separate agreement for the purchase of the furniture, fixtures and equipment of the existing restaurant. The lease agreement and separate agreement were each contingent upon the Company applying for and receiving zoning variances from Miami Dade County, Florida. During the first quarter of fiscal year 1999, the Company submitted its application for zoning variances to Miami Dade County, Florida, which zoning variances were unanimously granted at a hearing on November 18, 1998. Upon the expiration of the appeal period on December 28, 1998, the granting of the zoning variances became final. At the same time, the Company raised funds through a private offering for a limited partnership to be formed, to own and renovate the restaurant for operation of the same under the "Flanigan's Seafood Bar and Grill" servicemark. Subsequent to the end of the first quarter of fiscal year 1999, the limited partnership was formed. The Company acts as general partner of the limited partnership and is a forty percent owner of the same, as are other related parties, including but not limited to officers and directors of the Company and their families. The limited partnership agreement gives the limited partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of the gross sales from the operation of the restaurant, while the Company acts as general partner only. It is anticipated that the restaurant will be renovated and open for business by June 1, 1999.

(6)      INCOME TAXES:

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

(7)      COMMITMENTS AND CONTINGENCIES:

         Guarantees

         The Company is contingently liable for annual rentals in the amount of approximately $450,000 at January 2, 1999, for lease obligations in connection with the assignment of leases on stores sold. In the event of default under any of these agreements, the Company will have the right to repossess the premises.


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

         In the second claim, a former employee alleged that her position with the Company was changed due to her pregnancy. The Equal Employment Opportunity Commission failed to make a determination on this claim within one hundred eighty (180) days of its filing and during the first quarter of fiscal year 1997, this claimant filed suit against the Company. The Company disputed this claim and vigorously defended the same. During the fourth quarter of fiscal year 1997, the former employee's attorney withdrew and during the first quarter of fiscal year 1998 the lawsuit was dismissed due to the failure of the former employee to retain substitute counsel.

         Employment Agreement

         On June 3, 1987, the Company entered into an employment agreement (the "Employment Agreement") with the Chairman of the Board, which was ratified by the stockholders at the Company's 1988 annual meeting. The Employment Agreement provides, among other things, for annual compensation of $150,000, as well as a bonus based on the Company's cash flow, as defined. The Employment Agreement is renewable annually and was renewed through December 31, 1999. This Employment Agreement was amended in January 1997 to redefine a bonus equal to 15% of the Company's annual pre-tax income in excess of $650,000 and to grant stock options, which was ratified by the stockholders at the Company's 1997 Annual Meeting. For fiscal year 1997, a bonus of $78,000 was earned under the amended Employment Agreement and for fiscal year 1998, a bonus of $116,000 was earned under the amended Employment Agreement. For fiscal year 1998, the Chairman refused $30,000 of his bonus earned under the amended Employee Agreement to offset salaries paid to other executives of the Company. The Employment Agreement further provides that in the event of termination, the Chairman of the Board would be entitled to a maximum payment of $450,000.

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

         During fiscal year 1994, 52,000 stock options were granted at an exercise price of $3.50 per share which expire April 19, 1999. During fiscal year 1996, an additional 30,000 stock options were granted at an exercise price of $3.25 per share which expire December 21, 2000, and an additional 18,000 stock options were granted at an exercise price of $4.38 per share which expire March 14, 2001. Exercise prices at the date of grant equaled or exceeded the fair market value of the Company's common stock; therefore, no related compensation expense was recorded. 22,900 options were exercised during fiscal year 1998. No options were exercised through the first quarter of fiscal year 1999.

         Key Employee Incentive Stock Option Plan for Store Level Management

         On December 10, 1998, the Board of Directors approved a Key Employee Incentive Stock Option Plan for Store Level Management, which reserved and authorized the issuance of 100,000 shares of the Company's common stock to eligible employees. For purposes of this plan, eligible employees include store managers and assistant managers (both restaurants and package liquor stores) and kitchen managers (restaurants). The stockholders will vote to approve and ratify this plan at the Company's 1999 Annual Meeting.

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

         During fiscal year 1997, the Company settled its one remaining uninsured dram shop case against one of the limited partnerships in Pennsylvania and the Company as general partner, and currently has no dram shop cases pending. For further discussion see the section headed Insurance on page 12 of the Company's Annual Report on Form 10-KSB for the fiscal year ended October 3, 1998.

         The Company accrues for potential uninsured losses based on estimates received from legal counsel and its historical experience, when uninsured claims are pending. Such accrual is included in the "Accrued and other liabilities - potential uninsured claims". See Note 10 in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 3, 1998.

Item 8. Managements Discussion and Analysis of Financial Condition and Results of Operations.

         The Company owns and/or operates restaurants with lounges, package liquor stores and an entertainment oriented club (collectively the "units"). At January 2, 1999, the Company was operating 14 units. The Company acquired ownership of the assets of the unit formerly operated by the Company pursuant to Court Order, and had interests in seven additional units which have been franchised by the Company. The table below sets out the changes, if any, in the type and number of units being operated.

                                            Dec. 27,           Oct. 3,           Jan. 2,                NOTE
TYPES OF UNITS                                1997              1998             1999                  NUMBER
-----------------------------------------------------------------------------------------------------------------------------
Combination package and restaurant              4                 4                4
Restaurant only                                 5                 5                6                 (1)(4)(5)(6)
Package store only                              4                 3                3                 (2)(3)(7)
Clubs                                           1                 1                1
-----------------------------------------------------------------------------------------------------------------------------
TOTAL - Company operated units                 14                13               14                 (6)(7)

FRANCHISED - units                              7                 7                7                 (5)

Notes:

         (1) During the fourth quarter of fiscal year 1997, the Company formed a limited partnership and raised funds through a private offering to purchase the assets of a restaurant in Surfside, Florida and renovate the same for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company acts as general partner and forty-two percent owner of the partnership. The restaurant opened in the second quarter of fiscal year 1998.

         (2) During fiscal year 1995, the Company was granted possession of a store previously sold by the Company and began operating the package liquor store pursuant to Court Order. During the first quarter of fiscal year 1997 the Company acquired ownership of this store through foreclosure and continues to operate the package liquor store.

         (3) During fiscal year 1996, one franchisee exercised the thirty day cancellation clause under the franchise agreement and related documents and returned its franchised unit to the Company. The franchisee had operated a package liquor store and lounge under the "Big Daddy's" servicemark. The Company profitably operated the package liquor store of the franchised unit but did not reopen the lounge. The lease agreement for the business premises expired on December 31, 1995 and the Company occupied the same on an oral month to month lease agreement, paying its prorata share of the real property taxes monthly and insuring the property until April 1998 when the oral month to month lease agreement was terminated and the package liquor store was closed.

         (4) During the third quarter of fiscal year 1998, the Company closed a restaurant in North Miami, Florida. During the first quarter of fiscal year 1999 the location was sub-leased to an unaffiliated third party who is operating the location as a lounge, not affiliated with or under the "Flanigan's Seafood Bar and Grill" servicemark.

         (5) During the first quarter of fiscal year 1999, the Company purchased the Management Agreement of a franchisee, which includes the right to manage the franchised restaurant, effective December 1, 1998. The franchise includes a package liquor store, which is still operated exclusively by the franchisee.

         (6) During the third quarter of fiscal year 1998, the Company entered into a lease agreement for a restaurant in Kendall, Florida, and a separate agreement for the purchase of the furniture, fixtures and equipment of the existing restaurant. During the first quarter of fiscal year 1999, the zoning variances required from Miami-Dade County, Florida were unanimously granted and became final with the expiration of the applicable appeal period. Subsequent to the end of the first quarter of fiscal year 1999, the Company formed a limited partnership, through which it raised funds through a private offering to renovate the restaurant for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company acts as general partner and forty percent owner of the partnership. It is anticipated that the renovated restaurant will be open for business during the third quarter of fiscal year 1999. This unit is not yet included in the table.

         (7) Subsequent to the end of the first quarter of fiscal year 1999, the Company entered into a lease agreement for a new package liquor store in Fort Lauderdale, Florida. It is anticipated that the package liquor store will be open for business during the second quarter of fiscal year 1999. This unit is not yet included in the table.

Liquidity and Capital Resources

         Cash Flows

         The following table is a summary of the Company's cash flows for the first quarter of fiscal years 1998 and 1999.

                                                        Three months ended
                                                    ----------------------------
                                                    Dec. 27,             Jan. 2,
                                                      1997                1999
                                                     -------            --------
                                                            (in thousands)
Net cash provided by
  operating activities                               $    42            $   214
Net cash used in
 investing activities                                   (332)              (338)
Net cash used in
 financing activities                                    (36)               (31)
                                                     -------            -------
Net increase (decrease) in
  cash and cash equivalents                             (326)              (155)
Cash and cash equivalents:
  Beginning of year                                    1,334              1,468
                                                     -------            -------
  End of period                                      $ 1,008            $ 1,313
                                                     =======            =======


         Improvements

         The Company had additions to fixed assets of $278,000 during the quarter ended January 2, 1999 compared to $303,000 for the same quarter last year and $808,000 for the fiscal year ended October 3, 1998. The capital expenditures were for upgrading existing units serving food, improvements to package liquor stores and upgrading the corporate computer system.

         All of the Company's units require periodic refurbishing in order to remain competitive. During fiscal year 1992, as cash flow improved, the Company embarked upon a refurbishing program which continued through fiscal year 1998. The budget for fiscal 1999 includes $255,000 for this program. The Company believes that improved operations will provide the cash to continue the refurbishing program.

         Working Capital

         The table below summarizes the current assets, current liabilities and working capital for the quarters ended December 27, 1997 and January 2, 1999 and for the fiscal year ended October 3, 1998.


                                   December          January             October
   Item                            27, 1997          2, 1999             3, 1998
---------------------              --------         --------            -------
                                                  (in thousands)

Current assets                      $2,770            $3,555              $3,456
Current liabilities                  2,388             2,246               2,242
Working capital                        382             1,309               1,214


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

         Dividend

         During the first quarter of fiscal year 1999, the Board of Directors declared a dividend of 20 cents per share to stockholders of record on January 4, 1999, which dividend was paid on February 1, 1999.

Bankruptcy Proceedings

         As noted above and in Note 1 to the consolidated financial statements, on November 4, 1985, Flanigan's Enterprises, Inc., not including any of its subsidiaries, filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. The primary purposes of the petition were to reject leases which were significantly above market rates and to reject leases on closed units which had been repossessed by or returned to the Company. During the bankruptcy proceedings, the Company terminated or rejected 34 leases and renegotiated many of its remaining leases. As a result of the rejection of leases, the Company agreed to bankruptcy damages of $4,278,000 to the landlords of such rejected leases, payable pursuant to the Company's Plan. The Plan was approved by the Bankruptcy Court on May 5, 1987 and the Company was officially discharged from bankruptcy on December 28, 1987. See Item 3 and Item 7 of Part I of the Company's Annual Report on Form 10-KSB for the year ended October 3, 1998 for further discussion of the Company's bankruptcy proceedings. See Note 2 to the consolidated financial statements of the Annual Report on Form 10-KSB for the year ended October 3, 1998 for the current payment schedule of bankruptcy damages.

Other Legal Matters

         During fiscal year 1996, the Company was forced to continue its lawsuit against the assignee of a store sold in 1990 when the assignee failed to amicably return the package liquor store in order to regain possession of the business premises, including furniture, fixtures, equipment and liquor license and for damages for unpaid real property taxes, rent and damages to the business premises. During the first quarter of fiscal year 1997, the parties entered into a Stipulation whereby the Court entered an Agreed Summary Final Judgment for Eviction, Damages and Foreclosure of Security Agreement, ("Summary Final Judgment") through which the furniture, fixtures, equipment and liquor license at this location were sold at foreclosure sale to the Company and through which the Company also received an award of damages. During the first quarter of fiscal year 1999, the Company settled the damages awarded in its favor in the Summary Final Judgment upon its receipt of a cash payment of $15,000 and the assignment of a liquor license, with a fair market value of $35,000.

         In addition to the above, see "Litigation" on page 13 of this report and see Item 3 and Item 7 to Part I of the Annual Report on Form 10-KSB for the fiscal year ended October 3, 1998 for a discussion of other legal proceedings resolved in prior years.

Results of Operation

REVENUES:
                                                          December 27,                        January 2,
                                                              1997                               1999
                                                     Amount          Percent            Amount          Percent
                                                     ------          -------            ------          -------

         Restaurant food sales                       $ 2,395           46.7             $ 2,566           49.8
         Restaurant bar sales                            735           14.3                 668           13.0
         Package goods sales                           1,990           39.0               1,921           37.2
                                                     ------           -----             -------          -----
         Total sales                                   5,120          100.0               5,155          100.0

         Franchise related revenues                      159                                202
         Owner's fee                                      37                                 37
         Joint venture income                             66                                 94
         Other operating income                           58                                 26
                                                       -----                              -----
                                                       5,440                              5,514

         Restaurant food sales represented 46.7% of total sales in the first quarter of fiscal year 1998 as compared to 49.8% in the first quarter of fiscal year 1999. The weekly average of same store restaurant food sales was $173,867 in fiscal year 1998 and $197,420 in fiscal year 1999, an increase of 13.6%.

         The same store weekly average for restaurant bar sales had a small increase from $50,804 for the first quarter of fiscal year 1998 to $51,360 for the first quarter of fiscal year 1999, an increase of 1.1%. The Company's emphasis during the past few years has been towards increasing its restaurant food sales, which caters to a family oriented business. This accounts for the minimal change in the weekly average of same store restaurant bar sales.

         Package goods sales have reversed the decline of prior years going from a weekly average of same store sales of $119,941 for the first quarter of fiscal year 1998 to $147,743 for the first quarter of fiscal year 1999, an increase of 23.2%. The large increase in weekly package goods sales is mainly attributed to the fact that in fiscal year 1999 the New Years holiday fell in the first quarter, while in fiscal year 1998 the holiday fell in the second quarter.

         The gross profit margin for restaurant sales were 62.2% and 63.1% for the first quarter of fiscal years 1998 and 1999 respectively. The increase is due to a lower cost of ribs as well as a change in menu mix, emphasizing the promotion of lower cost menu items.

         The gross profit margin for package goods sales during the first quarter of fiscal year 1998 was 25.2% compared to 25.2% for the first quarter of fiscal year 1999.

         Overall gross profits were 47.8% for the first quarter of fiscal year 1998 compared to 48.8% for the first quarter of fiscal year 1999. The increase is due to a combination of lower food cost and a lower percentage of package goods sales as compared to total sales.


Operating Costs and Expenses

         Operating costs and expenses for the first quarter of fiscal year 1998 were $5,243,000 compared to $5,175,000 for the same quarter in fiscal year 1999. Operating expenses are comprised of the cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses.

         Payroll and related costs, which include workers compensation insurance premiums, were $1,440,000 and $1,437,000 for the first quarter of fiscal years 1998 and 1999 respectively. The decrease is attributed to the closing of one restaurant and one package goods store during the third quarter of fiscal year 1998. Without the closing of one restaurant and one package goods store during the third quarter of fiscal year 1998, the payroll costs actually increased due to raises given to certain restaurant employees.

         Occupancy costs, which include rent, common area maintenance, repairs and taxes were $243,000 and $249,000 for the first quarter of fiscal years 1998 and 1999 respectively. The increase is accounted for primarily by an increase in real property taxes.

         Selling, general and administrative expenses were $888,000 for the first quarter of fiscal year 1998 and $848,000 for the first quarter of fiscal year 1999. Management has focused on controlling expenses and has been accomplishing its goal despite rising costs.


Other Income and Expense

         During the first quarter of fiscal year 1998, the Company received $110,000 in the settlement of litigation. This transaction is discussed further on page 11, paragraph 2.

         During the first quarter of fiscal year 1999, the Company received $50,000, in cash and its equivalent, from the settlement of a judgment. This transaction is discussed further in "Other Legal Matters" on page 16 of this report.

         Interest expense on long term debt and Chapter 11 damages payable increased from $34,000 in the first quarter of fiscal year 1998 to $36,000 in the first quarter of fiscal year 1999. The increase is attributed to the increased borrowing of long term debt.

         Other net was $6,000 for the first quarter of fiscal year 1998, as compared to ($2,000) for the first quarter of fiscal year 1999.

Trends

         During the next twelve months management expects continued increases in restaurant and package goods sales and income from investments in joint ventures and anticipates that expenses will remain constant.


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

FLANIGAN'S ENTERPRISES, INC.


                                     /s/Joseph G. Flanigan
                                     ---------------------
                                     JOSEPH G. FLANIGAN, Chief Executive Officer

Date    2/12/1999



                                     /s/Edward A. Doxey
                                     ------------------
                                     EDWARD A. DOXEY, Chief Financial Officer

Date    2/12/1999