Form 10QSB
period 1999-04-03
FLANIGANS ENTERPRISES INC
filed 1999-05-14
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended April 3, 1999

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

Indicate  the number of shares  outstanding  of each of the  issuers  classes of
Common Stock as of the latest practicable date      1,864,000

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                  April 3, 1999



PART I.           FINANCIAL INFORMATION


         1.    UNAUDITED CONDENSED FINANCIAL STATEMENTS

               Consolidated Summary of Earnings -- For the Thirteen Weeks and the Twenty-Six Weeks ended March 28, 1998 and April 3, 1999

               Consolidated Balance Sheets -- as of October 3, 1998 and April 3, 1999

               Consolidated Statements of Cash Flows for the Twenty-Six Weeks ended March 28, 1998 and April 3, 1999

               Notes to Consolidated Financial Statements


         2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.       OTHER INFORMATION AND SIGNATURES:



               6.       Exhibits and Reports on Form 8-K
                        (a)      Exhibits
                        (b)      Reports on Form 8-K

                                       FLANIGAN'S ENTERPRISES, INC., AND SUBSIDIARIES
                                         UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                                           (In Thousands Except Per Share Amounts)


                                                                     THIRTEEN  WEEKS  ENDED        TWENTY-SIX WEEKS  ENDED
                                                                     March 28,       April 3,      March 28,       April 3,
                                                                        1998           1999         1998            1999
                                                                     --------       --------       --------       --------
REVENUES:
         Restaurant food sales                                       $  2,874       $  2,917       $  5,269       $  5,483
         Restaurant bar sales                                             784            717          1,519          1,385
         Package goods sales                                            1,999          1,812          3,989          3,733
         Franchise related revenues                                       177            215            336            417
         Owners fee                                                        51             38             88             75
         Joint venture income                                             100             82            166            176
         Other operating income                                            53             27            111             53
                                                                     --------       --------       --------       --------
                                                                        6,038          5,808         11,478         11,322
                                                                     --------       --------       --------       --------
COSTS AND EXPENSES:
         Cost of merchandise sold restaurant and                        1,333          1,293          2,517          2,486
         Cost of merchandise sold package goods                         1,467          1,279          2,955          2,727
         Payroll and related costs                                      1,528          1,500          2,968          2,937
         Occupancy costs                                                  284            272            527            521
         Selling, general and administrative expenses                     819            696          1,707          1,544
                                                                     --------       --------       --------       --------
                                                                        5,431          5,040         10,674         10,215
                                                                     --------       --------       --------       --------
                  Income from operations                                  607            768            804          1,107
                                                                     --------       --------       --------       --------
OTHER INCOME (EXPENSE):
         Interest expense on obligations under capital leases             (12)           (12)           (23)           (23)
         Interest expense on long-term debt and damages payable           (48)           (30)           (82)           (66)
         Abandoned fixed assets                                          --              (39)          --              (39)
         Settlement of litigation                                        --             --              110           --
         Interest income                                                   22              8             35             21
         Recovery on judgment                                            --             --             --               50
         Recognition of deferred gains                                      3              1              4              2
         Other net                                                          7             25             13             23
                                                                     --------       --------       --------       --------
                                                                          (28)           (47)            57            (32)
                                                                     --------       --------       --------       --------
         Income before income taxes                                       579            721            861          1,075

                                   (continued)

                 FLANIGAN'S ENTERPRISES, INC., AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                     (In Thousands Except Per Share Amounts)

                                   (Continued)


                                    THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED
                                     March 28,    April 3,    March 28,     April 3,
                                      1998         1999         1998          1999
                                     --------     -------     -------        ------
PROVISION FOR INCOME TAXES            $ --        $ --          $ --        $    8
                                      ------      ------        ------      ------
         Net income                   $  579      $  721        $  861      $1,067
                                      ======      ======        ======      ======

         In March 1997, the Financial Standards Accounting Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which establishes standards for computing and presenting earnings per share ("EPS"). This Statement replaces primary and fully diluted EPS with basic and diluted EPS.

         The following data show the amounts used in computing earnings per share and the effects on income and the weighted-average number of shares of potential dilutive common stock. All computations reflect the 2 for 1 stock split paid April 1, 1999 to shareholders of record on March 17, 1999.

                                              For The Thirteen Weeks Ended
                      --------------------------------------------------------------------------
                                  March 28, 1998                          April 3, 1999
                      -----------------------------------    -----------------------------------
                      Numerator       Denom.          EPS    Numerator        Denom.        EPS
                      ---------       ------          ---    ---------        ------        ---
BASIC EPS              578,117      1,814,436        0.32     721,000      1,868,440       0.39
                                                     ----                                  ----
Effect/dilutive
Stock Options             --          185,072                      --        162,350
                       -------      ---------                 -------      ---------       ----

DILUTED EPS            578,117      1,999,508        0.29     721,000      2,030,790       0.36
                       -------      ---------        ----     -------      ---------       ----

                                              For The Twenty-six weeks ended
                      ----------------------------------------------------------------------------
                                  March 28, 1998                         April 3, 1999
                      ---------------------------------      -------------------------------------
                      Numerator       Denom.      EPS        Numerator        Denom.        EPS
                      ---------       ------      ---        ---------        ------        ---
BASIC EPS              861,581      1,814,436      0.47      1,067,000      1,864,220        0.57
                                                   ----      ---------      ---------      ------
Effect/dilutive
Stock Options               --        169,468                     --         152,778
                                                             ---------      ---------      ------

DILUTED EPS            861,581      1,983,904      0.43      1,067,000      2,016,998        0.53
                       -------      ---------      ----      ---------      ---------      ------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                              FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS

                                    OCTOBER 3, 1998 AND APRIL 3, 1999

                                                  ASSETS

                                                                               OCTOBER  3,     APRIL 3,
                                                                                 1998            1999
                                                                              ----------      ----------
CURRENT ASSETS:
         Cash and equivalents                                                 $1,468,000      $1,247,000
         Receivables, including current portion
           of notes, and mortgages, less allowance
           for uncollectible amounts and
           deferred gains,  including  related party
           receivables of $25,000 and $-0- (before
           allowances and deferred gains) in 1998 and 1999
           respectively                                                          320,000         381,000
         Inventories, at lower of cost (first-
           in, first out) or market                                            1,237,000       1,483,000
         Prepaid expenses                                                        431,000         471,000
                                                                              ----------      ----------
         Total current assets                                                  3,456,000       3,582,000
                                                                              ----------      ----------
PROPERTY AND EQUIPMENT, net                                                    3,717,000       3,921,000
                                                                              ----------      ----------
LEASED PROPERTY UNDER CAPITAL LEASES,
         less accumulated amortization of
         $744,000 and $761,000 in 1998
         and 1999 respectively                                                   129,000         112,000
                                                                              ----------      ----------
OTHER ASSETS:
         Liquor licenses, less accumulated
           amortization of $98,000 in 1998 and
           $102,000 in 1999 respectively                                         384,000         380,000
         Notes and mortgages receivable, less
           allowance for uncollectible amounts and
           deferred gains, and including
           related party receivables of $173,000 and
           $148,000 (before allowances
           and deferred gains)
           in 1998 and 1999  respectively                                        161,000         195,000
         Investment in joint venture                                             937,000       1,018,000
         Other                                                                   259,000         245,000
                                                                              ----------      ----------
         Total other assets                                                    1,741,000       1,838,000
                                                                              ----------      ----------
                                                                              $9,043,000      $9,453,000
                                                                              ==========      ==========

                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        OCTOBER 3, 1998 AND APRIL 3, 1999

               LIABILITIES AND STOCKHOLDER'S INVESTMENT (DEFICIT)

                                   (continued)

                                                       OCTOBER 3,        APRIL 3,
                                                         1998              1999
                                                      ----------      ----------

CURRENT LIABILITIES:
     Accounts payable                                 $  850,000      $  882,000
         Accrued and other current liabilities           752,000         629,000
         Current portion of long-term debt               241,000         248,000
         Current obligations under capital
           leases                                        101,000         103,000
         Current portion of damages payable on
           terminated or rejected leases
           and other bankruptcy liabilities              268,000         276,000
         Due to Pennsylvania
           limited partnership                            30,000          17,000
                                                      ----------      ----------
         Total current liabilities                     2,242,000       2,155,000
                                                      ----------      ----------
LONG TERM DEBT, net of current
           portion                                       793,000         582,000
                                                      ----------      ----------
OBLIGATIONS UNDER CAPITAL LEASES,
           net of current portion                        218,000         179,000
                                                      ----------      ----------
DAMAGES PAYABLE ON TERMINATED OR
         REJECTED LEASES AND OTHER
         BANKRUPTCY LIABILITIES,
         net of current portion                          685,000         551,000
                                                      ----------      ----------

                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        OCTOBER 3, 1998 AND APRIL 3, 1999

               LIABILITIES AND STOCKHOLDER'S INVESTMENT (DEFICIT)


                                   (continued)



                                                              OCTOBER 3,         APRIL 3,
                                                                 1998              1999
                                                             -----------       -----------

STOCKHOLDERS' INVESTMENT (DEFICIT)
         Common stock, par value $.10
           authorized  5,000,000   shares,
           issued 4,198,000  shares adjusted to
           account for 2 for 1 stock split to
           shareholders of record
           3/17/1999 payable 4/1/1999                        $   210,000       $   420,000
         Capital in excess of par value                        6,395,000         6,185,000
         Retained earnings                                     3,234,000         4,036,000
         Less - Treasury stock, at cost,
           1,170,000 shares in 1998 and
           2,203,000 in 1999                                  (4,734,000)       (4,655,000)
                                                             -----------       -----------
         Total stockholders' investment                        5,105,000         5,986,000
                                                             -----------       -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT      $ 9,043,000       $ 9,453,000


           The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE TWENTY-SIX WEEKS ENDED

                        MARCH 28, 1998 AND APRIL 3, 1999
                                 (In Thousands)


                                                           MARCH 28,     APRIL 3,
                                                            1998           1999
                                                           -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                        $   860       $ 1,067
         Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities:
                  Depreciation and amortization
                    of property, equipment and
                    capital leases                             323           326
                  Amortization of liquor licenses                5             5
                  Leasehold improvements written
                    off from closed store                     --              40
         Recognition of deferred gains
                    and other deferred income                   (5)           (2)

         Changes in provision for uncollectible notes
                    and mortgages receivable                   (30)         --


         Changes in assets and liabilities:

                  Increase in receivables                     (106)          (61)
                  Increase in inventories                      (43)         (246)
                  Increase in prepaid expenses                 (13)          (40)
                  Increase in accounts payable                 327            31
                  Decrease in accrued liabilities             (334)         (123)
                                                           -------       -------
                  Net cash provided by (used in)
                    operating activities                       984           997
                                                           -------       -------

                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE TWENTY-SIX WEEKS ENDED

                        MARCH 28, 1998 AND APRIL 3, 1999
                                 (In Thousands)


                                                         MARCH 28,      APRIL 3,
                                                           1998           1999
                                                         -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Collections on notes and
           mortgages receivable                          $    77        $   (34)
         Additions to notes and
           mortgages receivable                             --             --
         Additions to property and equipment                (467)          (510)
         Change in due to Pennsylvania
           limited partnership                               (42)           (25)
                                                         -------        -------
         Net cash used in
           investing activities                             (432)          (569)
                                                         -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in long-term debt                          500           --
         Payments of long-term debt                          (83)          (211)
         Payments of obligations under
           capital leases                                    (35)           (39)
         Payment of damages payable                          (64)          (134)
         Purchase of treasury stock                         --              (79)
         Payment of cash dividend                           --             (186)
                                                         -------        -------
         Net cash provided by (used in)
           financing activities                              318           (649)
                                                         -------        -------
NET INCREASE IN CASH AND EQUIVALENTS                         870           (221)

CASH AND EQUIVALENTS, BEGINNING OF YEAR                    1,334          1,468
                                                         -------        -------

CASH AND EQUIVALENTS, END OF QUARTER                     $ 2,204        $ 1,247
                                                         =======        =======

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  APRIL 3, 1999

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

         During the third quarter of fiscal year 1997, a related party formed a limited partnership to purchase an existing franchise in Fort Lauderdale, Florida, and through which it raised the necessary funds to renovate the restaurant. The Company is a twenty-five percent owner of the limited partnership as are other related parties, including but not limited to officers and directors of the Company and their families. The Company also continues to receive the same franchise fees as it received from the non-related franchisee.

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

         During the third quarter of fiscal year 1998, the Company entered into a lease agreement for a restaurant in Kendall, Florida and a separate agreement for the purchase of the furniture, fixtures and equipment of the existing restaurant. The lease agreement and separate agreement were each contingent upon the Company applying for and receiving zoning variances from Miami Dade County, Florida. During the first quarter of fiscal year 1999, the Company submitted its application for zoning variances to Miami Dade County, Florida, which zoning variances were unanimously granted at a hearing on November 18, 1998. Upon the expiration of the appeal period on December 28, 1998, the granting of the zoning variances became final. At the same time, the Company raised funds through a private offering for a limited partnership to be formed, to own and renovate the restaurant for operation of the same under the "Flanigan's Seafood Bar and Grill" servicemark. During the second quarter of fiscal year 1999, the limited partnership was formed. The Company acts as general partner of the limited partnership and is a forty percent owner of the same, as are other related parties, including but not limited to officers and directors of the Company and their families. The limited partnership agreement gives the limited partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of the gross sales from the operation of the restaurant, while the Company acts as general partner only. While it was originally anticipated that the restaurant would be renovated and open for business by June 1, 1999, the issuance of building permits has been delayed due to circumstances beyond the Company's control. The Company is now confident that the building permits will be issued by June 1, 1999, and the restaurant will be renovated and open for business prior to the end of fiscal year 1999.

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

(7)      COMMITMENTS AND CONTINGENCIES:

         Guarantees

         The Company is contingently liable for annual rentals in the amount of approximately $420,000 at April 3, 1999, for lease obligations in connection with the assignment of leases on stores sold. In the event of default under any of these agreements, the Company will have the right to repossess the premises.

         During fiscal year 1996, a claim was filed against the Company with the Equal Employment Opportunity Commission ("EEOC") alleging sexual discrimination. A former employee alleged that her position with the Company was changed due to her pregnancy. The Equal Employment Opportunity Commission failed to make a determination on this claim within one hundred eighty (180) days of its filing and during the first quarter of fiscal year 1997, this claimant filed suit against the Company. The Company disputed this claim and vigorously defended the same. During the fourth quarter of fiscal year 1997, the former employee's attorney withdrew and during the first quarter of fiscal year 1998 the lawsuit was dismissed due to the failure of the former employee to retain substitute counsel.

         Employment Agreement

         On June 3, 1987, the Company entered into an employment agreement (the "Employment Agreement") with the Chairman of the Board, which was ratified by the stockholders at the Company's 1988 Annual Meeting. The Employment Agreement provides, among other things, for annual compensation of $150,000, as well as a bonus based on the Company's cash flow, as defined. The Employment Agreement is renewable annually and was renewed through December 31, 1999. The Employment Agreement was amended in January 1997 to redefine a bonus equal to 15% of the Company's annual pre-tax income in excess of $650,000 and to grant stock options, which was ratified by the stockholders at the Company's 1997 Annual Meeting. For fiscal year 1997, a bonus of $78,000 was earned under the amended Employment Agreement and for fiscal year 1998, a bonus of $116,000 was earned under the amended Employment Agreement. For fiscal year 1998, the Chairman refused $30,000 of his bonus earned under the amended Employee Agreement to offset salaries paid to other executives of the Company. The Employment Agreement further provides that in the event of termination, the Chairman of the Board would be entitled to a maximum payment of $450,000.

         The Company currently provides no post retirement benefits to any of its employees.

         Key Employee Incentive Stock Option Plan

         In December 1993, the Board of Directors approved a Key Employee Incentive Stock Option Plan, which reserved and authorized the issuance of 200,000 shares of the Company's common stock to eligible employees. At the Company's 1994 Annual Meeting, the stockholders approved this plan.

         During fiscal year 1994, 104,000 stock options were granted at an option price of $1.75 per share which expire April 19, 1999. During fiscal year 1996, an additional 60,000 stock options were granted at an option price of $1.625 per share which expire December 21, 2000, and an additional 36,000 stock options were granted at an option price of $2.19 per share which expire March 14, 2001. Option prices on the date of grant equaled or exceeded the fair market value of the Company's common stock; therefore, no related compensation expense was recorded. 45,800 options were exercised during fiscal year 1998. 24,200 options were exercised during the second quarter of fiscal year 1999 and 38,000 options were exercised subsequent to the end of the second quarter of fiscal year 1999. The difference between the fair market value and the exercise price was charged to retained earnings on the date the options were exercised. All stock options and option prices stated reflect the 2 for 1 stock split which was paid April 1, 1999.

         Key Employee Incentive Stock Option Plan for Store Level Management


         On December 10, 1998, the Board of Directors approved a Key Employee Incentive Stock Option Plan for Store Level Management, which reserved and authorized the issuance of 200,000 shares of the Company's common stock to eligible employees. For purposes of this plan, eligible employees include store managers and assistant managers (both restaurants and package liquor stores) and kitchen managers (restaurants). The stockholders voted to approve and ratify this plan at the Company's 1999 Annual Meeting. As of the end of the second quarter of fiscal year 1999, no stock options had been granted under this plan. All stock options reflect the 2 for 1 split which was paid April 1, 1999.

         Litigation

         The Company is a party to various litigation matters incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company.

         Certain states have "liquor liability" laws which allow a person injured by an "intoxicated person" to bring a civil suit against the business (or social host) who served intoxicating liquors to an already "obviously intoxicated person", known as "dram shop" claims. The Company is generally self-insured for liability claims, with major losses partially covered by third-party insurance carriers. The extent of this coverage varies by year.

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

Item 8. Managements Discussion and Analysis of Financial Condition and Results of Operations.

         The Company owns and/or operates restaurants with lounges, package liquor stores and an entertainment oriented club (collectively the "units"). At April 3, 1999, the Company was operating 14 units. The Company had interests in seven additional units which have been franchised by the Company. The table below sets out the changes, if any, in the type and number of units being operated.

                                        Mar. 28,         Oct. 3,           Apr. 3,                   NOTE
TYPES OF UNITS                            1998             1998             1999                    NUMBER
-----------------------------------------------------------------------------------------------------------------------------
Combination package and restaurant          4                4                4
Restaurant only                             6                5                6                 (1)(4)(5)(6)(8)
Package store only                          4                3                3                 (2)(3)(7)
Clubs                                       1                1                1
-----------------------------------------------------------------------------------------------------------------------------
TOTAL - Company operated units.            15               13               14                 (6)(7)

FRANCHISED - units                          7                7                7                 (5)


Notes:

         (1) During the fourth quarter of fiscal year 1997, the Company formed a limited partnership and raised funds through a private offering to purchase the assets of a restaurant in Surfside, Florida and renovate the same for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company acts as general partner and forty-two percent owner of the partnership. The restaurant opened during the second quarter of fiscal year 1998.


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

         (6) During the third quarter of fiscal year 1998, the Company entered into a lease agreement for a restaurant in Kendall, Florida, and a separate agreement for the purchase of the furniture, fixtures and equipment of the existing restaurant. During the first quarter of fiscal year 1999, the zoning variances required from Miami-Dade County, Florida were unanimously granted and became final with the expiration of the applicable appeal period. During the second quarter of fiscal year 1999, the Company formed a limited partnership, through which it raised funds through a private offering to renovate the restaurant for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company acts as general partner and forty percent owner of the partnership. It is anticipated that the renovated restaurant will be open for business during the fourth quarter of fiscal year 1999.
This unit is not yet included in the table.

         (7) During the second quarter of fiscal year 1999, the Company entered into a lease agreement for a new package liquor store in Fort Lauderdale, Florida. It is anticipated that the package liquor store will be open for business during the third quarter of fiscal year 1999. This unit is not yet included in the table.

         (8) Subsequent to the end of the second quarter of fiscal year 1999, the Company closed a restaurant whose lease will expire on May 31, 1999.
This unit has not yet been deleted from the table.

Liquidity and Capital Resources

         Cash Flows

         The following table is a summary of the Company's cash flows for the second quarter of fiscal years 1998 and 1999.

                                                           Six months ended
                                                    Mar. 28,             Apr. 3,
                                                     1998                 1999
                                                    --------            -------
                                                          (in thousands)
Net cash provided by
  operating activities                               $   984            $   997
Net cash used in
 investing activities                                   (432)              (569)
Net cash used in
 financing activities                                    318               (649)
                                                     -------            -------
Net increase (decrease) in
  cash and cash equivalents                              870               (221)
Cash and cash equivalents:
  Beginning of year                                    1,334              1,468
                                                     -------            -------
  End of period                                      $ 2,204            $ 1,247
                                                     =======            =======

         Improvements

         The Company had additions to fixed assets of $522,000 during the six months ended April 3, 1999 compared to $467,000 for the six months ended March 28, 1998 and $808,000 for the fiscal year ended October 3, 1998. The capital expenditures were for upgrading existing units serving food, improvements to package liquor stores, upgrading the corporate computer system to be Y2K compliant and the purchase of the management agreement of an existing franchisee.

         All of the Company's units require periodic refurbishing in order to remain competitive. During fiscal year 1992, as cash flow improved, the Company embarked upon a refurbishing program which continued through fiscal year 1998. The budget for fiscal 1999 includes $439,000 for this program. The Company believes that improved operations will provide the cash to continue the refurbishing program.


         Year 2000

         The Company and its subsidiaries are proceeding on schedule with efforts to convert its computer systems to be Y2K compliant. As of the end of the second quarter of fiscal year 1999, the conversion was substantially completed and the Company expects its computer systems to be fully Y2K compliant during the third quarter of fiscal year 1999.


         Working Capital

         The table below summarizes the current assets, current liabilities and working capital for the twenty-six weeks ended March 28, 1998 and April 3, 1999 and for the fiscal year ended October 3, 1998.

                                                                         March           April               October
                Item                                                   28, 1998         3, 1999              3, 1998
         -------------------------                                     --------         -------              -------
                                                                                      (in thousands)
         Current assets                                                 $ 4,032         $ 3,582              $ 3,456
         Current liabilities                                              2,984           2,155                2,242
         Working capital (deficit)                                        1,048           1,427                1,214

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

         Dividend

         During the first quarter of fiscal year 1999, the Board of Directors declared a dividend of 20 cents per share to shareholders of record on January 4, 1999, which dividend was paid on February 1, 1999.

         On February 26, 1999, the Board of Directors declared a 2 for 1 stock split to shareholders of record on March 17, 1999 and payable April 1, 1999.

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

Results of Operation

REVENUES:
                                            Thirteen Weeks Ended                                 Twenty-Six Weeks Ended
Sales                              March 28, 1998            April 3, 1999               March 28, 1998               April 3, 1999
-----                            ------------------         ------------------         --------------------          ---------------
Restaurant, food                 $2,874       50.8%         $2,917       53.6%         $ 5,269       48.9%           $ 5,483   51.7%
Restaurant, bar                     784       13.8%            717       13.2%           1,519       14.1%             1,385   13.1%
Package goods                     1,999       35.4%          1,812       33.3%           3,989       37.0%             3,733   35.2%
                                 ------      ----           ------       ----          -------       ----            -------   ----
Total                             5,657      100. %          5,446       100.%          10,777        100.%           10,601  100. %

Franchise revenues                  177                        215                         336                           417
Owner's fee                          51                         38                          88                            75
Joint venture income                100                         82                         166                           176
Other operating income               53                         27                         111                            53
                                 -----                      ------                     -------                       -------
Total revenues                   $6,038                     $5,808                     $11,478                       $11,322


         Restaurant food sales represented 50.8% and 48.9% of total sales in the thirteen and twenty-six weeks ended March 28, 1998 as compared to 53.6% and 51.7% in the comparable periods of fiscal 1999. The weekly average of same store restaurant food sales was $196,697 and $210,885 for the twenty-six week period of fiscal years 1998 and 1999 respectively, an increase of 7.2%.

         The same store weekly average for restaurant bar sales declined from $54,467 for the twenty-six week period of fiscal 1998 compared to $53,264 for the same period of the current fiscal year, a decline of 2.2%.

         Package goods sales have reversed the decline of prior years going from a weekly average of same store sales of $137,371 for the twenty-six weeks of fiscal year 1998 to $143,731 for the twenty-six weeks of fiscal year 1999, an increase of 4.6%. The improvement in package goods sales indicates that the decline in the liquor market has stabilized.

         Franchise related revenues were $336,000 for the twenty-six week period of fiscal 1998 and $417,000 for the same period of fiscal 1999, an increase of 24.1%. This increase is due to royalty fees generated from the restaurant in Surfside, Florida which was open the entire twenty-six week period of fiscal year 1999 and increased franchise gross sales.

         The gross profit margin for restaurant sales increased from 62.9% for the first six months of fiscal year 1998 to 63.1% for the first six months of fiscal year 1999.

         The gross profit margin for package goods sales for the twenty-six weeks ended March 28, 1998 was 25.9% and increased to 26.9% for the twenty-six weeks ended April 3, 1999.

         Overall gross profit was 49.2% for the twenty-six weeks ended March 28, 1998 and remained unchanged at 49.2% for the same period in fiscal 1999.

Operating Costs and Expenses

         Operating costs and expenses for the twenty-six weeks ended March 28, 1998 were $5,202,000 compared to $5,002,000 for the same period in the current fiscal year, a decrease of 3.8%. Operating expenses are comprised of the payroll and related costs, occupancy costs and selling, general and administrative expenses.

         Payroll and related costs, which include workers compensation insurance premiums, were $2,968,000 and $2,937,000 for the first six months of fiscal years 1998 and 1999 respectively, a decrease of 1.0%.

         Occupancy costs, which include rent, common area maintenance, repairs and taxes were $527,000 and $521,000 for the first six months of fiscal years 1998 and 1999 respectively, a decrease of 1.1%.

         Selling, general and administrative expenses were $1,707,000 for the twenty-six weeks ended March 28, 1998 and $1,544,000 for the twenty-six weeks ended April 3, 1999, a decrease of 9.5%.


Other Income and Expense

         Other income declined from $57,000 to ($32,000) for the twenty-six weeks of fiscal 1998 and 1999 respectively. The decline is accounted for by the extraordinary $110,000 settlement of litigation in the twenty-six weeks ended March 28, 1998 and the $39,000 write off of leasehold improvements in the twenty-six weeks ended April 3, 1999 for the restaurant which closed in April 1999.

Trends

         During the next twelve months management expects continued increases in restaurant and package sales and income from investments in joint ventures and anticipates that expenses will remain constant.


(9) Change in Certifying Accountant.

On February 26, 1999, the Audit Committee recommended and the Board of Directors adopted a resolution authorizing management (i) to dismiss Arthur Andersen, LLP, ("AA"), as the Company's independent accountant, effective upon management's notification to AA of such dismissal, and (ii) concurrently with such dismissal, to engage Rachlin, Cohen & Holtz, LLP, ("RCH"), as the Company's independent accountant for the fiscal year ending October 2, 1999.

On March 4. 1999, the Company notified AA of its dismissal. Also on March 4, 1999, the Company engaged RCH as the Company's independent accountants, effective immediately. During the two (2) most recent fiscal years and during the subsequent interim period preceding the decision to change independent accountant, neither the Company nor anyone on its behalf consulted RCH regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company by RCH with respect to any such consultation.

AA audited the Company's annual consolidated financial statements as of and for each of the fiscal years from the date of the Company's initial public offering in 1969 through the fiscal year ended October 3. 1998, ("Historical Financial Statements"). AA's auditor's reports for at least the past seven (7) years on these Historical Financial Statements did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles,

By a current report on Form 8-K, dated March 5, 1999 and filed with the Securities and Exchange Commission on March 12, 1999, in connection with AA's dismissal, the Company reported that during the two (2) most recent fiscal years, and in the subsequent interim period, there had been no disagreements between the Company's management and AA on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of AA, would have caused AA to make reference to the matters in an auditor's report. By letter dated March 5, 1999 and filed with the Securities and Exchange Commission, AA agreed with the Company's report.

PART II.  OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K

         a.       Exhibits - None

         b. Reports on Form 8-K - dated March 5, 1999, filed with the Securities and Exchange Commission on March 12, 1999.


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

FLANIGAN'S ENTERPRISES, INC.


                                                     /s/Joseph G. Flanigan
                                                     ---------------------
                                                     JOSEPH G. FLANIGAN,
                                                     Chief Executive Officer

Date    5/14/1999



                                                     /s/Edward A. Doxey
                                                     ------------------
                                                     EDWARD A. DOXEY,
                                                     Chief Financial Officer

Date    5/14/1999