Form 10QSB
period 1999-06-30
FLANIGANS ENTERPRISES INC
filed 1999-08-17
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the period ended        July 3, 1999
                    ---------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                    to
                              --------------------------------------------------

Commission File Number                          1-6836
                     -----------------------------------------------------------


                          Flanigan's Enterprises, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                                               59-0877638
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I. R. S. Employer
incorporation or organization)                               Identification No.)

      2841 Cypress Creek Road, Fort Lauderdale, Florida            33309
--------------------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code,       (954) 974-9003
                                                   -----------------------------

                                       NA
--------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuers classes of Common Stock as of the latest practicable date 1,976,000

                FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-QSB

                                July 3, 1999


PART I.         FINANCIAL INFORMATION


         1.     UNAUDITED CONDENSED FINANCIAL STATEMENTS

                Consolidated Summary of Earnings -- For the Thirteen Weeks and the Thirty-Nine weeks ended June 27, 1998 and July 3, 1999

                Consolidated Balance Sheets -- as of October 3, 1998 and July 3, 1999

                Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended June 27, 1998 and July 3, 1999

                Notes to Consolidated Financial Statements


         2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS


PART II.        OTHER INFORMATION AND SIGNATURES:

                6.       Exhibits and Reports on Form 8-K
                         (a)      Exhibits
                         (b)      Reports on Form 8-K

                 FLANIGAN'S ENTERPRISES, INC., AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                                 (In Thousands)

                                                                            THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                                                                            June 27,      July 3,      June 27,          July 3,
                                                                             1998          1999         1998              1999
                                                                            -------       -------      -------           ------
         REVENUES:
                  Restaurant food sales                                     $ 2,672      $ 2,683       $ 7,941           $ 8,166
                  Restaurant bar sales                                          692          673         2,211             2,058
                  Package goods sales                                         1,465        1,680         5,454             5,413
                  Franchise related revenues                                    199          225           535               642
                  Owners fee                                                     49           62           137               137
                  Joint venture income                                           45          160           211               336
                  Other operating income                                         14           12           125                65
                                                                              -----        -----        ------            ------
                                                                              5,136        5,495        16,614            16,817
                                                                              -----        -----        ------            ------
         COSTS AND EXPENSES:
                  Cost of merchandise sold   restaurant and lounges           1,278        1,217         3,795             3,703
                  Cost of merchandise sold package goods                      1,077        1,218         4,032             3,945
                  Payroll and related costs                                   1,419        1,445         4,387             4,382
                  Occupancy costs                                               215          221           742               742
                  Selling, general and administrative expenses                  806          859         2,513             2,403
                                                                              -----        -----        ------            ------
                                                                              4,795        4,960        15,469            15,175
                                                                              -----        -----        ------            ------
                     Income from operations                                     341          535         1,145             1,642
                                                                              -----        -----        ------            ------
         OTHER INCOME (EXPENSE):
                  Interest expense on obligations under capital leases          (11)         (11)          (34)              (34)
                  Interest expense on long-term debt and damages payable        (29)         (27)         (111)              (93)
                  Abondoned fixed assets                                          -            -             -               (39)
                  Settlement of litigation                                        -            -           110                 -
                  Interest income                                                19           13            54                34
                  Recovery of judgment                                            -            -             -                50
                  Y2K costs                                                       -         (107)            -              (107)
                  Recognition of deferred gains                                   -            -             4                 2
                  Other net                                                       7           33            20                56
                                                                              -----        -----        ------            ------
                                                                                (14)         (99)           43              (131)
                                                                              -----        -----        ------            ------
                  Income before income taxes                                    327          436         1,188             1,511

                                        (continued)

                 FLANIGAN'S ENTERPRISES, INC., AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                     (In Thousands Except Per Share Amounts)
                                   (Continued)

                                            THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                                            June 27,       July 3,          June 27,       July 3,
                                           1998              1999            1998           1999
                                          -------          -------          -------        -------
PROVISION FOR INCOME TAXES                $    12          $    16          $    12        $    24
                                          -------          -------          -------        -------
         Net income                       $   315          $   420          $ 1,176        $ 1,487
                                          =======          =======          =======        =======

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

                              For The Thirteen Weeks Ended                        For The Thirty-nine weeks ended
                        June 27, 1998              July 3, 1999               June 27, 1998                   July 3, 1999
                 Numerator  Denom.     EPS   Numerator   Denom.     EPS   Numerator   Denom.     EPS   Numerator   Denom.       EPS
                 -------------------------   --------------------------   --------------------------   -----------------------------
BASIC EPS        315,000  1,844,816   0.17   420,000   1,975,831   0.21   1,176,000  1,825,724  0.64   1,487,000  1,975,831     0.75
                                      ----                         ----                         ----                            ----
Effect/dilutive
Stock Options      -        208,932            -         115,956             -         199,308             -        121,199
                 ------------------          -------------------          --------------------         --------------------

DILUTED EPS      315,000  2,053,748   0.15   420,000   2,091,787   0.20   1,176,000  2,025,032  0.58   1,487,000  2,097,030     0.71
                 ------------------   ----   -------------------   ----   --------------------  ----   --------------------     ----

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        OCTOBER 3, 1998 AND JULY 3, 1999

                                                               ASSETS
                                                                                                 OCTOBER 3,                 JULY 3,
                                                                                                    1998                     1999
                                                                                                 ---------                 ---------
CURRENT ASSETS:
         Cash and equivalents                                                                   $ 1,468,000              $ 1,763,000
         Receivables, including current portion
           of notes, and mortgages, less allowance for uncollectible amounts and deferred gains,  including  related party  receivables of $24,000 and
           $44,000 (before allowances and deferred gains) in 1998 and 1999
           respectively                                                                            320,000                   260,000
         Inventories, at lower of cost (first-
           in, first out) or market                                                              1,237,000                 1,614,000
         Prepaid expenses                                                                          431,000                   305,000
                                                                                                 ---------                 ---------
         Total current assets                                                                    3,456,000                 3,942,000
                                                                                                 ---------                 ---------
PROPERTY AND EQUIPMENT, net                                                                      3,717,000                 3,838,000
                                                                                                 ---------                 ---------
LEASED PROPERTY UNDER CAPITAL LEASES,
         less accumulated amortization of
         $728,000 and $771,000 in 1998
         and 1999 respectively                                                                     129,000                   101,000
                                                                                                 ---------                 ---------
OTHER ASSETS:
         Liquor licenses, less accumulated
           amortization of $90,000 in 1998 and
           $97,000 in 1999 respectively                                                            384,000                   321,000
         Notes and mortgages receivable, less
           allowance for uncollectible amounts and deferred gains, and including related party  receivables of $72,000 and $91,000 (before  allowances and deferred gains)
           in 1998 and 1999  respectively                                                          161,000                   365,000
         Investment in joint ventures                                                              937,000                   988,000
         Other                                                                                     259,000                   137,000
                                                                                                 ---------                 ---------
         Total other assets                                                                      1,741,000                 1,811,000
                                                                                                 ---------                 ---------
                                                                                               $ 9,043,000               $ 9,692,000
                                                                                                 =========                 =========

                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        OCTOBER 3, 1998 AND JULY 3, 1999

               LIABILITIES AND STOCKHOLDER'S INVESTMENT (DEFICIT)

                                   (continued)

                                                                                                 OCTOBER 3,                 JULY 3,
                                                                                                   1998                      1999
                                                                                                 ---------                 ---------
CURRENT LIABILITIES:
     Accounts payable                                                                           $  850,000                $  867,000
         Accrued and other current liabilities                                                     752,000                   801,000
         Current portion of long-term debt                                                         241,000                    81,000
         Current obligations under capital
           leases                                                                                  101,000                   104,000
         Current portion of damages payable on
           terminated or rejected leases
           and other bankruptcy liabilities                                                        268,000                   269,000
         Due to Pennsylvania
           limited partnership                                                                      30,000                    17,000
                                                                                                 ---------                 ---------
         Total current liabilities                                                               2,242,000                 2,139,000
                                                                                                 ---------                 ---------
LONG TERM DEBT, net of current
           portion                                                                                 793,000                   552,000
                                                                                                 ---------                 ---------
OBLIGATIONS UNDER CAPITAL LEASES,
           net of current portion                                                                  218,000                   157,000
                                                                                                 ---------                 ---------
DAMAGES PAYABLE ON TERMINATED OR
         REJECTED LEASES, net of
         current portion                                                                           685,000                   484,000
                                                                                                 ---------                 ---------

                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        OCTOBER 3, 1998 AND JULY 3, 1999

               LIABILITIES AND STOCKHOLDER'S INVESTMENT (DEFICIT)

                                   (continued)

                                                                                                 OCTOBER 3,               JULY 3,
                                                                                                     1998                    1999
                                                                                                 -----------             -----------
STOCKHOLDERS' INVESTMENT (DEFICIT)
         Common stock, par value $.10
           authorized 5,000,000 shares,
           issued 4,198,000 shares adjusted
           to account for 2 for 1 split
           to shareholders of record
           3/17/1999 payable 4/1/1999                                                           $   210,000              $   420,000
         Capital in excess of par value                                                           6,395,000                6,185,000
         Retained earnings                                                                        3,234,000                4,456,000
         Less - Treasury stock, at cost,
           2,384,000 and 2,220,000 shares
           in 1998 and 1999, respectively                                                        (4,734,000)             (4,701,000)
                                                                                                 -----------             -----------
         Total stockholders' investment                                                            5,105,000               6,360,000
                                                                                                 -----------             -----------
                                                                                                 $ 9,043,000             $ 9,692,000

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE THIRTY-NINE WEEKS ENDED
                         JUNE 27, 1998 AND JULY 3, 1999
                                 (In Thousands)

                                                                               JUNE 27,      JULY 3,
                                                                                 1998         1999
                                                                               --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                            $1,176      $  1,487
         Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities:
                  Depreciation and amortization
                    of property, equipment and
                    capital leases                                                447           456
                  Amortization of liquor licenses                                   6            12
                  Recognition of deferred gains
                    and other deferred income                                      (4)           (2)
                  Changes in provision for uncollectible
                    notes and mortgages receivable                                (91)            -
                  Leasehold improvements written off
                    from closed store                                               -            57

         Changes in assets and liabilities:

                  Decrease in receivables                                          12           60
                  (Increase) decrease in inventories                               58          (377)
                  (Increase) decrease in prepaid expenses                          35           126
                  Increase (decrease) in accounts payable                        (147)           17
                  Decrease in accrued liabilities                                (519)           49
                                                                                 ----          ----
                  Net cash provided by (used in)
                    operating activities                                          973         1,885
                                                                                 ----          ----

                                                             (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE THIRTY-NINE WEEKS ENDED
                         JUNE 27, 1998 AND JULY 3, 1999
                                 (In Thousands)

                                                                               JUNE 27,      JULY 3,
                                                                                 1998         1999
                                                                               --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Sale of liquor license                                                     -            75
         Collections on notes and
           mortgages receivable                                                    26            80
         Additions to notes and
           mortgages receivable                                                     -          (224)
         Additions to property and equipment                                     (678)         (624)
         Distribution to Pennsylvania
           limited partnership                                                      -           (13)
                                                                                -----         -----
         Net cash used in
           investing activities                                                  (652)         (706)
                                                                                -----         -----

CASH FLOWS FROM FINANCING ACTIVITIES:
         Additions to long-term debt                                              500             -
         Payments of long-term debt                                              (136)         (401)
         Payments of obligations under
           capital leases                                                         (53)          (61)
         Payments of damages payable                                             (195)         (201)
         Exercise of stock option                                                  52            60
         Purchase of treasury stock                                                 -           (95)
         Payment of cash dividend                                                   -          (186)
                                                                                -----         -----
         Net cash provided by (used in)
           financing activities                                                   168          (884)
                                                                                -----         -----
NET INCREASE (DECREASE) IN CASH
         AND EQUIVALENTS                                                          489           295

CASH AND EQUIVALENTS, BEGINNING OF YEAR                                         1,334         1,468
                                                                                -----         -----

CASH AND EQUIVALENTS, END OF QUARTER                                          $ 1,823       $ 1,763
                                                                                =====         =====

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 3, 1999

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

         In order to ensure that the Company had adequate cash reserves in view of its investment in the restaurant discussed above, and for other improvements, during the second quarter of fiscal year 1997, the Board of Directors authorized the Company to borrow up to $1,200,000 at an interest rate of twelve (12%) percent per annum and fully amortized over five (5) years. During the fourth quarter of fiscal year 1997, the Company borrowed $375,000 from private investors, in units of $5,000, which loan is fully secured with specific receivables owned by the Company. During the first quarter of fiscal year 1998, the Company closed on its loan from Barnett Bank in the amount of $500,000, with interest at prime rate. Equal quarterly principal payments began March, 31, 1998 and will continue quarterly for three (3) years. Interest is payable monthly on the outstanding principal balance. The loan is also fully secured with liquor licenses owned by the Company. The Company prepaid the loan in full during the third quarter of fiscal year 1999.

         During the third quarter of fiscal year 1998, the Company entered into a lease agreement for a restaurant in Kendall, Florida and a separate agreement for the purchase of the furniture, fixtures and equipment of the existing restaurant. The lease agreement and separate agreement were each contingent upon the Company applying for and receiving zoning variances from Miami Dade County, Florida. During the first quarter of fiscal year 1999, the Company submitted its application for zoning variances to Miami Dade County, Florida, which zoning variances were unanimously granted at a hearing on November 18, 1998. Upon the expiration of the appeal period on December 28, 1998, the granting of the zoning variances became final. At the same time, the Company raised funds through a private offering for a limited partnership to be formed, to own and renovate the restaurant for operation of the same under the "Flanigan's Seafood Bar and Grill" servicemark. During the second quarter of fiscal year 1999, the limited partnership was formed. The Company acts as general partner of the limited partnership and is a forty percent owner of the same, as are other related parties, including but not limited to officers and directors of the Company and their families. The Company's monetary commitment to the limited partnership for its forty percent ownership is $580,000. The limited partnership agreement gives the limited partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of the gross sales from the operation of the restaurant, while the Company acts as general partner only. While it was originally anticipated that the restaurant would be renovated and open for business by June 1, 1999, the issuance of building permits has been delayed due to circumstances beyond the Company's control. The Company now has all documents required by Miami-Dade County, Florida fully executed and is confident that the building permits will be issued by August 31, 1999. The restaurant will be renovated and open for business the first quarter of fiscal year 2000.

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

(7)      COMMITMENTS AND CONTINGENCIES:

         Guarantees

         The Company is contingently liable for annual rentals in the amount of approximately $390,000 at July 3, 1999, for lease obligations in connection with the assignment of leases on stores sold. In the event of default under any of these agreements, the Company will have the right to repossess the premises.


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

         During fiscal year 1994, 104,000 stock options were granted at an option price of $1.75 per share all of which were exercised prior to their expiration on April 19, 1999. During fiscal year 1996, an additional 60,000 stock options were granted at an option price of $1.625 per share which expire December 21, 2000, and an additional 36,000 stock options were granted at an option price of $2.19 per share which expire March 14, 2001. Option prices on the date of grant equaled or exceeded the fair market value of the Company's common stock; therefore, no related compensation expense was recorded. 45,800 options were exercised during fiscal year 1998. 24,200 options were exercised during the second quarter of fiscal year 1999 and 38,000 options were exercised during the third quarter of fiscal year 1999. The difference between the fair market value and the exercise price was charged to retained earnings on the date the options were exercised. All stock options and option prices stated reflect the 2 for 1 stock split which was paid April 1, 1999.

         Key Employee Incentive Stock Option Plan for Store Level Management

         On December 10, 1998, the Board of Directors approved a Key Employee Incentive Stock Option Plan for Store Level Management, which reserved and authorized the issuance of 200,000 shares of the Company's common stock to eligible employees. For purposes of this plan, eligible employees include store managers and assistant managers (both restaurants and package liquor stores) and kitchen managers (restaurants). The stockholders voted to approve and ratify this plan at the Company's 1999 Annual Meeting. As of the end of the third quarter of fiscal year 1999, no stock options had been granted under this plan. Approximately 120,000 options were granted as of the first day of the fourth quarter of fiscal year 1999. All stock options reflect the 2 for 1 split which was paid April 1, 1999.

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

Item 8. Managements Discussion and Analysis of Financial Condition and Results of Operations.

         The Company owns and/or operates restaurants with lounges, package liquor stores and an entertainment oriented club (collectively the "units"). At July 3, 1999, the Company was operating 14 units. The Company had interests in seven additional units which have been franchised by the Company. The table below sets out the changes, if any, in the type and number of units being operated.

                                                     June 27,          July 3,          Apr. 3,           NOTE
TYPES OF UNITS                                       1998              1999             1999              NUMBER
-----------------------------------------------------------------------------------------------------------------------------
Combination package and restaurant          .        4        .        4        .       4
Restaurant only   .        .        .       .        6        .        5        .       6                 (1)(4)(5)(6)(8)
Package store only         .        .       .        4        .        4        .       3        .        (2)(3)(7)
Clubs    .        .        .        .       .        1        .        1        .       1
-----------------------------------------------------------------------------------------------------------------------------
TOTAL - Company operated units.     .       .        15                14               14                (6)(7)

FRANCHISED - units         .         .      .        7                  7                7                (5)

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

         (6) During the third quarter of fiscal year 1998, the Company entered into a lease agreement for a restaurant in Kendall, Florida, and a separate agreement for the purchase of the furniture, fixtures and equipment of the existing restaurant. During the first quarter of fiscal year 1999, the zoning variances required from Miami-Dade County, Florida were unanimously granted and became final with the expiration of the applicable appeal period. During the second quarter of fiscal year 1999, the Company formed a limited partnership, through which it raised funds through a private offering to renovate the restaurant for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company acts as general partner and forty percent owner of the limited partnership. Due to circumstances beyond the control of the Company, it is anticipated that the renovated restaurant will be open for business during the first quarter of fiscal year 2000. This unit is not yet included in the table.

         (7) During the second quarter of fiscal year 1999, the Company entered into a lease agreement for a new package liquor store in Fort Lauderdale, Florida. The unit began operating on May 29, 1999. The capital expenditures required to open the store were not material.

         (8) During the third quarter of fiscal year 1999, the Company closed a restaurant whose lease expired on May 31, 1999 and sold its furniture, fixtures, leasehold improvements and liquor license to an unrelated third party.

Liquidity and Capital Resources

         Cash Flows

         The following table is a summary of the Company's cash flows through the third quarter of fiscal years 1998 and 1999.

                                                           Nine months ended
                                                    -------------------------------
                                                      June 27,           July 3,
                                                        1998              1999
                                                      --------          --------
                                                            (in thousands)
         Net cash provided by
           operating activities                       $   973           $ 1,885
         Net cash used in
          investing activities                           (652)             (706)
         Net cash provided by
          financing activities                            168              (884)
                                                      --------          --------
         Net increase (decrease) in
           cash and cash equivalents                      489               295
         Cash and cash equivalents:
           Beginning of year                            1,334             1,468
                                                      --------          --------
           End of period                              $ 1,823           $ 1,763
                                                      ========          ========

         Improvements

         The Company had additions to fixed assets of $655,000 during the nine months ended July 3, 1999 compared to $678,000 for the nine months ended June 27, 1998 and $808,000 for the fiscal year ended October 3, 1998. The capital expenditures were for upgrading existing units serving food, improvements to package liquor stores, upgrading the corporate computer system to be Y2K compliant and the purchase of the management agreement of an existing franchisee.

         All of the Company's units require periodic refurbishing in order to remain competitive. During fiscal year 1992, as cash flow improved, the Company embarked upon a refurbishing program which continues through fiscal year 1999. The budget for fiscal year 1999 includes $439,000 for this program. The Company believes that improved operations will provide the cash to continue the refurbishing program.

         Year 2000

         The Company completed its program to upgrade its computer systems to be Y2K compliant during the third quarter of fiscal year 1999. The cost of this program was $107,000 which was expensed during the third quarter of fiscal year 1999.
         Working Capital

         The table below summarizes the current assets, current liabilities and working capital for the thirty-nine weeks ended June 27, 1998 and July 3, 1999 and for the fiscal year ended October 3, 1998.


                                                            June             July               October
             Item                                         27, 1998         3, 1999              3, 1998
         -------------------------                        --------         -------              -------
                                                                        (in thousands)

         Current assets                                    $ 3,745         $ 3,942              $ 3,456
         Current liabilities                                 2,232           2,139                2,242
         Working capital (deficit)                           1,513           1,803                1,214

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

         Dividend

         During the first quarter of fiscal year 1999, the Board of Directors declared a dividend of 20 cents per share to shareholders of record on January 4, 1999, which dividend was paid on February 1, 1999. The dividend of 20 cents per share is not adjusted for the 2 for 1 stock split set forth below.

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

Results of Operation

REVENUES:
                                         Thirteen Weeks Ended                                Thirty-Nine Weeks Ended
Sales                             June 27, 1998            July 3, 1999               June 27, 1998             July 3, 1999
-----                            --------------------------------------               --------------------------------------
Restaurant, food                 $2,672   55.3%            $2,683   53.3%            $7,941   50.9%             $8,166   52.2%
Restaurant, bar                     692   14.3%               673   13.4%             2,211   14.2%              2,058   13.2%
Package goods                     1,465   30.4%             1,680   33.3.%            5,454   34.9%              5,413   34.6%
                                 ------  -----             ------  -----              -----  -----             -------  -----
Total                             4,829  100. %             5,036   100. %           15,606  100. %             15,637  100. %

Franchise revenues                  199                       225                       535                        642
Owner's fee                          49                        62                       137                        137
Joint venture income                 45                       160                       211                        336
Other operating income               14                        12                       125                         65
                                 ------                    ------                     -----                    -------
Total revenues                   $5,136                    $5,495                   $16,614                    $16,817

         Restaurant food sales represented 55.3% and 50.9% of total sales in the thirteen and thirty-nine weeks ended June 27, 1998 as compared to 53.3% and 52.2% in the comparable periods of fiscal year 1999. The weekly average of same store restaurant food sales was $173,858 and $186,045 for the thirty-nine week period of fiscal years 1998 and 1999 respectively, an increase of 7.0%. The Company attributes the increase in food sales to its television advertising commenced during the second quarter of fiscal year 1998.

         The same store weekly average for restaurant bar sales increased from $47,864 for the thirty-nine week period of fiscal year 1998 compared to $50,327 for the same period of fiscal year 1999, an increase of 5.1%

         Same store package goods sales have reversed the decline of prior years going from a weekly average of same store sales of $128,217 for the thirty-nine weeks of fiscal year 1998 to $136,641 for the thirty-nine weeks of fiscal year 1999, an increase of 6.6%. The improvement in package goods sales indicates that the decline in the liquor market has stabilized.

         Franchise related revenues were $535,000 for the thirty-nine week period of fiscal year 1998 and $642,000 for the same period of fiscal year 1999, an increase of 20.0%. This increase in franchise related revenues is due to royalty fees generated from the operation of the restaurant in Surfside, Florida for the full thirty-nine week period in fiscal year 1999, whereas only fifteen weeks applied for the same period in fiscal year 1998. All other franchises experienced increased sales generating additional revenues for the Company.

         The gross profit margin for restaurant sales was 62.6% for the first nine months of fiscal year 1998 increasing to 64.7% for the nine months ended July 3, 1999.

         The gross profit margin for package goods sales during the thirty-nine weeks ended June 27, 1998 was 26.1%, increasing to 27.1% for the thirty-nine weeks ended July 3, 1999.

         Overall gross profits were 50.7% for the thirty-nine weeks ended June 27, 1998, increasing to 51.2% for the same period in fiscal year 1999.

Operating Costs and Expenses

         Operating costs and expenses for the thirty-nine weeks ended June 27, 1998 were $15,469,000 compared to $15,175,000 for the same period in the fiscal year 1999, a decrease of 1.9%. Operating expenses are comprised of the cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses. The decrease is attributable to an insurance recovery of $157,000 from prior years and the closing of one restaurant in May 1999 and another in April 1998.

         Payroll and related costs, which include workers compensation insurance premiums, were $4,387,000 and $4,392,000 for the first thirty-nine weeks of fiscal years 1998 and 1999 respectively.

         Occupancy costs, which include rent, common area maintenance, repairs and taxes were the same at $742,000 for the first nine months of fiscal years 1998 and 1999.

         Selling, general and administrative expenses were $2,513,000 for the thirty-nine weeks ended June 27, 1998 and $2,403,000 for the thirty-nine weeks ended July 3, 1999.

Other Income and Expense

         Other income and expenses declined from $43,000 to ($131,000) for the thirty-nine weeks of fiscal year 1998 and 1999 respectively. The decline is accounted for by the extraordinary $110,000 settlement of litigation in the thirty-nine weeks ended June 27, 1998 and the $57,000 write off of leasehold improvements in the thirty-nine weeks ended July 3, 1999 for the restaurant which closed in May 1999, and the $107,000 expensed for the Y2K project completed during the third quarter of fiscal year 1999.

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

On March 4. 1999, the Company notified AA of its dismissal. Also on March 4, 1999, the Company engaged RCH as the Company's independent accountant, effective immediately. During the two (2) most recent fiscal years and during the subsequent interim period preceding the decision to change independent accountant, neither the Company nor anyone on its behalf consulted RCH regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company by RCH with respect to any such consultation.

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

FLANIGAN'S ENTERPRISES, INC.

                                     Joseph G. Flanigan
                                     -------------------------------------------
                                     JOSEPH G. FLANIGAN, Chief Executive Officer

Date    8/17/1999
    ----------------



                                     Edward A. Doxey
                                     -------------------------------------------
                                     EDWARD A. DOXEY, Chief Financial Officer

Date    8/17/1999
    ----------------
                                      -21-