Form 10-K
period 1999-10-02
FLANIGANS ENTERPRISES INC
filed 2000-01-03
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ACT OF 1934

For the fiscal year ended October 2, 1999

                                   OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _______________ to _______________

                         Commission File Number I-6836

                          Flanigan's Enterprises, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                 59-0877638
--------------------------------------------------------------------------------
(State of other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

2841 Cypress Creek Road, Fort Lauderdale, FL            33309
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code, (954) 974-9003

Securities registered pursuant to Section 12(b) of the Act:

   Common Stock, $.10 Par Value        American Stock Exchange
   ----------------------------        -----------------------
    Title of each Class                 Name of each exchange
                                        on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The aggregate market value of the voting stock held by non-affiliates of the registrant was $5,460,000 as of December 13, 1999.

There were 1,950,000 shares of the Registrant's Common Stock ($0.10 Par Value) outstanding as of October 2, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the Registrant's 1999 definitive proxy material has been incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-KSB.

                         Exhibit Index Begins on Page 34

                                     PART I

Item 1. Business

General

   Flanigan's Enterprises, Inc., (the "Company") owns and/or operates restaurants with lounges, package liquor stores and an entertainment oriented club (collectively the "units"). At October 2, 1999, the Company operated 14 units, and had interests in seven additional units which have been franchised by the Company. The table below sets out the changes in the type and number of units being operated.

                                      FISCAL  FISCAL
                                      YEAR    YEAR     NOTE
                                      1999    1998     NUMBER
TYPES OF UNITS
-------------------------------------------------------------------
Combination package and restaurant     4       4
Restaurant only                        5       5     (1)(2)(3)(4)

Package store only                     4       3      (5)(6)
Clubs                                  1       1
-------------------------------------------------------------------
TOTAL - Company operated units        14      13

FRANCHISED - units                     7       7      (4)

Notes:

   (1) During the fourth quarter of fiscal year 1997, the Company formed a limited partnership and raised funds through a private offering to purchase the assets of a restaurant in Surfside, Florida and renovate the same for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company acts as general partner and forty two percent owner of the partnership. The restaurant opened in the second quarter of 1998.

   (2) During the third quarter of fiscal year 1999, the lease for a restaurant operated by the Company in Fort Lauderdale, Florida expired and the Company elected not to renew the same. The furniture, fixture, equipment and liquor license used by the Company at this restaurant were sold to an unrelated third party.

   (3) During the third quarter of fiscal year 1998 the Company formed a limited partnership and raised funds through a private offering to purchase the assets of a restaurant in Kendall, Florida and renovate the same for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company acts as general partner and forty percent ownership of the partnership. Due to delays beyond the control of the Company, the restaurant is currently being renovated and is expected to be open for business during the second quarter of fiscal year 2000. The restaurant is not included in the table of units.

   (4) During the first quarter of fiscal year 1999, the Company purchased the Management Agreement of a franchise, which includes the right to manage the franchised restaurant, effective December 1, 1998. The franchise includes a package liquor store, which is still operated exclusively by the franchisee. The Company retains its interest in the franchise and continues to receive the same royalties and rent as it received prior to its purchase of the Management Agreement.

   (5) During the third quarter of fiscal year 1999, the Company opened a package liquor store in Fort Lauderdale, FL

   (6) During fiscal year 1996, one franchisee exercised the thirty day cancellation clause under the franchise agreement and related documents and returned its franchised unit to the Company. The franchisee had operated a package liquor store and lounge under the "Big Daddy's" servicemark. The Company profitably operated the package liquor store of the franchised unit but did not reopen the lounge. The lease agreement for the business premises expired on December 31, 1995 and the Company occupied the same on an oral month to month lease agreement, paying its prorata share of the real property taxes monthly and insuring the property until April 1998 when the oral month to month lease agreement was terminated and the package liquor store was closed.

   All of the Company's package liquor stores, restaurants and clubs are operated on leased properties. As a result of significant escalations of rent on certain of such leased properties and on leased properties that were not being operated by the Company, on November 4, 1985 the Company, not including its subsidiaries, filed a Voluntary Petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. On May 5, 1987 the Company's Plan of Reorganization as amended and modified ("the Plan") was confirmed by the Bankruptcy Court. On December 28, 1987 the Company was officially discharged from bankruptcy. See
Note 6 to the consolidated financial statements for a discussion of the bankruptcy proceedings to date and Item 7 for a discussion of the effect of the bankruptcy proceedings herein.

   The Company was incorporated in Florida in 1959 and operated in South Florida as a chain of small cocktail lounges and package liquor stores. By 1970, the Company had established a chain of "Big Daddy's" lounges and package liquor stores between Vero Beach and Homestead, Florida. From 1970 to 1979, the Company expanded its package liquor store and lounge operations throughout Florida and opened clubs in five other "Sun Belt" states. In 1975, the Company discontinued most of its package store operations in Florida except in the South Florida areas of Dade, Broward, Palm Beach and Monroe Counties. In 1982 the Company expanded its club operations into the Philadelphia, Pennsylvania area as general partner of several limited partnerships organized by the Company. In March 1985 the Company began franchising its package liquor stores and lounges in the South Florida area. See Note 11 to the consolidated financial statements and the discussion of franchised units on page 6.

   During fiscal year 1987, the Company began renovating its lounges to provide full restaurant food service, and subsequently renovated and added food service to most of its lounges. The restaurant concept, as the Company offers it, has been so well received by the public that food sales now represent approximately 78.6% of total restaurant sales.

   The Company's package liquor stores emphasize high volume business by providing customers with a wide variety of brand name and private label merchandise at discount prices. The Company's restaurants provide efficient service of alcoholic beverages and full food service with abundant portions, reasonably priced, served in a relaxed, friendly and casual atmosphere.

   The Company's principal sources of revenue are the sale of food and alcoholic beverages.

   The Company conducts its operations directly and through a number of wholly owned subsidiaries. The operating subsidiaries are as follows:

SUBSIDIARY                                 STATE OF INCORPORATION
----------                                 ----------------------

Flanigan's Management Services, Inc.               Florida
Flanigan's Enterprises, Inc. of Georgia            Georgia
Seventh Street Corp.                               Florida
Flanigan's Enterprises, Inc. of Pa.                Pennsylvania

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

Corporate Reorganization

   As noted in Note 6 to the consolidated financial statements, on November 4, 1985, the Company, not including any of its subsidiaries, filed a Voluntary Petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. The primary purposes of the petition were (1)to reject leases which were significantly above market rates and (2)to reject leases on closed units which had been repossessed by, or returned to the

Company. On May 5, 1987, the Company's Plan of Reorganization as amended and modified was confirmed by the Bankruptcy Court. On December 28, 1997 the Company was officially discharged from bankruptcy. See Note 6 to the consolidated financial statements for a discussion of the bankruptcy proceedings to date and
Item 7 for a discussion of the effect of the bankruptcy proceedings herein.

Financial Information Concerning Industry Segments

   The Company's business is carried out principally in two segments: the restaurant segment and the package liquor store segment.

   Financial information broken into these two principal industry segments for the two fiscal years ended October 2, 1999 and October 3, 1998 is set forth in the consolidated financial statements which are attached hereto, and is incorporated herein by reference.

The Company's Package Liquor Stores and Restaurants

   The Company's package liquor stores are operated under the "Big Daddy's Liquors" servicemark and the Company's restaurants are operated under the "Flanigan's Seafood Bar and Grill" servicemark. The Company's package liquor stores emphasize high volume business by providing customers with a wide selection of brand name and private label liquors, beer and wines. The Company has a policy of meeting the published sales prices of its competitors. The Company provides extensive sales training to its package liquor store personnel. All package liquor stores are open six or seven days a week from 9:00-10:00 a.m. to 9:00-10:00 p.m., depending upon demand and local law. Approximately half of the Company's units have "night windows" with extended evening hours.

   The Company's restaurants offer full food and alcoholic beverage service with approximately 79.7% of their sales being food items. These restaurants are operated under the "Flanigan's Seafood Bar and Grill" servicemark. Although these restaurants provide a neighborhood atmosphere, they have the degree of standardization prevalent in casual dining restaurant chains, including menu. The interior decor is nautical with numerous fishing and boating pictures and decorations. Drink prices may vary between locations to meet local conditions. Food prices are standardized. The restaurants' hours of operation are from 11:00 a.m. to 1:00-5:00 a.m. The Company continues to develop strong customer recognition of its "Flanigan's Seafood Bar and Grill" servicemark through very competitive pricing and efficient and friendly service.

   The Company's package liquor stores and restaurants were designed to permit minor modifications without significant capital expenditures. However, from time to time the Company is required to redesign and refurbish its units at significant cost. See Item 2, Properties and Item 7 for further discussion.

Franchised Package Liquor Stores and Lounges

   In March 1985, the Company's Board of Directors approved a plan to sell, on a franchise basis, up to 26 of the Company's package liquor stores and lounges in the South Florida area. Under the terms of the franchise plan, the Company sold the liquor license, furniture, fixtures and equipment of a particular unit, entered into a sublease for the business premises and a franchise agreement, whereby the franchisee licensed the "Big Daddy's Liquors" and "Big Daddy's Lounges" servicemarks in the operation of its business. Investors purchasing units were required to execute ten year franchise agreements with a thirty day cancellation provision. The franchise agreement also provided for a royalty to the Company, in the amount of 1% of gross sales, plus a contribution to advertising, in an amount between 1-1/2% to 2% of gross sales. In most cases, the sublease agreement provided for rent in excess of the amount paid by the Company, in order to realize an additional return of between 2% to 3% of gross sales, depending on a number of factors, including but not limited to the performance of the particular unit sold and its expected sales growth.

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

   During fiscal year 1991, the Company sold one unit to the unit's manager, an unaffiliated third party, who had been operating it pursuant to a management agreement since 1987. This unit consisted of a package liquor store and restaurant, which restaurant was not operating under the Company's "Flanigan's Seafood Bar and Grill" servicemark. The Company also entered into a franchise agreement with the manager, licensing the use of the "Big Daddy's Liquors" servicemark for the liquor package store in exchange for a royalty in the amount of 1% of gross sales. Although the Company counted this unit as a franchise, the Company did not consider this transaction a part of its franchise plan. During fiscal year 1995, the manager executed the Company's new franchise agreement for the operation of his restaurant under the "Flanigan's Seafood Bar and Grill" servicemark as more fully described below. At the same time, the former manager also executed a new franchise agreement for a second restaurant opened since the purchase of the unit from the Company during fiscal year 1991.

    During fiscal year 1992, one unaffiliated franchisee expressed an interest in selling his unit or returning it to the Company pursuant to the terms of the franchise agreement and documents. As a result of the substantial investment necessary to upgrade and renovate this unit, an affiliated group of investors formed a Subchapter S Corporation and purchased the unit from the franchisee. The shareholder interest of all the officers and directors represented 42% of the invested capital. The shareholder interest of the Chairman's family represented an additional 47.5% of the total invested capital. The Company continues to receive the same royalties, rent and mortgage payments as it had from the unaffiliated franchisee.

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

   During the third quarter of fiscal year 1996, another unaffiliated franchisee expressed its intent to terminate its new franchise agreement (package liquor store only) and to return its unit, including restaurant to the Company. In order to induce the franchisee to continue operating its franchise through the end of fiscal year 1996, the Company agreed to reduce the weekly sublease rent and suspend all weekly payments on account of its purchase money chattel mortgage. In the interim, the Company determined that the cost necessary to convert this unit to a "Flanigan's Seafood Bar and Grill" restaurant exceeded the funds available to the Company and on September 30, 1996, during the first quarter of fiscal year 1997, the franchise was sold to a related party, in lieu of its return to the Company. The initial shareholder interest of all officers and directors, which was comprised of the Chairman and a member of his family, represented one hundred percent of the initial invested capital. It was also agreed that the Company would manage the franchise for the related third party, pursuant to a management agreement. Subsequent to the closing of the sale of the franchise, another related franchisee, who is also a member of the Board of Directors of the Company, paid the Company the sum of $150,000 to approve his purchase of this franchise from the related third party and for the Company to relinquish its right to act as manager of the franchise. As a part of this transaction, the Company agreed to continue the reduced sublease rent, the waiver of any franchise royalties and the suspension of mortgage payments through March 1997. Since April 1, 1997 the Company has received the same weekly payment as previously paid by the former franchisee during fiscal year 1996. During the third quarter of fiscal year 1997 this related party formed a limited partnership to own this franchise and through which it raised the necessary funds to renovate the restaurant. The Company is an investor in the franchise, as are other related parties, including, but not limited to officers and directors of the Company and their families.

   During the first quarter of fiscal year 1999, the manager of a franchise restaurant expressed an interest in selling his rights under a Management Agreement and effective December 1, 1998 the Company assumed management of its franchised restaurant. The franchise includes a package liquor store, which is still operated exclusively by the franchisee. The Company retains its interest in the franchise and continues to receive the same royalties and rent as it received prior to its purchase of the right to manage the franchised restaurant.

   The units that continue to be franchised are doing well and continue to generate income for the Company. Many of the units that were originally offered as franchises have been sold outright and are no longer being operated as Flanigan's or Big Daddy's stores.

Franchised Restaurants

     During fiscal year 1995, the Company completed its new franchise agreement for a franchisee to operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a license from the Company. The new franchise agreement was drafted jointly with existing franchisees with all modifications requested by the franchisees incorporated therein. The new franchise agreement provides the Company with the ability to maintain a high level of food quality and service at its franchised restaurants, which are essential to a successful franchise operation. A franchisee is required to execute a new franchise agreement for the balance of the term of its lease for the business premises, extended by the franchisee's continued occupancy of the business premises thereafter, whether by lease or ownership. The new franchise agreement provides for a royalty to the Company in the amount of approximately 3% of gross sales plus a contribution to advertising in an amount between 1-1/2% to 3% of gross sales. In most cases, the Company does not sublease the business premises to the franchisee and in those cases where it does, the Company no longer receives rent in excess of the amount paid by the Company.

   As the end of fiscal year 1998, all existing franchisees who operate restaurants under the "Flanigan's Seafood Bar and Grill" or other authorized servicemarks had executed new franchise agreements.

   During fiscal year 1996, the Company's franchise agreement with a member of Mr. Flanigan's family expired and the Company declined to offer the franchisee the option of executing its new franchise agreement. During the first quarter of the fiscal year 1997, the Company filed suit against the franchisee for servicemark infringement, seeking injunctive relief and monetary damages. During the first quarter of fiscal year 1998, a Stipulated Agreed Order of Dismissal Upon Mediation was issued whereby the Company received $110,000 and the former franchisee agreed to cease all use of the "Flanigan's" servicemark and other trade dress features common to Company owned and/or franchised restaurants.

Investment in Joint Ventures

   During the first quarter of fiscal year 1996, the Company began operating a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark as general partner and fifty percent owner of a limited partnership established for such purpose. The limited partnership agreement gives the limited partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark only while the Company acts as general partner.

   As previously discussed, during the third quarter of fiscal year 1997, a related party formed a limited partnership to own a certain franchise in Fort Lauderdale, Florida, through which it raised the necessary funds to renovate the restaurant. The Company is a twenty five percent owner of the limited partnership as are other related parties, including, but not limited to officers and directors of the Company and their families.

   During the fourth quarter of fiscal year 1997, the Company formed a limited partnership and raised funds through a private offering to purchase the assets of a restaurant in Surfside, Florida and renovate the same for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company acts as general partner of the limited partnership and is also a forty two percent owner of the same, as are other related parties, including, but not limited to officers and directors of the Company and their families. The limited partnership agreement gives the limited partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of the gross sales from the operation of the restaurant, only while the Company acts as general partner. This restaurant opened in the second quarter of fiscal year 1998.

   In order to ensure that the Company had adequate cash reserves in view of its investment in the restaurant discussed above, and for other improvements, during the second quarter of fiscal year 1997, the Board of Directors authorized the Company to borrow up to $1,200,000 at an interest rate of twelve percent (12%) per annum and fully amortized over five (5) years. During the fourth quarter of fiscal year 1997, the Company borrowed $375,000 from private investors, in units of $5,000, which loan is fully secured with specific receivables owned by the Company. During the first quarter of fiscal year 1998, the Company closed on its loan from Nations Bank (formerly Barnett Bank) in the principal amount of $500,000 with interest at prime rate. Equal quarterly principal payments began March 31, 1998 with interest payable monthly. The Company prepaid the loan in full during the third quarter of fiscal year 1999.

   In the third quarter of fiscal year 1998, the Company entered into a lease agreement for a restaurant in Kendall, Florida and a separate agreement for the purchase of the furniture, fixtures and equipment of the existing restaurant. The lease agreement and separate agreement were each contingent upon the Company applying for and receiving zoning variances from Miami Dade County, Florida. Although zoning variances became final during the first quarter of fiscal year 1999, for reasons beyond the control of the Company, building permits were not issued until September 1999 at which time the renovations commenced. The restaurant is expected to open during the second quarter of fiscal year 2000. At the same time, the Company raised funds through a private offering for a limited partnership to be formed, to own and renovate the restaurant for operation of the same under the "Flanigan's Seafood Bar and Grill" servicemark. The Company is general partner of the limited partnership and is the owner of forty percent of the same, as well as other related parties, including but not limited to officers and directors of the Company and their families. The limited partnership agreement will give the partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of the gross sales from the operation of the restaurant, while the Company acts as general partner only.

Clubs

   As of the end of fiscal year 1999, the Company owned one club in Atlanta, Georgia, which was operated by an unaffiliated third party, as discussed below. In addition, until September 20, 1996, the Company operated its remaining
Pennsylvania club, (Store #850, King of Prussia, Pennsylvania), which was financed through a limited partnership in which a wholly owned subsidiary of the Company acted as general partner. The lease for this unit had only thirteen months remaining, with no more renewal options, and revenues were down as a result of competition from some expensive new clubs constructed on the waterfront. An opportunity arose to sell the lease, leasehold improvements and liquor license to Dick Clark Restaurants, Inc. With the approval of the limited partners, the sale of the unit was consummated on September 20, 1996 for a purchase price of $500,000.

Operation of Units by Unaffiliated Third Parties

   During fiscal year 1992, the Company entered into a Management Agreement with Mardi Gras Management, Inc. for the operation of the Company's club in Atlanta, Georgia through the balance of the initial term of the lease, unless sooner terminated by Mardi Gras Management, Inc. upon thirty days prior written notice, with or without cause. Mardi Gras Management, Inc. assumed the management of this club effective November 1, 1991 and is currently operating the club under an adult entertainment format. During fiscal year 1997, the Company agreed to modify the Management Agreement to give Mardi Gras Management, Inc. one five year renewal option to extend the term of the same provided the Company is satisfied with the financial condition of Mardi Gras Management, Inc. within its sole discretion, and Mardi Gras Management, Inc. agreed to modify the owner's fee to $150,000 per year versus ten percent of gross sales from the club, whichever is greater. Pursuant to the Management Agreement, as modified, the Company receives a monthly owner's fee of $12,500, subject to adjustment each year on or about July 1, with an additional equal to 10% of the gross sales exceeding $1,500,000 for the prior 12 month period, being due the Company.

Operations and Management

   The Company emphasizes systematic operations and control of all units. Each unit has its own manager who is responsible for monitoring inventory levels, supervising sales personnel, food preparation and service in restaurants and generally assuring that the unit is managed in accordance with Company guidelines and procedures. The Company has in effect an incentive cash bonus program for its managers and salespersons based upon various performance criteria. The Company's operations are supervised by area supervisors. Each area supervisor supervises the operations of the units within his or her territory and visits those units to provide on-site management and support. There are three area supervisors responsible for package store, restaurant and club operations in specific geographic districts.

   All of the Company's managers and salespersons receive extensive training in sales techniques.

   The Company arranges for independent third parties, or "shoppers", to inspect each unit in order to evaluate the unit's operations, including the handling of cash transactions.

Purchasing and Inventory

   The  package  liquor  business  requires  a  constant   substantial   capital
investment in inventory in the units. Liquor inventory purchased can normally be returned only if defective or broken.

   All Company purchases of liquor inventory are made through its purchasing department from the Company's corporate headquarters. The major portion of inventory is purchased under individual purchase orders with licensed wholesalers and distributors who deliver the merchandise within one or two days of the placing of an order. Frequently there is only one wholesaler in the immediate marketing area with an exclusive distributorship of certain liquor product lines.

   Substantially all of the Company's liquor inventory is shipped by the wholesalers or distributors directly to the Company's units. The Company significantly increases its inventory prior to Christmas, New Year's eve and other holidays.

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

   In the State of Florida, which represents all but one of the total liquor licenses held by the Company, most of the Company's liquor licenses are issued on a "quota License" basis.

Quota licenses are issued on the basis of a population count established from time to time under the latest applicable census. Because the total number of liquor licenses available under a quota license system is limited, the licenses have purchase and resale value based upon supply and demand in the particular areas in which they are issued. The quota licenses held by the Company allow the sale of liquor for on premises consumption only. In Florida, the other liquor licenses held by the Company or limited partnerships of which the Company is the general partner are restaurant liquor licenses, which do not have quota restrictions and no purchase or resale value. A restaurant liquor license is issued to every applicant who meets all of the state and local licensing requirements, including, but not limited to zoning and minimum restaurant size, seating and menu. In the State of Georgia, the other state in which the Company operates, licensed establishments also do not have quota restrictions for on-premises consumption and such licenses are issued to any applicant who meets all of the state and local licensing requirements based upon extensive license application filings and investigations of the applicant.

   All licenses must be renewed annually and may be revoked or suspended for cause at any time. Suspension or revocation may result from violation by the licensee or its employees of any federal, state or local law regulation pertaining to alcoholic beverage control. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's units, including, minimum age of patrons and employees, hours of operations advertising, wholesale purchasing, inventory control, handling, storage and dispensing of alcoholic beverages, internal control and accounting and collection of state alcoholic beverage taxes.

   As the sale of alcoholic beverages constitutes a large share of the Company's revenue, the failure to receive or retain, or a delay in obtaining a liquor license in a particular location could adversely affect the Company's operations in that location and could impair the Company's ability to obtain licenses elsewhere.

   The Company is subject in certain states to "dram shop" or "liquor liability" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person. See Item 1, Insurance and Item 3, Legal Proceedings for further discussion. The Company maintains a continuous program of training and surveillance from its corporate headquarters to assure compliance with all applicable liquor laws and regulations. During the fourth quarter of fiscal year 1997, the Division of Alcoholic Beverages and Tobacco (DABT), subpoenaed several employees of the Company to inquire about three cash purchases of inventory made in calendar years 1995 and 1996 from a distributor, without invoices.

The total purchase price for the inventory was $5,100. The Company was charged administratively by the DABT for failing to have invoices for these cash transactions, but subsequent to the end of fiscal year 1998, the Company entered in a settlement agreement with the DABT and paid a fine of $4,000. At its meeting on September 4, 1997,the Board of Directors was advised of the investigation by the DABT and unanimously passed a resolution prohibiting management from purchasing inventory without an invoice and in cash. Otherwise, during the fiscal years ended October 3, 1998, and October 2, 1999, and through the present time, no significant pending matters have been initiated by the DABT concerning any of the Company's licenses which might be expected to result in a revocation of a liquor license or other significant actions against the Company,

   The Company is not aware of any statute, ordinance, rule or regulation under present consideration which would significantly limit or restrict its business as now conducted. However, in view of the number of jurisdictions in which the Company does business, and the highly regulated nature of the liquor business, there can be no assurance that additional limitations may not be imposed in the future, even though none are presently anticipated.

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

   The Company's general policy is to settle only those legitimate and reasonable claims asserted and to aggressively defend and go to trial, if necessary, on frivolous and unreasonable claims. The Company has established a select group of defense attorneys which it uses in conjunction with this program. Under the Company's current liability insurance policy, any expense incurred by the Company in defending a claim, including adjusters and attorney's fees, are a part of the $50,000 self-insured retention.

   An accrual for the Company's estimated liability on liability claims is included in the consolidated balance sheets in the caption "Accrued and Other Liabilities". A significant unfavorable judgment or settlement against the Company in excess of its liability insurance coverage could have a materially adverse effect on the Company.

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

Competition and the Company's Market

   The liquor and hospitality industries are highly competitive and are often affected by changes in taste and entertainment trends among the public, by local, national and economic conditions affecting spending habits, and by population and traffic patterns. The Company believes that the principal means of competition among package liquor stores is price and that, in general, the principal means of competition among restaurants include location, type and quality of facilities and type, quality and price of beverage and food served.

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

   As previously noted, at October 2, 1999 the Company owned and operated eight restaurants, six of which had formerly been lounges and were renovated to provide full food service. These restaurants compete directly with other restaurants serving liquor in the area. The Company's restaurants are competitive due to four factors; product quality, portion size, moderate pricing and a standardization throughout the Company owned restaurants and most of the franchises.

   The Company's business is subject to seasonal effects, in that liquor purchases tend to increase during the holiday seasons.

Trade Names

   The Company operates principally under three servicemarks; "Flanigan's", "Big Daddy's", and "Flanigan's Seafood Bar and Grill". Throughout Florida the Company's package liquor stores are operated under the "Big Daddy's Liquors" servicemark. The Company's rights to the use of the "Big Daddy's" servicemark are set forth under a consent decree of a Federal Court entered into by the Company in settlement of federal trademark litigation. The consent decree and the settlement agreement allow the Company to continue, and expand, its use of the "Big Daddy's "servicemark in connection with limited food and liquor sales in Florida. The consent decree further contained a restriction upon all future sales of distilled spirits in Florida under the "Big Daddy's" name by the other party who has a federally registered servicemark for "Big Daddy's" use in the restaurant business. The Federal Court retained jurisdiction to enforce the consent decree. The Company has acquired a registered Federal trademark on the principal register for its "Flanigan's" servicemark.

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

   The standard symbolic trademark associated with the Company and its facilities is the bearded face and head of "Big Daddy" which is predominantly displayed at all "Flanigan's" facilities and all "Big Daddy's" facilities throughout the country. The face comprising this trademark is that of the Company's founder, Joseph "Big Daddy" Flanigan, and is a federally registered trademark owned by the Company.

Employees

   As of year end, the Company employed 368 employees, of which 298 were full-time and 70 were part-time. Of these, 23 were employed at the corporate offices. Of the remaining employees, 38 were employed in package liquor stores and 307 in restaurants.

   None of the Company's employees are represented by collective bargaining organizations. The Company considers its labor relations to be favorable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                       Positions and Offices               Office or Position
       Name               Currently Held            Age        Held Since
       ----               --------------            ---        ----------

Joseph G. Flanigan     Chairman of the Board         70           1959
                       of Directors, Chief
                       Executive Officer and
                       President

William Patton         Vice President                76           1975
                       Community Relations

Edward A. Doxey        Chief Financial Officer       58           1992
                       and Secretary

Jeffrey D. Kastner     Assistant Secretary           46           1995


Item 2. Properties

   The Company's operations are all conducted on leased property. Initially most of these properties were leased by the Company on long-term ground and building leases with the buildings either constructed by the lessors under build-to-suit leases or constructed by the Company. A relatively small number of business locations involve the lease or acquisition of existing buildings. In almost every instance where the Company initially owned the land or building on leased property, the Company entered into a sale and lease-back transaction with investors to recover a substantial portion of its per unit investment.

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

   On January 11, 1986, the Bankruptcy Court entered its Order granting the Company's motions to reject thirteen leases and the Company was successful in negotiating a termination of three other leases. On April 7, 1986, the Bankruptcy Court granted the Company's motion to reject two additional leases and two more leases were rejected by the Company's failure to assume the same by May 22, 1986. In addition, during the pendency of the bankruptcy proceedings, the Company was successful in renegotiating a substantial number of the Company's remaining leases, generally amending the terms to five years with three five year renewal options and deleting cost of living rental adjustments in exchange for rents based upon the "fair market rental" for each particular location. The Company believes that the units retained, especially with the aforementioned lease modifications, are adequate to support its operations, including any damages as a result of its bankruptcy proceedings.

   All of the Company's units require periodic refurbishing in order to remain competitive. The Company has budgeted $432,000 for its refurbishing program for fiscal year 2000. See Item 7, "Liquidity and Capital Resources" for discussion of the amounts spent in fiscal year 1999.

   The following table summarizes the Company's properties as of October 2, 1999 including franchise locations, a club and Company managed locations.

                                 Square            License           Lease
Name and Location                Footage   Seats   Owned by          Terms
-----------------                -------   -----   --------          -----
Big Daddy's Liquors #8           1,800     N/A   Company       5/1/99 to 4/30/14
Flanigan's Enterprises Inc.
959 State Road 84
Fort Lauderdale, FL

Flanigan's Seafood Bar           4,300     130   Company       10/1/71 to 12/31/04
and Grill #9                                                     and Option to
Flanigan's Enterprises                                           12/31/09
Inc. (2)
1550 W.84th Street
Hialeah, FL

Flanigan's Legends               5,000     150   Franchise     5/15/97
Seafood Bar and Grill                                          5/14/00
#11, 11 Corporation (3)
330 Southern Blvd.
W. Palm Beach, FL

Flanigan's Legends               5,000     180   Franchise     11/15/92 to
Seafood Bar and Grill                                          11/15/02
#12 Galeon Tavern, Inc. (3)                                    Option to
2401 Tenth Ave. North                                          11/15/12
Lake Worth, FL

                                 Square            License           Lease
Name and Location                Footage   Seats   Owned by          Terms
-----------------                -------   -----   --------          -----
Flanigan's Seafood               5,000     200   Joint         N/A
Bar & Grill #13                                  Venture
CIC Investors #13 Ltd.
1549 NW LeJeune Rd
Miami, FL

Flanigan's Seafood               3,320     90    Franchise     6/1/79 to 6/1/04
Bar and Grill #14,                                             Option to 6/1/09
Big Daddy's #14, Inc.
(2)(3)(5)(10)
2041 NE Second St.
Deerfield Beach, FL

Piranha Pats II-#15              4,000     90    Franchise     3/2/76 to 8/31/01
CIC Investors #15 Ltd. (3)(5)                                  Options to 8/31/11
1479 E. Commercial Blvd.
Ft. Lauderdale, FL

Flanigan's Seafood               4,300     100   Franchise     2/15/72 to 12/31/00
Bar and Grill #18                                              Options to 12/31/10
Twenty Seven Birds
Corp. (2)(3)(5)
2721 Bird Avenue
Miami, FL

Flanigan's Seafood               4,500     160   Company       3/1/72 to 12/31/00
Bar and Grill #19                                              Option to 12/31/05
Flanigan's Enterprises
Inc. (2)(4)
2505 N. University Dr.
Hollywood, FL

Flanigan's Seafood               5,100     140   Company       7/15/68 to 12/31/00
Bar and Grill #20                                              Options to 12/31/05
Flanigan's Enterprises                                           Additional Lease
Inc.  (2)                                                        5/1/69 to 12/31/00
North Miami, FL                                                  Options to 12/31/05

Flanigan's Seafood               4,100     200   Company       12/16/68 to
Bar and Grill #22                                              12/31/00
Flanigan's Enterprises                                         Options to 12/31/10
Inc. (2)(4)
2600 W. Davie Blvd.
Ft. Lauderdale, FL

Flanigan's Enterprises           3,000      90    Company      7/1/50 to 6/30/49
Inc. #27 (9)
732-734 NE 125th St.
North Miami, FL

                                 Square            License           Lease
Name and Location                Footage   Seats   Owned by          Terms
-----------------                -------   -----   --------          -----
Flanigan's Seafood               4,600     150   Company       9/6/68 to 12/31/00
Bar and Grill #31                                              Options to 12/31/10
Flanigan's Enterprises
Inc. (2)
4 N. Federal Highway
Hallandale, FL

Flanigan's Guppy's               4,620     130   Franchise     11/1/68 to 10/31/03
Seafood Bar and Grill #33                                      New Lease
Guppies, Inc. (2)(3)(5)                                        11/1/03 to 12/31/09
45 S. Federal Highway
Boca Raton, FL

Big Daddy's Liquors              3,000     N/A   Company       5/29/97 to 5/28/02
#34, Flanigan's                                                Options to 5/28/17
Enterprises, Inc. (1)
9494 Harding Ave.
Surfside, FL

Big Daddy's Liquors              4,600     N/A   Company       3/10/87 to 12/31/00
#36, Flanigan's                                                Additional Lease
Enterprises, Inc. (2)                                          4/29/87 to 12/31/00
102 N. Dixie Highway                                           Option to 12/31/05
Lake Worth, FL

Flanigan's Seafood               4,600     140   Company       4/1/71 to 12/31/00
Bar and Grill #40                                              Option to 12/31/05
Flanigan's Enterprises
Inc. (2)
5450 N. State Road 7
Ft. Lauderdale, FL

Big Daddy's Liquors              6,000     N/A   Company       12/21/68 to 1/1/10
#47, Flanigan's                                                Options to 1/1/60
Enterprises, Inc. (6)(8)
8600 Biscayne Blvd.
Miami, FL

Flanigan's Seafood               6,800     200   Joint         8/1/97 to 12/31/11
Bar and Grill #60,                               Venture
CIC Investors #60 Ltd.
9516 Harding Avenue
Surfside, FL

Flanigan's Seafood               4,850     161   Joint         4/1/98 to 3/31/08
Bar and Grill #70                                Venture       Options to 3/31/28
12790 SW 88 St
Kendall, FL

                                 Square            License           Lease
Name and Location                Footage   Seats   Owned by          Terms
-----------------                -------   -----   --------          -----
Flanigan's Enterprises           10,000    400   Company       5/1/76 to 4/30/01
#600 (7)                                                       Option to 4/30/06
Powers Ferry Landing
Atlanta, GA

(1)  License subject to chattel mortgage.

(2)  License pledged to secure lease rental.

(3)  Franchised by Company.

(4)  Former franchised unit returned and now operated by Company.

(5)  Lease assigned to franchisee.

(6) Lease originally assigned to unaffiliated third parties. During fiscal year 1996, the Company purchased 37% of the leasehold interest from the unaffiliated third parties. An additional 11% was purchased during fiscal year 1997, bringing the total interest purchased to 48%.

(7)  Location managed by an unaffiliated third party.

(8) Business formerly operated by the Company pursuant to Court Order, until December 31, 1996 when the Company reacquired ownership of the business through foreclosure.

(9) Location was closed in May 1998. The Company entered into a five year sub-lease agreement, with two five year options, with an unaffiliated third party who is presently operating a restaurant at this location.

(10) Effective December 1, 1998, the Company purchased the Management Agreement to operate the franchised restaurant for the franchisee.


Item 3. Legal Proceedings.

   Due to the nature of the business, the Company is sued from time to time by patrons, usually for alleged personal injuries occurring at the Company's business locations. The Company has liability insurance which incorporates a semi-self-insured plan under which the Company assumes the full risk of the first $50,000 of exposure per occurrence. The Company's insurance carrier is
responsible  for  $1,000,000   coverage  per  occurrence   above  the  Company's
self-insured deductible, up to a maximum aggregate of $2,000,000 per year. Certain states have liquor liability (dram shop) laws which allow a person injured by an "obviously intoxicated person" to bring a civil suit against the business (or social host) who had served intoxicating liquors to an already "obviously intoxicated person". The Company's insurance coverage relating to this type of incident is limited.

     Through the end of the 1990 fiscal year, the Company was uninsured for dram shop liability. Florida has restricted its dram shop by statute, permitting persons injured by an "obviously intoxicated person" to bring a civil action against the business which had served alcoholic beverages to a minor or to an individual known to be habitually addicted to alcohol. Dram shop claims normally involve traffic accidents and the Company generally does not learn of dram shop claims until after a claim is filed and then the Company vigorously defends these claims on the grounds that its employee did not serve an "obviously intoxicated person". Damages in most dram shop cases are substantial. At the present time, there are no dram shop cases pending against the Company.

   On November 4, 1985 the Company, not including its subsidiaries, filed a Voluntary Petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. The Petition, identified as case no. 85-02594-BKC-AJC was filed in Fort Lauderdale, Florida. By Order of the Court dated November 4, 1985, the Company was appointed "debtor in possession". The Company's action was a result of significant escalations of rent on certain of the Company's leases which made continued profitable operations at those locations impossible and jeopardized the Company's financial position.

The major purpose of the reorganization was to reject such leases.

   On January 11, 1986, the Bankruptcy Court granted the Company's motions to reject thirteen leases and the Company was successful in negotiating the termination of three additional leases. On April 7, 1986, the Bankruptcy Court granted the Company's motion to reject two additional leases and two more leases were automatically rejected due to the Company's failure to assume the same prior to May 22, 1986. During the fiscal year ended October 3, 1987 the Company negotiated a formula with the Official Committee of Unsecured Creditors ("Committee"), which formula was used to calculate lease rejection damages under the Company's Amended Plan of Reorganization. Stipulations were filed by the Company with all but three of these unsecured creditors, which stipulations received Bankruptcy Court approval prior to the hearing on confirmation.

   In addition to the rejection of leases, the Company also sought its release from lease agreements for businesses sold, which sales included the assignment of the leases for the business premises. While several landlords whose leases had been assigned did file claims against the Company, the majority did not, which resulted in the Company being released from its guarantees under those leases. The Company was also successful in negotiating the limitation or release of lease guarantees of those landlords who filed claims, which settlements received Bankruptcy Court approval prior to the hearing on confirmation.

   On February 5, 1987, the Company filed its Amended Plan of Reorganization and Amended Disclosure Statement, which documents were approved by the Committee. On February 25, 1987, the Company further modified its Amended Plan of Reorganization to secure the claims of Class 6 Creditors (Lease Rejection) and Class 8 Creditors (Lease Guarantee Rejections). The Bankruptcy Court approved the Amended Disclosure Statement by Order dated March 7, 1987 and scheduled the hearing to consider confirmation of the Amended Plan of Reorganization on April 13, 1987. On April 10, 1987, in order to insure receipt of the necessary votes to approve its Amended Plan of Reorganization, the Company agreed to further modification of its Amended Plan, whereby creditors of Class 6 and 8 will receive $813,000 prorata as additional damages under the terms of the Amended Plan. On April 13, 1987, the Company's Amended Plan of Reorganization was confirmed and the Bankruptcy Court entered its Order of Confirmation on May 5, 1987.

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

   On December 28, 1987, the Bankruptcy Court entered its Notice of Discharge of the Company.

   During fiscal year 1991 and again during fiscal year 1992, the Company and Class 6 and Class 8 Creditors under the Company's Amended Plan of Reorganization modified the schedule for the payment of bankruptcy damages, reducing the amount of the quarterly payments by extending the term of the same, but without reducing the total amount of bankruptcy damages. The modification to the payment schedule provided the Company with needed capital.

Item 4. Submission of matters to a Vote of Security Holders.

   During the fourth quarter of fiscal year 1999 the Company did not submit any matter to a vote of the security holders.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

                        RANGE OF PER SHARE MARKET PRICES
               ADJUSTED FOR 2 FOR 1 STOCK SPLIT PAID APRIL 1, 1999

                          Fiscal 1999              Fiscal 1998
                          -----------              -----------

                         High      Low            High      Low
                         ----      ---            ----      ---

First quarter            5-1/8     3-5/8          6-3/8     3-11/16
Second quarter           8         4-3/16         6-3/4     3-9/16
Third quarter            6-7/8     3-3/4          6-5/8     5-3/8
Fourth quarter           5-3/8     4-1/8          5-11/16   4-1/8

   On December 10, 1998 the Company declared a cash dividend of 20 cents per share (pre split shares) payable February 1, 1999 to shareholders of record on January 4, 1999.

  On February 26, 1999 the Company declared a two for one stock split payable April 1, 1999 to shareholders of record on March 17, 1999.

Item 6. Selected Financial Data.

Not required

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   At October 3, 1998, the Company was operating thirteen units. The Company had interests in an additional seven units which had been franchised by the Company. Of the units operated by the Company, four were combination package liquor stores and restaurants, five were restaurants only and three were package liquor stores only. There was one club operated by an unaffiliated third party under a management agreement.

   As compared to fiscal year 1998, as of October 2, 1999, the Company was operating fourteen units. The Company had interests in an additional seven units which had been franchised by the Company. Of the units operated by the Company, four were combination package liquor stores and restaurant, four were restaurants only and four were package liquor stores only. There was one club operated by an unaffiliated third party under a management agreement. During fiscal year 1999, one restaurant only was closed with the expiration of its lease and the liquor license and some of the furniture, fixtures and equipment were sold to an unaffiliated third party. The closing of the restaurant resulted in a $51,000 loss to the Company. During fiscal year 1999 the Company opened one package liquor store only in Fort Lauderdale, Florida, and purchased the Management Agreement of a franchise, which includes the right to manage the franchised restaurant only.

Liquidity and Capital Resources

Cash Flows

   The following table is a summary of the Company's cash flows for the fiscal years ended October 2, 1999 and October 3, 1998:

                                                  Fiscal
                                               Years Ended
                                               -----------
                                               1999       1998
                                             -------    -------
                                               (in thousands)

Net cash provided by operating activities    $ 2,652    $ 1,060

Net cash used in investing activities         (1,032)      (760)

Net cash used in financing activities         (1,336)      (166)
                                                          ------

Net increase in cash and equivalents             284       134

Cash and equivalents, beginning of year        1,468      1,334
                                             -------    -------

Cash and equivalents, end of year            $ 1,752    $ 1,468
                                             =======    =======


The Year 2000 Issue

   The Company completed the installation of a Great Plains Accounting Package in fiscal year 1999 to address the year 2000 issue at a cost of $152,000. The system has been tested and is year 2000 compliant. The company incurred consultants fees, in the amount of $113,000, which were expensed during fiscal year 1999.

   The Company utilizes POSitouch cash registers in its restaurant operations and Omron cash registers in its package liquor operations. The registers record revenues and calculate inventory. Both systems are year 2000 compliant.

Improvements

   Capital expenditures were $934,000 and $808,000 during fiscal years 1999 and 1998, respectively. The capital expenditures were for upgrading existing units serving food, improvements to package liquor stores and the replacement of the corporate computer system.

   All of the Company's units require periodic refurbishing in order to remain competitive . During fiscal 1992, as cash flow improved, the Company embarked on a refurbishing program which continued through fiscal year 1999. The budget for fiscal year 2000 includes approximately $432,000 for this purpose. The Company expects the monies for these improvements will be provided from operations.

Property and Equipment

   The Company's property and equipment, at cost, less accumulated depreciation and amortization, was $4,004,000 at October 2, 1999 compared to $3,717,000 at October 3, 1998. The Company's liquor licenses less accumulated amortization were $303,000 at October 2, 1999 compared to $358,000 at October 3, 1998. The Company's leased property under capital leases, less accumulated amortization was $ $93,000 at October 2, 1999 compared to $129,000 at October 3, 1998. The Company's leased property under capital leases has continued to decline because any new leases the Company enters into are operating leases, and thus there are no additions to capital leases.

Long term debt

   The Company closed on its $500,000 loan with Nations Bank  (formerly  Barnett
Bank) during the first quarter of 1998 and repaid principal of $125,000 during the fiscal year 1998. The balance of $375,000 was repaid in full during fiscal year 1999. The Company repaid long term debt, including the Nations Bank note payable, capital lease obligations and Chapter 11 bankruptcy damages in the amount of $807,000 and $692,000 in fiscal years 1999 and 1998 respectively.

Working capital

   The table below summarizes the current assets, current liabilities and working capital for the fiscal years 1999 and 1998:

                                     Oct. 2          Oct. 3
Item                                  1999            1998
----                                 ------          ------
Current assets                     $ 4,075,000    $ 3,456,000
Current liabilities                  2,693,000      2,242,000
Working capital                      1,382,000      1,214,000

   During fiscal year 1991 and again in fiscal year 1992, the Company refinanced existing debt due Class 6 and 8 Creditors under the Company's Amended Plan by extending the payment schedule to the year 2002, thereby reducing the payments from $500,000 per year to $200,000 per year for two years and thereafter to $300,000 per year until paid, but without reducing the total amount of bankruptcy damages.

   Management believes that positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures in fiscal year 2000.

   The Company's Amended Plan of Reorganization was prepared to allow the Company to meet its obligations from cash generated from operations. The Amended Plan was approved by the majority of the creditors and confirmed by the Bankruptcy Court on May 5, 1987 and the Company was officially discharged from bankruptcy on December 28, 1987. As noted above, during fiscal year 1991 and again in fiscal year 1992, the Class 6 and 8 Creditors agreed to refinance existing debt by extending their payment schedule. See Bankruptcy Proceedings below and Note 6 to the consolidated financial statements.

Income Taxes

   Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not. For discussion regarding the Company's net operating loss carryforwards refer to Note 7 to the consolidated financial statements for fiscal year ended October 2, 1999.

Bankruptcy Proceedings

   As noted above and in Note 6 to the consolidated financial statements, on November 4, 1985, Flanigan's Enterprises, Inc., not including any of its subsidiaries, filed a Voluntary Petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. The primary purposes of the petition were (1) to reject leases which were significantly above market rates and (2) to reject leases on closed units which had been repossessed by or returned to the Company.

   During fiscal year 1986 the Company terminated or rejected 34 leases. Many of the leases remaining were renegotiated to five year terms, with three five year renewal options at fair market rental. As was their right under the Bankruptcy Code, the landlords of properties rejected by the Company filed claims for losses or damages sustained as a result of the Company's rejection of such leases. The amount of such damages is limited by federal law. The Company outlined a schedule for payment of these damages in the Amended Plan. As noted above, the Amended Plan was approved in the Bankruptcy Court on May 5, 1987. The gross amount of damages payable to creditors for the rejected leases was $4,278,000. Since the damage payments were to be made over nine years, the total amount due was discounted at a rate of 9.25%. See Note 2 to the consolidated financial statements for the current payment schedule of these damages.

Other Legal Matters

   Through the end of fiscal year 1990, the Company was uninsured for dram shop liability. See pages 12 and 13 for further discussion regarding dram shop suits.

   During fiscal year 1996, a former employee alleged that her position with the Company was changed due to her pregnancy. The Equal Employment Opportunity Commission failed to make a determination on this claim within one hundred eighty (180) days of its filing and subsequent to the end of fiscal year 1996, this claimant filed suit against the Company. The Company disputed this claim and vigorously defended the same. During the fourth quarter of fiscal year 1997, the former employee's attorney withdrew and during the first quarter of fiscal year 1998 the lawsuit was dismissed due to the failure of the employee to retain substitute counsel.

Results of Operations

REVENUES (in thousands):

                                 Fifty Two             Fifty Three
                                Weeks Ended            Weeks Ended
Sales                           Oct. 2, 1999           Oct. 3, 1998
-----                           ------------           ------------
Restaurant, food              $ 10,708   51.8%      $ 10,628   52.0%
Restaurant, bar                  2,722   13.2%         2,891   14.2%
Package goods                    7,255   35.0%         6,901   33.8%
                              --------  -----       --------  -----
Total                           20,685  100.0%        20,420  100.0%

Franchise revenues                 894                   761
Owners fee                         230                   173
Joint venture income               341                   207
Other operating income             165                   206
                              --------              --------

Total Revenues                $ 22,315              $ 21,767

   As the table above illustrates, total revenues have increased for the fiscal year ended October 2, 1999 when compared to the fiscal year ended October 3, 1998.

   During  the  third  quarter  of  fiscal  year  1998 the  Company  closed  its restaurant in North Miami which operated under the "Flanigan's Cafe" servicemark. During the first quarter of fiscal year 1999, the Company entered into a sublease for the property with an unaffiliated third party.

   During the second quarter of fiscal year 1999, the Company closed a location in Fort Lauderdale at the expiration of the lease. The liquor license and some of the equipment and fixtures were sold to an unaffiliated third party. This closing resulted in a loss of $51,000 to the Company.

   During the second quarter of fiscal year 1999 the Company entered into a lease for a package liquor store in Fort Lauderdale, FL. The package liquor store opened for business during the third quarter of fiscal year 1999.

   Restaurant food sales represented 51.8% of total sales in the fifty two weeks ended October 2, 1999 as compared to 52.0% in the fifty three weeks ended October 3, 1998. The weekly average of same store restaurant food sales was $197,672 and $183,711 for the fifty two weeks ended October 2, 1999 and the fifty three weeks ended October 3, 1998 respectively, an increase of 7.6%.

   Restaurant bar sales represented 13.2% of total sales in the fifty two weeks ended October 2, 1999 as compared to 14.2% in the fifty three weeks ended October 3, 1998. The weekly average of same store restaurant bar sales was $50,245 and $47,293 for the fifty two weeks ended October 2, 1999 and the fifty three weeks ended October 3, 1998 respectively, an increase of 6.2%.

   Package store sales for the second consecutive year have reversed the decline of prior years with same store weekly sales averaging $133,173 and $121,498 for the fifty two weeks ended October 2, 1999 and the fifty three weeks ended October 3, 1998 respectively, an increase of 9.6%.

   Franchise revenue increased to $894,000 for the fifty two weeks ended October 2, 1999 as compared to $761,000 for the fifty three weeks ended October 3, 1998. The increase in franchise revenue resulted from higher sales for the franchises, and a joint venture restaurant having been open for all fifty two weeks ending October 2, 1999 whereas it was only open for business in the second quarter of fiscal year 1998.

   Owner's fee represents fees received pursuant to a Management Agreement from the operation of a club owned by the Company in Atlanta, Georgia. The Management Agreement was amended effective July 1, 1996, whereby the Company also receives ten percent of annual sales exceeding $150,000 per annum as additional owner's fees. Income from this club was $230,000 for the fifty two weeks ended October 2, 1999 as compared to $173,000 for the fifty three weeks ended October 3, 1998.

   During the second quarter of fiscal year 1998, the Company began operating a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark as general partner and forty two percent owner of a limited partnership established for such purpose. The Company reports income and investment under the equity method of accounting. The Company reported $99,000 in income for the fifty two weeks ended October 2, 1999 as compared to a loss of $66,000 for the fifty three weeks ended October 3, 1998. The loss in fiscal year 1998 was attributed to pre-opening costs and expenditures of certain intangible costs as required by SOP 98-5, "reporting on the costs of start-up activities".

   During the second quarter of fiscal year 1999, the Company formed a limited partnership to renovate and operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark in Kendall, Florida, as general partner and forty percent owner of the same. Due to difficulties in obtaining the required permits to begin construction which were beyond the control of the Company, construction began in the first quarter of fiscal year 2000 and the restaurant is expected to open during the second quarter of fiscal year 2000. The Company recognized a loss of $106,000 for the fifty two weeks ended October 2, 1999. The loss was attributed to pre-opening costs and expenditures of certain intangible costs as required by SOP-98-5, "reporting on the costs of start-up activities".

   The gross profit margin for restaurant sales were 64.2% and 62.3% for the fiscal years 1999 and 1998 respectively.

   The gross profit margin for package goods sales were 26.6% and 26.0%, for the fiscal years 1999 and 1998 respectively.

   Overall gross profits were 50.7% and 50.0% for the fiscal years 1999 and 1998 respectively.

Operating Costs and Expenses

   Operating costs and expenses for the fifty two weeks ended October 2, 1999 were $20,772,000 compared to $20,383,000 for the fifty three weeks ended October 3, 1998. Operating expenses are comprised of the cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses.

   Payroll and related costs which include workers compensation insurance premiums were $6,135,000 and $5,964,000 for fiscal years 1999 and 1998, respectively. The 2.9% increase is attributed to increases in salaries paid to restaurant and package division employees.

   Occupancy costs, which include rent, common area maintenance, repairs and taxes were $1,033,000 and $1,047,000 for fiscal years 1999 and 1998 respectively. The 0.1 % decrease was attributable to the closing of a restaurant and the opening of a package store.

   Selling, general and administrative expenses were $3,410,000 for the fifty two weeks ended October 2, 1999 and $3,163,000 for the fifty three weeks ended October 3, 1998. The net increase of 7.8% in selling, general and administrative expenses is due to a general increase in prices.

Other Income and Expenses

   Other income and expense totaled $232,000 and $37,000 in fiscal years 1999 and 1998 respectively.

   The decrease of $43,000 in interest expense on long-term debt and damages payable, which were $114,000 and $157,000 for the fifty two weeks ended October 2, 1999 and the fifty three weeks ended October 3, 1998 is attributed to the decrease in long term debt. The decline of $12,000 in interest expense on obligations under capital leases, which was $34,000 and $46,000 for fiscal years 1999 and 1998, respectively, is the result of declining principal balances of the capital leases in general.

   The Company realized $110,000 of income in the first quarter of fiscal year 1998 from the settlement of litigation.

   The Company recovered $157,000 from a workman's compensation settlement in the fourth quarter of fiscal year 1999 for a claim in fiscal year 1994 and reduced by $118,000 a workman's compensation reserve from a claim in fiscal year 1993.

   The category "Other, net" was $325,000 for the fifty two weeks ended October 2, 1999 and $162,000 for the fifty three weeks ended October 3, 1998. Other, net in the consolidated statements of income consists of the following for the fiscal years ended October 2, 1999 and October 3, 1998:

                                               Fiscal
                                             Years Ended
                                       ---------------------
                                           1999       1998
                                       ---------   ---------
Non-franchise related rental income     $ 36,000    $ 45,000
Loss on retirement of fixed assets       (66,000)    (37,000)
Settlement of litigation                     -       110,000
Insurance recovery & reserve reduction   275,000         -
Sale of liquor license                    30,000         -
Miscellaneous                             50,000      44,000
                                       ---------   ---------

Other Net                              $ 325,000   $ 162,000
                                       =========   =========

Trends

   During the next twelve months management expects continued increases in restaurant and package goods sales, both for Company stores and franchised stores. The Company anticipates expenses to increase slightly, therefore increasing overall profits before income taxes.

  The Company utilized the balance of its net operating loss carryforward during fiscal year 1999. The Company will be fully taxable for fiscal year 2000 which will create a material increase in its Federal and State tax expense.

  The Company intends to add additional restaurants and package stores as cash becomes available.

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

   Subsequent Events

   During the fourth quarter of fiscal year 1999, the Company entered into a contract for the purchase of a two story office building in Fort Lauderdale, Florida for a purchase price of $850,000, which will be used as the Company's corporate office. The Company also plans to renovate a portion of the ground floor of the office building for use as a package liquor store. The Company closed on the purchase of the office building during the first quarter of fiscal year 2000, paying the entire purchase price in cash.

Item 8. Financial Statements and Supplementary Data.

   Financial statements of the Company at October 2, 1999 and October 3, 1998, which include each of the two years in the period ended October 2, 1999 and the independent certified public accountants' report thereon, are incorporated by reference from the 1999 Annual Report to Shareholders, included herein.

Item 9. Change in Certifying Accountant.

   On February 26, 1999, the Audit Committee recommended and the Board of Directors adopted a resolution authorizing management (i) to dismiss Arthur Andersen, LLP ("AA"), as the Company's independent accountant, effective upon management's notification to AA of such dismissal, and (ii) concurrently with such dismissal, to engage Rachlin, Cohen & Holtz, LLP ("RCH"), as the Company's independent accountant for the fiscal year ended October 2, 1999.

   On March 4, 1999, the Company notified AA of its dismissal. Also on March 4, 1999, the Company engaged RCH as the Company's independent accountant, effective immediately. During fiscal years 1997 and 1998, and during the subsequent interim period preceding the decision to change independent accountant, neither the Company nor anyone on its behalf consulted RCH regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company by RCH with respect to any such consultation.

   AA audited the Company's annual consolidated financial statements as of and for each of the fiscal years from the date of the Company's initial offering in 1969 through the fiscal year ended October 3, 1998, ("Historical Financial Statements"). AA's auditors' reports for at least the past seven (7) years on these Historical Financial Statements did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

   By a current report on Form 8-K, dated March 5, 1999 and filed with the Securities and Exchange Commission on March 12, 1999, in connection with AA's dismissal, the Company reported that during the two (2) most recent fiscal years, and in the subsequent interim period, there had been no disagreements between the Company's management and AA on any matters of accounting principles or practices, Financial Statements, disclosure or auditing scope and procedures which, if not resolved to the satisfaction of AA, would have caused AA to make reference to the matters in an auditor's report. By letter dated March 5, 1999, and filed with the Securities and Exchange Commission, AA indictaed agreement with the statements contained within the form 8-K.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

   The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to regulation 14A under the Securities and Exchange Act of 1934, as amended (the 2000 Proxy Statement), is incorporated herein by reference. See also "Executive Officers of the Registrant" included in Part I hereof.

Item 11. Executive Compensation.

   The information set forth in the 2000 Proxy Statement under the caption "Executive Compensation" is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement is incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

   The information set forth under the caption  "Election of Directors - Certain
Relationships  and  Related   Transactions"  in  the  2000  Proxy  Statement  is
incorporated by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a) 1. Financial Statements

         All  the  financial   statements,   financial  statement  schedule  and
supplementary data listed in the accompanying Index to Exhibits are filed as part of this Annual Report.

    2. Exhibits

         The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.

(b) Reports on Form 8-K

         No reports on form 8-K were filed during the fourth quarter of fiscal year 1999 or subsequent to year end.

                                Index to Exhibits
                                Item (14) (a) (2)

                                   Description

(2) Plan of Reorganization, Amended Disclosure Statement, Amended Plan of Reorganization, Modification of Amended Plan of Reorganization, Second Modification of Amended Plan of Reorganization, Order Confirming Plan of Reorganization, (Item 7 (c) of Quarterly Report on Form 8-K filed May 5, 1987 is incorporated herein by reference).

(3) Restated Articles of Incorporation (Part IV, Item 4 (a) (2) of Annual Report on Form 10-K filed on December 29, 1982 is incorporated herein by reference).

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

(10)(d) King of Prussia (#850) Partnership Agreement (Part 7 (c) (19) of the Form 8-K dated April 10, 1985 is incorporated herein by reference).

(10)(o) Management Agreement for Atlanta, Georgia, (#600) (Item 14(a)(10)(o) of the Form 10-K dated October 3, 1992 is incorporated herein by reference).

(10)(p) Settlement Agreement with Former Vice Chairman of the Board of Directors (re #5) (Item 14 (a)(10)(p) of the Form 10-K dated October 3, 1992 is incorporated herein by reference).

(10)(q)  Hardware   Purchase   Agreement  and  Software  License  Agreement  for
restaurant point of sale system. (Item 14(a)(10)(g) of Form 10-KSB dated October 2, 1993 is incorporated herein by reference).

(10)(a)(3) Key Employee Incentive Stock Option Plan (Exhibit A of the Proxy Statement dated January 26, 1994 is incorporated herein by reference).

(10)(r) Limited Partnership Agreement of CIC Investors #13, Ltd,. between Flanigan's Enterprises, Inc., as General Partner and fifty percent owner of the limited partnership, and Hotel Properties, LTD. (Item 14 (a)(10)(r) of the Form 10-KSB dated September 30, 1995 is incorporated herein by reference).

(10)(s) Form of Franchise Agreement between Flanigan's Enterprises, Inc. and Franchisees. (Item 14 (a)(10)(s) of the Form 10-KSB dated September 30, 1995 is incorporated herein by reference).

(10)(t) Licensing Agreement between Flanigan's Enterprises, Inc. and James B. Flanigan, dated November 4, 1996, for non-exclusive use of the servicemark "Flanigan's" in the Commonwealth of Pennsylvania. (Item 14 (a)(10)(t) of the Form 10-KSB dated September 28, 1996 is incorporated herein by reference).

(10)(u) Limited Partnership Agreement of CIC Investors #15 Ltd., dated March 28, 1997, between B.D. 15 Corp. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as a limited partner owning twenty five percent of the limited partnership (Item 14 (a)(10)(u) of the Form 10-KSB dated September 27, 1997 is incorporated herein by reference).

(10)(v) Limited Partnership Agreement of CIC Investors #60 Ltd., dated July 8, 1997, between Flanigan's Enterprises, Inc., as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning forty percent of the limited partnership (Item 14 (a)(10)(v) of Form 10-KSB dated September 27, 1997 is incorporated herein by reference).

(10)(w) Stipulated Agreed Order of Dismissal upon Mediation with former franchisee (Item 14 (a)(10)(w) of Form 10-KSB dated September 27, 1997 is incorporated herein by reference).

(10)(x) Limited Partnership Agreement of CIC Investors #70, Ltd. dated February 1999 between Flanigan's Enterprises, Inc. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning forty percent of the limited partnership.

(11) Statement regarding computation of per share earnings is set forth in this Annual Report on Form 10-KSB.

(13) Registrant's Form 10-KSB constitutes the Annual Report to Shareholders for the fiscal year ended October 2, 1999.

(22)(a)  Company's  subsidiaries  are set  forth in this  Annual  Report on Form
10-KSB.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Flanigan's Enterprises, Inc.
                            Registrant

                            By: JOSEPH G. FLANIGAN               Date:    1/3/00
                                ------------------                        ------
                                Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

JOSEPH G. FLANIGAN      Chairman of the Board,      Date:    1/3/00
------------------      Chief Executor Officer,              ------
Joseph G. Flanigan      and President

EDWARD A. DOXEY         Chief Financial Officer     Date:    1/3/00
---------------         Secretary and Director               ------
Edward A. Doxey

CHARLES KUHN            Director                    Date:    1/3/00
------------                                                 ------
Charles Kuhn

GERMAINE M. BELL        Director                    Date:    1/3/00
----------------                                             ------
Germaine M. Bell

CHARLES E. MCMANUS      Director                    Date:    1/3/00
------------------                                           ------
Charles E. McManus

JEFFREY D. KASTNER      Assistant Secretary         Date:    1/3/00
-------------------     and Director                         ------
Jeffrey D. Kastner

WILLIAM PATTON          Vice President, Public      Date:    1/3/00
--------------          Relations and Director               ------
William Patton

JAMES G. FLANIGAN       Director                    Date:    1/3/00
-----------------                                            ------
James G. Flanigan

PATRICK J. FLANIGAN     Director                    Date:    1/3/00
-------------------                                          ------
Patrick J. Flanigan

                  FLANIGAN'S ENTERPRISES, INC. and SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                 PAGE
                                                                 ----

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS              F-1-F-2

CONSOLIDATED FINANCIAL STATEMENTS

 Balance Sheet                                                   F-3

 Statements of Income                                            F-4

 Statements of Stockholder's Equity                              F-5

 Statements of Cash Flows                                        F-6-F-7

 Notes to Financial Statements                                   F-8-F-24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Flanigan's Enterprises, Inc.
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Flanigan's Enterprises, Inc. and Subsidiaries as of October 2, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flanigan's Enterprises, Inc. and Subsidiaries as of October 2, 1999, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                            RACHLIN COHEN & HOLTZ LLP

Fort Lauderdale, Florida
November 24, 1999
     except for last paragraph of Note 15, as to which the date is December 14, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Flanigan's Enterprises, Inc.:

We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of Flanigan's Enterprises, Inc. (a Florida corporation) and subsidiaries for the year ended October 3, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Flanigan's
Enterprises, Inc. and subsidiaries for the year ended October 3, 1998 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
   December 10, 1998.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 OCTOBER 2, 1999

                                     ASSETS
Current Assets:
    Cash and cash equivalents                                              $  1,752,000
    Notes and mortgages receivable, current maturities, net                     212,000
    Inventories                                                               1,428,000
    Prepaid expenses                                                            402,000
    Deferred tax asset                                                          281,000
                                                                           ------------
      Total current assets                                                    4,075,000

Property and Equipment                                                        4,004,000

Leased Property Under Capital Leases, Net                                        93,000
                                                                           ------------

Other Assets:
    Liquor licenses, net                                                        303,000
    Notes and mortgages receivable, net                                         171,000
    Investments in joint ventures                                             1,471,000
    Deferred tax asset                                                          349,000
    Other                                                                       306,000
                                                                           ------------
      Total other assets                                                      2,600,000
                                                                           ------------
      Total assets                                                         $ 10,772,000
                                                                           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses                                  $  1,594,000
    Due to franchisees                                                          699,000
    Current portion of long-term debt                                            84,000
    Current obligations under capital leases                                     38,000
    Current portion of damages payable on terminated or rejected leases         278,000
                                                                           ------------
         Total current liabilities                                            2,693,000

Long-Term Debt, Net of Current Maturities                                       500,000
                                                                           ------------

Obligations Under Capital Leases, Net of Current Portion                        205,000
                                                                           ------------

Damages Payable on Terminated or Rejected Leases, Net of Current Portion        394,000
                                                                           ------------

Commitments, Contingencies, Other Matters and Subsequent Event

Stockholders' Equity:
    Common stock, $.10 par value; 5,000,000 shares authorized;
      4,197,642 shares issued                                                   420,000
    Capital in excess of par value                                            6,058,000
    Retained earnings                                                         5,416,000
    Notes receivable on sale of common stock                                   (192,000)
    Less - treasury stock, at cost, 2,247,193 shares                         (4,722,000)
                                                                           ------------
         Total stockholders' equity                                           6,980,000
                                                                           ------------
Total liabilities and stockholders' equity                                 $ 10,772,000
                                                                           ============

                 See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                       OCTOBER 2, 1999 AND OCTOBER 3, 1998

                                                                 1999            1998
                                                             ------------    ------------
Revenues:
    Restaurant food sales                                    $ 10,708,000    $ 10,628,000
    Restaurant bar sales                                        2,722,000       2,891,000
    Package goods sales                                         7,255,000       6,901,000
    Franchise-related revenues                                    894,000         761,000
    Owner's fee                                                   230,000         173,000
    Joint venture income                                          341,000         207,000
    Other operating income                                        165,000         206,000
                                                             ------------    ------------
                                                               22,315,000      21,767,000

Costs and Expenses:
    Cost of merchandise sold:
       Restaurants and lounges                                  4,871,000       5,102,000
       Package goods                                            5,323,000       5,107,000
    Payroll and related costs                                   6,135,000       5,964,000
    Occupancy costs                                             1,033,000       1,047,000
    Selling, general and administrative expenses                3,410,000       3,163,000
                                                             ------------    ------------
                                                               20,772,000      20,383,000

Income from Operations                                          1,543,000       1,384,000
                                                             ------------    ------------

Other Income (Expense):
    Interest expense on obligations under capital leases          (34,000)        (46,000)
    Interest expense on long-term debt and damages payable       (114,000)       (157,000)
    Interest income                                                52,000          72,000
    Recognition of deferred gains                                   3,000           6,000
    Other                                                         325,000         162,000
                                                             ------------    ------------
                                                                  232,000          37,000
                                                             ------------    ------------

Income Before Provision for Income Taxes                        1,775,000       1,421,000
                                                             ------------    ------------

Provision (Benefit) for Income Taxes:
    Current                                                        37,000          33,000
    Deferred                                                     (630,000)           --
                                                             ------------    ------------
                                                                 (593,000)         33,000

Net Income                                                   $  2,368,000    $  1,388,000
                                                             ============    ============

Net Income Per Common Share:
    Basic                                                    $       1.21    $       0.76
                                                             ============    ============
    Diluted                                                  $       1.15    $       0.69
                                                             ============    ============

Weighted Average Shares and Equivalent Shares Outstanding:
    Basic                                                       1,957,000       1,830,000
                                                             ============    ============
    Diluted                                                     2,062,000       2,020,000
                                                             ============    ============

                 See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       OCTOBER 2, 1999 AND OCTOBER 3, 1998

                                                                                                              Notes
                                                     Common Stock          Capital in                       Receivable
                                                 --------------------       Excess of       Retained        on Sale of
                                                 Shares        Amount       Par Value       Earnings       Common Stock
                                                 ------        ------       ---------       --------       ------------
Balance, September 27, 1997                       4,197,642     $420,000     $ 6,185,000    $ 1,846,000         $        -

Year Ended October 3, 1998:

    Net income                                           -            -               -      1,388,000                   -

    Stock options exercised                              -            -               -              -                   -
                                                 ---------     --------     -----------    -----------          ----------

Balance, October 3, 1998                         4,197,642      420,000       6,185,000      3,234,000                   -

Year Ended October 2, 1999:

    Dividends paid ($0.10 per share)                     -            -               -       (186,000)                  -

    Net income                                           -            -               -      2,368,000                   -

    Purchase of treasury stock                           -            -               -              -                   -

    Common stock issued in
      exchange for notes receivable                      -            -          61,000              -            (198,000)

    Exchange of shares - exercise
      of stock options                                   -            -        (188,000)             -                   -

    Payments received on
      notes receivable                                   -            -               -              -               6,000
                                                 ---------     --------     -----------    -----------          ----------

Balance, October 2, 1999                         4,197,642     $420,000     $ 6,058,000    $ 5,416,000          $ (192,000)
                                                 =========     ========     ===========    ===========          ==========

                                                        Treasury Stock
                                                    ---------------------
                                                    Shares         Amount          Total
                                                    ------         ------          -----
Balance, September 27, 1997                        2,383,442      $(4,812,000)   $ 3,639,000

Year Ended October 3, 1998:

    Net income                                             -                -      1,388,000

    Stock options exercised                          (44,000)         78,000         78,000
                                                   ---------       -----------   -----------

Balance, October 3, 1998                           2,339,442       (4,734,000)     5,105,000

Year Ended October 2, 1999:

    Dividends paid ($0.10 per share)                       -                -       (186,000)

    Net income                                             -                -      2,368,000

    Purchase of treasury stock                         68,700         (313,000)      (313,000)

    Common stock issued in
      exchange for notes receivable                   (68,000)         137,000              -

    Exchange of shares - exercise
      of stock options                                (92,949)         188,000              -

    Payments received on
      notes receivable                                      -                -          6,000
                                                   ---------       -----------   -----------

Balance, October 2, 1999                           2,247,193       $(4,722,000)  $ 6,980,000
                                                   =========       ===========   ===========

                 See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998

                                                                          1999           1998
                                                                       -----------    -----------
Cash Flows from Operating Activities:
    Net income                                                         $ 2,368,000    $ 1,388,000
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                     637,000        655,000
         Deferred income taxes benefit                                    (630,000)          --
         Reduction of uncollectible notes and
            mortgages receivable                                              --         (124,000)
         Recognition of deferred gains and other deferred income            (3,000)        (6,000)
         Loss on disposal of property, equipment and liquor licenses        36,000         37,000
         Joint venture income                                             (341,000)          --
    Changes in operating assets and liabilities:
       (Increase) decrease in:
         Receivables                                                       208,000       (151,000)
         Inventories                                                      (191,000)        16,000
         Prepaid expenses                                                   29,000        (98,000)
         Other assets                                                     (152,000)       (96,000)
       Increase (decrease) in:
         Accounts payable and accrued expenses                              (8,000)      (561,000)
         Due to franchisees                                                699,000           --
                                                                       -----------    -----------
                 Net cash provided by operating activities               2,652,000      1,060,000
                                                                       -----------    -----------

Cash Flows from Investing Activities:
    Collections on notes and mortgages receivable                           95,000         48,000
    Purchase of property and equipment                                    (934,000)      (808,000)
    Investment in joint venture                                           (606,000)          --
    Distributions from joint ventures                                      413,000           --
                                                                       -----------    -----------
                 Net cash used in investing activities                  (1,032,000)      (760,000)
                                                                       -----------    -----------

Cash Flows from Financing Activities:
    Borrowings of long-term debt                                              --          500,000
    Payments of long-term debt                                            (450,000)      (362,000)
    Payments of obligations under capital leases                           (76,000)       (70,000)
    Payments of damages payable on terminated or rejected leases          (281,000)      (260,000)
    Due to Pennsylvania limited partnership                                (30,000)       (52,000)
    Purchase of treasury stock                                            (313,000)          --
    Dividends paid                                                        (186,000)          --
    Proceeds from exercise of options                                         --           78,000
                                                                       -----------    -----------
                 Net cash used in financing activities                  (1,336,000)      (166,000)
                                                                       -----------    -----------

Net Increase in Cash and Cash Equivalents                                  284,000        134,000

Cash and Cash Equivalents, Beginning                                     1,468,000      1,334,000
                                                                       -----------    -----------

Cash and Cash Equivalents, Ending                                      $ 1,752,000    $ 1,468,000
                                                                       ===========    ===========

                                                                     (Continued)

                See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998
                                   (Continued)

                                                                                                                 (Continued)

                                                                                1999         1998
                                                                             -----------   ---------
Supplemental Disclosure of Cash Flow Information:
    Cash paid during the year for:
       Interest                                                              $   168,000   $ 199,000
                                                                             ===========   =========
       Income taxes                                                          $    52,000   $  33,000
                                                                             ===========   =========

    Non-Cash Financing and Investing Activities:
       Retirement of unrealizable general ledger system, at net book value   $      --     $  37,000
                                                                             ===========   =========
       Investment in joint venture                                           $      --     $ (50,000)
                                                                             ===========   =========
       Receipt of liquor license in connection with litigation settlement    $      --     $  35,000
                                                                             ===========   =========
       Common stock issued for notes receivable                              $   198,000   $    --
                                                                             ===========   =========
       Notes receivable for sales of property, equipment and
         intangible assets                                                   $   196,000   $    --
                                                                             ===========   =========





                See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 2, 1999 AND 1998


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Capitalization

             Incorporated in 1959, Flanigan's Enterprises, Inc. ("Flanigan's" or the "Company") operates in South Florida as a chain of full-service restaurants and package liquor stores. At October 2, 1999, the Company owned and/or operated five full-service restaurants, three package liquor stores and four combination full-service restaurants and package liquor stores in Florida. In addition, Flanigan's owns one club in Georgia which is operated pursuant to a management agreement with an unrelated third party. The Company holds interests in four of the eleven franchised units through joint venture investments. The Company's restaurants are operated under the "Flanigan's Seafood Bar and Grill" servicemark while the Company's package stores are operated under the "Big Daddy's Liquors" servicemark.

             The Company's Articles of Incorporation, as amended, authorize the Company to issue and have outstanding at any one time 5,000,000 shares of common stock at a par value of $.10. The Company authorized and effected a 2-for-1 stock split for stockholders of record on March 17, 1999. This stock split has been given retroactive effect in these consolidated financial statements.

             The Company operates under a 52-53 week year ending the Saturday closest to September 30.

         Principles of Consolidation

             The consolidated financial statements include the accounts of Flanigan's Enterprises, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

             The entities included in these consolidated financial statements are as follows:

               Flanigan's Enterprises, Inc.
               Flanigan's Management Services, Inc.
               Flanigan's Enterprises, Inc. of Georgia
               Flanigan's Enterprises, Inc. of Pa.
               Seventh Street Corp.
               Big Daddy's #48, Inc.

         Use of Estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Cash and Cash Equivalents

             The Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

         Inventories

             Inventories, which consist primarily of packaged liquor products, are stated at the lower of cost (first in, first out) or market.

         Liquor Licenses

             The cost of liquor licenses purchased prior to October 21, 1970 (the date Accounting Principles Board ("APB") Opinion No. 17 became effective), amounted to approximately $130,000 at October 2, 1999. These licenses are not amortized unless an impairment in value is indicated. The costs of all liquor licenses acquired subsequent to October 21, 1970 are amortized over a period of 40 years.

         Property and Equipment

             For financial reporting, the Company uses the straight-line method for providing depreciation and amortization on property and equipment. The estimated useful lives range from three to five years for vehicles, and three to seven years for furniture and equipment.

             Leasehold interests are amortized over the minimum term of the lease. Leasehold improvements are amortized over the life of the lease up to a maximum of 10 years. If the locations are sold or abandoned before the end of the amortization period, the unamortized costs are expensed.

         Investment in Joint Ventures

             The Company uses the equity method of accounting when the Company has a twenty percent to fifty percent interest in other companies, joint ventures, and partnerships, and can exercise significant influence. Under the equity method, original investments are recorded at cost and are adjusted for distributions received and the Company's share of undistributed earnings or losses. All significant intercompany profits are eliminated.

         Concentrations of Credit Risk

             Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and notes and mortgages receivable.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Concentrations of Credit Risk (Continued)

             From time to time during the year, the Company had deposits in financial institutions in excess of the federally insured limits. At October 2, 1999, the Company had deposits in excess of federally insured limits of approximately $1,639,000. The Company maintains its cash with high quality financial institutions which the Company believes limits these risks.

             Notes and mortgages receivable arise primarily from the sale of operating assets, including liquor licenses. Generally, those assets serve as collateral for the receivable. Management believes that the collateral, coupled with the quality of the purchasers, limits the risk.

         Advertising Costs

             Advertising costs are expensed as incurred. Advertising costs incurred for the years ended October 2, 1999 and October 3, 1998 were $160,000 and $226,000, respectively.

         Fair Value of Financial Instruments

             The respective carrying value and cash equivalents of certain on-balance-sheet financial instruments approximated their fair value. These instruments include cash and cash equivalents, notes and mortgages receivable, damages payable on terminated or rejected leases, debt and capital leases, and accounts payable. Fair values were assumed to approximate carrying values for those financial instruments which are short-term in nature or are receivable or payable on demand.

         Newly Issued Accounting Pronouncements

             In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both SFAS No. 130 and SFAS No. 131 are effective for periods beginning after December 15, 1997. The Company adopted these new accounting standards in fiscal year 1999.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Newly Issued Accounting Pronouncements (Continued)

             In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. On June 30, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

             Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on October 1, 2000 to affect its financial statements.

             In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. SOP 98-1 was adopted by the Company in fiscal 1999 and did not have a material effect on the Company's financial position or results of operations.

         Income Taxes

             The Company accounts for its income taxes using SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Stock-Based Compensation

             Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), encourages, but does not require companies to record stock-based compensation plans using a fair value based method. The Company has chosen to continue to account for stock-based compensation using the intrinsic value based method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

         Long-Lived Assets

             The Company continually evaluates whether events and circumstances have occurred that may warrant revision of the estimated life of its intangible and other long-lived assets or whether the remaining balance of its intangible and other long-lived assets should be evaluated for possible impairment. If and when such factors, events or circumstances indicate that intangible or other long-lived assets should be evaluated for possible impairment, the Company will make an estimate of undiscounted cash flow over the remaining lives of the respective assets in measuring their recoverability.

NOTE 2.  NOTES AND MORTGAGES RECEIVABLES

         Receivables, net of allowances for uncollectible amounts and deferred gains, consist of the following at October 2, 1999:

           Notes  and  mortgages  receivable  from  unrelated  parties,  bearing interest at rates ranging from 9% to 15% and due in varying
              installments through 2002                                              $225,000

           Notes and mortgages receivable from related parties, bearing interest at rates ranging from 10% to 14% and due in varying
              installments through 2007                                               125,000

           Various noninterest-bearing receivables currently due                      127,000
                                                                                     --------
                                                                                      477,000
           Less deferred gains                                                         94,000
                                                                                     --------
                                                                                      383,000
           Amount representing current portion                                        212,000
                                                                                     --------
                                                                                     $171,000
                                                                                     ========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 2.  NOTES AND MORTGAGES RECEIVABLES (Continued)

         The majority of the notes and mortgages receivable represent amounts owed to the Company for store operations which were sold. Unless a significant amount of cash is received on the sale, a pro rata portion of the gain is deferred and recognized only as payments on the notes and mortgages are received by the Company. Any losses on sales of stores are recognized currently. During fiscal 1999 and 1998, $3,000 and $6,000 of deferred gains were recognized on collections of such notes receivable.

         Future scheduled payments on the receivables at October 2, 1999 consist of the following:

              2000                         $212,000
              2001                           35,000
              2002                           55,000
              2003                           21,000
              2004                           18,000
              Thereafter                    136,000
                                           --------
                                           $477,000
                                           ========

NOTE 3.  PROPERTY AND EQUIPMENT

         Property and equipment at October 2, 1999 consisted of the following:

         Land and land improvements                              $   836,000
         Vehicles                                                    122,000
         Furniture and equipment                                   5,412,000
         Leasehold interests and improvements                      5,154,000
                                                                 -----------
                                                                  11,524,000
         Less accumulated depreciation and
            amortization                                           7,520,000
                                                                 -----------
                                                                 $ 4,004,000
                                                                 ===========

NOTE 4.  INVESTMENTS IN JOINT VENTURES

         Miami, Florida

             The Company operates a restaurant in Miami, Florida under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a joint venture agreement. The Company is the general partner and has a fifty percent limited partnership interest.

         Fort Lauderdale, Florida

             The Company has entered into a franchise agreement with a unit in Fort Lauderdale. The Company is a twenty-five percent limited partner in the franchise. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 4.  INVESTMENTS IN JOINT VENTURES (Continued)

         Surfside, Florida

             The Company has an investment in a limited partnership which purchased the assets of a restaurant in Surfside, Florida and renovated it for operation under the "Flanigan's Seafood Bar and Grill" servicemark.

             The Company acts as general partner of the limited partnership and is also a forty percent limited partner. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors.

         Kendall, Florida

             During 1999, the Company made an investment in a limited partnership which will construct and operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark in Kendall, Florida. Construction was begun in late 1999 and the restaurant is expected to open in early 2000. The Company acts as the general partner and has a forty percent limited partnership interest. The Company recognized a loss on the equity method relating to this partnership of $106,000 due primarily to the expensing of start-up costs as required by SOP 98-5, "Reporting on the Costs of Start-up Activities."

         The following is a summary of condensed unaudited financial information pertaining to the Company's joint venture investments:

                                                                     1999            1998
                                                                     ----            ----
           Financial Position:
             Current assets                                      $   564,000    $   205,000
             Non-current assets                                    3,038,000      2,960,000
             Current liabilities                                     437,000        324,000
             Non-current liabilities                                 548,000        589,000

           Operating Results:
             Revenues                                             $5,609,000     $6,083,000
             Gross profit                                          3,600,000      3,345,000
             Net income                                              424,000        854,000

NOTE 5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following at October 2, 1999:

           Accounts payable                                       $  902,000
           Salaries and wages                                        319,000
           Property taxes                                            115,000
           Potential uninsured claims                                101,000
           Franchisee advance funds                                   40,000
           Other                                                     117,000
                                                                  ----------
                                                                  $1,594,000
                                                                  ==========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES (Continued)

         Franchisee advance funds represent cash advances by the franchisees for inventory purchases to be made as part of the Company-sponsored cooperative buying program.

NOTE 6.  DAMAGES PAYABLE ON TERMINATED OR REJECTED LEASES

         On November 4, 1985, Flanigan's Enterprises, Inc., not including any of its subsidiaries, filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. Flanigan's was authorized to continue the management and control of its business and property as debtor-in-possession under the Bankruptcy Code. On May 5, 1987, Flanigan's Plan of Reorganization, as amended and modified, was confirmed by the Bankruptcy Court. On December 28, 1987, Flanigan's was officially discharged from bankruptcy.

         In fiscal 1986 in connection with the bankruptcy petition, Flanigan's recorded estimated damages of $4,278,000 for claims for losses as a result of rejected leases. Because the damage payments were to be made over nine years, the total amount due was discounted at a rate of 9.25%, Flanigan's then effective borrowing rate. Remaining liabilities for damage payments are included as "Damages Payable on Terminated or Rejected Leases" in the accompanying consolidated balance sheet. Based on the borrowing rate currently available to the Company for bank loans with similar terms and average maturities, the fair value of damages payable on terminated and rejected leases is approximately $672,000.

         As of October 2, 1999, damages payable on terminated or rejected leases, including imputed interest, mature as follows:

                 2000                                            $300,000
                 2001                                             300,000
                 2002                                             119,000
                                                                 --------
                    Total                                         719,000
                 Less amount representing interest                 47,000
                                                                 --------
                                                                  672,000
                 Less current maturities                          278,000
                                                                 --------
                 Long-term maturities                            $394,000
                                                                 ========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 7.  INCOME TAXES

         The components of the Company's provision (benefit) for income taxes, for the fiscal years ended 1999 and 1998 are as follows:

                                                                     1999          1998
                                                                     ----          ----
          Current:
             Federal                                             $   24,000      $29,000
             State                                                   13,000        4,000
                                                                  ---------      -------
                                                                     37,000       33,000
          Deferred:
             Federal                                               (610,000)           -
             State                                                  (20,000)           -
                                                                  ---------      -------
                                                                   (630,000)           -
                                                                  ---------      -------
                                                                  $(593,000)     $33,000
                                                                  =========      =======

         A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

                                                                    1999          1998
                                                                    ----          ----
          Tax provision at the statutory rate of 34%              $582,000     $ 483,000
          State income taxes, net of federal income tax             10,000         3,000
          Change in valuation allowance                           (983,000)     (489,000)
          Tip and alternative minimum tax credit carryforwards     250,000             -
          Other                                                     48,000        36,000
                                                                 ---------    ----------
                                                                 $(593,000)   $   33,000
                                                                 =========    ==========

         At October 2, 1999, the Company has available tax net operating loss carryforwards of approximately $100,000 which expire through 2006, tip credit carryforwards of approximately $200,000 which expire through 2015, and alternative minimum tax credit carryforwards of approximately $50,000 which do not expire.

         In addition to net operating loss and tax credit carryforwards, the Company had deferred tax assets which arise primarily due to depreciation recorded at different rates for tax and book purposes, capital leases reported as operating leases for tax purposes, and accruals for potential uninsured claims recorded for financial reporting purposes but not recognized for tax purposes.

         The components of the deferred tax assets were as follows at October 2, 1999:

           Current:

              Accruals for potential uninsured claims            $ 34,000
              Discount on damages payable                         (11,000)
              Joint venture investments                           (26,000)
              Net operating loss carryforward                      34,000
              Tip credit carryforward                             200,000
              Alternative minimum tax credit                       50,000
                                                                 --------
                                                                 $281,000
                                                                 ========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 7.  INCOME TAXES (Continued)

           Long Term:

              Book/tax differences in property and equipment     $299,000
              Leases, capitalized for books only                   50,000
                                                                 --------
                                                                 $349,000
                                                                 ========

NOTE 8.  LONG-TERM DEBT

         Long-term debt consists of the following at October 2, 1999:

         Mortgage payable, secured by land, bearing interest
         at 8%; payable in monthly installments of principal
         and interest, maturing in April 2007                           $344,000

         Notes payable to various employees, related and
         unrelated parties, secured by various company
         assets, bearing interest at 12%, payable in monthly
         installments of principal and interest, maturing in
         July 2002                                                       240,000
                                                                         584,000

         Less current portion                                             84,000
                                                                        --------
                                                                        $500,000
                                                                        ========

         Long-term debt at October 2, 1999 matures as follows:

                                                          Amount
                                                         --------
            2000                                        $  84,000
            2001                                           95,000
            2002                                           90,000
            2003                                           12,000
            2004                                           12,000
            Thereafter                                    291,000
                                                         --------
                                                         $584,000
                                                         ========

NOTE 9.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

         Leases

             The Company leases a substantial portion of the land and building used in its operations under leases with initial terms expiring between 1999 and 2049. Renewal options are available on many of the leases. In certain instances, lease rentals are subject to cost-of-living increases or fair market rental appraisals and/or sales overrides. Certain properties are subleased through various expiration dates.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 9.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

         Leases (Continued)

             Leased property under capital leases is amortized on a straight-line basis over the lease term, and interest expense (which is based on the Company's incremental borrowing rate at the inception of the lease) is accrued on the basis of the outstanding capital lease obligation. Rentals relating to operating leases are expensed currently.

             Future   minimum   lease   payments   under   capital   leases  and
             non-cancelable operating leases are as follows:

                                                            Capital        Operating
                                                             Leases          Leases
                                                             ------          ------
   2000                                                    $  77,000      $  858,000
   2001                                                       55,000         581,000
   2002                                                       32,000         403,000
   2003                                                       32,000         371,000
   2004                                                       32,000         358,000
   Thereafter                                                171,000       1,020,000
                                                           ---------      ----------
      Total                                                  399,000      $3,591,000
                                                                          ==========
Less amount representing interest                            156,000
                                                           ---------
Present value of minimum lease payments                      243,000
Less current obligations under capital leases                 38,000
                                                           ---------
                                                           $ 205,000
                                                           =========

             Total rent expense for all operating leases (including those with an initial term of less than one year and net of subleases) was $695,000 and $672,000 in 1999 and 1998, respectively, and is included in "Occupancy costs" in the accompanying consolidated statements of income.

             The Company guarantees various leases for franchisees. Remaining rental commitments required under these leases are approximately $1,712,000.

         Franchise Programs

             At October 2, 1999, the Company operated seven units under franchise agreements and three units under joint venture agreements. Additionally, the Company has one other unit under construction under a joint venture agreement (see Note 4). Under the franchise agreements, the Company agrees to provide guidance, advice and management assistance to the franchisees. The Company also agrees to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. The franchise agreements provide for fees to the Company of approximately 3% of gross sales. Of the seven franchised stores, five are owned or operated by related parties. When received, initial franchise fees are deferred and recognized ratably as payments are received on the related notes. The Company is not currently offering or accepting new franchises.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 9.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

         Employment Agreements

             Chief Executive Officer

                The Company has entered into an employment agreement with the Chief Executive Officer which is renewable annually on December
                31. The agreement provides, among other things, for a base annual salary not to exceed $150,000, a performance bonus equal to fifteen percent of pre-tax net income in excess of $650,000 and an option to purchase 4.99% of the outstanding common stock of the Company (but not less than 45,350 shares) at $2.48 per share (post-stock split). This option expires December 31, 2001. During 1999, the employee exercised options to purchase 50,000 shares of common stock.

             Store Managers

                In the ordinary course of business, the Company enters into employment agreements with store managers, which provide for, among other things, base annual salary, performance bonuses, and various employee benefits. In principle, these agreements may be terminated by the Company for cause and by the manager with notice.

NOTE 10. COMMON STOCK

         Treasury Stock

             Exchange of Common Shares

                During fiscal 1999, the Company accepted shares of Company common stock owned by certain employee/officers of the Company as full payment of financial obligations that arose as the result of exercising options. The employee/officers surrendered 46,636 shares of common stock, receiving credit for the then market value of this stock, as satisfaction in full for payments owing pursuant to exercising certain options to acquire 139,585 shares of common stock.

             Purchase of Common Shares

                During 1999, the Company purchased a total of 68,700 shares of common stock at a total cost of approximately $313,000 under a repurchase program authorized by the Board of Directors.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 10. COMMON STOCK (Continued)

             Sale of Common Shares

                The Company sold an aggregate of 68,000 Company common shares to certain employee/officers (38,000 of which were pursuant to the exercise of options) for a total of approximately $198,000. These employee/officers purchased their shares by means of notes which bear interest at 7%. The notes are non-recourse, and are secured by the shares owned by the employee/officers. The majority of the notes provide for payment of interest only until maturity, June 2004.

         Key Employee Incentive Stock Option Plan

             In December 1993, the Board of Directors approved a Key Employee Incentive Stock Option Plan, which reserved and authorized the issuance of 100,000 shares of the Company's common stock to eligible employees. At the Company's 1994 annual meeting, the stockholders approved this plan. The stock options vest over a period of one year.

             At October 2, 1999, options for all of the shares of common stock that were reserved for issuance to the Key Employee Incentive Stock Option Plan had been issued.

         Common Stock Options

             In July 1999, the Company granted options to purchase 115,900 shares of Company common stock to certain employees. The options vest one year from the grant date, have a ten-year life, and an exercise price of $4.50 per share.

             The Company applies APB No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock options plans. Had compensation for the Company's stock-based compensation plans been determined pursuant to SFAS No. 123, the Company's net income and earnings per share would have decreased accordingly.

             Had compensation cost for the options been determined based on the fair value at the grant date consistent with SFAS 123, the Company's net income would have been as follows:

                                                   1999            1998
                                                   ----            ----
           Net income:
              As Reported                       $2,368,000      $1,388,000
              Pro Forma                          2,260,000       1,388,000

           Earnings Per Share:
              Basic:
                 As Reported                         1.21             0.76
                 Pro Forma                           1.15             0.76
              Diluted:
                 As Reported                         1.15             0.69
                 Pro Forma                           1.10             0.69

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 10. COMMON STOCK (Continued)

         Common Stock Options (Continued)

             The Company used the Black-Scholes option pricing model to determine the fair value of grants made in 1999. No grants were made in 1998. The following assumptions were applied in determining the pro forma compensation cost:

           Risk Free Interest Rate                             6%
           Expected Dividend Yield                            -0-
           Expected Option Life                             5 Years
           Expected Stock Price Volatility                    75%

             Changes in outstanding incentive stock options for common stock are as follows:

                                                                1999            1998
                                                                ----            ----
           Outstanding at beginning of year                  337,980           382,780
           Options granted                                   115,900                 -
           Options exercised                                (177,585)          (45,800)
                                                             -------           -------
           Outstanding at end of year                        276,295           337,980
                                                             =======           =======
           Exercisable at end of year                        160,395           337,980
                                                             =======           =======

             Weighted average option exercise price information for fiscal years 1999 and 1998 is as follows:

                                                             1999            1998
                                                             ----            ----
           Outstanding at beginning of year                 $2.39            $2.31
           Granted during the year                           4.50               -
           Exercised during the year                         2.25             1.73
           Outstanding at end of year                        3.34             2.39
                                                            =====            =====

           Exercisable at end of year                       $2.50            $2.39
                                                            =====            =====

             Significant options groups outstanding at October 2, 1999 and related weighted average price and life information are as follows:

  Grant               Options              Options              Exercise             Remaining
  Date              Outstanding          Exercisable              Price             Life (Years)
  ----              -----------          -----------              -----             ------------

12/21/95             52,000               52,000               1.63                  1
 3/14/96             36,000               36,000               2.25                  1.5
 1/08/97             72,395               72,395               3.25                  2.5
 7/3/99             115,900                    -               4.50                  9.5


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 11. NET INCOME PER COMMON SHARE

         In 1998, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share assume exercising warrants and options granted and convertible preferred stock and debt. Earnings per share are computed by dividing income available to common stockholders by the basic and diluted weighted average number of common shares.

                                               1999                   1998
                                      ---------------------   ---------------------
                                         Basic     Diluted      Basic      Diluted
                                      ---------   ---------   ---------   ---------
Weighted average shares outstanding   1,957,000   1,957,000   1,830,000   1,830,000

Incremental shares - application
     Treasury stock method -
     Outstanding stock options             --       105,000        --       190,000
                                      ---------   ---------   ---------   ---------
Shares used in calculation of
     Net Income per Common Share      1,957,000   2,062,000   1,830,000   2,020,000
                                      =========   =========   =========   =========

NOTE 12. RELATED PARTY TRANSACTIONS

         The Company's Chairman and a relative formed a corporation to manage one of the Company's franchised stores.

         During fiscal 1999 and 1998, respectively, the Company incurred legal fees in the form of salary of approximately $129,000 and $105,000 for services provided by a member of the Board of Directors.

         Also see Notes 2, 4, 5, 8, 9, and 10 for additional related party transactions.

NOTE 13. BUSINESS SEGMENTS

         The Company operates principally in two segments - retail package stores and restaurants. The operation of package stores consists of retail liquor sales.

         Information concerning the revenues and operating income for the years ended October 2, 1999 and October 3, 1998, and identifiable assets for the two segments in which the Company operates, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash and notes and mortgages receivable. The Company does not have any operations outside of the United States and intersegment transactions are not material.

                                                            1999            1998
                                                            ----            ----
         Operating Revenues:
            Retail package stores                      $  7,255,000     $  6,901,000
            Restaurants                                  13,430,000       13,519,000
            Other revenues                                1,630,000        1,347,000
                                                        -----------      -----------
         Total operating revenues                       $22,315,000      $21,767,000
                                                        ===========      ===========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 13. BUSINESS SEGMENTS (Continued)

                                                               1999            1998
                                                           ------------    ------------

         Income From Operations Reconciled to Income
            Before Income Taxes:
               Retail package stores                       $    256,000    $    173,000
               Restaurants                                    1,607,000       1,378,000
                                                           ------------    ------------
                                                              1,863,000       1,551,000
               Corporate expenses, net of other revenues       (320,000)       (167,000)
                                                           ------------    ------------

         Operating Income                                     1,543,000       1,384,000
               Interest expense, net of interest income         (96,000)       (131,000)
               Other                                            328,000         168,000
                                                           ------------    ------------

         Income Before Income Taxes                        $  1,775,000    $  1,421,000
                                                           ============    ============
         Identifiable Assets:
            Retail package store                           $  2,108,000    $  2,006,000
            Restaurants                                       3,587,000       3,090,000
                                                           ------------    ------------
                                                              5,695,000       5,096,000
            Corporate                                         5,077,000       3,947,000
                                                           ------------    ------------

         Consolidated Totals                               $ 10,772,000    $  9,043,000
                                                           ============    ============
         Capital Expenditures:
            Retail package stores                          $     82,000    $      4,000
            Restaurants                                         794,000         672,000
                                                           ------------    ------------
                                                                876,000         676,000
            Corporate                                            58,000         132,000
                                                           ------------    ------------

         Total Capital Expenditures                        $    934,000    $    808,000
                                                           ============    ============

         Depreciation and Amortization:
            Retail package stores                          $     92,000    $     99,000
            Restaurants                                         417,000         435,000
                                                           ------------    ------------
                                                                509,000         534,000
            Corporate                                           128,000         121,000
                                                           ------------    ------------

         Total Depreciation and Amortization               $    637,000    $    655,000
                                                           ============    ============

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

NOTE 14. OTHER INCOME (EXPENSE)

         Other income (expense) in the consolidated statements of income consist of the following for the years ended October 2, 1999 and October 3, 1998, respectively.

                                                          1999           1998
                                                       ---------      ---------
Non-franchise related rental income                    $  36,000      $  45,000
Loss on retirement of property and equipment             (66,000)       (37,000)
Settlement of litigation                                    --          110,000
Insurance recoveries                                     275,000           --
Gain on sale of liquor license                            30,000           --
Miscellaneous                                             50,000         44,000
                                                       ---------      ---------
                                                       $ 325,000      $ 162,000
                                                       =========      =========

NOTE 15. SUBSEQUENT EVENT

         On September 15, 1999, the Company entered into a contract to purchase an office building for a purchase price of $850,000. The Company intends to utilize the office building to house its corporate headquarters and to operate a package liquor store. On December 14, 1999, the Company closed on the purchase and paid the full purchase price in cash.