Form 10QSB
period 2000-01-01
FLANIGANS ENTERPRISES INC
filed 2000-02-14
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the period ended        January 1, 2000
                            ---------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuers classes of Common Stock as of the latest practicable date 1,950.000

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                 January 1, 2000


PART I.  FINANCIAL INFORMATION
         ---------------------

      1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

         Consolidated Summary of Earnings -- For the Thirteen Weeks ended January 1, 2000 and January 2, 1999

         Consolidated  Balance  Sheets -- As of January  1, 2000 and  October 2,
         1999

         Consolidated Statements of Cash Flows for the Thirteen Weeks ended January 1, 2000 and January 2, 1999

         Notes to Consolidated Financial Statements


      2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION AND SIGNATURES
         --------------------------------


         6. Exhibits and Reports on Form 8-K
            (a) Exhibits
            (b) Reports on Form 8-K


                                      - 2 -

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS ENDED
                       JANUARY 1, 2000 and JANUARY 2, 1999
                      (In Thousands Except Per Share Data)

                                                       JANUARY 1       JANUARY 2
                                                         2000            1999
                                                       -------          -------
REVENUES:
     Restaurant food sales                             $ 2,674          $ 2,566
     Restaurant bar sales                                  708              668
     Package goods sales                                 2,651            1,921
     Franchise related revenues                            209              192
     Owners fee                                             37               37
     Joint venture income                                   91               94
     Other operating income                                 28               36
                                                       -------          -------
                                                         6,398            5,514
                                                       -------          -------


COSTS AND EXPENSES:
     Cost of merchandise sold
       restaurant and lounges                            1,087            1,193
     Cost of merchandise sold
       package goods                                     1,979            1,448
     Payroll and related costs                           1,585            1,437
     Occupancy costs                                       285              249
     Selling, general and
       administrative expenses                             893              848
                                                       -------          -------
                                                         5,829            5,175
                                                       -------          -------
     Income from Operations                                569              339
                                                       -------          -------

OTHER INCOME (EXPENSE):
     Interest expense on obligations
       under capital leases                                (10)             (11)
     Interest expense on long term
       debt and damages payable                            (20)             (36)
     Interest income                                        16               13
     Recovery on judgment                                 --                 50
     Recognition of deferred gains                           1                1
     Other, net                                              7               (2)
                                                       -------          -------
                                                            (6)              15
                                                       -------          -------
     Income before income taxes                            563              354


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THIRTEEN WEEKS ENDED
                       JANUARY 1, 2000 and JANUARY 2, 1999

                                   (continued)


                                                        JANUARY 1        JANUARY 2
                                                          2000              1999
                                                          ------            ----
PROVISION FOR INCOME TAXES                                 $186             $  8
                                                           ----             ----

     Net Income                                             377             $346
                                                           ====             ====


     The Company follows the Financial Standards Accounting Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" which establishes standards for computing and presenting basic and diluted earnings per share ("EPS").

     The following data show the amounts used in computing earnings per share and the effects on income and the weighted-average number of shares of potential dilutive common stock.

     The following has been adjusted to reflect the 2 for 1 stock split effective April 1, 1999 to shareholders of record on March 17, 1999.

                          First Quarter Ended             First Quarter Ended
                            January 1, 2000                 January 2, 1999
                    Income       Shares                Income     Shares
                  Numerator      Denom.      EPS      Numerator   Denom.    EPS
                  ---------      ------      ---      ---------   ------    ---
Basic EPS          377,000     1,940,000    .19       346,000   1,860,000   .19
                                            ---                             ---

Effect dilutive
stock options            -       160,000                    -     164,000
                   -------     ---------              -------   ---------

Diluted EPS        377,000     2,100,000    .18       346,000   2,024,000   .17
                   -------     ---------    ---       -------   ---------   ---

                 See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                       JANUARY 1, 2000 AND OCTOBER 2, 1999

                                     ASSETS


                                                     JANUARY 1         OCTOBER 2
                                                       2000              1999
                                                   -----------       -----------
Current Assets:
  Cash and cash equivalents                        $ 1,040,000       $ 1,752,000
  Notes and mortgages receivable,
   current maturities, net                             214,000           212,000
  Inventories                                        1,559,000         1,428,000
  Prepaid expenses                                     449,000           402,000
  Deferred tax asset                                   249,000           281,000
                                                   -----------       -----------
            Total Current Assets                     3,511,000         4,075,000


Property and Equipment                               5,037,000         4,004,000
                                                   -----------       -----------
Leased Property Under Capital
   Leases, net                                          84,000            93,000
                                                   -----------       -----------


Other Assets:
  Liquor licenses, net                                 301,000           303,000
  Notes and mortgages receivable, net                  136,000           171,000
  Investments in joint ventures                      1,507,000         1,471,000
  Deferred tax asset                                   349,000           349,000
  Other                                                304,000           306,000
                                                   -----------       -----------
            Total Other Assets                       2,597,000         2,600,000
                                                   -----------       -----------
          Total Assets                             $11,229,000       $10,772,000
                                                   ===========       ===========


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                       JANUARY 1, 2000 and OCTOBER 2, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     JANUARY 1       OCTOBER 2
                                                       2000              1999
                                                 ------------      ------------
Current Liabilities:
  Accounts payable and accrued
   expenses                                      $  1,770,000      $  1,594,000
  Due franchisees                                     786,000           699,000
  Current portion of long term debt                    87,000            84,000
  Current obligations under capital leases             39,000            38,000
  Current portion of damages payable
    on terminated or rejected leases                  280,000           278,000
                                                 ------------      ------------
          Total Current Liabilities                 2,962,000         2,693,000

  Long-Term Debt, Net of Current
   Maturities                                         476,000           500,000
                                                 ------------      ------------
  Obligations Under Capital Leases,
   Net of Current Portion                             187,000           205,000
                                                 ------------      ------------
  Damages Payable on Terminated or
   Rejected Leases, Net of Current
   Portion                                            323,000           394,000
                                                 ------------      ------------
Stockholders' Equity:
  Common stock, $.10 par value,
   5,000,000 shares authorized;
   4,197,642 shares issued                            420,000           420,000
  Capital in excess of par value                    6,058,000         6,058,000
  Retained earnings                                 5,793,000         5,416,000
  Notes receivable on sale
   of common stock                                   (185,000)         (192,000)
  Less - treasury stock, at cost,
   2,267,193 shares                                (4,805,000)       (4,722,000)
                                                 ------------      ------------
         Total stockholders' equity                 7,281,000         6,980,000
                                                 ------------      ------------
         Total liabilities and
          stockholder's equity                   $ 11,229,000      $ 10,772,000
                                                 ============      ============

                 See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. and SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          FOR THE THIRTEEN WEEKS ENDED

                       JANUARY 1, 2000 and JANUARY 2, 1999
                                 (In Thousands)


                                                        JANUARY 1      JANUARY 2
                                                           2000           1999
                                                         -------        -------

Cash Flows from Operating Activities:
  Net Income                                             $   377        $   346
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                            163            153
    Amortization of liquor licenses                            2              2
    Recognition of deferred gains and
     other deferred income                                    (1)            (1)
    Recognition of recovery of judgment                     --              (50)
    Joint venture income                                     (91)
Changes in operating assets and liabilities:
  (Increase) decrease in:
    Receivables                                               (2)           (29)
    Inventories                                             (131)          (180)
    Prepaid expenses                                         (47)           (45)
    Deferred tax asset                                        32
  Increase (decrease) in:
    Accounts payable and accrued expenses                    176             18
    Due franchisees                                           87           --
                                                         -------        -------
      Net cash provided by
      operating activities                                   565            214
                                                         -------        -------

Cash Flows from Investing Activities:
  Collections on notes and
   mortgages receivable                                       35             11
  Additional investments in
   joint ventures                                           --              (48)
  Distributions from joint ventures                           55
  Additions to property and
   equipment                                              (1,184)          (278)
  Purchase of treasury stock                                 (83)
                                                         -------        -------
       Net cash used in
       investing activities                               (1,177)          (315)
                                                         -------        -------

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          FOR THE THIRTEEN WEEKS ENDED

                       JANUARY 1, 2000 and JANUARY 2, 1999


                                                        JANUARY 1       JANUARY 2
                                                          2000            1999
                                                        -------         -------
Cash Flows from Financing Activities:
  Payments of long term debt                            $   (21)        $   (12)
  Payments of obligations under
   capital leases                                           (17)            (19)
  Payments on damages payable on
   terminated or rejected leases                            (69)           --
  Due Pennsylvania limited partnership                      (23)
  Payment of notes receivable on
   sale of common stock                                       7
                                                        -------         -------
       Net cash used in
       financing activities                                (100)            (54)
                                                        -------         -------

Net Decrease in Cash and
Cash Equivalents                                           (712)           (155)

Cash and Cash Equivalents, Beginning                      1,752           1,468
                                                        -------         -------
Cash and Cash Equivalents, Ending                       $ 1,040         $ 1,313
                                                        =======         =======

                 See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 JANUARY 1, 2000

(1)  PETITION IN BANKRUPTCY:
     -----------------------

     On November 5, 1985, Flanigan's Enterprises, Inc. (Flanigan's), not including any of its subsidiaries, filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. In fiscal 1986, Flanigan's recorded damages of $4,278,000 for claims for losses as a result of rejected leases. Because the damage payments were to be made over nine years, the total amount due was discounted at a rate of 9.25%, Flanigan's then effective borrowing rate. During fiscal years 1991 and 1992, Flanigan's renegotiated the payment of this obligation to extend through fiscal 2002 which effectively reduced the discount rate to 3.71%. Certain other bankrupt related liabilities including excise and property taxes, settlements and past rents, were fixed as to amount and repayment terms in Flanigan's Plan of
Reorganization, as amended and modified (Plan). On May 5, 1987 the plan was confirmed by the Bankruptcy Court and on December 28, 1987, Flanigan's was officially discharged from bankruptcy. All liabilities under the Plan have been properly accrued and classified in the accompanying financial statements.


(2)  ADJUSTMENTS:
     ------------

     The financial information presented as of any date other than October 2, 1999 has been prepared from the books and records without audit. Financial information as of October 2, 1999 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended October 2, 1999.


(3)  RECLASSIFICATION:
     ----------------

     Certain  amounts  in  the  fiscal  1999  financial   statements  have  been
reclassified to conform to the fiscal 2000 presentation.

(4) FRANCHISE PROGRAM:
    ------------------

    During fiscal year 1995, the Company completed its new franchise agreement for a franchisee to operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a license from the Company. The new franchise agreement was drafted jointly with existing franchisees with all modifications requested by the franchisees incorporated therein. The new franchise agreement provides the Company with the ability to maintain a high level of food quality and service at its franchised restaurants, which are essential to a successful franchise operation. A franchise is required to execute a new franchise agreement for the balance of the term of its lease for the business premises, extended by the franchisee's continued occupancy of the business premises thereafter, whether by lease or ownership. The new franchise agreement provides for a royalty to the Company in an amount of approximately 3% of gross sales, plus a contribution to advertising in an amount of between 1-1/2% to 3% of gross sales. In most cases the Company does not sublease the business premises to the franchisee and in those cases where it does, the Company no longer receives rent in excess of the amount paid by the Company.

     All existing franchisees who operate restaurants under the "Flanigan's Seafood Bar and Grill" or other authorized service marks had executed new franchise agreements.

(5) INVESTMENT IN JOINT VENTURES:
    -----------------------------

    Miami, Florida

    The Company operates a restaurant in Miami, Florida under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a joint venture agreement. The Company is the general partner and has a fifty percent limited partnership interest.

    Fort Lauderdale, Florida

    The Company has entered into a franchise agreement with a limited partnership which operates a restaurant in Fort Lauderdale, Florida. The Company is a twenty five percent limited partner in the franchise. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors.

    Surfside, Florida

    The Company has an investment in a limited partnership which purchased the assets in a restaurant in Surfside, Florida and renovated it for operation under the "Flanigan's Seafood Bar and Grill" servicemark.

    The Company acts as general partner of the limited partnership and is also a forty two percent limited partner. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors.

    Kendall, Florida

    During fiscal year 1999, the Company formed and invested in a limited partnership which will construct and operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark in Kendall, Florida. Construction was begun in late 1999 and the restaurant is expected to open in March 2000. The Company acts as the general partner and has a forty percent limited partnership interest. Other related parties, including, but not limited to officers and directors of the Company, and their families are also investors. The Company recognized a loss on the equity method relating to this partnership of $106,000 in fiscal year 1999 and $12,000 during the first quarter of fiscal 2000, due primarily to the expensing of start-up costs as required by SOP 98-5, "Reporting on the Costs of Start-up Activities".

(6) INCOME TAXES:
    -------------

    Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards and tax credits to the extent that realization of said tax benefits is more likely than not. The deferred tax asset was $598,000 as of January 1, 2000 and $630,000 as of October 2, 1999.

(7) COMMITMENTS AND CONTINGENCIES:
    ------------------------------

    Guarantees
    ----------

    The Company guarantees various leases for franchisees and locations sold in prior years. Remaining rental commitments required under these leases are approximately $1,550,000. In the event of a default under any of these agreements, the Company will have the right to repossess the premises.

    Employment Agreement
    --------------------

    On June 3, 1987, the Company entered into an employment agreement (the "Employment Agreement") with the Chairman of the Board, which was ratified by the stockholders at the Company's 1988 Annual Meeting. The Employment Agreement provides, among other things, for annual compensation of $150,000 as well as a bonus based upon the Company's cash flow, as defined.

The Employment Agreement is renewable annually and was renewed through December 31, 2000.

    The Employment Agreement was amended in January 1997 to redefine a bonus equal to 15% of the Company's annual pre-tax income in excess of $650,000 and to grant stock options, which was ratified by the stockholders at the Company's 1997 Annual Meeting. For fiscal year 1998, a bonus of $116,000 was earned under the amended Employment Agreement. The Chairman refused $30,000 of his bonus earned under the amended Employee Agreement to offset salaries paid to other executives of the Company. For fiscal year 1999, a bonus of $165,000 was earned under the amended Employment Agreement. The Employment Agreement further provides that in the event of termination, the Chairman of the Board would be entitled to a maximum payment of $450,000.

    The Company presently provides no post retirement benefits to any of its employees.

    Key Employee Incentive Stock Option Plan
    ----------------------------------------

    In December 1993, the Board of Directors approved a Key Employee Incentive Stock Option Plan, which reserved and authorized the issuance of 200,000 shares of the Company's common stock to eligible employees. At the Company's 1994 Annual Meeting, the stockholders approved this plan.

    During fiscal year 1994, 104,000 stock options were granted at an option price of $1.75 per share, all of which were exercised prior to their expiration on April 19, 1999. During fiscal year 1996, an additional 60,000 stock options were granted at an option price of $1.625 which will expire on December 21, 2000 and an additional 36,000 stock options were granted at a price of $2.19 per share which expire March 21, 2001. Option prices on the date of the grant equaled or exceeded the fair market value of the Company's common stock; therefore, no related compensation expense was recorded. 45,800 options were exercised during fiscal year 1998. 24,200 options were exercised during the second quarter of fiscal year 1999 and 38,000 options were exercised during the third quarter of fiscal year 1999. All stock options and option prices stated reflect the 2 for 1 stock split which was paid April 1, 1999.

    Key Employee Incentive Stock Option Plan for Store Level Management
    -------------------------------------------------------------------

    On December 10, 1998, the Board of Directors approved a Key Employee Incentive Stock Option Plan for Store Level Management, which reserved and authorized the issuance of 200,000 shares of the Company's common stock to eligible employees.

    For purposes of this plan, eligible employees include store managers and assistant managers (both restaurants and package liquor stores) and kitchen managers (restaurants). The stockholders voted to approve and ratify this plan at the Company's 1999 Annual Meeting. Approximately 115,900 options were granted as of the first day of the fourth quarter of 1999. All stock options reflect the 2 for 1 stock split which was paid April 1, 1999.

    Litigation
    ----------

    The Company is a party to various litigation matters incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company.

    Certain states have "liquor liability" laws which allow a person injured by an "intoxicated person" to bring a civil suit against the business (or social host) who served intoxicating liquors to an already "obviously intoxicated person", known as "dram shop" claims. Florida has restricted its dram shop claims by statute, permitting persons injured by an "obviously intoxicated person" to bring a court action only against the business which had served alcoholic beverages to a minor or to an individual known to be habitually addicted to alcohol. The Company is generally self-insured for liability claims, with major losses partially covered by third-party insurance carriers. The extent of this coverage varies by year. The Company currently has no dram shop cases pending. For further discussion see the section headed Legal Proceedings on page 14 of the Company's Annual Report on Form 10-KSB for the fiscal year ended October 2, 1999.

    The Company accrues for potential uninsured losses based upon estimates received from legal counsel and its historical experience, when uninsured claims are pending. Such accrual is included in the "Accrued expenses". See Note 5 in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 2, 1999.

(8) MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    --------------------------------------------------------------
    RESULTS OF OPERATIONS:
    ----------------------

    The Company owns and/or operates full service restaurants, package liquor stores and an entertainment oriented club (collectively the "units"). As of January 1, 2000, the Company was operating 14 units. The Company had interests in seven additional units which have been franchised by the Company. The table below sets out the changes, if any, in the type and number of units being operated.

                                  Jan. 1   Oct. 2  Jan. 2  Note
                                   2000     1999    1999   Numbers
                                  ------   ------  ------  -------
Combination package
 and restaurant                     4        4       4
Restaurant only                     5        5       6     (1)(2)(3)(4)
Package store only                  4        4       3     (5)(6)
Clubs                               1        1       1
                                  ------   ------  ---

Total Company operated units       14       14      14

Franchised units                    7        7       7     (4)

Notes:
------

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

(3) During the third quarter of fiscal year 1998 the Company formed a limited partnership and raised funds through a private offering to purchase a restaurant in Kendall, Florida and renovate the same for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company acts as general partner and forty percent owner of the partnership. Due to delays beyond control of the Company, the restaurant is currently being renovated and is expected to be open for business during the second quarter of fiscal year 2000.

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

(5) During the third quarter of fiscal year 1999, the Company opened a package liquor store in Fort Lauderdale, Florida.

(6) During fiscal year 1996, one franchisee exercised the thirty day cancellation clause under the franchise agreement and related documents and returned its franchised unit to the Company. The franchisee had operated a package liquor store and "lounge" under the "Big Daddy's" servicemark. The Company profitably operated the package liquor store of the franchised unit but did not reopen the lounge. The lease agreement for the business premises expired on December 31, 1995 and the Company occupied the same on an oral month to month lease agreement, paying its prorata share of the real property taxes monthly and insuring the property until April 1998 when the oral month to month lease agreement was terminated and the package liquor store was closed.

Liquidity and Capital Resources
-------------------------------

    Cash Flows
    ----------

    The following table is a summary of the Company's cash flows for the first quarter of fiscal years 2000 and 1999.

                                                          Three Months Ended
                                                        Jan. 1,         Jan. 2,
                                                         2000            1999
                                                       -------          -------
                                                               (In Thousands)
Net cash provided by operating
 activities                                            $   565          $   214
Net cash used in investing
 activities                                             (1,177)            (315)
Net cash used in financing
 activities                                               (100)             (54)
                                                       -------          -------

Net Decrease in Cash and
Cash Equivalents                                          (712)            (155)

Cash and Cash Equivalents, Beginning                     1,752            1,468
                                                       -------          -------

Cash and Cash Equivalents, Ending                      $ 1,040          $ 1,313
                                                       =======          =======

    Capital Expenditures
    --------------------

    The Company had additions to fixed assets of $1,184,000 during the fiscal quarter ended January 1, 2000 as compared to $278,000 for the fiscal quarter ended January 2, 1999 and $934,000 for the fiscal year ended October 2, 1999. The additions for the first quarter of fiscal year 2000 quarter include the acquisition of a two story office building in Fort Lauderdale, Florida for $850,000 paid in cash. The Company intends to re-locate its corporate headquarters to this building as well as building a package liquor store on the ground floor. The balance of $334,000 for the quarter represented expenditures for upgrading existing units serving food and improvements to the package liquor stores.

    All of the Company's units require periodic refurbishing in order to remain competitive. During fiscal year 1992, as cash flow improved, the Company embarked on a refurbishing program which continues through the fiscal year 2000. The budget for fiscal year 2000 includes $532,000 for this program. The Company believes that improved operations will provide the cash to continue the refurbishing program.

    Working Capital
    ---------------

    The table below summarizes the current assets, current liabilities, and working capital for the fiscal quarters ended January 1, 2000, January 2, 1999 and the fiscal year ended October 2, 1999.

                                    Jan. 1,   Jan. 2,    Oct. 2,
    Item                             2000      1999       1999
    ----                            -------   -------    -----
                                          (In Thousands)

    Current Assets                 $ 3,511   $ 3,789    $ 4,075
    Current Liabilities              2,962     2,246      2,693
    Working Capital                    549     1,543      1,382

    The lower working capital as of the end of the first quarter of fiscal year 2000, (January 1, 2000), reflects the expenditure of $850,000, in cash to close on the purchase of the two story office building in Fort Lauderdale, Florida, as discussed in the above section entitled "Capital Expenditures".

    Subsequent to the end of the first quarter of fiscal year 2000, the Company borrowed the sum of $1,000,000 from Bank of America, d/b/a Nations Bank. For further discussion, see the section entitled "Subsequent Events" on page 20 of this report.

As noted in Note 1 of the unaudited consolidated financial statements, on November 4, 1985, Flanigan's Enterprises, Inc., not including any of its subsidiaries, filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. The primary purposes of the petition were to reject leases which were significantly above market rates and to reject leases on closed units which had been repossessed by or returned to the Company. During the bankruptcy proceedings, the Company terminated or rejected 34 leases and renegotiated many of the remaining leases. As a result of the rejection of leases, the Company agreed to bankruptcy damages of $4,278,000 to the landlords of such rejected leases, payable pursuant to the Company's Plan. The plan was approved by the Bankruptcy Court on May 5, 1987 and the Company was officially discharged from bankruptcy on December 28, 1987. See Item 1 and Item 7 of Part I of the Company's Annual Report on Form 10-KSB for the year ended October 2, 1999 for further discussion of the Company's bankruptcy proceedings. See Note 6 to the Consolidated Financial Statements of the Annual Report on Form 10-KSB for the year ended October 2, 1999 for the current payment schedule of bankruptcy charges.

    Other Legal Matters
    -------------------

    During fiscal year 1996, the Company was forced to continue its lawsuit against the assignee of a store sold in 1990 when the assignee failed to amicably return the package liquor store in order to regain possession of the business premises, including furniture, fixtures, equipment and liquor license and for damages for unpaid real estate taxes, rent and damages to the business premises. During the first quarter of fiscal year 1997, the parties entered into a Stipulation whereby the Court entered an Agreed Summary Final Judgment for Eviction, Damages, and Foreclosure of Security Agreement, ("Summary Final Judgment") through which the furniture, fixtures, equipment and liquor license at this location were sold at foreclosure sale to the Company and through which the Company also received an award of damages. During the first quarter of fiscal year 1999, the Company settled the damages awarded in its favor in the Summary Final Judgment upon its receipt of a cash payment of $15,000 and the assignment of a liquor license with a fair market value of $35,000.

    In addition  to the above,  see  "Litigation"  on page 13 of this report and
Item 3 and Item 7 to Part 1 of the Annual Report on Form 10-KSB for the fiscal year ended October 2, 1999 for a discussion of other legal proceedings resolved in prior years.

    Results of Operation
    --------------------

                                 January 1,          January 2
                                    2000               1999
                               Amount  Percent     Amount  Percent
                               ---------------     ---------------
                                         (In Thousands)

Restaurant food sales         $ 2,674   44.3       $ 2,566   49.8
Restaurant bar sales              708   11.7           668   13.0
Package goods sales             2,651   44.0         1,921   37.2
                                ------------         ------------

Total sales                     6,033  100.0         5,155  100.0

Franchise related revenues        209                  202
Owners fee                         37                   37
Joint venture income               91                   94
Other operating income             28                   26
                                -----                -----

Total Revenue                 $ 6,398              $ 5,514
                              =======              =======


    Restaurant food sales represented 44.3% of total sales in the first quarter of fiscal year 2000 as compared with 49.8% in the first quarter of fiscal year 1999. This decrease reflects the operation of one additional package liquor store during the fiscal quarter ended January 1, 2000 which was not operating during the fiscal quarter ended January 2, 1999. The weekly average of same store restaurant sales were $192,647 for the first quarter of fiscal 2000 as compared with $172,355 for the first quarter of fiscal year 1999, an increase of 11.8%.

    Restaurant bar sales represented 11.7% of total sales in the first quarter of fiscal year 2000 as compared with 13.0% in the first quarter of fiscal year 1999. This decrease reflects the operation of one additional package liquor during the fiscal quarter ended January 1, 2000 which was not operating during the fiscal quarter ended January 2, 1999. The weekly average of same store bar sales were $54,424 for the first quarter of fiscal year 2000 as compared with $47,792 for the first quarter of fiscal year 1999, an increase of 13.9%.

    Package goods sales represented 44.0% of total sales in the first quarter of fiscal year 2000 as compared with 39.0% in the first quarter of fiscal year 1999. This increase of 6.8% is attributed both to the operation of one additional package liquor store during the fiscal quarter ended January 1, 2000 which was not operating during the fiscal quarter ended January 2, 1999, and the increase in same store sales. The weekly average of same store package goods sales were $176,806 for the first quarter of fiscal year 2000 as compared with $147,742 for the first quarter of fiscal year 1999, an increase of 19.7%.

    The gross profit margin for restaurant sales was 67.9% for the first quarter ended January 1, 2000 as compared with 63.1% for the quarter ended January 2, 1999. The increase is due to the lower price of ribs, a change of menu mix, promoting lower cost menu items, as well as a slightly higher percentage of bar sales as compared to overall restaurant sales.

   The gross profit for the package goods sales for the first quarter of fiscal year 2000 was 25.3% as compared with 25.2% for the first quarter of fiscal year 1999.

    Overall gross profits were 49.2% for the first quarter of fiscal year 2000 as compared with 48.8% for the first quarter of fiscal year 1999.

    Operating Costs and Expenses
    ----------------------------

    Operating costs and expenses for the first quarter of fiscal year 2000 increased to $5,829,000 as compared with $5,175,000 for the first quarter of fiscal year 1999, an increase of 12.6%. Operating costs and expenses are comprised of the cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses.

    Payroll and related costs, which include workers compensation insurance premiums and health insurance premiums were $1,585,000 for the first quarter of fiscal year 2000 as compared with $1,437,000 for the first quarter of fiscal year 1999, an increase of 10.3%. The increase is the result of selective salary increases to restaurant managers and cooks which the Company felt was necessary to remain competitive in the present "tight" labor market. In addition, effective September 1, 1999, the Company established a health insurance plan for its employees whereby the Company pays a portion of the premiums on behalf of the employees.

    Occupancy costs, which include rent, common area maintenance, repairs and taxes were $285,000 for the quarter ended January 1, 2000 as compared with $249,000 for the quarter ended January 2, 1999, an increase of 14.5%. The increase is primarily due to an increase in the property maintenance and the real property taxes.

   Selling, general and administrative expenses were $893,000 for the fiscal quarter ended January 1, 2000 as compared with $848,000 for the fiscal quarter ended January 2, 1999, an increase of 5.3%. Management, which has focused on controlling expenses, believes the increase is due to the general rising cost of doing business.

    Cost of merchandise sold were $3,066,000 for the fiscal quarter ended January 1, 2000 as compared with $2,641,000 for the fiscal quarter ended January 2, 1999, an increase of 16.1%. The increase is attributed to the operation of one additional package liquor store in the fiscal quarter ended January 1, 2000 as compared with the fiscal quarter ended January 2, 1999, and the increase in same store sales.

    Other Income and Expenses
    -------------------------

    During the first quarter of fiscal year 1999, the Company received $50,000, in cash and its equivalent, from the settlement of a judgment. This transaction is discussed further in "Other Legal Matters" on Page 17 of this report.

    Interest expense on long term debt and Chapter 11 damages payable decreased to $20,000 in the first quarter of fiscal year 2000 from $36,000 in the first quarter of fiscal year 1999. This is due to the reduction of long term debt.

    Interest income increased to $16,000 in the fiscal quarter ended January 1, 2000 from $13,000 in the fiscal quarter ended January 2, 1999 due to the sale of a store in the third quarter of fiscal year 1999 on which the Company took back a mortgage on the sale of the liquor license and equipment.

    Other net was $7,000 for the fiscal quarter ended January 1, 2000 as compared to $(2,000) for the fiscal quarter ended January 2, 1999.

    The Company exhausted its net operating loss carryforward during the first quarter of fiscal year 2000. Provision for income taxes for the fiscal quarter ended January 1, 2000 were $186,000 as compared of $8,000 for the first quarter of fiscal year 1999, the latter representing the provision for the Federal Alternative Minimum Tax.

    Trends
    ------

    During the next twelve months management expects continued increases in restaurant and package goods sales as well as income from investments in joint ventures and anticipates that expenses will remain constant.

    Subsequent Events
    -----------------

    Subsequent to the end of the first quarter of fiscal year 2000, the Company borrowed the sum of $1,000,000 from Bank of America (f/k/a Nations Bank). The promissory note earns interest at prime rate, payable monthly on the outstanding principal balance, with quarterly payments of principal commencing July 1, 2000 at the rate of $50,000 per quarter for 8 quarters, and then at the rate of $75,000 per quarter for 8 quarters, at which time any outstanding principal balance and all accrued interest shall be due in full. The promissory note is secured by a security interest in all assets of the Company, including the office building purchased by the Company. The promissory note may be prepaid at any time, in whole or in part, with any prepayments applying against the quarterly payment or payments of principal next due.

PART II  OTHER INFORMATION
-------  -----------------

    Item 6.  Exhibits and Reports on Form 8-K

    a. Exhibits - None

    b. Reports on Form 8-K - None




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized. The information furnished reflects all adjustments to the statement of the results for the interim period.

                        FLANIGAN'S ENTERPRISES, INC.


                                                           /s/Joseph G. Flanigan
                                                           ---------------------
                                                             JOSEPH G. FLANIGAN,
                                                         Chief Executive Officer

Date   2/14/2000
       ---------

                                                              /s/Edward A. Doxey
                                                              ------------------
                                                                EDWARD A. DOXEY,
                                                         Chief Financial Officer

Date   2/14/2000
       ---------