Form 10QSB
period 2000-04-01
FLANIGANS ENTERPRISES INC
filed 2000-05-16
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

     For the period ended      April 1, 2000
                           ---------------------

                               OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE OF 1934


For the transition period from              to
                               -------------   ----------------

Commission File Number           -6836
                      ---------------------------

                          Flanigan's Enterprises, Inc.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Florida                                      59-0877638
----------------------------------                  -----------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

2841 Cypress Creek Road, Fort Lauderdale, Florida               33309
---------------------------------------------------          -----------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code, (954) 974-9003
                                                   ---------------

                             N/A
------------------------------------------------------------------
(Former name, address and fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been the subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuers classes of Common Stock as of the latest practicable date 1,929.000

                                    Page -1-

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                              INDEX TO FORM 10-QSB

                                  April 1, 2000

PART I.  FINANCIAL INFORMATION
         ---------------------

      1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

         Consolidated Summary of Earnings -- For the Thirteen Weeks ended April 1, 2000 and April 3, 1999

         Consolidated Balance Sheets -- As of April 1, 2000 and
         October 2, 1999

         Consolidated Statements of Cash Flows for the Thirteen Weeks ended April 1, 2000 and April 3, 1999

         Notes to Consolidated Financial Statements

      2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION AND SIGNATURES
         --------------------------------


         6. Exhibits and Reports on Form 8-K
            (a) Exhibits
            (b) Reports on Form 8-K

                                   FLANIGAN'S ENTERPRISES, INC.
                                   ----------------------------
                            UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                            ------------------------------------------
                              (In Thousands Except Per Share Amounts)



                              Thirteen Weeks       Twenty Six Weeks
                                  Ended                 Ended
                              Apr. 1   Apr. 3      Apr. 1   Apr. 3
                               2000     1999        2000     1999
                              ------   ------      ------   -----
REVENUES:
 Restaurant food sales       $ 3,040  $ 2,917     $ 5,714  $ 5,483
 Restaurant bar sales            754      717       1,462    1,385
 Package good sales            2,273    1,812       4,924    3,733
 Franchise related revenues      223      215         432      417
 Owners fee                       68       38         105       75
 Joint venture income            200       82         291      176
 Other operating income           25       27          53       53
                               -----    -----       -----    -----
                               6,583    5,808      12,981   11,322
                               -----    -----       -----    -----

COSTS AND EXPENSES:
 Cost of merchandise sold
  restaurant and bar           1,363    1,293       2,520    2,486
 Cost of merchandise sold
  package goods                1,677    1,279       3,656    2,727
 Payroll and related costs     1,827    1,500       3,342    2,937
 Occupancy costs                 241      272         526      521
 Selling, general and
  administrative expenses        805      696       1,698    1,544
                               -----    -----       -----    -----
                               5,913    5,040      11,742   10,215
                               -----    -----       -----    -----
   Income from operations        670      768       1,239    1,107
                               -----    -----       -----    -----

OTHER INCOME (EXPENSE):
 Interest expense on obligations
  under capital leases           (13)     (12)        (23)     (23)
 Interest expense on long term
  debt and damages payable       (31)     (30)        (51)     (66)
 Abandoned fixed assets           --      (39)         --      (39)
 Interest income                  14        8          30       21
 Recovery on judgement            --       --          --       50
 Recognition of deferred gains     1        1           2        2
 Other, net                       23       25          30       23
                               -----    -----       -----    -----
                                  (6)     (47)        (12)     (32)
                               -----    -----       -----    -----
   Income before taxes           664      721       1,227    1,075


              FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
              ---------------------------------------------
               UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
               ------------------------------------------
                 (In Thousands Except Per Share Amounts)

                                                    (Continued)

                              Thirteen Weeks       Twenty Six Weeks
                                  Ended                 Ended
                              Apr. 1   Apr. 3     Apr. 1     Apr.3
                               2000     1999       2000       1999
                              ------   ------     ------     -----

PROVISION FOR INCOME TAXES   $   91  $   --      $  277     $    8
                              -----    -----      -----      -----

   Net Income                $  573  $   721    $   950    $ 1,067
                              =====    =====      =====      =====

     In March 1997, the Financial Standards Accounting Board issued Statement of Financial Accounting Standards ("SFAS") No., 128, Earnings per share which establishes standards for computing and presenting earnings per share ("EPS"). This statement replaces primary and fully diluted EPS with basic and diluted EPS.

     The following data show the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potential dilutive common stock. All computations reflect the 2 for 1 stock split paid April 1, 1999 to shareholders of record on March 17, 1999.

                            For The Thirteen Weeks Ended
                      April 1, 2000            April 3, 1999
              Numerator Denominator  EPS  Numerator Denominator EPS

Basic EPS      573,000 1,928,949  $ .30  721,000  1,868,440  $ .39

Effective/dilutive

Stock Options            117,031                   162,350
              --------------------------------------------
Diluted EPS   573,000  2,045,980  $ .28  721,000  2,030,790  $ .36
------------------------------------------------------------------

                            For The Twenty Six Weeks Ended
                      April 1, 2000            April 3, 1999
              Numerator Denominator  EPS  Numerator Denominator EPS
              -----------------------------------------------------
Basic EPS      950,000 1,928,949  $ .49   1,067,400 1,864,220 $.57

Effective/dilutive

Stock Options            117,667                      152,778
              -----------------------------------------------
Diluted EPS   950,000  2,046,616  $ .46   1,067,400 2,016,998 $ .53
              -----------------------------------------------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                        APRIL 1, 2000 and OCTOBER 2, 1999
                        ---------------------------------

                                     ASSETS
                                     ------
                                           APRIL 1      OCTOBER 2
                                            2000          1999
                                           -------      -------
Current Assets:
 Cash and cash equivalents              $ 1,286,000   $ 1,752,000
 Notes and mortgages receivable,
  current maturities, net                    93,000       212,000
 Inventories                              1,502,000     1,428,000
 Prepaid expenses                           458,000       402,000
 Deferred tax asset                         169,000       281,000
                                          ---------     ---------

     Total Current Assets                 3,508,000     4,075,000
                                          ---------     ---------

Property and Equipment                    5,282,000     4,004,000
                                          ---------     ---------

Leased Property Under Capital

 Leases, net                                 77,000        93,000
                                          ---------      --------

Other Assets:
 Liquor licenses, net                       300,000       303,000
 Notes and mortgages receivable, net        248,000       171,000
 Investments in joint ventures            1,637,000     1,471,000
 Deferred tax asset                         349,000       349,000
 Other                                      225,000       306,000
                                          ---------     ---------

     Total Other Assets                   2,759,000     2,600,000
                                          ---------     ---------

     Total Assets                      $ 11,626,000  $ 10,772,000
                                         ==========    ==========

                  FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES
                  ---------------------------------------------
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                        APRIL 1, 2000 AND OCTOBER 2, 1999
                        ---------------------------------
                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------

                                            APRIL 1       OCTOBER 2
                                             2000           1999
                                           -------        -------
Current Liabilities:
 Accounts payable and accrued expenses  $ 1,578,000   $ 1,594,000
 Due franchisees                            147,000       699,000
 Current portion of long term debt          245,000        84,000
 Current obligations under capital leases    40,000        38,000
 Current portion of damages payable on
  terminated or rejected leases             350,000       278,000
                                          ---------     ---------
     Total Current Liabilities            2,360,000     2,693,000
                                          ---------     ---------

Long Term Debt, Net of Current

  Maturities                              1,297,000       500,000
                                          ---------     ---------

Obligations Under Capital Leases,
 Net of Current Portion                     168,000       205,000
                                          ---------     ---------

Damages Payable On Terminated or Rejected

 Leases, Net of Current Portion             253,000       394,000
                                          ---------      --------

Stockholder's Equity:
 Common stock, 5,000,000 shares
  authorized, 4,197,642 shares issued       420,000       420,000
 Capital in excess of par value           6,058,000     6,058,000
 Retained earnings                        6,150,000     5,416,000
 Notes received on sale of common stock    (170,000)     (192,000)
 Less: Treasury stock, at cost

  2,278,693 shares                       (4,910,000)   (4,722,000)
                                          ---------     ---------
     Total Stockholder's Equity           7,548,000     6,980,000
                                          ---------     ---------

     Total Liabilities and

     Stockholder's Equity              $ 11,626,000  $ 10,772,000
                                         ==========    ==========

                 See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS

         FOR THE TWENTY SIX WEEKS ENDED APRIL 1, 2000 AND APRIL 3, 1999
         --------------------------------------------------------------
                                 (In Thousands)


                                           APRIL 1      APRIL 3
                                            2000         1999
                                           -------      -----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $  950      $ 1,067
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization of
     property, equipment and capital
     leases                                   334          326
  Deferred income taxes benefit               112          -
  Amortization of liquor licenses               3            5
  Leasehold improvements written off
     closed store                               -           40
  Recognition of deferred gains and
     other deferred income                     (2)          (2)

  Changes in assets and liabilities:
    Decrease (increase) in receivables        119          (61)
    Increase in inventories                   (74)        (246)
    Increase in prepaid expenses              (56)         (40)
    Decrease in accounts payable and
     accrued expenses                         (16)         (92)
    Decrease in amounts due franchisees      (552)           -
    Decrease in other assets                   81            -
                                            -----        -----
        Net cash provided by operating
        activities                            899          997
                                            -----        -----

                                                    (continued)


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE TWENTY SIX WEEKS ENDED APRIL 1, 2000 AND APRIL 3, 1999
         --------------------------------------------------------------
                                 (In Thousands)


                                           April 1      April 3
                                            2000         1999
                                           -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on notes and mortgages
   receivable                                (77)          (34)
  Additions to property and equipment     (1,571)         (510)
  Additions to investments in joint
   ventures                                 (166)          (25)
                                           -----         -----

         Net cash used in
         investing activities             (1,814)         (569)
                                           -----         -----


CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in long term debt               1,000            -
  Payments on long term debt                 (42)         (211)
  Payments of obligations under capital
   leases                                    (37)          (39)
  Payment on damages payable                 (69)         (134)
  Purchase of treasury stock                (188)          (79)
  Payment of cash dividend                  (215)         (186)
                                           -----         -----
         Net cash provided (used in)
         financing activities                449          (649)
                                           -----         -----

NET DECREASE IN CASH AND EQUIVALENTS        (466)         (221)

CASH AND EQUIVALENTS, BEGINNING OF YEAR    1,752         1,468
                                           -----         -----

CASH AND EQUIVALENTS, END OF QUARTER     $ 1,286       $ 1,247
                                           =====         =====


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                  APRIL 1, 2000
                                 ---------------
(1)  PETITION IN BANKRUPTCY:
     -----------------------

     On November 5, 1985, Flanigan's Enterprises, Inc. (Flanigan's), not including any of its subsidiaries, filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. In fiscal 1986, Flanigan's recorded damages of $4,278,000 for claims for losses as a result of rejected leases. Because the damage payments were to be made over nine years, the total amount due was discounted at a rate of 9.25%, Flanigan's then effective borrowing rate. During fiscal years 1991 and 1992, Flanigan's renegotiated the payment of this obligation to extend through fiscal 2002 which effectively reduced the discount rate to 3.71%. Certain other bankruptcy related liabilities including excise and property taxes, settlements and past rents, were fixed as to amount and repayment terms in Flanigan's Plan of
Reorganization, as amended and modified (Plan). On May 5, 1987 the plan was confirmed by the Bankruptcy Court and on December 28, 1987, Flanigan's was officially discharged from bankruptcy. All liabilities under the Plan have been properly accrued and classified in the accompanying financial statements.

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

(5) INVESTMENT IN JOINT VENTURES:
    -----------------------------

    Miami, Florida

    The Company operates a restaurant in Miami, Florida under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a limited partnership agreement. The Company acts as the general partner and owns a fifty percent limited partnership interest.

    Fort Lauderdale, Florida

    The Company has entered into a franchise agreement with a limited partnership which operates a restaurant in Fort Lauderdale, Florida. The Company owns a twenty five percent limited partnership interest in the franchise. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors.

    Surfside, Florida

    The Company operates a restaurant in Surfside, Florida under the "Flanigan's Seafood Bar and Grill" servicemark, pursuant to a limited partnership agreement. The Company acts as general partner and also owns a forty two percent interest. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors.

    Kendall, Florida

    During fiscal year 1999, the Company formed and invested in a limited partnership to construct and operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark in Kendall, Florida. Construction began in late 1999 and the restaurant opened April 9, 2000. The Company acts as general partner and has a forty percent limited partnership interest. Other related parties, including, but not limited to officers and directors of the Company, and their families are also investors.

    The Company recognized a loss on the equity method relating to this partnership of $106,000 in fiscal year 1999, $12,000 during the first quarter of fiscal year 2000 and $18,000 during the second quarter of fiscal year 2000, due primarily to the expensing of start-up costs as required by SOP 98-5, "Reporting on the Costs of Start-up Activities".

(6) INCOME TAXES:
    -------------

    Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards and tax credits to the extent that realization of said tax benefits is more likely than not. The deferred tax asset was $518,000 as of April 1, 2000 and $630,000 as of October 2, 1999.

(7) COMMITMENTS AND CONTINGENCIES:
    ------------------------------

    Guarantees

    The Company guarantees various leases for franchisees and locations sold in prior years. Remaining rental commitments required under these leases are approximately $1,500,000. In the event of a default under any of these agreements, the Company will have the right to repossess the premises.

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

    During fiscal year 1994, 104,000 stock options were granted at an option price of $1.75 per share, all of which were exercised prior to their expiration on April 19, 1999. During fiscal year 1996, an additional 60,000 stock options were granted at an option price of $1.625 which will expire on December 21, 2000 and an additional 36,000 stock options were granted at a price of $2.19 per share which expire March 21, 2001. Option prices on the date of the grant equaled or exceeded the fair market value of the Company's common stock; therefore, no related compensation expense was recorded. 45,800 options were exercised during fiscal year 1998 and 62,200 options were exercised during fiscal year 1999. No options have been exercised during fiscal year 2000 through the end of the second quarter. All stock options and option prices stated reflect the 2 for 1 stock split which was paid April 1, 1999.

    Key Employee Incentive Stock Option Plan for Store Level
    Management

    On December 10, 1998, the Board of Directors approved a Key Employee Incentive Stock Option Plan for Store Level Management, which reserved and authorized the issuance of 200,000 shares of the Company's common stock to eligible employees.

    For purposes of this plan, eligible employees include store managers and assistant managers (both restaurants and package liquor stores) and kitchen managers (restaurants). The stockholders voted to approve and ratify this plan at the Company's 1999 Annual Meeting. Approximately 89,600 options were granted as of the first day of the fourth quarter of fiscal year 1999. No options have been granted during fiscal year 2000 through the second quarter of the same. All stock options reflect the 2 for 1 stock split which was paid April 1, 1999.

    Litigation
    ----------
    The Company is a party to various litigation matters incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company.

    Certain states have "liquor liability" laws which allow a person injured by an "intoxicated person" to bring a civil suit against the business (or social host) who served intoxicating liquors to an already "obviously intoxicated person", known as "dram shop" claims. Florida has restricted its dram shop claims by statute, permitting persons injured by an "obviously intoxicated person" to bring a court action only against the business which had served alcoholic beverages to a minor or to an individual known to be habitually addicted to alcohol. The Company is generally self- insured for liability claims, with major losses partially covered by third-party insurance carriers. The extent of this coverage varies by year. The Company currently has no dram shop cases pending. For further discussion see the section headed Legal Proceedings on page 14 of the Company's Annual Report on Form 10- KSB for the fiscal year ended October 2, 1999.

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

(8) MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    --------------------------------------------------------------
    RESULTS OF OPERATIONS:
    ----------------------

    The Company owns and/or operates full service restaurants, package liquor stores and an entertainment oriented club (collectively the "units"). As of April 1, 2000, the Company was operating 14 units. The Company had interests in seven additional units which have been franchised by the Company. The table below sets out the changes, if any, in the type and number of units being operated.

                            Apr. 1   Oct. 2  Apr. 3  Note
                             2000     1999    1999   Numbers
                            ------   ------  ------  -------
Combination package

 and restaurant               4        4       4
Restaurant only               5        5       6     (1)(2)(3)
Package store only            4        4       3     (4)
Clubs                         1        1       1
                            ------   ------  ---

Total Company operated units 14       14      14

Franchised units              7        7       7     (3)

Notes:

(1) During the third quarter of fiscal year 1999, the lease for a restaurant operated by the Company in Fort Lauderdale, Florida expired and the Company elected not to renew the same. The furniture, fixture, equipment and liquor license used by the Company at this restaurant were sold to an unrelated third party.

(2) During the third quarter of fiscal year 1998 the Company formed a limited partnership and raised funds through a private offering to purchase a restaurant in Kendall, Florida and renovate the same for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company acts as general partner and forty percent owner of the partnership. The restaurant opened on April 9, 2000 and is not included in the table.

(3) During the first quarter of fiscal year 1999, the Company purchased the Management Agreement of a franchise, which includes the right to manage the franchised restaurant, effective December 1, 1998. The franchise includes a package liquor store, which is still operated exclusively by the franchisee. The Company retains its interest in the franchise and continues to receive the same royalties and rent as it received prior to its purchase of the Management Agreement.

(4) During the third quarter of fiscal year 1999, the Company opened a package liquor store in Fort Lauderdale, Florida.

Liquidity and Capital Resources
-------------------------------
    Cash Flows

    The following table is a summary of the Company's cash flows for the first six months of fiscal years 2000 and 1999.

                                         Six Months Ended
                                         Apr. 1,    Apr. 3,
                                          2000       1999
                                         ----------------
                                           (In Thousands)
Net cash provided by operating
 activities                              $ 899      $ 997
Net cash used in investing
 activities                             (1,814)      (569)
Net cash used in financing
 activities                                449       (649)
                                        ------     -------

Net Decrease in Cash and

Cash Equivalents                          (466)      (221)

Cash and Cash Equivalents, Beginning     1,752      1,468
                                         ------     -----

Cash and Cash Equivalents, Ending      $ 1,286    $ 1,247

                                         =====      =====
Capital Expenditures

    The Company had additions to fixed assets of $1,571,000 during the six months ended April 1, 2000 as compared to $510,000 for the six months ended April 3, 1999 and $934,000 for the fiscal year ended October 2, 1999. The additions for the first six months of fiscal year 2000 include the acquisition of a two story office building in Fort Lauderdale, Florida for $850,000 paid in cash. The Company intends to re-locate its corporate headquarters to this building as well as building a package liquor store on the ground floor. The balance of $721,000 for the six months represented expenditures for upgrading existing units serving food and improvements to the package liquor stores.

    All of the Company's units require periodic refurbishing in order to remain competitive. During fiscal year 1992, as cash flow improved, the Company embarked on a refurbishing program which continues through the fiscal year 2000. The budget for fiscal year 2000 includes $850,000 for this program, excluding the acquisition of the two story office building in Fort Lauderdale, Florida. The Company believes that improved operations will provide the cash to continue the refurbishing program.

    Working Capital

    The table below summarizes the current assets, current liabilities, and working capital for the fiscal quarters ended April 1, 2000 and April 3, 1999 and the fiscal year ended October 2, 1999.

                                    Apr. 1,   Apr. 3,    Oct. 2,
    Item                             2000      1999       1999
    ----                            -------   -------    -----
                                          (In Thousands)
    Current Assets                 $ 3,508   $ 3,582    $ 4,075
    Current Liabilities              2,360     2,155      2,693
    Working Capital                  1,148     1,427      1,382

    The lower working capital as of the end of the first six months of fiscal year 2000, (April 1, 2000), reflects the expenditure of $850,000, in cash to close on the purchase of the two story office building in Fort Lauderdale, Florida, and the expenditure of $721,000 in capital improvements to upgrade the stores as discussed in the above section entitled "Capital Expenditures".

    In January of fiscal year 2000, the Company borrowed the sum of $1,000,000 from Bank of America, d/b/a Nations Bank. The promissory note earns interest at prime rate, payable monthly on the outstanding principal balance, with quarterly payments of principal commencing July 1, 2000 at the rate of $50,000 per quarter for 8 quarters, and then at the rate of $75,000 per quarter for 8 quarters, at which time any outstanding principal balance and all accrued interest shall be due in full.The promissory note is secured by a security interest in all assets of the Company, including the office building purchased by the Company. The promissory note may be prepaid at any time, in whole or in part, with any prepayments applying against the quarterly payment or payments of principal next due.

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


Results of Operation
---------------------
                                    Thirteen Weeks Ended
                                  April 1,           April 3,
                                    2000               1999
                               Amount  Percent     Amount  Percent
                               ---------------     ---------------
                                         (In Thousands)

Restaurant food sales         $ 3,040   50.1       $ 2,917   53.6
Restaurant bar sales              754   12.4           717   13.2
Package goods sales             2,273   37.5         1,812   33.2
                                ------------         ------------

Total sales                     6,067  100.0         5,446  100.0

Franchise related revenues        223                  215
Owners fee                         68                   38
Joint venture income              200                   82
Other operating income             25                   27
                                -----                -----

Total Revenue                 $ 6,583              $ 5,808
                                =====                =====

                                     Twenty Six Weeks Ended
                                  April 1,           April 3
                                    2000               1999
                               Amount  Percent    Amount  Percent
                               ---------------    ---------------
                                         (In Thousands)
Restaurant food sales         $ 5,714   47.2       $ 5,483   51.7
Restaurant bar sales            1,462   12.1         1,385   13.1
Package good sales              4,924   40.7         3,733   35.2
                                ------------         ------------
Total sales                    12,100  100.0        10,601 100.0

Franchise revenues                432                  417
Owners fee                        105                   75
Joint venture income              291                  176
Other operating income             53                   53
                               ------                -----
Total revenues               $ 12,981             $ 11,322

    Restaurant food sales represented 50.1% and 47.2% of total sales in the thirteen and twenty six weeks of fiscal year 2000, respectively as compared to 53.6% and 51.7% of total sales in the thirteen and twenty six weeks of fiscal year 1999, respectively. The weekly average of same store restaurant food sales were $219,769 and $196,024 for the twenty six weeks ended April 1, 2000 and April 3, 1999 respectively, an increase of 12.1%. The weekly average of same store restaurant food sales were $233,758 and $208,306 for the thirteen weeks ended April 1, 2000 and April 3, 1999 respectively, an increase of 12.2%.

   Restaurant bar sales represented 12.4% and 12.1% of total sales in the thirteen and twenty six weeks of fiscal year 2000, respectively as compared to 13.2% and 13.1% of total sales in the thirteen and twenty six weeks of fiscal year 1999, respectively. The weekly average of same store restaurant bar sales were $56,235 and $49,422 for the twenty six weeks ended April 1, 2000 and April 3, 1999 respectively, an increase of 13.8%. The weekly average of same store bar sales were $58,035 and $51,005 for the thirteen weeks ended April 1, 2000 and April 3, 1999 respectively, an increase of 13.8%

   Package good sales represented 37.5% and 40.7% of total sales in the thirteen and twenty six weeks of fiscal year 2000, respectively, as compared to 33.3% and 36.5% of total sales in the thirteen and twenty six weeks of fiscal year 1999, respectively. The weekly average of same store package good sales were $164,498 and $129,766 for the twenty six weeks ended April 1, 2000 and April 3, 1999 respectively, an increase of 26.8%. The weekly average of same store package good sales were $152,190 and $139,482 for the thirteen weeks ended April 1, 2000 and April 3, 1999 respectively, an increase of 9.1%.

   The gross profit margin for restaurant sales were 64.1% and $64.4% for the thirteen weeks ended April 1, 2000 and April 3, 1999 respectively. The gross profit margin for restaurant sales were 64.8% and 63.8% for the twenty six weeks ended April 1, 2000 and April 3, 1999 respectively.

   The gross profit margin for package good stores were 26.2% and 26.4% for the thirteen weeks ended April 1, 2000 and April 3, 1999, respectively. The gross profit margin for package good stores were 25.7% and 26.9% for the twenty six weeks ended April 1, 2000 and April 3, 1999 respectively.

   Franchise related revenues were $223,000 and 215,000 for the thirteen weeks ended April 1, 2000 and April 3, 1999 respectively, an increase of 3.7%. Franchise related revenues were $432,000 and $417,000 for the twenty six weeks ended April 1, 2000 and April 3, 1999, respectively, an increase of 3.6%.

   The owners fee was $68,000 and $38,000 for the thirteen weeks ended April 1, 2000 and April 3, 1999 respectively. The owners fee was $105,000 and $75,000 for the twenty six weeks ended April 1, 2000 and April 3, 1999 respectively. The increase is due to the increased volume of sales at the club.

   Joint venture income was $200,000 and $82,000 for the thirteen weeks ended April 1, 2000 and April 3, 1999 respectively. Joint venture income was $291,000 and $176,000 for the twenty six weeks ended April 1, 2000 and April 3, 1999 respectively. The increase was due to better performances of all of the operating joint ventures.

Operating Costs and Expenses
----------------------------
   Operating costs and expenses were $2,873,000 and $2,468,000 for the thirteen weeks ended April 1, 2000 and April 3, 1999 respectively, an increase of 16.4% Operating costs and expenses were $5,566,000 and $5,002,000 for the twenty six weeks ended April 1, 2000 and April 3, 1999 respectively, an increase of 11.3%. The increase was due to higher payroll costs in the twenty six weeks ended April 1, 2000 and an extraordinary insurance credit for the twenty six weeks ended April 3, 1999.

   Payroll and related costs, which includes workers compensation insurance were $1,827,000 and $1,500,000 for the thirteen weeks ended April 1, 2000 and April 3, 1999 respectively, an increase of 21.8%. Payroll and related costs which includes workers compensation insurance were $3,342,000 and $2,937,000 for the twenty six weeks ended April 1, 2000 and April 3, 1999 respectively, an increase of 13.8%

   Occupancy costs which include rent, common area maintenance, repairs and taxes were $241,000 and $272,000 for the thirteen weeks ended April 1, 2000 and April 3, 1999 respectively, a decrease of 11.4%. Occupancy costs which include rent, common area maintenance, repairs and taxes were $526,000 and $521,000 for the twenty six weeks ended April 1, 2000 and April 3, 1999 respectively, an increase of 1%.

   Selling, general and administrative expenses were $805,000 and $696,000 for the thirteen weeks ended April 1, 2000 and April 3, 1999 respectively, an increase of 15.7%. Selling, general and administrative expenses were $1,698,000 and $1,544,000 for the twenty six weeks ended April 1, 2000 and April 3, 1999 respectively, an increase of 10.0%.

Trends

   During the next twelve months management expects continued increases in restaurant and package sales with increases in income from joint ventures. Management also anticipates moderate increases in expenses.

Change in Certifying Accountant

   On February 26, 1999, the Audit Committee recommended and the Board of Directors adopted a resolution authorizing management to (i) to dismiss Arthur Andersen, LLP ("AA"), as the Company's independent accountant , effective upon management's notification to AA of such dismissal, and (ii) concurrently with such dismissal, to engage Rachlin, Cohen and Holtz, LLP ("RCH"). as the Company's independent accountant for the fiscal year ended October 2, 1999.


On March 4, 1999, the Company notified AA of its dismissal. Also on March 4, 1999, the Company engaged RCH as the Company's independent accountants, effective immediately. During the two (2) most recent fiscal years (prior to March 4, 1999) and during the subsequent interim period preceding the decision to change independent accountant, neither the Company or anyone on its behalf consulted RCH regarding either the application or accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company by RCH with respect to any such consultation.

AA audited the Company's annual consolidated financial statements as of and for each of the fiscal years from the date of the Company's initial public offering in 1969 through the fiscal year ended October 3, 1998, ("Historical Financial Statements"). AA's auditors reports for at least the past seven (7) years on these Historical Financial Statements did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty audit scope or accounting principles.

By a current report on Form 8-K, dated March 5, 1999 and filed with the Securities and Exchange Commission on March 12, 1999, in connection with AA's dismissal, the Company reported that during the two (2) most recent fiscal years,(prior to March 4, 1999) and in the subsequent interim period, there had been no disagreements between the Company's management and AA on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures, which, if not resolved to the satisfaction of AA, would have caused AA to make reference to the matters in an auditor's report. By letter, dated March 5, 1999 and filed with the Securities Exchange Commission, AA agreed with the Company's report.

PART II, OTHER INFORMATION

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

                                  FLANIGAN'S ENTERPRISES, INC.


                                  /s/ Joseph G. Flanigan
                                  -----------------------
                                  JOSEPH G. FLANIGAN, Chief Executive, Officer

Date
    -----------------
                                  /s/ Edward A. Doxey
                                  --------------------
                                  EDWARD A. DOXEY, Chief Financial Officer

Date
    -----------------


