Form 10QSB
period 2000-07-01
FLANIGANS ENTERPRISES INC
filed 2000-08-15
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                  FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the period ended        July 1, 2000
                    --------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE OF 1934

For the transition period from                 to
                               -----------------------------------

Commission File Number                     I-6836
                      --------------------------------------------

                  Flanigan's Enterprises, Inc.
------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

       Florida                                  59-0877638
------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

2841 Cypress Creek Road, Fort Lauderdale, Florida        33309
------------------------------------------------------------------
  (Address of principal executive offices)            (Zip Code)

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

Indicate the number of shares outstanding of each of the issuers classes of Common Stock as of the latest practicable date 1,856,478


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                              INDEX TO FORM 10-QSB
                              --------------------

                                  JULY 1, 2000
                                  ------------

PART I.  FINANCIAL INFORMATION
         ---------------------

      1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

         Consolidated Summary of Earnings -- For the Thirteen Weeks and Thirty Nine Weeks ended July 1, 2000 and July 3, 1999

         Consolidated Balance Sheets -- As of July 1, 2000 and
         October 2, 1999

         Consolidated Statements of Cash Flows for the Thirteen Weeks and Thirty Nine Weeks ended July 1, 2000 and July 3, 1999.

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


                              Thirteen Weeks      Thirty Nine Weeks
                                  Ended                 Ended
                              Jul. 1   Jul. 3      Jul. 1   Jul. 3
                               2000     1999        2000     1999
                              ------   ------      ------   ------

REVENUES:
 Restaurant food sales       $ 2,916  $ 2,683     $ 8,630  $ 8,166
 Restaurant bar sales            700      673       2,162    2,058
 Package good sales            2,028    1,680       6,952    5,413
 Franchise related revenues      257      225         689      642
 Owners fee                       75       62         180      137
 Joint venture income            159      160         450      336
 Other operating income           21       12          74       65
                               -----    -----       -----    -----
                               6,156    5,495      19,137   16,817
                               -----    -----       -----    -----

COSTS AND EXPENSES:
 Cost of merchandise sold
  restaurant and bar           1,349    1,217       3,869    3,703
 Cost of merchandise sold
  package goods                1,498    1,218       5,154    3,945
 Payroll and related costs     1,751    1,445       5,093    4,382
 Occupancy costs                 258      221         784      742
 Selling, general and
  administrative expenses        946      859       2,644    2,403
                               -----    -----       -----    -----
                               5,802    4,960      17,544   15,175
                               -----    -----       -----    -----
   Income from operations        354      535       1,593    1,642
                               -----    -----       -----    -----

OTHER INCOME (EXPENSE):
 Interest expense on obligations
  under capital leases           (11)     (11)        (34)     (34)
 Interest expense on long term
  debt and damages payable       (42)     (27)        (93)     (93)
 Abandoned fixed assets           (1)       -          (1)     (39)
 Interest income                  14       13          44       34
 Recovery on judgement             -        -           -       50
 Recognition of deferred gains     1        -           3        2
 Y2K Costs                         -     (107)          -     (107)
 Other, net                       22       33          52       56
                               -----    -----       -----    -----
                                 (17)     (99)        (29)    (131)
                               -----    -----       -----    -----
   Income before taxes           337      436       1,564    1,511

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                   ------------------------------------------
                     (In Thousands Except Per Share Amounts)

                                   (Continued)

                              Thirteen Weeks     Thirty Nine Weeks
                                  Ended                 Ended
                              Jul. 1   Jul. 3     Jul. 1     Jul.3
                               2000     1999       2000       1999
                              ------   ------     ------     ------

PROVISION FOR INCOME TAXES   $   64   $   16     $  341     $   24
                              -----    -----      -----      -----

   Net Income                $  273   $  420    $ 1,223    $ 1,487
                              =====    =====      =====      =====

     Statement of Financial Accounting Standards ("SFAS") No., 128, Earnings Per Share establishes standards for computing and presenting earnings per share ("EPS"). This statement requires the presentation of basic and diluted EPS.

     The following data show the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potential dilutive common stock. All computations reflect the 2 for 1 stock split paid April 1, 1999 to shareholders of record on March 17, 1999.

                                For The Thirteen Weeks Ended
                        July 1, 2000                      July 3, 1999
             Numerator   Denominator   EPS     Numerator   Denominator    EPS
             -----------------------------------------------------------------
Basic EPS     273,000     1,856,478    $.15     420,000     1,975,831    $ .21

Effective/dilutive
Stock Options                71,768                           115,956
              ----------------------------------------------------------------
Diluted EPS   273,000     1,928,246    $.14     420,000     2,091,787    $ .20
------------------------------------------------------------------------------

                                For The Thirteen Weeks Ended
                        July 1, 2000                      July 3, 1999
             Numerator   Denominator   EPS     Numerator   Denominator    EPS
             -----------------------------------------------------------------
Basic EPS    1,223,000    1,856,478   $ .66    1,487,000    1,975,831    $ .75

Effective/dilutive
Stock Options                80,870                           121,199
             -----------------------------------------------------------------
Diluted EPS  1,223,000    1,937,348   $ .63    1,487,000    2,097,030    $ .71
             -----------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                  JULY 1, 2000 (UNAUDITED) and OCTOBER 2, 1999
                 ----------------------------------------------


                                     ASSETS
                                     ------

                                          JULY  1      OCTOBER 2
                                           2000          1999
                                          -------      ---------

Current Assets:
 Cash and cash equivalents              $   138,000   $ 1,752,000
 Due from franchisees                       885,000           -
 Notes and mortgages receivable,
  current maturities, net                   244,000       212,000
 Inventories                              1,545,000     1,428,000
 Prepaid expenses                           380,000       402,000
 Deferred tax asset                         305,000       281,000
                                          ---------     ---------

     Total Current Assets                 3,497,000     4,075,000
                                          ---------     ---------

Property and Equipment                    5,563,000     4,004,000
                                          ---------     ---------

Leased Property Under Capital
 Leases, net                                 69,000        93,000
                                          ---------      --------

Other Assets:
 Liquor licenses, net                       269,000       303,000
 Notes and mortgages receivable, net        238,000       171,000
 Investments in joint ventures            1,558,000     1,471,000
 Deferred tax asset                         349,000       349,000
 Other                                      445,000       306,000
                                          ---------     ---------

     Total Other Assets                   2,859,000     2,600,000
                                          ---------     ---------

     Total Assets                      $ 11,988,000  $ 10,772,000
                                         ==========    ==========


                  FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES
                  ---------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                  JULY 1, 2000 (UNAUDITED) AND OCTOBER 2, 1999
                  --------------------------------------------

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------


                                               JULY 1       OCTOBER 2
                                                2000           1999
                                               -------      ----------
Current Liabilities:
 Accounts payable and accrued expenses      $ 1,545,000   $ 1,594,000
 Due franchisees                                692,000       699,000
 Current portion of long term debt              192,000        84,000
 Current obligations under capital leases        41,000        38,000
 Current portion of damages payable on
  terminated or rejected leases                 356,000       278,000
                                              ---------     ---------
     Total Current Liabilities                2,826,000     2,693,000
                                              ---------     ---------

Long Term Debt, Net of Current
  Maturities                                  1,278,000       500,000
                                              ---------     ---------

Obligations Under Capital Leases,
 Net of Current Portion                         150,000       205,000
                                              ---------     ---------

Damages Payable On Terminated or Rejected
 Leases, Net of Current Portion                 191,000       394,000
                                              ---------      --------

Stockholder's Equity:
 Common stock, 5,000,000 shares
  authorized, 4,197,642 shares issued           420,000       420,000
 Capital in excess of par value               6,058,000     6,058,000
 Retained earnings                            6,424,000     5,416,000
 Notes received on sale of common stock        (170,000)     (192,000)
 Less: Treasury stock, at cost
  2,341,164 shares                           (5,189,000)   (4,722,000)
                                              ---------     ---------
     Total Stockholder's Equity               7,543,000     6,980,000
                                              ---------     ---------

     Total Liabilities and
     Stockholder's Equity                  $ 11,988,000  $ 10,772,000
                                             ==========    ==========

                 See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------

          FOR THE THIRTY NINE WEEKS ENDED JULY 1, 2000 AND JULY 3, 1999
          -------------------------------------------------------------
                                 (In Thousands)

                                           JULY 1       JULY 3
                                            2000         1999
                                           -------      -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $ 1,223      $ 1,487
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization of
     property, equipment and capital
     leases                                   520          456
  Deferred income taxes benefit               (24)           -
  Amortization of liquor licenses               4           12
  Leasehold improvements written off
     closed store                               -           57
  Abandoned fixed assets                        1
  Recognition of deferred gains and
     other deferred income                     (3)          (2)

  Changes in assets and liabilities:
    Decrease (increase) in due from
       franchisees                           (885)           -
    Decrease (increase) in receivables        (32)          60
    (Increase) in inventories                (117)        (377)
    Decrease in prepaid expenses               22          126
    Increase (decrease) in accounts
     payable and accrued expenses             (49)          66
    (Decrease) in amounts due franchisees      (7)           -
    Increase in other assets                 (139)           -
                                            -----        -----
        Net cash provided by operating
        activities                            514        1,885
                                            -----        -----

                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------

          FOR THE THIRTY NINE WEEKS ENDED JULY 1, 2000 AND JULY 3, 1999
          -------------------------------------------------------------
                                 (In Thousands)

                                           July 1       July 3
                                            2000         1999
                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on notes and mortgages
   receivable                                 48            80
  Sale of liquor license                      30            75
  Additions to notes and mortgages
   receivable                                (93)         (224)
  Additions to property and equipment     (2,053)         (624)
  Distribution to Pennsylvania Ltd Ptr         -           (13)
  Additions to investments in joint
   ventures                                  (87)            -
                                           -----         -----
         Net cash used in
         investing activities             (2,155)         (706)
                                           -----         -----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in long term debt               1,000             -
  Payments on long term debt                (114)          (401)
  Payments of obligations under capital
   leases                                    (52)           (61)
  Payment on damages payable                (125)          (201)
  Purchase of treasury stock                (467)           (95)
  Exercise of stock option                     -             60
  Payment of cash dividend                  (215)          (186)
                                           -----          -----
         Net cash provided (used in)
         financing activities                 27           (884)
                                           -----          -----

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                               (1,614)         295

CASH AND EQUIVALENTS, BEGINNING OF YEAR    1,752         1,468
                                           -----         -----

CASH AND EQUIVALENTS, END OF QUARTER     $   138       $ 1,763
                                           =====         =====

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                  JULY 1, 2000


(1)  PETITION IN BANKRUPTCY:
     -----------------------

     On November 5, 1985, Flanigan's Enterprises, Inc. (Flanigan's), not including any of its subsidiaries, filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. In fiscal 1986, Flanigan's recorded damages of $4,278,000 for claims for losses as a result of rejected leases. Because the damage payments were to be made over nine years, the total amount due was discounted at a rate of 9.25%, Flanigan's then effective borrowing rate. During fiscal years 1991 and 1992, Flanigan's renegotiated the payment of this obligation to extend through fiscal 2002 which effectively reduced the discount rate to 3.71%. Certain other bankruptcy related liabilities including excise and property taxes, settlements and past rents, were fixed as to amount and have been paid in full pursuant to the terms of Flanigan's Plan of Reorganization, as amended and modified (Plan). On May 5, 1987 the plan was confirmed by the Bankruptcy Court and on December 28, 1987, Flanigan's was officially discharged from bankruptcy. All liabilities under the Plan have been properly accrued and classified in the accompanying financial statements.

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

(3)  RECLASSIFICATION:
     -----------------

     Certain  amounts  in  the  fiscal  1999  financial   statements  have  been
reclassified to conform to the fiscal 2000 presentation.


(4) FRANCHISE PROGRAM:
    ------------------

    During fiscal year 1995, the Company completed a franchise agreement for a franchisee to operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a license from the Company. The franchise agreement was drafted jointly with existing franchisees with all modifications requested by the franchisees incorporated therein. The franchise agreement provides the Company with the ability to maintain a high level of food quality and service at its franchised restaurants, which are essential to a successful franchise operation. A franchise is required to execute a franchise agreement for the balance of the term of its lease for the business premises, extended by the franchisee's continued occupancy of the business premises thereafter, whether by lease or ownership. The franchise agreement provides for a royalty to the Company in an amount of approximately 3% of gross sales, plus a contribution to advertising in an amount of between 1-1/2% to 3% of gross sales. In most cases the Company does not sublease the business premises to the franchisee and in those cases where it does, the Company no longer receives rent in excess of the amount paid by the Company.

     All existing franchisees who operate restaurants under the "Flanigan's Seafood Bar and Grill" or other authorized service marks have executed franchise agreements.

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


    Kendall, Florida

    During fiscal year 1998, the Company formed and invested in a limited partnership to construct and operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark in Kendall, Florida. Construction began in late 1999 and the restaurant opened for business April 9, 2000. The Company acts as general partner and has a forty percent limited partnership interest. Other related parties, including, but not limited to officers and directors of the Company, and their families are also investors.

    The Company recognized a loss on the equity method relating to this partnership of $106,000 in fiscal year 1999, $12,000 during the first quarter of fiscal year 2000 and $18,000 during the second quarter of fiscal year 2000, due primarily to the expensing of start-up costs as required by SOP 98-5, "Reporting on the Costs of Start-up Activities". This restaurant became profitable during the third quarter of fiscal year 2000, so no loss was recognized relating to this partnership.

    West Miami, Florida

    During the third quarter of fiscal year 2000, the Company, as agent for a limited partnership to be formed, entered into a contract to purchase an existing restaurant location in West Miami, Florida to renovate and operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark. The Company will raise the funds necessary for this joint venture through a private offering by the limited partnership. The Company will act as general partner and own up to forty percent of the limited partnership. The contract is contingent upon the Company applying for and receiving the necessary zoning approvals and variances for the contemplated use. The restaurant is expected to open for business during the third quarter of fiscal year 2001.

(6) INCOME TAXES:
    -------------

    Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards and tax credits to the extent that realization of said tax benefits is more likely than not. The deferred tax asset was $654,000 as of July 1, 2000 and $630,000 as of October 2, 1999.



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


    During fiscal year 1994, 104,000 stock options were granted at an option price of $1.75 per share, all of which were exercised prior to their expiration on April 19, 1999. During fiscal year 1996, an additional 60,000 stock options were granted at an option price of $1.625 per share (20,000 shares have been exercised) which will expire on December 21, 2000 and an additional 36,000 stock options were granted at an option price of $2.19 per share which expire March 21, 2001. Option prices on the date of the grant equaled or exceeded the fair market value of the Company's common stock; therefore, no related compensation expense was recorded. 45,800 options were exercised during fiscal year 1998, 62,200 options were exercised during fiscal year 1999 and 16,000 options were exercised during fiscal year 2000 through the end of the third quarter. All stock options and option prices stated reflect the 2 for 1 stock split which was paid April 1, 1999.

    Key Employee Incentive Stock Option Plan for Store Level Management
    -------------------------------------------------------------------

    On December 10, 1998, the Board of Directors approved a Key Employee Incentive Stock Option Plan for Store Level Management, which reserved and authorized the issuance of 200,000 shares of the Company's common stock to eligible employees.

    For purposes of this plan, eligible employees include store managers and assistant managers (both restaurants and package liquor stores) and kitchen managers (restaurants). The stockholders voted to approve and ratify this plan at the Company's 1999 Annual Meeting. Approximately 89,600 options were granted as of the first day of the fourth quarter of fiscal year 1999. No options have been granted during fiscal year 2000. All stock options reflect the 2 for 1 stock split which was paid April 1, 1999.

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

(8) MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    --------------------------------------------------------------
    RESULTS OF OPERATIONS:
    ----------------------

    The Company owns and/or operates full service restaurants, package liquor stores and an entertainment oriented club (collectively the "units"). As of July 1, 2000, the Company was operating 15 units. The Company had interests in seven additional units which have been franchised by the Company. The table below sets out the changes, if any, in the type and number of units being operated.

                            Jul. 1   Oct. 2  Jul. 3  Note
                             2000     1999    1999   Numbers
                            ------   ------  ------  -------
Combination package
 and restaurant               4        4       4
Restaurant only               6        5       5     (1)(2)(3)(4)
Package store only            4        4       4     (5)(6)
Clubs                         1        1       1
                            ------   ------  -------

Total Company operated
  units                      15       14      14

Franchised units              7        7       7     (3)

Notes:
------

(1) During the third quarter of fiscal year 1999, the lease for a restaurant operated by the Company in Fort Lauderdale, Florida expired and the Company elected not to renew the same. The furniture, fixture, equipment and liquor license used by the Company at this restaurant were sold to an unrelated third party.

(2) During the third quarter of fiscal year 1998 the Company formed a limited partnership and raised funds through a private offering to purchase a restaurant in Kendall, Florida and renovate the same for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company acts as general partner and forty percent owner of the partnership. The restaurant opened for business on April 9, 2000 and is included in the table.

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

(4) During the third quarter of fiscal year 2000, the Company, as agent for a limited partnership to be formed, entered into a contract to purchase an existing restaurant location in West Miami, Florida to renovate and operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark. The Company will act as general partner and own up to forty percent of the limited partnership. The restaurant is expected to open for business during the third quarter of fiscal 2001 and is not included in the table.

(5) During the third quarter of fiscal year 1999, the Company opened a package liquor store in Fort Lauderdale, Florida.

(6) During the third quarter of fiscal year 2000, the Company entered into a lease agreement to own and operate a package liquor store in Hialeah, Florida. The lease agreement is contingent upon the Company applying for and receiving the necessary zoning variances for its contemplated use. The package liquor store is expected to open for business during the second quarter of fiscal year 2001 and is not included in the table.

Liquidity and Capital Resources
-------------------------------

    Cash Flows
    ----------

    The following table is a summary of the Company's cash flows for the first nine months of fiscal years 2000 and 1999.

                                     Thirty Nine Weeks Ended
                                       Jul. 1,     Jul. 3,
                                        2000        1999
                                     -----------------------
                                          (In Thousands)

Net cash provided by operating
 activities                            $   514    $ 1,885
Net cash used in investing
 activities                             (2,155)      (706)
Net cash used in financing
 activities                                 27       (884)
                                        ------     -------

Net Increase (Decrease) in Cash
and Cash Equivalents                    (1,614)       295

Cash and Cash Equivalents, Beginning     1,752      1,468
                                         ------     ------

Cash and Cash Equivalents, Ending      $   138    $ 1,763
                                         ======     ======

Capital Expenditures
--------------------

    The Company had additions to fixed assets of $2,053,000 during the thirty nine weeks ended July 1, 2000 as compared to $624,000 for the thirty nine weeks ended July 3, 1999 and $934,000 for the fiscal year ended October 2, 1999. The additions for the first thirty nine weeks of fiscal year 2000 include the acquisition of a two story office building in Fort Lauderdale, Florida for $850,000 paid in cash. The Company intends to re-locate its corporate headquarters to this building as well as building a package liquor store on the ground floor. The balance of $1,203,000 for the thirty nine weeks represented expenditures for upgrading existing units serving food and improvements to the package liquor stores.

    All of the Company's units require periodic refurbishing in order to remain competitive. During fiscal year 1992, as cash flow improved, the Company embarked on a refurbishing program which continues through the fiscal year 2000. The budget for fiscal year 2000, as adjusted, includes $1,300,000 for this program, excluding the acquisition of the two story office building in Fort Lauderdale, Florida. The Company believes that improved operations will provide the cash to continue the refurbishing program.


    Working Capital
    ---------------

    The table below summarizes the current assets, current liabilities, and working capital for the fiscal quarters ended July 1, 2000 and July 3, 1999 and the fiscal year ended October 2, 1999.

                                   Jul. 1,   Jul. 3,    Oct. 2,
    Item                            2000      1999       1999
    ----                           -------   -------    -------
                                         (In Thousands)

    Current Assets                 $ 3,497   $ 3,942    $ 4,075
    Current Liabilities              2,826     2,139      2,693
    Working Capital                    671     1,803      1,382


    The lower working capital as of the end of the first thirty nine weeks of fiscal year 2000, (July 1, 2000), reflects the expenditure of $850,000, in cash to close on the purchase of the two story office building in Fort Lauderdale, Florida, and an expenditure of $1,203,000 in capital improvements to upgrade the office building and stores as discussed in the above section entitled "Capital Expenditures".

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

    The $885,000 due from franchisees represents monies used for capital expenditures of the franchised units. The Company expects these monies will be repaid to the Company within the next six months.


    Bankruptcy Proceedings
    ----------------------

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

Results of Operation
--------------------

                                      Thirteen Weeks Ended
                                   July 1,            July 3,
                                    2000               1999
                               Amount  Percent     Amount  Percent
                               ---------------     ---------------
                                         (In Thousands)

Restaurant food sales         $ 2,916   51.7       $ 2,683   53.3
Restaurant bar sales              700   12.4           673   13.4
Package goods sales             2,028   35.9         1,680   33.3
                                ------------         ------------
Total sales                     5,644  100.0         5,036  100.0

Franchise related revenues        257                  225
Owners fee                         75                   62
Joint venture income              159                  160
Other operating income             21                   12
                                -----                -----
Total Revenue                 $ 6,156              $ 5,495
                                =====                =====


                                   Thirty Nine Six Weeks Ended
                                    July 1,            July 3
                                     2000               1999
                               Amount  Percent    Amount  Percent
                               ---------------    ---------------
                                         (In Thousands)

Restaurant food sales         $ 8,630   48.6       $ 8,166   52.2
Restaurant bar sales            2,162   12.2         2,058   13.2
Package good sales              6,952   39.2         5,413   34.6
                                ------------         ------------
Total sales                    17,744  100.0        15,637  100.0

Franchise revenues                689                  642
Owners fee                        180                  137
Joint venture income              450                  336
Other operating income             74                   65
                               ------                -----
Total revenues               $ 19,137             $ 16,817


   Restaurant food sales represented 51.7% and 48.6% of total sales in the thirteen and thirty nine weeks of fiscal year 2000, respectively as compared to 53.3% and 52.2% of total sales in the thirteen and thirty nine weeks of fiscal year 1999, respectively. The decrease reflects the operation of one additional package liquor store during the entire thirty nine week period of fiscal year 2000, as opposed to a portion of the thirty nine week period of fiscal year 1999, only. The weekly average of same store restaurant food sales were $207,085 and $186,046 for the thirty nine weeks ended July 1, 2000 and July 3, 1999 respectively, an increase of 11.3%. The weekly average of same store food sales were $209,554 and $190,243 for the thirteen weeks ended July 1, 2000 and July 3, 1999 respectively, an increase of 10.2%.


   Restaurant bar sales represented 12.4% and 12.2% of total sales in the thirteen and thirty nine weeks of fiscal year 2000, respectively as compared to 13.4% and 13.2% of total sales in the thirteen and thirty nine weeks of fiscal year 1999, respectively. The decrease reflects the operation of one additional package liquor store during the entire thirty nine week period of fiscal year 2000, as opposed to a portion of the thirty nine week period of fiscal year 1999 only. The weekly average of same store restaurant bar sales were $55,424 and $49,929 for the thirty nine weeks ended July 1, 2000 and July 3, 1999 respectively, an increase of 11.0%. The weekly average of same store bar sales were $53,801 and $50,902 for the thirteen weeks ended July 1, 2000 and July 3, 1999 respectively, an increase of 5.7%.

   Package good sales represented 35.9% and 39.2% of total sales in the thirteen and thirty nine weeks of fiscal year 2000, respectively, as compared to 33.3% and 34.6% of total sales in the thirteen and thirty nine weeks of fiscal year 1999, respectively. The increase is attributed to the operation of one additional package liquor store during the entire thirty nine week period of fiscal year 2000, as opposed to a portion of the thirty nine week period of fiscal year 1999, and in general, the increase in same store sales. The weekly average of same store package good sales were $154,004 and $136,642 for the thirty nine weeks ended July 1, 2000 and July 3, 1999 respectively, an increase of 12.7%. The weekly average of same store package good sales were $133,017 and $122,748 for the thirteen weeks ended July 1, 2000 and July 3, 1999 respectively, an increase of 8.4%.

    The gross profit margin for restaurant sales was 62.7% and $63.7% for the thirteen weeks ended July 1, 2000 and July 3, 1999 respectively. The gross profit margin for restaurant sales was 64.1% and 63.8% for the thirty nine weeks ended July 1, 2000 and July 3, 1999 respectively.

   The gross profit margin for package good stores was 26.1% and 27.5% for the thirteen weeks ended July 1, 2000 and July 3, 1999, respectively. The gross profit margin for package good stores was 26.7% and 27.1% for the thirty nine weeks ended July, 2000 and July 3, 1999 respectively.

   Franchise related revenues were $257,000 and $225,000 for the thirteen weeks ended July 1, 2000 and July 3, 1999 respectively, an increase of 14.2%. Franchise related revenues were $689,000 and $642,000 for the thirty nine weeks ended July 1, 2000 and July 3, 1999, respectively, an increase of 7.3%.

   The owners fee was $75,000 and $62,000 for the thirteen weeks ended July 1, 2000 and July 3, 1999 respectively. The owners fee was $180,000 and $137,000 for the thirty nine weeks ended July 1, 2000 and July 3, 1999 respectively. The increase is due to the increased volume of sales at the club.


   Joint venture income was $159,000 and $160,000 for the thirteen weeks ended July 1, 2000 and July 3, 1999 respectively. Joint venture income was $450,000 and $336,000 for the thirty nine weeks ended July 1, 2000 and July 3, 1999 respectively, an increase of 33.9%. The increase is due to the joint venture in Surfside, Florida, having been open for business during the entire thirty nine week period of fiscal year 2000, as opposed to a portion of the thirty nine week period of fiscal 1999 only, and in general, increased sales and profitably of all joint ventures.

Operating Costs and Expenses
----------------------------

   Operating costs and expenses were $5,802,000 and $4,960,000 for the thirteen weeks ended July 1, 2000 and July 3, 1999 respectively, an increase of 17.0% Operating costs and expenses were $17,544,000 and $15,175,000 for the thirty nine weeks ended July 1, 2000 and July 3, 1999 respectively, an increase of 15.6%. The increase was due to higher payroll costs.

   Payroll and related costs, which includes workers compensation insurance were $1,751,000 and $1,445,000 for the thirteen weeks ended July 1, 2000 and July 3, 1999 respectively, an increase of 21.2%. Payroll and related costs which includes workers compensation insurance were $5,093,000 and $4,382,000 for the thirty nine weeks ended July 1, 2000 and July 3, 1999 respectively, an increase of 16.2% The increase is the result of selective salary increases to restaurant managers and cooks, which the Company felt was necessary to remain competitive, plus a bonus of one week's pay to all non-tipped employees and an extraordinary insurance credit for the quarter ended July 3, 1999. In addition, effective September 1, 1999, the Company established a health insurance plan for its employees, whereby the Company pays a portion of the premium on behalf of its employees.

   Occupancy costs which include rent, common area maintenance, repairs and taxes were $258,000 and $221,000 for the thirteen weeks ended July 1, 2000 and July 3, 1999 respectively, an increase of 16.7%. Occupancy costs which include rent, common area maintenance, repairs and taxes were $784,000 and $742,000 for the thirty nine weeks ended July 1, 2000 and July 3, 1999 respectively, an increase of 5.7%. The increase in primarily due to increases in property maintenance and real property taxes.

   Selling, general and administrative expenses were $946,000 and $859,000 for the thirteen weeks ended July 1, 2000 and July 3, 1999 respectively, an increase of 10.1%. Selling, general and administrative expenses were $2,644,000 and $2,403,000 for the thirty nine weeks ended July 1, 2000 and July 3, 1999 respectively, an increase of 10.0%. Management, which has focused on controlling expenses, believes the increase is due to the general rising cost of doing business.

Trends
------

   During the next twelve months management expects continued increases in restaurant and package sales with increases in income from joint ventures. Management also anticipates moderate increases in expenses.

Change in Certifying Accountant
-------------------------------

   On February 26, 1999, the Audit Committee recommended and the Board of Directors adopted a resolution authorizing management to (i) to dismiss Arthur Andersen, LLP ("AA"), as the Company's independent accountant , effective upon management's notification to AA of such dismissal, and (ii) concurrently with such dismissal, to engage Rachlin Cohen and Holtz LLP ("RCH"). as the Company's independent accountant for the fiscal year ended October 2, 1999. On March 4, 1999, the Company notified AA of its dismissal. Also on March 4, 1999, the Company engaged RCH as the Company's independent accountants, effective immediately. During the two (2) most recent fiscal years (prior to March 4, 1999) and during the subsequent interim period preceding the decision to change independent accountant, neither the Company or anyone on its behalf consulted RCH regarding either the application or accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company by RCH with respect to any such consultation.

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

PART II, OTHER INFORMATION
--------------------------

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


                               FLANIGAN'S ENTERPRISES, INC.




Date  8/14/00                   /s/ JOSEPH G. FLANIGAN
    -----------                -------------------------------------------
                               JOSEPH G. FLANIGAN, Chief Executive Officer




Date  8/14/00                   /s/ EDWARD A. DOXEY
    -----------                ------------------------------------------
                               EDWARD A. DOXEY, Chief Financial Officer




