Form 10KSB
period 2000-09-30
FLANIGANS ENTERPRISES INC
filed 2000-12-29
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10KSB

(X)  ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended September 30, 2000
                          ------------------

                                   OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________


Commission File Number                      I-6836
                      -------------------------------------------

                          Flanigan's Enterprises, Inc.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                         59-0877638
-------------------------------                         -------------------
(State of other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

               2841 Cypress Creek Road, Fort Lauderdale, FL 33309
       -----------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code, (954) 974-9003
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:


   Common Stock, $.10 Par Value        American Stock Exchange
--------------------------------      -------------------------
    Title of each Class                 Name of each exchange
                                        on which registered

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The aggregate market value of the voting stock held by non-affiliates of the registrant was $3,786,000 as of November 16, 2000.

There were 1,856,478 shares of the Registrant's Common Stock ($0.10) Par Value outstanding as of September 30, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the Registrant's 2001 definitive proxy material has been incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-KSB.

         Exhibit Index Begins on Page 31
         PART I

Item 1. Business
----------------

   When used in this report, the words "anticipate", "believe", "estimate", "will", "may", "intend" and expect and similar expressions identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general expansion of the Company's business. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved.

General
-------

   Flanigan's Enterprises, Inc., (the "Company") owns and/or operates restaurants with lounges, package liquor stores and an entertainment oriented club (collectively the "units"). At September 30, 2000, the Company operated 15 units, and had interests in seven additional units which have been franchised by the Company. The table below sets out the changes in the type and number of units being operated.

                                     FISCAL      FISCAL
                                      YEAR        YEAR           NOTE
TYPES OF UNITS                        2000        1999          NUMBER
--------------                        ----        ----          ------

Combination package and restaurant      4          4
Restaurant only                         6          5        (1)(2)(3)(4)(5)
Package store only                      4          4           (6)(7)(8)
Clubs                                   1          1
----------------------------------------------------------------------------
TOTAL - Company operated units         15         14

FRANCHISED - units                      7          7             (3)

Notes:
------

   (1) During the third quarter of fiscal year 1999, the lease for a restaurant operated by the Company in Fort Lauderdale, Florida expired and the Company elected not to renew the same. The furniture, fixture, equipment and liquor license used by the Company at this restaurant were sold to an unrelated third party.

   (2) During the third quarter of fiscal year 1998 the Company formed a limited partnership and raised funds through a private offering to purchase the assets of a restaurant in Kendall, Florida and renovate the same for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company acts as general partner and forty percent ownership of the partnership. The restaurant opened for business on April 9, 2000.

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

  (4) During the third quarter of fiscal year 2000, the Company, as agent for a limited partnership to be formed, entered into an agreement for the purchase of an existing restaurant location in West Miami, Florida. The Company plans to file its application for a special use and zoning variances with Miami-Dade County, FL during the second quarter of fiscal year 2001. Once the limited partnership is formed, with the Company acting as general partner and up to forty percent owner of the same, funds will be raised to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The renovations are expected to begin during the third quarter of fiscal year 2001 and the restaurant is expected to be open for business by the end of fiscal year 2001. This restaurant is not included in the table of units.

  (5) During the fiscal year, the Company received official notification from the State of Florida, Department of Transportation ("DOT"), that the DOT was exercising its right of eminent domain to "take" the hotel property upon which a restaurant, operated by the Company as general partner of a limited partnership, is located. It is also anticipated that the DOT will take title to the hotel property during the fourth quarter of fiscal year 2001, at which time the restaurant will be forced to close.

  (6) During the third quarter of fiscal year 1999, the Company opened a package liquor store in Fort Lauderdale, Florida.

  (7) During the fourth quarter of fiscal year 2000, the Company entered into a lease for the operation of a package liquor store in Hialeah, Florida. The Company plans to file its application for a zoning variance during the second quarter of fiscal year 2001 and expects the package liquor store to be open for business during the third quarter of fiscal year 2001. This package liquor store is not included in the table of units.

  (8) The lease for one (1) package liquor store owned and operated by the Company in Lake Worth, Florida expires on December 31, 2000 and the Company elected not to exercise its five year renewal option to extend the terms of the same, consequently the package liquor store will close permanently, at the close of business on December 31, 2000. The net book value of the assets in the store approximates $35,000. The past five (5) years the store has operated at approximately break even. The Company does not expect the closing to have a material impact on the Company.

   All of the Company's package liquor stores, restaurants and clubs are operated on leased properties.

   The Company was incorporated in Florida in 1959 and operated in South Florida as a chain of small cocktail lounges and package liquor stores. By 1970, the Company had established a chain of "Big Daddy's" lounges and package liquor stores between Vero Beach and Homestead, Florida. From 1970 to 1979, the Company expanded its package liquor store and lounge operations throughout Florida and opened clubs in five other "Sun Belt" states. In 1975, the Company discontinued most of its package store operations in Florida except in the South Florida areas of Dade, Broward, Palm Beach and Monroe Counties. In 1982 the Company expanded its club operations into the Philadelphia, Pennsylvania area as general partner of several limited partnerships organized by the Company. In March 1985 the Company began franchising its package liquor stores and lounges in the South Florida area. See Note 9 to the consolidated financial statements and the discussion of franchised units on page 6.

   During fiscal year 1987, the Company began renovating its lounges to provide full restaurant food service, and subsequently renovated and added food service to most of its lounges. The restaurant concept, as the Company offers it, has been so well received by the public that food sales now represent approximately 75% of total restaurant sales.

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

Corporate Reorganization
------------------------

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

Financial Information Concerning Industry Segments
--------------------------------------------------

   The Company's business is carried out principally in two segments: the restaurant segment and the package liquor store segment.

   Financial information broken into these two principal industry segments for the two fiscal years ended September 30, 2000 and October 2, 1999 is set forth in the consolidated financial statements which are attached hereto, and is incorporated herein by reference.

The Company's Package Liquor Stores and Restaurants
---------------------------------------------------

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

   The Company's restaurants offer full food and alcoholic beverage service with approximately 75% of their sales being food items. These restaurants are operated under the "Flanigan's Seafood Bar and Grill" servicemark. Although these restaurants provide a neighborhood atmosphere, they have the degree of standardization prevalent in casual dining restaurant chains, including menu. The interior decor is nautical with numerous fishing and boating pictures and decorations. Drink prices may vary between locations to meet local conditions. Food prices are standardized. The restaurants' hours of operation are from 11:00 a.m. to 1:00-5:00 a.m. The Company continues to develop strong customer recognition of its "Flanigan's Seafood Bar and Grill" servicemark through very competitive pricing and efficient and friendly service.

   The Company's package liquor stores and restaurants were designed to permit minor modifications without significant capital expenditures. However, from time to time the Company is required to redesign and refurbish its units at significant cost. See Item 2, Properties and Item 7 for further discussion.

Franchised Package Liquor Stores and Lounges
--------------------------------------------

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

   As of the end of fiscal year 2000, seven units are franchised. Five of these units are franchised to members of the family of the Chairman of the Board and Officers or Directors. The Company has suspended its franchise plan.

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

Franchised Restaurants
----------------------

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

Investment in Joint Ventures
----------------------------

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

   During the third quarter of fiscal year 1998, the Company entered into a lease agreement for a restaurant in Kendall, Florida and a separate agreement for the purchase of the furniture, fixtures and equipment of the existing restaurant. The lease and separate agreement were each contingent upon the Company applying for an receiving zoning variances from Miami-Dade County, Florida. Although zoning variances became final during the first quarter of fiscal year 1999, for reasons beyond the control of the Company, building permits were not issued until September 1999 at which time the renovations commenced. At the same time, the Company raised funds through a private offering for a limited partnership to be formed, to own and renovate the restaurant for operation of the same under the "Flanigan's Seafood Bar and Grill" servicemark.

   The Company is general partner of the limited partnership and is the owner of forty percent of the same, as well as other related parties, including but not limited to officers and directors of the Company and their families. The limited partnership agreement will give the partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of the gross sales from the operation of the restaurant, while the Company acts as general partner only. The restaurant opened for business on April 9, 2000.

   During the third quarter of fiscal year 2000, the Company as agent for a limited partnership to be formed, entered into an agreement for the purchase of an existing restaurant location in West Miami, Florida. The Company plans to file its application for a special use and zoning variances from Miami-Dade County, Florida during the second quarter of fiscal year 2001. Once the limited partnership is formed with the Company as general partner and up to forty percent owner of the same, funds will be raised to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. Other related parties, including but not limited to officers and directors of the Company and their families, are also expected to be limited partners. The limited partnership agreement will give the partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of the gross sales from the operation of the restaurant, while the Company acts as general partner only. The renovations are expected to begin during the third quarter of fiscal year 2001 and the restaurant is expected to open for business by the end of fiscal year 2001.

Clubs
-----

   As of the end of fiscal year 2000, the Company owned one club in Atlanta, Georgia, which was operated by an unaffiliated third party, as discussed below.

Operation of Units by Unaffiliated Third Parties
------------------------------------------------

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

   Pursuant to the Management Agreement, as modified, the Company receives a monthly owner's fee of $12,500, subject to adjustment each year on or about July 1, with an additional owners fee equal to 10% of the gross sales exceeding $1,500,000 for the prior 12 month period, being due the Company. Subsequent to the end of fiscal year 2000, the Company accepted the exercise of the five year renewal option by Mardi Gras Management upon its receipt of a security deposit of $175,000 and the agreement of Mardi Gras Management to pay an additional $25,000 within a reasonable period of time. Simultaneously, with its acceptance of the exercise of the renewal option by Mardi Gras Management, the Company exercised its five year renewal option under the ground lease for the business premises.

Operations and Management
-------------------------

   The Company emphasizes systematic operations and control of all units. Each unit has its own manager who is responsible for monitoring inventory levels, supervising sales personnel, food preparation and service in restaurants and generally assuring that the unit is managed in accordance with Company guidelines and procedures. The Company has in effect an incentive cash bonus program for its managers and salespersons based upon various performance criteria. The Company's operations are supervised by area supervisors. Each area supervisor supervises the operations of the units within his or her territory and visits those units to provide on-site management and support. There are four area supervisors responsible for package store, restaurant and club operations in specific geographic districts.

   All of the Company's managers and salespersons receive extensive training in sales techniques.

   The Company arranges for independent third parties, or "shoppers", to inspect each unit in order to evaluate the unit's operations, including the handling of cash transactions.

Purchasing and Inventory
------------------------

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

Government Regulation
---------------------

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

   In the State of Florida, which represents all but one of the total liquor licenses held by the Company, most of the Company's liquor licenses are issued on a "quota License" basis. Quota licenses are issued on the basis of a population count established from time to time under the latest applicable census. Because the total number of liquor licenses available under a quota license system is limited and restrictions placed upon their transfer, the licenses have purchase and resale value based upon supply and demand in the particular areas in which they are issued. The quota licenses held by the Company allow the sale of liquor for on and off premises consumption only. In Florida, the other liquor licenses held by the Company or limited partnerships of which the Company is the general partner are restaurant liquor licenses, which do not have quota restrictions and no purchase or resale value. A restaurant liquor license is issued to every applicant who meets all of the state and local licensing requirements, including, but not limited to zoning and minimum restaurant size, seating and menu. The restaurant liquor licenses held by the Company allow the sale of liquor for on premises consumption only.

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

   The Company is subject in certain states to "dram shop" or "liquor liability" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person. See Item 1, Insurance and Item 3, Legal Proceedings for further discussion. The Company maintains a continuous program of training and surveil-lance from its corporate headquarters to assure compliance with all applicable liquor laws and regulations. During the fourth quarter of fiscal year 1997, the Division of Alcoholic Beverages and Tobacco (DABT), subpoenaed several employees of the Company to inquire about three cash purchases of inventory made in calendar years 1995 and 1996 from a distributor, without invoices. The total purchase price for the inventory was $5,100. The Company was charged administratively by the DABT for failing to have invoices for these cash transactions, but during the fourth quarter of fiscal year 1999, the Company entered in a settlement agreement with the DABT and paid a fine of $4,000. At its meeting on September 4, 1997,the Board of Directors was advised of the investigation by the DABT and unanimously passed a resolution prohibiting management from purch-asing inventory without an invoice and in cash. Otherwise, during the fiscal years ended October 2, 1999, and September 30, 2000, and through the present time, no significant pending matters have been initiated by the DABT concerning any of the Company's licenses which might be expected to result in a revocation of a liquor license or other significant actions against the Company.

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

Insurance
---------

   The Company has general liability insurance which incorporates a semi-self-insured plan under which the Company assumes the full risk of the first $50,000 of exposure per occurrence. The Company's insurance carrier is
responsible  for  $1,000,000   coverage  per  occurrence   above  the  Company's
self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During the fiscal year, the Company was able to purchase excess liability insurance at a reasonable premium, whereby the Company's excess insurance carrier is responsible for $4,000,000 coverage above the Company's primary general liability insurance coverage. The Company is self- insured against liability claims in excess of $5,000,000.

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

   An accrual for the Company's estimated liability on liability claims is included in the consolidated balance sheets in the caption "Accounts Payable and Accrued Expenses". A significant unfavorable judgment or settlement against the Company in excess of its liability insurance coverage could have a materially adverse effect on the Company.

Competition and the Company's Market
------------------------------------

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

   As previously noted, at September 30, 2000 the Company owned and operated six restaurants, all of which had formerly been lounges and were renovated to provide full food service. These restaurants compete directly with other restaurants serving liquor in the area. The Company's restaurants are competitive due to four factors; product quality, portion size, moderate pricing and a standardization throughout the Company owned restaurants and most of the franchises.

   The Company's business is subject to seasonal effects, in that liquor purchases tend to increase during the holiday seasons.

Trade Names
-----------

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

Employees
---------

   As of year end, the Company employed 342 employees, of which 267 were full-time and 75 were part-time. Of these, 26 were employed at the corporate offices. Of the remaining employees, 32 were employed in package liquor stores and 284 in restaurants.

   None of the Company's employees are represented by collective bargaining organizations. The Company considers its labor relations to be favorable.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

                              Positions and Offices                                  Office or Position
      Name                       Currently Held                         Age              Held Since
      ----                       --------------                         ---              ----------
Joseph G. Flanigan            Chairman of the Board                      71                 1959
                              of Directors, Chief
                              Executive Officer and
                              President

William Patton                Vice President                             77                 1975
                              Community Relations

Edward A. Doxey               Chief Financial Officer and Secretary      59                 1992

Jeffrey D. Kastner            Assistant Secretary                        47                 1995


Item 2. Properties
------------------

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

   All of the Company's units require periodic refurbishing in order to remain competitive. The Company has budgeted $500,000 for its refurbishing program for fiscal year 2001 which includes expenditures in order to bring the stores into compliance with ADA. See Item 7, "Liquidity and Capital Resources" for discussion of the amounts spent in fiscal year 2000.

   The following table summarizes the Company's properties as of September 30, 2000 including franchise locations, a club and Company managed locations.

                                                      Square      License               Lease
     Name and Location                    Footage     Seats       Owned by              Terms
     -----------------                    -------     -----       --------              -----
Big Daddy's Liquors #8                    1,800        N/A        Company          5/1/99 to 4/30/14
Flanigan's Enterprises, Inc.
959 State Road 84
Fort Lauderdale, FL

Flanigan's Seafood Bar                    4,300        130        Company          10/1/71 to 12/31/04
and Grill #9                                                                       and Option to
Flanigan's Enterprises,                                                            12/31/09
Inc. (2)
1550 W.84th Street

Hialeah, FL

Flanigan's Legends                        5,000        150        Franchise        1/4/00-1/3/20
Seafood Bar and Grill #11,                                                         Option to 1/3/25
11 Corporation (3)
330 Southern Blvd.
W. Palm Beach, FL

Flanigan's Legends                        5,000        180        Franchise        11/15/92 to 11/15/02
Seafood Bar and Grill                                                              Option to 11/15/12
#12 Galeon Tavern, Inc. (3)
2401 Tenth Ave. North
Lake Worth, FL

Flanigan's Seafood                        5,000        200        Joint            N/A
Bar & Grill #13                                                   Venture
CIC Investors #13 Ltd.
1549 NW LeJeune Rd
Miami, FL

Flanigan's Seafood                        3,320        90         Franchise        6/1/79 to 6/1/04
Bar and Grill #14,                                                                 Option to 6/1/09
Big Daddy's #14, Inc. (2)(3)(5)(10)
2041 NE Second St.
Deerfield Beach, FL

Piranha Pats II-#15                       4,000        90         Joint            3/2/76 to 8/31/01
CIC Investors #15 Ltd. (3) (5)                                    Venture/         Options to 8/31/11
1479 E. Commercial Blvd.                                          Franchise
Ft. Lauderdale, FL

                                                      Square      License                Lease
    Name and Location                    Footage      Seats       Owned by               Terms
    -----------------                    -------      -----       --------               -----
Flanigan's Seafood                       4,300        100         Franchise        2/15/72 to 12/31/05
Bar and Grill #18                                                                  Option to 12/31/10
Twenty Seven Birds Corp.
(2)(3)(5)

2721 Bird Avenue
Miami, FL

Flanigan's Seafood                       4,500        160         Company          3/1/72 to 12/31/05
Bar and Grill #19
Flanigan's Enterprises, Inc.
(2)(4)
2505 N. University Dr.
Hollywood, FL

Flanigan's Seafood                       5,100        140         Company          7/15/68 to 12/31/01
Bar and Grill #20                                                                  Options to 12/31/05
Flanigan's Enterprises                                                             Additional Lease
Inc.  (2)                                                                          5/1/69 to 12/31/01
13205 Biscayne Blvd.                                                               Options to 12/31/05
North Miami, FL

Flanigan's Seafood                       4,100        200         Company          12/16/68 to 12/31/05
Bar and Grill #22                                                                  Option to 12/31/10
Flanigan's Enterprises
Inc. (2)(4)
2600 W. Davie Blvd.
Ft. Lauderdale, FL

Flanigan's Enterprises                   3,000        90          Company          7/1/50 to 6/30/49
Inc. #27 (9)
732-734 NE 125th St.
North Miami, FL

Flanigan's Seafood                       4,600        150         Company          9/6/68 to 12/31/05
Bar and Grill #31                                                                  Option to 12/31/10
Flanigan's Enterprises
Inc. (2)
4 N. Federal Highway
Hallandale, FL

Flanigan's Guppy's                       4,620        130         Franchise        11/1/68 to 10/31/03
Seafood Bar and Grill #33                                                          New Lease
Guppies, Inc. (2)(3)(5)                                                            11/1/03 to 12/31/09
45 S. Federal Highway
Boca Raton, FL

Big Daddy's Liquors                      3,000        N/A         Company          5/29/97 to 5/28/02
#34, Flanigan's                                                                    Options to 5/28/17
Enterprises, Inc. (1)
9494 Harding Ave.
Surfside, FL

                                                      Square      License               Lease
    Name and Location                    Footage      Seats       Owned by              Terms
    -----------------                    -------      -----       --------              -----
Big Daddy's Liquors                       4,600        N/A        Company          3/10/87 to 12/31/00
#36, Flanigan's                                                                    Additional Lease
Enterprises, Inc. (2)(11)                                                          4/29/87 to 12/31/00
102 N. Dixie Highway                                                               Option to 12/31/05
Lake Worth, FL

Flanigan's Seafood                        4,600        140        Company          4/1/71 to 12/31/05
Bar and Grill #40                                                                  Options to 12/31/15
Flanigan's Enterprises
Inc. (2)
5450 N. State Road 7
Ft. Lauderdale, FL

Piranha Pat's #43                         4,500        90         Franchise        12/1/72 to 11/30/02
BD 43 Corporation (2)(3)(5)                                                        Option to 11/30/12
2500 E. Atlantic Blvd.
Pompano Beach, FL

Big Daddy's Liquors                       6,000        N/A        Company          12/21/68 to 1/1/10
#47, Flanigan's                                                                    Options to 1/1/60
Enterprises, Inc. (6)(8)
8600 Biscayne Blvd.
Miami, FL

Flanigan's Seafood                        6,800        200        Joint            8/1/97 to 12/31/11
Bar and Grill #60,                                                Venture
CIC Investors #60 Ltd.
9516 Harding Avenue
Surfside, FL

Flanigan's Seafood                        4,850        161        Joint            4/1/98 to 3/31/08
Bar and Grill #70                                                 Venture          Options to 3/31/28
12790 SW 88 St
Kendall, FL

Flanigan's Enterprises                   10,000        400        Company          5/1/76 to 4/30/06
#600 (7)
Powers Ferry Landing
Atlanta, GA

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

(11) Lease expires December 31, 2000 and the Company elected not to exercise the final five year renewal option.

Item 3. Legal Proceedings.
--------------------------

   Due to the nature of the business, the Company is sued from time to time by patrons, usually for alleged personal injuries occurring at the Company's business locations. The Company has liability insurance which incorporates a semi-self-insured plan under which the Company assumes the full risk of the first $50,000 of exposure per occurrence. The Company's primary general liability insurance carrier is responsible for $1,000,000 coverage per occurrence above the Company's self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During the fiscal year, the Company was able to purchase excess liability insurance, at a reasonable premium whereby the Company's excess insurance carrier is responsible for $4,000,000 coverage above the Company's primary general liability insurance coverage. Certain states have liquor liability (dram shop) laws which allow a person injured by an "obviously intoxicated person" to bring a civil suit against the business (or social host) who had served intoxicating liquors to an already "obviously intoxicated person". The Company's insurance coverage relating to this type of incident is limited.

   Dram shop claims normally involve traffic accidents and the Company generally does not learn of dram shop claims until after a claim is filed and then the Company vigorously defends these claims on the grounds that its employee did not serve an "obviously intoxicated person". Damages in most dram shop cases are substantial. At the present time, there are no dram shop cases pending against the Company. The Company has in place insurance coverage to protect it from losses, if any.

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

  During the fiscal year 2000, the Company was served with several complaints alleging violations of the Americans with Disabilities Act, ("ADA"), at all of its locations. The lawsuits included the restaurants owned by the limited partnerships and franchises. The sudden influx of lawsuits alleging ADA violations was due to the fact that it is likely that the ADA will be amended to include a provision requiring plaintiffs to provide the potential defendant with 90 days notice of ADA violations prior to filing suit, during which time the violations may be corrected. As of now, the ADA has no notice provision and the first time that the Company received notice of any ADA violations was when it was served with a copy of the complaint. The Company has retained an ADA expert. who is in the process of inspecting all locations, including the limited partnerships and franchises, and will provide a report setting forth ADA violations which need to be corrected. It is the Company's intent to correct all ADA violations noted by its ADA expert and then vigorously defend the lawsuits arguing that all locations are in compliance. The cost to correct the ADA violations is included in the budget for capital improvements during fiscal year 2000-2001.

Item 4. Submission of matters to a Vote of Security Holders.
------------------------------------------------------------

   During the fourth quarter of fiscal year 2000 the Company did not submit any matter to a vote of the security holders

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------

                        RANGE OF PER SHARE MARKET PRICES
               ADJUSTED FOR 2 FOR 1 STOCK SPLIT PAID APRIL 1, 1999

                          Fiscal 2000              Fiscal 1999
                          -----------              -----------

                         High      Low            High      Low

First quarter            6-1/4     4-1/4          5-1/8     3-5/8
Second quarter           5-5/8     4-1/8          8         4-3/16
Third quarter            4-3/4     3-3/4          6-7/8     3-3/4
Fourth quarter           4-5/8     3-3/4          5-3/8     4-1/8

   On December 10, 1998 the Company declared a cash dividend of 20 cents per share (pre split shares) payable February 1, 1999 to shareholders of record as of January 4, 1999.

   On February 26, 1999 the Company declared a two for one stock split payable April 1, 1999 to shareholders of record on March 17, 1999.

   On February 14, 2000 the Company declared a cash dividend of 11 cents per share payable March 17, 2000 to shareholders of record as of March 1, 2000.

Item 6. Selected Financial Data.

Not required

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

Results of Operations
---------------------

General
-------

     As of September 30, 2000, the Company was operating fifteen units. The Company had interests in an additional seven units which had been franchised by the Company. Of the units operated by the Company, four were combination package liquor stores and restaurant, six were restaurants only and four were package liquor stores only. There was one club operated by an unaffiliated third party under a management agreement. During fiscal year 1999, one restaurant only was closed with the expiration of its lease and the liquor license and some of the furniture, fixtures and equipment were sold to an unaffiliated third party. The closing of the restaurant resulted in a $51,000 loss to the Company. During fiscal year 1999 the Company opened one package liquor store only in Fort Lauderdale, Florida, and purchased the Management Agreement of a franchise, which includes the right to manage the franchised restaurant only. During fiscal year 2000, one restaurant only, owned by a limited partnership of which the Company acts as general partner, was opened for business.

REVENUES (in thousands):
                                  Fifty Two             Fifty Two
                                 Weeks Ended           Weeks Ended
Sales                           Sept. 30, 2000         Oct. 2, 1999
-----                           --------------         ------------
Restaurant, food              $  11,485  49.5%       $ 10,708  51.8%
Restaurant, bar                   2,859  12.3%          2,722  13.2%
Package goods                     8,870  38.2%          7,255  35.0%
                                 ------ -----           ----- -----
 Total                           23,214 100.0%         20,685 100.0%

Franchise revenues                1,065                   894
Owners fee                          261                   230
Joint venture income                460                   341
Other operating income              160                   165
                                 ------                ------
Total Revenues                $  25,160              $ 22,315

   As the table above illustrates, total revenues have increased for the fiscal year ended September 30, 2000 when compared to the fiscal year ended October 2, 1999.

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

   During the second quarter of fiscal year 1999, the Company formed a limited partnership to renovate and operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark in Kendall, Florida, as general partner and forty percent owner of the same. Due to the difficulties in obtaining the required permits to begin construction which were beyond control of the Company, construction began in the first quarter of fiscal year 2000 and the restaurant opened for business during the third quarter of fiscal year 2000. The Company reported income of $17,000 for the fiscal year ended September 30, 2000 as compared to the recognition of a $106,000 loss for the fiscal year ended October 2, 1999. The loss was attributed to pre-opening costs and expenditures of certain intangible costs as required by SOP-98-5, "reporting on the cost of start-up activities".

   During the second quarter of fiscal year 1999 the Company entered into a lease for a package liquor store in Fort Lauderdale, FL. The package liquor store opened for business during the third quarter of fiscal year 1999.

   During the first quarter of the fiscal year ended September 30, 2000, the Company purchased, for $850,000 in cash, a two story building in Fort Lauderdale, Florida, which will be used as the Company's corporate office. The Company also plans to renovate a portion of the ground floor of the office building to be used as a package liquor store.

   During the third quarter of fiscal year 2000, the Company, as agent for a limited partnership to be formed, entered into an agreement for the purchase of an existing restaurant location in West Miami, Florida. The Company is completing its application for a special use and zoning variances from Miami-Dade County, Florida and expects to file its application during the second quarter of fiscal year 2001.

  Restaurant food sales represented 49.5% of total sales in the fiscal year ended September 30, 2000 as compared to 51.8% in the fiscal year ended October 2, 1999. The weekly average of same store restaurant food sales was $220,859 and $198,057 for the fiscal year ended September 30, 2000 and the fiscal year ended October 2, 1999 respectively, an increase of 11.5%.

   Restaurant bar sales represented 12.3% of total sales in the fiscal year ended September 30, 2000 as compared to 13.2% in the fiscal year ended October 2, 1999. The weekly average of same store restaurant bar sales was $54,981 and $50,226 for the fiscal year ended September 30, 2000 and the fiscal year ended October 2, 1999 respectively, an increase of 9.5%.

   Package store sales with same store weekly sales averaged $147,923 and $133,173 for the fiscal year ended September 30, 2000 and the fiscal year ended October 2, 1999 respectively, an increase of 11.1%.

   Franchise revenue increased to $1,065,000 for the fiscal year ended September 30, 2000 as compared to $894,000 for the fiscal year ended October 2, 1999. The increase in franchise revenue resulted from higher sales for the franchises, and the opening of an additional joint venture restaurant during the third quarter of the fiscal year ended September 30, 2000.

   Owner's fee represents fees received pursuant to a Management Agreement from the operation of a club owned by the Company in Atlanta, Georgia. The Management Agreement was amended effective July 1, 1996, whereby the Company also receives ten percent of sales exceeding $1,500,000 per annum as additional owner's fees. Income from this club was $261,000 for the fiscal year ended September 30, 2000 as compared to $230,000 for the fiscal year ended October 2, 1999.

   The gross profit margin for restaurant sales were 63.9% and 64.2% for the fiscal years 2000 and 1999 respectively.

   The gross profit margin for package goods sales were 26.4% and 26.6%, for the fiscal years 2000 and 1999 respectively.

   Overall gross profits were 49.5% and 50.7% for the fiscal years 2000 and 1999 respectively.

Operating Costs and Expenses
----------------------------

   Operating costs and expenses for the fiscal year ended September 30, 2000 were $23,380,000 compared to $20,772,000 for the fiscal year October 2, 1999. Operating expenses are comprised of the cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses.

   Payroll and related costs which include workers compensation insurance premiums were $6,724,000 and $6,135,000 for fiscal years 2000 and 1999, respectively. The 9.6 % increase is attributed to increases in salaries paid to all employees in order to recruit and maintain competent individuals in a very competitive labor market.

   Occupancy costs, which include rent, common area maintenance, repairs and taxes were $1,050,000 and $1,033,000 for fiscal years 2000 and 1999 respectively. The 1.6% increase was attributable to increases in property maintenance.

   Selling, general and administrative expenses were $3,889,000 for the fiscal year ended September 30, 2000 and $3,410,000 for the fiscal year ended October 2, 1999. The net increase of 13.9% in selling, general and administrative expenses is due to a general increase in prices.

Other Income and Expenses
-------------------------

   Other income and expense were a loss of $75,000 for the fiscal year ended September 30, 2000 as compared with income of $232,000 for the fiscal year ended October 2, 1999.

   During the fourth quarter of fiscal year 1999 the Company recovered $157,000 from a worker's compensation settlement for a claim in fiscal year 1994 and reduced by $118,000 a worker's compensation reserve from a claim in fiscal year 1993.

  During fiscal year 2000 the Company's interest expense was $177,000 as compared with $148,000 for the fiscal year ended October 2, 1999.

   The category "Other, net" was $44,000 for the fiscal year ended September 30, 2000 and $325,000 for the fiscal year ended October 2, 1999. Other, net in the consolidated statements of income consists of the following for the fiscal years ended September 30, 2000 and October 2, 1999:

                                               Fiscal
                                             Years Ended
                                         -------------------
                                           2000       1999
                                         ========   ========
Non-franchise related rental income     $ 31,000    $ 36,000
Loss on retirement of fixed assets          -        (66,000)
Insurance recovery & reserve reduction       -       275,000
Gain on sale of liquor license             8,000      30,000
Miscellaneous                              5,000      50,000
                                         -------     -------
Other Net                              $  44,000   $ 325,000
                                         ========    =======

Trends
------

   During the next twelve months management expects continued increases in restaurant and package goods sales, both for Company stores and franchised stores. The Company anticipates expenses to increase slightly, therefore increasing overall profits before income taxes.

  The Company utilized the balance of its net operating loss carryforward during fiscal year 2000. The provision for income taxes was $341,000 for fiscal year ended September 30, 2000 as compared with a benefit of $593,000 for the fiscal year ended October 2, 1999 due the recognition of the deferred tax asset and the utilization of the net operating loss carryforward.

  The Company intends to add additional restaurants and package stores as cash becomes available.

Liquidity and Capital Resources
-------------------------------

Cash Flows
----------

   The following table is a summary of the Company's cash flows for the fiscal years ended September 30, 2000 and October 2, 1999:

                                                   Fiscal
                                                 Years Ended
                                              ----------------
                                              2000        1999
                                              ----        ----
                                                 (in thousands)

Net cash provided by operating activities    $   558    $ 2,652

Net cash used in investing activities         (1,412)    (1,032)

Net cash used in financing activities           (159)    (1,336)
                                              -------    -------

Net increase (decrease) in cash
and equivalents                               (1,013)       284

Cash and equivalents, beginning of year        1,752      1,468
                                              ------      -----

Cash and equivalents, end of year            $   739    $ 1,752
                                              ======     ======

The Year 2000 Issue
-------------------

   The Company completed the installation of a Great Plains Accounting Package in fiscal year 1999 to address the year 2000 issue at a cost of $152,000. The system is fully operational and is year 2000 compliant. The Company incurred consultants fees, in the amount of $113,000, which were expensed during fiscal year 1999, and $46,000 which were expensed during fiscal year 2000.

   The Company utilizes POSitouch cash registers in its restaurant operations and Omron cash registers in its package liquor operations. The registers record revenues and calculate inventory. Both systems are year 2000 compliant.

Improvements
------------

   Capital expenditures were $1,945,000 and $934,000 during fiscal years 2000 and 1999, respectively. The capital expenditures for both fiscal years were for upgrading existing units serving food, improvements to package liquor stores and the replacement of the corporate computer system. The fiscal year 2000 capital expenditures included the purchase of an office building for $850,000. The corporate offices will be located in the building.

   All of the Company's units require periodic refurbishing in order to remain competitive . During fiscal 1992, as cash flow improved, the Company embarked on a refurbishing program which continued through fiscal year 2000. The budget for fiscal year 2001 includes approximately $500,000 for this purpose and an additional $250,000 for renovations to the office building. The Company expects the funds for these improvements to be provided from operations.

Property and Equipment
----------------------

   The Company purchased an office building for $850,000 during the first quarter of 2000. As the end of fiscal year 2000, the Company had not received the required building permits to begin renovations to the building. The Company estimates the permits will be issued during the first quarter of fiscal year 2001 and the cost of the renovations will approximate $250,000. The Company expects that the funds for these improvements will be provided from operations.

Long Term Debt
--------------

   In order to ensure that the Company had adequate cash reserves in view of its investment in joint ventures, and for other improvements, during the second quarter of fiscal year 1997, the Board of Directors authorized the Company to borrow up to $1,200,000 at an interest rate of twelve percent (12%) per annum and fully amortized over five (5) years. During the fourth quarter of fiscal year 1997, the Company borrowed $375,000 from investors, in units of $5,000, which loan is fully secured with specific receivables owned by the Company.

   During the first quarter of fiscal year 1998, the Company closed on its loan from Bank of America (formerly Barnett Bank and Nations Bank) in the principal amount of $500,000 with interest at prime rate. Equal quarterly principal payments began March 31, 1998 with interest payable monthly. The Company prepaid the loan in full during the third quarter of fiscal year 1999.

   The Company closed on its $1,000,000 loan with Bank of America (formerly Nations Bank) during the second quarter of fiscal year 2000. The promissory note earns interest at prime rate, payable monthly on the outstanding principal balance, with quarterly payments of principal commencing at the rate of $50,000 per quarter for 8 quarters, and then at the rate of $75,000 per quarter for 8 quarters, at which time any outstanding principal balance and all accrued interest shall be due in full. The promissory note is secured by a security interest in all assets of the Company, including the office building purchased by the Company. The promissory note may be paid at any time, in whole or in part, with any prepayments applying against the quarterly payment or payments of principal next due.

   The Company repaid long term debt, including the Bank of America note payable, capital lease obligations and Chapter 11 bankruptcy damages in the amount of $421,000 and $807,000 in fiscal years 2000 and 1999 respectively.

Working capital
---------------

   The table below summarizes the current assets, current liabilities and working capital for the fiscal years 2000 and 1999:

                                     Sept. 30         Oct. 2
Item                                   2000            1999
----                                 --------         ------
Current assets                     $ 3,419,000    $ 4,075,000
Current liabilities                  2,136,000      2,693,000
Working capital                      1,283,000      1,382,000

   Management believes that positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures in fiscal year 2001.

Income Taxes
------------

   Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not. For discussion regarding the Company's net operating loss carryforwards refer to Note 7 to the consolidated financial statements for fiscal year ended September 30, 2000.

Bankruptcy Proceedings
----------------------

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

   During fiscal year 1986 the Company terminated or rejected 34 leases. Many of the leases remaining were renegotiated to five year terms, with three five year renewal options at fair market rental. As was their right under the Bankruptcy Code, the landlords of properties rejected by the Company filed claims for losses or damages sustained as a result of the Company's rejection of such leases. The amount of such damages is limited by federal law. The Company outlined a schedule for payment of these damages in the Amended Plan. As noted above, the Amended Plan was approved in the Bankruptcy Court on May 5, 1987. The gross amount of damages payable to creditors for the rejected leases was $4,278,000. Since the damage payments were to be made over nine years, the total amount due was discounted at a rate of 9.25%. See Note 6 to the consolidated financial statements for the current payment schedule of these damages.

Other Legal Matters
-------------------

   Through the end of fiscal year 1990, the Company was uninsured for dram shop liability. See page 13 for further discussion regarding dram shop suits.

   During the fiscal year, the Company received official notification from the State of Florida, Department of Transportation, ("DOT"), that DOT was exercising ifs right of eminent domain to "take" the hotel property upon which a restaurant, operated by the Company as general partner of a limited partnership is located. The DOT made its initial offer for the property approximately 60 days ago and it is anticipated that suit for eminent domain will be filed at any time, with the DOT depositing funds representing its offer into the Registry of the Court. If an agreement is not reached over the value of the property taken, the value is decided by the court. A dispute has also arisen with the hotel owner over the limited partnership's right to participate in an award paid by DOT. It is the Company's position that the limited partnership has possessory rights to the restaurant property, which entitles it to substantial damages. If an agreement is not reached with the hotel owner upon an equitable distribution of the condemnation award, the issue will also be decided by the court. Eminent domain cases are heard by the court on an expedited basis, moving to the top of the jury calendar. It is also anticipated that the DOT will take title to the hotel property during the fourth quarter of fiscal year 2001, at which time the restaurant will be forced to close.

Other Matters
-------------

   Impact of Inflation
   -------------------

   The Company does not believe that inflation has had any material effect during the past two fiscal years. To the extent allowed by competition, the Company recovers increased costs by increasing prices.

                  Post Retirement Benefits Other Than Pensions
                  --------------------------------------------

   The Company currently provides no post retirement benefits to any of its employees, therefore Financial Accounting Standards Board Statement No. 106 has no effect on the Company's financial statements.

   Subsequent Events
   -----------------

   None

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------

   Financial statements of the Company at September 30, 2000 and October 2, 1999, which include each of the two years in the period ended September 30, 2000 and the independent certified public accountants' report thereon, are included herein.

Item 9. Change in Certifying Accountant.
----------------------------------------

   On February 26, 1999, the Audit Committee recommended and the Board of Directors adopted a resolution authorizing management (i) to dismiss Arthur Andersen, LLP, ("AA"), as the Company's independent accountant, effective upon management's notification to AA of such dismissal, and (ii) concurrently with such dismissal, to engage Rachlin Cohen & Holtz LLP, ("RCH"), as the Company's independent accountant for the fiscal year ended October 2, 1999.

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

   By a current report on Form 8-K, dated March 5, 1999 and filed with the Securities and Exchange Commission on March 12, 1999, in connection with AA's dismissal, the Company reported that during the two (2) most recent fiscal years, and in the subsequent interim period, there had been no disagreements between the Company's management and AA on any matters of accounting principles or practices, Financial Statements, disclosure or auditing scope and procedures which, if not resolved to the satisfaction of AA, would have caused AA to make reference to the matters in an auditor's report. By letter dated March 5, 1999, and filed with the Securities and Exchange Commission, AA agreed with the Company's report.

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

   The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to regulation 14A under the Securities and Exchange Act of 1934, as amended (the 2001 Proxy Statement), is incorporated herein by reference. See also "Executive Officers of the Registrant" included in Part I hereof.

Item 11. Executive Compensation.
--------------------------------

   The information set forth in the 2001 Proxy Statement under the caption "Executive Compensation" is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

   The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement is incorporated by reference.

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

   The information set forth under the caption  "Election of Directors - Certain
Relationships  and  Related   Transactions"  in  the  2001  Proxy  Statement  is
incorporated by reference.

                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.
-------------------------------------------------------------------------

(a) 1. Financial Statements
---------------------------

       All  the  financial   statements,   financial   statement   schedule  and
supplementary data listed in the accompanying Index to Exhibits are filed as part of this Annual Report.

    2. Exhibits
    -----------

       The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.

(b) Reports on Form 8-K
-----------------------

       No reports on form 8-K were filed during the fourth quarter of fiscal year 2000 or subsequent to year end.

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

(10)(x) Limited Partnership Agreement of CIC Investors #70, Ltd. dated February 1999 between Flanigan's Enterprises, Inc. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning forty percent of the limited partnership. (Item 14 (a) (10) (x) of Form 10-KSB dated October 2, 1999 is incorporated herein by reference)

(11) Statement regarding computation of per share earnings is set forth in this Annual Report on Form 10-KSB.

(13) Registrant's Form 10-KSB constitutes the Annual Report to Shareholders for the fiscal year ended September 30, 2000.

(22)(a)  Company's  subsidiaries  are set  forth in this  Annual  Report on Form
10-KSB.

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Flanigan's Enterprises, Inc.
                            Registrant

                            By: JOSEPH G. FLANIGAN  Date:  12/29/00
                                ------------------         --------
                                Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

JOSEPH G. FLANIGAN      Chairman of the Board,        Date:  12/29/00
------------------      Chief Executor Officer,              --------
Joseph G. Flanigan      and President


EDWARD A. DOXEY         Chief Financial Officer       Date:  12/29/00
---------------         Secretary and Director               --------
Edward A. Doxey

CHARLES KUHN            Director                      Date:  12/29/00
------------                                                 --------
Charles Kuhn

GERMAINE M. BELL        Director                      Date:  12/29/00
----------------                                             --------
Germaine M. Bell

CHARLES E. MCMANUS      Director                      Date:  12/29/00
------------------                                           --------
Charles E. McManus

JEFFREY D. KASTNER      Assistant Secretary           Date:  12/29/00
------------------      and Director                         --------
Jeffrey D. Kastner

WILLIAM PATTON          Vice President, Public        Date:  12/29/00
--------------          Relations and Director               --------
William Patton

JAMES G. FLANIGAN       Director                      Date:  12/29/00
-----------------                                            --------
James G. Flanigan

PATRICK J. FLANIGAN     Director                      Date:  12/29/00
-------------------                                          --------
Patrick J. Flanigan

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------


                                                                PAGE
                                                                ----


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS               F-1

CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheet                                                 F-2

   Statements of Income                                          F-3

   Statements of Stockholders' Equity                            F-4

   Statements of Cash Flows                                    F-5-F-6

   Notes to Financial Statements                               F-7-F-23

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors and Stockholders
Flanigan's Enterprises, Inc.
Fort Lauderdale, Florida


We have audited the accompanying consolidated balance sheet of Flanigan's Enterprises, Inc. and Subsidiaries as of September 30, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flanigan's
Enterprises, Inc. and Subsidiaries as of September 30, 2000, and the consolidated results of their operations and their cash flows for the two years then ended in conformity with generally accepted accounting principles.


                            RACHLIN COHEN & HOLTZ LLP


Fort Lauderdale, Florida
November 22, 2000

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2000


                                      ASSETS
                                      ------


Current Assets:
    Cash and cash equivalents                                              $    739,000
    Notes and mortgages receivable, current maturities, net                     119,000
    Due from franchisees                                                        186,000
    Other receivables                                                           264,000
    Inventories                                                               1,382,000
    Prepaid expenses                                                            318,000
    Deferred tax assets                                                         411,000
                                                                           ------------
      Total current assets                                                    3,419,000
                                                                           ------------

Property and Equipment                                                        5,317,000
                                                                           ------------

Leased Property Under Capital Leases, Net                                        60,000
                                                                           ------------

Other Assets:
    Liquor licenses, net                                                        271,000
    Notes and mortgages receivable, net                                         147,000
    Investments in joint ventures                                             1,530,000
    Deferred tax assets                                                         251,000
    Other                                                                       214,000
                                                                           ------------
         Total other assets                                                   2,413,000
                                                                           ------------
         Total assets                                                      $ 11,209,000
                                                                           ============


                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

Current Liabilities:
    Accounts payable and accrued expenses                                  $  1,514,000
    Current portion of long-term debt                                           295,000
    Current obligations under capital leases                                     38,000
    Current portion of damages payable on terminated or rejected leases         289,000
                                                                           ------------
         Total current liabilities                                            2,136,000
                                                                           ------------

Long-Term Debt, Net of Current Maturities                                     1,160,000
                                                                           ------------

Obligations Under Capital Leases, Net of Current Portion                        135,000
                                                                           ------------

Damages Payable on Terminated or Rejected Leases, Net of Current Portion        111,000
                                                                           ------------

Commitments, Contingencies, Other Matters and Subsequent Event                     --

Stockholders' Equity:
    Common stock, $.10 par value; 5,000,000 shares authorized;
      4,197,642 shares issued                                                   420,000
    Capital in excess of par value                                            6,052,000
    Retained earnings                                                         6,565,000
    Notes receivable on sale of common stock                                   (181,000)
    Treasury stock, at cost, 2,341,164 shares                                (5,189,000)
                                                                           ------------
         Total stockholders' equity                                           7,667,000
                                                                           ------------
         Total liabilities and stockholders' equity                        $ 11,209,000
                                                                           ============


                See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

               YEARS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999


                                                                  2000            1999
                                                                  ----            ----

Revenues:
    Restaurant food sales                                    $ 11,485,000    $ 10,708,000
    Restaurant beverage sales                                   2,859,000       2,722,000
    Package goods sales                                         8,870,000       7,255,000
    Franchise-related revenues                                  1,065,000         894,000
    Owner's fee                                                   261,000         230,000
    Joint venture income                                          460,000         341,000
    Other operating income                                        160,000         165,000
                                                             ------------    ------------
                                                               25,160,000      22,315,000
Costs and Expenses:
    Cost of merchandise sold:
      Restaurants and lounges                                   5,185,000       4,871,000
      Package goods                                             6,532,000       5,323,000
    Payroll and related costs                                   6,724,000       6,135,000
    Occupancy costs                                             1,050,000       1,033,000
    Selling, general and administrative expenses                3,889,000       3,410,000
                                                             ------------    ------------
                                                               23,380,000      20,772,000

Income from Operations                                          1,780,000       1,543,000
                                                             ------------    ------------

Other Income (Expense):
    Interest expense on obligations under capital leases          (46,000)        (34,000)
    Interest expense on long-term debt and damages payable       (131,000)       (114,000)
    Interest income                                                54,000          52,000
    Recognition of deferred gains                                   4,000           3,000
    Other (Note 14)                                                44,000         325,000
                                                             ------------    ------------
                                                                  (75,000)        232,000

Income Before Provision for Income Taxes                        1,705,000       1,775,000
                                                             ------------    ------------

Provision (Benefit) for Income Taxes (Note 7):
    Current                                                       373,000          37,000
    Deferred                                                      (32,000)       (630,000)
                                                             ------------    ------------
                                                                  341,000        (593,000)
                                                             ------------    ------------

Net Income                                                   $  1,364,000    $  2,368,000
                                                             ============    ============

Net Income Per Common Share:
    Basic                                                    $       0.73    $       1.21
                                                             ============    ============
    Diluted                                                  $       0.71    $       1.15
                                                             ============    ============

Weighted Average Shares and Equivalent Shares Outstanding:
    Basic                                                       1,856,000       1,957,000
                                                             ============    ============
    Diluted                                                     1,931,000       2,062,000
                                                             ============    ============

                  See notes consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               YEARS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

                                                                                                                    Notes
                                                             Common Stock                                        Receivable
                                                             ------------          Capital in                    on Sale of
                                                                                   Excess of       Retained        Common
                                                         Shares        Amount      Par Value       Earnings         Stock
                                                         ------        ------      ---------       --------         -----
Balance, October 3, 1998                               4,197,642   $   420,000   $ 6,185,000    $ 3,234,000    $      --

Year Ended October 2, 1999:
    Dividends paid ($0.10 per share)                        --            --            --         (186,000)          --
    Net income                                              --            --            --        2,368,000           --
    Purchase of treasury stock                              --            --            --             --             --
    Common stock issued in exchange for
      notes receivable                                      --            --          61,000           --         (198,000)
    Exchange of shares - exercise of stock options          --            --        (188,000)          --             --
    Payments received on notes receivable                   --            --            --             --            6,000
                                                     -----------   -----------   -----------    -----------    -----------

Balance, October 2, 1999                               4,197,642       420,000     6,058,000      5,416,000       (192,000)

Year Ended September 30, 2000:
    Dividends paid ($0.11 per share)                        --            --            --         (215,000)          --
    Net income                                              --            --            --        1,364,000           --
    Purchase of treasury stock                              --            --            --             --             --
    Exchange of shares - exercise of stock options          --            --          (6,000)          --             --
    Payments received on notes receivable                   --            --            --             --           11,000
                                                     -----------   -----------   -----------    -----------    -----------

Balance, September 30, 2000                            4,197,642   $   420,000   $ 6,052,000    $ 6,565,000    $  (181,000)
                                                     ===========   ===========   ===========    ===========    ===========


                                                            Treasury Stock
                                                            --------------

                                                         Shares         Amount         Total
                                                         ------         ------         -----
Balance, October 3, 1998                               2,339,442    $(4,734,000)   $ 5,105,000

Year Ended October 2, 1999:
    Dividends paid ($0.10 per share)                        --             --         (186,000)
    Net income                                              --             --        2,368,000
    Purchase of treasury stock                            68,700       (313,000)      (313,000)
    Common stock issued in exchange for
      notes receivable                                   (68,000)       137,000           --
    Exchange of shares - exercise of stock options       (92,949)       188,000           --
    Payments received on notes receivable                   --             --            6,000
                                                     -----------    -----------    -----------

Balance, October 2, 1999                               2,247,193     (4,722,000)     6,980,000

Year Ended September 30, 2000:
    Dividends paid ($0.11 per share)                        --             --         (215,000)
    Net income                                              --             --        1,364,000
    Purchase of treasury stock                           105,971       (492,000)      (492,000)
    Exchange of shares - exercise of stock options       (12,000)        25,000         19,000
    Payments received on notes receivable                   --             --           11,000
                                                     -----------    -----------    -----------

Balance, September 30, 2000                            2,341,164    $(5,189,000)   $ 7,667,000
                                                     ===========    ===========    ===========


                See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               YEARS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

                                                                                 2000           1999
                                                                                 ----           ----
Cash Flows from Operating Activities:
    Net income                                                               $ 1,364,000    $ 2,368,000
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                            681,000        637,000
        Deferred income taxes benefit                                            (32,000)      (630,000)
        Recognition of deferred gains and other deferred income                   (4,000)        (3,000)
        (Gain) loss on disposal of property, equipment and liquor licenses        (8,000)        36,000
        Joint venture income                                                    (460,000)      (341,000)
        Changes in operating assets and liabilities:
          (Increase) decrease in:
             Other receivables                                                  (144,000)       208,000
             Inventories                                                          46,000       (191,000)
             Prepaid expenses                                                     84,000         29,000
             Other assets                                                         (4,000)      (152,000)
          Increase (decrease) in:
             Accounts payable and accrued expenses                               (80,000)        (8,000)
             Due to franchisees                                                 (885,000)       699,000
                                                                             -----------    -----------
               Net cash provided by operating activities                         558,000      2,652,000
                                                                             -----------    -----------

Cash Flows from Investing Activities:
    Collections on notes and mortgages receivable                                 36,000         95,000
    Purchase of property and equipment                                        (1,860,000)      (934,000)
    Distributions from joint ventures                                            401,000        413,000
    Collections on notes receivable, sale of common stock                         11,000           --
    Investment in joint venture                                                     --         (606,000)
                                                                             -----------    -----------
               Net cash used in investing activities                          (1,412,000)    (1,032,000)
                                                                             -----------    -----------

Cash Flows from Financing Activities:
    Borrowings of long-term debt                                                 950,000           --
    Payments of long-term debt                                                   (79,000)      (450,000)
    Payments of obligations under capital leases                                 (70,000)       (76,000)
    Payments of damages payable on terminated or rejected leases                (272,000)      (281,000)
    Purchase of treasury stock                                                  (492,000)      (313,000)
    Dividends paid                                                              (215,000)      (186,000)
    Proceeds from exercise of options                                             19,000           --
    Due to Pennsylvania limited partnership                                         --          (30,000)
                                                                             -----------    -----------
               Net cash used in financing activities                            (159,000)    (1,336,000)
                                                                             -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents                          (1,013,000)       284,000

Cash and Cash Equivalents, Beginning                                           1,752,000      1,468,000
                                                                             -----------    -----------

Cash and Cash Equivalents, Ending                                            $   739,000    $ 1,752,000
                                                                             ===========    ===========

                                                                                            (Continued)


                See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               YEARS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
                                   (Continued)


                                                       2000          1999
                                                       ----          ----
Supplemental Disclosure of Cash Flow Information:
    Cash paid during the year for:
      Interest                                        $ 177,000   $168,000
                                                      =========   ========
      Income taxes                                    $ 490,000   $ 52,000
                                                      =========   ========

    Non-Cash Financing and Investing Activities:
      Deposit transferred to property and equipment   $  85,000   $   --
                                                      =========   ========
      Notes receivable for sales of liquor license    $  35,000   $196,000
                                                      =========   ========
      Common stock issued for notes receivable        $    --     $198,000
                                                      =========   ========

                 See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SEPTEMBER 30, 2000 AND OCTOBER 2, 1999


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Capitalization

             Incorporated in 1959, Flanigan's Enterprises, Inc. ("Flanigan's" or the "Company") operates in South Florida as a chain of full-service restaurants and package liquor stores. At September 30, 2000, the Company owned and/or operated six full-service restaurants, four package liquor stores and four combination full-service restaurants and package liquor stores in Florida. In addition, Flanigan's owns one club in Georgia, which is operated pursuant to a management agreement with an unrelated third party. The Company holds interests in four of the eleven franchised units through joint venture investments. The Company's restaurants are operated under the "Flanigan's Seafood Bar and Grill" servicemark while the Company's package stores are operated under the "Big Daddy's Liquors" servicemark.

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

         Liquor Licenses

             The cost of liquor licenses purchased prior to October 21, 1970 (the date Accounting Principles Board ("APB") Opinion No. 17 became effective), amounted to approximately $130,000 at September 30, 2000. These licenses are not amortized unless an impairment in value is indicated. The costs of all liquor licenses acquired subsequent to October 21, 1970 are amortized over a period of 40 years.

         Property and Equipment

             For financial reporting, the Company uses the straight-line method for providing depreciation and amortization on property and equipment. The estimated useful lives range from three to five years for vehicles, and three to seven years for furniture and equipment.

             Leasehold interests are amortized over the minimum term of the lease. Leasehold improvements are amortized over the life of the lease up to a maximum of 10 years. If the locations are sold or abandoned before the end of the amortization period, the unamortized costs are expensed. The office building is amortized over forty years.

         Investment in Joint Ventures

             The Company uses the equity method of accounting when the Company has a twenty percent to fifty percent interest in other companies, joint ventures, and partnerships, and can exercise significant influence. Under the equity method, original investments are recorded at cost and are adjusted for the Company's share of undistributed earnings or losses. All significant intercompany profits are eliminated.

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

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Concentrations of Credit Risk (Continued)

             From time to time during the year, the Company had deposits in financial institutions in excess of the federally insured limits. At September 30, 2000, the Company had deposits in excess of federally insured limits of approximately $1,459,000. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.

             Notes and mortgages receivable arise primarily from the sale of operating assets, including liquor licenses. Generally, those assets serve as collateral for the receivable. Management believes that the collateral, coupled with the credit standing of the purchasers, limits the risk.

         Revenue Recognition

             The Company records revenues from normal recurring sales upon the delivery of products or services. Continuing royalties, which are a percentage of net sales of franchised stores, are accrued as income when earned.

         Pre-opening Costs

             Pre-opening costs are those typically associated with the opening of a new store or restaurant. Pre-opening costs are expensed as incurred.

         Advertising Costs

             Advertising costs are expensed as incurred. Advertising costs incurred for the years ended September 30, 2000 and October 2, 1999 were $174,000 and $160,000, respectively.

         Fair Value of Financial Instruments

             The respective carrying value and cash equivalents of certain on-balance-sheet financial instruments approximated their fair value. These instruments include cash and cash equivalents, notes and mortgages receivable, damages payable on terminated or rejected leases, debt and capital leases, and accounts payable. Fair values were assumed to approximate carrying values for those financial instruments, which are short-term in nature or are receivable or payable on demand.

         Newly Issued Accounting Pronouncements

             In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition under certain circumstances, and is effective during fiscal year 2001. SAB 101 is not expected to have a material effect on the Company's consolidated results of operations, financial position and cash flows.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Newly Issued Accounting Pronouncements (Continued)

            In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. On June 30, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 as amended by SFAS No. 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

            Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on October 1, 2000 to have a material effect on its financial statements.

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

         Income Taxes

            The  Company  accounts  for its income  taxes  using  SFAS No.  109,
            "Accounting for Income Taxes", which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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


NOTE 2.  NOTES AND MORTGAGES RECEIVABLES

         Receivables, net of allowances for uncollectible amounts and deferred gains, consist of the following at September 30, 2000:

           Notes and mortgages receivable from unrelated parties, bearing interest at rates
              ranging from 9% to 15% and due in varying installments through 2004                        $195,000
           Notes and mortgages receivable from related parties, bearing interest at rates
              ranging from 10% to 14% and due in varying installments through 2007                        155,000
                                                                                                          -------
                                                                                                          350,000
           Less deferred gains                                                                             84,000
                                                                                                         --------
                                                                                                          266,000
           Amount representing current portion                                                            119,000
                                                                                                          -------
                                                                                                         $147,000

         The majority of the notes and mortgages receivable represent amounts owed to the Company for store operations, which were sold. Unless a significant amount of cash is received on the sale, a pro rata portion of the gain is deferred and recognized only as payments on the notes and mortgages are received by the Company. Any losses on sales of stores are recognized currently. During fiscal 2000 and 1999, $4,000 and $3,000 of deferred gains were recognized on collections of such notes receivable.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 2.  NOTES AND MORTGAGES RECEIVABLES (Continued)

         Future scheduled payments on the receivables at September 30, 2000 consist of the following:

          2001                       $119,000
          2002                         55,000
          2003                         23,000
          2004                         62,000
          2005                          9,000
          Thereafter                   82,000
                                     --------
                                     $350,000


NOTE 3.  PROPERTY AND EQUIPMENT

         Property  and  equipment  at  September  30,  2000   consisted  of  the
         following:

          Furniture and equipment                            $  6,010,000
          Leasehold interests and improvements                  5,498,000
          Land and land improvements                            1,007,000
          Building and improvements                               771,000
          Vehicles                                                147,000
                                                             ------------
                                                               13,433,000
          Less accumulated depreciation and amortization        8,116,000
                                                              -----------
                                                             $  5,317,000


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

         Surfside, Florida

             The Company has an investment in a limited partnership, which purchased the assets of a restaurant in Surfside, Florida and renovated it for operation under the "Flanigan's Seafood Bar and Grill" servicemark.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 4.  INVESTMENTS IN JOINT VENTURES (Continued)

         Surfside, Florida (Continued)

             The Company acts as general partner of the limited partnership and is also a forty percent limited partner. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors.

         Kendall, Florida

             During 1999, the Company made an investment in a limited partnership, which constructed and now operates a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark in Kendall, Florida. Construction began in late 1999 and the restaurant opened in April 2000. The Company acts as the general partner and has a forty percent limited partnership interest.

         Summary

             The following is a summary of condensed unaudited financial information pertaining to the Company's joint venture investments:

                                                  2000            1999
                                                  ----            ----
              Financial Position:
                Current assets              $     403,000     $   564,000
                Non-current assets              4,590,000       3,038,000
                Current liabilities               588,000         437,000
                Non-current liabilities           538,000         548,000

              Operating Results:
                Revenues                       10,208,000       5,609,000
                Income from operations          6,480,000       3,600,000
                Net income                      1,192,000         424,000


NOTE 5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following at September 30, 2000:

           Accounts payable                  $   972,000
           Salaries and wages                    186,000
           Property taxes                        124,000
           Potential uninsured claims             81,000
           Franchisee advance funds               17,000
           Other                                 134,000
                                              ----------
                                              $1,514,000

         Franchisee advance funds represent cash advances by the franchisees for inventory purchases to be made as part of the Company-sponsored cooperative buying program.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


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

         In fiscal 1986 in connection with the bankruptcy petition, Flanigan's recorded estimated damages of $4,278,000 for claims for losses as a result of rejected leases. Because the damage payments were to be made over nine years, the total amount due was discounted at a rate of 9.25%, Flanigan's then effective borrowing rate. Remaining liabilities for damage payments are included as "Damages Payable on Terminated or Rejected Leases" in the accompanying consolidated balance sheet. Based on the borrowing rate currently available to the Company for bank loans with similar terms and average maturities, the fair value of damages payable on terminated and rejected leases is approximately $400,000.

         As of September 30, 2000, damages payable on terminated or rejected leases, including imputed interest, mature as follows:

          2001                               $300,000
          2002                                119,000
                                              -------
             Total                            419,000
          Less amount representing interest    19,000
                                              -------
                                              400,000
          Less current maturities             289,000
                                              -------
          Long-term maturities               $111,000
                                              =======


NOTE 7.  INCOME TAXES

         The components of the Company's provision (benefit) for income taxes, for the fiscal years ended 2000 and 1999 are as follows:

                                       2000          1999
                                       ----          ----
          Current:
             Federal                 $284,000      $ 24,000
             State                     89,000        13,000
                                     --------      --------
                                      373,000        37,000
          Deferred:
             Federal                  (31,000)     (610,000)
             State                     (1,000)      (20,000)
                                     --------      --------
                                      (32,000)     (630,000)
                                     --------      --------
                                     $341,000     $(593,000)
                                     ========      ========

         A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

                                                                       2000          1999
                                                                       ----          ----
          Tax provision at the statutory rate of 34%                $ 580,000     $ 582,000
          State income taxes, net of federal income tax                51,000        10,000
          Change in valuation allowance                                     -      (983,000)
          Net operating loss utilization                              (41,000)      250,000
          Tip credit utilization                                     (199,000)      250,000
          Tip and alternative minimum tax credit carryforwards              -       250,000
          Other                                                       (50,000)       48,000
                                                                    ---------     ---------
                                                                    $ 341,000     $(593,000)
                                                                    =========     =========

         At September 30, 2000, the Company has available tip credit carryforwards of approximately $310,000, which expire through 2015, and alternative minimum tax credit carryforwards of approximately $73,000, which do not expire.

         In addition to tax credit carryforwards, the Company had deferred tax assets which arise primarily due to depreciation recorded at different rates for tax and book purposes, capital leases reported as operating leases for tax purposes, and accruals for potential uninsured claims recorded for financial reporting purposes but not recognized for tax purposes.

         The components of the deferred tax assets were as follows at September 30, 2000:

           Current:
              Tip credit carryforward                               $310,000
              Alternative minimum tax credit                          73,000
              Accruals for potential uninsured claims                 28,000
                                                                    --------
                                                                    $411,000

           Long-Term:
              Book/tax differences in property and equipment        $271,000
              Joint venture investments                              (31,000)
              Leases, capitalized for books only                      11,000
                                                                    --------
                                                                    $251,000

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 8.  LONG-TERM DEBT

         Long-term debt consists of the following at September 30, 2000:

         Note payable to bank, secured by general assets of the Company; bearing interest at 9.5% payable in monthly  installments;  principal is due in quarterly  installments  of $50,000 for 8 quarters  then  $75,000 for 8
         quarters, maturing in April 2004                                                       $ 950,000

         Mortgage payable,  secured by land,  bearing interest at 8%; payable in
         monthly installments of principal and interest,  maturing in April 2007                  335,000

         Notes  payable to various  employees,  related and  unrelated  parties, secured by various company assets,  bearing interest at 12%, payable in
         monthly  installments of principal and interest,  maturing in July 2002                  170,000
                                                                                               ----------
                                                                                                1,455,000
         Less current portion                                                                     295,000
                                                                                               ----------
                                                                                               $1,160,000
                                                                                               ==========

         Long-term debt at September 30, 2000 matures as follows:

         2001                        $  295,000
         2002                           321,000
         2003                           312,000
         2004                           238,000
         2005                            14,000
         Thereafter                     275,000
                                     ----------
                                     $1,455,000
                                     ==========

NOTE 9.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

         Legal Matters

            The Company is a party to various claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that an unfavorable disposition would not have a material adverse effect on the financial position or results of operations of the Company.

            During this fiscal year, the Company was served with several complaints alleging violations of the Americans with Disabilities Act ("ADA") at all of its locations. The Company has retained an ADA expert, who is in the process of inspecting all locations, including the limited partnerships and franchises, and will provide a report setting forth ADA violations which need to be corrected. It is the Company's intent to correct all ADA violations noted by its ADA expert and then vigorously defend the lawsuits arguing that all locations are in compliance. The Company estimates it will cost approximately $10,000 per location to bring the location into compliance.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 9.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

         Pending Joint Venture

            During the third quarter of fiscal year 2000, the Company, as agent for a limited partnership to be formed, entered into an agreement for the purchase of an existing restaurant location in West Miami, Florida. The Company plans to file its application for a special use and zoning variances with Miami-Dade County, Florida during the second quarter of fiscal 2001. Once the limited partnership is formed, with the Company acting as general partner and up to forty percent owner of the same, funds will be raised to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The renovations are expected to begin during the third quarter of fiscal year 2001 and the restaurant is expected to be open for business by the end of fiscal year 2001.

         Leases

            The Company leases a substantial portion of the land and building used in its operations under leases with initial terms expiring between 2001 and 2049. Renewal options are available on many of the leases. In certain instances, lease rentals are subject to cost-of-living increases or fair market rental appraisals and/or sales overrides. Certain properties are subleased through various expiration dates.

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

             Future   minimum   lease   payments   under   capital   leases  and
             non-cancelable operating leases are as follows:

                                                        Capital       Operating
                                                        Leases          Leases
                                                       ---------     ----------
        2001                                           $  55,000     $  811,000
        2002                                              32,000        597,000
        2003                                              32,000        537,000
        2004                                              32,000        524,000
        2005                                              32,000        412,000
        Thereafter                                       139,000      3,515,000
                                                       ---------     ----------
           Total                                         322,000     $6,396,000
                                                                     ==========
        Less amount representing interest                149,000
                                                       ---------
        Present value of minimum lease payments          173,000
        Less current obligations under capital leases     38,000
                                                       ---------
                                                       $ 135,000
                                                       =========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 9.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

         Leases (Continued)

            Total rent expense for all operating leases (including those with an initial term of less than one year and net of subleases) was $703,000 and $695,000 in 2000 and 1999, respectively, and is included in "Occupancy costs" in the accompanying consolidated statements of income.

            The Company guarantees various leases for franchisees. Remaining rental commitments required under these leases total approximately $2,648,000.

         Franchise Programs

            At September 30, 2000, the Company operated seven units under franchise agreements and four units under joint venture agreements. Under the franchise agreements, the Company agrees to provide guidance, advice and management assistance to the franchisees. The Company also agrees to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. The franchise agreements provide for fees to the Company of approximately 3% of gross sales. Of the seven franchised stores, five are owned or operated by related parties. When received, initial franchise fees are deferred and recognized ratably as payments are received on the related notes. The Company is not currently offering or accepting new franchises.

         Employment Agreements

            Chief Executive Officer

                The Company has entered into an employment agreement with the Chief Executive Officer which is renewable annually on December
                31. The agreement provides, among other things, for a base annual salary not to exceed $150,000 and a performance bonus equal to fifteen percent of pre-tax net income in excess of $650,000. Bonuses for fiscal years 2000 and 1999 amounted to approximately $150,000 and $165,000, respectively. In addition, the agreement provides for an option to purchase 4.99% of the outstanding common stock of the Company (but not less than 45,350 shares) at $2.48 per share (post-stock split), which option expires December 31, 2001. During 1999, the employee exercised options to purchase 50,000 shares of common stock.

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

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 9.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

         Management Agreement

             The Company receives an owner's fee pursuant to a management agreement with a company, which operates a club in Atlanta, Georgia, owned by the Company. The management agreement, which was executed in fiscal 1992, contains one five-year renewal option, which the management company exercised in fiscal 2001. The exercise provided for an additional security deposit of $200,000 to be paid by the management company. The Company receives the greater of $150,000 or 10% of gross sales annually, paid monthly.

         Eminent Domain Action

             During fiscal year 2000, the Company received official notification from the State of Florida, Department of Transportation ("DOT") that the DOT was exercising its right of eminent domain to "take" the hotel property upon which a restaurant, operated by the Company as general partner of a limited partnership, is located. It is anticipated that the DOT will take title to the hotel property during the fourth quarter of fiscal year 2001, at which time the restaurant will be forced to close.


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

             Purchase of Common Shares

                During 2000 and 1999, the Company purchased a total of 105,971 and 68,700 shares of common stock at a total cost of approximately $492,000 and $313,000 under a repurchase program authorized by the Board of Directors.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 10. COMMON STOCK (Continued)

         Treasury Stock (Continued)

             Sale of Common Shares

                During 1999, the Company sold an aggregate of 68,000 Company common shares to certain employee/officers (38,000 of which were pursuant to the exercise of options) for a total of approximately $198,000. These employee/officers purchased their shares by means of notes which bear interest at 7%. The notes are non-recourse, and are secured by the shares owned by the employee/officers. The majority of the notes provide for payment of interest only until maturity, June 2004.

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

             Had compensation cost for the options been determined based on the fair value at the grant date consistent with SFAS 123, the Company's net income would have been as follows:

                                                   2000            1999
                                                   ----            ----
              Net income:
                 As Reported                     $1,364,000     $2,368,000
                 Pro Forma                       $1,308,000     $2,260,000

              Earnings Per Share:
                 Basic:
                    As Reported                        $.73          $1.21
                    Pro Forma                          $.70          $1.15
                 Diluted:
                    As Reported                        $.71          $1.15
                    Pro Forma                          $.68          $1.10

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 10. COMMON STOCK (Continued)

         Stock Options (Continued)

             The Company used the Black-Scholes option-pricing model to determine the fair value of grants made in 1999. No grants were made in 2000. The following assumptions were applied in determining the pro forma compensation cost:

              Risk Free Interest Rate                           6%
              Expected Dividend Yield                          -0-
              Expected Option Life                           5 Years
              Expected Stock Price Volatility                  75%

             Changes in outstanding incentive stock options for common stock are as follows:

                                                          2000         1999
                                                          ----         ----

              Outstanding at beginning of year           276,295      337,980
              Options granted                                  -      115,900
              Options exercised                          (12,000)    (177,585)
              Options expired                            (31,250)           -
                                                         -------     --------
              Outstanding at end of year                 233,045      276,295
                                                         =======     ========
              Exercisable at end of year                 233,045      160,395
                                                         =======     ========

            Weighted average option exercise price information for fiscal years 2000 and 1999 is as follows:

                                                        2000       1999
                                                        ----       ----

              Outstanding at beginning of year          $2.50     $2.39
                                                         ====      ====
              Granted during the year                       -      4.50
                                                         ====      ====
              Exercised during the year                  1.63      2.25
                                                         ====      ====
              Outstanding at end of year                 3.27      3.34
                                                         ====      ====
              Exercisable at end of year                $3.27     $2.50
                                                         ====      ====


             Significant options groups outstanding at September 30, 2000 and related weighted average price and life information are as follows:

                Grant      Options       Options       Exercise     Remaining
                Date     Outstanding   Exercisable      Price      Life (Years)
                ----     -----------   -----------      -----      ------------

              12/21/95     40,000        40,000          1.63          .25
               3/14/96     36,000        36,000          2.25          .5
               1/08/97     72,395        72,395          3.25         1.25
                7/3/99     84,650        84,650          4.50         8.5

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 11. NET INCOME PER COMMON SHARE

         The Company follows SFAS No. 128, "Earnings Per Share." SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share assume exercising warrants and options granted and convertible preferred stock and debt. Earnings per share are computed by dividing income available to common stockholders by the basic and diluted weighted average number of common shares.

                                                                   2000              1999
                                                                   ----              ----
         Basic weighted average shares                            1,856,000        1,957,000
         Incremental shares relating to outstanding options          75,000          105,000
                                                                  ---------        ---------
         Diluted weighted average shares                          1,931,000        2,062,000
                                                                  =========        =========


NOTE 12. RELATED PARTY TRANSACTIONS

         The Company's Chairman and a relative formed a corporation to manage one of the Company's franchised stores.

         During fiscal 2000 and 1999, respectively, the Company incurred legal fees in the form of salary of approximately $116,000 and $129,000 for services provided by a member of the Board of Directors.

         Also see Notes 2, 4, 5, 8, 9, and 10 for additional related party transactions.

NOTE 13. BUSINESS SEGMENTS

         The Company operates principally in two segments - retail package stores and restaurants. The operation of package stores consists of retail liquor sales.

         Information concerning the revenues and operating income for the years ended September 30, 2000 and October 2, 1999, and identifiable assets for the two segments in which the Company operates, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash and notes and mortgages receivable. The Company does not have any operations outside of the United States and intersegment transactions are not material.

                                                    2000            1999
                                                    ----            ----
         Operating Revenues:
            Retail package stores               $ 8,870,000     $ 7,255,000
            Restaurants                          14,344,000      13,430,000
            Other revenues                        1,946,000       1,630,000
                                                -----------     -----------
               Total operating revenues         $25,160,000     $22,315,000
                                                ===========     ===========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 13. BUSINESS SEGMENTS (Continued)


                                                                        2000            1999
                                                                        ----            ----
         Income From Operations Reconciled to Income before
            Income Taxes:
               Retail package stores                              $     308,000     $   256,000
               Restaurants                                            1,761,000       1,607,000
                                                                    -----------       ---------
                                                                      2,069,000       1,863,000
               Corporate expenses, net of other revenues               (289,000)       (320,000)
                                                                    -----------      ----------
            Operating Income                                          1,780,000       1,543,000
            Interest expense, net of interest income                   (123,000)        (96,000)
            Other                                                        48,000         328,000
                                                                  -------------      ----------
         Income Before Income Taxes                                $  1,705,000      $1,775,000
                                                                    ===========       =========

         Identifiable Assets:
            Retail package store                                   $  2,066,000    $  2,108,000
            Restaurants                                               3,969,000       3,587,000
                                                                    -----------     -----------
                                                                      6,035,000       5,695,000
            Corporate                                                 7,398,000       5,077,000
                                                                    -----------     -----------
         Consolidated Totals                                        $13,433,000     $10,772,000
                                                                     ==========      ==========

         Capital Expenditures:
            Retail package stores                                 $      67,000   $      82,000
            Restaurants                                                 967,000         794,000
                                                                   ------------    ------------
                                                                      1,034,000         876,000
            Corporate                                                   911,000          58,000
                                                                   ------------   -------------
         Total Capital Expenditures                                $  1,945,000   $     934,000
                                                                    ===========    ============

         Depreciation and Amortization:
            Retail package stores                                 $      97,000   $      92,000
            Restaurants                                                 438,000         417,000
                                                                   ------------    ------------
                                                                        535,000         509,000
            Corporate                                                   146,000         128,000
                                                                   ------------    ------------
         Total Depreciation and Amortization                      $     681,000   $     637,000
                                                                   ============    ============

NOTE 14. OTHER INCOME (EXPENSE)

         Other income (expense) in the consolidated statements of income consists of the following for the years ended September 30, 2000 and October 2, 1999, respectively.

                                                            2000         1999
                                                            ----         ----

         Non-franchise related rental income              $31,000    $  36,000
         Loss on retirement of property and equipment           -      (66,000)
         Insurance recoveries                                   -      275,000
         Gain on sale of liquor license                     8,000       30,000
         Miscellaneous                                      5,000       50,000
                                                          -------     --------
                                                          $44,000     $325,000
                                                           ======      =======