Form 10QSB
period 2000-12-31
FLANIGANS ENTERPRISES INC
filed 2001-02-13
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                     For the period ended December 30, 2000
                                          -----------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE OF 1934


           For the transition period from ____________ to____________


                      Commission File Number   I-6836
                                              --------


                          Flanigan's Enterprises, Inc.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                       59-0877638
-------------------------------                     ---------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification No.)


2841 Cypress Creek Road, Fort Lauderdale, Florida                33309
---------------------------------------------------         ---------------
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

Indicate the number of shares outstanding of each of the issuers classes of Common Stock as of the latest practicable date 1,896,478


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                              INDEX TO FORM 10-QSB

                                DECEMBER 30, 2000

PART I.  FINANCIAL INFORMATION
         ---------------------

      1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

         Consolidated Summary of Earnings -- For the Thirteen Weeks ended December 30, 2000 and January 1, 2000

         Consolidated Balance Sheets -- As of December 30, 2000 and September 30, 2000

         Consolidated Statements of Cash Flows for the Thirteen Weeks ended December 30, 2000 and January 1, 2000.

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



                                      Thirteen Weeks
                                          Ended

                                   Dec. 30     Jan. 1
                                    2000        2000
                                   -------     ------
REVENUES:
 Restaurant food sales            $ 2,843     $ 2,674
 Restaurant bar sales                 708         708
 Package good sales                 2,573       2,651
 Franchise related revenues           283         209
 Owners fee                            63          37
 Joint venture income                 155          91
 Other operating income                30          28
                                    -----       -----
                                    6,655       6,398
                                    -----       -----

COSTS AND EXPENSES:
 Cost of merchandise sold
  restaurant and bar                1,297       1,087
 Cost of merchandise sold
  package goods                     1,929       1.979
 Payroll and related costs          1,751       1,585
 Occupancy costs                      231         285
 Selling, general and
  administrative expenses             804         893
                                    -----       -----
                                    6,012       5,829
                                    -----       -----
   Income from operations             643         569
                                    -----       -----

OTHER INCOME (EXPENSE):
 Interest expense on obligations
  under capital leases                (11)        (10)
 Interest expense on long term
  debt and damages payable            (34)        (20)
 Abandoned fixed assets               (23)          -
 Interest income                       10          16
 Recognition of deferred gains          1           1
 Other, net                            (2)          7
                                     -----       -----
                                      (59)         (6)
                                     -----       -----

 Income before taxes                  584         563


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                   ------------------------------------------
                     (In Thousands Except Per Share Amounts)
                                   (Continued)



                                     Thirteen Weeks
                                          Ended

                                   Dec. 30      Jan. 1
                                    2000         2000
                                   -------      -----

PROVISION FOR INCOME TAXES        $  148       $  186
                                   -----        -----

   Net Income                     $  436       $  377
                                   =====        =====





                            For The Thirteen Weeks Ended
                   Dec. 30, 2000                    Jan. 1, 2000
               Numerator   Denominator  EPS   Numerator   Denominator   EPS
               --------------------------------------------------------------
Basic EPS       436,000     1,861,314   $.23   377,000    1,940,000    $ .19

Effective/dilutive

Stock Options                  14,392                       160,000
              ---------------------------------------------------------------
Diluted EPS     436,000     1,875.706   $.23   377,000    2,100,000    $ .18
-----------------------------------------------------------------------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                           CONSOLIDATED BALANCE SHEETS

               JANUARY 1, 2000 (UNAUDITED) and SEPTEMBER 30, 2000
               --------------------------------------------------
                                 (In Thousands)


                               ASSETS

                                          DECEMBER 30  SEPTEMBER 30
                                            2000           2000
                                          -----------   ---------
Current Assets:
 Cash and cash equivalents               $   1,297     $    739
 Notes and mortgages receivable,
  current maturities, net                       95          119
 Due from franchisees                          182          186
 Other receivables                             126          264
 Inventories                                 1,601        1,382
 Prepaid expenses                              421          318
 Deferred tax asset                            411          411
                                           -------      -------

     Total Current Assets                    4,133        3,419
                                           -------      -------

Property and Equipment                       5,353        5,317
                                           -------     -------

Leased Property Under Capital

 Leases, net                                    52           60
                                           -------       ------

Other Assets:
 Liquor licenses, net                          270          271
 Notes and mortgages receivable, net           140          147
 Investments in joint ventures               1,470        1,530
 Deferred tax asset                            251          251
 Other                                         130          214
                                          --------        -----

     Total Other Assets                      2,261        2,413
                                          --------        -----

     Total Assets                         $ 11,799     $ 11,209
                                          ========       ======



                  FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES
                  ---------------------------------------------
                           CONSOLIDATED BALANCE SHEETS

              DECEMBER 30, 2000 (UNAUDITED) AND SEPTEMBER 30, 2000
              ----------------------------------------------------

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------
                                 (In Thousands)


                                          DECEMBER 30   SEPTEMBER 30
                                            2000           2000
                                          -----------   ------------
Current Liabilities:
 Accounts payable and accrued expenses     $ 1,577        $ 1,514
 Current portion of long term debt             304            295
 Current obligations under capital leases       38             38
 Current portion of damages payable on
  terminated or rejected leases                356            289
                                            ------        -------
     Total Current Liabilities               2,275          2,136
                                            ------        -------

Long Term Debt, Net of Current

  Maturities                                 1,258          1,160
                                            ------         ------

Obligations Under Capital Leases,
 Net of Current Portion                        117            135
                                            ------         ------

Damages Payable On Terminated or Rejected

 Leases, Net of Current Portion                 44            111
                                            ------         ------

Stockholder's Equity:
 Common stock, 5,000,000 shares
  authorized, 4,197,642 shares issued          420            420
 Capital in excess of par value              6,028          6,052
 Retained earnings                           7,001          6,565
 Notes received on sale of common stock       (244)          (181)
 Less: Treasury stock, at cost

  2,301,164 shares                          (5,100)        (5,189)
                                            -------        ------
     Total Stockholder's Equity              8,105          7,667
                                            -------        ------

     Total Liabilities and

     Stockholder's Equity                $  11,799       $ 11,209
                                         ==========      =========


                See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------

       FOR THE THIRTEEN WEEKS ENDED DECEMBER 30, 2000 AND JANUARY 1, 2000
       ------------------------------------------------------------------
                                 (In Thousands)


                                        DECEMBER 30    JANUARY 1
                                           2000          2000
                                        -----------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $   436      $   377
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization of
     property, equipment and capital
     leases                                   183          163
  Amortization of liquor licenses               1            2
  Recognition of deferred gains and
     other deferred income                     (1)          (1)
  Joint venture income                       (155)         (91)
  Loss on abandoned store                      23

  Changes in assets and liabilities:
    (Increase) decrease in:
       Notes receivable                        24           (2)
       Due from franchisees                     4            -
       Other receivables                      138            -
       Inventories                           (219)        (131)
       Prepaid expenses                      (103)         (47)
       Deferred tax asset                      -            32
       Other assets                            84            -
    Increase (decrease) in:
       Accounts payable and accrued
         expenses                              63         176
       Due to franchises                       -            87
                                            -----        -----
        Net cash provided by operating
        activities                            478          565
                                            -----        -----


                                   (continued)


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------

        FOR THE THIRTEEN WEEKS ENDED DECEMBER 30, 2000 AND JANUARY 1,2000
        -----------------------------------------------------------------
                                 (In Thousands)


                                         DECEMBER 30    JANUARY 1
                                             2000         2000
                                         -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on notes and mortgages
   receivable                                 31             35
  Distribution from joint ventures           215             55
  Additions to property and equipment       (257)        (1,184)
  Purchase of treasury stock                  -             (83)
  Addition to notes receivable               (65)             -
  Receipt of rent security for long
   term lease                                175              -
                                           -----          -----

         Net cash provided by (used
         in) investing activities             99         (1,177)
                                           -----          -----


CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long term debt                 (68)           (21)
  Payments of obligations under capital
   leases                                    (18)           (17)
  Payment on damages payable on
   terminated or rejected leases               -            (69)
  Exercise of stock option                    65              -
  Payment of notes receivable on sale
   of common stock                             2              7

                                           -----          -----
         Net cash provided by (used
         in financing activities             (19)          (100)
                                           -----          -----

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                  558           (712)

CASH AND EQUIVALENTS, BEGINNING OF YEAR      739          1,752
                                           -----          -----

CASH AND EQUIVALENTS, END OF QUARTER     $ 1,297        $ 1,040
                                          ======          =====



              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

(2)  BASIS OF PRESENTATION:
     ----------------------

     The financial information for the period ended December 30, 2000 and January 1, 2000 is unaudited. Financial information as of September 30, 2000 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10- KSB for the year ended September 30, 2000. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

(3) EARNINGS PER SHARE:

     Statements of Financial Accounting Standards ("SFAS") No. 128, Earnings per share establishes standards for computing and presenting earnings per share ("EPS"). This statement requires the presentation of basic and diluted EPS.


     The data on Page 4 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potential dilutive common stock. All computations reflect the 2 for 1 stock split paid April 1, 1999 to shareholders of record on March 17, 1999.

(3)  RECLASSIFICATION:

     Certain  amounts  in  the  fiscal  2000  financial   statements  have  been
reclassified to conform to the fiscal 2001 presentation.

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

    Fort Lauderdale, Florida

    The Company has a franchise agreement with a limited partnership which operates a restaurant in Fort Lauderdale, Florida. The Company owns a twenty five percent limited partnership interest in the franchise. Other related parties, including, but not limited to, officers and directors of the

Company and their families are also investors.

    Surfside, Florida

    The Company operates a restaurant in Surfside, Florida under the "Flanigan's Seafood Bar and Grill" servicemark, pursuant to a limited partnership agreement. The Company acts as general partner and also owns a forty two percent limited partnership interest. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors.

    Kendall, Florida

    During fiscal year 1999, the Company made an investment in a limited partnership which constructed and now operates a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark in Kendall, Florida. Construction began in 1999 and the restaurant opened for business in April 2000. The Company acts as general partner and has a forty percent limited partnership interest. Other related parties, including, but not limited to officers and directors of the Company, and their families are also investors.

    West Miami, Florida

    During the third quarter of fiscal year 2000, the Company, as agent for a limited partnership to be formed, entered into a contract to purchase an existing restaurant location in West Miami, Florida to renovate and operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark. The funds necessary for this joint venture will be raised from a private offering by the limited partnership. The Company will act as general partner and own up to forty percent of the limited partnership. The contract is contingent upon the Company applying for and receiving the necessary zoning approvals and variances for the contemplated use. The restaurant is expected to open for business during the fourth quarter of fiscal year 2001.

(6) INCOME TAXES:
    -------------

    Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards and tax credits to the extent that realization of said tax benefits is more likely than not. The deferred tax asset was $652,000 as of December 30, 2000 and as of September 30, 2000.

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

    Certain states have "liquor liability" laws which allow a person injured by an "intoxicated person" to bring a civil suit against the business (or social host) who served intoxicating liquors to an already "obviously intoxicated person", known as "dram shop" claims. Florida has restricted its dram shop claims by statute, permitting persons injured by an "obviously intoxicated person" to bring a court action only against the business which had served alcoholic beverages to a minor or to an individual known to be habitually addicted to alcohol. The Company is generally self- insured for liability claims, with major losses partially covered by third-party insurance carriers. The extent of this coverage varies by year. The Company currently has no dram shop cases pending. For further discussion see the section headed Legal Proceedings on page 14 of the Company's Annual Report on Form 10- KSB for the fiscal year ended September 30, 2000.

    The Company accrues for potential uninsured losses based upon estimates received from legal counsel and its historical experience, when uninsured claims are pending. Such accrual is included in the "Accounts payable and accrued expenses". See Note 5 in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000.

    During fiscal year 2000, the Company was served with several complaints alleging violations of the Americans with Disabilities Act, ("ADA"), at all of its locations. The lawsuits included restaurants owned by the limited partnerships and franchisees. The sudden influx of lawsuits alleging ADA violations was due to the fact it is likely that the ADA will be amended to include a provision requiring plaintiffs to provide the potential defendant with 90 days notice of ADA violations prior to filing suit, during which time the violations may be corrected. As of now, the ADA has no notice provision and the first time the Company received notice of any ADA violations was when it was served with a copy of the complaint.

    The Company has retained an ADA expert, who is in the process of inspecting all locations, including the limited partnerships and franchisees, and will provide a report setting forth the ADA violations which will need to be corrected. It is the Company's intent to correct all ADA violations noted by its ADA expert and then vigorously defend the lawsuits arguing that all locations are in compliance. The cost to correct the ADA violations is included in the budget for capital improvements during fiscal year 2000- 2001.

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

                              Dec. 30   Sep. 30  Jan. 1  Note
                               2000      2000     2000   Numbers
                              -------  --------  ------  -------
Combination package

 and restaurant                 4        4         4
Restaurant only                 6        6         5     (1)(2)(3)(4)(5)
Package store only              4        4         4     (6)(7)(8)
Clubs                           1        1         1
                              ------   ------   -------

Total Company operated units   15       15        14

Franchised units                7        7         7     (3)


Notes:

(1) During the third quarter of fiscal year 1999, the lease for a restaurant operated by the Company in Fort Lauderdale, Florida, expired an the Company elected not to renew the same. The furniture, fixtures, equipment and liquor license used by the Company at this restaurant were sold to an unrelated third party.

(2) During the third quarter of fiscal year 1998, a limited partnership was formed which raised funds through a private offering to purchase a restaurant in Kendall, Florida and renovate the same for operation under the "Flanigan's Seafood Bar & Grill" servicemark. The Company acts as general partner and forty percent owner of the partnership. The restaurant opened for business on April 9, 2000.

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

(4) During the third quarter of fiscal year 2000, the Company, as agent for a limited partnership to be formed, entered into a contract to purchase an existing restaurant location in West Miami, Florida, to renovated an operate a restaurant under the "Flanigan's Seafood Bar & Grill" servicemark. The Company filed its application for a special use and zoning variance with Miami Dade County, Florida, during the second quarter of fiscal year 2001. Once the limited partnership is formed, the Company, acting as general partner and up to forty percent owner of the same, will raise funds to purchase and renovate the business premises. The restaurant is expected to open for business during the fourth quarter of fiscal year 2001 and is not included in the table of units.

(5) During fiscal year 2000, the Company received official notification from the State of Florida, Department of Transportation, ("DOT"), that the DOT was exercising its right of eminent domain to "take" the hotel property upon which a restaurant, operated by the Company as general partner of a limited partnership, is located. It is anticipated that the DOT will take title to the hotel property during the fourth quarter of fiscal year 2001, at which time the restaurant will be forced to close.

(6) During the third quarter of fiscal year 1999, the Company opened a package liquor store in Fort Lauderdale, Florida.

(7) During the fourth quarter of fiscal year 2000, the Company entered into a lease agreement for the operation of a package liquor store in Hialeah, Florida. The Company plans to file its application for a zoning variance during the second quarter of fiscal year 2001 and expects the package liquor store to be open for business during the third quarter of fiscal year 2001. This package liquor store is not included in the table of units.

(8) The lease for one (1) package liquor store owned and operated by the Company in Lake Worth, Florida expired on December 31, 2000 and the Company elected not to exercise its five year renewal option to extend the terms of the same. The store was closed permanently as of December 21, 2000. The Company realized a loss of $23,000 as a result of the closing. During the past five (5) years, the store has operated at approximately break even. The Company does not expect the closing to have a material effect on the Company. The package liquor store is included in the table of units.

Liquidity and Capital Resources

    Cash Flows

    The following table is a summary of the Company's cash flows for the first thirteen weeks of fiscal years 2001 and 2000.

                                        Thirteen Weeks Ended
                                         Dec. 30,      Jan. 1,
                                          2000          2000
                                         ---------------------
                                           (In Thousands)

Net cash provided by operating
 activities                              $ 478       $  565
Net cash used in investing
 activities                                 99       (1,177)
Net cash used in financing
 activities                                (19)        (100)
                                        -------       ------

Net Increase (Decrease) in Cash

and Cash Equivalents                       558         (712)

Cash and Cash Equivalents, Beginning       739        1,752
                                         -----        -----

Cash and Cash Equivalents, Ending      $ 1,297      $ 1,040
                                         =====        =====

    On February 14, 2001, the Company declared a cash dividend of 12 cents per share payable on March 17, 2001 to shareholders of record on March 1, 2001.

Capital Expenditures

    The Company had additions to fixed assets of $234,000 during the thirteen weeks ended December 30, 2000 as compared to $1,184,000 for the thirteen weeks ended January 1, 2000 and $1,860,000 for the fiscal year ended September 30, 2000. The additions for the first thirteen weeks of fiscal year 2000 include the acquisition of a two story office building in Fort Lauderdale, Florida for $850,000 paid in cash. The Company is planning to re- locate its corporate headquarters to this building as well as building a package liquor store on the ground floor.

    All of the Company's units require periodic refurbishing in order to remain competitive. During fiscal year 1992, as cash flow improved, the Company embarked on a refurbishing program which continues through the fiscal year 2001. The budget for fiscal year 2001, as adjusted, includes $500,000 for this program. The Company believes that improved operations will provide the cash to continue the refurbishing program. The budget includes the estimated costs which will be incurred with the ADA lawsuits.

    Working Capital

    The table below summarizes the current assets, current liabilities, and working capital for the fiscal quarters ended December 30, 2000, January 1, 2000 and the fiscal year ended September 30, 2000.

                                    Dec 30,   Jan  1,    Sep 30,
    Item                             2000      2000       2000
    ----                            -------   -------    -------
                                          (In Thousands)

    Current Assets                 $ 4,133   $ 3,511    $ 3,419
    Current Liabilities              2,275     2,962      2,136
    Working Capital                  1,858       549      1,283

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

    The $182,000 due from franchisees represents monies used for capital expenditures of the franchised units. The Company expects these monies will be repaid to the Company within the next six months.

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

    See Item 1 and Item 3 of Part I of the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000 for further discussion of the Company's bankruptcy proceedings. See Note 6 to the Consolidated Financial Statements of the Annual Report on Form 10-KSB for the year ended September 30, 2000 for the current payment schedule of bankruptcy charges.

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

    In addition  to the above,  see  "Litigation"  on page 13 of this report and
Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000 for a discussion of other legal proceedings resolved in prior years.

Results of Operation

                                      Thirteen Weeks Ended
                                   Dec. 30,            Jan. 1,
                                    2000                2000
                               Amount  Percent     Amount  Percent
                               ---------------     ---------------
                                         (In Thousands)

Restaurant food sales         $ 2,843   46.4       $ 2,674   44.3
Restaurant bar sales              708   11.6           708   11.7
Package goods sales             2,573   42.0         2,651   44.0
                                ------------         ------------

Total sales                     6,124  100.0         6,033  100.0

Franchise related revenues        283                  209
Owners fee                         63                   37
Joint venture income              155                   91
Other operating income             30                   28
                                -----                -----

Total Revenue                 $ 6,655              $ 6,398
                                =====                =====


   Restaurant food sales represented 46.4% of total sales in the thirteen weeks of fiscal year 2001, as compared to 44.3% of total sales in the thirteen weeks of fiscal year 2000, respectively. The increase reflects the higher volume of food sales. The weekly average of same store restaurant food sales were $218,708 and $209,554 for the thirteen weeks ended Dec. 30, 2000 and Jan. 1, 2000 respectively, an increase of 4.4%.

   Restaurant bar sales represented 11.6% of total sales in the thirteen weeks of fiscal year 2001, as compared to 11.7% of total sales in the thirteen weeks of fiscal year 2000. The weekly average of same store restaurant bar sales were $54,492 and $53,801 for the thirteen weeks ended Dec. 30, 2000 and Jan. 1, 2000 respectively, an increase of 1.3%.

   Package good sales represented 42.0% of total sales in the thirteen weeks of fiscal year 2001, as compared to 44.0% of total sales in the thirteen weeks of fiscal year 2000, respectively. The decrease is attributable to the New Years holiday falling in the second quarter of fiscal year 2001 as compared to the first quarter of fiscal year 2000. Additionally, sales were higher in the first quarter of fiscal year 2000 due the "millennium" celebrations. The weekly average of same store package good sales were $197,908 and $203,930 for the thirteen weeks ended Dec 30, 2000 and Jan. 1, 2000 respectively, a decrease of 3.0%.

    The gross profit margin for restaurant sales was 63.5% and 63.9% for the thirteen weeks ended Dec 30, 2000 and Jan. 1, 2000, respectively. The decrease is attributable to a higher percent of food sales as compared to total sales.

   The gross profit margin for package good stores was 25.0% and 27.3% for the thirteen weeks ended Dec. 30, 2000 and Jan. 1, 2000, respectively. The decrease is represented by a higher percentage of wine and champagne sold in the thirteen weeks ended Jan. 1, 2000 as compared with the thirteen weeks ended December 30, 2000, which has a higher gross margin.

   Franchise related revenues were $283,000 and $209,000 for the thirteen weeks ended Dec. 30, 2000 and Jan. 1, 2000 respectively, an increase of 35.4%. The increase is attributable to an additional joint venture being operated by the Company during the thirteen weeks ended Dec. 30, 2000 as compared to the thirteen weeks ended Jan. 1, 2000 as well as increased sales for both the joint ventures and the franchised stores.

   The owners fee was $63,000 and $37,000 for the thirteen weeks ended Dec. 30, 2000 and Jan. 1, 2000 respectively, an increase of 70.2%. The increase is due to the increased volume of sales at the club.

   Joint venture income was $155,000 and $91,000 for the thirteen weeks ended Dec. 30, 2000 and Jan. 1, 2000 respectively, an increase of 70.3%. The increase is due to the Company operating one additional joint venture in the thirteen weeks ended December 30, 2000 as compared to the thirteen weeks ended Jan. 1, 2000. and in general, increased sales and profitably of all joint ventures.

Operating Costs and Expenses

   Operating costs and expenses were $6,012,000 and $5,829,000 for the thirteen weeks ended Dec. 30, 2000 and Jan. 1, 2000 respectively, an increase of 3.1% The increase was due to higher payroll costs and higher cost of goods sold.

   Payroll and related costs, which includes workers compensation insurance were $1,751,000 and $1,585,000 for the thirteen weeks ended Dec, 30, 2000 and Jan. 1, 2000 respectively, an increase of 10.5%. Payroll and related costs which include workmens compensation and the Company's contribution to the employee health insurance. The increase is the result of selective salary increases to restaurant managers and cooks, and the addition of two field supervisors which the Company felt necessary in order to be competitive in the market.

   Occupancy costs which include rent, common area maintenance, repairs and taxes were $231,000 and $285,000 for the thirteen weeks ended Dec. 30, 2000 and Jan. 1, 2000 respectively, a decrease of 23.4%.

   Selling, general and administrative expenses were $804,000 and $893,000 for the thirteen weeks ended Dec. 30, 2000 and Jan. 1, 2000 respectively, a decrease of 11.1%. Management, has focused on controlling expenses.

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

                                    FLANIGAN'S ENTERPRISES, INC.


                                    /s/ JOSEPH G. FLANIGAN
                                    -------------------------------------------
                                    JOSEPH G. FLANIGAN, Chief Executive Officer

Date 2/14/01
    --------

                                    /s/ EDWARD A. DOXEY
                                    ---------------------------------------
                                    EDWARD A. DOXEY, Chief Financial Officer

Date 2/14/01
    --------




