Form 10QSB
period 2001-03-31
FLANIGANS ENTERPRISES INC
filed 2001-05-14
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended        March 31, 2001
                    ----------------------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934


For the transition period from                      to
                               -------------------------------------------

Commission File Number                     I-6836
                      --------------------------------------------

                          Flanigan's Enterprises, Inc.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Florida                                           59-0877638
-------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

5059 N.E. 18th Avenue, Fort Lauderdale, Florida               33334
-------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code, (954) 377-1961
                                                   ---------------

               2841 Cypress Creek Road, Fort Lauderdale, FL 33309
      (Former name, address and fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been the subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuers classes of Common Stock as of the latest practicable date 1,922,478


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                              INDEX TO FORM 10-QSB

                                 MARCH 31, 2001


PART I.  FINANCIAL INFORMATION
         ---------------------

      1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

         Consolidated Summary of Earnings -- For the Thirteen Weeks and Twenty six ended March 31, 2001 and April 1, 2000

         Consolidated Balance Sheets -- As of March 31, 2001 and
         September 30, 2000

         Consolidated Statements of Cash Flows for the Twenty Six Weeks ended March 31, 2001 and April 1, 2000.

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


                                Thirteen Weeks    Twenty Six Weeks
                                    Ended              Ended
                              Mar. 31     Apr. 1  Mar. 31   Apr. 1
                               2001        2000     2001     2000
                              -------     ------  -------   ------
REVENUES:
 Restaurant food sales      $ 3,279     $ 3,040   $ 6,122  $ 5,714
 Restaurant bar sales           780         754     1,488    1,462
 Package good sales           2,351       2,273     4,924    4,924
 Franchise related revenues     320         223       604      432
 Owners fee                       95          68       158      105
 Joint venture income           165         200       320      291
 Other operating income         119          25       148       53
                              -----       -----    ------   ------
                              7,109       6,583    13,764   12,981
                              -----       -----    ------   ------
COSTS AND EXPENSES:
 Cost of merchandise sold
  restaurant and bar          1,515       1,363      2,812   2,520
 Cost of merchandise sold
  package goods               1,671       1,677     3,600    3,656
 Payroll and related costs    1,690       1,827     3,441    3,342
 Occupancy costs                258         241       489      526
 Selling, general and
  administrative expenses     1,188         805     1,992    1,698
                              -----       -----    ------   ------
                              6,322       5,913    12,334   11,742
                              -----       -----    ------   ------
   Income from operations       787         670     1,430    1,239
                              -----       -----    ------   ------

OTHER INCOME (EXPENSE):
 Interest expense on obligations
  under capital leases          (12)        (13)       (23)    (23)
 Interest expense on long term
  debt and damages payable      (39)        (31)       (73)    (51)
 Abandoned fixed assets         (37)          -       (60)       -
 Interest income                 14          14        24       30
 Recognition of deferred gains    1           1         2        2
 Other, net                       -          23        (2)      30
                              -----       -----     -----    -----
                                (73)         (6)     (132)     (12)
                              -----       -----     -----    -----

 Income before taxes            714         664     1,298    1,227



                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                   ------------------------------------------
                     (In Thousands Except Per Share Amounts)


                                   (Continued)


                               Thirteen Weeks      Twenty Six Weeks
                                   Ended                Ended
                             Mar. 31     Apr. 1   Mar. 31    Apr. 1
                               2001       2000     2001       2000
                             -------     ------   -------    ------

PROVISION FOR INCOME TAXES    $ 130      $  91     $ 278     $ 277
                              -----      -----     -----     -----

   Net Income                 $ 584      $ 573    $1,020     $ 950
                              =====      =====    ======     =====


                                       For The Thirteen Weeks Ended
                                Mar. 31, 2001               Apr. 1, 2000
                       Numerator Denominator   EPS  Numerator Denominator  EPS
                       --------------------------------------------------------
Basic EPS               584,000   1,904,500   $.31   573,000   1,928,949  $ .30
Effective/dilutive
Stock Options                         9,960                      117,031
                       --------------------------------------------------------
Diluted EPS             584,000   1,914,460   $.31   573,000   2,045,980  $ .28
-------------------------------------------------------------------------------


                                       For The Twenty Six Weeks Ended
                                  Mar. 31, 2001               Apr. 1, 2000
                        Numerator  Denominator  EPS  Numerator Denominator  EPS
                        --------------------------------------------------------
Basic EPS               1,020,000   1,882,907  $.54   950,000   1,928,949  $ .49
Effective/dilutive
Stock Options                           4,322                     117,667
                        --------------------------------------------------------
Diluted EPS             1,020,000   1,887,229  $.54   950,000   2,046,616  $ .46
--------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                          CONSOLIDATED BALANCE SHEETS

                MARCH 31, 2001 (UNAUDITED) and SEPTEMBER 30, 2000
                -------------------------------------------------
                                 (In Thousands)


                                     ASSETS
                                     ------

                                          MARCH 31     SEPTEMBER 30
                                            2001          2000
                                         ---------     -----------
 Cash and cash equivalents                $  1,271     $    739
 Notes and mortgages receivable,
  current maturities, net                      162          119
 Due from franchisees                          207          186
 Other receivables                             269          264
 Inventories                                 1,465        1,382
 Prepaid expenses                              368          318
 Deferred tax asset                            411          411
                                          --------     --------

     Total Current Assets                    4,153        3,419
                                          --------     --------

Property and Equipment                       5,516        5,317
                                          --------     --------

Leased Property Under Capital
 Leases, net                                    43           60
                                          --------     --------

Other Assets:
 Liquor licenses, net                          268          271
 Notes and mortgages receivable, net           325          147
 Investments in joint ventures               1,410        1,530
 Deferred tax asset                            251          251
 Other                                         208          214
                                          --------     --------

     Total Other Assets                      2,462        2,413
                                          --------     --------

     Total Assets                         $ 12,174     $ 11,209
                                          ========     ========


                  FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES
                  ---------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                MARCH 31, 2001 (UNAUDITED) AND SEPTEMBER 30, 2000
                -------------------------------------------------

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------
                                 (In Thousands)

                                             MARCH 31     SEPTEMBER 30
                                               2001           2000
                                           ------------   ------------
Current Liabilities:
 Accounts payable and accrued expenses      $  1,683        $ 1,514
 Current portion of long term debt               294            295
 Current obligations under capital leases         38             38
 Current portion of damages payable on
  terminated or rejected leases                  259            289
                                            --------       --------
     Total Current Liabilities                 2,274          2,136
                                            --------       --------

Long Term Debt, Net of Current
  Maturities                                   1,224          1,160
                                            --------       --------

Obligations Under Capital Leases,
 Net of Current Portion                          100            135
                                            --------       --------

Damages Payable On Terminated or Rejected
 Leases, Net of Current Portion                    -            111
                                            --------       --------

Stockholder's Equity:
 Common stock, 5,000,000 shares
  authorized, 4,197,642 shares issued            420            420
 Capital in excess of par value                6,028          6,052
 Retained earnings                             7,354          6,565
 Notes received on sale of common stock         (174)          (181)
 Less: Treasury stock, at cost
  2,301,164 shares at September 30,2000
  2,305,164 shares at March 31, 2001          (5,052)        (5,189)
                                            ---------      --------
     Total Stockholder's Equity                8,576          7,667
                                            ---------      --------

     Total Liabilities and
     Stockholder's Equity                   $ 12,174       $ 11,209
                                            =========      ========

See notes to consolidated financial statements.


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------

         FOR THE TWENTY SIX WEEKS ENDED MARCH 31, 2001 AND APRIL 1, 2000
         ---------------------------------------------------------------
                                 (In Thousands)


                                          MARCH 31      APRIL 1
                                            2001         2000
                                         ----------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $ 1,020      $   950
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization of
     property, equipment and capital
     leases                                   361          334
  Amortization of liquor licenses               3            3
  Recognition of deferred gains and
     other deferred income                     (2)          (2)
  Joint venture income                       (320)        (291)
  Loss on abandoned property & equipment       60            -
  Deferred income taxes benefit                 -          112

  Changes in assets and liabilities:
    (Increase) decrease in:
       Notes receivable                       (43)         119
       Inventories                            (83)         (74)
       Prepaid expenses                       (50)         (56)
       Due from franchises                    (21)           -
       Other receivables                       (5)
       Other assets                             6           81
    Increase (decrease) in:
       Accounts payable and accrued
         expenses                             169          (16)
       Due to franchises                       -          (552)
                                            -----        -----
        Net cash provided by operating
        activities                          1,095          608
                                            -----        -----


                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------

         FOR THE TWENTY SIX WEEKS ENDED MARCH 31, 2001 AND APRIL 1, 2000
         ---------------------------------------------------------------
                                 (In Thousands)

                                               March 31     April 1
                                                 2001        2000
                                              -----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to notes and mortgages
   receivable                                    (178)          (77)
  Distributions from joint ventures               440           291
  Additions to property and equipment            (551)       (1,571)
  Purchase of treasury stock                      (18)         (166)
  Receipt of rent security for long
   term lease                                     200             -
  Additional investment in joint ventures           -          (188)
                                                -----         -----

         Net cash provided by (used
         in) investing activities                (107)       (1,711)
                                                -----         -----


CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in long term debt                        -          1,000
  Payments on long term debt                     (137)           (42)
  Payments of obligations under capital
   leases                                         (35)           (37)
  Payment on damages payable on
   terminated or rejected leases                 (141)           (69)
  Exercise of stock option                         81              -
  Payment of cash dividend                       (231)          (215)
  Payment of notes receivable on sale
   of common stock                                  7              -

                                                -----          -----
         Net cash provided by (used
         in financing activities                 (456)           637
                                                -----          -----

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                       532          (466)

CASH AND EQUIVALENTS, BEGINNING OF YEAR           739         1,752
                                                -----         -----

CASH AND EQUIVALENTS, END OF QUARTER          $ 1,271       $ 1,286
                                               ======         =====


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 MARCH 31, 2001
                                 --------------

(1)  PETITION IN BANKRUPTCY:
     -----------------------

     On November 5, 1985, Flanigan's Enterprises, Inc. (Flanigan's), not including any of its subsidiaries, filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. In fiscal 1986, Flanigan's recorded damages of $4,278,000 in claims for losses as a result of rejected leases. Because the damage payments were to be made over nine years, the total amount due was discounted at a rate of 9.25%, Flanigan's then effective borrowing rate. During fiscal years 1991 and 1992, Flanigan's renegotiated the payment of this obligation to extend into fiscal 2002 which effectively reduced the discount rate to 3.71%. Certain other bankruptcy related liabilities including excise and property taxes, settlements and past rents, were fixed as to amount and have been paid in full pursuant to the terms of Flanigan's Plan of Reorganization, as amended and modified (Plan). On May 5, 1987 the Plan was confirmed by the Bankruptcy Court and on December 28, 1987, Flanigan's was officially discharged from bankruptcy. All liabilities under the Plan have been properly accrued and classified in the accompanying financial statements.

(2)  BASIS OF PRESENTATION:
     ----------------------

     The financial information for the periods ended March 31, 2001 and April 1, 2000 are unaudited. Financial information as of September 30, 2000 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10- KSB for the year ended September 30, 2000. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

(3) EARNINGS PER SHARE:
    -------------------

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

(3)  RECLASSIFICATION:
     -----------------

     Certain  amounts  in  the  fiscal  2000  financial   statements  have  been
reclassified to conform to the fiscal 2001 presentation.

(4)  FRANCHISE PROGRAM:
     ------------------

    During fiscal year 1995, the Company completed a franchise agreement for a franchisee to operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a license from the Company. The franchise agreement was drafted jointly with existing franchisees with all modifications requested by the franchisees incorporated therein. The franchise agreement provides the Company with the ability to maintain a high level of food quality and service at its franchised restaurants, which are essential to a successful franchise operation. A franchisee is required to execute a franchise agreement for the balance of the term of its lease for the business premises, extended by the franchisee's continued occupancy of the business premises thereafter, whether by lease or ownership. The franchise agreement provides for a royalty to the Company in an amount of approximately 3% of gross sales, plus a contribution to advertising in an amount of between 1-1/2% to 3% of gross sales. In most cases the Company does not sublease the business premises to the franchisee and in those cases where it does, the Company does not receive rent in excess of the amount paid by the Company.

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

    Kendall, Florida

    During fiscal year 1999, the Company invested in a limited partnership which constructed and now operates a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark in Kendall, Florida. Construction began in 1999 and the restaurant opened for business in April 2000. The Company acts as general partner and also owns a forty percent limited partnership interest. Other related parties, including, but not limited to officers and directors of the Company, and their families are also investors.

    West Miami, Florida

    During the third quarter of fiscal year 2000, the Company, as agent for a limited partnership to be formed, entered into a contract to purchase an existing restaurant location in West Miami, Florida to renovate and operate under the "Flanigan's Seafood Bar and Grill" servicemark. The funds necessary for this joint venture will be raised through a private offering. The Company will act as general partner and also own up to forty percent limited partnership interest. The Company received the necessary zoning approvals and variances for its contemplated use on April 19, 2001. It is anticipated that the renovations will begin during the fourth quarter of fiscal year 2001 and the restaurant will be open for business by the end of the fiscal year.

(6) INCOME TAXES:
    -------------

    Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards and tax credits to the extent that realization of said tax benefits is more likely than not. The deferred tax asset was $662,000 as of March 31, 2001 and as of September 30, 2000.


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


    The Company has retained an ADA expert, who is in the process of inspecting all locations, including the limited partnerships and franchisees, and will provide a report setting forth the ADA violations which will need to be corrected. It is the Company's intent to correct all ADA violations noted by its ADA expert and then vigorously defend the lawsuits arguing that all locations are in compliance. The cost to correct the ADA violations is included in the budget for capital improvements for fiscal year 2001.

(8) MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    --------------------------------------------------------------
    RESULTS OF OPERATIONS:
    ----------------------

    The Company owns and/or operates full service restaurants, package liquor stores and an entertainment oriented club (collectively the "units").The Company had interests in seven additional units which have been franchised by the Company. The table below sets out the changes, if any, in the type and number of units being operated.
                           Mar. 31   Sep. 30   Apr. 1     Note
                            2001       2000     2000     Numbers
                           -------  --------   ------    -------
Combination package
 and restaurant               4        4         4
Restaurant only               6        6         5       (1)(2)
Package store only            3        4         4       (3)(8)
Clubs                         1        1         1
                           ------   ------     -----

Total Company operated
 units                       14       15        14

Franchised units              7        7         7


Notes:
(1) During the third quarter of fiscal year 2000, the Company, as agent for a limited partnership to be formed, entered into a contract to purchase an existing restaurant location in West Miami, Florida, to renovated an operate a restaurant under the "Flanigan's Seafood Bar & Grill" servicemark. The Company received its special use and zoning variance with Miami Dade County, Florida, during the third quarter of fiscal year 2001. The limited partnership will raise funds to purchase and renovate the business premises. The restaurant is expected to open for business by the end of fiscal year 2001 and is not included in the table of units.

(2) During fiscal year 2000, the Company received official notification from the State of Florida, Department of Transportation, ("DOT"), that the DOT was exercising its right of eminent domain to "take" the hotel property upon which a restaurant, operated by the Company as general partner of a limited partnership, is located. It is anticipated that the DOT will take title to the hotel property during the first quarter of fiscal year 2002, at which time the restaurant will be forced to close.


(3) During the fourth quarter of fiscal year 2000, the Company entered into a lease agreement for the operation of a package liquor store in Hialeah, Florida. The Company received approved zoning during the second quarter of fiscal year 2001 and expects the package liquor store to be open for business during the fourth quarter of fiscal year 2001. This package liquor store is not included in the table of units.

(8) The lease for one (1) package liquor store owned and operated by the Company in Lake Worth, Florida expired on December 31, 2000 and the Company elected not to exercise its five year renewal option to extend the term of the same. The store was closed permanently as of December 27, 2000. The Company realized a loss of $23,000 as a result of the closing. During the past five (5) years, the store has operated at approximately break even. The Company does not expect the closing to have a material effect on the Company. The package liquor store not included in the table of units as of March 31, 2001.

Liquidity and Capital Resources

    Cash Flows

     The following table is a summary of the Company's cash flows for the first twenty six weeks of fiscal years 2001 and 2000.

                                        Twenty Six Weeks Ended
                                         March 31,    April 1,
                                           2001         2000
                                         ---------    --------
                                           (In Thousands)

Net cash provided by operating
 activities                              $ 1,095      $   608
Net cash used in investing
 activities                                 (107)      (1,711)
Net cash used in financing
 activities                                 (456)         637
                                         --------     -------

Net Increase (Decrease) in Cash
and Cash Equivalents                         532         (466)

Cash and Cash Equivalents, Beginning         739        1,752
                                         -------      -------

Cash and Cash Equivalents, Ending        $ 1,271      $ 1,286
                                         =======      =======

    On February 14, 2001, the Company declared a cash dividend of 12 cents per share payable on March 17, 2001 to shareholders of record on March 1, 2001.


Capital Expenditures

    The Company had additions to fixed assets of $555,000 during the twenty six weeks ended March 31, 2001 as compared to $1,571,000 for the twenty six weeks ended April 1, 2000 and $1,860,000 for the fiscal year ended September 30, 2000. The additions for the first twenty six weeks of ended April 1, 2000 and the fiscal year ended September 30, 2000 included the acquisition of a two story office building in Fort Lauderdale, Florida for $850,000 paid in cash. The Company has re-located its corporate headquarters to this building and plans to open a package liquor store a portion of the ground floor.

All of the Company's units require periodic refurbishing in order to remain competitive. During fiscal year 1992, as cash flow improved, the Company embarked on a refurbishing program which continues through the fiscal year 2001. The budget for fiscal year 2001, as adjusted, includes $500,000 for this program and $500,000 to renovate the office building. The Company believes that improved operations will provide the cash to continue the refurbishing program. The budget includes the estimated costs which will be incurred with the ADA lawsuits. The Company has in place a refurbishing plan through the end of fiscal year 2001.

    Working Capital

    The table below summarizes the current assets, current liabilities, and working capital for the fiscal quarters ended March 31, 2001, April 1, 2000 and the fiscal year ended September 30, 2000.

                                    Mar. 31,  Apr. 1,    Sep. 30,
    Item                             2001      2000        2000
    ----                            -------   -------    -------
                                          (In Thousands)

    Current Assets                 $ 4,153   $ 3,508    $ 3,419
    Current Liabilities              2,274     2,360      2,136
    Working Capital                  1,879     1,148      1,283

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


    The Company has made an application with Bank of America to borrow up to an additional $1,000,000 which will be secured by a mortgage on the newly renovated office building. The purpose of the loan is to insure that the Company has sufficient funds readily available for investment in new locations, whether Company owned or as an investment in a limited partnership created for such purpose.

    The $207,000 due from franchisees represents monies used for capital expenditures of the franchised units. The Company expects these monies will be repaid to the Company within the next six months.

    Legal Matters

    See "Litigation" on page 13 of this report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000 for a discussion of other legal proceedings resolved in prior years.

Results of Operation

                                    Thirteen Weeks Ended
                                  March 31,            April 1,
                                    2001                2000
                               Amount  Percent     Amount  Percent
                               ---------------     ---------------
                                           (In Thousands)

Restaurant food sales         $ 3,279   51.15       $ 3,040  50.11
Restaurant bar sales              780   12.17          754   12.43
Package goods sales             2,351   36.68        2,273   37.46
                                -------------        -------------
Total sales                     6,410  100.0         6,067  100.0

Franchise related revenues        320                  223
Owners fee                         95                   68
Joint venture income              165                  200
Other operating income            119                   25
                                -----                -----

Total Revenue                 $ 7,109              $ 6,583
                                =====                =====



                                     Twenty Six Weeks Ended
                                  March 31,           April 1,
                                    2001                2000
                                Amount  Percent    Amount  Percent
                                ---------------    ---------------
                                            (In Thousands)

Restaurant food sales         $ 6,122    48.84      $ 5,714  47.22
Restaurant bar sales            1,488    11.87        1,462  12.08
Package good sales              4,924    39.29        4,924  40.70
                               ------    -----        -----  -----

Total sales                    12,534   100.00       12,100 100.00

Franchise related revenues        604                   432
Owners fee                        158                   105
Joint venture income              320                   291
Other operating income            148                    53
                               ------                ------

Total Revenue                $ 13,764              $ 12,981
                               ======                ======

   Restaurant food sales represented 51.15% and 48.84% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2001, respectively as compared to 50.11% and 47.22% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2000, respectively. The increase reflects the higher volume of food sales. The weekly average of same store restaurant food sales were $235,357 and $219,769 for the twenty six weeks ended March 31, 2001 and April 1, 2000 respectively, an increase of 7.1%. The weekly average of same store restaurant food sales were $252,105 and $233,758 for the thirteen weeks ended March 31, 2001 and April 1, 2000 respectively, an increase of 7.9%.

   Restaurant bar sales represented 12.17% and 11.87% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2001, as compared to 12.43% and 12.08% of total sales in the thirteen and twenty six weeks of fiscal year 2000, respectively. The weekly average of same store restaurant bar sales were $57,239 and $56,235 for the twenty six weeks ended March 31, 2001 and April 1, 2000 respectively, an increase of 1.8%. The weekly average of same store bar sales were $59,985 and $58,035 for the thirteen weeks ended March 31, 2001 and April 1, 2000 respectively, an increase of 3.4%.

   Package good sales represented 36.68% and 39.29% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2001, respectively, as compared to 37.46% and 40.70% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2000, respectively. The weekly average of same store package good sales were $181,872 and $171,139 for the twenty six weeks ended March 31, 2001 and April 1, 2000 respectively, an increase of 6.3%. The weekly average of same store package good sales were $180,903 and $157,667 for the thirteen weeks ended March 31, 2001 and April 1, 2000 respectively, an increase of 14.7%.


The increase for the thirteen weeks was caused by the New Years holiday falling in the second quarter of fiscal year 2001 as compared to the first quarter in fiscal year 2000.

    The gross profit margin for restaurant sales was 62.7% and 64.1% for the thirteen weeks ended March 31, 2001 and April 1, 2000, respectively. The gross profit margin for restaurant sales was 63.0% and 64.9% for the twenty six weeks ended March 31, 2001 and April 1, 2000, respectively. The decrease in the gross profit margins is attributable to higher food costs.

   The gross profit margin for package good stores was 28.9% and 26.2% for the thirteen weeks ended March 31, 2001 and April 1, 2000, respectively. The gross profit margin for package good stores was 26.9% and 25.7% for the twenty six weeks ended March 31, 2001 and April 1, 2000, respectively.

   Franchise related revenues were $320,000 and $223,000 for the thirteen weeks ended March 31, 2001 and April 1, 2000 respectively, an increase of 43.5%. Franchise related revenues were $604,000 and $432,000 for the twenty six weeks ended March 31, 2001 and April 1, 2000 respectively, an increase of 39.8%. The increase is attributable to an additional joint venture being operated by the Company during the entire twenty six weeks and thirteen weeks ended March 31, 2001, as compared to the twenty six weeks and thirteen weeks ended April 1. Additionally increased sales for both the joint ventures and the franchised stores have contributed for increased franchise related revenues.

   The owners fee was $95,000 and $68,000 for the thirteen weeks ended March 31, 2001 and April 1, 2000 respectively, an increase of 39.7%. The owners fee was $158,000 and $105,000 for the twenty six weeks ended March 31, 2001 and April 1, 2000 respectively, an increase of 50.1% The increase is due to the increased volume of sales at the club.

   Joint venture income was $165,000 and $200,000 for the thirteen weeks ended March 31, 2001 and April 1, 2000 respectively, a decrease of 17.5%. Joint venture income was $320,000 and $291,000 for the twenty six weeks ended March 31, 2001 and April 1, 2000 respectively, an increase of 10.0%.

Operating Costs and Expenses

   Operating costs and expenses were $6,322,000 and $5,913,000 for the thirteen weeks ended March 31, 2001 and April 1, 2000 respectively, an increase of 6.9% Operating costs and expenses were $12,334,000 and $11,742,000 for the twenty six weeks ended March 31, 2001 and April 1, 2000 respectively, an increase of 5.1%



   Payroll and related costs, which includes workers compensation insurance were $1,690,000 and $1,827,000 for the thirteen weeks ended March 31, 2001 and April 1, 2001 respectively, a decrease of 7.5%. Payroll and related costs, which includes workers compensation insurance were $3,441,000 and $3,342,000 for the twenty six weeks ended March 31, 2001 and April 1, 2000 respectively, an increase of 3.0%. Payroll and related costs include the Company's contribution to the employee health insurance.

   Occupancy costs which include rent, common area maintenance, repairs and taxes were $258,000 and $241,000 for the thirteen weeks ended March 31, 2001 and April 1, 2000 respectively, an increase of 7.1%. Occupancy costs which include rent, common area maintenance, repairs and taxes were $489,000 and $526,000 for the twenty six weeks ended March 31, 2001 and April 1, 2000 respectively, a decrease of 7.0%.

   Selling, general and administrative expenses were $1,188,000,000 and $805,000 for the thirteen weeks ended March 31, 2000 and April 1, 2000 respectively, an increase of 47.6%. Selling, general and administrative expenses were $1,992,000 and $1,698,000 for the twenty six weeks ended March 31, 2001 and April 1, 2000 respectively, an increase of 17.3%. The increase in selling, general and administrative expenses was attributable to a large increase in promotion and advertising expenses including the Company's television advertising.

Trends

   During the next twelve months management expects continued increases in restaurant and package sales with increases in income from joint ventures. Management also anticipates a reduced food gross profit margin from restaurant food sales and moderate increases in other expenses.


PART II. OTHER INFORMATION
--------------------------

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


                        FLANIGAN'S ENTERPRISES, INC.


                                    /s/ Joseph G. Flanigan
                        -------------------------------------------------
                           JOSEPH G. FLANIGAN, Chief Executive Officer

Date   5/14/01
    ------------

                                    /s/ Edward A. Doxey
                        -------------------------------------------------
                           EDWARD A. DOXEY, Chief Financial Officer

Date   5/14/01
    ------------





