Form 10QSB
period 2001-06-30
FLANIGANS ENTERPRISES INC
filed 2001-08-14
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                   FORM 10-QSB

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


          For the period ended        June 30, 2001
                                      --------------


                                       OR



[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE OF 1934


    For the transition period from              to


Commission File Number                     I-6836
                                           ------

                          Flanigan's Enterprises, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Florida                                  59-0877638
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


5059 N.E. 18th Avenue, Fort Lauderdale, Florida               33334
--------------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code,     (954) 377-1961
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

                              INDEX TO FORM 10-QSB
                              --------------------

                                  JUNE 30, 2001
                                  -------------


PART I.  FINANCIAL INFORMATION
         ---------------------

      1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

         Consolidated Summary of Earnings -- For the Thirteen Weeks and Thirty Nine Weeks ended June 30, 2001 and July 1, 2000

         Consolidated Balance Sheets -- As of June 30, 2001 and
         September 30, 2000

         Consolidated Statements of Cash Flows for the Thirty Nine Weeks ended June 30, 2001 and July 1, 2000.

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



                                         Thirteen Weeks            Thirty Nine Weeks
                                              Ended
                                     Jun. 30       Jul. 1        Jun. 30        Jul. 1
                                       2001          2000          2001          2000
                                     --------      --------      --------      --------
REVENUES:
 Restaurant food sales               $  3,120      $  2,916      $  9,242      $  8,630
 Restaurant bar sales                     723           700         2,211         2,162
 Package good sales                     2,069         2,028         6,993         6,952
 Franchise related revenues               243           257           847           689
 Owners fee                                50            75           208           180
 Joint venture income                     141           159           461           450
 Other operating income                   110            21           258            74
                                     --------      --------      --------      --------
                                        6,456         6,156        20,220        19,137
                                     --------      --------      --------      --------
COSTS AND EXPENSES:
 Cost of merchandise sold
  restaurant and bar                    1,467         1,349         4,279         3,869
 Cost of merchandise sold
  package goods                         1,503         1,498         5,103         5,154
 Payroll and related costs              1,924         1,751         5,365         5,093
 Occupancy costs                          294           258           783           784
 Selling, general and
  administrative expenses                 949           946         2,941         2,644
                                     --------      --------      --------      --------
                                        6,137         5,802        18,471        17,544
                                     --------      --------      --------      --------
   Income from operations                 319           354         1,749         1,593
                                     --------      --------      --------      --------

OTHER INCOME (EXPENSE):
 Interest expense on obligations
  under capital leases                    (11)          (11)          (34)          (34)
 Interest expense on long term
  debt and damages payable                (30)          (42)         (103)          (93)
 Abandoned fixed assets                  --              (1)          (60)           (1)
 Interest income                            9            14            33            44
 Recognition of deferred gains              1             3
Other, net                               --              23            (2)           55
                                     --------      --------      --------      --------
                                          (31)          (17)         (163)          (29)
                                     --------      --------      --------      --------

 Income before taxes                      288           337         1,586         1,564


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                   ------------------------------------------
                     (In Thousands Except Per Share Amounts)

                                   (Continued)



                                         Thirteen Weeks       Thirty Nine Weeks
                                            Ended
                                     Jun. 30     Jul. 1      Jun. 30      Jul. 1
                                       2001        2000        2001        2000
                                      ------      ------      ------      ------
PROVISION FOR INCOME TAXES            $   66      $   64      $  344      $  341
                                      ------      ------      ------      ------

   Net Income                         $  222      $  273      $1,242      $1,223
                                      ======      ======      ======      ======


                                               For The Thirteen Weeks Ended
                                   Jun. 30, 2001                          Jul. 1, 2000
                        Numerator   Denominator      EPS      Numerator    Denominator       EPS
                        ---------   -----------      ---      ---------    -----------       ---
Basic EPS                222,000     1,922,478      $.12       273,000     1,856,478     $      .15

Effective/dilutive
Stock Options                           16,989                               71,768
                         -------     ---------      ----       -------     ---------     ----------
 Diluted EPS             222,000     1,939,467      $.11       273,000     1,928,246     $      .14
                         -------     ---------      ----       -------     ---------     ----------


                                              For The Thirty Nine Weeks Ended
                                   Jun. 30, 2001                          Jul. 1, 2000
                        Numerator   Denominator      EPS      Numerator    Denominator       EPS
                        ---------   -----------      ---      ---------    -----------       ---
Basic EPS                1,242,000   1,896,097      $.66       1,223,000   1,856,478     $   .66

Effective/dilutive
Stock Options                8,238      80,870
                         ---------   ---------      ----       ---------   ---------     -------
Diluted EPS              1,242,000   1,904,335      $.65       1,223,000   1,937,348     $   .63
                         ---------   ---------      ----       ---------   ---------     -------


The accompanying notes to consolidated financial statements are an integral part of these statements.



                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                JUNE 30, 2001 (UNAUDITED) and SEPTEMBER 30, 2000
                ------------------------------------------------
                                 (In Thousands)


                                     ASSETS


                                                         JUNE 30      SEPTEMBER 30
                                                          2001            2000
                                                         -------         -------
 Cash and cash equivalents                               $   860         $   739
 Notes and mortgages receivable,
  current maturities, net                                    121             119
 Due from franchisees                                        388             186
 Other receivables                                           259             264
 Inventories                                               1,499           1,382
 Prepaid expenses                                            379             318
 Deferred tax asset                                          473             411
                                                         -------         -------

     Total Current Assets                                  3,979           3,419
                                                         -------         -------

Property and Equipment                                     5,674           5,317
                                                         -------         -------

Leased Property Under Capital
 Leases, net                                                  36              60
                                                         -------         -------

Other Assets:
 Liquor licenses, net                                        267             271
 Notes and mortgages receivable, net                         324             147
 Investments in joint ventures                             1,326           1,530
 Deferred tax asset                                          251             251
 Other                                                       137             214
                                                         -------         -------

     Total Other Assets                                    2,305           2,413
                                                         -------         -------

     Total Assets                                        $11,994         $11,209
                                                         =======         =======




                  FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES
                  ---------------------------------------------

                           CONSOLIDATED BALANCE SHEETS

                JUNE 30, 2001 (UNAUDITED) AND SEPTEMBER 30, 2000
                ------------------------------------------------

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------
                                 (In Thousands)



                                                       JUNE 30     SEPTEMBER 30
                                                         2001          2000
                                                       --------      --------
Current Liabilities:
 Accounts payable and accrued expenses                 $  1,474        $  1,514
 Current portion of long term debt                          304             295
 Current obligations under capital leases                    38              38
 Current portion of damages payable on
  terminated or rejected leases                             184             289
                                                       --------        --------
     Total Current Liabilities                            2,000           2,136
                                                       --------        --------

Long Term Debt, Net of Current
  Maturities                                              1,110           1,160
                                                       --------        --------

Obligations Under Capital Leases,
 Net of Current Portion                                      83             135
                                                       --------        --------

Damages Payable On Terminated or Rejected
 Leases, Net of Current Portion                            --               111
                                                       --------        --------

Stockholder's Equity:
 Common stock, 5,000,000 shares
  authorized, 4,197,642 shares issued                       420             420
 Capital in excess of par value                           6,028           6,052
 Retained earnings                                        7,576           6,565
 Notes received on sale of common stock                    (171)           (181)
 Less: Treasury stock, at cost
  2,341,164 shares at September 30,2000
  2,275,164 shares at June 30, 2001                      (5,052)         (5,189)
                                                       --------        --------
     Total Stockholder's Equity                           8,801           7,667
                                                       --------        --------

     Total Liabilities and
     Stockholder's Equity                              $ 11.994        $ 11,209
                                                       ========        ========

                 See notes to consolidated financial statements.


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------

         FOR THE THIRTY NINE WEEKS ENDED JUNE 30, 2001 AND JULY 1, 2000
         --------------------------------------------------------------
                                 (In Thousands)


                                                        JUNE 30        JULY 1
                                                          2001          2000
                                                         -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 1,242        $ 1,223
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization of
     property, equipment and capital
     leases                                                  513            520
  Amortization of liquor licenses                              4              4
  Recognition of deferred gains and
     other deferred income                                    (3)            (3)
  Joint venture income                                      (461)          (450)
  Loss on abandoned property & equipment                      60              1
  Deferred income taxes benefit                              (62)           (24)


  Changes in assets and liabilities:
    (Increase) decrease in:
       Notes receivable                                       (2)           (32)
       Inventories                                          (117)          (117)
       Prepaid expenses                                      (61)            22
       Due from franchises                                  (202)          (885)
       Other receivables                                       5
       Other assets                                           77           (139)
    Increase (decrease) in:
       Accounts payable and accrued
         expenses                                            (40)           (49)
       Due to franchises                                    --               (7)

                                                         -------        -------
        Net cash provided by operating
        activities                                           953             64
                                                         -------        -------

                                   (continued)


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------

         FOR THE THIRTY NINE WEEKS ENDED JUNE 30, 2001 AND JULY 1, 2000
         --------------------------------------------------------------


                                                      (In Thousands)
                                                         June 30         July 1
                                                           2001           2000
                                                         -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to notes and mortgages
   receivable                                               (253)           (93)
  Distributions from joint ventures                          665            450
  Additions to property and equipment                       (954)        (2,053)
  Collections on notes and mortgages
   receivable                                                 76             48
  Receipt of rent security for long
   term lease                                                200           --
  Additional investment in joint ventures                   --              (87)
  Sale of liquor license                                    --               30
                                                         -------        -------

         Net cash provided by (used
         in) investing activities                           (266)        (1,705)
                                                         -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in long term debt                                --            1,000
  Payments on long term debt                                (241)          (114)
  Payments of obligations under capital
   leases                                                    (52)           (52)
  Payment on damages payable on
   terminated or rejected leases                            (216)          (125)
  Exercise of stock option                                   146           --
  Purchase of treasury stock                                  18           (467)
  Payment of cash dividend                                  (231)          (215)
  Payment of notes receivable on sale
   of common stock                                            10           --

                                                         -------        -------
         Net cash provided by (used
         in financing activities                            (566)            27
                                                         -------        -------

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                                  121         (1,614)

CASH AND EQUIVALENTS, BEGINNING OF YEAR                      739          1,752
                                                         -------        -------

CASH AND EQUIVALENTS, END OF QUARTER                     $   860        $   138
                                                         =======        =======

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                  JUNE 30, 2001
                                  -------------


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


(2)  BASIS OF PRESENTATION:
     ----------------------

     The financial information for the periods ended June 30, 2001 and July 1, 2000 are unaudited. Financial information as of September 30, 2000 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10- KSB for the year ended September 30, 2000. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(5) INVESTMENT IN JOINT VENTURES:
    -----------------------------

    Miami, Florida

    The Company operates a restaurant in Miami, Florida under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a limited partnership agreement. The Company acts as the general partner and owns a fifty percent limited partnership interest. The State of Florida, Department of Transportation, is exercising its right of eminent domain to "take" the hotel property upon which this restaurant is located and it anticipates the restaurant will be forced to close during the second quarter of fiscal year 2002.





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


    West Miami, Florida

    During the third quarter of fiscal year 2000, the Company, as agent for a limited partnership to be formed, entered into a contract to purchase an existing restaurant location in West Miami, Florida to renovate and operate under the "Flanigan's Seafood Bar and Grill" servicemark. The funds necessary for this joint venture were raised through a private offering. The Company acts as general partner and also owns a twenty five percent limited partnership interest. Of its twenty five percent limited partnership interest, the Company received 6.36% of its limited partnership interest as a bonus and as compensation for advancing funds prior to receiving zoning approval for its intended use and advancing funds for its limited guaranty of the lease for the business premises. Other related parties including, but not limited to officers and directors of the Company and their families are also investors. The sale was closed during the third quarter of fiscal year 2001. It is anticipated that the restaurant will open for business during the first quarter of fiscal year 2002.



    Weston, Florida

    During the third quarter of fiscal year 2001, the Company, as general partner of a limited partnership, entered into a letter of intent to sublease an existing restaurant location in Weston, Florida to renovate and operate the same under the "Flanigan's Seafood Bar and Grill" servicemark. The Company acts as general partner and will also own up to forty percent (40%) limited partnership interest. Other related parties, including but not limited to officers and directors of the Company and their families, may also be investors. The funds necessary for this joint venture will be raised through a private offering. The Sublease Agreement was executed subsequent to the end of the third quarter of fiscal year 2001, with the Company assuming management of the existing restaurant under its existing servicemark. It is anticipated that the restaurant will be renovated and open for business under the "Flanigan's Seafood Bar and Grill" servicemark during the second quarter of fiscal year 2002.



(6) INCOME TAXES:
    -------------

    Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards and tax credits to the extent that realization of said tax benefits is more likely than not. The deferred tax asset was $724,000 as of June 30, 2001 and $662,0000 as of September 30, 2000.



(7) COMMITMENTS AND CONTINGENCIES:
    ------------------------------

    Guarantees

    The Company guarantees various leases for franchisees and locations sold in prior years. Remaining rental commitments required under these leases are approximately $1,500,000. In the event of a default under any of these agreements, the Company will have the right to repossess the premises.

    During the third quarter of fiscal 2001 and in order for the Company, as general partner of a limited partnership to close on the purchase of a restaurant location in West Miami, Florida, the Company had to guaranty one (1) year's minimum rent on the lease for the business premises, currently in the amount of $80,000.



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


                                  Jun. 30  Sep. 30   Jul. 1   Note
                                    2001     2000     2000    Numbers
                                    ----     ----     ----    -------
Combination package
 and restaurant                       4        4         4
Restaurant only                       6        6         6  (1)(2)(3)
Package store only                    3        4         4  (4)(5)(6)
Clubs                                 1        1         1
                                 ------    -----    ------

Total Company operated units         14       15        15

Franchised units                      7        7         7



Notes:
------
(1) During the third quarter of fiscal year 2000, the Company, as agent for a limited partnership to be formed, entered into a contract to purchase an existing restaurant location in West Miami, Florida, to renovate and operate a restaurant under the "Flanigan's Seafood Bar & Grill" servicemark. The sale was closed and construction commenced during the third quarter of fiscal year 2001. The restaurant is expected to open for business during the first quarter of fiscal year 2002 and is not included in the table of units.


(2) During fiscal year 2000, the Company received official notification from the State of Florida, Department of Transportation, ("DOT"), that the DOT was exercising its right of eminent domain to "take" the hotel property upon which a restaurant, operated by the Company as general partner of a limited partnership, is located. It is anticipated that the DOT will take title to the hotel property during the second quarter of fiscal year 2002, at which time the restaurant will be forced to close.

(3) During the third quarter of fiscal year 2001, the Company, as general partner of a limited partnership, entered into a letter of intent to sublease an existing restaurant location in Weston, Florida to renovate and operate the same under the "Flanigan's Seafood Bar and Grill" servicemark. The Company acts as general partner and will also own up to a forty percent (40%) limited partnership interest. Other related parties, including but not limited to officers and directors of the Company and their families, may also be investors. The funds necessary for this joint venture will be raised through a private offering. The Sublease Agreement was executed subsequent to the end of the third quarter of fiscal year 2001, with the Company assuming management of the existing restaurant under the existing servicemark. It is anticipated that the restaurant will be renovated and open for business under the "Flanigan's Seafood Bar and Grill " servicemark during the second quarter of fiscal year 2002.


(4) During the fourth quarter of fiscal year 2000, the Company entered into a lease agreement for the operation of a package liquor store in Hialeah, Florida. The Company received approved zoning during the second quarter of fiscal year 2001 and expects the package liquor store to be open for business during the first quarter of fiscal year 2002. This package liquor store is not included in the table of units.


(5) The lease for one (1) package liquor store owned and operated by the Company in Lake Worth, Florida expired on December 31, 2000 and the Company elected not to exercise its five year renewal option to extend the term of the same. The store was closed permanently as of December 27, 2000. The Company realized a loss of $23,000 as a result of the closing. During the past five (5) years, the store has operated at approximately break even. The Company does not expect the closing to have a material effect on the Company. The package liquor store is not included in the table of units as of June 30, 2001.


(6) During the second quarter of fiscal year 2001, the Company completed renovations to its new corporate offices and relocated to the same. The new corporate offices consist of a two (2) story building, with space set aside on the ground floor for a package liquor store. The Company will be proceeding with the application for its building permits and expects the package liquor store to be open for business during the third quarter of fiscal year 2002. This package liquor store is not included in the table of units.



Liquidity and Capital Resources
-------------------------------

    Cash Flows
    ----------

    The following table is a summary of the Company's cash flows for the first thirty nine weeks of fiscal years 2001 and 2000.

                                                         Thirty Nine Weeks Ended
                                                        June 30,         July 1,
                                                          2001             2000
                                                        -------         -------
                                                              (In Thousands)
Net cash provided by operating
 activities                                             $   953         $    64
Net cash used in investing
 activities                                                (266)         (1,705)
Net cash provided (used) in financing
 activities                                                (566)             27
                                                        -------         -------

Net Increase (Decrease) in Cash
and Cash Equivalents                                        121          (1,614)

Cash and Cash Equivalents, Beginning                        739           1,752
                                                        -------         -------

Cash and Cash Equivalents, Ending                       $   860         $   138
                                                        =======         =======

    On February 14, 2001, the Company declared a cash dividend of 12 cents per share payable on March 17, 2001 to shareholders of record on March 1, 2001.

Capital Expenditures
--------------------

    The Company had additions to fixed assets of $954,000 during the thirty nine weeks ended June 30, 2001 as compared to $2,053,000 for the thirty nine weeks ended July 1, 2000 and $1,860,000 for the fiscal year ended September 30, 2000. The additions for the thirty nine weeks of ended July 1, 2000 and the fiscal year ended September 30, 2000 included the acquisition of a two story office building in Fort Lauderdale, Florida for $850,000 paid in cash. The Company has re-located its corporate headquarters to this building and plans to open a package liquor store in a portion of the ground floor.

    All of the Company's units require periodic refurbishing in order to remain competitive. During fiscal year 1992, as cash flow improved, the Company embarked on a refurbishing program which continues through the fiscal year 2001. The budget for fiscal year 2001, as adjusted, includes $700,000 for this program and $500,000 to renovate the office building. The Company believes that improved operations will provide the cash to continue the refurbishing program. The budget includes the estimated costs which will be incurred with the ADA lawsuits. The Company has in place a refurbishing plan through the end of fiscal year 2001.


    Working Capital
    ---------------

    The table below summarizes the current assets, current liabilities, and working capital for the fiscal quarters ended June 30, 2001, July 1, 2000 and the fiscal year ended September 30, 2000.


                                    Jun. 30,  Jul. 1,    Sep. 30,
    Item                             2001      2000       2000
    ----                            -------   -------    -------
                                          (In Thousands)

    Current Assets                 $ 3,979   $ 3,497    $ 3,419
    Current Liabilities              2,022     2,826      2,136
    Working Capital                  1,957       671      1,283



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


    Subsequent to the third quarter of fiscal year 2001, the Company borrowed the sum of $895,000 from the Bank of America, d/b/a Nations Bank. The promissory note earns interest at the rate of 8.62% per annum, amortized over 20 years with principal and interest payable monthly, with the entire unpaid principal balance and all accrued interest due on August 1, 2008. The promissory note is secured by a mortgage on the office building purchased by the Company for its corporate offices, which office building was released from the lien granted by the Company to Bank of America, d/b/a Nations Bank, as collateral for the loan in January of fiscal year 2000. In order to receive the fixed interest rate, the Company entered into an ISDA Master Agreement with Bank of America, ("SWAP Agreement"), and in the event the Company elects to prepay the promissory note, there may be a prepayment penalty associated therewith.

    The $388,000 due from franchisees represents funds advanced for capital expenditures to the franchised units. The Company expects these funds will be repaid to the Company within the next six months.

    Legal Matters
    -------------

    See "Litigation" on page 12 of this report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000 for a discussion of other legal proceedings resolved in prior years.



Results of Operation
--------------------

                                                  Thirteen Weeks Ended
                                            June 30,                 July 1,
                                              2001                    2000
                                       Amount     Percent     Amount       Percent
                                       ------     -------     ------       -------
                                                    (In Thousands)
Restaurant food sales                 $3,120       52.77      $2,916        51.67
Restaurant bar sales                     723       12.23         700        12.40
Package goods sales                    2,069       35.00       2,028        35.93
                                      ------      ------      ------       ------

Total sales                            5,912       100.0       5,644       100.0

Franchise related revenues               243                     257
Owners fee                                50                      75
Joint venture income                     141                     159
Other operating income                   110                      21
                                      ------                  ------

Total Revenue                         $6,456                  $6,156
                                      ======                  ======



                                            Thirty Nine Weeks Ended
                                     June 30,                  July 1,
                                       2001                     2000
                                Amount       Percent      Amount     Percent
                                ------       -------      ------     -------
                                              (In Thousands)
Restaurant food sales           $ 9,242       50.10     $ 8,630         48.63
Restaurant bar sales              2,211       11.99       2,162         12.19
Package good sales                6,993       37.91       6,952         39.18
                                -------     -------     -------        ------

Total sales                      18,446      100.00      17,744        100.00

Franchise related revenues          847                     689
Owners fee                          208                     180


Joint venture income                461                     450
Other operating income              258                      74
                                -------                 -------

Total Revenue                   $20,220                 $19,137
                                =======                 =======

   Restaurant food sales represented 52.77% and 50.10% of total sales in the thirteen weeks and thirty nine weeks of fiscal year 2001, respectively as compared to 51.67% and 48.63% of total sales in the thirteen weeks and thirty nine weeks of fiscal year 2000, respectively. The weekly average of same store restaurant food sales were $239,999 and $207,085 for the thirty nine weeks ended June 30, 2001 and July 1, 2000 respectively, an increase of 15.9%. The weekly average of same store restaurant food sales were $236,975 and $209,554 for the thirteen weeks ended June 30, 2001 and July 1, 2000 respectively, an increase of 13.1%. The increase is attributed to an increase in same store customer count as well as selective menu price increases.


   Restaurant bar sales represented 12.23% and 11.99% of total sales in the thirteen weeks and thirty nine weeks of fiscal year 2001 respectively, as compared to 12.40% and 12.19% of total sales in the thirteen and thirty nine weeks of fiscal year 2000, respectively. The weekly average of same store restaurant bar sales were $56,680 and $55,424 for the thirty nine weeks ended June 30, 2001 and July 1, 2000 respectively, an increase of 2.3%. The weekly average of same store bar sales were $55,560 and $53,801 for the thirteen weeks ended June 30, 2001 and July 1, 2000 respectively, an increase of 3.3%.


   Package goods sales represented 35.00% and 37.91% of total sales in the thirteen weeks and thirty nine weeks of fiscal year 2001, respectively, as compared to 35.93% and 39.18% of total sales in the thirteen weeks and thirty nine weeks of fiscal year 2000, respectively. The weekly average of same store package goods sales were $174,289 and $160,433 for the thirty nine weeks ended June 30, 2001 and July 1, 2000 respectively, an increase of 8.6%. The weekly average of same store package good sales were $159,130 and $146,948 for the thirteen weeks ended June 30, 2001 and July 1, 2000 respectively, an increase of 8.3%.


    The gross profit margin for restaurant sales was 60.4% and 62.7% for the thirteen weeks ended June 30, 2001 and July 1, 2000, respectively. The gross profit margin for restaurant sales was 61.6% and 63.1% for the thirty nine weeks ended June 30, 2001 and July 1, 2000, respectively. The decrease in the gross profit margins is attributed to higher food costs.


   The gross profit margin for package goods stores was 27.3% and 27.5% for the thirteen weeks ended June 30, 2001 and July 1, 2000, respectively. The gross profit margin for package goods stores was 27.1% and 26.7% for the thirty nine weeks ended June 30, 2001 and July 1, 2000, respectively.


   Franchise related revenues were $243,000 and $257,000 for the thirteen weeks ended June 30, 2001 and July 1, 2000 respectively, a decrease of 5.4%. Franchise related revenues were $847,000 and $689,000 for the thirty nine weeks ended June 30, 2001 and July 1, 2000 respectively, an increase of 22.9%.

   The owners fee was $50,000 and $75,000 for the thirteen weeks ended June 30, 2001 and July 1, 2000 respectively, a decrease of 33.3%. The owners fee was $208,000 and $180,000 for the thirty nine weeks ended June 30, 2001 and July 1, 2000 respectively, an increase of 15.6%.

   Joint venture income was $141,000 and $159,000 for the thirteen weeks ended June 30, 2001 and July 1, 2000 respectively, a decrease of 11.3%. Joint venture income was $461,000 and $450,000 for the thirty nine weeks ended June 30, 2001 and July 1, 2000 respectively, an increase of 2.4%.


Operating Costs and Expenses
----------------------------

   Operating costs and expenses were $6,137,000 and $5,802,000 for the thirteen weeks ended June 30, 2001 and July 1, 2000 respectively, an increase of 5.8% Operating costs and expenses were $18,471,000 and $17,544,000 for the thirty nine weeks ended June 30, 2001 and July 1, 2000 respectively, an increase of 5.3%.

   Payroll and related costs, which includes workers compensation insurance were $1,924,000 and $1,751,000 for the thirteen weeks ended June 30, 2001 and July 1, 2000 respectively, an increase of 9.9%. Payroll and related costs, which includes workers compensation insurance were $5,365,000 and $5,093,000 for the thirty nine weeks ended June 30, 2001 and July 1, 2000 respectively, an increase of 5.3%. Payroll and related costs include the Company's contribution to the employee health insurance.

    Occupancy costs which include rent, common area maintenance, repairs and taxes were $294,000 and $258,000 for the thirteen weeks ended June 30, 2001 and July 1, 2000 respectively, an increase of 14.0%. Occupancy costs which include rent, common area maintenance, repairs and taxes were $783,000 and $784,000 for the thirty nine weeks ended June 30, 2001 and July 1, 2000 respectively. The higher occupancy costs for the thirteen weeks ended June 30, 2001 as compared to the thirteen weeks ended July 1, 2000 are directly attributed to the cost of relocating the Company's corporate headquarters.



   Selling, general and administrative expenses were $949,000. and $946,000 for the thirteen weeks ended June 30, 2001 and July 1, 2000 respectively, an increase of .3%. Selling, general and administrative expenses were $2,941,000 and $2,644,000 for the thirty nine weeks ended June 30, 2001 and July 1, 2000 respectively, an increase of 11.2%. The increase in selling, general and administrative expenses was attributed to an increase in promotion and advertising expenses including the Company's television advertising.

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

                      FLANIGAN'S ENTERPRISES, INC.


                      /s/JOSEPH G. FLANIGAN
                      ---------------------
                      JOSEPH G. FLANIGAN, Chief Executive Officer

Date 8/13/01
     -------

                        /s/EDWARD A. DOXEY
                        ------------------
                        EDWARD A. DOXEY, Chief Financial Officer

Date 8/13/01
     -------


