Form 10KSB
period 2001-09-29
FLANIGANS ENTERPRISES INC
filed 2001-12-19
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

(X)  ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended September 29,2001
                          -----------------

                                   OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                   Commission File Number       I-6836
                                             -----------

                          Flanigan's Enterprises, Inc.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                           59-0877638
-------------------------------                          -------------------
(State of other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

5059 N.E. 18th Avenue, Fort Lauderdale, FL                      33334
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code, (954) 377-1961
                                                    --------------

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $4,229,000 as of November 20, 2001.

There were 1,922,478 shares of the Registrant's Common Stock ($0.10) Par Value outstanding as of September 29, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the Registrant's 2002 definitive proxy material has been incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-KSB.


                         Exhibit Index Begins on Page 34

                                     PART I
Item 1. Business
----------------

     When used in this report, the words "anticipate", "believe", "estimate", "will", "may", "intend" and "expect" and similar expressions identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general expansion of the Company's business. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved.

General
-------

     Flanigan's Enterprises, Inc., (the "Company") owns and/or operates restaurants with lounges, package liquor stores and an entertainment oriented club (collectively the "units"). At September 29, 2001, the Company operated 15 units, and had interests in seven additional units which have been franchised by the Company. The table below sets out the changes in the type and number of units being operated.


                                         FISCAL       FISCAL
                                         YEAR         YEAR           NOTE
                                         2001         2000           NUMBER
TYPES OF UNITS
--------------------------------------------------------------------------------
Combination package and restaurant        4            4
Restaurant only                           7            6          (1)(2)(3)(4)
Package store only                        3            4          (5)(6)(7)
Clubs                                     1            1
--------------------------------------------------------------------------------
TOTAL - Company operated units           15           15

FRANCHISED - units                        7            7          (8)


Notes:
------

   (1) During the third quarter of fiscal year 1998 the Company formed a limited partnership and raised funds through a private offering to purchase the assets of a restaurant in Kendall, Florida and renovate the same for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company acts as general partner and has a forty percent ownership of the partnership. The restaurant opened for business on April 9, 2000.

  (2) During the third quarter of fiscal year 2000, a limited partnership was formed which raised funds through a private offering to purchase the assets of a restaurant in West Miami, Florida and renovate the same for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company is the general partner and has a 25 percent ownership interest in the partnership. The restaurant opened for business during the first quarter of fiscal year 2002 and is not included in the table of units.

  (3) During the fiscal year 2000, the Company received official notification from the State of Florida, Department of Transportation ("DOT"), that the DOT was exercising its right of eminent domain to "take" the hotel property upon which a restaurant, operated by the Company as general partner of a limited partnership, is located. It is also anticipated that the DOT will take title to the hotel property during the second quarter of fiscal year 2002, at which time the restaurant will be forced to close.

  (4) During the fourth quarter of fiscal year 2001, a limited partnership was formed with the Company as general partner. The limited partnership entered into a sublease agreement to operate an existing restaurant in Weston, Florida. The limited partnership plans to raise funds to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The funds will not be raised, nor will renovations begin until the sublessor has resolved several zoning and related matters and it is currently impossible to determine when the renovations will begin. Until additional limited partnership units are sold, the Company owns 100% of the limited partnership which has been consolidated for financial reporting purposes. This restaurant is included in the table of units.

  (5) During the fourth quarter of fiscal year 2000, the Company entered into a lease for the operation of a package liquor store in Hialeah, Florida. This package liquor store opened for business during the first quarter of fiscal year 2002 and is not included in the table of units.

  (6) The lease for one (1) package liquor store owned and operated by the Company in Lake Worth, Florida expired on December 31, 2000 and the Company elected not to exercise its five year renewal option to extend the terms of the same. Consequently the package liquor store was closed permanently, at the close of business on December 31, 2000.

  (7) During the fourth quarter of fiscal year 2001, the Company entered into a ground lease for an out parcel in Hollywood, Florida. The Company plans to construct a building on the out parcel, one-half (1/2) of which will be used by the Company for the operation of a package liquor store and the other one-half (1/2) will be subleased by the Company as retail space. The Company plans to file its building plans during the second quarter of fiscal year 2002 and expects the building to be complete and the package liquor store open for business during the fourth quarter of fiscal year 2002.

  (8) Since the fourth quarter of 1999, the Company has managed the restaurant for a franchisee. The franchised restaurant is included in the table of units as a restaurant operated by the Company and the franchise is also included as a unit franchised by the Company and in which the Company has an interest.

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

   During fiscal year 1987, the Company began renovating its lounges to provide full restaurant food service, and subsequently renovated and added food service to most of its lounges. The restaurant concept, as the Company offers it, has been so well received by the public that food sales now represent approximately 80% of total restaurant sales.

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

   The Company's principal sources of revenue are the sale of food and alcoholic beverages.

   The Company conducts its operations directly and through a number of wholly owned subsidiaries. The operating subsidiaries are as follows:

SUBSIDIARY                                 STATE OF INCORPORATION
----------                                 ----------------------
Flanigan's Management Services, Inc.               Florida
Flanigan's Enterprises, Inc. of Georgia            Georgia
Seventh Street Corp.                               Florida
Flanigan's Enterprises, Inc. of Pa.                Pennsylvania
CIC Investors #95, Ltd.                            Florida

   The income derived and expenses incurred by the Company relating to the aforementioned subsidiaries are consolidated for accounting purposes with the income and expenses of the Company in the consolidated financial statements in this Form 10-KSB.

   The Company's executive offices, which are owned by the Company, are located in a two story building at 5059 N.E. 18th Avenue, Fort Lauderdale, Florida 33334 and its telephone number at such address is (954) 377-1961.

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

   Financial information broken into these two principal industry segments for the two fiscal years ended September 29, 2001 and September 30, 2000 is set forth in the consolidated financial statements which are attached hereto, and is incorporated herein by reference.

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

   The Company's restaurants offer full food and alcoholic beverage service with approximately 80% of their sales being food items. These restaurants are operated under the "Flanigan's Seafood Bar and Grill" servicemark. Although these restaurants provide a neighborhood atmosphere, they have the degree of standardization prevalent in casual dining restaurant chains, including menu. The interior decor is nautical with numerous fishing and boating pictures and decorations. Drink prices may vary between locations to meet local conditions. Food prices are standardized. The restaurants' hours of operation are from 11:00 a.m. to 1:00-5:00 a.m. The Company continues to develop strong customer recognition of its "Flanigan's Seafood Bar and Grill" servicemark through very competitive pricing and efficient and friendly service.

   The Company's package liquor stores and restaurants were designed to permit minor modifications without significant capital expenditures. However, from time to time the Company is required to redesign and refurbish its units at significant cost. See Item 2, Properties and Item 7 for further discussion.

Franchised Package Liquor Stores and Lounges
--------------------------------------------

   In March 1985, the Company embarked on a plan to sell, on a franchise basis, up to 26 of the Company's package liquor stores and lounges in the South Florida area. The franchisee purchased the liquor license, furniture, fixtures and equipment of a particular unit, entered into a sublease for the business premises and a franchise agreement, whereby the franchisee licensed the "Big Daddy's Liquors" and "Big Daddy's Lounges" servicemarks in the operation of its business. The franchise agreement provided for a royalty to the Company, in the amount of 1% of gross sales, plus a contribution to advertising, in an amount between 1-1/2% to 2% of gross sales. In most cases, the sublease agreement provided for rent in excess of the amount paid by the Company, in order to realize an additional return of between 2% to 3% of gross sales. The Company suspended its franchise plan at the end of fiscal year 1986.

   As of the end of fiscal year 2001, seven units were franchised. Five of these units are franchised to members of the family of the Chairman of the Board and Officers or Directors. The units that continue to be franchised are doing well and continue to generate income for the Company.

Franchised Restaurants
----------------------

     During fiscal year 1995, the Company completed its new franchise agreement for a franchisee to operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a license from the Company. The new franchise agreement was drafted jointly with existing franchisees with all modifications requested by the franchisees incorporated therein. The new franchise agreement provides the Company with the ability to maintain a high level of food quality and service at its franchised restaurants, which are essential to a successful franchise operation. Each franchisee was required to execute a new franchise agreement for the balance of the term of its lease for the business premises, extended by the franchisee's continued occupancy of the business premises thereafter, whether by lease or ownership. The new franchise agreement provides for a royalty to the Company in the amount of approximately 3% of gross sales plus a contribution to advertising in an amount between 1-1/2% to 3% of gross sales. In most cases, the Company does not sublease the business premises to the franchisee and in those cases where it does, the Company no longer receives rent in excess of the amount paid by the Company.

   All existing franchisees who operate restaurants under the "Flanigan's Seafood Bar and Grill" or other authorized servicemarks have executed new franchise agreements.

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

   During the third quarter of fiscal year 1997, a related party formed a limited partnership to own a certain franchise in Fort Lauderdale, Florida, through which the necessary funds were raised to renovate the restaurant for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company is a twenty five percent owner of the limited partnership as are other related parties, including, but not limited to officers and directors of the Company and their families.

   During the fourth quarter of fiscal year 1997, the Company formed a limited partnership which raised funds through a private offering to purchase the assets of a restaurant in Surfside, Florida and renovate the same for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company acts as general partner of the limited partnership and is also a forty three percent owner of the same, as are other related parties, including, but not limited to officers and directors of the Company and their families. The limited partnership agreement gives the limited partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of the gross sales from the operation of the restaurant, only while the Company acts as general partner. This restaurant opened for business in the second quarter of fiscal year 1998.

   During the third quarter of fiscal year 1998, the Company formed a limited partnership which raised funds through a private offering to acquire and renovate a restaurant in Kendall, Florida. The Company is general partner of the limited partnership and is also the owner of forty percent of the same, as are other related parties, including but not limited to officers and directors of the Company and their families. The limited partnership agreement gives the partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of the gross sales from the operation of the restaurant, while the Company acts as general partner only. The restaurant opened for business on April 9, 2000.

   During the third quarter of fiscal year 2000, the Company formed a limited partnership which raised funds through a private offering to purchase an existing restaurant location in West Miami, Florida. The Company is general partner of the limited partnership and is also the owner of twenty five percent of the same as are other related parties, including but not limited to officers and directors of the Company and their families. The limited partnership agreement gives the partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of the gross sales from the operation of the restaurant, while the Company acts as general partner only. The restaurant opened for business on October 11, 2001.

   During the fourth quarter of fiscal year 2001, a limited partnership was formed, with the Company as general partner which entered into a sublease agreement for a limited partnership to operate an existing restaurant in Weston, Florida. The Company, as general partner, has been operating the restaurant under its existing servicemark. The limited partnership plans to raise funds to renovate the business premises for operating under the "Flanigan's Seafood Bar and Grill " servicemark. The Company may also continue to own up to forty percent of the limited partnership and other related partners, including but not limited to officers and directors of the Company and their families, may also be limited partners. The limited partnership agreement gives the partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of its gross sales from the operation of the restaurant while the Company acts as general partner only. The raising of funds by the limited partnership and the renovations to the business premises will not begin until the sublessor resolves various zoning and related matters. Exactly how long it will take for the sublessor to resolve the zoning and related matters is unknown. In the interim, the Company will continue operating the restaurant under its existing servicemark, as a wholly-owned subsidiary.

Clubs
-----

   As of the end of fiscal year 2001, the Company owned one club in Atlanta, Georgia, which was operated by an unaffiliated third party, as discussed below.

Operation of Units by Unaffiliated Third Parties
------------------------------------------------

   During fiscal year 1992, the Company entered into a Management Agreement with Mardi Gras Management, Inc. for the operation of the Company's club in Atlanta, Georgia through the balance of the initial term of the lease, unless sooner terminated by Mardi Gras Management, Inc. upon thirty days prior written notice, with or without cause. Mardi Gras Management, Inc. assumed the management of this club effective November 1, 1991 and is currently operating the club under an adult entertainment format. During fiscal year 1997, the Company agreed to modify the Management Agreement to give Mardi Gras Management, Inc. one five year renewal option to extend the term of the same, without the right to terminate the same upon thirty days prior written notice, with or without cause, provided the Company was satisfied with the financial condition of Mardi Gras Management, Inc. within its sole discretion, and Mardi Gras Management, Inc. agreed to modify the owner's fee to $150,000 per year versus ten percent of gross sales from the club, whichever is greater. Pursuant to the Management Agreement, as modified, the Company receives a monthly owner's fee of $12,500, subject to adjustment each year on or about July 1, with an additional owners fee equal to 10% of the gross sales exceeding $1,500,000 for the prior 12 month period, being due the Company. During the first quarter of fiscal year 2001, the Company accepted the exercise of the five year renewal option by Mardi Gras Management upon its receipt of a security deposit of $200,000. Simultaneously, with its acceptance of the exercise of the renewal option by Mardi Gras Management, the Company exercised its five year renewal option under the ground lease for the business premises.

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

   In the State of Florida, where all but one of the total liquor licenses held by the Company are, most of the Company's liquor licenses are issued on a "quota license" basis. Quota licenses are issued on the basis of a population count established from time to time under the latest applicable census. Because the total number of liquor licenses available under a quota license system is limited and restrictions are placed upon their transfer, the licenses have purchase and resale value based upon supply and demand in the particular areas in which they are issued. The quota licenses held by the Company allow the sale of liquor for on and off premises consumption only. In Florida, the other liquor licenses held by the Company or limited partnerships of which the Company is the general partner are restaurant liquor licenses, which do not have quota restrictions and no purchase or resale value. A restaurant liquor license is issued to every applicant who meets all of the state and local licensing requirements, including, but not limited to zoning and minimum restaurant size, seating and menu. The restaurant liquor licenses held by the Company allow the sale of liquor for on premises consumption only.

   In the State of Georgia, the other state in which the Company operates, licensed establishments also do not have quota restrictions for on-premises consumption and such licenses are issued to any applicant who meets all of the state and local licensing requirements based upon extensive license application filings and investigations of the applicant.

   All licenses must be renewed annually and may be revoked or suspended for cause at any time. Suspension or revocation may result from violation by the licensee or its employees of any federal, state or local law regulation pertaining to alcoholic beverage control. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's units, including, minimum age of patrons and employees, hours of operations, advertising, wholesale purchasing, inventory control, handling, storage and dispensing of alcoholic beverages, internal control and accounting and collection of state alcoholic beverage taxes.

   As the sale of alcoholic beverages constitutes a large share of the Company's revenue, the failure to receive or retain, or a delay in obtaining a liquor license in a particular location could adversely affect the Company's operations in that location and could impair the Company's ability to obtain licenses elsewhere.

   The Company is subject in certain states to "dram shop" or "liquor liability" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person. See Item 1, Insurance and Item 3, Legal Proceedings for further discussion. The Company maintains a continuous program of training and surveillance from its corporate headquarters to assure compliance with all applicable liquor laws and regulations. During the fiscal years ended September 30, 2000, and September 29, 2001, and through the present time, no significant pending matters have been initiated by the Department of Alcohol, Beverages and Tobacco concerning any of the Company's licenses which might be expected to result in a revocation of a liquor license or other significant actions against the Company.

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

Insurance
---------

   The Company has general liability insurance which incorporates a semi-self-insured plan under which the Company assumes the full risk of the first $50,000 of exposure per occurrence. The Company's insurance carrier is responsible for $1,000,000 coverage per occurrence above the Company's self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During fiscal year 2000 and again in fiscal year 2001, the Company was able to purchase excess liability insurance at a reasonable premium, whereby the Company's excess insurance carrier is responsible for $4,000,000 coverage above the Company's primary general liability insurance coverage. The Company is self-insured against liability claims in excess of $5,000,000.

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

   An accrual for the Company's estimated liability claims is included in the consolidated balance sheets in the caption "Accounts Payable and Accrued Expenses". A significant unfavorable judgment or settlement against the Company in excess of its liability insurance coverage could have a materially adverse effect on the Company.

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

   As previously noted, at September 29, 2001 the Company owned and operated six restaurants, all of which had formerly been lounges and were renovated to provide full food service. These restaurants compete directly with other restaurants serving liquor in the area. The Company's restaurants are competitive due to four factors; product quality, portion size, moderate pricing and a standardization throughout the Company owned restaurants and most of the franchises.

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

Employees
---------

   As of year end, the Company employed 417 employees, of which 303 were full-time and 114 were part-time. Of these, 28 were employed at the corporate offices. Of the remaining employees, 36 were employed in package liquor stores and 353 in restaurants.

   None of the Company's employees are represented by collective bargaining organizations. The Company considers its labor relations to be favorable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                   Office or
                        Positions and Offices                      Position
      Name              Currently Held                Age          Held Since
      ----              --------------                ---          ----------

Joseph G. Flanigan      Chairman of the Board         72              1959
                        of Directors, Chief
                        Executive Officer and
                        President

William Patton          Vice President                78              1975
                        Community Relations

Edward A. Doxey         Chief Financial Officer       60              1992
                        and Secretary

Jeffrey D. Kastner      Assistant Secretary           48              1995


Item 2. Properties
------------------

   The Company's operations are all conducted on leased property with the exception of the Corporate Headquarters Office Building which was purchased in December, 1999 and has been occupied by the Company since April 2001. Initially most of these properties were leased by the Company on long-term ground and building leases with the buildings either constructed by the lessors under build-to-suit leases or constructed by the Company. A relatively small number of business locations involve the lease or acquisition of existing buildings. In almost every instance where the Company initially owned the land or building on leased property, the Company entered into a sale and lease-back transaction with investors to recover a substantial portion of its per unit investment.

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

   All of the Company's units require periodic refurbishing in order to remain competitive. The Company has budgeted $410,000 for its refurbishing program for fiscal year 2002 which includes expenditures in order to bring the stores into compliance with ADA. See Item 7, "Liquidity and Capital Resources" for discussion of the amounts spent in fiscal year 2001.

   The following table summarizes the Company's properties as of September 29, 2001 including franchise locations, a club and Company managed locations.

                                Square                   License          Lease
Name and Location               Footage        Seats     Owned by         Terms
-----------------               -------        -----     --------         -----

Big Daddy's Liquors #4          2,100          N/A       Company          3/1/01 to 2/28/26
Flanigan's Enterprises                                                    and Options to
Inc. (10)                                                                 2/28/36
703 Taft Street
Hollywood, FL

Big Daddy's Liquors #7          1,450          N/A       Company          11/1/00 to 10/31/05
Flanigan's Enterprises                                                    and Options to
Inc.                                                                      10/31/15
1550 W. 84th Street
Hialeah, FL

Big Daddy's Liquors #8          1,800          N/A       Company          5/1/99 to 4/30/14
Flanigan's Enterprises
Inc.
959 State Road 84
Fort Lauderdale, FL

Flanigan's Seafood Bar          4,300          130       Company          10/1/71 to 12/31/04
and Grill #9                                                              and Option to
Flanigan's Enterprises                                                    12/31/09
Inc. (1)
1550 W.84th Street
Hialeah, FL

Flanigan's Legends              5,000          150       Franchise        1/4/00 to 1/3/20
Seafood Bar and Grill                                                     Option to 1/3/25
#11, 11 Corporation (3)
330 Southern Blvd.
W. Palm Beach, FL

                                        Square                   License          Lease
Name and Location                       Footage        Seats     Owned by         Terms
-----------------                       -------        -----     --------         -----
Flanigan's Legends                      5,000          180       Franchise        11/15/92 to
Seafood Bar and Grill                                                             11/15/02
#12 Galeon Tavern, Inc. (3)                                                       Option to
2401 Tenth Ave. North                                                             11/15/12
Lake Worth, FL

Flanigan's Seafood                      5,000          200       Joint            N/A
Bar & Grill #13                                                  Venture
CIC Investors #13 Ltd.
1549 NW LeJeune Rd
Miami, FL

Flanigan's Seafood                      3,320          90        Franchise        6/1/79 to 6/1/04
Bar and Grill #14,                                                                Option to 6/1/09
Big Daddy's #14, Inc. (2)(3)(5)(9)
2041 NE Second St.
Deerfield Beach, FL

Piranha Pats II-#15                     4.000          90        Joint            3/2/76 to 8/31/01
CIC Investors #15 Ltd.(3)(5)                                     Venture          Options to 8/31/11
1479 E. Commercial Blvd.
Ft. Lauderdale, FL

Flanigan's Seafood                      4,300          100       Franchise        2/15/72 to 12/31/05
Bar and Grill #18                                                                 Options to 12/31/20
Twenty Seven Birds                                                                Option to purchase
Corp. (2)(3)(5)
2721 Bird Avenue
Miami, FL

Flanigan's Seafood                      4,500          160       Company          3/1/72 to 12/31/05
Bar and Grill #19
Flanigan's Enterprises
Inc. (2)(4)
2505 N. University Dr.
Hollywood, FL

Flanigan's Seafood                      5,100          140       Company          7/15/68 to 12/31/01
Bar and Grill #20                                                                 Annual options
Flanigan's Enterprises                                                            until the Company
Inc.  (2)                                                                         fails to exercise
13205 Biscayne Blvd.                                                              Additional Lease
North Miami, FL                                                                   5/1/69 to 12/31/01
                                                                                  Annual options
                                                                                  until the Company
                                                                                  fails to exercise

                                        Square                   License          Lease
Name and Location                       Footage        Seats     Owned By         Terms
-----------------                       -------        -----     --------         -----
Flanigan's Seafood                      4,100          200       Company          12/16/68 to
Bar and Grill #22                                                                 12/31/05
Flanigan's Enterprises                                                            Options to 12/31/20
Inc. (2)(4)                                                                       Option to purchase
2600 W. Davie Blvd.
Ft. Lauderdale, FL

Flanigan's Enterprises                  3,000          90        Company          7/1/50 to 6/30/49
Inc. #27 (8)
732-734 NE 125th St.
North Miami, FL

Flanigan's Seafood                      4,600          150       Company          9/6/68 to 12/31/05
Bar and Grill #31                                                                 Options to 12/31/20
Flanigan's Enterprises                                                            Option to purchase
Inc. (2)
4 N. Federal Highway
Hallandale, FL

Flanigan's Guppy's                      4,620          130       Franchise        11/1/68 to 10/31/03
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
BD 43 Corporation (2)(3)(5)                                                       Option to 11/30/12
2500 E. Atlantic Blvd.
Pompano Beach, FL

Big Daddy's Liquors                     6,000          N/A       Company          12/21/68 to 1/1/10
#47, Flanigan's                                                                   Options to 1/1/60
Enterprises, Inc. (6)
8600 Biscayne Blvd.
Miami, FL

                                        Square                   License          Lease
Name and Location                       Footage        Seats     Owned By         Terms
-----------------                       -------        -----     --------         -----
Flanigan's Seafood                      6,800          200       Joint            8/1/97 to 12/31/11
Bar and Grill #60,                                               Venture
CIC Investors #60 Ltd.
9516 Harding Avenue
Surfside, FL

Flanigan's Seafood                      4,850          161       Joint            4/1/98 to 3/31/08
Bar and Grill #70                                                Venture          Option to 3/31/28
CIC Investors #70 Ltd.
12790 SW 88 St
Kendall, FL

Flanigan's Seafood                      5,000          165       Joint            4/15/01 to 12/14/05
Bar and Grill #80                                                Venture          Option to 12/14/19
CIC Investors #80 Ltd.
8695 N.W. 12th St
Miami, FL

The Sporting Brews                      5,700          235       Company          7/29/01 to 7/28/16
2460 Weston Road                                                                  Option to 7/28/31
Weston, FL

Flanigan's Enterprises                  10,000         400       Company          5/1/76 to 4/30/06
#600 (7)
Powers Ferry Landing
Atlanta, GA

(1)   License subject to chattel mortgage.
(2)   License pledged to secure lease rental.
(3)   Franchised by Company.
(4)   Former franchised unit returned and now operated by Company.
(5)   Lease assigned to franchisee.
(6) Lease assigned to unaffiliated third parties, until December 31, 1996, when the Company reacquired ownership through foreclosure. During fiscal year 1996, the Company purchased 37% of the leasehold interest from the unaffiliated third parties. An additional 11% was purchased during fiscal year 1997, bringing the total interest purchased to 48%.
(7)   Location managed by an unaffiliated third party.
(8) Location was closed in May 1998. The Company entered into a five year sub-lease agreement, with two five year options, with an unaffiliated third party who is presently operating a restaurant at this location.

(9) Effective December 1, 1998, the Company purchased the Management Agreement to operate the franchised restaurant for the franchisee.
(10) Ground lease exercised by the Company on September 25, 2001. The Company intends to construct a building of approximately 4200 square feet, one half (1/2) of which will be used by the Company for the operation of a package liquor store and the other one half (1/2) will be subleased as retail space.

Item 3. Legal Proceedings.
--------------------------

   Due to the nature of the business, the Company is sued from time to time by patrons, usually for alleged personal injuries occurring at the Company's business locations. The Company has liability insurance which incorporates a semi-self-insured plan under which the Company assumes the full risk of the first $50,000 of exposure per occurrence. The Company's primary general liability insurance carrier is responsible for $1,000,000 coverage per occurrence above the Company's self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During the fiscal year 2000 and again in fiscal year 2001, the Company was able to purchase excess liability insurance, at a reasonable premium, whereby the Company's excess insurance carrier is responsible for $4,000,000 coverage above the Company's primary general liability insurance coverage. Certain states have liquor liability (dram shop) laws which allow a person injured by an "obviously intoxicated person" to bring a civil suit against the business (or social host) who had served intoxicating liquors to an already "obviously intoxicated person". The Company's insurance coverage relating to this type of incident is limited. Dram shop claims normally involve traffic accidents and the Company generally does not learn of dram shop claims until after a claim is filed and then the Company vigorously defends these claims on the grounds that its employee did not serve an "obviously intoxicated person". Damages in most dram shop cases are substantial. At the present time, there are no dram shop cases pending against the Company. The Company has in place insurance coverage to protect it from losses, if any.

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

  During fiscal year 2000, the Company was served with several complaints alleging violations of the Americans with Disabilities Act, ("ADA"), at all of its locations. The lawsuits included the restaurants owned by the limited partnerships and franchises. The sudden influx of lawsuits alleging ADA violations was due to the fact that it was anticipated at the time that the ADA was going to amend to include a provision requiring plaintiffs to provide the potential defendant with 90 days notice of ADA violations prior to filing suit, during which time the violations may be corrected. The amendment has not yet been enacted and as of now, the ADA still has no notice provision and the first time that the Company received notice of any ADA violations was when it was served with a copy of the complaint. Of the law suits filed, only a few have been actively pursued. The Company has retained an ADA expert who has inspected locations involved in active lawsuits, including the limited partnerships and franchises, and provided a report setting forth ADA violations which need to be corrected. It is the Company's intent to correct ADA violations noted by its ADA expert and then vigorously defend the lawsuits arguing that the locations are in compliance. During fiscal year 2001 and the first quarter of fiscal year 2002, the Company, including three (3) of its franchises, settled all active law suits alleging ADA violations, although in two (2) such cases, the question of the plaintiff's attorneys fees and costs are still in dispute. The cost to correct the ADA violations is included in the budget for capital improvements during fiscal year 2002.

Item 4. Submission of matters to a Vote of Security Holders.
------------------------------------------------------------

   During the fourth quarter of fiscal year 2001 the Company did not submit any matter to a vote of the security holders.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------


                          Fiscal 2001              Fiscal 2000
                          -----------              -----------

                         High      Low            High      Low

First quarter            4.38      3.75           6.25      4.25
Second quarter           4.65      3.75           5.63      4.13
Third quarter            5.00      4.06           4.75      3.75
Fourth quarter           6.45      4.35           4.63      3.75

  On February 14, 2000 the Company declared a cash dividend of 11 cents per share payable March 17, 2000 to shareholders of record as of March 1, 2000.

   On February 13, 2001 the Company declared a cash dividend of 12 cents per share payable March 17, 2001 to shareholders of record as of March 1, 2001.

Item 6.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations.
----------------------

   As of September 29, 2001, the Company was operating fifteen units. The Company had interests in an additional seven units which had been franchised by the Company. Of the units operated by the Company, four were combination package liquor store and restaurant, seven were restaurants only and three were package liquor stores only. There was one club operated by an unaffiliated third party under a management agreement. During fiscal year 2001, one package liquor store only was closed with the expiration of its lease and the liquor license was sold during the first quarter of fiscal year 2002 to an unaffiliated third party. The closing of the restaurant resulted in a $22,000 loss to the Company. During fiscal year 2000, one restaurant only, owned by a limited partnership of which the Company acts as general partner, was opened for business. During fiscal year 2001, another restaurant only was acquired by a limited partnership of which the Company acts as general partner. The restaurant was being operated by the Company, under the restaurant's servicemark as of the end of fiscal year 2001, with the intent to renovate the same for operation under the "Flanigan's Seafood Bar and Grill" servicemark. During fiscal year 2001, the Company also entered into a ground lease to construct a building for the operation of a package liquor store only from one half (1/2) of the building and sublease retail space with the other one half (1/2). Immediately subsequent to the end of fiscal year 2001, one restaurant only , owned by a limited partnership of which the Company acts as general partner, was opened for business.

Liquidity and Capital Resources
-------------------------------

Cash Flows
----------

   The following table is a summary of the Company's cash flows for the fiscal years ended September 29, 2001 and September 30, 2000:

                                                           Fiscal
                                                         Years Ended
                                                      2001         2000
                                                     ------       ------
                                                        (in thousands)

Net cash provided by operating activities           $ 1,311       $   558

Net cash used in investing activities                  (583)       (1,412)

Net cash used in financing activities                   (71)         (159)
                                                    -------       -------

Net increase (decrease) in cash                         657        (1,013)
and equivalents

Cash and equivalents, beginning of year                 739         1,752
                                                    -------       -------

Cash and equivalents, end of year                   $ 1,396       $   739
                                                    =======       =======

Improvements
------------

   Capital expenditures were $1,091,000 and $1,860,000 during fiscal years 2001 and 2000, respectively. The capital expenditures for both fiscal years were for upgrading existing units serving food, improvements to package liquor stores and the replacement of the corporate computer system. The fiscal year 2000 capital expenditures included the purchase of an office building for $850,000. The fiscal year 2001 capital expenditures included renovations to the office building for $250,000.

   All of the Company's units require periodic refurbishing in order to remain competitive . During fiscal 1992, as cash flow improved, the Company embarked on a refurbishing program which continued through fiscal year 2001. The budget for fiscal year 2002 includes approximately $410,000 for this purpose. The Company expects the funds for these improvements to be provided from operations.

Property and Equipment
----------------------

   The Company purchased an office building for $850,000 during the first quarter of 2000 and renovated the same during the second and third quarters of fiscal year 2001 for $250,000. The corporate offices were relocated to the building during the third quarter of fiscal year 2001.

Long term debt
--------------

   In order to ensure that the Company had adequate cash reserves in view of its investment in joint ventures, and for other improvements, during the second quarter of fiscal year 1997, the Board of Directors authorized the Company to borrow up to $1,200,000 at an interest rate of twelve percent (12%) per annum and fully amortized over five (5) years. During the fourth quarter of fiscal year 1997, the Company borrowed $375,000 from investors, in units of $5,000, which loan is fully secured with specific receivables owned by the Company. The outstanding balance as of the end of fiscal year 2001 was $86,000

   The Company closed on its $1,000,000 loan with Bank of America (formerly Nations Bank) during the second quarter of fiscal year 2000. The promissory note earns interest at prime rate, payable monthly on the outstanding principal balance, with quarterly payments of principal commencing at the rate of $50,000 per quarter for 8 quarters, and then at the rate of $75,000 per quarter for 8 quarters, at which time any outstanding principal balance and all accrued interest shall be due in full. The promissory note is secured by a security interest in all assets of the Company, including the office building purchased by the Company. The promissory note may be paid at any time, in whole or in part, with any prepayments applying against the quarterly payment or payments of principal next due. The outstanding balance as of the end of fiscal year 2001 was $680,000.

   During the fourth quarter of fiscal year 2001, the Company borrowed the sum of $895,000 from Bank of America (formerly Nations Bank). The promissory note earns interest at the rate of 8.62% per annum, amortized over 20 years with principal and interest payable monthly, with the entire unpaid principal balance and all accrued interest due on August 1, 2008. The promissory note is secured by a mortgage on the office building purchased by the Company for its corporate offices, which office building was released from the lien granted by the Company to the Bank of America (formerly Nations Bank), as collateral for the loan in January of fiscal year 2000. In order to receive the fixed interest rate (6.12%), the Company entered into an ISDA Master Agreement with Bank of America. ("SWAP Agreement"), and in the event the Company elects to prepay the promissory note, there may be a prepayment penalty associated therewith. The outstanding balance as of the end of fiscal year 2001 was $893,000.

   The Company repaid long term debt, including the Bank of America note payable, capital lease obligations and Chapter 11 bankruptcy damages in the amount of $726,000 and $421,000 in fiscal years 2001 and 2000 respectively.

Working capital
---------------

   The table below summarizes the current assets, current liabilities and working capital for the fiscal years 2001 and 2000:

                                     Sept. 29         Sep. 30
Item                                   2001            2000
----                                 --------         ------
Current assets                     $ 4,514,000    $ 3,419,000
Current liabilities                  2,074,000      2,136,000
Working capital                      2,440,000      1,283,000


   Management believes that positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures in fiscal year 2002.

Income Taxes
------------

   Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not. For discussion regarding the Company's net operating loss carryforwards refer to Note 7 to the consolidated financial statements for fiscal year ended September 29, 2001.

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

Other Legal Matters
-------------------

   Through the end of fiscal year 1990, the Company was uninsured for dram shop liability. See page 20 for further discussion regarding dram shop suits.

   During the 2000 fiscal year, the Company received official notification from the State of Florida, Department of Transportation, ("DOT"), that DOT was exercising its right of eminent domain to "take" the hotel property upon which a restaurant, operated by the Company as general partner of a limited partnership is located. The suit for eminent domain was filed by DOT and an order of taking entered during the fourth quarter of fiscal year 2001 which will effective during the second quarter of fiscal year 2002 when DOT deposits the funds representing its offer into the Registry of the Court. As of the end of fiscal year 2001, an agreement had still not been reached by the partners as to the value of the property taken and if an agreement cannot be reached, the value will be decided by the court. A dispute has also arisen with the hotel owner over the limited partnership's right to participate in an award paid by DOT. It is the Company's position that the limited partnership has possession rights to the restaurant property, which entitles it to substantial damages. If agreement is not reached with the hotel owner upon equitable distribution of the condemnation award, the issue will also be determined by the court. Eminent domain cases are heard by the court on an expedited basis, moving to the top of the jury calendar and the issue of the value of the property is scheduled for jury trial during the second quarter of fiscal year 2002. The issue of an equitable distribution of the condemnation award between the hotel owner and the limited partnership will probably be tried at the same time. It is anticipated that the DOT will take title to the hotel property by the end of the second quarter of fiscal year 2002, at which time the restaurant will be forced to close.

Results of Operations
---------------------

REVENUES (in thousands):

                             Fifty Two            Fifty Two
                            Weeks Ended          Weeks Ended
Sales                      Sept. 29, 2001       Sept. 30, 2000
-----                      --------------       --------------
Restaurant, food          $ 12,453  51.1%      $ 11,485  49.5%
Restaurant, bar              3,025  12.4%         2,859  12.3%
Package goods                8,907  36.5%         8,870  38.2%
                          ---------------      ---------------
Total                       24,385 100.0%        23,214 100.0%

                              Fifty Two           Fifty Two
                             Weeks Ended         Weeks Ended
Sales                       Sept. 29, 2001      Sept. 30, 2000
-----                       --------------      --------------
Franchise revenues               1,249                1,065
Owners fee                         269                  261
Joint venture income               571                  460
Other operating income             230                  160
                              --------             --------
Total Revenues                $ 26,704             $ 25,160



   As the table above illustrates, total revenues have increased for the fiscal year ended September 29, 2001 when compared to the fiscal year ended September 30, 2000.

   During the second quarter of fiscal year 1999, the Company formed a limited partnership to renovate and operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark in Kendall, Florida, as general partner and forty percent owner of the same. Due to the difficulties in obtaining the required permits to begin construction which were beyond control of the Company, construction began in the first quarter of fiscal year 2000 and the restaurant opened for business during the third quarter of fiscal year 2000. The Company reported income of $183,000 for the fiscal year ended September 29, 2001 as compared to the income of $17,000 for the fiscal year ended September 30, 2000.

   During the first quarter of the fiscal year ended September 30, 2000, the Company purchased, for $850,000 in cash, a two story building in Fort Lauderdale, Florida, which is presently being used for the corporate offices The Company also plans to renovate a portion of the ground floor of the office building to be used as a package liquor store.

   During the third quarter of fiscal year 2000, the Company, as agent for a limited partnership to be formed, entered into an agreement for the purchase of an existing restaurant location in West Miami, Florida, to renovate and operate under the "Flanigan's Seafood Bar and Grill" servicemark. The Company, as general partner and twenty five percent owner of the limited partnership, closed on the purchase of the restaurant location and began renovations during the fourth quarter of fiscal year 2001. The renovations were completed and the restaurant opened for business during the first quarter of fiscal year 2002.

   During the fourth quarter of fiscal year 2001, a limited partnership was formed with the Company as general partner. The limited partnership entered into a sublease agreement to operate an existing restaurant in Weston, Florida. The Company immediately began operating the restaurant under its existing servicemark and the limited partnership plans to raise funds to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The funds will not be raised, nor will renovations begin, until the sublessor has resolved several zoning and related matters and it is currently impossible to determine when renovations will begin.

   Restaurant food sales represented 51.1% of total sales in the fiscal year ended September 29, 2001 as compared to 49.5% in the fiscal year ended September 30, 2000. The weekly average of same store restaurant food sales was $220,080 and $206,653 for the fiscal year ended September 29, 2001 and the fiscal year ended September 30, 2000 respectively, an increase of 6.5%.

   Restaurant bar sales represented 12.4% of total sales in the fiscal year ended September 29, 2001 as compared to 12.3% in the fiscal year ended September 30, 2000. The weekly average of same store restaurant bar sales was $55,936 and $54,981 for the fiscal year ended September 29, 2001 and the fiscal year ended September 30, 2000 respectively, an increase of 1.7%.

   Package store sales increased as same store weekly sales averaged $167,524 and $154,203 for the fiscal year ended September 29, 2001 and the fiscal year ended September 30, 2000 respectively, an increase of 8.6%.

   Franchise revenue increased to $1,249,000 for the fiscal year ended September 29, 2001 as compared to $1,065,000 for the fiscal year ended September 30, 2000. The increase in franchise revenue resulted from higher sales for the franchises, and the operation of one of the joint ventures for the entire 2001 fiscal year as compared with less than one-half of the fiscal year 2000.

   Owner's fee represents fees received pursuant to a Management Agreement from the operation of a club owned by the Company in Atlanta, Georgia. The Management Agreement was amended effective July 1, 1996, whereby the Company also receives ten percent of sales exceeding $1,500,000 per annum as additional owner's fees. Income from this club was $269,000 for the fiscal year ended September 29, 2001 as compared to $261,000 for the fiscal year ended September 30, 2000.

   The gross profit margin for restaurant sales were 62.8% and 63.9% for fiscal years 2001 and 2000 respectively.

   The gross profit margin for package goods sales were 27.2% and 26.4%, for fiscal years 2001 and 2000 respectively.

   Overall gross profits were 49.8% and 49.5% for the fiscal years 2001 and 2000 respectively.

Operating Costs and Expenses
----------------------------

   Operating costs and expenses for the fiscal year ended September 29, 2001 were $24,700,000 compared to $23,380,000 for the fiscal year ended September 30, 2000. Operating expenses are comprised of the cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses.

   Payroll and related costs which include workers compensation insurance premiums were $7,446,000 and $6,724,000 for fiscal years 2001 and 2000, respectively. The 10.7 % increase is attributed to increases in salaries paid to all employees in order to recruit and maintain competent individuals in a very competitive labor market.

   Occupancy costs, which include rent, common area maintenance, repairs and taxes were $1,084,000 and $1,050,000 for fiscal years 2001 and 2000 respectively. The 3.2% increase was attributable to increases in property maintenance.

   Selling, general and administrative expenses were $3,926,000 for the fiscal year ended September 29, 2001 and $3,889,000 for the fiscal year ended ___ September 30, 2000. The 1.0% increase in selling, ___ general and administrative expenses is due to a general increase in prices.

Other Income and Expenses
-------------------------

   Other income and expense were $14,000 for the fiscal year ended September 29, 2001 as compared with a loss of $75,000 for the fiscal year ended September 30, 2000. The increase in other income is mainly attributable to substantial increases in rebates from purveyors

   For fiscal year 2001 the Company's interest expense was $187,000 as compared with $177,000 for the fiscal year ended September 30, 2000.

   The category "Other, net" was $129,000 for the fiscal year ended September 29, 2001 and $44,000 for the fiscal year ended September 30, 2000. Other, net in the consolidated statements of income consists of the following for the fiscal years ended September 29, 2001 and September 30, 2000:

                                               Fiscal
                                             Years Ended
                                        --------------------
                                           2001       2000
                                        ========    ========
Non-franchise related rental income     $ 37,000    $ 31,000
Gain on sale of liquor license                 -       8,000
Gain on write-off of capital leases       76,000           -
Gain on sale of assets                    70,000           -
Loss on abandonment of assets            (55,000)          -
Miscellaneous                              1,000       5,000
                                        --------    --------
Other Net                              $ 129,000   $  44,000
                                       =========   =========

Trends
------

   During the next twelve months management expects continued increases in restaurant and package goods sales, both for Company stores and franchised stores. The Company anticipates expenses to increase slightly, therefore increasing overall profits before income taxes.

   The Company utilized the balance of its net operating loss carryforward during fiscal year 1999 and was fully taxable for fiscal years 2001 and 2000. The provision for income taxes was $489,000 for fiscal year ended September 29, 2001 as compared with $341,000 for the fiscal year ended September 30, 2000.

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

   Subsequent Events
   -----------------

   None


Item 7. Financial Statements.
-----------------------------

   Financial statements of the Company at September 29, 2001 and September 30, 2000, which include each of the two years in the period ended September 29, 2001 and the independent certified public accountants' report thereon, are included herein.

                                    PART III

Item 8. Directors and Executive Officers of the Registrant.
-----------------------------------------------------------

   The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to regulation 14A under the Securities and Exchange Act of 1934, as amended (the 2002 Proxy Statement), is incorporated herein by reference. See also "Executive Officers of the Registrant" included in Part I hereof.

Item 9. Executive Compensation.
-------------------------------

   The information set forth in the 2002 Proxy Statement under the caption "Executive Compensation" is incorporated by reference.

Item 10. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

   The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement is incorporated by reference.

Item 11. Certain Relationships and Related Transactions.
--------------------------------------------------------

   The information set forth under the caption "Election of Directors - Certain Relationships and Related Transactions" in the 2002 Proxy Statement is incorporated by reference.

Item 12. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.
-------------------------------------------------------------------------

(a) 1. Financial Statements
       --------------------
         All the financial statements, financial statement schedule and supplementary data listed in the accompanying Index to Exhibits are filed as part of this Annual Report.

    2. Exhibits
       --------
         The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.

(b) Reports on Form 8-K
-----------------------
         No reports on form 8-K were filed during the fourth quarter of fiscal year 2001 or subsequent to year end.

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

(10)(y) Limited Partnership Agreement of CIC Investors #80, Ltd., dated May 2001, between Flanigan's Enterprises, Inc. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc., as limited partner owning twenty five percent of the limited partnership.

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

                            Flanigan's Enterprises, Inc.
                            Registrant

                            By: JOSEPH G. FLANIGAN            Date:  12/13/01
                                -----------------------              --------
                                Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.


JOSEPH G. FLANIGAN     Chairman of the Board,        Date:  12/13/01
------------------     Chief Executor Officer,              --------
Joseph G. Flanigan     and President

EDWARD A. DOXEY        Chief Financial Officer       Date:  12/13/01
---------------        Secretary and Director               --------
Edward A. Doxey

MICHAEL ROBERTS        Director                      Date:  12/13/01
---------------                                             --------
MICHAEL ROBERTS


GERMAINE M. BELL       Director                      Date:  12/13/01
----------------                                            --------
Germaine M. Bell


CHARLES E. MCMANUS     Director                      Date:  12/13/01
------------------                                          --------
Charles E. McManus


JEFFREY D. KASTNER     Assistant Secretary           Date:  12/13/01
------------------     and Director                         --------
Jeffrey D. Kastner

WILLIAM PATTON         Vice President, Public        Date:  12/13/01
--------------         Relations and Director               --------
William Patton


JAMES G. FLANIGAN      Director                      Date:  12/13/01
-----------------                                           --------
James G. Flanigan

PATRICK J. FLANIGAN    Director                      Date:  12/13/01
-------------------                                         --------
Patrick J. Flanigan

================================================================================
                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
================================================================================

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 29, 2001
================================================================================

================================================================================

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS




                                                                      PAGE
                                                                      ----



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                     F-1

CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheet                                                       F-2

   Statements of Income                                                F-3

   Statements of Stockholders' Equity                                  F-4

   Statements of Cash Flows                                         F-5 - F-6

   Notes to Financial Statements                                    F-7 - F-24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Flanigan's Enterprises, Inc.
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Flanigan's Enterprises, Inc. and Subsidiaries as of September 29, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flanigan's
Enterprises, Inc. and Subsidiaries as of September 29, 2001, and the consolidated results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States.


                            RACHLIN COHEN & HOLTZ LLP


Fort Lauderdale, Florida
November 21, 2001

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 29, 2001


                                     ASSETS
                                     ------
Current Assets:
    Cash and cash equivalents                                      $  1,396,000
    Notes and mortgages receivable, current maturities, net             120,000
    Due from franchisees                                                683,000
    Other receivables                                                   311,000
    Inventories                                                       1,337,000
    Prepaid expenses                                                    349,000
    Deferred tax assets                                                 318,000
                                                                   ------------
       Total current assets                                           4,514,000
                                                                   ------------

Property and Equipment                                                5,650,000
                                                                   ------------

Investments in Joint Ventures                                         1,684,000
                                                                   ------------

Other Assets:
    Liquor licenses, net                                                266,000
    Notes and mortgages receivable, net                                  71,000
    Deferred tax assets                                                 338,000
    Other                                                               234,000
                                                                   ------------
          Total other assets                                            909,000
                                                                   ------------
          Total assets                                             $ 12,757,000
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
    Accounts payable and accrued expenses                          $  1,564,000
    Due to franchisees                                                  131,000
    Current portion of long-term debt                                   262,000
    Damages payable on terminated or rejected leases                    117,000
                                                                   ------------
          Total current liabilities                                   2,074,000
                                                                   ------------

Long-Term Debt, Net of Current Maturities                             1,715,000
                                                                   ------------

Commitments, Contingencies, Other Matters and Subsequent Event             --

Stockholders' Equity:
    Common stock, $.10 par value; 5,000,000 shares authorized;
       4,197,642 shares issued                                          420,000
    Capital in excess of par value                                    6,028,000
    Retained earnings                                                 7,863,000
    Notes receivable on sale of common stock                           (291,000)
    Treasury stock, at cost, 2,275,164 shares                        (5,052,000)
                                                                   ------------
          Total stockholders' equity                                  8,968,000
                                                                   ------------
          Total liabilities and stockholders' equity               $ 12,757,000
                                                                   ============

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

              YEARS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

                                                                  2001               2000
                                                                  ----               ----
Revenues:
    Restaurant food sales                                      $ 12,453,000      $ 11,485,000
    Restaurant beverage sales                                     3,025,000         2,859,000
    Package goods sales                                           8,907,000         8,870,000
    Franchise-related revenues                                    1,249,000         1,065,000
    Owner's fee                                                     269,000           261,000
    Joint venture income                                            571,000           460,000
    Other operating income                                          230,000           160,000
                                                               ------------      ------------
                                                                 26,704,000        25,160,000
Costs and Expenses:
    Cost of merchandise sold:
       Restaurants and lounges                                    5,757,000         5,185,000
       Package goods                                              6,487,000         6,532,000
    Payroll and related costs                                     7,446,000         6,724,000
    Occupancy costs                                               1,084,000         1,050,000
    Selling, general and administrative expenses                  3,926,000         3,889,000
                                                               ------------      ------------
                                                                 24,700,000        23,380,000

Income from Operations                                            2,004,000         1,780,000
                                                               ------------      ------------

Other Income (Expense):
    Interest expense on obligations under capital leases            (46,000)          (46,000)
    Interest expense on long-term debt and damages payable         (141,000)         (131,000)
    Interest income                                                  68,000            54,000
    Recognition of deferred gains                                     4,000             4,000
    Other                                                           129,000            44,000
                                                               ------------      ------------
                                                                     14,000           (75,000)
                                                               ------------      ------------

Income Before Provision for Income Taxes                          2,018,000         1,705,000
                                                               ------------      ------------

Provision (Credit) for Income Taxes:
    Current                                                         483,000           373,000
    Deferred                                                          6,000           (32,000)
                                                               ------------      ------------
                                                                    489,000           341,000
                                                               ------------      ------------

Net Income                                                     $  1,529,000      $  1,364,000
                                                               ============      ============

Net Income Per Common Share:
    Basic                                                      $       0.80      $       0.73
                                                               ============      ============
    Diluted                                                    $       0.80      $       0.71
                                                               ============      ============

Weighted Average Shares and Equivalent Shares Outstanding:
    Basic                                                         1,903,000         1,856,000
                                                               ============      ============
    Diluted                                                       1,922,000         1,931,000
                                                               ============      ============

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              YEARS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000


                                                                                                                         Notes
                                                                   Common Stock                                        Receivable
                                                                   ------------           Capital in                   on Sale of
                                                                                          Excess of       Retained       Common
                                                                Shares        Amount      Par Value       Earnings        Stock
                                                                ------        ------      ---------       --------        -----
Balance, October 2, 1999                                       4,197,642    $ 420,000    $ 6,058,000    $ 5,416,000    $(192,000)

Year Ended September 30, 2000:
    Dividends paid ($0.11 per share)                                --           --             --         (215,000)        --
    Net income                                                      --           --             --        1,364,000         --
    Purchase of treasury stock                                      --           --             --             --           --
    Exchange of shares - exercise of stock options                  --           --           (6,000)          --           --
    Payments received on notes receivable                           --           --             --             --         11,000
                                                             -----------    ---------    -----------    -----------    ---------

Balance, September 30, 2000                                    4,197,642      420,000      6,052,000      6,565,000     (181,000)

Year Ended September 29, 2001:
    Dividends paid ($0.12 per share)                                --           --             --         (231,000)        --
    Net income                                                      --           --             --        1,529,000         --
    Purchase of treasury stock                                      --           --             --             --           --
    Notes receivable issued upon exercise of stock options       (24,000)    (122,000)       (70,000)       155,000        9,000
    Payments received on notes receivable                           --           --             --             --         12,000
                                                             -----------    ---------    -----------    -----------    ---------

Balance, September 29, 2001                                    4,197,642    $ 420,000    $ 6,028,000    $ 7,863,000    $(291,000)
                                                             ===========    =========    ===========    ===========    =========



                                                                 Treasury Stock
                                                                 --------------

                                                              Shares         Amount          Total
                                                              ------         ------          -----
Balance, October 2, 1999                                     2,247,193    $(4,722,000)   $ 6,980,000

Year Ended September 30, 2000:
    Dividends paid ($0.11 per share)                              --             --         (215,000)
    Net income                                                    --             --        1,364,000
    Purchase of treasury stock                                 105,971       (492,000)      (492,000)
    Exchange of shares - exercise of stock options             (12,000)        25,000         19,000
    Payments received on notes receivable                         --             --           11,000
                                                           -----------    -----------    -----------

Balance, September 30, 2000                                  2,341,164     (5,189,000)     7,667,000

Year Ended September 29, 2001:
    Dividends paid ($0.12 per share)                              --             --         (231,000)
    Net income                                                    --             --        1,529,000
    Purchase of treasury stock                                   4,000        (18,000)       (18,000)
    Notes receivable issued upon exercise of stock options
    Payments received on notes receivable                         --             --           12,000
                                                           -----------    -----------    -----------

Balance, September 29, 2001                                  2,275,164    $(5,052,000)   $ 8,968,000
                                                           ===========    ===========    ===========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              YEARS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

                                                                             2001             2000
                                                                             ----             ----
Cash Flows from Operating Activities:
    Net income                                                           $ 1,529,000      $ 1,364,000
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                        758,000          681,000
        Deferred income taxes                                                  6,000          (32,000)
        Recognition of deferred gains and other deferred income               (4,000)          (4,000)
        Gain on disposal of property, equipment and liquor licenses          (21,000)          (8,000)
        Joint venture income                                                (571,000)        (460,000)
        Changes in operating assets and liabilities:
          (Increase) decrease in:
             Due from franchisees                                           (433,000)        (139,000)
             Other receivables                                               (47,000)        (144,000)
             Inventories                                                      45,000           46,000
             Prepaid expenses                                                (31,000)          84,000
             Other assets                                                    (37,000)          (4,000)
          Increase (decrease) in:
             Accounts payable and accrued expenses                           500,000          (80,000)
             Due to franchisees                                               67,000         (746,000)
                                                                         -----------      -----------
               Net cash provided by operating activities                   1,311,000          558,000
                                                                         -----------      -----------

Cash Flows from Investing Activities:
    Collections on notes and mortgages receivable                             79,000           36,000
    Purchase of property and equipment                                    (1,091,000)      (1,860,000)
    Distributions from joint ventures                                        640,000          401,000
    Collections on notes receivable, sale of common stock                     12,000           11,000
    Investment in limited partnership                                       (223,000)            --
                                                                         -----------      -----------
               Net cash used in investing activities                        (583,000)      (1,412,000)
                                                                         -----------      -----------

Cash Flows from Financing Activities:
    Borrowings of long-term debt                                             895,000          950,000
    Payments of long-term debt                                              (373,000)         (79,000)
    Payments of obligations under capital leases                             (70,000)         (70,000)
    Payments of damages payable on terminated or rejected leases            (283,000)        (272,000)
    Purchase of treasury stock                                               (18,000)        (492,000)
    Dividends paid                                                          (231,000)        (215,000)
    Proceeds from exercise of stock options                                    9,000           19,000
                                                                         -----------      -----------
               Net cash used in financing activities                         (71,000)        (159,000)
                                                                         -----------      -----------

Net Increase (Decrease) in Cash and Cash Equivalents                         657,000       (1,013,000)

Cash and Cash Equivalents, Beginning                                         739,000        1,752,000
                                                                         -----------      -----------

Cash and Cash Equivalents, Ending                                        $ 1,396,000      $   739,000
                                                                         ===========      ===========

                                                                     (Continued)
                 See notes to consolidated financial statements

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              YEARS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000
                                   (Continued)

                                                                    2001         2000
                                                                    ----         ----
Supplemental Disclosure of Cash Flow Information:
    Cash paid during the year for:
      Interest                                                   $ 181,000     $177,000
                                                                 =========     ========
      Income taxes                                               $ 433,000     $490,000
                                                                 =========     ========

    Non-Cash Financing and Investing Activities:
      Notes receivable issued upon exercise of stock options     $ 122,000     $   --
                                                                 =========     ========
      Deposit transferred to property and equipment              $    --       $ 85,000
                                                                 =========     ========
      Notes receivable for sales of liquor license               $    --       $ 35,000
                                                                 =========     ========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Capitalization

     Incorporated in 1959, Flanigan's Enterprises, Inc. ("Flanigan's" or the "Company") operates in South Florida as a chain of full-service restaurants and package liquor stores. At September 29, 2001, the Company owned and/or operated seven full-service restaurants, three package liquor stores and four combination full-service restaurants and package liquor stores in Florida. In addition, Flanigan's owns one club in Georgia, which is operated pursuant to a management agreement with an unrelated third party. The Company holds interests in five of the eleven franchised units through joint venture investments. The Company's restaurants are operated under the "Flanigan's Seafood Bar and Grill" servicemark while the Company's package stores are operated under the "Big Daddy's Liquors" servicemark.

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Inventories

     Inventories, which consist primarily of packaged liquor products, are stated at the lower of cost (first in, first out) or market.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquor Licenses

     The cost of liquor licenses purchased prior to October 21, 1970 (the date Accounting Principles Board ("APB") Opinion No. 17 became effective), amounted to approximately $130,000 at September 29, 2001. These licenses are not amortized unless an impairment in value is indicated. The costs of all liquor licenses acquired subsequent to October 21, 1970 are amortized over a period of 40 years.

Property and Equipment

     For financial reporting, the Company uses the straight-line method for providing depreciation and amortization on property and equipment. The estimated useful lives range from three to five years for vehicles, and three to seven years for furniture and equipment.

     Leasehold interests are amortized over the minimum term of the lease. Leasehold improvements are amortized over the life of the lease up to a maximum of 10 years. If the locations are sold or abandoned before the end of the amortization period, the unamortized costs are expensed. The office building is being amortized over forty years.

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

     From time to time during the year, the Company had deposits in financial institutions in excess of the federally insured limits. At September 29, 2001, the Company had deposits in excess of federally insured limits of approximately $1,390,000. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.

     Notes and mortgages receivable arise primarily from the sale of operating assets, including liquor licenses. Generally, those assets serve as collateral for the receivable. Management believes that the collateral, coupled with the credit standing of the purchasers, limits these risks.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Major Supplier

     In the fourth quarter of fiscal 2001 the Company entered into an understanding with a major supplier, which entitles the Company is to receive certain purchase discounts and advertising allowances. The Company purchases substantially all of its food products from this vendor, however, management believes that several other alternative vendors are available if necessary.

Revenue Recognition

     The Company records revenues from normal recurring sales upon the sale of food and beverages and the sale of packaged liquor products. Continuing royalties, which are a percentage of net sales of franchised stores, are accrued as income when earned.

Pre-opening Costs

     Pre-opening costs are those typically associated with the opening of a new store or restaurant. Pre-opening costs are expensed as incurred.

Advertising Costs

     Advertising costs are expensed as incurred. Advertising costs incurred for the years ended September 29, 2001 and September 30, 2000 were $162,000 and $174,000, respectively.

Fair Value of Financial Instruments

     The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These instruments include cash and cash equivalents, notes and mortgages receivable, damages payable on terminated or rejected leases, debt and capital leases, and accounts payable. Fair values were assumed to approximate carrying values for those financial instruments, which are short-term in nature or are receivable or payable on demand.

Recently Issued Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144, which is effective for fiscal years beginning after December 15, 2001 and for interim periods within those fiscal years, requires testing for recoverability of long-lived assets whenever events or circumstances indicate that the carrying value may not be recoverable. An impairment loss shall be recognized when the carrying value of a long-lived asset exceeds its fair value. The Company does not believe that the adoption of SFAS No. 144 will have a material effect on the consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The Statement addresses accounting for and reporting obligations relating to the retirement of long lived assets by requiring that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Statement will be effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of SFAS No. 143 will have a material effect on the consolidated financial statements.

     Also in June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires companies to account for goodwill and other intangibles in the following manner. Intangible assets which are acquired shall be recognized and measured based on fair value. Recognized intangible assets are to be amortized over their useful life. Goodwill and intangible assets determined to have an indefinite life are not amortized. Intangible assets that are not amortized and goodwill shall be tested for impairment annually. The provisions of SFAS No. 142 are to be applied in fiscal years beginning after December 15, 2001. Retroactive application is not permitted. The Company does not believe that the adoption of SFAS No. 142 will have a material effect on the consolidated financial statements.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations". SFAS No. 141 addresses financial accounting and reporting for business combinations. All business combinations are to be accounted for using one method- the purchase method. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The Company does not believe that the adoption of SFAS No. 141 will have a material effect on the Company's consolidated financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition under certain circumstances, and became effective during fiscal year 2001. SAB 101 did not have a material effect on the Company's consolidated results of operations, financial position and cash flows.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of
     (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument,

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

     the gain or loss is recognized in income in the period of change. On June 30, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 as amended by SFAS No. 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 in fiscal year 2001 did not have a material effect on the Company's consolidated financial statements.

Derivative Financial Instruments and Hedging Activities

     The Company holds a derivative financial instrument for the purpose of hedging the risk of certain identifiable and anticipated transactions. In general, the type of risk hedged is that relating to the variability of future earnings and cash flows caused by movements in interest rates. In hedging the transaction, the Company, in the normal course of business, holds an interest rate swap, which hedges the fair value of fixed-rate debt and cash flows of variable-rate financial assets.

     Derivatives are held only for the purpose of hedging such risks, not for speculation. Generally, the Company entered into the hedging relationship such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the value of the derivative. At September 29, 2001, a hedging relationship existed for the mortgage obligation described in Note 8.

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


NOTE 2.  NOTES AND MORTGAGES RECEIVABLES

     Receivables, net of allowances for uncollectible amounts and deferred gains, consist of the following at September 29, 2001:

     Notes and mortgages receivable from unrelated parties, bearing interest at rates ranging from 9% to 15% and due in varying installments through
        2004                                                                          $121,000
     Notes and mortgages receivable from related parties, bearing interest at rates ranging from 10% to 14% and due in varying installments through
        2007                                                                           150,000
                                                                                     ---------
                                                                                       271,000
     Less deferred gains                                                                80,000
                                                                                     ---------
                                                                                       191,000
     Amount representing current portion                                               120,000
                                                                                     ---------
                                                                                     $  71,000
                                                                                     =========

     The majority of the notes and mortgages receivable represent amounts owed to the Company for store operations which were sold. Unless a significant amount of cash is received on the sale, a pro rata portion of the gain is deferred and recognized only as payments on the notes and mortgages are received by the Company. Any losses on sales of stores are recognized currently. During fiscal 2001 and 2000, approximately $4,000 of deferred gains were recognized on collections of such notes receivable.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 2.  NOTES AND MORTGAGES RECEIVABLES (Continued)

     Future scheduled payments on the receivables at September 29, 2001 consist of the following:

     2002                                                   $120,000
     2003                                                      7,000
     2004                                                     53,000
     2005                                                      9,000
     2006                                                     11,000
     2007                                                     71,000
                                                            --------
                                                            $271,000
                                                            ========


NOTE 3.  PROPERTY AND EQUIPMENT

     Furniture and equipment                                $  6,287,000
     Leasehold interests and improvements                      5,256,000
     Land and land improvements                                1,007,000
     Building and improvements                                 1,208,000
     Vehicles                                                    186,000
                                                            ------------
                                                              13,944,000
     Less accumulated depreciation and amortization            8,294,000
                                                            ------------
                                                            $  5,650,000
                                                            ============


NOTE 4.  INVESTMENTS IN JOINT VENTURES

Miami, Florida

     The Company operates a restaurant in Miami, Florida under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a joint venture agreement. The Company is the general partner and has a fifty percent limited partnership interest.

Fort Lauderdale, Florida

     The Company has a franchise agreement with a unit in Fort Lauderdale. The Company is a twenty-five percent limited partner in the franchise. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors.

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

     The Company acts as general partner of the limited partnership and is also a forty-two percent limited partner. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors.

Kendall, Florida

     During 1999, the Company made an investment in a limited partnership, which constructed and now operates a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark in Kendall, Florida. Construction began in late 1999 and the restaurant opened in April 2000. The Company is the general partner and has a forty percent limited partnership interest.

West Miami, Florida

     During 2001, the Company made an investment in a limited partnership, which purchased, renovated and now operates a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark in West Miami, Florida. The restaurant opened for business subsequent to September 29, 2001. The Company is the general partner and has a twenty-five percent limited partnership interest. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors.

Summary

     The following is a summary of condensed unaudited financial information pertaining to the Company's joint venture investments:

                                                         2001             2000
                                                         ----             ----
     Financial Position:
      Current assets                                  $  632,000      $  403,000
      Non-current assets                               6,120,000       4,590,000
      Current liabilities                                679,000         588,000
      Non-current liabilities                            489,000         538,000

     Operating Results:
      Revenues                                        12,429,000      10,208,000
      Gross profit                                     7,866,000       6,480,000
      Net income                                       1,258,000       1,192,000

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable                                                 $1,664,000
     Lease security deposit                                              200,000
     Salaries and wages                                                  130,000
     Property taxes                                                      128,000
     Potential uninsured claims                                           91,000
     Franchisee advance funds                                             14,000
     Other                                                                87,000
                                                                      ----------
                                                                      $2,314,000
                                                                      ==========

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

     In fiscal 1986 in connection with the bankruptcy petition, Flanigan's recorded estimated damages of $4,278,000 for claims for losses as a result of rejected leases. Because the damage payments were to be made over nine years, the total amount due was discounted at a rate of 9.25%, Flanigan's then effective borrowing rate. Flanigan's renegotiated the payment of this obligation to extend into fiscal 2002 which effectively reduced the discount rate to 3.71%. Remaining liabilities for damage payments are included as "Damages Payable on Terminated or Rejected Leases" in the accompanying consolidated balance sheet. Based on the borrowing rate currently available to the Company for bank loans with similar terms and average maturities, the fair value of damages payable on terminated and rejected leases is approximately $117,000. All damages payable on terminated and rejected leases mature in fiscal year ending 2002.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 7.  INCOME TAXES

     The components of the Company's provision (benefit) for income taxes, for the fiscal years ended 2001 and 2000 are as follows:

                                                            2001         2000
                                                            ----         ----
     Current:
        Federal                                           $366,000     $284,000
        State                                              117,000       89,000
                                                         ---------     --------
                                                           483,000      373,000
                                                         ---------     --------
     Deferred:
        Federal                                              6,000      (31,000)
        State                                                   --       (1,000)
                                                          --------     --------
                                                             6,000      (32,000)
                                                          --------     --------
                                                          $489,000     $341,000
                                                          ========     ========

     A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:
                                                          2001          2000
                                                          ----          ----
     Tax provision at the statutory rate of 34%         $686,000     $ 580,000
     State income taxes, net of federal income tax        61,000        51,000
     Net operating loss utilization                           --       (41,000)
     Tip credit utilization                             (256,000)     (199,000)
     Other                                                (2,000)      (50,000)
                                                        --------     ---------
                                                        $489,000     $ 341,000
                                                        ========     =========

     At September 29, 2001, the Company has available tip credit carryforwards of approximately $213,000, which expire through 2015, and alternative minimum tax credit carryforwards of approximately $74,000, which do not expire.

     In addition to tax credit carryforwards, the Company had deferred tax assets which arise primarily due to depreciation recorded at different rates for tax and book purposes, capital leases reported as operating leases for tax purposes, and accruals for potential uninsured claims recorded for financial reporting purposes but not recognized for tax purposes.

     The components of the deferred tax assets were as follows at September 29, 2001:

     Current:
        Tip credit carryforward                                         $213,000
        Alternative minimum tax credit                                    74,000
        Accruals for potential uninsured claims                           31,000
                                                                        --------
                                                                        $318,000
                                                                        ========
     Long-Term:
        Book/tax differences in property and equipment                  $327,000
        Joint venture investments                                         11,000
                                                                        --------
                                                                        $338,000
                                                                        ========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 8.  LONG-TERM DEBT

     Mortgage payable to bank; secured by first mortgage on a building;  payable
     $1,463 per month, plus interest through maturity in August,  2008, at which time the unpaid  principal of  approximately  $736,000 plus unpaid interest becomes due. The Company has entered into an interest  rate swap  agreement for a notional amount of  approximately  $895,000,  under which the Company pays a fixed rate of interest of 8.62%.  The interest  rate swap  agreement
     hedges the interest rate risk of the mortgage payable.                                $893,000

     Note payable to bank,  secured by general  assets of the  Company;  bearing interest  at 6%  payable  in  monthly  installments;  principal  is  due in quarterly  installments  of  $50,000  for 8  quarters  then  $75,000  for 8
     quarters, maturing in April 2004                                                       680,000

     Mortgage  payable,  secured by land,  bearing  interest  at 8%;  payable in
     monthly  installments  of principal  and  interest,  maturing in April 2007            325,000

     Notes payable to various employees,  related and unrelated parties, secured by various  company  assets,  bearing  interest at 12%,  payable in monthly
     installments  of  principal  and  interest,  maturing  in July 2002                     79,000
                                                                                         ----------
                                                                                          1,977,000
     Less current portion                                                                   262,000
                                                                                         ----------
                                                                                         $1,715,000
                                                                                         ==========

     Long-term debt at September 29, 2001 matures as follows:

     2002                                                                                $  262,000
     2003                                                                                   329,000
     2004                                                                                   255,000
     2005                                                                                    31,000
     2006                                                                                    33,000
     Thereafter                                                                           1,067,000
                                                                                         ----------
                                                                                         $1,977,000
                                                                                         ==========

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

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 9.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Legal Matters (Continued)

     During fiscal year 2000, the Company was served with several complaints alleging violations of the Americans with Disabilities Act ("ADA") at all of its locations. The Company has retained an ADA expert, who is in the process of inspecting all locations, including the limited partnerships and franchises, and will provide a report setting forth ADA violations which need to be corrected. It is the Company's intent to correct all ADA violations noted by its ADA expert and then vigorously defend the lawsuits arguing that all locations are in compliance. The Company estimates it will cost approximately $10,000 per location to bring the locations into compliance.

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

     On July 29, 2001, the Company entered into a sublease agreement on an existing restaurant to renovate and operate the restaurant under the "Flanigan's Seafood Bar and Grill" servicemark. The term is for fifteen years with the option to extend for three additional periods of five years each. The sublease provides for minimum annual rent payments plus additional rent from operational profits. The lease is subject to cancellation if the sublessor fails to resolve several zoning and related matters. Upon resolution of these matters, the Company has committed to renovate the restaurant for total cost of approximately $750,000.

     During the fourth quarter of fiscal year 2001, the Company entered into a ground lease for an out parcel in Hollywood, Florida. The Company plans to construct a building on the out parcel, one-half (1/2) of which will be used by the Company for the operation of a package liquor store and the other one-half (1/2) will be subleased by the Company as retail space. The Company plans to file its building plans during the second quarter of fiscal year 2002 and expects the building to be complete and the package liquor store open for business during the fourth quarter of fiscal year 2002. The estimated construction cost of this building has not yet been determined.

     Future minimum lease payments under non-cancelable operating leases are as follows:

     2002                                  $1,193,000
     2003                                   1,075,000
     2004                                   1,034,000
     2005                                     922,000
     2006                                     606,000
     Thereafter                             4,292,000
                                           ----------
        Total                              $9,122,000
                                           ==========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 9.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Leases (Continued)

     Total rent expense for all operating leases (including those with an initial term of less than one year and net of subleases) was $758,000 and $703,000 in 2001 and 2000, respectively, and is included in "Occupancy costs" in the accompanying consolidated statements of income.

     The Company guarantees various leases for franchisees. Remaining rental payments required under these leases total approximately $2,967,000.

Franchise Programs

     At September 29, 2001, the Company operated seven units under franchise agreements and five units under joint venture agreements. Under the franchise agreements, the Company agrees to provide guidance, advice and management assistance to the franchisees. In addition, the Company acts as fiscal agent for the franchisees whereby the Company collects all revenues and pays all expenses and distributions. The Company also, from time to time, advances funds on behalf of the franchisees for the cost of renovations. The resulting due to's and from's are reflected in the accompanying consolidated balance sheet as either an asset or a liability. The Company also agrees to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. The franchise agreements provide for fees to the Company of approximately 3% of gross sales. Of the seven franchised stores, five are owned or operated by related parties. The Company is not currently offering or accepting new franchises.

Employment Agreements

  Chief Executive Officer

     The Company has entered into an employment agreement with the Chief Executive Officer, which is renewable annually on December 31. The agreement provides, among other things, for a base annual salary not to exceed $150,000 and a performance bonus equal to fifteen percent of pre-tax net income in excess of $650,000. Bonuses for fiscal years 2001 and 2000 amounted to approximately $228,000 and $150,000, respectively. In addition, the agreement provides for an option to purchase 4.99% of the outstanding common stock of the Company (but not less than 90,700 shares) at $3.25 per share, which option expires January 8, 2002.

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

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 9.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Management Agreement

     The Company receives an owner's fee pursuant to a management agreement with a company which operates a club in Atlanta, Georgia, owned by the Company. The management agreement, which was executed in fiscal 1992, contains one five-year renewal option, which the management company exercised in fiscal 2001. The exercise provided for an additional security deposit of $200,000 to be paid by the management company. The Company receives the greater of $150,000 or 10% of gross sales annually, paid monthly.

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


NOTE 10. COMMON STOCK

Treasury Stock

   Purchase of Common Shares

     During 2001 and 2000, the Company purchased a total of 4,000 and 105,971 shares of Company common stock at a total cost of approximately $18,000 and $492,000 under a repurchase program authorized by the Board of Directors.

   Sale of Common Shares

     During 2001, the Company sold an aggregate of 70,000 shares of common stock pursuant to the exercise of options to certain employee/officers for a total of approximately $131,000. These employee/officers purchased their shares, in part, by means of notes of approximately $122,000, which are non-interest bearing and are due on demand. The notes are non-recourse, and are secured by the shares owned by the employee/officers. Effective October 1, 2001, the notes become interest bearing at 5%.

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

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 10. COMMON STOCK (Continued)

Key Employee Incentive Stock Option Plan (Continued)

     Options for all of the shares of common stock that were reserved for issuance to the Key Employee Incentive Stock Option Plan have been issued.

Stock Options

     In April 2001, the Company granted options to purchase 57,800 shares of Company common stock to certain employees. The options vest one year from the grant date, have a five-year life, and an exercise price of $4.16 per share, the then market price of the common stock.

     The Company applies APB No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized in connection with the granting of these stock options.

     Had compensation cost for the options been determined based on the fair value at the grant date consistent with SFAS 123, the Company's net income would have been as follows:

                                                           2001          2000
                                                           ----          ----
     Net income:
        As Reported                                    $1,529,000     $1,364,000
        Pro Forma                                       1,450,000     $1,308,000

     Earnings Per Share:
        Basic:
           As Reported                                       $.80           $.73
           Pro Forma                                         $.76           $.70
        Diluted:
           As Reported                                       $.80           $.71
           Pro Forma                                         $.75           $.68

     The Company used the Black-Scholes option-pricing model to determine the fair value of grants made in 2001. No grants were made in 2000. The following assumptions were applied in determining the pro forma compensation cost:

     Risk Free Interest Rate                                               6%
     Expected Dividend Yield                                              $.11
     Expected Option Life                                                5 Years
     Expected Stock Price Volatility                                       75%

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 10. COMMON STOCK (Continued)

Stock Options (Continued)

     Changes in outstanding incentive stock options for common stock are as follows:

                                                           2001         2000
                                                           ----         ----

     Outstanding at beginning of year                     233,045      276,295
     Options granted                                       57,800           --
     Options exercised                                    (70,000)     (12,000)
     Options expired                                      (13,250)     (31,250)
                                                          -------      -------
     Outstanding at end of year                           207,595      233,045
                                                          -------      -------
     Exercisable at end of year                           149,795      233,045
                                                          -------      -------

     Weighted average option exercise price information for fiscal years 2001 and 2000 is as follows:
                                                               2001       2000
                                                               ----       ----

     Outstanding at beginning of year                         $3.27      $2.50
                                                              =====      =====
     Granted during the year                                   4.16         --
                                                              =====      =====
     Exercised during the year                                 1.89       1.63
                                                              =====      =====
     Outstanding at end of year                                3.97       3.27
                                                              =====      =====
     Exercisable at end of year                               $3.90      $3.27
                                                              =====      =====

     Significant options groups outstanding at September 29, 2001 and related weighted average price and life information are as follows:

      Grant       Options        Options     Exercise     Remaining
       Date     Outstanding    Exercisable    Price     Life (Years)
       ----     -----------    -----------    -----     ------------

     1/08/97        72,395         72,395       3.25        .25
      7/3/99        77,400         77,400       4.50       2.5
      4/2/01        57,800              -       4.16       4.5


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


                                                                2001             2000
                                                                ----             ----
     Basic weighted average shares                          $1,903,000        1,856,000
     Incremental shares relating to outstanding options         19,000           75,000
                                                            ----------        ---------
     Diluted weighted average shares                        $1,922,000        1,931,000
                                                            ==========        =========


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 12. RELATED PARTY TRANSACTIONS

     The Company's Chairman and a relative formed a corporation to manage one of the Company's franchised stores.

     During fiscal 2001 and 2000, respectively, the Company incurred legal fees in the form of salary of approximately $129,000 and $116,000 for services provided by a member of the Board of Directors.

     Also see Notes 2, 4, 5, 8, 9, and 10 for additional related party transactions.


NOTE 13. BUSINESS SEGMENTS

     The Company operates principally in two segments - retail package stores and restaurants. The operation of package stores consists of retail liquor sales.

     Information concerning the revenues and operating income for the years ended September 29, 2001 and September 30, 2000, and identifiable assets for the two segments in which the Company operates, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash and notes and mortgages receivable. The Company does not have any operations outside of the United States and intersegment transactions are not material.


                                                                   2001            2000
                                                                   ----            ----
     Operating Revenues:
        Restaurants                                             $15,478,000     $14,344,000
        Equity in the net income of restaurant investees            571,000         460,000
        Retail package stores                                     8,907,000       8,870,000
        Other revenues                                            1,748,000       1,486,000
                                                                -----------     -----------
           Total operating revenues                             $26,704,000     $25,160,000
                                                                ===========     ===========

     Income From Operations Reconciled to Income before
        Income Taxes:
           Restaurants                                           $1,935,000      $1,761,000
           Retail package stores                                    368,000         308,000
                                                                 ----------      ----------
                                                                  2,303,000       2,069,000
           Corporate expenses, net of other revenues               (310,000)       (289,000)
                                                                 ----------      ----------
        Operating Income                                          1,993,000       1,780,000
        Interest expense, net of interest income                   (100,000)       (123,000)
        Other                                                       125,000          48,000
                                                                 ----------      ----------
     Income Before Income Taxes                                  $2,018,000      $1,705,000
                                                                 ==========      ==========


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 13. BUSINESS SEGMENTS (Continued)

                                                     2001            2000
                                                     ----            ----
     Identifiable Assets:
        Restaurants                              $ 3,707,000    $  3,969,000
        Retail package store                       1,943,000       2,066,000
                                                 -----------     -----------
                                                   5,650,000       6,035,000
        Corporate                                  8,294,000       7,398,000
                                                 -----------     -----------
     Consolidated Totals                         $13,944,000     $13,433,000
                                                 ===========     ===========

     Capital Expenditures:
        Restaurants                              $   565,000     $   967,000
        Retail package stores                         34,000          67,000
                                                 -----------      ----------
                                                     599,000       1,034,000
        Corporate                                    492,000         826,000
                                                 -----------      ----------
     Total Capital Expenditures                  $ 1,091,000      $1,860,000
                                                 ===========      ==========

                                                      2001            2000
                                                      ----            ----
     Depreciation and Amortization:
        Restaurants                                 $478,000        $438,000
        Retail package stores                         89,000          97,000
                                                    --------        --------
                                                     567,000         535,000
        Corporate                                    191,000         146,000
                                                    --------        --------
     Total Depreciation and Amortization            $758,000        $681,000
                                                    ========        ========