Form 10KSB/A
period 2001-09-29
FLANIGANS ENTERPRISES INC
filed 2002-01-03
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB/A

(X)  ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended September 29, 2001
                          ------------------

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
                                                           ===========    ===========    ===========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              YEARS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

                                                                             2001             2000
                                                                             ----             ----
Cash Flows from Operating Activities:
    Net income                                                           $ 1,529,000      $ 1,364,000
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                        758,000          681,000
        Deferred income taxes                                                  6,000          (32,000)
        Recognition of deferred gains and other deferred income               (4,000)          (4,000)
        Gain on disposal of property, equipment and liquor licenses          (21,000)          (8,000)
        Joint venture income                                                (571,000)        (460,000)
        Changes in operating assets and liabilities:
          (Increase) decrease in:
             Due from franchisees                                           (433,000)        (139,000)
             Other receivables                                               (47,000)        (144,000)
             Inventories                                                      45,000           46,000
             Prepaid expenses                                                (31,000)          84,000
             Other assets                                                    (37,000)          (4,000)
          Increase (decrease) in:
             Accounts payable and accrued expenses                            50,000          (80,000)
             Due to franchisees                                               67,000         (746,000)
                                                                         -----------      -----------
               Net cash provided by operating activities                   1,311,000          558,000
                                                                         -----------      -----------

Cash Flows from Investing Activities:
    Collections on notes and mortgages receivable                             79,000           36,000
    Purchase of property and equipment                                    (1,091,000)      (1,860,000)
    Distributions from joint ventures                                        640,000          401,000
    Collections on notes receivable, sale of common stock                     12,000           11,000
    Investment in limited partnership                                       (223,000)            --
                                                                         -----------      -----------
               Net cash used in investing activities                        (583,000)      (1,412,000)
                                                                         -----------      -----------

Cash Flows from Financing Activities:
    Borrowings of long-term debt                                             895,000          950,000
    Payments of long-term debt                                              (373,000)         (79,000)
    Payments of obligations under capital leases                             (70,000)         (70,000)
    Payments of damages payable on terminated or rejected leases            (283,000)        (272,000)
    Purchase of treasury stock                                               (18,000)        (492,000)
    Dividends paid                                                          (231,000)        (215,000)
    Proceeds from exercise of stock options                                    9,000           19,000
                                                                         -----------      -----------
               Net cash used in financing activities                         (71,000)        (159,000)
                                                                         -----------      -----------

Net Increase (Decrease) in Cash and Cash Equivalents                         657,000       (1,013,000)

Cash and Cash Equivalents, Beginning                                         739,000        1,752,000
                                                                         -----------      -----------

Cash and Cash Equivalents, Ending                                        $ 1,396,000      $   739,000
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