Form 10-Q
period 2001-12-29
FLANIGANS ENTERPRISES INC
filed 2002-02-13
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended                   December 29, 2001
                    ------------------------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934


For the transition period from _________________ to _________________


Commission File Number                              I-6836
                      ----------------------------------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been the subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate  the number of shares  outstanding  of each of the  issuers  classes of
Common  Stock as of the latest  practicable  date  1,994,873  as of February 12,
2002.                                              ---------

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                               INDEX TO FORM 10-Q
                               ------------------
                                DECEMBER 29, 2001
                                -----------------

PART I.  FINANCIAL INFORMATION
         ---------------------
      1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

         Consolidated Summary of Earnings -- For the Thirteen Weeks ended December 29, 2001 and December 30, 2000.

         Consolidated Balance Sheets -- As of December 29, 2001 and September 29, 2001.

         Consolidated Statements of Cash Flows for the Thirteen
         Weeks ended December 29, 2001 and December 30, 2000.

         Notes to Consolidated Financial Statements


      2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION AND SIGNATURES
         --------------------------------

         6. Exhibits and Reports on Form 8-K
            (a) Exhibits
            (b) Reports on Form 8-K

                          FLANIGAN'S ENTERPRISES, INC.
                          ----------------------------
                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                   ------------------------------------------
                     (In Thousands Except Per Share Amounts)


                                        Thirteen Weeks Ended

                                         Dec. 29      Dec. 30
                                          2001         2000
                                          ----         ----


REVENUES:
Restaurant food sales                    $ 3,249      $ 2,843
Restaurant bar sales                         830          708
Package good sales                         2,435        2,573
Franchise related revenues                   323          283
Owners fee                                    68           63
Joint venture income                         150          155
Other operating income                        87           30
                                         -------      -------
                                           7,142        6,655
                                         -------      -------



COSTS AND EXPENSES:
 Cost of merchandise sold                  1,401        1,297
  restaurant and bar
 Cost of merchandise sold
  package goods                            1,760        1,929
 Payroll and related costs                 1,889        1,751
 Occupancy costs                             330          231
 Selling, general and
  administrative expenses                  1,189          804
                                         -------      -------
                                           6,569        6,012
                                         -------      -------

   Income from operations                    573          643
                                         -------      -------


OTHER INCOME (EXPENSE):
 Interest expense on obligations
  under capital leases                        --          (11)
 Interest expense on long term
  debt and damages payable                   (38)         (34)
 Abandoned fixed assets                       --          (23)
 Interest income                               8           10
 Recognition of deferred gains                 1            1
 Other, net                                   38           (2)
                                         -------      -------
                                               9          (59)
                                         -------      -------

   Income before income taxes                582          584

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                   ------------------------------------------
                     (In Thousands Except Per Share Amounts)

                                   (Continued)

                                         Thirteen Weeks Ended

                                         Dec. 29      Dec. 30
                                          2001         2000
                                         -------      -------

PROVISION FOR INCOME TAXES               $   134      $   148
                                         -------      -------

   Net Income                            $   448          436
                                         =======      =======




                                For The Thirteen Weeks Ended
                        Dec. 29, 2001                 Dec. 30, 2000
                    Numerator Denominator  EPS     Numerator Denominator    EPS
                    ------------------------------------------------------------
Basic EPS            448,000   1,924,865   $.23    436,000   1,861,314      $.23

Effective/dilutive
Stock Options                      5,883                       14,392
              ------------------------------------------------------------------
Diluted EPS          448,000   1,930,748   $.23    436,000   1,875,706      $.23
--------------------------------------------------------------------------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
              DECEMBER 29, 2001 (UNAUDITED) and SEPTEMBER 29, 2001
              ----------------------------------------------------
                                 (In Thousands)


                                     ASSETS
                                     ------



                                         DECEMBER 29   SEPTEMBER 29
                                            2001          2001
                                            ----          ----

 Cash and cash equivalents                $  1,229     $  1,396
 Notes and mortgages receivable,
  current maturities, net                      124          120
 Due from franchisees                          741          683
 Other receivables                             479          311
 Inventories                                 1,732        1,337
 Prepaid expenses                              260          349
 Deferred tax asset                            318          318
                                          --------     --------

     Total Current Assets                    4,883        4,514
                                          --------     --------


Property and Equipment                       5,541        5,650
                                          --------     --------


 Investments in Joint Ventures               1,884        1,684
                                          --------     --------


Other Assets:
 Liquor licenses, net                          336          266
 Notes and mortgages receivable, net            60           71
 Deferred tax asset                            338          338
 Other                                         154          234
                                          --------     --------

     Total Other Assets                        888          909
                                          --------     --------

     Total Assets                         $ 13,196     $ 12,757
                                          ========     ========

                 FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES
                 ---------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
              DECEMBER 29, 2001 (UNAUDITED) AND SEPTEMBER 29, 2001
              ----------------------------------------------------
                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------

                                 (In Thousands)


                                                   DECEMBER 29   SEPTEMBER 29
                                                      2001          2001
                                                      ----          ----
Current Liabilities:
 Accounts payable and accrued expenses              $  1,443       $  1,564
 Commons stock dividend payable                          499             --
 Due to franchisees                                      105            131
 Current portion of long term debt                       353            262
 Damages payable on terminated or
  rejected leases                                         87            117
                                                    --------       --------
     Total Current Liabilities                         2,487          2,074
                                                    --------       --------


Long Term Debt, Net of Current
  Maturities                                           1,549          1,715
                                                    --------       --------



Stockholder's Equity:
 Common stock, 5,000,000 shares
  authorized, 4,197,642 shares issued                    420            420
 Capital in excess of par value                        6,028          6,028
 Retained earnings                                     7,812          7,863
 Notes received on sale of common stock                 (284)          (291)
 Less: Treasury stock, at cost
  2,341,164 shares at September 29, 2001
  2,275,164 shares at December 29, 2001               (4,816)        (5,052)
                                                    --------       --------
     Total Stockholder's Equity                        9,160          8,968
                                                    --------       --------

     Total Liabilities and
     Stockholder's Equity                           $ 13,196       $ 12,757
                                                    ========       ========


                 See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
      FOR THE THIRTEEN WEEKS ENDED DECEMBER 29, 2001 AND DECEMBER 30,2000
      -------------------------------------------------------------------
                                 (In Thousands)


                                                     DECEMBER 29   DECEMBER 30
                                                        2001          2000
                                                        ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $ 448         $ 436
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
   Depreciation and amortization of
   property, equipment and capital
   leases                                                179           183
Amortization of liquor licenses                            1             1
Recognition of deferred gains and
   other deferred income                                  (1)           (1)
Joint venture income                                    (150)         (155)
Loss on abandoned property & equipment                    --            23
Gain on sale of liquor license                            (8)           --


Changes in assets and liabilities:
  (Increase) decrease in:
     Notes receivable                                      7            24
     Inventories                                        (395)         (219)
     Prepaid expenses                                     89          (103)
     Due from franchises                                 (58)            4
     Other receivables                                  (168)          138
     Other assets                                         80            84
  Increase (decrease) in:
     Accounts payable and accrued
       expenses                                         (121)           63
     Due to franchises                                   (26)           --
                                                       -----         -----
      Net cash provided by (used by) operating
      activities                                        (123)          478
                                                       -----         -----


                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
       FOR THE THIRTEEN WEEKS ENDED DECEMBER 29 2001 AND DECEMBER 30 2000
       ------------------------------------------------------------------
                                 (In Thousands)

                                                      DECEMBER 29    DECEMBER 30
                                                         2001            2000
                                                         ----            ----

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on notes and mortgages
   receivable                                               46             31
  Distributions from joint ventures                         98            215
  Additions to property and equipment                     (183)          (257)
  Additions to notes and mortgages
   receivable                                              (39)           (65)
  Receipt of rent security for long
   term lease                                               --            175
  Additional investment in joint ventures                 (148)            --
  Sale of liquor license                                    45             --
                                                       -------        -------

         Net cash provided by (used
         in) investing activities                         (181)            99
                                                       -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long term debt                               (75)           (68)
  Payments of obligations under capital
   leases                                                   --            (18)
  Payment on damages payable on
   terminated or rejected leases                           (30)            --
  Exercise of stock option                                 235             65
  Payment of notes receivable on sale
   of common stock                                           7              2

                                                       -------        -------
         Net cash provided by (used in)
         in financing activities                           137            (19)
                                                       -------        -------

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                               (167)           558

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                1,396            739
                                                       -------        -------

CASH AND EQUIVALENTS, END OF PERIOD                    $ 1,229        $ 1,297
                                                       =======        =======

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                DECEMBER 29, 2001
                                -----------------

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


(2)  BASIS OF PRESENTATION:
     ----------------------

     The financial information for the periods ended December 29, 2001 and December 30, 2000 are unaudited. Financial information as of September 29, 2001 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the
Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10- KSB for the year ended September 29, 2001. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(4)  RECLASSIFICATION:
     -----------------

     Certain  amounts  in  the  fiscal  2001  financial   statements  have  been
reclassified to conform to the fiscal 2002 presentation.

(5)  FRANCHISE PROGRAM:
     ------------------

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

(6)  INVESTMENT IN JOINT VENTURES:
     -----------------------------

     Miami, Florida

     The Company operates a restaurant in Miami, Florida under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a limited partnership agreement. The Company acts as the general partner and owns a fifty percent limited partnership interest. The State of Florida, Department of Transportation, is exercising its right of eminent domain to "take" the hotel property upon which this restaurant is located and it is anticipated that this restaurant will be forced to close by March 31, 2002.

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

     West Miami, Florida

     During the third quarter of fiscal year 2000, the Company, as agent for a limited partnership to be formed, entered into a contract to purchase an existing restaurant location in West Miami, Florida to renovate and operate under the "Flanigan's Seafood Bar and Grill" servicemark. The funds necessary for this joint venture were raised through a private offering. The Company acts as general partner and also owns a twenty five percent limited partnership interest. Of its twenty five percent limited partnership interest, the Company received 6.36% of its limited partnership interest as a bonus and as compensation for advancing funds prior to receiving zoning approval for its intended use and its limited guaranty of the lease for the business premises. Other related parties including, but not limited to officers and directors of the Company and their families are also investors. The sale was closed during the third quarter of fiscal year 2001, and the restaurant opened for business during the first quarter of fiscal year 2002.


     Weston, Florida

     During the fourth quarter of fiscal year 2001, a limited partnership was formed, with the Company as general partner which entered into a sublease agreement for a limited partnership to operate an existing restaurant in Weston, Florida. The Company, as general partner, has been operating the restaurant under its existing servicemark. The limited partnership plans to raise funds to renovate the business premises for operation under the "Flanigan's Seafood Bar & Grill" servicemark . The Company will continue to act as general partner and may also own up to forty percent of the limited partnership. Other related partners, including but not limited to officers and directors of the Company and their families, may also be limited partners. The limited partnership agreement gives the partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of its gross sales from the operation of the restaurant while the Company acts as general partner only. The raising of funds by the limited partnership and the renovations to the business premises will not begin until the sublessor resolves various zoning and related matters. Exactly how long it will take for the sublessor to resolve the zoning and related matters is unknown. In the interim, the Company will continue operating the restaurant under its existing servicemark, as a wholly-owned subsidiary.

(7)  INCOME TAXES:
     -------------

     Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards and tax credits to the extent that realization of said tax benefits is more likely than not. The deferred tax asset was $656,000 as of December 29, 2001 and $656,0000 as of September 29, 2001.

(8)  COMMITMENTS AND CONTINGENCIES:
     ------------------------------

     Guarantees
     ----------

     The Company guarantees various leases for franchisees and locations sold in prior years. Remaining rental commitments required under these leases are approximately $1,500,000. In the event of a default under any of these agreements, the Company will have the right to repossess the premises.

     During the third quarter of fiscal 2001 and in order for the

Company, as general partner of a limited partnership, to close on the purchase of a restaurant location in West Miami, Florida, the Company had to guaranty one
(1) year's minimum rent on the lease for the business premises, currently in the amount of $80,000.


     Litigation
     ----------

     The Company is a party to various litigation matters incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company.

     Certain states have "liquor liability" laws which allow a person injured by an "intoxicated person" to bring a civil suit against the business (or social host) who served intoxicating liquors to an already "obviously intoxicated person", known as "dram shop" claims. Florida has restricted its dram shop claims by statute, permitting persons injured by an "obviously intoxicated person" to bring a court action only against the business which had served alcoholic beverages to a minor or to an individual known to be habitually addicted to alcohol. The Company is generally self- insured for liability claims, with major losses partially covered by third-party insurance carriers. The extent of this coverage varies by year. The Company currently has no dram shop cases pending. For further discussion see the section headed Legal Proceedings on page 14 of the Company's Annual Report on Form 10- KSB for the fiscal year ended September 29, 2001.

     The Company accrues for potential uninsured losses based upon estimates received from legal counsel and its historical experience, when uninsured claims are pending. Such accrual is included in the "Accounts payable and accrued expenses". See Note 5 in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001.

     During fiscal year 2000, the Company was served with several complaints alleging violations of the American with Disabilities Act ("ADA"), at all of its locations. The lawsuits included the restaurants owned by limited partnerships and franchises. The sudden influx of lawsuits alleging ADA violations was due to the fact that it was anticipated at the time that the ADA was going to be amended to include a provision requiring plaintiffs to provide the potential defendant with 90 days notice of ADA violations prior to filing suit, during which time the violations may be corrected. The amendment has not yet been enacted and as of now, the ADA still has no notice provision and the first time the Company received notice of any ADA violations was when it was served with a copy of the complaint. Of the law suits filed, only a few have been actively pursued. The Company has retained an ADA expert who has inspected locations involved in the active lawsuits, including the limited partnerships and franchises, and provided a report setting forth ADA violations which need to be corrected. It is the Company's intent to correct ADA violations noted by its ADA expert and then vigorously defend the lawsuits arguing that the locations are in compliance.


During fiscal year 2001 and the first quarter of fiscal year 2002, the Company, including three (3) of its franchises, settled all active lawsuits alleging ADA violations, although in two (2) such cases, the question of the plaintiff's attorneys fees and costs are still in dispute. The cost to correct the ADA violations is included in the budget for capital improvements during fiscal year 2002.

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


                              Dec. 29    Sep. 29    Dec. 30      Note
                               2001       2001       2000       Numbers
                               ----       ----       ----       -------
Combination package
 and restaurant                   4          4          4
Restaurant only                   8          7          6     (1)(2)(3)(4)
Package store only                4          3          4     (5)(6)(7)(8)
Clubs                             1          1          1
                               ----       ----       ----

Total Company operated units     17         15         15

Franchised units                  7          7          7     (4)



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

(2) During the third quarter of fiscal year 2000, a limited partnership was formed which raised funds through a private offering, to purchase the assets of a restaurant in West Miami, Florida, and renovate the same for operation under the "Flanigan's Seafood Bar & Grill" servicemark. The Company is the general partner and has a 25 percent ownership interest in the partnership. The restaurant opened for business during the first quarter of fiscal year 2002 and is included in the table of units.

(3) During fiscal year 2000, the Company received official notification from the State of Florida, Department of Transportation, ("DOT"), that the DOT was exercising its right of eminent domain to "take" the hotel property upon which a restaurant, operated by the Company as general partner of a limited partnership, is located. DOT took title to the hotel property during the second quarter of fiscal year 2002 and the restaurant will be forced to close by March 31, 2002. At the present time, it is too premature to determine the financial impact the closing will have on the Company.

(4) During the fourth quarter of fiscal year 2001, a limited partnership was formed with the Company as general partner. The limited partnership entered into a sublease agreement to operate an existing restaurant in Weston, Florida. The limited partnership plans to raise funds to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The funds will not be raised, nor will renovations begin until the sublessor has resolved several zoning and related matters and it is currently impossible to determine when the renovations will begin. Until limited partnership units are sold, the Company will own 100% of the limited partnership which has been consolidated for financial reporting purposes. The restaurant is included in the table of units.

(5) During the fourth quarter of fiscal year 2000, the Company entered into a lease agreement for the operation of a package liquor store in Hialeah, Florida. This package liquor store opened for business during the first quarter of fiscal year 2002.

(6) The lease for one (1) package liquor store owned and operated by the Company in Lake Worth, Florida expired on December 31, 2000 and the Company elected not to exercise its five year renewal option to extend the term of the same. The store was closed permanently as of December 30, 2000.

(7) During the fourth quarter of fiscal year 2001, the Company entered into a ground lease for an out parcel in Hollywood, Florida. The Company plans to construct a building on the out parcel, one-half (1/2) of which will be used by the Company for the operation of a package liquor store and the other one-half (1/2) will be subleased by the Company as retail space. The Company plans to file its building plans during the second quarter of fiscal year 2002 and expects the building to be complete and the package store open for business during the fourth quarter of fiscal year 2002. The package liquor store is not included in the table of units.

(8) During the second quarter of fiscal year 2001, the Company completed renovations to its new corporate offices and relocated to the same. The new corporate offices consist of a two (2) story building, with space set aside on the ground floor for a package liquor store. The Company will be proceeding with the application for its building permits and expects the package liquor store to be open for business during fiscal year 2003. The package liquor store is not included in the table of units.

(9) Since the fourth quarter of 1999, the Company has managed the restaurant for a franchised. The franchised restaurant is included in the table of units as a restaurant operated by the Company and the franchise is also included as a unit franchised by the Company and in which the Company has an interest.


Liquidity and Capital Resources
-------------------------------

    Cash Flows
    ----------

    The following table is a summary of the Company's cash flows for the first thirteen weeks of fiscal years 2002 and 2001.

                                                    Thirteen Weeks Ended
                                                  Dec. 29,        Dec. 30,
                                                    2001            2000
                                                  ------------------------
                                                       (In Thousands)
Net cash provided by (used in)
 operating activities                             $   (123)        $   478
Net cash provided by (used in)
 investing activities                                 (181)             99
Net cash provided (used) in financing
 activities                                            137            (19)
                                                   -------         -------

Net Increase (Decrease) in Cash
and Cash Equivalents                                  (167)            558

Cash and Cash Equivalents, Beginning                 1,396             739
                                                   -------         -------

Cash and Cash Equivalents, Ending                  $ 1,229         $ 1,297
                                                   =======         =======

     On December 13, 2001, the Company declared a cash dividend of 25 cents per share payable on January 17, 2002 to shareholders of record on December 30, 2001.

Capital Expenditures
--------------------

     The Company had additions to fixed assets of $183,000 during the thirteen weeks ended December 29, 2001 as compared to $257,000 for the thirteen weeks ended December 30, 2000 and $1,091,000 for the fiscal year ended September 29, 2001.

     All of the Company's units require periodic refurbishing in order to remain competitive. During fiscal year 1992, as cash flow improved, the Company embarked on a refurbishing program which continues through fiscal year 2002. The budget for fiscal year 2002 is $500,000 and includes the estimated costs which will be incurred with the ADA lawsuits.

     Working Capital
     ---------------

     The table below summarizes the current assets, current liabilities, and working capital for the fiscal quarters ended December 29, 2001, December 30, 2000 and the fiscal year ended September 29, 2001.

                                    Dec. 29,   Dec. 30,   Sep. 29,
    Item                             2001       2000       2001
    ----                             ----       ----       ----
                                           (In Thousands)

    Current Assets                 $ 4,883    $ 4,133    $ 4,514
    Current Liabilities              2,487     2,275      2,074
    Working Capital                  2,396      1,858      2,440


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

     The $741,000 due from franchisees represents funds advanced to the franchises for capital expenditures to the franchised units. The Company expects these funds will be repaid to the Company prior to the end of fiscal year 2002

     Legal Matters
     -------------

     See "Litigation" on page 13 of this report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001 for a discussion of other legal proceedings resolved in prior years.

Results of Operation
--------------------
                                     Thirteen Weeks Ended
                                   Dec. 29,            Dec. 30,
                                    2001                2000
                               Amount  Percent     Amount  Percent
                               ---------------     ---------------
                                           (In Thousands)

Restaurant food sales         $ 3,249    49.88     $ 2,843   46.42
Restaurant bar sales              830    12.74         708   11.56
Package goods sales             2,435    37.38       2,573   42.02
                              -------   ------     -------  ------
Total sales                     6,514   100.00       6,124  100.00

Franchise related revenues        323                  283
Owners fee                         68                   63
Joint venture income              150                  155
Other operating income             87                   30
                              -------              -------

Total Revenue                 $ 7,142              $ 6,655
                              =======              =======

     Restaurant food sales represented 49.88% of total sales in the first thirteen weeks of fiscal year 2002 as compared to 46.42% of total sales in the first thirteen weeks of fiscal year 2001. The percentage increase is accounted for by the consolidation of the food sales from the restaurant in Weston, Florida in the first thirteen weeks ended December 29, 2001. The weekly average of same store restaurant food sales were $212,633 and $218,708 for the thirteen weeks ended December 29, 2001 and December 30, 2000 respectively, a decrease of 2.8%. The decrease is attributed to the events of September 11th.

     Restaurant bar sales represented 12.74% of total sales in the first thirteen weeks of fiscal year 2002, as compared to 11.56% of total sales in the first thirteen weeks of fiscal year 2001. The percentage increase is accounted for by the consolidation of bar sales from the restaurant in Weston, Florida in the thirteen weeks ended December 29, 2001. The weekly average of same store restaurant bar sales were $52,897 and $54,492 for the first thirteen weeks ended December 29, 2001 and December 30, 2000 respectively, a decrease of 2.9%. The decrease is attributed to the events of September 11th.

     Package goods sales represented 37.38% of total sales in the first thirteen weeks of fiscal year 2002, as compared to 42.02% of total sales in the first thirteen weeks of fiscal year 2001. The percentage decrease is attributed to the consolidation of the restaurant and bar sales of the Weston, Florida location. The weekly average of same store package good sales were $185,987 and $197,908 for the thirteen weeks ended December 29, 2001 and December 30, 2000 respectively, a decrease of 6.02%. The decrease is attributed to the events of September 11th.

     The gross profit margin for restaurant sales was 65.65% and 63.5% for the thirteen weeks ended December 29, 2001 and December 30, 2000 respectively. The increase is attributed to the consolidation of the Weston, Florida restaurant during the thirteen weeks ended December 29, 2001 which operates at a higher gross profit margin than the Company restaurants. In addition food costs declined slightly during the thirteen weeks ended December 29, 2001 as compared to the food costs during the thirteen weeks ended December 30, 2000.

     The gross profit margin for package goods stores was 27.72% and 25.03% for the thirteen weeks ended December 29, 2001 and December 30, 2000 respectively. The increase is attributed to a higher percentage of wine and champagne sales, which have a higher gross profit margin, as well as lower costs due to larger volume purchases of merchandise.

     Franchise related revenues were $323,000 and $283,000 for the thirteen weeks ended December 29, 2001 and December 30, 2000 respectively, an increase of 14.13%. The increase is attributed to the additional joint venture in West Miami, Florida having been operated by the Company for virtually the entire thirteen weeks ended December 29, 2001, while the additional joint venture in West Miami, Florida was not open during the thirteen weeks ended December 30, 2000.

     The owners fee was $68,000 and $63,000 for the thirteen weeks ended December 29, 2001 and December 30, 2000 respectively, an increase of 7.94%.

     Joint venture income was $150,000 and $155,000 for the thirteen weeks ended December 29, 2001 and December 30, 2000 respectively, a decrease of 3.23%.

Operating Costs and Expenses
----------------------------

     Operating costs and expenses were $6,569,000 and $6,012,000 for the thirteen weeks ended December 29, 2001 and December 30, 2000 respectively, an increase of 9.26%. The increase is attributed to the consolidation of the restaurant located in Weston, Florida during the thirteen weeks ended December 29, 2001.

     Payroll and related costs, which includes workers compensation insurance were $1,889,000 and $1,751,000 for the thirteen weeks ended December 29, 2001 and December 30, 2000 respectively, an increase of 7.88%. The increase is attributed to the consolidation of the restaurant located in Weston, Florida during the thirteen weeks ended December 29, 2001.

     Occupancy costs which include rent, common area maintenance, repairs and taxes were $330,000 and $231,000 for the thirteen weeks ended December 29, 2001 and December 30, 2000 respectively, an increase of 42.86%. The increase is attributed to the consolidation of the restaurant located in Weston, Florida during the thirteen weeks ended December 29, 2001 and a one time rent reduction which was recorded in the thirteen weeks ended December 30, 2000.

     Selling, general and administrative expenses were $1,189,000 and $804,000 for the thirteen weeks ended December 29, 2001 and December 30, 2000 respectively, an increase of 47.89%. The increase is attributed to the consolidation of the restaurant located in Weston, Florida during the thirteen weeks ended December 29, 2001 as well as increases in insurance and utility costs.

Trends
------

     During the next twelve months management expects sales to remain stable, with increases in income from joint ventures. Management also projects a reduced food gross profit margin from restaurant food sales and moderate increases in other expenses.


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

                                     FLANIGAN'S ENTERPRISES, INC.


                                      /s/ Joseph G. Flanigan
                                     -------------------------------------------
                                     JOSEPH G. FLANIGAN, Chief Executive Officer

Date 2/12/01


                                      /s/ Edward A. Doxey
                                     -------------------------------------------
                                     EDWARD A. DOXEY, Chief Financial Officer

Date 2/12/01