Form 10-Q
period 2002-03-30
FLANIGANS ENTERPRISES INC
filed 2002-05-15
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the period ended             March 30, 2002
                    ----------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE OF 1934


For the transition period from                       to
                              -----------------------  -------------------------
Commission File Number                             I-6836
                      ----------------------------------------------------------

                          Flanigan's Enterprises, Inc.
             (Exact name of registrant as specified in its charter)

            Florida                                              59-0877638
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

5059 N.E. 18th Avenue, Fort Lauderdale, Florida                         33334
-----------------------------------------------                       ----------
   (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code,       (954) 377-1961
                                                   -----------------------------


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


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                 MARCH 30, 2002


PART I.  FINANCIAL INFORMATION
         ---------------------
      1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

         Consolidated Summary of Earnings -- For the Thirteen Weeks and Twenty Six Weeks ended March 30, 2002 and March 31,
         2001.

         Consolidated Balance Sheets -- As of March 30, 2002 and
         September 29, 2001.

         Consolidated Statements of Cash Flows for the Twenty Six
         Weeks ended March 30, 2002 and March 31, 2001.

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



                                     Thirteen Weeks         Twenty Six Weeks
                                          Ended                   Ended

                                    Mar. 30    Mar. 31     Mar. 30       Mar. 31
                                     2002        2001        2002          2001
                                     ----        ----        ----          ----

REVENUES:
Restaurant food sales              $  3,615    $  3,279    $  6,864    $  6,122
Restaurant bar sales                    881         780       1,711       1,488
Package good sales                    2,580       2,351       5,015       4,924
Franchise related revenues              332         320         655         604
Owners fee                               77          95         145         158
Joint venture income                    248         165         398         320
Other operating income                   67         119         154         148
                                      -----       -----      ------      ------
                                      7,800       7,109      14,942      13,764
                                      -----       -----      ------      ------


COSTS AND EXPENSES:
 Cost of merchandise sold
  restaurant and bar                  1,518       1,515       2,919       2,812
 Cost of merchandise sold
  package goods                       1,884       1,671       3,644       3,600
 Payroll and related costs            2,068       1,690       3,957       3,441
 Occupancy costs                        243         258         573         489
 Selling, general and
  administrative expenses             1,283       1,188       2,472       1,992
                                      -----       -----      ------      ------
                                      6,996       6,322      13,565      12,334
                                      -----       -----      ------      ------

   Income from operations               804         787       1,377       1,430
                                      -----       -----      ------      ------


OTHER INCOME (EXPENSE):
 Interest expense on obligations
  under capital leases                   --         (12)         --         (23)
 Interest expense on long term
  debt and damages payable              (36)        (39)        (74)        (73)
 Abandoned fixed assets                  --         (37)         --         (60)
 Interest income                         16          14          24          24
 Recognition of deferred gains            1           1           2           2
 Other, net                               6          --          44          (2)
                                      -----       -----      ------      ------

                                        (13)        (73)         (4)       (132)
                                      -----       -----      ------      ------

   Income before income taxes           791         714       1,373       1,298


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                   ------------------------------------------
                     (In Thousands Except Per Share Amounts)

                                   (Continued)

                               Thirteen Weeks      Twenty Six Weeks
                                   Ended                Ended

                              Mar. 30     Mar. 31  Mar. 30     Mar. 31
                                2002       2001      2002        2001
                                ----       ----      ----        ----



PROVISION FOR INCOME TAXES     $  168     $  130     $  302     $  278


   Net Income                  $  623     $  584     $1,071     $1,020
                               ======     ======     ======     ======



                                               For The Thirteen Weeks Ended
                                       Mar. 30, 2002                  Mar. 31, 2001
                              Numerator Denominator  EPS      Numerator  Denominator       EPS
                              ----------------------------------------------------------------

Basic EPS                623,000     1,959,869      $.32       584,000     1,904,500     $ .31

Effective/dilutive
Stock Options                           37,564                                 9,960
                         ---------------------------------------------------------------------
 Diluted EPS             623,000     1,997,433      $.31       584,000     1,914,460     $ .31
----------------------------------------------------------------------------------------------


                                              For The Twenty Six Weeks Ended
                                               For The Thirteen Weeks Ended
                                       Mar. 30, 2002                  Mar. 31, 2001
                              Numerator Denominator  EPS      Numerator  Denominator       EPS
                              ----------------------------------------------------------------

Basic EPS              1,071,000     1,959,869      $.55     1,020,000     1,882,907      $.54
Effective/dilutive
Stock Options                           27,173                                4,322
                         ---------------------------------------------------------------------

Diluted EPS            1,071,000     1,987,042      $.54     1,020,000     1,887,229      $.54
----------------------------------------------------------------------------------------------



The accompanying notes to consolidated financial statements are an integral part of these statements.


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                MARCH 30, 2002 (UNAUDITED) and SEPTEMBER 29, 2001
                -------------------------------------------------
                                 (In Thousands)


                                     ASSETS
                                     ------



                                          MARCH 30    SEPTEMBER 29
                                            2002          2001
                                            ----          ----
 Cash and cash equivalents               $   1,267     $  1,396
 Notes and mortgages receivable,
  current maturities, net                       83          120
 Due from franchisees                          953          683
 Other receivables                             109          311
 Inventories                                 1,531        1,337
 Prepaid expenses                              420          349
 Deferred tax asset                            318          318
                                           -------      -------

     Total Current Assets                    4,681        4,514
                                           -------      -------


Property and Equipment                       5,677        5,650
                                           -------      -------


 Investments in Joint Ventures               1,918        1,684
                                           -------       ------


Other Assets:
 Liquor licenses, net                          335          266
 Notes and mortgages receivable, net           175           71
 Deferred tax asset                            338          338
 Other                                         259          234
                                          --------        -----

     Total Other Assets                      1,107          909
                                          --------        -----

     Total Assets                         $ 13,383     $ 12,757
                                          ========       ======


                  FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES
                  ---------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                MARCH 30, 2002 (UNAUDITED) AND SEPTEMBER 29, 2001
                -------------------------------------------------

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------
                                 (In Thousands)


                                         MARCH 30     SEPTEMBER 29
                                           2002           2001
                                           ----           ----
Current Liabilities:
 Accounts payable and accrued expenses   $ 1,627        $ 1,564
 Due to franchisees                          133            131
 Current portion of long term debt           364            262
 Damages payable on terminated or
  rejected leases                             12            117
                                          ------        -------
     Total Current Liabilities             2,136          2,074
                                          ------        -------


Long Term Debt, Net of Current
  Maturities                               1,452          1,715
                                          ------         ------



Stockholder's Equity:
 Common stock, 5,000,000 shares
  authorized, 4,197,642 shares issued        420            420
 Capital in excess of par value            6,028          6,028
 Retained earnings                         8,435          7,863
 Notes received on sale of common stock     (272)          (291)
 Less: Treasury stock, at cost
  2,341,164 shares at September 29, 2001
  2,275,164 shares at March 30, 2002      (4,816)        (5,052)
                                          -------        ------
     Total Stockholder's Equity            9,795          8,968
                                          -------        ------

     Total Liabilities and
     Stockholder's Equity              $  13,383       $ 12,757
                                         ========       =======


                 See notes to consolidated financial statements.


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------

        FOR THE TWENTY SIX WEEKS ENDED MARCH 30, 2002 AND MARCH 31, 2001
        ----------------------------------------------------------------
                                 (In Thousands)


                                              MARCH 30      MARCH 31
                                               2002           2001
                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                           $      1,071         $ 1,020
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization of
     property, equipment and capital
     leases                                     366             361
  Amortization of liquor licenses                 2               3
  Recognition of deferred gains and
     other deferred income                       (2)             (2)
  Joint venture income                         (398)           (320)
  Loss on abandoned property & equipment         --              60
  Gain on sale of liquor license                 (8)             --


  Changes in assets and liabilities:
    (Increase) decrease in:
       Notes receivable                          37             (43)
       Inventories                             (194)            (83)
       Prepaid expenses                         (71)            (50)
       Due from franchises                     (270)            (21)
       Other receivables                        202              (5)
       Other assets                             (25)              6
    Increase (decrease) in:
       Accounts payable and accrued
         expenses                                63             169
       Due to franchises                          2              --
                                              -----           -----
        Net cash provided by (used in)
        operating activities                    775           1,095
                                              -----           -----


                                                    (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------

        FOR THE TWENTY SIX WEEKS ENDED MARCH 30, 2002 AND MARCH 31, 2001
        ----------------------------------------------------------------
                                 (In Thousands)

                                            MARCH 30    MARCH 31
                                              2002        2001
                                              ----        ----

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on notes and mortgages
   receivable                                  46         (178)
  Distributions from joint ventures           369          440
  Additions to property and equipment        (393)        (551)
  Purchase of treasury stock                   --          (18)
  Receipt of security for long term lease      --          200
  Additions to notes and mortgages
   receivable                                (150)          --
  Additional investment in joint ventures    (202)          --
  Sale of liquor license                       45           --
  Acquisition of liquor licenses             (108)          --
                                            -----         ----

         Net cash provided by (used
         in) investing activities            (393)        (107)
                                            -----         -----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long term debt                 (161)        (137)
  Payments of obligations under capital
   leases                                      --          (35)
  Payment on damages payable on
   terminated or rejected leases             (105)        (141)
  Payment of cash dividend                   (499)        (231)
  Exercise of stock option                    235           81
  Payment of notes receivable on sale
   of common stock                             19            7

                                            -----         ----
         Net cash provided by (used in)
         in financing activities             (511)        (456)
                                            -----         ----

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                  (129)         532

CASH AND EQUIVALENTS, BEGINNING OF PERIOD   1,396          739
                                            -----         ----

CASH AND EQUIVALENTS, END OF PERIOD      $  1,267      $ 1,271
                                           ======        =====


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 MARCH 30, 2002
                                 --------------

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


(2)  BASIS OF PRESENTATION:
     ----------------------

     The financial information for the periods ended March 30, 2002, and March 31, 2001 are unaudited. Financial information as of September 29, 2001 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10- KSB for the year ended September 29, 2001. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

(3)  EARNINGS  PER  SHARE:
     ---------------------

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


(5) INVESTMENT IN JOINT VENTURES:
    -----------------------------
    Miami, Florida

     The Company operated a restaurant in Miami, Florida under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a limited partnership agreement through the end of the second quarter of fiscal year 2002. The Company acts as the general partner and owns a fifty percent limited partnership interest. The State of Florida, Department of Transportation, ("DOT") exercised its right of eminent domain to "take" the hotel property upon which this restaurant was located and the restaurant was closed as of the end of business on March 30, 2002. The Company, as general partner of the limited partnership is pursuing a claim for compensation for the "taking" of the restaurant against both "DOT" and the owner of the hotel property. The "DOT" contends that the claim of the limited partnership is an apportionment claim against the owner of the hotel property, while the owner of the hotel property disputes the right of the limited partnership to participate in the condemnation award altogether. The matter is scheduled for jury trial on a trial calendar beginning May 13, 2002 and at the present time, it is premature to predict the financial impact that the closing of this restaurant will have on the Company.

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

    Kendall, Florida

     The Company operates a restaurant in Kendall, Florida under the "Flanigan's Seafood Bar and Grill" servicemark, pursuant to a limited partnership agreement. The Company acts as general partner and also owns a forty percent limited partnership interest. Other related parties, including, but not limited to officers and directors of the Company, and their families are also investors.


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


(6) INCOME TAXES:
    -------------

     Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards and tax credits to the extent that realization of said tax benefits is more likely than not. The deferred tax asset was $656,000 as of March 30, 2002 and $656,0000 as of September 29, 2001.

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

     During fiscal year 2000, the Company was served with several complaints alleging violations of the American with Disabilities Act ("ADA"), at all of its locations. The lawsuits included the restaurants owned by limited partnerships and franchises. The sudden influx of lawsuits alleging ADA violations was due to the fact that it was anticipated at the time that the ADA was going to be amended to include a provision requiring plaintiffs to provide the potential defendant with 90 days notice of ADA violations prior to filing suit, during which time the violations may be corrected. The amendment has not yet been enacted and as of now, the ADA still has no notice provision and the first time the Company received notice of any ADA violations was when it was served with a copy of the complaint. Of the law suits filed, only a few have been actively pursued. The Company has retained an ADA expert who has inspected locations involved in the active lawsuits, including the limited partnerships and franchises, and provided a report setting forth ADA violations which need to be corrected. It is the Company's intent to correct ADA violations noted by its ADA expert and then vigorously defend the lawsuits arguing that the locations are in compliance. During fiscal year 2001 and the first quarter of fiscal year 2002, the Company, including three (3) of its franchises, settled all active lawsuits alleging ADA violations, although in one (1) such case, the question of the plaintiff's attorneys fees and costs are still in dispute. The cost to correct the ADA violations is included in the budget for capital improvements during fiscal year 2002.


(8)  MANAGEMENTS  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS OF
     OPERATIONS:
    ----------------------------------------------------------------------------

     The Company owns and/or operates full service restaurants, package liquor stores and an entertainment oriented club (collectively the "units"). The Company had interests in seven additional units which have been franchised by the Company. The table below sets out the changes, if any, in the type and number of units being operated.


                                    Mar. 30   Sep. 29   Mar. 31         Note
                                      2002      2001      2001        Numbers
                                      ----      ----      ----        -------
Combination package
 and restaurant                         4         4         4
Restaurant only                         8         7         6        (1)(2)(3)
Package store only                      4         3         3        (4)(5)(6)
Clubs                                   1         1         1
                                      ---       ---       ---
Total Company operated units           17        15        14

Franchised units                        7         7         7        (7)



Notes:
------

(1) During the third quarter of fiscal year 2000, a limited partnership was formed which raised funds through a private offering to purchase the assets of a restaurant in West Miami, Florida, and renovate the same for operation under the "Flanigan's Seafood Bar & Grill" servicemark. The Company is the general partner and has a 25 percent ownership interest in the partnership. The restaurant opened for business during the first quarter of fiscal year 2002.

(2) During fiscal year 2000, the Company received official notification from the State of Florida, Department of Transportation, ("DOT"), that the DOT was exercising its right of eminent domain to "take" the hotel property upon which a restaurant, operated by the Company as general partner of a limited partnership, is located. DOT took title to the hotel property during the first quarter of fiscal year 2002 and the restaurant was closed at the end of business on March 30, 2002. This unit is included in the table of units.


(3) During the fourth quarter of fiscal year 2001, a limited partnership was formed with the Company as general partner. The limited partnership entered into a sublease agreement to operate an existing restaurant in Weston, Florida. The limited partnership plans to raise funds to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The funds will not be raised, nor will renovations begin until the sublessor has resolved several zoning and related matters and it is currently impossible to determine when the renovations will begin. Until limited partnership units are sold, the Company will own 100% of the limited partnership which has been consolidated for financial reporting purposes. The restaurant is included in the table of units.

(4) During the fourth quarter of fiscal year 2000, the Company entered into a lease agreement for the operation of a package liquor store in Hialeah, Florida. This package liquor store opened for business during the first quarter of fiscal year 2002.

(5) During the fourth quarter of fiscal year 2001, the Company entered into a ground lease for an out parcel in Hollywood, Florida. The Company plans to construct a building on the out parcel, one-half (1/2) of which will be used by the Company for the operation of a package liquor store and the other one-half (1/2) will be subleased by the Company as retail space. The Company plans to file its building plans during the third quarter of fiscal year 2002 and expects the building to be complete and the package store open for business during the first quarter of fiscal year 2003. This unit is not included in the table of units.

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

(7) Since the fourth quarter of 1999, the Company has managed the restaurant for a franchisee. The franchised restaurant is included in the table of units as a restaurant operated by the Company and the franchise is also included as a unit franchised by the Company and in which the Company has an interest.


Liquidity and Capital Resources
-------------------------------

    Cash Flows
    ----------

     The following table is a summary of the Company's cash flows for the first twenty six weeks of fiscal years 2002 and 2001.

                                        Twenty Six Weeks Ended
                                         Mar. 30,    Mar. 31,
                                           2002       2001
                                           ---------------
                                           (In Thousands)
Net cash provided by                     $   775    1,095
 operating activities
Net cash used in
 investing activities                       (393)    (107)
Net cash used in
 financing activities                       (511)    (456)
                                         -------  -------

Net Increase (Decrease) in Cash
and Cash Equivalents                        (129)     532

Cash and Cash Equivalents, Beginning       1,396      739
                                         -------  -------

Cash and Cash Equivalents, Ending        $ 1,267  $ 1,271
                                         =======  =======

     On December 13, 2001, the Company declared a cash dividend of 25 cents per share payable on January 17, 2002 to shareholders of record on December 30, 2001.

     On February 14, 2001, the Company declared a cash dividend of 12 cents per share payable on March 17,2001 to shareholders of record on March 1, 2001.

Capital Expenditures
--------------------

     The Company had additions to fixed assets of $393,000 during the twenty six weeks ended March 30, 2002 as compared to $551,000 for the twenty six weeks ended March 31, 2001 and $1,091,000 for the fiscal year ended September 29, 2001.

   All of the Company's units require periodic refurbishing in order to remain competitive. During fiscal year 1992, as cash flow improved, the Company embarked on a refurbishing program which continues through fiscal year 2002. The budget for fiscal year 2002 is $650,000 and includes the estimated cost to correct ADA violations.


Working Capital

     The table below summarizes the current assets, current liabilities, and working capital for the fiscal quarters ended March 30, 2002, March 31, 2001 and the fiscal year ended September 29, 2001.

                                   Mar. 30,  Mar. 31,   Sep. 29,
    Item                             2002      2001       2001
    ----                             ----      ----       ----
                                          (In Thousands)

    Current Assets                 $ 4,681   $ 4,153    $ 4,514
    Current Liabilities              2,136     2,274      2,074
    Working Capital                  2,545     1,879      2,440


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


     The $953,000 due from franchisees represents funds advanced to the franchises for capital expenditures to the franchised units. The Company expects these funds will be repaid to the Company prior to the end of fiscal year 2002


    Legal Matters
    -------------

     See "Litigation" on page 13 of this report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001 for a discussion of other legal proceedings resolved in prior years.

Results of Operation
--------------------

                                      Thirteen Weeks Ended
                                  Mar. 30,            Mar. 31,
                                    2002                2001
                               Amount  Percent     Amount  Percent
                               ---------------     ---------------
                                         (In Thousands)

Restaurant food sales         $ 3,615   51.09       $ 3,279  51.15
Restaurant bar sales              881   12.45           780  12.17
Package goods sales             2,580   36.46         2,351  36.68
                              -------   -----       -------  -----

Total sales                     7,076  100.00         6,410 100.00

Franchise related revenues        332                   320
Owners fee                         77                    95
Joint venture income              248                   165
Other operating income             67                   119
                              -------               -------

Total Revenue                 $ 7,800               $ 7,109
                              =======               =======


                                  Twenty Six Weeks Ended
                                  Mar. 30,            Mar. 31,
                                    2002                2001
                               Amount  Percent     Amount  Percent
                               ---------------     ---------------
                                        (In Thousands)

Restaurant food sales         $ 6,864   50.51       $ 6,122  48.84
Restaurant bar sales            1,711   12.59         1,488  11.87
Package goods sales             5,015   36.90         4,924  39.29
                              -------   -----       -------  -----

Total sales                    13,590  100.00        12,534 100.00

Franchise related revenues        655                   604
Owners fee                        145                   158
Joint venture income              398                   320
Other operating income            154                   148
                              -------               -------

Total Revenue                  14,942                13,764
                               ======                ======


     Restaurant food sales represented 51.09% and 50.51% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2002, respectively as compared to 51.15% and 48.84% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2001, respectively. The weekly average of same store restaurant food sales were $240,839 and $235,357 for the twenty six weeks ended March 30, 2002 and March 31, 2001, respectively, an increase of 2.3% The weekly average of same store restaurant food sales were $254,785 and $252,105 for the thirteen weeks ended March 30, 2002 and March 31, 2001, respectively, an increase of 1.1%.

     Restaurant bar sales represented 12.45% and 12.59% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2002, as compared to 12.17% and 11.87% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2001. The weekly average of same store restaurant bar sales were $54,728 and $57,239 for the twenty six weeks ended March 30, 2002 and March 31, 2001 respectively, a decrease of 4.4%. The weekly average of same store restaurant bar sales were $56,619 and $59,985 for the thirteen weeks ended March 30, 2002 and March 31, 2001 respectively, a decrease of 5.6%.

     Package goods sales represented 36.46% and 36.90% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2002, respectively, as compared with 36.68% and 39.29% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2001, respectively. The weekly average of same store package good sales were $192,057 and $180,888 for the twenty six weeks ended March 30, 2002 and March 31, 2001 respectively, an increase of 6.2%. The weekly average of same store package good sales were $188,602 and $181,873 for the thirteen weeks ended March 20, 2002 and March 30, 2001 respectively, an increase of 3.7%.

     The gross profit margin for restaurant sales was 66.2% and 62.7% for the thirteen weeks ended March 30, 2002 and March 31, 2001, respectively. The gross profit margin for restaurant sales was 66.0% and 63.0% for the twenty six weeks ended March 30, 2002 and March 31, 2001, respectively. The increase in the gross profit margin is attributed to the consolidation of the restaurant and bar sales of the Weston, Florida location during the thirteen and twenty six weeks of fiscal year 2002, which operates at a higher gross profit margin than the other Company restaurants and a decrease in the cost of the Company's signature item, ribs.

     The gross profit margin for package goods stores was 27.0% and 26.9% for the thirteen weeks ended March 30, 2002 and March 31, 2001, respectively. The gross profit margin for package good sales was 26.9% for both the twenty six weeks ended March 30, 2002 and March 31, 2001, respectively.


     Franchise related revenues were $332,000 and $320,000 for the thirteen weeks ended March 30, 2002 and March 31, 2001 respectively, an increase of 3.8%. Franchise related revenues were $655,000 and $604,000 for the twenty six weeks ended March 30, 2002 and March 31, 2001 respectively, an increase of 8.4%. The increase is attributed to the Company's latest joint venture which opened for business during the first month of fiscal year 2002

     The owners fee was $77,000 and $95,000 for the thirteen weeks ended March 30, 2002 and March 31, 2001 respectively, a decrease of 19.0%. The owners fee was $145,000 and $158,000 for the twenty six weeks ended March 30, 2002 and March 31, 2001 respectively, a decrease of 8.2%.

     Joint venture income was $248,000 and $165,000 for the thirteen weeks ended March 30, 2002 and March 31, 2001 respectively, an increase of 50.3%. Joint venture income was $398,000 and $320,000 for the twenty six weeks ended March 30, 2002 and March 31, 2001 respectively, an increase of 24.4%. The increase is attributed to the Company's latest joint venture which opened for business during the first month of fiscal year 2002 and increased profitability of the other joint ventures.


Operating Costs and Expenses
----------------------------

     Operating costs and expenses were $6,996,000 and $6,322,000 for the thirteen weeks ended March 30, 2000 and March 31, 2001 respectively, an increase of 10.7%. Operating costs and expenses were $13,565,000 and $12,334,000 for the twenty six weeks ended March 30, 2002 and March 31, 2001, an increase of 10.0%

     Payroll and related costs, which includes workers compensation insurance and health insurance were $2,068,000 and $1,690,000 for the thirteen weeks ended March 30, 2002 and March 31, 2001 respectively, an increase of 22.4%. Payroll and related costs which includes workmens compensation insurance and health insurance were $3,957,000 and $3,441,000 for the twenty six weeks ended March 30, 2002 and March 31, 2001 respectively, an increase of 15.0%. The increase is attributed to higher insurance costs and an expanded training program.


     Occupancy costs which include rent, common area maintenance, repairs and taxes were $243,000 and $258,000 for the thirteen weeks ended March 30, 2002 and March 31, 2001 respectively, a decrease of 5.82%. Occupancy costs which include rent, common area maintenance, repairs and taxes were $573,000 and $489,000 for the twenty six weeks ended March 30, 2002 and March 31, 2001, respectively, an increase of 17.2%. The increase in the twenty six weeks ended March 30, 2002 is attributed to a one time rent charge during the thirteen weeks ended December 30, 2001, as well as the consolidation of the Weston location. The decrease in the thirteen weeks ended March 30, 2002 is the result of the Company's ownership of the corporate office building as opposed to leasing of the corporate offices during the thirteen weeks ended March 31, 2001.

     Selling, general and administrative expenses were $1,283,000 and $1,188,000 for the thirteen weeks ended March 30, 2002 and March 31, 2001 respectively, an increase of 8.0%. Selling, general and administrative expenses were $2,472,000 and $1,992,000 for the twenty six weeks ended March 31, 2002 and March 31, 2001 respectively, an increase of 24.1%. The increase in selling, general and administrative expenses is attributed to a substantial increase in promotion and advertising expenses including the Company's television advertising.

Trends
------

     During the next twelve months management expects same store sales to remain stable with an increase in gross profit. However, due to the closing of one joint venture on March 30, 2002, joint venture income will decline. Management also projects moderate increases in operating expenses.


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

                                     FLANIGAN'S ENTERPRISES, INC.

                                     /s/ Joseph G. Flanigan
                                     -------------------------------------------
                                     JOSEPH G. FLANIGAN, Chief Executive Officer

Date 5/13/02

                                     /s/ Edward A. Doxey
                                     -------------------------------------------
                                     EDWARD A. DOXEY, Chief Financial Officer

Date 5/13/02


