Form 10-Q
period 2002-06-29
FLANIGANS ENTERPRISES INC
filed 2002-08-13
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 29, 2002
                                            -------------
                              or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE OF 1934


         For the transition period from _____________ to _____________


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

Indicate the number of shares outstanding of each of the issuers classes of Common Stock as of the latest practicable date 1,959,073 as of June 29, 2002.


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                  JUNE 29, 2002


PART I.  FINANCIAL INFORMATION
         ---------------------

      1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

         Consolidated Summary of Earnings -- For the Thirteen Weeks and Thirty Nine Weeks ended June 29, 2002 and June 30,
         2001.

         Consolidated Balance Sheets -- As of June 29, 2002 and
         September 29, 2001.

         Consolidated Statements of Cash Flows for the Thirty Nine Weeks ended June 29, 2002 and June 30, 2001.

         Notes to Consolidated Financial Statements


      2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION AND SIGNATURES
         ---------------------------------


         6. Exhibits and Reports on Form 8-K
            (a) Exhibits
            (b) Reports on Form 8-K


                          FLANIGAN'S ENTERPRISES, INC.
                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                     (In Thousands Except Per Share Amounts)



                               Thirteen Weeks     Thirty Nine Weeks
                                   Ended                Ended

                              Jun. 29   Jun. 30   Jun. 29  Jun. 30
                                2002      2001      2002     2001
                                ----      ----      ----     ----


REVENUES:
Restaurant food sales       $  3,322    $ 3,120 $ 10,186   $ 9,242
Restaurant bar sales             830        723    2,541     2,211
Package good sales             2,109      2,069    7,124     6,993
Franchise related revenues       297        243      952       847
Owners fee                        54         50      199       208
Joint venture income              82        141      480       461
Other operating income            73        110      227       258
                               -----      -----   ------    ------
                               6,767      6,456   21,709    20,220
                               -----      -----   ------    ------


COSTS AND EXPENSES:
 Cost of merchandise sold
  restaurant and bar           1,406      1,467    4,325     4,279
 Cost of merchandise sold
  package goods                1,515      1,503    5,159     5,103
 Payroll and related costs     2,359      1,924    6,316     5,365
 Occupancy costs                 230        294      803       783
 Selling, general and
  administrative expenses      1,119        949    3,591     2,941
                               -----      -----   ------    ------
                               6,629      6,137   20,194    18,471
                               -----      -----   ------    ------
   Income from operations        138        319    1,515     1,749
                               -----      -----   ------    ------

OTHER INCOME (EXPENSE):
 Interest expense on obligations
  under capital leases             -        (11)       -       (34)
 Interest expense on long term
  debt and damages payable       (34)       (30)    (108)     (103)
 Abandoned fixed assets            -          -       -        (60)
 Interest income                  11          9       35         33
 Recognition of deferred gains     1          1        3          3
 Other, net                     232          -      276        (2)
                              -----      -----   ------    ------
                                210         (31)    206      (163)
                              -----      -----   ------    ------
   Income before income taxes    348        288    1,721     1,586


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                   ------------------------------------------
                     (In Thousands Except Per Share Amounts)
                     ---------------------------------------

                                   (Continued)

                               Thirteen Weeks     Thirty Nine Weeks
                                   Ended                Ended

                              Jun. 29   Jun. 30   Jun. 29  Jun. 30
                                2002      2001      2002     2001
                                ----      ----      ----     ----



PROVISION FOR INCOME TAXES    $    60   $   66   $   362   $  344
                              -------   ------   -------   ------

   Net Income                 $   288   $  222   $ 1,359  $ 1,242
                                =====    =====     =====    =====






                            For The Thirteen Weeks Ended
                          Jun. 29, 2002          Jun. 30, 2001
              Numerator Denominator  EPS  Numerator Denominator EPS
              -----------------------------------------------------

Basic EPS       288,000  1,972,843 $.15  222,000   1,922,478  $ .12

Effective/dilutive
Stock Options               40,277                      16,989
             -------------------------------------------------------------------
   Diluted EPS  288,000  2,013,120 $.14  222,000  1,939,467   $ .11
--------------------------------------------------------------------------------


                            For The Thirty Nine Weeks Ended
                          Jun. 29, 2002            Jun. 30, 2001
               Numerator Denominator EPS  Numerator Denominator EPS

Basic EPS      1,359,000  1,964,194 $.69  1,242,000  1,896,097 $.66
Effective/dilutive
Stock Options                29,671                        8,238
             -------------------------------------------------------------------
Diluted EPS   1,359,000   1,993,865 $.68  1,242,000  1,904,335 $.65
             -------------------------------------------------------------------


The accompanying notes to consolidated financial statements are an integral part of these statements.


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                JUNE 29, 2002 (UNAUDITED) and SEPTEMBER 29, 2001
                ------------------------------------------------
                                 (In Thousands)


                                     ASSETS
                                     ------



                                          JUNE 29    SEPTEMBER 29
                                            2002        2001
                                            ----        ----

 Cash and cash equivalents               $     705     $  1,396
 Notes and mortgages receivable,
  current maturities, net                       83          120
 Due from franchisees                        1,249          683
 Other receivables                              68          311
 Inventories                                 1,736        1,337
 Prepaid expenses                              331          349
 Deferred tax asset                            318          318
                                           -------      -------

     Total Current Assets                    4,490        4,514
                                           -------      -------


Property and Equipment                       5,830        5,650
                                           -------      -------


Investments in Joint Ventures                2,084        1,684
                                           -------       ------


Other Assets:
 Liquor licenses, net                          334          266
 Notes and mortgages receivable, net           171           71
 Deferred tax asset                            338          338
 Other                                          64          234
                                          --------        -----

     Total Other Assets                        907          909
                                          --------        -----

     Total Assets                         $ 13,311     $ 12,757
                                          ========       ======





                  FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES
                  ---------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                JUNE 29, 2002 (UNAUDITED) AND SEPTEMBER 29, 2001
                ------------------------------------------------

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------
                                 (In Thousands)


                                          JUNE 29     SEPTEMBER 29
                                           2002           2001
                                           ----           ----

Current Liabilities:
 Accounts payable and accrued expenses  $ 1,676        $ 1,564
 Due to franchisees                          48            131
Current portion of long term debt           340            262
 Damages payable on terminated or
  rejected leases                             -            117
                                          ------        -------
     Total Current Liabilities             2,064          2,074
                                          ------        -------


Long Term Debt, Net of Current
  Maturities                               1,395          1,715
                                          ------         ------



Stockholder's Equity:
 Common stock, 5,000,000 shares
  authorized, 4,197,642 shares issued        420            420
 Capital in excess of par value            6,028          6,028
 Retained earnings                         8,723          7,863
 Notes received on sale of common stock     (266)          (291)
 Less: Treasury stock, at cost
  2,341,164 shares at September 29, 2001
  2,310,964 shares at June 29, 2002       (5,053)        (5,052)
                                          -------        ------
     Total Stockholder's Equity            9,852          8,968
                                          -------        ------

     Total Liabilities and
     Stockholder's Equity              $  13,311       $ 12,757
                                         ========       =======


                 See notes to consolidated financial statements.






                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------

        FOR THE THIRTY NINE WEEKS ENDED JUNE 29, 2002 AND JUNE 30, 2001
        ---------------------------------------------------------------
                                 (In Thousands)


                                        JUNE 29       JUNE 30
                                         2002          2001
                                         ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                           $ 1,359         $ 1,242
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization of
     property, equipment and capital
     leases                                548             513
  Amortization of liquor licenses            3               4
  Recognition of deferred gains and
     other deferred income                  (3)             (3)
  Joint venture income                    (480)           (461)
  Loss on abandoned property & equipment     3              60
  Deferred income tax benefit                -             (62)
  Gain on sale of liquor license            (8)             -


  Changes in assets and liabilities:
    (Increase) decrease in:
       Notes receivable                     36              (2)
       Inventories                        (399)           (117)
       Prepaid expenses                     18             (61)
       Due from franchises                (648)           (202)
       Other receivables                   243               5
       Other assets                        170              77
    Increase (decrease) in:
       Accounts payable and accrued
         expenses                          112             (40)
                                         -----           -----
        Net cash provided by (used in)
        operating activities               954             953
                                         -----           -----



                                   (continued)



                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------

        FOR THE THIRTY NINE WEEKS ENDED JUNE 29, 2002 AND JUNE 30, 2001
        ---------------------------------------------------------------
                                 (In Thousands)


                                           JUNE 29       JUNE 30
                                             2002          2001
                                             ----          ----

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on notes and mortgages
   receivable                                  50           76
  Distributions from joint ventures           282          665
  Additions to property and equipment        (728)        (954)
  Receipt of security for long term lease       -          200
  Additions to notes and mortgages
   receivable                                (150)        (253)
  Additional investment in joint ventures    (202)          -
  Sale of liquor license                       45           -
  Acquisition of liquor licenses             (108)          -
                                            -----         -----

         Net cash (used in) investing
         activities                          (811)        (266)
                                            -----         -----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long term debt                 (242)        (241)
  Payments of obligations under capital
   leases                                     -            (52)
  Payment on damages payable on
   terminated or rejected leases             (117)        (216)
  Payment of cash dividend                   (499)        (231)
  Payment of notes receivable on sale
   of common stock                             25           10
  Exercise of stock option                    235          146
  Purchase of treasury stock                 (236)          18

                                            -----         -----
         Net cash (used in) financing
         activities                          (834)        (566)
                                            -----         -----

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                  (691)         121

CASH AND EQUIVALENTS, BEGINNING OF PERIOD   1,396          739
                                            -----         -----

CASH AND EQUIVALENTS, END OF PERIOD      $    705      $   860
                                           ======        =====


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                  JUNE 29, 2002
                                  -------------

     (1) PETITION IN BANKRUPTCY:
         ----------------------
     On November 5, 1985, Flanigan's Enterprises, Inc. (Flanigan's), not including any of its subsidiaries, filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. In fiscal 1986, Flanigan's recorded damages of $4,278,000 in claims for losses as a result of rejected leases. Because the damage payments were to be made over nine years, the total amount due was discounted at a rate of 9.25%, Flanigan's then effective borrowing rate. During fiscal years 1991 and 1992, Flanigan's renegotiated the payment of this obligation to extend into fiscal 2002 which effectively reduced the discount rate to 3.71%. Certain other bankruptcy related liabilities including excise and property taxes, settlements and past rents, were fixed as to amount and have been paid in full pursuant to the terms of Flanigan's Plan of Reorganization, as amended and modified (Plan). On May 5, 1987 the Plan was confirmed by the Bankruptcy Court and on December 28, 1987, Flanigan's was officially discharged from bankruptcy. During the third quarter of fiscal year 2002, the remaining liabilities under the Plan were paid in full during the third quarter of fiscal year 2002.


(2)  BASIS OF PRESENTATION:
     ---------------------
     The financial information for the periods ended June 29, 2002, and June 30, 2001 are unaudited. Financial information as of September 29, 2001 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10- KSB for the year ended September 29, 2001. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

(3) EARNINGS PER SHARE:
----------------------
     Statements of Financial Accounting Standards ("SFAS") No. 128, Earnings per share establishes standards for computing and presenting earnings per share ("EPS"). This statement requires the presentation of basic and diluted EPS.


     The data on Page 4 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potential dilutive common stock.


(3)  RECLASSIFICATION:
     -----------------

     Certain  amounts  in  the  fiscal  2001  financial   statements  have  been
reclassified to conform to the fiscal 2002 presentation.


(4) FRANCHISE PROGRAM:
    -----------------

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



(5) INVESTMENT IN JOINT VENTURES:
    ----------------------------
    Miami, Florida

     The Company operated a restaurant in Miami, Florida under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a limited partnership agreement through the end of the second quarter of fiscal year 2002. The Company acts as the general partner and owns a fifty percent limited partnership interest. The State of Florida, Department of Transportation, ("DOT") exercised its right of eminent domain to "take" the hotel property upon which this restaurant was located and the restaurant was closed as of the end of business on March 30, 2002. The Company, as general partner of the limited partnership, pursued a claim for the "taking" of the restaurant, including its furniture, fixtures and equipment, against the DOT. and an apportionment claim against the owner of the hotel property. The limited partnership received the sum of $700,000 from the owner of the hotel property as compensation for its possessory rights to the restaurant premises and its share of the compensation paid by the DOT for its furniture, fixtures and equipment pursuant to a Stipulated Final Judgment between the DOT and the owner of the hotel property, ("Stipulated Final Judgment"). The settlement resulted in $230,000 of income to the Company during the third quarter of fiscal year 2002, which is included in "Other income, net" on page 3 of this report. The limited partnership has reserved its right to seek additional compensation from the DOT for (1) its claim for the value of its furniture, fixtures and equipment located in the restaurant which were not paid for in the Stipulated Final Judgement; (2) its claim for the value of its furniture, fixtures and equipment above and beyond the value paid by the DOT in the Stipulated Final Judgment; and (3) any other rights reserved to the limited partnership in the Stipulated Final Judgment, which additional compensation will belong solely to the Company. The amount of compensation, if any, cannot be estimated as of this date.

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

    Weston, Florida

     During the fourth quarter of fiscal year 2001, a limited partnership was formed, with the Company as general partner, which limited partnership entered into a sublease agreement to own and operate an existing restaurant in Weston, Florida. The Company, as general partner, has been operating the restaurant under its existing servicemark. The limited partnership plans to raise funds to renovate the business premises for operation under the "Flanigan's Seafood Bar & Grill" servicemark . The Company will continue to act as general partner and may also own up to forty percent of the limited partnership. Other related partners, including but not limited to officers and directors of the Company and their families, may also be limited partners. The limited partnership agreement gives the partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of its gross sales from the operation of the restaurant while the Company acts as general partner only. The raising of funds by the limited partnership and the renovations to the business premises will not begin until the sublessor resolves various zoning and related matters. Exactly how long it will take for the sublessor to resolve the zoning and related matters is unknown.

In the interim, the Company operated the restaurant under its existing servicemark, as a wholly-owned subsidiary. Subsequent to the end of the third quarter of fiscal year 2002, the restaurant was closed pending the resolution of the zoning matters and the renovation of the business premises.

(6) INCOME TAXES:
    ------------
     Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards and tax credits to the extent that realization of said tax benefits is more likely than not. The deferred tax asset was $656,000 as of June 29, 2002 and $656,000 as of September 29, 2001.

(7) COMMITMENTS AND CONTINGENCIES:
    -----------------------------
    Guarantees
    ---------

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

     During fiscal year 2000, the Company was served with several complaints alleging violations of the American with Disabilities Act ("ADA"), at all of its locations. The lawsuits included the restaurants owned by limited partnerships and franchises. The sudden influx of lawsuits alleging ADA violations was due to the fact that it was anticipated at the time that the ADA was going to be amended to include a provision requiring plaintiffs to provide the potential defendant with 90 days notice of ADA violations prior to filing suit, during which time the violations may be corrected. The amendment has not yet been enacted and as of now, the ADA still has no notice provision and the first time the Company received notice of any ADA violations was when it was served with a copy of the complaint. Of the law suits filed, only a few have been actively pursued. The Company has retained an ADA expert who has inspected locations involved in the active lawsuits, including the limited partnerships and franchises, and provided a report setting forth ADA violations which need to be corrected. It is the Company's intent to correct ADA violations noted by its ADA expert and then vigorously defend the lawsuits arguing that the locations are in compliance. During fiscal year 2001 and the first quarter of fiscal year 2002, the Company, including three (3) of its franchises, settled all active lawsuits alleging ADA violations with the exception of the plaintiff's attorney's fees and costs which was still in dispute in one (1) such case. During the third quarter of fiscal year 2002, the question of the plaintiff's attorney's fees and costs was resolved by the court. The cost to correct the ADA violations is included in the budget for capital improvements during fiscal year 2002.



(8) MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------
    RESULTS OF OPERATIONS:
    ----------------------


     The Company owns and/or operates full service restaurants, package liquor stores and an entertainment oriented club (collectively the "units"). The Company had interests in seven additional units which have been franchised by the Company. The table below sets out the changes, if any, in the type and number of units being operated.


                           Jun. 29   Sep. 29 Jun. 30   Note
                            2002     2001    2001     Numbers
                            ----     ----    ----     -------
Combination package
 and restaurant             4        4         4
Restaurant only             7        7         6  (1)(2)(3)
Package store only          4        3         3  (4)(5)(6)
Clubs                       1        1         1
                          ----     ----      ----
Total Company operated units 16     15        14

Franchised units              7      7         7  (7)



Notes:
-----

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

(2) During the first quarter of fiscal year 2002, the State of Florida, department of Transportation, ("DOT"), exercised its right of eminent domain to "take" title to the hotel property upon which a restaurant operated by the Company as general partner of a limited partnership was located. The restaurant closed at the end of business on March 30, 3003 and is not included in the table of units.

(3) During the fourth quarter of fiscal year 2001, a limited partnership was formed with the Company as general partner, which limited partnership entered into a sublease agreement to operate and own an existing restaurant in Weston, Florida. The limited partnership plans to raise funds to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The funds will not be raised, nor will renovations begin until the sublessor has resolved several zoning and related matters and it is currently impossible to determine when the renovations will begin. Until limited partnership units are sold, the Company will own 100% of the limited partnership which has been consolidated for financial reporting purposes. Subsequent to the end of the third quarter of fiscal year 2002, the restaurant was closed pending the resolution of the zoning matters and renovations to the business premises. The restaurant is included in the table of units.

(4) During the fourth quarter of fiscal year 2000, the Company entered into a lease agreement for the operation of a package liquor store in Hialeah, Florida. This package liquor store opened for business during the first quarter of fiscal year 2002.

(5) During the fourth quarter of fiscal year 2001, the Company entered into a ground lease for an out parcel in Hollywood, Florida. The Company plans to construct a building on the out parcel, one-half (1/2) of which will be used by the Company for the operation of a package liquor store and the other one-half (1/2) will be subleased by the Company as retail space. The Company plans to file its building plans during the fourth quarter of fiscal year 2002 and expects the building to be complete and the package store open for business during the third quarter of fiscal year 2003. This unit is not included in the table of units.

(6) During the second quarter of fiscal year 2001, the Company completed renovations to its new corporate offices and relocated to the same. The new corporate offices consist of a two (2) story building, with space set aside on the ground floor for a package liquor store. The Company filed the application for its building permits during the third quarter of fiscal year 2002 and expects the package liquor store to be open for business during fiscal year 2003. The package liquor store is not included in the table of units.

(7) Since the fourth quarter of 1999, the Company has managed the restaurant for a franchisee. The franchised restaurant is included in the table of units as a restaurant operated by the Company and the franchise is also included as a unit franchised by the Company and in which the Company has an interest.


Liquidity and Capital Resources
-------------------------------

    Cash Flows
    ----------

     The following table is a summary of the Company's cash flows for the first thirty nine weeks of fiscal years 2002 and 2001.

                                       Thirty Nine Weeks Ended
                                         Jun. 29,    Jun. 30,
                                           2002       2001
                                       -----------------------
                                           (In Thousands)
Net cash provided by                     $   954      953

 operating activities
Net cash used in
 investing activities                       (811)    (266)
Net cash used in
 financing activities                       (834)    (566)
                                         -------     -----
Net Increase (Decrease) in Cash
and Cash Equivalents                        (691)     121

Cash and Cash Equivalents, Beginning       1,396      739
                                         -------     -----
Cash and Cash Equivalents, Ending        $   705  $   860
                                         =======     =====

     On December 13, 2001, the Company declared a cash dividend of 25 cents per share payable on January 17, 2002 to shareholders of record on December 30, 2001.

     On February 14, 2001, the Company declared a cash dividend of 12 cents per share payable on March 17, 2001 to shareholders of record on March 1, 2001.

     On April 30 2002, the Company purchased 36,000 shares of the Company's common stock from the Company's Chief Executive Officer at $6.60 per share which was the fair market price as of that date.


Capital Expenditures
--------------------

     The Company had additions to fixed assets of $728,000 during the thirty nine weeks ended June 29, 2002 as compared to $954,000 for the thirty nine weeks ended June 30, 2001 and $1,091,000 for the fiscal year ended September 29, 2001.

     All of the Company's units require periodic refurbishing in order to remain competitive. During fiscal year 1992, as cash flow improved, the Company embarked on a refurbishing program which continues through fiscal year 2002. The budget for fiscal year 2002 is $950,000 and includes the estimated cost to correct ADA violations.

Working Capital
---------------

     The table below summarizes the current assets, current liabilities, and working capital for the fiscal quarters ended June 29, 2002, June 30, 2001 and the fiscal year ended September 29, 2001.

                                    Jun. 29,  Jun. 30,   Sep. 29,
    Item                             2002      2001       2001
    ----                             ----      ----       ----
                                           (In Thousands)

    Current Assets                 $ 4,490   $ 3,979    $ 4,514
    Current Liabilities              2,064     2,022      2,074
    Working Capital                  2,426     1,957      2,440


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

     During the third quarter of fiscal year 2002, the Company decided to transfer its primary bank accounts from Bank of America. d/b/a Nations Bank, to Bank Atlantic. As a result of the transfer of its primary bank accounts, the Company had to satisfy the loan from Bank of America from January of fiscal year 2000 which was done subsequent to the end of the third quarter through a loan from

Bank Atlantic.
                                   - Page 18 -

The promissory note, in the principal amount of $456,500 earns interest at prime rate, payable monthly on the outstanding principal balance, with monthly payments of principal, each in the amount of $19,020.86 commencing August 3, 2002 and monthly thereafter for 24 months at which time the loan will be paid in full. The promissory note is unsecured and may be prepaid at any time, in whole or part, with any prepayments applying against the payments last due on the promissory note. The loan from Bank of America, d/b/a Nations Bank, from the fourth quarter of fiscal year 2001 does not need to be satisfied due to the transfer of the Company's primary bank accounts to Bank Atlantic.


     The $1,249,000 due from franchisees represents funds advanced to the franchises for capital expenditures to the franchised units. The Company expects these funds will be repaid to the Company prior to the end of fiscal year 2002



    Legal Matters
    -------------

     See "Litigation" on page 13 of this report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-KSB for the fiscal year ended September 29, 2001 for a discussion of other legal proceedings resolved in prior years.



Results of Operation
--------------------

                                    Thirteen Weeks Ended
                                  Jun. 29,            Jun. 30,
                                    2002                2001
                               Amount  Percent     Amount  Percent
                               ---------------     ---------------
                                           (In Thousands)

Restaurant food sales         $ 3,322   53.06       $ 3,120  52.77
Restaurant bar sales              830   13.26           723  12.23
Package goods sales             2,109   33.68         2,069  35.00
                                -----   -----         -----  -----

Total sales                     6,261  100.00         5,912 100.00

Franchise related revenues        297                   243
Owners fee                         54                    50
Joint venture income               82                   141
Other operating income             73                   110
                                -----                 -----

Total Revenue                 $ 6,767               $ 6,456
                                =====                 =====



                                    Thirty Nine Weeks Ended
                                  Jun. 29,            Jun. 30,
                                    2002                2001
                               Amount  Percent     Amount  Percent
                              ----------------     ---------------
                                           (In Thousands)

Restaurant food sales        $ 10,186   51.31       $ 9,242  50.10
Restaurant bar sales            2,541   12.80         2,211  11.99
Package goods sales             7,124   35.89         6,993  37.91
                               ------  ------        ------ ------
Total sales                    19,851  100.00        18,446 100.00


Franchise related revenues        952                   847
Owners fee                        199                   208
Joint venture income              480                   461
Other operating income            227                   258
                               ------                ------
Total Revenue                  21,709                20,220
                               ======                ======

     Restaurant food sales represented 53.06% and 51.31% of total sales in the thirteen weeks and thirty nine weeks of fiscal year 2002, respectively as compared to 52.77% and 50.10% of total sales in the thirteen weeks and thirty nine weeks of fiscal year 2001, respectively. The weekly average of same store restaurant food sales were $239,242 and $236,974 for the thirty nine weeks ended June 29, 2002 and June 30, 2001, respectively, an increase of 1.0%. The weekly average of same store restaurant food sales were $236,022 and $239,999 for the thirteen weeks ended June 29, 2002 and June 30, 2001, respectively, a decrease of 1.7%.

     Restaurant bar sales represented 13.26% and 12.80% of total sales in the thirteen weeks and thirty nine weeks of fiscal year 2002, as compared to 12.23% and 11.99% of total sales in the thirteen weeks and thirty nine weeks of fiscal year 2001. The weekly average of same store restaurant bar sales were $54,315 and $56,680 for the thirty nine weeks ended June 29, 2002 and June 30, 2001 respectively, a decrease of 4.2%. The weekly average of same store restaurant bar sales were $53,481 and $55,562 for the thirteen weeks ended June 29, 2002 and June 30, 2001 respectively, a decrease of 3.8%.

     Package goods sales represented 33.68% and 35.89% of total sales in the thirteen weeks and thirty nine weeks of fiscal year 2002, respectively, as compared with 35.00% and 37.91% of total sales in the thirteen weeks and thirty nine weeks of fiscal year 2001, respectively. The weekly average of same store package good sales were $177,479 and $174,292 for the thirty nine weeks ended June 29, 2002 and June 30, 2001 respectively, an increase of 1.8%. The weekly average of same store package good sales were $154,462 and $159,131 for the thirteen weeks ended June 29, 2002 and June 30, 2001 respectively, a decrease of 2.9%


     - Page 20 - The gross profit margin for restaurant sales was 66.1% and 61.8% for the thirteen weeks ended June 29, 2002 and June 30, 2001, respectively. The gross profit margin for restaurant sales was 66.0% and 63.5% for the thirty nine six weeks ended June 29, 2002 and June 30, 2001, respectively. The increase in the gross profit margin is attributed to the consolidation of the restaurant and bar sales of the Weston, Florida location during the thirteen and thirty nine weeks of fiscal year 2002, which operates at a higher gross profit margin than the other Company restaurants and a decrease in the cost of the Company's signature item, ribs.

     The gross profit margin for package goods stores was 28.2% and 27.4% for the thirteen weeks ended June 29, 2002 and June 30, 2001, respectively. The gross profit margin for package good sales was 27.6% and 27.0%. for the thirty nine weeks ended June 29, 2002 and June 30, 2001, respectively.

     Franchise related revenues were $297,000 and $243,000 for the thirteen weeks ended June 29, 2002 and June 30, 2001 respectively, an increase of 22.2%. Franchise related revenues were $952,000 and $847,000 for the thirty nine weeks ended June 29, 2002 and June 30, 2001 respectively, an increase of 12.4%. The increase is attributed to the Company's latest joint venture which opened for business during the first month of fiscal year 2002

     The owners fee was $54,000 and $50,000 for the thirteen weeks ended June 29, 2002 and June 30, 2001 respectively, an increase of 8.0%. The owners fee was $199,000 and $208,000 for the thirty nine weeks ended June 29, 2002 and June 30, 2001 respectively, a decrease of 4.3%.

     Joint venture income was $82,000 and $141,000 for the thirteen weeks ended June 29, 2002 and June 30, 2001 respectively, a decrease of 72.0%. Joint venture income was $480,000 and $461,000 for the thirty nine weeks ended June 29, 2002 and June 30, 2001 respectively, an increase of 4.1%. The decrease for the thirteen week period is the result of the closing of the joint venture restaurant on March 30, 2002 due to the eminent domain proceedings. The opening of the latest joint venture restaurant during the first quarter of fiscal year 2002 offset any decrease in joint venture income for the thirty nine week period ended June 29, 2002, due to the closing of the joint venture restaurant on March 30, 2002 due to the eminent domain proceedings.


Operating Costs and Expenses
----------------------------

     Operating costs and expenses were $6,629,000 and $6,137,000 for the thirteen weeks ended June 29, 2002 and June 30, 2001 respectively, an increase of 8.0%. Operating costs and expenses were $20,194,000 and $18,471,000 for the thirty nine weeks ended June 29, 2002 and June 30, 2001, respectively, an increase of 9.3%.


     Payroll and related costs, which includes workers compensation insurance and health insurance were $2,359,000 and $1,924,000 for the thirteen weeks ended June 29, 2002 and June 30, 2001 respectively, an increase of 22.6%. Payroll and related costs which includes workers compensation insurance and health insurance were $6,316,000 and $5,365,000 for the thirty nine weeks ended June 29, 2002 and June 30, 2001 respectively, an increase of 17.7%. The increase is attributed to higher workers compensation and health insurance costs and expanded management and employee training programs.

     Occupancy costs which include rent, common area maintenance, repairs and taxes were $230,000 and $294,000 for the thirteen weeks ended June 29, 2002 and June 30, 2001 respectively, a decrease of 21.8%. Occupancy costs which include rent, common area maintenance, repairs and taxes were $803,000 and $793,000 for the thirty nine weeks ended June 29, 2002 and June 30, 2001, respectively, an increase of 1.3%. The increase in the thirty nine weeks ended June 29, 2002 is attributed to a one time rent charge during the thirteen weeks ended December 30, 2001, as well as the consolidation of the Weston location. The decrease in the thirteen weeks ended June 29, 2002 is the result of the Company's ownership of the corporate office building as opposed to leasing of the corporate offices during the thirteen weeks ended June 30, 2001.

     Selling, general and administrative expenses were $1,119,000 and $949,000 for the thirteen weeks ended June 29, 2002 and June 30, 2001 respectively, an increase of 17.9%. Selling, general and administrative expenses were $3,591,000 and $2,941,000 for the thirty nine weeks ended June 29, 2002 and June 30, 2001 respectively, an increase of 22.1 %. The increase in selling, general and administrative expenses is attributed to the expenses incurred at the Weston location and higher casualty and general liability insurance costs subsequent to the events of September 11, 2001.

Trends
------

     During the next twelve months management expects same store sales to remain stable with an increase in gross profit. However, due to the closing of one joint venture on March 30, 2002, joint venture income will decline. Management also projects moderate increases in operating expenses, and for operating expenses associated with the renovation of the Weston location which are no longer capitalized.


PART II, OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a. Exhibits

    99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


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


                      FLANIGAN'S ENTERPRISES, INC.

                      /s/ Joseph G.Flanigan
                      ----------------------------------------------------------
                      JOSEPH G. FLANIGAN, Chief Executive Officer

Date 8/13/02
----------------
                      /s/ Edward A. Doxey
                      ----------------------------------------------------------
                      EDWARD A. DOXEY, Chief Financial Officer

Date 8/13/02
----------------

