Form 10-K
period 2002-09-30
FLANIGANS ENTERPRISES INC
filed 2002-12-27
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10K

(X) ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
    ACT OF 1934

                   For the fiscal year ended September 28,2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES
    EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________


                          Commission File Number I-6836

                          Flanigan's Enterprises, Inc.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                               59-0877638
-------------------------------               -------------------
(State of other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


   5059 N.E. 18th Avenue,   Fort Lauderdale, FL                    33334
--------------------------------------------------               ---------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $5,419,000 as of December 20, 2002.

There were 1,926,470 shares of the Registrant's Common Stock ($0.10) Par Value outstanding as of September 28, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the Registrant's 2003 definitive proxy material has been incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K.

                        Exhibit Index Begins on Page 35

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

General

     Flanigan's Enterprises, Inc., (the "Company") owns and/or operates restaurants with lounges, package liquor stores and an entertainment oriented club (collectively the "units"). At September 28, 2002, the Company operated 16 units, and had interests in seven additional units which have been franchised by the Company. The table below sets out the changes in the type and number of units being operated.

                         FISCAL  FISCAL  FISCAL
                         YEAR    YEAR    YEAR     NOTE
                         2002    2001    2000     NUMBER
TYPES OF UNITS
-------------------------------------------------------------------
Combination package
 and restaurant           4       4       4
Restaurant only           7       7       6     (1)(2)(3)(4)
Package store only        4       3       4     (5)(6)(7)(8)
Clubs                     1       1       1
-------------------------------------------------------------------
TOTAL - Company
 operated units          16      15      15

FRANCHISED - units        7       7       7     (9)

Notes:

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

         (2) During the third quarter of fiscal year 2001, the Company formed a limited partnership and raised funds through a private offering to purchase the assets of a restaurant in West Miami, Florida and renovate the same for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company acts as general partner and has a twenty five percent ownership of the partnership. The restaurant opened for business on October 11, 2001.

         (3) During fiscal year 2000, the Company received official notification from the State of Transportation, Department of Transportation, ("DOT"), that the DOT was exercising its right of eminent domain to "take" the hotel property upon which a restaurant, operated by the Company as general partner of a limited partnership, was located. The restaurant was closed at the end of business on March 30, 2002 and is not included in the table of units.

         (4) During the fourth quarter of fiscal year 2001, a limited partnership was formed with the Company as general partner, which limited partnership entered into a sublease agreement to own and operate an existing restaurant in Weston, Florida. During the fourth quarter of fiscal year 2002, the sublessor resolved the zoning and related matters and the limited partnership began raising funds to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. With the sale of limited partnership units during the fourth quarter of fiscal year 2002, the Company no longer consolidates the limited partnership for financial reporting purposes. The Company continues to act as the general partner and has a 28 percent ownership interest in the limited partnership. The restaurant, which had operated under its existing servicemark, was closed on July 13, 2002 and building permits were issued to the limited partnership at the start of fiscal year 2003. The Company anticipates the restaurant will be open for business by December 31, 2002. The restaurant is included in the table of units.

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

         (7) During the fourth quarter of fiscal year 2001, the Company entered into a ground lease for an out parcel in Hollywood, Florida. The Company plans to construct a building on the out parcel, one-half (1/2) of which will be used by the Company for the operation of a package liquor store and the other one-half (1/2) will be subleased by the Company as retail space. The Company filed its building plans during the fourth quarter of fiscal year 2002 and expects the building to be complete and the package store open for business by the end of fiscal year 2003. This unit is not included in the table of units.

         (8) During the second quarter of fiscal year 2001, the Company completed renovations to its new corporate offices and relocated to the same. The new corporate offices consist of a two (2) story building, with space set aside on the ground floor for a package liquor store. The Company filed the application for its building permits during the third quarter of fiscal year 2002 and expects the package liquor store to be open for business during fiscal year 2003. The package liquor is not included in the table of units.

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

         The income derived and expenses incurred by the Company relating to the aforementioned subsidiaries are consolidated for accounting purposes with the income and expenses of the Company in the consolidated financial statements in this Form 10-K.

         The Company's executive offices, which are owned by the Company, are located in a two story building at 5059 N.E. 18th Avenue, Fort Lauderdale, Florida 33334 and its telephone number at such address is (954) 377-1961.

Corporate Reorganization
------------------------

         As noted in Note 7 to the consolidated financial statements, on November 4, 1985, the Company, not including any of its subsidiaries, filed a Voluntary Petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. The primary purposes of the petition were (1) to reject leases which were significantly above market rates and (2) to reject leases on closed units which had been repossessed by, or returned to the Company. On May 5, 1987, the Company's Plan of Reorganization as amended and modified was confirmed by the Bankruptcy Court. On December 28, 1987 the Company was officially discharged from bankruptcy. During the third quarter of fiscal year 2002, the remaining liabilities under the Plan were paid in full. See Note 7 to the consolidated financial statements for a discussion of the bankruptcy proceedings to date and
Item 7 for a discussion of the effect of the bankruptcy proceedings herein.

Financial Information Concerning Industry Segments
--------------------------------------------------

         The Company's business is carried out principally in two segments: the restaurant segment and the package liquor store segment.

         Financial information broken into these two principal industry segments for the three fiscal years ended September 28, 2002, September 29, 2001 and September 30, 2000 is set forth in the consolidated financial statements which are attached hereto, and is incorporated herein by reference.

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

Franchised Package Liquor Stores and Restaurants
------------------------------------------------

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

         As of the end of fiscal year 2002, seven units were franchised. Five of these units are franchised to members of the family of the Chairman of the Board and Officers or Directors. The Company had limited response to its franchise offering and suspended its franchise plan at the end of fiscal year 1986.

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

Investment in Joint Ventures

         The Company operated a restaurant in Miami, Florida under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a limited partnership agreement through the end of the second quarter of fiscal year 2002. The Company acts as the general partner and owns a fifty percent limited partnership interest. The State of Florida, Department of Transportation, ("DOT"), exercised its right of eminent domain to "take" the hotel property upon which this restaurant was located and the restaurant closed as the end of business on March 30,2002. The Company, as general partner of the limited partnership, pursued a claim for the "taking" of the restaurant, including its furniture, fixtures and equipment, against the DOT and an apportionment claim against the owner of the hotel property as compensation for its possessory rights to the restaurant premises and its share of compensation paid by the DOT for its furniture, fixtures and equipment pursuant to a Stipulated Final Judgment between the DOT and the owner of the hotel property, ("Stipulated Final Judgment"). The settlement resulted in approximately $230,000 of income to the Company during the fiscal year ended September 28, 2002, which is included in "Other Income (Expense) on Page F-3 of this report. The limited partnership has reserved its right to seek additional compensation from the DOT for (1) its claim for the value of the furniture, fixture and equipment located in the restaurant which were not paid for in the Stipulated Final Judgment; (2) its claim for the value of its furniture, fixtures and equipment above and beyond the value paid by the DOT in the Stipulated Final Judgment; and (3) any other rights reserved to the limited partnership in the Stipulated Final Judgment, which additional compensation will belong solely to the Company. The amount of compensation, if any, cannot be estimated as of this date.

         During the third quarter of fiscal year 1997, a related party formed a limited partnership to own a certain franchise in Fort Lauderdale, Florida, through which it raised the necessary funds to renovate the restaurant for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company is a twenty five percent owner of the limited partnership as are other related parties, including, but not limited to officers and directors of the Company and their families.

         During the fourth quarter of fiscal year 1997, a limited partnership was formed which raised funds through a private offering to purchase the assets of a restaurant in Surfside, Florida and renovate the same for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company acts as general partner of the limited partnership and is also a forty two percent owner of the same, as are other related parties, including, but not limited to officers and directors of the Company and their families. The limited partnership agreement gives the limited partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of the gross sales from the operation of the restaurant, only while the Company acts as general partner. This restaurant opened for business in the second quarter of fiscal year 1998.

         During the third quarter of fiscal year 1998, a limited partnership was formed which raised funds through a private offering to acquire and renovate a restaurant in Kendall, Florida. The Company is general partner of the limited partnership and is also the owner of forty percent of the same, as are other related parties, including but not limited to officers and directors of the Company and their families. The limited partnership agreement gives the partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of the gross sales from the operation of the restaurant, while the Company acts as general partner only. The restaurant opened for business on April 9, 2000.

         During the third quarter of fiscal year 2000, a limited partnership was formed which raised funds through a private offering to purchase an existing restaurant location in West Miami, Florida. The Company is general partner of the limited partnership and is also the owner of twenty five percent of the same as are other related parties, including but not limited to officers and directors of the Company and their families. The limited partnership agreement gives the partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of the gross sales from the operation of the restaurant, while the Company acts as general partner only. The restaurant opened for business on October 11, 2001.

         During the fourth quarter of fiscal year 2001, a limited partnership was formed with the Company as general partner, which limited partnership entered into a sublease agreement to own and operate an existing restaurant in Weston, Florida. During the fourth quarter of fiscal year 2002, the sublessor resolved the zoning and related matters and the limited partnership began raising funds to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. With the sale of limited partnership units during the fourth quarter of fiscal year 2002, the Company no longer consolidates the limited partnership for financial reporting purposes. The Company continues to act as the general partner of the limited partnership and is also the owner of twenty eight percent of the same, as are other related parties, including but not limited to officers and directors of the Company and their families. The limited partnership agreement gives the partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of the gross sales from the operation of the restaurant, while the Company acts as general partner only. The restaurant, which had operated under its existing servicemark, was closed on July 13, 2002 and building permits were issued to the limited partnership at the start of fiscal year 2003. The Company anticipates that the restaurant will be open for business by December 31, 2002.

Clubs
-----

         As of the end of fiscal year 2002, the Company owned one club in Atlanta, Georgia, which was operated by an unaffiliated third party, as discussed below.

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

         In September 2002, the Company changed the accounting method for valuing inventories from first in first out to average cost. See Note 2 in the consolidated financial statements for more details.

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

         The Company is subject in certain states to "dram shop" or "liquor liability" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person. See Item 1, Insurance and Item 3, Legal Proceedings for further discussion. The Company maintains a continuous program of training and surveillance from its corporate headquarters to assure compliance with all applicable liquor laws and regulations. During the fiscal years ended September 30, 2000, September 29, 2001,and September 28, 2002 and through the present time, no significant pending matters have been initiated by the Department of Alcohol, Beverages and Tobacco concerning any of the Company's licenses which might be expected to result in a revocation of a liquor license or other significant actions against the Company.

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

Insurance
---------

         The Company has general liability insurance which incorporates a semi-self-insured plan under which the Company assumes the full risk of the first $50,000 of exposure per occurrence. The

Company's insurance carrier is responsible for $1,000,000 coverage per occurrence above the Company's self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During fiscal year 2000, fiscal year 2001, and again in fiscal year 2002 the Company was able to purchase excess liability insurance at a reasonable premium, whereby the Company's excess insurance carrier is responsible for $4,000,000 coverage above the Company's primary general liability insurance coverage. The Company is self-insured against liability claims in excess of $5,000,000.

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

         An accrual for the Company's accounts payable and accrued expenses include estimated liability claims which is included in the consolidated balance sheets in the caption " Accounts payable and accrued expenses". A significant unfavorable judgment or settlement against the Company in excess of its liability insurance coverage could have a materially adverse effect on the Company.

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

         As previously noted, at September 28, 2002 the Company owned and operated six restaurants, all of which had formerly been lounges and were renovated to provide full food service. These restaurants compete directly with other restaurants serving liquor in the area. The Company's restaurants are competitive due to four factors; product quality, portion size, moderate pricing and a standardization throughout the Company owned restaurants and most of the franchises.

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


Employees
---------

         As of year end, the Company employed 359 employees, of which 248 were full-time and 111 were part-time. Of these, 29 were employed at the corporate offices. Of the remaining employees, 39 were employed in package liquor stores and 291 in restaurants.

         None of the Company's employees are represented by collective bargaining organizations. The Company considers its labor relations to be favorable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                        Positions and Offices                 Office or Position
       Name             Currently Held                 Age        Held Since
       ----             ---------------------          ---    ------------------
Joseph G. Flanigan      Chairman of the Board          73            1959
                        of Directors, Chief
                        Executive Officer

James G. Flanigan       President                      38            2002

William Patton          Vice President                 79            1975
                        Community Relations

Edward A. Doxey         Chief Financial Officer        61            1992
                        and Secretary

Jeffrey D. Kastner      Assistant Secretary            49            1995

August Bucci            Vice President of              58            2002
                        Restaurant Operations

Jean Picard             Vice President of              64            2002
                        Package Store
                        Operations

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

         All of the Company's units require periodic refurbishing in order to remain competitive. The Company has budgeted $410,000 for its refurbishing program for fiscal year 2003. See Item 7, "Liquidity and Capital Resources" for discussion of the amounts spent in fiscal year 2002.

         The following table summarizes the Company's properties as of September 28, 2002 including franchise locations, a club and Company managed locations.


                           Square             License        Lease
Name and Location          Footage   Seats    Owned by       Terms
-----------------          -------   -----    --------       -----

Big Daddy's Liquors #4     2,100      N/A     Company    3/1/02 to 2/28/27
Flanigan's Enterprises                                     and Options to
Inc. (10)                                                  2/28/37
7003 Taft Street
Hollywood, FL

Big Daddy's Liquors #7     1,450      N/A     Company    11/1/00 to 10/31/05
Flanigan's Enterprises                                    and Options to
Inc.                                                      10/31/15
1550 W. 84th Street
Hialeah, FL

Big Daddy's Liquors #8     1,800      N/A     Company    5/1/99 to 4/30/14
Flanigan's Enterprises
Inc.
959 State Road 84
Fort Lauderdale, FL

Flanigan's Seafood Bar     4,300      130     Company    10/1/71 to 12/31/04
and Grill #9                                               and Option to
Flanigan's Enterprises                                     12/31/09
Inc. (1)
1550 W.84th Street
Hialeah, FL

Flanigan's Legends         5,000      150     Franchise  1/4/00 to 1/3/20
Seafood Bar and Grill                                     Option to 1/3/25
#11, 11 Corporation (3)
330 Southern Blvd.
W. Palm Beach, FL

Flanigan's Legends         5,000      180     Franchise  11/15/92 to
Seafood Bar and Grill                                     11/15/12
#12 Galeon Tavern, Inc.    (3)
2401 Tenth Ave. North
Lake Worth, FL

                           Square             License        Lease
Name and Location          Footage   Seats    Owned by       Terms
-----------------          -------   -----    --------       -----

Flanigan's Seafood         3,320       90     Franchise  6/1/79 to 6/1/04
Bar and Grill #14,                                        Option to 6/1/09
Big Daddy's #14, Inc.  (2)(3)(5)(9)
2041 NE Second St.
Deerfield Beach, FL

                                              Franchise/
Piranha Pats II-#15        4,000       90     Joint      3/2/76 to 8/31/06
CIC Investors #15 Ltd.      (3)(5)            Venture     Option to 8/31/11
1479 E. Commercial Blvd.
Ft. Lauderdale, FL

Flanigan's Seafood         4,300      100     Franchise  2/15/72 to 12/31/05
Bar and Grill #18                                         Options to 12/31/20

Twenty Seven Birds                                       Option to purchase
Corp. (2)(3)(5)
2721 Bird Avenue
Miami, FL

Flanigan's Seafood         4,500      160     Company    3/1/72 to 12/31/05
Bar and Grill #19
Flanigan's Enterprises
Inc. (2)(4)
2505 N. University Dr.
Hollywood, FL

Flanigan's Seafood         5,100      140     Company    7/15/68 to 12/31/03
Bar and Grill #20                                         Annual options
Flanigan's Enterprises                                    until the Company
Inc.  (2)                                                 fails to exercise
13205 Biscayne Blvd.                                      Additional Lease
North Miami, FL                                           5/1/69 to 12/31/03
                                                          Annual options
                                                          until the Company
                                                          fails to exercise

Flanigan's Seafood         4,100      200     Company    12/16/68 to
Bar and Grill #22                                        12/31/05
Flanigan's Enterprises                                    Options to 12/31/20
Inc. (2)(4)                                              Option to purchase
2600 W. Davie Blvd.
Ft. Lauderdale, FL

Flanigan's Enterprises     3,000       90     Company    7/1/50 to 6/30/49
Inc. #27 (8)
732-734 NE 125th St.
North Miami, FL

                           Square             License        Lease
Name and Location          Footage   Seats    Owned by       Terms
-----------------          -------   -----    --------       -----

Flanigan's Seafood         4,600      150     Company    9/6/68 to 12/31/05
Bar and Grill #31                                         Options to 12/31/20
Flanigan's Enterprises                                   Option to purchase
Inc. (2)
4 N. Federal Highway
Hallandale, FL

Flanigan's Guppy's         4,620      130     Franchise  11/1/68 to 10/31/03
Seafood Bar and Grill #33                                 New Lease
Guppies, Inc. (2)(3)(5)                                  11/1/03 to 12/31/09
45 S. Federal Highway
Boca Raton, FL

Big Daddy's Liquors        3,000      N/A     Company    5/29/97 to 5/28/07
#34, Flanigan's                                           Options to 5/28/17
Enterprises, Inc. (1)
9494 Harding Ave.
Surfside, FL

Flanigan's Seafood         4,600      140     Company    4/1/71 to 12/31/05
 Bar and Grill #40                                        Options to 12/31/15
Flanigan's Enterprises
Inc. (2)
5450 N. State Road 7
Ft. Lauderdale, FL

Piranha Pat's #43          4,500       90     Franchise  12/1/72 to 11/30/07
BD 43 Corporation (2)(3)(5)                               Option to 11/30/12
2500 E. Atlantic Blvd.
Pompano Beach, FL

Big Daddy's Liquors        6,000      N/A     Company    12/21/68 to 1/1/10
#47, Flanigan's                                           Options to 1/1/60
Enterprises, Inc. (6)
8600 Biscayne Blvd.
Miami, FL

Flanigan's Seafood         6,800      200     Joint      8/1/97 to 12/31/11
Bar and Grill #60,                            Venture
CIC Investors #60 Ltd.
9516 Harding Avenue
Surfside, FL

Flanigan's Seafood         4,850      161     Joint      4/1/98 to 3/31/08
Bar and Grill #70                             Venture     Options to 3/31/28
CIC Investors #70 Ltd.
12790 SW 88 St
Kendall, FL

                           Square             License        Lease
Name and Location          Footage   Seats    Owned by       Terms
-----------------          -------   -----    --------       -----

Flanigan's Seafood         5,000      165     Joint      4/15/01 to 12/14/05
Bar and Grill #80                             Venture     Options to 12/14/19
CIC Investors #80 Ltd.
8695 N.W. 12th St
Miami, FL

Flanigan's Seafood         5,700      235     Joint      7/29/01 to 7/28/16
Bar and Grill #95                             Venture     Options to 7/28/31
CIC Investors #95 Ltd.
2460 Weston Road
Weston, FL

Flanigan's Enterprises    10,000      400     Company    5/1/76 to 4/30/06
#600 (7)
Powers Ferry Landing
Atlanta, GA

(1)  License subject to chattel mortgage.

(2)  License pledged to secure lease rental.

(3)  Franchised by Company.

(4)  Former franchised unit returned and now operated by Company.

(5)  Lease assigned to franchisee.

(6) Lease assigned to unaffiliated third parties, until December 31, 1996, when the Company reacquired ownership through fore-closure. During fiscal year 1996, the Company purchased 37% of the leasehold interest from the unaffiliated third parties. An additional 11% was purchased during fiscal year 1997, bringing the total interest purchased to 48%.

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

(10) Ground lease executed by the Company on September 25, 2001. The Company intends to construct a building of approximately 4200 square feet, one half (1/2) of which will be used by the Company for the operation of a package liquor store and the other one half (1/2) will be subleased as retail space.

Item 3. Legal Proceedings.
--------------------------

         Due to the nature of the business, the Company is sued from time to time by patrons, usually for alleged personal injuries occurring at the Company's business locations. The Company has liability insurance which incorporates a semi-self-insured plan under which the Company assumes the full risk of the first $50,000 of exposure per occurrence. The Company's primary general liability insurance carrier is responsible for $1,000,000 coverage per occurrence above the Company's self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During the fiscal year 2000, fiscal year 2001, and again in fiscal year 2002, the Company was able to purchase excess liability insurance, at a reasonable premium, whereby the Company's excess insurance carrier is responsible for $4,000,000 coverage above the Company's primary general liability insurance coverage. Certain states have liquor liability (dram shop) laws which allow a person injured by an "obviously intoxicated person" to bring a civil suit against the business (or social host) who had served intoxicating liquors to an already "obviously intoxicated person". Dram shop claims normally involve traffic accidents and the Company generally does not learn of dram shop claims until after a claim is filed and then the Company vigorously defends these claims on the grounds that its employee did not serve an "obviously intoxicated person". Damages in most dram shop cases are substantial. At the present time, there are no dram shop cases pending against the Company. The Company has in place insurance coverage to protect it from losses, if any.

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

         On February 5, 1987, the Company filed its Amended Plan of Reorganization and Amended Disclosure Statement, which documents were approved by the Committee. On February 25, 1987, the Company further modified its Amended Plan of Reorganization to secure the claims of Class 6 Creditors (Lease Rejection) and Class 8 Creditors (Lease Guarantee Rejections). The Bankruptcy Court approved the Amended Disclosure Statement by Order dated March 7, 1987 and scheduled the hearing to consider confirmation of the Amended Plan of Reorganization on April 13, 1987. On April 10, 1987, in order to insure receipt of the necessary votes to approve its Amended Plan of Reorganization, the Company agreed to further modification of its Amended Plan, whereby creditors of Class 6 and 8 received $813,000 prorata as additional damages under the terms of the Amended Plan. On April 13, 1987, the Company's Amended Plan of Reorganization was confirmed and the Bankruptcy Court entered its Order of Confirmation on May 5, 1987.

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

         During the third quarter of fiscal year 2002, the remaining liabilities under the Amended Plan of Reorganization were paid in full.

         During fiscal year 2000, the Company was served with several complaints alleging violations of the Americans with Disabilities Act, ("ADA"), at all of its locations. The lawsuits included the restaurants owned by the limited partnerships and franchises. The sudden influx of lawsuits alleging ADA violations was due to the fact that it was anticipated at the time that the ADA was going to be amended to include a provision requiring plaintiffs to provide the potential defendant with 90 days notice of ADA violations prior to filing suit, during which time the violations may be corrected. The amendment has not yet been enacted and as of now, the ADA still has no notice provision and the first time that the Company received notice of any ADA violations was when it was served with a copy of the complaint. Of the law suits filed, only a few have been actively pursued. The Company has retained an ADA expert who has inspected locations involved in active lawsuits, including the limited partnerships and franchises, and provided a report setting forth ADA violations which need to be corrected. It is the Company's intent to correct ADA violations noted by its ADA expert and then vigorously defend the lawsuits arguing that the locations are in compliance. During fiscal year 2001 and fiscal year 2002, the Company, including three (3) of its franchises, settled all active law suits alleging ADA violations.


Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         During the fourth quarter of fiscal year 2002 the Company did not submit any matter to a vote of the security holders.


                                     PART II
                                     -------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------

                    Fiscal 2002     Fiscal 2001    Fiscal 2000
                    -----------     -----------    -----------
                    High    Low     High    Low    High    Low
                    ----    ---     ----    ---    ----    ---

First quarter       6.20    4.25    4.38    3.75   6.25   4.25
Second quarter      6.21    5.65    4.65    3.75   5.63   4.13
Third quarter       7.20    6.00    5.00    4.06   4.75   3.75
Fourth quarter      6.85    5.40    6.45    4.35   4.63   3.75

     On February 14, 2000 the Company declared a cash dividend of 11 cents per share payable March 17, 2000 to shareholders of record as of March 1, 2000.

         On February 13, 2001 the Company declared a cash dividend of 12 cents per share payable March 17, 2001 to shareholders of record as of March 1, 2001.

         On December 13, 2001 the Company declared a cash dividend of 25 cents per share payable on January 17, 2002 to shareholders of record on December 30,2001.

Item 6. Selected Financial Data.
--------------------------------


--------------------------------------------------------------------------------------------------------------------
                                      1998             1999              2000            2001              2002
--------------------------------------------------------------------------------------------------------------------
Statement of Operations Data
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Revenue                           $21,767,000       $22,315,000       $25,160,000     $26,704,000       $28,297,000

--------------------------------------------------------------------------------------------------------------------
Income from Operations              1,384,000         1,543,000         1,780,000       2,004,000         2,090,000

--------------------------------------------------------------------------------------------------------------------
Net income                          1,388,000         2,368,000         1,364,000       1,529,000         1,383,000
--------------------------------------------------------------------------------------------------------------------
Earnings per share                   $   1.51          $   1.21          $   0.73        $   0.80          $   0.71
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Total assets                       $9,043,000       $10,772,000       $11,209,000     $12,757,000       $13,192,000
--------------------------------------------------------------------------------------------------------------------
Long term liabilities               1,696,000         1,099,000         1,406,000       1,715,000         1,349,000
--------------------------------------------------------------------------------------------------------------------
Net working capital                 1,214,000         1,382,000         1,283,000       2,440,000         2,506,000
--------------------------------------------------------------------------------------------------------------------
Stockholders' equity                5,105,000         6,980,000         7,667,000       8,968,000         9,957,000
--------------------------------------------------------------------------------------------------------------------
Dividends declared                          -           186,000           215,000         231,000           499,000
--------------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

         As of September 28, 2002, the Company was operating sixteen units. The Company had interests in an additional six units which had been franchised by the Company. Of the units operated by the Company, four were combination package liquor store and restaurant, seven were restaurants only and four were package liquor stores only. There was one club operated by an unaffiliated third party under a management agreement. During fiscal year 2001, one package liquor store only was closed with the expiration of its lease and the liquor license was sold during the first quarter of fiscal year 2002 to an unaffiliated third party. During fiscal year 2000, one restaurant only, owned by a limited partnership of which the Company acts as general partner, was opened for business. During fiscal year 2001, another restaurant only was acquired by a limited partnership of which the Company acts as general partner. The restaurant, which was being operated by the Company under the restaurant's servicemark, was closed during the fourth quarter of fiscal year 2002 and is currently being renovated for operation under the "Flanigan's Seafood Bar and Grill" servicemark. During fiscal year 2001, the Company also entered into a ground lease to construct a building for the operation of a package liquor store only from one half (1/2) of the building and sublease retail space with the other one half (1/2). At the start of fiscal year 2001, one restaurant only , owned by a limited partnership of which the Company acts as general partner, was opened for business.

Liquidity and Capital Resources
-------------------------------

Cash Flows
----------

     The following table is a summary of the Company's cash flows for the fiscal years ended September 28, 2002, September 29, 2001 and September 30, 2000:


---------------------------------------------------------------------------------------------------
                                                       Fiscal Years Ended
---------------------------------------------------------------------------------------------------
                                          2002                2001                 2000
---------------------------------------------------------------------------------------------------
                                                         (in thousands)
---------------------------------------------------------------------------------------------------
Net cash provided by
---------------------------------------------------------------------------------------------------
operating activities                     $ 943               $1,311              $  558
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
Net cash used in
---------------------------------------------------------------------------------------------------
investing activities                      (588)                (583)             (1,412)
---------------------------------------------------------------------------------------------------
Net cash used in
---------------------------------------------------------------------------------------------------
financing activities                      (880)                 (71)               (159)
---------------------------------------------------------------------------------------------------
Net increase (decrease)
---------------------------------------------------------------------------------------------------
in cash and equivalents                   (525)                 657              (1,013)
---------------------------------------------------------------------------------------------------
Cash and equivalents.
---------------------------------------------------------------------------------------------------
beginning of year                        1,396                  739               1,752
---------------------------------------------------------------------------------------------------
Cash and equivalents.
---------------------------------------------------------------------------------------------------
end of year                             $  871               $1,396              $  739
---------------------------------------------------------------------------------------------------


Contractual Cash Obligations
--------------------------------------------------------------------------------------------
                                               Less Than         1-5              After
                             Total               1 Year         Years            5 Years
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Long-term debt            $1,608,000           $  259,000     $  330,000       $1,019,000

--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Operating leases           4,385,000           842,000        1,940,000        1,603,000
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Subtotal                   5,993,000           1,101,000      2,270,000        2,622,000
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Operating lease
--------------------------------------------------------------------------------------------
  guarantees for
--------------------------------------------------------------------------------------------
  franchisees              7,265,000           885,000        2,941,000        3,439,000
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                          $13,258,000          $1,986,000     $5,211,000       $6,061,000
--------------------------------------------------------------------------------------------

Improvements
------------

         Capital expenditures were $558,000, $1,091,000 and $1,860,000 during fiscal years 2002, 2001 and 2000, respectively. The capital expenditures for each fiscal year included upgrading existing units serving food, improvements to package liquor stores and the replacement of the corporate computer system. The fiscal year 2000 capital expenditures included the purchase of an office building for $850,000. The fiscal year 2001 capital expenditures included renovations to the office building for $250,000.

         All of the Company's units require periodic refurbishing in order to remain competitive . During fiscal 1992, as cash flow improved, the Company embarked on a refurbishing program which continues. The budget for fiscal year 2003 includes approx-imately $280,000 for this purpose. The Company expects the funds for these improvements to be provided from operations.

Property and Equipment
----------------------

         The Company purchased an office building for $850,000 during the first quarter of 2000 and renovated the same during the second and third quarters of fiscal year 2001 for $250,000. The corporate offices were relocated to the building during the third quarter of fiscal year 2001.

Long term debt
--------------

         During the fourth quarter of fiscal year 1997, the Company borrowed $375,000 from investors, in units of $5,000, which loan was fully secured with specific receivables owned by the Company. The loan was paid in full during the fourth quarter of fiscal year 2002.

         The Company closed on a $1,000,000 loan with Bank of America (formerly Nations Bank) during the second quarter of fiscal year 2000. The promissory note earned interest at prime rate, payable monthly on the outstanding principal balance, with quarterly payments of principal commencing at the rate of $50,000 per quarter for 8 quarters, and then at the rate of $75,000 per quarter for 8 quarters, at which time any outstanding principal balance and all accrued interest shall be due in full. The promissory note was secured by a security interest in all assets of the Company, including the office building purchased by the Company. The promissory note was prepaid in full during the fourth quarter of fiscal year 2002.

         During the fourth quarter of fiscal year 2002, the Company closed on a $456,000 loan with Bank Atlantic, which loan was used to prepay the Company's loan with Bank of America discussed above. The promissory note earns interest at the rate of prime (4.75% at 9/30/02) per annum and is fully amortized over 19 months, with equal monthly payments of principal and interest. The principal due as of September 28, 2002 was $418,000.

         During the fourth quarter of fiscal year 2001, the Company borrowed the sum of $895,000 from Bank of America (formerly Nations Bank). The promissory note earns interest at the rate of 6.12% per annum, amortized over 20 years with principal and interest payable monthly, with the entire unpaid principal balance and all accrued interest due on August 1, 2008. The promissory note is secured by a mortgage on the office building purchased by the Company for its corporate offices, which office building was released from the lien granted by the Company to the Bank of America (formerly Nations Bank), as collateral for the loan in January of fiscal year 2000. In order to achieve the fixed interest rate, the Company entered into an ISDA Master Agreement with Bank of America. ("SWAP Agreement"), and in the event the Company elects to prepay the promissory note, there may be a prepayment penalty associated therewith. The outstanding balance as of the end of fiscal year 2002 was $876,000.

         The Company repaid long term debt, including the Bank of America note payable, capital lease obligations and Chapter 11 bankruptcy damages in the amount of $486,000, $726,000 and $421,000 in fiscal years 2002, 2001 and 2000 respectively.

Working capital
---------------

         The table below summarizes the current assets, current liabilities and working capital for the fiscal years 2002, 2001 and 2000:


-------------------------------------------------------------------------------
                            Sept. 28            Sept. 29            Sept. 30
                              2002                2001                2000
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Current assets             $4,392,000          $4,514,000          $3,419,000

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Current liabilities        1,886,000           2,074,000           2,136,000
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Working capital            2,506,000           2,440,000           1,283,000
-------------------------------------------------------------------------------


     Management believes that positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures in fiscal year 2003.

Income Taxes
------------

         Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss and tip credit carryforwards to the extent that realization of said benefits is more likely than not. For discussion regarding the Company's carryforwards refer to Note 8 to the consolidated financial statements for fiscal year ended September 28, 2002.

Bankruptcy Proceedings
----------------------

         As noted above and in Note 7 to the consolidated financial statements, on November 4, 1985, Flanigan's Enterprises, Inc., not including any of its subsidiaries, filed a Voluntary Petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. The primary purposes of the petition were (1) to reject leases which were significantly above market rates and (2) to reject leases on closed units which had been repossessed by or returned to the Company.

         During fiscal year 1986 the Company terminated or rejected 34 leases. Many of the leases remaining were renegotiated to five year terms, with three five year renewal options at fair market rental. As was their right under the Bankruptcy Code, the landlords of properties rejected by the Company filed claims for losses or damages sustained as a result of the Company's rejection of such leases. The amount of such damages is limited by federal law. The Company outlined a schedule for payment of these damages in the Amended Plan. As noted above, the Amended Plan was approved in the Bankruptcy Court on May 5, 1987. The gross amount of damages payable to creditors for the rejected leases was $4,278,000. Since the damage payments were to be made over nine years, the total amount due was discounted at a rate of 9.25%. During the third quarter of fiscal year 2002, the remaining damage payments under the Amended Plan were paid in full. See Note 7 to the consolidated financial statements for the current payment schedule of these damages.

Other Legal Matters
-------------------

         Through the end of fiscal year 1990, the Company was uninsured for dram shop liability. See page 20 for further discussion regarding dram shop suits.

         The Company operated a restaurant in Miami, Florida under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a limited partnership agreement through the second quarter of fiscal year 2002. The Company acts as the general partner and owns a fifty percent limited partnership interest. The State of Florida, Department of Transportation, ("DOT") exercised its right of eminent domain to "take" the hotel property upon which this restaurant was located and the restaurant closed at the end of business on March 30, 2002. The Company, as general partner of the limited partnership, pursued a claim for "taking" of the restaurant, including its furniture, fixtures and equipment, against the DOT and an apportionment claim against the owner of the hotel property as compensation for its possessory rights to the restaurant premises and its share of the compensation paid by the DOT for its furniture, fixtures and equipment pursuant to a Stipulated Final Judgment between the DOT and the owner of the hotel property, ("Stipulated Final Judgment"). The settlement resulted in approximately $230,000 of income to the Company during fiscal year ended September 28, 2002, which is included in "Other Income (Expense)" on Page 3 of this report. The limited partnership has reserved its right to seek additional compensation from the DOT for (1) its claim for the value of the furniture, fixtures and equipment located in the restaurant which were not paid for in the Stipulated Final Judgment; (2) its claim for the value of its furniture, fixtures and equipment above and beyond the value paid by the DOT in the Stipulated Final Judgment; and (3) any other rights reserved to the limited partnership in the Stipulated Final Judgment, which additional compensation will belong solely to the Company. The amount of compensation, if any, cannot be estimated as of this date.


Critical Accounting Policies
----------------------------

The Company"s significant accounting policies are more fully described in Note 1 to the Company"s consolidated financial statements located in Item 8 of this Annual Report on Form 10-K. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. The Company believes that the following critical accounting policy is subject to estimates and judgments used in the preparation of its consolidated financial statements:

Deferred tax assets result primarily from timing differences relating to depreciation and tip credits. The calculations are reviewed periodically by management and the estimates are adjusted as the assumptions or conditions indicate.

Results of Operations
---------------------


REVENUES (in thousands):

---------------------------------------------------------------------------------------------------------------
                                   Fifty Two                    Fifty Two                     Fifty Two
                                  Weeks Ended                  Weeks Ended                   Weeks Ended
Sales                           Sept. 28, 2002                Sept. 29, 2001                Sept. 30, 2000
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Restaurant, food            $13,119          51.2%         $12,453         51.1%         $11,485         49.5%
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Restaurant, bar               3,317          13.0%           3,025         12.4%           2,859         12.3%
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Package goods                 9,174          35.8%           8,907         36.5%           8,870         38.2%
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Total                        25,610         100.0%          24,385        100.0%          23,214        100.0%
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Franchise revenues            1,402                          1,249                         1,065
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Owners fee                      251                            269                           261
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Joint venture
---------------------------------------------------------------------------------------------------------------
  income                        732                            571                           460
------------------------------------ -------------- --------------- ------------- --------------- -------------

---------------------------------------------------------------------------------------------------------------
Other operating
---------------------------------------------------------------------------------------------------------------
  income                        302                            230                           160
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Total Revenues              $28,297                        $26,704                       $25,160
---------------------------------------------------------------------------------------------------------------



         As the table above illustrates, total revenues have increased for the fiscal year ended September 28, 2002 when compared to the fiscal years ended September 29, 2001 and September 30, 2000.

         During the second quarter of fiscal year 1999, the Company formed a limited partnership to renovate and operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark in Kendall, Florida, as general partner and forty percent owner of the same. Due to the difficulties in obtaining the required permits to begin construction which were beyond control of the Company, construction began in the first quarter of fiscal year 2000 and the restaurant opened for business during the third quarter of fiscal year 2000. The Company reported income of $239,000 for the fiscal year 2002 as compared with $183,000 for the fiscal year ended September 29, 2001 and $17,000 for the fiscal year ended September 30, 2000.

         During the first quarter of the fiscal year ended September 30, 2000, the Company purchased, for $850,000 in cash, a two story building in Fort Lauderdale, Florida, which is presently being used for the corporate offices The Company also plans to renovate a portion of the ground floor of the office building to be used as a package liquor store.

         During the third quarter of fiscal year 2000, the Company formed a limited partnership to purchase an existing restaurant location in West Miami, Florida to renovate and operate under the "Flanigan's Seafood Bar and Grill" servicemark, as general partner and twenty five percent owner of the same. The renovations began during the fourth quarter of fiscal year 2001 and the restaurant opened for business during the first quarter of 2002. The Company reported income of $74,000 for fiscal year 2002.

         During the fourth quarter of fiscal year 2001, a limited partnership was formed with the Company as general partner, which limited partnership entered into a sublease agreement to own and operate an existing in Weston, Florida. During the fourth quarter of fiscal year 2002, the sublessor resolved the zoning and related matters and the limited partnership began raising funds to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. With the sale of limited partnership units during the fourth quarter of fiscal year 2002, the Company no longer consolidates the limited partnership for financial reporting purposes. The Company continues to act as the general partner of the limited partnership and is also the owner of twenty eight percent of the same, as are other related parties, including, but not limited to officers and directors of the Company and their families. The limited partnership agreement gives the partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of the gross sales from the operation of the restaurant, while the Company acts as general partner only. The restaurant, which had operated under its existing servicemark, was closed on July 13, 2002 and building permits were issued at the start of fiscal year 2003. The Company anticipates that the restaurant will be open for business by December 31, 2002. The Company realized a loss from operations of the restaurant through July 13, 2002 of approximately $56,000 and realized a loss from the joint venture of approximately $14,000 for the remainder of the year.

         Restaurant food sales represented 51.2% of total sales for the fiscal year ended September 28, 2002 as compared to 51.1% and 49.5% of total sales in the fiscal years ended September 29, 2001 and September 30, 2000 respectively. The weekly average of same store restaurant food sales (excluding Weston) was $237,000 for the fiscal year ended September 28, 2002 as compared to $235,000 and $207,000 for the fiscal years ended September 29, 2001 and September 30, 2000, respectively, an increase of 4.4% and 0.1% from the fiscal years ended September 29, 2001 and September 30, 2000, respectively.

         Restaurant bar sales represented 13.0% of total sales for the fiscal year ended September 28, 2002 as compared to 12.4% and 12.3% of total sales in the fiscal years ended September 29, 2001 and September 30, 2000, respectively. The weekly average of same store restaurant bar sales was $55,000 for the fiscal year ended September 28, 2002 as compared to $56,000 and $55,000 for the fiscal years ended September 29, 2001 and September 30, 2000 respectively, representing no change from fiscal year 2000 and an increase of .4% from fiscal year 2001.

         Package store sales represented 35.8% of total sales for the fiscal year ended September 28, 2002 as compared to 36.5% and 38.2% of total sales in the fiscal years ended September 30, 2001 and September 30, 2000, respectively. The weekly average of same store package sales was $170,000 for the fiscal year ended September 28, 2002 as compared to $168,000 and $154,000 for the fiscal years ended September 29, 2001 and September 30, 2000 respectively, an increase of 10.4% from fiscal year 2000 and an increase of less than .2% from fiscal year 2001.

         Franchise revenue increased to $1,402,000 for the fiscal year ended September 28, 2002 as compared to $1,249,000 and $1,065,000 for the fiscal years ended September 29, 2001 and September 30, 2000 respectively. The increase in franchise revenue resulted from higher sales for the franchises, and the operation of additional joint ventures during fiscal years 2002 and 2001.

         Owner's fee represents fees received pursuant to a Management Agreement from the operation of a club owned by the Company in Atlanta, Georgia. The Management Agreement was amended effective July 1, 1996, whereby the Company also receives ten percent of sales exceeding $1,500,000 per annum as additional owner's fees. Income from this club was $251,000 for the fiscal year ended September 28, 2002 as compared to $269,000 and $261,000 for the fiscal years ended September 29, 2001 and September 30, 2000, respectively.

         The gross profit margin for restaurant sales was 65.3% for the fiscal year ended September 28, 2002 as compared to 62.8% and 63.9% for the fiscal years ended September 29, 2001 and September 30 2000, respectively. This was largely due to reduced costs of ribs, the Company"s most popular menu item.

         The gross profit margin for package goods sales was 25.9% for the fiscal year ended September 28, 2002 as compared to 27.2% and 26.4% for the fiscal years ended September 29, 2001 and September 30, 2000, respectively. The decrease in gross profit margin in 2002 is due in part to a charge of approximately $160,000 relating to the change in inventory valuation method to average cost.

         Overall gross profits were 50.4% for the fiscal year ended September 29, 2002 as compared to 49.8% and 49.5% for the fiscal years ended September 29, 2001 and September 30, 2000, respectively.

Operating Costs and Expenses
----------------------------

         Operating costs and expenses for the fiscal year ended September 28, 2002 were $26,207,000 as compared to $24,700,000 and $23,380,000 for the fiscal years ended September 29, 2001 and September 30, 2000, respectively. Operating expenses are comprised of the cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses.

         Payroll and related costs which include workers compensation insurance premiums were $7,946,000 for the fiscal year ended September 28, 2002 as compared to $7,446,000 and $6,724,000 for the fiscal years September 29 2001 and September 30, 2000, respectively. The 6.7% increase from the fiscal year 2001 and the 14.5% increase from the fiscal year 2000 is attributed to increases in salaries paid to all employees in order to recruit and maintain competent individuals in a very competitive labor market.

         Occupancy costs, which include rent, common area maintenance, repairs and taxes were $1,279,000 for the fiscal year ended September 28, 2002 as compared to 1,084,000 and $1,050,000 for the fiscal years ended September 29, 2001 and September 30, 2000, respectively.

         Selling, general and administrative expenses were $4,560,000 for the fiscal year ended September 28, 2002 as compared to $3,926,000 and $3,889,000 for the fiscal years ended September 29, 2001 and September 30, 2000, respectively.

Other Income and Expenses
-------------------------

         Other income and expenses were a loss of $19,000. for the fiscal year ended September 28, 2002 as compared to income of $14,000 and a loss of $75,000 for the fiscal years ended September 29, 2001 and September 30, 2000, respectively.

         Interest expense was $143,000 for the fiscal year ended September 28, 2002 as compared to $187,000 and $177,000 for the fiscal years ended September 29, 2001 and September 30, 2000, respectively.

         The category "Other, net" was $65,000 for the fiscal year ended September 28, 2002 as compared with $133,000 and $48,000 for the fiscal years ended September 29, 2001 and ended September 30, 2000, respectively.

Trends
------

         During the next twelve months management expects continued increases in restaurant and package goods sales, both for Company stores and franchised stores. The Company anticipates expenses to increase slightly, therefore resulting in a small increase in overall profits before income taxes.

         The Company utilized the balance of its net operating loss carryforward during fiscal year 1999 and was fully taxable for fiscal years 2002, 2001 and 2000. The provision for income taxes was $688,000 for the fiscal year ended September 28, 2002 $489,000 for fiscal year ended September 29, 2001 and $341,000 for the fiscal year ended September 30, 2000.

         The Company intends to add additional restaurants and package stores as opportunities and resources become available.

Other Matters
-------------

   Impact of Inflation
   --------------------

         The Company does not believe that inflation has had any material effect during the past three fiscal years. To the extent allowed by competition, the Company recovers increased costs by increasing prices.

   Post Retirement Benefits Other Than Pensions
   --------------------------------------------

         The Company currently provides no post retirement benefits to any of its employees, therefore Financial Accounting Standards Board Statement No. 106 has no effect on the Company's financial statements.

         Subsequent Events
         -----------------

         None

Item 7A. Quantative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

The Company does not ordinarily hold market risk sensitive instruments for trading purposes. The Company does however recognize market risk from interest rate exposure.

Interest Rate Risk
------------------

At September 28, 2002, the Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have a negative effect on the Company's earnings. In addition, the Company incurs interest charges on debt at variable rates, which to the extent that the Company has not entered into interest rate swap agreements to hedge this risk, could negatively impact the Company's earnings. There is no assurance that interest rates will increase or decrease over the next fiscal year.

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------

         Financial statements of the Company at September 28, 2002, September 29, 2001 and September 30, 2000, which include each of the three years in the period ended September 28, 2002 and the independent certified public accountants' report thereon, are included herein.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

         The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to regulation 14A under the Securities and Exchange Act of 1934, as amended (the 2003 Proxy Statement), is incorporated herein by reference. See also "Executive Officers of the Registrant" included in Part I hereof.

Item 11. Executive Compensation.
--------------------------------

         The information set forth in the 2003 Proxy Statement under the caption "Executive Compensation" is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2003 Proxy Statement is incorporated by reference.

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

         The information set forth under the caption "Election of Directors - Certain Relationships and Related Transactions" in the 2003 Proxy Statement is incorporated by reference.


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

(b) Reports on Form 8-K
    -------------------

         No reports on form 8-K were filed during the fourth quarter of fiscal year 2002 or subsequent to year end.


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

(10)(z) Limited Partnership Agreement of CIC Investors #95, Ltd., dated July 2001, between Flanigan's Enterprises, Inc., as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning twenty eight percent of the limited partnership.

(13) Registrant's Form 10-K constitutes the Annual Report to Shareholders for the fiscal year ended September 28, 2002.

(22)(a) Company's subsidiaries are set forth in this Annual Report on Form 10-K.

99.1   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 ADOPTED
       PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

99.2   OFFICER CERTIFICATIONS

99.3   INDEPENDENT ACCOUNTANT PREFERABILITY LETTER

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Flanigan's Enterprises, Inc.
                            Registrant

                            By: /s/ JOSEPH G. FLANIGAN
                                ------------------------
                                JOSEPH G. FLANIGAN
                                Chief Executive Officer

Date: 12/27/02


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.


/s/ JOSEPH G. FLANIGAN        Chairman of the Board,        Date:  12/27/02
----------------------        Chief Executor Officer,
Joseph G. Flanigan            and Director


/s/ EDWARD A. DOXEY           Chief Financial Officer       Date:  12/27/02
----------------------        Secretary and Director
Edward A. Doxey


/s/ MICHAEL ROBERTS           Director                      Date:  12/27/02
----------------------
MICHAEL ROBERTS


/s/ GERMAINE M. BELL          Director                      Date:  12/27/02
----------------------
Germaine M. Bell


/s/ CHARLES E. MCMANUS        Director                      Date:  12/27/02
----------------------
Charles E. McManus


/s/ JEFFREY D. KASTNER        Assistant Secretary           Date:  12/27/02
----------------------         and Director
Jeffrey D. Kastner


WILLIAM PATTON                Vice President, Public        Date:  12/27/02
----------------------        Relations and Director
William Patton

/s/ JAMES G. FLANIGAN         President Director            Date:  12/27/02
----------------------
James G. Flanigan


/s/ PATRICK J. FLANIGAN       Director                      Date:  12/27/02
-----------------------
Patrick J. Flanigan

                                  CERTIFICATION

I, Joseph A. Flanigan, certify that:

1. I have reviewed this annual report on Form 10-K of Flanigan"s Enterprises, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant"s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant"s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registant"s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant"s auditors and the audit committee of registrant"s board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant"s ability to record, process, summarize and report financial data and have identified for the registrant"s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant"s internal controls; and

6. The registrant"s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                             /s/ Joseph G. Flanigan
                                             ----------------------
                                             Name: Joseph G. Flanigan
                                             Chief Executive Officer
                                             Date: December 27, 2002

I, Edward A. Doxey, Chief Financial Officer of Flanigan"s Enterprises, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Flanigan"s Enterprises, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant"s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant"s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registant"s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant"s auditors and the audit committee of registrant"s board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant"s ability to record, process, summarize and report financial data and have identified for the registrant"s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant"s internal controls; and

6. The registrant"s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                               /s/ Edward A. Doxey
                                                ----------------------
                                                Name: Edward A. Doxey
                                                Chief Financial Officer
                                                Date: December 27, 2002

================================================================================
                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
================================================================================

                        CONSOLIDATED FINANCIAL STATEMENTS

                    SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001
================================================================================

================================================================================

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------




                                                                 PAGE
                                                                 ----



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                F-1


CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheets                                                 F-2

   Statements of Income                                           F-3

   Statements of Stockholders' Equity                             F-4

   Statements of Cash Flows                                      F5-F-6

   Notes to Financial Statements                                F-7-F-27

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               ---------------------------------------------------


Board of Directors and Stockholders
Flanigan's Enterprises, Inc.
Fort Lauderdale, Florida


We have audited the accompanying consolidated balance sheets of Flanigan's Enterprises, Inc. and Subsidiaries as of September 28, 2002 and September 29, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 28, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flanigan's Enterprises, Inc. and Subsidiaries as of September 28, 2002 and September 29, 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 28, 2002 in conformity with accounting principles generally accepted in the United States.


                                                   /s/ RACHLIN COHEN & HOLTZ LLP
                                                   -----------------------------
                                                   RACHLIN COHEN & HOLTZ LLP

Fort Lauderdale, Florida
November 27, 2002

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001



                                                    ASSETS                          2002               2001
                                                    ------                          ----               ----
Current Assets:
     Cash and cash equivalents                                                  $    871,000       $  1,396,000
     Notes and mortgages receivable, current maturities, net                          85,000            120,000
     Due from franchisees                                                            355,000            683,000
     Other receivables                                                               311,000            311,000
     Inventories                                                                   1,387,000          1,337,000
     Refundable deposit, major supplier                                              708,000                 --
     Prepaid expenses                                                                436,000            349,000
     Deferred tax assets                                                             239,000            318,000
                                                                                ------------       ------------
        Total current assets                                                       4,392,000          4,514,000
                                                                                ------------       ------------
Property and Equipment                                                             5,498,000          5,650,000
                                                                                ------------       ------------
Investments in Joint Ventures                                                      2,414,000          1,684,000
                                                                                ------------       ------------

Other Assets:
     Liquor licenses, net                                                            333,000            266,000
     Notes and mortgages receivable, net                                              92,000             71,000
     Deferred tax assets                                                             248,000            338,000
     Other                                                                           215,000            234,000
                                                                                ------------       ------------
           Total other assets                                                        888,000            909,000
                                                                                ------------       ------------
           Total assets                                                         $ 13,192,000       $ 12,757,000
                                                                                ============       ============


                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued expenses                                         1,431,000       $  1,564,000
     Due to franchisees                                                              196,000            131,000
     Current portion of long-term debt                                               259,000            262,000
     Damages payable on terminated or rejected leases                                     --            117,000
                                                                                ------------       ------------
           Total current liabilities                                               1,886,000          2,074,000
                                                                                ------------       ------------
Long-Term Debt, Net of Current Maturities                                          1,349,000          1,715,000
                                                                                ------------       ------------

Commitments, Contingencies and Other Matters                                              --

Stockholders' Equity:
     Common stock, $.10 par value; 5,000,000 shares authorized;
        4,197,642 shares issued                                                      420,000            420,000
     Capital in excess of par value                                                6,103,000          6,028,000
     Retained earnings                                                             8,747,000          7,863,000
     Notes receivable on sale of common stock                                             --           (291,000)
     Treasury stock, at cost, 2,271,172 and 2,275,164 shares, respectively        (5,313,000)        (5,052,000)
                                                                                ------------       ------------
           Total stockholders' equity                                              9,957,000          8,968,000
                                                                                ------------       ------------
           Total liabilities and stockholders' equity                           $ 13,192,000       $ 12,757,000
                                                                                ============       ============



                 See notes to consolidated financial statements

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

    YEARS ENDED SEPTEMBER 28, 2002, SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

                                                                      2002              2001                2000
                                                                      ----              ----                ----
Revenues:
     Restaurant food sales                                       $ 13,119,000       $ 12,453,000       $ 11,485,000
     Restaurant beverage sales                                      3,317,000          3,025,000          2,859,000
     Package goods sales                                            9,174,000          8,907,000          8,870,000
     Franchise-related revenues                                     1,402,000          1,249,000          1,065,000
     Owner's fee                                                      251,000            269,000            261,000
     Joint venture income                                             732,000            571,000            460,000
     Other operating income                                           302,000            230,000            160,000
                                                                 ------------       ------------       ------------
                                                                   28,297,000         26,704,000         25,160,000
                                                                 ------------       ------------       ------------
Costs and Expenses:
     Cost of merchandise sold:
        Restaurants and lounges                                     5,624,000          5,757,000          5,185,000
        Package goods                                               6,798,000          6,487,000          6,532,000
     Payroll and related costs                                      7,946,000          7,446,000          6,724,000
     Occupancy costs                                                1,279,000          1,084,000          1,050,000
     Selling, general and administrative expenses                   4,560,000          3,926,000          3,889,000
                                                                 ------------       ------------       ------------
                                                                   26,207,000         24,700,000         23,380,000
                                                                 ------------       ------------       ------------

Income from Operations                                              2,090,000          2,004,000          1,780,000
                                                                 ------------       ------------       ------------

Other Income (Expense):
     Interest expense on obligations under capital leases                  --            (46,000)           (46,000)
     Interest expense on long-term debt and damages payable          (143,000)          (141,000)          (131,000)
     Interest income                                                   59,000             68,000             54,000
     Other                                                             65,000            133,000             48,000
                                                                 ------------       ------------       ------------
                                                                      (19,000)            14,000            (75,000)
                                                                 ------------       ------------       ------------

Income Before Provision for Income Taxes                            2,071,000          2,018,000          1,705,000
                                                                 ------------       ------------       ------------

Provision (Benefit) for Income Taxes:
     Current                                                          519,000            483,000            373,000
     Deferred                                                         169,000              6,000            (32,000)
                                                                 ------------       ------------       ------------
                                                                      688,000            489,000            341,000
                                                                 ------------       ------------       ------------

Net Income                                                       $  1,383,000       $  1,529,000       $  1,364,000
                                                                 ============       ============       ============

Net Income Per Common Share:
     Basic                                                       $       0.71       $       0.80       $       0.73
                                                                 ============       ============       ============
     Diluted                                                     $       0.70       $       0.80       $       0.71
                                                                 ============       ============       ============

Weighted Average Shares and Equivalent Shares Outstanding:
     Basic                                                          1,961,000          1,903,000          1,856,000
                                                                 ============       ============       ============
     Diluted                                                        1,989,000          1,922,000          1,931,000
                                                                 ============       ============       ============

                See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

    YEARS ENDED SEPTEMBER 28, 2002, SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

                                                                                                                         Notes
                                                                                                                       Receivable
                                                                    Common Stock           Capital in                  on Sale of
                                                                                           Excess of       Retained      Common
                                                               Shares          Amount      Par Value       Earnings      Stock
                                                               ------          ------      ---------       --------      -----
Balance, October 2, 1999                                     4,197,642     $   420,000   $ 6,058,000     $ 5,416,000   $  (192,000)

Year Ended September 30, 2000:
    Dividends paid ($0.11 per share)                                --              --            --        (215,000)           --
    Net income                                                      --              --            --       1,364,000            --
    Purchase of treasury stock                                      --              --            --              --            --
    Exchange of shares - exercise of stock options                  --              --        (6,000)             --            --
    Payments received on notes receivable                           --              --            --              --        11,000
                                                             ---------     -----------   -----------     -----------   -----------

Balance, September 30, 2000                                  4,197,642         420,000     6,052,000       6,565,000      (181,000)

Year Ended September 29, 2001:
    Dividends paid ($0.12 per share)                                --              --            --        (231,000)           --
    Net income                                                      --              --            --       1,529,000            --
    Purchase of treasury stock                                      --              --            --              --            --
    Notes receivable issued upon exercise of stock options     (24,000)       (122,000)      (70,000)        155,000         9,000
    Payments received on notes receivable                           --              --            --              --        12,000
                                                             ---------     -----------   -----------     -----------   -----------

Balance, September 29, 2001                                  4,197,642         420,000     6,028,000       7,863,000      (291,000)

Year Ended September 28, 2002:
    Dividends paid ($0.25 per share)                          (499,000)       (499,000)
    Net income                                               1,383,000       1,383,000
    Purchase of treasury stock                                  68,803        (423,000)     (423,000)
    Exchange of shares - exercise of stock options              75,000         (72,795)      162,000         237,000
    Payments received on notes receivable                           --              --            --              --       291,000
                                                             ---------     -----------   -----------     -----------   -----------
Balance, September 28, 2002                                  4,197,642     $   420,000   $ 6,103,000     $ 8,747,000   $        --
                                                             =========     ===========   ===========     ===========   ===========


                                                                     Treasury Stock
                                                                     --------------
                                                                 Shares          Amount           Total
                                                                 ------          ------           -----
Balance, October 2, 1999                                        2,247,193     $(4,722,000)    $ 6,980,000

Year Ended September 30, 2000:
    Dividends paid ($0.11 per share)                                   --              --        (215,000)
    Net income                                                         --              --       1,364,000
    Purchase of treasury stock                                    105,971        (492,000)       (492,000)
    Exchange of shares - exercise of stock options                (12,000)         25,000          19,000
    Payments received on notes receivable                              --              --          11,000
                                                                ---------      ----------       ---------
Balance, September 30, 2000                                     2,341,164      (5,189,000)      7,667,000

Year Ended September 29, 2001:
    Dividends paid ($0.12 per share)                                   --              --        (231,000)
    Net income                                                         --              --       1,529,000
    Purchase of treasury stock                                      4,000         (18,000)        (18,000)
    Notes receivable issued upon exercise of stock options
    Payments received on notes receivable                              --              --          12,000
                                                                ---------      ----------       ---------
Balance, September 29, 2001                                     2,275,164      (5,052,000)      8,968,000

Year Ended September 28, 2002:
    Dividends paid ($0.25 per share)
    Net income
    Purchase of treasury stock
    Exchange of shares - exercise of stock options
    Payments received on notes receivable                              --              --         291,000
                                                                ---------      ----------      ----------
Balance, September 28, 2002                                     2,271,172     $(5,313,000)    $ 9,957,000
                                                                =========     ===========     ===========


                 See notes to consolidated financial statements

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

    YEARS ENDED SEPTEMBER 28, 2002, SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000


                                                                                     2002            2001            2000
                                                                                     ----            ----            ----
Cash Flows from Operating Activities:
    Net income                                                                   $ 1,383,000     $ 1,529,000     $ 1,364,000
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                              717,000         758,000         681,000
          Deferred income taxes                                                      169,000           6,000         (32,000)
          Recognition of deferred gains and other deferred income                     (5,000)         (4,000)         (4,000)
          (Gain) loss on disposal of property, equipment and liquor licenses          19,000         (21,000)         (8,000)
          Joint venture income                                                      (732,000)       (571,000)       (460,000)
          Changes in operating assets and liabilities:
            (Increase) decrease in:
               Due from franchisees                                                  328,000        (433,000)       (139,000)
               Other receivables                                                     (21,000)        (47,000)       (144,000)
               Inventories                                                           (50,000)         45,000          46,000
               Prepaid expenses                                                      (87,000)        (31,000)         84,000
               Refundable deposit, major supplier                                   (708,000)             --              --
               Other assets                                                           (2,000)        (37,000)         (4,000)
            Increase (decrease) in:
               Accounts payable and accrued expenses                                (133,000)         50,000         (80,000)
               Due to franchisees                                                     65,000          67,000        (746,000)
                                                                                 -----------     -----------     -----------
                  Net cash provided by operating activities                          943,000       1,311,000         558,000
                                                                                 -----------     -----------     -----------

Cash Flows from Investing Activities:
    Collections on notes and mortgages receivable                                     12,000          79,000          36,000
    Notes receivable                                                                 (39,000)             --              --
    Purchase of property and equipment                                              (558,000)     (1,091,000)     (1,860,000)
    Purchase of liquor licenses                                                      (50,000)             --              --
    Sale of liquor license                                                            45,000              --              --
    Distributions from joint ventures                                                467,000         640,000         401,000
    Investment in limited partnerships                                              (465,000)       (223,000)             --
                                                                                 -----------     -----------     -----------
                  Net cash used in investing activities                             (588,000)       (583,000)     (1,423,000)
                                                                                 -----------     -----------     -----------

Cash Flows from Financing Activities:
    Borrowings of long-term debt                                                          --         895,000         950,000
    Payments of long-term debt                                                      (369,000)       (373,000)        (79,000)
    Payments of obligations under capital leases                                          --         (70,000)        (70,000)
    Payments of damages payable on terminated or rejected leases                    (117,000)       (283,000)       (272,000)
    Collections on notes receivable, sale of common stock                            291,000          12,000          11,000
    Purchase of treasury stock                                                      (423,000)        (18,000)       (492,000)
    Dividends paid                                                                  (499,000)       (231,000)       (215,000)
    Proceeds from exercise of stock options                                          237,000           9,000          19,000
                                                                                 -----------     -----------     -----------
                  Net cash used in financing activities                             (880,000)        (71,000)       (148,000)
                                                                                 -----------     -----------     -----------
Net Increase (Decrease) in Cash and Cash Equivalents                                (525,000)        657,000      (1,013,000)

Cash and Cash Equivalents, Beginning                                               1,396,000         739,000       1,752,000
                                                                                 -----------     -----------     -----------
Cash and Cash Equivalents, Ending                                                $   871,000     $ 1,396,000     $   739,000
                                                                                 ===========     ===========     ===========


                                                                     (Continued)

                 See notes to consolidated financial statements
                                       F-5

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

    YEARS ENDED SEPTEMBER 28, 2002, SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000



                                                                          2002            2001            2000
                                                                          ----            ----            ----
Cash paid during the year for:
    Interest                                                           $ 143,000       $ 181,000       $ 177,000
                                                                       =========       =========       =========
    Income taxes                                                       $ 493,000       $ 433,000       $ 490,000
                                                                       =========       =========       =========

Non-Cash Financing and Investing Activities:
    Notes receivable issued upon exercise of stock options             $      --       $ 122,000       $      --
                                                                       =========       =========       =========

    Deposit transferred to property and equipment                      $      --       $      --         $85,000
                                                                       =========       =========       =========

    Notes receivable for sales of liquor license                         $67,000       $      --         $35,000
                                                                       =========       =========       =========



                 See notes to consolidated financial statements
                                       F-6

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SEPTEMBER 28, 2002, SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000




NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Capitalization

         Incorporated in 1959, Flanigan's Enterprises, Inc. ("Flanigan's" or the "Company") operates in South Florida as a chain of full-service restaurants and package liquor stores. At September 28, 2002, the Company owned and operated two full-service restaurants, four package liquor stores and four combination full-service restaurants and package liquor stores in Florida. In addition, Flanigan's owns one club in Georgia, which is operated pursuant to a management agreement with an unrelated third party. The Company holds interests in six of the twelve franchised units through joint venture investments. The Company's restaurants are operated under the "Flanigan's Seafood Bar and Grill" servicemark while the Company's package stores are operated under the "Big Daddy's Liquors" servicemark.

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

     Inventories

         Inventories, which consist primarily of packaged liquor products, are stated at the lower of average cost or market. See Note 2 regarding a change in accounting method.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Liquor Licenses

         The cost of liquor licenses purchased prior to October 21, 1970 (the date Accounting Principles Board ("APB") Opinion No. 17 became effective), amounted to approximately $130,000 at September 28, 2002. These licenses are not amortized unless an impairment in value is indicated. The costs of all liquor licenses acquired subsequent to October 21, 1970 are amortized over a period of 40 years.

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

         From time to time during the year, the Company had deposits in financial institutions in excess of the federally insured limits. At September 28, 2002, the Company had deposits in excess of federally insured limits of approximately $677,000. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.

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

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Major Supplier/Refundable Deposit

         In the fourth quarter of fiscal 2001, the Company entered into an addendum to a master distribution agreement with a major supplier, which entitles the Company to receive certain purchase discounts and advertising allowances. In exchange, the Company agreed to make payments of 35% of restaurant sales weekly against amounts owed for food purchases. The Company was required to make a deposit of $750,000, which is refundable, to the extent not applied against amounts owing, upon termination of the agreement. The Company purchases substantially all of its food products from this vendor, however, management believes that several other alternative vendors are available if necessary.

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

     Advertising Costs

         Advertising costs are expensed as incurred. Advertising costs incurred for the years ended September 28, 2002, September 29, 2001 and September 30, 2000 were $154,000, $162,000 and $174,000, respectively.

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

         The fair value of long-term debt is estimated based on current rates offered to the Company for debt of comparable maturities and similar collateral requirements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Recently Issued Accounting Pronouncements

         In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 will become effective in the second quarter of fiscal 2003. The Company believes that the adoption of this statement will not have a significant impact on the results of operations or financial position of the Company.

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

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations". SFAS No. 141 addresses financial accounting and reporting for business combinations. All business combinations are to be accounted for using one method- the purchase method. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 141 did not have a material effect on the Company's consolidated financial statements.

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

         Derivatives are held only for the purpose of hedging such risks, not for speculation. Generally, the Company entered into the hedging relationship such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the value of the derivative. At September 28, 2002, a hedging relationship existed for the mortgage obligation described in Note 9.

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

     Reclassifications

         Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform with the 2002 financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 2. CHANGE IN ACCOUNTING METHOD

         During September 2002, the Company changed its method of accounting for package store inventory from first in, first out (FIFO) to average cost. Management believes that the average cost method better captures and allocates inventory costs relating to volume discounts and free product received by the Company. The change resulted in a decrease in inventory value of approximately $160,000, which decreased net income by $106,000 and basic earnings per share by $.05. It was not possible to calculate the cumulative effect of the change in accounting method on prior years. Accordingly, proforma results for prior years under the average cost method are not presented.


NOTE 3. NOTES AND MORTGAGES RECEIVABLES

         Receivables, net of allowances for uncollectible amounts and deferred gains, consist of the following at September 28, 2002 and September 29, 2001:

                                                                                          2002              2001
                                                                                          ----              ----
         Notes and mortgages  receivable from unrelated parties,
           bearing  interest at rates ranging from 10.5% to 15% and due in varying
           installments through 2013                                                    $108,000          $121,000
         Notes and mortgages receivable from related parties, bearing interest at rates ranging from 10% to 14% and due in varying installments
           through 2007                                                                  144,000           150,000
                                                                                       ---------         ---------
                                                                                         252,000           271,000
            Less deferred gains                                                           75,000            80,000
                                                                                       ---------         ---------
                                                                                         177,000           191,000
            Amount representing current portion                                           85,000           120,000
                                                                                       ---------         ---------
                                                                                       $  92,000         $  71,000
                                                                                       =========         =========


         The majority of the notes and mortgages receivable represent amounts owed to the Company for store operations which were sold. Unless a significant amount of cash is received on the sale, a pro rata portion of the gain is deferred and recognized only as payments on the notes and mortgages are received by the Company. Any losses on sales of stores are recognized currently. Approximately $5,000, $4,000, and $4,000 of deferred gains were recognized on collections of such notes receivable during the fiscal years ended September 28, 2002, September 29, 2001, and September 30, 2000, respectively.

         Future scheduled payments on the receivables at September 28, 2002 consist of the following:

              2003                                              $  85,000
              2004                                                 18,000
              2005                                                 20,000
              2006                                                 13,000
              2007                                                 71,000
              2008                                                      -
              Thereafter                                           45,000
                                                                 --------
                                                                 $252,000
                                                                 ========

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



NOTE 4. PROPERTY AND EQUIPMENT

                                                                September 28,          September 29,
                                                                    2002                   2001
                                                                    ----                   ----

              Furniture and equipment                           $  6,191,000            $  6,287,000
              Leasehold interests and improvements                 5,362,000               5,256,000
              Land and land improvements                           1,013,000               1,007,000
              Building and improvements                            1,265,000               1,208,000
              Vehicles                                               203,000                 186,000
                                                                ------------            ------------
                                                                  14,034,000              13,944,000
              Less accumulated depreciation and amortization       8,536,000               8,294,000
                                                                ------------            ------------
                                                                $  5,498,000            $  5,650,000
                                                                ============            ============


NOTE 5. INVESTMENTS IN JOINT VENTURES

     Miami, Florida

         The Company operated a restaurant in Miami, Florida under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a joint venture agreement. The Company is the general partner and has a fifty percent limited partnership interest. The Company closed the restaurant in the second quarter of 2002. See Eminent Domain Action in Note 10. The partnership received $700,000 in the eminent domain action. The investment in this joint venture has been adjusted to $350,000, the Company's proportionate share of the current value of the assets in the joint venture. The partnership plans to locate an appropriate site for another restaurant which the Company will operate.

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



NOTE 5. INVESTMENTS IN JOINT VENTURES (Continued)

     Kendall, Florida

         During 1999, the Company made an investment in a limited partnership, which constructed and now operates a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark in Kendall, Florida. Construction began in late 1999 and the restaurant opened in April 2000. The Company is the general partner and has a forty percent limited partnership interest.

     West Miami, Florida

         During 2001, the Company made an investment in a limited partnership, which purchased, renovated and now operates a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark in West Miami, Florida. The restaurant opened for business in October 2001. The Company is the general partner and has a twenty-five percent limited partnership interest. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors.

     Weston, Florida

         During 2002, the Company made an investment in a limited partnership, which has acquired and is currently renovating a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark in Weston, Florida. The restaurant is expected to open for business by December 31, 2002. The Company is the general partner and has a twenty-five percent limited partnership interest as of September 28, 2002. During the fourth calendar quarter of 2002, the Company invested $47,850 for an additional 3% interest, bringing the total ownership percentage to 28%. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors. Prior to the formation of the limited partnership and beginning of renovations, the Company operated a restaurant on this site for the months October 2001 through July 2002. See Note 10.

     Summary

         The following is a summary of condensed unaudited financial information pertaining to the Company's joint venture investments:

                                                 2002             2001              2000
                                                 ----             ----              ----
           Financial Position:
              Current assets                 $    909,000     $    632,000      $   403,000
              Non-current assets                6,286,000        6,120,000        4,590,000
              Current liabilities               1,403,000          679,000          588,000
              Non-current liabilities             436,000          489,000          538,000

           Operating Results:
              Revenues                         14,119,000       12,429,000       10,208,000
              Gross profit                      9,054,000        7,866,000        6,480,000
              Net income                        2,029,000        1,258,000        1,192,000


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



NOTE 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES


                                                    September 28,      September 29,
                                                        2002               2001
                                                        ----               ----
               Accounts payable                     $   734,000        $   914,000
               Lease security deposit                   200,000            200,000
               Salaries and wages                       130,000            130,000
               Property taxes                           123,000            128,000
               Deferred revenue, joint venture           94,000                  -
               Potential uninsured claims                48,000             91,000
               Other                                    102,000            101,000
                                                     ----------         ----------
                                                     $1,431,000         $1,564,000
                                                     ==========         ==========



NOTE 7. DAMAGES PAYABLE ON TERMINATED OR REJECTED LEASES

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

         In fiscal 1986 in connection with the bankruptcy petition, Flanigan's recorded estimated damages of $4,278,000 for claims for losses as a result of rejected leases. Because the damage payments were to be made over nine years, the total amount due was discounted at a rate of 9.25%, Flanigan's then effective borrowing rate. Flanigan's renegotiated the payment of this obligation to extend into fiscal 2002 which effectively reduced the discount rate to 3.71%. Remaining liabilities for damage payments are included as "Damages Payable on Terminated or Rejected Leases" in the accompanying consolidated balance sheet. Based on the borrowing rate currently available to the Company for bank loans with similar terms and average maturities, the fair value of damages payable on terminated and rejected leases was approximately $117,000 at September 29, 2001. All damages payable on terminated and rejected leases were satisfied in full in fiscal year ending 2002.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 8. INCOME TAXES

         The components of the Company's provision (benefit) for income taxes, for the fiscal years ended 2002, 2001 and 2000 are as follows:

                                                                  2002              2001                2000
                                                                  ----              ----                ----

              Current:
                 Federal                                        $383,000          $366,000            $284,000
                 State                                           136,000           117,000              89,000
                                                                --------          --------            --------
                                                                 519,000           483,000             373,000
                                                                --------          --------            --------
              Deferred:
                 Federal                                         161,000             6,000             (31,000)
                 State                                             8,000                 -              (1,000)
                                                                --------          --------            --------
                                                                 169,000             6,000              32,000
                                                                --------          --------            --------
                                                                $688,000          $489,000            $341,000
                                                                ========          ========            ========


         A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

                                                                  2002               2001                2000
                                                                  ----               ----                ----

              Tax provision at the statutory rate of 34%        $704,000           $686,000            $580,000
              State income taxes, net of federal income tax       62,000             61,000              51,000
              Deferred income taxes                              169,000              6,000             (32,000)
              Net operating loss utilization                           -                  -             (41,000)
              Tip credit utilization                            (261,000)          (256,000)           (199,000)
              Other                                               14,000             (8,000)            (18,000)
                                                                --------          --------            --------
                                                                $688,000           $489,000            $341,000
                                                                ========           ========            ========


         At September 28, 2002, the Company has available tip credit carryforwards of approximately $149,000, which expire through 2015, and alternative minimum tax credit carryforwards of approximately $74,000, which do not expire.

         In addition to tax credit carryforwards, the Company had deferred tax assets which arise primarily due to depreciation recorded at different rates for tax and book purposes, investment in joint ventures accounting difference for book and tax purposes, capital leases reported as operating leases for tax purposes, and accruals for potential uninsured claims recorded for financial reporting purposes but not recognized for tax purposes.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 8. INCOME TAXES (Continued)

         The components of the deferred tax assets were as follows at September 28, 2002 and September 29, 2001:

                                                                 2002            2001
                                                                 ----            ----
          Current:
             Tip credit carryforward                           $149,000        $213,000
             Alternative minimum tax credit                      74,000          74,000
             Accruals for potential uninsured claims             16,000          31,000
                                                               --------        --------
                                                               $239,000        $318,000
                                                              =========        ========
          Long-Term:
             Book/tax differences in property and equipment    $201,000        $327,000
             Joint venture investments                           47,000          11,000
                                                              ---------        --------
                                                              $ 248,000        $338,000
                                                              =========        ========



NOTE 9. LONG-TERM DEBT
                                                                                     September 28,      September 29,
                                                                                         2002               2001
                                                                                         ----               ----

         Mortgage  payable to bank;  secured by first  mortgage  on a  building;
         payable  $1,594 per month,  plus interest  through  maturity in August,
         2008, at which time the unpaid principal of approximately $736,000 plus unpaid  interest  becomes due. The Company has entered into an interest rate swap agreement for a notional  amount of  approximately  $895,000.
         The interest rate swap  agreement  hedges the interest rate risk of the
         mortgage payable to a fixed rate of 6.12%.                                      $876,000          $893,000

         Note payable to bank,  unsecured,  bearing  interest at prime (4.75% at
         September 28, 2002);  payable in monthly  installments of principal and
         interest, maturing in July, 2004.                                                418,000                --

         Mortgage payable,  secured by land,  bearing interest at 8%; payable in
         monthly installments of principal and interest, maturing in April 2013.          314,000           325,000

         Note payable to bank, secured by general assets of the Company; bearing interest at 6% payable in monthly installments.  This note was paid off during the year ended  September  28, 2002 with the proceeds from a new
         note.                                                                                 --           680,000

         Notes  payable to various  employees,  related and  unrelated  parties, secured by various company assets,  bearing interest at 12%, payable in
         monthly installments of principal and interest, maturing in July 2002.                --            79,000
                                                                                       ----------        ----------
                                                                                        1,608,000         1,977,000
            Less current portion                                                          259,000           262,000
                                                                                       ----------        ----------
                                                                                       $1,349,000        $1,715,000
                                                                                       ==========        ==========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



NOTE 9. LONG-TERM DEBT (Continued)

            Long-term debt at September 28, 2002 matures as follows:

            2003                              $   259,000
            2004                                  214,000
            2005                                   35,000
            2006                                   38,000
            2007                                   43,000
            Thereafter                          1,019,000
                                               ----------
                                              $ 1,608,000
                                               ==========


NOTE 10. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

     Legal Matters

         The Company is a party to various claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that an unfavorable disposition would not have a material adverse effect on the financial position or results of operations of the Company.

         During fiscal year 2000, the Company was served with several complaints alleging violations of the Americans with Disabilities Act ("ADA") at all of its locations. As of September 28, 2002, all complaints have been settled.

     Leases

         The Company leases a substantial portion of the land and building used in its operations under leases with initial terms expiring between 2003 and 2049. Renewal options are available on many of the leases. In certain instances, lease rentals are subject to cost-of-living increases or fair market rental appraisals and/or sales overrides. Certain properties are subleased through various expiration dates.

         On July 29, 2001, the Company, on behalf of a limited partnership not formed at the time, entered into a sublease agreement on an existing restaurant to renovate and operate the restaurant under the "Flanigan's Seafood Bar and Grill" servicemark. The term is for fifteen years with the option to extend for three additional periods of five years each. The sublease provides for minimum annual rent payments plus additional rent from operational profits. In September 2002, the limited partnership was formed and the rights and obligations under the sublease agreement now reside with the limited partnership. See Note 5.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



NOTE 10. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

     Leases (Continued)

         During the fourth quarter of fiscal year 2001, the Company entered into a ground lease for an out parcel in Hollywood, Florida. The Company plans to construct a building on the out parcel, one-half (1/2) of which will be used by the Company for the operation of a package liquor store and the other one-half (1/2) will be subleased by the Company as retail space. The Company filed its building plans during the fourth quarter of fiscal year 2002 and expects the building to be complete and the package liquor store open for business by the end of fiscal year 2003. The estimated construction cost of this building has not yet been determined.

         Future minimum lease payments under non-cancelable operating leases are as follows:

                  2003                                      $   842,000
                  2004                                          802,000
                  2005                                          607,000
                  2006                                          336,000
                  2007                                          195,000
                  Thereafter                                  1,603,000
                                                             ----------
                     Total                                  $ 4,385,000
                                                             ==========

         Total rent expense for all operating leases (including those with an initial term of less than one year and net of subleases) was $867,000, $758,000 and $703,000 in 2002, 2001 and 2000 respectively, and is included in "Occupancy costs" in the accompanying consolidated statements of income.

         The Company guarantees various leases for franchisees. Remaining rental payments required under these leases total approximately $7,265,000.

     Franchise Programs

         At September 28, 2002, the Company operated seven units under franchise agreements, one of which the Company has an ownership interest pursuant to a joint venture agreement. Of the remaining six franchised stores, four are owned and operated by related parties. Under the franchise agreements, the Company agrees to provide guidance, advice and management assistance to the franchisees. In addition, the Company acts as fiscal agent for the franchisees whereby the Company collects all revenues and pays all expenses and distributions. The Company also, from time to time, advances funds on behalf of the franchisees for the cost of renovations. The resulting amounts receivable from and payable to these franchisees are reflected in the accompanying consolidated balance sheet as either an asset or a liability. The Company also agrees to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. The franchise agreements provide for fees to the Company of approximately 3% of gross sales. The Company is not currently offering or accepting new franchises.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



NOTE 10. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

     Employment Agreements

     Chief Executive Officer

         The Company has entered into an employment agreement with the Chief Executive Officer, which is renewable annually on December 31. The agreement provides, among other things, for a base annual salary not to exceed $150,000 and a performance bonus equal to fifteen percent of pre-tax net income in excess of $650,000. In fiscal year 2002, the agreement was amended to increase the performance bonus to 20% of pre-tax net income in excess of $650,000, 10% of which is to be allocated to other members of management. Bonuses for fiscal years 2002, 2001 and 2000 amounted to approximately $363,000, $228,000 and
         $150,000, respectively. In addition, the agreement provided for an option to purchase 4.99% of the outstanding common stock of the Company (but not less than 90,700 shares) at $3.25 per share, which option expired January 8, 2002. All of the remaining unexercised options, which represented the right to purchase 72,395 common shares, were exercised in December 2001 in exchange for approximately $235,000.

     Store Managers

         In the ordinary course of business, the Company enters into employment agreements with store managers, which provide for, among other things, base annual salary, performance bonuses, and various employee benefits. In principle, these agreements may be terminated by the Company for cause and by the manager with notice.

     Management Agreement

         The Company receives an owner's fee pursuant to a management agreement with a company which operates a club in Atlanta, Georgia, owned by the Company. The management agreement, which was executed in fiscal 1992, contained one five-year renewal option, which the management company exercised in fiscal 2001. The exercise provided for an additional security deposit of $200,000 to be paid by the management company. The Company receives the greater of $150,000 or 10% of gross sales annually, paid monthly.

     Eminent Domain Action

         During fiscal year 2000, the Company received official notification from the State of Florida, Department of Transportation ("DOT") that the DOT was exercising its right of eminent domain to "take" the hotel property upon which a restaurant, operated by the Company as general partner of a limited partnership, was located. The DOT took title to the hotel property during the second quarter of fiscal year 2002 and the restaurant was forced to close. As a result of the eminent domain proceedings, the limited partnership received $700,000. See Note 5.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 11. COMMON STOCK

    Treasury Stock

     Purchase of Common Shares

         During 2002, 2001 and 2000, the Company purchased a total of 68,803, 4,000 and 105,971 shares of Company common stock at a total cost of approximately $423,000, $18,000, and $492,000 under a repurchase program authorized by the Board of Directors.

     Sale of Common Shares

         During 2002, 2001, and 2000, the Company sold an aggregate of 72,795, 70,000, and 12,000 shares of common stock pursuant to the exercise of options to certain employee/officers for a total of approximately $237,000, $131,000 and $19,000, respectively. During 2001, these employee/officers purchased their shares, in part, by means of notes of approximately $122,000, which were non-interest bearing and due on demand. The notes were fully repaid during August 2002.

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

     Stock Options

         In April 2002, the Company granted options to purchase 25,500 shares of Company common stock to certain employees. The options vest one year from the grant date, have a five-year life, and an exercise price of $6.10 per share, the then market price of the common stock.

         In April 2001, the Company granted options to purchase 57,800 shares of Company common stock to certain employees. The options vest one year from the grant date, have a five-year life, and an exercise price of $4.16 per share, the then market price of the common stock. At September 28, 2002, 47,750 shares remain outstanding and exercisable.

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


NOTE 11. COMMON STOCK (Continued)

Stock Options (Continued)

         Had compensation cost for the options been determined based on the fair value at the grant date consistent with SFAS 123, the Company's net income would have been as follows:

                                        2002           2001            2000
                                        ----           ----            ----
          Net income:
             As Reported             $1,383,000     $1,529,000      $1,364,000
             Pro Forma               $1,268,000     $1,450,000      $1,308,000

          Earnings Per Share:
             Basic:
                As Reported                $.71           $.80            $.73
                Pro Forma                  $.65           $.76            $.70
             Diluted:
                As Reported                $.70           $.80            $.71
                Pro Forma                  $.64           $.75            $.68

         The Company used the Black-Scholes option-pricing model to determine the fair value of grants made in 2002 and 2001. No grants were made in 2000. The following assumptions were applied in determining the pro forma compensation cost:
                                                 2002             2001

          Risk Free Interest Rate                4.0%             6.0%
          Expected Dividend Yield                  -                -
          Expected Option Life                  5 years         5 years
          Expected Stock Price Volatility         75%              75%

         Changes in outstanding incentive stock options for common stock are as follows:


                                               2002         2001         2000
                                               ----         ----         ----

           Outstanding at beginning of year   207,595      233,045      276,295
           Options granted                     25,500       57,800           --
           Options exercised                  (72,795)     (70,000)     (12,000)
           Options expired                    (31,400)     (13,250)     (31,250)
                                              -------      -------      -------
           Outstanding at end of year         128,900      207,595      233,045
                                              -------      -------      -------
           Exercisable at end of year         103,400      149,795      233,045
                                              =======      =======      =======

         Weighted average option exercise price information for fiscal years 2002 and 2001 is as follows:

                                                 2002          2001       2000
                                                 ----          ----       ----

           Outstanding at beginning of year      $3.97        $3.27       $2.50
                                                 =====        =====       =====
           Granted during the year               $6.10        $4.16       $   -
                                                 =====        =====       ====
           Exercised during the year             $3.25        $1.89       $1.63
                                                 =====        =====       =====
           Outstanding at end of year            $4.69        $3.97       $3.27
                                                 =====        =====       =====
           Exercisable at end of year            $4.34        $3.90       $3.27
                                                 =====        =====       =====

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



NOTE 11. COMMON STOCK (Continued)

     Stock Options (Continued)

         Significant options groups outstanding at September 28, 2002 and related weighted average price and life information are as follows:

            Grant        Options         Options       Exercise      Remaining
             Date      Outstanding     Exercisable      Price       Life (Years)
             ----      -----------     -----------      -----       ------------
            7/3/99        55,650          55,650        4.50           1.5
            4/2/01        47,750          47,750        4.16           3.5
           4/20/02        25,500              --        6.10           4.5


NOTE 12. NET INCOME PER COMMON SHARE

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

                                                                  2002          2001           2000
                                                                  ----          ----           ----
         Basic weighted average shares                         1,961,000      1,903,000     1,856,000
         Incremental shares relating to outstanding options
                                                                  28,000         19,000        75,000
                                                               ---------      ---------     ---------
         Diluted weighted average shares                       1,989,000      1,922,000     1,931,000
                                                               =========      =========     =========


NOTE 13. RELATED PARTY TRANSACTIONS

         The Company's Chairman and a relative formed a corporation to manage one of the Company's franchised stores.

         During fiscal 2002, 2001 and 2000, respectively, the Company incurred legal fees in the form of salary of approximately $151,000, $129,000 and $116,000 for services provided by a member of the Board of Directors.

         Also see Notes 3, 5, 6, 9, 10, and 11 for additional related party transactions.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 14. BUSINESS SEGMENTS

         The Company operates principally in two segments - retail package stores and restaurants. The operation of package stores consists of retail liquor sales.

         Information concerning the revenues and operating income for the years ended September 28, 2002, September 29, 2001 September 30, 2000, and identifiable assets for the two segments in which the Company operates, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash and notes and mortgages receivable. The Company does not have any operations outside of the United States and intersegment transactions are not material.

                                                                                   2002             2001              2000
                                                                                   ----             ----              ----
           Operating Revenues:
              Restaurants                                                      $ 16,436,000     $ 15,478,000     $ 14,344,000
              Equity in the net income of joint ventures                            732,000          571,000          460,000
              Retail package stores                                               9,174,000        8,907,000        8,870,000
              Other revenues                                                      1,955,000        1,748,000        1,486,000
                                                                               ------------     ------------     ------------
                 Total operating revenues                                      $ 28,297,000     $ 26,704,000     $ 25,160,000
                                                                               ============     ============     ============

           Income From Operations Reconciled to Income before Income Taxes:
                 Restaurants                                                   $  2,125,000     $  1,935,000     $  1,761,000
                 Retail package stores                                              304,000          368,000          308,000
                                                                               ------------     ------------     ------------
                                                                                  2,429,000        2,303,000        2,069,000
                 Corporate expenses, net of other revenues                          339,000         (310,000)        (289,000)
                                                                               ------------     ------------     ------------
              Operating Income                                                    2,090,000        1,993,000        1,780,000
              Interest expense, net of interest income                              (84,000)        (100,000)        (123,000)
              Other                                                                  65,000          125,000           48,000
                                                                               ------------     ------------     ------------
           Income Before Income Taxes                                          $  2,071,000     $  2,018,000     $  1,705,000
                                                                               ============     ============     ============

           Identifiable Assets:
              Restaurants                                                      $  4,018,000     $  3,707,000     $  3,969,000
              Retail package store                                                2,085,000        1,943,000        2,066,000
                                                                               ------------     ------------     ------------
                                                                                  6,103,000        5,650,000        6,035,000
              Corporate                                                           7,931,000        8,294,000        7,398,000
                                                                               ------------     ------------     ------------
           Consolidated Totals                                                 $ 14,034,000     $ 13,944,000     $ 13,433,000
                                                                               ============     ============     ============

           Capital Expenditures:
              Restaurants                                                      $    248,000     $    565,000     $    967,000
              Retail package stores                                                  41,000           34,000           67,000
                                                                               ------------     ------------     ------------
                                                                                    289,000          599,000        1,034,000
              Corporate                                                             269,000          492,000          911,000
                                                                               ------------     ------------     ------------
            Total Capital Expenditures                                         $    558,000     $  1,091,000     $  1,945,000
                                                                               ============     ============     ============

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



NOTE 14. BUSINESS SEGMENTS (Continued)

                                                     2002          2001          2000
                                                     ----          ----          ----
           Depreciation and Amortization:
              Restaurants                          $475,000      $478,000      $438,000
              Retail package stores                  77,000        89,000        97,000
                                                    552,000       567,000       535,000
              Corporate                             165,000       191,000       146,000
                                                    -------       -------       -------
           Total Depreciation and Amortization     $717,000      $758,000      $681,000
                                                   ========      ========      ========


NOTE 15. QUARTERLY INFORMATION (UNAUDITED)

         The following is a summary of the Company's unaudited quarterly results of operations for the quarters in fiscal years 2002 and 2001.

                                                                 Quarter Ended
                                            ---------------------------------------------------------
                                             December 29,    March 30,     June 29,    September 28,
                                                2001           2002          2002         2002
                                                ----           ----          ----         ----

           Revenues                          $7,142,000    $7,800,000    $6,767,000    $6,588,000
           Income from operations               573,000       804,000       138,000       575,000
           Net income                           448,000       623,000       288,000        24,000*
           Net income per share - basic            0.23          0.32          0.15          0.01
           Net income per share - diluted          0.23          0.31          0.14          0.01
           Weighted average common
              stock outstanding - basic       1,924,865     1,959,869     1,972,843     1,952,916
           Weighted average common
              stock outstanding - diluted     1,930,748     1,997,433     2,013,120     1,980,589



                                                                 Quarter Ended
                                            --------------------------------------------------------
                                             December 30,    March 31,     June 30,   September 29,
                                                2000           2001          2001         2001

           Revenues                          $6,655,000    $7,109,000    $6,456,000    $6,484,000
           Income from operations               643,000       787,000       319,000       255,000
           Net income                           436,000       584,000       222,000       287,000
           Net income per share - basic            0.23          0.31          0.12           .15
           Net income per share - diluted          0.23          0.31          0.11           .14
           Weighted average common
              stock outstanding - basic       1,861,314     1,904,500     1,922,478     1,922,478
           Weighted average common
              stock outstanding - diluted     1,875,706     1,914,460     1,939,467     2,050,773



          * Net income for the quarter includes decreases relating to the change in accounting method of $160,000, $106,000 net of income taxes, and a deferred tax adjustment of $169,000.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 15. QUARTERLY INFORMATION (UNAUDITED) (Continued)

     Quarterly   operating   results  are  not  necessarily   representative  of
     operations for a full year for various reasons including the seasonal nature of both the restaurant and package store segments. Each of the quarters includes thirteen weeks.