Form 10-Q
period 2003-02-11
FLANIGANS ENTERPRISES INC
filed 2003-02-11
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the period ended        December 29, 2002
                            -----------------
                                                        or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE OF 1934


For the transition period from              to
                                           ----
Commission File Number                     I-6836
                                           ------

                       Flanigan's Enterprises, Inc.
                       ----------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been the subject to such filing requirements for the past
90 days.  Yes  X   No
              ---
Indicate the number of shares outstanding of each of the issuers classes of Common Stock as of the latest practicable date 1,926,470 as of December 28, 2002.









                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                               INDEX TO FORM 10-Q
                               ------------------
                                DECEMBER 28, 2002
                                -----------------
PART I.  FINANCIAL INFORMATION
         ---------------------

      1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

         Consolidated Summary of Earnings -- For the Thirteen Weeks ended December 28, 2002 and December 29, 2001.

         Consolidated Balance Sheets -- As of December 28, 2002 and September 28, 2002.

         Consolidated Statements of Cash Flows for the Thirteen
         Weeks ended December 28, 2002 and December 29, 2001.

         Notes to Consolidated Financial Statements


      2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

      3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                   - Page 2 -

      4. CONTROLS AND PROCEDURES



PART II. OTHER INFORMATION AND SIGNATURES
         --------------------------------

         6. Exhibits and Reports on Form 8-K
            (a) Exhibits
            (b) Reports on Form 8-K







                          FLANIGAN'S ENTERPRISES, INC.
                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                     (In Thousands Except Per Share Amounts)



                                             Thirteen   Weeks
                                                    Ended


                                          Dec. 28       Dec. 29
                                            2002          2001
                                          -------       -------

REVENUES:
Restaurant food sales                    $ 2,972       $ 3,249
Restaurant bar sales                         731           830
Package good sales                         2,680         2,435
Franchise related revenues                   338           323
Owners fee                                    68            68
Joint venture income                          88           150
Other operating income                        70            87
                                          ------        ------
                                           6,947         7,142
                                          ------        ------

COSTS AND EXPENSES:
 Cost of merchandise sold
  restaurant and bar                       1,270         1,401
 Cost of merchandise sold
  package goods                            1,952         1,760
 Payroll and related costs                 1,809         1,889
 Occupancy costs                             230           330
 Selling, general and
  administrative expenses                  1,146         1,189
                                          ------        ------
                                           6,407         6,569
                                          ------        ------
   Income from operations                    540           573


OTHER INCOME (EXPENSE)
 Interest expense on long term
  debt                                       (31)          (38)
 Interest income                               9             8
 Recognition of deferred gains                 1             1

 Other, net                                   96            38
                                          ------        ------



   Income before income taxes                615           582





                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                     (In Thousands Except Per Share Amounts)

                                   (Continued)

                                             Thirteen    Weeks
                                                    Ended

                                          Dec. 28       Dec. 29
                                            2002          2001
                                          -------       -------

PROVISION FOR INCOME TAXES              $   141       $   134
                                         --------      --------
   Net Income                           $   474           448
                                         ========      ========









                          For The Thirteen Weeks Ended
                           Dec. 28, 2002 Dec. 29, 2001
              Numerator Denominator  EPS  Numerator Denominator EPS

Basic EPS       474,000  1,926,470 $.25  448,000   1,924,865  $ .23

Effective/dilutive
Stock Options               26,197                   16,989
               ----------------------------------------------------
   Diluted EPS  474,000  1,952,667 $.24  448,000  1,941,854   $ .23
   ----------------------------------------------------------------






The accompanying notes to consolidated financial statements are an integral part of these statements.









                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
              DECEMBER 28, 2002 (UNAUDITED) and SEPTEMBER 28, 2002
              ----------------------------------------------------
                                 (In Thousands)


                                     ASSETS
                                     ------



                                        DECEMBER 28    SEPTEMBER 28
                                            2002          2002
                                        -----------    ------------

 Cash and cash equivalents               $   1,262     $    871
 Notes and mortgages receivable,
  current maturities, net                       55           85
 Due from franchisees                          489          355
 Other receivables                             324          311
 Inventories                                 1,712        1,387
 Refundable deposit, major supplier          1,037          708
 Marketable securities                         149           -
 Prepaid expenses                              400          436
 Deferred tax asset                            239          239
                                           -------      -------

     Total Current Assets                    5,667        4,392
                                           -------      -------


Property and Equipment                       5,507        5,498
                                           -------      -------


Investments in Joint Ventures                2,462        2,414
                                           -------       ------


Other Assets:
 Liquor licenses, net                          331          333
 Notes and mortgages receivable, net           163           92
 Deferred tax asset                            248          248
 Other                                         174          215
                                          --------        -----

     Total Other Assets                        916          888
                                          --------        -----

     Total Assets                         $ 14,552     $ 13,192
                                          ========       ======


                  FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES
                  ---------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
              DECEMBER 28, 2002 (UNAUDITED) AND SEPTEMBER 28, 2002
              ----------------------------------------------------
                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------
                                 (In Thousands)


                                        DECEMBER 28    SEPTEMBER 28
                                           2002            2002
                                        -----------    ------------
Current Liabilities:
 Accounts payable and accrued expenses  $ 2,472        $ 1,431
 Common stock dividend payable              520             -
 Due to franchisees                         105            196
 Current portion of long term debt          267            259
                                          ------        -------
     Total Current Liabilities            3,364          1,886
                                          ------        -------


Long Term Debt, Net of Current
  Maturities                              1,277          1,349
                                          ------         ------



Stockholder's Equity:
 Common stock, 5,000,000 shares
  authorized, 4,197,642 shares issued        420            420
 Capital in excess of par value            6,103          6,103
 Retained earnings                         8,701          8,747
 Less: Treasury stock, at cost
  2,271,172 shares at December 28, 2002
  2,271,172 shares at September 28, 2002  (5,313)        (5,313)
                                          -------        ------
     Total Stockholder's Equity            9,911          9,957
                                          -------        ------

     Total Liabilities and
     Stockholder's Equity              $  14,552       $ 13,192
                                         ========       =======


                 See notes to consolidated financial statements.






                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------

      FOR THE THIRTEEN WEEKS ENDED DECEMBER 28 2002 AND DECEMBER 28, 2001
      -------------------------------------------------------------------
                                 (In Thousands)


                                      DECEMBER 28    DECEMBER 29
                                         2002           2001
                                      -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $   474         $   448
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization of
     property, equipment and capital
     leases                                 183             179
  Amortization of liquor licenses             2               1
  Recognition of deferred gains and
     other deferred income                   (1)             (1)
  Joint venture income                      (88)           (150)

  Gain on sale of liquor license              -              (8)


  Changes in assets and liabilities:
    (Increase) decrease in:
       Notes receivable                      12               7
       Inventories                         (325)           (395)
       Prepaid expenses                      36              89
       Due from franchises                 (134)            (58)
       Deposit with major supplier         (329)              -
       Other receivables                    (13)           (168)
       Other assets                          41              80
    Increase (decrease) in:
       Accounts payable and accrued
         expenses                         1,041            (121)
       Due to franchises                    (91)            (26)
                                          -----           -----
        Net cash provided by (used in)
        operating activities               808             (123)
                                          -----           -----






                                   (continued)



                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
       FOR THE THIRTEEN WEEKS ENDED DECEMBER 28 2002 AND DECEMBER 29 2001
       ------------------------------------------------------------------
                                 (In Thousands)

                                         DECEMBER 28   DECEMBER 29
                                            2002          2001
                                         -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on notes and mortgages
   receivable                                   4           46
  Distributions from joint ventures           137           98
  Additions to property and equipment        (191)        (183)
  Additions to notes and mortgages
   receivable                                 (57)         (39)
  Additional investment in joint ventures     (97)        (148)
  Sale of liquor license                        -           45
  Acquisition of marketable securities       (149)           -
                                            -----        -----

         Net cash (used in) investing
         activities                          (353)        (181)
                                            -----        -----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long term debt                  (64)         (75)
  Payment on damages payable on
   terminated or rejected leases               -           (30)
  Exercise of stock option                     -           235
  Payment of notes receivable on sale
   of common stock                             -             7

                                            -----        -----
         Net cash (used in) financing
         activities                           (64)         137
                                            -----        -----

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                   391         (167)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD     871        1,396
                                            -----       ------

CASH AND EQUIVALENTS, END OF PERIOD      $  1,262      $ 1,229
                                           ======       ======







              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                DECEMBER 28, 2002
                                -----------------

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


(2)  BASIS OF PRESENTATION:
     ----------------------

     The financial information for the periods ended December 28, 2002, and December 29, 2001 are unaudited. Financial information as of September 28, 2002 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 28, 2002. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

(3) EARNINGS PER SHARE:
    -------------------

     Statements of Financial Accounting Standards ("SFAS") No. 128, Earnings per share establishes standards for computing and presenting earnings per share ("EPS"). This statement requires the presentation of basic and diluted EPS.



     The data on Page 5 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potential dilutive common stock.


(3)  RECLASSIFICATION:
     -----------------

     Certain amounts in the fiscal 2002 financial statements have been reclassified to conform to the fiscal 2003 presentation.


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










(5) INVESTMENT IN JOINT VENTURES:
    -----------------------------

    Miami, Florida

    The Company operated a restaurant in Miami, Florida under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a limited partnership agreement through the end of the second quarter of fiscal year 2002. The Company acts as the general partner and owns a fifty percent limited partnership interest. The State of Florida, Department of Transportation, ("DOT") exercised its right of eminent domain to "take" the hotel property upon which this restaurant was located and the restaurant was closed as of the end of business on March 30, 2002. The Company, as general partner of the limited partnership, pursued a claim for the "taking" of the restaurant, including its furniture, fixtures and equipment, against the DOT. and an apportionment claim against the owner of the hotel property. The limited partnership received the sum of $700,000 from the owner of the hotel property as compensation for its possessory rights to the restaurant premises and its share of the compensation paid by the DOT for its furniture, fixtures and equipment pursuant to a Stipulated Final Judgment between the DOT and the owner of the hotel property, ("Stipulated Final Judgment"). The settlement resulted in $230,000 of income to the Company during the third quarter of fiscal year 2002. The limited partnership has reserved its right to seek additional compensation from the DOT for
(1) its claim for the value of its furniture, fixtures and equipment located in the restaurant which were not paid for in the Stipulated Final Judgement; (2) its claim for the value of its furniture, fixtures and equipment above and beyond the value paid by the DOT in the Stipulated Final Judgment; and (3) any other rights reserved to the limited partnership in the Stipulated Final Judgment, which additional compensation will belong solely to the Company. The amount of compensation, if any, cannot be estimated as of this date.

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

    Weston, Florida

    During the fourth quarter of fiscal year 2001, a limited partnership was formed with the Company as general partner, which limited partnership entered into a sublease agreement to own and operate an existing restaurant in Weston, Florida. The Company, as general partner, operated this restaurant under its existing service mark from August, 2001 through July, 2002. During the fourth quarter of fiscal year 2002, the limited partnership began raising funds to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The restaurant opened for business during the second quarter of fiscal year 2003. The Company continues to act as general partner and also owns a twenty eight percent limited partnership interest. Other related parties, including but not limited to officers and directors of the Company and their families are also investors. The results of operations of this restaurant were consolidated with the Company's operations for the fiscal year ended September 28, 2002.




(6) INCOME TAXES:
    -------------

    Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards and tax credits to the extent that realization of said tax benefits is more likely than not. The deferred tax asset was $487,000 as of December 28, 2002 and $487,000 as of September 28, 2002.

(7) COMMITMENTS AND CONTINGENCIES:
    ------------------------------

    Guarantees
    ----------

    The Company guarantees various leases for franchisees and locations sold in prior years. Remaining rental commitments required under these leases are approximately $7,265,000. In the event of a default under any of these agreements, the Company will have the right to repossess the premises.


    Litigation
    ----------

    The Company is a party to various litigation matters incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company.

    Certain states have "liquor liability" laws which allow a person injured by an "intoxicated person" to bring a civil suit against the business (or social host) who served intoxicating liquors to an already "obviously intoxicated person", known as "dram shop" claims. Florida has restricted its dram shop claims by statute, permitting persons injured by an "obviously intoxicated person" to bring a court action only against the business which had served alcoholic beverages to a minor or to an individual known to be habitually addicted to alcohol. The Company is generally self-insured for liability claims, with major losses partially covered by third-party insurance carriers. The extent of this coverage varies by year. The Company currently has no dram shop cases pending. For further discussion see the section headed Legal Proceedings on page 14 of the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2002. The Company accrues for potential uninsured losses based upon estimates received from legal counsel and its historical experience, when uninsured claims are pending. Such accrual is included in the "Accounts payable and accrued expenses". See Note 6 in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2002.



    During fiscal year 2000, the Company was served with several complaints alleging violations of the American with Disabilities Act ("ADA"), at all of its locations. The lawsuits included the restaurants owned by limited partnerships and franchises. The sudden influx of lawsuits alleging ADA violations was due to the fact that it was anticipated at the time that the ADA was going to be amended to include a provision requiring plaintiffs to provide the potential defendant with 90 days notice of ADA violations prior to filing suit, during which time the violations may be corrected. The amendment has not yet been enacted and as of now, the ADA still has no notice provision and the first time the Company received notice of any ADA violations was when it was served with a copy of the complaint. Of the law suits filed, only a few have been actively pursued. The Company has retained an ADA expert who has inspected locations involved in the active lawsuits, including the limited partnerships and franchises, and provided a report setting forth ADA violations which need to be corrected. It is the Company's intent to correct ADA violations noted by its ADA expert and then vigorously defend the lawsuits arguing that the locations are in compliance. During fiscal year 2001 and fiscal year 2002, the Company, including three (3) of its franchises, settled all active lawsuits alleging ADA violations.




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


                           Dec. 28  Sep. 28  Dec. 29   Note
                            2002     2002    2001     Numbers
                           -------  -------  -------  -------
Combination package
 and restaurant             4        4         4
Restaurant only             7        7         8  (1)(2)(3)
Package store only          4        4         4  (4)(5)(6)
Clubs                       1        1         1
                           -------  -------  -------
Total Company operated units 16     16        17

Franchised units              7      7         7  (7)

(9) INVESTMENTS

Investmenst in equity securities that have readily determinable fair values are classified and accounted for as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of accumulative other comprehensive income. Realized gains and losses are calculated based on the specific identification method and recorded in "other income" on the income statement. At December 28, 2002 fair value approximated cost.


Notes:
------

(1) During the third quarter of fiscal year 2001, a limited partnership was formed which raised funds through a private offering to purchase the assets of a restaurant in West Miami, Florida, and renovate the same for operation under the "Flanigan's Seafood Bar & Grill" servicemark. The Company is the general partner and has a 25 percent ownership interest in the partnership. The restaurant opened for business during the first quarter of fiscal year 2002.

(2) During the first quarter of fiscal year 2002, the State of Florida, Department of Transportation, ("DOT"), exercised its right of eminent domain to "take" title to the hotel property upon which a restaurant operated by the Company as general partner of a limited partnership was located. The restaurant closed at the end of business on March 30, 2002 and is not included in the table of units.

(3) During the fourth quarter of fiscal year 2001, a limited partnership was formed with the Company as general partner, which limited partnership entered into a sublease agreement to own and operate an existing restaurant in Weston, Florida. During the fourth quarter of fiscal year 2002, the limited partnership raised funds to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The Company owned 100% of the limited partnership from July 29, 2001 through August 31, 2002 and the operating results were consolidated for financial reporting purposes for fiscal year 2001. Renovations were completed and the restaurant opened for business during the first quarter of fiscal year 2003. This unit is included in the table of units.

(4) During the fourth quarter of fiscal year 2000, the Company entered into a lease agreement for the operation of a package liquor store in Hialeah, Florida. This package liquor store opened for business during the first quarter of fiscal year 2002.

(5) During the fourth quarter of fiscal year 2001, the Company entered into a ground lease for an out parcel in Hollywood, Florida. The Company plans to construct a building on the out parcel, one-half (1/2) of which will be used by the Company for the operation of a package liquor store and the other one-half (1/2) will be subleased by the Company as retail space. The Company expects to receive the required building permits by the end of the second quarter of fiscal year 2003. This unit is not included in the table of units.







(6) During the second quarter of fiscal year 2001, the Company completed renovations to its new corporate offices and relocated to the same. The new corporate offices consist of a two (2) story building, with space set aside on the ground floor for a package liquor store. The Company filed the application for its building permits and expects to have the permits issued by the end of the second quarter of fiscal year 2003. This package liquor store is not included in the table of units.


(7) Since the fourth quarter of 1999, the Company has managed the restaurant for a franchisee. The franchised restaurant is included in the table of units as a restaurant operated by the Company and the franchise is also included as a unit franchised by the Company and in which the Company has an interest.

Liquidity and Capital Resources
-------------------------------

    Cash Flows
    ----------

    The following table is a summary of the Company's cash flows for the first thirteen weeks of fiscal years 2003 and 2002.

                                         Thirteen Weeks Ended
                                         Dec. 28,    Dec. 29,
                                           2002       2001
                                         --------------------
                                           (In Thousands)
Net cash provided by
 operating activities                    $   808  $  (123)
Net cash used in
 investing activities                       (353)    (181)
Net cash used in
 financing activities                        (64)     137

Net Increase (Decrease) in Cash
and Cash Equivalents                         391     (167)

Cash and Cash Equivalents, Beginning         871    1,396

Cash and Cash Equivalents, Ending        $ 1,262  $ 1,229
                                           =====    =====

    On December 19, 2002, the Company declared a cash dividend of 27 cents per share payable on January 30, 2003 to shareholders of record on January 17, 2003.

    On December 13, 2001, the Company declared a cash dividend of 25 cents per share payable on January 17, 2002 to shareholders of record on December 30, 2001.

    On February 14, 2001, the Company declared a cash dividend of 12 cents per share payable on March 17, 2001 to shareholders of record on March 1, 2001.

    On April 30, 2002, the Company purchased 36,000 shares of the
Company's common stock from the Company's Chief Executive Officer at $6.60 per share which was the fair market price as of that date.

Capital Expenditures
--------------------

    The Company had additions to fixed assets of $191,000 during the thirteen weeks ended December 28, 2002 as compared to $183,000 for the thirteen weeks ended December 29, 2001 and $558,000 for the fiscal year ended September 28, 2002.

   All of the Company's units require periodic refurbishing in order to remain competitive. During fiscal year 1992, as cash flow improved, the Company embarked on a refurbishing program which continues through fiscal year 2003. The budget for fiscal year 2003 is $425,000.

Working Capital
---------------

    The table below summarizes the current assets, current liabilities, and working capital for the fiscal quarters ended
December 28, 2002, and December 29, 2001 and the fiscal year ended September 28, 2002.

                                    Dec. 28,  Dec. 29,   Sep. 28,
    Item                             2002      2001       2002
    ----                            -------   -------    -------
                                          (In Thousands)

    Current Assets                 $ 5,667   $ 4,883    $ 4,392
    Current Liabilities              3,364     2,595      1,886
    Working Capital                  2,303     2,288      2,506


    In January of fiscal year 2000, the Company borrowed the sum of $1,000,000 from Bank of America, d/b/a Nations Bank. The promissory note earned interest at prime rate, payable monthly on the outstanding principal balance, with quarterly payments of principal commencing July 1, 2000 at the rate of $50,000 per quarter for 8 quarters, and then at the rate of $75,000 per quarter for 8 quarters, at which time any outstanding principal balance and all accrued interest would have been due in full. The promissory note was secured by a security interest in all assets of the Company, including the office building purchased by the Company. The promissory note was prepaid in full during the fourth quarter of fiscal year 2002.

During the fourth quarter of fiscal year2002, the Company closed on a $456,000 loan from Bank Atlantic, which loan was used to prepay the Company's loan with Bank of America discussed above. The promissory note earns interest at prime rate per annum and is fully amortized over 19 months with equal monthly payments of principal and interest, each with an amount of $19,020.86, commencing August 3, 2002. The promissory note is unsecured and may be prepaid in whole or in part at any time, without penalty, with any prepayments applying against the payments last due on the promissory note.


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

    The $489,000 due from franchises represents funds advanced to the franchises for capital expenditures to the franchised units.
The Company expects these funds to be repaid to the Company prior to the end of fiscal year 2003.



    Legal Matters
    -------------

    See "Litigation" on page 13 of this report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended September 28, 2002 for a discussion of other legal proceedings resolved in prior years.

Results of Operation
--------------------

                                    Thirteen Weeks Ended
                                  Dec. 28,            Dec. 29,
                                    2002                2001
                               Amount  Percent     Amount  Percent
                               ---------------     ---------------
                                           (In Thousands)

Restaurant food sales         $ 2,972   46.56       $ 3,249  49.88
Restaurant bar sales              731   11.45           830  12.74
Package goods sales             2,680   41.99         2,435  37.38
                                -----   -----         -----  -----

Total sales                     6,383  100.00         6,514 100.00

Franchise related revenues        338                   323
Owners fee                         68                    68
Joint venture income               88                   150
Other operating income             70                    87
                                -----                 -----

Total Revenue                 $ 6,947               $ 7,142
                                =====                 =====


   Restaurant food sales represented 46.56% of total sales in the thirteen weeks of fiscal year 2003 as compared to 49.88% of total sales in the thirteen weeks of fiscal year 2002. The percentage decrease is accounted for by the consolidation of food sales from the restaurant in Weston, Florida for the thirteen weeks ended December 29, 2001, which did not occur in the thirteen weeks ended December 28, 2002. The weekly average of same store restaurant food sales were $213,535 and $212,634 for the thirteen weeks ended December 28, 2002 and December 29, 2001, respectively, an increase of less than 1%.

   Restaurant bar sales represented 11.45% of total sales in the thirteen weeks of fiscal year 2003 as compared to 12.74% of total sales in the thirteen weeks of fiscal year 2002. The percentage decrease is accounted for by the consolidation of restaurant bar sales from the restaurant in Weston, Florida for the thirteen weeks ended December 29, 2001, which did not occur in the thirteen weeks ended December 28, 2002. The weekly average of same store restaurant bar sales were $56,212 and $52,898 for the thirteen weeks ended December 28, 2002 and December 29, 2001, respectively, an increase of 6.3%.

   Package goods sales represented 41.99% of total sales in the thirteen weeks of fiscal year 2003, as compared to 37.38% of total sales in the thirteen weeks of fiscal year 2001. The percentage increase is attributed to the consolidation of the restaurant food and bar sales of the Weston, Florida location for the thirteen weeks ended December 29, 2001, which did not occur in the thirteen weeks ended December 28, 2002. and the operation of an additional package goods store for the entire thirteen weeks of the fiscal year ended December 28, 2002 as compared with only three weeks for the thirteen weeks ended December 29, 2001. The weekly average of same store package goods sales were $194,032 and $185,987 for the thirteen weeks ended December 28, 2002 and December 29, 2001, respectively, an increase of 4.3%

    The gross profit margin for restaurant sales was 65.70% and 65.65% for the thirteen weeks ended December 28, 2002 and December 29, 2001, respectively.

   The gross profit margin for package goods stores was 27.16% and 27.69% for the thirteen weeks ended December 28, 2002 and December 29, 2001, respectively.

   Franchise related revenues were $338,000 and $323,000 for the thirteen weeks ended December 28, 2002 and December 29, 2001 respectively, an increase of 4.6%.

   The owners fee was $68,000 and $68,000 for the thirteen weeks ended December 28, 2002 and December 29, 2001 respectively.



   Joint venture income was $88,000 and $150,000 for the thirteen weeks ended December 28, 2002 and December 29, 2001 respectively, a decrease of 41.3%. The decrease for the thirteen week period is the result of the closing of a joint venture restaurant on March 30, 2002 due to eminent domain proceedings.


Operating Costs and Expenses
----------------------------

   Operating costs and expenses were $6,407,000 and $6,569,000 for the thirteen weeks ended December 28, 2002 and December 29, 2001 respectively, an decrease of 2.5%. The decrease is accounted for by the consolidation of the restaurant located in Weston, Florida for the thirteen weeks ended December 29, 2001, which did not occur in the thirteen weeks ended December 28, 2002.

   Payroll and related costs, which includes workers compensation insurance and health insurance were $1,809,000 and $1,889,000 for the thirteen weeks ended December 28, 2002 and December 29, 2001 respectively, an decrease of 4.2%. The decrease is accounted for by the consolidation of the restaurant located in Weston, Florida for the thirteen weeks ended December 29, 2001 which did not occur in the thirteen weeks ended December 28, 2002.

   Occupancy costs which include rent, common area maintenance, repairs and taxes were $230,000 and $330,000 for the thirteen weeks ended December 28, 2002 and December 29, 2001 respectively, a
decrease of 30.3%.    The decrease in the thirteen weeks ended
December 28, 2002 is accounted for by to the consolidation of the restaurant located in Weston, Florida for the thirteen weeks ended December 31, 2001 and additional percentage rent paid on two stores during the thirteen weeks ended December 29, 2001, which did not occur in the thirteen weeks ended December 28, 2002.

   Selling, general and administrative expenses were $1,146,000 and $1,189,000 for the thirteen weeks ended December 28, 2002 and December 29, 2001 respectively, a decrease of 3.6%. The decrease in selling, general and administrative expenses is accounted for by the consolidation of the restaurant located in Weston, Florida for the thirteen weeks ended December 29, 2001, which did not occur in the thirteen weeks ended December 28, 2002.









   The Company's significant accounting policies are more fully described in Note 1 to the Company's consolidated financial statements located in Item 8 of the Annual Report on Form 10-K.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. The Company believes that the following critical accounting policy is subject to estimates and judgments used in the preparation of its consolidated financial statements;

   Deferred tax assets result primarily from timing differences relating to depreciation and tip credits. The calculations are reviewed periodically by management and are adjusted as the assumptions or conditions indicate.

 QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does hold market risk sensitive instruments for investment purposes. The Company also recognizes market risk from interest rate exposure.

Market Risk - Investments
-------------------------

     In the quarter ended December 28, 2002, the Company began an investment program to accumulate funds to satisfy debt in the future. The Company made an investment in an equity security which is subject to market risk. To the extent that market price declines will have a negative impact of the value of the investment. There is no assurance that market price will increase or decrease in the next year.

     At September 28, 2002, the Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have negative effect on the Company's earnings. In addition, the Company incurs interest charges on debt at variable rates, which to the extent the Company that the Company has not entered into interest rate swap agreements to hedge this risk. could negatively impact the Company's earnings. There is no assurance that interest rates will increase or decrease over the next fiscal year.

 CONTROLS AND PROCEDURES

     We maintain controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission ("SEC") rules and forms, and (2) that this information is accumulated and communicated to our management including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

     In January 2003, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

     In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our January 2003 evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.



Trends
------

   During the next twelve months management expects same store sales to remain level with an increase in gross profit due to improved terms in the Company's contract with its major supplier. With the opening of the joint venture restaurant in the second quarter of fiscal year 2003, management expects an increase in joint venture income for the balance of fiscal year 2003. Management also expects a moderate increase in operating expenses for the balance of fiscal year 2003, resulting in a modest increase in the Company's earnings for fiscal year 2003.


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

                      FLANIGAN'S ENTERPRISES, INC.

                      /s/Joseph G. Flanigan
                      -------------------------------------------
                      JOSEPH G. FLANIGAN, Chief Executive Officer

Date 2/11/03
     -------

                      /s/Edward A. Doxey
                      -------------------------------------------
                      EDWARD A. DOXEY, Chief Financial Officer

Date 2/11/03
     -------














                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Flanigan's Enterprises, Inc. (the "Company") on Form 10-Q for the period ended December 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph G. Flanigan, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:
    1.) This Report fully complies with the requirements of section
        13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2.) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.

/s/ Joseph G. Flanigan
----------------------
Joseph G. Flanigan
Chief Executive Officer
February 11, 2003

                            CERTIFICATION PURSUANT TO

                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Flanigan's Enterprises, Inc. (the "Company") on Form 10-Q for the period ended December 28, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward A. Doxey, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:
    1.) The Report fully complies with the requirements of section
        13(a) or 15 (d) of the Securities Exchange Act of 1934; and

    2.) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.


/s/  Edward A. Doxey
--------------------
Edward A. Doxey
Chief Financial Officer
February 11, 2003

                            CERTIFICATION PURSUANT TO
                            18 U. S. C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Joseph G. Flanigan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Flanigan's Enterprises, Inc. for the period ended December 28, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                       /s/Joseph G. Flanigan
                                                       ------------------------
                                                       Name: Joseph G. Flanigan
                                                       Chief Executive Officer
                                                       Date: February 11, 2003






                            CERTIFICATION PURSUANT TO
                            18 U. S. C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Edward A. Doxey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Flanigan's Enterprises, Inc. for the period ended December 28, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                       /s/Edward A. Doxey
                                                       -----------------------
                                                       Name: Edward A. Doxey
                                                       Chief Financial Officer
                                                       Date: February 11, 2003



