Form 10-Q
period 2003-05-19
FLANIGANS ENTERPRISES INC
filed 2003-05-19
CIK 12040

`
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.



                                   FORM 10 -Q




|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 29, 2003

                                       or

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE OF 1934

For the transition period from ________ to ________

Commission File Number I-6836

                          Flanigan's Enterprises, Inc.
             (Exact name of registrant as specified in its charter)

           Florida                                         59-0877638
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No. )

5059 N.E. 18th Avenue, Fort Lauderdale, Florida             33334
      (Address of principal executive offices )           (Zip Code )

Registrant's telephone number, including area code,     (954) 377-1961

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been the subject to such filing requirements for the past 90 days.
Yes  |X|  No |_|

Indicate the number of shares outstanding of each of the issuers classes of Common Stock as of the latest practicable date 1,926,470 as of March 29, 2003.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                 MARCH 29, 2003

PART  I. FINANCIAL INFORMATION

1.    UNAUDITED CONDENSED FINANCIAL STATEMENTS

      Consolidated Summary of Earnings -- For the Thirteen and Twenty Six Weeks ended March 29, 2003 and March 30, 2002.

      Consolidated Balance Sheets -- As of March 29, 2003 and September 28,
      2002.

      Consolidated Statements of Cash Flows for the Twenty Six weeks ended March 29, 2003 and March 30, 2002.

      Notes to Consolidated Financial Statements

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

3.    QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

4.    CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION AND SIGNATURES

5.    Exhibits and Reports on Form 8-K

      (a)   Exhibits

      (b)   Reports on Form 8-K

                          FLANIGAN'S ENTERPRISES, INC.
                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                     (In Thousands Except Per Share Amounts)

                                          Thirteen Weeks            Twenty Six Weeks
                                              Ended                      Ended
                                     Mar. 29       Mar. 30       Mar. 29       Mar. 30
                                       2003          2002          2003          2002
                                       ----          ----          ----          ----
                                                   Restated                    Restated
REVENUES:
Restaurant food sales                $  6,202      $  6,423      $ 11,134      $ 12,279
Restaurant bar sales                    1,653         1,638         2,945         3,239
Package good sales                      2,683         2,580         5,363         5,015
Franchise related revenues                162           231           400           464
Owners fee                                 67            77           135           145
Other operating income                     78            75           165           178
                                     --------      --------      --------      --------
                                       10,845        11,024        20,142        21,320
                                     --------      --------      --------      --------

COSTS AND EXPENSES:
Cost of merchandise sold
   Restaurant and bar                   2,677         2,695         4,813         5,285
Cost of merchandise sold
   Package goods                        2,034         1,884         3,986         3,644
Payroll and related costs               2,888         2,854         5,457         5,855
Occupancy costs                           545           627           975         1,055
Selling, general and
   administrative expenses              1,995         1,586         3,370         3,362
                                     --------      --------      --------      --------
                                       10,139         9,646        18,601        19,201
                                     --------      --------      --------      --------

Income from operations                    706         1,378         1,541         2,119
                                     --------      --------      --------      --------

OTHER INCOME (EXPENSE)
Interest expense on long term
   debt and damages payable               (43)          (36)          (74)          (74)
Minority interest in earnings of
   consolidated joint ventures           (152)         (590)         (464)         (768)
Interest and dividend income               10            16            19            24
Joint venture income                        5            16            22            26
Recognition of deferred revenue             2             1             3             2
Other, net                                 21             6           117            44
                                     --------      --------      --------      --------
                                         (157)         (587)         (377)         (746)
                                     --------      --------      --------      --------
Income before income taxes                549           791         1,164         1,373

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                     (In Thousands Except Per Share Amounts)

                                   (Continued)

                                     Thirteen  Weeks       Twenty Six Weeks
                                         Ended                  Ended

                                    Mar. 29    Mar. 30    Mar. 29      Mar 30
                                     2003       2002       2003         2002
                                     ----       ----       ----         ----
PROVISION FOR INCOME TAXES           $ 127      $ 168      $ 268       $  302
                                     -----      -----      -----       ------

         Net Income                  $ 422      $ 623      $ 896       $ 1071
                                     =====      =====      =====       ======


                                       For The Thirteen Weeks Ended
                                  Mar. 29, 2003                    Mar. 30, 2002
                       Numerator   Denominator    EPS      Numerator   Denominator    EPS
                       ---------   -----------    ----     ---------   -----------   -----
Basic EPS               422,000     1,926,470     $.22     623,000     1,959,869     $.32

Effective/ dilutive
Stock Options                          35,412                             37,564
                        -------     ---------     ----     -------     ---------     ----
   Diluted EPS          422,000     1,961,882     $.22     623,000     1,997,433     $.31
                        -------     ---------     ----     -------     ---------     ----

                                      For The Twenty Six Weeks Ended
                                 Mar. 29, 2003                       Mar. 30, 2002
                      Numerator   Denominator     EPS      Numerator    Denominator     EPS
                      ---------   -----------     ----     ---------    -----------    ----

Basic  EPS             896,000     1,926,470      .47      1,071,000     1,959,869     $.55

Effective/dilutive
Stock Options                         33,130                                27,173
                       -------     ---------      ---      ---------     ---------     ----
Diluted EPS            896,000     1,959,600      .46      1,071,000     1,987,042     $.54
                       -------     ---------      ---      ---------     ---------     ----

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                MARCH 29, 2003 (UNAUDITED) AND SEPTEMBER 28, 2002
                                 (In Thousands)

                                     ASSETS

                                                     MARCH 29      SEPTEMBER 28
                                                       2003            2002
                                                     --------      ------------
                                                                    (Restated)

Cash and cash equivalents                            $ 2,194         $ 1,143
Notes and mortgages receivable,
    current maturities, net                               55              85
Due from franchisees                                     130             156
Other receivables                                        186             795
Inventories                                            1,506           1,422
Refundable deposit, major supplier                     1,209             979
Marketable securities                                    149              --
Prepaid expenses                                         756             535
Deferred tax asset                                       239             239
                                                     -------         -------
         Total Current Assets                          6,424           5,354
                                                     -------         -------

Property and Equipment                                11,643          10,514
                                                     -------         -------

Investments in Joint Ventures                            148             142
                                                     -------         -------

Other Assets:
  Liquor licenses, net                                   341             347
  Notes and mortgages receivable, net                    158             167
  Deferred tax asset                                     248             248
  Other                                                  277             595
                                                     -------         -------
         Total Other Assets                            1,024           1,357
                                                     -------         -------
         Total Assets                                $19,239         $17,367
                                                     =======         =======

                  FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                MARCH 29, 2003 (UNAUDITED) AND SEPTEMBER 28, 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                                    MARCH 29      SEPTEMBER 28,
                                                      2003            2002
                                                    --------      -------------
                                                                   (Restated)
Current Liabilities:
  Accounts payable and accrued expenses             $  2,840        $  1,905
  Due to franchisees                                     185              49
  Current portion of long term debt                      311             345
  Deferred revenue                                        73              75
                                                    --------        --------
        Total Current Liabilities                      3,409           2,374
                                                    --------        --------

Long Term Debt, Net of Current
   Maturities                                          1,437           1,593
                                                    --------        --------
Minority Interest in Consolidated
    Joint Ventures                                     4,060           3,443
                                                    --------        --------

Stockholders' Equity:
    Common stock, 5,000,000 shares
    authorized, 4,197,642 shares issued                  420             420
    Capital in excess of par value                     6,103           6,103
    Retained earnings                                  9,123           8,747
    Less: Treasury stock, at cost
    2,271,172 shares at September 28, 2002
    and March 29, 2003                                (5,313)         (5,313)
                                                    --------        --------
         Total Stockholders' Equity                   10,333           9,957
                                                    --------        --------

         Total Liabilities and
         Stockholders' Equity                       $ 19,239        $ 17,367
                                                    ========        ========

                 See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

        FOR THE TWENTY SIX WEEKS ENDED MARCH 29, 2003 AND MARCH 30, 2002
                                 (In Thousands)


                                                                             Mar. 29      Mar. 30
                                                                               2003        2002
                                                                             -------      -------
                                                                                        (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $   896      $ 1,071
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization of
       property, equipment and capital
       leases                                                                    635          526
   Minority interest in earnings of
   consolidated joint venture                                                    464          768
   Recognition of deferred revenue                                                (2)          (2)
   Joint venture income                                                          (22)         (26)
   Gain on sale of liquor license                                                 --           (8)

   Changes in assets and liabilities:
      (Increase)  decrease in:
           Inventories                                                           (84)        (146)
           Prepaid expenses                                                     (221)          74
           Due from franchises                                                    26         (385)
           Deposit with supplier                                                (230)          --
           Other receivables                                                     609          642
           Other assets                                                          304         (117)
     Increase (decrease) in:
            Accounts payable and accrued expenses                                935           43
            Due to franchises                                                    136          (49)
                                                                             -------      -------

            Net cash provided by
   operating activities                                                        3,446        2,391

                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

            FOR THE 26 WEEKS ENDED MARCH 29, 2003 AND MARCH 30, 2002
                                 (In Thousands)

                                                        MARCH 29       MARCH 30
                                                          2003           2002
                                                        --------       --------
                                                                      (Restated)
CASH FLOWS FROM INVESTING ACTIVITIES:
         Collections on notes and mortgages
           receivable                                        39            (2)
         Distributions from joint ventures                   16            --
         Additions to property and equipment             (1,744)       (1,282)
         Additions to notes and mortgages
            receivable                                       --          (158)
         Acquisition of marketable securities              (149)           --
         Sale of liquor license                              --            45
         Acquisition of liquor license                       --          (109)
                                                        -------       -------
                  Net cash (used in) investing
                  activities                             (1,838)       (1,506)
                                                        -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on long term debt                        (190)         (184)
         Proceeds from joint venture interest             1,149         1,485
         Payment on damages payable on
           terminated or rejected leases                     --          (105)
         Payment of cash dividend                          (520)         (499)
         Distributions to joint venture
           minority partners                               (996)       (1,891)
         Exercise of stock option                            --           235
         Payment of notes receivable on sale
           of  common stock                                  --            19
                                                        -------       -------
                  Net cash (used in) financing
                  activities                               (557)         (940)
                                                        -------       -------
NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                               1,051           (55)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                 1,143         1,549
                                                        -------       -------
CASH AND  EQUIVALENTS, END OF PERIOD                    $ 2,194       $ 1,494
                                                        =======       =======

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 29, 2003

(1)   PETITION IN BANKRUPTCY:

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

(2)   BASIS OF PRESENTATION:

      The financial information for the periods ended March 29, 2003, and March 30, 2002 is unaudited. Financial information as of September 28, 2002 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Amended Annual Report on Form 10- KA for the year ended September 28, 2002. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(5)   FRANCHISE PROGRAM:

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

All existing franchisees who operate restaurants under the "Flanigan's Seafood Bar and Grill' or other authorized service marks have executed franchise agreements.

(6)   INVESTMENT IN JOINT VENTURES:

      Subsequent to September 28, 2002, the Company determined that all but one joint venture discussed below should be consolidated by virtue of control as evidenced by general partnership interests held by the Company. As a result, the Company has restated the accompanying consolidated financial statements to reflect the joint ventures in which they have a general partnership interest on a consolidated basis rather than utilizing the equity method as previously filed. The restatement resulted in no change to net income or the related earnings per share information.

      Miami, Florida

      The Company operated a restaurant in Miami, Florida under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a limited partnership agreement through the end of the second quarter of fiscal year 2002. The Company acts as the general partner and owned a fifty percent limited partnership interest. The State of Florida, Department of Transportation, ("DOT") exercised its right of eminent domain to "take" the hotel property upon which this restaurant was located and the restaurant was closed as of the end of business on March 30, 2002. The Company, as general partner of the limited partnership, pursued a claim for the "taking" of the restaurant, including its furniture, fixtures and equipment, against the DOT, and an apportionment claim against the owner of the hotel property. The limited partnership received the sum of $700,000 from the owner of the hotel property as compensation for its possessory rights to the restaurant premises and its share of the compensation paid by the DOT for its furniture, fixtures and equipment pursuant to a Stipulated Final Judgment between the DOT and the owner of the hotel property, ("Stipulated Final Judgment"). The settlement resulted in a gain on disposition of approximately $459,000 during the third quarter of fiscal year 2002. The unrelated joint venture partner received $350,000 in full settlement of their interest and the Company now controls 100% of the partnership. The limited partnership reserved its right to seek additional compensation from the DOT for (1) its claim for the value of its furniture, fixtures and equipment located in the restaurant which were not paid for in the Stipulated Final Judgment; (2) its claim for the value of its furniture, fixtures and equipment above and beyond the value paid by the DOT in the Stipulated Final Judgment; and (3) any other rights reserved to the limited partnership in the Stipulated Final Judgment. During the second quarter of fiscal year 2003, the Company settled its claim for additional compensation from the DOT for $27,000, including statutory relocation expenses and anticipates receiving an award of $10,000 from the DOT as reimbursement of expenses incurred by the Company during the eminent domain proceedings. The Company expects to receive the final payment, ($37,000), during the third quarter of fiscal 2003. The results of operations of this restaurant have been consolidated with the Company's operations for the periods ended March 29, 2003 and March 30, 2002.

      Fort Lauderdale, Florida

      The Company has a franchise agreement with a limited partnership which operates a restaurant in Fort Lauderdale, Florida. The Company owns a twenty five percent limited partnership interest in the franchise. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors. The results of operations of its restaurant have not been consolidated with the Company operations for the periods ended March 29, 2003 and March 30, 2002.

      Surfside, Florida

      The Company operates a restaurant in Surfside, Florida under the "Flanigan's Seafood Bar and Grill" servicemark, pursuant to a limited partnership agreement. The Company acts as general partner and also owns a forty two percent limited partnership interest. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors. The results of operations of this restaurant have been consolidated with the Company's operations for the periods ended March 29, 2003 and March 30, 2002.

      Kendall, Florida

      The Company operates a restaurant in Kendall, Florida under the "Flanigan's Seafood Bar and Grill" servicemark, pursuant to a limited partnership agreement. The Company acts as general partner and also owns a forty percent limited partnership interest. Other related parties, including, but not limited to officers and directors of the Company and their families are also investors. The results of operations of this restaurant have been consolidated with the Company's operations for the periods ended March 29, 2003 and March 30, 2002.

      West Miami, Florida

      During the third quarter of fiscal year 2000, the Company, as agent for a limited partnership to be formed, entered into a contract to purchase an existing restaurant location in West Miami, Florida to renovate and operate under the "Flanigan's Seafood Bar and Grill" servicemark. The funds necessary for this joint venture were raised through a private offering. The Company acts as general partner and also owns a twenty five percent limited partnership interest. Of its twenty five percent limited partnership interest, the Company received 6.36% of its limited partnership interest as a bonus and as compensation for advancing funds prior to receiving zoning approval for its intended use and its limited guaranty of the lease for the business premises. Other related parties including, but not limited to officers and directors of the Company and their families are also investors. The sale was closed during the third quarter of fiscal year 2001, and the restaurant opened for business during the first quarter of fiscal year 2002. The results of operations of this restaurant have been consolidated with the Company's operations for the periods ended March 29, 2003 and March 30, 2002.

      Weston, Florida

      During the fourth quarter of fiscal year 2001, a limited partnership was formed with the Company as general partner, which limited partnership entered into a sublease agreement to own and operate an existing restaurant in Weston, Florida. The Company, as general partner, operated this restaurant under its existing servicemark from August, 2001 through July, 2002. During the fourth quarter of fiscal year 2002, the limited partnership began raising funds to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The restaurant opened for business during the second quarter of fiscal year 2003. The Company continues to act as general partner and also owns a twenty eight percent limited partnership interest. Other related parties, including but not limited to officers and directors of the Company and their families are also investors. The results of operations of this restaurant were consolidated with the Company's operations for the fiscal year ended September 28, 2002, have been consolidated with the Company's operations for the periods ended March 30, 2002 and March 29, 2003.

(7)   INCOME TAXES:

      Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards and tax credits to the extent that realization of said tax benefits is more likely than not. The deferred tax asset was $487,000 as of March 29, 2003 and September 28, 2002.

(8)   COMMITMENTS AND CONTINGENCIES:

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

      Certain states have "liquor liability" laws which allow a person injured by an "intoxicated person" to bring a civil suit against the business (or social host) who served intoxicating liquors to an already "obviously intoxicated person", know as "dram shop" claims. Florida has restricted its dram shop claims by statute, permitting persons injured by an "obviously intoxicated person" to bring court action only against the business which had served alcoholic beverages to a minor or to an individual known to be habitually addicted to alcohol. The Company is generally self-insured for liability claims, with major losses partially covered by third-party insurance carriers. The extent of this coverage varies by year. The Company currently has no dram shop cases pending. For further discussion see the section headed Legal Proceedings on page 14 of the Company's Amended Annual Report on Form 10-KA for the fiscal year ended September 28, 2002. The Company accrues for potential uninsured losses based upon estimates received from legal counsel and its historical experience, when uninsured claims are pending. Such accrual is included in the "Accounts payable and accrued expenses". See Note 6 in the Company's Amended Annual Report on Form 10-KA for the fiscal year ended September 28, 2002.

      During fiscal year 2000, the Company was served with several complaints alleging violations of the American with Disabilities Act ("ADA"), at all of its locations. The lawsuits included the restaurants owned by limited partnerships and franchises. The sudden influx of lawsuits alleging ADA violations was due to the fact that it was anticipated at the time that the ADA was going to be amended to include a provision requiring plaintiffs to provide the potential defendant with 90 days notice of ADA violations prior to filing suit, during which time the violations may be corrected. The amendment has not yet been enacted and as of now, the ADA still has no notice provision and the first time the Company received notice of any ADA violations was when it was served with a copy of the complaint. Of the lawsuits filed, only a few have been actively pursued. The Company has retained an ADA expert who has inspected locations involved in the active lawsuits, including the limited partnerships and franchises, and provided a report setting forth ADA violations which need to be corrected. It is the Company's intent to correct ADA violations noted by its ADA expert and then vigorously defend the lawsuits arguing that the locations are in compliance. During fiscal year 2001 and fiscal year 2002, the Company, including three (3) of its franchises, settled all active lawsuits alleging ADA violations.

(9) INVESTMENTS
    -----------

      Investments in equity securities that have readily determinable fair values are classified and accounted for as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income. Realized gains and losses are calculated based on the specific identification method and recorded in "other income" on the income statement. At March 29, 2003 fair value approximated cost.

2.    MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
      OPERATIONS:

      The Company owns and /or operates full service restaurants, package liquor stores and an entertainment oriented club (collectively the "units"). The Company had interests in seven additional units which have been franchised by the Company. The table below sets out the changes, if any, in the type and number of units being operated.

                                  Mar.29     Sept. 28     Mar 30        Note
                                   2003        2002        2002        Numbers
                                  ------     --------     ------       -------
Combination package
  and restaurant                     4          4            4
Restaurant only                      7          7            8       (1) (2) (3)
Package store only                   4          4            4       (4) (5) (6)
Clubs                                1          1            1
                                   ---        ---          ---

Total Company operated units        16         16           17

Franchised units                     7          7            7               (7)

Notes:

(1) During the third quarter of fiscal year 2001, a limited partnership was formed which raised funds through a private offering to purchase the assets of a restaurant in West Miami, Florida, and renovate the same for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company is the general partner and has a 25 percent ownership interest in the partnership. The restaurant opened for business during the first quarter of fiscal year 2002.

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

(5) During the fourth quarter of fiscal year 2001, the Company entered into a ground lease for an out parcel in Hollywood, Florida. The Company plans to construct a building on the out parcel, one-half (1/2) of which will be used by the Company for the operation of a package liquor store and the other one- half (1/2) will be subleased by the Company as retail space. The Company received the required building permits subsequent to the end of the second quarter of fiscal year 2003, and anticipates the package liquor store opening for business prior to the end of fiscal year 2003. This unit is not included in the table of units

(6) During the second quarter of fiscal year 2001, the Company completed renovations to its new corporate offices and relocated to the same. The new corporate offices consist of a two (2) story building, with space set aside on the ground floor for a package liquor store. The Company filed an application for its building permits and expects to have the permits issued by the end of the second quarter of fiscal year 2003. This package liquor store is not included in the table of units.

(7) Since the fourth quarter of 1999, the Company has managed the restaurant for a franchisee. The franchised restaurant is included in the table of units as a restaurant operated by the Company and the franchise is also included as a unit franchised by the Company and in which the Company has an interest.


Results of Operations

                                            Thirteen Weeks Ended
                                       Mar. 29,              Mar. 30,
                                        2003                   2002
                                Amount      Percent     Amount      Percent
                               -------      ------      ------      -------
                                (In Thousands)         (In Thousands)

Restaurant food sales          $ 6,202       58.85     $ 6,423      60.36
Restaurant bar sales             1,653       15.69       1,638      15.39
Package goods sales              2,683       25.46       2,580      24.25
                               -------      ------     -------     ------

Total sales                    $10,538      100.00     $10,641     100.00

Franchise related revenues         162                     231
Owners fee                          67                      77
Other operating income              78                      75
                               -------                 -------

Total Revenue                  $10,845                 $11,024
                               =======                 =======


                                             Twenty Six Weeks Ended
                                       Mar. 29,                Mar. 30,
                                         2003                    2002
                                Amount       Percent    Amount         Percent
                               -------       -------   -------         --------
                               (In Thousands)           (In Thousands)

Restaurant food sales          $11,134        57.27    $12,279          59.80
Restaurant bar sales             2,945        15.15      3,239          15.78
Package goods sales              5,363        27.58      5,015          24.42
                               -------       ------    -------         ------

Total sales                    $19,442       100.00    $20,533         100.00

Franchise related revenues         400                     464
Owners fee                         135                     145
Other operating income             165                     178
                               -------                 -------
Total Revenue                  $20,142                 $21,320
                               =======                 =======

      Restaurant food sales represented 58.85% and 57.27% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2003, respectively as compared to 60.36% and 59.80% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2002 respectively. The weekly average of same store restaurant food sales were $397,962 and $396,222 for the twenty six weeks, ended March 29, 2003 and March 30. 2002, respectively, an increase of less than 1.0%. The weekly average of same store restaurant food sales were $417,338 and $419,892 for the thirteen weeks ended March 29, 2003 and March 30, 2002, respectively, a decrease of less than 1.0%.

      Restaurant bar sales represented 15.69% and 15.15% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2003, respectively, as compared to 15.39% and 15.78% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2002, respectively. The weekly average of same store restaurant bar sales were $104,436 and $101,549 for the twenty six weeks ended March 29, 2003 and March 30, 2002, respectively, an increase of 2.8%. The weekly average of same store restaurant bar sales were $109,979 and $ 102,085 for the thirteen weeks ended March 29, 2003 and March 30, 2002 respectively, an increase of 7.7%.

      Package goods sales represented 25.46% and 27.58% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2003, respectively, as compared to 24.25% and 24.42% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2002, respectively. The weekly average of same store package goods sales were $192,057 and $180,888 for the twenty six weeks ended March 29, 2003 and March 30, 2002, respectively, an increase of 6.2%. The weekly average of same store package good sales were $188,602 and $181,873 for the thirteen weeks ended March 29, 2002 and March 30, 2002 respectively, an increase of 3.7%.

      The gross profit margin for restaurant sales was 65.92% and 66.57% for the thirteen weeks ended March 29, 2003 and March 30, 2002, respectively. The gross profit margin for the restaurant sales was 65.82% and 65.94% for the twenty six weeks ended March 29, 2003 and March 30, 2002, respectively.

      The gross profit margin for package goods stores was 24.2% and 27.0% for the thirteen weeks ended March 29, 2003 and March 30, 2002, respectively. The gross profit margin for package good sales was 25.7% and 27.3% for the twenty six weeks ended March 29, 2003 and March 30, 2002, respectively.

      Franchise related revenues were $162,000 and $231,000 for the thirteen weeks ended March 30, 2003 and March 30, 2002 respectively, a decrease of 29.9%. Franchise related revenues were $400,000 and $464,000 for the twenty six weeks ended March 29, 2003 and March 30, 2002 respectively, a decrease of 13.8%.

      The owners fee was $67,000 and $77,000 for the thirteen weeks ended March 29, 2003 and March 30, 2002 respectively, a decrease of 13.0%. The owners fee was $135,000 and $145,000 for the twenty six weeks ended March 29, 2003 and March 30, 2002 respectively, a decrease of 6.9%.

      Joint venture income was $5,000 and $16,000 for the thirteen weeks ended March 29, 2003 and March 30, 2002 respectively, a decrease of 68.8%. Joint venture income was $22,000 and $26,000 for the twenty six weeks ended March 29, 2003 and March 30, 2002 respectively, a decrease of 15.4%.

Operating Costs and Expenses

      Operating costs and expenses were $ 10,139,000 and $9,646,000 for the thirteen weeks ended March 29, 2003 and March 30, 2002 respectively, an increase of 5.1%. Operating costs and expenses were $18,601,000 and $19,201,000 for the twenty six weeks ended March 29, 2003 and March 30, 2002, a decrease of 3.1%.

      Payroll and related costs, which includes workers compensation insurance and health insurance were $2,888,000 and $2,854,000 for the thirteen weeks ended March 29, 2003 and March 30, 2002 respectively, an increase of 1.2%. Payroll and related costs which includes workmens compensation insurance and health insurance were $5,457,000 and $5,855,000 for the twenty six weeks ended March 29, 2003 and March 30, 2002, respectively, a decrease of 6.8%.

      Occupancy costs which include rent, common area maintenance, repairs and taxes were $545,000 and $627,000 for the thirteen weeks ended March 29, 2003 and March 30, 2002 respectively, a decrease of 13.17%. Occupancy costs which include rent, common area maintenance, repairs and taxes were $975,000 and $1,055,000 for the twenty six weeks ended March 29, 2003 and March 30, 2002, respectively, a decrease of 7.6%

      Selling, general and administrative expenses were $1,995,000 and $1,586,000 for the thirteen weeks ended March 29, 2003 and March 30, 2002, respectively, an increase of 25.8%. Selling, general and administrative expenses were $3,370,000 and $3,362,000 for the twenty six weeks ended March 29, 2003 and March 30, 2002 respectively, an increase of less than 1%.

Liquidity and Capital Resources

      Cash Flows

      The following table is a summary of the Company's cash flows for the twenty six weeks of fiscal years 2003 and 2002.

                                                         Twenty Six Weeks Ended
                                                        Mar. 29         Mar. 30
                                                          2003            2002
                                                        -------         -------
                                                          (In Thousands)

Net cash provided by
  operating activities                                  $ 3,446         $ 2,391
Net cash used in
  investing activities                                   (1,838)         (1,506)
Net cash used in
  financing activities                                     (557)           (940)
                                                        -------         -------

Net Increase (Decrease) in Cash
and Cash Equivalents                                      1,051             (55)

Cash and Cash Equivalents,  Beginning                     1,143           1,549
                                                        -------         -------

Cash and Cash Equivalents, Ending                       $ 2,194         $ 1,494
                                                        =======         =======

      On December 27, 2002, the Company declared a cash dividend of 27 cents per share payable on January 30, 2003 to shareholders of record on January 13, 2003.

      On December 13, 2001, the Company declared a cash dividend of 25 cents per share payable on January 17, 2002 to shareholders of record on December 30, 2001.

Capital Expenditures

      The Company had additions to fixed assets of $1,744,000 during the twenty six weeks ended March 29, 2003 as compared to $1,282,000 for the twenty six weeks ended March 30, 2002 and $ 975,000 for the fiscal year ended September 28, 2002.

      All of the Company's units require periodic refurbishing in order to remain competitive. During the fiscal year 1992, as cash flow improved, the Company embarked on a refurbishing program which continues through fiscal year 2003. The budget for fiscal year 2003 is $425,000.

Working Capital

      The table below summarizes the current assets, current liabilities, and working capital for the fiscal quarters ended March 29, 2003, and March 30, 2002 and the fiscal year ended September 28, 2002.

                                    Mar. 29,        Mar. 30,        Sept. 28,
     Item                             2003            2002            2002
                                    -------         -------         --------
                                                (In Thousands)

Current Assets                       $6,424          $4,945          $5,354
Current Liabilities                   3,409           2,477           2,374
Working Capital                       3,015           2,468           2,980

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

      During the fourth quarter of fiscal year 2002, the Company closed on a $456,000 loan from Bank Atlantic, which loan was used to prepay the Company's loan with Bank of America discussed above. The promissory note earns interest at prime rate per annum and is fully amortized over 19 months with equal monthly payments of principal and interest each in the amount of $19,021, commencing August 3, 2002. The promissory note is unsecured and may be prepaid in whole or in part at any time, without penalty, with any prepayments applying against the payments last due on the promissory note.

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

      The $130,000 due from franchises represents funds advanced to the franchises for capital expenditures to the franchised units. The Company expects these funds to be repaid to the Company prior to the end of fiscal year 2003.

Legal Matters

      See "Litigation" on page 13 of this report and Item 1 and Item 3 to Part 1 of the Amended Annual Report on Form 10-K A for the fiscal year ended September 28, 2002 for a discussion of other legal proceedings resolved in prior years.


                                       19
`

Trends

      During the next twelve months management expects same store sales to remain level with an increase in gross profit due to improved terms in the Company's contract with its major supplier. Management also expects a moderate increase in operating expenses for the balance of fiscal year 2003, resulting in a modest increase in the Company's earnings for fiscal year 2003.


CRITICAL ACCOUNTING POLICIES

      The Company's significant  accounting policies are more fully described in
Note 1 to the Company's consolidated financial statements located in Item 8 of the Amended Annual Report on Form 10-KA. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. The Company believes that the following critical accounting policy is subject to estimates and judgments used in the preparation of its consolidated financial statements.

      Deferred tax assets result primarily from timing differences relating to depreciation and tip credits. The calculations are reviewed periodically by management and are adjusted as the assumptions or conditions indicate.

3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company does hold market risk sensitive instruments for investment purposes. The Company also recognizes market risk from interest rate exposure.

      Market Risk - Investments

      In the quarter ended December 28, 2002, the Company began an investment program to accumulate funds to satisfy debt in the future. The Company made an investment in an equity security which is subject to market risk. To the extent that market price declines will have a negative impact of the value of the investment. At March 29, 2003, the fair value of the equity security was approximately equal to its costs. There is no assurance that market price will increase or decrease in the next year.

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

      The Company has two debt arrangements which have variable interest rates. One of these instruments, which is a mortgage note the Company has etered into for an interest rate swap agreement to hedge the interest rate risk. The other debt instrument has an outstanding principal balance at September 28, 2002 of $418,000. Even if interest rates increased by 10%, results of operations would be reduced by only $2,000, an amount management considers immaterial.

4. CONTROLS AND PROCEDURES

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

                                     FLANIGAN'S ENTERPRISES, INC.

                                     -------------------------------------------
                                     JOSEPH G. FLANIGAN, Chief Executive Officer

Date 5/19/03

                                     ------------------------------------------
                                     EDWARD A. DOXEY, Chief Financial Officer

Date 5/19/03

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,   Joseph G. Flanigan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Flanigan's Enterprises, Inc. for the period ended March 29, 2003;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects of the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- and 15d-14) for the registrant and we have:

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

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function);

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


                            /s/
                            -------------------------------------
                            Name: Joseph G. Flanigan
                            Chief Executive Officer
                              Date: May 19, 2003

                            CERTIFICATION PURSUANT TO
                            18 U. S. C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Edward A. Doxey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Flanigan's Enterprises, Inc. for the period ended March 29, 2003;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report ( the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                  /s/
                                  -------------------------------
                                  Name:   Edward A. Doxey
                                  Chief Financial Officer
                                  Date:     May 19, 2003