Form 10-Q/A
period 2003-05-19
FLANIGANS ENTERPRISES INC
filed 2003-05-20
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  FORM 10 -Q/A


|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the period ended December 28, 2002

                                       or

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE OF 1934

For the transition period from ______ to ______

Commission File Number I-6836

                          Flanigan's Enterprises, Inc.
             (Exact name of registrant as specified in its charter)

            Florida                                        59-0877638
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

5059 N.E. 18th Avenue, Fort Lauderdale, Florida             33334
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code,           (954) 377- 1961

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

                               INDEX TO FORM 10-Q/A

                                DECEMBER 28, 2002

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

                          FLANIGAN'S ENTERPRISES, INC.
                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                     (In Thousands Except Per Share Amounts)
                                   (RESTATED)

                                                Thirteen  Weeks  Thirteen Weeks
                                                     Ended           Ended
                                                    Dec.28          Dec. 29
                                                     2002             2001
                                                   --------        --------
REVENUES:
Restaurant food sales                              $  4,932        $  5,856
Restaurant bar sales                                  1,292           1,601
Package good sales                                    2,680           2,435
Franchise related revenues                              238             233
Owners fee                                               68               8
Other operating income                                   87             103
                                                   --------        --------
                                                      9,297          10,296
                                                   --------        --------

COSTS AND EXPENSES:
Cost of merchandise sold
  Restaurant and bar                                  2,136           2,590
Cost of merchandise sold
  Package goods                                       1,952           1,760
Payroll and related costs                             2,569           3,001
Occupancy costs                                         430             428
Selling, general and
   administrative expenses                            1,375           1,776
                                                   --------        --------
                                                      8,462           9,555
                                                   --------        --------
         Income from operations                         835             741
                                                   --------        --------

OTHER INCOME (EXPENSE)
 Interest expense on long term
   debt                                                 (31)            (38)
 Minority interest in earnings
 of  consolidated joint ventures                       (312)           (178)
 Joint venture income                                    17              10
 Interest income                                          9               8
 Recognition of deferred gains                            1               1

Other, net                                               96              38
                                                   --------        --------

         Income before income taxes                     615             582

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                     (In Thousands Except Per Share Amounts)

                                   (Continued)
                                   (RESTATED)
                                               Thirteen Weeks    Thirteen Weeks
                                                   Ended             Ended

                                                  Dec. 28           Dec. 29
                                                    2002              2001
                                                  -------           --------

PROVISION FOR INCOME TAXES                          $141              $134
                                                    ----              ----

         Net Income                                 $474              $448
                                                    ====              ====


                                                    For The Thirteen Weeks Ended
                                          Dec. 28, 2002                             Dec. 29, 2001
                            Numerator      Denominator       EPS       Numerator      Denominator        EPS
                            ---------      -----------       ----      ---------      -----------       ----
Basic EPS                   $474,000        1,926,470        $.25      $448,000        1,924,865        $.23

Effective/ dilutive
Stock Options                                  26,197                                     16,989
                            --------        ---------        ----      --------        ---------        ----
   Diluted EPS              $474,000        1,952,667        $.24      $448,000        1,941,854        $.23
                            --------        ---------        ----      --------        ---------        ----

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

              DECEMBER 28, 2002 (UNAUDITED) AND SEPTEMBER 28, 2002
                                 (In Thousands)
                                   (RESTATED)
                                     ASSETS


                                                  DECEMBER 28      SEPTEMBER 28
                                                     2002              2002
                                                  -----------      ------------

Cash and cash equivalents                          $ 1,700           $ 1,143
Notes and mortgages receivable,
  current maturities, net                               55                85
Due from franchisees                                    --               156
Other receivables                                    1,147               795
Inventories                                          1,749             1,422
Refundable deposit, major supplier                   1,173               979
Marketable securities                                  149                --
Prepaid expenses                                       536               535
Deferred tax asset                                     239               239
                                                   -------           -------
         Total Current Assets                        6,748             5,354
                                                   -------           -------

Property and Equipment                              10,943            10,514
                                                   -------           -------

Investments in Joint Ventures                          174               142
                                                   -------           -------

Other Assets:
Liquor licenses, net                                   331               337
Notes and mortgages receivable, net                    202               167
Deferred tax asset                                     248               248
Other                                                  581               605
                                                   -------           -------
         Total Other Assets                          1,362             1,357
                                                   -------           -------
         Total Assets                              $19,227           $17,367
                                                   =======           =======

                  FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

              DECEMBER 28, 2002 (UNAUDITED) AND SEPTEMBER 28, 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (In Thousands)
                                   (RESTATED)

                                                 DECEMBER 28       SEPTEMBER 28,
                                                     2002              2002
                                                 -----------       -------------

Current Liabilities:
  Accounts payable and accrued expenses            $  2,766         $  1,905
  Common stock dividend payable                         520               --
  Due to franchisees                                      8               49
  Current portion of long term debt                     287              345
         Deferred gains                                  74               75
                                                   --------         --------
              Total Current Liabilities               3,655            2,374

Long Term Debt, Net of Current
   Maturities                                         1,540            1,593
                                                   --------         --------
Minority Interest in Earnings of
   Consolidated Joint Ventures                        4,121            3,443
                                                   --------         --------

Stockholders' Equity:
    Common stock, 5,000,000 shares
    authorized, 4,197,642 shares issued                 420              420
    Capital in excess of par value                    6,103            6,103
    Retained earnings                                 8,701            8,747
    Less: Treasury stock, at cost
    2,271,172 shares at December 28, 2002
       and September 28, 2002                        (5,313)          (5,313)
                                                   --------         --------
         Total Stockholders' Equity                   9,911            9,957
                                                   --------         --------

         Total Liabilities and
         Stockholders' Equity                      $ 19,227         $ 17,367
                                                   ========         ========

                 See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

      FOR THE THIRTEEN WEEKS ENDED DECEMBER 28, 2002 AND DECEMBER 29, 2001
                                 (In Thousands)
                                   (RESTATED)

                                                       DECEMBER 28   DECEMBER 29
                                                          2002          2001
                                                       -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                       $ 474        $ 448
         Adjustments to reconcile net income
         to net cash provided by operating
         activities:
         Depreciation and amortization of
         property, and equipment                            340          252
         Amortization of liquor licenses                     16           16
         Recognition of deferred revenue                     (1)          (1)
         Joint venture income                               (17)         (10)
         Minority interest in earnings
         of consolidated joint venture                      312          178

         Gain on sale of liquor license                      --           (8)


         Changes in assets and liabilities:
            (Increase)  decrease in:
                 Inventories                               (327)        (413)
                 Prepaid expenses                            (1)          59
                 Due from franchises                        156           96
                 Refundable deposit, major supplier        (194)          --
                 Other receivables                         (352)        (175)
                 Other assets                                24         (428)
           Increase (decrease) in:
                  Accounts payable and accrued
                  expenses                                  861         (182)
                  Due to franchises                         (41)          89
                                                          -----        -----

                  Net cash provided by (used in)
                    operating activities                  1,250          (79)
                                                          -----        -----

                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
      FOR THE THIRTEEN WEEKS ENDED DECENBER 28, 2002 AND DECEMBER 29, 2001
                                 (In Thousands)
                                   (RESTATED)

                                                                  DECEMBER 28    DECEMBER 29
                                                                      2002           2001
                                                                 ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Collections on notes and mortgages
           receivable                                                  69              87
         Distributions from joint ventures                             15              10
         Additions to property and equipment                         (799)           (345)
         Purchase  of liquor license                                   --             (37)
         Acquisition of marketable securities                        (149)             --
                                                                  -------         -------

         Net cash used in investing
                  activities                                         (864)           (285)
                                                                  -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on long term debt                                  (111)             86
         Payment on damages payable on
           terminated or rejected leases                               --             (30)
         Proceeds from joint venture interest                        1149              --
         Exercise of stock option                                      --             235
         Distributions to joint venture
           minority partners                                         (867)             --
         Payment of notes receivable on sale
           of  common stock                                            --               7

                                                                  -------         -------
                  Net cash provided by financing
                  activities                                          171             298
                                                                  -------         -------

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                                           557             (66)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                           1,143           1,549
                                                                  -------         -------

CASH AND  EQUIVALENTS, END OF PERIOD                              $ 1,700         $ 1,483
                                                                  =======         =======

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 28, 2002
                                   (Restated)

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

(2)   BASIS OF PRESENTATION:

      The financial information for the periods ended December 28, 2002, and December 29, 2001 are unaudited. Financial information as of September 28, 2002 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10- K for the year ended September 28, 2002. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(6)   INVESTMENT IN JOINT VENTURES:

     Subsequent to December 28, 2002, the Company determined that certain joint ventures in which they had general partnership interests should be consolidated for financial statement reporting. These joint ventures were previously reported on the equity method. As a result, the Company has restated the accompanying financial statements to consolidate those joint ventures in which they have a general partnership interest. The restatement resulted in no change to net income of any period reported or to the related earnings per share amounts, or to stockholders' equity.

      Miami, Florida

      The Company operated a restaurant in Miami, Florida under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a limited partnership agreement through the end of the second quarter of fiscal year 2002. The Company acted as the general partner and owned a fifty percent limited partnership interest. The State of Florida, Department of Transportation, ("DOT") exercised its right of eminent domain to "take" the hotel property upon which this restaurant was located and the restaurant was closed as of the end of business on March 30, 2002. The Company, as general partner of the limited partnership, pursued a claim for the "taking" of the restaurant, including its furniture, fixtures and equipment, against the DOT, and an apportionment claim against the owner of the hotel property. The limited partnership received the sum of $700,000 from the owner of the hotel property as compensation for its possessory rights to the restaurant premises and its share of the compensation paid by the DOT for its furniture, fixtures and equipment pursuant to a Stipulated Final Judgment between the DOT and the owner of the hotel property, ("Stipulated Final Judgment"). The settlement resulted in $459,000 of gain on disposition during the third quarter of fiscal year 2002. The limited partnership has reserved its right to seek additional compensation from the DOT for (1) its claim for the value of its furniture, fixtures and equipment located in the restaurant which were not paid for in the Stipulated Final Judgment; (2) its claim for the value of its furniture, fixtures and equipment above and beyond the value paid by the DOT in the Stipulated Final Judgment; and (3) any other rights reserved to the limited partnership in the Stipulated Final Judgment, which additional compensation will belong solely to the Company. The amount of compensation, if any, cannot be estimated as of this date. The unrelated joint venture partner received $350,000 in full settlement of their interest and the Company controls 100% of the partnership as of September 28, 2002. The results of operations of this restaurant have been consolidated with the Company's operations for the periods ended December 28, 2002 and December 29, 2001.

      Fort Lauderdale, Florida

      The Company has a franchise agreement with a limited partnership which operates a restaurant in Fort Lauderdale, Florida. The Company owns a twenty five percent limited partnership interest in the franchise. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors. The results of operations of this restaurant have been accounted for using the equity method for the period ended December 28, 2002 and December 29, 2001.

      Surfside, Florida

      The Company operates a restaurant in Surfside, Florida under the "Flanigan's Seafood Bar and Grill" servicemark, pursuant to a limited partnership agreement. The Company acts as general partner and also owns a forty two percent limited partnership interest. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors. The results of operations of this restaurant have been consolidated with the Company's operations for the periods ended December 28, 2002 and December 29, 2001.

      Kendall, Florida

      The Company operates a restaurant in Kendall, Florida under the "Flanigan's Seafood Bar and Grill" servicemark, pursuant to a limited partnership agreement. The Company acts as general partner and also owns a forty percent limited partnership interest. Other related parties, including, but not limited to officers and directors of the Company and their families are also investors. The results of operations of this restaurant have been consolidated with the Company's operations for the periods ended December 28, 2002 and December 29, 2001.

      West Miami, Florida

      During the third quarter of fiscal year 2000, the Company, as agent for a limited partnership to be formed, entered into a contract to purchase an existing restaurant location in West Miami, Florida to renovate and operate under the "Flanigan's Seafood Bar and Grill" servicemark. The funds necessary for this joint venture were raised through a private offering. The Company acts as general partner and also owns a twenty five percent limited partnership interest. Of its twenty five percent limited partnership interest, the Company received 6.36% of its limited partnership interest as a bonus and as compensation for advancing funds prior to receiving zoning approval for its intended use and its limited guaranty of the lease for the business premises. Other related parties including, but not limited to officers and directors of the Company and their families are also investors. The sale was closed during the third quarter of fiscal year 2001, and the restaurant opened for business during the first quarter of fiscal year 2002. The results of operations of this restaurant have been consolidated with the Company's operations for the period ended December 28, 2002.

      Weston, Florida

      During the fourth quarter of fiscal year 2001, a limited partnership was formed with the Company as general partner, which limited partnership entered into a sublease agreement to own and operate an existing restaurant in Weston, Florida. The Company, as general partner, operated this restaurant under its existing servicemark from August, 2001 through July, 2002. During the fourth quarter of fiscal year 2002, the limited partnership began raising funds to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The restaurant opened for business during the second quarter of fiscal year 2003. The Company continues to act as general partner and also owns a twenty eight percent limited partnership interest. Other related parties, including but not limited to officers and directors of the Company and their families are also investors. The results of operations of this restaurant were consolidated with the Company's operations for the fiscal year ended September 28, 2002 and have been consolidated with the Company's operations for the periods ended December 28, 2002 and December 29, 2001.

(7)   INCOME TAXES:

      Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards and tax credits to the extent that realization of said tax benefits is more likely than not. The deferred tax asset was $487,000 as of December 28, 2002 and September 28, 2002.

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

Litigation

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

(9)  INVESTMENTS:

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

                                  Dec. 28  Sept. 28   Dec. 29         Note
                                    2002     2002      2001         Numbers
                                  -------  --------   -------     ------------
Combination package
  and restaurant                     4         4         4
Restaurant only                      7         7         8        (1)  (2) (3)
Package store only                   4         4         4        (4)  (5) (6)
Clubs                                1         1         1
                                   ---       ---       ---

Total Company operated units        16        16        17

Franchised units                     7         7         7                 (7)

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

Results of Operations

     Results of operations for the thirteen weeks ended December 28, 2002 and December 29, 2001 have been restated to consolidate the operations of joint ventures for which there is control.

                                                Thirteen Weeks Ended
                                         Dec. 28,                   Dec. 29,
                                           2002                      2001
                                  Amount       Percent     Amount          Percent
                                 -------       -------    -------          -------
                                  (In Thousands)           (In Thousands)
Restaurant food sales            $ 4,932        55.39     $ 5,856           59.20
Restaurant bar sales               1,292        14.51       1,601           16.18
Package goods sales                2,680        30.10       2,435           24.62
                                 -------       ------     -------          ------

Total sales                      $ 8,904       100.00     $ 9,892          100.00

Franchise related revenues           238                      233
Owners fee                            68                       68
Other operating income                87                      103
                                 -------                   ------

Total Revenue                    $ 9,297                  $10,296
                                 =======                  =======

      Restaurant food sales represented 55.39% of total sales in the thirteen weeks of fiscal year 2003 as compared to 59.20% of total sales in the thirteen weeks of fiscal year 2002. The weekly average of same store restaurant food sales were $378,587 and $372,557 for the thirteen weeks, ended December 28, 2002 and December 29, 2001, respectively, an increase of 1.6%.

      Restaurant bar sales represented 14.51% of total sales in the thirteen weeks of fiscal year 2003 as compared to 16.18% of total sales in the thirteen weeks of fiscal year 2002. The weekly average of same store restaurant bar sales were $98,892 and $101,014 for the thirteen weeks ended December 28, 2002 and December 29, 2001, respectively, a decrease of 2.1%.

      Package goods sales represented 30.10% of total sales in the thirteen weeks of fiscal year 2003, as compared to 24.62% of total sales in the thirteen weeks of fiscal year 2002. The percentage increase is attributed to the operation of an additional package goods store for the entire thirteen weeks ended December 28, 2002 as compared with only three weeks for the thirteen weeks ended December 29, 2001. The weekly average of same store package goods sales were $194,032 and $185,987 for the thirteen weeks ended December 28, 2002 and December 29, 2001, respectively, an increase of 4.3%

      The gross profit margin for restaurant and bar sales was 65.69% and 65.27% for the thirteen weeks ended December 28, 2002 and December 29, 2001, respectively.

      The gross profit margin for package goods stores was 27.16% and 27.69% for the thirteen weeks ended December 28, 2002 and December 29, 2001, respectively.

      Franchise related revenues were $238,000 and $233,000 for the thirteen weeks ended December 28, 2002 and December 29, 2001 respectively, an increase of 2.1%

      The owners fees was $68,000 and $68,000 for the thirteen weeks ended December 28, 2002 and December 29, 2001 respectively.

Operating Costs and Expenses

      Operating costs and expenses were $ 8,462,000 and $9,555,000 for the thirteen weeks ended December 28, 2002 and December 29, 2001 respectively, a decrease of 11.4%. The decrease is accounted for by the operation of one less store in the 13 weeks ended December 28, 2002, compared with December 29, 2001 due to eminent domain proceedings.

      Payroll and related costs, which includes workers compensation insurance and health insurance were $2,569,000 and $3,001,000 for the thirteen weeks ended December 28, 2002 and December 29, 2001 respectively, a decrease of 14.4%. The decrease is accounted for by the operation of one less store in the 13 weeks ended December 28, 2002, compared with December 29, 2001 due to eminent domain proceedings.

      Occupancy costs which include rent, common area maintenance, repairs and taxes were $430,000 and $428,000 for the thirteen weeks ended December 28, 2002 and December 29, 2001 respectively, an increase of less than 1%.

      Selling, general and administrative expenses were $1,375,000 and $1,776,000 for the thirteen weeks ended December 28, 2002 and December 29, 2001 respectively, a decrease of 22.58%. The decrease in selling, general and administrative expense is accounted for by the operation of one less store in the 13 weeks ended December 28, 2002, compared with December 29, 2001, due to eminent domain proceedings.

Liquidity and Capital Resources

      Cash Flows

      The following table is a summary of the Company's cash flows for the first thirteen weeks of fiscal years 2003 and 2002.

                                               Thirteen Weeks Ended
                                             Dec. 28          Dec.29,
                                               2002            2001
                                             -------         -------
                                                (In Thousands)
Net cash provided by (used in)
  operating activities                       $ 1,250         $   (79)

Net cash used in
  investing activities                          (864)           (285)
Net cash provided by (used in)
  financing activities                           171             298
                                             -------         -------

Net Increase (Decrease) in Cash
and Cash Equivalents                             557             (66)

Cash and Cash Equivalents,  Beginning          1,143           1,549
                                             -------         -------

Cash and Cash Equivalents, Ending            $ 1,700         $ 1,483
                                             =======         =======

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

Capital Expenditures

      The Company had additions to fixed assets of $799,000 during the thirteen weeks ended December 28, 2002 as compared to $345,000 for the thirteen weeks ended December 29, 2001 and $2,398,000 for the fiscal year ended September 28, 2002.

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

                          Dec. 28,      Dec. 29,     Sept. 28,
     Item                  2002          2001          2002
                          --------      --------     --------
                                      (In Thousands )

Current Assets             $6,748        $6,064       $5,354
Current Liabilities         3,655         2,669        2,374
Working Capital             3,093         3,395        2,980

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

      During the fourth quarter of fiscal year 2001, the Company borrowed the sum of $895,000 from the Bank of America, d/b/a Nations Bank. The promissory note earns interest at the rate of 8.62% per annum, amortized over 20 years with principal and interest payable monthly, with the entire unpaid principal balance and all accrued interest due on August 1, 2008. The promissory note is secured by a mortgage on the office building purchased by the Company for its corporate offices, which office building was released from the lien granted by the Company to Bank of America, d/b/a Nations Bank, as collateral for the loan in January of fiscal year 2000. In order to hedge the interest rate risk, the Company entered into an ISDA Master Agreement with Bank of America, ("SWAP Agreement"), and in the event the Company elects to prepay the promissory note, there may be a prepayment penalty associated therewith.

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

      At September 28, 2002, the Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have negative effect on the Company's earnings. In addition, the Company incurs interest charges on debt at variable rates, which to the extent the Company has not entered into interest rate swap agreements to hedge this risk, could negatively impact the Company's earnings. There is no assurance that interest rates will increase or decrease over the next fiscal year.

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

                                     FLANIGAN'S ENTERPRISES, INC.

                                     ------------------------------------------
                                     JOSEPH G. FLANIGAN, Chief Executive Officer

Date _______________

                                     ------------------------------------------
                                     EDWARD A. DOXEY, Chief Financial Officer

Date ________________

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,   Joseph G. Flanigan, certify that:

      1. I have reviewed this amended quarterly report on Form 10-Q of Flanigan's Enterprises, Inc. for the period ended December 28, 2002;

      2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

      3. Based on my knowledge, the consolidated financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects of the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and

      c) presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function);

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      6. The registrant's other certifying officers and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       /s/
                                       ----------------------------------
                                       Name: Joseph G. Flanigan
                                       Chief Executive Officer
                                       Date: May 19, 2003

                            CERTIFICATION PURSUANT TO
                            18 U. S. C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Edward A. Doxey, certify that:

      1. I have reviewed this amended quarterly report on Form 10-Q of Flanigan's Enterprises, Inc. for the period ended December 28, 2002;

      2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report.

      3. Based on my knowledge, the consolidated financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this amended quarterly report ( the "Evaluation Date"); and

      c) presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

      6. The registrant's other certifying officers and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/
                                          ----------------------------------
                                          Name:   Edward A. Doxey
                                          Chief Financial Officer
                                          Date:     May 19, 2003