Form 10-K/A
FLANIGANS ENTERPRISES INC
filed 2003-05-21
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $6,147,000 as of May 6, 2003.

There were 1,926,470 shares of the Registrant's Common Stock ($0.10) Par Value outstanding as of May 21, 2003.

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

Notes:

     (1) During the third quarter of fiscal year 1998 the Company formed a limited partnership which raised funds through a private offering to purchase the assets of a restaurant in Kendall, Florida and renovate the same for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company acts as general partner and has a forty percent ownership of the partnership. The restaurant opened for business on April 9, 2000.

     (2) During the third quarter of fiscal year 2001, the Company formed a limited partnership which raised funds through a private offering to purchase the assets of a restaurant in West Miami, Florida and renovate the same for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company acts as general partner and has a twenty five percent ownership of the partnership. The restaurant opened for business on October 11, 2001.

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

     (6) The lease for one (1) package liquor store owned and operated by the Company in Lake Worth, Florida expired on December 31, 2000 and the Company elected not to exercise its five year renewal option to extend the terms of the same. Consequently the package liquor store was closed permanently, at the close of business on December 31, 2000, and is not included in the table of units.

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

     The Company conducts its operations directly and through a number of joint ventures and wholly owned subsidiaries. The joint ventures and operating subsidiaries are as follows:

                                                 STATE OF        PERCENTAGE
                               ENTITY         INCORPORATION         OWNED
                               ------         -------------         -----

Flanigan's Management Services, Inc.             Florida            100
Flanigan's Enterprises, Inc. of Georgia          Georgia            100
Seventh Street Corp.                             Florida            100
Flanigan's Enterprises, Inc. of Pa.            Pennsylvania         100
CIC Investors #13 Limited Partnership            Florida             50
CIC Investors #60 Limited Partnership            Florida             42
CIC Investors #70 Limited Partnership            Florida             40
CIC Investors #80 Limited Partnership            Florida             25
CIC Investors #95 Limited Partnership            Florida             28

     The income derived and expenses incurred by the Company relating to the aforementioned joint ventures and subsidiaries are consolidated for accounting purposes with the income and expenses of the Company in the consolidated financial statements in this Form 10-K/A.

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

     All existing franchisees who operate restaurants under the "Flanigan's Seafood Bar and Grill" or other authorized servicemarks have executed new franchise agreements, or to stockholders' equity.

Investment in Joint Ventures

     Subsequent to September 28, 2002, the Company determined that all but one joint venture discussed below should be consolidated by virtue of control as evidenced by general partnership interests held by the Company. As a result, the Company has restated the accompanying consolidated financial statements to reflect the joint ventures in which they have a general partnership interest on a consolidated basis rather than utilizing the equity method as previously filed. This restatement resulted in no change to net income or the related earnings per share information, or to stockholders' equity.

     The Company operated a restaurant in Miami, Florida under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a limited partnership agreement through the end of the second quarter of fiscal year 2002. The Company acts as the general partner and owned a fifty percent limited partnership interest. The State of Florida, Department of Transportation, ("DOT"), exercised its right of eminent domain to "take" the hotel property upon which this restaurant was located and the restaurant closed as the end of business on March 30,2002. The Company, as general partner of the limited partnership, pursued a claim for the "taking" of the restaurant, including its furniture, fixtures and equipment, against the DOT and an apportionment claim against the owner of the hotel property as compensation for its possessory rights to the restaurant premises and its share of compensation paid by the DOT for its furniture, fixtures and equipment pursuant to a Stipulated Final Judgment between the DOT and the owner of the hotel property, ("Stipulated Final Judgment"). The settlement resulted in a gain from disposition of approximately $459,000 to the Company during the fiscal year ended September 28, 2002, which is included in "Other Income (Expense) on Page F-3 of this report. The limited partnership has reserved its right to seek additional compensation from the DOT for (1) its claim for the value of the furniture, fixture and equipment located in the restaurant which were not paid for in the Stipulated Final Judgment; (2) its claim for the value of its furniture, fixtures and equipment above and beyond the value paid by the DOT in the Stipulated Final Judgment; and (3) any other rights reserved to the limited partnership in the Stipulated Final Judgment, which additional compensation will belong solely to the Company. The amount of compensation, if any, cannot be estimated as of this date. The unrelated joint venture partner received $350,000 in full settlement of their interest and the Company controls 100% of the partnership as of September 28, 2002.

     During the third quarter of fiscal year 1997, a related party formed a limited partnership to own a certain franchise in Fort Lauderdale, Florida, through which it raised the necessary funds to renovate the restaurant for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company is a twenty five percent owner of the limited partnership as are other related parties, including, but not limited to officers and directors of the Company and their families. This joint venture is not consolidated in the accompanying consolidated financial statements of the company.

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

     During the third quarter of fiscal year 1998, a limited partnership was formed which raised funds through a private offering to acquire and renovate a restaurant in Kendall, Florida. The Company is general partner of the limited partnership and is also the owner of forty percent of the same, as are other related parties, including but not limited to officers and directors of the Company and their families. The limited partnership agreement gives the partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of the gross sales from the operation of the restaurant only, while the Company acts as general partner. The restaurant opened for business on April 9, 2000.

     During the third quarter of fiscal year 2000, a limited partnership was formed which raised funds through a private offering to purchase an existing restaurant location in West Miami, Florida. The Company is general partner of the limited partnership and is also the owner of twenty five percent of the same as are other related parties, including but not limited to officers and directors of the Company and their families. The limited partnership agreement gives the partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of the gross sales from the operation of the restaurant only, while the Company acts as general partner. The restaurant opened for business on October 11, 2001.

     During the fourth quarter of fiscal year 2001, a limited partnership was formed with the Company as general partner, which limited partnership entered into a sublease agreement to own and operate an existing restaurant in Weston, Florida. During the fourth quarter of fiscal year 2002, the sublessor resolved the zoning and related matters and the limited partnership began raising funds to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The Company continues to act as the general partner of the limited partnership and is also the owner of twenty eight percent of the same, as are other related parties, including but not limited to officers and directors of the Company and their families. The limited partnership agreement gives the partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of the gross sales from the operation of the restaurant, while the Company acts as general partner only. The restaurant, which had operated under its existing servicemark, was closed on July 13, 2002 and building permits were issued to the limited partnership at the start of fiscal year 2003. The restaurant opened for business on January 20, 2003.

Clubs
-----

     As of the end of fiscal year 2002, the Company owned one club in Atlanta, Georgia, which was operated by an unaffiliated third party, as discussed below.

Operation of Units by Unaffiliated Third Parties
------------------------------------------------

     During fiscal year 1992, the Company entered into a Management Agreement with Mardi Gras Management, Inc. for the operation of the Company's club in Atlanta, Georgia through the balance of the initial term of the lease, unless sooner terminated by Mardi Gras Management, Inc. upon thirty days prior written notice, with or without cause. Mardi Gras Management, Inc. assumed the management of this club effective November 1, 1991 and is currently operating the club under an adult entertainment format. During - 7 - fiscal year 1997, the Company agreed to modify the Management Agreement to give Mardi Gras Management, Inc. one five year renewal option to extend the term of the same, without the right to terminate the same upon thirty days prior written notice, with or without cause, provided the Company was satisfied with the financial condition of Mardi Gras Management, Inc. within its sole discretion, and Mardi Gras Management, Inc. agreed to modify the owner's fee to $150,000 per year versus ten percent of gross sales from the club, whichever is greater. Pursuant to the Management Agreement, as modified, the Company receives a monthly owner's fee of $12,500, subject to adjustment each year on or about July 1, with an additional owners fee equal to 10% of the gross sales exceeding $1,500,000 for the prior 12 month period, being due the Company. During the first quarter of fiscal year 2001, the Company accepted the exercise of the five year renewal option by Mardi Gras Management upon its receipt of a security deposit of $200,000. Simultaneously, with its acceptance of the exercise of the renewal option by Mardi Gras Management, the Company exercised its five year renewal option under the ground lease for the business premises.

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

Operations and Management
-------------------------

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

     As previously noted, at September 28, 2002 the Company owned and operated six restaurants, all of which had formerly been lounges and were renovated to provide full food service, and generated an additional four restaurants as the general partner of limited partnerships. These restaurants compete directly with other restaurants serving liquor in the area. The Company's restaurants are competitive due to four factors; product quality, portion size, moderate pricing and a standardization throughout the Company owned and operated restaurants and most of the franchises.

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

Employees
---------

     As of year end, the Company employed 573 employees, of which 382 were full-time and 191 were part-time. Of these, 29 were employed at the corporate offices. Of the remaining employees, 39 were employed in package liquor stores and 505 in restaurants.

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

     All of the Company's units require periodic refurbishing in order to remain competitive. The Company has budgeted $425,000 for its refurbishing program for fiscal year 2003. See Item 7, "Liquidity and Capital Resources" for discussion of the amounts spent in fiscal year 2002.

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
12790 SW 88 St
Kendall, FL
                                     - 15 -

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


                                     PART II
                                     -------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------------------

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

Item 6. Selected Financial Data.
--------------------------------

-----------------------------------------------------------------------------
                      1998        1999        2000        2001        2002
-----------------------------------------------------------------------------
                            Statement of Operations Data
-----------------------------------------------------------------------------

Revenue           $27,318,000 $29,523,000 $32,640,000 $36,169,000 $40,659,000

-----------------------------------------------------------------------------
Income from Operations
                    1,501,000   1,835,000   2,216,000   2,583,000   2,730,000

-----------------------------------------------------------------------------
Net income          1,388,000   2,368,000   1,364,000   1,529,000   1,383,000
-----------------------------------------------------------------------------
Earnings per share   $   1.51    $   1.21    $   0.73    $   0.80    $   0.71
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
                               Balance Sheet Data
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Total assets      $13,654,000 $14,168,000 $15,477,000 $16,728,000 $17,367,000
-----------------------------------------------------------------------------
Long term liabilities
                    2,161,000   1,528,000   1,672,000   2,010,000   1,593,000
-----------------------------------------------------------------------------
Net working capital
                    1,186,000   1,429,000   1,373,000   2,436,000   2,980,000
-----------------------------------------------------------------------------
Stockholders' equity
                    5,105,000   6,980,000   7,667,000   8,968,000   9,957,000
-----------------------------------------------------------------------------
Dividends declared          -     186,000     215,000     231,000     499,000
-----------------------------------------------------------------------------


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     As of September 28, 2002, the Company was operating sixteen units. The Company had interests in an additional seven units which had been franchised by the Company. Of the units operated by the Company, four were combination package liquor store and restaurant, seven were restaurants only and four were package liquor stores only. There was one club operated by an unaffiliated third party under a management agreement. During fiscal year 2001, one package liquor store only was closed with the expiration of its lease and the liquor license was sold during the first quarter of fiscal year 2002 to an unaffiliated third party. During fiscal year 2000, one package store was opened for business. During fiscal year 2000, one restaurant only, owned by a limited partnership of which the Company acts as general partner, was opened for business. During fiscal year 2001, another restaurant only was acquired by a limited partnership of which the Company acts as general partner. The restaurant, which was being operated by the Company under the restaurant's servicemark, was closed during the fourth quarter of fiscal year 2002 and is currently being renovated for operation under the "Flanigan's Seafood Bar and Grill" servicemark. During fiscal year 2001, the Company also entered into a ground lease to construct a building for the operation of a package liquor store only from one half (1/2) of the building and sublease retail space with the other one half (1/2). At the start of fiscal year 2001, one restaurant only , owned by a limited partnership of which the Company acts as general partner, was opened for business.


Results of Operations
---------------------
Results of operations for 2002, 2001, and 2000 have been restated to consolidate the operations of joint ventures for which there is control.

REVENUES (in thousands):
-----------------------------------------------------------------------------
                        Fifty Two           Fifty Two           Fifty Two
                       Weeks Ended         Weeks Ended         Weeks Ended
Sales                Sept. 28, 2002       Sept. 29, 2001      Sept. 30, 2000
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Restaurant, food    $22,904  58.6%         $19,976  57.6%      $17,423  55.6%
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Restaurant, bar       7,039  18.0%           5,806  16.7%        5,049  16.1%
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Package goods         9,174  23.4%           8,907  25.7%        8,870  28.3%
-----------------------------------------------------------------------------
Total                39,117 100.0%          34,689 100.0%       31,342 100.0%
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Franchise revenues      985                    977                 874
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Owners fee               251                   269                 261
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Other operating
  income                 306                   234                 163
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Total Revenues       $40,659               $36,169             $32,640
-----------------------------------------------------------------------------

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

     During the fourth quarter of fiscal year 2001, a limited partnership was formed with the Company as general partner, which limited partnership entered into a sublease agreement to own and operate an existing restaurant in Weston, Florida. During the fourth quarter of fiscal year 2002, the sublessor resolved the zoning and related matters and the limited partnership began raising funds to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The Company continues to act as the general partner of the limited partnership and is also the owner of twenty eight percent of the same, as are other related parties, including, but not limited to officers and directors of the Company and their families. The limited partnership agreement gives the partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of the gross sales from the operation of the restaurant, only while the Company acts as general partner. The restaurant, which had operated under its existing servicemark, was closed on July 13, 2002 and building permits were issued at the start of fiscal year 2003. The restaurant was open for business on January 20, 2003.

     Restaurant food sales represented 58.6% of total sales for the fiscal year ended September 28, 2002 as compared to 57.6% and 55.6% of total sales in the fiscal years ended September 29, 2001 and September 30, 2000 respectively. The weekly average of same store restaurant food sales was $264,000 for the fiscal year ended September 28, 2002 as compared to $255,000 and $236,000 for the fiscal years ended September 29, 2001 and September 30, 2000, respectively, an increase of 3.5% and 11.9% from the fiscal years ended September 29, 2001 and September 30, 2000, respectively.

     Restaurant bar sales represented 18.0% of total sales for the fiscal year ended September 28, 2002 as compared to 16.7% and 16.1% of total sales in the fiscal years ended September 29, 2001 and September 30, 2000, respectively. The weekly average of same store restaurant bar sales was $74,000 for the fiscal year ended September 28, 2002 as compared to $75,000 and $74,000 for the fiscal years ended September 29, 2001 and September 30, 2000 respectively, representing a decrease of 1.3% from fiscal year 2001 and no change from fiscal year 2000.

     Package store sales represented 23.4% of total sales for the fiscal year ended September 28, 2002 as compared to 25.7% and 28.3% of total sales in the fiscal years ended September 30, 2001 and September 30, 2000, respectively. The weekly average of same store package sales was $170,000 for the fiscal year ended September 28, 2002 as compared to $168,000 and $154,000 for the fiscal years ended September 29, 2001 and September 30, 2000 respectively, an increase of less than .2% and 10.4% from fiscal years ended September 29,2001 and September 30, 2000, respectively.

     Franchise revenue increased to $985,000 for the fiscal year ended September 28, 2002 as compared to $977,000 and $874,000 for the fiscal years ended September 29, 2001 and September 30, 2000 respectively. The increase in franchise revenue resulted from higher sales for the franchises.

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

     The gross profit margin for restaurant sales was 65.9% for the fiscal year ended September 28, 2002 as compared to 63.0% and 63.8% for the fiscal years ended September 29, 2001 and September 30 2000, respectively. This was largely due to reduced costs of ribs, the Company's most popular menu item.

     The gross profit margin for package goods sales was 25.9% for the fiscal year ended September 28, 2002 as compared to 27.2% and 26.4% for the fiscal years ended September 29, 2001 and September 30, 2000, respectively. The decrease in gross profit margin in 2002 is due in part to a charge of approximately $160,000 relating to the change in inventory valuation method to average cost.

     Overall gross profits were 56.5% for the fiscal year ended September 29, 2002 as compared to 53.8% and 53.2% for the fiscal years ended September 29, 2001 and September 30, 2000, respectively.

Operating Costs and Expenses
----------------------------

     Operating costs and expenses for the fiscal year ended September 28, 2002 were $37,929,000 as compared to $33,586,000 and $30,424,000 for the fiscal years ended September 29, 2001 and September 30, 2000, respectively. Operating expenses are comprised of the cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses.

     Payroll and related costs which include workers compensation insurance premiums were $11,913,000 for the fiscal year ended September 28, 2002 as compared to $10,346,000 and $9,044,000 for the fiscal years September 29, 2001 and September 30, 2000, respectively. The 15.1% increase from the fiscal year 2001 and the 31.7% increase from the fiscal year 2000 is attributed to increases in salaries paid to all employees in order to recruit and maintain competent individuals in a very competitive labor market.

     Occupancy costs, which include rent, common area maintenance, repairs and taxes were $1,870,000 for the fiscal year ended September 28, 2002 as compared to $1,373,000 and $1,312,000 for the fiscal years ended September 29, 2001 and September 30, 2000, respectively.

     Selling, general and administrative expenses were $7,135,000 for the fiscal year ended September 28, 2002 as compared to $5,832,000 and $5,390,000 for the fiscal years ended September 29, 2001 and September 30, 2000, respectively.

Other Income and Expenses
-------------------------

     Other income and expenses were an expense of $659,000 for the fiscal year ended September 28, 2002 as compared to $565,000 and $511,000 for the fiscal years ended September 29, 2001 and September 30, 2000, respectively.

     Interest expense, net of interest income, was $115,000 for the fiscal year ended September 28, 2002 as compared to $153,000 for each of the two fiscal years ended September 29, 2001 and September 30, 2000.

     The category "Other, net" was $559,000 for the fiscal year ended September 28, 2002 as compared with $160,000 and $82,000 for the fiscal years ended September 29, 2001 and ended September 30, 2000, respectively. The increase for the fiscal year ending September 28, 2002 was the gain on disposition relating to the eminent domain proceedings which will not reoccur.




Liquidity and Capital Resources
-------------------------------

Cash Flows
----------

     The following table is a summary of the Company's cash flows for the fiscal years ended September 28, 2002, September 29, 2001 and September 30, 2000:

-----------------------------------------------------------------------------
                                  Fiscal Years Ended
-----------------------------------------------------------------------------
                                2002                2001                2000
----------------------------------------------------------------------------
                                       (in thousands)
----------------------------------------------------------------------------
Net cash provided by
operating activities           $2,145               $2,476            $2,280
----------------------------------------------------------------------------
Net cash used in
investing activities           (1,659)              (1,665)           (3,030)
----------------------------------------------------------------------------
Net cash used in
financing activities             (892)                (168)             (188)
----------------------------------------------------------------------------
Net increase (decrease)
in cash and equivalents          (406)                 643              (938)
----------------------------------------------------------------------------
Cash and equivalents.
beginning of year               1,549                  906             1,844
-----------------------------------------------------------------------------
Cash and equivalents.
end of year                    $1,143               $1,549             $  906
-----------------------------------------------------------------------------


Contractual Cash Obligations

                                                      Less Than            1-5              After
                                       Total            1 Year            Years            5 Years
                                       -----            ------            -----            -------
Employment contract                   $  150,000       $  150,000        $       --        $       --
Long-term debt                         1,938,000          345,000           574,000         1,019,000
Operating leases                      11,597,000        1,553,000         4,539,000         5,505,000
Subtotal                              13,685,000        2,048,000         5,113,000         6,524,000
Operating lease guarantees for
   franchisees                         7,265,000          885,000         2,941,000         3,439,000
                                      ----------       ----------        ----------        ----------
                                     $20,950,000       $2,933,000        $8,054,000        $9,963,000
                                     ===========       ==========        ==========        ==========


Improvements
------------

     Capital expenditures were $1,216,000, $2,560,000 and $3,201,000 during fiscal years 2002, 2001 and 2000, respectively. The capital expenditures for each fiscal year included upgrading existing units serving food, improvements to package liquor stores and the replacement of the corporate computer system. The fiscal year 2000 capital expenditures included the purchase of an office building for $850,000. The fiscal year 2001 capital expenditures included renovations to the office building for $250,000.

     All of the Company's units require periodic refurbishing in order to remain competitive . During fiscal 1992, as cash flow improved, the Company embarked on a refurbishing program which continues. The budget for fiscal year 2003 includes approximately $425,000 for this purpose. The Company expects the funds for these improvements to be provided from operations.

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

     The Company repaid long term debt, including the Bank of America note payable, capital lease obligations and Chapter 11 bankruptcy damages in the amount of $498,000, $835,000 and $461,000 in fiscal years 2002, 2001 and 2000 respectively.

Working capital
---------------

     The table below summarizes the current assets, current liabilities and working capital for the fiscal years 2002, 2001 and 2000:

                             Sept. 28        Sept. 29      Sept.30
                               2002             2001         2000

Current assets              $5,354,000      $4,745,000    $3,785,000

Current liabilities          2,374,000       2,309,000     2,412,000

Working capital              2,980,000       2,436,000     1,373,000


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

Other Legal Matters
-------------------

     Through the end of fiscal year 1990, the Company was uninsured for dram shop liability. See page 17 for further discussion regarding dram shop suits.

     The Company operated a restaurant in Miami, Florida under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a limited partnership agreement through the end of the second quarter of fiscal year 2002. The Company acts as the general partner and owned a fifty percent limited partnership interest. The State of Florida, Department of Transportation, ("DOT"), exercised its right of eminent domain to "take" the hotel property upon which this restaurant was located and the restaurant closed as the end of business on March 30,2002. The Company, as general partner of the limited partnership, pursued a claim for the "taking" of the restaurant, including its furniture, fixtures and equipment, against the DOT and an apportionment claim against the owner of the hotel property as compensation for its possessory rights to the restaurant premises and its share of compensation paid by the DOT for its furniture, fixtures and equipment pursuant to a Stipulated Final Judgment between the DOT and the owner of the hotel property, ("Stipulated Final Judgment"). The settlement resulted in a gain from disposition of approximately $459,000 to the Company during the fiscal year ended September 28, 2002, which is included in "Other Income (Expense) on Page F-3 of this report. The limited partnership has reserved its right to seek additional compensation from the DOT for (1) its claim for the value of the furniture, fixture and equipment located in the restaurant which were not paid for in the Stipulated Final Judgment; (2) its claim for the value of its furniture, fixtures and equipment above and beyond the value paid by the DOT in the Stipulated Final Judgment; and (3) any other rights reserved to the limited partnership in the Stipulated Final Judgment, which additional compensation will belong solely to the Company. The amount of compensation, if any, cannot be estimated as of this date. The unrelated joint venture partner received $350,000 in full settlement of their interest and the Company controls 100% of the partnership as of September 28, 2002.

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

Critical Accounting Policies
----------------------------

The Company's significant accounting policies are more fully described in Note 1 to the Company's consolidated financial statements located in Item 8 of this Amended Annual Report on Form 10-K/A. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. The Company believes that the following critical accounting policy is subject to estimates and judgments used in the preparation of its consolidated financial statements:

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

Subsequent Events
-----------------

         None

Item 7A. Quantative and Qualitative Disclosures About Market Risk
-----------------------------------------------------------------

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

The Company has two debt arrangements which have variable interest rates. One of these instruments, which is a mortgage note, the Company has entered into for an interest rate swap agreement to hedge the interest rate risk. The other debt instrument has an outstanding principal balance at September 28, 2002 of $418,000. Even if interest rates increased by 10%, results of operations would be reduced by only $2,000, an amount management considers immaterial.



Item 8. Financial Statements and Supplementary Data.
---------------------------------------------------

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


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

     The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission pursuant to regulation 14A under the Securities and Exchange Act of 1934, as amended (the 2003 Proxy Statement), is incorporated herein by reference. See also "Executive Officers of the Registrant" included in Part I hereof.

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

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

     The information set forth under the caption "Election of Directors -Certain Relationships and Related Transactions" in the 2003 Proxy Statement is incorporated by reference.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.
-------------------------------------------------------------------------

(a) 1. Financial Statements

     All the financial statements, financial statement schedule and supplementary data listed in the accompanying Index to Exhibits are filed as part of this Amended Annual Report.

    2. Exhibits

     The exhibits listed on the accompanying Index to Exhibits are filed as part of this Amended Annual Report.

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

(13) Registrant's Form 10-K/A constitutes the Amended Annual Report to Shareholders for the fiscal year ended September 28, 2002.

(22)(a) Company's subsidiaries are set forth in this Amended Annual Report on Form 10-K/A.

99.1   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 ADOPTED
       PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

99.2   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 ADOPTED
       PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

99.3   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 ADOPTED
       PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

99.4   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 ADOPTED
       PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

99.5   INDEPENDENT ACCOUNTANT PREFERABILITY LETTER



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


                            Flanigan's Enterprises, Inc.
                            Registrant

                            By: /s/ JOSEPH G. FLANIGAN
                                ------------------------
                                JOSEPH G. FLANIGAN
                                Chief Executive Officer

Date: 05/19/03


     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.


/s/ JOSEPH G. FLANIGAN        Chairman of the Board,        Date:  5/19/2003
----------------------        Chief Executor Officer,
Joseph G. Flanigan            and Director


/s/ EDWARD A. DOXEY           Chief Financial Officer       Date:  5/19/2003
----------------------        Secretary and Director
Edward A. Doxey

/s/ MICHAEL ROBERTS           Director                      Date:  5/19/2003
----------------------
MICHAEL ROBERTS


/s/ GERMAINE M. BELL          Director                      Date:  5/19/2003
----------------------
Germaine M. Bell


/s/ CHARLES E. MCMANUS        Director                      Date:  5/19/2003
----------------------
Charles E. McManus


/s/ JEFFREY D. KASTNER        Assistant Secretary           Date:  5/19/2003
----------------------         and Director
Jeffrey D. Kastner


WILLIAM PATTON                Vice President, Public        Date:  5/19/2003
----------------------        Relations and Director
William Patton

/s/ JAMES G. FLANIGAN         President and Director        Date:  5/19/2003
----------------------
James G. Flanigan


/s/ PATRICK J. FLANIGAN       Director                      Date:  5/19/2003
-----------------------
Patrick J. Flanigan

=============================================================================
                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
=============================================================================

                        CONSOLIDATED FINANCIAL STATEMENTS

                    SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001
=============================================================================

=============================================================================






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

The accompanying consolidated financial statements have been restated as discussed in Note 5.


                            RACHLIN COHEN & HOLTZ LLP


Fort Lauderdale, Florida
November 27, 2002, except for the effects of the matter discussed in Note 5, as to which the date is May 8, 2003

                FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                  SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001
                                 (Restated)


                                   ASSETS                                           2002             2001
                                   ------                                           ----             ----
Current Assets:
    Cash and cash equivalents                                                   $  1,143,000    $  1,549,000
    Notes and mortgages receivable, current maturities, net                           85,000         129,000
    Due from franchisees                                                             156,000         568,000
    Other receivables                                                                795,000         382,000
    Inventories                                                                    1,422,000       1,374,000
    Refundable deposit, major supplier                                               979,000              --
    Prepaid expenses                                                                 535,000         425,000
    Deferred tax assets                                                              239,000         318,000
                                                                                ------------    ------------
      Total current assets                                                         5,354,000       4,745,000
                                                                                ------------    ------------
Property and Equipment                                                            10,514,000      10,570,000
                                                                                ------------    ------------
Investments in Joint Ventures                                                        142,000         132,000
                                                                                ------------    ------------
Other Assets:
    Liquor licenses, net                                                             347,000         283,000
    Notes and mortgages receivable, net                                              167,000         142,000
    Deferred tax assets                                                              248,000         338,000
    Other                                                                            595,000         518,000
                                                                                ------------    ------------
         Total other assets                                                        1,357,000       1,281,000
                                                                                ------------    ------------
         Total assets                                                           $ 17,367,000    $ 16,728,000
                                                                                ============    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses                                       $  1,905,000     $ 1,787,000
    Due to franchisees                                                                49,000          16,000
    Current portion of long-term debt                                                345,000         309,000
    Damages payable on terminated or rejected leases                                      --         117,000
    Deferred revenues                                                                 75,000          80,000
                                                                                ------------    ------------
         Total current liabilities                                                 2,374,000       2,309,000
                                                                                ------------    ------------
Long-Term Debt, Net of Current Maturities                                          1,593,000       2,010,000
                                                                                ------------    ------------
Minority Interest in Earnings of Consolidated Joint Ventures                       3,443,000       3,441,000
                                                                                ------------    ------------
Commitments, Contingencies and Other Matters                                              --              --

Stockholders' Equity:
    Common stock, $.10 par value; 5,000,000 shares authorized;
      4,197,642 shares issued                                                        420,000         420,000
    Capital in excess of par value                                                 6,103,000       6,028,000
    Retained earnings                                                              8,747,000       7,863,000
    Notes receivable on sale of common stock                                             --        (291,000)
    Treasury stock, at cost, 2,271,172 and 2,275,164 shares, respectively         (5,313,000)     (5,052,000)
                                                                                ------------    ------------
         Total stockholders' equity                                                9,957,000       8,968,000
                                                                                ------------    ------------
         Total liabilities and stockholders' equity                             $ 17,367,000    $ 16,728,000
                                                                                ============    ============


                See notes to consolidated financial statements.





                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

             YEARS ENDED SEPTEMBER 28, 2002, SEPTEMBER 29, 2001 AND
                          SEPTEMBER 30, 2000 (Restated)


                                                                       2002            2001             2000
                                                                       ----            ----             ----

Revenues:
    Restaurant food sales                                             $ 22,904,000    $ 19,976,000     $ 17,423,000
    Restaurant beverage sales                                            7,039,000       5,806,000        5,049,000
    Package goods sales                                                  9,174,000       8,907,000        8,870,000
    Franchise-related revenues                                             985,000         977,000          874,000
    Owner's fee                                                            251,000         269,000          261,000
    Other operating income                                                 306,000         234,000          163,000
                                                                      ------------    ------------     ------------
                                                                        40,659,000      36,169,000       32,640,000
                                                                      ------------    ------------     ------------
Costs and Expenses:
    Cost of merchandise sold:
       Restaurants and lounges                                          10,213,000       9,548,000        8,146,000
       Package goods                                                     6,798,000       6,487,000        6,532,000
    Payroll and related costs                                           11,913,000      10,346,000        9,044,000
    Occupancy costs                                                      1,870,000       1,373,000        1,312,000
    Selling, general and administrative expenses                         7,135,000       5,832,000        5,390,000
                                                                      ------------    ------------     ------------
                                                                        37,929,000      33,586,000       30,424,000
                                                                      ------------    ------------     ------------
Income from Operations                                                   2,730,000       2,583,000        2,216,000
                                                                      ------------    ------------     ------------

Other Income (Expense):
    Interest expense on obligations under capital leases                        --         (46,000)         (46,000)
    Interest expense on long-term debt and damages payable                (175,000)       (175,000)        (165,000)
    Minority interest in earnings of consolidated joint ventures        (1,130,000)       (598,000)        (484,000)
    Interest income                                                         60,000          68,000           58,000
    Joint venture income                                                    27,000          26,000           44,000
    Other                                                                  559,000         160,000           82,000
                                                                      ------------    ------------     ------------
                                                                          (659,000)       (565,000)        (511,000)
                                                                      ------------    ------------     ------------
Income Before Provision for Income Taxes                                 2,071,000       2,018,000        1,705,000
                                                                      ------------    ------------     ------------

Provision (Benefit) for Income Taxes:
    Current                                                                519,000         483,000          373,000
    Deferred                                                               169,000           6,000          (32,000)
                                                                      ------------    ------------     ------------
                                                                           688,000         489,000          341,000
                                                                      ------------    ------------     ------------

Net Income                                                            $  1,383,000      $1,529,000     $  1,364,000
                                                                      ============    ============     ============
Net Income Per Common Share:
    Basic                                                             $       0.71    $       0.80     $       0.73
                                                                      ============    ============     ============
    Diluted                                                           $       0.70    $       0.80     $       0.71
                                                                      ============    ============     ============

Weighted Average Shares and Equivalent Shares Outstanding:
    Basic                                                                1,961,000       1,903,000        1,856,000
                                                                      ============    ============     ============
    Diluted                                                              1,989,000       1,922,000        1,931,000
                                                                      ============    ============     ============

                See notes to consolidated financial statements.



                                                                      Common Stock           Capital in
                                                                      ------------           Excess of        Retained
                                                                  Shares        Amount        Par Value       Earnings
                                                                  ------        ------        ---------       --------

Balance, October 2, 1999                                         4,197,642    $ 420,000     $ 6,058,000      $  5,416,000

Year Ended September 30, 2000:
   Dividends paid ($0.11 per share)                                     --           --              --          (215,000)
   Net income                                                           --           --              --         1,364,000
   Purchase of treasury stock                                           --           --              --              --
   Exchange of shares - exercise of stock options                       --           --          (6,000)             --
   Payments received on notes receivable                                --           --              --              --
                                                                 ---------    ---------     -----------      ------------
Balance, September 30, 2000                                      4,197,642      420,000       6,052,000         6,565,000

Year Ended September 29, 2001:
   Dividends paid ($0.12 per share)                                     --          --               --          (231,000)
   Net income                                                           --          --               --         1,529,000
   Purchase of treasury stock                                           --          --               --               --
   Notes receivable issued upon exercise of stock options               --          --          (24,000)
   Payments received on notes receivable                                --          --               --               --
                                                                 ---------    ---------     -----------      ------------
Balance, September 29, 2001                                      4,197,642      420,000       6,028,000         7,863,000

Year Ended September 28, 2002:
   Dividends paid ($0.25 per share)                                                                              (499,000)
   Net income                                                                                                   1,383,000
   Purchase of treasury stock
   Exchange of shares - exercise of stock options                                                75,000
   Payments received on notes receivable                                --           --              --               --
                                                                 ---------    ---------     -----------      ------------
Balance, September 28, 2002                                      4,197,642    $ 420,000     $ 6,103,000      $  8,747,000
                                                                 =========    =========     ===========      ============





                                                                 Notes
                                                              Receivable
                                                              on Sale of           Treasury Stock
                                                               Common            ---------------
                                                                Stock           Shares      Amount            Total
                                                                 -----           ------     ------            -----

Balance, October 2, 1999                                    $  (192,000)     2,247,193    $  (4,722,000)   $ 6,980,000

Year Ended September 30, 2000:
   Dividends paid ($0.11 per share)                                  --             --              --        (215,000)
   Net income                                                        --             --              --       1,364,000
   Purchase of treasury stock                                        --        105,971         (492,000)      (492,000)
   Exchange of shares - exercise of stock options                    --        (12,000)          25,000         19,000
   Payments received on notes receivable                         11,000            --               --          11,000
                                                            -----------      ---------    -------------    ------------
Balance, September 30, 2000                                     (181,000)    2,341,164       (5,189,000)     7,667,000

Year Ended September 29, 2001:
   Dividends paid ($0.12 per share)                                  --             --              --        (231,000)
   Net income                                                        --             --              --       1,529,000
   Purchase of treasury stock                                        --          4,000          (18,000)       (18,000)
   Notes receivable issued upon exercise of stock options      (122,000)       (70,000)         155,000          9,000
   Payments received on notes receivable                         12,000           --              --            12,000
                                                            -----------      ---------    -------------    ------------
Balance, September 29, 2001                                    (291,000)     2,275,164       (5,052,000)     8,968,000

Year Ended September 28, 2002:
   Dividends paid ($0.25 per share)                                                                           (499,000)
   Net income                                                                                                1,383,000
   Purchase of treasury stock                                                   68,803         (423,000)      (423,000)
   Exchange of shares - exercise of stock options                              (72,795)         162,000        237,000
   Payments received on notes receivable                        291,000            --               --         291,000
                                                            -----------      ---------    -------------    ------------
Balance, September 28, 2002                                 $        --      2,271,172    $  (5,313,000)   $ 9,957,000
                                                            ===========     ==========   =============    ============

                See notes to consolidated financial statements.


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             YEARS ENDED SEPTEMBER 28, 2002, SEPTEMBER 29, 2001 AND
                               SEPTEMBER 30, 2000
                                   (Restated)

                                                                          2002             2001           2000
                                                                          ----             ----           ----
Cash Flows from Operating Activities:
   Net income                                                           $  1,383,000    $ 1,529,000    $1,364,000
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                       1,041,000      1,032,000       829,000
       Deferred income taxes                                                 169,000          6,000       (32,000)
       Minority interest in earnings of consolidated joint ventures        1,130,000        598,000       484,000
       Recognition of deferred revenues                                       (5,000)        (4,000)       (4,000)
       Gain on disposal of property, equipment and liquor licenses          (440,000)       (21,000)       (8,000)
       Joint venture income                                                  (27,000)       (26,000)      (44,000)
       Changes in operating assets and liabilities:
         (Increase) decrease in:
           Due from franchisees                                              412,000       (439,000)     (271,000)
           Other receivables                                                (434,000)        11,000      (273,000)
           Inventories                                                       (48,000)        51,000        25,000
           Prepaid expenses                                                 (110,000)       (82,000)       72,000
           Refundable deposit, major supplier                               (979,000)           --             -
           Other assets                                                      (98,000)       (19,000)     (145,000)
         Increase (decrease) in:
           Accounts payable and accrued expenses                             118,000       (176,000)      283,000
           Due to franchisees                                                 33,000         16,000             -
                                                                        ------------    -----------    ----------
             Net cash provided by operating activities                     2,145,000      2,476,000     2,280,000
                                                                        ------------    -----------    ----------
Cash Flows from Investing Activities:
   Collections on notes and mortgages receivable                              12,000         79,000       470,000
   Notes receivable issued                                                   (39,000)           --             -
   Purchase of property and equipment                                     (1,216,000)    (2,560,000)   (3,201,000)
   Purchase of liquor licenses                                               (50,000)           --        (35,000)
   Sale of liquor license                                                     45,000            --             -
   Proceeds from eminent domain                                              700,000            --             -
   Distributions to joint venture minority partners                       (1,128,000)      (680,000)     (287,000)
   Distributions from unconsolidated joint venture                            17,000         10,000        23,000
   Proceeds from joint ventures interests                                        --       1,486,000             -
                                                                        ------------    -----------    ----------
             Net cash used in investing activities                        (1,659,000)    (1,665,000)   (3,030,000)
                                                                        ------------    -----------    ----------
Cash Flows from Financing Activities:
   Borrowings of long-term debt                                                   --        895,000       950,000
   Payments of long-term debt                                               (381,000)      (417,000)     (119,000)
   Payments of obligations under capital leases                                   --       (135,000)      (70,000)
   Payments of damages payable on terminated or rejected leases             (117,000)      (283,000)     (272,000)
   Collections on notes receivable, sale of common stock                     291,000         12,000        11,000
   Purchase of treasury stock                                               (423,000)       (18,000)     (492,000)
   Dividends paid                                                           (499,000)      (231,000)     (215,000)
   Proceeds from exercise of stock options                                   237,000          9,000        19,000
                                                                        ------------    -----------    ----------
             Net cash used in financing activities                          (892,000)      (168,000)     (188,000)
                                                                        ------------    -----------    ----------
Net Increase (Decrease) in Cash and Cash Equivalents                        (406,000)       643,000      (938,000)

Cash and Cash Equivalents, Beginning                                       1,549,000        906,000     1,844,000
                                                                        ------------    -----------    ----------
Cash and Cash Equivalents, Ending                                       $  1,143,000    $ 1,549,000     $ 906,000
                                                                        ============    ===========    ==========
                                                                     (Continued)

                See notes to consolidated financial statements.





                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             YEARS ENDED SEPTEMBER 28, 2002, SEPTEMBER 29, 2001 AND
                               SEPTEMBER 30, 2000
                                   (Restated)
                                   (Continued)




                                                                   2002            2001           2000
                                                                   ----            ----           ----

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
     Interest                                                    $ 175,000      $ 215,000       $ 211,000
                                                                 =========      =========       =========
     Income taxes                                                $ 493,000      $ 433,000       $ 490,000
                                                                 =========      =========       =========

   Non-Cash Financing and Investing Activities:
     Notes receivable issued upon exercise of stock options      $     --       $ 122,000       $      --
                                                                 =========      =========       =========
     Deposit transferred to property and equipment               $     --       $     --        $  85,000
                                                                 =========      =========       =========
     Notes receivable for sales of liquor license                $  67,000      $     --        $  35,000
                                                                 =========      =========       =========

                See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001
                                   (Restated)






                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SEPTEMBER 28, 2002, SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000




                                       F-7
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Principles of Consolidation

          The consolidated financial statements include the accounts of Flanigan's Enterprises, Inc. and its subsidiaries, all of which are wholly owned, and the accounts of five of the six joint venture investments, which are consolidated due to the Company's controlling interests. All significant intercompany transactions and balances have been eliminated in consolidation.

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

     Investment in Joint Ventures

          The Company uses the equity method of accounting when the Company has a twenty percent to fifty percent interest in other companies, joint ventures, and partnerships, and can exercise significant influence. The Company consolidates when the Company has a controlling interest in the entity. Under the equity method, original investments are recorded at cost and are adjusted for the Company's share of undistributed earnings or losses. All significant intercompany profits are eliminated.

     Concentrations of Credit Risk

          Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and notes and mortgages receivable.

          From time to time during the year, the Company had deposits in financial institutions in excess of the federally insured limits. At September 28, 2002, the Company had deposits in excess of federally insured limits of approximately $699,000. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.

          Notes and mortgages receivable arise primarily from the sale of operating assets, including liquor licenses. Generally, those assets serve as collateral for the receivable. Management believes that the collateral, coupled with the credit standing of the purchasers, limits these risks.

     Major Supplier/Refundable Deposit

          In the fourth quarter of fiscal 2001, the Company entered into an addendum to a master distribution agreement with a major supplier, which entitles the Company to receive certain purchase discounts, rebates and advertising allowances. The Company records these discounts, rebates and allowances as earned, and presents discounts as a reduction of cost of sales, advertising allowances as a reduction of selling, general and administrative expenses, and rebates as other income. In exchange, the Company agreed to make payments of 35% of restaurant sales weekly against amounts owed for food purchases. The Company was required to make a deposit of $898,000, which is refundable, to the extent not applied against amounts owing, upon termination of the agreement. The Company purchases substantially all of its food products from this vendor, however, management believes that several other alternative vendors are available if necessary.

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

     Advertising Costs

          Advertising costs are expensed as incurred. Advertising costs incurred for the years ended September 28, 2002, September 29, 2001 and September 30, 2000 were $263,000, $262,000 and $257,000, respectively.

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

     Long-Lived Assets

          The Company continually evaluates whether events and circumstances have occurred that may warrant revision of the estimated life of its intangible and other long-lived assets or whether the remaining balance of its intangible and other long-lived assets should be evaluated for possible impairment. If and when such factors, events or circumstances indicate that intangible or other long-lived assets should be evaluated for possible impairment, the Company will determine the fair value of the asset by making an estimate of expected future cash flows over the remaining lives of the respective assets and compare that fair value with the carrying value of the assets in measuring their recoverability. In determining the expected future cash flows, the assets will be grouped at the lowest level for which there are cash flows, at the individual store level.

     Reclassifications

          Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform with the 2002 financial statements.

NOTE 2.  CHANGE IN ACCOUNTING METHOD

          During September 2002, the Company changed its method of accounting for package store inventory from first in, first out (FIFO) to average cost. Management believes that the average cost method better captures and allocates inventory costs relating to volume discounts and free product received by the Company. The change resulted in a decrease in inventory value of approximately $160,000, which decreased net income by $106,000 and basic earnings per share by $.05. It was not possible to calculate the cumulative effect of the change in accounting method on prior years. The Company implemented a new system for recording and tracking inventory at the end of the current fiscal year. The previous system was not able to reprice inventories as of previous year ends utilizing the average cost method. Accordingly, proforma results for prior years under the average cost method are not presented.


NOTE 3.  NOTES AND MORTGAGES RECEIVABLES

         Receivables, net of allowances for uncollectible amounts, consist of the following at September 28, 2002 and September 29, 2001:
                                                                                     2002         2001
                                                                                     ----         ----
         Notes and mortgages receivable from unrelated parties, bearing interest at rates ranging from 10.5% to 15% and due in varying
            installments through 2013                                              $108,000     $121,000

         Notes and mortgages receivable from related parties, bearing interest at rates ranging from 10% to 14% and due in varying installments
            through 2007                                                            144,000      150,000
                                                                                    -------      -------
                                                                                    252,000      271,000
         Amount representing current portion                                         85,000      129,000
                                                                                   --------      -------
                                                                                   $167,000     $142,000
                                                                                    =======      =======


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

          Future scheduled payments on the receivables at September 28, 2002 consist of the following:

          2003                                                        $  85,000
          2004                                                           18,000
          2005                                                           20,000
          2006                                                           13,000
          2007                                                           71,000
          2008                                                                -
          Thereafter                                                     45,000
                                                                       ---------
                                                                       $252,000
                                                                       =========


NOTE 4.  PROPERTY AND EQUIPMENT
                                                              September 28,    September 29,
                                                                  2002             2001
                                                                  ----             ----

          Furniture and equipment                              $7,733,000       $7,683,000
          Leasehold interests and improvements                  7,244,000        7,194,000
          Land and land improvements                            1,013,000        1,007,000
          Building and improvements                             3,718,000        3,596,000
          Vehicles                                                203,000          186,000
                                                             ------------      -----------
                                                               19,911,000       19,666,000
          Less accumulated depreciation and amortization        9,397,000        9,096,000
                                                              -----------      -----------
                                                              $10,514,000      $10,570,000
                                                             ============      ===========


NOTE 5.  INVESTMENTS IN JOINT VENTURES

          Subsequent to September 28, 2002, the Company determined that all but one joint venture discussed below should be consolidated by virtue of control as evidenced by general partnership interests held by the Company. As a result, the Company has restated the accompanying consolidated financial statements to reflect the joint ventures in which they have a general partnership interest on a consolidated basis rather than utilizing the equity method as previously filed. This restatement resulted in no change to net income or the related earnings per share information or to stockholders' equity.

          Miami, Florida

          The Company operated a restaurant in Miami, Florida under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a joint venture agreement. The Company is the general partner and had a fifty percent limited partnership interest. The Company closed the restaurant in the second quarter of 2002. See Eminent Domain Action in
          Note 10. The partnership received $700,000 in the eminent domain action and recognized a gain on disposal of approximately $459,000, which is included in other income in the accompanying consolidated statement of income. The unrelated joint venture partner received $350,000 in full settlement of their interest and the Company controls 100% of the partnership as of September 28, 2002. The partnership plans to locate an appropriate site for another restaurant which the Company will operate. This entity is consolidated in the accompanying financial statements.

          Fort Lauderdale, Florida

          The Company has a franchise agreement with a unit in Fort Lauderdale. The Company is a twenty-five percent limited partner in the franchise. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors. This entity is reported using the equity method in the accompanying financial statements.

     Surfside, Florida

          The Company has an investment in a limited partnership, which purchased the assets of a restaurant in Surfside, Florida and renovated it for operation under the "Flanigan's Seafood Bar and Grill" servicemark.

          The Company acts as general partner of the limited partnership and is also a forty-two percent limited partner. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors. This entity is consolidated in the accompanying financial statements.

     Kendall, Florida

          During 1999, the Company made an investment in a limited partnership, which constructed and now operates a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark in Kendall, Florida. Construction began in late 1999 and the restaurant opened in April 2000. The Company is the general partner and has a forty percent limited partnership interest. This entity is consolidated in the accompanying financial statements.

     West Miami, Florida

          During 2001, the Company made an investment in a limited partnership, which purchased, renovated and now operates a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark in West Miami, Florida. The restaurant opened for business in October 2001. The Company is the general partner and has a twenty-five percent limited partnership interest. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors. This entity is consolidated in the accompanying financial statements.

     Weston, Florida

          During 2002, the Company made an investment in a limited partnership, which has acquired and is currently renovating a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark in Weston, Florida. The restaurant is expected to open for business by December 31, 2002. The Company is the general partner and has a twenty-five percent limited partnership interest as of September 28, 2002. During the fourth calendar quarter of 2002, the Company invested $47,850 for an additional 3% interest, bringing the total ownership percentage to 28%. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors. Prior to the formation of the limited partnership and beginning of renovations, the Company operated a restaurant on this site for the months October 2001 through July 2002. See Note 10. This entity is consolidated in the accompanying financial statements.

     Summary

         The five joint ventures, other than Fort Lauderdale, are consolidated in the accompanying financial statements due to the controlling interest of the general partner. The following is a summary of condensed unaudited financial information pertaining to the Company's joint venture investment in Fort Lauderdale, Florida:


                                             2002           2001        2000
                                             ----           ----        ----
          Financial Position:
            Current assets                $   59,000    $   47,000  $   56,000
            Non-current assets               545,000       633,000     594,000
            Current liabilities               57,000       126,000     117,000
            Non-current liabilities          106,000       112,000     117,000

          Operating Results:
            Revenues                       2,066,000     2,122,000       2,077
            Gross profit                   1,291,000     1,349,000   1,310,000
            Net income                       107,000       105,000     163,000


NOTE 6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES
                                              September 28,     September 29,
                                                   2002             2001
                                                   ----             ----

          Accounts payable                    $1,020,000         $937,000
          Lease security deposit                 200,000          200,000
          Salaries and wages                     214,000          307,000
          Property taxes                         197,000          148,000
          Deferred revenue, joint venture         94,000                -
          Potential uninsured claims              48,000           91,000
          Other                                  132,000          104,000
                                              -----------       ----------
                                               $1,905,000       $1,787,000
                                              ===========       ==========

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


NOTE 8.  INCOME TAXES

          The components of the Company's provision (benefit) for income taxes, for the fiscal years ended 2002, 2001 and 2000 are as follows:

                            2002          2001           2000
                            ----          ----           ----
          Current:
             Federal      $383,000      $366,000       $284,000
             State         136,000       117,000         89,000
                         ---------      --------       --------
                           519,000       483,000        373,000
                         ---------      --------       --------
          Deferred:
             Federal       161,000         6,000        (31,000)
             State           8,000             -         (1,000)
                         ---------      --------       --------
                           169,000         6,000        (32,000)
                         ---------      --------       --------
                          $688,000      $489,000       $341,000
                         =========      ========       ========




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

         In addition to tax credit carryforwards, the Company had deferred tax assets which arise primarily due to depreciation recorded at different rates for tax and book purposes, investment in joint ventures accounting differences for book and tax purposes, capital leases reported as operating leases for tax purposes, and accruals for potential uninsured claims recorded for financial reporting purposes but not recognized for tax purposes.



          The components of the deferred tax assets were as follows at September
          28, 2002 and September 29, 2001:

                                                                   2002            2001
                                                                   ----            ----

           Current:
              Tip credit carryforward                           $ 149,000        $213,000
              Alternative minimum tax credit                       74,000          74,000
              Accruals for potential uninsured claims              16,000          31,000
                                                                ---------       ---------
                                                                $ 239,000        $318,000
                                                                =========       =========
           Long-Term:
              Book/tax differences in property and equipment    $ 201,000        $327,000
              Joint venture investments                            47,000          11,000
                                                                ---------       ---------
                                                                $ 248,000        $338,000
                                                                =========       =========



NOTE 9.  LONG-TERM DEBT
                                                                                      September 28,    September 29,
                                                                                           2002            2001
                                                                                           ----            ----
         Mortgage payable to bank; secured by first mortgage on a building;
         payable $1,594 per month, plus interest through maturity in August,
         2008, at which time the unpaid principal of approximately $736,000 plus unpaid interest becomes due. The Company has entered into an interest rate swap agreement for a notional amount of approximately $895,000.
         The interest rate swap agreement hedges the interest rate risk of the
         mortgage payable to a fixed rate of 8.62%.                                       $876,000        $893,000


         Note payable to bank, unsecured, bearing interest at prime (4.75% at
         September 28, 2002); payable in monthly installments of principal and
         interest, maturing in July, 2004.                                                 418,000               -

         Mortgage payable, secured by land, bearing interest at 8%; payable in
         monthly installments of principal and interest, maturing in April 2013.           314,000         325,000


         Note payable to bank, secured by general assets of the Company; bearing interest at 6% payable in monthly installments. This note was paid off during the year ended September 28, 2002 with the proceeds from a new
         note.                                                                                  -         680,000



NOTE 9.  LONG-TERM DEBT (Continued)
                                                                                      September 28,    September 29,
                                                                                           2002            2001
                                                                                           ----            ----

         Notes payable to various employees, related and unrelated parties, secured by various company assets, bearing interest at 12%, payable in
         monthly installments of principal and interest, maturing in July 2002.                --          79,000


         Note payable, secured by chattel mortgage on tangible property, bearing interest at 8%, payable monthly in installments of principal and
         interest, maturing in July 2007.                                                 295,000         342,000

         Other                                                                             35,000              --
                                                                                       ----------      ----------
                                                                                        1,938,000       2,319,000
         Less current portion                                                             345,000         309,000
                                                                                       ----------      ----------
                                                                                       $1,593,000      $2,010,000
                                                                                       ==========      ==========

         Long-term debt at September 28, 2002 matures as follows:

         2003                                                                                          $  345,000
         2004                                                                                             269,000
         2005                                                                                              95,000
         2006                                                                                             103,000
         2007                                                                                             107,000
         Thereafter                                                                                     1,019,000
                                                                                                       ----------
                                                                                                       $1,938,000
                                                                                                       ==========


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

     Leases

          The Company leases a substantial portion of the land and building used in its operations under leases with initial terms expiring between 2003 and 2049. Renewal options are available on many of the leases. Most of the leases are fixed rent agreements. In three instances, lease rentals are subject to sales overrides ranging from 1.75% - 4% of annual sales in excess of between $1,162,000 and $1,200,000. Rent expense is recognized on a straight line basis over the term of the lease. Certain of the leases are subject to fair market rental appraisals at the time of renewal. Certain properties are subleased through various expiration dates.

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

          Future minimum lease payments under non-cancelable operating leases are as follows:


              2003                                                  $ 1,553,000
              2004                                                    1,513,000
              2005                                                    1,318,000
              2006                                                      941,000
              2007                                                      767,000
              Thereafter                                              5,505,000
                                                                    ------------
                 Total                                              $11,597,000
                                                                    ============

          Total rent expense for all operating leases was $1,243,000, $975,000 and $860,000 in 2002, 2001 and 2000 respectively, and is included in "Occupancy costs" in the accompanying consolidated statements of income. This total rent expense is comprised of the following:

                                  2002               2001               2000
                                  ----               ----               ----

              Minimum         $1,099,885           $831,611           $721,242
              Contingent         143,115            143,389            138,758
                              ----------           --------           ----------
              Total           $1,243,000           $975,000           $860,000
                              ==========           ========           ==========

          The Company guarantees various leases for franchisees. Remaining rental payments required under these leases total approximately $7,265,000.

     Franchise Programs

          At September 28, 2002, the Company operated twelve units under franchise agreements, six of which the Company has an ownership interest in pursuant to joint venture agreements. Of the remaining six franchised stores, four are owned and operated by related parties. Under the franchise agreements, the Company agrees to provide guidance, advice and management assistance to the franchisees. In addition, the Company acts as fiscal agent for the franchisees whereby the Company collects all revenues and pays all expenses and distributions. The Company also, from time to time, advances funds on behalf of the franchisees for the cost of renovations. The resulting amounts receivable from and payable to these franchisees are reflected in the accompanying consolidated balance sheet as either an asset or a liability, except for those joint ventures which are consolidated; those amounts are appropriately eliminated in consolidation. The Company also agrees to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. The franchise agreements provide for fees to the Company of approximately 3% of gross sales. The Company is not currently offering or accepting new franchises other than those with joint ventures in which the Company has an ownership interest.

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


          The Company used the Black-Scholes option-pricing model to determine the fair value of grants made in 2002 and 2001. No grants were made in 2000. The following assumptions were applied in determining the pro forma compensation cost:


                                                     2002            2001
                                                     ----            ----

              Risk Free Interest Rate                 4.0%            6.0%
              Expected Dividend Yield                   -              -
              Expected Option Life                   5 years        5 years
              Expected Stock Price Volatility          75%            75%

     Changes in outstanding incentive stock options for common stock are as follows:

                                                 2002         2001       2000
                                                 ----         ----       ----

           Outstanding at beginning of year     207,595      233,045    276,295
           Options granted                       25,500       57,800          -
           Options exercised                    (72,795)     (70,000)   (12,000)
           Options expired                      (31,400)     (13,250)   (31,250)
                                                -------      -------    --------
           Outstanding at end of year           128,900      207,595    233,045
                                                -------      -------    -------
           Exercisable at end of year           103,400      149,795    233,045
                                                =======      =======    =======

     Weighted average option exercise price information for fiscal years 2002 and 2001 is as follows:

                                                     2002        2001      2000
                                                     ----        ----      ----

              Outstanding at beginning of year      $3.97       $3.27     $2.50
                                                     ====        ====      ====
              Granted during the year               $6.10       $4.16     $   -
                                                     ====        ====     =====
              Exercised during the year             $3.25       $1.89     $1.63
                                                     ====        ====      ====
              Outstanding at end of year            $4.69       $3.97     $3.27
                                                     ====        ====      ====
              Exercisable at end of year            $4.34       $3.90     $3.27
                                                     ====        ====      ====

             Significant options groups outstanding at September 28, 2002 and related weighted average price and life information are as follows:

                  Grant       Options       Options     Exercise      Remaining
                   Date     Outstanding   Exercisable    Price      Life (Years)
                   ----     -----------   -----------    -----      ------------

                  7/3/99        55,650        55,650       4.50        1.5
                  4/2/01        47,750        47,750       4.16        3.5
                 4/20/02        25,500             -       6.10        4.5


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


                                                                        2002             2001             2000
                                                                        ----             ----             ----
         Operating Revenues:
            Restaurants                                            $29,943,000       $25,782,000      $22,472,000
            Retail package stores                                    9,174,000         8,907,000        8,870,000
            Other revenues                                           1,542,000         1,480,000        1,298,000
                                                                   -----------       -----------      -----------
               Total operating revenues                            $40,659,000       $36,169,000      $32,640,000
                                                                    ==========        ==========       ==========

         Income From  Operations  Reconciled  to Income  before
         Income Taxes:
               Restaurants                                          $2,765,000        $2,525,000       $2,197,000
               Retail package stores                                   304,000           368,000          308,000
                                                                    ----------        ----------       ----------
                                                                     3,069,000         2,893,000        2,505,000
               Corporate expenses, net of other revenues              (339,000)         (310,000)        (289,000)
                                                                    ----------        ----------       ----------
            Operating Income                                         2,730,000         2,583,000        2,216,000
            Equity in the net income of joint ventures                  27,000            26,000           44,000
            Minority interest in earnings of consolidated
               joint ventures                                       (1,130,000)         (598,000)        (484,000)
            Interest expense, net of interest income                  (115,000)         (153,000)        (153,000)
            Other                                                      559,000           160,000           82,000
                                                                    ----------        ----------       ----------
         Income Before Income Taxes                                 $2,071,000        $2,018,000       $1,705,000
                                                                     =========         =========        =========




NOTE 14. BUSINESS SEGMENTS (Continued)

                                                        2002             2001           2000
                                                        ----             ----           ----
         Identifiable Assets:
            Restaurants                            $10,662,000       $10,536,000   $  8,139,000
            Retail package store                     2,085,000         1,943,000      2,066,000
                                                   -----------       -----------   ------------
                                                    12,747,000        12,479,000     10,205,000
            Corporate                                7,164,000         7,187,000      7,398,000
                                                   -----------       -----------   ------------
         Consolidated Totals                       $19,911,000       $19,666,000   $ 17,603,000
                                                   ===========       ===========   ============

         Capital Expenditures:
            Restaurants                            $   906,000       $ 2,034,000   $  2,223,000
            Retail package stores                       41,000            34,000         67,000
                                                   -----------       -----------   ------------
                                                       947,000         2,068,000      2,290,000
            Corporate                                  269,000           492,000        911,000
                                                   -----------       -----------   ------------
         Total Capital Expenditures                 $1,216,000        $2,560,000   $  3,201,000
                                                   ===========       ===========   ============

         Depreciation and Amortization:
            Restaurants                            $   799,000       $   752,000   $    586,000
            Retail package stores                       77,000            89,000         97,000
                                                   -----------       -----------   ------------
                                                       876,000           841,000        683,000
            Corporate                                  165,000           191,000        146,000
                                                   -----------       -----------   ------------
         Total Depreciation and Amortization        $1,041,000       $ 1,032,000   $    829,000
                                                   ===========       ===========   ============


NOTE 15. QUARTERLY INFORMATION (UNAUDITED)

         The following is a summary of the Company's unaudited quarterly results of operations for the quarters in fiscal years 2002 and 2001.


                                                                           Quarter Ended
                                               ---------------------------------------------------------------------
                                               December 29,     March 30,         June 29,      September 28,
                                                    2001          2002             2002             2002
                                                    ----          ----             ----             ----

         Revenues                                $10,306,000   $11,040,000     $9,830,000       $9,483,000
         Income from operations                      751,000     1,394,000        337,000          248,000
         Net income                                  448,000       623,000        288,000           24,000*
         Net income per share - basic                   0.23          0.32           0.15             0.01
         Net income per share - diluted                 0.23          0.31           0.14             0.01
         Weighted average common
            stock outstanding - basic              1,924,865     1,959,869      1,972,843        1,952,916
         Weighted average common
            stock outstanding - diluted            1,930,748     1,997,433      2,013,120        1,980,589




NOTE 15. QUARTERLY INFORMATION (UNAUDITED) (Continued)

                                                                      Quarter Ended
                                               ----------------------------------------------------------
                                                 December 30,   March 31,      June 30,    September 29,
                                                     2000         2001         2001           2001
                                                    -----         ----         ----           ----

         Revenues                                 $8,951,000    $9,875,000    $8,782,000   $8,561,000
         Income from operations                      708,000       901,000       523,000      451,000
         Net income                                  436,000       584,000       222,000      287,000
         Net income per share - basic                   0.23          0.31          0.12          .15
         Net income per share - diluted                 0.23          0.31          0.11          .14
         Weighted average common
            stock outstanding - basic              1,861,314     1,904,500     1,922,478    1,922,478
         Weighted average common
            stock outstanding - diluted            1,875,706     1,914,460     1,939,467    2,050,773





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

