Form 10-Q
period 2003-06-30
FLANIGANS ENTERPRISES INC
filed 2003-08-18
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 28, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from __________________ to __________________

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

Registrant's telephone number, including area code, (954)-377-1961

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been the subject to such filing requirements for the past 90 days.

Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date 1,926,470 as of August 15, 2003.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                  June 28, 2003

PART I. FINANCIAL INFORMATION

      1.    UNAUDITED CONDENSED FINANCIAL STATEMENTS

            Consolidated Summary of Earnings -- For the Thirteen and Thirty Nine Weeks ended June 28, 2003 and June 29, 2002.

            Consolidated Balance Sheets -- As of June 28, 2003 and September 28, 2002.

            Consolidated Statements of Cash Flows for the Thirty Nine weeks ended June 28, 2003 and June 29, 2002.

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

      5.    Exhibits and Reports on Form 8-K

            (a)   Exhibits

            (b)   Reports on Form 8-K

                          FLANIGAN'S ENTERPRISES, INC.
                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                     (In Thousands Except Per Share Amounts)

                                                Thirteen  Weeks              Thirty Nine Weeks
                                                     Ended                         Ended

                                             June 28        June 29        June 28        June 29
                                                2003           2002           2003           2002
                                            --------       --------       --------       --------
REVENUES:
Restaurant food sales                       $  6,221       $  5,424       $ 17,355       $ 17,703
Restaurant bar sales                           1,650          1,380          4,595          4,619
Package good sales                             2,279          2,109          7,642          7,124
Franchise related revenues                       326            194            726            658
Owners fee                                        60             54            195            199
Other operating income                            52             86            217            264
                                            --------       --------       --------       --------
                                              10,588          9,247         30,730         30,567
                                            --------       --------       --------       --------

COSTS AND EXPENSES:
Cost of merchandise sold
  Restaurant and bar                           2,687          2,327          7,454          7,612
Cost of merchandise sold
  Package goods                                1,636          1,515          5,622          5,159
Payroll and related costs                      3,056          3,428          8,513          9,283
Occupancy costs                                  548            293          1,523          1,135
Selling, general and
  administrative expenses                      2,294          1,404          5,664          5,033
                                            --------       --------       --------       --------
                                              10,221          8,967         28,776         28,222
                                            --------       --------       --------       --------
            Income from operations               367            280          1,954          2,345
                                            --------       --------       --------       --------

OTHER INCOME (EXPENSE)
 Interest expense on long term
   debt and damages payable                      (33)           (34)          (107)          (108)
Minority interest in earnings of
consolidated joint ventures                     (121)          (195)          (585)          (881)
Interest and dividend income                      10             11             29             35
Recognition of deferred gains                      1              1              4              3
Other, net                                       (34)           283             37            299
Joint venture income                              (2)             2             20             28
                                            --------       --------       --------       --------
                                                (179)            68           (602)          (624)
                                            --------       --------       --------       --------
            Income before income taxes           188            348          1,352          1,721

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                     (In Thousands Except Per Share Amounts)

                                   (Continued)

                                     Thirteen  Weeks          Thirty Nine Weeks
                                          Ended                     Ended

                                    June 28    June 29      June 28      June 29
                                       2003       2002         2003         2002
                                    -------    -------      -------      -------

PROVISION FOR INCOME TAXES             $ 46       $ 60       $  314       $  362
                                       ----       ----       ------       ------

           Net Income                  $142        288       $1,038       $1,359
                                       ====       ====       ======       ======

                                                 For The Thirteen Weeks Ended
                                      June 28, 2003                          June 29, 2002
                         ----------------------------------      ----------------------------------
                         Numerator     Denominator      EPS      Numerator     Denominator      EPS
                         ---------     -----------     ----      ---------     -----------     ----
Basic EPS                  142,000      1,926,470      $.07        288,000      1,972,843      $.15

Effective/ dilutive
Stock Options                              40,364                                  40,277
                         ---------      ---------      ----      ---------      ---------      ----
   Diluted EPS             142,000      1,966,806      $.07        288,000      2,013,120      $.14
                         ---------      ---------      ----      ---------      ---------      ----

                                                For The Thirty Nine Weeks Ended
                                      June 28, 2003                          June 29, 2002
                         ----------------------------------      ----------------------------------
                         Numerator     Denominator      EPS      Numerator     Denominator      EPS
                         ---------     -----------     ----      ---------     -----------     ----
Basic EPS                1,038,000      1,926,470      $.54      1,359,000      1,964,194      $.69

Effective/dilutive
Stock Options                              34,334                                  29,671
                         ---------      ---------      ----      ---------      ---------      ----
   Diluted EPS           1,038,000      1,960,804      $.53      1,359,000      1,993,865      $.68
                         ---------      ---------      ----      ---------      ---------      ----

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                JUNE 28, 2003 (UNAUDITED) AND SEPTEMBER 28, 2002
                                 (In Thousands)

                                     ASSETS

                                              JUNE 28       SEPTEMBER 28
                                                 2003           2002
                                              -------       ------------

Cash and cash equivalents                     $ 2,299         $ 1,143
Notes and mortgages receivable,
    current maturities, net                        80              85
Due from franchisees                              265             156
Other receivables                                 865             795
Inventories                                     1,583           1,422
Refundable deposit, major supplier              1,105             979
Marketable securities                             149              --
Prepaid expenses                                1,126             535
Deferred tax asset                                239             239
                                              -------         -------
Total Current Assets                          $ 7,711         $ 5,354
                                              -------         -------

Property and Equipment                         11,362          10,514
                                              -------         -------

Investments in Joint Ventures                     149             142
                                              -------         -------

Other Assets:
  Liquor licenses, net                            349             347
  Notes and mortgages receivable, net             129             167
  Deferred tax asset                              248             248
  Other                                           313             595
                                              -------         -------
Total Other Assets                              1,039           1,357
                                              -------         -------
Total Assets                                  $20,261         $17,367
                                              =======         =======

                  FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                JUNE 28, 2003 (UNAUDITED) AND SEPTEMBER 28, 2002

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                                 (In Thousands)

                                                 JUNE 28        SEPTEMBER 28
                                                    2003            2002
                                                --------        ------------

Current Liabilities:
  Accounts payable and accrued expenses         $  3,361          $  1,905
  Due to franchisees                                 197                49
  Current portion of long term debt                  254               294
  Deferred gains                                      72                75
                                                --------          --------
        Total Current Liabilities                  3,884             2,323
                                                --------          --------

Long Term Debt, Net of Current
  Maturities                                       1,436             1,644
                                                --------          --------
Minority Interest in Earnings of
  Consolidated Joint Ventures                      4,467             3,443

Stockholder's Equity:
    Common stock, 5,000,000 shares
    authorized, 4,197,642 shares issued              420               420
    Capital in excess of par value                 6,103             6,103
    Retained earnings                              9,264             8,747
    Less: Treasury stock, at cost
    2,271,172 shares at June 28, 2003
    and at September 28, 2002                     (5,313)           (5,313)
                                                --------          --------
Total Stockholder's Equity                        10,474             9,957
                                                --------          --------

Total Liabilities and
Stockholder's Equity                            $ 20,261          $ 17,367
                                                ========          ========

                 See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

         FOR THE THIRTY NINE WEEKS ENDED JUNE 28, 2003 AND JUNE 29, 2002
                                 (In Thousands)

                                                    JUNE 28       JUNE 29
                                                      2003          2002
                                                    -------       -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $ 1,038       $ 1,359
Adjustments to reconcile net income
to net cash provided by operating
activities:
   Depreciation and amortization of
   property, equipment and capital
   leases                                               945           696
Recognition of deferred income                           (3)           (3)
Joint venture income                                    (20)          (27)
Minority interest in earnings of
consolidated joint venture                              585           881
Gain on sale of liquor license                           --            (8)
            Gain on sale of assets                       --          (440)

Changes in assets and liabilities:
   (Increase) decrease in:
        Inventories                                    (161)         (410)
        Prepaid expenses                               (591)           (2)
        Due from franchises                            (109)            2
        Deposit with supplier                          (126)           --
        Other receivables                               (70)          289
        Other assets                                    282           (55)
  Increase (decrease) in:
        Accounts payable and accrued
          expenses                                    1,450          (149)
        Due to franchises                               148            32
                                                    -------       -------
        Net cash provided by
          operating activities                        3,368         2,165

                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

         FOR THE THIRTY NINE WEEKS ENDED JUNE 28, 2003 AND JUNE 29, 2002
                                 (In Thousands)

                                                    JUNE 28       JUNE 29
                                                      2003          2002
                                                    -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Collections on notes and mortgages
           receivable                                    43            10
         Distributions from joint ventures               13            17
         Additions to property and equipment          (1790)        (1216)
         Additions to notes and mortgages
           receivable                                    --           (39)
         Acquisition of marketable securities          (149)           --
         Sale of liquor license                          --            45
         Acquisition of liquor license                   --           (50)
         Proceeds from eminent domain                    --           700
                                                    -------       -------
                  Net cash (used in) investing
                  activities                         (1,883)         (533)
                                                    -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on long term debt                    (248)         (242)
         Payment on damages payable on
           terminated or rejected leases                 --          (117)
         Payment of cash dividend                      (520)         (499)
         Proceeds from joint venture interest          1148            --
         Distribution to joint venture
           minority partners                           (709)        (1128)
         Exercise of stock option                        --           235
         Payment of notes receivable on sale
           of common stock                               --            25
         Purchase of treasury stock                      --          (236)
                                                    -------       -------
                  Net cash (used in) financing
                    activities                         (329)       (1,962)
                                                    -------       -------

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                           1,156          (330)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD             1,143         1,549
                                                    -------       -------
CASH AND EQUIVALENTS, END OF PERIOD                 $ 2,299       $ 1,219
                                                    =======       =======

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 28, 2003

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

(2) BASIS OF PRESENTATION:

      The financial information for the periods ended June 28, 2003, and June 29, 2002 are unaudited. Financial information as of September 28, 2002 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Amended Annual Report on Form 10-K/A for the year ended September 28, 2002. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(6) INVESTMENT IN JOINT VENTURES:

      Miami, Florida


      The Company operated a restaurant in Miami, Florida under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a limited partnership agreement through the end of the second quarter of fiscal year 2002. The Company acts as the general partner and owns a fifty percent limited partnership interest. The State of Florida, Department of Transportation, ("DOT") exercised its right of eminent domain to "take" the hotel property upon which this restaurant was located and the restaurant was closed as of the end of business on March 30, 2002. The Company, as general partner of the limited partnership, pursued a claim for the "taking" of the restaurant, including its furniture, fixtures and equipment, against the DOT, and an apportionment claim against the owner of the hotel property. The limited partnership received the sum of $700,000 from the owner of the hotel property as compensation for its possessory rights to the restaurant premises and its share of the compensation paid by the DOT for its furniture, fixtures and equipment pursuant to a Stipulated Final Judgment between the DOT and the owner of the hotel property, ("Stipulated Final Judgment"). The settlement resulted in $230,000 of income to the Company during the third quarter of fiscal year 2002. The limited partnership reserved its right to seek additional compensation from the DOT for (1) its claim for the value of its furniture, fixtures and equipment located in the restaurant which were not paid for in the Stipulated Final Judgment; (2) its claim for the value of its furniture, fixtures and equipment above and beyond the value paid by the DOT in the Stipulated Final Judgment; and (3) any other rights reserved to the limited partnership in the Stipulated Final Judgment, which additional compensation would belong solely to the Company. During the second quarter of fiscal year 2003, the Company settled its claim for additional compensation from the DOT for $27,000, including statutory relocation expenses and anticipates receiving an award of $10,000 from the DOT as reimbursement of expenses incurred by the Company during the eminent domain proceedings. The Company expects to receive the final payment, $37,000, during the fourth quarter of fiscal 2003. The results of operations of this restaurant have been consolidated with the Company's operations.

      Fort Lauderdale, Florida

      The Company has a franchise agreement with a limited partnership which operates a restaurant in Fort Lauderdale, Florida. The Company owns a twenty five percent limited partnership interest in the franchise. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors. The results of operations of this restaurant have not been consolidated with the Company operations.

      Surfside, Florida

      The Company operates a restaurant in Surfside, Florida under the "Flanigan's Seafood Bar and Grill" servicemark, pursuant to a limited partnership agreement. The Company acts as general partner and also owns a forty two percent limited partnership interest. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors. The results of operations of this restaurant have been consolidated with the Company's operations.

      Kendall, Florida


     The Company operates a restaurant in Kendall, Florida under the "Flanigan's Seafood Bar and Grill" servicemark, pursuant to a limited partnership agreement. The Company acts as general partner and also owns a forty percent limited partnership interest. Other related parties, including, but not limited to officers and directors of the Company and their families are also investors As of April 1, 2003, the limited partners had received distribution from the limited partnership equal to their original investment and pursuant to the limited partnership agreement, the Company thereafter receives fifty percent of the net profit from the operation of the restaurant as a management fee. The results of operations of this restaurant have been consolidated with the Company's operations.


      West Miami, Florida

      During the third quarter of fiscal year 2000, the Company, as agent for a limited partnership to be formed, entered into a contract to purchase an existing restaurant location in West Miami, Florida to renovate and operate under the "Flanigan's Seafood Bar and Grill" servicemark. The funds necessary for this joint venture were raised through a private offering. The Company acts as general partner and also owns a twenty five percent limited partnership interest. Of its twenty five percent limited partnership interest, the Company received 6.36% of its limited partnership interest as a bonus and as compensation for advancing funds prior to receiving zoning approval for its intended use and its limited guaranty of the lease for the business premises. Other related parties including, but not limited to officers and directors of the Company and their families are also investors. The sale was closed during the third quarter of fiscal year 2001, and the restaurant opened for business during the first quarter of fiscal year 2002. The results of operations of this restaurant have been consolidated with the Company's operations.

      Weston, Florida

      During the fourth quarter of fiscal year 2001, a limited partnership was formed with the Company as general partner, which limited partnership entered into a sublease agreement to own and operate an existing restaurant in Weston, Florida. The Company, as general partner, operated this restaurant under its existing servicemark from August, 2001 through July, 2002. During the fourth quarter of fiscal year 2002, the limited partnership began raising funds to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The restaurant opened for business during the second quarter of fiscal year 2003. The Company continues to act as general partner and also owns a twenty eight percent limited partnership interest. Other related parties, including but not limited to officers and directors of the Company and their families are also investors. The results of operations of this restaurant have been consolidated with the Company's operations.

      Stuart, Florida


      During the third quarter of fiscal year 2003, a limited partnership was formed with the Company as general partner, which limited partnership entered into a lease agreement to own and operate a restaurant in a Howard Johnson's Hotel in Stuart, Florida. During the fourth quarter of fiscal year 2003, the limited partnership plans to raise funds through a private offering to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The Company acts as general partner and will also own up to a ten percent limited partnership interest. Other related parties, including but not limited to officers and directors of the Company and their families will also be investors. The limited partnership agreement gives the partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of its gross sales from the operation of the restaurant while the Company acts as general partner only. It is anticipated that the renovated restaurant will open for business during the first quarter of fiscal 2004.

(7) INCOME TAXES:

            Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating loss carry forwards and tax credits to the extent that realization of said tax benefits is more likely than not. The deferred tax asset was $487,000 as of June 28, 2003 and September 28, 2002.

(8) COMMITMENTS AND CONTINGENCIES:

      Guarantees

      The Company guarantees various leases for franchisees and locations sold in prior years, which expire at varying times through July 2016. Remaining rental commitments required under these leases are approximately $6,601,000. In the event of a default under any of these agreements, the Company will have the right to repossess the premises. No liability has been recorded in connection with these guarantees as none of them were issued or modified subsequent to December 31, 2002.

      Litigation

      The Company is a party to various litigation matters incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company.


      Certain states have "liquor liability" laws which allow a person injured by an "intoxicated person" to bring a civil suit against the business (or social host) who served intoxicating liquors to an already "obviously intoxicated person", know as "dram shop" claims. Florida has restricted its dram shop claims by statute, permitting persons injured by an "obviously intoxicated person" to bring court action only against the business which had served alcoholic beverages to a minor or to an individual known to be habitually addicted to alcohol. The Company is generally self-insured for liability claims, with major losses partially covered by third-party insurance carriers. The extent of this coverage varies by year. The Company currently has no dram shop cases pending. For further discussion see the section headed Legal Proceedings on page 14 of the Company's Amended Annual Report on Form 10-K/A for the fiscal year ended September 28, 2002. The Company accrues for potential uninsured losses based upon estimates received from legal counsel and its historical experience, when uninsured claims are pending. Such accrual is included in the "Accounts payable and accrued expenses". See Note 6 in the Company's Amended Annual Report on Form 10-K/A for the fiscal year ended September 28, 2002.

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

      Subsequent to the end of the third quarter of fiscal year 2003, the Company was served with a complaint alleging violations of the ADA at one (1) of its locations. The cost to correct any ADA violations is included in the budget for capital improvements for fiscal year 2003.

(9) MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
    OPERATIONS:

      The Company owns and /or operates full service restaurants, package liquor stores and an entertainment oriented club (collectively the "units"). The Company had interests in seven additional units which have been franchised by the Company. The table below sets out the changes, if any, in the type and number of units being operated.

                                 June 28   Sept. 28  June 29      Note
                                   2003      2002      2002     Numbers
                                 -------   --------  -------    -------
Combination package
  and restaurant                     4         4         4
Restaurant only                      7         7         7    (1) (2) (3)
Package store only                   4         4         4    (4) (5) (6)
Clubs                                1         1         1
                                    --        --        --

Total Company operated units        16        16        16

Franchised units                     7         7         7    (7)

Notes:

(1) During the third quarter of fiscal year 2001, a limited partnership was formed which raised funds through a private offering to purchase the assets of a restaurant in West Miami, Florida, and renovate the same for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company is the general partner and has a 25 percent ownership interest in the limited partnership. The restaurant opened for business during the first quarter of fiscal year 2002.

(2) During the fourth quarter of fiscal year 2001, a limited partnership was formed with the Company as general partner, which limited partnership entered into a sublease agreement to own and operate an existing restaurant in Weston, Florida. During the fourth quarter of fiscal year 2002, the limited partnership raised funds to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The Company owned 100% of the limited partnership from July 29, 2001 through August 31, 2002 and the operating results are consolidated for financial reporting purposes. Renovations were completed and the restaurant opened for business during the first quarter of fiscal year 2003. This unit is included in the table of units.

(3) During the third quarter of fiscal year 2003, a limited partnership was formed with the Company as general partner, which limited partnership entered into a lease agreement to own and operate a restaurant in a Howard Johnson's Hotel in Stuart, Florida. During the fourth quarter of fiscal year 2003, the limited partnership plans to raise funds through a private offering to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. It is anticipated that the renovated restaurant will open for business during the first quarter of fiscal year 2004. This unit is not included in the table of units.

(4) During the fourth quarter of fiscal year 2000, the Company entered into a lease agreement for the operation of a package liquor store in Hialeah, Florida. This package liquor store opened for business during the first quarter of fiscal year 2002.

(5) During the fourth quarter of fiscal year 2001, the Company entered into a ground lease for an out parcel in Hollywood, Florida. The Company is constructing a building on the out parcel, one-half (1/2) of which will be used by the Company for the operation of a package liquor store and the other one-half (1/2) will be subleased by the Company as retail space. The Company received the required building permits during the third quarter of fiscal year 2003, and anticipates the package liquor store opening for business during the first quarter of fiscal year 2004. This unit is not included in the table of units

(6) During the second quarter of fiscal year 2001, the Company completed renovations to its new corporate offices and relocated to the same. The new corporate offices consist of a two (2) story building, with space set aside on the ground floor for a package liquor store. The Company filed an application for its building permits, but the issuance of permits has been delayed by litigation initiated by the Company to determine its parking rights on the adjoining shopping center and other zoning matters. It is impossible to determine when the litigation and/or other zoning matters will be resolved. This package liquor store is not included in the table of units.

(7) Since the fourth quarter of 1999, the Company has managed the restaurant for a franchisee. The franchised restaurant is included in the table of units as a restaurant operated by the Company and the franchise is also included as a unit franchised by the Company and in which the Company has an interest.

INVESTMENTS:

      Investments in equity securities that have readily determinable fair values are classified and accounted for as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income. Realized gains and losses are calculated based on the specific identification method and recorded in "other income" on the income statement. At June 28, 2003 fair value approximated cost.

Liquidity and Capital Resources

      Cash Flows

      The following table is a summary of the Company's cash flows for the thirty nine weeks of fiscal years 2003 and 2002.

                                                       Thirty Nine Weeks Ended
                                                     June 28            June 29
                                                       2003               2002
                                                     --------------------------
                                                           (In Thousands)

Net cash provided by
  operating activities                               $ 3,368            $ 2,165
Net cash used in
  investing activities                                (1,883)              (533)
Net cash used in
  financing activities                                  (329)            (1,962)
                                                     -------            -------

Net Increase (Decrease) in Cash
and Cash Equivalents                                   1,156               (330)

Cash and Cash Equivalents,  Beginning                  1,143              1,549
                                                     -------            -------

Cash and Cash Equivalents, Ending                    $ 2,299            $ 1,219
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

Capital Expenditures

      The Company had additions to fixed assets of $1,790,000 during the thirty nine weeks ended June 28, 2003 as compared to $1,216,000 for the thirty nine weeks ended June 29, 2002 and for the fiscal year ended September 28, 2002.

      All of the Company's units require periodic refurbishing in order to remain competitive. The Company has in place a refurbishing program, for which the budget for fiscal year 2003 is $900,000.

Working Capital

      The table below summarizes the current assets, current liabilities, and working capital for the fiscal quarters ended June 28, 2003, and June 29, 2002 and the fiscal year ended September 28, 2002.

                                   June 28,          June 29,          Sept. 28,
      Item                           2003              2002              2002
      ----                         --------          --------          ---------
                                                  (In Thousands)

Current Assets                      $7,711            $4,640            $5,354
Current Liabilities                  3,884             2,072             2,323
Working Capital                      3,827             2,568             3,031

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

      The $265,000 due from franchises represents funds advanced to the franchises for capital expenditures to the franchised units. The Company expects these funds to be repaid to the Company prior to the end of fiscal year 2003.

Legal Matters

      See "Litigation" on page 13 of this report and Item 1 and Item 3 to Part 1 of the Amended Annual Report on Form 10-K/A for the fiscal year ended September 28, 2002 for a discussion of other legal proceedings resolved in prior years.

Results of Operation

                                                    Thirteen Weeks Ended
                                          June 28,                       June 29,
                                            2003                           2002
                                    Amount        Percent          Amount        Percent
                                   ----------------------         --------------- ------
                                        (In Thousands)                 (In Thousands)
Restaurant food sales              $ 6,221          61.29         $ 5,424          60.85
Restaurant bar sales                 1,650          16.26           1,380          15.48
Package goods sales                  2,279          22.45           2,109          23.67
                                   -------         ------         -------         ------

Total sales                        $10,150         100.00         $ 8,913         100.00

Franchise related revenues             326                            194
Owners fee                              60                             54
Other operating income                  52                             86
                                   -------                        -------

Total Revenue                      $10,588                        $ 9,247
                                   =======                        =======

                                                  Thirty Nine Weeks Ended
                                          June 28,                       June 29,
                                            2003                           2002
                                    Amount        Percent          Amount        Percent
                                   ----------------------         --------------- ------
                                        (In Thousands)               (In Thousands)
Restaurant food sales              $17,355          58.65         $17,703          60.12
Restaurant bar sales                 4,595          15.53           4,619          15.68
Package goods sales                  7,642          25.82           7,124          24.20
                                   -------         ------         -------         ------

Total sales                        $29,592         100.00         $29,446         100.00

Franchise related revenues             726                            658
Owners fee                             195                            199
Other operating income                 217                            264
                                   -------                        -------

Total Revenue                      $30,730                        $30,567
                                   =======                        =======

      Restaurant food sales represented 61.29% and 58.65% of total sales in the thirteen weeks and thirty nine weeks of fiscal year 2003, respectively as compared to 60.85% and 60.12% of total sales in the thirteen weeks and thirty nine weeks of fiscal year 2002 respectively. The weekly average of same store restaurant food sales were $393,811 and $392,615 for the thirty nine weeks, ended June 28, 2003 and June 29, 2002, respectively, an increase of less than 1.0%. The weekly average of same store restaurant food sales were $375,016 and $376,512 for the thirteen weeks ended June 28, 2003 and June 29, 2002, respectively, a decrease of less than 1.0%.

      Restaurant bar sales represented 16.26% and 15.53% of total sales in the thirteen weeks and thirty nine weeks of fiscal year 2003, respectively, as compared to 15.48% and 15.68% of total sales in the thirteen weeks and thirty nine weeks of fiscal year 2002, respectively. The weekly average of same store restaurant bar sales were $103,316 and $102,041 for the thirty nine weeks ended June 28, 2003 and June 29, 2002, respectively, an increase of 1.25%. The weekly average of same store restaurant bar sales were $101,093 and $ 98,614 for the thirteen weeks ended June 28, 2003 and June 28, 2002 respectively, an increase of 2.51%.

      Package goods sales represented 22.45% and 25.82% of total sales in the thirteen weeks and thirty nine weeks of fiscal year 2003, respectively, as compared to 23.67% and 24.20% of total sales in the thirteen weeks and thirty nine weeks of fiscal year 2002, respectively. The weekly average of same store package goods sales were $184,769 and $177,487 for the thirty nine weeks ended June 28, 2003 and June 29, 2002, respectively, an increase of 4.10%. The weekly average of same store package good sales were $149,842 and $143,611 for the thirteen weeks ended June 28, 2003 and June 29, 2002 respectively, an increase of 4.33%.

      The gross profit margin for restaurant sales was 64.71% and 66.68% for the thirteen weeks ended June 28, 2003 and June 29, 2002, respectively. The gross profit margin for restaurant sales was 65.42% and 66.46% for the thirty nine weeks ended June 28, 2003 and June 29, 2002, respectively.

      The gross profit margin for package goods stores was 28.2% and 28.2% for the thirteen weeks ended June 28, 2003 and June 29, 2002, respectively. The gross profit margin for package good sales was 26.3% and 27.6% for the thirty nine weeks ended June 28, 2003 and June 29, 2002, respectively.

      Franchise related revenues were $326,000 and $194,000 for the thirteen weeks ended June 28, 2003 and June 29, 2002 respectively, an increase of 68.04%. Franchise related revenues were $726,000 and $658,000 for the thirty nine weeks ended June 28, 2003 and June 29, 2002 respectively, an increase of 10.33%.

      The owner's fee was $60,000 and $54,000 for the thirteen weeks ended June 28, 2003 and June 29, 2002 respectively, an increase of 11.11%. The owner's fee was $195,000 and $199,000 for the thirty nine weeks ended June 28, 2003 and June 29, 2002 respectively, a decrease of 2.01%.

Operating Costs and Expenses

      Operating costs and expenses were $ 10,221,000 and $8,967,000 for the thirteen weeks ended June 28, 2003 and June 29, 2002 respectively, an increase of 14%. Operating costs and expenses were $28,776,000 and $28,222,000 for the thirty nine weeks ended June 28, 2003 and June 29, 2002, a decrease of 1.70%.

      Payroll and related costs, which includes workers compensation insurance and health insurance, were $3,056,000 and $3,428,000 for the thirteen weeks ended June 28, 2003 and June 29, 2002 respectively, a decrease of 10.85%. Payroll and related costs, which includes workman's compensation insurance and health insurance, were $8,513,000 and $9,283,000 for the thirty nine weeks ended June 28, 2003 and June 29, 2002, respectively, a decrease of 8.29%.

      Occupancy costs which include rent, common area maintenance, repairs and taxes were $548,000 and $293,000 for the thirteen weeks ended June 28, 2003 and June 29, 2002 respectively, an increase of 87.03%. Occupancy costs which include rent, common area maintenance, repairs and taxes were $1,523,000 and $1,135,000 for the thirty nine weeks ended June 28, 2003 and June 29, 2002, respectively, an increase of 34.18%

      Selling, general and administrative expenses were $ 2,294,000 and $ 1,404,000 for the thirteen weeks ended June 28, 2003 and June 29, 2002, respectively, an increase of 63.39%. Selling, general and administrative expenses were $ 5,664,000 and $ 5,033,000 for the thirty nine weeks ended June 28, 2003 and June 29, 2002 respectively, an increase 12.53%.

SUBSEQUENT EVENTS:

      Subsequent to the end of the third quarter of fiscal year 2003, the Company, as general partner of the limited partnership which previously owned and operated the "Flanigan's Seafood Bar and Grill" restaurant in Miami, Florida which restaurant closed as of March 30, 2002 due to the "taking" of the hotel property upon which this restaurant was located by the State of Florida, Department of Transportation ("DOT") through its right of eminent domain, entered into an agreement to purchase an existing restaurant in Pinecrest, Florida. The agreement provides the limited partnership with a due diligence period until September 22, 2003. During the first quarter of fiscal year 2004, the limited partnership plans to raise funds through a private offering to close on its purchase of the existing restaurant and renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The limited partnership, which received the sum of $700,000 from the owner of the hotel property as compensation for its possessory rights to the restaurant premises and its share of the compensation paid by the DOT for its furniture, fixtures and equipment, in the eminent domain proceedings, intends to invest such amount, ($700,000), at a minimum, in this new location to insure favorable treatment for income tax purposes. As a part of the settlement of its claim for compensation in the eminent domain proceedings, the owner of the hotel property, which was also a limited partner of the limited partnership, surrendered its limited partnership interest to the Company for a payment equal to its share of the compensation received or $350,000. The Company will continue to act as general partner and prior to raising funds through a private offering, the limited partnership agreement will be amended to provide that the limited partnership will have the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of gross sales from the operation of the restaurant while the Company acts as general partner only. Other related parties, including but not limited to officers and directors of the Company and their families also plan to be investors. The agreement for the purchase of the existing restaurant provides for closing by December 31, 2003 and it is anticipated that the renovated restaurant will open for business during the third quarter of fiscal year 2004.

CRITICAL ACCOUNTING POLICIES

      The Company's significant accounting policies are more fully described in
Note 1 to the Company's consolidated financial statements located in Item 8 of the Amended Annual Report on Form 10-K/A. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. The Company believes that the following critical accounting policy is subject to estimates and judgments used in the preparation of its consolidated financial statements.

      Deferred tax assets result primarily from timing differences relating to depreciation and tip credits. The calculations are reviewed periodically by management and are adjusted as the assumptions or conditions indicate.

Trends

      During the next twelve months, management expects same store restaurant sales to remain stable, with an increase in restaurant food sales, but a decrease in restaurant bar sales primarily due to the smoking ban in public places which went into effect in the State of Florida on July 1, 2003. Management also projects a slight increase in gross profit from same store restaurant sales due to a modest increase in a limited number of menu items, offset by moderate increases in operational expenses and the decrease in profit on restaurant bar sales. In addition, we will incur operating expenses associated with the renovation of the Stuart and Pinecrest locations.

      During the next twelve months, management also expects same store package good sales to increase slightly, with a moderate increase in gross profit.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company holds market risk sensitive instruments for investment purposes. The Company also recognizes market risk from interest rate exposure.

      Market Risk - Investments

      In the quarter ended December 28, 2002, the Company began an investment program to accumulate funds to satisfy debt in the future. The Company made an investment in an equity security which is subject to market risk. To the extent that market prices decline, there will be a negative impact on the value of the investment. At June 28, 2003, the fair value of the equity security approximated its cost. There is no assurance that market price will increase or decrease in the next year.

      At June 28, 2003, the Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have negative effect on the Company's earnings. In addition, the Company incurs interest charges on debt at variable rates, which to the extent the Company that the Company has not entered into interest rate swap agreements to hedge this risk, could negatively impact the Company's earnings. There is no assurance that interest rates will increase or decrease over the next fiscal year.

CONTROLS AND PROCEDURES

      We maintain controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission ("SEC") rules and forms, and (2) that this information is accumulated and communicated to our management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

      Under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14 as of a date within 90 days prior to the filing date of this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

      In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our most recent evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

PART II, OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.    Exhibits -  31.1  Certification of the Chief Executive Officer pursuant to
                        Section 302 of The Sarbanes-Oxley Act of 2002.

                  31.2  Certification of the Chief Financial Officer pursuant to
                        Section 302 of The Sarbanes-Oxley Act of 2002.

                  32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

                  32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

b.    Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized. The information furnished reflects all adjustments to the statement of the results for the interim period.

                                FLANIGAN'S ENTERPRISES, INC.


                                ________________________________________________
                                JOSEPH G. FLANIGAN, Chief Executive Officer

Date 8/18/03


                                ________________________________________________
                                EDWARD A. DOXEY, Chief Financial Officer

Date 8/18/03