Form 10-K
period 2003-09-27
FLANIGANS ENTERPRISES INC
filed 2004-01-12
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10K

|X|   ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                   For the fiscal year ended September 27,2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                          Commission File Number I-6836

                          Flanigan's Enterprises, Inc.
             (Exact name of registrant as specified in its charter)

                Florida                                          59-0877638
    (State of other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

5059 N.E. 18th Avenue, Fort Lauderdale, FL                         33334
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code, (954) 377-1961

Securities registered pursuant to Section 12(b) of the Act:

   Common Stock, $.10 Par Value            American Stock Exchange
       Title of each Class                  Name of each exchange
                                            on which registered

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant was $6,453,361 as of January 6, 2004.

There were 1,926,470 shares of the Registrant's Common Stock ($0.10) Par Value outstanding as of September 27, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the Registrant's 2004 definitive proxy material has been incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K.

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

General

      Flanigan's Enterprises, Inc., (the "Company") owns and/or operates restaurants with lounges, package liquor stores and an entertainment oriented club (collectively the "units"). At September 27, 2003, the Company operated 16 units, and had equity interests in seven additional units which have been franchised by the Company. The table below summarizes the type and number of units being operated during each of the last three fiscal years.

                             FISCAL    FISCAL    FISCAL
                             YEAR      YEAR      YEAR       NOTE
                             2003      2002      2001       NUMBER
TYPES OF UNITS
----------------------------------------------------------------------
Company Owned:
  Combination package
  and restaurant              4         4         4
Restaurant only               2         2         2
Package store only            4         4         3       (1)(2)(3)(4)

Company Managed
 Restaurants Only:
  Limited partnerships        4         4         4       (5)(6)(7)(8)
  Franchise                   1         1         1

Company Owned Club:           1         1         1
----------------------------------------------------------------------
TOTAL - Company
  Owned/Operated Units:      16        16        15

FRANCHISED - units            7         7         7       (9)
                             --        --

Notes:

      (1) During the fourth quarter of fiscal year 2000, the Company entered into a lease for the operation of a package liquor store in Hialeah, Florida. This package liquor store opened for business during the first quarter of fiscal year 2002.

      (2) The lease for one (1) package liquor store owned and operated by the Company in Lake Worth, Florida expired on December 31, 2000 and the Company elected not to exercise its five year renewal option to extend the terms of the same. Consequently the package liquor store was closed permanently, at the close of business on December 31, 2000, and is not included in the table of units.

      (3) During the fourth quarter of fiscal year 2001, the Company entered into a ground lease for an out parcel in Hollywood, Florida. The Company has constructed a building on the out parcel, one-half (1/2) of which will be used by the Company for the operation of a package liquor store and the other one-half (1/2) will be subleased by the Company as retail space. The package store opened for business on November 17, 2003. This unit is not included in the table of units.

      (4) During the second quarter of fiscal year 2001, the Company completed renovations to its new corporate offices and relocated to the same. The new corporate offices consist of a two (2) story building, with space set aside on the ground floor for a package liquor store. The Company filed the application for its building permits during the third quarter of fiscal year 2002, but is still involved in litigation with the adjacent shopping center over the Company's right to non-exclusive parking in the shopping center. The construction of the package liquor store has been postponed until the litigation is concluded, which should occur during fiscal year 2004. The package liquor store is not included in the table of units.

      (5) During the third quarter of fiscal year 2001, the Company formed a limited partnership which raised funds through a private offering to purchase the assets of a restaurant in West Miami, Florida and renovate the same for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company acts as general partner and has a twenty five percent ownership of the partnership. The restaurant opened for business on October 11, 2001.

      (6) During fiscal year 2000, the Company received official notification from the State of Transportation, Department of Transportation, ("DOT"), that the DOT was exercising its right of eminent domain to "take" the hotel property upon which a restaurant, operated by the Company as general partner of a limited partnership, was located. The restaurant was closed at the end of business on March 30, 2002 and is not included in the table of units.

      (7) During the fourth quarter of fiscal year 2001, a limited partnership was formed with the Company as general partner, which limited partnership entered into a sublease agreement to own and operate an existing restaurant in Weston, Florida. During the fourth quarter of fiscal year 2002, the sublessor resolved the zoning and related matters and the limited partnership began raising funds to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The Company continues to act as the general partner and has a 28 percent ownership interest in the limited partnership. The restaurant, which had operated under its existing servicemark, was closed on July 13, 2002 and building permits were issued to the limited partnership at the start of fiscal year 2003. The restaurant opened for business on January 20, 2003.

      (8) During the third quarter of fiscal year 2003, a limited partnership was formed with the Company as general partner, which limited partnership entered into a lease agreement to own and operate a restaurant in a Howard Johnson's Hotel in Stuart, Florida. During the fourth quarter of fiscal year 2003, the limited partnership raised funds through a private offering to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The Company continues to act as general partner and owns a twelve percent limited partnership interest. It is anticipated that the renovated restaurant will be open for business during the second quarter of fiscal year 2004 and is not included in the table of units.

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

      The Company conducts its operations directly and through a number of joint ventures and wholly owned subsidiaries. The joint ventures and operating subsidiaries are as follows:

                                                     STATE OF         PERCENTAGE
            ENTITY                                 ORGANIZATION          OWNED
            ------                                 ------------          -----

Flanigan's Management Services, Inc.                 Florida              100
Flanigan's Enterprises, Inc. of Georgia              Georgia              100
Seventh Street Corp.                                 Florida              100
Flanigan's Enterprises, Inc. of Pa.                Pennsylvania           100
CIC Investors #13 Limited Partnership                Florida              100
CIC Investors #60 Limited Partnership                Florida               42
CIC Investors #70 Limited Partnership                Florida               40
CIC Investors #75 Limited Partnership                Florida               12
CIC Investors #80 Limited Partnership                Florida               25
CIC Investors #95 Limited Partnership                Florida               28

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

Corporate Reorganization

      On November 4, 1985, the Company, not including any of its subsidiaries, filed a Voluntary Petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. The Company's action was a result of significant escalations of rent on certain of the Company's leases which made continued profitable operations at those locations impossible and jeopardized the Company's financial position. The major purpose of the reorganization was to reject such leases. In addition, the Company also sought its release from lease agreements for businesses sold, which sales included the assignment of the lease for the business premises. On April 13, 1987, the Company's Amended Plan of Reorganization was confirmed and the Bankruptcy Court entered its Order of Confirmation on May 5, 1987. The effective date of the Amended Plan of Reorganization was June 30, 1987 and the Bankruptcy Court ratified the initial disbursements made by the Disbursing Agent by its Order dated December 21, 1987 and entered its Order of Discharge of the Company on December 28, 1987.

      During fiscal year 1991 and again during fiscal year 1992, the Company and Class 6 and Class 8 Creditors under the Company's Amended Plan of Reorganization modified the schedule for the payment of bankruptcy damages, reducing the amount of the quarterly payments by extending the term of the same, but without reducing the total amount of bankruptcy damages, which modifications provided the Company with needed capital. During the third quarter of fiscal year 2002, the remaining liabilities under the Amended Plan of Reorganization were paid in full.

Financial Information Concerning Industry Segments

      The Company's business is carried out principally in two segments: the restaurant segment and the package liquor store segment.

      Financial information broken into these two principal industry segments for the three fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001 is set forth in the consolidated financial statements which are attached hereto, and incorporated herein by reference.

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

      The Company's restaurants offer full food and alcoholic beverage service with approximately 77% of their sales being food items. These restaurants are operated under the "Flanigan's Seafood Bar and Grill" servicemark. Although these restaurants provide a neighborhood atmosphere, they have the degree of standardization prevalent in casual dining restaurant chains, including menu. The interior decor is nautical with numerous fishing and boating pictures and decorations. Drink prices may vary between locations to meet local conditions. Food prices are standardized. The restaurants' hours of operation are from 11:00 a.m. to 1:00-5:00 a.m. The Company continues to develop strong customer recognition of its "Flanigan's Seafood Bar and Grill" servicemark through very competitive pricing and efficient and friendly service. The Company's package liquor stores and restaurants were designed to permit minor modifications without significant capital expenditures. However, from time to time the Company is required to redesign and refurbish its units at significant cost. See Item 2, Properties and Item 7 for further discussion.

Franchised Package Liquor Stores and Restaurants

      In March 1985, the Company's Board of Directors approved a plan to sell, on a franchise basis, up to 26 of the Company's package liquor stores and lounges in the South Florida area. The Company had limited response to its franchise offering and suspended its franchise plan at the end of fiscal year 1986. Many of the units that were originally offered as franchises have been sold outright and are no longer operated as Flanigan's or Big Daddy's stores. As of the end of fiscal year 2003, seven units were franchised, of which five units were franchised to members of the family of the Chairman of the Board and Officers and Directors of the Company.

      During fiscal year 1995, the Company completed its new franchise agreement for a franchisee to operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a license from the Company. The new franchise agreement provides the Company with the ability to maintain a high level of food quality and service at its franchised restaurants, which are essential to a successful operation. A franchisee is required to execute a new franchise agreement for the balance of the term of its lease for the business premises, extended by the franchisee's continued occupancy of the business premises thereafter, whether by lease or ownership. The new franchise agreement provides for a royalty to the Company in the amount of approximately 3% of gross sales plus a contribution to advertising in an amount between 1-1/2% to 3% of gross sales. All existing franchisees who operate restaurants under the "Flanigan's Seafood Bar and Grill" or other authorized servicemarks have executed new franchise agreements.

      The units that continue to be franchised are doing well and continue to generate income for the Company.

Investment in Joint Ventures

      Beginning with the limited partnership which owns the restaurant in Kendall, Florida and for all limited partnerships formed subsequent thereto for the purpose of owning and operating a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark, a standard financial arrangement has been used in each limited partnership agreement. Under this financial arrangement, until the limited partnership has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant, the limited partnership receives an aggregate sum equal to 25% of the initial investment of all limited partners first each year, with any additional net profit divided equally between the Company, as manager of the restaurant, and the limited partnership. Once the limited partnership has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant, the net profit is divided equally between the Company, as manager of the restaurant, and the limited partnership. As of September 27, 2003, only the limited partnership which owns the restaurant in Kendall, Florida has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant and the Company receives one-half (1/2) of the net profit as manager of the restaurant. The Company plans to continue forming limited partnerships to raise funds to own and operate restaurants under the "Flanigan's Seafood Bar and Grill" servicemark using the same financial arrangement.

      The Company operated a restaurant in Miami, Florida under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a limited partnership agreement through the end of the second quarter of fiscal year 2002. The Company acts as the general partner and owned a fifty percent limited partnership interest. The State of Florida, Department of Transportation, ("DOT"), exercised its right of eminent domain to "take" the hotel property upon which this restaurant was located. During fiscal year 2002, the Company, as general partner of the limited partnership, settled its apportionment claim against the hotel owner for $700,000, which settlement resulted in a gain from disposition of approximately $459,000 to the Company during the fiscal year ended September 28, 2002, which is included in "Other Income (Expense) on Page F-3 of this report. During fiscal year 2003, the limited partnership settled all claims for additional compensation from the DOT for $27,000 and is still pursuing a claim for $10,000 as reimbursement of expenses incurred by the limited partnership during the eminent domain proceedings. The additional compensation from the DOT belongs solely to the Company, as will the anticipated reimbursement of expenses. The unrelated joint venture partner received $350,000 in full settlement of its interest and the Company controls 100% of the partnership as of September 27, 2003.

      During the third quarter of fiscal year 2003, the Company, as general partner of the limited partnership, entered into a Sale of Business Agreement for the purchase of an existing restaurant in Pinecrest, Florida, which transaction closed during the first quarter of fiscal year 2004. The Company agreed to unconditionally guaranty the lease for the business premises in order to procure the _consent of the landlord to the assignment of the lease. During the second quarter of fiscal year 2004, the limited partnership intends to raise funds through a private offering to renovate the business premises for operation as a "Flanigan's Seafood Bar & Grill" restaurant. The Company continues to act as general partner and will also be the owner of up to a thirty three and one-third percent limited partnership interest. The limited partnership agreement gives the partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of the gross sales from the operation of the restaurant, while the Company acts as general partner only. It is anticipated that the renovated restaurant will be open for business during the fourth quarter of the fiscal year 2004.

      A related third party acts as general partner of a limited partnership which owns and operates a franchised restaurant in Fort Lauderdale, Florida under the "Flanigan's Seafood Bar and Grill" servicemark. The Company is a twenty five percent owner of the limited partnership as are other related parties, including, but not limited to officers and directors of the Company and their families. This joint venture is not consolidated on the accompanying consolidated financial statements of the Company.

      The Company acts as general partner of a limited partnership which owns and operates a restaurant in Surfside, Florida under the "Flanigan's Seafood Bar and Grill" servicemark. The Company is also a forty two percent owner of the limited partnership as are other related parties, including, but not limited to officers and directors of the Company and their families. The limited partnership agreement gives the limited partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of the gross sales from the operation of the restaurant, while the Company acts as general partner only. This restaurant opened for business in the second quarter of fiscal year 1998.

      The Company acts as general partner of a limited partnership which owns and operates a restaurant in Kendall, Florida under the "Flanigan's Seafood Bar and Grill" servicemark. The Company is also a forty percent owner of the limited partnership as are other related parties, including, but not limited to officers and directors of the Company and their families. The limited partnership agreement gives the limited partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of the gross sales from the operation of the restaurant, while the Company acts as general partner only. This restaurant opened for business on April 9, 2000.

      The Company acts as general partner of a limited partnership which owns and operates a restaurant in West Miami, Florida under the "Flanigan's Seafood Bar and Grill" servicemark. The Company is also a twenty five percent owner of the limited partnership as are other related parties, including, but not limited to officers and directors of the Company and their families. The limited partnership agreement gives the limited partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of the gross sales from the operation of the restaurant, while the Company acts as general partner only. This restaurant opened for business on October 11, 2001.

      During the fourth quarter of fiscal year 2002, the Company, as general partner of a limited partnership, began raising funds to renovate the business premises of an existing restaurant in Weston, Florida for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The Company is also the owner of twenty eight percent of the limited partnership, as are other related parties, including but not limited to officers and directors of the Company and their families. The limited partnership agreement gives the partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of the gross sales from the operation of the restaurant, while the Company acts as general partner only. The restaurant, which had operated under its existing servicemark, was closed on July 13, 2002 and building permits were issued to the limited partnership at the start of fiscal year 2003. The restaurant opened for business on January 20, 2003.

      During the third quarter of fiscal year 2003, a limited partnership was formed with the Company as general partner, which limited partnership entered into a lease agreement to own and operate a restaurant in a Howard Johnson's Hotel in Stuart, Florida. During the fourth quarter of fiscal year 2003, the limited partnership began raising funds through a private offering to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. As of the end of fiscal year 2003, the Company had advanced the sum of $501,000 to the limited partnership to commence renovations to the business premises, which advance represented one third of the funds to be raised through the private offering to renovate and prepare the restaurant to open for business, including working capital. Subsequent to the end of fiscal year 2003, the limited partnership completed its private offering, raising the sum of $1,500,000. The Company continues to act as general partner and is also the owner of a twelve percent limited partnership interest, as are other related parties, including but not limited to officers and directors of the Company and their families. The limited partnership agreement gives the partnership the right to use the "Flanigan's Seafood Bar and Grill" service mark for a fee equal to 3% of the gross sales from the operation of the restaurant, while the Company acts as general partner only. The renovated restaurant opened for business on January 11, 2004.

Clubs

      As of the end of fiscal year 2003, the Company owned one club in Atlanta, Georgia, which was operated by an unaffiliated third party, as discussed below.

Operation of Unit by Unaffiliated Third Party

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

      The Company is subject in certain states to "dram shop" or "liquor liability" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person. See Item 1, Insurance and Item 3, Legal Proceedings for further discussion. The Company maintains a continuous program of training and surveillance from its corporate headquarters to assure compliance with all applicable liquor laws and regulations. During the fiscal years ended September 29, 2001, September 28, 2002 and September 27, 2003 and through the present time, no significant pending matters have been initiated by the Department of Alcohol, Beverages and Tobacco concerning any of the Company's licenses which might be expected to result in a revocation of a liquor license or other significant actions against the Company.

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

Insurance

      The Company has general liability insurance which incorporates a semi-self-insured plan under which the Company assumes the full risk of the first $50,000 of exposure per occurrence. The Company's insurance carrier is responsible for $1,000,000 coverage per occurrence above the Company's self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During fiscal year 2001, fiscal year 2002, and again in fiscal year 2003 the Company was able to purchase excess liability insurance at a reasonable premium, whereby the Company's excess insurance carrier is responsible for $5,000,000 coverage above the Company's primary general liability insurance coverage. The Company is self-insured against liability claims in excess of $6,000,000.

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

      An accrual for the Company's estimated liability claims is included in the consolidated balance sheets in the caption " Accounts payable and accrued expenses". A significant unfavorable judgment or settlement against the Company in excess of its liability insurance coverage could have a materially adverse effect on the Company.

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

      As previously noted, at September 27, 2003 the Company owned and operated six restaurants, all of which had formerly been lounges and were renovated to provide full food service, operated one restaurant for a franchisee and operated an additional four restaurants as general partner of limited partnerships. These restaurants compete directly with other restaurants serving liquor in the area. The Company's restaurants are competitive due to four factors; product quality, portion size, moderate pricing and a standardization throughout the Company owned and operated restaurants and most of the franchises.

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

Employees

      As of year end, the Company employed 651 employees, of which 472 were full-time and 179 were part-time. Of these, 28 were employed at the corporate offices. Of the remaining employees, 43 were employed in package liquor stores and 580 in restaurants.

      None of the Company's employees are represented by collective bargaining organizations. The Company considers its labor relations to be favorable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                         Positions and Offices                Office or Position
       Name                 Currently Held            Age         Held Since
       ----              ---------------------        ---     ------------------
Joseph G. Flanigan       Chairman of the Board        74             1959
                         of Directors, Chief
                         Executive Officer

James G. Flanigan        President                    39             2002

August Bucci             Chief Operating Officer      59             2002
                         and Executive Vice
                         President

William Patton           Vice President               80             1975
                         Community Relations

Edward A. Doxey          Chief Financial Officer      62             1992
                         and Secretary

Jeffrey D. Kastner       Assistant Secretary          50             1995

Jean Picard              Vice President of            65             2002
                         Package Store
                         Operations


Item 2. Properties

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

      All of the Company's units require periodic refurbishing in order to remain competitive. The Company has budgeted $350,000 for its refurbishing program for fiscal year 2004. See Item 7, "Liquidity and Capital Resources" for discussion of the amounts spent in fiscal year 2003.

      The following table summarizes the Company's properties as of September 27, 2003 including franchise locations, a club and Company managed locations.

                                     Square                      License              Lease
Name and Location                    Footage        Seats        Owned by             Terms
-----------------                    -------        -----        --------             -----

Big Daddy's Liquors #4                2,100          N/A         Company         3/1/02 to 2/28/27
Flanigan's Enterprises                                                             and Options to
Inc. (10)                                                                          2/28/37
7003 Taft Street
Hollywood, FL

Big Daddy's Liquors #7                1,450          N/A         Company         11/1/00 to 10/31/05
Flanigan's Enterprises                                                            and Options to
Inc.                                                                              10/31/15
1550 W. 84th Street
Hialeah, FL

Big Daddy's Liquors #8                1,800          N/A         Company         5/1/99 to 4/30/14
Flanigan's Enterprises
Inc.
959 State Road 84
Fort Lauderdale, FL

Flanigan's Seafood                    4,300          130         Company         10/1/71 to 12/31/04
Bar and Grill #9                                                                  and Option to
Flanigan's Enterprises                                                            12/31/09
Inc. (1)
1550 W.84th Street
Hialeah, FL

Flanigan's Legends                    5,000          150         Franchise       1/4/00 to 1/3/20
Seafood Bar and Grill                                                            Option to 1/3/25
#11, 11 Corporation (3)
330 Southern Blvd.
W. Palm Beach, FL

Flanigan's Legends                    5,000          180         Franchise       11/15/92 to
Seafood Bar and Grill                                                            11/15/12
#12 Galeon Tavern, Inc.(3)
2401 Tenth Ave. North
Lake Worth, FL

                                     Square                      License              Lease
Name and Location                    Footage        Seats        Owned by             Terms
-----------------                    -------        -----        --------             -----

Flanigan's Seafood                    3,320           90         Franchise       6/1/79 to 6/1/04
Bar and Grill #14,                                                                Option to 6/1/09
Big Daddy's #14, Inc.(2)(3)(5)(9)
2041 NE Second St.
Deerfield Beach, FL

                                                                 Franchise/
Piranha Pats II-#15                   4,000           90         Joint           3/2/76 to 8/31/06
CIC Investors #15 Ltd.(3)(5)                                     Venture          Option to 8/31/11
1479 E. Commercial Blvd.
Ft. Lauderdale, FL

Flanigan's Seafood                    4,300          100         Franchise       2/15/72 to12/31/05
Bar and Grill #18                                                                 Options to 12/31/20
Twenty Seven Birds                                                                Option to purchase
Corp. (2)(3)(5)
2721 Bird Avenue
Miami, FL

Flanigan's Seafood                    4,500          160         Company         3/1/72 to 12/31/05
Bar and Grill #19
Flanigan's Enterprises
Inc. (2)(4)
2505 N. University Dr.
Hollywood, FL

Flanigan's Seafood                    5,100          140         Company         7/15/68 to 12/31/04
Bar and Grill #20                                                                  Annual options
Flanigan's Enterprises                                                             until the Company
Inc.  (2)                                                                          fails to exercise
13205 Biscayne Blvd.                                                               Additional Lease
North Miami, FL                                                                    5/1/69 to 12/31/04
                                                                                   Annual options
                                                                                   until the Company
                                                                                   fails to exercise


Flanigan's Seafood                    4,100          200         Company         12/16/68 to
Bar and Grill #22                                                                12/31/05
Flanigan's Enterprises                                                            Options to 12/31/20
Inc. (2)(4)                                                                       Option to purchase
2600 W. Davie Blvd.
Ft. Lauderdale, FL

Flanigan's Enterprises                3,000           90         Company         7/1/50 to 6/30/49
Inc. #27 (8)
732-734 NE 125th St.
North Miami, FL

Flanigan's Seafood                    4,600          150         Company         9/6/68 to 12/31/05
Bar and Grill #31                                                                 Options to 12/31/20
Flanigan's Enterprises                                                            Option to purchase
Inc. (2)
4 N. Federal Highway
Hallandale, FL

                                     Square                      License              Lease
Name and Location                    Footage        Seats        Owned by             Terms
-----------------                    -------        -----        --------             -----

Flanigan's Guppy's                    4,620          130         Franchise       11/1/03 to 4/30/11
Seafood Bar and Grill #33
Guppies, Inc. (2)(3)(5)
45 S. Federal Highway
Boca Raton, FL

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
BD 43 Corporation (2)(3)(5)                                                       Option to 11/30/12
2500 E. Atlantic Blvd.
Pompano Beach, FL

Big Daddy's Liquors                   6,000          N/A         Company         12/21/68 to 1/1/10
#47, Flanigan's                                                                   Options to 1/1/60
Enterprises, Inc. (6)
8600 Biscayne Blvd.
Miami, FL

Flanigan's Seafood                    6,800          200         Joint           8/1/97 to 12/31/11
Bar and Grill #60,                                               Venture
CIC Investors #60 Ltd.
9516 Harding Avenue
Surfside, FL


Flanigan's Seafood                    4,850          161         Joint           4/1/98 to 3/31/08
Bar and Grill #70                                                Venture          Options to 3/31/28
CIC Investors #70 Ltd.
12790 SW 88 St
Kendall, FL

Flanigan's Seafood                     7,000         200         Joint           10/1/03 to 9/30/06
Bar and Grill #75 (11)                                           Venture          Options to 9/30/27
CIC Investors # 75 Ltd.
950 S. Federal Highway
Stuart, FL 34994

Flanigan's Seafood                    5,000          165         Joint           4/15/01 to 12/14/05
Bar and Grill #80                                                Venture          Options to 12/14/20
CIC Investors #80 Ltd.
8695 N.W. 12th St
Miami, FL

                                     Square                      License              Lease
Name and Location                    Footage        Seats        Owned by             Terms
-----------------                    -------        -----        --------             -----

Flanigan's Seafood                    5,700          235         Joint           7/29/01 to 7/28/16
Bar and Grill #95                                                Venture          Options to 7/28/31
CIC Investors #95 Ltd.
2460 Weston Road
Weston, FL

Flanigan's Enterprises               10,000          400         Company         5/1/76 to 4/30/06
#600 (7)
Powers Ferry Landing
Atlanta, GA

(1)   License subject to chattel mortgage.

(2)   License pledged to secure lease rental.

(3)   Franchised by Company.

(4)   Former franchised unit returned and now operated by Company.

(5)   Lease assigned to franchisee

(6) During fiscal year 1996, the Company purchased 37% of the underlying leasehold from the unaffiliated third parties to whom the lease had been assigned and subleased back. An additional 11% was purchased during fiscal year 1997, bringing the total interest purchased to 48%.

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

(10) Ground lease executed by the Company on September 25, 2001. The Company constructed a building of approximately 4200 square feet, one half (1/2) to be used by the Company for the operation of a package liquor store and the other one half (1/2) to be subleased as retail space. The package liquor store opened for business on November 17,2003.

(11)  Location scheduled to open for business on January 11, 2004.

Item 3. Legal Proceedings.

      Due to the nature of the business, the Company is sued from time to time by patrons, usually for alleged personal injuries occurring at the Company's business locations. The Company has liability insurance which incorporates a semi-self-insured plan under which the Company assumes the full risk of the first $50,000 of exposure per occurrence. The Company's primary general liability insurance carrier is responsible for $1,000,000 coverage per occurrence above the Company's self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During the fiscal year 2001, fiscal year 2002, and again in fiscal year 2003, the Company was able to purchase excess liability insurance, at a reasonable premium, whereby the Company's excess insurance carrier is responsible for $5,000,000 coverage above the Company's primary general liability insurance coverage. Certain states have liquor liability (dram shop) laws which allow a person injured by an "obviously intoxicated person" to bring a civil suit against the business (or social host) who had served intoxicating liquors to an already "obviously intoxicated person". Dram shop claims normally involve traffic accidents and the Company generally does not learn of dram shop claims until after a claim is filed and then the Company vigorously defends these claims on the grounds that its employee did not serve an "obviously intoxicated person". Damages in most dram shop cases are substantial. At the present time, there are no dram shop cases pending against the Company. The Company has in place insurance coverage to protect it from losses, if any.

      During fiscal year 2000, the Company was served with several complaints alleging violations of the Americans with Disabilities Act, ("ADA"), at all of its locations. The lawsuits included the restaurants owned by the limited partnerships and franchises. The ADA has no notice provision and the first time that the Company received notice of any ADA violations was when it was served with a copy of the complaint. Of the law suits filed, only a few have been actively pursued. The Company retained an ADA expert who has inspected locations involved in active lawsuits, including the limited partnerships and franchises, and provided a report setting forth ADA violations which need to be corrected. The Company agreed to correct ADA violations noted by its ADA expert and then vigorously defended the lawsuits arguing that the locations were in compliance. During fiscal year 2001 and fiscal year 2002, the Company, including three (3) of its franchises, settled all active law suits alleging ADA violations.

      During fiscal year 2003, the Company was served with a complaint alleging violations of the ADA at one of its locations. The Company corrected all violations noted in the complaint and is arguing that the location is in compliance.

      During fiscal year 2003, the Company, as general partner of one of its limited partnerships, and one of its franchisees, received notifications alleging their failure to complete correcting ADA violations pursuant to their respective settlement agreements from previous lawsuits alleging ADA violations. The Company, as general partner of the limited partnership, and the franchisee corrected any uncorrected ADA violations and are arguing that the locations are in compliance with their respective settlement agreements.

Item 4. Submission of Matters to a Vote of Security Holders.

      During the fourth quarter of fiscal year 2003 the Company did not submit any matter to a vote of the security holders.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

                    Fiscal 2003     Fiscal 2002    Fiscal 2001
                    -----------     -----------    -----------
                    High    Low     High    Low    High    Low
                    ----    ---     ----    ---    ----    ---

First quarter       6.10    4.90    6.20    4.25    4.38   3.75
Second quarter      6.10    5.50    6.21    5.65    4.65   3.75
Third quarter       6.37    5.99    7.20    6.00    5.00   4.06
Fourth quarter      6.60    6.00    6.85    5.40    6.45   4.35

      On February 13, 2001, the Company declared a cash dividend of 12 cents per share payable March 17, 2001 to shareholders of record as of March 1, 2001.

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

      On December 18, 2003 the Company declared a cash dividend of 30 cents per share payable on January 15, 2004 to shareholders of record on December 30, 2003.

Item 6. Selected Financial Data.

--------------------------------------------------------------------------------------------
                           1999            2000          2001          2002          2003
--------------------------------------------------------------------------------------------
                                             Statement of Operations Data
--------------------------------------------------------------------------------------------
Revenue                 $29,523,000    $32,640,000   $36,038,000   $39,124,000   $40,253,000
--------------------------------------------------------------------------------------------

Income from Operations

                        $ 1,835,000    $ 2,216,000   $ 2,583,000   $ 2,788,000   $ 2,024,000
--------------------------------------------------------------------------------------------
Net income              $ 2,368,000    $ 1,364,000   $ 1,529,000   $ 1,383,000   $   888,000
--------------------------------------------------------------------------------------------
Earnings per share      $      1.21    $      0.73   $      0.80   $      0.71   $      0.46
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                                                 Balance Sheet Data
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Total assets            $14,168,000    $15,477,000   $16,728,000   $17,367,000   $18,733,000
--------------------------------------------------------------------------------------------
Long term liabilities
                        $ 1,528,000    $ 1,672,000   $ 2,010,000   $ 1,593,000   $ 1,314,000
--------------------------------------------------------------------------------------------
Net working capital
                        $ 1,429,000    $ 1,373,000   $ 2,436,000   $ 2,980,000   $ 2,093,000
--------------------------------------------------------------------------------------------
Stockholders' equity
                        $ 6,980,000    $ 7,667,000   $ 8,968,000   $ 9,957,000   $10,351,000
--------------------------------------------------------------------------------------------
Dividends declared
                        $  186,000     $   215,000   $   231,000   $   499,000   $   520,000
--------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      As of September 27, 2003, the Company was operating sixteen units. The Company had interests in an additional seven units which had been franchised by the Company, which interests include the franchised restaurant managed by the Company. Of the units operated by the Company, four were combination package liquor store and restaurant, seven were restaurants only and four were package liquor stores only. There was one club operated by an unaffiliated third party under a management agreement. During fiscal year 2001, one package liquor store only was closed with the expiration of its lease and the liquor license was sold during the first quarter of fiscal year 2002 to an unaffiliated third party. During fiscal year 2001, one restaurant only was acquired by a limited partnership of which the Company acts as general partner. The restaurant, which was being operated by the Company under the restaurant's servicemark, was closed during the fourth quarter of fiscal year 2002, renovated for operation under the "Flanigan's Seafood Bar and Grill" servicemark and re-opened for business during the second quarter of fiscal year 2003. During fiscal year 2001, the Company also entered into a ground lease and constructed a building for the operation of a package liquor store only from one half (1/2) of the building and to sublease retail space from the other one half (1/2). At the start of fiscal year 2001, one restaurant only, owned by a limited partnership of which the Company acts as general partner, was opened for business.

Liquidity and Capital Resources

Cash Flows

      The following table is a summary of the Company's cash flows for the fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001:

--------------------------------------------------------------------------------
                                            Fiscal Years Ended
--------------------------------------------------------------------------------
                                           2003            2002           2001
--------------------------------------------------------------------------------
                                              (in thousands)
--------------------------------------------------------------------------------
Net cash provided by
operating activities                      $4,418          $2,495         $2,476
--------------------------------------------------------------------------------
Net cash used in
investing activities                      (3,108)         (2,009)        (1,665)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                            Fiscal Years Ended
--------------------------------------------------------------------------------
                                           2003             2002           2001
--------------------------------------------------------------------------------
                                              (in thousands)
--------------------------------------------------------------------------------
Net cash used in
financing activities                        (866)           (892)          (168)
--------------------------------------------------------------------------------
Net increase (decrease)
in cash and equivalents                      444            (406)           643
--------------------------------------------------------------------------------
Cash and equivalents
beginning of year                          1,143           1,549            906
--------------------------------------------------------------------------------
Cash and equivalents
end of year                              $ 1,587         $ 1,143        $ 1,549
--------------------------------------------------------------------------------

Beginning with the limited partnership which owns the restaurant in Kendall, Florida and for all limited partnerships formed subsequent thereto for the purpose of owning and operating a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark, a standard financial arrangement has been used in each limited partnership agreement. Under this financial arrangement, until the limited partnership has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant, the limited partnership receives an aggregate sum equal to 25% of the initial investment of all limited partners first each year, with any additional net profit divided equally between the Company, as manager of the restaurant, and the limited partnership. Once the limited partnership has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant, the net profit is divided equally between the Company, as manager of the restaurant, and the limited partnership. The Company plans to continue forming limited partnerships to raise funds to own and operate restaurants under the "Flanigan's Seafood Bar and Grill" servicemark using the same financial arrangement.

Contractual Cash Obligations

                                                            Less Than        1-5          After
                                                Total         1 Year        Years        5 Years
                                                -----         ------        -----        -------
Employment contract                          $   150,000   $   150,000
Long-term debt                                 1,592,000       278,000   $   363,000   $   951,000
Operating leases                              11,170,000     1,647,000     4,389,000     5,134,000

Subtotal                                      12,912,000     2,075,000     4,752,000     6,085,000
Operating Lease guarantees for Franchisees     3,290,000       698,000     2,071,000       521,000
                                             -----------   -----------   -----------   -----------
                                             $16,202,000   $ 2,773,000   $ 6,823,000   $ 6,606,000
                                             ===========   ===========   ===========   ===========

Improvements

      Capital expenditures were $3,028,000,$1,216,000 and $2,560,000 during fiscal years 2003, 2002 and 2001, respectively. The capital expenditures for each fiscal year included upgrading existing units serving food, improvements to package liquor stores and the replacement of the corporate computer system. The capital expenditures for fiscal year 2003 included renovations to their respective business premises by the joint ventures in Weston, Florida, ($820,000), and Stuart, Florida, ($284,000), and the construction of the building in Hollywood, Florida for the operation of a package liquor store, ($515,000).

      All of the Company's units require periodic refurbishing in order to remain competitive . During fiscal 1992, as cash flow improved, the Company embarked on a refurbishing program which continues. The budget for fiscal year 2004 includes approximately $ 350,000 for this purpose. The Company expects the funds for these improvements to be provided from operations. In addition it is anticipated that two new joint ventures will require approximately $4,000,000 in capital expenditures during fiscal year 2004, the majority of which will be raised through private offerings.

Long Term Debt

      During the fourth quarter of fiscal year 2002, the Company closed on an unsecured $456,000 loan from BankAtlantic, which loan was used to prepay the principal balance due on a $1,000,000 loan from Bank of America, (formerly NationsBank), which loan originated during the second quarter of fiscal year 2000. The promissory note earns interest at prime rate, (4.0% at September 27, 2003), per annum and is fully amortized over 19 months, with equal monthly payments of principal and interest. The principal balance due as of September 27, 2003 was $190,209.

      During the fourth quarter of fiscal year 2001, the Company borrowed the sum of $895,000 from Bank of America (formerly Nations Bank). The promissory note earns interest at the rate of 8.62% per annum, amortized over 20 years with principal and interest payable monthly, with the entire unpaid principal balance and all accrued interest due on August 1, 2008. The promissory note is secured by a mortgage on the office building purchased by the Company for its corporate offices, which office building was released from the lien granted by the Company to Bank of America (formerly Nations Bank), as collateral for the $1,000,000 loan in the second quarter of fiscal year 2000. In order to achieve the fixed interest rate, the Company entered into an ISDA Master Agreement with Bank of America, ("SWAP Agreement"), and in the event the Company elects to prepay the promissory note, there may be a prepayment penalty associated therewith. The outstanding balance as of the end of fiscal year 2003 was $ 856,578.

      During the fourth quarter of fiscal year 1997, the Company, as general partner of a limited partnership, purchased the assets of an existing restaurant in Surfside, Florida for renovation and operation as a "Flanigan's Seafood Bar and Grill" restaurant. The purchase price was seller financed, secured by a chattel mortgage upon the assets of the limited partnership, bearing interest at the rate of 8% per annum and being fully amortized over 10 years with equal monthly installments of principal and interest, each in the amount of $6,066.40. The principal balance due as of September 27, 2003 was $243,000.

      During the fourth quarter of fiscal year 1997, the Company borrowed $375,000 from investors, in units of $5,000, which loan was fully secured by specific receivables owned by the Company. The loan was paid in full during the fourth quarter of fiscal year 2002.

      During the third quarter of fiscal year 1997, the Company purchased unimproved real property adjacent to one of its units to ensure adequate parking for the restaurant. The purchase price was seller financed, secured by a mortgage upon the real property purchased, bearing interest at the rate of 8% per annum and being payable in equal monthly installments of principal and interest, each in the amount of $3,042.55, until April 24, 2007, when the entire principal balance and all accrued interest is due in full. The principal balance due as of September 27, 2003 was $302,000.

      The Company repaid long term debt, including the Bank of America note payable, the Bank Atlantic note payable, mortgages, capital lease obligations and Chapter 11 bankruptcy damages in the amount of $ 346,000, $498,000 and $835,000 in fiscal years 2003, 2002 and 2001 respectively.

Working capital

      The table below summarizes the current assets, current liabilities and working capital for the fiscal years 2003, 2002 and 2001:

                                       Sept. 27        Sept. 28        Sept.29
                                         2003            2002            2001

Current assets                        $4,958,000      $5,354,000      $4,745,000

Current liabilities                    2,865,000       2,374,000       2,309,000

Working capital                        2,093,000       2,980,000       2,436,000

      Working capital for the fiscal year ended September 27, 2003 decreased by 29.8% and 14.1% from the working capital for the fiscal years ended September 28, 2002 and September 27, 2001, respectively. The decrease in working capital is attributed to capital improvements made by the limited partnership owning the restaurant in Stuart, Florida, and the construction of the building in Hollywood, Florida from which the Company operates a package liquor store. Subsequent to the end of fiscal year 2003 and the completion of the private offering by the limited partnership owning the restaurant in Stuart, Florida, the Company was reimbursed for advances made in excess of its investment ($376,000), thereby improving working capital. The Company currently has no plans to construct another building for the purpose of operating a package liquor store.

      Management believes that positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures in fiscal year 2004. However, it is also anticipated that during fiscal year 2004, working capital will be adversely effected by the annual dividend, provided the dividend is approved by the Board of Directors, and investments and/or advances made by the Company to limited partnerships pending reimbursement of advances made by the Company in excess of its investment once the private offering by the limited partnership is completed.

Income Taxes

      Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss and tip credit carryforwards to the extent that realization of said benefits is more likely than not. For discussion regarding the Company's carryforwards refer to Note 7 to the consolidated financial statements for fiscal year ended September 27, 2003.

Critical Accounting Policies

      The Company's significant accounting policies are more fully described in
Note 1 to the Company's consolidated financial statements located in Item 8 of this Annual Report on Form 10-K. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. The Company believes that the following critical accounting policies are subject to estimates and judgments used in the preparation of its consolidated financial statements:

Depreciation

The estimate of useful lives for tangible and intangible assets are significant estimates. Expenditures for the leasehold improvements and equipment when a restaurant is first constructed are material. In addition. periodic refurbishing takes place and those expenditures can be material. Management estimates the useful life of those assets by considering, among other things, expected use, life of the lease on the building, and warranty period, if applicable. The assets are then depreciated using a straight line method over those estimated lives. These estimated lives are reviewed periodically and adjusted if necessary. Any necessary adjustment to depreciation expense is made in the income statement of the period in which the adjustment is determined to be necessary.

In fiscal 2003, management reviewed the estimated useful lives for leasehold improvements and recorded an adjustment which was not significant.

Deferred Tax Assets

Deferred tax assets result primarily from timing differences relating to depreciation and tip credits. The calculations are reviewed periodically by management and the estimates are adjusted as the assumptions or conditions indicate.

Consolidation

The Company operates 4 restaurants as general partner for the limited partnership that owns the operations of these restaurants. The Company refers to these entities as joint ventures or limited partnerships. Additionally, the Company expects that any expansion which takes place in opening new restaurants will also result in the Company operating the restaurants as general partner. In addition to the general partnership interest the Company also purchases limited partnership units ranging from 12% to 42% of the total units outstanding. As a result of these controlling interests, the Company consolidates the operations of these limited partnerships with those of the Company despite the fact the Company does not own in excess of 50% of the equity interests. All intercompany transactions are eliminated in consolidation. The minority interests in the earnings of these joint ventures are removed from net income and are not included in the calculation of earnings per share.

Results of Operations

REVENUES (in thousands):
--------------------------------------------------------------------------------
                        Fifty Two           Fifty Two               Fifty Two
                       Weeks Ended         Weeks Ended             Weeks Ended
                      Sept.27, 2003       Sept. 28, 2002         Sept. 29, 2001
Sales
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Restaurant, food      $22,489  57.7%      $22,086   58.4%       $19,976    57.6%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Restaurant, bar         6,705  17.2%        6,533   17.3%         5,806    16.7%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Package goods           9,777  25.1%        9,174   24.3%         8,907    25.7%
--------------------------------------------------------------------------------

Total                  38,971   100%       37,793  100.0%        34,689   100.0%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Franchise revenues        904                 985                   977
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Owners fee                260                 251                   269
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Other operating
  income                  118                  95                   103
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Total Revenues        $40,253             $39,124               $36,038
--------------------------------------------------------------------------------

      As the table above illustrates, total revenues have increased when compared to fiscal years ended September 28, 2002 and September 29, 2001. During fiscal year 2004, total revenues are expected to continue increasing primarily due to the restaurant in Weston, Florida being open for the entire year, the opening of the new restaurant in Stuart, Florida and the opening of a new package liquor store in Hollywood, Florida.

      Restaurant food sales represented 57.7% of total sales for the fiscal year ended September 27, 2003 as compared to 58.4% and 57.6% of total sales in the fiscal years ended September 28, 2002 and September 29, 2001 respectively. The weekly average of same store restaurant food sales was $273,000 for the fiscal year ended September 27, 2003 as compared to $264,000 and $255,000 for the fiscal years ended September 28, 2002 and September 29, 2001, respectively, an increase of 3.4% and 7.1% from the fiscal years ended September 28, 2002 and September 29, 2001, respectively. The weekly average of restaurant food sales increased for the fiscal year ending September 27, 2003 as compared to the fiscal years ending September 28, 2002 and September 29, 2001, while the percentage of restaurant food sales to total sales decreased due to increased package store sales. During fiscal year 2004, restaurant food sales are expected to increase primarily due to the restaurant in Weston, Florida being open for the entire year and the opening of the new restaurant in Stuart, Florida and the continued increase in the weekly average of same store restaurant food sales.

      Restaurant bar sales represented 17.2% of total sales for the fiscal year ended September 27, 2003 as compared to 17.3% and 16.7% of total sales in the fiscal years ended September 28, 2002 and September 29, 2001, respectively. The weekly average of same store restaurant bar sales was $73,000 for the fiscal year ended September 27, 2003 as compared to $74,000 and $75,000 for the fiscal years ended September 28, 2002 and September 29, 2001 respectively, a decrease of 1.4% from fiscal year 2002 and 2.7% from fiscal year 2001. During fiscal year 2004, restaurant bar sales are expected to increase primarily due to the restaurant in Weston, Florida being open for the entire year and the opening of the new restaurant in Stuart, Florida, although the weekly average of same store restaurant bar sales is expected to remain constant.

      Package store sales represented 25.1% of total sales for the fiscal year ended September 27, 2003 as compared to 24.3% and 25.7% of total sales in the fiscal years ended September 28, 2002 and September 29, 2001, respectively. The weekly average of same store package sales was $177,000 for the fiscal year ended September 27, 2003 as compared to $170,000 and $168,000 for the fiscal years ended September 28, 2002 and September 29, 2001 respectively, an increase of 4.1% and 5.4% from fiscal years ended September 28, 2002 and September 29, 2001, respectively. During fiscal year 2004, package store sales are expected to increase primarily due to the opening of a new package liquor store during the first quarter and the continued increase in the weekly average of same store package stores.

      Franchise revenue, which includes but is not limited to rental income and franchise-related income such as franchise royalties, bookkeeping and accounting fees and reimbursement of attorney's fees, decreased to $904,000 for the fiscal year ended September 27, 2003 as compared to $985,000 and $977,000 for the fiscal years ended September 28, 2002 and September 29, 2001, respectively, a decrease of 8.2% and 7.5% for fiscal years ended September 28, 2002 and September 29, 2001, respectively.

      Owner's fee represents fees received pursuant to a Management Agreement from the operation of a club owned by the Company in Atlanta, Georgia. The Management Agreement was amended effective July 1, 1996, whereby the Company also receives ten percent of sales exceeding $1,500,000 per annum as additional owner's fees. Income from this club was $260,000 for the fiscal year ended September 27, 2003 as compared to $251,000 and $269,000 for the fiscal years ended September 28, 2002 and September 29, 2001, respectively.

      The gross profit margin for restaurant sales was 65.8% for the fiscal year ended September 27, 2003 as compared to 66.6% and 63.58% for the fiscal years ended September 28, 2002 and September 29, 2001, respectively. The gross profit margin for restaurant sales for the fiscal year ended September 27, 2003 was adversely effected by increasing costs, a trend which is expected to continue during fiscal year 2004. The Company offsets increased costs by price increases, whenever possible.

      The gross profit margin for package goods sales was 27.0% for the fiscal year ended September 27, 2003 as compared to 25.9% and 27.2% for the fiscal years ended September 28, 2002 and September 29, 2001, respectively. For the fiscal year ended September 28, 2002, the gross profit margin for package good sales was adversely effected by a charge due to a change in accounting method. Otherwise, the gross profit margin for package good sales has remained constant for each of the three fiscal years and is expected to remain constant during fiscal year 2004.

      Overall gross profits were 56.1% for the fiscal year ended September 27, 2003, as compared to 57.1% and 54.2% for the fiscal years ended September 28, 2002 and September 29, 2001, respectively.

Operating Costs and Expenses

      Operating costs and expenses for the fiscal year ended September 27, 2003 were $38,229,000 as compared to $36,336,000 and $33,445,000 for the fiscal years ended September 28, 2002 and September 29, 2001, respectively. Operating expenses are comprised of the cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses. Operating costs and expenses for the fiscal year ended September 27, 2003 increased by 5.2% and 14.3% as compared to operating costs and expenses for the fiscal years ended September 28, 2002 and September 29, 2001, primarily due to the opening of the new restaurants and package stores, as well as a general increase in overall operating costs and expenses. During fiscal year 2004, operating costs and expenses are expected to continue increasing primarily due to the restaurant in Weston, Florida being open for the entire year, the opening of the new restaurant in Stuart, Florida and the opening of a new package liquor store in Hollywood, Florida. Overall operating costs and expenses are also expected to continue increasing slightly.

      Payroll and related costs were $11,423,000 for the fiscal year ended September 27, 2003, as compared to $11,377,000 and $10,346,000 for the fiscal years September 28, 2002 and September 29, 2001, respectively. Payroll and related costs for the fiscal year ended September 27, 2003 increased as compared to payroll and related costs for the fiscal years ended September 28, 2002 and September 29, 2001, primarily due to the opening of the new restaurants and package stores. During fiscal year 2004, payroll and related costs are expected to continue increasing primarily due to the restaurant in Weston, Florida being open for the entire year, the opening of the new restaurant in Stuart, Florida and the opening of a new package liquor store in Hollywood, Florida.

      Occupancy costs, which include rent, common area maintenance, repairs and taxes were $2,158,000 for the fiscal year ended September 27, 2003 as compared to $1,756,000 and $1,373,000 for the fiscal years ended September 28, 2002 and September 29, 2001, respectively. The increase in occupancy costs during the fiscal year ended September 27, 2003 was due primarily to the payment of rent for the restaurant in Weston, Florida commencing at the start of the second quarter of fiscal year 2003. During fiscal year 2004, occupancy costs are expected to continue increasing with the payment of rent for the restaurant in Weston, Florida for the entire year, the payment of rent for the new restaurant in Stuart, Florida and the payment of rent for a new restaurant location in Pinecrest, Florida commencing at the start of the second quarter of fiscal year 2004.

      Selling, general and administrative expenses were $7,534,000 for the fiscal year ended September 27, 2003 as compared to $6,785,000 and $5,832,000 for the fiscal years ended September 28, 2002 and September 29, 2001, respectively. The increase in selling, general and administrative expenses during the fiscal year ended September 27, 2003 was primarily due to the opening of the new restaurants and package stores. During fiscal year 2004, selling, general and administrative expenses are expected to continue increasing primarily due to the restaurant in Weston, Florida being open for the entire year, the opening of the new restaurant in Stuart, Florida and the opening of a new package liquor store in Hollywood, Florida.

Other Income and Expenses

      Other income and expenses were an expense of ($594,000) for the fiscal year ended September 27, 2003 as compared to ($717,000) and ($565,000) for the fiscal years ended September 28, 2002 and September 29, 2001, respectively. Other income and expenses, which include minority interest in consolidated limited partnerships, were an expense of ($594,000) for the fiscal year ended September 27, 2003 as compared to ($659,000) and ($565,000) for the fiscal years ended September 28, 2002 and September 29, 2001, respectively. Other income and expenses for the fiscal year ended September 28, 2002 includes the gain of $459,000 on disposition relating to the eminent domain proceedings. During fiscal year 2004, other income and expenses are expected to show increased expense primarily due to the restaurant in Weston, Florida being open for the entire year and the opening of the new restaurant in Stuart, Florida.

      Interest expense, net of interest income, was $95,000 for the fiscal year ended September 27, 2003 as compared to $115,000 and $153,000 for each of the fiscal years ended September 28, 2002 and September 29, 2001, respectively.

      The category "Other, net" was $80,000 for the fiscal year ended September 27, 2003 as compared with $559,000,and $160,000 for the fiscal years ended September 28, 2002 and ended September 29, 2001, respectively. The increase for the fiscal year ending September 28, 2002 was attributed to the gain of $456,000 on disposition relating to the eminent domain proceedings which did not reoccur.

Trends

      During the next twelve months management expects continued increases in restaurant sales, due primarily to the restaurant in Weston, Florida being open for the entire year, the opening of the new restaurant in Stuart, Florida and continued increases in same store sales. Package goods sales are also expected to increase due primarily to the opening of a new package store in Hollywood, Florida and continued increases in same store sales. Franchise royalties are expected to increase due to restaurant in Weston, Florida being open for the entire year, the opening of the new restaurant in Stuart, Florida and continued increases in same store sales for the limited partnerships and franchises. At the same time, management also expects higher food costs, especially the cost of ribs, and overall expenses to increase generally. The Company has already raised some of its menu prices to offset the higher food costs and will continue to do so wherever competitively possible. During the next twelve months, management projects an increase in overall profit before income tax.

      The provision for income taxes was $542,000 for the fiscal year ended September 27, 2003, $688,000 for fiscal year ended September 28, 2002 and $489,000 for the fiscal year ended September 29, 2001.

      Subsequent to the end of fiscal year 2003, the Company, as general partner of the limited partnership which was forced to close its restaurant due to eminent domain proceedings, closed on the purchase of an existing restaurant in Pinecrest, Florida to renovate and operate as a "Flanigan's Seafood Bar and Grill" restaurant. It is anticipated that funds will be raised through a private offering and the restaurant will be open for business during the fourth quarter of fiscal year 2004. The Company intends to open additional restaurants as suitable locations become available, using limited partnerships, of which it is the general partner, to raise funds to own and operate the same.

      The Company does not plan to construct any more buildings for the operation of a package store and is not actively searching for locations, but if an appropriate location for a package store becomes available, the Company will consider the same.

Other Matters

      Impact of Inflation

      The Company does not believe that inflation has had any material effect during the past three fiscal years. To the extent allowed by competition, the Company recovers increased costs by increasing prices.

Item 7A. Quantative and Qualitative Disclosures About Market Risk

      The Company does not ordinarily hold market risk sensitive instruments for trading purposes, but holds one equity security, at a cost of $144,000, for dividend payments. Even if the price of the equity securities decreased by 10%, results of operations would be reduced by $14,400, an amount management considers immaterial.

      The Company recognizes market risk from interest rate exposure. The Company has two debt arrangements which have variable interest rates. For one of these instruments, a mortgage note, the Company has entered into an interest rate swap agreement to hedge the interest rate risk. The other debt instrument has an outstanding principal balance at September 27, 2003 of $ 190,000. Even if interest rates increased by 10%, results of operations would be reduced by only $ 4,000 an amount management considers immaterial.

Interest Rate Risk

At September 27, 2003, the Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have a negative effect on the Company's earnings. In addition, the Company incurs interest charges on debt at variable rates, which to the extent that the Company has not entered into interest rate swap agreements to hedge this risk, could negatively impact the Company's earnings. There is no assurance that interest rates will increase or decrease over the next fiscal year.

Item 8. Financial Statements and Supplementary Data.

      Financial statements of the Company at September 27, 2003, September 28, 2002 and September 29, 2001, which include each of the three years in the period ended September 27, 2003 and the independent certified public accountants' report thereon, are included herein.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission pursuant to regulation 14A under the Securities and Exchange Act of 1934, as amended (the 2004 Proxy Statement), is incorporated herein by reference. See also "Executive Officers of the Registrant" included in Part I hereof.

Item 11. Executive Compensation.

      The information set forth in the 2004 Proxy Statement under the caption "Executive Compensation" is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2004 Proxy Statement is incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

      The information set forth under the caption "Election of Directors -- Certain Relationships and Related Transactions" in the 2004 Proxy Statement is incorporated by reference.

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

(b) Reports on Form 8-K

      No reports on form 8-K were filed during the fourth quarter of fiscal year 2003 or subsequent to year end.

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

(10)(y) Limited Partnership Agreement of CIC Investors #80, Ltd., dated May 2001, between Flanigan's Enterprises, Inc. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc., as limited partner owning twenty five percent of the limited partnership. (Item 14(a) (10)(y) of Form 1--KSB dated September 29, 2001 is incorporated herein by reference.)

(10)(z) Limited Partnership Agreement of CIC Investors #95, Ltd., dated July 2001, between Flanigan's Enterprises, Inc., as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning twenty eight percent of the limited partnership.(Item 14 (a) (10)(z) of Form 10-KSB dated September 29, 2001 is incorporated herein by reference.)

(10)(aa) Limited Partnership Agreement of CIC Investors #75, Ltd., dated June 17, 2003, between Flanigan's Enterprises, Inc., as General Partner, and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning twelve percent of the limited partnership.

(13) Registrant's Form 10-K constitutes the Annual Report to Shareholders for the fiscal year ended September 27, 2003.

(22)(a) Company's subsidiaries are set forth in this Annual Report on Form 10-K.

31.1 CERTIFICATION PURSUANT TO 302 OF SARBANES-OXLEY ACT OF 2002 OF CHIEF EXECUTIVE OFFICER

31.2 CERTIFICATION PURSUANT TO 302 OF SARBANES-OXLEY ACT OF 2002 OF CHIEF FINANCIAL OFFICER

32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: 1/12/04

      Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

/s/ JOSEPH G. FLANIGAN        Chairman of the Board,        Date:  1/12/04
----------------------        Chief Executor Officer,
Joseph G. Flanigan            and Director


/s/ EDWARD A. DOXEY           Chief Financial Officer       Date:  1/12/04
----------------------        Secretary and Director
Edward A. Doxey


/s/ MICHAEL ROBERTS           Director                      Date:  1/12/04
----------------------
MICHAEL ROBERTS


/s/ GERMAINE M. BELL          Director                      Date:  1/12/04
----------------------
Germaine M. Bell


/s/ CHARLES E. MCMANUS        Director                      Date:  1/12/04
----------------------
Charles E. McManus


/s/ JEFFREY D. KASTNER        Assistant Secretary           Date:  1/12/04
----------------------         and Director
Jeffrey D. Kastner


WILLIAM PATTON                Vice President, Public        Date:  1/12/04
----------------------        Relations and Director
William Patton

/s/ JAMES G. FLANIGAN         President and Director        Date:  1/12/04
----------------------
James G. Flanigan


/s/ PATRICK J. FLANIGAN       Director                      Date:  1/12/04
-----------------------
Patrick J. Flanigan

================================================================================

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

         SEPTEMBER 27, 2003, SEPTEMBER 28, 2002, AND SEPTEMBER 29, 2001

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

   Notes to Financial Statements                                        F-7-F-29

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Flanigan's Enterprises, Inc.
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Flanigan's Enterprises, Inc. and Subsidiaries as of September 27, 2003 and September 28, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 27, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flanigan's Enterprises, Inc. and Subsidiaries as of September 27, 2003 and September 28, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 27, 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been restated as discussed in Note 1.

                            RACHLIN COHEN & HOLTZ LLP

Fort Lauderdale, Florida
December 11, 2003

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002

                                                                      2003            2002
                                                                      ----            ----
                                 ASSETS
Current Assets:
    Cash and cash equivalents                                    $  1,587,000    $  1,143,000
    Investments:
      Cetificate of deposit                                           354,000         350,000
      Marketable securities                                           185,000              --
    Notes and mortgages receivable, current maturities, net            23,000          85,000
    Due from franchisees                                               16,000         156,000
    Other receivables                                                 361,000         445,000
    Inventories                                                     1,362,000       1,422,000
    Refundable deposit, major supplier                                 77,000         979,000
    Prepaid expenses                                                  881,000         535,000
    Deferred tax assets                                               112,000         239,000
                                                                 ------------    ------------
      Total current assets                                          4,958,000       5,354,000
                                                                 ------------    ------------

Property and Equipment                                             12,413,000      10,514,000
                                                                 ------------    ------------

Investments in Joint Ventures                                         320,000         142,000
                                                                 ------------    ------------

Other Assets:
    Liquor licenses, net                                              347,000         347,000
    Notes and mortgages receivable, net                               149,000         167,000
    Deferred tax assets                                               208,000         248,000
    Other                                                             338,000         595,000
                                                                 ------------    ------------
         Total other assets                                         1,042,000       1,357,000
                                                                 ------------    ------------
         Total assets                                            $ 18,733,000    $ 17,367,000
                                                                 ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses                        $  2,108,000    $  1,905,000
    Due to franchisees                                                409,000          49,000
    Current portion of long-term debt                                 278,000         345,000
    Deferred revenues                                                  70,000          75,000
                                                                 ------------    ------------
         Total current liabilities                                  2,865,000       2,374,000
                                                                 ------------    ------------

Long-Term Debt, Net of Current Maturities                           1,314,000       1,593,000
                                                                 ------------    ------------

Minority Interest in Equity of Consolidated Joint Ventures          4,203,000       3,443,000
                                                                 ------------    ------------

Commitments, Contingencies and Other Matters                               --              --

Stockholders' Equity:
    Common stock, $.10 par value; 5,000,000 shares authorized;
      4,197,642 shares issued                                         420,000         420,000
    Capital in excess of par value                                  6,103,000       6,103,000
    Retained earnings                                               9,115,000       8,747,000
    Accumulated other comprehensive income                             26,000              --
    Treasury stock, at cost, 2,271,172 shares                      (5,313,000)     (5,313,000)
                                                                 ------------    ------------
         Total stockholders' equity                                10,351,000       9,957,000
                                                                 ------------    ------------
         Total liabilities and stockholders' equity              $ 18,733,000    $ 17,367,000
                                                                 ============    ============

                See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

    YEARS ENDED SEPTEMBER 27, 2003, SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

                                                                       2003            2002             2001
                                                                       ----            ----             ----
                                                                                    (Restated)
Revenues:
    Restaurant food sales                                          $ 22,489,000    $ 22,086,000    $ 19,976,000
    Restaurant beverage sales                                         6,705,000       6,533,000       5,806,000
    Package goods sales                                               9,777,000       9,174,000       8,907,000
    Franchise-related revenues                                          904,000         985,000         977,000
    Owner's fee                                                         260,000         251,000         269,000
    Other operating income                                              118,000          95,000         103,000
                                                                   ------------    ------------    ------------
                                                                     40,253,000      39,124,000      36,038,000
                                                                   ------------    ------------    ------------
Costs and Expenses:
    Cost of merchandise sold:
       Restaurants and lounges                                        9,978,000       9,620,000       9,417,000
       Package goods                                                  7,136,000       6,798,000       6,487,000
    Payroll and related costs                                        11,423,000      11,377,000      10,346,000
    Occupancy costs                                                   2,158,000       1,756,000       1,373,000
    Selling, general and administrative expenses                      7,534,000       6,785,000       5,832,000
                                                                   ------------    ------------    ------------
                                                                     38,229,000      36,336,000      33,455,000
                                                                   ------------    ------------    ------------

Income from Operations                                                2,024,000       2,788,000       2,583,000
                                                                   ------------    ------------    ------------

Other Income (Expense):
    Interest expense                                                   (140,000)       (175,000)       (221,000)
    Minority interest in earnings of consolidated joint ventures       (599,000)     (1,130,000)       (598,000)
    Interest income                                                      45,000          60,000          68,000
    Joint venture income                                                 20,000          27,000          26,000
    Other                                                                80,000         501,000         160,000
                                                                   ------------    ------------    ------------
                                                                       (594,000)       (717,000)       (565,000)
                                                                   ------------    ------------    ------------

Income Before Provision for Income Taxes                              1,430,000       2,071,000       2,018,000
                                                                   ------------    ------------    ------------

Provision for Income Taxes:
    Current                                                             375,000         519,000         483,000
    Deferred                                                            167,000         169,000           6,000
                                                                   ------------    ------------    ------------
                                                                        542,000         688,000         489,000
                                                                   ------------    ------------    ------------

Net Income                                                         $    888,000    $  1,383,000    $  1,529,000
                                                                   ============    ============    ============

Net Income Per Common Share:
    Basic                                                          $       0.46    $       0.71    $       0.80
                                                                   ============    ============    ============
    Diluted                                                        $       0.45    $       0.70    $       0.80
                                                                   ============    ============    ============

Weighted Average Shares and Equivalent Shares Outstanding:
    Basic                                                             1,926,000       1,961,000       1,903,000
                                                                   ============    ============    ============
    Diluted                                                           1,955,000       1,989,000       1,922,000
                                                                   ============    ============    ============

                See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

    YEARS ENDED SEPTEMBER 27, 2003, SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

                                                                                                         Notes
                                                         Common Stock                                  Receivable
                                                         ------------       Capital in                 on Sale of
                                                                            Excess of      Retained      Common
                                                      Shares      Amount    Par Value      Earnings      Stock
                                                     ---------   --------   ----------    ----------   ----------

Balance, September 30, 2000                          4,197,642   $420,000   $6,052,000    $6,565,000    $(181,000)

Year Ended September 29, 2001:
    Dividends paid ($0.12 per share)                        --         --           --      (231,000)          --
    Net income                                              --         --           --     1,529,000           --
    Purchase of treasury stock                              --         --           --            --           --
    Notes receivable issued upon exercise
       of stock options                                     --         --      (24,000)           --     (122,000)
    Payments received on notes receivable                   --         --           --            --       12,000
                                                     ---------   --------   ----------    ----------    ---------

Balance, September 29, 2001                          4,197,642    420,000    6,028,000     7,863,000     (291,000)

Year Ended September 28, 2002:
    Dividends paid ($0.25 per share)                        --         --           --      (499,000)          --
    Net income                                              --         --           --     1,383,000           --
    Purchase of treasury stock                              --         --           --            --           --
    Exchange of shares - exercise of stock options          --         --       75,000            --           --
    Payments received on notes receivable                   --         --           --            --      291,000
                                                     ---------   --------   ----------    ----------    ---------

Balance, September 28, 2002                          4,197,642    420,000    6,103,000     8,747,000           --

Year Ended September 27, 2003:
    Comprehensive income:
       Net income                                           --         --           --       888,000           --
       Net unrealized gain on securities                    --         --           --            --           --
                                                     ---------   --------   ----------    ----------    ---------
                                                            --         --           --       888,000           --

    Dividends paid ($0.27 per share)                        --         --           --      (520,000)          --
                                                     ---------   --------   ----------    ----------    ---------

Balance, September 27, 2003                          4,197,642   $420,000   $6,103,000    $9,115,000    $      --
                                                     =========   ========   ==========    ==========    =========


                                                       Accumulated         Treasury Stock
                                                          Other            --------------
                                                      Comprehensive
                                                          Income        Shares       Amount          Total
                                                      -------------   ----------   -----------    -----------

Balance, September 30, 2000                              $    --      2,341,164    $(5,189,000)   $ 7,667,000

Year Ended September 29, 2001:
    Dividends paid ($0.12 per share)                          --             --             --       (231,000)
    Net income                                                --             --             --      1,529,000
    Purchase of treasury stock                                --          4,000        (18,000)       (18,000)
    Notes receivable issued upon exercise
       of stock options                                       --        (70,000)       155,000          9,000
    Payments received on notes receivable                     --             --             --         12,000
                                                         -------     ----------    -----------    -----------

Balance, September 29, 2001                                   --      2,275,164     (5,052,000)     8,968,000

Year Ended September 28, 2002:
    Dividends paid ($0.25 per share)                          --             --             --       (499,000)
    Net income                                                --             --             --      1,383,000
    Purchase of treasury stock                                --         68,803       (423,000)      (423,000)
    Exchange of shares - exercise of stock options            --        (72,795)       162,000        237,000
    Payments received on notes receivable                     --             --             --        291,000
                                                         -------     ----------    -----------    -----------

Balance, September 28, 2002                                   --      2,271,172     (5,313,000)     9,957,000

Year Ended September 27, 2003:
    Comprehensive income:
       Net income                                             --             --             --        888,000
       Net unrealized gain on securities                  26,000             --             --         26,000
                                                         -------     ----------    -----------    -----------
                                                          26,000             --             --        914,000

    Dividends paid ($0.27 per share)                          --             --             --       (520,000)
                                                         -------     ----------    -----------    -----------

Balance, September 27, 2003                              $26,000      2,271,172    $(5,313,000)   $10,351,000
                                                         =======     ==========    ===========    ===========

                See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

    YEARS ENDED SEPTEMBER 27, 2003, SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

                                                                          2003           2002           2001
                                                                          ----           ----           ----
Cash Flows from Operating Activities:
   Net income                                                         $   888,000    $ 1,383,000    $ 1,529,000
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                    1,187,000      1,041,000      1,032,000
       Deferred income taxes                                              167,000        169,000          6,000
       Minority interest in earnings of consolidated joint ventures       599,000      1,130,000        598,000
       Recognition of deferred revenues                                    (5,000)        (5,000)        (4,000)
       Gain on disposal of property, equipment and liquor licenses             --       (440,000)       (21,000)
       Joint venture income                                               (20,000)       (27,000)       (26,000)
       Changes in operating assets and liabilities:
         (Increase) decrease in:
           Due from franchisees                                           140,000        412,000       (439,000)
           Other receivables                                               84,000        (84,000)        11,000
           Inventories                                                     60,000        (48,000)        51,000
           Prepaid expenses                                              (346,000)      (110,000)       (82,000)
           Refundable deposit, major supplier                             902,000       (979,000)            --
           Other assets                                                   199,000        (98,000)       (19,000)
         Increase (decrease) in:
           Accounts payable and accrued expenses                          203,000        118,000       (176,000)
           Due to franchisees                                             360,000         33,000         16,000
                                                                      -----------    -----------    -----------
             Net cash provided by operating activities                  4,418,000      2,495,000      2,476,000
                                                                      -----------    -----------    -----------

Cash Flows from Investing Activities:
   Collections on notes and mortgages receivable                           80,000         12,000         79,000
   Notes receivable issued                                                     --        (39,000)            --
   Purchase of property and equipment                                  (3,028,000)    (1,216,000)    (2,560,000)
   Investment in certificate of deposit                                    (4,000)      (350,000)            --
   Investment in marketable securities                                   (159,000)            --             --
   Purchase of liquor licenses                                                 --        (50,000)            --
   Sale of liquor license                                                      --         45,000             --
   Proceeds from eminent domain                                                --        700,000             --
   Deposit on investment                                                 (188,000)            --             --
   Distributions to joint venture minority partners                      (987,000)    (1,128,000)      (680,000)
   Distributions from unconsolidated joint venture                         30,000         17,000         10,000
   Proceeds from joint ventures interests                               1,148,000             --      1,486,000
                                                                      -----------    -----------    -----------
             Net cash used in investing activities                     (3,108,000)    (2,009,000)    (1,665,000)
                                                                      -----------    -----------    -----------

Cash Flows from Financing Activities:
   Borrowings of long-term debt                                                --             --        895,000
   Payments of long-term debt                                            (346,000)      (381,000)      (417,000)
   Payments of obligations under capital leases                                --             --       (135,000)
   Payments of damages payable on terminated or rejected leases                --       (117,000)      (283,000)
   Collections on notes receivable, sale of common stock                       --        291,000         12,000
   Purchase of treasury stock                                                  --       (423,000)       (18,000)
   Dividends paid                                                        (520,000)      (499,000)      (231,000)
   Proceeds from exercise of stock options                                     --        237,000          9,000
                                                                      -----------    -----------    -----------
             Net cash used in financing activities                       (866,000)      (892,000)      (168,000)
                                                                      -----------    -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents                      444,000       (406,000)       643,000

Cash and Cash Equivalents, Beginning                                    1,143,000      1,549,000        906,000
                                                                      -----------    -----------    -----------

Cash and Cash Equivalents, Ending                                     $ 1,587,000    $ 1,143,000    $ 1,549,000
                                                                      ===========    ===========    ===========

                                                                     (Continued)

                See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

    YEARS ENDED SEPTEMBER 27, 2003, SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

                                   (Continued)

                                                                2003        2002        2001
                                                                ----        ----        ----

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
     Interest                                                 $ 140,000   $ 175,000   $ 215,000
                                                              =========   =========   =========
     Income taxes                                             $ 425,000   $ 493,000   $ 433,000
                                                              =========   =========   =========

   Non-Cash Financing and Investing Activities:
     Notes receivable issued upon exercise of stock options   $      --   $      --   $ 122,000
                                                              =========   =========   =========
     Notes receivable for sale of liquor license              $      --   $  67,000   $      --
                                                              =========   =========   =========

                See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SEPTEMBER 27, 2003, SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Capitalization

            Incorporated in 1959, Flanigan's Enterprises, Inc. ("Flanigan's" or the "Company") operates in South Florida as a chain of full-service restaurants and package liquor stores. Restaurant food and beverage sales make up the majority of total revenue. At September 27, 2003, the Company owned and operated two full-service restaurants, four package liquor stores and four combination full-service restaurants and package liquor stores in Florida. In addition, Flanigan's owns one club in Georgia, which is operated pursuant to a management agreement with an unrelated third party. The Company holds interests in six of the twelve franchised units through joint venture investments. The Company owns 100% of one of the joint venture investments as a result of an eminent domain action (see Note 5). The Company's restaurants are operated under the "Flanigan's Seafood Bar and Grill" servicemark while the Company's package stores are operated under the "Big Daddy's Liquors" servicemark.

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

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Investments

            In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities" (SFAS 115), securities are classified into three categories: held-to maturity, available-for-sale, and trading.

            The Company's marketable securities and investment in a certificate of deposit are classified as available-for-sale, which means they may be sold in response to changes in interest rates, liquidity needs, and for other purposes. Available-for-sale securities are reported at fair value.

            Unrealized holding gains and losses are excluded from earnings and reported, net of any income tax effect, as a separate component of stockholders' equity. Realized gains and losses are reported in earnings based on the adjusted cost of the specific security sold.

      Inventories

            Inventories, which consist primarily of packaged liquor products, are stated at the lower of average cost or market.

      Liquor Licenses

            In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), liquor licenses are no longer being amortized, but are tested annually for impairment (see Note 6).

      Property and Equipment

            For financial reporting, the Company uses the straight-line method for providing depreciation and amortization on property and equipment. The estimated useful lives range from three to five years for vehicles, and three to seven years for furniture and equipment. Depreciation and amortization commences when the asset is placed in service.

            Leasehold interests are amortized over the term of the lease up to a maximum of 15 years. In fiscal year 2003, the Company reevaluated its estimate of the useful lives for its leasehold improvements. Leasehold improvements are currently being amortized over the life of the lease up to a maximum of 20 years. The change in estimate has been accounted for prospectively in the accompanying financial statements and did not result in a significant adjustment to amortization expense.

            If the locations are sold or abandoned before the end of the amortization period, the unamortized costs are expensed. The office building is being depreciated over forty years.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Investment in Joint Ventures

            The Company uses the consolidation method of accounting when the Company has a controlling interest in other companies, joint ventures, and partnerships. The Company uses the equity method of accounting when the Company has an interest between twenty to fifty percent in other companies, joint ventures, and partnerships, and does not exercise control. Under the equity method, original investments are recorded at cost and are adjusted for the Company's share of undistributed earnings or losses. All significant intercompany profits are eliminated.

      Concentrations of Credit Risk

            Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, certificates of deposit, marketable securities, other receivables and notes and mortgages receivable.

            From time to time during the year, the Company had deposits in financial institutions in excess of the federally insured limits. At September 27, 2003, the Company had deposits in excess of federally insured limits of approximately $2,237,000. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.

            In addition, the Company maintains an investment account with a financial institution that is not insured by the FDIC. These funds, which were invested primarily in marketable securities at September 27, 2003, may be subject to insurance by SIPC, Securities Investor Protection Corporation, subject to various limitations. At September 27, 2003, approximately $185,000 were held in these accounts.

            Notes and mortgages receivable arise primarily from the sale of operating assets, including liquor licenses. Generally, those assets serve as collateral for the receivable. Management believes that the collateral, coupled with the credit standing of the purchasers, limits these risks.

      Major Supplier/Refundable Deposit

            In a prior year, the Company had entered into a master distribution agreement with a major supplier, which entitled the Company to receive certain purchase discounts, rebates and advertising allowances. The Company recorded these discounts, rebates and allowances as earned, and presented discounts as a reduction of cost of sales, advertising allowances as a reduction of selling, general and administrative expenses, and rebates as a reduction of cost of sales. In exchange, the Company agreed to make payments of 35% of restaurant sales weekly against amounts owed for food purchases. The Company was required to make an initial deposit of $750,000, which was refundable, to the extent not applied against amounts owing,

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Major Supplier/Refundable Deposit (Continued)

            upon termination of the agreement. In September 2003, the Company and the supplier mutually agreed to terminate the agreement and the majority of the deposit was applied to amounts owed. At September 27, 2003 approximately $77,000 of the deposit was remaining, which was applied to amounts owed subsequent to year end. Effective upon termination of the agreement, the Company no longer receives purchase discounts, rebates or advertising allowances from the supplier. The Company purchases substantially all of its food products from this supplier; however, management believes that several other alternative vendors are available if necessary.

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

      Advertising Costs

            Advertising costs are expensed as incurred. Advertising costs incurred for the years ended September 27, 2003, September 28, 2002 and September 29, 2001 were approximately $296,000, $263,000 and $262,000, respectively.

      Fair Value of Financial Instruments

            The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These instruments include cash and cash equivalents, marketable securities, notes and mortgages receivable, other receivables, and long-term debt. Fair values were assumed to approximate carrying values for those financial instruments, which are short-term in nature or are receivable or payable on demand.

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

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Derivative Financial Instruments and Hedging Activities

            The Company holds a derivative financial instrument for the purpose of hedging the risk of certain identifiable and anticipated transactions. In general, the type of risk hedged is that relating to the variability of future earnings and cash flows caused by movements in interest rates. In hedging the transaction, the Company, in the normal course of business, holds an interest rate swap, which hedges the fair value of variable rate debt and cash flows of variable-rate financial assets.

            Derivatives are held only for the purpose of hedging such risks, not for speculation. Generally, the Company entered into the hedging relationship such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the value of the derivative. At September 27, 2003, a hedging relationship existed for the mortgage obligation described in Note 8.

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

      Comprehensive Income

            The Company reports comprehensive income in accordance with the Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income generally represents all changes in stockholders' equity during the year except those resulting from investments by, or distributions to, stockholders'.

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

      Reclassifications

            Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform with the 2003 financial statements.


      Recently Issued Accounting Pronouncements

            In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instrument consists of obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective from the start of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company's results of operations or financial position.

            In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 became effective during the fourth quarter of fiscal 2003 and did not have a material impact on the Company's results of operations or financial position.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Recently Issued Accounting Pronouncements (Continued)

            In January 2003, the Financial Accounting Standards Board issued Interpretation 46, "Consolidation of Variable Interest Entities" an Interpretation of ARB 51. This statement requires under certain circumstances consolidation of variable interest entities (primarily joint ventures and other participating activities). The adoption of this statement did not have a significant impact on the Company's financial position or results of operations.

            In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 as it relates to the transition by an entity to the fair value method of accounting for stock-based employee compensation. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this statement did not have a significant impact on the Company's financial position or results of operations.

            In November 2002, the Financial Accounting Standards Board issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and interpretation of SFAS No. 5, 57, and 107 and rescission of SFAS Interpretation No. 34. This statement addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The adoption of this statement did not have a significant impact on the Company's financial position or results of operations.

            In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." This statement amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No. 9. FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." In addition, this Statement amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The adoption of SFAS No. 147 did not have a material effect on the consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Recently Issued Accounting Pronouncements (Continued)

            In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 became effective in the second quarter of fiscal 2003 and did not have a significant impact on the results of operations or financial position of the Company.

            In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144, which was adopted by the Company in the first quarter of fiscal 2003, requires testing for recoverability of long-lived assets whenever events or circumstances indicate that the carrying value may not be recoverable. An impairment loss shall be recognized when the carrying value of a long-lived asset exceeds its fair value. The adoption of SFAS No. 144 did not have a material effect on the consolidated financial statements.

            In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The statement addresses accounting for and reporting obligations relating to the retirement of long lived assets by requiring that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement was effective for the Company's financial statements for the fiscal year ended September 27, 2003. The adoption of SFAS No. 143 did not have a material effect on the consolidated financial statements.

            Also in June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires companies to account for goodwill and other intangibles in the following manner. Intangible assets which are acquired shall be recognized and measured based on fair value. Recognized intangible assets are to be amortized over their useful life. Goodwill and intangible assets determined to have an indefinite life are not amortized. Intangible assets that are not amortized and goodwill shall be tested for impairment annually. The provisions of SFAS No. 142 were applied by the Company in fiscal year ended September 27, 2003. The adoption of SFAS No. 142 did not have a material effect on the consolidated financial statements.

      Restatement

            In fiscal year 2003, the Company determined that certain joint venture revenue and costs of approximately equal amounts were reflected twice in the accompanying consolidated income statement for the year ended September 28, 2002. As a result, the Company has restated the accompanying consolidated income statement to reflect this change. This restatement resulted in no change to net income or the related earnings per share information, or to stockholders' equity.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2. INVESTMENTS

      The Company holds a certificate of deposit recorded at cost which approximates fair value. Cost and fair value of investments available for sale are as follows:

                                                                          2003
                                                                          ----

      Cost - equity instruments                                         $159,000
      Gross unrealized gains                                              26,000
                                                                        --------
      Total                                                             $185,000
                                                                        ========

      Certificate of deposit                                            $354,000
                                                                        ========

NOTE 3. NOTES AND MORTGAGES RECEIVABLE

      Receivables, net of allowances for uncollectible amounts, consist of the following at September 27, 2003 and September 28, 2002:

                                                                             2003       2002
                                                                             ----       ----
      Notes and mortgages receivable from unrelated parties, bearing interest at rates ranging from 10.5% to 15% and due in varying
         installments through 2013                                         $ 70,000   $108,000

      Notes and mortgages receivable from related parties, bearing interest at rates ranging from 10% to 14% and due in varying
         installments through 2007                                          102,000    144,000
                                                                           --------   --------
                                                                            172,000    252,000
      Amount representing current portion                                    23,000     85,000
                                                                           --------   --------
                                                                           $149,000   $167,000
                                                                           ========   ========

      The majority of the notes and mortgages receivable represent amounts owed to the Company for store operations which were sold. Unless a significant amount of cash is received on the sale, a pro rata portion of the gain is deferred and recognized only as payments on the notes and mortgages are received by the Company. Any losses on sales of stores are recognized currently. Approximately $5,000 of deferred gains were recognized on collections of such notes receivable during each of the fiscal years ended September 27, 2003 and September 28, 2002 and $4,000 was recognized during the fiscal year ended September 29, 2001.

      Future scheduled payments on the receivables at September 27, 2003 consist of the following:

      2004                                                              $ 23,000
      2005                                                                20,000
      2006                                                                13,000
      2007                                                                72,000
      2008                                                                    --
      Thereafter                                                          44,000
                                                                        --------
                                                                        $172,000
                                                                        ========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4.  PROPERTY AND EQUIPMENT

                                                              September 27,   September 28,
                                                                  2003            2002
                                                                  ----            ----
            Furniture and equipment                            $ 8,500,000     $ 7,733,000
            Leasehold interests and improvements                 8,200,000       7,244,000
            Land and land improvements                           3,587,000       3,437,000
            Building and improvements                            1,746,000       1,265,000
            Vehicles                                               231,000         204,000
            Construction in progress                               501,000              --
                                                               -----------     -----------
                                                                22,765,000      19,883,000
            Less accumulated depreciation and amortization      10,352,000       9,369,000
                                                               -----------     -----------
                                                               $12,413,000     $10,514,000
                                                               ===========     ===========

NOTE 5. INVESTMENTS IN JOINT VENTURES

      The Company has determined that all but one joint venture discussed below should be consolidated by virtue of control as evidenced by general partnership interests held by the Company. As a result, the accompanying consolidated financial statements reflect the joint ventures in which they have a general partnership interest on a consolidated basis. The remaining joint venture in which the Company does not have control has been accounted for utilizing the equity method.

      Beginning with the limited partnership which owns the restaurant in Kendall, Florida and for all limited partnerships formed subsequent thereto for the purpose of owning and operating a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark, a standard financial arrangement has been used in each limited partnership agreement. Under this financial arrangement, until the limited partnership has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant, the limited partnership receives an aggregate sum equal to 25% of the initial investment of all limited partners first each year, with an additional net profit divided equally between the Company, as manager of the restaurant, and the limited partnership. Once the limited partnership has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant, the net profit is divided equally between the Company, as manager of the restaurant, and the limited partnership. As of September 27, 2003, only the limited partnership which owns the restaurant in Kendall, Florida has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant and the Company receives one-half (1/2) of the net profit as manager of the restaurant. The Company plans to continue forming limited partnerships to raise funds to own and operate restaurants under the "Flanigan's Seafood Bar and Grill" servicemark using the same financial arrangement.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5. INVESTMENTS IN JOINT VENTURES (Continued)

      Pinecrest, Florida

            The Company operated a restaurant in Miami, Florida under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a joint venture agreement. The Company is the general partner and had a fifty percent limited partnership interest. The Company closed the restaurant in the second quarter of 2002 as a result of an eminent domain action. The partnership received $700,000 in the eminent domain action and recognized a gain on disposal of approximately $459,000, which is included in other income in the accompanying consolidated statement of income. The unrelated joint venture partner received $350,000 in full settlement of their interest and the Company controls 100% of the partnership as of September 27, 2003.

            During the third quarter of fiscal year 2003, Flanigan's, as general partner of the limited partnership, entered into a Sale of Business Agreement for the purchase of an existing restaurant in Pinecrest, Florida. During the first quarter of fiscal year 2004, Flanigan's, as general partner of the limited partnership, closed on the transaction with Flanigan's agreeing to unconditionally guaranty the lease for the business premises (see Note 9), as required by the landlord in order to procure its consent to the assignment of the lease. As of September 27, 2003, the Company had made an initial deposit of approximately $188,000 towards the total purchase price of $390,000. This entity is consolidated in the accompanying financial statements.

            In the second quarter of fiscal 2004, the limited partnership expects to raise equity funds in the approximate amount of $2,500,000 to renovate the premises and provide working capital to begin operations. The Company expects to retain a 33% limited partnership interest, as well as its general partnership interest. The Company anticipates that the restaurant will open for business in the fourth quarter fiscal 2004.

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

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5. INVESTMENTS IN JOINT VENTURES (Continued)

      Kendall, Florida

            The Company owns an investment in a limited partnership, which constructed and now operates a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark in Kendall, Florida. Construction began in late 1999 and the restaurant opened in April 2000. The Company is the general partner and has a forty percent limited partnership interest. As of April 1, 2003, the limited partners had received distribution from the limited partnership equal to their original investment and pursuant to the limited partnership agreement, the Company thereafter receives fifty percent of the net profit from the operation of the restaurant as a management fee. This entity is consolidated in the accompanying financial statements.

      West Miami, Florida

            The Company owns an investment in a limited partnership, which purchased, renovated and now operates a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark in West Miami, Florida. The Company is the general partner and has a twenty-five percent limited partnership interest. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors. This entity is consolidated in the accompanying financial statements.

      Weston, Florida

            During 2002, the Company made an investment in a limited partnership, which acquired and renovated a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark in Weston, Florida. The restaurant opened for business in January 2003. The Company is the general partner and has a twenty-eight percent limited partnership interest as of September 27, 2003. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors. This entity is consolidated in the accompanying financial statements.

      Stuart, Florida

            Subsequent to year end, the Company made an investment in a limited partnership, which acquired and renovated a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark in Stuart, Florida. The Company became the general partner and purchased a twelve percent limited partnership interest. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors. Prior to year-end, the Company incurred approximately $501,000 of construction costs associated with the new location on behalf of the joint venture, which will be repaid. The partnership, in a private placement, has raised approximately $1.2 million of investment capital as of September 27, 2003, which is being held in escrow until the total minimum funds of $1.5 million are raised. In the first quarter of fiscal year 2004, the total minimum funds were raised and the funds were released to the partnership. The Company anticipates the restaurant to be open for business in January 2004. This entity is consolidated in the accompanying financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5. INVESTMENTS IN JOINT VENTURES (Continued)

      Summary

            All joint ventures, other than Fort Lauderdale, are consolidated in the accompanying financial statements due to the controlling interest of the general partner. The following is a summary of condensed unaudited financial information pertaining to the Company's joint venture investment in Fort Lauderdale, Florida:

                                                2003         2002         2001
                                                ----         ----         ----
            Financial Position:
              Current assets                $   63,000   $   59,000   $   47,000
              Non-current assets               492,000      545,000      633,000
              Current liabilities               26,000       57,000      126,000
              Non-current liabilities           99,000      106,000      112,000

            Operating Results:
              Revenues                       2,165,000    2,066,000    2,122,000
              Gross profit                   1,401,000    1,291,000    1,349,000
              Net income                       125,000      107,000      105,000

NOTE 6. LIQUOR LICENSES

      The Company stopped amortizing liquor licenses September 29, 2002. Liquor licenses are tested for impairment in September of each fiscal year. The fair value of liquor licenses at September 27, 2003 exceeded the carrying amount, therefore, no impairment loss was recognized. The fair value of the liquor licenses was estimated using the present value of future cash flows. At September 27, 2003, the total carrying amount of liquor licenses was approximately $347,000. There were no liquor licenses acquired in fiscal year 2003.

NOTE 7. INCOME TAXES

      The components of the Company's provision for income taxes, for the fiscal years ended 2003, 2002 and 2001 are as follows:

                                                2003         2002         2001
                                                ----         ----         ----
            Current:
               Federal                        $284,000     $383,000     $366,000
               State                            91,000      136,000      117,000
                                              --------     --------     --------
                                               375,000      519,000      483,000
                                              --------     --------     --------
            Deferred:
               Federal                         160,000      161,000        6,000
               State                             7,000        8,000           --
                                              --------     --------     --------
                                               167,000      169,000        6,000
                                              --------     --------     --------
                                              $542,000     $688,000     $489,000
                                              ========     ========     ========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7. INCOME TAXES (Continued)

      A reconciliation of income tax computed at the statutory federal rate to income tax expense is as follows:

                                                               2003         2002         2001
                                                               ----         ----         ----
            Tax provision at the statutory rate of 34%      $ 485,000    $ 704,000    $ 686,000
            State income taxes, net of federal income tax      43,000       62,000       61,000
            Deferred income taxes                             167,000      169,000        6,000
            Tip credit utilization                           (199,000)    (261,000)    (256,000)
            Other                                              46,000       14,000       (8,000)
                                                            ---------    ---------    ---------
                                                            $ 542,000    $ 688,000    $ 489,000
                                                            =========    =========    =========

      At September 27, 2003, the Company has available tip credit carryforwards of approximately $92,000, which expire through 2015, and alternative minimum tax credit carryforwards of approximately $74,000, which do not expire.

      In addition to tax credit carryforwards, the Company had deferred tax assets which arise primarily due to depreciation recorded at different rates for tax and book purposes, investment in joint ventures accounting differences for book and tax purposes, and accruals for potential uninsured claims recorded for financial reporting purposes but not recognized for tax purposes.

      The components of the deferred tax assets were as follows at September 27, 2003 and September 28, 2002:

                                                                   2003         2002
                                                                   ----         ----
            Current:
               Tip credit carryforward                          $  92,000    $ 149,000
               Alternative minimum tax credit                          --       74,000
               Accruals for potential uninsured claims             20,000       16,000
                                                                ---------    ---------
                                                                $ 112,000    $ 239,000
                                                                =========    =========
            Long-Term:
               Book/tax differences in property and equipment   $ 160,000    $ 201,000
               Alternative minimum tax credit                      74,000           --
               Joint venture investments                          (26,000)      47,000
                                                                ---------    ---------
                                                                $ 208,000    $ 248,000
                                                                =========    =========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8. LONG-TERM DEBT

                                                                                   September 27,    September 28,
                                                                                       2003             2002
                                                                                       ----             ----
      Mortgage payable to bank; secured by first mortgage on a building;
      payable $1,594 per month, plus interest through maturity in August,
      2008, at which time the unpaid principal of approximately $736,000 plus unpaid interest becomes due. The Company has entered into an interest rate swap agreement for a notional amount of approximately $895,000
      The interest rate swap agreement hedges the interest rate risk of the
      mortgage payable to a fixed rate of 8.62%                                     $  857,000       $  876,000

      Note payable to bank, unsecured, bearing interest at prime (4% at
      September 27, 2003); payable in monthly installments of principal and
      interest of approximately $20,000, maturing in July, 2004                        190,000          418,000

      Mortgage payable, secured by land, bearing interest at 8%; payable in monthly installments of principal and interest of approximately $3,000,
      maturing in April 2013                                                           302,000          314,000

      Note payable, chattel mortgage secured by general assets of a joint venture, bearing interest at 8%, payable monthly in installments of
      principal and interest of approximately $6,100, maturing in July 2007            243,000          295,000

      Other                                                                                 --           35,000
                                                                                    ----------       ----------
                                                                                     1,592,000        1,938,000
      Less current portion                                                             278,000          345,000
                                                                                    ----------       ----------
                                                                                    $1,314,000       $1,593,000
                                                                                    ==========       ==========

      Long-term debt at September 27, 2003 matures as follows:

      2004                                                                                           $  278,000
      2005                                                                                               95,000
      2006                                                                                              118,000
      2007                                                                                              107,000
      2008                                                                                               43,000
      Thereafter                                                                                        951,000
                                                                                                     ----------
                                                                                                     $1,592,000
                                                                                                     ==========


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

            During fiscal year 2000, the Company was served with several complaints alleging violations of the Americans with Disabilities Act ("ADA") at all of its locations. As of September 27, 2003, all complaints have been settled, except for one location. The Company has cured, or is in the process of curing all ADA violations pursuant to the settlement agreements and management believes that the one location that has not been settled is in compliance.

      Leases

            The Company leases a substantial portion of the land and building used in its operations under leases with initial terms expiring between 2004 and 2049. Renewal options are available on many of the leases. Most of the leases are fixed rent agreements. In three instances, lease rentals are subject to sales overrides ranging from 1.75% - 4% of annual sales in excess of between $1,162,000 and $1,200,000. Rent expense is recognized on a straight line basis over the term of the lease. Certain of the leases are subject to fair market rental appraisals at the time of renewal. Certain properties are subleased through various expiration dates.

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

            During the fourth quarter of fiscal year 2001, the Company entered into a ground lease for an out parcel in Hollywood, Florida. The Company constructed a building on the out parcel, one-half (1/2) of which is to be used by the Company for the operation of a package liquor store and the other one-half (1/2) is planned to be subleased by the Company as retail space. The Company opened the package liquor store for business during November 2003.

            Future minimum lease payments under non-cancelable operating leases are as follows:

            2004                                                    $ 1,647,000
            2005                                                      1,479,000
            2006                                                      1,101,000
            2007                                                        928,000
            2008                                                        881,000
            Thereafter                                                5,134,000
                                                                    -----------
               Total                                                $11,170,000
                                                                    ===========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

      Leases (Continued)

            Total rent expense for all operating leases was approximately $1,632,000, $1,350,000 and $1,040,000 in 2003, 2002 and 2001,
            respectively, and is included in "Occupancy costs" in the accompanying consolidated statements of income. This total rent expense is comprised of the following:

                                               2003         2002         2001
                                               ----         ----         ----

            Minimum                         $1,468,000   $1,207,000   $  897,000
            Contingent                         164,000      143,000      143,000
                                            ----------   ----------   ----------
            Total                           $1,632,000   $1,350,000   $1,040,000
                                            ==========   ==========   ==========

            The Company guarantees various leases for franchisees. Remaining rental payments required under these leases total approximately $3,290,000.

      Franchise Programs

            At September 27, 2003, the Company operated twelve units under franchise agreements, six of which the Company has an ownership interest in pursuant to joint venture agreements. Of the remaining six franchised stores, four are owned and operated by related parties. Under the franchise agreements, the Company agrees to provide guidance, advice and management assistance to the franchisees. In addition, the Company acts as fiscal agent for the franchisees whereby the Company collects all revenues and pays all expenses and distributions. The Company also, from time to time, advances funds on behalf of the franchisees for the cost of renovations. The resulting amounts receivable from and payable to these franchisees are reflected in the accompanying consolidated balance sheet as either an asset or a liability, except for those joint ventures which are consolidated; those amounts are appropriately eliminated in consolidation. The Company also agrees to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. The franchise agreements provide for fees to the Company of approximately 3% of gross sales. The Company is not currently offering or accepting new franchises other than those with joint ventures in which the Company has an ownership interest.

      Employment Agreements

            Chief Executive Officer

                  The Company entered into an employment agreement with the Chief Executive Officer, which is renewable annually on December 31. The agreement provided, among other things, for a base annual salary not to exceed $150,000 and a performance bonus equal to twenty percent of pre-tax net income in excess of $650,000, 10% of which is to be allocated to other members of management. Bonuses for fiscal years 2003, 2002 and 2001 amounted to approximately $156,000, $363,000 and $228,000, respectively.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

      Management Agreement

            The Company receives an owner's fee pursuant to a management agreement with a company which operates a club in Atlanta, Georgia, owned by the Company. The management agreement, which expires in fiscal 2006, provided for a security deposit of $200,000, which is included in accounts payable and accrued expenses. The Company receives the greater of $150,000 or 10% of gross sales annually, paid monthly. In 2003, 2002 and 2001, the fee earned was $260,000, $251,000, and $269,000, respectively.

NOTE 10. COMMON STOCK

      Treasury Stock

            Purchase of Common Shares

                  During 2002 and 2001, the Company purchased a total of 68,803 and 4,000 shares of Company common stock at a total cost of approximately $423,000 and $18,000 under a repurchase program authorized by the Board of Directors. The Company did not purchase any shares of Company common stock during 2003.

            Sale of Common Shares

                  During 2002 and 2001, the Company sold an aggregate of 72,795 and 70,000 shares of treasury common stock pursuant to the exercise of options to certain employee/officers for a total of approximately $237,000 and $131,000, respectively. During 2001, these employee/ officers purchased their shares, in part, by means of notes of approximately $122,000, which were non-interest bearing and due on demand. The notes were fully repaid during August 2002. The Company did not sell any common shares in 2003.

      Stock Options

            In April 2002, the Company granted options to purchase 25,500 shares of Company common stock to certain employees. The options vest one year from the grant date, have a five-year life, and an exercise price of $6.10 per share, the then market price of the common stock. At September 27, 2003, 13,350 shares remain outstanding and exercisable. There were no options granted during fiscal 2003.

            In April 2001, the Company granted options to purchase 57,800 shares of Company common stock to certain employees. The options vest one year from the grant date, have a five-year life, and an exercise price of $4.16 per share, the then market price of the common stock. At September 27, 2003, 24,300 shares remain outstanding and exercisable.

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

            Had compensation cost for the options been determined based on the fair value at the grant date during fiscal years 2002 and 2001, consistent with SFAS 123, the Company's net income would have been as follows:

                                          2003           2002            2001
                                          ----           ----            ----
            Net income:
               As Reported              $888,000      $1,383,000      $1,529,000
               Pro Forma                $888,000      $1,268,000       1,450,000

            Earnings Per Share:
               Basic:
                  As Reported               $.46            $.71            $.80
                  Pro Forma                 $.46            $.65            $.76
               Diluted:
                  As Reported               $.45            $.70            $.80
                  Pro Forma                 $.45            $.64            $.75

            The Company used the Black-Scholes option-pricing model to determine the fair value of grants made in 2002 and 2001. The following assumptions were applied in determining the pro forma compensation cost:

                                                              2002        2001
                                                              ----        ----

            Risk Free Interest Rate                           4.0%        6.0%
            Expected Dividend Yield                            --          --
            Expected Option Life                             5 years     5 years
            Expected Stock Price Volatility                    75%         75%

      Changes in outstanding incentive stock options for common stock are as follows:

                                                 2003        2002        2001
                                                 ----        ----        ----

            Outstanding at beginning of year    128,900     207,595     233,045
            Options granted                          --      25,500      57,800
            Options exercised                        --     (72,795)    (70,000)
            Options expired                      (6,240)    (31,400)    (13,250)
                                               --------    --------    --------
            Outstanding at end of year          122,660     128,900     207,595
                                               --------    --------    --------
            Exercisable at end of year          122,660     103,400     149,795
                                               ========    ========    ========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10. COMMON STOCK (Continued)

      Stock Options (Continued)

            Weighted average option exercise price information for fiscal years 2003, 2002 and 2001 is as follows:

                                                       2003      2002      2001
                                                       ----      ----      ----

            Outstanding at beginning of year           $4.69     $3.97     $3.27
                                                       =====     =====     =====
            Granted during the year                    $  --     $6.10     $4.16
                                                       =====     =====     =====
            Exercised during the year                  $  --     $3.25     $1.89
                                                       =====     =====     =====
            Outstanding at end of year                 $4.61     $4.69     $3.97
                                                       =====     =====     =====
            Exercisable at end of year                 $4.61     $4.34     $3.90
                                                       =====     =====     =====

      Significant options groups outstanding at September 27, 2003 and related weighted average price and life information are as follows:

            Grant        Options        Options        Exercise      Remaining
            Date       Outstanding    Exercisable       Price       Life (Years)
            ----       -----------    -----------       -----       ------------

            7-4-99        85,010         85,010         $4.50           .75
            4-2-01        24,300         24,300         $4.16           3.5
            4-2-02        13,350         13,350         $6.10           4.5

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

                                                            2003         2002         2001
                                                            ----         ----         ----
            Basic weighted average shares                 1,926,000    1,961,000    1,903,000
            Incremental shares relating to outstanding
              options                                        29,000       28,000       19,000
                                                         ----------   ----------   ----------
            Diluted weighted average shares               1,955,000    1,989,000   $1,922,000
                                                         ==========   ==========   ==========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 12. RELATED PARTY TRANSACTIONS

      The Company's Chairman and a relative formed a corporation to manage one of the Company's franchised stores.

      During fiscal 2003, 2002 and 2001, the Company incurred legal fees in the form of salary of approximately $153,000, $151,000 and $129,000, respectively, for services provided by a member of the Board of Directors.

      The Company paid approximately $248,000, $275,000 and $243,000 in lease rentals to an entity owned and controlled by a member of its Board of Directors and Audit Committee during fiscal years 2003, 2002 and 2001, respectively.

      Also see Notes 3, 5, 9, and 10 for additional related party transactions.

NOTE 13. BUSINESS SEGMENTS

      The Company operates principally in two segments - retail package stores and restaurants. The operation of package stores consists of retail liquor sales.

      Information concerning the revenues and operating income for the fiscal years ended 2003, 2002 and 2001, and identifiable assets for the two segments in which the Company operates, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash and notes and mortgages receivable. The Company does not have any operations outside of the United States and intersegment transactions are not material.

                                                 2003          2002          2001
                                                 ----          ----          ----
            Operating Revenues:
               Restaurants                   $29,194,000   $28,619,000   $25,782,000
               Retail package stores           9,777,000     9,174,000     8,907,000
               Other revenues                  1,282,000     1,331,000     1,349,000
                                             -----------   -----------   -----------
                  Total operating revenues   $40,253,000   $39,124,000   $36,038,000
                                             ===========   ===========   ===========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 13. BUSINESS SEGMENTS (Continued)

                                                                 2003            2002            2001
                                                                 ----            ----            ----
      Operating Income Reconciled to Income
        before Income Taxes:
            Restaurants                                     $  2,089,000    $  2,823,000    $  2,525,000
            Retail package stores                                295,000         304,000         368,000
                                                            ------------    ------------    ------------
                                                               2,384,000       3,127,000       2,893,000
            Corporate expenses, net of other revenues           (360,000)       (339,000)       (310,000)
                                                            ------------    ------------    ------------
            Operating income                                   2,024,000       2,788,000       2,583,000
            Equity in the net income of joint ventures            20,000          27,000          26,000
            Minority interest in earnings of consolidated
               joint ventures                                   (599,000)     (1,130,000)       (598,000)
            Interest expense, net of interest income             (95,000)       (115,000)       (153,000)
            Other                                                 80,000         501,000         160,000
                                                            ------------    ------------    ------------
                  Income Before Income Taxes                $  1,430,000    $  2,071,000    $  2,018,000
                                                            ============    ============    ============

      Identifiable Assets:
         Restaurants                                        $  9,513,000    $  9,013,000    $ 10,536,000
         Retail package store                                  1,958,000       1,614,000       1,943,000
                                                            ------------    ------------    ------------
                                                              11,471,000      10,627,000      12,479,000
         Corporate                                             7,262,000       6,740,000       7,187,000
                                                            ------------    ------------    ------------
      Consolidated Totals                                   $ 18,733,000    $ 17,367,000    $ 19,666,000
                                                            ============    ============    ============

      Capital Expenditures:
         Restaurants                                        $  1,794,000    $    906,000    $  2,034,000
         Retail package stores                                   434,000          41,000          34,000
                                                            ------------    ------------    ------------
                                                               2,228,000         947,000       2,068,000
         Corporate                                               800,000         269,000         492,000
                                                            ------------    ------------    ------------
      Total Capital Expenditures                            $  3,028,000    $  1,216,000    $  2,560,000
                                                            ============    ============    ============

      Depreciation and Amortization:
         Restaurants                                        $    822,000    $    799,000    $    752,000
         Retail package stores                                   116,000          77,000          89,000
                                                            ------------    ------------    ------------
                                                                 938,000         876,000         841,000
         Corporate                                               249,000         165,000         191,000
                                                            ------------    ------------    ------------
      Total Depreciation and Amortization                   $  1,187,000    $  1,041,000    $  1,032,000
                                                            ============    ============    ============

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 14. QUARTERLY INFORMATION (UNAUDITED)

      The following is a summary of the Company's unaudited quarterly results of operations for the quarters in fiscal years 2003 and 2002.

                                                              Quarter Ended
                                        ----------------------------------------------------------
                                        December 28,    March 29,       June 28,     September 27,
                                            2002          2003            2003           2003
                                            ----          ----            ----           ----

      Revenues                          $ 9,297,000    $10,845,000    $10,588,000    $ 9,523,000
      Income from operations                835,000        706,000        367,000        116,000
      Net income (loss)                     474,000        422,000        142,000       (150,000)
      Net income (loss)per share -
        basic                                  0.25           0.22           0.07          (0.08)
      Net income per share -
        diluted                                0.24           0.21           0.07          (0.08)
      Weighted average common
         stock outstanding - basic        1,926,470      1,926,470      1,926,470      1,926,470
      Weighted average common
         stock outstanding - diluted      1,952,667      1,961,882      1,966,806      1,960,234

                                                               Quarter Ended
                                        ----------------------------------------------------------
                                        December 29,    March 30,       June 29,     September 28,
                                            2001          2002            2002           2002
                                            ----          ----            ----           ----
                                         (Restated)    (Restated)      (Restated)     (Restated)

      Revenues                          $10,296,000    $11,024,000    $ 9,247,000    $ 8,557,000
      Income from operations                741,000      1,378,000        280,000        389,000
      Net income                            448,000        623,000        288,000         24,000*
      Net income per share - basic             0.23           0.32           0.15           0.01
      Net income per share - diluted           0.23           0.31           0.14           0.01
      Weighted average common
         stock outstanding - basic        1,924,865      1,959,869      1,972,843      1,952,916
      Weighted average common
         stock outstanding - diluted      1,941,954      1,997,433      2,013,120      1,980,589

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