Form 10-Q
period 2003-01-27
FLANIGANS ENTERPRISES INC
filed 2004-02-10
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended December 27, 2003

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

Yes |X|   No |_|

Indicate the number of shares outstanding of each of the issuers classes of Common Stock as of the latest practicable date 1,935,695 as of December 27, 2003.

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                               DECEMBER 27, 2003

PART  I. FINANCIAL INFORMATION

      1.    UNAUDITED CONDENSED FINANCIAL STATEMENTS

            Consolidated Summary of Earnings -- For the Thirteen Weeks ended December 27, 2003 and December 28, 2002.

            Consolidated Balance Sheets -- As of December 27, 2003 and September 27, 2003.

            Notes to Consolidated Financial Statements

      2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      4.    CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION AND SIGNATURES

      5.    Exhibits and Reports on Form 8-K (a) Exhibits (b) Reports on Form
            8-K

                          FLANIGAN'S ENTERPRISES, INC.
                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                     (In Thousands Except Per Share Amounts)

                                                    Thirteen Weeks   Thirteen Weeks
                                                         Ended            Ended
                                                      DECEMBER 27     DECEMBER 28
                                                          2003            2002
                                                    --------------   --------------
Revenues:

  Restaurant food sales                                 $  5,973       $  4,932
  Restaurant beverage sales                                1,439          1,292
  Package goods sales                                      2,801          2,680
  Franchise-related revenues                                 319            238
  Owner's fee                                                 54             68
  Other operating income                                      41             87
                                                        --------       --------
                                                          10,627          9,297
                                                        --------       --------

Costs and Expenses:

 Cost of merchandise sold:
    Restaurants and lounges                                2,592          2,136
    Package goods                                          2,014          1,952
 Payroll and related costs                                 2,831          2,569
 Occupancy costs                                             587            430
 Selling, general and administrative expenses              2,255          1,375
                                                        --------       --------
                                                          10,279          8,462
                                                        --------       --------

       Income from Operations                                348            835
                                                        --------       --------

Other Income (Expense):

  Interest expense                                           (28)           (31)
  Minority interest in earnings of
    consolidated joint ventures                              (46)          (312)
  Interest income                                              6              9
  Joint venture income                                        --             17
  Other                                                       15             97
                                                        --------       --------
                                                             (53)          (220)

Income Before Provision for Income Taxes                     295            615

Provision for Income Taxes                                    68            141
                                                        --------       --------
Net Income                                              $    227       $    474
                                                        ========       ========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                     (In Thousands Except Per Share Amounts)

                                   (Continued)

                                                  For The Thirteen Weeks Ended
                                      Dec. 27, 2003                             Dec. 28, 2002
                         Numerator     Denominator       EPS       Numerator     Denominator       EPS
                         ---------      ---------      --------   ---------      -----------    --------
Basic EPS                $ 227,000      1,935,695      $   0.12   $ 474,000      1,926,470      $   0.25

Effective/ dilutive
Stock Options                              86,790                                   26,197
                         ---------      ---------      --------   ---------      ---------      --------
Diluted EPS              $ 227,000      2,022,485      $   0.11   $ 474,000      1,952,667      $   0.24
                         ---------      ---------      --------   ---------      ---------      --------

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

              DECEMBER 27, 2003 (UNAUDITED) AND SEPTEMBER 27, 2003
                                 (In Thousands)

                                     ASSETS

                                                   DECEMBER 27     SEPTEMBER 27
                                                      2003             2003
                                                   -----------     ------------
Current Assets:

Cash and cash equivalents                            $ 2,685          $ 1,587
Investments:
         Certificates of deposit                         354              354
         Marketable securities                           185              185
Notes and mortgages receivable,
  current maturities, net                                 22               23
Due from franchisees                                     249               16
Other receivables                                        506              361
Inventories                                            1,782            1,362
Refundable deposit, major supplier                        --               77
Prepaid expenses                                         578              718
Prepaid income taxes                                     224              163
Deferred tax asset                                       112              112
                                                     -------          -------

         Total Current Assets                          6,697            4,958
                                                     -------          -------

Property and Equipment                                12,799           12,413
                                                     -------          -------

Investments in Joint Ventures                            139              320
                                                     -------          -------

Other Assets:

Liquor licenses, net                                     336              347
Notes and mortgages receivable, net                      138              149
Deferred tax asset                                       208              208
Other                                                    687              338
                                                     -------          -------
          Total Other Assets                           1,369            1,042
                                                     -------          -------

          Total Assets                               $21,004          $18,733
                                                     =======          =======

                  FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

              DECEMBER 27, 2003 (UNAUDITED) AND SEPTEMBER 27, 2003

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                                     DECEMBER 27   SEPTEMBER 27,
                                                        2003           2003
                                                     -----------   -------------

Current Liabilities:

  Accounts payable and accrued expenses                $  3,322      $  2,108
  Due to franchisees                                        135           409
  Current portion of long term debt                         223           278
  Deferred revenues                                          69            70
  Dividends payable                                         581            --
                                                       --------      --------
         Total Current Liabilities                        4,330         2,865
                                                       --------      --------

Long Term Debt, Net of Current Maturities                 1,291         1,314
                                                       --------      --------

Minority Interest in Equity of
   Consolidated Joint Ventures                            5,344         4,203
                                                       --------      --------
Stockholders' Equity:

  Common stock $.10 par value;
    5,000,000 shares authorized
    4,197,642 shares issued                                 421           420
  Capital in excess of par value                          6,103         6,103
  Retained earnings                                       8,761         9,115
  Accumulated other comprehensive income                     26            26
  Treasury stock, at cost 2,261,947 shares
       at December 27, 2003 and 2,271,172
       shares at September 27, 2003                      (5,272)       (5,313)
                                                       --------      --------
       Total Stockholders' Equity                        10,039        10,351
                                                       --------      --------
       Total Liabilities and
        Stockholders' Equity                           $ 21,004      $ 18,733
                                                       ========      ========

                 See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

      FOR THE THIRTEEN WEEKS ENDED DECEMBER 27, 2003 AND DECEMBER 28, 2002
                                 (In Thousands)

                                                       DECEMBER 27   DECEMBER 28
                                                          2003          2002
                                                       -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                               $   227       $   474
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
         Depreciation and amortization                       360           356
         Minority interest in earnings
           of consolidated joint ventures                     46           312
         Recognition of deferred revenue                      (1)           (1)
      Joint venture income                                    --           (17)

  Changes in operating assets and liabilities:
         (Increase)decrease in:
              Due from franchisees                           (52)          156
              Other receivables                             (134)         (352)
              Inventories                                   (420)         (327)
              Prepaid expenses                                79            (1)
              Refundable deposit major supplier               77          (194)
              Other assets                                  (349)           24
      Increase(decrease)in:
           Accounts payable and
          accrued expenses                                 1,214           861
           Due to franchisees                               (274)          (41)
                                                         -------       -------
              Net cash provided by
                operating  activities                        773         1,250
                                                         -------       -------

Cash flows from Investing Activities:

  Collection on notes and mortgages
    receivable                                                12            69
  Purchase of property and equipment                        (735)         (799)
  Investment in marketable securities                         --          (149)
  Distributions to joint venture
    minority partners                                       (230)         (867)
  Distributions from unconsolidated
    joint ventures                                            --            15
  Proceeds from joint ventures interests                   1,325         1,149
                                                         -------       -------
        Net cash provided by (used in)
              investing activities                           372          (582)
                                                         -------       -------

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

      FOR THE THIRTEEN WEEKS ENDED DECEMBER 27, 2003 AND DECEMBER 28, 2002
                                 (In Thousands)

                                                     DECEMBER 27     DECEMBER 28
                                                        2003            2002
                                                     -----------     -----------
Cash flows from Financing Activities:

   Payment of long-term debt                               (78)           (111)
   Proceeds from exercise of stock options                  31              --
                                                       -------         -------
Net cash used in financing activities                      (47)           (111)
                                                       -------         -------

Net Increase in Cash and Cash
  Equivalents                                            1,098             557
Cash and Cash Equivalents,
  Beginning of Period                                    1,587           1,143
                                                       -------         -------
Cash and Cash Equivalents
  End of Period                                        $ 2,685         $ 1,700
                                                       =======         =======

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 27, 2003

(1)   CORPORATE REORGANIZATION:

      On November 4, 1985, the Company not including any of its subsidiaries, filed a Voluntary Petition in the United States Bankruptcy Court for the Southern District of Florida seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. The Company's action was a result of significant escalations of rent on certain of the Company's leases which made continued profitable operations at those locations impossible and jeopardized the Company's financial position. The major purpose of the reorganization was to reject such leases. In addition, the Company also sought its release from lease agreements for business sold, which sales included the assignment of the lease for the business premises. On April 13, 1987, the Company's Amended Plan of Reorganization was confirmed and the Bankruptcy Court entered its Order of Confirmation on May 5, 1987. The effective date of the Amended Plan or Reorganization was June 30, 1987 and the Bankruptcy Court ratified the initial disbursements made by the Disbursing Agent by its Order dated December 21, 1987 and entered its Order of Discharge of the Company of December 28, 1987.

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

(2)   BASIS OF PRESENTATION:

      The financial information for the periods ended December 27, 2003, and December 28, 2002 are unaudited. Financial information as of September 27, 2003 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 27, 2003. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

(3)   EARNINGS PER SHARE:

      Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per share establishes standards for computing and presenting earnings per share ("EPS"). This statement requires the presentation of basic and diluted EPS. The data on Page 4 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potential dilutive common stock.

(4)   RECLASSIFICATION:

      Certain amounts in the fiscal 2003 financial statements have been reclassified to conform to the fiscal 2004 presentation.

(5)   FRANCHISE PROGRAM:

      During fiscal year 1995, the Company completed a franchise agreement for a franchisee to operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a license from the Company. The franchise agreement provides the Company with the ability to maintain a high level of food quality and service at its franchised restaurants, which are essential to a successful franchise operation. A franchisee is required to execute a franchise agreement for the balance of the term of its lease for the business premises, extended by the franchisee's continued occupancy of the business premises thereafter, whether by lease or ownership. The franchise agreement provides for a royalty to the Company in an amount of approximately 3% of gross sales, plus a contribution to advertising in an amount between 1-1/2% to 3% of gross sales. All existing franchisees who operate restaurants under the "Flanigan's Seafood Bar and Grill" or other authorized service marks have executed franchise agreements.

(6)   INVESTMENT IN JOINT VENTURES:

      Beginning with the limited partnership which owns the restaurant in Kendall, Florida and for all limited partnerships formed subsequent thereto for the purpose of owning and operating a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark, a standard financial arrangement has been used in each limited partnership agreement. Under this financial arrangement, until the limited partnership has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant, the limited partnership receives an aggregate sum equal to 25% of the initial investment of all limited partners first each year, with any additional net profit divided equally between the Company, as manager of the restaurant, and the limited partnership. Once the limited partnership has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant, the net profit is divided equally between the Company, as manager of the restaurant, and the limited partnership. As of December 27, 2003, only the limited partnership which owns the restaurant in Kendall, Florida has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant and the Company receives one-half of the net profit as manager of the restaurant. The Company plans to continue forming limited partnerships to raise funds to own and operate restaurants under the "Flanigan's Seafood Bar and Grill" servicemark using the same financial arrangement.

      Miami, Florida

      The Company operated a restaurant in Miami, Florida under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a limited partnership agreement through the end of the second quarter of fiscal year 2002. The Company acts as the general partner and owned a fifty percent limited partnership interest. The State of Florida, Department of Transportation, ("DOT"), exercised its right of eminent domain to "take" the hotel property upon which this restaurant was located. During fiscal year 2002, the Company, as general partner of the limited partnership, settled its apportionment claim against the hotel owner for $700,000, which settlement resulted in a gain from disposition of approximately $459,000 to the Company during the fiscal year ended September 28, 2002. During fiscal year 2003, the limited partnership settled all claims for additional compensation from the DOT for $27,000 and is still pursuing a claim for $10,000 as reimbursement of expenses incurred by the limited partnership during the eminent domain proceedings. The additional compensation from the DOT belongs solely to the Company, as will the anticipated reimbursement of expenses. The unrelated joint venture partner received $350,000 in full settlement of its interest and the Company controls 100% of the partnership as of December 27, 2003.

      During the third quarter of fiscal year 2003, the Company, as general partner of the limited partnership, entered into a Sale of Business Agreement for the purchase of an existing restaurant in Pinecrest, Florida, which transaction closed during the first quarter of fiscal year 2004. The purchase price of approximately $340,000 related to the acquisition of a below market lease and will therefore be recognized as additional lease expense over the remaining life of the lease. As of December 27, 2003, the $340,000 is included in the accompanying balance sheet in other assets. The Company agreed to unconditionally guaranty the lease for the business premises in order to procure the consent of the landlord to the assignment of the lease. During the second quarter of fiscal year 2004 and after removing the interior finishes in anticipation of completing its building plans for the renovation of the business premises, the Company found numerous, substantial structural deficiencies which must be rectified prior to any renovations being made. The structural repairs are the responsibility of the landlord, but it is expected that the structural repairs will delay the renovations to the business premises. The limited partnership still intends to raise funds through a private offering to renovate the restaurant once the renovation costs have been determined. The Company continues to act as general partner and will also be the owner of up to a thirty three and one-third percent limited partnership interest. It is anticipated that the renovated restaurant will be open for business by the end of fiscal year 2004.

      Fort Lauderdale, Florida

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

      Surfside, Florida

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

      Kendall, Florida

      The Company acts as general partner of a limited partnership which owns and operates a restaurant in Kendall, Florida under the "Flanigan's Seafood Bar and Grill" servicemark. The Company is also a forty percent owner of the limited partnership as are other related parties, including but not limited to officers and directors of the Company and their families. This restaurant opened for business on April 9, 2000.

      West Miami, Florida

      The Company acts as general partner of a limited partnership which owns and operates a restaurant in West Miami, Florida under the "Flanigan's Seafood Bar and Grill" servicemark. The Company is also a twenty five percent owner of the limited partnership as are other related parties, including, but not limited to officers and directors of the Company and their families. This restaurant opened for business on October 11, 2001.

      Weston, Florida

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

      Stuart, Florida

      During the third quarter of fiscal year 2003, a limited partnership was formed with the Company as general partner, which limited partnership entered into a lease agreement to own and operate a restaurant in a Howard Johnson's Hotel in Stuart, Florida. During the first quarter of fiscal year 2004, the limited partnership completed its private offering, raising the sum of $1,500,000 to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The Company continues to act as general partner and is also the owner of a twelve percent limited partnership interest, as are other related parties, including but not limited to officers and directors of the Company and their families. The restaurant opened for business on January 11, 2004.

(7)   INCOME TAXES:

      Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards and tax credits to the extent that realization of said tax benefits is more likely than not. The deferred tax asset was $320,000 as of December 27, 2003 and September 27, 2003.

(8)   COMMITMENTS AND CONTINGENCIES:

      Guarantees

      The Company guarantees various leases for franchisees, limited partnerships and locations sold in prior years. Remaining rental commitments required under these leases are approximately $10,000,000. In the event of a default under any of these agreements, the Company will have the right to repossess the premises and operate the business to recover amounts paid under the guarantee either by liquidating assets or operating the business.

      Litigation

      The Company is a party to various litigation matters incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company.

      Certain states have "liquor liability" laws which allow a person injured by an "intoxicated person" to bring a civil suit against the business (or social host) who served intoxicating liquors to an already "obviously intoxicated person", know as "dram shop" claims. Florida has restricted its dram shop claims by statute, permitting persons injured by an "obviously intoxicated person" to bring court action only against the business which had served alcoholic beverages to a minor or to an individual known to be habitually addicted to alcohol. The Company is generally self-insured for liability claims, with major losses partially covered by third-party insurance carriers. The extent of this coverage varies by year. The Company currently has no dram shop cases pending. For further discussion see the section headed Legal Proceedings on page 16 of the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2003. The Company accrues for potential uninsured losses based upon estimates received from legal counsel and its historical experience, when uninsured claims are pending. Such accrual is included in the "Accounts payable and accrued expenses". See Note 6 in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

      During fiscal year 2000, the Company was served with several complaints alleging violations of the American with Disabilities Act ("ADA"), at all of its locations. The ADA has no notice provision and the first time the Company received notice of any ADA violations was when it was served with a copy of the complaint. Of the lawsuits filed, only a few have been actively pursued. The Company retained an ADA expert who has inspected locations involved in the active lawsuits, including the limited partnerships and franchises, and provided a report setting forth ADA violations which need to be corrected. The Company corrected ADA violations noted by its ADA expert and then vigorously defended the lawsuits arguing that the locations are in compliance. During fiscal year 2001 and fiscal year 2002, the Company, including three (3) of its franchises, settled all active lawsuits alleging ADA violations.

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

(9)   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
      OPERATIONS:

      The Company owns and /or operates full service restaurants, package liquor stores and an entertainment oriented club (collectively the "units"). At December 27, 2003, the Company operated 17 units and had equity interests in seven units which have been franchised by the Company. The table below sets out the changes, if any, in the type and number of units being operated.

                                 Dec. 27     Sept. 27      Dec. 28     Note
                                    2003        2003         2002     Number
      Types of Units
         -----------------------------------------------------------------------
      Company Owned:
         Combination package
         and restaurant              4            4            4
         Restaurant only             2            2            2
         Package store only          5            4            4      (2)(3)

       Company Managed
        Restaurants Only:
         Limited partnerships        5            4            4      (4)(5)(6)
         Franchise                   1            1            1

                                 Dec. 27    Sept. 27     Dec. 28       Note
                                   2003       2003         2002       Number
         Types of Units
         --------------------------------------------------------------------
         Company Owned Club:         1           1           1
         Total Company
         Owned/Operated Units       18          16          16

         Franchised units            7           7           7          (1)

Notes:

      (1) Since the fourth quarter of 1999, the Company has managed the restaurant for a franchisee. The franchised restaurant is included in the table of units as a restaurant operated by the Company and the franchise is also included as a unit franchised by the Company and in which the Company has an interest.

      (2) During the fourth quarter of fiscal year 2001, the Company entered into a ground lease for an out parcel in Hollywood, Florida. The Company has constructed a building on the out parcel, one-half (1/2) of which is being used by the Company for the operation of a package liquor store and the other one-half (1/2) will be subleased by the Company as retail space. The package store opened for business on November 17, 2003.

      (3) During the second quarter of fiscal year 2001, the Company completed renovations to its new corporate offices and relocated to the same. The new corporate offices consist of a two (2) story building, with space set aside on the ground floor for a package liquor store. The Company filed an application for its building permits during the third quarter of fiscal year 2002, but is still involved in litigation with the adjacent shopping center over the Company's right to non-exclusive parking in the shopping center. The construction of the package liquor store has been postponed until the litigation is concluded, which should occur during fiscal year 2004. This package liquor store is not included in the table of units.

      (4) During the first quarter of fiscal year 2002, the State of Florida, Department of Transportation, ("DOT"), exercised its right of eminent domain to "take" title to the hotel property upon which a restaurant operated by the Company as general partner of a limited partnership was located. The restaurant closed at the end of business on March 30, 2002 and is not included in the table of units.

            During the third quarter of fiscal year 2003, the Company, as general partner of the limited partnership, entered into a Sale of Business Agreement for the purchase of an existing restaurant in Pinecrest, Florida, which transaction closed during the first quarter of fiscal year 2004. During the second quarter of fiscal year 2004 and after removing the interior finishes, the Company found numerous, substantial structural deficiencies which are the responsibility of the landlord and must be rectified prior to any renovations being made. The limited partnership still intends to raise funds through a private offering to renovate the restaurant once the renovation costs have been determined. The Company continues to act as general partner and will also be the owner of up to a thirty three and one-third percent limited partnership interest. It is anticipated that the renovated restaurant will be open for business by the end of fiscal year 2004 and is not included in the table of units.

      (5) During the fourth quarter of fiscal year 2001, a limited partnership was formed with the Company as general partner, which limited partnership entered into a sublease agreement to own and operate an existing restaurant in Weston, Florida. During the fourth quarter of fiscal year 2002, the limited partnership raised funds to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The Company continues to act as general partner and has a 28 percent ownership interest in the limited partnership. The restaurant opened for business on January 20, 2003.

      (6) During the third quarter of fiscal year 2003, a limited partnership was formed with the Company as general partner, which limited partnership entered into a lease agreement to own and operate a restaurant in a Howard Johnson's Hotel in Stuart, Florida. During the first quarter of fiscal year 2004, the limited partnership raised funds through a private offering to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The Company continues to act as general partner and also has a twelve percent ownership interest in the limited partnership. The restaurant opened for business on January 11, 2004 and is therefore not included in table as of December 27, 2003.

(10)  INVESTMENTS:

      Investments in equity securities that have readily determinable values are classified and accounted for as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income. Realized gains and losses are calculated based on the specific identification method and recorded in "other income" on the income statement. At December 27, 2003, the fair value exceeded cost.

Liquidity and Capital Resources

      Cash Flows

      The following table is a summary of the Company's cash flows for the first thirteen weeks of fiscal years 2004 and 2003.

                                               Thirteen Weeks Ended
                                             Dec. 27          Dec.28,
                                               2003            2002
                                             -------         -------
                                                  (In Thousands)
Net cash provided by
  operating activities                       $   773         $ 1,250

Net cash provided by (used in)
  investing activities                           372            (582)
Net cash used in
  financing activities                           (47)           (111)
                                             -------         -------

Net Increase in Cash
and Cash Equivalents                           1,098             557

Cash and Cash Equivalents, Beginning           1,587           1,143
                                             -------         -------

Cash and Cash Equivalents, Ending            $ 2,685         $ 1,700
                                             =======         =======

      On December 18, 2003, the Company declared a cash dividend of 30 cents per share payable on January 15, 2004 to shareholders of record on December 30, 2003.

      On December 19, 2002, the Company declared a cash dividend of 27 cents per share payable on January 30, 2003 to shareholders of record on January 17, 2003.

      On December 13, 2001, the Company declared a cash dividend of 25 cents per share payable on January 17, 2002 to shareholders of record on December 30, 2001.

Capital Expenditures

      The Company had additions to fixed assets of $735,000 during the thirteen weeks ended December 27, 2003 as compared to $799,000 for the thirteen weeks ended December 28, 2002 and $3,028,000 for the fiscal year ended September 27, 2003.

      All of the Company's units require periodic refurbishing in order to remain competitive. During the fiscal year 1992, as cash flow improved, the Company embarked on a refurbishing program which continues through fiscal year 2004. The budget for fiscal year 2004 is $350,000. The Company expects the funds for these improvements to be provided from operations. In addition, during the first quarter of fiscal year 2004, the limited partnership which owns the restaurant in Stuart, Florida completed its private offering, raising the sum of $1,500,000 towards capital expenditures for fiscal year 2004. It is anticipated that a second joint venture will require approximately $2,500,000 in capital expenditures, the majority of which will be raised through a private offering.

Working Capital

         The table below summarizes the current assets, current liabilities, and working capital for the fiscal quarters ended December 27, 2003, and December 28, 2002 and the fiscal year ended September 27, 2003.

                          Dec. 27,       Dec. 28,    Sept. 27,
     Item                  2003          2002          2003
                          --------      --------     --------
                                     (In Thousands)

Current Assets             $6,697        $6,748       $4,958
Current Liabilities         4,330         3,655        2,865
Working Capital             2,367         3,093        2,093

      During the fourth quarter of fiscal year 2002, the Company closed on a $456,000 loan from Bank Atlantic, which loan was used to prepay the Company's loan with Bank of America dated January 2000. The promissory note earns interest at prime rate per annum and is fully amortized over 19 months with equal monthly payments of principal and interest each in the amount of $19,021, commencing August 3, 2002. The promissory note is unsecured and may be prepaid in whole or in part at any time, without penalty, with any prepayments applying against the payments last due on the promissory note.

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

Legal Matters

      See "Litigation" on page 13 of this report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended September 27, 2003 for a discussion of other legal proceedings resolved in prior years.

Results of Operations

                                          Thirteen Weeks Ended
                                      Dec. 27,            Dec. 28,
                                       2003                 2002
                                 Amount    Percent     Amount   Percent
                                 ------    -------    -------   -------
                                (In Thousands)        (In Thousands)

Restaurant food sales            $ 5,973    58.48     $ 4,932    55.39
Restaurant bar sales               1,439    14.09       1,292    14.51
Package goods sales                2,801    27.43       2,680    30.10
                                 -------   ------     -------   ------

Total sales                      $10,213   100.00     $ 8,904   100.00

Franchise related revenues           319                  238
Owners fee                            54                   68
Other operating income                41                   87
                                 -------              -------

Total Revenue                    $10,627              $ 9,297
                                 =======              =======

      Total revenues in the thirteen weeks ended December 27, 2003 increased by 14.31% as compared to the total revenues for the thirteen weeks ending December 28, 2002 primarily due to the restaurant in Weston, Florida being open for the entire fiscal quarter and the opening of the package goods store in Hollywood, Florida on November 17, 2003. Total revenues should continue to increase due to the opening of the restaurant in Stuart, Florida on January 11, 2004 and the package goods store in Hollywood, Florida being open for the balance of fiscal year 2004.

      Restaurant food sales represented 58.48% of total sales in the thirteen weeks of fiscal year 2004 as compared to 55.39% of total sales in the thirteen weeks of fiscal year 2003. The weekly average of same store restaurant food sales were $400,666 and $378,587 for the thirteen weeks ended December 27, 2003 and December 28, 2002, respectively, an increase of 5.83%. The increase in restaurant food sales is primarily due to the restaurant in Weston, Florida being open for the entire fiscal quarter and the continued increase in the weekly average of same store restaurant food sales. Restaurant food sales are expected to continue increasing through the remainder of fiscal year 2004 due to the opening of the restaurant in Stuart, Florida on January 11, 2004.

      Restaurant bar sales represented 14.09% of total sales in the thirteen weeks of fiscal year 2004 as compared to 14.51% of total sales in the thirteen weeks of fiscal year 2003. The weekly average of same store restaurant bar sales were $91,599 and $98,892 for the thirteen weeks ended December 27, 2003 and December 28, 2002, respectively, a decrease of 7.37%. The increase in total restaurant bar sales is primarily due to the restaurant in Weston, Florida being open for the entire fiscal quarter and should continue to increase through the balance of fiscal year 2004 due to the opening of the restaurant in Stuart, Florida on January 11, 2004. The decrease in the weekly average of same store restaurant bar sales is expected to continue as the Company's perception as a family restaurant continues to grow.

      Package goods sales represented 27.43% of total sales in the thirteen weeks of fiscal year 2004, as compared to 30.10% of total sales in the thirteen weeks of fiscal year 2003. The percentage decrease is attributed to the restaurant in Weston, Florida having been open for the entire first quarter of fiscal year 2004. The additional restaurant sales during the first quarter of fiscal year 2004 also offset the package goods sales generated from the opening of the new package liquor store in Hollywood, Florida on November 17, 2003. The weekly average of same store package goods sales were $207,423 and $194,032 for the thirteen weeks ended December 27, 2003 and December 28, 2002, respectively, an increase of 6.90%. Package good sales are expected to continue increasing through the balance of fiscal year 2004 due to the opening of the new package goods store in Hollywood, Florida and the continued increase in the weekly average of same store package sales.

      The gross profit margin for restaurant and bar sales was 65.40% and 65.69% for the thirteen weeks ended December 27, 2003 and December 28, 2002, respectively. It is anticipated that the gross profit margin for restaurant and bar sales through the balance of fiscal year 2004 will be adversely affected by higher food costs, although the Company has taken steps to offset higher food costs with higher menu prices, where competitively possible.

      The gross profit margin for package goods stores was 27.12% and 27.16% for the thirteen weeks ended December 27, 2003 and December 28, 2002, respectively. The gross profit margin for package goods stores is expected to remain constant through the balance of fiscal year 2004.

      Franchise related revenues, which includes but is not limited to rental income and franchise-related income such as franchise royalties, bookkeeping and accounting fees and reimbursement of attorney's fees were $319,000 and $238,000 for the thirteen weeks ended December 27, 2003 and December 28, 2002 respectively, an increase of 34.03%.

      The owners' fee was $54,000 and $68,000 for the thirteen weeks ended December 27, 2003 and December 28, 2002 respectively.

Operating Costs and Expenses

      Operating costs and expenses were $10,279,000 and $8,462,000 for the thirteen weeks ended December 27, 2003 and December 28, 2002 respectively, an increase of 21.47%. The increase is accounted for by the operation of the restaurant in Weston, Florida for the entire fiscal quarter and the operation of the new package store in Hollywood, Florida for one-half (1/2) of the fiscal quarter ended December 27, 2003. Operating costs and expenses are expected to continue increasing through the balance of fiscal year 2004 with the opening of the restaurant in Stuart, Florida on January 11, 2004 and a general increase in overall operating costs and expenses, including but not limited to food costs.

      Payroll and related costs were $2,831,000 and $2,569,000 for the thirteen weeks ended December 27, 2003 and December 28, 2002 respectively, an increase of 10.20%. The increase is attributed to the operation of the restaurant in Weston, Florida for the entire fiscal quarter and the operation of the new package store in Hollywood, Florida for one-half (1/2) of the fiscal quarter ended December 27, 2003.

      Occupancy costs which include rent, common area maintenance, repairs and taxes were $587,000 and $430,000 for the thirteen weeks ended December 27, 2003 and December 28, 2002 respectively, an increase of 36.51%. The increase is accounted for by the payment of rent for the restaurant in Stuart, Florida and the payment of full rent for the restaurant in Weston, Florida for the entire fiscal quarter, when compared to the payment of partial rent during the fiscal quarter ended December 28, 2002. Occupancy costs will continue to increase through the balance of fiscal year 2004 with the payment of rent for the restaurant in Stuart, Florida, as well as the payment of rent for the restaurant in Pinecrest, Florida commencing at the start of the second quarter of fiscal year 2004.

      Selling, general and administrative expenses were $2,255,000 and $1,375,000 for the thirteen weeks ended December 27, 2003 and December 28, 2002 respectively, an increase of 64.0%. The increase in selling, general and administrative expense is accounted for by the operation of the restaurant in Weston, Florida for the entire fiscal quarter; expenses associated with the restaurants in Stuart, Florida and Pinecrest, Florida; the operation of the new package store in Hollywood, Florida for one-half (1/2) of the fiscal quarter ended December 27, 2003; increased insurance costs and an overall increase in expenses generally.

      Trends

      During the next twelve months management expects continued increases in restaurant sales, due primarily to the opening of the restaurant in Stuart, Florida and continued increases in same store restaurant sales. Package good sales are also expected to increase due primarily to the opening of a new package goods store in Hollywood, Florida and increases in same store package goods sales. At the same time, management also expects higher food costs, especially the cost of ribs, and overall expenses to increase generally. The Company has already raised some of its menu prices to offset higher food costs and will continue to do so wherever competitively possible. During the next twelve months, management projects an increase in overall profit before income tax.

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

DEPRECIATION

The estimates of useful lives for tangible and intangible assets are significant estimates. Expenditures for the leasehold improvements and equipment when a restaurant is first constructed are material. In addition, periodic refurbishing takes place and those expenditures can be material. Management estimates the useful life of those assets by considering, among other things, expected use, life of the lease on the building, and warranty period, if applicable. The assets are then depreciated using a straight line method over those estimated lives. These estimated lives are reviewed periodically and adjusted if necessary. Any necessary adjustment to depreciation expense is made in the income statement of the period in which the adjustment is determined to be necessary.

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

CONSOLIDATION

At December 27, 2003, the Company operates 4 restaurants as general partner for the limited partnership that owns the operations of these restaurants. The Company refers to these entities as joint ventures or limited partnerships. Additionally, the Company expects that any expansion which takes place in opening new restaurants will also result in the Company operating the restaurants as general partner. In addition to the general partnership interest the Company also purchases limited partnership units ranging from 12% to 42% of the total units outstanding. As a result of these controlling interests, the Company consolidates the operations of these limited partnerships with those of the Company despite the fact the Company does not own in excess of 50% of the equity interests. All intercompany transactions are eliminated in consolidation. The minority interests in the earnings of these joint ventures are removed from net income and are not included in the calculation of earnings per share.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company does hold market risk sensitive instruments for investment purposes. The Company also recognizes market risk from interest rate exposure.

      Market Risk - Investments

      In the quarter ended December 28, 2002, the Company began an investment program to accumulate funds to satisfy debt in the future. The Company made an investment in an equity security which is subject to market risk. At its meeting on December 19, 2003, the Board of Directors authorized the Company to make a further investment in the same equity security as an additional accumulation of funds to satisfy debt in the future. The additional investment in the equity security was made during the second quarter of fiscal year 2004. To the extent that market price declines it will have a negative impact of the value of the investment. There is no assurance that market price will increase or decrease in the next year.

      At December 27, 2003, the Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have negative effect on the Company's earnings. In addition, the Company incurs interest charges on debt at variable rates, which to the extent the Company has not entered into interest rate swap agreements to hedge this risk, could negatively impact the Company's earnings. There is no assurance that interest rates will increase or decrease over the next fiscal year.

      The Company has two debt arrangements which have variable interest rates. For one of these instruments, which is a mortgage note, the Company has entered into an interest rate swap agreement to hedge the interest rate risk. The other debt instrument has an outstanding principal balance at December 27, 2003 of

$133,146. Even if interest rates increased by 10%, results of operations would be reduced by only $3,000, an amount management considers immaterial.

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

      In January 2004, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

      In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our January 2004 evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

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

                                     FLANIGAN'S ENTERPRISES, INC.

                                     /s/ Joseph G. Flanigan
                                     ----------------------------------
                                     JOSEPH G. FLANIGAN,
                                     Chief Executive Officer


Date
     ---------------

                                     ----------------------------------

Date
     ---------------