Form 10-Q
period 2004-03-27
FLANIGANS ENTERPRISES INC
filed 2004-05-11
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended  March 27, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from____________________to____________________

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

Indicate the number of shares outstanding of each of the issuers classes of Common Stock as of the latest practicable date 1,925,695 as of May 10, 2004.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                 MARCH 27, 2004

PART  I. FINANCIAL INFORMATION

      1.    UNAUDITED CONDENSED FINANCIAL STATEMENTS

            Consolidated Summary of Earnings -- For the Thirteen and Twenty Six Weeks ended March 27, 2004 and March 29, 2003.

            Consolidated Balance Sheets -- As of March 27, 2004 and September 27, 2003.

            Consolidated Statements of Cash Flows for the Twenty Six weeks ended March 27, 2004 and March 29, 2003.

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

PART II. OTHER INFORMATION AND SIGNATURES

      6.    Exhibits and Reports on Form 8-K

            (a)   Exhibits
            (b) Reports on Form 8-K

                          FLANIGAN'S ENTERPRISES, INC.
                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                     (In Thousands Except Per Share Amounts)

                                           Thirteen  Weeks    Twenty Six Weeks
                                               Ended               Ended

                                        Mar. 27    Mar. 29   Mar. 27    Mar. 29
                                          2004       2003      2004       2003
                                        -------    -------    -------   -------
REVENUES:
Restaurant food sales                   $ 7,262    $ 6,202    $13,235   $11,134
Restaurant bar sales                      1,747      1,653      3,186     2,945
Package good sales                        2,957      2,683      5,758     5,363
Franchise related revenues                  295        162        614       400
Owner's fee                                  38         67         92       135
Other operating income                        2         78         43       165
                                        -------    -------    -------   -------
                                         12,301     10,845     22,928    20,142
                                        -------    -------    -------   -------

COSTS AND EXPENSES:
Cost of merchandise sold:
  Restaurant and lounges                  3,158      2,677      5,750     4,813
  Package goods                           2,121      2,034      4,135     3,986
Payroll and related costs                 3,443      2,888      6,274     5,457
Occupancy costs                             716        545      1,303       975
Selling, general and
   administrative expenses                2,481      1,995      4,732     3,370
                                         ------     ------     ------    ------
                                         11,919     10,139     22,194    18,601
                                         ------     ------     ------    ------

Income from operations                      382        706        734     1,541
                                         ------     ------     ------    ------

OTHER INCOME (EXPENSE):
Interest expense                            (33)       (43)       (61)      (74)
Minority interest in earnings of
consolidated joint                          (53)      (152)       (99)     (464)
Interest  income                             25         10         31        19
Joint venture income                          4          5          4        22
Other                                         3         23         18       120
                                           ----       ----       ----      ----
                                            (54)      (157)      (107)     (377)

Income before Provision for Income
 Taxes                                      328        549        627     1,164

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                     (In Thousands Except Per Share Amounts)

                                   (Continued)

                                           Thirteen  Weeks    Twenty Six Weeks
                                               Ended               Ended

                                        Mar. 27    Mar. 29   Mar. 27    Mar. 29
                                          2004       2003      2004       2003
                                        -------    -------    -------   -------

PROVISION FOR INCOME TAXES               $ 76       $127       $144       $268
                                         ----       ----       ----       ----

         Net Income                      $252       $422       $483       $896
                                         ====       ====       ====       ====

                                            For The Thirteen Weeks Ended
                               Mar. 27, 2004                      Mar. 29, 2003
                      Numerator    Denominator   EPS     Numerator     Denominator     EPS
                     ----------     ---------   ----     ---------      ---------      ----
Basic EPS            $  252,000     1,927,893   $.13     $ 422,000      1,926,470      $.22

Effective/ dilutive
Stock Options                          32,149                              35,412
                     ----------------------------------------------------------------------
   Diluted EPS       $  252,000     1,960,042   $.13     $ 422,000      1,961,882      $.22
-------------------------------------------------------------------------------------------
                                           For The Twenty Six Weeks Ended
                                Mar. 27, 2004                     Mar. 29, 2003
                      Numerator    Denominator   EPS     Numerator     Denominator     EPS
                     ----------     ---------   ----     ---------      ---------      ----
Basic  EPS           $ 483,000      1,927,181   $.25     $ 896,000      1,926,470      $.47

Effective/dilutive
Stock Options                          33,534                              33,130
                     ------------------------------------------------------------------====
Diluted EPS          $ 483,000      1,960,715   $.25    $  896,000      1,959,600      $.46

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                MARCH 27, 2004 (UNAUDITED) AND SEPTEMBER 27, 2003

                                     ASSETS

                                                  MARCH 27     SEPTEMBER 27
                                                    2004           2003
                                                  -------        -------
Current Assets:
   Cash and cash equivalents                      $ 2,888        $ 1,587
   Investments:
   Certificate of deposit                              --            354
   Marketable securities                              388            185
Notes and mortgages receivable,
    current maturities, net                            22             23
Due from franchisees                                   17             16
Other receivables                                     387            361
Inventories                                         1,631          1,362
Refundable deposit, major supplier                     --             77
Prepaid expenses                                      782            718
Prepaid income taxes                                  151            163
Deferred tax asset                                    112            112
                                                  -------        -------
         Total Current Assets                       6,378          4,958
                                                  -------        -------

Property and Equipment                             12,763         12,413
                                                  -------        -------

Investments in Joint Ventures                         139            320
                                                  -------        -------
Other Assets:
  Liquor licenses, net                                317            347
  Notes and mortgages receivable, net                 139            149
  Deferred tax asset                                  208            208
  Other                                               676            338
                                                  -------        -------
         Total Other Assets                         1,340          1,042
                                                  -------        -------
         Total Assets                             $20,620        $18,733
                                                  =======        =======

                  FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                MARCH 27, 2004 (UNAUDITED) AND SEPTEMBER 27, 2003

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                       MARCH 27   SEPTEMBER 27,
                                                         2004          2003
                                                       --------     --------
Current Liabilities:
  Accounts payable and accrued expenses                $  3,115     $  2,108
  Due to franchisees                                        696          409
 Current portion of long term debt                          223          278
     Deferred revenues                                       70           70
                                                       --------     --------
        Total Current Liabilities                         4,104        2,865

Long Term Debt, Net of Current Maturities                 1,212        1,314
                                                       --------     --------
Minority Interest in Equity of
 Consolidated Joint Ventures                              5,047        4,203

Commitments, Contingencies and Other Matters
Stockholder's Equity:
  Common stock, $.10 par value;5,000,000 shares
    authorized; 4,197,642 shares issued                     420          420
    Capital in excess of par value                        6,103        6,103
    Retained earnings                                     9,017        9,115
    Accumulated other comprehensive income                   57           26
    Treasury stock, at cost,2,271,947 and
         2,271,172 shares                                (5,340)      (5,313)
                                                       --------     --------
        Total stockholders' equity                       10,258       10,351
                                                       --------     --------
         Total liabilities and stockholders' equity    $ 20,620     $ 18,733
                                                       ========     ========

                 See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

        FOR THE TWENTY SIX WEEKS ENDED MARCH 27, 2004 AND MARCH 29, 2003
                                 (In Thousands)

                                                      MARCH 27    MARCH 29
                                                        2004        2003
                                                      -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                       $   483     $   896
     Adjustments to reconcile net income
     to net cash and cash equivalents provided
     by operating activities:
         Depreciation and amortization                    718         640
         Minority interest in earnings of
           consolidated joint venture                      99         590
         Recognition of deferred income
           other deferred income                           --          (3)
         Joint venture income                              --         (22)

     Changes in assets and liabilities:
        (Increase)  decrease in:
          Due from franchises                             180          26
          Other receivables                               (15)        609
          Inventories                                    (269)        (84)
          Prepaid expenses                                (52)       (221)
          Refundable Deposit, major supplier               77        (230)
          Other assets                                   (338)        318
     Increase (decrease) in:
          Accounts payable and accrued expenses         1,006         935
          Due to franchises                               287         136
                                                      -------     -------
          Net cash, and cash equivalents
            provided by operating activities            2,176       3,590
                                                      -------     -------

                                   (continued)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

        FOR THE TWENTY SIX WEEKS ENDED MARCH 27, 2004 AND MARCH 29, 2003
                                 (In Thousands)

                                                            MARCH 27    MARCH 29
                                                              2004        2003
                                                            -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Collections on notes and mortgages
       receivable                                                11          39
     Purchase of property and equipment                      (1,038)     (1,744)
     Proceeds from certificate of deposit redemption            354          --
     Investment in marketable securities                       (172)       (149)
     Distributions from unconsolidated joint ventures            --          15
          Net Cash and cash equivalents
            used in investing activities                       (100)     (1,812)
                                                            -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long term debt                                (157)       (207)
     Dividends paid                                            (581)       (520)
     Purchase of treasury stock                                 (68)         --
     Proceeds from exercise stock options                        31          --
     Distribution to joint venture
       minority partners                                       (580)     (1,122)
     Proceeds from joint venture interest                     1,325       1,149
                                                            -------     -------
          Net cash and cash equivalents
            used in financing  activities                      (775)       (727)
                                                            -------     -------
NET INCREASE  IN CASH AND
CASH EQUIVALENTS                                              1,301       1,051

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD                                                     1,587       1,143
                                                            -------     -------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                                               $ 2,888     $ 2,194
                                                            =======     =======

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 27, 2004

(1) BASIS OF PRESENTATION:

      The financial information for the periods ended March 27, 2004, and March 29, 2003 are unaudited. Financial information as of September 27, 2003 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10- K for the year ended September 27, 2003. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

(2) EARNINGS PER SHARE:

      Statements of Financial Accounting Standards ("SFAS") No. 128, Earnings per share establishes standards for computing and presenting earnings per share ("EPS"). This statement requires the presentation of basic and diluted EPS. The data on Page 4 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potentially dilutive common stock equivalents.

(3) RECLASSIFICATION:

      Certain amounts in the fiscal 2003 financial statements have been reclassified to conform to the fiscal 2004 presentation.

(4) FRANCHISE PROGRAM:

      The Company allows certain stores to operate pursuant to a franchise agreement under which a franchisee operates a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a license from the Company. The franchise agreement provides the Company with the ability to maintain a high level of food quality and service at its franchised restaurants, which are essential to a successful franchise operation. A franchisee is required to execute a franchise agreement for the balance of the term of its lease for the business premises, extended by the franchisee's continued occupancy of the business premises thereafter, whether by lease or ownership. The franchise agreement provides for a royalty to the Company in an amount of approximately 3% of gross sales, plus a contribution to advertising in an amount of between 1-1/2% to 3% of gross sales.

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

      Beginning with the limited partnership which owns the restaurant in Kendall, Florida and for all limited partnerships formed subsequent thereto for the purpose of owning and operating a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark, a standard financial arrangement has been used in each limited partnership agreement. Under this financial arrangement, until the limited partnership has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant, the limited partnership receives an aggregate sum equal to 25% of the initial investment of all limited partners first each year, with any additional net profit divided equally between the Company, as manager of the restaurant, and the limited partnership. Once the limited partnership has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant, the net profit is divided equally between the Company, as manager of the restaurant, and the limited partnership. As of March 27, 2004, only the limited partnership which owns the restaurant in Kendall, Florida has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant and the Company receives one-half of the net profit as manager of the restaurant. The Company plans to continue forming limited partnerships to raise funds to own and operate restaurants under the "Flanigan's Seafood Bar and Grill" servicemark using the same financial arrangement.

      Miami, Florida

      The Company operated a restaurant in Miami, Florida under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a limited partnership agreement through the end of the second quarter of fiscal year 2002. The Company acts as the general partner and owned a fifty percent limited partnership interest. The State of Florida, Department of Transportation, ("DOT"), exercised its right of eminent domain to `take' the hotel property upon which this restaurant was located. During fiscal year 2002, the Company, as general partner of the limited partnership, settled its apportionment claim against the hotel owner for $700,000, which settlement resulted in a gain from disposition of approximately $459,000 to the Company during the fiscal year ended September 28, 2002. During fiscal year 2003, the limited partnership settled all claims for additional compensation from the DOT for $27,000 and is still pursuing a claim for $10,000 as reimbursement of expenses incurred by the limited partnership during the eminent domain proceedings. The additional compensation from the DOT belongs solely to the Company, as will the anticipated reimbursement of expenses. The unrelated joint venture partner received $350,000 in full settlement of its interest and the Company controls 100% of the partnership as of December 27, 2003.

      During the third quarter of fiscal year 2003, the Company, as general partner of the limited partnership, entered into a Sale of Business Agreement for the purchase of an existing restaurant in Pinecrest, Florida, which transaction closed during the first quarter of fiscal year 2004. The purchase price of approximately $340,000 related to the acquisition of a below market lease and will therefore be recognized as additional lease expense over the remaining life of the lease once operation of the restaurant commences. As of March 27, 2004, the $340,000 is included in the accompanying balance sheet in other assets. The Company agreed to unconditionally guaranty the lease for the business premises in order to procure the consent of the landlord to the assignment of the lease. During the second quarter of fiscal year 2004 and after removing the interior finishes in anticipation of completing its building plans for the renovation of the business premises, the Company found numerous, substantial structural deficiencies which must be rectified prior to any renovations being made. Subsequent to the end of the second quarter of fiscal year 2004, the Company, as general partner of the limited partnership, and the landlord agreed upon the structural repairs required and to equally share the cost thereof in order to minimize further delay to the renovation of the business premises. The limited partnership still intends to raise funds through a private offering to renovate the restaurant once the renovation costs have been determined. The Company continues to act as general partner and will also be the owner of up to a thirty three and one-third percent limited partnership interest. It is anticipated that the renovated restaurant will be open for business by the end of the first quarter of fiscal 2005.

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

      Kendall, Florida

      The Company acts as general partner of a limited partnership which owns and operates a restaurant in Kendall, Florida under the "Flanigan's Seafood Bar and Grill" servicemark. The Company is also a forty percent owner of the limited partnership as are other related parties, including but not limited to officers and directors of the Company and their families. As of April 1, 2003, the limited partners had received distributions from the limited partnership equal to their original investment and pursuant to the limited partnership agreement, the Company thereafter receives fifty percent of the net profit from the operation of the restaurant as a management fee. This restaurant opened for business on April 9, 2000.

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

(6) INCOME TAXES:

      Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards and tax credits to the extent that realization of said tax benefits is more likely than not. The deferred tax asset was $320,000 as of March 27, 2004 and September 27, 2003.

(7) COMMITMENTS AND CONTINGENCIES:

      Guarantees

      The Company guarantees various leases for franchisees, limited partnerships and locations sold in prior years. Remaining rental commitments required under these leases are approximately $3,000,000. In the event of a default under any of these agreements, the Company will have the right to repossess the premises and operate the business to recover amounts paid under the guarantee either by liquidating assets or operating the business.

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

(8) INVESTMENTS:

      Investments in equity securities that have readily determinable fair values are classified and accounted for as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income. Realized gains and losses are calculated based on the specific identification method and recorded in "other income" on the income statement. At March 27, 2004, the fair market value was $388,000, which exceeded a cost of $331,000 and resulted in an unrealized gain of $57,000.

(9) CORPORATE REORGANIZATION:

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

II MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   OPERATIONS:

      The Company owns and /or operates full service restaurants, package liquor stores and an entertainment oriented club (collectively the "units"). At March 27, 2004, the Company operated 18 units and had equity interests in seven units which have been franchised by the Company. The table below sets out the changes, if any, in the type and number of units being operated.

                                    Mar. 27,    Sept.27,    Mar. 29,     Note
                                      2004        2003        2003      Number
                                    --------    --------    --------    ------
Types of Units
--------------------------------------------------------------------------------
Company owned:
   Combination package
   and restaurant                       4           4           4
   Restaurant only                      2           2           2
   Package store only                   5           4           4      (2)(3)

Company Managed
   Restaurants Only:
     Limited Partnerships               5           4           4      (4)(5)(6)

Company Owned Club:                     1           1           1

Total Company
Owned/Operated Units                   18          16          16

Franchised Units                        7           7           7      (1)

Notes:

(1) Since the fourth quarter of 1999, the Company has managed the restaurant for a franchisee. The franchised restaurant is included in the table of units as a restaurant operated by the Company and the franchise is also included as a unit franchised by the Company and in which the Company has an interest.

(2) During the fourth quarter of fiscal year 2001, the Company entered into a ground lease for an out parcel in Hollywood, Florida. The Company has constructed a building on the out parcel, one-half (1/2) of which is being used by the Company for the operation of a package liquor store and the other one-half (1/2) of which has been subleased by the Company as retail space. The package store opened for business on November 17, 2003.

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

(4) During the first quarter of fiscal year 2002, the State of Florida, Department of Transportation, ("DOT"), exercised its right of eminent domain to `take' title to the hotel property upon which a restaurant operated by the Company as general partner of a limited partnership was located. The restaurant closed at the end of business on March 30, 2002 and is not included in the table of units.

      During the third quarter of fiscal year 2003, the Company, as general partner of the limited partnership, entered into a Sale of Business Agreement for the purchase of an existing restaurant in Pinecrest, Florida, which transaction closed during the first quarter of fiscal year 2004. During the second quarter of fiscal year 2004 and after removing the interior finishes, the Company found numerous, substantial structural deficiencies in the business premises, which must be rectified prior to any renovations being made. Subsequent to the end of the second quarter of fiscal year 2004, the Company, as general partner of the limited partnership and the landlord agreed upon the structural repairs to be made to the business premises and to equally share the cost thereof. The limited partnership still intends to raise funds through a private offering to renovate the restaurant. The Company continues to act as general partner and will also be the owner of up to a thirty three and one-third percent limited partnership interest. It is anticipated that the renovated restaurant will be open for business by the end of the first quarter of fiscal year 2005 and is not included in the table of units.

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

(6) During the third quarter of fiscal year 2003, a limited partnership was formed with the Company as general partner, which limited partnership entered into a lease agreement to own and operate a restaurant in a Howard Johnson's Hotel in Stuart, Florida. During the first quarter of fiscal year 2004, the limited partnership raised funds through a private offering to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The Company continues to act as general partner and also has a twelve percent ownership interest in the limited partnership. The restaurant opened for business on January 11, 2004.

Liquidity and Capital Resources

      Cash Flows

      The following table is a summary of the Company's cash flows for the twenty six weeks of fiscal years 2004 and 2003.

                                                         Twenty Six Weeks Ended
                                                         Mar. 27        Mar. 29
                                                          2004            2003
                                                        -----------------------
                                                             (In Thousands)
Net cash provided by
  operating activities                                  $ 2,176         $ 3,590
Net cash used in
  investing activities                                     (845)         (1,839)
Net cash used in
  financing activities                                      (30)           (700)
                                                        -------         -------

Net Increase  in Cash
and Cash Equivalents                                      1,301           1,051

Cash and Cash Equivalents,  Beginning                     1,587           1,143
                                                        -------         -------

Cash and Cash Equivalents, Ending                       $ 2,888         $ 2,194
                                                        =======         =======

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

Capital Expenditures

      The Company had additions to fixed assets of $1,038,000 during the twenty six weeks ended March 27, 2004 as compared to $1,744,000 for the twenty six weeks ended March 29, 2003 and $ 3,028,000 for the fiscal year ended September 27, 2003. The additions to fixed assets during the twenty six weeks ended March 27, 2004 included the renovations to the business premises of the restaurant in Stuart, Florida; the addition to fixed assets during the twenty six weeks ended March 29, 2003 included the renovations to the restaurant in Weston, Florida; and the addition to fixed assets for the fiscal year ended September 27, 2003 included the renovations to the restaurant in Weston, Florida and the construction of the building in Hollywood, Florida, one half (1/2) of which is used by the Company for the operation of a package liquor store and the other one half (1/2) of which as been subleased by the Company as retail space.

      All of the Company's units require periodic refurbishing in order to remain competitive. During the fiscal year 1992, as cash flow improved, the Company embarked on a refurbishing program which continues through fiscal year 2004. The budget for fiscal year 2004 is $350,000. The Company expects the funds for these improvements to be provided from operations. In addition, during the first quarter of fiscal year 2004, the limited partnership which owns the restaurant in Stuart, Florida completed it private offering, raising the sum of $1,500,000 towards capital expenditures for fiscal year 2004. It is anticipated that a joint venture will require approximately $2,500,000 in capital expenditures, the majority of which will be raised through a private offering by the limited partnership.

Working Capital

      The table below summarizes the current assets, current liabilities, and working capital for the fiscal quarters ended March 27, 2004, and March 29, 2003 and the fiscal year ended September 27, 2003.

                                      Mar. 27,        Mar. 29,      Sept. 27,
         Item                           2004           2003           2003
         ----                          ------         ------         ------
                                                  (In Thousands)
Current Assets                         $6,378         $6,424         $4,958
Current Liabilities                     4,104          3,409          2,865
                                       ------         ------         ------
Working Capital                         2,274          3,015          2,093

      During the fourth quarter of fiscal year 2002, the Company closed on a $456,000 loan from Bank Atlantic, which loan was used to prepay a Company loan. The promissory note earns interest at prime rate per annum and is fully amortized over 19 months with equal monthly payments of principal and interest each in the amount of $19,021, commencing August 3, 2002. The promissory note is unsecured and may be prepaid in whole or in part at any time, without penalty, with any prepayments applying against the payments last due on the promissory note.

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

Results of Operation

                                                Thirteen Weeks Ended
                                          Mar. 27,                Mar. 29,
                                            2004                    2003
                                     Amount     Percent      Amount      Percent
                                    -------------------      -------------------
                                        (In Thousands)           (In Thousands)
Restaurant food sales               $ 7,262       60.68      $ 6,202       58.85
Restaurant bar sales                  1,747       14.60        1,653       15.69
Package goods sales                   2,957       24.72        2,683       25.46
                                    -------      ------      -------      ------

Total sales                         $11,966      100.00      $10,538      100.00

Franchise related revenues              295                      162
Owners fee                               38                       67
Other operating income                    2                       78
                                    -------                  -------

Total Revenue                       $12,301                  $10,845
                                    =======                  =======

                                               Twenty Six Weeks Ended
                                          Mar. 27,                Mar. 29,
                                            2004                    2003
                                     Amount     Percent      Amount      Percent
                                    -------------------      -------------------
                                        (In Thousands)           (In Thousands)
Restaurant food sales                13,235       59.67      $11,134       57.27
Restaurant bar sales                  3,186       14.36        2,945       15.15
Package goods sales                   5,758       25.97        5,363       27.58
                                    -------      ------      -------      ------

Total sales                          22,179      100.00      $19,442      100.00

Franchise related revenues              614                      400
Owners fee                               92                      135
Other operating income                   43                      165
                                    -------                  -------
Total Revenue                       $22,928                  $20,142
                                    =======                  =======

      Total revenues increased by 13.43% and 13.83% for the thirteen weeks and twenty six weeks of fiscal year 2004, respectively, as compared to the total revenues for the thirteen weeks and twenty six weeks of fiscal year 2003. The increase for the thirteen weeks was primarily due to the restaurant in Stuart, Florida being open for substantially the entire fiscal quarter and the package goods store in Hollywood, Florida being open for the entire fiscal quarter. In addition, the increase in total revenue for the twenty six weeks was also primarily due to the restaurant in Weston, Florida being open for the first quarter of fiscal 2004 and the opening of the package goods store in Hollywood, Florida on November 17, 2003. Total revenues should continue to increase due to the operation of the restaurant in Stuart, Florida and the package goods store in Hollywood, Florida through the remainder of fiscal year 2004.

      Restaurant food sales represented 60.68% and 59.67% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2004, respectively, as compared to 58.85% and 57.27% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2003 respectively. The weekly average of same store restaurant food sales were $396,675 and $397,962 for the twenty six weeks, ended March 27, 2004 and March 29, 2003, respectively, a decrease of less than 1.0%. The weekly average of same store restaurant food sales were $423,674 and $417,338 for the thirteen weeks ended March 27, 2004 and March 29, 2003, respectively, an increase of 1.5%. The increase for the thirteen weeks was primarily due to the restaurant in Stuart, Florida being open for substantially the entire fiscal quarter. In addition, the increase in restaurant food sales for the twenty six weeks was also primarily due to the restaurant in Weston, Florida being open for the entire first quarter of fiscal 2004. Restaurant food sales should continue to increase due to the operation of the restaurant in Stuart, Florida.

      Restaurant bar sales represented 14.60% and 14.36% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2004, respectively, as compared to 15.69% and 15.15% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2003, respectively. The weekly average of same store restaurant bar sales were $96,176 and $104,436 for the twenty six weeks ended March 27, 2004 and March 29, 2003, respectively, a decrease of 7.9%. The weekly average of same store restaurant bar sales were $100,079 and $ 109,979 for the thirteen weeks ended March 27, 2004 and March 29, 2003 respectively, a decrease of 9.0%. The increase in restaurant bar sales for the thirteen weeks was primarily due to the restaurant in Stuart, Florida being open for practically the entire fiscal quarter. In addition, the increase in restaurant bar sales for the twenty six weeks was also primarily due to the restaurant in Weston, Florida being open for the entire first quarter of fiscal 2004. The decrease in the weekly average of same store restaurant bar sales is expected to continue as the Company's perception as a family restaurant continues to grow.

      Package goods sales represented 24.72% and 25.97% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2004, respectively, as compared to 25.46% and 27.58% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2003, respectively. The weekly average of same store package goods sales were $198,336 and $192,057 for the twenty six weeks ended March 27, 2004 and March 29, 2003, respectively, an increase of 3.3%. The weekly average of same store package good sales were $194,245 and $188,602 for the thirteen weeks ended March 29, 2002 and March 30, 2002 respectively, an increase of 3.0%. Package good sales are expected to continue increasing through the remainder of fiscal year 2004 due to the opening of the new package goods store in Hollywood, Florida and the continued increase in the weekly average of same store package sales.

      The gross profit margin for restaurant sales was 65.95% and 65.92% for the thirteen weeks ended March 27, 2004 and March 29, 2003, respectively. The gross profit margin for the restaurant sales was 64.98% and 65.82% for the twenty six weeks ended March 27, 2004 and March 29, 2003, respectively. The gross profit margin for restaurant and bar sales were adversely effected by higher food costs during the second quarter of fiscal year 2004 and it is anticipated that the gross profit for restaurant and bar sales will continue to be adversely affected by higher food costs through the remainder of fiscal year 2004. The Company has taken steps to offset higher food costs with higher menu prices, where competitively. Possible, and will continue to do so through the remainder of fiscal year 2004.

      The gross profit margin for package goods stores was 28.3% and 24.2% for the thirteen weeks ended March 27, 2004 and March 29, 2003, respectively. The gross profit margin for package good sales was 28.2% and 25.7% for the twenty six weeks ended March 27, 2004 and March 29, 2003, respectively. The gross profit margin for package goods sales is expected to remain constant through the remainder of fiscal year 2004.

      Franchise related revenues, which includes but is not limited to rental income and franchise-related income such as franchise royalties, bookkeeping and accounting fees and reimbursement of attorney's fees, were $295,000 and $162,000 for the thirteen weeks ended March 27, 2004 and March 29, 2003 respectively, a increase of 82.1%. Franchise related revenues were $614,000 and $400,000 for the twenty six weeks ended March 27, 2004 and March 29, 2003 respectively, an increase of 53.5%. The increase in franchise related revenues was due primarily to the restaurant in Weston, Florida having been open for the entire twenty six weeks; the restaurant in Stuart, Florida having been open for substantially the entire thirteen weeks; and the overall increase in business by the franchises and limited partnerships.

Operating Costs and Expenses

      Operating costs and expenses were $ 11,919,000 and $10,139,000 for the thirteen weeks ended March 27, 2004 and March 29, 2003 respectively, an increase of 17.5%. Operating costs and expenses were $22,194,000 and $18,601,000 for the twenty six weeks ended March 27, 2004 and March 29, 2003, a increase of 19.3%. The increase for the thirteen weeks was primarily due to the restaurant in Stuart, Florida being open for substantially the entire fiscal quarter and the package goods store in Hollywood, Florida being open for the entire fiscal quarter. In addition, the increase in operating costs and expenses for the twenty six weeks was also primarily due to the restaurant in Weston, Florida being open for the first quarter of fiscal year 2004 and the package goods store in Hollywood, Florida being open for one-half (1/2) of the first quarter of fiscal year 2004. Total operating costs and expenses are expected to continue increasing through the remainder of fiscal year 2004 due to the operation of the restaurant in Stuart, Florida and the package goods store in Hollywood, Florida and a general increase in overall operating costs and expenses, including but not limited to food costs.

      Payroll and related costs were $3,443,000 and $2,888,000 for the thirteen weeks ended March 27, 2004 and March 29, 2003 respectively, an increase of 19.2%. Payroll and related costs were $6,274,000 and $5,457,000 for the twenty six weeks ended March 27, 2004 and March 29, 2003, respectively, an increase of 15.0%. The increase is accounted for by the operation of the restaurant in Stuart, Florida since January 11, 2004; the operation of the restaurant in Weston, Florida for the entire twenty six weeks; and the operation of the new package goods store in Hollywood, Florida since November 17, 2003. Payroll and related costs will continue to increase through the remainder of fiscal year 2004 with the operation of the restaurant in Stuart, Florida and the package goods store in Hollywood, Florida.

      Occupancy costs which include rent, common area maintenance, repairs and taxes were $716,000 and $545,000 for the thirteen weeks ended March 27, 2004 and March 29, 2003 respectively, a increase of 31.38%. Occupancy costs were $1,303,000 and $975,000 for the twenty six weeks ended March 27, 2004 and March 29, 2003, respectively, an increase of 33.64%. The increase is accounted for by the payment of rent for the restaurant in Stuart, Florida and the full payment of rent for the restaurant in Weston, Florida for the entire twenty six weeks, when compared to the payment of partial rent for the restaurant in Weston, Florida during the fiscal quarter ending December 28,, 2002, and the payment of rent for the restaurant in Pinecrest, Florida during the second quarter of fiscal year 2004. Occupancy costs will continue to increase through the remainder of fiscal year 2004 with the payment of rent for the restaurants in Stuart, Florida and Pinecrest, Florida.

      Selling, general and administrative expenses were $2,481,000 and $1,995,000 for the thirteen weeks ended March 27, 2004 and March 29, 2003, respectively, an increase of 24.16%. Selling, general and administrative expenses were $4,732,000 and $3,370,000 For the twenty six weeks ended March 27, 2004 and March 29, 2003 respectively, an increase of 40.42%. The increase in selling, general and administrative expense is accounted for by the operation of the restaurant in Weston, Florida for the entire twenty six weeks and the operation of the restaurant in Stuart, Florida since January 11, 2004; expenses associated with the restaurant in Pinecrest, Florida; the operation of the package goods store in Hollywood, Florida since November 17, 2003; higher insurance costs and an overall increase in expenses generally. In the thirteen weeks ended March 27, 2004, the Company made a change in the estimate used to allocate insurance expense which resulted in an additional charge to corporate and joint venture insurance costs of approximately $180,000 with a corresponding reduction in the allocation to franchises.

Trends

      During the next twelve months management expects continued increases in restaurant sales, due primarily to the opening of the restaurant in Stuart, Florida, the anticipated opening of the restaurant in Pinecrest, Florida and continued increases in same store restaurant sales. Package good sales are also expected to increase due primarily to the opening of a new package goods store in Hollywood, Florida and increases in same store package goods sales. At the same time, management also expects higher food costs, especially the cost of ribs, and overall expenses to increase generally. The Company has already raised some of its menu prices to offset higher food costs and will continue to do so wherever competitively possible.

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

      In fiscal 2004, management reviewed the estimated useful lives for leasehold improvements and recorded an adjustment which was not significant.

DEFERRED TAX ASSETS

      Deferred tax assets result primarily from timing differences relating to depreciation and tip credits. The calculations are reviewed periodically by management and the estimates are adjusted as the assumptions or conditions indicate.

CONSOLIDATION

      At March 27, 2004, the Company operates 5 restaurants as general partner for the limited partnership that owns the operations of these restaurants. The Company refers to these entities as joint ventures or limited partnerships. Additionally, the Company expects that any expansion which takes place in opening new restaurants will also result in the Company operating the restaurants as general partner. In addition to the general partnership interest, the Company also purchases limited partnership units ranging from 12% to 42% of the total units outstanding. As a result of these controlling interests, the Company consolidates the operations of these limited partnerships with those of the Company despite the fact the Company does not own in excess of 50% of the equity interests. All intercompany transactions are eliminated in consolidation. The minority interests in the earnings of these joint ventures are removed from net income and are not included in the calculation of earnings per share.

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

      At March 27, 2004, the Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have a negative effect on the Company's earnings. In addition, the Company incurs interest charges on debt at variable rates, which to the extent the Company has not entered into interest rate swap agreements to hedge this risk, could negatively impact the Company's earnings. There is no assurance that interest rates will increase or decrease over the next fiscal year.

      The Company has two debt arrangements which have variable interest rates. For one of these instruments, which is a mortgage note, the Company has entered into an interest rate swap agreement to hedge the interest rate risk. The other debt instrument has an outstanding principal balance at March 27, 2004 of $76,084. Even if interest rates increased by 10%, results of operations would be reduced by less than $1,000, an amount management considers immaterial.

CONTROLS AND PROCEDURES

      We maintain controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Ace"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission ("SEC") rules and forms, and (2) that this information is accumulated and communicated to our management including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

      In March 2004, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

      In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our March 2004 evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

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

                                     FLANIGAN'S ENTERPRISES, INC.


                                     -------------------------------------------
                                     JOSEPH G. FLANIGAN, Chief Executive Officer

Date 5/11/04


                                     ------------------------------------------
                                     JEFFREY D. KASTNER, Chief Financial Officer

Date 5/11/04