Form 10-Q
period 2004-06-30
FLANIGANS ENTERPRISES INC
filed 2004-08-09
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended             June  26, 2004
                     -----------------------------------------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE OF 1934


For the transition period from                  to
                               -----------------   ------------------


Commission File Number                      I-6836
                       ---------------------------------------------------


                          Flanigan's Enterprises, Inc.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                       59-0877638
    -----------------                                 --------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


5059 N.E. 18th Avenue, Fort Lauderdale, Florida                33334
-----------------------------------------------          -----------------
   (Address of principal executive offices )                (Zip Code)


Registrant's telephone number, including area code,    (954)-377-1961
                                                       ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been the subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuers classes of Common Stock as of the latest practicable date 1,916,825 as of August 9, 2004.

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q
                                JUNE  26, 2004


PART  I.    FINANCIAL INFORMATION

      1.    UNAUDITED CONDENSED FINANCIAL STATEMENTS

            Consolidated Summary of Earnings -- For the Thirteen and Thirty Nine Weeks ended June 26, 2004 and June 28, 2003.

            Consolidated Balance Sheets -- As of June 26, 2004 and September 27, 2003.

            Consolidated Statements of Cash Flows for the Thirty Nine Weeks ended June 26, 2004 and June 28, 2003.

            Notes to Unaudited Condensed Consolidated Financial Statements


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


      4.    CONTROLS AND PROCEDURES


PART II.    OTHER INFORMATION AND SIGNATURES

      6.    Exhibits and Reports on Form 8-K
            (a) Exhibits
            (b) Reports on Form 8-K

                         FLANIGAN'S ENTERPRISES, INC.
                  UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                    (In Thousands Except Per Share Amounts)



                                         Thirteen  Weeks          Thirty Nine Weeks
                                              Ended                    Ended

                                        June 26    June 28       June 26        June 28
                                         2004       2003          2004           2003
                                       --------   --------      --------       --------
REVENUES:
Restaurant food sales                  $  6,975   $  6,221      $ 20,210       $ 17,355
Restaurant bar sales                      1,541      1,650         4,727          4,594
Package good sales                        2,499      2,279         8,257          7,642
Franchise related revenues                  230        263           753            663
Owner's fee                                  37         60           129            195
Other operating income                       53         52            96            217
                                       --------   --------      --------       --------
                                       $ 11,335   $ 10,525      $ 34,172       $ 30,666
                                       --------   --------      --------       --------
COSTS AND EXPENSES:
Cost of merchandise sold:
  Restaurant and lounges                  3,167      2,687         8,862          7,454
  Package goods                           1,810      1,636         6,000          5,622
Payroll and related costs                 3,018      3,056         9,292          8,513
Occupancy costs                             725        548         2,028          1,523
Selling, general and
   administrative expenses                2,478      2,231         7,119          5,601
                                       --------   --------      --------       --------
                                         11,198     10,158        33,301         28,712
                                       --------   --------      --------       --------
Income from operations                      137        367           871          1,954
                                       --------   --------      --------       --------
OTHER INCOME (EXPENSE):
Interest expense                            (30)       (33)          (91)          (107)
Minority interest in earnings of
consolidated joint                         (145)      (121)         (244)          (585)
Interest  income                              7         10            38             29
Joint venture income                          5         (2)            9             20
Other                                        35        (33)           53             41
                                       --------   --------      --------       --------
                                           (128)      (179)         (235)          (602)
Income before Provision  for
Income Taxes                                  9        188           636          1,352

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED SUMMARY OF EARNINGS
                    (In Thousands Except Per Share Amounts)

                                  (Continued)


                                     Thirteen Weeks          Thirty Nine Weeks
                                          Ended                    Ended

                                  June 26,    June 28,     June 26,     June 28,
                                    2004       2003          2004         2003
                                 --------     --------     --------     -------
PROVISION FOR INCOME TAXES         $ 2        $  46        $ 146       $   314
                                   ---        -----        -----       -------
      Net Income                   $ 7        $ 142        $ 490       $ 1,038
                                   ===        =====        =====       =======


                                       For The Thirteen Weeks Ended
                              June 26, 2004                  June 28, 2003
                      Numerator  Denominator  EPS     Numerator    Denominator  EPS
                      ---------  -----------  -----   ---------    -----------  -----
Basic EPS             $ 7,000    1,925,526    $ .00   $ 142,000    1,926,470    $ .07
Effective/dilutive
Stock Options                       32,203                            40,364
                      -------    ---------    -----   ---------    ---------    -----
 Diluted EPS          $ 7,000    1,957,729    $ .00   $ 142,000    1,966,806    $ .07
                      -------    ---------    -----   ---------    ---------    -----

                                       For The Thirty Nine Weeks Ended
                             June 26, 2004                        June 28, 2003
                     Numerator    Denominator    EPS     Numerator      Denominator     EPS
                     ----------   -----------   -----   -----------     -----------    -----
Basic  EPS           $ 490,000    1,926,630     $.25    $ 1,038,000     1,926,470      $ .54

Effective/dilutive
Stock Options                        32,656                                34,334
                     ---------    ---------     -----   -----------     ---------      -----
Diluted EPS          $ 490,000    1,959,286     $.25    $ 1,038,000     1,960,804      $ .53


The accompanying notes to consolidated financial statements are an integral part of these statements.

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

               JUNE 26, 2004 (UNAUDITED) AND SEPTEMBER 27, 2003

                                    ASSETS

                                      JUNE 26        SEPTEMBER 27
                                       2004             2003
                                     ---------       ------------
Current Assets:
Cash and cash equivalents             $  2,656       $  1,587
Investments:
   Certificate of deposit                   --            354
   Marketable securities                   370            185
Notes and mortgages receivable,
   current maturities, net                  22             23
Due from franchisees                        61             16
Other receivables                          195            361
Inventories                              1,770          1,362
Refundable deposit, major supplier          --             77
Prepaid expenses                           814            718
Prepaid income taxes                       149            163
Deferred tax asset                         112            112
                                      --------       --------
       Total Current Assets              6,149          4,958
                                      --------       --------
Property and Equipment                  12,959         12,413
                                      --------       --------

Investments in Joint Ventures              132            320
                                      --------       --------
Other Assets:
  Liquor licenses, net                     309            347
  Notes and mortgages receivable, net      135            149
  Deferred tax asset                       208            208
  Other                                    333            338
                                      --------       --------
       Total Other Assets                  985          1,042
                                      --------       --------
       Total Assets                   $ 20,225       $ 18,733
                                      ========       ========

                 FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

               JUNE  26, 2004 (UNAUDITED) AND SEPTEMBER 27, 2003

                     LIABILITIES AND STOCKHOLDER'S EQUITY

                                                       JUNE 26,   SEPTEMBER 27,
                                                        2004          2003
                                                      --------    -------------
Current Liabilities:
  Accounts payable and accrued expenses               $  3,194    $  2,108
  Due to franchisees                                       451         409
 Current portion of long term debt                          52         278
   Deferred  revenues                                       72          70
                                                      --------    --------
     Total Current Liabilities                           3,769       2,865
                                                      --------    --------
Long Term Debt, Net of Current Maturities                1,304       1,314
                                                      --------    --------
Minority Interest in Equity of
Consolidated Joint Ventures                              5,002       4,203
                                                      --------    --------
Commitments, Contingencies and Other Matters
Stockholder's Equity:
  Common stock, $.10 par value; 5,000,000 shares
  authorized;   4,197,642 shares issued                    420         420
  Capital in excess of par value                         6,103       6,103
  Retained earnings                                      9,024       9,115
  Accumulated other comprehensive income                    39          26
  Treasury stock, at cost, 2,287,347 and
       2,271,172 shares                                 (5,436)     (5,313)
                                                      --------    --------
   Total stockholders' equity                           10,150      10,351
                                                      --------    --------
   Total liabilities and stockholders' equity         $ 20,225    $ 18,733
                                                      ========    ========


                   See notes to consolidated finanicial statements

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE THIRTY NINE WEEKS ENDED JUNE 26, 2004 AND JUNE 28, 2003
                                (In Thousands)

                                                      JUNE 26         JUNE 28
                                                       2004            2003
                                                     -------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES :
     Net income                                      $   490          $ 1,038
     Adjustments to reconcile net income
     to net cash and cash equivalents provided
     by operating activities:
         Depreciation and amortization                 1,059              945
         Minority interest in earnings of
            consolidated joint venture                   244              585
            Recognition of deferred income
              other deferred income                        2               (3)
            Joint venture income                          --              (20)

     Changes in assets and liabilities :
       (Increase)  decrease in:
           Due from franchises                           143             (109)
           Other receivables                             166              (70)
           Inventories                                  (408)            (161)
           Prepaid expenses                              (82)            (591)
           Refundable deposit, major supplier             77             (126)
           Other assets                                    5              282
     Increase (decrease) in:
          Accounts payable and accrued expenses        1,086            1,450
          Due to franchises                               42              148
                                                     -------          -------
          Net cash, and cash equivalents
           provided by operating activities            2,824            3,368
                                                     -------          -------

                                  (continued)

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE THIRTY NINE WEEKS ENDED JUNE 26, 2004 AND JUNE 28, 2003
                                (In Thousands)

                                                             JUNE 26          JUNE 28
                                                              2004             2003
                                                           ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Collections on notes and mortgages
      receivable                                                15               43
      Purchase of property and equipment                    (1,567)          (1,790)
      Proceeds from certificate of deposit redemption          354               --
      Investment in marketable securities                     (172)            (149)
      Distributions from unconsolidated joint ventures          --               13
                                                           -------          -------
            Net Cash and cash equivalents
              used in investing activities                  (1,370)          (1,883)
                                                           -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long term debt                               (236)            (248)
     Dividends paid                                           (581)            (520)
     Purchase of treasury stock                               (123)              -
     Distribution to joint venture
            minority partners                                 (770)            (709)
     Proceeds from joint venture interest                    1,325            1,148
                                                           -------          -------
            Net cash and cash equivalents
             used in financing  activities                    (385)            (329)
                                                           -------          -------
NET INCREASE  IN CASH AND CASH EQUIVALENTS                   1,069            1,156

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               1,587            1,143
                                                           -------          -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 2,656          $ 2,299
                                                           =======          =======

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 26, 2004

(1)   BASIS OF PRESENTATION:

      The financial information for the periods ended June 26, 2004, and June 28, 2003 are unaudited. Financial information as of September 27, 2003 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10- K for the year ended September 27, 2003. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

      Beginning with the limited partnership which owns the restaurant in Kendall, Florida and for all limited partnerships formed subsequent thereto for the purpose of owning and operating a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark, a standard financial arrangement has been used in each limited partnership agreement. Under this financial arrangement, until the limited partnership has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant, the limited partnership receives an aggregate sum equal to 25% of the initial investment of all limited partners first each year, with any additional net profit divided equally between the Company, as manager of the restaurant, and the limited partnership. Once the limited partnership has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant, the net profit is divided equally between the Company, as manager of the restaurant, and the limited partnership. As of June 26, 2004, only the limited partnership which owns the restaurant in Kendall, Florida has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant and the Company receives one-half of the net profit as manager of the restaurant. The Company plans to continue forming limited partnerships to raise funds to own and operate restaurants under the "Flanigan's Seafood Bar and Grill" servicemark using the same financial arrangement.

      Miami, Florida

      The Company operated a restaurant in Miami, Florida under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a limited partnership agreement through the end of the second quarter of fiscal year 2002. The Company acts as the general partner and owned a fifty percent limited partnership interest. The State of Florida, Department of Transportation, ("DOT"), exercised its right of eminent domain to 'take' the hotel property upon which this restaurant was located. During fiscal year 2002, the Company, as general partner of the limited partnership, settled its apportionment claim against the hotel owner for $700,000, which settlement resulted in a gain from disposition of approximately $459,000 to the Company during the fiscal year ended September 28, 2002. During fiscal year 2003, the limited partnership settled all claims for additional compensation from the DOT for $27,000 and during the third quarter of fiscal year 2004 received a final payment from the DOT for $10,000 as reimbursement of expenses incurred by the limited partnership during the eminent domain proceedings. The additional compensation and reimbursement of expenses from the DOT belong solely to the Company. The unrelated joint venture partner received $350,000 in full settlement of its interest and the Company controls 100% of the partnership as of June 26, 2004.

      During the third quarter of fiscal year 2003, the Company, as general partner of the limited partnership, entered into a Sale of Business Agreement for the purchase of an existing restaurant in Pinecrest, Florida, which transaction closed during the first quarter of fiscal year 2004. The purchase price of approximately $340,000 related to the acquisition of a below market lease and will therefore be recognized as additional lease expense over the remaining life of the lease once operation of the restaurant commences. As of June 26, 2004, the $340,000 is included in the accompanying balance sheet in other assets. The Company agreed to unconditionally guaranty the lease for the business premises in order to procure the consent of the landlord to the assignment of the lease. During the second quarter of fiscal year 2004 and after removing the interior finishes in anticipation of completing its building plans for the renovation of the business premises, the Company found numerous, substantial structural deficiencies which must be rectified prior to any renovations being made. During the third quarter of fiscal year 2004, the Company, as general partner of the limited partnership, and the landlord agreed upon the structural repairs required and to equally share the cost thereof in order to minimize further delay to the renovation of the business premises. The structural repairs should be completed during the fourth quarter of fiscal year 2004, with the limited partnership's share of the same estimated to be $50,000. The limited partnership still intends to raise funds through a private offering to renovate the restaurant once the renovation costs have been determined. The Company continues to act as general partner and will also be the owner of up to a thirty three and one-third percent limited partnership interest. It is anticipated that the renovated restaurant will be open for business by the start of the second quarter of fiscal year 2005.

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

      Wellington, Florida

      Immediately subsequent to the end of the third quarter of fiscal year 2004, a limited partnership was formed with the Company as general partner, which limited partnership entered into a lease agreement to own and operate a restaurant in Wellington, Florida under the "Flanigan's Seafood Bar and Grill" servicemark. During the fourth quarter of fiscal year 2004, the limited partnership will begin its private offering to raise the sum of $1,700,000 to renovate the business premises. The Company will continue to act as general partner and will also be the owner of at least a ten percent limited partnership interest, as will other related parties, including but not limited to officers and directors of the Company and their families. It is anticipated the that the renovated restaurant will open for business by the start of the second quarter of fiscal year 2005.

(6)   INCOME TAXES:

            Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards and tax credits to the extent that realization of said tax benefits is more likely than not. The deferred tax asset was $ 320,000 as of June 26, 2004 and as of September 27, 2003.

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

      During fiscal year 2003, the Company was served with a complaint alleging violations of the ADA at one of its locations. The Company corrected all violations noted in the complaint and settled the lawsuit during the third quarter of fiscal year 2004, including reimbursement of reasonable attorney's and costs.

      During fiscal year 2003, the Company, as general partner of one of its limited partnerships, and one of its franchisees, received notifications alleging their failure to complete correcting ADA violations pursuant to their
respective settlement agreements from previous lawsuits alleging   ADA
violations. The Company, as general partner of the limited partnership, and the franchisee corrected any uncorrected ADA violations and during the third quarter of fiscal year 2004, settled the claims for reimbursement of reasonable attorney's fees and costs.

(8)   INVESTMENTS:

      Investments in equity securities that have readily determinable fair values are classified and accounted for as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income. Realized gains and losses are calculated based on the specific identification method and recorded in "other income" on the income statement. At June 26, 2004, the fair market value was $370,000, which exceeded a cost of $331,000 and resulted in an unrealized gain of $39,000.

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


II MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

      The Company owns and/or operates full service restaurants, package liquor stores and an entertainment oriented club (collectively the "units"). At June 26, 2004, the Company operated 18 units and had equity interests in seven units which have been franchised by the Company. The table below sets out the changes, if any, in the type and number of units being operated.

                                  June 26,     Sept. 27    June 28,    Note
Types of Units                     2004         2003        2003      Number
--------------                    ------       ------      ------     ------
Company owned:
   Combination package
   and restaurant                  4            4           4
   Restaurant only                 2            2           2
   Package store only              5            4           4         (2)(3)

Company Managed
   Restaurants Only:
     Limited Partnerships          5            4           4         (4)(5)(6)(7)
      Franchise                    1            1           1
Company Owned Club:                1            1           1

Total Company
Owned/Operated Units              18           16          16

Franchised Units                   7            7           7         (1)


Notes:

   (1) Since the fourth quarter of 1999, the Company has managed a restaurant for a franchisee. The franchised restaurant is included in the table of units as a restaurant operated by the Company and the franchise is also included as a unit franchised by the Company and in which the Company has an interest.

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

   (3) During the second quarter of fiscal year 2001, the Company completed renovations to its new corporate offices and relocated to the same. The new corporate offices consist of a two (2) story building, with space set aside on the ground floor for a package liquor store. The Company filed an application for its building permits during the third quarter of fiscal year 2002, but is still involved in litigation with the adjacent shopping center over the Company's right to non-exclusive parking in the shopping center. A decision on moving forward with the construction of the package liquor store has been postponed until the litigation is concluded. This package liquor store is not included in the table of units.

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

      During the third quarter of fiscal year 2003, the Company, as general partner of the limited partnership, entered into a Sale of Business Agreement for the purchase of an existing restaurant in Pinecrest, Florida, which transaction closed during the first quarter of fiscal year 2004. During the second quarter of fiscal year 2004 and after removing the interior finishes, the Company found numerous, substantial structural deficiencies in the business premises, which must be rectified prior to any renovations being made. During the third quarter of fiscal year
      2004, the Company, as general partner of the limited partnership and the landlord agreed upon the structural repairs to be made to the business premises and to equally share the cost thereof. The structural repairs should be completed during the fourth quarter of fiscal year 2004. The limited partnership still intends to raise funds through a private offering to renovate the restaurant. The Company continues to act as general partner and will also be the owner of up to a thirty three and one-third percent limited partnership interest. It is anticipated that the renovated restaurant will be open for business by the start of the second quarter of fiscal year 2005 and is not included in the table of units.

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

   (7) Immediately subsequent to the end of the third quarter of fiscal year 2004, the Company, as general partner of a limited partnership, entered into a lease agreement to own and operate a restaurant in Wellington, Florida under the "Flanigan's Seafood Bar and Grill" servicemark. During the fourth quarter of fiscal year 2004, the limited partnership will begin its private offering to raise the sum of $1,700,000 to renovate the business premises. The Company will continue to act as general partner and will also be the owner of at least a ten percent limited partnership interest. It is anticipated that the renovated restaurant will be open for business by the second quarter of fiscal year 2005 and is not included in the table of units.


Liquidity and Capital Resources

      Cash Flows

      The following table is a summary of the Company's cash flows for the thirty nine weeks of fiscal years 2004 and 2003.

                                             Thirty Nine  Weeks Ended
                                              June 26,       June 28,
                                               2004            2003
                                           ----------      -----------
                                                  (In Thousands)
Net cash provided by
  operating activities                      $  2,824       $  3,368
Net cash used in
  investing activities                        (1,370)        (1,883)
Net cash used in
  financing activities                          (385)          (329)
                                            --------       --------
Net Increase in Cash
  and Cash Equivalents                         1,069          1,156

Cash and Cash Equivalents, Beginning           1,587          1,143
                                            --------       --------
Cash and Cash Equivalents, Ending           $  2,656       $  2,299
                                            ========       ========

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

Capital Expenditures

      The Company had additions to fixed assets of $ 1,567,000 during the thirty nine weeks ended June 26, 2004 as compared to $1,790,000 for the thirty nine weeks ended June 28, 2003 and $ 3,028,000 for the fiscal year ended September 27, 2003. The additions to fixed assets during the thirty nine weeks ended June 26, 2004 included the renovations to the business premises of the restaurant in Stuart, Florida; the addition to fixed assets during the thirty nine weeks ended June 28, 2003 included the renovations to the restaurant in Weston, Florida; and the addition to fixed assets for the fiscal year ended September 27, 2003 included the renovations to the restaurant in Weston, Florida and the construction of the building in Hollywood, Florida, one half (1/2) of which is used by the Company for the operation of a package liquor store and the other one half (1/2) of which as been subleased by the Company as retail space.

      All of the Company's units require periodic refurbishing in order to remain competitive. The Company maintains a refurbishing program for which the budget for fiscal year 2004 is $350,000. The Company expects the funds for these improvements to be provided from operations. In addition, during the first quarter of fiscal year 2004, the limited partnership which owns the restaurant in Stuart, Florida completed its private offering, raising the sum of $1,500,000 towards capital expenditures for fiscal year 2004. It is anticipated that two (2) new joint ventures in Pinecrest, Florida and Wellington, Florida will require approximately $2,500,000 and $1,700,000 in capital expenditures respectively, the majority of which will be raised through private offerings by the limited partnerships.

Working Capital

      The table below summarizes the current assets, current liabilities, and working capital for the fiscal quarters ended June 26, 2004, and June 28, 2003 and the fiscal year ended September 27, 2003.

                                    June 26,     June 28,    Sept. 27,
      Item                           2004          2003         2003
      ----                          -------      -------      -------
                                         (In Thousands)
Current Assets                      $ 6,149      $ 7,711      $ 4,958
Current Liabilities                   3,769        3,884        2,865
                                    -------      -------      -------
Working Capital                       2,380        3,827        2,093

      During the fourth quarter of fiscal year 2002, the Company closed on a $456,000 loan from Bank Atlantic, which loan was used to prepay a Company loan. The promissory note earns interest at prime rate per annum and is fully amortized over 24 months with equal monthly payments of principal and interest each in the amount of $19,021, commencing August 3, 2002. The promissory note is unsecured and may be prepaid in whole or in part at any time, without penalty, with any prepayments applying against the payments last due on the promissory note. At the start of the fourth quarter of fiscal year 2004, the promissory note was paid in full.

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

Results of Operation

                                               Thirteen Weeks Ended
                                          June 26,              June 28,
                                           2004                   2003
                                   Amount      Percent     Amount      Percent
                                  --------     --------   --------    ---------
                                     (In Thousands)          (In Thousands)
Restaurant food sales             $  6,975     63.32      $  6,221     61.29
Restaurant bar sales                 1,541     13.99         1,650     16.26
Package goods sales                  2,499     22.69         2,279     22.45
                                  --------    ------      --------    ------
Total sales                       $ 11,015    100.00      $ 10,150    100.00

Franchise related revenues             230                     263
Owners fee                              37                      60
Other operating income                  53                      52
                                  --------                --------
Total Revenue                     $ 11,335                $ 10,525
                                  ========                ========

                                             Thirty Nine Weeks Ended
                                          June 26,                 June 28,
                                           2004                      2003
                                   Amount        Percent      Amount      Percent
                                  --------      ---------    --------     --------
                                       (In Thousands)           (In Thousands)
Restaurant food sales             $ 20,210       60.88       $ 17,355      58.65
Restaurant bar sales                 4,727       14.24          4,594      15.53
Package goods sales                  8,257       24.88          7,642      25.82
                                  --------      ------       --------     ------
Total sales                         33,194      100.00       $ 29,591     100.00

Franchise related revenues             753                        663
Owners fee                             129                        195
Other operating income                  96                        217
                                  --------                   --------
Total Revenue                     $ 34,172                   $ 30,666
                                  ========                   ========

      As the Company opens new joint venture restaurants on a more regular basis, the Company's income from operations will be effected by the higher costs associated with the opening of the same. To insure that a new restaurant opens with the high quality of service for which the Company is known, the Company has a select group of employees, known as "new restaurant openers", who travel to new restaurants for that purpose. "New restaurant openers" may spend up to 90 days at a new restaurant. During the thirty nine weeks ended June 26, 2004, the joint venture restaurant in Stuart, Florida reported a loss of $300,000 and the joint venture restaurant in Pinecrest, Florida, which is only undergoing renovations at this time, has already reported a loss of $167,000 thus contributing to the reduction in operating income for the thirty nine weeks ended June 26, 2004, when compared to the thirty nine weeks ended June 28, 2003.

      Total revenues increased by 7.70% and 11.43% for the thirteen weeks and thirty nine weeks of fiscal year 2004, respectively, as compared to the total revenues for the thirteen weeks and thirty nine weeks of fiscal year 2003. The increase for the thirteen weeks was primarily due to the restaurant in Stuart, Florida and the package goods store in Hollywood, Florida being open for the entire fiscal quarter. In addition to the above explanation, the increase in total revenue for the thirty nine weeks was also primarily due to the restaurant in Weston, Florida being open for the first quarter of fiscal 2004 and the opening of the package goods store in Hollywood, Florida on November 17, 2003. Total revenues should continue to increase due to the operation of the restaurant in Stuart, Florida and the package goods store in Hollywood, Florida through the remainder of fiscal year 2004.

      Restaurant food sales represented 63.32% and 60.88% of total sales in the thirteen weeks and thirty nine weeks of fiscal year 2004, respectively, as compared to 61.29% and 58.65% of total sales in the thirteen weeks and thirty nine weeks of fiscal year 2003 respectively. The weekly average of same store restaurant food sales were $425,807 and $403,675 for the thirty nine weeks, ended June 26, 2004 and June 28, 2003, respectively, an increase of 5.49%. The weekly average of same store restaurant food sales were $442,997 and $406,096 for the thirteen weeks ended June 26, 2004 and June 28, 2003, respectively, an increase than 9.09%. The increase for the thirteen weeks was primarily due to the restaurant in Stuart, Florida being open for the entire fiscal quarter. In addition to the above explanation, the increase in restaurant food sales for the thirty nine weeks was also primarily due to the restaurant in Weston, Florida being open for the entire first quarter of fiscal 2004. Restaurant food sales should continue to increase due to the operation of the restaurant in Stuart, Florida through the remainder of fiscal year 2004.

      Restaurant bar sales represented 13.99% and 14.24% of total sales in the thirteen weeks and thirty nine weeks of fiscal year 2004, respectively, as compared to 16.26% and 15.53% of total sales in the thirteen weeks and thirty
nine weeks of fiscal year 2003, respectively.    The weekly average of same
store restaurant bar sales were $99,024 and $104,333 for the thirty nine weeks ended June 26, 2004 and June 28, 2003, respectively, a decrease of 5.10%. The weekly average of same store restaurant bar sales were $97,532 and $105,295 for the thirteen weeks ended June 26, 2004 and June 28, 2003 respectively, a decrease of 7.40%. The increase in restaurant bar sales for the thirteen weeks was primarily due to the restaurant in Stuart, Florida being open for the entire fiscal quarter. In addition to the above explanation, the increase in restaurant bar sales for the thirty nine weeks was also primarily due to the restaurant in Weston, Florida being open for he entire first quarter of fiscal 2004. The decrease in the weekly average of same store restaurant bar sales is expected to continue as the Company's perception as a family restaurant continues to grow.

      Package goods sales represented 22.69% and 24.88% of total sales in the thirteen weeks and thirty nine weeks of fiscal year 2004, respectively, as compared to 22.45% and 25.82% of total sales in the thirteen weeks and thirty nine weeks of fiscal year 2003, respectively. The weekly average of same store package goods sales were $187,172 and $184,769 for the thirty nine weeks ended June 26, 2004 and June 28, 2003, respectively, an increase of 1.30%. The weekly average of same store package good sales were $164,846 and $164,357 for the thirteen weeks ended June 26, 2004 and June 28, 2003 respectively, an increase of less than 1.00%. Package good sales are expected to continue increasing through the remainder of fiscal year 2004 due to the opening of the new package goods store in Hollywood, Florida and the continued increase in the weekly average of same store package sales.

      The gross profit margin for restaurant sales was 62.81% and 65.87% for the thirteen weeks ended June 26, 2004 and June 28, 2003, respectively. The gross profit margin for the restaurant sales was 64.47% and 66.05% for the thirty nine weeks ended June 26, 2004 and June 28, 2003, respectively. The gross profit margin for restaurant and bar sales were adversely effected by higher food costs during the third quarter of fiscal year 2004 and it is anticipated that the gross profit for restaurant and bar sales will continue to be adversely affected by higher food costs through the remainder of fiscal year 2004. The Company has taken steps to offset higher food costs with higher menu prices, where competitively possible, and will continue to do so through the remainder of fiscal year 2004.

      The gross profit margin for package goods sales was 27.58% and 28.22% for the thirteen weeks ended June 26, 2004 and June 28, 2003, respectively. The gross profit margin for package good sales was 27.34% and 26.44% for the thirty nine weeks ended June 26, 2004 and June 28, 2003, respectively. The gross profit margin for package goods sales is expected to remain constant through the remainder of fiscal year 2004.

      Franchise related revenues, which includes but is not limited to rental income and franchise-related income such as franchise royalties, bookkeeping and accounting fees and reimbursement of attorney's fees, were $230,000 and $263,000 for the thirteen weeks ended June 26, 2004 and June 28, 2003 respectively, a decrease of 12.55%. Franchise related revenues were $753,000 and $663,000 for the thirty nine weeks ended June 26, 2004 and June 28, 2003 respectively, an increase of 13.57%. The decrease in the franchise related income for the thirteen weeks ended June 26, 2004 was due to the reimbursement of legal fees to the Company in the thirteen weeks ended June 30, 2003, which did not occur in the thirteen weeks ended June 26, 2004. The increase in franchise related revenues for the thirty nine weeks was due to the restaurant in Weston, Florida having been open for the entire thirty nine weeks; the restaurant in Stuart, Florida having been open for the entire thirteen weeks and approximately two-thirds (2/3rds) of the thirty nine weeks; and the overall increase in business by the franchises and limited partnerships.

Operating Costs and Expenses

      Operating costs and expenses were $ 11,198,000 and $10,158,000 for the thirteen weeks ended June 26, 2004 and June 28, 2003 respectively, an increase of 10.24%. Operating costs and expenses were $33,301,000 and $28,712,000 for the thirty nine weeks ended June 26, 2004 and June 28, 2003, a increase of 15.98%. The increase for the thirteen weeks was primarily due to the restaurant in Stuart, Florida and the package goods store in Hollywood, Florida being open for the entire fiscal quarter. In addition to the above explanation, the increase in operating costs and expenses for the thirty nine weeks was also due to the restaurant in Weston, Florida being open for the first quarter of fiscal year 2004 and the package goods store in Hollywood, Florida being open for one-half (1/2) of the first quarter of fiscal year 2004. Total operating costs and expenses are expected to continue increasing through the remainder of fiscal year 2004 due to the operation of the restaurant in Stuart, Florida and the package goods store in Hollywood, Florida and a general increase in overall operating costs and expenses, including but not limited to food costs.

      Payroll and related costs were $3,018,000 and $3,056,000 for the thirteen weeks ended June 26, 2004 and June 28, 2003 respectively, an decrease of 1.24%. Payroll and related costs were $9,292,000 and $8,512,000 for the thirty nine weeks ended June 26, 2004 and June 28, 2003, respectively, an increase of 9.16%. The decrease in payroll and related costs during the thirteen weeks ended June 26, 2004 is due to the fact that the restaurant in Weston, Florida had just opened during the thirteen weeks ended June 28, 2003, thereby incurring higher payroll costs, for that thirteen week period. The increase for the thirty nine weeks is accounted for by the opening and operation of the restaurant in Stuart, Florida since January 11, 2004; the operation of the restaurant in Weston, Florida for the entire thirty nine weeks; and the operation of the new package goods store in Hollywood, Florida since November 17, 2003. Payroll and related costs will continue to increase through the remainder of fiscal year 2004 with the operation of the restaurant in Stuart, Florida and the package goods store in Hollywood, Florida.

      Occupancy costs which include rent, common area maintenance, repairs and taxes were $725,000 and $548,000 for the thirteen weeks ended June 26, 2004 and June 28, 2003 respectively, a increase of 32.29%. Occupancy costs were $2,028,000 and $1,523,000 for the thirty nine weeks ended June 26, 2004 and June 28, 2003, respectively, an increase of 33.16%. The increase is accounted for by the payment of rent for the restaurant in Stuart, Florida and the full payment of rent for the restaurant in Weston, Florida for the entire thirty nine weeks, when compared to the payment of partial rent for the restaurant in Weston, Florida during the fiscal quarter ending December 28, 2002, and the payment of rent for the restaurant in Pinecrest, Florida during the second and third quarters of fiscal year 2004. Occupancy costs will continue to increase through the remainder of fiscal year 2004 with the payment of rent for the restaurants in Stuart, Florida and Pinecrest, Florida.

      Selling, general and administrative expenses were $2,478,000 and $2,231,000 for the thirteen weeks ended June 26, 2004 and June 28, 2003, respectively, an increase of 11.07%. Selling, general and administrative expenses were $7,119,000 and $5,601,000 for the thirty nine weeks ended June 26, 2004 and June 28, 2003 respectively, an increase of 27.10%. The increase in selling, general and administrative expense is accounted for by the operation of the restaurant in Weston, Florida for the entire thirty nine weeks and the operation of the restaurant in Stuart, Florida since January 11, 2004; expenses associated with the restaurant in Pinecrest, Florida ; the operation of the package goods store in Hollywood, Florida since November 17, 2003; higher insurance costs and an overall increase in expenses generally.

Trends

      During the next twelve months management expects continued increases in restaurant sales, due primarily to the opening of the restaurant in Stuart, Florida, the anticipated opening of the restaurants in Pinecrest, Florida and Wellington, Florida and continued increases in same store restaurant sales. Package good sales are also expected to increase due primarily to the opening of a new package goods store in Hollywood, Florida and increases in same store package goods sales. At the same time, management also expects higher food costs, especially the cost of ribs, and overall expenses to increase generally. The Company has already raised some of its menu prices to offset higher food costs and will continue to do so wherever competitively possible.

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

CONSOLIDATION

      At June 26, 2004, the Company operates 5 restaurants as general partner for the limited partnership that owns the operations of these restaurants. The Company refers to these entities as joint ventures or limited partnerships. Additionally, the Company expects that any expansion which takes place in opening new restaurants will also result in the Company operating the restaurants as general partner. In addition to the general partnership interest, the Company also purchases limited partnership units ranging from 12% to 42% of the total units outstanding. As a result of these controlling interests, the Company consolidates the operations of these limited partnerships with those of the Company despite the fact the Company does not own in excess of 50% of the equity interests. All intercompany transactions are eliminated in consolidation. The minority interests in the earnings of these joint ventures are removed from net income and are not included in the calculation of earnings per share.

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

      At June 26, 2004, the Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have a negative effect on the Company's earnings. In addition, the Company incurs interest charges on debt at variable rates, which to the extent the Company has not entered into interest rate swap agreements to hedge this risk, could negatively impact the Company's earnings. There is no assurance that interest rates will increase or decrease over the next fiscal year.

      The Company has two debt arrangements which have variable interest rates. For one of these instruments, which is a mortgage note, the Company has entered into an interest rate swap agreement to hedge the interest rate risk. The other debt instrument has an outstanding principal balance at June 26, 2004 of $19,021. Subsequent to the end of the third quarter of fiscal year 2004, the debt instrument was paid in full with no increase in interest rate.

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

      In June, 2004, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

      In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our June, 2004 evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

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



                              FLANIGAN'S ENTERPRISES, INC.


                              -------------------------------------------
                              JOSEPH G. FLANIGAN, Chief Executive Officer

Date  8/9/04
    ---------------
                              -------------------------------------------
                              JEFFREY D. KASTNER, Chief Financial Officer

Date  8/9/04
    ---------------

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350
                            AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Joseph G. Flanigan, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Flanigan's Enterprises, Inc. for the period ended June 26, 2004;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

    5 The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    6 The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                       /s/    Joseph G. Flanigan
                                    -------------------------------------
                                    Name:  Joseph G. Flanigan
                                    Chief Executive Officer
                                    Date:  August 9, 2004

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350
                           AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey D Kastner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Flanigan's Enterprises, Inc. for the period ended June 26, 2004.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects of the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

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

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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


                                           /s/   Jeffrey D. Kastner
                                        ----------------------------------
                                        Name:   Jeffrey D. Kastner
                                        Chief Financial Officer
                                        Date:   August 9, 2004

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350
                           AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Flanigan's Enterprises, Inc., (the "Company") on Form 10-Q for the period ended June 26, 2004, as filed with the Securities and Exchange Commission of the date hereof (the "Report"), I, Joseph G. Flanigan, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. SS.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1) This Report fully complies with the requirements of Section 13 (a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.

                                    /s/  Joseph G. Flanigan
                                ---------------------------
                                Joseph G. Flanigan
                                Chief Executive Officer
                                August 9, 2004

                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES- OXLEY ACT OF 2002

In connection with the Quarterly Report of Flanigan's Enterprises, Inc., (the "Company") on Form 10-Q for the period ended June 26, 2004, as filed with the Securities and Exchange Commission of the date hereof (the "Report"), I, Jeffrey D. Kastner, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. SS.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1) This Report fully complies with the requirements of Section 13 (a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.

                                        /s/  Jeffrey D. Kastner
                                   ------------------------------
                                   Jeffrey D. Kastner
                                   Chief Financial Officer
                                   August 9, 2004