Form 10-K
period 2004-10-02
FLANIGANS ENTERPRISES INC
filed 2004-12-30
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10K

|X|   ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                    For the fiscal year ended October 2, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                          Commission File Number I-6836

                          Flanigan's Enterprises, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Florida                               59-0877638
    -------------------------------                 ----------------
    (State of other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

 5059 N.E. 18th Avenue, Fort Lauderdale, FL                33334
 ------------------------------------------                -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The aggregate market value of the voting stock held by non-affiliates of the registrant was $6,293,800 as of December 28, 2004.

There were 1,916,825 shares of the Registrant's Common Stock ($0.10) Par Value outstanding as of October 2, 2004

                       DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the Registrant's 2005 definitive proxy material has been incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K.

                        Exhibit Index Begins on Page 42

                                     PART I
Item 1. Business
----------------

      When used in this report, the words "anticipate", "believe", "estimate", "will", "intend" and "expect" and similar expressions identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general expansion of the Company's business. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved.

General
-------

      Flanigan's Enterprises, Inc., (the "Company") owns and/or operates restaurants with lounges, package liquor stores and an entertainment oriented club (collectively the "units"). At October 2, 2004, the Company operated 18 units, and had equity interests in seven additional units which have been franchised by the Company. The table below summarizes the type and number of units being operated during each of the last three fiscal years.

                               FISCAL     FISCAL      FISCAL
                               YEAR       YEAR        YEAR        NOTE
                               2004       2003        2002        NUMBER
TYPES OF UNITS
--------------------------------------------------------------------------------
Company Owned:
--------------
  Combination package
  and restaurant                4          4           4
Restaurant only                 2          2           2
Package store only              5          4           4         (1)(2)(3)

Company Managed
---------------
 Restaurants Only:
 -----------------
  Limited partnerships          5          4           4         (4)(5)(6)(7)(8)
  Franchise                     1          1           1

Company Owned Club:             1          1           1
------------------
--------------------------------------------------------------------------------
TOTAL - Company
  Owned/Operated Units:        18         16          16

FRANCHISED - units              7          7           7         (9)
                               --         --

Notes:

      (1) During the fourth quarter of fiscal year 2000, the Company entered into a lease for the operation of a package liquor store in Hialeah, Florida. This package liquor store opened for business during the first quarter of fiscal year 2002.

      (2) During the fourth quarter of fiscal year 2001, the Company entered into a ground lease for an out parcel in Hollywood, Florida. The Company has constructed a building on the out parcel, one-half (1/2) of which is used by the Company for the operation of a package liquor store and the other one-half (1/2) is subleased by the Company as retail space. The package store opened for business on November 17, 2003.

      (3) During the second quarter of fiscal year 2001, the Company completed renovations to its new corporate offices and relocated to the same. The new corporate offices consist of a two (2) story building, with space set aside on the ground floor for a package liquor store. The Company filed the application for its building permits during the third quarter of fiscal year 2002, but is still involved in litigation with the adjacent shopping center over the Company's right to non-exclusive parking in the shopping center. The construction of the package liquor store has been postponed until the litigation is concluded, which should occur during fiscal year 2005. The package liquor store is not included in the table of units.

      (4) During the third quarter of fiscal year 2001, the Company formed a limited partnership which raised funds through a private offering to purchase the assets of a restaurant in West Miami, Florida and renovate the same for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company acts as general partner and has a twenty five percent ownership interest in the partnership. The restaurant opened for business on October 11, 2001.

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

            During the third quarter of fiscal year 2003, the Company, as general partner of the limited partnership, entered into a Sale of Business Agreement for the purchase of an existing business in Pinecrest, Florida, which transaction closed during the first quarter of fiscal year 2004. The Company, as general partner of the limited partnership, is proceeding with necessary structural repairs, while preserving its right to pursue a claim against the landlord for its contribution to the additional structural repairs and reimbursement of rent paid while the processing of its building plans is delayed. The structural repairs should be completed during the second quarter of fiscal year 2005, after which the limited partnership's building plans will be processed by Pinecrest, Florida, building permits issued and the renovations made to the business premises. It is anticipated that the renovated restaurant will be open for business by the end of fiscal year 2005 and is not included in the table of units.

      (6) During the fourth quarter of fiscal year 2001, a limited partnership was formed with the Company as general partner, which limited partnership entered into a sublease agreement to own and operate an existing restaurant in Weston, Florida. During the fourth quarter of fiscal year 2002, the sublessor resolved the zoning and related matters and the limited partnership began raising funds to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The Company acts as general partner and has a twenty eight percent ownership interest in the partnership. The restaurant opened for business on January 20, 2003.

      (7) During the third quarter of fiscal year 2003, a limited partnership was formed with the Company as general partner, which limited partnership entered into a lease agreement to own and operate a restaurant in a Howard Johnson's Hotel in Stuart, Florida. During the fourth quarter of fiscal year 2003, the limited partnership raised funds through a private offering to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The Company acts as general partner and owns a twelve percent limited partnership interest. The restaurant opened for business on January 11, 2004.

      (8) During the fourth quarter of fiscal year 2004, a limited partnership was formed with the Company as general partner, which limited partnership entered into a lease agreement to own and operate a restaurant in Wellington, Florida under the "Flanigan's Seafood Bar and Grill" service mark. Subsequent to the end of fiscal year 2004, the limited partnership raised funds through a private offering to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The Company acts as general partner and owns a twenty six percent limited partnership interest. It is anticipated that the renovated restaurant will open for business by the start of the third quarter of fiscal year 2005 and is not included in the table of units.

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

      The Company was incorporated in Florida in 1959 and operated in South Florida as a chain of small cocktail lounges and package liquor stores. By 1970, the Company had established a chain of "Big Daddy's" lounges and package liquor stores between Vero Beach and Homestead, Florida. From 1970 to 1979, the Company expanded its package liquor store and lounge operations throughout Florida and opened clubs in five other "Sun Belt" states. In 1975, the Company discontinued most of its package store operations in Florida except in the South Florida areas of Dade, Broward, Palm Beach and Monroe Counties. In 1982 the Company expanded its club operations into the Philadelphia, Pennsylvania area as general partner of several limited partnerships organized by the Company. In March 1985 the Company began franchising its package liquor stores and lounges in the South Florida area. See
Note 9 to the consolidated financial statements and the discussion of franchised units on page 8.

      During fiscal year 1987, the Company began renovating its lounges to provide full restaurant food service, and subsequently renovated and added food service to most of its lounges. The restaurant concept, as the Company offers it, has been so well received by the public that food sales now represent approximately 78% of total restaurant sales.

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

      The Company conducts its operations directly and through a number of joint ventures and wholly owned subsidiaries. The joint ventures and operating subsidiaries are as follows:

                                                 STATE OF           PERCENTAGE
              ENTITY                           ORGANIZATION            OWNED
              ------                           ------------            -----

Flanigan's Management Services, Inc.              Florida               100

Flanigan's Enterprises, Inc. of Georgia           Georgia               100

Seventh Street Corp.                              Florida               100

Flanigan's Enterprises, Inc. of Pa.             Pennsylvania            100

CIC Investors #13, Limited Partnership            Florida               100

CIC Investors #60, Limited Partnership            Florida                42

CIC Investors #65, Limited Partnership            Florida                26

CIC Investors #70, Limited Partnership            Florida                40

CIC Investors #75, Limited Partnership            Florida                12

CIC Investors #80, Limited Partnership            Florida                25

CIC Investors #95, Limited Partnership            Florida                28

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

      Financial information broken into these two principal industry segments for the three fiscal years ended October 2, 2004, September 27, 2003 and September 28, 2002 is set forth in the consolidated financial statements which are attached hereto, and incorporated herein by reference.

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

      The Company's restaurants offer full food and alcoholic beverage service with approximately 78% of their sales being food items. These restaurants are operated under the "Flanigan's Seafood Bar and Grill" servicemark. Although these restaurants provide a neighborhood atmosphere, they have the degree of standardization prevalent in casual dining restaurant chains, including menu. The interior decor is nautical with numerous fishing and boating pictures and decorations. Drink prices may vary between locations to meet local conditions. Food prices are standardized. The restaurants' hours of operation are from 11:00 a.m. to 1:00-5:00 a.m. The Company continues to develop strong customer recognition of its "Flanigan's Seafood Bar and Grill" servicemark through very competitive pricing and efficient and friendly service. The Company's package liquor stores and restaurants were designed to permit minor modifications without significant capital expenditures. However, from time to time the Company is required to redesign and refurbish its units at significant cost. See Item 2, Properties and Item 7 for further discussion.

Franchised Package Liquor Stores and Restaurants
------------------------------------------------

      In March 1985, the Company's Board of Directors approved a plan to sell, on a franchise basis, up to 26 of the Company's package liquor stores and lounges in the South Florida area. The Company had limited response to its franchise offering and suspended its franchise plan at the end of fiscal year 1986. Many of the units that were originally offered as franchises have been sold outright and are no longer operated as Flanigan's or Big Daddy's stores. As of the end of fiscal year 2004, seven units were franchised, of which five units were franchised to members of the family of the Chairman of the Board and Officers and Directors of the Company.

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

Investment in Joint Ventures
----------------------------

      The Company had determined that all but one joint venture discussed below should be consolidated by virtue of control, as evidence by general partnership interests held by the Company. As a result, the accompanying consolidated financial statements reflect the joint ventures in which they have a general partnership interest on a consolidated basis. The remaining joint venture in which the Company does not have control has been accounted for utilizing the equity method.

      Beginning with the limited partnership which owns the restaurant in Surfside, Florida and for all limited partnerships formed subsequent thereto for the purpose of owning and operating a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark, a standard financial arrangement has been used in each limited partnership agreement. Under this financial arrangement, until the limited partnership has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant, the limited partnership receives an aggregate sum equal to 25% of the initial investment of all limited partners first each year, with any additional net profit divided equally between the Company, as manager of the restaurant, and the limited partnership. Once the limited partnership has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant, the net profit is divided equally between the Company, as manager of the restaurant, and the limited partnership. As of October 2, 2004, only the limited partnership which owns the restaurant in Kendall, Florida has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant and the Company receives one-half (1/2) of the net profit as manager of the restaurant. The Company plans to continue forming limited partnerships to raise funds to own and operate restaurants under the "Flanigan's Seafood Bar and Grill" servicemark using the same financial arrangement.

      Each limited partnership agreement, excluding only the limited partnership agreement for the franchised restaurant in Fort Lauderdale, Florida which is governed by a franchise agreement, gives the limited partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of the gross sales from the operation of the restaurant, while the Company acts as general partner only.

Miami, Florida

      The Company operated a restaurant in Miami, Florida under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a limited partnership agreement through the end of the second quarter of fiscal year 2002. The Company acts as the general partner and owned a fifty percent limited partnership interest at that time. The State of Florida, Department of Transportation, ("DOT"), exercised its right of eminent domain to "take" the hotel property upon which this restaurant was located. During fiscal year 2002, the Company, as general partner of the limited partnership, settled its apportionment claim against the hotel owner for $700,000, which settlement resulted in a gain from disposition of approximately $459,000 to the Company during the fiscal year ended September 28, 2002, which is included in "Other Income (Expense) on Page F-3 of this report. During fiscal year 2003, the limited partnership settled all claims for additional compensation from the DOT for $27,000 and during the third quarter of fiscal year 2004 received a final payment from the DOT for $10,000 as reimbursement of expenses during the eminent domain proceedings. The additional compensation and reimbursement of expenses from the DOT belonged solely to the Company. The unrelated joint venture partner received $350,000 in full settlement of its interest and the Company controls 100% of the partnership as of October 2, 2004.

      During the third quarter of fiscal year 2003, the Company, as general partner of the limited partnership, entered into a Sale of Business Agreement for the purchase of an existing business in Pinecrest, Florida, which transaction closed during the first quarter of fiscal year 2004. The purchase price of approximately $340,000 related to the acquisition of a below market lease and will therefore be recognized as additional lease expense over the remaining life of the lease once operation of the restaurant commences. As of October 2, 2004, the $340,000 is included in the accompanying balance sheet in other assets. The Company agreed to unconditionally guaranty the lease for the business premises in order to procure the consent of the landlord to the assignment of the lease. During the second quarter of fiscal year 2004 and after removing the interior finishes in anticipation of completing its building plans for the renovation of the building premises, the Company found numerous, substantial structural deficiencies which needed to be rectified prior to any renovations being made. During the third quarter of fiscal year 2004, the Company, as general partner of the limited partnership, and the landlord agreed upon the structural repairs required, as set forth by the landlord's engineering firm, and to equally share the cost thereof in order to minimize further delay to the renovation of the business premises. During fourth quarter of fiscal year 2004, the structural repairs were made by the landlord's contractor. Upon submitting its building plans to Pinecrest, Florida for review and the issuance of building plans, the Company was advised that there were structural problems that had not been addressed and other structural problems that were not adequately repaired and that its building plans would not be reviewed until the structural problems were rectified. The Company, as general partner of the limited partnership, is proceeding with the necessary structural repairs, while preserving its right to pursue a claim against the landlord for its contribution to any additional structural repairs and reimbursement of rent paid while the processing of its building plans is delayed. The structural repairs should be completed during the second quarter of fiscal year 2005, after which the limited partnership's building plans will be processed by Pinecrest, Florida, building permits issued and the renovations made to the business premises. The limited partnership still intends to raise funds through a private offering to renovate the restaurant once the renovation costs have been determined. As of the end of fiscal year 2004, the Company had advanced the sum of $798,862 to the limited partnership, the use of which included, but was not limited to, funds to close on the purchase of the existing business, architectural and engineering fees and contribution to structural repairs made to date. The Company continues to act as general partner and will also be the owner of up to thirty three and one-third percent limited partnership interest. It is anticipated that the renovated restaurant will be open for business by the end of fiscal year 2005.

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

Stuart, Florida

      During the third quarter of fiscal year 2003, a limited partnership was formed with the Company as general partner, which limited partnership entered into a lease agreement to own and operate a restaurant in a Howard Johnson's Hotel in Stuart, Florida. During the first quarter of fiscal year 2004, the limited partnership completed its private offering, raising the sum of $1,500,000 to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The Company continues to act as general partner and is also the owner of a twelve percent limited partnership interest, as are other related parties, including but not limited to officers and directors of the Company and their families. The renovated restaurant opened for business on January 11, 2004.

Wellington, Florida

      During the fourth quarter of fiscal year 2004, a limited partnership was formed with the Company as general partner, which limited partnership entered into a lease agreement to own and operate a restaurant in Wellington, Florida under the "Flanigan's Seafood Bar and Grill" service mark. During the fourth quarter of fiscal year 2004, the limited partnership began raising funds through a private offering to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. As of the end of fiscal year 2004, the Company had advanced the sum of $148,902 to the limited partnership, the use of which included, but is not limited to funds due upon the execution of the lease agreement as security deposit and prepaid rent, architect, engineering and initial contracting fees. The advance represented eight percent of the funds to be raised through the private offering to renovate and prepare the restaurant to open for business, including working capital. Subsequent to the end of fiscal year 2004, the limited partnership completed its private offering, raising the sum of $1,850,000. The Company continues to act as general partner and is also the owner of a twenty six percent limited partnership interest, as are other related parties, including but not limited to officers and directors of the Company and their families. It is anticipated that the renovated restaurant will open for business by the start of the third quarter of fiscal year 2005.

Clubs
-----

      As of the end of fiscal year 2004, the Company owned one club in Atlanta, Georgia, which was operated by an unaffiliated third party, as discussed below.

Operation of Unit by Unaffiliated Third Party
----------------------------------------------

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

      During the third quarter of fiscal year 2004, Mardi Gras Management, Inc. entered into a new lease agreement with the landlord of the Company's club in Atlanta, Georgia. The new lease agreement is for a period of ten (10) years commencing when the current lease expires on April 30, 2006, with one (1) ten
(10) year renewal option. The Company did not execute or guaranty the new lease and has no liability on the same. Since Mardi Gras Management, Inc. will still operate the club under the Management Agreement, the Company will continue to receive an owner's fee of $150,000 per year versus ten (10%) percent of gross sales from the club, whichever is greater, until the rental increases under the new lease take effect. The Company agreed that one-half (1/2) of the rental increases will be credited against any owner's fee in excess of $150,000 per year for purposes of calculating the owner's fee, provided the owner's fee is never less than $150,000 per year.

Operations and Management
--------------------------

      The Company emphasizes systematic operations and control of all units. Each unit has its own manager who is responsible for monitoring inventory levels, supervising sales personnel, food preparation and service in restaurants and generally assuring that the unit is managed in accordance with Company guidelines and procedures. The Company has in effect an incentive cash bonus program for its managers and salespersons based upon various performance criteria. The Company's operations are supervised by area supervisors. Each area supervisor supervises the operations of the units within his or her territory and visits those units to provide on-site management and support. There are five area supervisors responsible for package store, restaurant and club operations in specific geographic districts.

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

      The Company is subject in certain states to "dram shop" or "liquor liability" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person. See Item 1, Insurance and Item 3, Legal Proceedings for further discussion. The Company maintains a continuous program of training and surveillance from its corporate headquarters to assure compliance with all applicable liquor laws and regulations. During the fiscal years ended September 28, 2002, September 27, 2003 and October 2, 2004 and through the present time, no significant pending matters have been initiated by the Department of Alcohol, Beverages and Tobacco concerning any of the Company's licenses which might be expected to result in a revocation of a liquor license or other significant actions against the Company.

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

Insurance
---------

      The Company has general liability insurance which incorporates a semi-self-insured plan under which the Company assumes the full risk of the first $50,000 of exposure per occurrence. The Company's insurance carrier is
responsible  for  $1,000,000   coverage  per  occurrence   above  the  Company's
self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During fiscal year 2002, fiscal year 2003, and again in fiscal year 2004 the Company was able to purchase excess liability insurance at a reasonable premium, whereby the Company's excess insurance carrier is responsible for $5,000,000 coverage above the Company's primary general liability insurance coverage. The Company is self-insured against liability claims in excess of $6,000,000.

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

      As previously noted, at October 2, 2004 the Company owned and operated six restaurants, all of which had formerly been lounges and were renovated to provide full food service, operated one restaurant for a franchisee and operated an additional five restaurants as general partner of limited partnerships. These restaurants compete directly with other restaurants serving liquor in the area. The Company's restaurants are competitive due to four factors: product quality, portion size, moderate pricing and a standardization throughout the Company owned and operated restaurants and most of the franchises.

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

Employees
---------

      As of year end, the Company employed 776 employees, of which 547 were full-time and 229 were part-time. Of these, 35 were employed at the corporate offices. Of the remaining employees, 46 were employed in package liquor stores and 695 in restaurants.

      None of the Company's employees are represented by collective bargaining organizations. The Company considers its labor relations to be favorable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                        Positions and Offices              Office or Position
       Name                 Currently Held          Age        Held Since
       ----             ---------------------       ---    ------------------
Joseph G. Flanigan      Chairman of the Board        75            1959
                        of Directors, Chief
                        Executive Officer

James G. Flanigan       President                    40            2002

August Bucci            Chief Operating Officer      60            2002
                        and Executive Vice
                        President

William Patton          Vice President               81            1975
                        Community Relations

Jeffrey D. Kastner      Chief Financial Officer      51            1995
                        General Counsel and
                        Secretary

Jean Picard             Vice President of            66            2002
                        Package Store
                        Operations

Flanigan's 401(k) Plan
----------------------

      Effective July 1, 2004, the Company began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. The Company is not required to contribute to the plan but may make discretionary profit sharing and/or matching contributions. No Company contributions were made during the fiscal year ended October 2, 2004, but at its meeting on December 9, 2004, the Board of Directors approved a discretionary matching contribution of $25,000 effective January 3, 2005.

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

      All of the Company's units require periodic refurbishing in order to remain competitive. The Company has budgeted $325,000 for its refurbishing program for fiscal year 2005. See Item 7, "Liquidity and Capital Resources" for discussion of the amounts spent in fiscal year 2004.

      The following table summarizes the Company's properties as of October 2, 2004 including franchise locations, a club and Company managed locations.

                                                                 Franchise/
                                         Square                  License            Lease
Name and Location                        Footage    Seats        Owned by           Terms
-----------------                        -------    -----        --------           -----
Big Daddy's Liquors #4                   1,978       N/A         Company        3/1/02 to 2/28/27
Flanigan's Enterprises Inc. (10)                                                  and Options to
7003 Taft Street                                                                  2/28/37
Hollywood, FL


Big Daddy's Liquors #7                   1,450       N/A         Company        11/1/00 to 10/31/05
Flanigan's Enterprises Inc.                                                       and Options to
1550 W. 84th Street                                                               10/31/15
Hialeah, FL

                                                                 Franchise/
                                         Square                  License           Lease
Name and Location                        Footage     Seats       Owned by          Terms
-----------------                        -------     -----       --------          -----
Big Daddy's Liquors #8                   1,800        N/A        Company        5/1/99 to 4/30/14
Flanigan's Enterprises Inc.
959 State Road 84
Fort Lauderdale, FL

Flanigan's Seafood                       4,300        130        Company        10/1/71 to 12/31/09
Bar and Grill #9
Flanigan's Enterprises Inc. (1)
1550 W.84th Street
Hialeah, FL

Flanigan's Legends                       5,000        150        Franchise      1/4/00 to 1/3/20
Seafood Bar and Grill                                                           Option to 1/3/25
#11, 11 Corporation (3)(12)
330 Southern Blvd
W. Palm Beach, FL

Flanigan's Legends                       5,000        180        Franchise      11/15/92 to
Seafood Bar and Grill                                                           11/15/12
#12 Galeon Tavern, Inc.(3)
2401 Tenth Ave. North
Lake Worth, FL

Flanigan's Seafood                       3,320         90        Franchise      6/1/79 to 6/1/09
Bar and Grill #14,                                                              Options to 6/1/19
Big Daddy's #14, Inc.(2)(3)(5)(9)
2041 NE Second St
Deerfield Beach, FL

Piranha Pats II-#15                      4,000         90        Joint          3/2/76 to 8/31/06
CIC Investors #15 Ltd.(3)(5)                                     Venture        Option to 8/31/11
1479 E. Commercial Blvd
Ft. Lauderdale, FL

Flanigan's Seafood                       4,300        100        Franchise      2/15/72 to12/31/05
Bar and Grill #18                                                               Options to 12/31/20
Twenty Seven Birds                                                              Option to purchase
Corp. (2)(3)(5)
2721 Bird Avenue
Miami, FL

Flanigan's Seafood                       4,500        160        Company        3/1/72 to 12/31/10
Bar and Grill #19                                                               Options to 12/31/20
Flanigan's Enterprises Inc. (2)(4)
2505 N. University Dr.
Hollywood, FL

                                                                 Franchise/
                                         Square                  License           Lease
Name and Location                        Footage     Seats       Owned by          Terms
-----------------                        -------     -----       --------          -----
Flanigan's Seafood                       5,100        140        Company        7/15/68 to 12/31/05
Bar and Grill #20                                                               Annual options
Flanigan's Enterprises Inc. (2)                                                 until the Company
13205 Biscayne Blvd.                                                            fails to exercise
North Miami, FL                                                                 Additional Lease
                                                                                5/1/69 to 12/31/05
                                                                                Annual options
                                                                                until the Company
                                                                                fails to exercise

Flanigan's Seafood                       4,100        200        Company        12/16/68 to
Bar and Grill #22                                                               12/31/05
Flanigan's Enterprises Inc. (2)(4)                                              Options to 12/31/20
2600 W. Davie Blvd.                                                             Option to purchase
Ft. Lauderdale, FL

Flanigan's Enterprises Inc. #27 (8)      3,000         90        Company        7/1/50 to 6/30/49
732-734 NE 125th St.
North Miami, FL

Flanigan's Seafood                       4,600        150        Company        9/6/68 to 12/31/05
Bar and Grill #31                                                               Options to 12/31/20
Flanigan's Enterprises Inc. (2)(13)                                             Option to purchase
4 N. Federal Highway
Hallandale, FL

Flanigan's Guppy's                       4,620        130        Franchise      11/1/03 to 4/30/11
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

                                                                 Franchise/c
                                         Square                  License           Lease
Name and Location                        Footage     Seats       Owned by          Terms
-----------------                        -------     -----       --------          -----

Piranha Pat's #43                        4,500        90         Franchise      12/1/72 to 11/30/07
BD 43 Corporation (2)(3)(5)                                                     Option to 11/30/12
2500 E. Atlantic Blvd
Pompano Beach, FL

Big Daddy's Liquors                      6,000       N/A         Company        12/21/68 to 1/1/10
#47, Flanigan's                                                                 Options to 1/1/60
Enterprises, Inc. (6)
8600 Biscayne Blvd
Miami, FL

Flanigan's Seafood                       8,000       200         Joint          06/01/91 to 5/31/11
Bar and Grill #13, (11)                                          Venture        Options to 5/31/21
CIC Investors #13, Ltd
11415 S. Dixie Highway
Pinecrest, FL

Flanigan's Seafood                       6,800       200         Joint          8/1/97 to 12/31/11
Bar and Grill #60,                                                              Venture
CIC Investors #60 Ltd.
9516 Harding Avenue
Surfside, FL

Flanigan's Seafood                       6,128       200         Joint          4/01/05 to 3/31/15
Bar and Grill #65 (12)                                           Venture        Options to 3/31/25
CIC Investors #65, Ltd
2335 State Road 7,Suite 100
Wellington, FL

Flanigan's Seafood                       4,850       161         Joint          4/1/98 to 3/31/08
Bar and Grill #70                                                Venture        Options to 3/31/28
CIC Investors #70 Ltd.
12790 SW 88 St
Kendall, FL

Flanigan's Seafood                       7,000       200         Joint          10/1/03 to 9/30/06
Bar and Grill #75                                                Venture        Options to 9/30/27
CIC Investors # 75 Ltd.
950 S. Federal Highway
Stuart, FL 34994

Flanigan's Seafood                       5,000       165         Joint          4/15/01 to 12/14/19
Bar and Grill #80                                                Venture        Options to 12/14/39
CIC Investors #80 Ltd.
8695 N.W. 12th St
Miami, FL

                                                                 Franchise/
                                         Square                  License           Lease
Name and Location                        Footage     Seats       Owned by          Terms
-----------------                        -------     -----       --------          -----

Flanigan's Seafood                        5,700      235         Joint          7/29/01 to 7/28/17
Bar and Grill #95                                                Venture        Options to 7/28/32
CIC Investors #95 Ltd.
2460 Weston Road
Weston, FL

Flanigan's Enterprises #600 (7)          10,000      400         Company        5/1/76 to 4/30/06
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

(10) Ground lease executed by the Company on September 25, 2001. The Company constructed a building of 4,120 square feet, 1,978 square feet is used by the Company for the operation of a package liquor store and the other 2,142 square feet is subleased as retail space. The package liquor store opened for business on November 17, 2003.

(11)  Location estimated to open for business by the end of fiscal year 2005.

(12) Location scheduled to open for business at the start of the third quarter of fiscal year 2005.

(13) During the fourth quarter of fiscal year 2004, the Company exercised its option purchase the real property and for an assignment of a ground lease of this location pursuant to an option to purchase contained in the Sublease Agreement.

Exercise of Option to Purchase.
-------------------------------

      During the fourth quarter of fiscal year 2004, the Company exercised the option to purchase contained in the Sublease Agreement for the combination restaurant and package liquor store located at 4 North Federal Highway, Hallandale, Florida, (Store #31). The purchase includes real property and the assignment of a ground lease for a small portion of the property. The Company has procured financing for this purchase. The option to purchase contains a formula whereby each party retains an appraiser to determine the "fair market value" for the purchase of the property and if the two appraisers cannot agree upon the same, then a third appraiser is selected, whose determination of the "fair market price" is binding. Subsequent to the fiscal year ending October 2, 2004, it was determined that the parties would need to retain a third appraiser to determine the purchase price. It is anticipated that the transaction will close during the second quarter of fiscal year 2005.

Item 3. Legal Proceedings.
--------------------------

      Due to the nature of the business, the Company is sued from time to time by patrons, usually for alleged personal injuries occurring at the Company's business locations. The Company has liability insurance which incorporates a semi-self-insured plan under which the Company assumes the full risk of the first $50,000 of exposure per occurrence. The Company's primary general liability insurance carrier is responsible for $1,000,000 coverage per occurrence above the Company's self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During the fiscal year 2002, fiscal year 2003, and again in fiscal year 2004, the Company was able to purchase excess liability insurance, at a reasonable premium, whereby the Company's excess insurance carrier is responsible for $5,000,000 coverage above the Company's primary general liability insurance coverage. Certain states have liquor liability (dram shop) laws which allow a person injured by an "obviously intoxicated person" to bring a civil suit against the business (or social host) who had served intoxicating liquors to an already "obviously intoxicated person". Dram shop claims normally involve traffic accidents and the Company generally does not learn of dram shop claims until after a claim is filed and then the Company vigorously defends these claims on the grounds that its employee did not serve an "obviously intoxicated person". Damages in most dram shop cases are substantial. At the present time, there are no dram shop cases pending against the Company. The Company has in place insurance coverage to protect it from losses, if any.

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

      During fiscal year 2003, the Company was served with a complaint alleging violations of the ADA at one of its locations. The Company corrected all violations noted in the complaint and during the fourth quarter of fiscal year 2004, settled the lawsuit.

      During fiscal year 2003, the Company, as general partner of one of its limited partnerships, and one of its franchisees, received notifications alleging their failure to complete correcting ADA violations pursuant to their respective settlement agreements from previous lawsuits alleging ADA violations. The Company, as general partner of the limited partnership, and the franchisee corrected any uncorrected ADA violations and during the fourth quarter of fiscal year 2004, settled any claims arising out of the same.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

      During the fourth quarter of fiscal year 2004 the Company did not submit any matter to a vote of the security holders.

                                     PART II
                                     -------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------

                       Fiscal 2004        Fiscal 2003       Fiscal 2002
                       -----------        -----------       -----------
                       High    Low        High    Low       High    Low
                       ----    ---        ----    ---       ----    ---

First quarter          6.85    6.00       6.10    4.90      6.20    4.25
Second quarter         6.90    6.13       6.10    5.50      6.21    5.65
Third quarter          6.70    6.20       6.37    5.99      7.20    6.00
Fourth quarter         6.65    6.21       6.60    6.00      6.85    5.40

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

      On December 9, 2004, the Company declared a cash dividend of 32 cents per share payable on January 28, 2005 to shareholders of record on January 14, 2005.

Item 6. Selected Financial Data.
--------------------------------

                             2004            2003            2002            2001            2000
                             ----            ----            ----            ----            ----
                                      Statement of Operations Data
----------------------------------------------------------------------------------------------------
Revenue                  $45,933,000     $40,253,000     $39,124,000     $36,038,000     $32,640,000
                         -----------     -----------     -----------     -----------     -----------

Income from
 Operations              $ 1,273,000     $ 2,024,000     $ 2,788,000     $ 2,583,000     $ 2,216,000
                         -----------     -----------     -----------     -----------     -----------

Net income               $   440,000     $   888,000     $ 1,383,000     $ 1,529,000     $ 1,364,000
                         ===========     ===========     ===========     ===========     ===========

Earnings
 per share               $      0.23     $      0.46     $      0.71     $      0.80     $      0.73
                         ===========     ===========     ===========     ===========     ===========

                                           Balance Sheet Data
----------------------------------------------------------------------------------------------------
Total
 assets                   19,774,000     $18,733,000     $17,367,000     $16,728,000     $15,477,000
                         ===========     ===========     ===========     ===========     ===========

Long-term
liabilities              $ 1,217,000     $ 1,314,000     $ 1,593,000     $ 2,010,000     $ 1,672,000
                         ===========     ===========     ===========     ===========     ===========

Net working
 capital                 $ 2,131,000     $ 2,093,000     $ 2,980,000     $ 2,436,000     $ 1,373,000
                         ===========     ===========     ===========     ===========     ===========

Stockholders' equity     $10,101,000     $10,351,000     $ 9,957,000     $ 8,968,000     $ 7,667,000
                         ===========     ===========     ===========     ===========     ===========

Dividends declared       $   581,000     $   520,000     $   499,000     $   231,000     $   215,000
                         ===========     ===========     ===========     ===========     ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview
---------

      The Company owns and/or operates restaurants with lounges, package liquor stores and an entertainment oriented club. As of October 2, 2004, the Company was operating eighteen units. The Company had interests in an additional seven units which had been franchised by the Company, which interests include the franchised restaurant managed by the Company. Of the units operated by the Company, four were combination package liquor store and restaurant, eight were restaurants only and five were package liquor stores only. There was one club operated by an unaffiliated third party under a management agreement. During fiscal year 2001, the restaurant located in Weston, Florida, was acquired by a limited partnership of which the Company acts as general partner. The restaurant, which was being operated by the Company under the restaurant's servicemark, was closed during the fourth quarter of fiscal year 2002, renovated for operation under the "Flanigan's Seafood Bar and Grill" servicemark and re-opened for business during the second quarter of fiscal year 2003. During fiscal year 2001, the Company entered into a ground lease and constructed a building in Hollywood, Florida for the operation of a package liquor store from one half (1/2) of the building and to sublease retail space from the other one half (1/2). The package liquor store opened for business during the first quarter of fiscal year 2004 and the retail space was subleased during the second quarter of fiscal year 2004. At the start of fiscal year 2001, another restaurant located in West Miami, Florida, owned by a limited partnership of which the Company acts as general partner, was opened for business. During fiscal year 2003, the Company also entered into a lease agreement and at the start of the second quarter of fiscal year 2004, another restaurant located in Stuart, Florida, owned by a limited partnership of which the Company acts as general partner, was opened for business.

Results of Operations
---------------------

THE FISCAL YEAR ENDING OCTOBER 2, 2004, ("FISCAL 2004"), WAS A FIFTY THREE WEEK FISCAL YEAR WHILE THE FISCAL YEARS ENDING SEPTEMBER 27, 2003, ("FISCAL 2003"), AND SEPTEMBER 28, 2002, ("FISCAL 2002"), WERE FIFTY TWO WEEK FISCAL YEARS. THE EXTRA WEEK IN THE FISCAL YEAR 2004 CONTRIBUTED TO INCREASES IN REVENUES AND EXPENSES FOR THE FISCAL YEAR WHEN COMPARING THEM TO REVENUES AND EXPENSES FOR THE FISCAL YEARS 2003 and 2002, WITH THE EXCEPTION OF THE WEEKLY AVERAGE OF SAME STORE SALES.

REVENUES (in thousands):

------------------------------------------------------------------------------------------------

                            Fifty Three             Fifty Two                 Fifty Two
                            Weeks Ended            Weeks Ended               Weeks Ended
                           Oct. 2, 2004           Sept. 27, 2003           Sept. 28, 2002
Sales
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Restaurant, food       $26,347       59.1%      $22,489     57.7%       $22,086        58.4%
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Restaurant, bar          7,351       16.5%        6,705     17.2%         6,533       17.3%
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Package goods           10,911       24.4%        9,777     25.1%         9,174       24.3%
------------------------------------------------------------------------------------------------

Total                   44,609      100.0%       38,971    100.0%        37,793      100.0%
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Franchise revenues         958                      904                     985
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Owners fee                 265                      260                     251
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Other operating
  income                   101                      118                      95
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Total Revenues         $45,933                  $40,253                $39,124
------------------------------------------------------------------------------------------------

      As the table above illustrates, total revenues have increased when compared to fiscal 2004, 2003 and 2002. During fiscal year 2005, total revenues are expected to continue increasing primarily due to the restaurant in Stuart, Florida being open for the entire year, the anticipated opening of the new restaurant in Wellington, Florida at the start of the third quarter of fiscal year 2005 and the new package liquor store in Hollywood, Florida being open for the entire year. If the new restaurant in Pinecrest, Florida is open for business prior to the end of fiscal year 2005, revenues will increase even further during the fiscal year.

      Restaurant food sales represented 59.1% of total sales for the fiscal 2004 as compared to 57.7% and 58.4% of total sales in fiscal 2003 and 2002, respectively. The weekly average of same store restaurant food sales, which now includes three joint venture restaurants instead of one, was $404,000 for fiscal
2004  as  compared  to  $388,000   and   $385,000  for  fiscal  2003
and 2002, respectively, an increase of 4.1% and 4.9% from fiscal 2003 and 2002, respectively. The weekly average of restaurant food sales increased for fiscal 2004 as compared to fiscal 2003 and 2002 due to menu price increases and increased volume. The percentage of restaurant food sales to total sales decreased due to increased package store sales.

      Restaurant bar sales represented 16.5% of total sales for fiscal 2004 as compared to 17.2% and 17.3% of total sales in fiscal 2003 and 2002, respectively. The weekly average of same store restaurant bar sales was $101,000 for fiscal 2004 as compared to $104,000 and $106,000 for fiscal 2003 and 2002 respectively, a decrease of 2.9% from fiscal 2003 and 4.7% from fiscal 2002. The decrease in the weekly average of same store restaurant bar sales is expected to continue as the Company's perception as a family restaurant continues to grow.

      Package store sales represented 24.4% of total sales for fiscal 2004 as compared to 25.1% and 24.3% of total sales in fiscal 2003 and 2002, respectively. The weekly average of same store package sales was $180,000 for fiscal 2004 as compared to $177,000 and $170,000 for fiscal 2003 and 2002 respectively, an increase of 1.7% and 5.9% from fiscal 2003 and 2002, respectively. The increase was primarily due to increased volume. During fiscal year 2005, package store sales are expected to increase due to the new package liquor store in Hollywood, Florida being open for the entire year and the continued increase in the weekly average of same store package stores.

      The gross profit margin for restaurant sales was 64.4% for fiscal 2004 as compared to 65.8% and 66.6% for fiscal 2003 and 2002, respectively. The gross profit margin for restaurant sales for fiscal 2004 was adversely affected by increasing costs. The Company has offset increased costs by price increases and expects to reverse this trend during fiscal year 2005. The Company will continue to offset increased costs by price increases, where competitively possible, during fiscal year 2005.

      The gross profit margin for package goods sales was 27.9% for fiscal 2004 as compared to 27.0% and 25.9% for the fiscal 2003 and 2002, respectively. For the fiscal 2004, the increase in gross profit is attributed to the purchase of "close out" and inventory reduction merchandise from wholesalers and the implementation of a new training program for package store employees. For fiscal 2002, the gross profit margin for package good sales was adversely affected by a charge due to a change in accounting method. The gross profit margin for package good sales is expected to remain constant during fiscal year 2005.

      Overall gross profits were 55.5% for fiscal 2004, as compared to 56.1% and 57.1% for the fiscal 2003 and 2002, respectively. The decline in overall gross profits is primarily attributed to increasing costs and a higher percentage of restaurant food and package sales versus a decline in restaurant beverage sales. During fiscal 2004, the Company began offsetting the decline in overall gross profits by price increases and expects to reverse this trend during fiscal year 2005.

      Franchise revenue, which includes but is not limited to rental income and franchise-related income such as franchise royalties, bookkeeping and accounting fees and reimbursement of attorney's fees, increased to $958,000 for fiscal 2004 as compared to $904,000 and $985,000 for fiscal 2003 and

2002, respectively, an increase of 6.0% from fiscal 2003 and a decrease of 3.8% from fiscal 2002.

Operating Costs and Expenses
----------------------------

      Operating costs and expenses for fiscal 2004 were $44,660,000 as compared to $38,229,000 and $36,336,000 for the fiscal 2003 and 2002, respectively. Operating expenses are comprised of the cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses. Operating costs and expenses for fiscal 2004 increased by 16.8% and 22.9% as compared to operating costs and expenses for fiscal 2003 and 2002, primarily due to the opening of the new restaurant in Stuart, Florida on January 11, 2004, the opening of the new package store in Hollywood, Florida on November 17, 2003 and the restaurant in Weston, Florida being open for the entire fiscal 2004, as well as a general increase in overall operating costs and expenses. During fiscal year 2005, operating costs and expenses are expected to continue increasing primarily due to the restaurant in Stuart, Florida being open for the entire year, the opening of the new restaurant in Wellington, Florida at the start of the third quarter of fiscal year 2005 and the new package liquor store in Hollywood, Florida being open for the entire fiscal year. The opening of the new restaurant in Pinecrest, Florida, or even the preparation for opening of the same for business by the end of fiscal year 2005, will increase operating costs and expenses for the fiscal year. Overall, operating costs and expenses for existing stores are also expected to continue increasing slightly.

      Payroll and related costs were $12,523,000 for fiscal 2004, as compared to $11,423,000 and $11,377,000 for fiscal 2003 and 2002, respectively. Payroll and related costs for the fiscal 2004 increased as compared to payroll and related costs for fiscal 2003 and 2002, primarily due to the opening of the new restaurant in Stuart, Florida on January 11, 2004, the opening of the new package store in Hollywood, Florida on November 17, 2003 and the restaurant in Weston, Florida being open for the entire fiscal 2004.

      Occupancy costs, which include rent, common area maintenance, repairs and taxes were $2,740,000 for the fiscal 2004 as compared to $2,158,000 and $1,756,000 for fiscal 2003 and 2002, respectively. The increase in occupancy costs during the fiscal 2004 was due primarily to the payment of rent for the restaurant in Weston, Florida for the entire fiscal year, the payment of rent for the new restaurant in Stuart, Florida and the payment of rent for a new restaurant location in Pinecrest, Florida commencing at the start of the second quarter of fiscal 2004.

      Selling, general and administrative expenses were $9,525,000 for fiscal 2004 as compared to $7,534,000 and $6,785,000 for fiscal 2003 and 2002, respectively. The increase in selling, general and administrative expenses during fiscal 2004 was primarily due to the restaurant in Weston, Florida being open for the entire fiscal year, the opening of the new restaurant in Stuart, Florida on January 11, 2004 and the opening of the new package store in Hollywood, Florida on November 11, 2003.

      During  fiscal  2004,   the  following   non-recurring   expenses   and/or
adjustments in selling, general and administrative expense adversely effected earnings:

First Quarter Fiscal Year 2004:

      a.    Adjustment for store supplies                         $104,000

Second Quarter Fiscal Year 2004:

      a.    Adjustment for allocations of insurance
            premiums related to franchises                        $178,000

      b.    Past Due Real Property Taxes                          $ 52,000


      c.    Excess opening costs of joint venture                 $ 74,000
            restaurant in Stuart, Florida

Third Quarter Fiscal Year 2004:

      a.    Past Due Real Property Taxes                          $ 59,000

                                                                  --------
      Total:                                                      $467,000
                                                                  ========

New Joint Venture Restaurants
-----------------------------

      As the Company opens new joint venture restaurants on a more regular basis, the Company's income from operations will be adversely effected by the higher costs associated with the opening of the same. To insure that a new restaurant opens with the high quality of service for which the Company is known, the Company has a select group of employees, known as "new restaurant openers", who travel to new restaurants for that purpose. "New restaurant openers" may spend up to 90 days at a new restaurant. In the case of the new joint venture restaurant in Stuart, Florida, lodging had to be provided for the "new restaurant openers", which increased the opening cost significantly over the opening cost of local restaurants. In addition, immediately prior to the opening of a new restaurant and in order to provide a "test run" for the same, the Company sponsors pre-opening parties for its joint venture investors and the Company employees. By way of illustration, the opening of the last two joint venture restaurants in Stuart, Florida and Weston, Florida incurred the following pre-opening and opening expenses:

                                     #75 - Stuart, Fl.        #95 - Weston, Fl.
                                     -----------------        -----------------

Pre-Opening Rent:                        $17,000                  $ 72,000

Pre-Opening Payroll:                     $22,000*                 $ 36,000

Post-Opening Increased                   $42,000*                 $ 18,000
Payroll Costs (90 days):

Promotional Costs:                       $ 7,000                  $  9,000
                                         -------                  --------

Total:                                   $88,000                  $135,000

      * excludes lodging and per diem allowances, ($74,000), for new restaurant openers incurred due to the proximity of this location.

      The pre-opening rent is generally less for new leases, rather than the purchase of an existing location which includes the assumption of an existing lease. In the negotiation of a new lease, there is normally a construction period before which the rent begins. In the case of the joint venture restaurant in Stuart, Florida, the sublease agreement included a ninety (90) day period for renovations, although the restaurant did not open for six and one half (6 1/2) months from the execution of the sublease agreement. The sublease agreement for the location in Weston, Florida provided for five (5) months for renovations before rent began, although the commencement date of the sublease agreement was delayed while licensing matters had to be resolved. Since the opening of the joint venture restaurant in Surfside, Florida, the pre-opening rent expense for joint venture restaurants has ranged from $17,000 - $137,000. The pre-opening rent expense for the new joint venture restaurant in Pinecrest, Florida has already proven to be an exception to the customary pre-opening rent expense due to structural repairs which must be made to the business premises prior to renovations beginning. As of October 2, 2004, pre-opening rent was $153,000 and continuing at $17,000 per month. The Company has preserved its right to argue with the landlord that some of the pre-opening rent is not due while structural repairs have delayed its renovations.

      During fiscal 2004, the joint venture in Stuart, Florida reported a loss of $276,000 and the joint venture restaurant in Pinecrest, Florida, which is still undergoing structural repairs at this time, has already reported a loss of $239,000 thus contributing to the reduction in operating income for fiscal 2004 when compared to fiscal 2003. During fiscal year 2005, operating income will be adversely affected by the opening costs to be incurred for the new joint venture restaurant in Wellington, Florida, and continuing opening costs of the new joint venture restaurant in Pinecrest, Florida.

Other Income and Expenses
-------------------------

      Other income and expenses, which include minority interest in consolidated limited partnerships, were an expense of ($663,000) for fiscal 2004 as compared to ($594,000) and ($717,000) for fiscal 2003 and 2002, respectively. During the fourth quarter of fiscal 2004, management inspected fixed assets stored in the Company's warehouses and restaurants and determined that most of the fixed assets stored there were obsolete or unusable. As a result, other income and expense of fiscal 2004 includes the expense of $367,000 relating to the abandonment of fixed assets. Other income and expenses for fiscal 2002 includes the gain of $459,000 on disposition relating to the eminent domain proceedings.

Trends
------

      During the next twelve months management expects continued increases in restaurant sales, due primarily to the restaurant in Stuart, Florida being open for the entire fiscal year, the opening of the new restaurant in Wellington, Florida, and continued increases in same store sales. The opening of the new restaurant in Pinecrest, Florida for business prior to the end of fiscal year 2005 will further increase restaurant sales. Package goods sales are also expected to increase due primarily to the new package store in Hollywood, Florida being open for the entire fiscal year and continued increases in same store sales. Franchise royalties are expected to increase due to restaurant in Stuart, Florida being open for the entire fiscal year, the opening of the new restaurant in Wellington, Florida and continued increases in same store sales for the limited partnerships and franchises. The opening of the new restaurant in Pinecrest, Florida prior to the end of fiscal year 2005 will further increase franchise royalties. At the same time, management also expects higher food costs and overall expenses to increase generally, although the Company has already raised some of its menu prices to offset the higher food costs and will continue to do so wherever competitively possible.

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

Liquidity and Capital Resources
-------------------------------

Cash Flows
----------

      The following table is a summary of the Company's cash flows for fiscal 2004, 2003 and 2002:

--------------------------------------------------------------------------------
                                  Fiscal Years
--------------------------------------------------------------------------------
                                          2004            2003           2002
--------------------------------------------------------------------------------
                                           (in thousands)
--------------------------------------------------------------------------------
Net cash provided by
operating activities                    $ 3,752         $ 4,418         $ 2,495
--------------------------------------------------------------------------------
Net cash used in
investing activities                     (1,630)         (3,269)           (881)
--------------------------------------------------------------------------------
Net cash used in
financing activities                       (773)           (705)         (2,020)
--------------------------------------------------------------------------------
Net increase (decrease)
in cash and equivalents                   1,349             444            (406)
--------------------------------------------------------------------------------
Cash and equivalents
beginning of year                         1,587           1,143           1,549
--------------------------------------------------------------------------------
Cash and equivalents
end of year                             $ 2,936         $ 1,587         $ 1,143
--------------------------------------------------------------------------------

Capital Expenditures
--------------------

      Capital expenditures were $1,873,000, $3,028,000 and $1,216,000 during fiscal 2004, 2003 and 2002, respectively. The capital expenditures for each fiscal year included upgrading existing units serving food and improvements to package liquor stores. The capital expenditures for fiscal 2004 included renovations to the business premises by the joint venture in Stuart, Florida, ($432,000), and the completion of the construction of the building in Hollywood, Florida for the operation of a package liquor store, ($84,000).

Contractual Cash Obligations
----------------------------

                                         Less Than         1-5          After
                            Total         1 Year          Years        5 Years
                            -----         ------          -----        -------
Employment contract     $   150,000     $  150,000     $       --     $       --
Long-term debt            1,314,000         97,000      1,217,000             --
Operating leases         18,134,000      2,264,000      7,379,000      8,491,000
Rib Contract              3,600,000      3,600,000             --             --
                        -----------     ----------     ----------     ----------

Total                   $23,198,000     $6,111,000     $8,596,000     $8,491,000
                        ===========     ==========     ==========     ==========

      All of the Company's units require periodic refurbishing in order to remain competitive. During fiscal 1992, as cash flow improved, the Company embarked on a refurbishing program which continues. The budget for fiscal year 2005 includes approximately $325,000 for this purpose, which is not included in the above table. The Company expects the funds for these improvements to be provided from operations. In addition it is anticipated that two new joint ventures, (Wellington, Florida and Pinecrest, Florida), will require approximately $4,000,000 in capital expenditures during fiscal year 2005, the majority of which will be raised through private offerings. Subsequent to the end of fiscal 2004, the limited partnership which owns the new restaurant in Wellington, Florida, completed its private offering, raising the sum of $1,850,000. The table also does not include any lease guarantees for franchisees, which approximate $2,600,000.

Purchase Commitments
--------------------

      Effective November 1, 2004, the company entered into a purchase agreement with its rib supplier. The terms of the agreement stipulate that the Company will purchase approximately 1 million pounds of baby back ribs during calendar year 2005 at a fixed cost of $3.60 per pound. The Company purchases all of its rib supply from this vendor, but management believes that several other alternative vendors are available, if needed.

Long Term Debt
--------------

      During the fourth quarter of fiscal 2002, the Company closed on an unsecured $456,000 loan from BankAtlantic, which loan was used to prepay the principal balance due on a $1,000,000 loan from Bank of America, (formerly NationsBank), which loan originated during the second quarter of fiscal 2000. The loan was paid in full during the fourth quarter of fiscal 2004.

      During the fourth quarter of fiscal 2001, the Company borrowed the sum of $895,000 from Bank of America (formerly Nations Bank). The promissory note earns interest at the rate of 8.62% per annum, amortized over 20 years with principal and interest payable monthly, with the entire unpaid principal balance and all accrued interest due on August 1, 2008. The promissory note is secured by a mortgage on the office building purchased by the Company for its corporate offices, which office building was released from the lien granted by the Company to Bank of America (formerly Nations Bank), as collateral for the $1,000,000 loan in the second quarter of fiscal 2000. In order to achieve the fixed interest rate, the Company entered into an ISDA Master Agreement with Bank of America, ("SWAP Agreement"), and in the event the Company elects to prepay the promissory note, there may be a prepayment penalty associated therewith. The outstanding balance as of the end of fiscal 2004 was $836,000.

      During the fourth quarter of fiscal year 1997, the Company, as general partner of a limited partnership, purchased the assets of an existing restaurant in Surfside, Florida for renovation and operation as a "Flanigan's Seafood Bar and Grill" restaurant. The purchase price was seller financed, secured by a chattel mortgage upon the assets of the limited partnership, bearing interest at the rate of 8% per annum and being fully amortized over 10 years with equal monthly installments of principal and interest, each in the amount of $6,066.40. The principal balance due as of October 2, 2004 was $189,000.

      During the third quarter of fiscal year 1997, the Company purchased unimproved real property adjacent to one of its units to ensure adequate parking for the restaurant. The purchase price was seller financed, secured by a mortgage upon the real property purchased, bearing interest at the rate of 8% per annum and being payable in equal monthly installments of principal and interest, each in the amount of $3,042.55, until April 24, 2007, when the entire principal balance and all accrued interest is due in full. The principal balance due as of October 2, 2004 was $289,000.

      The Company repaid long term debt, including the Bank of America note payable, the Bank Atlantic note payable, mortgages, capital lease obligations and Chapter 11 bankruptcy damages in the amount of $278,000, $346,000, and $498,000 in fiscal 2004, 2003 and 2002 respectively.

      Subsequent to the end of fiscal 2004, the Company closed on an unsecured $100,000 loan from BankAtlantic, which funds will be used as a part of the purchase price of the real property and for an assignment and assumption of a ground lease at one location owned by the Company pursuant to the exercise of an option to purchase. The promissory note earns interest at prime rate and is fully amortized over 36 months, with equal monthly payments of principal and interest.

Working capital
---------------

      The table below summarizes the current assets, current liabilities and working capital for fiscal 2004, 2003 and 2002:

                                   Oct. 2            Sept. 27         Sept. 28
                                     2004               2003             2002
                                     ----               ----             ----

Current assets                    $5,889,000        $4,958,000        $5,354,000

Current liabilities                3,758,000         2,865,000         2,374,000

Working capital                    2,131,000         2,093,000         2,980,000

      Working capital for fiscal 2004 increased by 2% from the working capital for fiscal 2003 and decreased by 28% from the working capital for fiscal 2002. The increase in working capital from the working capital for fiscal 2003 is due to the fact that the construction of the building in Hollywood, Florida from which the Company operates a package liquor store was substantially completed by the end of fiscal 2003. The Company currently has no plans to construct another building for the purpose of operating a package liquor store. The increase in working capital would have been greater had the Company not advanced funds for capital improvements and on-going expenses for the restaurant in Pinecrest, Florida, ($799,000). During fiscal year 2005 and the completion of the private offering by the limited partnership owning the restaurant in Pinecrest, Florida, the Company will be reimbursed for advances made in excess of its investment ($700,000 investment at a minimum), thereby improving working capital.

      Management believes that positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures in fiscal year 2005. However, it is also anticipated that during fiscal year 2005, working capital will be adversely affected by the annual dividend, investments and/or advances made by the Company to limited partnership in Pinecrest, Florida pending reimbursement of advances made by the Company in excess of its investment once the private offering by the limited partnership is completed and the exercise by the Company of its option to purchase the real property and ground lease of one location currently leased by the Company.

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

Estimated Useful Lives of Property and Equipment
------------------------------------------------

      The estimate of useful lives for property and equipment are significant estimates. Expenditures for the leasehold improvements and equipment when a restaurant is first constructed are material. In addition. periodic refurbishing takes place and those expenditures can be material. Management estimates the useful life of those assets by considering, among other things, expected use, life of the lease on the building, and warranty period, if applicable. The assets are then depreciated using a straight line method over those estimated lives. These estimated lives are reviewed periodically and adjusted if necessary. Any necessary adjustment to depreciation expense is made in the income statement of the period in which the adjustment is determined to be necessary.

      In fiscal 2004, management reviewed the estimated useful lives for leasehold improvements and recorded an adjustment which was not significant.

Consolidation of Limited Partnerships
-------------------------------------

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

Income Taxes
------------

      Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss and tip credit carryforwards to the extent that realization of said benefits is more likely than not. For discussion regarding the Company's carryforwards refer to Note 7 to the consolidated financial statements for fiscal 2004.

Other Matters
-------------

Impact of Inflation
--------------------

      The Company does not believe that inflation has had any material effect during the past three fiscal years. To the extent allowed by competition, the Company recovers increased costs by increasing prices.

Item 7A. Quantative and Qualitative Disclosures About Market Risk
-----------------------------------------------------------------

      The Company does not ordinarily hold market risk sensitive instruments for trading purposes, but as of October 2, 2004 holds one equity security, at a cost of $303,000, for dividend payments. Even if the price of the equity securities decreased by 10% below its cost, results of operations would be reduced by $30,000, an amount management considers immaterial.

Interest Rate Risk
------------------

      At October 2, 2004, the Company has no risk from interest rate exposure. The Company has only one debt arrangement which has a variable interest rate. For this instrument, a mortgage note, the Company has entered into an interest rate swap agreement to hedge the interest rate risk. The mortgage note has an outstanding principal balance at October 2, 2004 of $836,000. The other debt instrument which had a variable interest rate was satisfied in full during the fourth quarter of fiscal year 2004.

      Subsequent to the end of fiscal year 2004, the Company closed on a new unsecured loan from BankAtlantic, in the principal amount of $100,000, which funds are to be used in connection with the Company's exercise of an option to purchase the real property and take an assignment of a ground lease at one of its locations. The promissory note has a variable interest, at prime. but even if interest rates increased by 10%, results of operations would be reduced by less than $10,000, an amount management considers immaterial.

      At October 2, 2004, the Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have a negative effect on the Company's earnings. In addition, the Company incurs interest charges on debt at variable rates, which to the extent that the Company has not entered into interest rate swap agreements to hedge this risk, could negatively impact the Company's earnings. There is no assurance that interest rates will increase or decrease over the next fiscal year.

Item 8. Financial Statements and Supplementary Data.
---------------------------------------------------

      Financial statements of the Company at October 2, 2004, September 27, 2003 and September 28, 2002, which include each of the three years in the period ended October 2, 2004 and the independent certified public accountants' report thereon, are included herein.

Item 9A. Controls and Procedures.
-------------------------------

(a)   Evaluation of Disclosure Controls and Procedures.

      Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934

      (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)   Changes in Internal Control over Financial Reporting.

      During the fourth quarter of fiscal year 2004, as well as the entire fiscal year 2004, the Company continued to assess the effectiveness of our "internal controls over financial reporting" on an account by account basis as a part of our on-going accounting and financial reporting review process. The assessments were made by management, under the supervision of our Chief Financial Officer. During the course of assessing the effectiveness of our internal controls over financial reporting, we identified a number of items for review and began an extensive effort to analyze our financial information and related accounting records for fiscal year 2004. As a result, we made a number of significant changes in our internal control over financial reporting during the fourth quarter of fiscal year 2004, as well as the entire fiscal year 2004, as summarized below. Other than as described below, we made no other changes in our internal control over financial reporting during the fiscal year ending October 2, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

      As a result of our efforts, we have concluded that the following internal control issues over our financial reporting constituted weaknesses and/or deficiencies during the fiscal year ending October 2, 2004. At the same time, we also identified opportunities to correct these weaknesses and/or deficiencies, all of which have been or are in the process of being implemented.

            a. Deficiencies related to design of policies and execution of processes related to accounting for transactions involving insurance premiums, real property taxes and supplies inventory as they pertain to Company, joint venture and franchisees. We identified deficiencies in accounting for certain aspects of our operations relating to account reviews and verification; and accounting for property and equipment.

            b. Deficiencies related to the internal control environment. As a result of the deficiencies described above, we concluded that there were deficiencies in our control environment relating to accounting, financial reporting and internal controls during the fiscal year ended October 2, 2004, which constituted at times, material weaknesses and at other times, deficiencies as described below. We continue to emphasize the importance of establishing the appropriate environment in relation to accounting, financial reporting and internal control over financial reporting and continue to identify areas of improvement and to create and implement new policies and procedures where material weaknesses or deficiencies exist.

      During fiscal year 2004, we have taken a number of steps that we believe will impact the effectiveness of our internal control over our financial reporting including the following:

            a.    We appointed a new Chief Financial Officer.

            b. We added a financial expert to our Board of Directors and the Audit Committee.

            c. We have implemented a new computerized system for store supplies stored in the corporate offices to insure proper inventory count, security and charging the appropriate entity when supplies are transferred to joint ventures and franchises.

            d. Throughout the fiscal year, we instituted policies to review accounts for accuracy and if possible to simplify the same. This is being accomplished through a system of checks on accounting entries by more than one employee.

            e. In July, 2004, we began a review of property and equipment in Company warehouses and at restaurant locations and determined that a significant amount of property and equipment located in Company warehouses was obsolete and unusable. We are implementing a system of inventory control, whereby all property and equipment moved in or out of Company warehouses will be documented both upon its arrival at and then its transfer from the warehouse, as well as at its arrival at and its removal from a corporate, joint venture or franchise location. Regular inspections of fixed assets in Company warehouses and locations are also being implemented.

            f.    In October, 2004, we hired a new corporate comptroller.

            g. In December, 2004, we retained an independent third party to assist in the preparation of the Company's compliance with Rule 404 of the Sarbanes-Oxley Act of 2002.

      We believe that the steps taken to date have addressed the weaknesses and/or deficiencies that affected our internal controls over financial reporting in fiscal year 2004. We will continue with our on-going evaluation and will improve our internal controls over financial reporting as necessary to assure their effectiveness. Notwithstanding, the effectiveness of our system of internal control over financial reporting is subject to certain limitations, including the exercise of our judgment in evaluating the same. As a result, there can be no assurance that our internal controls over financial reporting will prevent all errors.

      The statements contained in Exhibit 31.1 and Exhibit 31.2 should be considered in light of, and read together with, the information set forth in this Item 9A.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

      The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission pursuant to regulation 14A under the Securities and Exchange Act of 1934, as amended (the 2005 Proxy Statement), is incorporated herein by reference. See also "Executive Officers of the Registrant" included in Part I hereof.

Item 11. Executive Compensation.
--------------------------------

      The information set forth in the 2005 Proxy Statement under the caption "Executive Compensation" is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

      The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2005 Proxy Statement is incorporated by reference.

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

      The information set forth under the caption "Election of Directors - Certain Relationships and Related Transactions" in the 2005 Proxy Statement is incorporated by reference.

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

(b)   Reports on Form 8-K

      No reports on form 8-K were filed during the fourth quarter of fiscal year 2004 or subsequent to year end.

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

(10)(bb) Limited Partnership Agreement of CIC Investors #65, Ltd., dated June 24, 2004, between Flanigan's Enterprises, Inc., as General Partner, and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning twenty six percent of the limited partnership.

(13) Registrant's Form 10-K constitutes the Annual Report to Shareholders for the fiscal year ended October 2, 2004.

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

Date: 12/30/04

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

/s/ JOSEPH G. FLANIGAN        Chairman of the Board,        Date: 12/30/04
-----------------------       Chief Executive Officer,
Joseph G. Flanigan            and Director

/s/ JEFFREY D. KASTNER        Chief Financial Officer       Date: 12/30/04
-----------------------       Secretary and Director
Jeffrey D. Kastner

/s/ MICHAEL ROBERTS           Director                      Date: 12/30/04
-----------------------
MICHAEL ROBERTS

/s/ GERMAINE M. BELL          Director                      Date: 12/30/04
-----------------------
Germaine M. Bell

/s/ CHARLES E. MCMANUS        Director                      Date: 12/30/04
-----------------------
Charles E. McManus

WILLIAM PATTON                Vice President, Public        Date: 12/30/04
-----------------------       Relations and Director
William Patton

/s/ JAMES G. FLANIGAN         President and Director        Date: 12/30/04
-----------------------
James G. Flanigan

/s/ PATRICK J. FLANIGAN       Director                      Date: 12/30/04
-----------------------
Patrick J. Flanigan

/s/ BARBARA KRONK             Director                      Date: 12/30/04
-----------------------
Barbara Kronk

================================================================================

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

           OCTOBER 2, 2004, SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002

================================================================================

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                      PAGE
                                                                      ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM               F-1

CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheets                                                     F-2

   Statements of Income                                               F-3

   Statements of Stockholders' Equity                                 F-4

   Statements of Cash Flows                                        F-5 - F-6

   Notes to Financial Statements                                   F-7 - F-31

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

Board of Directors and Stockholders
Flanigan's Enterprises, Inc.
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Flanigan's Enterprises, Inc. and Subsidiaries as of October 2, 2004 and September 27, 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 2, 2004. These consolidated financial statements are the fiscal responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flanigan's Enterprises, Inc. and Subsidiaries as of October 2, 2004 and September 27, 2003, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended October 2, 2004 in conformity with U.S generally accepted accounting principles.


                            RACHLIN COHEN & HOLTZ LLP

Fort Lauderdale, Florida
December 2, 2004

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                     OCTOBER 2, 2004 AND SEPTEMBER 27, 2003

                                   ASSETS                            2004            2003
                                   ------                            ----            ----
Current Assets:
    Cash and cash equivalents                                    $  2,936,000    $  1,587,000
    Investments:
      Certificate of deposit                                               --         354,000
      Marketable securities                                           328,000         185,000
    Notes and mortgages receivable, current maturities, net            25,000          23,000
    Other receivables                                                 271,000         377,000
    Inventories                                                     1,650,000       1,362,000
    Refundable deposit, major supplier                                     --          77,000
    Prepaid expenses                                                  565,000         881,000
    Deferred tax assets                                               114,000         112,000
                                                                 ------------    ------------
      Total current assets                                          5,889,000       4,958,000
                                                                 ------------    ------------

Property and Equipment                                             12,432,000      12,413,000
                                                                 ------------    ------------

Investments in Joint Ventures                                         124,000         132,000
                                                                 ------------    ------------

Other Assets:
    Liquor licenses, net                                              347,000         347,000
    Notes and mortgages receivable, net                               128,000         149,000
    Deferred tax assets                                               368,000         208,000
    Other                                                             486,000         526,000
                                                                 ------------    ------------
         Total other assets                                         1,329,000       1,230,000
                                                                 ------------    ------------
         Total assets                                            $ 19,774,000    $ 18,733,000
                                                                 ============    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Current Liabilities:
    Accounts payable and accrued expenses                        $  2,824,000    $  2,108,000
    Due to franchisees                                                767,000         409,000
    Current portion of long-term debt                                  97,000         278,000
    Deferred revenues                                                  70,000          70,000
                                                                 ------------    ------------
         Total current liabilities                                  3,758,000       2,865,000
                                                                 ------------    ------------

Long-Term Debt, Net of Current Maturities                           1,217,000       1,314,000
                                                                 ------------    ------------

Minority Interest in Equity of Consolidated Joint Ventures          4,698,000       4,203,000
                                                                 ------------    ------------

Commitments, Contingencies and Other Matters                               --              --

Stockholders' Equity:
    Common stock, $.10 par value; 5,000,000 shares authorized;
      4,197,642 shares issued                                         420,000         420,000
    Capital in excess of par value                                  6,147,000       6,103,000
    Retained earnings                                               8,974,000       9,115,000
    Accumulated other comprehensive income                             25,000          26,000
    Treasury stock, at cost, 2,280,817 and 2,271,172 shares        (5,465,000)     (5,313,000)
                                                                 ------------    ------------
         Total stockholders' equity                                10,101,000      10,351,000
                                                                 ------------    ------------
         Total liabilities and stockholders' equity              $ 19,774,000    $ 18,733,000
                                                                 ============    ============

                 See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

     YEARS ENDED OCTOBER 2, 2004, SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002

                                                                       2004            2003            2002
                                                                       ----            ----            ----
                                                                                                    (Restated)
Revenues:
    Restaurant food sales                                          $ 26,347,000    $ 22,489,000    $ 22,086,000
    Restaurant beverage sales                                         7,351,000       6,705,000       6,533,000
    Package goods sales                                              10,911,000       9,777,000       9,174,000
    Franchise-related revenues                                          958,000         904,000         985,000
    Owner's fee                                                         265,000         260,000         251,000
    Other operating income                                              101,000         118,000          95,000
                                                                   ------------    ------------    ------------
                                                                     45,933,000      40,253,000      39,124,000
                                                                   ------------    ------------    ------------
Costs and Expenses:
    Cost of merchandise sold:
       Restaurants and lounges                                       12,002,000       9,978,000       9,620,000
       Package goods                                                  7,870,000       7,136,000       6,798,000
    Payroll and related costs                                        12,523,000      11,423,000      11,377,000
    Occupancy costs                                                   2,740,000       2,158,000       1,756,000
    Selling, general and administrative expenses                      9,525,000       7,534,000       6,785,000
                                                                   ------------    ------------    ------------
                                                                     44,660,000      38,229,000      36,336,000
                                                                   ------------    ------------    ------------

Income from Operations                                                1,273,000       2,024,000       2,788,000
                                                                   ------------    ------------    ------------

Other Income (Expense):
    Interest expense                                                   (136,000)       (140,000)       (175,000)
    Minority interest in earnings of consolidated joint ventures       (301,000)       (599,000)     (1,130,000)
    Interest income                                                      56,000          45,000          60,000
    Joint venture income                                                  6,000          20,000          27,000
    Other income                                                         79,000          80,000         501,000
    Loss on abandonment of property and equipment                      (367,000)             --              --
                                                                   ------------    ------------    ------------
                                                                       (663,000)       (594,000)       (717,000)
                                                                   ------------    ------------    ------------

Income Before Provision for Income Taxes                                610,000       1,430,000       2,071,000
                                                                   ------------    ------------    ------------

Provision for Income Taxes:
    Current                                                             332,000         375,000         519,000
    Deferred                                                           (162,000)        167,000         169,000
                                                                   ------------    ------------    ------------
                                                                        170,000         542,000         688,000
                                                                   ------------    ------------    ------------

Net Income                                                         $    440,000    $    888,000    $  1,383,000
                                                                   ============    ============    ============

Net Income Per Common Share:
    Basic                                                          $       0.23    $       0.46    $       0.71
                                                                   ============    ============    ============
    Diluted                                                        $       0.23    $       0.45    $       0.70
                                                                   ============    ============    ============

Weighted Average Shares and Equivalent Shares Outstanding:
    Basic                                                             1,922,000       1,926,000       1,961,000
                                                                   ============    ============    ============
    Diluted                                                           1,933,000       1,955,000       1,989,000
                                                                   ============    ============    ============

                 See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

     YEARS ENDED OCTOBER 2, 2004, SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002

                                                                                                                Notes
                                                                                                              Receivable
                                                           Common Stock          Capital in                   on Sale of
                                                           ------------           Excess of     Retained        Common
                                                       Shares        Amount       Par Value     Earnings         Stock
                                                     -----------   -----------   -----------   -----------    -----------
Balance, September 29, 2001                            4,197,462   $   420,000   $ 6,028,000   $ 7,863,000    $  (291,000)

Year Ended September 28, 2002:
    Dividends paid ($0.25 per share)                          --            --            --      (499,000)            --
    Net income                                                --            --            --     1,383,000             --
    Purchase of treasury stock                                --            --            --            --             --
    Exchange of shares - exercise of stock options            --            --        75,000            --             --
    Payments received on notes receivable                     --            --            --            --        291,000
                                                     -----------   -----------   -----------   -----------    -----------

Balance, September 28, 2002                            4,197,462       420,000     6,103,000     8,747,000             --

Year Ended September 27, 2003:
    Comprehensive income:
       Net income                                             --            --            --       888,000             --
       Net unrealized gain on securities                      --            --            --            --             --
                                                     -----------   -----------   -----------   -----------    -----------
                                                              --            --            --       888,000             --

    Dividends paid ($0.27 per share)                          --            --            --      (520,000)            --
                                                     -----------   -----------   -----------   -----------    -----------

Balance, September 27, 2003                            4,197,462       420,000     6,103,000     9,115,000             --
                                                     -----------   -----------   -----------   -----------    -----------

Year Ended October 2, 2004:
    Comprehensive income:
       Net income                                             --            --            --       440,000             --
       Net unrealized loss on securities                      --            --            --            --             --
                                                     -----------   -----------   -----------   -----------    -----------
                                                              --            --            --       440,000             --

    Purchase of treasury stock                                --            --            --            --             --
    Exchange of shares - exercise of stock options            --            --        44,000            --             --
    Dividends paid ($0.30 per share)                          --            --            --      (581,000)            --
                                                     -----------   -----------   -----------   -----------    -----------

Balance, October 2, 2004                               4,197,462   $   420,000   $ 6,147,000   $ 8,974,000    $        --
                                                     ===========   ===========   ===========   ===========    ===========


                                                       Accumulated
                                                          Other           Treasury Stock
                                                      Comprehensive       --------------
                                                          Income       Shares         Amount           Total
                                                      -------------  ----------    -----------    ------------
Balance, September 29, 2001                                    --     2,275,164    $(5,052,000)   $  8,968,000

Year Ended September 28, 2002:
    Dividends paid ($0.25 per share)                           --            --             --        (499,000)
    Net income                                                 --            --             --       1,383,000
    Purchase of treasury stock                                 --        68,803       (423,000)       (423,000)
    Exchange of shares - exercise of stock options             --       (72,795)       162,000         237,000
    Payments received on notes receivable                      --            --             --         291,000
                                                         --------    ----------    -----------    ------------

Balance, September 28, 2002                                    --     2,271,172     (5,313,000)      9,957,000

Year Ended September 27, 2003:
    Comprehensive income:
       Net income                                              --            --             --         888,000
       Net unrealized gain on securities                   26,000            --             --          26,000
                                                         --------    ----------    -----------    ------------
                                                           26,000            --             --         914,000

    Dividends paid ($0.27 per share)                           --            --             --        (520,000)
                                                         --------    ----------    -----------    ------------

Balance, September 27, 2003                                26,000     2,271,172     (5,313,000)     10,351,000
                                                         --------    ----------    -----------    ------------

Year Ended October 2, 2004:
    Comprehensive income:
       Net income                                              --            --             --         440,000
       Net unrealized loss on securities                   (1,000)           --             --          (1,000)
                                                         --------    ----------    -----------    ------------
                                                           (1,000)           --             --         439,000

    Purchase of treasury stock                                 --        30,400       (201,000)       (201,000)
    Exchange of shares - exercise of stock options             --       (20,755)        49,000          93,000
    Dividends paid ($0.30 per share)                           --            --             --        (581,000)
                                                         --------    ----------    -----------    ------------

Balance, October 2, 2004                                 $ 25,000     2,280,817    $(5,465,000)   $ 10,101,000
                                                         ========    ==========    ===========    ============

                 See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     YEARS ENDED OCTOBER 2, 2004, SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002

                                                                          2004           2003           2002
                                                                          ----           ----           ----
Cash Flows from Operating Activities:
   Net income                                                         $   440,000    $   888,000    $ 1,383,000
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                    1,545,000      1,187,000      1,041,000
       Loss on abandonment of property and equipment                      367,000             --             --
       Deferred income taxes                                             (162,000)       167,000        169,000
       Minority interest in earnings of consolidated joint ventures       301,000        599,000      1,130,000
       Recognition of deferred revenues                                        --         (5,000)        (5,000)
       Gain on disposal of property, equipment and liquor licenses             --             --       (440,000)
       Joint venture income                                                (6,000)       (20,000)       (27,000)
       Changes in operating assets and liabilities:
         (Increase) decrease in:
           Due from franchisees                                                --        140,000        412,000
           Other receivables                                              106,000         84,000        (84,000)
           Inventories                                                   (288,000)        60,000        (48,000)
           Prepaid expenses                                               316,000       (346,000)      (110,000)
           Refundable deposit, major supplier                              77,000        902,000       (979,000)
           Other assets                                                   (18,000)       199,000        (98,000)
         Increase in:
           Accounts payable and accrued expenses                          716,000        203,000        118,000
           Due to franchisees                                             358,000        360,000         33,000
                                                                      -----------    -----------    -----------
             Net cash provided by operating activities                  3,752,000      4,418,000      2,495,000
                                                                      -----------    -----------    -----------

Cash Flows from Investing Activities:
   Collections on notes and mortgages receivable                           19,000         80,000         12,000
   Notes receivable issued                                                     --             --        (39,000)
   Purchase of property and equipment                                  (1,873,000)    (3,028,000)    (1,216,000)
   Proceeds from redemption of certificate of deposit                     354,000             --             --
   Investment in certificate of deposit                                        --         (4,000)      (350,000)
   Investment in marketable securities                                   (144,000)      (159,000)            --
   Purchase of liquor licenses                                                 --             --        (50,000)
   Sale of liquor license                                                      --             --         45,000
   Proceeds from eminent domain                                                --             --        700,000
   Deposit on investment                                                       --       (188,000)            --
   Distributions from unconsolidated joint venture                         14,000         30,000         17,000
                                                                      -----------    -----------    -----------
             Net cash used in investing activities                     (1,630,000)    (3,269,000)      (881,000)
                                                                      -----------    -----------    -----------

Cash Flows from Financing Activities:
   Payments of long-term debt                                            (278,000)      (346,000)      (381,000)
   Payments of damages payable on terminated or rejected leases                --             --       (117,000)
   Collections on notes receivable, sale of common stock                       --             --        291,000
   Distributions to joint venture minority partners                    (1,131,000)      (987,000)    (1,128,000)
   Proceeds from joint ventures interests                               1,325,000      1,148,000             --
   Purchase of treasury stock                                            (201,000)            --       (423,000)
   Dividends paid                                                        (581,000)      (520,000)      (499,000)
   Proceeds from exercise of stock options                                 93,000             --        237,000
                                                                      -----------    -----------    -----------
             Net cash used in financing activities                       (773,000)      (705,000)    (2,020,000)
                                                                      -----------    -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents                    1,349,000        444,000       (406,000)

Cash and Cash Equivalents, Beginning                                    1,587,000      1,143,000      1,549,000
                                                                      -----------    -----------    -----------

Cash and Cash Equivalents, Ending                                     $ 2,936,000    $ 1,587,000    $ 1,143,000
                                                                      ===========    ===========    ===========

                                                                                                     (Continued)

                 See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     YEARS ENDED OCTOBER 2, 2004, SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002

                                   (Continued)

                                                      2004        2003        2002
                                                      ----        ----        ----
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
     Interest                                       $136,000    $140,000    $175,000
                                                    ========    ========    ========
     Income taxes                                   $173,000    $425,000    $493,000
                                                    ========    ========    ========

   Non-Cash Financing and Investing Activities:
     Notes receivable for sale of liquor license    $     --    $     --    $ 67,000
                                                    ========    ========    ========

                 See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           OCTOBER 2, 2004, SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Capitalization

             Incorporated in 1959, Flanigan's Enterprises, Inc. ("Flanigan's" or the "Company") operates in South Florida as a chain of full-service restaurants and package liquor stores. Restaurant food and beverage sales make up the majority of total revenue. At October 2, 2004, the Company owned and operated two full-service restaurants, five package liquor stores and four combination full-service restaurants and package liquor stores in Florida. In addition, Flanigan's owns one club in Georgia, which is operated pursuant to a management agreement with an unrelated third party. The Company holds interests in seven of the thirteen franchised units through joint venture investments. The Company owns 100% of one of the joint venture investments as a result of an eminent domain action (see
             Note 5). The Company's restaurants are operated under the "Flanigan's Seafood Bar and Grill" servicemark while the Company's package stores are operated under the "Big Daddy's Liquors" servicemark.

             The Company's Articles of Incorporation, as amended, authorize the Company to issue and have outstanding at any one time 5,000,000 shares of common stock at a par value of $.10.

             The Company operates under a 52-53 week year ending the Saturday closest to September 30. Fiscal year 2004 is comprised of a 53-week period and fiscal years 2003 and 2002 are comprised of 52-week periods.

         Principles of Consolidation

             The consolidated financial statements include the accounts of Flanigan's Enterprises, Inc. and its subsidiaries, all of which are wholly owned, and the accounts of seven of the eight joint venture investments, which are consolidated due to the Company's controlling interests. All significant intercompany transactions and balances have been eliminated in consolidation.

         Use of Estimates

             The financial statements and related disclosures are prepared in conformity with U.S. accounting principles. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. These estimates include assessing the estimated useful lives of tangible assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

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

             The Company's marketable securities are classified as available-for-sale, which means they may be sold in response to changes in interest rates, liquidity needs, and for other purposes. Available-for-sale securities are reported at fair value.

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

             The office building and building improvements are being depreciated over forty years. If the locations are sold or abandoned before the end of the amortization period, the unamortized costs are expensed.

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

         Concentrations of Credit Risk

             Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, marketable securities, other receivables and notes and mortgages receivable.

             Cash and Cash Equivalents

                From time to time during the year, the Company had deposits in financial institutions in excess of the federally insured limits. At October 2, 2004, the Company had deposits in excess of federally insured limits of approximately $2,999,000. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.

             Marketable Securities

                In addition, the Company maintains an investment account with a financial institution that is not insured by the FDIC. These funds, which were invested primarily in marketable securities at October 2, 2004, may be subject to insurance by SIPC, Securities Investor Protection Corporation, subject to various limitations. At October 2, 2004, approximately $328,000 was held in these accounts.

             Notes and Mortgages Receivable

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

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Major Suppliers

             In September 2003, the Company terminated a master distribution agreement with its major supplier which entitled the Company to receive certain purchase discounts, rebates and advertising allowances. Upon termination, the Company received a refund of its $750,000 deposit (less any outstanding balance on their account at that time) and subsequently entered into a new master distribution agreement which still provided for revised advertising allowance, discounts and rebates. Throughout 2004, the Company purchased substantially all of its food products from this supplier; however, management believes that several other alternative vendors are available if necessary.

         Revenue Recognition

             The Company records revenues from normal recurring sales upon the sale of food and beverages and the sale of packaged liquor products. Continuing royalties, which are a percentage of net sales of franchised stores, are accrued as income when earned.

         Pre-opening Costs

             Pre-opening costs are those typically associated with the opening of a new restaurant, and generally include payroll costs associated with the "new restaurant openers" (a team of select employees who travel to new restaurants to ensure that the Company's high standards for quality are met), rent and promotional costs. Pre-opening costs are expensed as incurred. Pre-opening costs incurred for the years ended October 2, 2004 and September 27, 2003 were approximately $315,000 and $135,000, respectively.

         Advertising Costs

             Advertising costs are expensed as incurred. Advertising costs incurred for the years ended October 2, 2004, September 27, 2003 and September 28, 2002 were approximately $319,000, $296,000 and $263,000, respectively.

         Fair Value of Financial Instruments

             The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These instruments include cash and cash equivalents, accounts receivable, marketable securities, notes and mortgages receivable, other receivables and accounts payables. Fair values were assumed to approximate carrying values for those financial instruments, which are short-term in nature or are receivable or payable on demand.

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

             Derivatives are held only for the purpose of hedging such risks, not for speculation. Generally, the Company entered into the hedging relationship such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the value of the derivative. At October 2, 2004, a hedging relationship existed for the mortgage obligation described in Note 8.

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

         Comprehensive Income

             The Company reports comprehensive income in accordance with the Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income generally represents all changes in stockholders' equity during the year except those resulting from investments by, or distributions to, stockholders.

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

         Reclassifications

             Certain amounts in the prior year financial statements have been reclassified to conform to the presentation of the 2004 financial statements.

         Recently Issued Accounting Pronouncements

             In December 2004, the Financial Accounting Standards Board issued SFAS Statement No. 123(R), "Share-Based Payment," a revision of SFAS Statement No. 123, that will significantly change the accounting for employee stock options and other equity-based compensation. The standard requires companies to expense the fair value of stock options on the grant date and is effective for interim or annual periods beginning after June 15, 2005. In accordance with the revised statement, the Company will be required to recognize the expense attributable to stock options granted or vested subsequent to July 1, 2005.

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

NOTE 2.  INVESTMENTS

         Cost and fair value of investments available for sale are as follows:

                                                   2004          2003
                                                   ----          ----

         Cost - equity instruments               $303,000      $159,000
         Gross unrealized gains                    25,000        26,000
                                                 --------      --------
         Total                                   $328,000      $185,000
                                                 ========      ========

         Certificate of Deposit                  $     --      $354,000
                                                 ========      ========

         All funds invested in marketable securities are in one entity.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3.  NOTES AND MORTGAGES RECEIVABLE

         Receivables, net of allowances for uncollectible amounts, consist of the following at October 2, 2004 and September 27, 2003:

                                                                                   2004       2003
                                                                                   ----       ----
         Notes and mortgages receivable from unrelated parties, bearing interest at rates ranging from 10.5% to 15% and due in varying
            installments through 2013                                            $ 60,000   $ 70,000

         Notes and mortgages receivable from related parties, bearing interest at rates ranging from 10% to 14% and due in varying installments
            through 2007                                                           93,000    102,000
                                                                                 --------   --------
                                                                                  153,000    172,000
         Current portion                                                           25,000     23,000
                                                                                 --------   --------
                                                                                 $128,000   $149,000
                                                                                 ========   ========

         The majority of the notes and mortgages receivable represent amounts owed to the Company for store operations which were sold. Unless a significant amount of cash is received on the sale, a pro rata portion of the gain is deferred and recognized only as payments on the notes and mortgages are received by the Company. Any losses on sales of stores are recognized currently. Approximately $6,000 of deferred gain was recognized on collections of such notes receivable during the fiscal year ended October 2, 2004, and $5,000 was recognized during the fiscal years ended September 27, 2003 and September 28, 2002.

         Future scheduled payments on the receivables at October 2, 2004 consist of the following:

          2005                                                         $  25,000
          2006                                                            12,000
          2007                                                            71,000
          2008                                                                --
          2009                                                                --
          Thereafter                                                      45,000
                                                                       ---------
                                                                       $ 153,000
                                                                       =========

NOTE 4.  PROPERTY AND EQUIPMENT

                                                              2004          2003
                                                              ----          ----
         Furniture and equipment                          $ 7,436,000   $ 8,501,000
         Leasehold interests and improvements              12,016,000    11,360,000
         Land and land improvements                         1,013,000     1,013,000
         Building and improvements                          1,159,000     1,159,000
         Vehicles                                             247,000       231,000
         Construction in progress                             474,000       501,000
                                                          -----------   -----------
                                                           22,345,000    22,765,000
         Less accumulated depreciation and amortization     9,913,000    10,352,000
                                                          -----------   -----------
                                                          $12,432,000   $12,413,000
                                                          ===========   ===========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5.  INVESTMENTS IN JOINT VENTURES

         The Company has determined that all but one joint venture discussed below should be consolidated by virtue of control as evidenced by general partnership interests held by the Company. As a result, the accompanying consolidated financial statements reflect the joint ventures in which the Company has a general partnership interest on a consolidated basis. The remaining joint venture in which the Company does not have control has been accounted for utilizing the equity method.

         Beginning with the limited partnership which owns the restaurant in Surfside, Florida and for all limited partnerships formed subsequent thereto for the purpose of owning and operating a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark, a standard financial arrangement has been used in each limited partnership agreement. Under this financial arrangement, until the limited partnership has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant, the limited partnership first receives an aggregate sum equal to 25% of the initial investment of all limited partners first each year, with any additional net profit divided equally between the Company, as manager of the restaurant, and the limited partnership. Once the limited partnership has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant, the net profit is divided equally between the Company, as manager of the restaurant, and the limited partnership. As of October 2, 2004, only the limited partnership which owns the restaurant in Kendall, Florida has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant and the Company receives one-half (1/2) of the net profit as manager of the restaurant, recorded as a management fee. The Company plans to continue forming limited partnerships to raise funds to own and operate restaurants under the "Flanigan's Seafood Bar and Grill" servicemark using the same financial arrangement.

         Pinecrest, Florida

            The Company operated a restaurant in Miami, Florida under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a joint venture agreement. The Company is the general partner and had a fifty percent limited partnership interest. The Company closed the restaurant in the second quarter of 2002 as a result of an eminent domain action. The partnership received $700,000 in the eminent domain action and recognized a gain on disposal of approximately $459,000, which is included in other income in the accompanying consolidated statement of income. The unrelated joint venture partner received $350,000 in full settlement of their interest and the Company controls 100% of the partnership as of October 2, 2004.

            During the third quarter of fiscal year 2003, Flanigan's, as general partner of the limited partnership, entered into a Sale of Business Agreement for the purchase of an existing restaurant in Pinecrest, Florida. The purchase price of approximately $340,000 related to the aquisition of a below market lease and will therefore be recognized as additional lease expense over the remaining life of the lease once operation of the restaurant commences. As of October 2, 2004, the $340,000 is included in the accompanying balance sheet in other assets. During the first quarter of fiscal year 2004, Flanigan's, as general partner of the limited partnership, closed on the transaction with Flanigan's agreeing to unconditionally guaranty the lease for the business premises (see Note 9), as required by the landlord in order to procure its consent to the assignment of the lease. This entity is consolidated in the accompanying financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5.  INVESTMENTS IN JOINT VENTURES (Continued)

         Pinecrest, Florida (Continued)

             The limited partnership expects to raise equity funds in the approximate amount of $2,500,000 to renovate the premises and provide working capital to begin operations. The Company expects to retain up to a 33% limited partnership interest, as well as its general partnership interest. The Company anticipates that the restaurant will open by the end of fiscal 2005.

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

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5.  INVESTMENTS IN JOINT VENTURES (Continued)

         Weston, Florida

             During 2002, the Company made an investment in a limited partnership, which acquired and renovated a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark in Weston, Florida. The restaurant opened for business in January 2003. The Company is the general partner and has a twenty-eight percent limited partnership interest as of October 2, 2004. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors. This entity is consolidated in the accompanying financial statements.

         Stuart, Florida

             During 2004, the Company made an investment in a limited partnership, which acquired and renovated a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark in Stuart, Florida. The Company became the general partner and purchased a twelve percent limited partnership interest. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors. The Company had incurred approximately $501,000 of construction costs associated with the new location on behalf of the joint venture, which costs were repaid. The partnership, in a private placement, raised $1.5 million of investment capital as of October 2, 2004. This entity is consolidated in the accompanying financial statements.

         Wellington, Florida

             During the fourth quarter of fiscal year 2004, a limited partnership was formed with the Company as a general partner, which limited partnership entered into a lease agreement to own and operate a restaurant in Wellington, Florida under the "Flanigan's Seafood Bar and Grill" servicemark. During the fourth quarter of fiscal year 2004, the limited partnership began raising funds through a private offering to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant, which funds were held in escrow at year end. As of the end of the fiscal year 2004, the Company had advanced the sum of $148,902 to the limited partnership, the use of which included, but is not limited to, funds due upon the execution of the lease agreement as security deposit and prepaid rent, architect, engineering and initial contracting fees. The advance represented eight percent of the funds to be raised through the private offering to renovate and prepare the restaurant to open for business, including working capital. Subsequent to the end of fiscal year 2004, the limited partnership completed its private offering, raising the sum of $1,850,000. The Company continues to act as a general partner and is also the owner of a twenty six percent limited partnership interest. Other related parties, including but not limited to, officers and directors of the Company and their families are also investors. The limited partnership agreement gives the partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of the gross sales from the operation of the restaurant, while the Company acts as general partner only. It is anticipated that the renovated restaurant will open for business by the start of the third quarter of fiscal year 2005.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5.  INVESTMENTS IN JOINT VENTURES (Continued)

         Summary

             All joint ventures, other than Fort Lauderdale, are consolidated in the accompanying financial statements due to the controlling interest of the Company as the general partner. The following is a summary of condensed unaudited financial information pertaining to the Company's joint venture investment in Fort Lauderdale, Florida:

                                               2004         2003         2002
                                               ----         ----         ----
               Financial Position:
                 Current assets            $  109,000   $   63,000   $   59,000
                 Non-current assets           483,000      492,000      545,000
                 Current liabilities          118,000       26,000       57,000
                 Non-current liabilities       91,000       99,000      106,000

               Operating Results:
                 Revenues                   2,244,000    2,165,000    2,066,000
                 Gross profit               1,438,000    1,401,000    1,291,000
                 Net income                    25,000      125,000      107,000

NOTE 6.  LIQUOR LICENSES

         The Company stopped amortizing liquor licenses September 29, 2002. Liquor licenses are tested for impairment in September of each fiscal year. The fair value of liquor licenses at October 2, 2004, exceeded the carrying amount; therefore, no impairment loss was recognized. The fair value of the liquor licenses was estimated using the present value of future cash flows. At October 2, 2004, the total carrying amount of liquor licenses was approximately $347,000. There were no liquor licenses acquired in fiscal year 2004 which require capitalization.

NOTE 7.  INCOME TAXES

         The components of the Company's provision for income taxes for the fiscal years ended 2004, 2003 and 2002 are as follows:

                                               2004          2003         2002
                                               ----          ----         ----
           Current:
              Federal                       $ 252,000      $284,000     $383,000
              State                            80,000        91,000      136,000
                                            ---------      --------     --------
                                              332,000       375,000      519,000
                                            ---------      --------     --------
           Deferred:
              Federal                        (146,000)      160,000      161,000
              State                           (16,000)        7,000        8,000
                                            ---------      --------     --------
                                             (162,000)      167,000      169,000
                                            ---------      --------     --------
                                            $ 170,000      $542,000     $688,000
                                            =========      ========     ========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7.  INCOME TAXES (Continued)

         A reconciliation of income tax computed at the statutory federal rate to income tax expense is as follows:

                                                              2004         2003         2002
                                                              ----         ----         ----
           Tax provision at the statutory rate of 34%      $ 290,000    $ 485,000    $ 704,000
           State income taxes, net of federal income tax      40,000       43,000       62,000
           Tax benefit of tip credit generated              (125,000)     (99,000)    (103,000)
           Other                                             (35,000)     113,000       25,000
                                                           ---------    ---------    ---------
                                                           $ 170,000    $ 542,000    $ 688,000
                                                           =========    =========    =========

         At October 2, 2004, the Company has available tip credit carryforwards of approximately $94,000, which expire through 2015, and alternative minimum tax credit carryforwards of approximately $ 74,000, which do not expire.

         In addition to tax credit carryforwards, the Company had deferred tax assets which arise primarily due to depreciation recorded at different rates for tax and book purposes, investment in joint ventures, and accruals for potential uninsured claims recorded for financial reporting purposes but not recognized for tax purposes.

         The components of the deferred tax assets were as follows at October 2, 2004 and September 27, 2003:

                                                                 2004        2003
                                                                 ----        ----
           Current:
              Tip credit carryforward                          $ 94,000   $  92,000
              Accruals for potential uninsured claims            20,000      20,000
                                                               --------   ---------
                                                               $114,000   $ 112,000
                                                               ========   =========
           Long-Term:
              Book/tax differences in property and equipment   $265,000   $ 160,000
              Alternative minimum tax credit                     74,000      74,000
              Joint venture investments                          29,000     (26,000)
                                                               --------   ---------
                                                               $368,000   $ 208,000
                                                               ========   =========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8.  LONG-TERM DEBT

                                                                                         2004            2003
                                                                                         ----            ----
           Mortgage  payable to bank;  secured  by first  mortgage  on a  building;
           payable  $1,594 per month,  plus  interest  through  maturity in August,
           2008, at which time the unpaid principal of approximately  $736,000 plus unpaid  interest  becomes  due. The Company has entered into an interest rate swap  agreement for a notional  amount of  approximately  $895,000.
           The interest rate swap  agreement  hedges the variable  interest rate of
           the mortgage payable to a fixed rate of 8.62%.                              $  836,000      $  857,000

           Mortgage  payable,  secured by land,  bearing interest at 8%; payable in monthly installments of principal and interest of approximately  $3,000,
           maturing in April 2007.                                                        289,000         302,000

           Note  payable,  chattel  mortgage  secured by general  assets of a joint venture,  bearing  interest at 8%, payable  monthly in  installments  of
           principal and interest of approximately $6,100, maturing in July 2007.         189,000         243,000

           Note  payable  to bank,  unsecured,  bearing  interest  at prime  (4% at
           October 2,  2004);  payable in monthly  installments  of  principal  and
           interest of approximately $20,000, final payment made July 2004.                    --         190,000
                                                                                        1,314,000       1,592,000
           Less current portion                                                            97,000         278,000
                                                                                       ----------      ----------
                                                                                       $1,217,000      $1,314,000
                                                                                       ==========      ==========

         Long-term debt at October 2, 2004 matures as follows:

           2005                                                                        $   97,000
           2006                                                                           105,000
           2007                                                                           351,000
           2008                                                                           761,000
                                                                                       ----------
                                                                                       $1,314,000
                                                                                       ==========

         Subsequent to the end of fiscal year 2004, the Company closed on an unsecured $100,000 loan from a bank, which funds will be used as a part of the purchase price of the real property and for an assignment and assumption of a ground lease at one location owned by the Company pursuant to the exercise of an option to purchase. The promissory note earns interest at prime rate and is fully amortized over 36 months, with equal monthly payments of principal and interest.

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

             During fiscal year 2000, the Company was served with several complaints alleging violations of the Americans with Disabilities Act ("ADA") at all of its locations. As of October 2, 2004, the Company, as general partner of one of the limited partnerships, and one of the franchisees corrected any and all uncorrected ADA violations and during the fourth quarter of fiscal year 2004, settled any claims arising out of these complaints.

         Leases

             The Company leases a substantial portion of the land and building used in its operations under leases with initial terms expiring between 2005 and 2049. Renewal options are available on many of the leases. Most of the leases are fixed rent agreements. In two instances, lease rentals are subject to sales overrides ranging from 1.75% to 4% of annual sales in excess of between $1,162,000 and $1,200,000. Rent expense is recognized on a straight line basis over the term of the lease. Certain of the leases are subject to fair market rental appraisals at the time of renewal. Certain properties are subleased through various expiration dates.

             During the fourth quarter of fiscal year 2001, the Company entered into a ground lease for an out parcel in Hollywood, Florida. The Company constructed a building on the out parcel, one-half (1/2) of which is used by the Company for the operation of a package liquor store and the other one-half (1/2) was subleased by the Company as retail space during the second quarter of fiscal 2004; however, as of October 2, 2004, no income was derived from this source. The Company opened the package liquor store for business during November 2003.

             Future minimum lease payments under non-cancelable operating leases are as follows:

              2005                                                  $ 2,264,000
              2006                                                    2,207,000
              2007                                                    1,872,000
              2008                                                    1,675,000
              2009                                                    1,625,000
              Thereafter                                              8,491,000
                                                                    -----------
                 Total                                              $18,134,000
                                                                    ===========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

         Leases (Continued)

             Total rent expense for all operating leases was approximately $1,957,000, $1,632,000, and $1,350,000 in 2004, 2003 and 2002,
             respectively, and is included in "Occupancy costs" in the accompanying consolidated statements of income. This total rent expense is comprised of the following:

                                      2004          2003          2002
                                      ----          ----          ----

               Minimum             $1,856,000    $1,468,000    $1,207,000
               Contingent             101,000       164,000       143,000
                                   ----------    ----------    ----------
               Total               $1,957,000    $1,632,000    $1,350,000
                                   ==========    ==========    ==========

             The Company guarantees various leases for franchisees. Remaining rental payments required under these leases total approximately $2,600,000.

         Exercise of Option to Purchase

             During the fourth quarter of fiscal year 2004, the Company exercised the option to purchase contained in the Sublease Agreement for the combination restaurant and package liquor store located at 4 North Federal Highway, Hallandale, Florida, (Store #31). The purchase includes real property and the assignment of a ground lease for a small portion of the property. The Company has procured financing for this purchase. The option to purchase contains a formula whereby each party retains an appraiser to determine the "fair market value" for the purchase of the property and if the two appraisers cannot agree upon the same, then a third appraiser is selected, whose determination of the "fair market price" is binding. Subsequent to the fiscal year ended October 2, 2004, it was determined that the parties would need to retain a third appraiser to determine the purchase price. It is anticipated that the transaction will close during the second quarter of fiscal year 2005.

         Purchase Commitments

             Effective  November 1, 2004,  the Company  entered  into a purchase agreement  with  its  rib  supplier.  The  terms  of the  agreement stipulate that the Company will purchase approximately 1,000,000 pounds of baby back ribs during the 2005 calendar year at a fixed cost of $3.60 per pound. The Company purchases all of its supply of ribs from this vendor; however, management believes that several other alternative vendors are available if necessary.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

         Franchise Programs

             At October 2, 2004, the Company operated thirteen units under franchise agreements, six of which the Company has an ownership interest in pursuant to joint venture agreements. Of the remaining seven franchised stores, four are owned and operated by related parties. Under the franchise agreements, the Company agrees to provide guidance, advice and management assistance to the franchisees. In addition, the Company acts as fiscal agent for the franchisees whereby the Company collects all revenues and pays all expenses and distributions. The Company also, from time to time, advances funds on behalf of the franchisees for the cost of renovations. The resulting amounts receivable from and payable to these franchisees are reflected in the accompanying consolidated balance sheet as either an asset or a liability, except for those joint ventures which are consolidated; those amounts are appropriately eliminated in consolidation. The Company also agrees to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. The franchise agreements provide for fees to the Company of approximately 3% of gross sales. The Company is not currently offering or accepting new franchises other than those with joint ventures in which the Company has an ownership interest.

         Employment Agreements

             The Company entered into an employment agreement with the Chief Executive Officer, which is renewable annually on December 31. The agreement provided, among other things, for a base annual salary not to exceed $150,000 and a performance bonus equal to twenty percent of pre-tax net income before depreciation and amortization in excess of $650,000, 10% of which is to be allocated to other members of management. Bonuses for fiscal years 2004, 2003 and 2002 amounted to approximately $224,000, $156,000 and $363,000, respectively.

         Management Agreement

             During fiscal 2004, 2003 and 2002, the Company received an owner's fee pursuant to a management agreement with a company which operates a club in Atlanta, Georgia, owned by the Company. The management agreement provided for a security deposit of $200,000, which is included in accounts payable and accrued expenses. The Company received the greater of $150,000 or 10% of gross sales annually, paid monthly. In 2004, 2003 and 2002, the fee earned was $265,000, $260,000, and $251,000, respectively.

             During the third quarter of fiscal 2004, the management company entered into a new lease with the landlord which altered this management agreement. The Company will continue to receive an owner's fee of $150,000 per year versus ten (10%) percent of gross sales from the club, whichever is greater, until the rental increases under the new lease take effect. The Company agreed that one-half (1/2) of the rental increases will be credited against any owner's fee in excess of $150,000 per year for purposes of calculating the owner's fee, provided the owner's fee is never less than $150,000 per year.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10. COMMON STOCK

         Treasury Stock

             Purchase of Common Shares

                During 2004 and 2002, the Company purchased a total of 30,400 and 68,803 shares of Company common stock at a total cost of approximately $201,000 and $423,000 under a repurchase program authorized by the Board of Directors. The Company did not purchase any shares of Company common stock during 2003.

             Sale of Common Shares

                During 2004 and 2002, the Company sold an aggregate of 20,755 and 72,795 shares of treasury common stock pursuant to the exercise of options to certain employee/officers for a total of approximately $93,000 and $237,000, respectively. The Company did not sell any common shares in 2003.

         Stock Options

             In May 2004, the Company granted options to purchase 50,000 shares of Company common stock to certain employees. The options vest one year from the grant date, have a five-year life, and an exercise price of $6.35 per share, the then market price of the common stock. At October 2, 2004, options to purchase 50,000 shares remain outstanding.

             In October 2003, the Company granted options to purchase 16,550 shares of Company common stock to certain employees. The options vest one year from the grant date, have a five-year life, and an exercise price of $6.14 per share, the then market price of the common stock. At October 2, 2004, options to purchase 14,250 shares remain outstanding and exercisable.

             There were no options granted during fiscal 2003.

             In April 2002, the Company granted options to purchase 25,500 shares of Company common stock to certain employees. The options vest one year from the grant date, have a five-year life, and an exercise price of $6.10 per share, the then market price of the common stock. At October 2, 2004, 13,350 shares remain outstanding and exercisable.

             In April 2001, the Company granted options to purchase 57,800 shares of Company common stock to certain employees. The options vest one year from the grant date, have a five-year life, and an exercise price of $4.16 per share, the then market price of the common stock. At October 2, 2004, 24,300 shares remain outstanding and exercisable.

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

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10. COMMON STOCK (Continued)

         Stock Options (Continued)

             Had compensation cost for the options been determined based on the fair value at the grant date during fiscal year 2004, 2003 and 2002, consistent with SFAS 123, the Company's net income would have been as follows:

                                            2004          2003          2002
                                            ----          ----          ----
              Net income:
                 As Reported              $440,000      $888,000     $1,383,000
                 Pro Forma                $415,000      $836,000     $1,268,000

              Earnings Per Share:
                 Basic:
                    As Reported               $.23          $.46           $.71
                    Pro Forma                 $.22          $.43           $.65
                 Diluted:
                    As Reported               $.23          $.45           $.70
                    Pro Forma                 $.21          $.43           $.64

             The Company used the Black-Scholes option-pricing model to determine the fair value of grants made in 2004 and 2002. The following assumptions were applied in determining the pro forma compensation cost:

                                                       2004             2002
                                                       ----             ----

              Risk Free Interest Rate                   3.1%             4.0%
              Expected Dividend Yield                   5.0%             5.0%
              Expected Option Life                    5 years          5 years
              Expected Stock Price Volatility           24%              75%

             Changes in outstanding incentive stock options for common stock are as follows:

                                                  2004       2003        2002
                                                  ----       ----        ----

              Outstanding at beginning of year   122,660    128,900     207,595
              Options granted                     66,550         --      25,500
              Options exercised                  (20,755)        --     (72,795)
              Options expired                    (66,555)    (6,240)    (31,400)
                                                --------   --------    --------
              Outstanding at end of year         101,900    122,660     128,900
                                                --------   --------    --------
              Exercisable at end of year          51,900    122,660     103,400
                                                ========   ========    ========

             Weighted average option exercise price information for fiscal years 2004, 2003 and 2002 is as follows:

                                                    2004       2003        2002
                                                    ----       ----        ----

              Outstanding at beginning of year     $4.61      $4.69       $3.97
                                                   =====      =====       =====
              Granted during the year              $6.30      $  --       $6.10
                                                   =====      =====       =====
              Exercised during the year            $4.50      $  --       $3.25
                                                   =====      =====       =====
              Outstanding at end of year           $5.77      $4.61       $4.69
                                                   =====      =====       =====
              Exercisable at end of year           $5.20      $4.61       $4.34
                                                   =====      =====       =====

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10. COMMON STOCK (Continued)

         Stock Options (Continued)

             Significant option groups outstanding at October 2, 2004 and related weighted average price and life information are as follows:

                     Grant        Options         Options     Exercise    Remaining
                      Date      Outstanding     Exercisable     Price    Life (Years)
                      ----      -----------     -----------     -----    ------------
                     4-2-01        24,300          24,300       $4.16        1.5
                     4-2-02        13,350          13,350       $6.10        2.5
                    10-1-03        14,250          14,250       $6.14        4.0
                    5-20-04        50,000              --       $6.35        4.5

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

                                                                2004          2003         2002
                                                                ----          ----         ----
         Basic weighted average shares                        1,922,000     1,926,000    1,961,000
         Incremental shares relating to outstanding
           options                                               11,000        29,000       28,000
                                                              ---------     ---------    ---------
         Diluted weighted average shares                      1,933,000     1,955,000    1,989,000
                                                              =========     =========    =========

NOTE 12. RELATED PARTY TRANSACTIONS

         The Company's President and a relative manage one of the Company's franchised stores.

         During fiscal 2004, 2003 and 2002, the Company incurred legal fees in the form of salary of approximately $55,000, $153,000 and $151,000, respectively, for services provided by a member of the Board of Directors. These legal fees ceased during fiscal 2004 when this Board member became a full-time employee and the associated salary was included in officers' payroll.

         The Company paid approximately $109,000, $248,000 and $275,000 in lease rentals to an entity owned and controlled by a member of its Board of Directors during fiscal years 2004, 2003 and 2002, respectively. During fiscal 2004, the related party sold all related property.

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

         Information concerning the revenues and operating income for the fiscal years ended 2004, 2003 and 2002, and identifiable assets for the two segments in which the Company operates, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash and notes and mortgages receivable. The Company does not have any operations outside of the United States and intersegment transactions are not material.

                                                                   2004            2003            2002
                                                                   ----            ----            ----
         Operating Revenues:
            Restaurants                                        $ 33,698,000    $ 29,194,000    $ 28,619,000
            Retail package stores                                10,911,000       9,777,000       9,174,000
            Other revenues                                        1,324,000       1,282,000       1,331,000
                                                               ------------    ------------    ------------
               Total operating revenues                        $ 45,933,000    $ 40,253,000    $ 39,124,000
                                                               ============    ============    ============

         Operating Income Reconciled to Income
           before Income Taxes:
               Restaurants                                     $  3,023,000    $  3,432,000    $  3,596,000
               Retail package stores                                348,000         409,000         388,000
                                                               ------------    ------------    ------------
                                                                  3,371,000       3,841,000       3,984,000
               Corporate expenses, net of other revenues         (2,098,000)     (1,817,000)     (1,196,000)
                                                               ------------    ------------    ------------
               Operating income                                   1,273,000       2,024,000       2,788,000
               Equity in net income of joint ventures                 6,000          20,000          27,000
               Minority interest in earnings of consolidated
                  joint ventures                                   (301,000)       (599,000)     (1,130,000)
               Interest expense, net of interest income             (80,000)        (95,000)       (115,000)
               Other                                                 79,000          80,000         501,000
               Loss on abandonment of property and
                  equipment                                        (367,000)             --              --
                                                               ------------    ------------    ------------
                     Income Before Income Taxes                $    610,000    $  1,430,000    $  2,071,000
                                                               ============    ============    ============

         Identifiable Assets:
            Restaurants                                        $ 10,033,000    $  9,513,000    $  9,013,000
            Retail package store                                  2,505,000       1,958,000       1,614,000
                                                               ------------    ------------    ------------
                                                                 12,538,000      11,471,000      10,627,000
            Corporate                                             7,236,000       7,262,000       6,740,000
                                                               ------------    ------------    ------------
         Consolidated Totals                                   $ 19,774,000    $ 18,733,000    $ 17,367,000
                                                               ============    ============    ============

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 13. BUSINESS SEGMENTS (Continued)

                                                  2004         2003         2002
                                                  ----         ----         ----
         Capital Expenditures:
            Restaurants                        $  897,000   $1,794,000   $  906,000
            Retail package stores                 211,000      434,000       41,000
                                               ----------   ----------   ----------
                                                1,108,000    2,228,000      947,000
            Corporate                             765,000      800,000      269,000
                                               ----------   ----------   ----------
         Total Capital Expenditures            $1,873,000   $3,028,000   $1,216,000
                                               ==========   ==========   ==========

         Depreciation and Amortization:
            Restaurants                        $1,208,000   $  822,000   $  799,000
            Retail package stores                 133,000      116,000       77,000
                                               ----------   ----------   ----------
                                                1,341,000      938,000      876,000
            Corporate                             204,000      249,000      165,000
                                               ----------   ----------   ----------
         Total Depreciation and Amortization   $1,545,000   $1,187,000   $1,041,000
                                               ==========   ==========   ==========

NOTE 14. QUARTERLY INFORMATION (UNAUDITED)

         The following is a summary of the Company's unaudited quarterly results of operations for the quarters in fiscal years 2004 and 2003.

                                                             Quarter Ended
                                          -------------------------------------------------------
                                          December 27,   March 27,     June 26,       October 2,
                                              2003          2004         2004           2004
                                              ----          ----         ----           ----
         Revenues                         $10,627,000   $12,301,000   $11,335,000   $ 11,670,000
         Income from operations               348,000       382,000       137,000        406,000
         Net income (loss)                    227,000       252,000         7,000        (46,000)
         Net income (loss) per share -
           basic                                 0.12          0.13          0.00          (0.02)
         Net income (loss) per share -
           diluted                               0.11          0.13          0.00          (0.02)
         Weighted average common
            stock outstanding - basic       1,935,695     1,927,893     1,925,526      1,915,786
         Weighted average common
            stock outstanding - diluted     2,022,485     1,960,042     1,957,729      1,926,077

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 14. QUARTERLY INFORMATION (UNAUDITED) (Continued)

         The following is a summary of the significant fourth quarter and other unusual adjustments for fiscal year 2004.

          First Quarter
             Adjustment for store supplies                                            $104,000

          Second Quarter
             Adjustment for allocation of insurance premiums related to franchisees    178,000
             Past due real property taxes                                               52,000
             Excess opening costs of joint venture restaurant in Stuart, Florida        74,000

          Third Quarter
             Past due real property taxes                                               59,000

          Fourth Quarter
             Abandonment of property and equipment                                     367,000
                                                                                      --------
                                                                                      $834,000
                                                                                      ========

                                                             Quarter Ended
                                           -------------------------------------------------------
                                           December 28,   March 29,     June 28,     September 27,
                                               2002         2003          2003           2003
                                               ----         ----          ----           ----
          Revenues                         $ 9,297,000   $10,845,000   $10,588,000   $ 9,523,000
          Income from operations               835,000       706,000       367,000       116,000
          Net income (loss)                    474,000       422,000       142,000      (150,000)
          Net income (loss) per share -
            basic                                 0.25          0.22          0.07         (0.08)
          Net income (loss) per share -
            diluted                               0.24          0.21          0.07         (0.08)
          Weighted average common
             stock outstanding - basic       1,926,470     1,926,470     1,926,470     1,926,470
          Weighted average common
             stock outstanding - diluted     1,952,667     1,961,882     1,966,806     1,960,234

         Quarterly operating results are not necessarily representative of operations for a full year for various reasons including the seasonal nature of both the restaurant and package store segments. Each of the first three quarters includes thirteen weeks, while the fourth quarter includes fourteen weeks for fiscal year 2004.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 15. 401(k) PLAN

         Effective July 2004, the Company began sponsoring a 401(k) retirement plan covering substantially all employees who met certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. The Company is not required to contribute to the plan but may make discretionary profit sharing and matching contributions. No Company contributions were made during the year ended October 2, 2004; however, subsequent to the year ending October 2, 2004, the Board of Directors approved a discretionary matching payment of $25,000 to the plan, effective January 3, 2005.