Form 10-Q
period 2005-01-01
FLANIGANS ENTERPRISES INC
filed 2005-02-23
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                      For the period ended January 1, 2005

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

Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuers classes of Common Stock as of the latest practicable date 1,911,625 as of February 22, 2005.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                 JANUARY 1, 2005

PART  I. FINANCIAL INFORMATION

Item 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statement of Income -- For the Thirteen Weeks ended January 1, 2005 and December 27, 2003. (Unaudited)

         Consolidated Balance Sheets -- As of January 1, 2005
         (Unaudited) and October 2, 2004.

         Consolidated Statement of Cash Flows- For the Thirteen Weeks ended January 1, 2005 and December 27, 2003. (Unaudited)

         Notes to Consolidated Financial Statements (Unaudited)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 4.  CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Change in Securities

Item 3.  Default upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8 K

Signatures

Exhibit - 31.1

Exhibit - 31.2

Exhibit - 32.1

Exhibit - 32.2

                          FLANIGAN'S ENTERPRISES, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)

                                                   Thirteen Weeks Thirteen Weeks
                                                      Ended            Ended
                                                    JANUARY 1       DECEMBER 27
                                                      2005              2003
                                                   ----------       -----------
Revenues:
  Restaurant food sales                            $    6,598       $    5,973
  Restaurant beverage sales                             1,579            1,439
  Package goods sales                                   3,336            2,801
  Franchise-related revenues                              250              319
  Owner's fee                                              38               54
  Other operating income                                   24               23
                                                   ----------       ----------
                                                       11,825           10,609
                                                   ----------       ----------

Costs and Expenses:
 Cost of merchandise sold:
    Restaurants and lounges                             2,925            2,592
    Package goods                                       2,399            2,014
 Payroll and related costs                              3,123            2,831
 Occupancy costs                                          696              587
 Selling, general and administrative expenses           2,343            2,255
                                                   ----------       ----------
                                                       11,486           10,279
                                                   ----------       ----------

    Income from Operations                                339              330
                                                   ----------       ----------

Other Income (Expense):
  Interest expense                                        (29)             (28)
  Minority interest in earnings of
    consolidated joint ventures                           (13)             (46)
  Interest income                                          11                6
  Other                                                    12               15
                                                   ----------       ----------
                                                          (19)             (53)
                                                   ----------       ----------

Income Before Provision for Income Taxes                  320              277

Provision for Income Taxes                                 80               68
                                                   ----------       ----------
Net Income                                         $      240       $      209
                                                   ==========       ==========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     (In Thousands Except Per Share Amounts)

                                   (Continued)

                                                   January 1,       December 27,
                                                      2005              2003
Net Income Per Common Share:
   Basic                                          $       0.13      $       0.11
                                                  ============      ============
   Diluted                                        $       0.12      $       0.10
                                                  ============      ============

Weighted Average Shares and Equivalent
   Shares Outstanding:
      Basic                                          1,915,425         1,935,695
                                                  ============      ============
      Diluted                                        1,929,373         2,022,485
                                                  ============      ============

      See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 JANUARY 1, 2005 (UNAUDITED) AND OCTOBER 2, 2004
                                 (In Thousands)

                                     ASSETS

                                                        JANUARY 1      OCTOBER 2
                                                          2005           2004
                                                        ---------      ---------

Current Assets:

Cash and cash equivalents                               $  4,340       $  2,936
   Marketable securities                                     347            328
Notes and mortgages receivable,
  current maturities, net                                     20             25
Due from franchisees                                         179             --
Other receivables                                            188            271
Inventories                                                1,921          1,650
Prepaid expenses                                             691            565
Deferred tax asset                                           114            114
                                                        --------       --------

         Total Current Assets                              7,800          5,889
                                                        --------       --------

Property and Equipment                                    12,413         12,432
                                                        --------       --------

Investments in Joint Ventures                                117            124
                                                        --------       --------

Other Assets:

Liquor licenses, net                                         311            347
Notes and mortgages receivable, net                          123            128
Deferred tax asset                                           368            368
Other                                                        548            486
                                                        --------       --------
          Total Other Assets                               1,350          1,329
                                                        --------       --------

          Total Assets                                  $ 21,680       $ 19,774
                                                        ========       ========

                  FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 JANUARY 1, 2005 (UNAUDITED) AND OCTOBER 2, 2004

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                                      JANUARY 1       OCTOBER 2,
                                                        2005             2004
                                                      ---------       ----------

Current Liabilities:

  Accounts payable and accrued expenses               $   3,703       $   2,824
  Due to franchisees                                        354             767
  Current portion of long term debt                         153              97
  Deferred revenues                                          67              70
  Dividends payable                                         623              --
                                                      ---------       ---------
         Total Current Liabilities                        4,900           3,758
                                                      ---------       ---------

Long Term Debt, Net of Current Maturities                 1,293           1,217
                                                      ---------       ---------

Minority Interest in Equity of
   Consolidated Joint Ventures                            5,784           4,698
                                                      ---------       ---------
Stockholders' Equity:

  Common stock $.10 par value;
    5,000,000 shares authorized
    4,197,642 shares issued                                 420             420
  Capital in excess of par value                          6,147           6,147
  Retained earnings                                       8,593           8,974
  Accumulated other comprehensive income                     44              25
  Treasury stock, at cost 2,286,017 shares
    at January 1,2005 and 2,280,817
    shares at October 2, 2004                            (5,501)         (5,465)
                                                      ---------       ---------
       Total Stockholders' Equity                         9,703          10,101
                                                      ---------       ---------
       Total Liabilities and
        Stockholders' Equity                          $  21,680       $  19,774
                                                      =========       =========

      See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

       FOR THE THIRTEEN WEEKS ENDED JANUARY 1, 2005 AND DECEMBER 27, 2003
                                 (In Thousands)

                                                      JANUARY 1      DECEMBER 27
                                                         2005           2003
                                                      ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                            $     240       $     209
Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                           378             360
    Minority interest in earnings
      of consolidated joint ventures                         13              46
    Recognition of deferred revenue                          (3)             (1)

      Changes in operating assets
      and liabilities:
    (Increase)decrease in:
         Due from franchisees                              (179)            (52)
         Other receivables                                   83            (134)
         Inventories                                       (271)           (420)
         Prepaid expenses                                  (126)             79
         Refundable deposit major supplier                   --              77
         Other assets                                       (62)           (349)
    Increase(decrease)in:
         Accounts payable and
           accrued expenses                                 881           1,214
         Due to franchisees                                (413)           (274)
                                                      ---------       ---------
         Net cash provided by
           operating  activities                            541             755
                                                      ---------       ---------

Cash flows from Investing Activities:

  Collection on notes and mortgages
    receivable                                               10              12
  Purchase of property and equipment                       (323)           (735)
  Distributions from unconsolidated
    joint ventures                                            7              --
                                                      ---------       ---------
         Net cash used in
         investing activities                              (306)           (723)
                                                      ---------       ---------

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

       FOR THE THIRTEEN WEEKS ENDED JANUARY 1, 2005 AND DECEMBER 27, 2003
                                 (In Thousands)

                                                       JANUARY 1    DECEMBER 27
                                                         2005           2003
                                                       ---------    -----------
Cash flows from Financing Activities:

  Payment of long term debt                                 (31)          (78)
  Proceeds from long term debt                              163            --
  Purchase of treasury stock                                (36)           --
  Distributions to joint venture
    minority partners                                      (292)         (230)
  Proceeds from joint venture interests                   1,365         1,325
  Proceeds from exercise of stock options                    --            31
                                                        -------       -------
Net cash provided by financing activities                 1,169         1,048
                                                        -------       -------

Net Increase in Cash and Cash
  Equivalents                                             1,404         1,080
Cash and Cash Equivalents,
  Beginning of Period                                     2,936         1,587
                                                        -------       -------
Cash and Cash Equivalents
  End of Period                                         $ 4,340       $ 2,667
                                                        =======       =======

Supplemental Disclosure for Cash Flow Information:
  Cash paid during period for:
       Interest                                         $    29       $    28
                                                        =======       =======
       Income taxes                                     $    79       $   125
                                                        =======       =======

      See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JANUARY 1, 2005

(1)   BASIS OF PRESENTATION:

      The accompanying financial information for the periods ended January 1, 2005, and December 27, 2003 are unaudited, but have been prepared in accordance with the instructions for Form 10-Q. Financial information as of October 2, 2004 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the
Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 2, 2004. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(3)   RECLASSIFICATION:

      Certain amounts in the fiscal 2004 financial statements have been reclassified to conform to the fiscal 2005 presentation.

(4)   RECENT ACCOUNTING PRONOUNCEMENTS:

      In December 2004, the Financial Accounting Standards Boards ("FASB") issued its final standard on accounting for share-based payments ("SBP"), FASB Statement No. 123R (revised 2004), Share-Based Payment. The Statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The effective date for public companies is interim and annual periods beginning after June 15, 2005, and applied to all outstanding and unvested SBP awards at a company's adoption. Management does not anticipate that this Statement will have a significant impact on the Company's consolidated financial statements.

(5)   INVESTMENT IN JOINT VENTURES:

      Pinecrest, Florida

      During the third quarter of fiscal year 2003, the Company, as general partner of the limited partnership, entered into a Sale of Business Agreement for the purchase of an existing restaurant in Pinecrest, Florida, which transaction closed during the first quarter of fiscal year 2004. The purchase price of approximately $340,000 related to the acquisition of a below market lease and will therefore be recognized as additional lease expense over the remaining life of the lease once operation of the restaurant commences. As of January 1, 2005 the $340,000 is included in the accompanying balance sheet in other assets. The Company agreed to unconditionally guaranty the lease for the business premises in order to procure the consent of the landlord to the assignment of the lease. During the second quarter of fiscal year 2004 and after removing the interior finishes in anticipation of completing its building plans for the renovation of the business premises, the Company found numerous, substantial structural deficiencies which must be rectified prior to any renovations being made.

      During the third quarter of fiscal year 2004, the Company, as general partner of the limited partnership, and the landlord agreed upon the structural repairs required, as set forth by the landlord's engineering firm, and to equally share the cost thereof in order to minimize further delay to the renovation of the business premises. During fourth quarter of fiscal year 2004, the structural repairs were made by the landlord's contractor. Upon submitting its building plans to Pinecrest, Florida for review and the issuance of building plans, the Company was advised that there were structural problems that had not been addressed and other structural problems that were not adequately repaired and that its building plans would not be reviewed until the structural problems were rectified. The Company, as general partner of the limited partnership, is proceeding with the necessary structural repairs, while preserving its right to pursue a claim against the landlord for its contribution to any additional structural repairs and reimbursement of rent paid while the processing of its building plans is delayed. The structural repairs should be completed during the third quarter of fiscal year 2005, after which the limited partnership's building plans will be processed by Pinecrest, Florida, building permits issued and the renovations made to the business premises. The limited partnership still intends to raise funds through a private offering to renovate the restaurant once the renovation costs have been determined. At the end of the first quarter of fiscal year 2005, the Company had advanced the sum of $910,420 to the limited partnership, the use of which included, but was not limited to, funds to close on the purchase of the existing business, architectural and engineering fees and its contribution to structural repairs made to date. The Company continues to act as a general partner and will also be the owner of up to thirty three and one-third percent limited partnership interest. It is anticipated that the renovated restaurant will be open for business by the end of calendar year 2005.

      Wellington, Florida

      During the fourth quarter of fiscal 2004, a limited partnership was formed with the Company as general partner, which limited partnership entered into a lease agreement to own and operate a restaurant in Wellington, Florida. During the first quarter of fiscal year 2005, the limited partnership completed its private offering, raising the sum of $1,850,000 to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The Company continues to act as general partner and is also the owner of a twenty six percent limited partnership interest, as are other related parties, including but not limited to officers and directors of the Company and their families. Possession of the business premises was turned over to the limited partnership at the start of the first quarter of fiscal year 2005, renovations are underway and it is anticipated that the renovated restaurant will open for business by the start of the third quarter of fiscal year 2005.

(6)   INVESTMENTS:

      Investments in equity securities that have readily determinable values are classified and accounted for as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income. Realized gains and losses are calculated based on the specific identification method and recorded in "other income" on the income statement. At January 1, 2005, the fair value exceeded cost.

(7)   INCOME TAXES:

      Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards and tax credits to the extent that realization of said tax benefits is more likely than not. The deferred tax asset was $482,000 as of January 1, 2005 and October 2, 2004.

(8)   COMMITMENTS AND CONTINGENCIES:

      Guarantees

      The Company guarantees various leases for franchisees, limited partnerships and locations sold in prior years. Remaining rental commitments required under these leases are approximately $2,439,000. In the event of a default under any of these agreements, the Company will have the right to repossess the premises and operate the business to recover amounts paid under the guarantee either by liquidating assets or operating the business.

      Litigation

      The Company is a party to various litigation matters incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company.

      Certain states have "liquor liability" laws which allow a person injured by an "intoxicated person" to bring a civil suit against the business (or social host) who served intoxicating liquors to an already "obviously intoxicated person", know as "dram shop" claims. Florida has restricted its dram shop claims by statute, permitting persons injured by an "obviously intoxicated person" to bring court action only against the business which had served alcoholic beverages to a minor or to an individual known to be habitually addicted to alcohol. The Company is generally self-insured for liability claims, with major losses partially covered by third-party insurance carriers. The extent of this coverage varies by year. The Company currently has no dram shop cases pending. For further discussion see the section headed Legal Proceedings on page 15 of the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2004. The Company accrues for potential uninsured losses based upon estimates received from legal counsel and its historical experience, when uninsured claims are pending. Such accrual is included in the "Accounts payable and accrued expenses". See Note 6 in the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2004.

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

(9)   BUSINESS SEGMENTS

The Company operates principally in two segments - retail package stores and restaurants. The operation of package stores consists of retail liquor sales.

Information concerning the revenues and operating income for the quarters ended January 1, 2005 and December 27, 2003, and identifiable assets for the two segments in which the Company operates, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash and notes and mortgages receivable. The Company does not have any operations outside of the United States and intersegment transactions are not material.

                                                 January 1,         December 27,
                                                   2005                 2003
                                                   ----                 ----
Operating Revenues:
   Restaurants                                   $  8,177             $  7,412
   Retail package stores                            3,336                2,801
   Other revenues                                     312                  396
                                                 --------             --------
      Total operating revenues                   $ 11,825             $ 10,609

Operating Income Reconciled to Income
  before Income Taxes:
    Restaurants                                  $    658             $    612
    Retail package stores                             195                  110
                                                 --------             --------
                                                      853                  722
    Corporate expenses, net of other
       revenues                                      (514)                (392)
                                                 --------             --------
    Operating income                                  339                  330
    Other                                              19                  (53)
                                                 --------             --------
          Income Before Income Taxes             $    320             $    277
                                                 ========             ========

                                        January 1,              October 2,
                                           2005                     2004
                                           ----                     ----
Identifiable Assets:
   Restaurants                           $10,293                  $10,033
   Retail package store                    2,513                    2,505
                                         -------                  -------
                                          12,806                   12,538
   Corporate                               8,874                    7,236
                                         -------                  -------
Consolidated Totals                      $21,680                  $19,774
                                                    s Thirteen Weeks Ending
                                                January 1,          December 27,
                                                  2005                  2003
                                                  ----                  ----
Capital Expenditures
         Restaurants                              $ 251                 $ 805
         Retail Package Stores                        9                    42
                                                  -----                 -----
                                                    260                   763
Corporate                                            63                   (28)
                                                  -----                 -----
Total Capital Expenditures                        $ 323                 $ 735
                                                  =====                 =====

Depreciation and Amortization:
         Restaurants                              $ 281                 $ 280
         Retail Package Stores                       31                    27
                                                  -----                 -----
                                                    312                   307
         Corporate                                   30                    53
                                                  -----                 -----
Total Depreciation & Amortization                 $ 342                 $ 360
                                                  =====                 =====

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

      Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipates, appears, expects, intends, hopes, plans, believes, seeks, estimates, may, will," and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to customer demand and competitive conditions. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the Company's fiscal year ended October 2, 2004 and in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

      The Company owns and /or operates full service restaurants, package liquor stores and an entertainment oriented club (collectively the "units"). At January 1, 2005, the Company operated 18 units and had equity interests in seven units which have been franchised by the Company. The table below sets out the changes, if any, in the type and number of units being operated.

                                        Jan.1     Oct.2      Dec. 27      Note
                                        2005       2004       2003       Number
        Types of Units
        ------------------------------------------------------------------------
        Company Owned:
           Combination package
           and restaurant                 4          4          4
           Restaurant only                2          2          2
           Package store only             5          5          4      (1)(2)

         Company Managed
          Restaurants Only:

           Limited partnerships           5          5          4      (3)(4)(5)
           Franchise                      1          1          1

        Company Owned Club:               1          1          1

          Total Company
          Owned/Operated Units           18         18         16

        Franchised units                  7          7          7      (6)

Notes:

      (1) During the fourth quarter of fiscal year 2001, the Company entered into a ground lease for an out parcel in Hollywood, Florida. The Company has constructed a building on the out parcel, one-half (1/2) of which is used by the Company for the operation of a package liquor store and the other one-half (1/2) is subleased by the Company as retail space. The package store opened for business on November 17, 2003.

      (2) During the second quarter of fiscal year 2001, the Company completed renovations to its new corporate offices and relocated to the same. The new corporate offices consist of a two (2) story building, with space set aside on the ground floor for a package liquor store. The Company filed the application for its building permits during the third quarter of fiscal year 2002, but is still involved in litigation with the adjacent shopping center over the Company's right to non-exclusive parking in the shopping center. The construction of a package liquor store has been postponed until the litigation is concluded, which should occur during fiscal year 2005. The package liquor store is not included in the table of units.

      (3) During the third quarter of fiscal year 2003, the Company, as general partner of the limited partnership, entered into a Sale of Business Agreement for the purchase of an existing business in Pinecrest, Florida, which transaction closed during the first quarter of fiscal year 2004. The Company, as general partner of the limited partnership, is proceeding with necessary structural repairs, while preserving its right to pursue a claim against the landlord for its contribution to the additional structural repairs and reimbursement of rent paid while the processing of its building plans is delayed. The structural repairs should be completed during the third quarter of fiscal year 2005, after which the limited partnership's building plans will be processed by Pinecrest, Florida, building permits issued and the renovations made to the business premises. It is anticipated that the renovated restaurant will be open for business by the end of calendar year 2005 and is not included in the table of units.

      (4) During the third quarter of fiscal year 2003, a limited partnership was formed with the Company as general partner, which limited partnership entered into a lease agreement to own and operate a restaurant in a Howard Johnson's Hotel in Stuart, Florida. During the fourth quarter of fiscal year 2003, the limited partnership raised funds through a private offering to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The Company acts as general partner and owns a twelve percent limited partnership interest. The restaurant opened for business on January 11, 2004.

      (5) During the fourth quarter of fiscal year 2004, a limited partnership was formed with the Company as general partner, which limited partnership entered into a lease agreement to own and operate a restaurant in Wellington, Florida under the "Flanigan's Seafood Bar and Grill" service mark. During the first quarter of fiscal year 2005, the limited partnership raised funds through a private offering to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The Company acts as general partner and owns a twenty six percent limited partnership interest. It is anticipated that the renovated restaurant will open for business by the start of the third quarter of fiscal year 2005 and is not included in the table of units.

      (6) Since the fourth quarter of 1999, the Company has managed the restaurant for a franchisee. The franchised restaurant is included in the table of units as a restaurant operated by the Company and the franchise is also included as a unit franchised by the Company and in which the Company has an interest.

Results of Operations

                                                 Thirteen Weeks Ended
                                          Jan. 1,                 Dec. 27,
                                            2005                    2003
                                     Amount      Percent      Amount     Percent
                                     ------      -------      ------     -------
                                        (In Thousands)         (In Thousands)

Restaurant food sales               $ 6,598       57.31      $ 5,973       58.48
Restaurant bar sales                  1,579       13.71        1,439       14.09
Package goods sales                   3,336       28.98        2,801       27.43
                                    -------      ------      -------      ------

Total sales                         $11,513      100.00      $10,213      100.00

Franchise related revenues              250                      319
Owners fee                               38                       54
Other operating income                   24                       23
                                    -------                  -------

Total Revenue                       $11,825                  $10,609
                                    =======                  =======

      As the table above illustrates, total revenues in the thirteen weeks ended January 1, 2005 increased by 11.46% as compared to the total revenues for the thirteen weeks ending December 27, 2003 primarily due to the restaurant in Stuart Florida being open for the fiscal quarter and the package goods store in Hollywood, Florida being open for the entire fiscal quarter. Total revenues should continue to increase due to the opening of the restaurant in Wellington, Florida by the start of the third quarter of fiscal year 2005. If the restaurant in Pinecrest, Florida is open for business prior to the end of fiscal year 2005, revenues will increase even further during the fiscal year.

      Restaurant food sales represented 57.31% of total sales in the thirteen weeks of fiscal year 2005 as compared to 58.48% of total sales in the thirteen weeks of fiscal year 2004. The weekly average of same store restaurant food sales, which now includes three joint venture restaurants instead of one, were $411,792 and $395,253 for the thirteen weeks ended January 1, 2005 and December 27, 2003, respectively, an increase of 4.18% The increase in restaurant food sales is due to menu price increases and the continued increase in the weekly average of same store restaurant food sales. The percentage of restaurant food sales to total sales decreased due to increased package store sales.

      Restaurant bar sales represented 13.71% of total sales in the thirteen weeks of fiscal year 2005 as compared to 14.09% of total sales in the thirteen weeks of fiscal year 2004. The weekly average of same store restaurant bar sales were $96,226 and $92,273 for the thirteen weeks ended January 1, 2005 and December 27,

2003, respectively, an increase of 4.28%. The increase in the weekly average of same store restaurant bar sales is consistent with the increase in the weekly average same store restaurant food sales and also attributed to promotions designed to increase restaurant bar sales. The Company plans to introduce additional promotions during the balance of fiscal year 2005 to increase restaurant bar sales, without jeopardizing the Company's perception as a family restaurant.

      Package goods sales represented 28.98% of total sales in the thirteen weeks of fiscal year 2005, as compared to 27.43% of total sales in the thirteen weeks of fiscal year 2004. The increase is primarily due to the new package store in Hollywood, Florida being open for the entire fiscal quarter. The weekly average of same store package goods sales were $231,837 and $207,423 for the thirteen weeks ended January 1, 2005 and December 27, 2003, respectively, an increase of 11.77%. The increase was primarily due to increased volume. Package good sales are expected to continue increasing through the balance of fiscal year 2005 due to the continued increase in the weekly average of same store package sales.

      The gross profit margin for restaurant and bar sales was 64.23% and 65.03% for the thirteen weeks ended January 1, 2005 and December 27, 2003 respectively. The gross profit for restaurant and bar sales for the first quarter of fiscal 2005 was adversely effected by higher food costs, especially the cost of ribs. The Company enters into an annual contract with its rib supplier to stabilize the cost of ribs during the calendar year and a significantly more favorable rib contract expired at the end of the thirteen weeks ended December 27, 2003. The Company's new contract for calendar year 2005 is at a more favorable cost than the contract which expired at the end of the thirteen weeks ended January 1, 2005. The Company has offset these increased costs by menu price increases and will continue to do so during fiscal year 2005, where competitively feasible.

      The gross profit margin for package goods stores was 28.09% and 27.12% for the thirteen weeks ended January 1, 2005 and December 27, 2003, respectively. The increase in gross profit is attributed to the purchase of "close out" and merchandise reduction from wholesalers and the continued implementation of a new training program for package store employees. The gross profit margin for package goods stores is expected to remain constant through the balance of fiscal year 2005.

Operating Costs and Expenses

      Operating costs and expenses were $11,486,000 and $10,279,000 for the thirteen weeks ended January 1, 2005 and December 27, 2003 respectively, an increase of 11.74%. The increase is accounted for by the operation of the restaurant in Stuart, Florida for the fiscal quarter, and the package goods store in Hollywood, Florida being open for the entire fiscal quarter, as well as a general increase in overall operating costs and expenses. Operating costs and expenses are expected to continue increasing through the balance of fiscal year 2005 with the anticipated opening of the restaurant in Wellington, Florida by the start of the third quarter of fiscal year 2005 and a general increase in overall operating costs and expenses, including but not limited to food costs. The opening of the new restaurant in Pinecrest, Florida or even the preparation for the opening of the same for business by the end of fiscal year 2005 will increase operating costs and expenses for the balance of the fiscal year.

      Payroll and related costs were $3,123,000 and $2,831,000 for the thirteen weeks ended January 1, 2005 and December 27, 2003 respectively, an increase of 10.31%. The increase is attributed to the operation of the restaurant in Stuart, Florida for the fiscal quarter and the operation of the new package store in Hollywood, Florida for the entire fiscal quarter ended January 1, 2005.

      Occupancy costs which include rent, common area maintenance, repairs and taxes were $696,000 and $587,000 for the thirteen weeks ended January 1, 2005 and December 27, 2003 respectively, an increase of 18.57%. The increase is accounted for by the payment of rent for the restaurant in Pinecrest, Florida for the fiscal quarter. Occupancy costs will continue to increase through the balance of fiscal year 2005 with the continued payment of rent for the restaurant in Pinecrest, Florida, as well as the payment of rent for the restaurant in Wellington, Florida commencing at the start of the third quarter of fiscal year 2005.

      Selling, general and administrative expenses were $2,343,000 and $2,255,000 for the thirteen weeks ended January 1, 2005 and December 27, 2003 respectively, an increase of 3.90%. The increase in selling, general and administrative expense is accounted for by the operation of the restaurant in Stuart, Florida for the fiscal quarter; expenses associated with the restaurants in Wellington, Florida and Pinecrest, Florida; the operation of the new package store in Hollywood, Florida for the entire fiscal quarter ended January 1, 2005; and an overall increase in expenses generally.

New Joint Venture Restaurants

      As the Company opens new joint venture restaurants on a more regular basis the Company's income from operations will be adversely effected by the higher costs associated with the opening of the same. To insure that a new restaurant opens with the high quality of service for which the Company is known, the Company has a select group of employees, known as "new restaurant openers", who travel to new restaurants for that purpose. "New restaurant openers" may spend up to 90 days at a new restaurant. If the new joint venture restaurant is not local, lodging has to be provided for the "new restaurant openers", which increases the opening costs significantly. To date, lodging for "new restaurant openers" has only been provided for the new joint venture restaurant in Stuart, Florida. In addition, immediately prior to the opening of a new restaurant and in order to provide a "test run" for the same, the Company sponsors pre-opening parties for its joint venture investors and the Company employees.

      In addition, the pre-opening rent is generally less for new leases, rather than the purchase of an existing location which includes the assumption of an existing lease. In the case of the joint venture restaurant in Wellington, Florida, the lease agreement includes a one hundred eighty (180) day period for renovations prior to the commencement of the lease and it is anticipated that the restaurant will be renovated and open for business within two hundred ten
(210) days, in which event, pre-opening rent should not exceed $18,404. As of January 1, 2005, the pre-opening rent paid for the new joint venture restaurant in Pinecrest, Florida aggregates $204,000 and continues at $17,000 per month.

      During the first quarter of fiscal year 2005, the joint venture in Wellington, Florida reported a loss of $103,370 and the joint venture restaurant in Pinecrest, Florida, which is still undergoing structural repairs at this time, reported a loss of $80,414, thus reducing income from operations for the fiscal quarter ending January 1, 2005. During the balance of fiscal year 2005, income from operations will be adversely affected by the opening costs still to be incurred for the new joint venture restaurants in Wellington, Florida and Pinecrest, Florida.

Trends

      During the next twelve months management expects continued increases in restaurant sales, due primarily to the opening of the restaurants in Wellington, Florida and Pinecrest, Florida and continued increases in same store restaurant sales. Package good sales are also expected to increase due primarily to increases in same store package goods sales. At the same time, management also expects higher food costs and overall expenses to increase generally. The Company has already raised some of its menu prices to offset higher food costs and will continue to do so wherever competitively possible. During the next twelve months, management projects an increase in overall profit before income tax.

Liquidity and Capital Resources

Cash Flows

      The following table is a summary of the Company's cash flows for the first thirteen weeks of fiscal years 2005 and 2004.

                                                       Thirteen Weeks Ended
                                                     Jan. 1          Dec.27,
                                                       2005            2003
                                                     -------         -------
                                                           (In Thousands)
Net cash provided by
  operating activities                               $   541         $   755

Net cash provided by (used in)
  investing activities                                  (306)           (723)

Net cash provided by
  financing activities                                 1,169           1,048
                                                     -------         -------

Net Increase in Cash and Cash Equivalents              1,404           1,080

Cash and Cash Equivalents, Beginning                   2,936           1,587
                                                     -------         -------

Cash and Cash Equivalents, Ending                    $ 4,340         $ 2,667
                                                     =======         =======

      On December 9, 2004, the Company declared a cash dividend of 32 cents per share payable on January 28, 2005 to the shareholders of record on January 14, 2005.

      On December 18, 2003, the Company declared a cash dividend of 30 cents per share payable on January 15, 2004 to shareholders of record on December 30, 2003.

      On December 19, 2002, the Company declared a cash dividend of 27 cents per share payable on January 30, 2003 to shareholders of record on January 17, 2003.

Capital Expenditures

      The Company had additions to fixed assets of $323,000 during the thirteen weeks ended January 1, 2005 as compared to $735,000 for the thirteen weeks ended December 27, 2003 and $1,873,000 for the fiscal year ended October 2, 2004.

      All of the Company's units require periodic refurbishing in order to remain competitive. The budget for fiscal year 2005 is $325,000. The Company expects the funds for these improvements to be provided from operations. In addition, during the first quarter of fiscal year 2005, the limited partnership which owns the restaurant in Wellington, Florida completed its private offering, raising the sum of $1,850,000 towards capital expenditures for fiscal year 2005. It is anticipated that the joint venture in Pinecrest, Florida will require approximately $2,800,000 in capital expenditures, the majority of which will be raised through a private offering.

Long Term Debt

      During the first quarter of fiscal year 2005, the Company closed on an unsecured $100,000 loan from Bank Atlantic, which funds will be used as a part of the purchase of the real property and for an assignment and assumption of a ground lease at one location owned by the Company pursuant to the exercise of an option to purchase. The promissory note earns interest at prime rate and is fully amortized over 36 months, with equal monthly payments of principal and interest.

      During the fourth quarter of fiscal year 2002, the Company closed on a $456,000 loan from Bank Atlantic, which loan was used to prepay the principal balance due on a $1,000,000 loan from Bank of America which loan originated during the second quarter of fiscal year 2000. This loan was prepaid in full during the fourth quarter of fiscal year 2004.

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

Working Capital

      The table below summarizes the current assets, current liabilities, and working capital for the fiscal quarters ended January 1, 2005, and December 27, 2003 and the fiscal year ended October 2, 2004.

                                          Jan. 1,        Dec. 27,        Oct. 2,
     Item                                  2005            2003           2004
                                          -------        --------        -------
                                                     (In Thousands)

Current Assets                            $7,800          $6,697         $5,889
Current Liabilities                        4,900           4,330          3,758
Working Capital                            2,900           2,367          2,131

      Working capital for the fiscal quarter ending January 1, 2005 increased by 22.52% and 36.09% from the working capital for the fiscal quarter ending December 27, 2003 and the fiscal year ending October 2, 2004, respectively. The increase in working capital is due to the completion of the private offering by the limited partnership owning the restaurant in Wellington, Florida during the first quarter of fiscal year 2005 and minimal advances in excess of the monthly rent paid made by the Company as on-going expenses for the restaurant in Pinecrest, Florida during the first quarter of fiscal year 2005.

      Management believes that positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures during the balance of fiscal year 2005. However, it is also anticipated that during the balance of fiscal year 2005, working capital will be adversely affected by investments and/or advances made by the Company to the limited partnership in Pinecrest, Florida pending reimbursement of advances made by the Company in excess of its investment once the private offering by the limited partnership is completed and the exercise by the Company of its option to purchase the real property and ground lease of one location currently leased by the Company.

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

Consolidation of Limited Partnerships

      At January 1, 2005, the Company operates 5 restaurants as general partner for the limited partnership that owns the operations of these restaurants. The Company refers to these entities as joint ventures or limited partnerships. Additionally, the Company expects that any expansion which takes place in opening new restaurants will also result in the Company operating the restaurants as general partner. In addition to the general partnership interest the Company also purchases limited partnership units ranging from 12% to 42% of the total units outstanding. As a result of these controlling interests, the Company consolidates the operations of these limited partnerships with those of the Company despite the fact the Company does not own in excess of 50% of the equity interests. All intercompany transactions are eliminated in consolidation. The minority interests in the earnings of these joint ventures are removed from net income and are not included in the calculation of earnings per share.

Income Taxes

      Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss and tip credit carryforwards to the extent that realization of said benefits is more likely than not. For discussion regarding the Company's carryforwards refer to Note 7 to the consolidated financial statements for fiscal year 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company does not ordinarily hold market risk sensitive instruments for trading purposes but as of January 1, 2005 holds one equity security at a cost of

$303,000 to receive dividend payments and for the Company to satisfy debt in the future. There is no assurance that market price will increase or decrease in the next year. Even if the price of the equity security decreased by 10% below its cost, results of operations would be reduced by $30,000, an amount management considers immaterial.

Interest Rate Risk

      At January 1, 2005, the Company has two debt arrangements which have variable interest rates. For one of these instruments, a mortgage note, the Company has entered into an interest rate swap agreement to hedge the interest rate risk. The mortgage note has an outstanding principal balance at January 1, 2005 of $829,900.

      During the first quarter of fiscal year 2005, the Company closed on a new unsecured loan from Bank Atlantic, in the principal amount of $100,000, which funds are to be used in connection with the Company's exercise of an option to purchase the real property and take an assignment of a ground lease at one of its locations. The promissory note has a variable interest, at prime, but even if interest rates increased by 10%, results of operations would be reduced by less than $10,000, an amount management considers immaterial.

      At January 1, 2005, the Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have negative effect on the Company's earnings. In addition, the Company incurs interest charges on debt at variable rates, which to the extent the Company has not entered into interest rate swap agreements to hedge this risk, could negatively impact the Company's earnings. There is no assurance that interest rates will increase or decrease over the next fiscal year.

Item 4. Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures

      Our President and Chief Financial Officer, after evaluating the effectiveness of Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based upon their evaluation of these controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15(e) or 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any system of controls and procedures, no matter well designed and operated, is subject to limitations, including the exercise of our judgment in evaluating the same. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors.

      (b) Change in Internal Control over Financial Reporting

      During the first quarter of fiscal year 2005, the Company continued to assess the effectiveness of our "internal controls over financial reporting" on an account by account basis as a part of our on-going accounting and financial reporting review process. The assessments were made by management, under the supervision of our Chief Financial Officer. We made no changes in our internal control over financial reporting during the fiscal quarter ending January 1, 2005 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Notwithstanding, the effectiveness of our system of internal control over financial reporting is subject to limitations, including the exercise of our judgment in evaluating the same. As a result, there can be no assurance that our internal control over financial reporting will prevent all errors.

      (c) Compliance with Rule 404 of the Sarbanes-Oxley Act of 2002.

     (c) Subsequent to the end of the first quarter of fiscal year 2005, the Company engaged an independent third party expert to assist the Company in performing the required evaluation of Items 4(a) and 4(b).

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings: See "Litigation" on page 13 of this report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended October 2, 2004 for a discussion of other legal proceedings resolved in prior years.

Item 2- Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3- Defaults Upon Senior Securities: None

Item 4- Submission of Matters to a Vote of Security Holders: None

Item 5- Other Information: None

Item 6- Exhibits and Reports on Form 8-K:

      (a) Exhibits:   Exhibits 31.1, 31.2, 32.1 and 32.2 (Certifications)

      (b) Form 8-K:   None

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized. The information furnished reflects all adjustments to the statement of the results for the interim period.

                                          FLANIGAN'S ENTERPRISES, INC.


Date: February 22, 2005                   /s/ James G. Flanigan
      -----------------                   -------------------------------------
                                          JAMES G. FLANIGAN,
                                          Acting Chief Executive Officer and
                                            President


Date: February 22, 2005                   /s/ Jeffrey D. Kastner
      -----------------                   -------------------------------------
                                          JEFFREY D. KASTNER
                                          Chief Financial Officer and Secretary