Form 10-Q
period 2005-03-31
FLANIGANS ENTERPRISES INC
filed 2005-05-17
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10 -Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended April 2, 2005

                                       or
                                       --

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from ________to_________

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

Registrant's telephone number, including area code, (954) 377 - 1961

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been the subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

Indicate the number of shares outstanding of each of the issuers classes of Common Stock as of the latest practicable date 1,886,575 as of May 17, 2005.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                               INDEX TO FORM 10-Q
                               ------------------

                                  APRIL 2, 2005
                                  -------------

                          PART I. FINANCIAL INFORMATION
                                  ---------------------

Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income -- For the Thirteen and Twenty Six Weeks ended April 2, 2005 and March 27, 2004 (Unaudited)

Consolidated Balance Sheets -- As of April 2, 2005 (Unaudited) and October 2, 2004.

Consolidated Statements of Cash Flows -For the Twenty Six weeks ended April 2, 2005 and March 27, 2004.

             Notes to Consolidated Financial Statements (Unaudited)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Item 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 4. CONTROLS AND PROCEDURES

                    PART II. OTHER INFORMATION AND SIGNATURES
                             --------------------------------

Item 1. Legal Proceedings

Item 2. Change in Securities

Item 3. Default upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8K

Signatures

Exhibit - 31.1

Exhibit - 31.2

Exhibit - 32.1

Exhibit - 32.2

                          FLANIGAN'S ENTERPRISES, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)

                                              Thirteen Weeks          Twenty Six Weeks
                                                  Ended                    Ended

                                            April 2     Mar. 27     April 2     Mar. 27
                                             2005        2004        2005        2004
                                           --------    --------    --------    --------
REVENUES:
  Restaurant food sales                    $  7,351    $  7,262    $ 13,949    $ 13,235
  Restaurant bar sales                        1,708       1,747       3,287       3,186
  Package good sales                          3,073       2,957       6,409       5,758
  Franchise related revenues                    200         295         450         614
  Owner's fee                                    37          38          75          92
  Other operating income                         80           2         104          43
                                           --------    --------    --------    --------
                                             12,449      12,301      24,274      22,928
                                           --------    --------    --------    --------
COSTS AND EXPENSES:
 Cost of merchandise sold:
      Restaurant and lounges                  3,171       3,158       6,096       5,750
      Package goods                           2,205       2,121       4,604       4,135
 Payroll and related costs                    3,336       3,443       6,459       6,274
 Occupancy costs                                669         716       1,365       1,303
 Selling, general and
  administrative expenses                     2,470       2,481       4,813       4,732
                                           --------    --------    --------    --------
                                             11,851      11,919      23,337      22,194
                                           --------    --------    --------    --------

Income from operations                          598         382         937         734
                                           --------    --------    --------    --------
OTHER INCOME (EXPENSE):
Interest expense                                (29)        (33)        (58)        (61)
Minority interest in earnings of
consolidated joint ventures                    (197)        (53)       (210)        (99)
Interest income                                  30          25          41          31
Other                                            34           7          46          22
                                           --------    --------    --------    --------
                                               (162)        (54)       (181)       (107)
                                           --------    --------    --------    --------

Income before Provision for Income Taxes        436         328         756         627

Provision for Income Taxes                      109          76         189         144
                                           --------    --------    --------    --------

Net Income                                 $    327    $    252    $    567    $    483
                                           ========    ========    ========    ========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)

                                   (Continued)

                                            Thirteen Weeks           Twenty Six Weeks
                                                 Ended                     Ended

                                          April 2      Mar. 27      April 2       Mar 27
                                            2005         2004         2005         2004
                                         ----------   ----------   ----------   ----------
Net Income Per Common Share:
           Basic                         $     0.17   $     0.13   $     0.30   $     0.25
                                         ==========   ==========   ==========   ==========
           Diluted                       $     0.17   $     0.13   $     0.29   $     0.25
                                         ==========   ==========   ==========   ==========

Weighted Average Shares and Equivalent
            Shares Outstanding
                Basic                     1,904,720    1,927,181    1,910,102    1,927,181
                                         ==========   ==========   ==========   ==========
                Diluted                   1,932,531    1,960,042    1,931,575    1,960,715
                                         ==========   ==========   ==========   ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  APRIL 2, 2005 (UNAUDITED) AND OCTOBER 2, 2004
                                 (In Thousands)

                                     ASSETS

                                                           APRIL 2     OCTOBER 2
                                                             2005         2004
                                                          ---------    ---------

Current Assets:

Cash and cash equivalents                                 $   3,555    $   2,936
Marketable securities                                           303          328
Notes and mortgages receivables,
    current maturities, net                                      19           25
Due from franchisees                                            163           --
Other receivables                                               253          271
Inventories                                                   2,072        1,650
Prepaid expenses                                                997          565
Deferred tax asset                                              114          114
                                                          ---------    ---------
           Total Current Assets                               7,475        5,889
                                                          ---------    ---------

Property and Equipment                                       12,270       12,091
                                                          ---------    ---------

Investments in Joint Ventures                                   100          124
                                                          ---------    ---------
Other Assets:

Liquor licenses, net                                            347          347
Notes and mortgages receivable, net                             122          128
Deferred tax asset                                              368          368
Other                                                         1,059          827
                                                          ---------    ---------
           Total Other Assets                                 1,896        1,670
                                                          ---------    ---------
           Total Assets                                   $  21,741    $  19,774
                                                          =========    =========

                  FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  APRIL 2, 2005 (UNAUDITED) AND OCTOBER 2, 2004

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                                 (In Thousands)

                                                          APRIL 2     OCTOBER 2,
                                                           2005          2004
                                                         ---------    ----------

Current Liabilities:

   Accounts payable and accrued expenses                 $   4,218    $   2,824
   Due to franchisees                                          486          767
   Current portion of long term debt                           109           97
   Deferred  revenues                                           59           70
                                                         ---------    ---------
        Total Current Liabilities                            4,872        3,758
                                                         ---------    ---------

Long Term Debt, Net of Current Maturities                    1,290        1,217
                                                         ---------    ---------
Minority Interest in Equity of
 Consolidated Joint Ventures                                 5,737        4,698
                                                         ---------    ---------

Stockholder's Equity:

  Common stock, $.10 par value; 5,000,000 shares
    authorized; 4,197,642 shares issued                        420          420
  Capital in excess of par value                             6,147        6,147
  Retained earnings                                          8,962        8,974
  Accumulated other comprehensive income                        --           25
  Treasury stock, at cost, 2,307,917 shares
      at April 2, 2005 and 2,280,817
      shares at October 2, 2004                             (5,687)      (5,465)
                                                         ---------    ---------
      Total Stockholders' Equity                             9,842       10,101
                                                         ---------    ---------
     Total Liabilities and Stockholders' Equity          $  21,741    $  19,774
                                                         =========    =========

See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE TWENTY SIX WEEKS ENDED APRIL 2, 2005 AND MARCH 27, 2004
                                 (In Thousands)

                                                              APRIL 2     MARCH 27
                                                                2005        2004
                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                   $     597    $     483
Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation and amortization                                 702          718
     Minority interest in earnings of
       consolidated joint ventures                                 210           99
     Recognition of deferred revenue                               (11)          --

     Changes in operating assets
       and liabilities:
     (Increase) decrease in:
          Due from franchises                                     (163)         180
          Other receivables                                         18          (15)
          Inventories                                             (422)        (269)
          Prepaid expenses                                        (431)         (52)
          Refundable deposit, major supplier                        --           77
          Other assets                                            (232)         (338)
     Increase (decrease) in:
           Accounts payable and accrued expenses                 1,394        1,006
           Due to franchises                                      (281)         287
                                                             ---------    ---------
Net cash provided by operating activities                        1,381        2,176
                                                             ---------    ---------
Cash flows from Investing Activities:

          Collection on notes and mortgages receivable              12           11
          Purchase of property and equipment                      (881)      (1,038)
          Proceeds from certificate of deposit redemption           --          354
          Investment in marketable securities                       --         (172)
          Distributions from unconsolidated joint ventures          24           --
                                                             ---------    ---------
               Net cash used in investing activities              (845)        (845)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE TWENTY SIX WEEKS ENDED APRIL 2, 2005 AND MARCH 27, 2004
                                 (In Thousands)

                                                      APRIL 2    MARCH 27
                                                       2005        2004
                                                     --------    --------

Cash flows from Financing Activities:
     Payment of long term debt                           (228)       (157)
     Proceeds from long term debt                         313          --
     Dividends paid                                      (609)       (581)
     Purchase of treasury stock                          (223)        (68)
     Distributions to joint ventures
         minority partners                               (536)       (580)
     Proceeds from joint venture interests              1,365       1,325
     Proceeds from exercise of stock options                1          31
                                                     --------    --------
Net cash provided by (used in) financing activities        83         (30)
                                                     --------    --------

Net Increase In Cash and Cash Equivalents                 619       1,301
Cash and Cash Equivalents,
    Beginning of Period                                 2,936       1,587
                                                     --------    --------
Cash and Cash Equivalents
    End of Period                                    $  3,555    $  2,888
                                                     ========    ========

Supplemental Disclosure for Cash Flow Information:
     Cash paid during period for:
           Interest                                  $     56    $     61
                                                     ========    ========
           Income taxes                              $     81    $    161
                                                     ========    ========

 See accompanying notes to unaudited condensed consolidated financial statements

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  APRIL 2, 2005

(1) BASIS OF PRESENTATION:

The financial information for the periods ended April 2, 2005, and March 27, 2004 are unaudited. Financial information as of October 2, 2004 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10- K for the year ended October 2, 2004. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(4) RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Boards ("FASB") issued its final standard on accounting for share-based payments ("SBP"), FASB Statement No. 123R (revised 2004), Share-Based Payment. The Statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The effective date for public companies is interim and annual periods beginning after January 1, 2006, and applies to all outstanding and unvested SBP awards at a company's adoption. Management does not anticipate that this Statement will have a significant impact on the Company's consolidated financial statements.

(5) INVESTMENT IN JOINT VENTURES:

Pinecrest, Florida

During the third quarter of fiscal year 2003, the Company, as general partner of the limited partnership, entered into a Sale of Business Agreement for the purchase of an existing restaurant in Pinecrest, Florida, which transaction closed during the first quarter of fiscal year 2004. The purchase price of approximately $340,000 related to the acquisition of a below market lease and will therefore be recognized as additional lease expense over the remaining life of the lease once operation of the restaurant commences. As of April 2, 2005 the $340,000 is included in the accompanying balance sheet in other assets. The Company agreed to unconditionally guaranty the lease for the business premises in order to procure the consent of the landlord to the assignment of the lease. During the second quarter of fiscal year 2004 and after removing the interior finishes in anticipation of completing its building plans for the renovation of business premises, the Company found numerous, substantial structural deficiencies which must be rectified prior to any renovations being made.

During the third quarter of fiscal year 2004, the Company, as general partner of the limited partnership, and the landlord agreed upon the structural repairs required, as set forth by the landlord's engineering firm, and to equally share the cost thereof in order to minimize further delay to the renovation of the business premises. During fourth quarter of fiscal year 2004, the structural repairs were made by the landlord's contractor. Upon submitting its building plans to Pinecrest, Florida for review and the issuance of building plans, the Company was advised that there were structural problems that had not been addressed and other structural problems that were not adequately repaired and that its building plans would not be reviewed until the structural problems were rectified. The Company, as general partner of the limited partnership, is proceeding with the necessary structural repairs, while preserving its right to pursue a claim against the landlord for its contribution to any additional structural repairs and reimbursement of rent paid while the processing of its building plans is delayed. The structural repairs should be completed during the fourth quarter of fiscal year 2005, after which the limited partnership's building plans will be processed by Pinecrest, Florida, building permits issued and the renovations made to the business premises. The limited partnership still intends to raise funds through a private offering to renovate the restaurant once the renovation costs have been determined. At the end of the second quarter of fiscal year 2005, the Company had advanced $ 999,000 to the limited partnership, the use of which included, but was not limited to, funds to close on the purchase of the existing business, architectural and engineering fees and its contribution to structural repairs made to date. The Company continues to act as a general partner and will also be the owner of up to thirty three and one-third percent limited partnership interest. It is anticipated that the renovated restaurant will be open for business by the end of calendar year 2005.

Wellington, Florida

During the fourth quarter of fiscal 2004, a limited partnership was formed with the Company as general partner, which limited partnership entered into a lease agreement to own and operate a restaurant in Wellington, Florida. During the first quarter of fiscal year 2005, the limited partnership completed its private offering, raising the sum of $1,850,000 to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The Company continues to act as general partner and is also the owner of a twenty six percent limited partnership interest, as are other related parties, including but not limited to officers and directors of the Company and their families. Possession of the business premises was turned over to the limited partnership at the start of the first quarter of fiscal quarter year 2005, renovations are underway and it is anticipated that the renovated restaurant will open for business during the third quarter of fiscal year 2005.

(6) INVESTMENTS:

Investments in equity securities that have readily determinable values are classified and accounted for as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income. Realized gains and losses are calculated based on the specific identification method and recorded in "other income" on the income statement. At April 2, 2005, cost approximated fair market value.

(7) INCOME TAXES:

Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards and tax credits to the extent that realization of said tax benefits is more likely than not. The deferred tax asset was $482,000 as of April 2, 2005 and as of October 2, 2004.

(8) COMMITMENTS AND CONTINGENCIES:

                                   Guarantees

The Company guarantees various leases for franchisees, limited partnerships and locations sold in prior years. Remaining rental commitments required under these leases are approximately $2,418,000. The remaining rental commitment as of the end of the fiscal quarter ending April 2, 2005 only decreased by $21,000 as compared to the remaining rental commitments as of the end of fiscal quarter ending January 1, 2005 due to the exercise of a five year renewal option for one of such leases during the fiscal quarter ending April 2, 2005. In the event of a default under any of these agreements, the Company will have the right to repossess the premises and operate the business to recover amounts paid under the guarantee either by liquidating assets or operating the business.

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

Information concerning the revenues and operating income for the thirteen and twenty six weeks ended April 2, 2005 and March 27, 2004, and identifiable assets for the two segments in which the Company operates, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses are shown in the following tables. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash and notes and mortgages receivable. The Company does not have any operations outside of the United States and intersegment transactions are not material.

                                                            Thirteen Weeks Ended
                                                             April 2    March 27
                                                              2005        2004
                                                            --------    --------

Operating Revenues:
     Restaurants                                            $  9,059    $  9,009
     Retail package stores                                     3,073       2,957
     Other revenues                                              317         335
                                                            --------    --------
            Total operating revenues                        $ 12,449    $ 12,301

                                                          Thirteen Weeks Ended
                                                          April 2      March 27
                                                           2005          2004
                                                         --------      --------
Operating Income Reconciled to Income
    before Income Taxes:
          Restaurants                                    $    697      $    759
          Retail package stores                               255            84
                                                         --------      --------
                                                              952           843
          Corporate expenses, net of other
              revenues                                       (354)         (461)
                                                         --------      --------
          Operating Income                                    598           382
          Other                                              (162)          (54)
                                                         --------      --------
          Income Before Income Taxes                     $    436      $    328

Depreciation and Amortization:
          Restaurants                                    $    231      $    301
          Retail package stores                                32            13
                                                         --------      --------
                                                              263           314
          Corporate                                            61            44
                                                         --------      --------
Total Depreciation and Amortization                      $    324      $    358

Capital Expenditures:
          Restaurants                                    $    512      $    217
          Retail package store                                 80             9
                                                         --------      --------
                                                              592           226
          Corporate                                           (34)*          77
                                                         --------      --------
Total Capital Expenditures                               $    558      $    303

* Includes ($72,000) transfer of furniture and fixtures from Corporate warehouse to retail package stores.

                                                         Twenty Six Weeks Ended
                                                          April 2      March 27
                                                           2005          2004
                                                         --------      --------
Operating Revenues
          Restaurants                                    $ 17,236      $ 16,421
          Retail package stores                             6,409         5,758
          Other revenues                                      629           749
                                                         --------      --------
                    Total operating revenues             $ 24,274      $ 22,928
Operating Income Reconciled to Income
    before Income Taxes:
          Restaurants                                    $  1,355      $  1,393
          Retail package stores                               450           194
                                                         --------      --------
                                                            1,805         1,587
          Corporate expenses, net of other
              Revenues                                       (868)         (853)
                                                         --------      --------

                                                   Twenty Six Weeks Ended
                                                    April 2    March 27
                                                     2005        2004
                                                   --------    --------

           Operating income                             937         734
           Other                                       (181)       (107)
                                                   --------    --------
           Income Before Income Taxes              $    756    $    627

Depreciation and Amortization:
           Restaurants                             $    548    $    581
           Retail package stores                         63          40
                                                   --------    --------
                                                        611         621
           Corporate                                     91          97
                                                   --------    --------
Total Depreciation and Amortization                $    702    $    718

Capital Expenditures:

           Restaurants                             $    763    $    938
           Retail package store                          89          51
                                                   --------    --------
                                                        852         989
           Corporate                                     29*         49
                                                   --------    --------
Total Capital Expenditures                         $    881    $  1,038

* Includes ($72,000) transfer of furniture and fixtures from Corporate warehouse to retail package stores.

                                                    April 2    October 2
                                                      2005        2004
                                                   --------    ---------
Identifiable Assets:
           Restaurants                             $ 10,797    $ 10,033
           Retail package store                       2,594       2,505
                                                   --------    --------
                                                     13,391      12,538
           Corporate                                  8,350       7,236
                                                   --------    --------
Consolidated Totals                                $ 21,741    $ 19,774
                                                   ========    ========

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Ace of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipates, appears, expects, trends, intends, hopes, plans, believes, seek, estimates, may, will," and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to customer demand and competitive conditions. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the Company's fiscal year ended October 2, 2004 and in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

The Company owns and/or operates full service restaurants, package liquor stores and an entertainment oriented club (collectively the "units"). At April 2, 2005, the Company operated 18 units and had equity interests in seven units which have been franchised by the Company. The table below sets out the changes, if any, in the type and number of units being operated.

                             April 2    Oct. 2     Mar 27      Note
                              2005       2004       2004      Number
                            --------   --------   --------   --------
Types of Units
    -----------------------------------------------------------------
Company owned:
   Combination package
   and restaurant                  4          4          4
   Restaurant only                 2          2          2
   Package store only              5          5          5   (1)

Company Managed
Restaurants Only:
     Limited Partnerships          5          5          5   (2) (3) (4)
     Franchise                     1          1          1

Company Owned Club:                1          1          1
     Total Company
     Owned/Operated Units         18         18         18

Franchised Units                   7          7          7   (5)

Notes:

(1) During the second quarter of fiscal year 2001, the Company completed renovations to its new corporate offices and relocated to the same. The new corporate offices consist of a two (2) story building, with space set aside on the ground floor for a package liquor store. The Company filed an application for its building permits during the third quarter of fiscal year 2002, but is still involved in litigation with the adjacent shopping center over the Company's right to non-exclusive parking in the shopping center. The construction of the package liquor store has been postponed until the litigation is concluded, which should occur during fiscal year 2005. This package liquor store is not included in the table of units.

(2) During the third quarter of fiscal year 2003, the Company, as general partner of the limited partnership, entered into a Sale of Business Agreement for the purchase of an existing business in Pinecrest, Florida, which transaction closed during the first quarter of fiscal year 2004. The Company, as general partner of the limited partnership, is proceeding with necessary structural repairs, while preserving its right to pursue a claim against the landlord for its contribution to the additional structural repairs and reimbursement of rent paid while the processing of its building plans is delayed. The structural repairs should be completed during the fourth quarter of fiscal year 2005, after which the limited partnership's building plans will be processed by Pinecrest, Florida, building permits issued and the renovations made to the business premises. It is anticipated that the renovated restaurant will be open for business by the end of calendar year 2005 and is not included in the table of units.

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

(4) During the fourth quarter of fiscal year 2004, a limited partnership was formed with the Company as general partner, which limited partnership entered into a lease agreement to own and operate a restaurant in Wellington, Florida under the "Flanigan's Seafood Bar and Grill" servicemark. During the first quarter of fiscal year 2005, the limited partnership raised funds through a private offering to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The Company acts as general partner and owns a twenty six percent limited partnership interest. It is anticipated that the renovated restaurant will open for business during the third quarter of fiscal year 2005 and is not included in the table of units.

(5) Since the fourth quarter of 1999, the Company has managed the restaurant for a franchisee. The franchised restaurant is included in the table of units as a restaurant operated by the Company and the franchise is also included as a unit franchised by the Company and in which the Company has an interest.

      Results of Operation
      --------------------

                                             Thirteen Weeks Ended
                                        April 2,                  Mar. 27,
                                          2005                     2004
                                     Amount Percent           Amount Percent
                                     --------------           --------------
                                     (In Thousands)           (In Thousands)

Restaurant food sales          $  7,351        60.59     $  7,262        60.68
Restaurant bar sales              1,708        14.07        1,747        14.60
Package goods sales               3,073        25.34        2,957        24.72
                               --------     --------     --------     --------

Total sales                    $ 12,132       100.00     $ 11,966       100.00

Franchise related revenues          200                       295
Owners fee                           37                        38
Other operating income               80                         2
                               --------                  --------

Total Revenue                  $ 12,449                  $ 12,301
                               ========                  ========

                                           Twenty Six Weeks Ended
                                     April 2,                   Mar. 27,
                                       2005                      2004
                                Amount       Percent      Amount      Percent
                                --------------------      -------------------
                                    (In Thousands)            (In Thousands)

Restaurant food sales          $ 13,949        59.00     $ 13,235        59.67
Restaurant bar sales              3,287        13.88        3,186        14.36
Package goods sales               6,409        27.12        5,758        25.97
                               --------     --------     --------     --------
Total sales                    $ 23,645       100.00     $ 22,179       100.00

Franchise related revenues          450                       614
Owners fee                           75                        92
Other operating income              104                        43
                               --------                  --------
Total Revenue                  $ 24,274                  $ 22,928
                               ========                  ========

As the table above illustrates, total revenues increased by 1.20% and 5.87% for the thirteen weeks and twenty six weeks of fiscal year 2005, respectively, as compared to the total revenues for the thirteen weeks and twenty six weeks of fiscal year 2004. The increase in total revenue for the twenty six weeks, was primarily due to the restaurant in Stuart, Florida being open for the first quarter of fiscal year 2005 and the package goods store in Hollywood, Florida being open for the entire first quarter of fiscal year 2005. Total revenues should continue to increase due to the opening of the restaurant in Wellington, Florida during the third quarter of fiscal year 2005. The restaurant in Pinecrest, Florida will not open for business prior to the end of fiscal year 2005 and will not contribute to total revenues during the fiscal year.

Restaurant food sales represented 60.59% and 59.00% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2005, respectively, as compared to 60.68% and 59.67% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2004 respectively. The weekly average of same store restaurant food sales, which now includes three joint ventures restaurants instead of one, were $437,403 and $423,762 for the twenty six weeks, ended April 2, 2005 and March 27, 2004, respectively, an increase of 3.2%. The weekly average of same store restaurant food sales were $463,403 and $452,271 for the thirteen weeks ended April 2, 2005 and March 27, 2004, respectively, an increase of 2.4%. The increase in restaurant food sales for both the thirteen weeks and the twenty six weeks of fiscal year 2005 is due to menu price increases and the continued increase in the weekly average of same store restaurant food sales. Restaurant food sales should continue to increase throughout the balance of the fiscal year due to additional menu price increases instituted subsequent to the end of the second fiscal quarter to off-set increased costs, especially higher payroll costs due to the new Florida minimum wage, effective May 2, 2005.

Restaurant bar sales represented 14.07% and 13.88% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2005, respectively, as compared to 14.60% and 14.36% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2004, respectively. Restaurant bar sales were $1,708,000 and $1,747,000 for the thirteen weeks ended April 2, 2005 and March 27, 2004 respectively, a decrease of 2.2%. Restaurant bar sales were $3,287,000 and $3,186,000 for the twenty six weeks ended April 2, 2005 and March 27, 2004, respectively, an increase of 3.2%. Restaurant bar sales decreased during the thirteen weeks ended April 2, 2005 due primarily to the decrease in restaurant bar sales generated by the joint venture restaurant in Stuart, Florida, which had just opened for business during the thirteen weeks ended March 27, 2004, and the joint venture restaurant in Weston, Florida which has been adversely affected by four (4) competitors who have opened for business in the immediate vicinity since the beginning of the calender year. Restaurant bar sales increased during the twenty six weeks ended April 2, 2005 due primarily to the joint venture restaurant in Stuart, Florida being open for the entire twenty six weeks versus thirteen weeks of the prior fiscal year. The weekly average of same store restaurant bar sales were $100,653 and $96,176 for the twenty six weeks ended April 2, 2005 and March 27, 2004, respectively, an increase of 4.7%. The weekly average of same store restaurant bar sales were $105,079 and $100,079 for the thirteen weeks ended April 2, 2005 and March 27, 2004, respectively, an increase of 5.0%. The increase in the weekly average of same store restaurant bar sales for both the thirteen weeks and twenty six weeks of fiscal year 2005 is consistent with the increase in the weekly average of same store restaurant food sales and is also attributed to promotions designed to increase restaurant bar sales. Subsequent to the end of the second quarter of fiscal year 2005, the Company introduced additional promotions designed to increase restaurant bar sales, without jeopardizing the Company's perception as a family restaurant.

Package goods sales represented 25.34% and 27.12% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2005, respectively, as compared to 24.72% and 25.97% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2004, respectively. The weekly average of same store package good sales were $223,743 and $210,468 for the twenty six weeks, ended April 2, 2005 and March 27, 2004, respectively, an increase of 6.3%. The weekly average of same store package sales were $215,649 and $213,520 for the thirteen weeks ended April 2, 2005 and March 27, 2004 respectively, an increase of 1.0%. The increase was primarily due to increased volume. Package good sales are expected to continue increasing through the balance of fiscal year 2005 due to the continued increase in the weekly average of same store package sales.

The gross profit margin for restaurant and bar sales was 65.00% and 65.42% for the thirteen weeks ended April 2, 2005 and March 27, 2004, respectively. The gross profit margin for the restaurant and bar sales was 64.63% and 65.41% for the twenty six weeks ended April 2, 2005 and March 27, 2004, respectively. The gross profit margin for restaurant and bar sales for the thirteen weeks and twenty six weeks of fiscal year 2005 were adversely effected by higher food costs, especially the cost of ribs. The Company's annual contract with its rib supplier for calendar year 2005 is at a more favorable cost than the expiring annual contract from calendar year 2004, but at the start of the thirteen weeks ending March 27, 2004, the Company still had ribs remaining from its annual contract from calendar year 2003, at a significantly lower cost. The Company has offset these increased food costs by menu price increases and will continue to do so, where competitively possible, through the remainder of fiscal year 2005.

The gross profit margin for package goods stores was 28.25% and 28.27% for the thirteen weeks ended April 2, 2005 and March 27, 2004, respectively. The gross profit margin for package goods stores was 28.16% and 28.19% for the twenty six weeks ended April 2, 2005 and March 27, 2004, respectively. The consistency in gross profit is attributed to the purchase of "close out" and merchandise reduction from wholesalers and the continued implementation of a new training program for package store employees. The gross profit margin for package goods sales is expected to remain constant through the balance of fiscal year 2005.

Operating Costs and Expenses

Operating costs and expenses were $ 11,851,000 and $11,919,000 for the thirteen weeks ended April 2, 2005 and March 27, 2004 respectively, a decrease of 0.57%. Operating costs and expenses were $23,337,000 and $22,194,000 for the twenty six weeks ended April 2, 2005 and March 27, 2004, respectively, an increase of 5.15%. The decrease in operating costs and expenses for the thirteen weeks ended April 2, 2005 was primarily due to the opening costs of the restaurant in Stuart, Florida during the second quarter of fiscal year 2004 and efforts by the Company to reduce costs, where possible. The increase in operating costs and expenses for the twenty six weeks ended April 2, 2005 was primarily due to the operation of the restaurant in Stuart, Florida during the first quarter of fiscal year 2005 and the package goods store in Hollywood, Florida being open for the entire first quarter of fiscal year 2005, as well as a general increase in overall operating costs and expenses. Operating costs and expenses are expected to continue increasing through the balance of fiscal year 2005 with the anticipated opening of the restaurant in Wellington, Florida during the third quarter of fiscal year 2005 and a general increase in overall operating costs and expenses, including but not limited to food costs. The new restaurant in Pinecrest, Florida will not be open for business, nor will it be preparing to open for business prior to the end of fiscal year 2005, so the opening or preparation for opening of the new restaurant in Pinecrest, Florida will not increase operating costs and expenses for the balance of the fiscal year.

Payroll and related costs were $3,336,000 and $3,443,000 for the thirteen weeks ended April 2, 2005 and March 27, 2004 respectively, a decrease of 3.11%. Payroll and related costs were $6,459,000 and $6,274,000 for the twenty six weeks ended April 2, 2005 and March 27, 2004, respectively, an increase of 2.95%. The decrease in payroll for the thirteen weeks ended April 2, 2005 was due primarily to the increased labor costs associated with the opening of the restaurant in Stuart, Florida during the second quarter of fiscal year 2004. The increase in payroll and related costs for the twenty six weeks ending April 2, 2005 was due to the operation of the restaurant in Stuart, Florida and the new package store in Hollywood, Florida for the entire twenty six weeks. Payroll and related costs will increase through the balance of fiscal year 2005 primarily due to the new Florida minimum wage which increased the minimum wage paid to "tipped" employees from $2.13 per hour to $3.13 per hour effective May 2, 2005, subject also to an annual increase based upon the percentage increase in the cost of living index, and with the opening of the restaurant in Wellington, Florida. The Company had no alternative but to increase menu prices to offset anticipated higher payroll and related costs due to the increase in the Florida minimum wage.

Occupancy costs which include rent, common area maintenance, repairs and taxes were $669,000 and $716,000 for the thirteen weeks ended April 2, 2005 and March 27, 2004 respectively, a decrease of 6.56%. Occupancy costs were $1,365,000 and $1,303,000 for the twenty six weeks ended April 2, 2005 and March 27, 2004, respectively, an increase of 4.76%. The decrease in occupancy costs for the thirteen weeks ended April 2, 2005 was due to the payment of past due property taxes during the thirteen weeks ended March 27, 2004. The increase in occupancy costs for the twenty six weeks ended April 2, 2005 is accounted for by the payment of rent for the restaurant in Pinecrest, Florida for the entire twenty six weeks versus thirteen weeks of the prior fiscal year. Occupancy costs will continue to increase through the balance of fiscal year 2005 with the payment of rent for the restaurant in Wellington, Florida commencing during the third quarter of fiscal year 2005.

Selling, general and administrative expenses were $2,470,000 and $2,481,000 for the thirteen weeks ended April 2, 2005 and March 27, 2004, respectively, a decrease of 0.44%. Selling, general and administrative expenses were $4,813,000 and $4,732,000 for the twenty six weeks ended April 2, 2005 and March 27, 2004, respectively, an increase of 1.71%. The decrease in selling, general and administrative expenses for the thirteen weeks ended April 2, 2005 was due primarily to the costs associated with the opening of the restaurant in Stuart, Florida during the second quarter of fiscal year 2004, as well as efforts by the Company to reduce costs, where possible. The increase in selling, general and administrative expenses for the twenty six weeks ended April 2, 2005 was due to the opening of the restaurant in Stuart, Florida and the new package store in Hollywood, Florida being open for the entire twenty six weeks; expenses associated with the restaurants in Wellington, Florida and Pinecrest, Florida; and an overall increase in expenses generally.

New Joint Venture Restaurants

As the Company opens new joint venture restaurants on a more regular basis the Company's income from operations will be adversely affected by the higher costs associated with the opening of the same. To insure that a new restaurant opens with the high quality of service for which the Company is known, the Company has a select group of employees, known as "new restaurant openers", who travel to new restaurants for that purpose. "New restaurant openers" may spend up to 90 days at a new restaurant. If the new joint venture restaurant is not local, lodging has to be provided for the "new restaurant openers", which increases the opening costs significantly. To date, lodging for "new restaurant openers" has only been provided for the new joint venture restaurant in Stuart, Florida. In addition, immediately prior to the opening of a new restaurant and in order to provide a "test run" for the same, the Company sponsors pre-opening parties for its joint venture investors and the Company employees.

In addition, the pre-opening rent is generally less for new leases, rather than the purchase of an existing location which includes the assumption of an existing lease. In the case of the joint venture restaurant in Wellington, Florida, subsequent to the end of the second quarter of fiscal year 2005, the Company, as general partner of the limited partnership which owns the joint venture restaurant, extended the period of time in the lease agreement for renovations prior to the commencement of the lease to two hundred ten (210) days by adding two (2) months to the initial term of the lease. It is anticipated that the restaurant will be renovated and open for business within two hundred forty (240) days, in which event, pre-opening rent should still not exceed
$18,000. As of April 2, 2005, the pre-opening rent paid for the new joint venture in Pinecrest, Florida aggregated $255,000 and continues at $17,000 per month.

During the thirteen weeks and twenty six weeks ended April 2, 2005, the joint venture in Wellington, Florida reported losses of $60,597 and $163,967 respectively and the joint venture restaurant in Pinecrest, Florida, which is still undergoing structural repairs at this time, reported losses of $70,404 and $150,818 respectively, thus reducing income from operations for the thirteen weeks and twenty six weeks ending April 2, 2005. During the balance of fiscal year

2005, income from operations will be adversely affected by the opening costs still to be incurred for the new joint venture restaurants in Wellington, Florida and Pinecrest, Florida.

Trends

During the next twelve months management expects continued increases in restaurant sales, due primarily to the opening of the restaurant in Wellington, Florida and Pinecrest, Florida and continued increases in same store restaurant sales. Package good sales are also expected to increase due primarily to increases in same store package goods sales. At the same time, management also expects higher food costs, payroll costs and an overall increase in expenses. The Company has already raised some of its menu prices to offset higher food costs and payroll costs and will continue to do so wherever competitively possible. During the next twelve months, management projects an increase in overall profit before income tax.

Liquidity and Capital Resources

Cash Flows

The following table is a summary of the Company's cash flows for the twenty six weeks of fiscal years 2005 and 2004.

                                                         Twenty Six Weeks Ended
                                                         April 2       Mar. 27
                                                           2005          2004
                                                         ----------------------
                                                             (In Thousands)

     Net cash provided by
        operating activities                             $  1,381      $  2,176
     Net cash (used in)
         investing activities                                (845)         (845)
     Net cash provided by (used in)
         financing activities                                  83           (30)
                                                         --------      --------

      Net Increase  in Cash and Cash Equivalents              619         1,301

      Cash and Cash Equivalents,  Beginning                 2,936         1,587
                                                         --------      --------

      Cash and Cash Equivalents, Ending                  $  3,555      $  2,888
                                                         ========      ========

On December 9, 2004, the Company declared a cash dividend of 32 cents per share payable on January 28, 2005 to the shareholders of record on January 14, 2005.

On December 18, 2003 the Company declared a cash dividend of 30 cents per share payable on January 15, 2004 to shareholders of record on December 30, 2003.

Capital Expenditures

The Company had additions to fixed assets of $881,000 during the twenty six weeks ended April 2, 2005 as compared to $1,038,000 for the twenty six weeks ended March 27, 2004 and $1,873,000 for the fiscal year ended October 2, 2004. The additions to fixed assets during the twenty six weeks ended April 2, 2005 included the renovations to the business premises of the restaurant in Wellington, Florida, while the addition to fixed assets during the twenty six weeks ended March 27, 2004 included the renovations to the business premises of the restaurant in Stuart, Florida.

All of the Company's units require periodic refurbishing in order to remain competitive. The budget for fiscal year 2005 for the foregoing is $325,000. The Company expects the funds for these improvements to be provided from operations. In addition, during the first quarter of fiscal year 2005, the limited partnership which owns the restaurant in Wellington, Florida completed its private offering, raising the sum of $1,850,000 towards capital expenditures for fiscal year 2005. It is anticipated that the joint venture in Pinecrest, Florida will require approximately $2,800,000 in capital expenditures, the majority of which will be raised through a private offering.

Long Term Debt

As of the fiscal quarter ending April 2, 2005, the Company had long term debt of $1,399,000, compared to $1,446,000 and $1,314,000 for the fiscal quarter ending January 1, 2005 and the fiscal year ending October 2, 2004 respectively, a decrease of 3.3% from the fiscal quarter ending January 1, 2005 and an increase of 6.5% from the fiscal year ending October 2, 2004. The decrease in long term debt as of the fiscal quarter ending April 2, 2005 when compared to the long term debt as of the fiscal quarter ending January 1, 2005 includes a $16,500 discount on the re-financing of a purchase money chattel mortgage by one of the limited partnerships. The increase in long term debt as of the fiscal quarter ending April 2, 2005, when compared to long term debt as of the fiscal year ending October 2, 2004, includes the unsecured $100,000 loan from Bank Atlantic and two (2) secured auto loans, in the aggregate amount of $65,000, originating during the first quarter of fiscal year 2005.

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for the fiscal quarters ended April 2, 2005, and March 27, 2004 and the fiscal year ended October 2, 2004.

                                            April 2,      Mar. 27,       Oct. 2,
           Item                               2005          2004          2004
                                            --------      --------      --------
                                                       (In Thousands)

Current Assets                              $  7,475      $  6,378      $  5,889
Current Liabilities                            4,872         4,104         3,758
                                            --------      --------      --------
Working Capital                                2,603         2,274         2,131

Working capital for the fiscal quarter ending April 2, 2005 increased by 14.47% and 22.15% from the working capital for the fiscal quarter ending March 27, 2004 and the fiscal year ending October 2, 2004, respectively. The increase in working capital is due to the completion of the private offering by the limited partnership owning the restaurant in Wellington, Florida during the first quarter of fiscal year 2005. In addition, the Company made minimal advances in excess of the monthly rent paid for the restaurant in Pinecrest, Florida during the second quarter of fiscal year 2005.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not ordinarily hold market risk sensitive instruments for trading purposes but as of April 2, 2005 holds one equity security at a cost of $303,000 to receive dividend payments and for the Company to satisfy debt in the future. There is no assurance that market price will increase or decrease in the next year. Even if the price of the equity security decreased by 10% below its cost, results of operations would be reduced by $30,000, an amount management considers immaterial.

Interest Rate Risk

At April 2, 2005, the Company has two debt arrangements which have variable interest rates. For one of these instruments, a mortgage note, the Company has entered into an interest rate swap agreement to hedge the interest rate risk. The mortgage note has an outstanding principal balance at April 2, 2005 of $824,219.

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

At April 2, 2005, the Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have negative effect on the Company's earnings. In addition, the Company incurs interest charges on debt at variable rates, which to the extent the Company has not entered into interest rate swap agreements to hedge this risk, could negatively impact the Company's earnings. There is no assurance that interest rates will increase or decrease over the next fiscal year.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Within the ninety (90) day period prior to the filing of this quarterly report, our Chief Executive Officer and Chief Financial Officer have, with the participation of management and the assistance of an independent third party expert, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-15(e) of 15d-15(e)). It is the conclusion of our Chief Executive Officer and Chief Financial Officer that such disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective in ensuring that material information is accumulated and communicated to management and made known to the Chief Executive Officer and Chief Financial Officer particularly during the period in which this report was prepared, as appropriate, to allow timely decisions regarding timely disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, is subject to limitations, including the exercise of our judgment in evaluating the same. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors.

(b) Change in Internal Control over Financial Reporting

During the second quarter of fiscal year 2005, the Company continued to assess the effectiveness of our "internal controls over financial reporting" on an account by account basis as a part of our on-going accounting and financial reporting review process. The assessments were made by management, under the supervision of our Chief Financial Officer. We made no changes in our internal control over financial reporting during the fiscal quarter ending April 2, 2005 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Notwithstanding, the effectiveness of our system of internal control over financial reporting is subject to limitations, including the exercise of our judgment in evaluating the same. As a result, there can be no assurance that our internal control over financial reporting will prevent all errors.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings: See "Litigation" on page 11 of this report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended October 2, 2004 for a discussion of other legal proceedings resolved in prior years.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Submission of Matters to a Vote of Security Holders: None

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K

a. Exhibits: Exhibits 31.1, 31.2, 32.1 and 32.2 (Certifications)

b. Form 8-K - None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized. The information furnished reflects all adjustments to the statement of the results for the interim period.

                          FLANIGAN'S ENTERPRISES, INC.


   Date:  May  17, 2005          /s/  James G. Flanigan
        ---------------          ----------------------------------------------
                                 JAMES G. FLANIGAN
                                 Chief Executive Officer and President


   Date:  May 17, 2005           /s/ Jeffrey D. Kastner
        ---------------          ----------------------------------------------
                                 JEFFREY D. KASTNER
                                 Chief Financial Officer and Secretary