Form 10-Q/A
period 2005-03-31
FLANIGANS ENTERPRISES INC
filed 2005-06-02
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  FORM 10 -Q/A


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended April 2, 2005
                                       or
                                       --

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from ________  to _________

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

                                EXPLANATORY NOTE:
                                -----------------

This Amendment to Form 10-Q, ( the "Amendment"), amends our Quarterly Report on Form 10-Q for the twenty six weeks ended April 2, 2005, filed on May 17, 2005. Flanigan's Enterprises, Inc., (the "Company"), has filed this Amendment to reflect an increase of $30,000 in the provision for income taxes not reflected in its Consolidated Condensed Balance Sheet or Unaudited Condensed Consolidated Statements of Cash Flows. This Amendment does not result in a change in the
                             ---------------------------------------------------
Company's   previously  reported  earnings  shown  on  its  Unaudited  Condensed
--------------------------------------------------------------------------------
Consolidated Statements of Income. The only modifications made in this Amendment
---------------------------------
are as follows:

      (i) in the Condensed Consolidated Balance Sheets, "Accounts payable and accrued expenses" increased by $30,000 to $4,248,000; "Total Current Liabilities" increased by $30,000 to $4,902,000; "Retained Earnings" decreased by $30,000 to $8,932,000; and "Total Stockholders Equity" decreased by $30,000 to $9,812,000;

      (ii) in the Unaudited Condensed Consolidated Statements of Cash Flows, the "net income" decreased by $30,000 to $567,000; and "Accounts payable and accrued expenses" increased by $30,000 to $1,424,000; and

      (iii) as a result of the increase in "Total Current Liabilities" by $30,000, the Company's working capital, (page 24 of the Quarterly Report on Form 10-Q), decreased by $30,000 to $2,573,000 and the working capital for the fiscal quarter ending April 2, 2005 increased by 13.14% and 20.74% from the working capital for the fiscal quarter ending March 27, 2004 and the fiscal year ending October 2, 2004, respectively.

This Amendment does not reflect events occurring after the filing of the Form 10-Q for the twenty six weeks ending April 2, 2005 and does not modify or update the disclosures therein in any way other than as required to reflect the amendments described above.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                              INDEX TO FORM 10-Q/A
                              --------------------

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
                                           ========    ========    ========    ========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)

                                   (Continued)

                                            Thirteen  Weeks        Twenty Six Weeks
                                                 Ended                   Ended

                                          April 2     Mar. 27     April 2     Mar 27
                                            2005        2004       2005        2004
                                         =========   =========   =========   =========
Net Income Per Common Share:
         Basic                           $    0.17   $    0.13   $    0.30   $    0.25
                                         =========   =========   =========   =========
         Diluted                         $    0.17   $    0.13   $    0.29   $    0.25
                                         =========   =========   =========   =========

Weighted Average Shares and Equivalent
            Shares Outstanding
              Basic                      1,904,720   1,927,181   1,910,102   1,927,181
                                         =========   =========   =========   =========
              Diluted                    1,932,531   1,960,042   1,931,575   1,960,715
                                         =========   =========   =========   =========


See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  APRIL 2, 2005 (UNAUDITED) AND OCTOBER 2, 2004
                                 (In Thousands)


                                     ASSETS

                                           APRIL 2       OCTOBER 2
                                       2005 (Restated)      2004
                                       --------------     -------
Current Assets:

Cash and cash equivalents                  $ 3,555        $ 2,936
Marketable securities                          303            328
Notes and mortgages receivables,
    current maturities, net                     19             25
Due from franchisees                           163             --
Other receivables                              253            271
Inventories                                  2,072          1,650
Prepaid expenses                               996            565
Deferred tax asset                             114            114
                                           -------        -------
         Total Current Assets                7,475          5,889
                                           -------        -------

Property and Equipment                      12,270         12,091
                                           -------        -------

Investments in Joint Ventures                  100            124
                                           -------        -------
Other Assets:

Liquor licenses, net                           347            347
Notes and mortgages receivable, net            122            128
Deferred tax asset                             368            368
Other                                        1,059            827
                                           -------        -------
         Total Other Assets                  1,896          1,670
                                           -------        -------
         Total Assets                      $21,741        $19,774
                                           =======        =======

                  FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  APRIL 2, 2005 (UNAUDITED) AND OCTOBER 2, 2004

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                                 (In Thousands)


                                                        APRIL 2       OCTOBER 2,
                                                    2005 (Restated)      2004
                                                    ---------------    --------

Current Liabilities:

   Accounts payable and accrued expenses               $  4,248        $  2,824
   Due to franchisees                                       486             767
   Current portion of long term debt                        109              97
   Deferred  revenues                                        59              70
                                                       --------        --------
        Total Current Liabilities                         4,902           3,758
                                                       --------        --------

Long Term Debt, Net of Current Maturities                 1,290           1,217
                                                       --------        --------

Minority Interest in Equity of
 Consolidated Joint Ventures                              5,737           4,698
                                                       --------        --------

Stockholder's Equity:

  Common stock, $.10 par value; 5,000,000 shares
    authorized; 4,197,642 shares issued                     420             420
  Capital in excess of par value                          6,147           6,147
  Retained earnings                                       8,932           8,974
  Accumulated other comprehensive income                     --              25
  Treasury stock, at cost, 2,307,917 shares
      at April 2, 2005 and 2,280,817
      shares at October 2, 2004                          (5,687)         (5,465)
                                                       --------        --------
      Total Stockholders' Equity                          9,812          10,101
                                                       --------        --------
     Total Liabilities and Stockholders' Equity        $ 21,741        $ 19,774
                                                       ========        ========


See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE TWENTY SIX WEEKS ENDED APRIL 2, 2005 AND MARCH 27, 2004
                                 (In Thousands)

                                                            APRIL 2     MARCH 27
                                                        2005 (Restated)   2004
                                                        --------------  -------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                   $   567    $   483
Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation and amortization                               702        718
     Minority interest in earnings of
        consolidated joint ventures                              210         99
     Recognition of deferred revenue                             (11)        --

     Changes in operating assets and liabilities:
     (Increase) decrease in:
        Due from franchises                                     (163)       180
        Other receivables                                         18        (15)
        Inventories                                             (422)      (269)
        Prepaid expenses                                        (431)       (52)
        Refundable deposit, major supplier                        --         77
        Other assets                                            (232)      (338)
      Increase (decrease) in:
         Accounts payable and accrued expenses                 1,424      1,006
         Due  to franchises                                     (281)       287
                                                             -------    -------
         Net cash provided by operating activities             1,381      2,176
                                                             -------    -------

Cash flows from Investing Activities:

        Collection on notes and mortgages receivable              12         11
        Purchase of property and equipment                      (881)    (1,038)
        Proceeds from certificate of deposit redemption           --        354
        Investment in marketable securities                       --       (172)
        Distributions from unconsolidated joint ventures          24         --
                                                             -------    -------
              Net cash used in investing activities             (845)      (845)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE TWENTY SIX WEEKS ENDED APRIL 2, 2005 AND MARCH 27, 2004
                                 (In Thousands)


                                                        APRIL 2      MARCH 27
                                                    2005 (Restated)    2004
                                                    --------------   -------

Cash flows from Financing Activities:
     Payment of long term debt                             (228)        (157)
     Proceeds from long term debt                           313           --
     Dividends paid                                        (609)        (581)
     Purchase of treasury stock                            (223)         (68)
     Distributions to joint ventures
         minority partners                                 (536)        (580)
     Proceeds from joint venture interests                1,365        1,325
     Proceeds from exercise of stock options                  1           31
                                                        -------      -------
Net cash provided by (used in) financing activities          83          (30)
                                                        -------      -------

Net Increase In Cash and Cash Equivalents                   619        1,301

Cash and Cash Equivalents,
    Beginning of Period                                   2,936        1,587
                                                        -------      -------

Cash and Cash Equivalents
    End of Period                                       $ 3,555      $ 2,888
                                                        =======      =======

Supplemental Disclosure for Cash Flow Information:
     Cash paid during period for:
         Interest                                       $    56      $    61
                                                        =======      =======
         Income taxes                                   $    81      $   161
                                                        =======      =======


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

                                               Thirteen Weeks Ended
                                               April 2     March 27
                                                 2005        2004
                                               -------     -------

Operating Revenues:
         Restaurants                           $ 9,059     $ 9,009
         Retail package stores                   3,073       2,957
         Other revenues                            317         335
                                               -------     -------
                  Total operating revenues     $12,449     $12,301

                                                            Thirteen Weeks Ended
                                                            April 2     March 27
                                                              2005        2004
                                                             -----       -----

Operating Income Reconciled to Income
     before Income Taxes:
         Restaurants                                         $ 697       $ 759
         Retail package stores                                 255          84
                                                             -----       -----
                                                               952         843
         Corporate expenses, net of other
              revenues                                        (354)       (461)
                                                             -----       -----
         Operating Income                                      598         382
         Other                                                (162)        (54)
                                                             -----       -----
         Income Before Income Taxes                          $ 436       $ 328

Depreciation and Amortization:
         Restaurants                                         $ 231       $ 301
         Retail package stores                                  32          13
                                                             -----       -----
                                                               263         314
         Corporate                                              61          44
                                                             -----       -----
Total Depreciation and Amortization                          $ 324       $ 358

Capital Expenditures:
         Restaurants                                         $ 512       $ 217
         Retail package store                                   80           9
                                                             -----       -----
                                                               592         226
         Corporate                                             (34)*        77
                                                             -----       -----
Total Capital Expenditures                                   $ 558       $ 303
  *includes ($72,000) transfer of furniture and fixtures
   from Corporate warehouse to retail package stores.
                                                        Twenty Six Weeks Ended
                                                          April 2     March 27
                                                            2005        2004
                                                          -------     -------

Operating Revenues
         Restaurants                                      $17,236     $16,421
         Retail package stores                              6,409       5,758
         Other revenues                                       629         749
                                                          -------     -------
                  Total operating revenues                $24,274     $22,928

Operating Income Reconciled to Income
     before Income Taxes:
         Restaurants                                      $ 1,355     $ 1,393
         Retail package stores                                450         194
                                                          -------     -------
                                                            1,805       1,587

                                                          Twenty Six Weeks Ended
                                                           April 2     March  27
                                                             2005         2004
                                                           -------      -------
         Corporate expenses, net of other
              revenues                                        (868)        (853)
                                                           -------      -------
          Operating income                                     937          734
             Other                                            (181)        (107)
                                                           -------      -------
             Income Before Income Taxes                    $   756      $   627


Depreciation and Amortization:
         Restaurants                                       $   548      $   581
         Retail package stores                                  63           40
                                                           -------      -------
                                                               611          621
         Corporate                                              91           97
                                                           -------      -------
Total Depreciation and Amortization                        $   702      $   718

Capital Expenditures:

         Restaurants                                       $   763      $   938
         Retail package store                                   89           51
                                                           -------      -------
                                                               852          989
         Corporate                                              29*          49
                                                           -------      -------
Total Capital Expenditures                                 $   881      $ 1,038
  *includes ($72,000) transfers of furniture and fixtures from Corporate warehouse to retail package stores.

                                                           April 2    October 2
                                                            2005         2004
                                                           -------     -------
Identifiable Assets:
         Restaurants                                       $10,797     $10,033
         Retail package store                                2,594       2,505
                                                           -------     -------
                                                            13,391      12,538
         Corporate                                           8,350       7,236
                                                           -------     -------
Consolidated Totals                                        $21,741     $19,774
                                                           =======     =======


Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipates, appears, expects, trends, intends, hopes, plans, believes, seek, estimates, may, will," and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to customer demand and competitive conditions. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the Company's fiscal year ended October 2, 2004 and in this Quarterly Report on Form 10-Q/A. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

The Company owns and/or operates full service restaurants, package liquor stores and an entertainment oriented club (collectively the "units"). At April 2, 2005, the Company operated 18 units and had equity interests in seven units which have been franchised by the Company. The table below sets out the changes, if any, in the type and number of units being operated.


                                 April 2     Oct. 2     Mar  27  Note
                                  2005        2004        2004   Number
                                  ----        ----        ----   ------
Types of Units
--------------------------------------------------------------------------------
Company owned:
   Combination package
   and restaurant                   4           4           4
   Restaurant only                  2           2           2
   Package store only               5           5           5   (1)

Company Managed
Restaurants Only:
     Limited Partnerships           5           5           5   (2) (3) (4)
     Franchise                      1           1           1

Company Owned Club:                 1           1           1
     Total Company
     Owned/Operated Units          18          18          18

Franchised Units                    7           7           7   (5)

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

         Results of Operation
                                          Thirteen Weeks Ended
                                    April 2,                 Mar. 27,
                                     2005                      2004
                                Amount Percent            Amount Percent
                                --------------            --------------
                                (In Thousands)            (In Thousands)

Restaurant food sales        $ 7,351        60.59      $ 7,262        60.68
Restaurant bar sales           1,708        14.07        1,747        14.60

Package goods sales            3,073        25.34        2,957        24.72
                             -------       ------      -------       ------

Total sales                  $12,132       100.00      $11,966       100.00

Franchise related revenues       200                       295
Owners fee                        37                        38

Other operating income            80                         2
                             -------                   -------

Total Revenue                $12,449                   $12,301
                             =======                   =======


                                      Twenty Six Weeks Ended
                                  April 2,               Mar. 27,
                                   2005                    2004
                               Amount Percent         Amount Percent
                               --------------         --------------
                               (In Thousands)         (In Thousands)

Restaurant food sales        $13,949      59.00    $13,235     59.67
Restaurant bar sales           3,287      13.88      3,186     14.36
Package goods sales            6,409      27.12      5,758     25.97
                             -------     ------    -------   -------
Total sales                  $23,645     100.00    $22,179    100.00

Franchise related revenues       450                   614
Owners fee                        75                    92

Other operating income           104                    43
                             -------               -------
Total Revenue                $24,274               $22,928
                             =======               =======

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

Restaurant food sales represented 60.59% and 59.00% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2005, respectively, as compared to 60.68% and 59.67% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2004 respectively. The weekly average of same store restaurant food sales, which now includes three joint ventures restaurants instead of one, were $437,403 and $423,762 for the twenty six weeks ended April 2, 2005 and March 27, 2004, respectively, an increase of 3.2%. The weekly average of same store restaurant food sales were $463,403 and $452,271 for the thirteen weeks, ended April 2, 2005 and March 27, 2004, respectively, an increase of 2.4%. The increase in restaurant food sales for both the thirteen weeks and the twenty six weeks of fiscal year 2005 is due to menu price increases and the continued increase in the weekly average of same store restaurant food sales. Restaurant food sales should continue to increase throughout the balance of the fiscal year due to additional menu price increases instituted subsequent to the end of the second fiscal quarter to off-set increased costs, especially higher payroll costs due to the new Florida minimum wage, effective May 2, 2005.

Restaurant bar sales represented 14.07% and 13.88% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2005, respectively, as compared to 14.60% and 14.36% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2004, respectively. Restaurant bar sales were $1,708,000 and $1,747,000 for the thirteen weeks ended April 2, 2005 and March 24, 2004 respectively, a decrease of 2.2%. Restaurant bar sales were $3,387,000 and $3,186,000 for the twenty six weeks ended April 2, 2005 and March 27, 2004, respectively, an increase of 3.2%. Restaurant bar sales decreased during the thirteen weeks ended April 2, 2005 due primarily to the decrease in restaurant bar sales generated by the joint venture restaurant in Stuart, Florida, which had just opened for business during the thirteen weeks ended March 27, 2004, and the joint venture restaurant in Weston. Florida which has been adversely affected by four (4) competitors who have opened for business in the immediate vicinity since the beginning of the calendar year. Restaurant bar sales increased during the twenty six weeks ended April 2, 2005 due primarily to the joint venture restaurant in Stuart, Florida being open for the entire twenty six weeks versus thirteen weeks of the prior fiscal year. The weekly average of same store restaurant bar sales were $100,653 and $96,176 for the twenty six weeks ended April 2, 2005 and March 27, 2004, respectively, an increase of 4.7%. The weekly average of same store restaurant bar sales were $105,079 and $100,079 for the thirteen weeks ended April 2, 2005 and March 27, 2004, respectively, an increase of 5.0% The increase in weekly average of same store restaurant bar sales for both the thirteen weeks and twenty six weeks of fiscal year 2005 is consistent with the increase in the weekly average of same store restaurant food sales and is also attributed to promotions designed to increase restaurant bar sales. Subsequent to the end of the second quarter of fiscal year 2005, the Company introduced additional promotions designed to increase restaurant bar sales, without jeopardizing the Company's perception as a family restaurant.

Package goods sales represented 25.34% and 27.12% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2005, respectively, as compared to 24.72% and 25.97% of total sales in the thirteen weeks and twenty six weeks of fiscal year 2004, respectively. The weekly average of same store package good sales were $223,743 and $210,468 for the twenty six weeks ended April 2, 2005 and March 27, 2004, respectively, an increase of 6.3%. The weekly average of same store package sales were $215,649 and $213,520 for the thirteen weeks ended April 2, 2005 and March 27, 2004 respectively, an increase of 1.0%. The increase was primarily due to increased volume. Package good sales are expected to continue increasing through the balance of fiscal year 2005 due to the continued increase in the weekly average of same store package sales.

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

Liquidity and Capital Resources

Cash Flows

The following table is a summary of the Company's cash flows for the twenty six weeks of fiscal years 2005 and 2004.

                                            Twenty Six Weeks Ended
                                              April 2    Mar. 27
                                                2005       2004
                                              ------------------
                                                 (In Thousands)

Net cash provided by
   operating activities                       $ 1,381    $ 2,176
Net cash  (used in)
    investing activities                         (845)      (845)
Net cash provided by (used in)
    financing activities                           83        (30)
                                              -------    -------


 Net Increase  in Cash and Cash Equivalents       619      1,301
 Cash and Cash Equivalents,  Beginning          2,936      1,587
                                              -------    -------

 Cash and Cash Equivalents, Ending            $ 3,555    $ 2,888
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

                       April 2,  Mar. 27,  Oct. 2,
     Item                 2005     2004     2004
                         ------   ------   ------
                              (In Thousands)

Current Assets           $7,475   $6,378   $5,889
Current Liabilities       4,902    4,104    3,758
                         ------   ------   ------
Working Capital           2,573    2,274    2,131

Working capital for the fiscal quarter ending April 2, 2005 increased by 13.14% and 20.74% from the working capital for the fiscal quarter ending March 27, 2004 and the fiscal year ending October 2, 2004, respectively. The increase in working capital is due to the completion of the private offering by the limited partnership owning the restaurant in Wellington, Florida during the first quarter of fiscal year 2005. In addition, the Company made minimal advances in excess of the monthly rent paid for the restaurant in Pinecrest, Florida during the second quarter of fiscal year 2005.

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



                          FLANIGAN'S ENTERPRISES, INC.


Date:  June 2, 2005               /s/  James G. Flanigan
       ------------               -------------------------------------
                                  JAMES G. FLANIGAN
                                  Chief Executive Officer and President


Date:  June 2, 2005               /s/ Jeffrey D. Kastner
       ------------               -------------------------------------
                                  JEFFREY D. KASTNER
                                  Chief Financial Officer and Secretary