Form 10-Q
period 2005-06-30
FLANIGANS ENTERPRISES INC
filed 2005-08-16
CIK 12040

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the period ended July 2, 2005

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

Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuers classes of Common Stock as of the latest practicable date 1,882,547 as of August 16, 2005.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                               INDEX TO FORM 10-Q
                               ------------------

                                  July 2, 2005
                                  ------------

                          PART I. FINANCIAL INFORMATION
                                  ---------------------

Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income -- For the Thirteen and Thirty Nine Weeks ended July 2, 2005 and June 26, 2004 (Unaudited)

Consolidated Balance Sheets -- As of July 2, 2005 (Unaudited) and October 2,
2004.

Consolidated Statements of Cash Flows -For the Thirty Nine Weeks ended July 2, 2005 and June 26, 2004.

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

                          FLANIGAN'S ENTERPRISES, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)

                                                Thirteen  Weeks            Thirty Nine Weeks
                                                     Ended                       Ended

                                              July 2       June 26        July 2       June 26
                                               2005          2004          2005          2004
                                             --------      --------      --------      --------
REVENUES:
   Restaurant food sales                     $  7,550      $  6,975      $ 21,499      $ 20,210
   Restaurant bar sales                         1,641         1,541         4,928         4,727
   Package good sales                           2,718         2,499         9,127         8,257
   Franchise related revenues                     242           230           754           753
   Owner's fee                                    123            37           198           129
   Other operating income                          68            53           110            96
                                             --------      --------      --------      --------
                                               12,342        11,335        36,616        34,172
                                             --------      --------      --------      --------

COSTS AND EXPENSES:
   Cost of merchandise sold:
      Restaurant and lounges                    3,207         3,167         9,303         8,862
      Package goods                             1,945         1,810         6,549         6,000
   Payroll and related costs                    3,394         3,018         9,853         9,292
   Occupancy costs                                716           725         2,081         2,028
   Selling, general and
   administrative expenses                      2,364         2,478         7,177         7,119
                                             --------      --------      --------      --------
                                               11,626        11,198        34,963        33,301
                                             --------      --------      --------      --------

Income from operations                            716           137         1,653           871
                                             --------      --------      --------      --------

OTHER INCOME (EXPENSE):
Interest expense                                  (28)          (30)          (86)          (91)
Minority interest in earnings of
consolidated joint ventures                        (2)         (145)         (212)         (244)
Interest  income                                   12             7            53            38
Other                                             (32)           40            14            62
                                             --------      --------      --------      --------
                                                  (50)         (128)         (231)         (235)
                                             --------      --------      --------      --------

Income before Provision for Income Taxes          666             9         1,422           636

Provision for Income Taxes                        167             2           356           146
                                             --------      --------      --------      --------

Net Income                                   $    499      $      7      $  1,066      $    490
                                             ========      ========      ========      ========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)

                                   (Continued)

                                                Thirteen  Weeks              Thirty Nine Weeks
                                                     Ended                         Ended

                                             July 2        June 26         July 2        June 26
                                              2005           2004           2005           2004
                                           ----------     ----------     ----------     ----------
Net Income Per Common Share:
   Basic                                   $     0.26     $     0.00     $     0.56     $     0.25
                                           ==========     ==========     ==========     ==========
   Diluted                                 $     0.26     $     0.00     $     0.55     $     0.25
                                           ==========     ==========     ==========     ==========

Weighted Average Shares and Equivalent
   Shares Outstanding
      Basic                                 1,884,547      1,925,526      1,901,615      1,926,630
                                           ==========     ==========     ==========     ==========
      Diluted                               1,911,980      1,957,729      1,925,299      1,959,286
                                           ==========     ==========     ==========     ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  JULY 2, 2005 (UNAUDITED) AND OCTOBER 2, 2004
                                 (In Thousands)

                                     ASSETS

                                                          JULY 2      OCTOBER 2
                                                           2005          2004
                                                         -------      ---------
Current Assets:

Cash and cash equivalents                                $ 2,940       $ 2,936
Marketable securities                                        340           328
Notes and mortgages receivables,
   current maturities, net                                    16            25
Other receivables                                            509           271
Inventories                                                2,173         1,650
Prepaid expenses                                             517           565
Deferred tax asset                                           114           114
                                                         -------       -------
      Total Current Assets                                 6,609         5,889
                                                         -------       -------

Property and Equipment                                    12,730        12,091
                                                         -------       -------

Investments in Joint Ventures                                100           124
                                                         -------       -------
Other Assets:

Liquor licenses, net                                         347           347
Notes and mortgages receivable, net                          118           128
Deferred tax asset                                           368           368
Other                                                        830           827
                                                         -------       -------
      Total Other Assets                                   1,663         1,670
                                                         -------       -------
      Total Assets                                       $21,102       $19,774
                                                         =======       =======

                  FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  JULY 2, 2005 (UNAUDITED) AND OCTOBER 2, 2004

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                                         JULY 2       OCTOBER 2,
                                                          2005           2004
                                                        --------      ----------

Current Liabilities:

   Accounts payable and accrued expenses                $  3,064       $  2,824
   Due to franchisees                                        878            767
   Current portion of long term debt                         139             97
   Deferred  revenues                                         57             70
                                                        --------       --------
      Total Current Liabilities                            4,138          3,758
                                                        --------       --------

Long Term Debt, Net of Current Maturities                  1,226          1,217
                                                        --------       --------
Minority Interest in Equity of
 Consolidated Joint Ventures                               5,501          4,698
                                                        --------       --------

Stockholders' Equity:

   Common stock, $.10 par value; 5,000,000 shares
      authorized; 4,197,642 shares issued                    420            420
   Capital in excess of par value                          6,148          6,147
   Retained earnings                                       9,431          8,974
   Accumulated other comprehensive income                     37             25
   Treasury stock, at cost, 2,321,287 shares
      at July 2, 2005 and 2,280,817
      shares at October 2, 2004                           (5,799)        (5,465)
                                                        --------       --------
      Total Stockholders' Equity                          10,237         10,101
                                                        --------       --------
      Total Liabilities and Stockholders' Equity        $ 21,102       $ 19,774
                                                        ========       ========

See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE THIRTY NINE WEEKS ENDED JULY 2, 2005 AND JUNE 26, 2004
                                 (In Thousands)

                                                                JULY 2       JUNE 26
                                                                 2005          2004
                                                               -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                     $ 1,066       $   490
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization                                 1,030         1,059
   Minority interest in earnings of
      consolidated joint ventures                                  212           244
   Recognition of deferred revenue                                 (13)            2

   Changes in operating assets
      and liabilities:
   (Increase) decrease in:
         Due from franchises                                        --           143
         Other receivables                                        (238)          166
         Inventories                                              (523)         (408)
         Prepaid expenses                                           48           (82)
         Refundable deposit, major supplier                         --            77
         Other assets                                               (3)            5
   Increase (decrease) in:
         Accounts payable and accrued expenses                     240         1,086
         Due  to franchises                                        111            42
                                                               -------       -------
         Net cash provided by operating activities               1,930         2,824
                                                               -------       -------

Cash flows from Investing Activities:

         Collection on notes and mortgages receivable               19            15
         Purchase of property and equipment                     (1,669)       (1,567)
         Proceeds from certificate of deposit redemption            --           354
         Investment in marketable securities                        --          (172)
         Distributions from unconsolidated joint ventures           24            --
                                                               -------       -------
            Net cash used in investing activities               (1,626)       (1,370)
                                                               -------       -------

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE THIRTY NINE WEEKS ENDED JULY 2, 2005 AND JUNE 26, 2004
                                 (In Thousands)

                                                         JULY 2        JUNE 26
                                                          2005          2004
                                                         -------       -------
Cash flows from Financing Activities:
   Payment of long term debt                                (262)         (236)
   Proceeds from long term debt                              313            --
   Dividends paid                                           (609)         (581)
   Purchase of treasury stock                               (334)         (123)
   Distributions to joint ventures
      minority partners                                     (774)         (770)
   Proceeds from joint venture interests                   1,365         1,325
   Proceeds from exercise of stock options                     1            --
                                                         -------       -------
Net cash provided by (used in) financing activities         (300)         (385)
                                                         -------       -------

Net Increase In Cash and Cash Equivalents                      4         1,069
Cash and Cash Equivalents,
   Beginning of Period                                     2,936         1,587
                                                         -------       -------
Cash and Cash Equivalents
   End of Period                                         $ 2,940       $ 2,656
                                                         =======       =======

Supplemental Disclosure for Cash Flow Information:
   Cash paid during period for:
         Interest                                        $    84            91
                                                         =======       =======
         Income taxes                                    $   222       $   186
                                                         =======       =======

See accompanying notes to unaudited condensed consolidated financial statements

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS

                                  JULY 2, 2005

(1) BASIS OF PRESENTATION:

The financial information for the periods ended July 2, 2005, and June 26, 2004 are unaudited. Financial information as of October 2, 2004 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10- K for the year ended October 2, 2004. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(4) RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Boards ("FASB") issued its final standard on accounting for share-based payments ("SBP"), FASB Statement No. 123R (revised 2004), Share-Based Payment. The Statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The effective date for public companies is interim and annual periods beginning after January 1, 2006, and applies to all awards granted after the effective date and to all outstanding and unvested SBP awards at a company's adoption. Management does not anticipate that this Statement will have a significant impact on the Company's consolidated financial statements.

(5) INVESTMENT IN JOINT VENTURES:

Pinecrest, Florida

During the third quarter of fiscal year 2003, the Company, as general partner of the limited partnership, entered into a Sale of Business Agreement for the purchase of an existing restaurant in Pinecrest, Florida, which transaction closed during the first quarter of fiscal year 2004. The purchase price of approximately $340,000 related to the acquisition of a below market lease and will therefore be recognized as additional lease expense over the remaining life of the lease once operation of the restaurant commences. As of July 2, 2005 the $340,000 is included in the accompanying balance sheet in other assets. The Company agreed to unconditionally guaranty the lease for the business premises in order to procure the consent of the landlord to the assignment of the lease. During the second quarter of fiscal year 2004 and after removing the interior finishes in anticipation of completing its building plans for the renovation of business premises, the Company found numerous, substantial structural deficiencies which must be rectified prior to any renovations being made.

During the third quarter of fiscal year 2004, the Company, as general partner of the limited partnership, and the landlord agreed upon the structural repairs required, as set forth by the landlord's engineering firm, and to equally share the cost thereof in order to minimize further delay to the renovation of the business premises. During fourth quarter of fiscal year 2004, the structural repairs were made by the landlord's contractor. Upon submitting its building plans to Pinecrest, Florida for review and the issuance of building plans, the Company was advised that there were structural problems that had not been addressed and other structural problems that were not adequately repaired and that its building plans would not be reviewed until the structural problems were rectified. The Company, as general partner of the limited partnership, is proceeding with the necessary structural repairs, while preserving its right to pursue a claim against the landlord for its contribution to any additional structural repairs and reimbursement of rent paid while the processing of its building plans is delayed. Subsequent to the end of the third fiscal quarter of fiscal year 2005, building permits were issued to the limited partnership to make the structural repairs, which structural repairs should be completed during the first quarter of fiscal year 2006. After the structural repairs are completed, the limited partnership's building plans will be processed by Pinecrest, Florida, building permits issued and the renovations made to the business premises. The limited partnership still intends to raise funds through a private offering to renovate the restaurant once the renovation costs have been determined. At the end of the third quarter of fiscal year 2005, the Company had advanced $1,075,690 to the limited partnership, the use of which included, but was not limited to, funds to close on the purchase of the existing business, architectural and engineering fees and its contribution to structural repairs made to date. The Company continues to act as a general partner and will also be the owner of up to thirty three and one-third percent limited partnership interest. It is anticipated that the renovated restaurant will be open for business during the second quarter of fiscal year 2006.

Wellington, Florida

During the fourth quarter of fiscal 2004, a limited partnership was formed with the Company as general partner, which limited partnership entered into a lease agreement to own and operate a restaurant in Wellington, Florida. During the first quarter of fiscal year 2005, the limited partnership completed its private offering, raising the sum of $1,850,000 to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The Company continues to act as general partner and is also the owner of a twenty six percent limited partnership interest, as are other related parties, including but not limited to officers and directors of the Company and their families. The renovated restaurant opened for business on May 27, 2005.

(6) INVESTMENTS:

Investments in equity securities that have readily determinable values are classified and accounted for as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income. Realized gains and losses are calculated based on the specific identification method and recorded in "other income" on the income statement. At July 2, 2005,the fair value was $340,000, which exceeded a cost of $303,000 and resulted in an unrealized gain of $37,000.

(7) INCOME TAXES:

Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards and tax credits to the extent that realization of said tax benefits is more likely than not. The deferred tax asset was $482,000 as of July 2, 2005 and as of October 2, 2004.

(8) COMMITMENTS AND CONTINGENCIES:

                                   Guarantees

The Company guarantees various leases for franchisees, limited partnerships and locations sold in prior years. Remaining rental commitments required under these leases are approximately $2,255,000. In the event of a default under any of these agreements, the Company will have the right to repossess the premises and operate the business to recover amounts paid under the guarantee either by liquidating assets or operating the business.

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

Information concerning the revenues and operating income for the thirteen and thirty nine weeks ended July 2, 2005 and June 26, 2004, and identifiable assets for the two segments in which the Company operates, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses are shown in the following tables. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash and notes and mortgages receivable. The Company does not have any operations outside of the United States and intersegment transactions are not material.

                                                        Thirteen Weeks Ended
                                                      July 2           June 26
                                                       2005              2004
                                                     --------          --------

Operating Revenues:
      Restaurants                                    $  9,191          $  8,516
      Retail package stores                             2,718             2,499
      Other revenues                                      433               320
                                                     --------          --------
         Total operating revenues                    $ 12,342          $ 11,335
                                                     ========          ========

                                                        Thirteen Weeks Ended
                                                      July 2           June 26
                                                       2005              2004
                                                     --------          --------

Operating Income Reconciled to Income
   before Income Taxes:
      Restaurants                                    $    944          $    611
      Retail package stores                               144               (21)
                                                     --------          --------
                                                        1,088               590
      Corporate expenses, net of other
         revenues                                        (372)             (453)
                                                     --------          --------
      Operating Income                                    716               137
      Other                                               (50)             (128)
                                                     --------          --------
      Income Before Income Taxes                     $    666          $      9
                                                     ========          ========

Depreciation and Amortization:
      Restaurants                                    $    248          $    248
      Retail package stores                                30               250
                                                     --------          --------
                                                          278               498
      Corporate                                            50                61
                                                     --------          --------
Total Depreciation and Amortization                  $    328          $    559
                                                     ========          ========

Capital Expenditures:
      Restaurants                                    $    812          $     74
      Retail package store                                 33               228
                                                     --------          --------
                                                          845               302
      Corporate                                           (57)*             109
                                                     --------          --------
Total Capital Expenditures                           $    788          $    411
                                                     ========          ========

* includes ($68,000) transfers of furniture and fixtures from corporate warehouse to retail package stores and/or restaurants.

                                                      Thirty Nine Weeks Ended
                                                      July 2           June 26
                                                       2005              2004
                                                     --------          --------

Operating Revenues
      Restaurants                                    $ 26,427          $ 24,937
      Retail package stores                             9,127             8,257
      Other revenues                                    1,062               978
                                                     --------          --------
         Total operating revenues                    $ 36,616          $ 34,172
                                                     ========          ========

Operating Income Reconciled to Income
   before Income Taxes:
      Restaurants                                    $  2,299          $  2,004
      Retail package stores                               594               173
                                                     --------          --------
                                                        2,893             2,177

                                                      Thirty Nine Weeks Ended
                                                      July 2           June 26
                                                       2005              2004
                                                     --------          --------

      Corporate expenses, net of other
         revenues                                      (1,240)           (1,306)
                                                     --------          --------
      Operating income                                  1,653               871
      Other                                              (231)             (235)
                                                     --------          --------
      Income Before Income Taxes                     $  1,422          $    636
                                                     ========          ========

Depreciation and Amortization:
           Restaurants                               $    796          $    652
           Retail package stores                           93               264
                                                     --------          --------
                                                          889               916
           Corporate                                      140               143
                                                     --------          --------
Total Depreciation and Amortization                  $  1,030          $  1,059
                                                     ========          ========

Capital Expenditures:

      Restaurants                                    $  1,604          $  1,064
      Retail package store                                 94               350
                                                     --------          --------
                                                        1,698             1,414
      Corporate                                           (29)*             153
                                                     --------          --------
Total Capital Expenditures                           $  1,669          $  1,567
                                                     ========          ========

* includes ($72,000) transfers of furniture and fixtures from corporate warehouse to retail package stores.

                                                      July 2             Oct 2
                                                       2005               2004
                                                      -------           -------

Identifiable Assets:
      Restaurants                                     $11,296           $10,033
      Retail package store                              2,599             2,505
                                                      -------           -------
                                                       13,895            12,538
      Corporate                                         7,207             7,236
                                                      -------           -------
Consolidated Totals                                   $21,102           $19,774
                                                      =======           =======

Item 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

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

The Company owns and/or operates full service restaurants, package liquor stores and an entertainment oriented club (collectively the "units"). At July 2, 2005, the Company operated 19 units and had equity interests in seven units which have been franchised by the Company. The table below sets out the changes, if any, in the type and number of units being operated.

                                     July 2     Oct. 2     June 26       Note
                                      2005       2004       2004        Number
                                     ------     ------     -------      ------
Types of Units
--------------------------------------------------------------------------------
Company owned:
   Combination package
   and restaurant                       4          4          4
   Restaurant only                      2          2          2
   Package store only                   5          5          5        (1)

Company Managed
Restaurants Only:
      Limited Partnerships              6          5          5        (2)(3)(4)
      Franchise                         1          1          1

Company Owned Club:                     1          1          1
      Total Company
      Owned/Operated Units             19         18         18

Franchised Units                        7          7          7        (5)

Notes:

(1) During the second quarter of fiscal year 2001, the Company completed renovations to its new corporate offices and relocated to the same. The new corporate offices consist of a two (2) story building, with space set aside on the ground floor for a package liquor store. The Company filed an application for its building permits during the third quarter of fiscal year 2002, but is still involved in litigation with the adjacent shopping center over the Company's right to non-exclusive parking in the shopping center. The construction of the package liquor store has been postponed until the litigation is concluded, which should occur by the end of calendar year 2005. This package liquor store is not included in the table of units.

(2) During the third quarter of fiscal year 2003, the Company, as general partner of the limited partnership, entered into a Sale of Business Agreement for the purchase of an existing business in Pinecrest, Florida, which transaction closed during the first quarter of fiscal year 2004. The Company, as general partner of the limited partnership, is proceeding with necessary structural repairs, while preserving its right to pursue a claim against the landlord for its contribution to the additional structural repairs and reimbursement of rent paid while the processing of its building plans is delayed. The structural repairs should be completed during the first quarter of fiscal year 2006, after which the limited partnership's building plans will be processed by Pinecrest, Florida, building permits issued and the renovations made to the business premises. It is anticipated that the renovated restaurant will be open for business during second quarter of fiscal year 2006 and is not included in the table of units.

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

(4) During the fourth quarter of fiscal year 2004, a limited partnership was formed with the Company as general partner, which limited partnership entered into a lease agreement to own and operate a restaurant in Wellington, Florida under the "Flanigan's Seafood Bar and Grill" servicemark. During the first quarter of fiscal year 2005, the limited partnership raised funds through a private offering to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The Company acts as general partner and owns a twenty six percent limited partnership interest. The restaurant opened for business on May 27, 2005.

(5) Since the fourth quarter of 1999, the Company has managed the restaurant for a franchisee. The franchised restaurant is included in the table of units as a restaurant operated by the Company and the franchise is also included as a unit franchised by the Company and in which the Company has an interest.

      Results of Operation
      --------------------

                                                 Thirteen Weeks Ended
                                            July 2,                June 26,
                                              2005                   2004
                                       Amount     Percent     Amount     Percent
                                      -------------------    -------------------
                                        (In Thousands)           (In Thousands)

Restaurant food sales                 $ 7,550      63.40     $ 6,975      63.32
Restaurant bar sales                    1,641      13.78       1,541      13.99
Package goods sales                     2,718      22.82       2,499      22.69
                                      -------     ------     -------     ------

Total sales                           $11,909     100.00     $11,015     100.00

Franchise related revenues                242                    230
Owners fee                                123                     37
Other operating income                     68                     53
                                      -------                -------

Total Revenue                         $12,342                $11,335
                                      =======                =======

                                                Thirty Nine Weeks Ended
                                            July 2,                June 26,
                                              2005                   2004
                                       Amount     Percent     Amount     Percent
                                      -------------------    -------------------
                                        (In Thousands)           (In Thousands)

Restaurant food sales                 $21,499      60.47     $20,210      60.88
Restaurant bar sales                    4,928      13.86       4,727      14.24
Package goods sales                     9,127      25.67       8,257      24.88
                                      -------     ------     -------     ------

Total sales                           $35,554     100.00     $33,194     100.00

Franchise related revenues                754                    753
Owners fee                                198                    129
Other operating income                    110                     96
                                      -------                -------
Total Revenue                         $36,616                $34,172
                                      =======                =======

As the table above illustrates, total revenues increased by 8.88% and 7.15% for the thirteen weeks and thirty nine weeks of fiscal year 2005, respectively, as compared to the total revenues for the thirteen weeks and thirty nine weeks of fiscal year 2004. The increase in total revenue for the thirty nine weeks, was primarily due to the restaurant in Stuart, Florida and the package goods store in Hollywood, Florida being open for the entire thirty nine weeks; the restaurant in Wellington, Florida being open for approximately one (1) month of the third quarter of fiscal year 2005; and increases in menu prices implemented during the second and third quarters of fiscal year 2005. Total revenues should continue to increase due to the operation of the restaurant in Wellington, Florida throughout the balance of fiscal year 2005 and menu price increases.

Restaurant food sales represented 63.40% and 60.47% of total sales in the thirteen weeks and thirty nine weeks of fiscal year 2005, respectively, as compared to 63.32% and 60.88% of total sales in the thirteen weeks and thirty nine weeks of fiscal year 2004 respectively. The weekly average of same store restaurant food sales were $444,072 and $429,189 for the thirty nine weeks ended July 2, 2005 and June 26, 2004, respectively, an increase of 3.5%. The weekly average of same store restaurant food sales were $457,534 and $429,293 for the thirteen weeks, ended July 2, 2005 and June 26, 2004, respectively, an increase of 6.6%. The increase in restaurant food sales for both the thirteen weeks and the thirty nine weeks of fiscal year 2005 is due to menu price increases and the continued increase in the weekly average of same store restaurant food sales. Restaurant food sales should continue to increase throughout the balance of the fiscal year due to the opening of the restaurant in Wellington, Florida and the additional menu price increases instituted during the third quarter of fiscal year 2005 to off-set increased costs, especially higher payroll costs due to the new Florida minimum wage, which was effective May 2, 2005.

Restaurant bar sales represented 13.78% and 13.86% of total sales in the thirteen weeks and thirty nine weeks of fiscal year 2005, respectively, as compared to 13.99% and 14.24% of total sales in the thirteen weeks and thirty nine six weeks of fiscal year 2004, respectively. Restaurant bar sales increased during the thirteen and thirty nine weeks ended July 2, 2005 due primarily to the opening of the restaurant in Wellington, Florida on May 27, 2005 and new promotions designed to increase restaurant bar sales. The increase in restaurant bar sales during the thirteen and thirty nine weeks ended July 2, 2005 was less than may have been anticipated due to a decrease in restaurant bar sales generated by the joint venture restaurant in Stuart, Florida, which had just opened for business during the second quarter of fiscal year 2004 and the joint venture restaurant in Weston, Florida which has been adversely affected by four
(4) competitors who have opened for business in the immediate vicinity since the beginning of the calendar year. Restaurant bar sales also increased during the thirty nine weeks ended July 2, 2005 due to the joint venture restaurant in Stuart, Florida being open for the entire thirty nine weeks versus twenty six weeks of the prior fiscal year. The weekly average of same store restaurant bar sales were $99,673 and $95,436 for the thirty nine weeks ended July 2, 2005 and June 26, 2004, respectively, an increase of 4.4%. The weekly average of same store restaurant bar sales were $97,717 and $93,958 for the thirteen weeks ended July 2, 2005 and June 26, 2004, respectively, an increase of 4.0%. The increase in weekly average of same store restaurant bar sales for both the thirteen weeks and thirty nine weeks of fiscal year 2005 is consistent with the increase in the weekly average of same store restaurant food sales and is also attributed to promotions designed to increase restaurant bar sales which the Company introduced during the third quarter of fiscal year 2005, without jeopardizing the Company's perception as a family restaurant.

Package goods sales represented 22.82% and 25.67% of total sales in the thirteen weeks and thirty nine weeks of fiscal year 2005, respectively, as compared to 22.69% and 24.88% of total sales in the thirteen weeks and thirty nine weeks of fiscal year 2004, respectively. The weekly average of same store package good sales were $211,693 and $199,091 for the thirty nine weeks ended July 2, 2005 and June 26, 2004, respectively, an increase of 6.3%. The weekly average of same store package sales were $187,593 and $ 176,336 for the thirteen weeks ended July 2, 2005 and June 26, 2004 respectively, an increase of 6.4%. The increase was primarily due to increased volume. Package good sales are expected to continue increasing through the balance of fiscal year 2005 due to the continued increase in the weekly average of same store package sales.

The gross profit margin for restaurant and bar sales was 65.11% and 62.81% for the thirteen weeks ended July 2, 2005 and June 26, 2004, respectively. The gross profit margin for the restaurant and bar sales was 64.80% and 64.46% for the thirty nine weeks ended July 2, 2005 and June 26, 2004, respectively. The gross profit margin for restaurant and bar sales for the thirteen weeks and thirty nine weeks of fiscal year 2005 were adversely affected by higher food costs, especially the cost of ribs, but the Company has offset these increased food costs by menu price increases and will continue to do so, where competitively possible, through the remainder of fiscal year 2005.

The gross profit margin for package goods stores was 28.25% and 27.52% for the thirteen weeks ended July 2, 2005 and June 26, 2004, respectively. The gross profit margin for package goods stores was 28.43% and 27.57% for the thirty nine weeks ended July 2, 2005 and June 26, 2004, respectively. The increase in gross profit is attributed to the purchase of "close out" and merchandise reduction from wholesalers and the continued implementation of a new training program for package store employees. The gross profit margin for package goods sales is expected to remain constant through the balance of fiscal year 2005.

Operating Costs and Expenses

Operating costs and expenses were $ 11,626,000 and $11,198,000 for the thirteen weeks ended July 2, 2005 and June 26, 2004 respectively, a increase of 3.8%. Operating costs and expenses were $34,963,000 and $33,301,000 for the thirty nine weeks ended July 2, 2005 and June 26, 2004, respectively, an increase of 5.0%. The increase in operating costs and expenses for the thirteen weeks ended July 2, 2005 was primarily due to the opening costs of the restaurant in Wellington, Florida during the third quarter of fiscal year 2005, as well as a general increase in overall operating costs and expenses. The increase in operating costs and expenses for the thirty nine weeks ended July 2, 2005 was primarily due to the opening costs of the restaurant in Wellington, Florida, the operation of the restaurant in Stuart, Florida during the first quarter of fiscal year 2005 and the package goods store in Hollywood, Florida being open for the entire first quarter of fiscal year 2005, as well as a general increase in overall operating costs and expenses. Operating costs and expenses are expected to continue increasing through the balance of fiscal year 2005 with the opening of the restaurant in Wellington, Florida and a general increase in overall operating costs and expenses.

Payroll and related costs were $3,394,000 and $3,018,000 for the thirteen weeks ended July 2, 2005 and June 26, 2004 respectively, an increase of 12.5%. Payroll and related costs were $9,853,000 and $9,292,000 for the thirty nine weeks ended July 2, 2005 and June 26, 2004, respectively, an increase of 6.0%. The increase in payroll for the thirteen weeks ended July 2, 2005 was due primarily to the labor costs associated with the opening of the restaurant in Wellington, Florida during the third quarter of fiscal year 2005, and the new Florida minimum wage which increased the minimum wage paid to "tipped" employees from $2.13 per hour to $3.13 per hour effective May 2, 2005. The increase in payroll and related costs for the thirty nine weeks ending July 2, 2005 was due to the opening of the restaurant in Wellington, Florida during the third quarter of the fiscal year, the operation of the restaurant in Stuart, Florida and the new package store in Hollywood, Florida for the entire thirty nine weeks, and the new Florida minimum wage. Payroll and related costs will continue to increase through the balance of fiscal year 2005 primarily due to the opening of the restaurant in Wellington, Florida and the increase in the Florida minimum wage. During the third quarter of fiscal year 2005, the Company had no alternative but to increase menu prices to offset higher payroll and related costs due to the increase in the Florida minimum wage.

Occupancy costs which include rent, common area maintenance, repairs and taxes were $716,000 and $725,000 for the thirteen weeks ended July 2, 2005 and June 26, 2004 respectively, a decrease of 1.2%. The decrease in occupancy costs for the thirteen weeks ended July 2, 2005 was due to the payment of past due property taxes during the thirteen weeks ended June 26, 2004. Occupancy costs were $2,081,000 and $2,028,000 for the thirty nine weeks ended July 2, 2005 and June 26, 2004, respectively, an increase of 2.6%. The increase in occupancy costs for the thirty nine weeks ended July 2, 2005 is accounted for by the payment of rent for the restaurant in Pinecrest, Florida for the entire thirty nine weeks versus twenty six weeks of the prior fiscal year and the payment of rent for one (1) month for the restaurant in Wellington, Florida. Occupancy costs will continue to increase through the balance of fiscal year 2005 with the payment of rent for the restaurant in Wellington, Florida.

Selling, general and administrative expenses were $2,364,000 and $2,478,000 for the thirteen weeks ended July 2, 2005 and June 26, 2004, respectively, a decrease of 4.6%. Selling, general and administrative expenses were $7,177,000 and $7,119,000 for the thirty nine weeks ended July 2, 2005 and June 26, 2004, respectively, an increase of 0.8%. The decrease in selling, general and administrative expenses for the thirteen weeks ended July 2, 2005 was due primarily to the costs associated with the opening of the restaurant in Stuart, Florida during the third quarter of fiscal year 2004, as well as efforts by the Company to reduce costs, where possible. The increase in selling, general and administrative expenses for the thirty nine weeks ended July 2, 2005 was due to the restaurant in Stuart, Florida and the new package store in Hollywood, Florida being open for the entire thirty nine weeks; expenses associated with the opening of the restaurant in Wellington, Florida; expenses associated with the restaurant in Pinecrest, Florida; and an overall increase in expenses generally.

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

In addition, the pre-opening rent is generally less for new leases, rather than the purchase of an existing location which includes the assumption of an existing lease. In the case of the joint venture restaurant in Wellington, Florida, the pre-opening rent was approximately $18,000. As of July 2, 2005, the pre-opening rent paid for the new joint venture in Pinecrest, Florida aggregated $306,000 and continues at $17,000 per month.

During the thirteen weeks and thirty nine weeks ended July 2, 2005, the joint venture in Wellington, Florida reported losses of $205,886 and $369,853 respectively and the joint venture restaurant in Pinecrest, Florida, which is still undergoing structural repairs at this time, reported losses of $50,214 and $201,032 respectively, thus reducing income from operations for the thirteen weeks and thirty nine weeks ending July 2, 2005. During the balance of fiscal year 2005, income from operations will be adversely affected by the opening costs still to be incurred for the new joint venture restaurant in Pinecrest, Florida.

Trends

During the next twelve months management expects continued increases in restaurant sales, due primarily to the opening of the restaurants in Wellington, Florida and Pinecrest, Florida, menu price increases and continued increases in same store restaurant sales. Package good sales are also expected to increase due primarily to increases in same store package goods sales. At the same time, management also expects higher food costs, payroll costs and an overall increase in expenses. The Company has already raised some of its menu prices to offset higher food costs and payroll costs and will continue to do so wherever competitively possible. During the next twelve months, management projects an increase in overall profit before income tax.

Liquidity and Capital Resources

Cash Flows

The following table is a summary of the Company's cash flows for the thirty nine weeks of fiscal years 2005 and 2004.

                                                    Thirty Nine Weeks Ended
                                                      July 2      June 26
                                                       2005         2004
                                                     --------------------
                                                         (In Thousands)

      Net cash provided by
         operating activities                        $ 1,930      $ 2,824
      Net cash  (used in)
          investing activities                        (1,626)      (1,370)
      Net cash provided by (used in)
          financing activities                          (300)        (385)
                                                     -------      -------

      Net Increase  in Cash and Cash Equivalents           4        1,069

      Cash and Cash Equivalents, Beginning             2,936        1,587
                                                     -------      -------

      Cash and Cash Equivalents, Ending              $ 2,940      $ 2,656
                                                     =======      =======

On December 9, 2004, the Company declared a cash dividend of 32 cents per share payable on January 28, 2005 to the shareholders of record on January 14, 2005.

On December 18, 2003 the Company declared a cash dividend of 30 cents per share payable on January 15, 2004 to shareholders of record on December 30, 2003.

Capital Expenditures

The Company had additions to fixed assets of $1,669,000 during the thirty nine weeks ended July 2, 2005 as compared to $1,567,000 for the thirty nine weeks ended June 26, 2004 and $1,873,000 for the fiscal year ended October 2, 2004. The additions to fixed assets during the thirty nine weeks ended July 2, 2005 included the renovations to the business premises of the restaurant in Wellington, Florida, while the addition to fixed assets during the thirty nine weeks ended June 26, 2004 included the renovations to the business premises of the restaurant in Stuart, Florida.

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

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors, during the thirteen weeks ended July 2, 2005, the Company purchased 13,620 shares of its common stock for an aggregate purchase price of $113,000. During the thirty nine weeks ended July 2, 2005, the Company purchased 39,720 shares of its common stock for an aggregate purchase price of $334,000.

Long Term Debt

As of the fiscal quarter ending July 2, 2005, the Company had long term debt of $1,365,000 compared to $1,399,000 and $1,314,000 for the fiscal quarter ending April 2, 2005 and the fiscal year ending October 2, 2004 respectively, a decrease of 2.4% from the fiscal quarter ending April 2, 2005 and an increase of 3.9% from the fiscal year ending October 2, 2004. The increase in long term debt as of the fiscal quarter ending July 2, 2005, when compared to long term debt as of the fiscal year ending October 2, 2004, includes the unsecured $100,000 loan from Bank Atlantic and two (2) secured auto loans, in the aggregate amount of $65,000, originating during the first quarter of fiscal year 2005, offset by a $16,500 discount on the re-financing of a purchase money chattel mortgage by one of the limited partnerships during the second quarter of fiscal year 2005 .

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for the fiscal quarters ended July 2, 2005, and June 26, 2004 and the fiscal year ended October 2, 2004.

                                          July 2,        June 26,        Oct. 2,
       Item                                2005            2004            2004
                                          -------        --------        -------
                                                      (In Thousands)

Current Assets                            $6,609          $6,149          $5,889
Current Liabilities                        4,138           3,769           3,758
                                          ------          ------          ------
Working Capital                            2,471           2,380           2,131

Working capital for the fiscal quarter ending July 2, 2005 increased by 3.8% and 15.9% from the working capital for the fiscal quarter ending June 26, 2004 and the fiscal year ending October 2, 2004, respectively. The increase in working capital is due to the completion of the private offering by the limited partnership owning the restaurant in Wellington, Florida during the first quarter of fiscal year 2005. In addition, the Company made minimal advances in excess of the monthly rent paid for the restaurant in Pinecrest, Florida during the third quarter of fiscal year 2005.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not ordinarily hold market risk sensitive instruments for trading purposes but as of July 2, 2005 holds one equity security at a cost of $303,000 to receive dividend payments and for the Company to satisfy debt in the future. There is no assurance that market price will increase or decrease in the next year. Even if the price of the equity security decreased by 10% below its cost, results of operations would be reduced by $30,000, an amount management considers immaterial.

Interest Rate Risk

At July 2, 2005, the Company has two debt arrangements which have variable interest rates. For one of these instruments, a mortgage note, the Company has entered into an interest rate swap agreement to hedge the interest rate risk. The mortgage note has an outstanding principal balance at July 2, 2005 of $818,540.

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

At July 2, 2005, the Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have negative effect on the Company's earnings. In addition, the Company incurs interest charges on debt at variable rates, which to the extent the Company has not entered into interest rate swap agreements to hedge this risk, could negatively impact the Company's earnings. There is no assurance that interest rates will increase or decrease over the next fiscal year.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of July 2, 2005, our Chief Executive Officer and Chief Financial Officer have, with the participation of management and the assistance of an independent third party expert, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-15(e) of 15d-15(e)). It is the conclusion of our Chief Executive Officer and Chief Financial Officer that such disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective in ensuring that material information is accumulated and communicated to management and made known to the Chief Executive Officer and Chief Financial Officer particularly during the period in which this report was prepared, as appropriate, to allow timely decisions regarding timely disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, is subject to limitations, including the exercise of our judgment in evaluating the same. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors.

(b) Change in Internal Control over Financial Reporting

During the third quarter of fiscal year 2005, the Company continued to assess the effectiveness of our "internal controls over financial reporting" on an account by account basis as a part of our on-going accounting and financial reporting review process. The assessments were made by management, under the supervision of our Chief Financial Officer. We made no changes in our internal control over financial reporting during the fiscal quarter ending July 2, 2005 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Notwithstanding, the effectiveness of our system of internal control over financial reporting is subject to limitations, including the exercise of our judgment in evaluating the same. As a result, there can be no assurance that our internal control over financial reporting will prevent all errors.

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

                                        FLANIGAN'S ENTERPRISES, INC.


Date: August 16, 2005                   /s/ James G. Flanigan
      ---------------                   -------------------------------------
                                        JAMES G. FLANIGAN
                                        Chief Executive Officer and President


Date: August 16, 2005                   /s/ Jeffrey D. Kastner
      ---------------                   -------------------------------------
                                        JEFFREY D. KASTNER
                                        Chief Financial Officer and Secretary