Form 10-K
period 2005-10-01
FLANIGANS ENTERPRISES INC
filed 2006-01-17
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10K

(X) ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                   For the fiscal year ended October 1, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the

Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes [_] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [_] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $8,020,810 as of April 1, 2005, the last business day of the registrant's most recently completed second fiscal quarter, at a closing price of $7.98 per share on that day.

There were 1,879,835 shares of the Registrant's Common Stock $0.10 par value, outstanding as of January 17, 2006

                       DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the Registrant's 2006 definitive proxy material has been incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this`Annual Report on Form 10-K.

                        Exhibit Index Begins on Page 41

                                     PART I
Item 1. Business
----------------

         When used in this report, the words "anticipate", "believe", "estimate", "will", "intend", "expect" and similar expressions identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general expansion of the Company's business. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved.


General
-------

         Flanigan's Enterprises, Inc., (the "Company") owns and/or operates restaurants with lounges, package liquor stores and an entertainment oriented club (collectively the "units"). At October 1, 2005, the Company operated 19 units, and had equity interests in seven additional units which have been franchised by the Company. The table below summarizes the type and number of units being operated during each of the last three fiscal years.

                         FISCAL  FISCAL  FISCAL
                         YEAR    YEAR    YEAR    NOTE
                         2005    2004    2003    NUMBER
TYPES OF UNITS
-------------------------------------------------------------------
Company Owned:
Combination package
  and restaurant          4       4       4
Restaurant only           2       2       2
Package store only        5       5       4      (1)

Company Managed
 Restaurants Only:
  Limited partnerships    6       5       4      (2)(3)
  Franchise               1       1       1

Company Owned Club:       1       1       1
-------------------------------------------------------------------
TOTAL - Company
  Owned/Operated Units:  19      18      16

FRANCHISED - units        7       7       7      (4)
                         --      --      --

Notes:

         (1) The corporate offices consist of a two (2) story building, with space initially set aside on the ground floor for a package liquor store. The Company filed suit against the adjacent shopping center to determine the Company's right to non-exclusive parking in the shopping center. During fiscal year 2005, summary judgment was granted in favor of the adjacent shopping center denying the Company non-exclusive parking rights in the shopping center, but the Company is pursuing its claim against the seller, its individual partners and its attorney for damages for failing to disclose documents pertaining to the release of the non-exclusive parking rights. The case is scheduled for trial during the third quarter of fiscal year 2006. The Company no longer plans to use the ground floor for a package liquor store. This package liquor store is not included in the table of units.

         (2) During the third quarter of fiscal year 2003, the Company, as general partner of the limited partnership, entered into a Sale of Business Agreement for the purchase of an existing business in Pinecrest, Florida, which transaction closed during the first quarter of fiscal year 2004. The Company, as general partner of the limited partnership, is proceeding with necessary structural repairs, while preserving its right to pursue a claim against the landlord for its contribution to the additional structural repairs and reimbursement of rent paid while the processing of its building plans is delayed. The structural repairs should be completed during the second quarter of fiscal year 2006, after which it is anticipated that the limited partnership's building plans will be processed by Pinecrest, Florida, building permits issued and the renovations made to the business premises. It is anticipated that the renovated restaurant will be open for business during the third quarter of fiscal year 2006 and is not included in the table of units.

         (3)  During  the  fourth   quarter  of  fiscal  year  2004,  a  limited
partnership was formed with the Company as general partner. The limited partnership entered into a lease agreement to own and operate a restaurant in Wellington, Florida under the "Flanigan's Seafood Bar and Grill" service mark. During the first quarter of fiscal year 2005, the limited partnership raised funds through a private offering to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The Company acts as general partner and owns a twenty six percent limited partnership interest. The restaurant opened for business on May 27, 2005.

         (4) The Company manages the restaurant for one (1) franchisee with respect to one (1) of the seven (7) franchised units. The franchised restaurant is included in the table of units as a restaurant operated by the Company and the franchise is also included as a unit franchised by the Company and in which the Company has an interest.

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

         During fiscal year 1987, the Company began renovating its lounges to provide full restaurant food service, and subsequently renovated and added food service to most of its lounges. The restaurant concept, as the Company offers it, has been so well received by the public that food sales now represent approximately 81.5% of total restaurant sales.

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

         The Company conducts its operations directly and through a number of limited partnerships and wholly owned subsidiaries. The limited partnerships and operating subsidiaries are as follows:

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

         The income derived and expenses incurred by the Company relating to the aforementioned limited partnerships and subsidiaries are consolidated for accounting purposes with the income and expenses of the Company in the consolidated financial statements in this Form 10-K.

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

         Financial information broken into these two principal industry segments for the three fiscal years ended October 1, 2005, October 2, 2004 and September 27, 2003 is set forth in the consolidated financial statements which are attached hereto, and incorporated herein by reference.

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

         The Company's restaurants offer full food and alcoholic beverage service with approximately 81.5% of their sales being food items. These restaurants are operated under the "Flanigan's Seafood Bar and Grill" servicemark. Although these restaurants provide a neighborhood atmosphere, they have the degree of standardization prevalent in casual dining restaurant chains, including menu. The interior decor is nautical with numerous fishing and boating pictures and decorations. Drink prices may vary between locations to meet local conditions. Food prices are standardized. The restaurants' hours of operation are from 11:00 a.m. to 1:00-5:00 a.m. The Company continues to develop strong customer recognition of its "Flanigan's Seafood Bar and Grill" servicemark through very competitive pricing and efficient and friendly service.

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


Franchised Package Liquor Stores and Restaurants
------------------------------------------------

         In March 1985, the Company's Board of Directors approved a plan to sell, on a franchise basis, up to 26 of the Company's package liquor stores and lounges in the South Florida area. The Company had limited response to its franchise offering and suspended its franchise plan at the end of fiscal year 1986. Many of the units that were originally offered as franchises have been sold outright and are no longer operated as Flanigan's or Big Daddy's stores. As of the end of fiscal year 2005, seven units were franchised, of which five units were franchised to members of the family of the Chairman of the Board and Officers and Directors of the Company.

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


Investment in Limited Partnerships
----------------------------------

         The Company has determined that all but one (1) limited partnership discussed below should be consolidated for accounting purposes by virtue of control of the limited partnerships by the Company. The remaining limited partnership in which the Company does not have control has been accounted for utilizing the equity method.

         Beginning with the limited partnership which owns the restaurant in Surfside, Florida and for all limited partnerships formed subsequent thereto for the purpose of owning and operating a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark, a standard financial arrangement has been used in each limited partnership agreement. Under this financial arrangement, until the limited partnership has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant, the limited partnership receives an aggregate sum equal to 25% of the initial investment of all limited partners first each year, with any additional net profit divided equally between the Company, as manager of the restaurant, and the limited partnership. Once the limited partnership has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant, the net profit is divided equally between the Company, as manager of the restaurant, and the limited partnership. As of October 1, 2005, only the limited partnership which owns the restaurant in Kendall, Florida has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant and the Company receives one-half (1/2) of the net profit as manager of the restaurant. The Company plans to continue forming limited partnerships to raise funds to own and operate restaurants under the "Flanigan's Seafood Bar and Grill" servicemark using the same financial arrangement.

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

Miami, Florida

         As of September 28, 2002, the Company, plus a wholly-owned subsidiary, owns one hundred (100%) percent of the limited partnership, which owned and operated the "Flanigan's Seafood Bar and Grill" restaurant in Miami, Florida. At the end of the second quarter of fiscal year 2002, the hotel property upon which the restaurant was located was "taken" through eminent domain and the restaurant closed.

         During the third quarter of fiscal year 2003, the Company, as general partner of the limited partnership, entered into a Sale of Business Agreement for the purchase of an existing business in Pinecrest, Florida, which transaction closed during the first quarter of fiscal year 2004. The purchase price of approximately $340,000 related to the acquisition of a below market lease and will therefore be recognized as additional lease expense over the remaining life of the lease once operation of the restaurant commences. As of October 1, 2005, the $340,000 is included in the accompanying balance sheet in other assets. The Company agreed to unconditionally guaranty the lease for the business premises in order to procure the consent of the landlord to the assignment of the lease. During the second quarter of fiscal year 2004 and after removing the interior finishes in anticipation of completing its building plans for the renovation of the building premises, the Company found numerous, substantial structural deficiencies which needed to be rectified prior to any renovations being made.

         During the third quarter of fiscal year 2004, the Company, as general partner of the limited partnership, and the landlord agreed upon the structural repairs required, as set forth by the landlord's engineering firm, and to equally share the cost thereof in order to minimize further delay to the renovation of the business premises. During fourth quarter of fiscal year 2004, the structural repairs were made by the landlord's contractor. Upon submitting its building plans to Pinecrest, Florida for review and the issuance of building plans, the Company was advised that there were structural problems that had not been addressed and other structural problems that were not adequately repaired and that its building plans would not be reviewed until the structural problems were rectified. The Company, as general partner of the limited partnership, is proceeding with the necessary structural repairs, while preserving its right to pursue a claim against the landlord for its contribution to any additional structural repairs and reimbursement of rent paid while the processing of its building plans is delayed. During the fourth quarter of fiscal year 2005, building permits were issued to the limited partnership to make the structural repairs, which structural repairs should be completed during the second quarter of fiscal year 2006. After the structural repairs are completed, it is anticipated that the limited partnership's building plans will be processed by Pinecrest, Florida, building permits issued and the renovations made to the business premises. The limited partnership still intends to raise funds through a private offering to renovate the restaurant once the renovation costs have been determined. During fiscal year 2005, the Company advanced the sum of $525,000 to the limited partnership, the use of which included, but was not limited to, architectural and engineering fees and its contribution to structural repairs made during the fiscal year. As of the end of fiscal year 2005, the Company had advanced the sum of $1,324,000 to the limited partnership for such uses and to close on the purchase of the existing business. The Company continues to act as general partner and will also be the owner of up to thirty three and one-third percent limited partnership interest. It is anticipated that the renovated restaurant will be open for business during the third quarter of fiscal year 2006.

Fort Lauderdale, Florida

         A related third party acts as general partner of a limited partnership which owns and operates a franchised restaurant in Fort Lauderdale, Florida under the "Flanigan's Seafood Bar and Grill" service mark. The Company is a twenty five percent owner of the limited partnership as are other related parties, including, but not limited to officers and directors of the Company and their families. This joint venture is not consolidated in the accompanying consolidated financial statements of the Company.

Surfside, Florida

         The Company acts as general partner of a limited partnership which owns and operates a restaurant in Surfside, Florida under the "Flanigan's Seafood Bar and Grill" service mark. The Company is also a forty two percent owner of the limited partnership as are other related parties, including, but not limited to officers and directors of the Company and their families. This restaurant opened for business in the second quarter of fiscal year 1998. As of the end of fiscal year 2005, this limited partnership had received an aggregate sum equal to 94.7% of the initial investment of all limited partners from the net profit from the operation of the restaurant.

Kendall, Florida

         The Company acts as general partner of a limited partnership which owns and operates a restaurant in Kendall, Florida under the "Flanigan's Seafood Bar and Grill" service mark. The Company is also a forty percent owner of the limited partnership as are other related parties, including, but not limited to officers and directors of the Company and their families. This restaurant opened for business on April 9, 2000. This limited partnership has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant.

West Miami, Florida

         The Company acts as general partner of a limited partnership which owns and operates a restaurant in West Miami, Florida under the "Flanigan's Seafood Bar and Grill" service mark. The Company is also a twenty five percent owner of the limited partnership as are other related parties, including, but not limited to officers and directors of the Company and their families. This restaurant opened for business on October 11, 2001. As of the end of fiscal year 2005, this limited partnership had received an aggregate sum equal to 97.23% of the initial investment of all limited partners from the net profit from the operation of the restaurant.

Weston, Florida

         The Company acts as general partner of a limited partnership, which owns and operates a restaurant in Weston, Florida under the "Flanigan's Seafood Bar and Grill" service mark. The Company is also the owner of twenty eight percent of the limited partnership, as are other related parties, including but not limited to officers and directors of the Company and their families. The restaurant opened for business, as a "Flanigan's Seafood Bar and Grill" restaurant on January 20, 2003. As of the end of fiscal year

2005, this limited partnership had received an aggregate sum equal to 45% of the initial investment of all limited partners from the net profit from the operation of the restaurant.

Stuart, Florida

         The Company acts as general partner of a limited partnership, which owns and operates a restaurant in a Howard Johnson's Hotel in Stuart, Florida under the "Flanigan's Seafood Bar and Grill" service mark. The Company is also the owner of a twelve percent limited partnership interest, as are other related parties, including but not limited to officers and directors of the Company and their families. The renovated restaurant opened for business on January 11, 2004. As of the end of fiscal year 2005, this limited partnership had received an aggregate sum equal to 20% of the initial investment of all limited partners from the net profit from the operation of the restaurant.

Wellington, Florida

         During the fourth quarter of fiscal year 2004, a limited partnership was formed with the Company as general partner, which limited partnership entered into a lease agreement to own and operate a restaurant in Wellington, Florida under the "Flanigan's Seafood Bar and Grill" service mark. During the first quarter of fiscal year 2005, the limited partnership completed its private offering, raising the sum of $1,850,000 to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The Company continues to act as general partner and is also the owner of a twenty six percent limited partnership interest, as are other related parties, including but not limited to officers and directors of the Company and their families. The restaurant opened for business on May 27, 2005. As of the end of fiscal year 2005, this limited partnership had received an aggregate sum equal to 17.5% of the initial investment of all limited partners from the net profit from the operation of the restaurant (7.5%) and a tenant allowance (10%) received from the landlord of the business premises.

Clubs
-----

         As of the end of fiscal year 2005, the Company owned one club in Atlanta, Georgia, which was operated by an unaffiliated third party, as discussed below.

Operation of Unit by Unaffiliated Third Party
----------------------------------------------

         The Company has a Management Agreement with Mardi Gras Management, Inc. for the operation of the Company's club in Atlanta, Georgia, under an adult entertainment format doing business as "Mardi Gras", through the balance of the term of the lease which expires on April 30, 2006. Pursuant to the Management Agreement, the Company receives an owner's fee equal to $150,000 per year versus ten percent of gross sales from the club, whichever is greater. The owner's fee is paid at the rate of $12,500 per month subject to adjustment each year on or about July 1st with an additional owner's fee equal to 10% of the gross sales exceeding $1,500,000 for the prior 12 month period being due the Company. The Company was holding a security deposit of $200,000 from Mardi Gras Management, Inc., but during fiscal year 2005, $130,000 of the security deposit was applied towards outstanding additional owner's fee due the Company. As of October 1, 2005, the balance of the security deposit held by the Company was $70,000, which amount was approximately equal to the balance of the rent due under the lease.

         During the third quarter of fiscal year 2004, Mardi Gras Management, Inc. entered into a new lease agreement with the landlord of the Company's club in Atlanta, Georgia. The new lease agreement is for a period of ten (10) years commencing when the current lease expires on April 30, 2006, with one (1) ten
(10) year renewal option. The Company did not execute or guaranty the new lease and has no liability on the same. Since Mardi Gras Management, Inc. will still operate the club under the Management Agreement, the Company will continue to receive an owner's fee of $150,000 per year versus ten (10%) percent of gross sales from the club, whichever is greater, until the rental increases under the new lease take effect. The Company agreed that one-half (1/2) of the rental increases will be credited against the owner's fee each year, provided the owner's fee is never less than $150,000 per year.


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


Government Regulation
---------------------

         The Company is subject to various federal, state and local laws affecting its business. In particular, the units operated by the Company are subject to licensing and regulation by alcoholic beverage control, health, sanitation, safety and fire department agencies in the state or municipality where located.

         Alcoholic beverage control regulations require each of the Company's units to apply to a state authority and, in certain locations, county and municipal authorities, for a license or permit to sell alcoholic beverages on the premises.

         In the State of Florida, which represents all but one of the total liquor licenses held by the Company, most of the Company's liquor licenses are issued on a "quota license" basis. Quota licenses are issued on the basis of a population count established from time to time under the latest applicable census. Because the total number of liquor licenses available under a quota license system is limited and restrictions placed upon their transfer, the licenses have purchase and resale value based upon supply and demand in the particular areas in which they are issued. The quota licenses held by the Company allow the sale of liquor for on and off premises consumption. In Florida, the other liquor licenses held by the Company or limited partnerships of which the Company is the general partner are restaurant liquor licenses, which do not have quota restrictions and no purchase or resale value. A restaurant liquor license is issued to every applicant who meets all of the state and local licensing requirements, including, but not limited to zoning and minimum restaurant size, seating and menu. The restaurant liquor licenses held by the Company allow the sale of liquor for on premises consumption only.

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

         During fiscal years 2003, 2004 and 2005 and through the present time, no significant pending matters have been initiated by the Department of Alcohol, Beverages and Tobacco concerning any of the Company's licenses which might be expected to result in a revocation of a liquor license or other significant actions against the Company.

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


Insurance
---------

         The Company has general liability insurance which incorporates a semi-self-insured plan under which the Company assumes the full risk of the first $50,000 of exposure per occurrence. The Company's insurance carrier is
responsible  for  $1,000,000   coverage  per  occurrence   above  the  Company's
self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During fiscal year 2003, fiscal year 2004, and again in fiscal year 2005 the Company was able to purchase excess liability insurance at a reasonable premium, whereby the Company's excess insurance carrier is responsible for $5,000,000 coverage above the Company's primary general liability insurance coverage. The Company is un-insured against liability claims in excess of $6,000,000.

         The Company's general policy is to settle only those legitimate and reasonable claims asserted and to aggressively defend and go to trial, if necessary, on frivolous and unreasonable claims. The Company has established a select group of defense attorneys which it uses in conjunction with this program. Under the Company's current liability insurance policy, any expense incurred by the Company in defending a claim, including adjusters and attorney's fees, are a part of the $50,000 retention.

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


Competition and the Company's Market
------------------------------------

         The liquor and hospitality industries are highly competitive and are often affected by changes in taste and entertainment trends among the public, by local, national and economic conditions affecting spending habits, and by population and traffic patterns. The Company believes that the principal means of competition among package liquor stores is price and in general, the principal means of competition among restaurants include location, type and quality of facilities and type, quality and price of beverage and food served.

         The Company's package liquor stores compete directly or indirectly with local retailers and discount "superstores". Due to the competitive nature of the liquor industry in South Florida, the Company has had to adjust its pricing to stay competitive, including meeting all competitors' advertisements. Such practices will continue in the package liquor business. It is the opinion of the Company's management that the Company has a competitive position in its market because of widespread consumer recognition of the "Big Daddy's" and "Flanigan's" names.

         As previously noted, at October 1, 2005 the Company owned and operated six restaurants, all of which had formerly been lounges and were renovated to provide full food service, operated one restaurant for a franchisee and operated an additional six restaurants as general partner of limited partnerships. These restaurants compete directly with other restaurants serving liquor in the area. The Company's restaurants are competitive due to four factors: product quality, portion size, moderate pricing and a standardization throughout the Company owned and operated restaurants and most of the franchises.

         The Company's business is subject to seasonal effects, in that liquor purchases tend to increase during the holiday seasons.


Trade Names
-----------

         The Company operates principally under two servicemarks; "Big Daddy's Liquors" and "Flanigan's Seafood Bar and Grill", both of which are federally registered trademarks owned by the Company. Throughout Florida the Company's package liquor stores are operated under the "Big Daddy's Liquors" servicemark. The Company's rights to the use of the "Big Daddy's" servicemark are set forth under a consent decree of a Federal Court entered into by the Company in
settlement  of  federal  trademark  litigation.   The  consent  decree  and
the settlement agreement allow the Company to continue, and expand, its use of the "Big Daddy's" servicemark in connection with limited food and liquor sales in Florida. The consent decree further contained a restriction upon all future sales of distilled spirits in Florida under the "Big Daddy's" name by the other party who has a federally registered servicemark for "Big Daddy's" use in the restaurant business. The Federal Court retained jurisdiction to enforce the consent decree. The Company has acquired a registered Federal trademark on the principal register for its "Flanigan's" servicemark.

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


Employees
---------

         As of year end, the Company employed 691 employees, of which 502 were full-time and 189 were part-time. Of these, 37 were employed at the corporate offices and 5 were employed in maintenance. Of the remaining employees, 43 were employed in package liquor stores and 606 in restaurants.

         None  of  the  Company's   employees  are   represented  by  collective
bargaining organizations. The Company considers its labor relations to be favorable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                        Positions and Offices              Office or Position
       Name             Currently Held              Age        Held Since
       ----             ---------------------       ---    ------------------

James G. Flanigan       Chairman of the Board        41            2002
                        of Directors, Chief
                        Executive Officer and
                        President

August Bucci            Chief Operating Officer      61            2002
                        and Executive Vice
                        President

William Patton          Vice President               82            1975
                        Community Relations


Jeffrey D. Kastner      Chief Financial Officer      52            1995
                        General Counsel and
                        Secretary

Jean Picard             Vice President of            67            2002
                        Package Store
                        Operations

Flanigan's 401(k) Plan
----------------------

         Effective  July  1,  2004,  the  Company  began   sponsoring  a  401(k)
retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. The Company is not required to contribute to the plan but may make discretionary profit sharing and/or matching contributions. During the fiscal year ended October 1, 2005, the Board of Directors approved discretionary matching contributions totaling $37,500 effective July 1, 2005.


Subsequent Events
-----------------

(a) Hurricane Wilma:

         As the Company previously disclosed in a press release on November 10, 2005, on October 24, 2005, Hurricane Wilma impacted South Florida. The corporate office of the Company was the only location to suffer significant structural damage, including the loss of its roof. Contents of the corporate office sustained water damage. Structural repairs, including the installation of a new roof, have been completed and the corporate offices are back in full operation. The Company's books and records, including data systems, are all intact.

         Most locations owned and/or operated by the Company, including franchises, sustained minimal damage, but all locations lost electric power for varying periods of time. With few exceptions, the majority of damages consisted of minimal roof damage, lost mansard shingles or tiles, awnings, signage and landscaping.

         By October 26, 2005, the second day after Hurricane Wilma, all Company-owned retail liquor stores were open for business notwithstanding the loss of electric power. All franchised retail package liquor stores were open for business by October 29, 2005. Of the six (6) Company-owned restaurants, two
(2) were re-opened by October 28, 2005, three (3) restaurants were re-opened by November 4, 2005, while the sixth (6th) Company-owned restaurant was re-opened by November 10, 2005. Of the six (6) limited partnership restaurants, with the exception of the restaurant located in Surfside, Florida, which re-opened on November 3, 2005, all limited partnership restaurants were re-opened by October 29, 2005. Of the seven (7) franchises, with the exception of the franchised restaurant in Fort Lauderdale, Florida, which re-opened on November 4, 2005, all franchised restaurants were re-opened by October 31, 2005.

         The Company maintains standard and customary property insurance coverage, as well as coverage for business interruption. These coverages are subject to certain exclusions related to damages caused by windstorm and have a deductible of $50,000 per occurrence. The Company has begun submitting claims for any and all damages that it concludes are not excluded and otherwise covered by its insurance. At this point, the Company cannot predict the extent to which its damages and business interruption loss of revenue will ultimately be covered by insurance, but the Company has received an advance of $250,000 ($300,000 less the $50,000 deductible), from the insurance carrier on account of damages to the corporate office alone.

         Hurricane Wilma did not have a material adverse affect upon retail package revenues for the first quarter of fiscal 2006, but did have a material adverse affect upon restaurant food and bar revenues, which lost approximately $550,000, (Company-owned restaurants - $350,000; limited partnership restaurants
- $200,000), in revenues for the same period.


(b) Purchase of Management Agreement:

         During the first quarter of fiscal 2006, the Company also entered into a management agreement to operate an existing restaurant in Deerfield Beach, Florida under its current format, "The Whale's Rib", and to be entitled to one-half (1/2) of the net profit from the operation of the same. The Company agreed to pay $500,000 for the management rights. The Company assumed the management of this restaurant at the start of the second quarter of fiscal 2006. This location will not be renovated to a "Flanigan's Seafood Bar and Grill" restaurant, nor will it be owned by a limited partnership.


(c) Contract to Purchase New Restaurant Location:

         During the first quarter of fiscal 2006, the Company, as agent for a limited partnership to be formed, entered into a contract for the purchase of an existing restaurant in Davie, Florida to renovate and operate as a "Flanigan's Seafood Bar and Grill" restaurant. The contract is subject to customary contingencies, including but not limited to landlord approval of planned renovations. This location will be owned by a limited partnership and the funds to purchase and renovate the same will be raised through a private offering.

Item 1A Risk Factors
--------------------

         An investment in the Company's common stock involves a degree of risk. These risks should be considered carefully with the uncertainties described below, and all other information included in this Annual Report on Form 10-K, before deciding whether to purchase the Company's common stock. Additional risks and uncertainties not currently known to management or that management currently deems immaterial may also become important factors that may harm the Company's business, financial condition or results or operations. The occurrence of any of the following risks could harm the Company's business, financial condition and results of operations. The trading price of the Company's common stock could decline due to any of these risks and uncertainties, and you may lose part or all of your investment.

         Certain statements in this report contain forward-looking information. In general, forward-looking statements include estimates of future revenues, cash flows, capital expenditures, or other financial items and assumptions underlying any of the foregoing. Forward-looking statements reflect management's current expectations regarding future events and use words such as "anticipate", "believe", "expect", "may", "will" and other similar terminology. These statements speak only as of the date they were made and involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements.

Several factors, many beyond the Company's control, could cause actual results to differ materially from management's expectations.


Planned Expansion May Not Be Successful
---------------------------------------

         The Company, as general partner of a limited partnership, is currently building one (1) new restaurant in its existing South Florida market and expects, at a minimum, to open this one (1) new restaurant in fiscal year 2006. The Company's ability to open and profitably operate restaurants and/or package liquor stores is subject to various risks such as identification and availability of suitable and economically viable locations, the negotiation of acceptable leases or the purchase terms of existing locations, the availability of limited partner investors, the need to obtain all required governmental permits (including zoning approvals) on a timely basis, the need to comply with other regulatory requirements, the availability of necessary contractors and subcontractors, the availability of construction materials and labor, the ability to meet construction schedules and budgets, variations in labor and building material costs, changes in weather or other acts of God that could result in construction delays and adversely affect the results of one or more restaurants and/or package liquor stores for an indeterminate amount of time. If the Company is unable to unsuccessfully manage these risks, it could face increased costs and lower than anticipated revenues and earnings in future periods.


General Economic Factors May Adversely Affect Results of Operations
-------------------------------------------------------------------

         National, regional and local economic conditions, such as recessionary economic cycles, a protracted economic slowdown or a worsening economy, could adversely affect disposable consumer income and consumer confidence. Unfavorable changes in these factors or in other business and economic condition affecting the Company's customers could reduce customer traffic in some or all of the Company's restaurants and/or package liquor stores, impose practical limits on pricing and increase costs, any of which could lower profit margins and have a material effect on the Company's results of operations.


Changes in Customer Preferences for Casual Dining Styles Could Adversely Affect Financial Performance
-------------------------------------------------------------------------------

         Changing customer preferences, tastes and dietary habits can adversely impact the Company's business and financial performance. The Company offers a large variety of entrees, side dishes and desserts and its continued success depends, in part, on the popularity of our cuisine and casual style of dining. A change from this dining style may have an adverse effect on the Company's business.

Labor Shortages, an Increase in Labor Costs, or Inability to Attract Employees Could Harm Company Business
------------------------------------------------------------------------------

         The Company's employees are essential to the operation of the Company restaurants and/or package liquor stores and the Company's ability to deliver an enjoyable dining experience to its customers. If the Company is unable to attract and retain enough qualified restaurant and/or package liquor store personnel at a reasonable cost, and if they do not deliver an enjoyable dining experience, the Company's results may be negatively affected. Additionally, competition for qualified employees could require the Company to pay higher wages, which could result in higher labor costs.


Increases in Employee Minimum Wages by the Federal or State Government Could Adversely Affect Business
----------------------------------------------------------------------------

         The Company employees are paid wages that relate to federal and state minimum wage rates. Any increases in the minimum wage rates may significantly increase labor costs. In addition, since the Company's business is labor-intensive, shortages in the labor pool or other inflationary pressure could increase labor costs, which could harm the Company's financial performance.


Fluctuations in Commodity Prices and Availability of Commodities Including Pork, Beef, Fish, Poultry and Dairy Could Affect Company Business
--------------------------------------------------------------------------------

         A significant component of the Company's costs are related to food commodities including pork, beef, fish, poultry and dairy products. If there is a substantial increase in prices for these products and the Company is unable to offset the increases with changes in menu prices, the Company's results could be negatively affected.


Due to the Company's Geographic Locations, Restaurants are Subject to Climate Conditions that Could Affect Operations
--------------------------------------------------------------------------------

         All but one (1) of the Company restaurants and package liquor stores are located in South Florida, with the remaining restaurant located in Central Florida. During hurricane season, (June 1st through November 30th each year), the Company's restaurants and/or package liquor stores may face harsh weather associated with hurricanes and tropical storms. These harsh weather conditions may make it more difficult for customers to visit the Company's restaurants and package liquor stores, or may necessitate the closure of the same for a period of time. If customers are unable to visit the Company's restaurants and/or package liquor stores, Company sales and operating results may be negatively affected.

Inability to Attract and Retain Customers Could Affect Results of Operations
----------------------------------------------------------------------------

         The Company takes pride in its ability to attract and retain customers, however, if the Company does not deliver an enjoyable dining experience for its customers, they may not return and results may be negatively affected.


The Company Faces Competition in the Restaurant and Liquor Industries, and if the Company is Unable to Compete Effectively, its Business and Financial Performance will be Adversely Affected
--------------------------------------------------------------------------------

         The restaurant and liquor industries are intensely competitive and are affected by changes in customer tastes, dietary habits and by economic and demographic trends. New menu items, concepts and trends are constantly emerging. The Company competes on quality, variety, value, service, price and location. If the Company is unable to compete effectively, its business, financial condition and results of operations will be materially adversely affected.


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

         All of the Company's units require periodic refurbishing in order to remain competitive. The Company has budgeted $700,000 for its refurbishing program for fiscal year 2006. See Item 7, "Liquidity and Capital Resources" for discussion of the amounts spent in fiscal year 2005.

         The following table summarizes the Company's properties as of October 1, 2005 including franchise locations, a club and Company managed locations.


                           Square             License        Lease
Name and Location          Footage   Seats    Owned by       Terms
-----------------          -------   -----    --------       -----

Big Daddy's Liquors #4     1,978      N/A     Company    3/1/02 to 2/28/27
Flanigan's Enterprises                                     and Options to
Inc. (10)                                                  2/28/37
7003 Taft Street
Hollywood, FL

                                              Franchise/
                                     Square   License        Lease
Name and Location          Footage   Seats    Owned by       Terms
-----------------          -------   -----    --------       -----

Big Daddy's Liquors #7      1,450     N/A     Company      11/1/00 to 10/31/06
Flanigan's Enterprises                                       and Annual Options
Inc.                                                         to 10/31/15
1550 W. 84th Street
Hialeah, FL

Big Daddy's Liquors #8      1,800     N/A     Company      5/1/99 to 4/30/14
Flanigan's Enterprises
Inc.
959 State Road 84
Fort Lauderdale, FL

Flanigan's Seafood          4,300     130     Company      10/1/71 to 12/31/09
Bar and Grill #9                                             New lease 1/1/10
Flanigan's Enterprises                                       to 12/31/14
Inc. (1)                                                     Options to
1550 W. 84th Street                                          12/31/24
Hialeah, FL

Flanigan's Legends          5,000     150     Franchise    1/4/00 to 1/3/20
Seafood Bar and Grill                                        Option to 1/3/25
#11, 11 Corporation (3)
330 Southern Blvd.
W. Palm Beach, FL

Flanigan's Legends          5,000     180     Franchise    11/15/92 to
Seafood Bar and Grill                                        11/15/12
#12 Galeon Tavern, Inc.(3)
2401 Tenth Ave. North
Lake Worth, FL

Flanigan's Seafood          3,320      90     Franchise    6/1/79 to 6/1/09
Bar and Grill #14,                                           Options to 6/1/19
Big Daddy's #14, Inc.(2)(3)(5)(9)
2041 NE Second St.
Deerfield Beach, FL

Piranha Pats II-#15         4,000      90     Franchise/   3/2/76 to 8/31/06
CIC Investors #15 Ltd.(3)(5)                  Limited        Option to 8/31/11
1479 E. Commercial Blvd.                      Partnership
Ft. Lauderdale, FL

Flanigan's Seafood          4,300     100     Franchise    2/15/72 to 12/31/10
Bar and Grill #18                                            Options to
Twenty Seven Birds                                            12/31/20
Corp. (2) (3) (5)                                            Option to purchase
2721 Bird Avenue
Miami, FL

                                              Franchise/
                                     Square   License        Lease
Name and Location          Footage   Seats    Owned by       Terms
-----------------          -------   -----    --------       -----

Flanigan's Seafood          4,500     160     Company      3/1/72 to 12/31/10
Bar and Grill #19                                          Options to 12/31/20
Flanigan's Enterprises
Inc. (2)(4)
2505 N. University Dr.
Hollywood, FL

Flanigan's Seafood          5,100     140     Company      7/15/68 to 12/31/06
Bar and Grill #20                                          Annual options
Flanigan's Enterprises                                     until the Company
Inc.  (2)                                                  fails to exercise
13205 Biscayne Blvd.                                       Additional Lease
North Miami, FL                                            5/1/69 to 12/31/06
                                                           Annual options
                                                           until the Company
                                                           fails to exercise

Flanigan's Seafood          4,100     200     Company      12/16/68 to
Bar and Grill #22                                          12/31/10
Flanigan's Enterprises                                     Options to 12/31/20
Inc. (2)(4)                                                Option to purchase
2600 W. Davie Blvd.
Ft. Lauderdale, FL

Flanigan's Enterprises     3,000       90     Company      7/1/50 to 6/30/49
Inc. #27 (8)
732-734 NE 125th St.
North Miami, FL

Flanigan's Seafood         4,600      150     Company      9/6/68 to 12/31/10
Bar and Grill #31                                          Options to 12/31/20
Flanigan's Enterprises                                     Option to purchase
Inc. (2)(12)
4 N. Federal Highway
Hallandale, FL

Flanigan's Guppy's          4,620     130     Franchise    11/1/03 to 4/30/11
Seafood Bar and Grill #33
Guppies, Inc. (2)(3)(5)
45 S. Federal Highway
Boca Raton, FL

Big Daddy's Liquors         3,000     N/A     Company      5/29/97 to 5/28/07
#34, Flanigan's                                            Options to 5/28/17
Enterprises, Inc. (1)
9494 Harding Ave.
Surfside, FL

                                              Franchise/
                                     Square   License        Lease
Name and Location          Footage   Seats    Owned by       Terms
-----------------          -------   -----    --------       -----

Flanigan's Seafood          4,600     140     Company      4/1/71 to 12/31/10
Bar and Grill #40                                          Options to 12/31/15
Flanigan's Enterprises
Inc. (2)
5450 N. State Road 7
Ft. Lauderdale, FL

Piranha Pat's #43           4,500      90     Franchise    12/1/72 to 11/30/07
BD 43 Corporation (2)(3)(5)                                Option to 11/30/12
2500 E. Atlantic Blvd.
Pompano Beach, FL

Big Daddy's Liquors         6,000     N/A     Company      12/21/68 to 1/1/10
#47, Flanigan's                                            Options to 1/1/60
Enterprises, Inc. (6)
8600 Biscayne Blvd.
Miami, FL

Flanigan's Seafood          8,000     200     Limited      06/01/91 to 5/31/11
Bar and Grill #13, (11)                       Partnership  Options to 5/31/21
CIC Investors #13, Ltd
11415 S. Dixie Highway
Pinecrest, FL

Flanigan's Seafood          6,800     200     Limited      8/1/97 to 12/31/11
Bar and Grill #60,                            Partnership
CIC Investors #60 Ltd.
9516 Harding Avenue
Surfside, FL

Flanigan's Seafood          6,128     200     Limited      4/01/05 to 3/31/15
Bar and Grill #65                             Partnership  Options to 3/31/25
CIC Investors #65, Ltd
2335 State Road 7,Suite 100
Wellington, FL

Flanigan's Seafood          4,850     161     Limited      4/1/98 to 3/31/08
Bar and Grill #70                             Partnership  Options to 3/31/28
CIC Investors #70 Ltd.
12790 SW 88 St
Kendall, FL

Flanigan's Seafood          7,000     200     Limited      10/1/03 to 9/30/06
Bar and Grill #75                             Partnership  Options to 9/30/27
CIC Investors # 75 Ltd.
950 S. Federal Highway
Stuart, FL 34994

                                              Franchise/
                                     Square   License        Lease
Name and Location          Footage   Seats    Owned by       Terms
-----------------          -------   -----    --------       -----

Flanigan's Seafood          5,000     165     Limited      6/15/01 to 12/14/19
Bar and Grill #80                             Partnership  Options to 12/14/39
CIC Investors #80 Ltd.
8695 N.W. 12th St
Miami, FL

Flanigan's Seafood          5,700     235     Limited      7/29/01 to 7/28/17
Bar and Grill #95                             Partnership  Options to 7/28/32
CIC Investors #95 Ltd.
2460 Weston Road
Weston, FL

Mardi Gras                 10,000     400     Company      5/1/76 to 4/30/06
Flanigan's Enterprises,
Inc., #600 (7)
Powers Ferry Landing
Atlanta, GA

 (1)     License subject to chattel mortgage.

 (2)     License pledged to secure lease rental.

 (3)     Franchised by Company.

 (4)     Former franchised unit returned and now operated by Company.

 (5)     Lease assigned to franchisee

 (6) The Company owns 48% of the underlying leasehold from the unaffiliated third parties to whom the lease had been assigned and subleased back.

 (7)     Location managed by an unaffiliated third party.

 (8) Location was closed in May 1998. The Company entered into a five year sublease agreement, with two five year options, with an unaffiliated third party who is presently operating a restaurant at this location.

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

(11) Location estimated to open for business during the third quarter of fiscal year 2006.

(12) During the fourth quarter of fiscal year 2004, the Company exercised its option purchase the real property and for an assignment of a ground lease of this location pursuant to an option to purchase contained in the Sublease Agreement.


Exercise of Option to Purchase.
-------------------------------

         During the fourth quarter of fiscal year 2004, the Company exercised the option to purchase contained in the Sublease Agreement for the combination restaurant and package liquor store located at 4 North Federal Highway, Hallandale, Florida, (Store #31). The purchase includes real property and the assignment of a ground lease for a small portion of the property. The Company has procured financing for this purchase. The option to purchase contains a formula whereby each party retains an appraiser to determine the "fair market value" for the purchase of the property and if the two appraisers cannot agree upon the same, then a third appraiser is selected, whose determination of the "fair market price" is binding. During the fourth quarter of fiscal year 2005, the parties agreed upon a third appraiser to determine the purchase price. It is anticipated that the transaction will close during the second quarter of fiscal year 2006.


Item 3. Legal Proceedings.
--------------------------

         Certain states have liquor liability (dram shop) laws which allow a person injured by an "obviously intoxicated person" to bring a civil suit against the business (or social host) who had served intoxicating liquors to an already "obviously intoxicated person". Dram shop claims normally involve traffic accidents and the Company generally does not learn of dram shop claims until after a claim is filed and then the Company vigorously defends these claims on the grounds that its employee did not serve an "obviously intoxicated person". Damages in most dram shop cases are substantial. At the present time, there are no dram shop cases pending against the Company. The Company maintains general liability insurance. See Item 1, "Insurance" on page 13 of this annual report of Form 10-K for a discussion of general liability insurance.

         There is no material pending legal proceedings, other than ordinary routine litigation incident to the business, none of which the Company believes is material.


Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         During the fourth quarter of fiscal year 2005 the Company did not submit any matter to a vote of the security holders.

                                     PART II
                                     -------

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
--------------------------------------------------------------------------------

                    Fiscal 2005     Fiscal 2004    Fiscal 2003
                    -----------     -----------    -----------
                    High    Low     High    Low    High    Low
                    ----    ---     ----    ---    ----    ---

First quarter       7.35    6.20    6.85    6.00    6.10   4.90
Second quarter      9.35    6.97    6.90    6.13    6.10   5.50
Third quarter       9.40    7.16    6.70    6.20    6.37   5.99
Fourth quarter      9.90    8.90    6.65    6.21    6.60   6.00


         On December 18, 2003 the Company declared a cash dividend of 30 cents per share payable on January 15, 2004 to shareholders of record on December 30, 2003.

         On December 9, 2004, the Company declared a cash dividend of 32 cents per share payable on January 28, 2005 to shareholders of record on January 14, 2005.

         On January 13, 2006, the Company declared a cash dividend of 35 cents per share payable on February 15, 2006 to shareholders of record on January 31, 2006.


Item 6. Selected Financial Data.
--------------------------------
-----------------------------------------------------------------------------
              2001         2002         2003         2004         2005
-----------------------------------------------------------------------------
                            Statement of Operations Data
-----------------------------------------------------------------------------
Revenue   $36,038,000  $39,124,000  $40,253,000  $45,933,000   $49,032,000

--------------------------------------------------------------------------------

Income from Operations

          $ 2,583,000  $ 2,788,000  $ 2,024,000  $1,273,000     $2,166,000

--------------------------------------------------------------------------------

Net income $1,529,000  $ 1,383,000    $ 888,000   $ 440,000       $1,107,000
-----------------------------------------------------------------------------
Earnings per share $  0.80    $ 0.71      $ 0.46      $ 0.23           $ 0.58
-----------------------------------------------------------------------------

                               Balance Sheet Data
-----------------------------------------------------------------------------
Total assets $16,728,000  $17,367,000  $18,733,000  $19,774,000  $20,844,000
-----------------------------------------------------------------------------

Long term liabilities
             $ 2,010,000  $ 1,593,000  $ 1,314,000  $ 1,217,000  $ 1,383,000
-----------------------------------------------------------------------------
Net working capital
             $ 2,436,000  $ 2,980,000  $ 2,093,000  $ 2,131,000  $ 2,151,000
-----------------------------------------------------------------------------
Stockholders' equity
             $ 8,968,000  $ 9,957,000  $10,351,000  $10,101,000  $10,273,000
-----------------------------------------------------------------------------
Dividends declared
             $   231,000  $   499,000  $   520,000  $   581,000  $   609,000
-----------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview
--------

         The Company owns and/or operates restaurants with lounges, package liquor stores and an adult entertainment oriented club. As of October 1, 2005, the Company operated nineteen units. The Company had interests in an additional seven units which were franchised by the Company, including the franchised restaurant managed by the Company. Of the units operated by the Company, four were combination package liquor store and restaurant, nine were restaurants only and five were package liquor stores only. There was one club operated by an unaffiliated third party under a management agreement. During fiscal year 2001, the Company entered into a ground lease and constructed a building in Hollywood, Florida for the operation of a package liquor store from one half (1/2) of the building and to sublease retail space from the other one half (1/2). The package liquor store opened for business during the first quarter of fiscal year 2004 and the retail space was subleased during the second quarter of fiscal year 2004. At the start of the second quarter of fiscal year 2004, a restaurant located in Stuart, Florida, owned by a limited partnership of which the Company acts as general partner, opened for business. During fiscal year 2004, the Company entered into a lease agreement and renovated a restaurant located in Wellington, Florida, owned by a limited partnership of which the Company acts as general partner. The restaurant opened for business on May 27, 2005.

Results of Operations
---------------------

THE FISCAL YEARS ENDING OCTOBER 1, 2005, ("FISCAL 2005") AND SEPTEMBER 27, 2003, ("FISCAL 2003"), WERE FIFTY TWO WEEK FISCAL YEARS. THE FISCAL YEAR ENDING OCTOBER 2, 2004, ("FISCAL 2004"), WAS A FIFTY THREE WEEK FISCAL YEAR AND THE EXTRA WEEK IN FISCAL YEAR 2004 CONTRIBUTED TO INCREASES IN REVENUES AND EXPENSES FOR THE FISCAL YEAR WHEN COMPARING THEM TO REVENUES AND EXPENSES FOR THE FISCAL YEARS 2005 and 2003, WITH THE EXCEPTION OF THE WEEKLY AVERAGE OF SAME STORE SALES.

REVENUES (in thousands):
-------------------------------------------------------------------------------
                     Fifty Two           Fifty Three               Fifty Two
                    Weeks Ended          Weeks Ended              Weeks Ended
                    Oct. 1, 2005         Oct. 2, 2004           Sept. 27, 2003
Sales
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Restaurant, food   $29,219   61.3%      $26,347   59.1%         $22,489   57.7%
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Restaurant, bar      6,610   13.9%        7,351   16.5%           6,705   17.2%
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Package goods       11,810   24.8%       10,911   24.4%           9,777   25.1%
-------------------------------------------------------------------------------

Total               47,639  100.0%       44,609  100.0%          38,971  100.0%
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Franchise revenues     984                  958                     904
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Owners fee             261                  265                     260
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Other operating
  income               148                  101                     118
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Total Revenues     $49,032              $45,933                 $40,253
-------------------------------------------------------------------------------

Comparison of Fiscal Years Ended October 1, 2005 and October 2, 2004
--------------------------------------------------------------------

         As the table above illustrates, total revenues for fiscal 2005 increased by 6.7% when compared to fiscal 2004. The increase in total revenues for fiscal 2005 was primarily due to the restaurant in Wellington, Florida opening during the third quarter of fiscal 2005, the restaurant in Stuart, Florida and the package store in Hollywood, Florida being open for the entire fiscal 2005, increases in same store sales and menu price increases. During fiscal year 2006, ("fiscal 2006"), total revenues are expected to continue increasing primarily due to the restaurant in Wellington, Florida being open for the entire fiscal year, the anticipated opening of the restaurant in Pinecrest, Florida at the start of the third quarter of fiscal 2006, increased volume and menu price increases.

         Restaurant food sales represented 61.3% of total sales for fiscal 2005 as compared to 59.1% of total sales for fiscal 2004. The weekly average of same store restaurant food sales, which now includes three (3) limited partnership restaurants instead of one (1), was $444,000 for fiscal 2005 as compared to $404,000 for fiscal 2004, an increase of 9.9%. The weekly average of restaurant food sales increased for fiscal 2005 as compared to fiscal 2004 due to increased volume and menu price increases. The percentage of restaurant food sales to total sales increased due to the opening of the restaurant in Wellington, Florida during fiscal 2005 and is expected to increase further during fiscal 2006 due to the anticipated opening of the restaurant in Pinecrest, Florida during the third quarter of fiscal 2006.

         Restaurant bar sales represented 13.9% of total sales for fiscal 2005 as compared to 16.5% of total sales for fiscal 2004. The weekly average of same store restaurant bar sales was $99,000 for fiscal 2005 as compared to $101,000 for fiscal 2004, a decrease of 2.0%. During fiscal 2005 the Company began offering promotions at the bars only, during limited hours. With this promotion, the decrease in the weekly average of same store restaurant bar sales is expected to be reversed, but management is careful to preserve and continue promoting the Company's perception as a family restaurant.

         Package store sales represented 24.8% of total sales for fiscal 2005 as compared to 24.4% of total sales for fiscal 2004. The weekly average of same store package sales was $192,000 for fiscal 2005 as compared to $180,000 for fiscal 2004, an increase of 6.7%. The increase was primarily due to increased volume. During fiscal 2006, package store sales are expected to increase due to the continued increase in the weekly average of same store package sales.

         The gross profit margin for restaurant sales was 65.1% for fiscal 2005 as compared to 64.4% for fiscal 2004. The Company offset increased costs during fiscal 2005 with menu price increases, which resulted in an increased gross profit margin for restaurant sales when compared to fiscal 2004. The Company expects costs to continue increasing during fiscal 2006 and will continue to offset increasing costs by menu price increases, where competitively possible, during fiscal 2006.

         The gross profit margin for package goods sales was 28.6% for fiscal 2005 as compared to 27.9% for fiscal 2004. For fiscal 2005, the increase in gross profit is attributed to the purchase of "close out" and inventory reduction merchandise from wholesalers and the continued implementation of a training program for package store employees. The gross profit margin for package good sales is expected to remain constant during fiscal 2006.

Operating Costs and Expenses
----------------------------

         Operating costs and expenses for fiscal 2005 were $46,866,000 as compared to $44,660,000 for fiscal 2004. Operating expenses are comprised of the cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses. Operating costs and expenses for fiscal 2005 increased by 4.9% as compared to operating costs and expenses for fiscal 2004. The increase in operating costs and expenses for fiscal

2005 was primarily due to the opening of the new restaurant in Wellington, Florida during the third quarter of fiscal 2005, the restaurant in Stuart, Florida and the package store in Hollywood, Florida being open for the entire fiscal year, as well as a general increase in overall operating costs and expenses. During fiscal 2006, operating costs and expenses are expected to continue increasing primarily due to the restaurant in Wellington, Florida being open for the entire year, the anticipated opening of the new restaurant in Pinecrest, Florida during the third quarter of fiscal 2006 and a general increase in overall operating costs and expenses.

         Payroll and related costs were $13,636,000 for fiscal 2005, as compared to $12,523,000 for fiscal 2004, representing increases of 8.9%. The increase in payroll and related costs for fiscal 2005 was primarily due to the opening of the new restaurant in Wellington, Florida during the third quarter of fiscal 2005, the new Florida minimum wage which went into effect during the third quarter of fiscal 2005 and the restaurant in Stuart, Florida and the package store in Hollywood, Florida being open for the entire fiscal year. Payroll and related costs are expected to increase during fiscal 2006 due to the anticipated opening of the restaurant in Pinecrest, Florida and the increase in the Florida minimum wage by a cost of living increase effective January 1, 2006.

         Occupancy costs, which include rent, common area maintenance, repairs and taxes were $2,853,000 for fiscal 2005 as compared to $2,740,000 for fiscal 2004. The increase in occupancy costs during fiscal 2005 was due primarily to the payment of rent for the new restaurant in Wellington, Florida.

         Selling, general and administrative expenses were $9,439,000 for fiscal 2005 as compared to $9,525,000 for fiscal 2004. Excluding non-recurring expenses and/or adjustments in selling, general and administrative expenses during fiscal 2004, which expenses and adjustments totaled $467,000, the increase in selling, general and administrative expenses during fiscal 2005 was primarily due to the opening of the new restaurant in Wellington, Florida during the third quarter of fiscal 2005 and the restaurant in Stuart, Florida and the package store in Hollywood, Florida having been open the entire fiscal year. Selling, general and administrative expenses are expected to increase during fiscal 2006 due to the anticipated opening of the restaurant in Pinecrest, Florida.

         During  fiscal  2004,  the  following   non-recurring  expenses  and/or
adjustments in selling, general and administrative expense adversely effected earnings:

First Quarter Fiscal Year 2004:


            a       Adjustment for store supplies                       $104,000

Second Quarter Fiscal Year 2004:

            a.      Adjustment for allocations of insurance
                    premiums related to franchises:                     $178,000

            b.      Past Due Real Property Taxes                         $52,000

            c.      Excess opening costs of joint venture                $74,000
                    restaurant in Stuart, Florida

Third Quarter Fiscal Year 2004:

            a.      Past Due Real Property Taxes                         $59,000

                                                                   -------------
                                                                 Total: $467,000

Other Income and Expenses
-------------------------

         Other income and expenses, which include minority interest in consolidated limited partnerships, were an expense of ($516,000) for fiscal 2005 as compared to ($663,000) for fiscal 2004. Other income and expense of fiscal 2005 includes the expense of $121,000 relating to the abandonment of fixed assets, as compared to the expense of $367,000 for fiscal 2004.


Comparison of Fiscal Years Ended October 2, 2004 and September 27, 2003
-----------------------------------------------------------------------

         As the table above also illustrates, total revenues for fiscal 2004 increased when compared to fiscal year 2003.

         Restaurant food sales represented 59.1% of total sales for fiscal 2004 as compared to 57.7% of total sales for fiscal 2003. The weekly average of same store restaurant food sales was $404,000 for fiscal 2004 as compared to $388,000 for fiscal 2003, an increase of 4.1%. The weekly average of restaurant food sales increased for the fiscal as compared to fiscal 2003 due to menu price increases and increased volume.

         Restaurant bar sales represented 16.5% of total sales for fiscal 2004 as compared to 17.2% of total sales for fiscal 2003. The weekly average of same store restaurant bar sales was $101,000 for fiscal 2004 as compared to $104,000 for fiscal 2003, a decrease of 2.9%. The decrease in the weekly average of same store restaurant bar sales is expected to continue as the Company's perception as a family restaurant continues to grow.

         Package store sales represented 24.4% of total sales for the fiscal 2004 as compared to 25.1% of total sales for fiscal 2003. The weekly average of same store package sales was $180,000 for fiscal 2004 as compared to $177,000 for fiscal 2003, an increase of 1.7%. The increase was primarily due to increased volume.

         The gross profit margin for restaurant sales was 64.4% for fiscal 2004 as compared to 65.8% for fiscal 2003. The gross profit margin for restaurant sales for fiscal 2004 was adversely affected by increasing costs. The Company has offset increased costs by price increases.

         The gross profit margin for package goods sales was 27.9% for fiscal 2004 as compared to 27.0% for fiscal 2003. For fiscal 2004, the increase in gross profit is attributed to the purchase of "close out" and inventory reduction merchandise from wholesalers and the implementation of a new training program for package store employees.

         Overall gross profits were 55.5% for fiscal 2004, as compared to 56.1% for fiscal 2003. The decline in overall gross profits was primarily attributed to increasing costs and a higher percentage of restaurant food and package sales versus a decline in restaurant beverage sales. During fiscal 2004, the Company began offsetting the decline in overall gross profits by price increases.


Operating Costs and Expenses
----------------------------

         Operating costs and expenses for fiscal 2004 were $44,660,000 as compared to $38,229,000 for fiscal 2003. Operating expenses are comprised of the cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses. Operating costs and expenses for fiscal 2004 increased by 16.8% as compared to operating costs and expenses for fiscal 2003, primarily due to the opening of the new restaurant in Stuart, Florida on January 11, 2004, the opening of the new package store in Hollywood, Florida on November 17, 2003 and the restaurant in Weston, Florida being open for the entire fiscal year ended October 2, 2004, as well as a general increase in overall operating costs and expenses.

         Payroll and related costs were $12,523,000 for fiscal 2004, as compared to $11,423,000 for fiscal 2003. Payroll and related costs for fiscal 2004 increased as compared to payroll and related costs for fiscal 2003, primarily due to the opening of the new restaurant in Stuart, Florida on January 11, 2004, the opening of the new package store in Hollywood, Florida on November 17, 2003 and the restaurant in Weston, Florida being open for the entire fiscal 2004.

         Occupancy costs, which include rent, common area maintenance, repairs and taxes were $2,740,000 for fiscal 2004 as compared to $2,158,000 for fiscal 2003. The increase in occupancy costs during fiscal 2004 was due primarily to the payment of rent for the restaurant in Weston, Florida for the entire fiscal year, the payment of rent for the new restaurant in Stuart, Florida and the payment of rent for a new restaurant location in Pinecrest, Florida commencing at the start of the second quarter of fiscal 2004.

         Selling, general and administrative expenses were $9,525,000 for fiscal 2004 as compared to $7,534,000 for fiscal 2003. The increase in selling, general and administrative expenses during fiscal 2004 was primarily due to the restaurant in Weston, Florida being open for the entire fiscal year, the opening of the new restaurant in Stuart, Florida on January 11, 2004 and the opening of the new package store in Hollywood, Florida on November 11, 2003.

New Limited Partnership Restaurants
-----------------------------------

         As the Company opens new limited partnership restaurants on a more regular basis, the Company's income from operations will be adversely affected by the higher costs associated with the opening of the same. To insure that a new restaurant opens with the high quality of service for which the
Company is known, the Company has a select group of employees, known as "new restaurant openers", who travel to new restaurants for that purpose. "New restaurant openers" may spend up to 90 days at a new restaurant. In the case of a new limited partnership restaurant which is not local, lodging must be provided for the "new restaurant openers", which may increase the opening cost significantly over the opening cost of local restaurants. In addition, immediately prior to the opening of a new restaurant and in order to provide a "test run" for the same, the Company sponsors pre-opening parties for its limited partners and the Company employees. By way of illustration, the opening of the limited partnership restaurants in Wellington, Florida, Stuart, Florida and Weston, Florida during fiscal 2005, 2004 and 2003 respectively, incurred the following pre-opening and opening expenses:

                    #65- Wellington, Fl    #75- Stuart, Fl.   #95- Weston, Fl.
                    -------------------    ----------------   ----------------

Pre-Opening Rent:          $18,000             $17,000            $72,000
Pre-Opening Payroll:       $90,000*            $22,000**          $36,000
Post-Opening Increased
Payroll Costs (90 days):   $22,000*            $42,000**          $18,000
Promotional Costs:         $ 3,000             $ 7,000            $ 9,000
                           ---------           ---------          ---------
Total:                     $133,000            $88,000            $135,000

* excludes lodging and per diem allowances, ($51,000), for new restaurant openers incurred due to proximity of this location.
** excludes lodging and per diem allowances, ($74,000), for new restaurant openers incurred due to the proximity of this location.

         The pre-opening rent is generally less for new leases, rather than the purchase of an existing location which includes the assumption of an existing lease. In the negotiation of a new lease, there is normally a construction period before which the rent begins. In the case of the limited partnership restaurant in Wellington, Florida, the lease agreement, as amended, included a two hundred ten (210) day period for renovations, although the restaurant did not open for seven and one half (7 1/2) months from the date possession of the business premises was turned over to the limited partnership to begin its build out. Since the opening of the limited partnership restaurant in Surfside, Florida, the pre-opening rent expense for limited partnership restaurants has ranged from $17,000 - $137,000. The pre-opening rent expense for the new limited partnership restaurant in Pinecrest, Florida has already proven to be an exception to the customary pre-opening rent expense due to structural repairs which had to be made to the business premises prior to renovations beginning. As of October 1, 2005, pre-opening rent was $357,000 and continuing at $17,000 per month. The Company has preserved its right to assert a claim against the landlord that some of the pre-opening rent is not due while structural repairs have delayed its renovations.

         During fiscal 2005, the limited partnership restaurant in Wellington, Florida reported a loss of $364,000, thus contributing to a reduction in the operating income for fiscal 2005. During fiscal 2006, operating income will be adversely affected by continued opening costs of the new limited partnership restaurant in Pinecrest, Florida.

Trends
------

         During the next twelve months, management expects continued increases in restaurant sales due primarily to the restaurant in Wellington, Florida being open for the entire fiscal year, the anticipated opening of the new restaurant in Pinecrest, Florida, and continued increases in same store sales. Package goods sales are also expected to increase due to continued increases in same store sales. Franchise royalties are expected to increase due to the new restaurant in Wellington, Florida, the anticipated opening of the new restaurant in Pinecrest, Florida and continued increases in same store sales for the limited partnerships and franchises. At the same time, management also expects higher food costs and overall expenses to increase generally, although the Company will continue to raise its menu prices to offset the higher food costs and overall expenses wherever competitively possible.

         The  Company  intends  to  open  additional   restaurants  as  suitable
locations become available, using limited partnerships, of which it is the general partner, to raise funds to own and operate the same.

         The Company is not actively searching for locations for the operation of a package store, but if an appropriate location for a package store becomes available, the Company will consider the same.

Liquidity and Capital Resources
-------------------------------

Cash Flows
----------

         The following table is a summary of the Company's cash flows for fiscal years 2005, 2004 and 2003:
------------------------------------------------------------------------
                                  Fiscal Years
------------------------------------------------------------------------
                                2005                2004          2003
------------------------------------------------------------------------
                                       (in thousands)
------------------------------------------------------------------------
Net cash provided by
operating activities            $2,664             $3,411        $4,418
------------------------------------------------------------------------
Net cash used in
investing activities            (2,054)            (1,289)       (3,269)
------------------------------------------------------------------------

Net cash used in
financing activities              (872)              (773)         (705)
------------------------------------------------------------------------

Net increase (decrease)
in cash and equivalents           (262)             1,349           444
------------------------------------------------------------------------
Cash and equivalents.
beginning of year                2,936              1,587         1,143
------------------------------------------------------------------------
Cash and equivalents.
end of year                     $2,674             $2,936        $1,587
------------------------------------------------------------------------

Capital Expenditures
--------------------

         Capital expenditures were $2,095,000, $1,532,000 and $3,028,000 during fiscal years 2005, 2004 and 2003, respectively. During fiscal year 2005, the Company also purchased three (3) vehicles, for an aggregate purchase price of $302,000, which vehicles were 100% financed. The capital expenditures for each fiscal year included upgrading existing units serving food and improvements to package liquor stores. The capital expenditures for fiscal year 2005 included renovations to the business premises by the joint venture in Wellington, Florida, ($1,280,000).


Contractual Cash Obligations
----------------------------
                                             Less Than        1-5        After
                                    Total      1 Year        Years      5 Years
                                    -----      ------        -----      -------

Long-term debt                    1,557,000     174,000    1,383,000
Operating leases                 17,957,000   2,337,000    7,962,000   7,658,000
Rib Contract                      3,280,000   3,280,000
                                 ----------   ---------    ---------   ---------

Total                            22,794,000   5,791,000    9,345,000   7,658,000
                                 ==========   =========    =========   =========

         All of the Company's units require periodic refurbishing in order to remain competitive. The budget for fiscal 2006 includes approximately $700,000 for this purpose, which is not included in the above table. The table also does not include any lease guarantees for franchisees, which guarantees total approximately $2,970,000. The Company expects the funds for these improvements to be provided from operations. In addition, it is anticipated that during fiscal 2006, one new limited partnership, (Pinecrest, Florida), will require approximately $2,000,000 in capital expenditures to complete its renovations and preparation for opening as a "Flanigan's Seafood Bar and Grill" restaurant, which funds will be raised through a private offering. The private offering will also raise funds to reimburse the Company for funds advanced in excess of its planned investment in this limited partnership.

Purchase Commitments
--------------------

         Effective December 1, 2005, the Company entered into a purchase agreement with its rib supplier. The terms of the agreement stipulate that the Company will purchase approximately $3,280,000 of baby back ribs during calendar year 2006 at a fixed cost. The Company contracts for the purchase of baby back ribs on an annual basis to fix the cost and ensure adequate supply for the calendar year. The Company purchases all of its rib supply from this vendor, but management believes that several other alternative vendors are available, if needed.


Purchase of Company Common Stock
--------------------------------

         Pursuant to a discretionary plan approved by the Board of Directors, during fiscal 2005, the Company purchased 42,720 shares of its common stock for an aggregate purchase price of $353,000.


Long Term Debt
--------------

         During the fourth quarter of fiscal 2005,the Company financed the full purchase price of a 2006 Craftsmen Limbusine for $238,500. The purpose for the purchase of this vehicle is advertising and to promote employee welfare. The 2006 Craftsmen Limbusine is covered with the Company servicemarks and logos. The promissory note bears interest at the rate of 9.25% per annum, is payable in sixty (60) equal monthly payments of principal and interest, each in the amount of $4,450, at which time the unpaid principal balance of $45,000, plus accrued interest will be due in full. The promissory note is secured by a lien on the 2006 Craftsmen Limbusine.

         As of the end of fiscal 2005, the Company had long term debt of $1,557,000, as compared to $1,314,000 and $1,592,000 as of the end of fiscal 2004 and 2003, respectively, an increase of 18.5% from the end of fiscal 2004 and a decrease of 2.2% from the end of fiscal 2003, respectively. The net increase in long term debt as of the end of fiscal 2005, as compared to long term debt as of the end of fiscal 2004, includes the unsecured loan from Bank Atlantic, two (2) secured auto loans and the secured 2006 Craftsmen Limbusine loan.

         The Company repaid long term debt, including the Bank of America note payable, the Bank Atlantic note payable, auto loans, mortgages and capital lease obligations in the amount of $309,000, $278,000 and $346,000 in fiscal 2005, 2004 and 2003 respectively.

Working capital
---------------

         The table below summarizes the current assets, current liabilities and working capital for the fiscal years ending 2005, 2004 and 2003:

                                           Oct. 1         Oct. 2      Sept. 27
                                            2005           2004         2003

Current assets                           $6,091,000    $5,889,000    $4,958,000

Current liabilities                       3,940,000     3,758,000     2,865,000

Working capital                           2,151,000     2,131,000     2,093,000

         Working capital for fiscal 2005 increased by 0.9% and 2.8% from the working capital for fiscal 2004 and 2003, respectively. The increase in working capital would have been greater had the Company not continued to advance funds for capital improvements and on-going expenses for the limited partnership in Pinecrest, Florida, ($525,000). During fiscal 2006 and the completion of the private offering by the limited partnership owning the restaurant in Pinecrest, Florida, the Company will be reimbursed for advances made in excess of its investment ($700,000 investment at a minimum), thereby improving working capital.

         Management believes that positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures in fiscal 2006. However, it is also anticipated that during fiscal 2006, working capital will be adversely affected by the annual dividend, repair of damages caused by Hurricane Wilma pending reimbursement of insured losses by the insurance carrier, investments and/or advances made by the Company to the limited partnership in Pinecrest, Florida pending reimbursement of advances made by the Company in excess of its investment once the private offering by the limited partnership is completed and the closing on the purchase of the real property and ground lease of one location currently leased by the Company.

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

Consolidation of Limited Partnerships
-------------------------------------

         The Company operates (6) restaurants as general partner of the limited partnerships that own the operations of these restaurants. Additionally, the Company expects that any expansion which takes place in opening new restaurants will also result in the Company operating the restaurants as general partner. In addition to the general partnership interest the Company also purchases limited partnership units ranging from 12% to 42% of the total units outstanding. As a result of these controlling interests, the Company consolidates the operations of these limited partnerships with those of the Company despite the fact the Company does not own in excess of 50% of the equity interests. All intercompany transactions are eliminated in consolidation. The minority interests in the earnings of these limited partnerships are removed from net income and are not included in the calculation of earnings per share.

Income Taxes
------------

         Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss and tip credit carryforwards to the extent that realization of said benefits is more likely than not. For discussion regarding the Company's carryforwards refer to Note 7 to the consolidated financial statements for fiscal 2005.

Other Matters
-------------

Impact of Inflation
--------------------

         The Company does not believe that inflation has had any material effect during the past three fiscal years. To the extent allowed by competition, the Company recovers increased costs by increasing prices.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

         The Company does not ordinarily hold market risk sensitive instruments for trading purposes, but as of October 1, 2005 holds one equity security, at a cost of $303,000, for dividend payments. Even if the price of the equity securities decreased by 10% below its cost, results of operations would be reduced by $30,000, an amount management considers immaterial.

Interest Rate Risk
------------------

         At October 1, 2005, the Company has two debt arrangements which have a variable interest rate. For one of these instruments, a mortgage note, the Company has entered into an interest rate swap agreement to hedge the interest rate risk. The mortgage note has an outstanding principal balance at October 1, 2005 of $813,000. For the other instrument, an unsecured promissory note in the principal amount of $100,000, the variable interest rate is at prime, so even if interest rates increased by 10%, results of operations would be reduced by less than $10,000, an amount management also considers immaterial.

            At October 1, 2005, the Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have a negative effect on the Company's earnings.

         There is no assurance that interest rates will increase or decrease over the next fiscal year.


Item 8. Financial Statements and Supplementary Data.
---------------------------------------------------

         Financial statements of the Company at October 1, 2005, October 2, 2004 and September 27, 2003, which include each of the three years in the period ended October 1, 2005 and the independent certified public accountants' report thereon, are included herein.

Item 9A. Controls and Procedures.
--------------------------------

(a)  Evaluation of Disclosure Controls and Procedures

         Within the ninety (90) day period prior to the end of the reporting period, our Chief Executive Officer and Chief Financial Officer have, with the participation of management and the assistance of an independent third party expert retained during fiscal 2005, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-15(e) or 15d-15(e)) as of October 1, 2005. It is the conclusion of our Chief Executive Officer and Chief Financial Officer that such disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective in ensuring that material information is accumulated and communicated to management and made known to the Chief Executive Officer and Chief Financial Officer particularly during the period in which this report was prepared, as appropriate, to allow timely decisions regarding timely disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, is subject to limitations, including the exercise of our judgment in evaluating the same. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors.

(b)  Change in Internal Control over Financial Reporting

         During fiscal 2005, the Company continued to assess the effectiveness of its "internal controls over financial reporting" on an account by account basis as a part of our on-going accounting and financial reporting review process. The assessments were made by management, under the supervision of our Chief Financial Officer. During fiscal 2005, the Company filled a newly created corporate controller position. Otherwise, the Company made no changes in its internal control over financial reporting during fiscal 2005 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Notwithstanding, the effectiveness of our system of internal control over financial reporting is subject to limitations, including the exercise of our judgment in evaluating the same. As a result, there can be no assurance that our internal control over financial reporting will prevent all errors.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
-----------------------------------------------------------

         The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for its 2006 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission pursuant to regulation 14A under the Securities and Exchange Act of 1934, as amended (the 2006 Proxy Statement), is incorporated herein by reference. See also "Executive Officers of the Registrant" included in Part I hereof.


Item 11. Executive Compensation.
-------------------------------

         The information set forth in the 2006 Proxy Statement under the caption "Executive Compensation" is incorporated by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
---------------------------------------------------------------------------

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2006 Proxy Statement is incorporated by reference.

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

         The information set forth under the caption "Election of Directors -Certain Relationships and Related Transactions" in the 2006 Proxy Statement is incorporated by reference.


Item 14.  Principal Accountant Fees and Services.
-------------------------------------------------

         The information set forth in the 2006 Proxy Statement under the caption "Audit Fee" and "All Other Fees" is incorporated by reference.

                                    PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.
-------------------------------------------------------------------------

(a) 1. Financial Statements

         All  the  financial   statements,   financial  statement  schedule  and
supplementary data listed in the accompanying Index to Exhibits are filed as part of this Annual Report.

    2. Exhibits

         The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.


(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of fiscal year 2005 or subsequent to year end.

                                Index to Exhibits
                                Item (15) (a) (2)

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

(13) Registrant's Form 10-K constitutes the Annual Report to Shareholders for the fiscal year ended October 1, 2005.

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


                            Flanigan's Enterprises, Inc.
                            Registrant

                            By: /s/ JAMES G. FLANIGAN II
                                ------------------------
                                JAMES G. FLANIGAN II
                                Chief Executive Officer
                                Date: 1/17/06



         Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

/s/ JAMES G. FLANIGAN II      Chairman of the Board,        Date: 1/17/06
----------------------        Chief Executor Officer,
James G. Flanigan II            and Director


/s/ JEFFREY D. KASTNER        Chief Financial Officer       Date: 1/17/06
----------------------        Secretary and Director
Jeffrey D. Kastner


/s/ MICHAEL ROBERTS           Director                      Date: 1/17/06
----------------------
MICHAEL ROBERTS


/s/ GERMAINE M. BELL          Director                      Date: 1/17/06
----------------------
Germaine M. Bell


/s/ CHARLES E. MCMANUS        Director                      Date: 1/17/06
----------------------
Charles E. McManus


/s/ AUGIE BUCCI               Chief Operating Officer       Date: 1/17/06
----------------------        and Director
Augie Bucci


/s/ MICHAEL B. FLANIGAN       Director                      Date: 1/17/06
----------------------
Michael B. Flanigan

/s/ PATRICK J. FLANIGAN       Director                      Date: 1/17/06
-----------------------
Patrick J. Flanigan

/s/ BARBARA J. KRONK          Director                      Date: 1/17/06
-----------------------
Barbara J. Kronk

================================================================================








                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

             OCTOBER 1, 2005, OCTOBER 2, 2004 AND SEPTEMBER 27, 2003








================================================================================

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------


                                                                         PAGE
                                                                         ----



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  F-1


CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheets                                                        F-2

   Statements of Income                                                  F-3

   Statements of Stockholders' Equity                                    F-4

   Statements of Cash Flows                                              F-5

   Notes to Financial Statements                                      F-6 - F-30

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Board of Directors and Stockholders
Flanigan's Enterprises, Inc.
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Flanigan's Enterprises, Inc. and Subsidiaries as of October 1, 2005 and October 2, 2004, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended October 1, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flanigan's Enterprises, Inc. and Subsidiaries as of October 1, 2005 and October 2, 2004, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended October 1, 2005 in conformity with accounting principles generally accepted in the United States.


                            RACHLIN COHEN & HOLTZ LLP


Fort Lauderdale, Florida
December 21, 2005

                        FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS

                             OCTOBER 1, 2005 AND OCTOBER 2, 2004

                                                                       2005           2004
                                                                       ----           ----
                                 ASSETS
                                 ------
Current Assets:
    Cash and cash equivalents                                     $  2,674,000    $  2,936,000
    Investments                                                        353,000         328,000
    Notes and mortgages receivable, current maturities, net             16,000          25,000
    Other receivables                                                  189,000         271,000
    Inventories                                                      1,990,000       1,650,000
    Due from franchisees                                               119,000              --
    Prepaid expenses                                                   721,000         565,000
    Deferred tax assets                                                 29,000         114,000
                                                                  ------------    ------------
      Total current assets                                           6,091,000       5,889,000
                                                                  ------------    ------------

Property and Equipment                                              12,872,000      12,091,000
                                                                  ------------    ------------

Investment in Limited Partnership                                      122,000         124,000
                                                                  ------------    ------------

Other Assets:
    Liquor licenses, net                                               347,000         347,000
    Notes and mortgages receivable, net                                116,000         128,000
    Deferred tax assets                                                435,000         368,000
    Other                                                              861,000         827,000
                                                                  ------------    ------------
         Total other assets                                          1,759,000       1,670,000
                                                                  ------------    ------------
         Total assets                                             $ 20,844,000    $ 19,774,000
                                                                  ============    ============


                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses                         $  3,211,000    $  2,824,000
    Due to franchisees                                                 493,000         767,000
    Current portion of long-term debt                                  174,000          97,000
    Deferred gain                                                       62,000          70,000
                                                                  ------------    ------------
         Total current liabilities                                   3,940,000       3,758,000
                                                                  ------------    ------------

Long-Term Debt, Net of Current Maturities                            1,383,000       1,217,000
                                                                  ------------    ------------

Minority Interests in Equity of Consolidated Limited Partnership     5,248,000       4,698,000
                                                                  ------------    ------------

Commitments, Contingencies and Other Matters                                --              --

Stockholders' Equity:
    Common stock, $.10 par value; 5,000,000 shares authorized;
      4,197,642 shares issued                                          420,000         420,000
    Capital in excess of par value                                   6,148,000       6,147,000
    Retained earnings                                                9,472,000       8,974,000
    Accumulated other comprehensive income                              50,000          25,000
    Treasury stock, at cost, 2,323,047 and 2,280,817 shares         (5,817,000)     (5,465,000)
                                                                  ------------    ------------
         Total stockholders' equity                                 10,273,000      10,101,000
                                                                  ------------    ------------
         Total liabilities and stockholders' equity               $ 20,844,000    $ 19,774,000
                                                                  ============    ============

                         See notes to consolidated financial statements


                               FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF INCOME

                    YEARS ENDED OCTOBER 1, 2005, OCTOBER 2, 2004 AND SEPTEMBER 27, 2003

                                                                 2005            2004             2003

Revenues:
    Restaurant food sales                                    $ 29,219,000    $ 26,347,000    $ 22,489,000
    Restaurant beverage sales                                   6,610,000       7,351,000       6,705,000
    Package goods sales                                        11,810,000      10,911,000       9,777,000
    Franchise-related revenues                                    984,000         958,000         904,000
    Owner's fee                                                   261,000         265,000         260,000
    Other operating income                                        148,000         101,000         118,000
                                                             ------------    ------------    ------------
                                                               49,032,000      45,933,000      40,253,000
                                                             ------------    ------------    ------------
Costs and Expenses:
    Cost of merchandise sold:
       Restaurants and lounges                                 12,502,000      12,002,000       9,978,000
       Package goods                                            8,436,000       7,870,000       7,136,000
    Payroll and related costs                                  13,636,000      12,523,000      11,423,000
    Occupancy costs                                             2,853,000       2,740,000       2,158,000
    Selling, general and administrative expenses                9,439,000       9,525,000       7,534,000
                                                             ------------    ------------    ------------
                                                               46,866,000      44,660,000      38,229,000
                                                             ------------    ------------    ------------

Income from Operations                                          2,166,000       1,273,000       2,024,000
                                                             ------------    ------------    ------------

Other Income (Expense):
    Interest expense                                             (116,000)       (136,000)       (140,000)
    Minority interests in earnings of consolidated
       limited partnerships                                      (403,000)       (301,000)       (599,000)
    Interest income                                                48,000          56,000          45,000
    Limited partnership income                                     18,000           6,000          20,000
    Other income                                                   58,000          79,000          80,000
    Loss on abandonment of property and equipment                (121,000)       (367,000)             --
                                                             ------------    ------------    ------------
                                                                 (516,000)       (663,000)       (594,000)
                                                             ------------    ------------    ------------

Income Before Provision for Income Taxes                        1,650,000         610,000       1,430,000
                                                             ------------    ------------    ------------

Provision for Income Taxes:
    Current                                                       525,000         332,000         375,000
    Deferred                                                       18,000        (162,000)        167,000
                                                             ------------    ------------    ------------
                                                                  543,000         170,000         542,000
                                                             ------------    ------------    ------------

Net Income                                                   $  1,107,000    $    440,000    $    888,000
                                                             ============    ============    ============

Net Income Per Common Share:
    Basic                                                    $       0.58    $       0.23    $       0.46
                                                             ============    ============    ============
    Diluted                                                  $       0.58    $       0.23    $       0.45
                                                             ============    ============    ============

Weighted Average Shares and Equivalent Shares Outstanding:
    Basic                                                       1,895,000       1,922,000       1,926,000
                                                             ============    ============    ============
    Diluted                                                     1,923,000       1,933,000       1,955,000
                                                             ============    ============    ============

                              See notes to consolidated financial statements

                                                   F-3

                                            FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 YEARS ENDED OCTOBER 1, 2005, OCTOBER 2, 2004 AND SEPTEMBER 27, 2003

                                                                                 Accumulated
                                      Common Stock      Capital in                 Other          Treasury Stock
                                                         Excess of    Retained  Comprehensive
                                    Shares     Amount    Par Value    Earnings     Income        Shares      Amount        Total
                                ----------- ----------- ----------- -----------  -----------  -----------  -----------  -----------
Balance, September 28, 2002       4,197,642 $   420,000 $ 6,103,000 $ 8,747,000  $        --    2,271,172  $(5,313,000) $ 9,957,000

Year Ended September 27, 2003:
    Comprehensive income:
       Net income                        --          --          --     888,000           --           --           --      888,000
       Net unrealized gain on
        securities                       --          --          --          --       26,000           --           --       26,000
                                ----------- ----------- ----------- -----------  -----------  -----------  -----------  -----------
                                         --          --          --     888,000       26,000           --           --      914,000

    Dividends paid ($0.27 per
      share)                             --          --          --    (520,000)          --           --           --     (520,000)
                                ----------- ----------- ----------- -----------  -----------  -----------  -----------  -----------

Balance, September 27, 2003       4,197,642     420,000   6,103,000   9,115,000       26,000    2,271,172   (5,313,000)  10,351,000
                                ----------- ----------- ----------- -----------  -----------  -----------  -----------  -----------

Year Ended October 2, 2004:
    Comprehensive income:
       Net income                        --          --          --     440,000           --           --           --      440,000
       Net unrealized loss on
         securities                      --          --          --          --       (1,000)          --           --       (1,000)
                                ----------- ----------- ----------- -----------  -----------  -----------  -----------  -----------
                                         --          --          --     440,000       (1,000)          --           --      439,000

    Purchase of treasury stock           --          --          --          --           --       30,400     (201,000)    (201,000)
    Exchange of shares -
      exercise of stock options          --          --      44,000          --           --      (20,755)      49,000       93,000
    Dividends paid ($0.30 per
      share)                             --          --          --    (581,000)          --           --           --     (581,000)
                                ----------- ----------- ----------- -----------  -----------  -----------  -----------  -----------

Balance, October 2, 2004          4,197,642     420,000   6,147,000   8,974,000       25,000    2,280,817   (5,465,000)  10,101,000

Year Ended October 1, 2005:
    Comprehensive income:
       Net income                        --          --          --   1,107,000           --           --           --    1,107,000
       Net unrealized gain on
        securities                       --          --          --          --       25,000           --           --       25,000
                                ----------- ----------- ----------- -----------  -----------  -----------  -----------  -----------
                                         --          --          --   1,107,000       25,000           --           --    1,132,000

    Purchase of treasury stock           --          --          --          --           --       42,720     (353,000)    (353,000)
    Exchange of shares -
      exercise of stock options          --          --       1,000          --           --         (490)       1,000        2,000
    Dividends paid ($0.32 per
      share)                             --          --          --    (609,000)          --           --           --     (609,000)
                                ----------- ----------- ----------- -----------  -----------  -----------  -----------  -----------

Balance, October 1, 2005          4,197,642 $   420,000 $ 6,148,000 $ 9,472,000  $    50,000    2,323,047  $(5,817,000) $10,273,000
                                =========== =========== =========== ===========  ===========  ===========  ===========  ===========

                                           See notes to consolidated financial statements

                                                                F-4

                                     FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                          YEARS ENDED OCTOBER 1, 2005, OCTOBER 2, 2004 AND SEPTEMBER 27, 2003



                                                                                 2005           2004          2003
                                                                                 ----           ----          ----

Cash Flows from Operating Activities:
   Net income                                                                $ 1,107,000    $   440,000    $   888,000
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                           1,543,000      1,545,000      1,187,000
       Loss on abandonment of property and equipment                             121,000        367,000             --
       Deferred income taxes                                                      18,000       (162,000)       167,000
       Minority interests in earnings of consolidated limited partnerships       403,000        301,000        599,000
       Recognition of deferred revenues                                           (8,000)            --         (5,000)
       Limited partnership income                                                (18,000)        (6,000)       (20,000)
       Changes in operating assets and liabilities:
         (Increase) decrease in:
           Due from franchisees                                                 (119,000)            --        140,000
           Other receivables                                                      82,000        106,000         84,000
           Inventories                                                          (340,000)      (288,000)        60,000
           Prepaid expenses                                                     (156,000)       316,000       (346,000)
           Refundable deposit, major supplier                                         --         77,000        902,000
           Other assets                                                          (82,000)      (359,000)       199,000
         Increase (decrease) in:
           Accounts payable and accrued expenses                                 387,000        716,000        203,000
           Due to franchisees                                                   (274,000)       358,000        360,000
                                                                             -----------    -----------    -----------
             Net cash provided by operating activities                         2,664,000      3,411,000      4,418,000
                                                                             -----------    -----------    -----------

Cash Flows from Investing Activities:
   Collections on notes and mortgages receivable                                  21,000         19,000         80,000
   Purchase of property and equipment                                         (2,095,000)    (1,532,000)    (3,028,000)
   Proceeds from redemption of certificate of deposit                                 --        354,000             --
   Investment in certificate of deposit                                               --             --         (4,000)
   Investment in marketable securities                                                --       (144,000)      (159,000)
   Deposit on investment                                                              --             --       (188,000)
   Distributions from unconsolidated limited partnership                          20,000         14,000         30,000
                                                                             -----------    -----------    -----------
             Net cash used in investing activities                            (2,054,000)    (1,289,000)    (3,269,000)
                                                                             -----------    -----------    -----------

Cash Flows from Financing Activities:
   Payments of long-term debt                                                   (309,000)      (278,000)      (346,000)
   Proceeds from long-term debt                                                  250,000             --             --
   Distributions to limited partnerships' minority partners                   (1,218,000)    (1,131,000)      (987,000)
   Proceeds from limited partnership interests                                 1,365,000      1,325,000      1,148,000
   Purchase of treasury stock                                                   (353,000)      (201,000)            --
   Dividends paid                                                               (609,000)      (581,000)      (520,000)
   Proceeds from exercise of stock options                                         2,000         93,000             --
                                                                             -----------    -----------    -----------
             Net cash used in financing activities                              (872,000)      (773,000)      (705,000)
                                                                             -----------    -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents                            (262,000)     1,349,000        444,000

Cash and Cash Equivalents, Beginning                                           2,936,000      1,587,000      1,143,000
                                                                             -----------    -----------    -----------

Cash and Cash Equivalents, Ending                                            $ 2,674,000    $ 2,936,000    $ 1,587,000
                                                                             ===========    ===========    ===========


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
     Interest                                                                $   115,649    $   136,000    $   140,000
                                                                             ===========    ===========    ===========
     Income taxes                                                            $   225,000    $   173,000    $   425,000
                                                                             ===========    ===========    ===========

   Non-Cash Financing and Investing Activities:
     Purchase of vehicles in exchange for debt                               $   302,000    $        --    $        --
                                                                             ===========    ===========    ===========

                                    See notes to consolidated financial statements


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             OCTOBER 1, 2005, OCTOBER 2, 2004 AND SEPTEMBER 27, 2003

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Capitalization

             Incorporated in 1959, Flanigan's Enterprises, Inc. ("Flanigan's" or the "Company") operates in South Florida as a chain of full-service restaurants and package liquor stores. Restaurant food and beverage sales make up the majority of total revenue. At October 1, 2005, the Company owned and operated two full-service restaurants, five package liquor stores and four combination full-service restaurants and package liquor stores in Florida. In addition, Flanigan's owns one club in Georgia, which is operated pursuant to a management agreement with an unrelated third party. The Company holds interests in seven limited partnerships as general partner. The Company owns 100% of one of the limited partnerships as a result of an eminent domain action (see Note 5). The Company's restaurants are operated under the "Flanigan's Seafood Bar and Grill" servicemark while the Company's package stores are operated under the "Big Daddy's Liquors" servicemark.

             The Company's Articles of Incorporation, as amended, authorize the Company to issue and have outstanding at any one time 5,000,000 shares of common stock at a par value of $.10.

             The Company operates under a 52-53 week year ending the Saturday closest to September 30. Fiscal years 2005 and 2003 are each comprised of a 52-week period, while fiscal year 2004 is comprised of a 53-week period.

         Principles of Consolidation

             The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned, and the accounts of the seven limited partnerships in which the Company acts as general partner and has controlling interests. All significant intercompany transactions and balances have been eliminated in consolidation.

         Use of Estimates

             The consolidated financial statements and related disclosures are prepared in conformity with U.S. accounting principles. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. These estimates include assessing the estimated useful lives of tangible assets and liability reserves for personal injury claims. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

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

         Inventories

             Inventories, which consist primarily of package liquor products, are stated at the lower of average cost or market.

         Liquor Licenses

             In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), liquor licenses are no longer being amortized, but are tested annually for impairment (see Note 6).

         Property and Equipment

             Property and equipment are stated at cost. Expenditures for major improvements are capitalized. Depreciation commences when the assets are placed in service. Maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Depreciation is recorded on a straight-line basis over the estimated useful lives of the respective assets.

             The estimated useful lives range from three to five years for vehicles, and three to seven years for furniture and equipment. Leasehold interests are amortized over the term of the lease up to a maximum of 15 years. Leasehold improvements are currently being amortized over the life of the lease up to a maximum of 20 years. The office building and building improvements are being depreciated over forty years.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Investment in Limited Partnerships

             The Company uses the consolidation method of accounting when the Company has a controlling interest in other companies and limited partnerships. The Company uses the equity method of accounting when the Company has an interest between twenty to fifty percent in other companies and limited partnerships, but does not exercise control. Under the equity method, original investments are recorded at cost and are adjusted for the Company's share of undistributed earnings or losses. All significant intercompany profits are eliminated.

         Concentrations of Credit Risk

             Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, investments and notes and mortgages receivable.

         Cash and Cash Equivalents

             From time to time during the year, the Company had deposits in financial institutions in excess of the federally insured limits. At October 1, 2005, the Company had deposits in excess of federally insured limits of approximately $2,637,000. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.

         Investments

             The Company maintains an investment account with a financial institution that is not insured by the FDIC. These funds, which were invested in marketable securities at October 1, 2005, may be subject to insurance by SIPC, Securities Investor Protection Corporation, subject to various limitations. At October 1, 2005, approximately $147,000 was held in this account.

         Notes and Mortgages Receivable

             Notes and mortgages receivable arise primarily from the sale of operating assets, including liquor licenses. Generally, those assets serve as collateral for the receivable. Management believes that the collateral, coupled with the credit standing of the purchasers, limits these risks.

         Major Supplier

             Throughout fiscal years 2005 and 2004, the Company purchased substantially all of its food products from its major supplier pursuant to a master distribution agreement which entitled the
             Company to receive certain purchase discounts, rebates and advertising allowances. Management believes that several other alternative vendors are available, if necessary.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Revenue Recognition

             The Company records revenues from normal recurring sales upon the sale of food and beverages and the sale of package liquor products. Continuing royalties, which are a percentage of net sales of franchised stores, are accrued as income when earned.

         Pre-opening Costs

             Pre-opening costs are those typically associated with the opening of a new restaurant and generally include payroll costs associated with the "new restaurant openers" (a team of select employees who travel to new restaurants to ensure that the Company's high standards for quality are met), rent and promotional costs. Pre-opening costs are expensed as incurred. Pre-opening costs incurred for the fiscal years ended October 1, 2005, October 2, 2004 and September 27, 2003 were approximately $416,000, $315,000 and $135,000, respectively.

         Advertising Costs

             Advertising costs are expensed as incurred. Advertising costs incurred for the years ended October 1, 2005, October 2, 2004 and September 27, 2003 were approximately $375,000, $319,000 and $296,000, respectively.

         Fair Value of Financial Instruments

             The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These instruments include cash and cash equivalents, investments, notes and mortgages receivable, other receivables, accounts payables and accrued expenses. Fair values were assumed to approximate carrying values for those financial instruments, which are short-term in nature or are receivable or payable on demand.

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

             Derivatives are held only for the purpose of hedging such risks, not for speculation. Generally, the Company entered into the hedging relationship such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the value of the derivative. At October 1, 2005, a hedging relationship existed for the mortgage obligation described in Note 8.

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

         Stock-Based Compensation

             Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment", issued in December, 2004, revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and requires companies to expense the fair value of stock options on the grant date and is effective for interim or annual periods beginning after December 15, 2005. Accordingly, the Company is required to recognize the expense attributed to stock options granted or vested subsequent to January 1, 2006.

             The Company has adopted the disclosure-only provision of SFAS 123(R) until January 2006.

             Had compensation cost for the options been determined based on the fair value at the grant date during fiscal years 2005, 2004 and 2003, consistent with SFAS 123, the Company's net income would have been as follows:

                                                             2005           2004           2003
                                                             ----           ----           ----
             Net income, as reported                     $ 1,107,000    $   440,000    $   888,000
             Deduct:  Total stock-based employee
                compensation expense determined
                under fair value based method for
                all awards, net of related tax effects       (88,000)       (25,000)       (52,000)
                                                         -----------    -----------    -----------

             Pro forma net income                        $ 1,019,000    $   415,000    $   836,000
                                                         ===========    ===========    ===========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Stock-Based Compensation (Continued)
                                       2005         2004        2003
                                       ----         ----        ----
             Earnings Per Share:
                Basic:
                   As reported         $0.58       $0.23       $0.46
                   Pro forma           $0.54       $0.22       $0.43
                Diluted:
                   As reported         $0.58       $0.23       $0.45
                   Pro forma           $0.53       $0.21       $0.43

             The Company used the Black-Scholes option-pricing model to determine the fair value of grants made in 2004. For purposes of disclosure, the estimated fair value of the options are being amortized to expense over the options vesting period of one year. The following assumptions were applied in determining the pro forma compensation cost:
                                                                   2004
                                                                   ----

              Risk Free Interest Rate                              3.1%
              Expected Dividend Yield                              5.0%
              Expected Option Life                              5 years
              Expected Stock Price Volatility                       24%

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

         Reclassifications

             Certain amounts in the prior year financial statements have been reclassified to conform to the presentation of the 2005 financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recently Issued Accounting Pronouncements

             In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3" SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 carries forward without change the guidance contained in Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial condition, results of operations, or liquidity.

             In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143." This Interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial condition, results of operations, or liquidity.

             In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement No. 123(R) will require the fair value of all stock based awards issued to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock based awards outstanding at the date of adoption. This statement becomes effective the beginning of the first interim or annual reporting period that begins after December 15, 2005. We are currently evaluating the impact on our results from adopting SFAS No. 123(R).

             In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29." SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. This Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial condition, results of operations, or liquidity.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recently Issued Accounting Pronouncements (Continued)

             In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets for the criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The adoption of this statement did not have a significant impact of the Company's financial position or results of operations.

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

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  INVESTMENTS

         Cost and fair value of investments available for sale are as follows:

                                                               2005       2004
                                                               ----       ----

         Cost - equity instruments                           $303,000   $303,000
         Gross unrealized gains                                50,000     25,000
                                                             --------   --------
         Total                                               $353,000   $328,000
                                                             ========   ========

         All funds are invested in marketable securities of one entity


NOTE 3.  NOTES AND MORTGAGES RECEIVABLE

         Receivables, net of allowances for uncollectible amounts, consist of the following at October 1, 2005 and October 2, 2004:

                                                                                      2005       2004
                                                                                      ----       ----
         Notes and mortgages receivable from unrelated parties, bearing interest at rates ranging from 10.5% to 15% and due in varying
            installments through 2013                                              $ 51,000   $ 60,000

         Notes and mortgages  receivable from related parties,  bearing interest at rates ranging from 10% to 14% and due in varying installments
            through 2007                                                             81,000     93,000
                                                                                   --------   --------
                                                                                    132,000    153,000
         Current portion                                                             16,000     25,000
                                                                                   --------   --------
                                                                                   $116,000   $128,000
                                                                                   ========   ========

         The majority of the notes and mortgages receivable represent amounts owed to the Company for store operations which were sold. Unless a significant amount of cash is received on the sale, a pro rata portion of the gain is deferred and recognized only as payments on the notes and mortgages are received by the Company. Any losses on sales of stores are recognized currently. Approximately $8,000 of deferred gain was recognized on collections of such notes receivable during the fiscal year ended October 1, 2005, $6,000 and $5,000 were recognized during the fiscal years ended October 2, 2004 and September 27, 2003, respectively.

         Future scheduled payments on the receivables at October 1, 2005 consist of the following:

          2006                                          $ 16,000
          2007                                            71,000
          2008                                                 -
          2009                                                 -
          2010                                                 -
          Thereafter                                      45,000
                                                        --------
                                                        $132,000

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4.  PROPERTY AND EQUIPMENT
                                                            2005         2004
                                                            ----         ----

         Furniture and equipment                         $ 7,367,000 $ 7,436,000
         Leasehold interests and improvements             13,054,000  12,016,000
         Land and land improvements                        1,024,000   1,013,000
         Building and improvements                         1,168,000   1,159,000
         Vehicles                                            585,000     247,000
         Construction in progress                            260,000     133,000
                                                         ----------- -----------
                                                          23,458,000  22,004,000
         Less accumulated depreciation and amortization   10,586,000   9,913,000
                                                         ----------- -----------
                                                         $12,872,000 $12,091,000
                                                         =========== ===========

NOTE 5.  INVESTMENTS IN LIMITED PARTNERSHIPS

         The Company has determined that all but one limited partnership discussed below should be consolidated by virtue of control as evidenced by general partnership interests held by the Company. As a result, the accompanying consolidated financial statements reflect the limited partnerships in which the Company has a general partnership interest on a consolidated basis. The remaining limited partnership in which the Company does not have control has been accounted for utilizing the equity method.

         Beginning with the limited partnership which owns the restaurant in Surfside, Florida and for all limited partnerships formed subsequent thereto for the purpose of owning and operating a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark, a standard financial arrangement has been used in each limited partnership agreement. Under this financial arrangement, until the limited partnership has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant, the limited partnership receives an aggregate sum equal to 25% of the initial investment of all limited partners first each year, with any additional net profit divided equally between the Company, as manager of the restaurant, and the limited partnership. Once the limited partnership has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant, the net profit is divided equally between the Company, as manager of the restaurant, and the limited partnership. As of October 1, 2005, only the limited partnership which owns the restaurant in Kendall, Florida has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant and the Company receives one-half (1/2) of the net profit as manager of the restaurant. The Company plans to continue forming limited partnerships to raise funds to own and operate restaurants under the "Flanigan's Seafood Bar and Grill" servicemark using the same financial arrangement.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 5.  INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

         Pinecrest, Florida

             The Company operated a restaurant in Miami, Florida under the "Flanigan's Seafood Bar and Grill" servicemark pursuant to a limited partnership agreement. The Company is the general partner and had a fifty percent limited partnership interest. The Company closed the restaurant in the second quarter of 2002 as a result of an eminent domain action. The partnership received $700,000 in the eminent domain action and the unrelated limited partner received $350,000 in full settlement of their interest. As of September 28, 2002, the Company and a wholly owned subsidiary control 100% of the limited partnership.

             During the third quarter of fiscal year 2003, the Company, as general partner of the limited partnership, entered into a Sale of Business Agreement for the purchase of an existing restaurant in Pinecrest, Florida. The purchase price of approximately $340,000 related to the acquisition of a below market lease and will therefore be recognized as additional lease expense over the remaining life of the lease once operation of the restaurant commences. As of October 1, 2005, the $340,000 is included in the accompanying balance sheet in other assets.

             During the first  quarter  of fiscal  year 2004,  the  Company,  as general partner of the limited partnership, closed on the transaction with the Company agreeing to unconditionally guaranty the lease for the business premises (see Note 9), as required by the landlord in order to procure its consent to the assignment of the lease. This entity is consolidated in the accompanying financial statements.

             The limited partnership plans to raise equity funds in the approximate amount of $3,200,000 to renovate the premises and provide working capital to begin operations. The Company expects to retain a 33% limited partnership interest at a minimum, as well as its general partnership interest. The Company anticipates that the restaurant will open no sooner than the third quarter of fiscal 2006.

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

NOTE 5.  INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

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

         Weston, Florida

             The Company owns an investment in a limited partnership, which acquired, renovated and now operates a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark in Weston, Florida. The Company is the general partner and has a twenty-eight percent limited partnership interest. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors. This entity is consolidated in the accompanying financial statements.

         Stuart, Florida

             The Company owns an investment in a limited partnership, which acquired, renovated and now operates a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark in Stuart, Florida. The Company is the general partner and has a twelve percent limited partnership interest. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors. This entity is consolidated in the accompanying financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5.  INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

         Wellington, Florida

             During fiscal year 2005, the Company made an investment in a limited partnership, which renovated and now operates a restaurant under the "Flanigan`s Seafood Bar and Grill" servicemark in Wellington, Florida. The restaurant opened for business on May 27, 2005. The Company is the general partner and has a twenty six percent limited partnership interest. Other related parties, including but not limited to, officers and directors of the Company and their families are also investors. The Company had incurred approximately $191,000 of construction costs associated with the new location on behalf of the limited partnership, which costs were repaid. The limited partnership, in a private placement, raised $1,850,000 of investment capital as of October 1, 2005. This entity is consolidated in the accompanying financial statements.

         Fort Lauderdale, Florida

             The Company has a franchise agreement with a limited partnership which owns a restaurant in Fort Lauderdale. The Company is a twenty-five percent limited partner in the franchise. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors. This entity is reported using the equity method in the accompanying financial statements.

             The  following  is  a  summary  of  condensed  unaudited  financial
             information   pertaining  to  the  Company's  limited   partnership
             investment in Fort Lauderdale, Florida:

                                             2005        2004         2003
                                             ----        ----         ----
             Financial Position:
               Current assets            $   47,000   $  109,000   $   63,000
               Non-current assets           544,000      483,000      492,000
               Current liabilities          134,000      118,000       26,000
               Non-current liabilities       81,000       91,000       99,000

             Operating Results:
               Revenues                   2,111,000    2,244,000    2,165,000
               Gross profit               1,378,000    1,438,000    1,401,000
               Net income                    72,000       25,000      125,000

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6.  LIQUOR LICENSES

         The Company stopped amortizing liquor licenses September 29, 2002. Liquor licenses are tested for impairment in September of each fiscal year. The fair value of liquor licenses at October 1, 2005, exceeded the carrying amount; therefore, no impairment loss was recognized. The fair value of the liquor licenses was evaluated by comparing the carrying value to recent sales for similar liquor licenses in the County issued. At October 1, 2005, the total carrying amount of liquor licenses was approximately $347,000. There were no liquor licenses acquired in fiscal year 2005 which require capitalization.


NOTE 7.  INCOME TAXES

         The components of the Company's provision for income taxes for fiscal years 2005, 2004 and 2003 are as follows:

                                             2005         2004         2003
                                             ----         ----         ----
          Current:
             Federal                      $ 407,000    $ 252,000    $ 284,000
             State                          118,000       80,000       91,000
                                          ---------    ---------    ---------
                                            525,000      332,000      375,000
                                          ---------    ---------    ---------
          Deferred:
             Federal                         21,000     (146,000)     160,000
             State                           (3,000)     (16,000)       7,000
                                          ---------    ---------    ---------
                                             18,000     (162,000)     167,000
                                          ---------    ---------    ---------
                                          $ 543,000    $ 170,000    $ 542,000
                                          =========    =========    =========

         A reconciliation of income tax computed at the statutory federal rate to income tax expense is as follows:

                                                            2005         2004         2003
                                                            ----         ----         ----
         Tax provision at the statutory rate of 34%      $ 561,000    $ 207,000    $ 485,000
         State income taxes, net of federal income tax      76,000       40,000       43,000
         Tax benefit of tip credit generated              (118,000)    (125,000)     (99,000)
         Other                                             (24,000)     (48,000)     113,000
                                                         ---------    ---------    ---------
                                                         $ 543,000    $ 170,000    $ 542,000
                                                         =========    =========    =========

         At October 1, 2005, the Company has available alternative minimum tax credit carryforwards of approximately $ 61,000, which do not expire.

         In addition to tax credit carryforwards, the Company had deferred tax assets which arise primarily due to depreciation recorded at different rates for tax and book purposes, investments in limited partnerships, and accruals for potential uninsured claims recorded for financial reporting purposes but not recognized for tax purposes.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7.  INCOME TAXES (Continued)

         The components of the deferred tax assets were as follows at October 1, 2005 and October 2, 2004:

                                                               2005       2004
                                                               ----       ----

         Current:
            Tip credit carryforward                          $     --   $ 94,000
            Accruals for potential uninsured claims            29,000     20,000
                                                             --------   --------
                                                             $ 29,000   $114,000
                                                             ========   ========
         Long-Term:
            Book/tax differences in property and equipment   $351,000   $265,000
            Alternative minimum tax credit                     61,000     74,000
            Limited partnership investments                    23,000     29,000
                                                             --------   --------
                                                             $435,000   $368,000
                                                             ========   ========

NOTE 8.  LONG-TERM DEBT
                                                                                           2005            2004
                                                                                           ----            ----
             Mortgage payable to bank;  secured by first mortgage on a building;
             payable $1,594 per month, plus interest through maturity in August,
             2008, at which time the unpaid principal of approximately  $736,000 plus unpaid  interest  becomes due. The Company has entered into an interest rate swap agreement for a notional amount of approximately
             $895,000.  The  interest  rate swap  agreement  hedges the variable interest rate of the mortgage payable to a fixed rate of 8.62%.
                                                                                         $813,000        $836,000

             Note  payable,  chattel  mortgage  secured by  general  assets of a limited  partnership,  bearing  interest at 8%, payable  monthly in installments  of principal  and interest of  approximately  $6,100.
             note pre-paid in
             full, with discount, in February 2005.                                            --         189,000

             Note  payable to bank by limited  partnership,  unsecured,  bearing interest at 6.5%, payable in monthly  installments of principal and interest of approximately $4,600, maturing in March 2008
                                                                                          127,000              --

             Mortgage payable,  secured by land, bearing interest at 8%; payable in monthly installments of principal and interest of approximately
             $3,000, maturing in April 2007.                                              275,000         289,000

             Notes  payable to bank,  secured by vehicles,  bearing  interest at
             0.9% payable in monthly  installments  of principal and interest of approximately $1,800 per month, maturing in October 2007.
                                                                                           46,000              --

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8.  LONG-TERM DEBT (Continued)
                                                                                           2005            2004
                                                                                           ----            ----
             Note  payable  to finance  company,  secured  by  vehicle,  bearing
             interest  at  approximately   9.5%,   payable  monthly  in  monthly
             installments  of  principal  and interest of  approximately  $4,500 through  maturity in July 2010, at which time the unpaid  principal of $45,000 becomes
             due.                                                                         227,000              --

             Note payable to bank,  unsecured,  bearing interest at prime (6.75%
             at October 1, 2005);  payable in monthly  installments of principal and interest of approximately $3,100 maturing in October 2007.
                                                                                           69,000              --
                                                                                       ----------      ----------

                                                                                        1,557,000       1,314,000
             Less current portion                                                         174,000          97,000
                                                                                       ----------      ----------
                                                                                       $1,383,000      $1,217,000
                                                                                       ==========      ==========

         Long-term debt at October 1, 2005 matures as follows:

             2006                                                                      $  174,000
             2007                                                                         431,000
             2008                                                                         829,000
             2009                                                                          43,000
             2010                                                                          80,000
                                                                                       ----------
                                                                                       $1,557,000

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

         Leases

             The Company leases a substantial portion of the land and buildings used in its operations under leases with initial terms expiring between 2006 and 2049. Renewal options are available on many of the leases. Most of the leases are fixed rent agreements. In two instances, lease rentals are subject to sales overrides ranging from 1.75% to 4% of annual sales in excess of between $1,162,000 and $1,200,000. Rent expense is recognized on a straight line basis over the term of the lease. Certain of the leases are subject to fair market rental appraisals at the time of renewal. Certain properties are subleased through various expiration dates.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

         Leases (Continued)

             During the fourth quarter of fiscal year 2001, the Company entered into a ground lease for an out parcel in Hollywood, Florida. The Company constructed a building on the out parcel, one-half (1/2) of which is used by the Company for the operation of a package liquor store and the other one-half (1/2) was subleased by the Company as retail space during the second quarter of fiscal 2004. Rent for the retail space commenced January 1, 2005, and income of $31,400 was derived from this source during fiscal year ending October 1, 2005.

             Future minimum lease payments under non-cancelable operating leases are as follows:

              2006                                         $ 2,337,000
              2007                                           2,165,000
              2008                                           2,021,000
              2009                                           1,974,000
              2010                                           1,801,000
              Thereafter                                     7,658,000
                                                           -----------
                 Total                                     $17,956,000
                                                           ===========

             Total rent expense for all operating leases was approximately $2,158,000, $1,957,000 and $1,632,000 in fiscal years 2005, 2004 and 2003, respectively, and is included in "Occupancy costs" in the accompanying consolidated statements of income. This total rent expense is comprised of the following:
                                         2005         2004         2003
                                         ----         ----         ----

             Minimum                  $2,055,000   $1,856,000   $1,468,000
             Contingent                  103,000      101,000      164,000
                                      ----------   ----------   ----------
             Total                    $2,158,000   $1,957,000   $1,632,000
                                      ==========   ==========   ==========

             The Company guarantees various leases for franchisees. Remaining rental payments required under these leases total approximately $2,970,000.

         Exercise of Option to Purchase

             During the fourth quarter of fiscal year 2004, the Company exercised an option to purchase contained in a Sublease Agreement. The purchase includes real property and the assignment of a ground lease for a small portion of the property. The Company has procured financing for this purchase. The option to purchase contains a formula whereby each party retains an appraiser to determine the "fair market value" for the purchase of the property and if the two appraisers cannot agree upon the same, then a third appraiser is selected, whose determination of the "fair market price" is binding. During the fourth quarter of fiscal year 2005, the parties agreed upon a third appraiser to determine the purchase price. It is anticipated that the transaction will close during the second quarter of fiscal year 2006.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

         Purchase Commitments

             Effective  December 1, 2005,  the Company  entered  into a purchase agreement with its rib supplier. The terms of the agreement stipulate that the Company will purchase approximately $3,280,000 of baby back ribs during the 2006 calendar year at a fixed cost. The Company contracts for the purchase of baby back ribs on an annual basis to fix the cost and ensure adequate supply for the calendar year. The Company purchases all of its rib supply from this vendor, but management believes that several other alternative vendors are available, if necessary.

         Franchise Program

             At October 1, 2005, the Company was the franchisor of seven units under franchise agreements. Of the seven franchised stores, four are owned and operated by related parties. Under the franchise agreements, the Company agrees to provide guidance, advice and management assistance to the franchisees. In addition, the Company acts as fiscal agent for the franchisees whereby the Company collects all revenues and pays all expenses and distributions. The Company also, from time to time, advances funds on behalf of the franchisees for the cost of renovations. The resulting amounts receivable from and payable to these franchisees are reflected in the accompanying consolidated balance sheet as either an asset or a liability. The Company also agrees to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. The franchise agreements provide for royalties to the Company of approximately 3% of gross sales. The Company is not currently offering or accepting new franchises.

         Employment Agreement/Bonuses

             On December 31, 2004, the Company renewed the employment agreement with its former Chief Executive Officer, Joseph G. Flanigan, for calendar year 2005. The agreement provided, among other things, for a base annual salary not to exceed $150,000 and a performance bonus equal to 20% of pre-tax net income before depreciation and amortization in excess of $650,000, 10% of which is to be allocated to other members of management. The employment agreement terminated upon the death of Joseph G. Flanigan on January 28, 2005. Bonuses for fiscal years 2005, 2004 and 2003 under the employment agreement amounted to approximately $0, $224,000 and $156,000, respectively.

             As of October 1, 2005, the Company had no employment agreements.

             During the second quarter of fiscal year 2005, the Board of Directors approved a performance bonus, with 14% of the pre-tax net income before depreciation and amortization in excess of $650,000 paid to the Chief Executive Officer and 6% paid to other members of management. Bonuses for fiscal year 2005 amounted to $448,000.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

         Management Agreement

             During fiscal years 2005, 2004 and 2003, the Company received an owner's fee pursuant to a management agreement with a non-related company which operates a club in Atlanta, Georgia, owned by the Company. The management agreement provided for a security deposit of $200,000, but during fiscal year 2005, $130,000 of the security deposit was applied towards outstanding additional owner's fee due the Company. As of October 1, 2005, the balance of the security deposit held by the Company was $70,000, which is included in accounts payable and accrued expenses. The Company receives the greater of $150,000 or 10% of gross sales, as defined, calculated annually, paid monthly. In fiscal years 2005, 2004 and 2003, the owner's fee earned was $261,000, $265,000, and $260,000, respectively.

NOTE 10. COMMON STOCK

         Treasury Stock

             Purchase of Common Shares

                During fiscal years 2005 and 2004, the Company purchased a total of 42,720 and 30,400 shares of Company common stock, respectively, at a total cost of approximately $353,000 and $201,000, respectively, under a repurchase program authorized by the Board of Directors. The Company did not purchase any shares of Company common stock during fiscal year 2003.

             Sale of Common Shares

                During fiscal years 2005 and 2004, the Company sold an aggregate of 490 and 20,755 shares of common stock, respectively, pursuant to the exercise of options to certain employee/officers for a total of approximately $2,000 and $93,000, respectively. The Company did not sell any common shares in fiscal year 2003.

         Stock Options

             There were no options granted during fiscal years 2005 and 2003.

             In May 2004, the Company granted options to purchase 50,000 shares of Company common stock to certain employees. The options vested one year from the grant date, have a five-year life, and an exercise price of $6.35 per share, the then market price of the common stock. At October 1, 2005, options to purchase 50,000 shares remain outstanding and exercisable.

             In October 2003, the Company granted options to purchase 16,550 shares of Company common stock to certain employees. The options vested one year from the grant date, have a five-year life, and an exercise price of $6.14 per share, the then market price of the common stock. At October 1, 2005, options to purchase 13,350 shares remain outstanding and exercisable.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10. COMMON STOCK (Continued)

         Stock Options (Continued)

             The Company applies APB No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized in connection with the granting of these stock options, as the exercise price is equal to fair market value at date of grant.

              Changes in outstanding incentive stock options for common stock are as follows:

                                                  2005       2004       2003
                                                  ----       ----       ----

             Outstanding at beginning of year    101,900    122,660    128,900
             Options granted                          --     66,550         --
             Options exercised                      (490)   (20,755)        --
             Options expired                        (600)   (66,555)    (6,240)
                                                --------   --------   --------
             Outstanding at end of year          100,810    101,900    122,660
                                                --------   --------   --------
             Exercisable at end of year          100,810     51,900    122,660
                                                ========   ========   ========

             Weighted average option exercise price information for fiscal years 2005, 2004 and 2003 is as follows:

                                                  2005       2004       2003
                                                  ----       ----       ----

             Outstanding at beginning of year   $   5.77   $   4.61   $   4.69
                                                ========   ========   ========
             Granted during the year            $     --   $   6.30   $     --
                                                ========   ========   ========
             Exercised during the year          $   4.56   $   4.50   $     --
                                                ========   ========   ========
             Outstanding at end of year         $   5.75   $   5.77   $   4.61
                                                ========   ========   ========
             Exercisable at end of year         $   5.75   $   5.20   $   4.61
                                                ========   ========   ========

             Significant option groups outstanding at October 1, 2005 and related weighted average price and life information are as follows:

              Grant       Options        Options       Exercise       Remaining
               Date     Outstanding    Exercisable      Price       Life (Years)
               ----     -----------    -----------      -----       ------------

              4-2-01         24,860         24,860      $4.16           0.5
              4-2-02         12,600         12,600      $6.10           1.5
             10-1-03         13,350         13,350      $6.14           3.0
             5-20-04         50,000         50,000      $6.35           3.5

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

                                                        2005        2004        2003
                                                        ----        ----        ----

         Basic weighted average shares                1,895,000   1,922,000   1,926,000
         Incremental shares relating to outstanding
           options                                       28,000      11,000      29,000
                                                      ---------   ---------   ---------
         Diluted weighted average shares              1,923,000   1,933,000   1,955,000
                                                      =========   =========   =========

NOTE 12. RELATED PARTY TRANSACTIONS

         The Company's Chief Executive Officer manages one of the Company's franchised stores.

         During fiscal years 2004 and 2003, the Company incurred legal fees in the form of salary of approximately $55,000 and $153,000 respectively, for services provided by a member of the Board of Directors. These legal fees ceased during fiscal year 2004 when this Board member became a full-time employee and the associated salary was included in officers' payroll.

         The Company paid approximately $109,000 and $248,000 in lease rentals to an entity owned and controlled by a former member of its Board of Directors during fiscal years 2004 and 2003, respectively. During fiscal year 2004, the related party sold all related property.

         Also  see  Notes  3,  5,  9,  and  10  for  additional   related  party
         transactions.

NOTE 13. BUSINESS SEGMENTS

         The Company operates principally in two segments - retail package stores and restaurants. The operation of retail package stores consists of retail liquor sales.

         Information concerning the revenues and operating income for the fiscal years ended 2005, 2004 and 2003, and identifiable assets for the two segments in which the Company operates, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash, notes and mortgages receivable, real property, improvements, furniture, equipment and vehicles. The Company does not have any operations outside of the United States and intersegment transactions are not material.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 13. BUSINESS SEGMENTS (Continued)

                                                                   2005             2004           2003
                                                                   ----             ----           ----
         Operating Revenues:
            Restaurants                                        $ 35,829,000    $ 33,698,000    $ 29,194,000
            Package goods sales                                  11,810,000      10,911,000       9,777,000
            Other revenues                                        1,393,000       1,324,000       1,282,000
                                                               ------------    ------------    ------------
               Total operating revenues                        $ 49,032,000    $ 45,933,000    $ 40,253,000
                                                               ============    ============    ============

         Operating Income Reconciled to Income
           before Income Taxes:
               Restaurants                                     $  3,457,000    $  3,023,000    $  3,432,000
               Retail package stores                                744,000         348,000         409,000
                                                               ------------    ------------    ------------
                                                                  4,201,000       3,371,000       3,841,000
               Corporate expenses, net of other revenues         (2,035,000)     (2,098,000)     (1,817,000)
                                                               ------------    ------------    ------------
               Operating income                                   2,166,000       1,273,000       2,024,000
               Equity in net income of limited partnership           18,000           6,000          20,000
               Minority interest in earnings of consolidated
                  limited partnership                              (403,000)       (301,000)       (599,000)
               Interest expense, net of interest income             (68,000)        (80,000)        (95,000)
               Other                                                 58,000          79,000          80,000
             Loss on abandonment of property and
                  equipment                                        (121,000)       (367,000)             --
                                                               ------------    ------------    ------------
                     Income Before Income Taxes                $  1,650,000    $    610,000    $  1,430,000
                                                               ============    ============    ============

         Identifiable Assets:
            Restaurants                                        $ 10,022,000    $ 10,033,000    $  9,513,000
            Retail package store                                  3,527,000       2,505,000       1,958,000
                                                               ------------    ------------    ------------
                                                                 13,549,000      12,538,000      11,471,000
            Corporate                                             7,295,000       7,236,000       7,262,000
                                                               ------------    ------------    ------------
         Consolidated Totals                                   $ 20,844,000    $ 19,774,000    $ 18,733,000
                                                               ============    ============    ============

         Capital Expenditures:
            Restaurants                                        $  1,848,000    $    897,000    $  1,794,000
            Retail package stores                                   251,000         211,000         434,000
                                                               ------------    ------------    ------------
                                                                  2,099,000       1,108,000       2,228,000
            Corporate                                               298,000         334,000         800,000
                                                               ------------    ------------    ------------
         Total Capital Expenditures                            $  2,397,000    $  1,532,000    $  3,028,000
                                                               ============    ============    ============

         Depreciation and Amortization:
            Restaurants                                        $  1,166,000    $  1,208,000    $    822,000
            Retail package stores                                   163,000         133,000         116,000
                                                               ------------    ------------    ------------
                                                                  1,329,000       1,341,000         938,000
            Corporate                                               214,000         204,000         249,000
                                                               ------------    ------------    ------------
         Total Depreciation and Amortization                   $  1,543,000    $  1,545,000    $  1,187,000
                                                               ============    ============    ============

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 14. QUARTERLY INFORMATION (UNAUDITED)

         The following is a summary of the Company's unaudited quarterly results of operations for the quarters in fiscal years 2005 and 2004.

                                                             Quarter Ended
                                          -----------------------------------------------------
                                           January 1,     April 2,      July 2,      October 1,
                                              2005          2005          2005          2005
                                              ----          ----          ----          ----
         Revenues                         $11,825,000   $12,449,000   $12,342,000   $12,416,000
         Income from operations               339,000       598,000       716,000       513,000
         Net income (loss)                    240,000       327,000       499,000        41,000
         Net income (loss) per share -
           basic                                 0.13          0.17          0.26          0.02
         Net income (loss) per share -
           diluted                               0.12          0.17          0.26          0.02
         Weighted average common
            stock outstanding - basic       1,915,000     1,905,000     1,885,000     1,874,000
         Weighted average common
            stock outstanding - diluted     1,929,000     1,933,000     1,912,000     1,914,000

         The  following  is  a  summary  of  the   significant   fourth  quarter
         adjustments for fiscal year 2005:

         Additional accrual for officers' bonuses           $250,000
         Adjusting estimated income taxes to actual          100,000
         Abandonment of property and equipment               121,000
                                                            --------
                                                            $471,000

                                                               Quarter Ended
                                          ---------------------------------------------------------
                                           December 27,    March 27,      June 26,       October 2,
                                              2003           2004           2004           2004
                                              ----           ----           ----           ----

         Revenues                         $ 10,627,000   $ 12,301,000   $ 11,335,000   $ 11,670,000
         Income from operations                348,000        382,000        137,000        406,000
         Net income (loss)                     227,000        252,000          7,000        (46,000)
         Net income (loss) per share -
           basic                                  0.12           0.13           0.00          (0.02)
         Net income (loss) per share -
           diluted                                0.11           0.13           0.00          (0.02)
         Weighted average common
            stock outstanding - basic        1,936,000      1,928,000      1,926,000      1,916,000
         Weighted average common
            stock outstanding - diluted      2,022,000      1,960,000      1,958,000      1,926,000

         Each of the first three quarters includes thirteen weeks, while the fourth quarter includes fourteen weeks for fiscal year 2004.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 14. QUARTERLY INFORMATION (UNAUDITED) (Continued)

         The following is a summary of the unusual adjustments for fiscal year 2004.

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


NOTE 15. 401(k) PLAN

         Effective July 2004, the Company began sponsoring a 401(k) retirement plan covering substantially all employees who met certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. The Company is not required to contribute to the plan but may make discretionary profit sharing and matching contributions. During fiscal year 2005, the Company made discretionary contributions of $37,500 to the plan, effective July 1, 2005.


NOTE 16. SUBSEQUENT EVENTS

         Hurricane Wilma

             On October 24, 2005, Hurricane Wilma struck South Florida, impacting all locations owned and/or operated by the Company, including franchises. Most locations sustained damages, but the corporate office was the only location to suffer significant structural damage. All locations lost electric power for varying periods of time. By October 29, 2005, all Company owned and franchised retail liquor stores were open for business, notwithstanding the loss of electric power, and by November 10, 2005, all restaurants were open for business. The estimated cost

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 16. SUBSEQUENT EVENTS (Continued)

         Hurricane Wilma (Continued)

             incurred by the Company to date is approximately $550,000. The revenue from the package liquor stores during the period were not adversely affected by the hurricane. However, the estimated loss of revenue from the restaurants during the period was approximately $550,000, (Company owned restaurants - $350,000; limited partnership owned restaurants - $200,000) The estimated loss of restaurant revenue, ($550,000), represents approximately $360,000 of gross profit, (Company owned restaurants - $227,500; limited partnership restaurants - $132,500). The Company maintains standard and customary property insurance coverage, as well as coverage for business interruption, which coverages are subject to certain exclusions related to damage caused by windstorm. The insurance policy has a $50,000 deductible per occurrence. The Company has begun submitting claims for damages that it concludes are covered by the insurance and has received an advance of $250,000, ($300,000 less the $50,000 deductible), from the insurance carrier on account of damages to the corporate office alone. The ultimate amount of any insurance recovery cannot be accurately estimated at this time.

         Purchase of Management Agreement

             During the first quarter of fiscal year 2006, the Company purchased the rights to operate an existing restaurant in Deerfield Beach, Florida for $500,000. The Company will receive one-half (1/2) of the net profit from the operation of the restaurant for an initial period of ten years with four five-year renewal periods.

         Contract to Purchase New Restaurant Location

             During the first quarter of fiscal year 2006, the Company, as agent for a limited partnership to be formed, entered into a contract for the purchase of a location in Davie, Florida to renovate and operate as a "Flanigan's Seafood Bar and Grill" restaurant. The purchase price was approximately $650,000.