Form 10-Q
period 2005-12-31
FLANIGANS ENTERPRISES INC
filed 2006-02-16
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been the subject to such filing requirements for the past 90 days.
Yes  [X]   No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer [_]  Accelerated filer [ ]  Non-accelerated [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuers classes of Common Stock as of the latest practicable date. On February 14, 2006, 1,879,595 shares of Common Stock, $0.10 par value, were outstanding.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                DECEMBER 31, 2005


PART I. FINANCIAL INFORMATION

Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            Consolidated Statements of Income -- For the Thirteen Weeks ended December 31, 2005 and January 1, 2005. (Unaudited)

            Consolidated Balance Sheets -- As of December 31, 2005 (Unaudited) and October 1, 2005.

            Consolidated Statements of Cash Flows- For the Thirteen Weeks ended December 31, 2005 and January 1, 2005. (Unaudited)

            Notes to Consolidated Financial Statements (Unaudited)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 4.     CONTROLS AND PROCEDURES


PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

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

Exhibit - 31.2

Exhibit - 32.1

Exhibit - 32.2

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)

                                                  Thirteen Weeks  Thirteen Weeks
                                                      Ended            Ended
                                                    DECEMBER 31      JANUARY 1
                                                       2005            2005
                                                   ------------    ------------
Revenues:
  Restaurant food sales                            $      7,394    $      6,598
  Restaurant beverage sales                               1,733           1,579
  Package goods sales                                     3,753           3,336
  Franchise-related revenues                                261             250
  Owner's fee                                                38              38
  Other operating income                                     70              24
                                                   ------------    ------------
                                                         13,249          11,825
                                                   ------------    ------------

Costs and Expenses:
 Cost of merchandise sold:
    Restaurants and lounges                               3,114           2,925
    Package goods                                         2,719           2,399
 Payroll and related costs                                3,534           3,123
 Occupancy costs                                            754             696
 Selling, general and administrative expenses             2,466           2,343
                                                   ------------    ------------
                                                         12,587          11,486
                                                   ------------    ------------

    Income from Operations                                  662             339
                                                   ------------    ------------

Other Income (Expense):
  Interest expense                                          (32)            (29)
  Interest and other income                                  21              23
  Insurance recovery, net of casualty loss                   45              --
                                                   ------------    ------------
                                                             34             (06)
                                                   ------------    ------------

Income Before Provision for Income Taxes and                696             333
  Minority Interests in Earnings of Consolidated
  Limited Partnerships

Provision for Income Taxes                                 (185)            (80)

Minority Interest in Earnings of
  Consolidated Limited Partnerships                        (148)            (13)
                                                   ------------    ------------
Net Income                                         $        363    $        240
                                                   ============    ============

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)

                                   (Continued)

                                                 December 31,     January 1,
                                                     2005            2005
Net Income Per Common Share:
   Basic                                          $     0.19      $     0.13
                                                  ==========      ==========
   Diluted                                        $     0.19      $     0.12
                                                  ==========      ==========

Weighted Average Shares and Equivalent
   Shares Outstanding:
      Basic                                        1,874,776       1,915,425
                                                  ==========      ==========
      Diluted                                      1,913,990       1,929,373
                                                  ==========      ==========

           See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                DECEMBER 31, 2005 (UNAUDITED) AND OCTOBER 1, 2005
                                 (In Thousands)

                                     ASSETS

                                                         DECEMBER 31   OCTOBER 1
                                                            2005         2005
                                                         ----------   ----------

Current Assets:

Cash and cash equivalents                                $    2,466   $    2,674
Marketable securities                                           322          353
Notes and mortgages receivable,
  current maturities, net                                        30           16
Due from franchisees                                            302          119
Other receivables                                               520          189
Inventories                                                   2,201        1,990
Prepaid expenses                                                594          721
Deferred tax asset                                               29           29
                                                         ----------   ----------

         Total Current Assets                                 6,464        6,091
                                                         ----------   ----------

Property and Equipment                                       13,531       13,127
                                                         ----------   ----------

Investments in Limited Partnerships                             121          122
                                                         ----------   ----------

Other Assets:

Liquor licenses, net                                            347          347
Notes and mortgages receivable, net                              99          116
Deferred tax asset                                              435          435
Other                                                           725          861
                                                         ----------   ----------
          Total Other Assets                                  1,606        1,759
                                                         ----------   ----------

          Total Assets                                   $   21,722   $   21,099
                                                         ==========   ==========

                  FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                DECEMBER 31, 2005 (UNAUDITED) AND OCTOBER 1, 2005

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                                       DECEMBER 31   OCTOBER 1,
                                                          2005          2005
                                                       ----------    ----------

Current Liabilities:

Accounts payable and accrued expenses                  $    3,723    $    3,211
Due to franchisees                                            425           493
Current portion of long term debt                             177           174
Deferred revenues                                              60            62
Deferred rent                                                  14            14
                                                       ----------    ----------
         Total Current Liabilities                          4,399         3,954
                                                       ----------    ----------

Long Term Debt, Net of Current Maturities                   1,338         1,383
                                                       ----------    ----------

Deferred Rent, Net of Current
  Portion                                                     234           241
                                                       ----------    ----------

Minority Interest in Equity of
   Consolidated Limited Partnerships                        5,124         5,248
                                                       ----------    ----------
Stockholders' Equity:

  Common stock $.10 par value;
    5,000,000 shares authorized
    4,197,642 shares issued                                   420           420
  Capital in excess of par value                            6,170         6,148
  Retained earnings                                         9,835         9,472
  Accumulated other comprehensive income                       19            50
  Treasury stock, at cost 2,318,047 shares
    at December 31,2005 and 2,323,047
    shares at October 1, 2005                              (5,817)       (5,817)
                                                       ----------    ----------
       Total Stockholders' Equity                          10,627        10,273
                                                       ----------    ----------
       Total Liabilities and
        Stockholders' Equity                           $   21,722    $   21,099
                                                       ==========    ==========

           See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE THIRTEEN WEEKS ENDED DECEMBER 31, 2005 AND JANUARY 1, 2005
                                 (In Thousands)

                                                       DECEMBER 31    JANUARY 1
                                                          2005          2005
                                                       ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                             $      363    $      240
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization                               430           378
  Deferred rent                                                (7)           --
  Casualty loss on property and equipment                      42            --
  Minority interest in earnings
    of consolidated limited partnerships                      148            13
  Recognition of deferred revenue                              (2)           (3)
  Changes in operating assets and liabilities:
      (Increase)decrease in:
           Due from franchisees                              (183)         (179)
           Other receivables                                 (331)           83
           Inventories                                       (211)         (271)
           Prepaid expenses                                   127          (126)
           Other assets                                      (214)          (62)
     Increase(decrease)in:
        Accounts payable and accrued expenses                 512           881
        Due to franchisees                                    (68)         (413)
                                                       ----------    ----------
       Net cash provided by
           operating activities                               606           541
                                                       ----------    ----------

Cash flows from Investing Activities:

  Collection on notes and mortgages
    receivable                                                  3            10
  Purchase of property and equipment                         (526)         (323)
  Distributions from unconsolidated
    Limited partnership                                         1             7
                                                       ----------    ----------
      Net cash used in
            investing activities                             (522)         (306)
                                                       ----------    ----------

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE THIRTEEN WEEKS ENDED DECEMBER 31, 2005 AND JANUARY 1, 2005
                                 (In Thousands)

                                                       DECEMBER 31    JANUARY 1
                                                          2005          2005
                                                       ----------    ----------
Cash flows from Financing Activities:

  Payment of long term debt                                   (42)          (31)
  Proceeds from long term debt                                 --           163
  Purchase of treasury stock                                  (18)          (36)
  Distributions to limited partnership
    minority partners                                        (272)         (292)
  Proceeds from limited partnership interests                  --         1,365
  Proceeds from exercise of stock options                      40            --
                                                       ----------    ----------
Net cash provided by (used in) financing
  activities                                                 (292)        1,169
                                                       ----------    ----------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                                (208)        1,404
Cash and Cash Equivalents,
  Beginning of Period                                       2,674         2,936
                                                       ----------    ----------
Cash and Cash Equivalents
  End of Period                                        $    2,466    $    4,340
                                                       ==========    ==========



Supplemental Disclosure for Cash Flow Information:
    Cash paid during period for:
       Interest                                        $       32    $       29
                                                       ==========    ==========
       Income taxes                                    $       80    $       79
                                                       ==========    ==========

           See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005


(1)   BASIS OF PRESENTATION:

      The accompanying financial information for the periods ended December 31, 2005 and January 1, 2005 are unaudited. Financial information as of October 1, 2005 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the
Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 1, 2005. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

(2)   EARNINGS PER SHARE:

      Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per share establishes standards for computing and presenting earnings per share ("EPS"). This statement requires the presentation of basic and diluted EPS. The data on Page 4 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potential dilutive common stock equivalents.

(3)   RECLASSIFICATION:

      Certain amounts in the fiscal 2005 financial statements have been reclassified to conform to the fiscal 2006 presentation.

(4)   RECENT ACCOUNTING PRONOUNCEMENTS:

      Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" issued in December, 2004, revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", and requires companies to expense the fair value of stock options on the grant date and is effective for interim or annual periods beginning after December 15, 2005. Accordingly, the Company is required to recognize the expense attributed to stock options granted or vested subsequent to January 1, 2006. As of January 1, 2006, the Company has no unvested stock options.

(5)   INVESTMENT IN LIMITED PARTNERSHIPS:

      Pinecrest, Florida

      As of September 28, 2002, the Company, plus a wholly-owned subsidiary, owns one hundred (100%) percent of the limited partnership, which owned and operated the "Flanigan's Seafood Bar and Grill" restaurant in Miami, Florida. At the end of the second quarter of fiscal year 2002, the hotel property upon which the restaurant was located was `taken" through eminent domain and the restaurant closed.

      During the third quarter of fiscal year 2003, the Company, as general partner of the limited partnership, entered into a Sale of Business Agreement for the purchase of an existing restaurant in Pinecrest, Florida, which transaction closed during the first quarter of fiscal year 2004. The purchase price of approximately $340,000 related to the acquisition of a below market lease and will therefore be recognized as additional lease expense over the remaining life of the lease, approximately 15.5 years including renewal options. As of December 31, 2005 the $340,000, net of accumulated amortization of approximately $5,300, is included in the accompanying balance sheet in property and equipment. The Company agreed to unconditionally guaranty the lease for the business premises in order to procure the consent of the landlord to the assignment of the lease. During the second quarter of fiscal year 2004 and after removing the interior finishes in anticipation of completing its building plans for the renovation of the business premises, the Company found numerous, substantial structural deficiencies which must be rectified prior to any renovations being made.

      During the third quarter of fiscal year 2004, the Company, as general partner of the limited partnership, and the landlord agreed upon the structural repairs required, as set forth by the landlord's engineering firm, and to equally share the cost thereof in order to minimize further delay to the renovation of the business premises. During fourth quarter of fiscal year 2004, the structural repairs were made by the landlord's contractor. Upon submitting its building plans to Pinecrest, Florida for review and the issuance of building plans, the Company was advised that there were structural problems that had not been addressed and other structural problems that were not adequately repaired and that its building plans would not be reviewed until the structural problems were rectified. The Company, as general partner of the limited partnership, is proceeding with the necessary structural repairs, while preserving its right to pursue a claim against the landlord for its contribution to any additional structural repairs and reimbursement of rent paid while the processing of its building plans is delayed. As of the end of the first quarter of fiscal year 2006, the limited partnership had received no payments from the landlord as its contribution towards structural repairs and/or reimbursement of rent paid while the building plans of the limited partnership are delayed, nor has it accrued the same. The landlord denies any liability for further structural repairs and/or reimbursement of rent and as a result, the ultimate amount of any recovery from the landlord, if any, cannot be accurately estimated at this time.

      During the fourth quarter of fiscal year 2005, building permits were issued to the limited partnership to make the structural repairs, which structural repairs should be completed during the second quarter of fiscal year 2006. The limited partnership has received permits for its interior build-out and is proceeding with the same. It is anticipated that once the structural repairs are completed, the remaining permits required by the limited partnership will be issued and the renovations to the business premises completed. The limited partnership still intends to raise funds through a private offering to renovate the restaurant once the renovation costs have been determined. During the first quarter of fiscal year 2006, the Company advanced the sum of $246,000 to the limited partnership, the use of which included, but was not limited to architectural and engineering fees and structural repairs made to date. The Company continues to act as a general partner and will also be the owner of up to thirty three and one-third percent limited partnership interest. It is anticipated that the renovated restaurant will be open for business during the third quarter of fiscal year 2006.

      Surfside, Florida

      The Company acts as general partner of a limited partnership which owns and operates a restaurant in Surfside, Florida under the "Flanigan's Seafood Bar and Grill" service mark. With the distribution to limited partners for the quarter ending December 31, 2005, which was paid at the start of the second quarter of fiscal year 2006, this limited partnership has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant. Effective as of the start of the second quarter of fiscal year 2006, the Company will receive one-half (1/2) of the net profit as manager of the restaurant.

      West Miami, Florida

      The Company acts as general partner of a limited partnership which owns and operates a restaurant in West Miami, Florida under the "Flanigan's Seafood Bar and Grill" service mark. With the distribution to limited partners for the quarter ending December 31, 2005, which was paid at the start of the second quarter of fiscal year 2006, this limited partnership has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant. During the first quarter of fiscal year 2006, the Company received one-half (1/2) of the net profit in excess of the sum necessary to equal the initial investment of all limited partners, as a management fee and will continue to receive one-half (1/2) of the net profit as a management fee hereafter.

      Davie, Florida

      During the first quarter of fiscal year 2006, the Company, as agent for a limited partnership to be formed, entered into a contract to purchase an existing restaurant in Davie, Florida to renovate and operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark. The purchase price is approximately $650,000 and initial estimates for renovations and pre-opening expenses is an additional $1,500,000. The funds necessary for this limited partnership will be raised through a private offering. The Company will act as general partner and own up to thirty percent of the limited partnership. The contract is subject to customary contingencies, including but not limited to landlord approval of planned renovations and the Company applying for and receiving the necessary zoning approvals, variances and/or special use permits for its contemplated use. The restaurant is expected to open for business during the first quarter of fiscal year 2007.


(6)   INVESTMENT IN MANAGEMENT AGREEMENT:

      Deerfield Beach, Florida

      During the first quarter of fiscal year 2006, the Company entered into a management agreement to operate an existing restaurant in Deerfield Beach, Florida under its current format, "The Whale's Rib", and to be entitled to one-half (1/2) of the net profit from the operation of the same. The term of the management agreement is for ten (10) years, with four (4) five (5) year renewal options. During the first quarter of fiscal year 2006, the Company paid a deposit of $50,000 towards the management rights and on January 9, 2006, the Company paid the remaining $450,000 for the management rights to the restaurant. The management agreement will be amortized straight line over the life of the agreement or thirty (30) years, including renewal options. The Company also agreed to advance up to $250,000 for capital expenditures and working capital, which funds will be reimbursed from net profit from the operation of the restaurant up to $125,000 per year before any sharing of net profit by the Company and the owner. The Company assumed the management of this restaurant on January 9, 2006. This location will not be renovated to a "Flanigan's Seafood Bar and Grill" restaurant, nor will it be owned by a limited partnership.

(7)   INVESTMENTS:

      Investments in equity securities that have readily determinable values are classified and accounted for as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income. Realized gains and losses are calculated based on the specific identification method and recorded in "other income" on the income statement. At December 31, 2005, the fair value was $322,000, which exceeded a cost of $303,000 and resulted in an unrealized gain of $19,000.

(8)   INCOME TAXES:

      Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards and tax credits to the extent that realization of said tax benefits is more likely than not. The deferred tax asset was $435,000 as of December 31, 2005 and October 1, 2005.

(9)   COMMITMENTS AND CONTINGENCIES:

      Guarantees

      The Company guarantees various leases for franchisees, limited partnerships and locations sold in prior years. Remaining rental commitments required under these leases are approximately $2,809,000. In the event of a default under any of these agreements, the Company will have the right to repossess the premises and operate the business to recover amounts paid under the guarantee either by liquidating assets or operating the business.

      Litigation

      Certain states have liquor liability (dram shop) laws which allow a person injured by an "obviously intoxicated person" to bring a civil suit against the business (or social host) who had served intoxicating liquors to an already "obviously intoxicated person". Dram shop claims normally involve traffic accidents and the Company generally does not learn of dram shop claims until after a claim is filed and then the Company vigorously defends these claims on the grounds that its employee did not serve an "obviously intoxicated person". Damages in most dram shop cases are substantial. At the present time, there are no dram shop cases pending against the Company. The Company maintains general liability insurance. See Item 1, "Insurance" on page 13 of the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2005 for a discussion of general liability insurance.

      There is no material pending legal proceedings, other than ordinary routine litigation incident to the business, none of which the Company believes is material.

      Hurricane Wilma; Property Insurance Renewal

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

      The Company maintains standard and customary property insurance coverage, as well as coverage for business interruption, which coverages are subject to certain exclusions related to damage caused by windstorm. The insurance policy insuring locations owned by the Company and its consolidated limited partnerships has a $50,000 deductible per occurrence. As of December 31, 2005, the Company had submitted claims for damages that it concludes are covered by the insurance totaling $523,000 and at the start of the second quarter of fiscal year 2006, received an advance of $250,000, ($300,000 less the $50,000 deductible), from its insurance carrier on account of damages to the corporate office alone. This amount, ($250,000), has been recorded in other receivables and insurance recovery net of casualty loss in the accompanying consolidated financial statements. Since the end of the first quarter of fiscal year 2006, the Company has submitted additional claims totaling $264,000 for damages caused by Hurricane Wilma, (for total claims of $787,000 filed to date), and is preparing claims for business interruption. Notwithstanding the filing of these claims, the Company has not received a response from its insurance carrier other than the advance of $250,000 and as a result the ultimate amount of any insurance recovery cannot be accurately estimated at this time.

      As indicated above, the Company's property insurance coverage in effect through December 30, 2005 had one (1) deductible of $50,000 for all locations. For the policy year commencing December 30, 2005, the Company's property insurance now has a deductible of $25,000 - $50,000 per location, per occurrence. In the event a casualty, such as another hurricane, impacted every location whereby property damage and business interruption claims reached or exceeded every deductible, then the Company and its limited partnerships would face a maximum exposure of $825,000. The Company intends to build cash reserves during hurricane season, (June 1 - November 1 each year), to protect the Company against losses as a result of a hurricane or other casualty loss, as well as to maintain a line of credit as additional protection against the same.

(10)  BUSINESS SEGMENTS

      The Company operates principally in two segments - retail package stores and restaurants. The operation of package stores consists of retail liquor sales.

      Information concerning the revenues and operating income for the quarters ended December 31, 2005 and January 1, 2005, and identifiable assets for the two segments in which the Company operates, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash, notes and mortgages receivable, real property, improvements, furniture, equipment and vehicles. The Company does not have any operations outside of the United States and intersegment transactions are not material.

                                                      December 31,    January 1,
                                                          2005           2005
                                                          ----           ----
Operating Revenues:
   Restaurants                                         $    9,127    $    8,177
   Retail package stores                                    3,753         3,336
   Other revenues                                             369           312
                                                       ----------    ----------
      Total operating revenues                         $   13,249    $   11,825
                                                       ==========    ==========

Operating Income Reconciled to Income Before
  Income Taxes and Minority Interests in
  Earnings of Consolidated Limited
  Partnerships:
    Restaurants                                        $    1,118    $      658
    Retail package stores                                     333           195
                                                       ----------    ----------
                                                            1,451           853
    Corporate expenses, net of other
       Revenues                                              (789)         (514)
                                                       ----------    ----------

    Operating income                                          662           339
    Other income (expense)                                     34           (06)
                                                       ----------    ----------
Income Before Income Taxes and Minority
  Interests in Earnings of Consolidated
  Limited Partnerships                                 $      696    $      333
                                                       ==========    ==========


Depreciation and Amortization:
   Restaurants                                         $      293    $      281
   Retail package stores                                       55            31
                                                       ----------    ----------
                                                              348           312
   Corporate                                                   82            66
                                                       ----------    ----------
Total Depreciation and Amortization                    $      430    $      378
                                                       ==========    ==========

Capital Expenditures:
   Restaurants                                         $      173    $      251
   Retail package stores                                       22             9
                                                       ----------    ----------
                                                              195           260
   Corporate                                                  331            63
                                                       ----------    ----------
Total Capital Expenditures                             $      526    $      323
                                                       ==========    ==========

                                                       December 31,   October 1,
Identifiable Assets:                                      2005           2005
                                                          ----           ----

   Restaurants                                         $   10,042    $   10,277
   Retail package store                                     3,674         3,527
                                                       ----------    ----------
                                                           13,716        13,804
   Corporate                                                8,006         7,295
                                                       ----------    ----------
Consolidated Totals                                    $   21,722    $   21,099
                                                       ==========    ==========



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

      Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipates, appears, expects, trends, intends, hopes, plans, believes, seeks, estimates, may, will," and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to customer demand and competitive conditions. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the Company's fiscal year ended October 1, 2005 and in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

      The Company owns and /or operates full service restaurants, package liquor stores and an adult entertainment oriented club (collectively the "units"). At December 31, 2005, the Company operated 19 units and had equity interests in seven units which have been franchised by the Company. The table below sets out the changes, if any, in the type and number of units being operated.

                               Dec. 31       Oct.1         Jan. 1    Note
                                2005          2005          2005     Number
         Types of Units
  ---------------------------------------------------------------------------
  Company Owned:
     Combination package
     and restaurant                4            4            4
     Restaurant only               2            2            2
     Package store only            5            5            5        (1)

  Company Managed
    Restaurants Only:
     Limited partnerships          6            6            5        (2)(3)(4)
     Franchise                     1            1            1
     Unrelated Third Party        --           --           --        (5)

  Company Owned Club:              1            1            1

   Total Company
   Owned/Operated Units           19           19           18

  Franchised units                 7            7            7        (6)


Noes:

      (1) The corporate offices consist of a two (2) story building, with space initially set aside on the ground floor for a package liquor store. The Company filed suit against the adjacent shopping center to determine the Company's right to non-exclusive parking in the shopping center. During fiscal year 2005, summary judgment was granted in favor of the adjacent shopping center denying the Company non-exclusive parking rights in the shopping center. The Company has continued pursuing its claim against the seller, its individual partners and its attorney for damages for failing to disclose documents pertaining to the release of the non-exclusive parking rights. During the first quarter of fiscal year 2006, summary judgment was granted in favor of the sellers' attorney, but denied as to the seller and its individual partners. The case is scheduled for trial during the third quarter of fiscal year 2006. The Company no longer plans to use the ground floor for a package liquor store. This package liquor store is not included in the table of units.

      (2) During the third quarter of fiscal year 2003, the Company, as general partner of the limited partnership, entered into a Sale of Business Agreement for the purchase of an existing business in Pinecrest, Florida, which transaction closed during the first quarter of fiscal year 2004. The Company, as general partner of the limited partnership, is proceeding with necessary structural repairs, while preserving its right to pursue a claim against the landlord for its contribution to the additional structural repairs and reimbursement of rent paid while the processing of its building plans is delayed. The structural repairs should be completed during the second quarter of fiscal year 2006, rather than the first quarter of fiscal year 2006. While the limited partnership has received permits for its interior build-out and is proceeding with the same, additional structural repairs have been required as the interior build-out is being done. It is anticipated that once the structural repairs are completed, the remaining permits required by the limited partnership will be issued and the renovations to the business premises completed. It is anticipated that the renovated restaurant will be open for business during the third quarter of fiscal year 2006 and is not included in the table of units.

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

      (4) During the first quarter of fiscal year 2006, the Company, as agent for a limited partnership to be formed, entered into a contract to purchase an existing restaurant location in Davie, Florida, to renovate and operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark. The restaurant is expected to open for business during the first quarter of fiscal year 2007, provided the landlord's approval of building plans and all necessary zoning approvals, variances and/or special use permits are received. This restaurant is not included in the table of units.

      (5) During the first quarter of fiscal 2006, the Company entered into a management agreement to operate an existing restaurant in Deerfield Beach, Florida under its current format, "The Whale's Rib". The Company assumed the management of this restaurant on January 9, 2006 and this restaurant is not included in the table of units.

      (6) The Company manages the restaurant for one (1) franchisee with respect to one (1) of the seven (7) franchised units. The franchised restaurant is included in the table of units as a restaurant operated by the Company and the franchise is also included as a unit franchised by the Company and in which the Company has an interest.

Results of Operations

                                                      Thirteen Weeks Ended
                                                Dec. 31,            Jan. 1,
                                                  2005               2005
                                            Amount    Percent   Amount   Percent
                                            ------    -------   ------   -------
                                            (In Thousands)       (In Thousands)

Restaurant food sales                      $ 7,394     57.41   $ 6,598     57.31
Restaurant bar sales                         1,733     13.45     1,579     13.71
Package goods sales                          3,753     29.14     3,336     28.98
                                           -------   -------   -------   -------

Total sales                                $12,880    100.00   $11,513    100.00

Franchise related revenues                     261                 250
Owners fee                                      38                  38
Other operating income                          70                  24
                                           -------             -------

Total Revenue                              $13,249             $11,825
                                           =======             =======

Comparison of Thirteen Weeks Ended December 31, 2005 and January 1, 2005
------------------------------------------------------------------------

      As the table above illustrates, total revenues in the thirteen weeks ended December 31, 2005 increased by 12.04% as compared to the total revenues for the thirteen weeks ended January 1, 2005 primarily due to the restaurant in Wellington, Florida being open for the fiscal quarter. The increase in total revenues also occurred notwithstanding an estimated loss of $550,000 in restaurant food and beverage revenue as a result of Hurricane Wilma which impacted South Florida on October 24, 2005. Total revenues are expected to increase due to the restaurant in Wellington, Florida being open for the entire fiscal year; the management by the Company of the restaurant in Deerfield Beach, Florida as of January 9, 2006 and the anticipated opening of the restaurant in Pinecrest, Florida during the third quarter of fiscal year 2006.

      Restaurant food sales represented 57.41% of total sales in the thirteen weeks of fiscal year 2006 as compared to 57.31% of total sales in the thirteen weeks of fiscal year 2005. The weekly average of same store restaurant food sales were $423,433 and $411,792 for the thirteen weeks ended December 31, 2005 and January 1, 2005, respectively, an increase of 2.8% The increase in restaurant food sales is due to the restaurant in Wellington, Florida being open for the quarter, menu price increases and the continued increase in the weekly average of same store restaurant food sales. This increase occurred notwithstanding an estimated loss of $450,000 in restaurant food sales as a result of Hurricane Wilma. Restaurant food sales should continue to increase due to the restaurant in Wellington, Florida being open for the entire fiscal year; the anticipated opening of the restaurant in Pinecrest, Florida during the third quarter of fiscal year 2006; and the continued increase in the weekly average of same store restaurant food sales.

      Restaurant bar sales represented 13.45% of total sales in the thirteen weeks of fiscal year 2006 as compared to 13.71% of total sales in the thirteen weeks of fiscal year 2005. The weekly average of same store restaurant bar sales were $96,736 and $96,226 for the thirteen weeks ended December 31, 2005 and January 1, 2005, respectively, an increase of 0.53%. The increase in restaurant bar sales is due to the restaurant in Wellington, Florida being open for the quarter and the promotions introduced during fiscal year 2005 to increase restaurant bar sales, without jeopardizing the Company's perception as a family restaurant. This increase also occurred notwithstanding an estimated loss of $100,000 in restaurant beverage sales as a result of Hurricane Wilma. Restaurant bar sales should continue to increase due to the restaurant in Wellington, Florida being open for the entire fiscal year; the anticipated opening of the restaurant in Pinecrest, Florida during the third quarter of fiscal year 2006; and the continued increase in the weekly average of same store restaurant bar sales.

      Package goods sales represented 29.14% of total sales in the thirteen weeks of fiscal year 2006, as compared to 28.98% of total sales in the thirteen weeks of fiscal year 2005. The weekly average of same store package goods sales, which now includes all nine (9) Company owned package goods stores, were $288,661 and $256,584 for the thirteen weeks ended December 31, 2005 and January 1, 2005, respectively, an increase of 12.50%. The increase was primarily due to increased volume. Hurricane Wilma had no adverse affect upon package goods sales because all Company-owned package good stores were open for business, without electric power, by October 26, 2005 or within two (2) days of Hurricane Wilma and notwithstanding curfews limiting hours of operation. Package good sales are expected to continue increasing through the balance of fiscal year 2006 due to the continued increase in the weekly average of same store package sales.

      The gross profit margin for restaurant food and bar sales was 65.81% and 64.23% for the thirteen weeks ended December 31, 2005 and January 1, 2005, respectively. The 1.58% increase in gross profit for restaurant and bar sales for the first quarter of fiscal 2006 was primarily due to menu price increases.

      The gross profit margin for package goods stores was 27.55% and 28.09% for the thirteen weeks ended December 31, 2005 and January 1, 2005, respectively. The gross profit margin for package goods stores is expected to remain constant through the balance of fiscal year 2006.

Operating Costs and Expenses

      Operating costs and expenses were $12,587,000 and $11,486,000 for the thirteen weeks ended December 31, 2005 and January 1, 2005, respectively, an increase of 9.56%. The increase is due to the operation of the restaurant in Wellington, Florida for the fiscal quarter, as well as a general increase in overall operating costs and expenses. Operating costs and expenses are expected to continue increasing through the balance of fiscal year 2006 with the anticipated opening of the restaurant in Pinecrest, Florida during the third quarter of fiscal year 2006 and a general increase in overall operating costs and expenses.

      Payroll and related costs were $3,534,000 and $3,123,000 the thirteen weeks ended December 31, 2005 and January 1, 2005, respectively, an increase of 13.16%. The increase is attributed to the operation of the restaurant in Wellington, Florida for the fiscal quarter, the impact of the Florida minimum wage which was effective during the third quarter of fiscal year 2005 and the accrual of officers' bonus in fiscal 2006. During the balance of fiscal year 2006 payroll and related costs are expected to increase due to the anticipated opening of the restaurant in Pinecrest, Florida during the third quarter of fiscal 2006 and the increase in the Florida minimum wage by a cost of living increase effective January 1, 2006.

      Occupancy costs which include rent, common area maintenance, repairs and taxes were $754,000 and $696,000 for the thirteen weeks ended December 31, 2005 and January 1, 2005, respectively, an increase of 8.33%. The increase is accounted for by the payment of rent for the restaurant in Wellington, Florida for the first quarter of fiscal 2006.

      Selling, general and administrative expenses were $2,466,000 and $2,343,000 for the thirteen weeks ended December 31, 2005 and January 1, 2005, respectively, an increase of 4.74%. The increase in selling, general and administrative expense is accounted for by the operation of the restaurant in Wellington, Florida for the fiscal quarter; expenses associated with the restaurant in Pinecrest, Florida; and an overall increase in expenses.

Other Income and Expense

      Other income and expenses were income of $34,000 for fiscal 2006 as compared to an expense of $6,000 for fiscal year 2005. Other income and expenses includes insurance recovery, net of casualty loss, which includes the deletion of the net book value of property and equipment as a result of Hurricane Wilma, ($42,000), repair of damage ($102,000) and food waste ($61,000) caused by Hurricane Wilma, offset by an advance of $250,000, ($300,000 less a $50,000 deductible), from the Company's insurance carrier against anticipated insurance recoveries.

New Limited Partnership Restaurants

      As the Company opens new limited partnership restaurants on a more regular basis the Company's income from operations will be adversely affected by the higher costs associated with the opening of the same. The higher costs include, but are not limited to pre-opening rent. For the first quarter of fiscal 2006, as well as the first quarter of fiscal 2005, the pre-opening rent paid and expensed for the new limited partnership restaurant in Pinecrest, Florida was approximately $51,000, which is the full rent provided in the lease.

      During the balance of fiscal year 2006, income from operations will be adversely affected by the pre-opening costs still to be incurred for the new limited partnership restaurant in Pinecrest, Florida.

Trends

      During the next twelve months management expects continued increases in restaurant sales, due primarily to the opening of the restaurant in Pinecrest, Florida and continued increases in same store restaurant sales. Package good sales are also expected to increase due primarily to increases in same store package goods sales. At the same time, management expects higher food costs and overall expenses to increase. The Company has already raised some of its menu prices to offset higher food costs and will continue to do so wherever competitively possible. During the next twelve months, management projects an increase in overall profit before income tax.

Liquidity and Capital Resources

Cash Flows

      The following table is a summary of the Company's cash flows for the first thirteen weeks of fiscal years 2006 and 2005.

                                                         Thirteen Weeks Ended
                                                        Dec. 31,       Jan. 1,
                                                          2005          2005
                                                          ----          ----
                                                           (In Thousands)
Net cash provided by
  operating activities                                 $      606    $      541

Net cash provided by (used in)
  investing activities                                       (522)         (306)

Net cash provided by (used in)
  financing activities                                       (292)        1,169
                                                       ----------    ----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                           (208)        1,404
Cash and Cash Equivalents, Beginning                        2,674         2,936
                                                       ----------    ----------

Cash and Cash Equivalents, Ending                      $    2,466    $    4,340
                                                       ==========    ==========

      On January 13, 2006, the Company declared a cash dividend of 35 cents per share payable on February 15, 2006 to shareholders of record on January 31, 2006. Since the dividend was only declared subsequent to the end of the first quarter of fiscal year 2006, the amount is not reflected above.

      On December 9, 2004, the Company declared a cash dividend of 32 cents per share payable on January 28, 2005 to the shareholders of record on January 14, 2005. Since the dividend was declared during the first quarter of fiscal year 2005, the amount is reflected above.

Capital Expenditures

      The Company had additions to property and equipment of $526,000 during the thirteen weeks ended December 31, 2005, including $101,000 as a direct result of Hurricane Wilma, as compared to $323,000 for the thirteen weeks ended January 1, 2005 and $2,095,000 for the fiscal year ended October 1, 2005. During the fiscal year ended October 1, 2005, the Company also purchased three (3) vehicles, for an aggregate purchase price of $302,000, which vehicles were 100% financed.

      All of the Company's units require periodic refurbishing in order to remain competitive. The budget for fiscal year 2006 is $700,000, exclusive of any expenditures attributed to Hurricane Wilma. The Company expects the funds for these improvements to be provided from operations. In addition, it is anticipated that one (1) limited partnership, (Pinecrest, Florida), will require approximately $2,000,000 in additional funds for capital expenditures to complete its renovations and prepare for opening as a "Flanigan's Seafood Bar and Grill" restaurant, which funds will be raised through a private offering. The private offering will also raise funds to reimburse the Company for advances made in excess of its planned investment in this limited partnership.

Long Term Debt

      As of December 31, 2005, the Company had long term debt of $1,515,000, as compared to $1,445,000 as of January 1, 2005, and $1,557,000 as of October 1, 2005.

      Subsequent to the end of the first quarter of fiscal 2006, the Company closed on a $2,000,000 line of credit. The line of credit has a variable interest rate, which is at prime and is payable in monthly installments of interest only on the outstanding principal balance, with a two (2) year maturity. The line of credit will provide cash flow while the Company waits for reimbursement from its insurance carrier of all or a part of the costs incurred to repair damages and business interruption caused by Hurricane Wilma and further advances to be made by the Company to the limited partnership, (Pinecrest, Florida), for the completion of its renovations prior to its anticipated private offering. The line of credit does not prohibit dividends, provided the Company is not in default of the same.

Working Capital

      The table below summarizes the current assets, current liabilities, and working capital for the fiscal quarters ended December 31, 2005, January 1, 2005 and the fiscal year ended October 1, 2005.

                          Dec. 31,       Jan. 1,      Oct. 1,
     Item                   2005          2005         2005
                          --------      --------     --------
                                     (In Thousands)

Current Assets             $6,464        $7,800       $6,091
Current Liabilities         4,399         4,900        3,954
Working Capital             2,065         2,900        2,137

      Working capital for the fiscal quarter ending December 31, 2005 decreased by 28.8% from the working capital for the fiscal quarter ending January 1, 2005 and by 3.4% from the working capital for the fiscal year ending October 1, 2005. Working capital for the fiscal quarter ending December 31, 2005 would have been greater, but the Company suffered a loss of restaurant food and beverage revenue as a result of Hurricane Wilma and the cost of repairs to damages caused by the same, while the Company waits for reimbursement of all or a part of such losses from its insurance carrier. The decrease in working capital for the fiscal quarter ending December 31, 2005 when compared to the fiscal quarter ending January 1, 2005 was also due to the completion of the private offering by the limited partnership owning the restaurant in Wellington, Florida during the first quarter of fiscal year 2005 and minimal advances in excess of the monthly rent paid by the Company as on-going expenses for the restaurant in Pinecrest, Florida during the first quarter of fiscal year 2005.

      Subsequent to the end of the first quarter of fiscal year 2006, management projects that working capital will be adversely affected by payment of the balance due for the management rights to "The Whale's Rib", investments and/or further advances to be made by the Company to the limited partnership in Pinecrest, Florida and for the new location in Davie, Florida, payment of the annual dividend, further repair of damages caused by Hurricane Wilma and the closing of its option to purchase the real property and ground lease of one location currently leased by the Company. In order to meet its immediate cash flow needs, subsequent to the end of the first quarter of fiscal year 2006, the Company received a $2,000,000 line of credit. Management believes that over the balance of fiscal year 2006, working capital will increase by any insurance recoveries received, as well as reimbursement of funds advanced by the Company for the renovations of the restaurant in Pinecrest, Florida in excess of its investment once the limited partnership completes its private offering. (As of December 31, 2005, the Company has advanced $1,381,000 to this limited partnership and will invest no less than $700,000 in the same.)


Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company does not ordinarily hold market risk sensitive instruments for trading purposes but as of December 31, 2005 holds one equity security at a cost of $303,000 to receive dividend payments and for the Company to satisfy debt in the future. There is no assurance that market price will increase or decrease in the next year. Even if the price of the equity security decreased by 10% below its cost, results of operations would be reduced by $30,000, an amount management considers immaterial.

Interest Rate Risk

      At December 31, 2005, the Company has two debt arrangements which have a variable interest rate. For one of these instruments, a mortgage note, the Company has entered into an interest rate swap agreement to hedge the interest rate risk. The mortgage note has an outstanding principal balance at December 31, 2005 of $807,000. For the other instrument, an unsecured promissory note in the original principal amount of $100,000, the variable interest rate is at prime, so even if interest rates increased by 10%, results of operations would be reduced by less than $10,000, an amount management also considers immaterial.

      At December 31, 2005, the Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have a negative effect on the Company's earnings.

      Subsequent to the end of the first quarter of fiscal year 2006, the Company received a $2,000,000 line of credit, which instrument has a variable interest rate, which is at prime. Increases in interest rates may have a material affect upon results of operations, depending upon the outstanding principal balance on the line of credit from time to time.

      There is no assurance that interest rates will increase or decrease over the next fiscal year.


Item 4.  Controls and Procedures

      (a)   Evaluation of Disclosure Controls and Procedures

      Within the ninety (90) day period prior to the end of the reporting period, our President and Chief Financial Officer, with the participation of management and the assistance of an independent third party expert retained during fiscal 2005, evaluated the effectiveness of Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-15(e) or 15d-15(e)) as of December 31, 2005. It is the opinion of our Chief Executive Officer and Chief Financial Officer that such disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective in ensuring that material information is accumulated and communicated to management and made known to the Chief Executive Officer and Chief Financial Officer particularly during the period in which this report was prepared, as appropriate, to allow timely decisions regarding timely disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, is subject to limitations, including the exercise of our judgment in evaluating the same. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors.

      (b)   Change in Internal Control over Financial Reporting

      During the first quarter of fiscal year 2006, the Company continued to assess the effectiveness of our "internal controls over financial reporting" on an account by account basis as a part of our on-going accounting and financial reporting review process. The assessments were made by management, under the supervision of our Chief Financial Officer. We made no changes in our internal control over financial reporting during the fiscal quarter ending December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Notwithstanding, the effectiveness of our system of internal control over financial reporting is subject to limitations, including the exercise of our judgment in evaluating the same. As a result, there can be no assurance that our internal control over financial reporting will prevent all errors.


                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings: See "Litigation" on page 12 of this report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended October 1, 2005 for a discussion of other legal proceedings resolved in prior years.

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

                                     FLANIGAN'S ENTERPRISES, INC.

                                     /s/ James G. Flanigan
                                     ----------------------------------
                                     JAMES G. FLANIGAN,
                                     Chief Executive Officer and
                                        President

Date: February 15, 2006
      -----------------

                                     /s/ Jeffrey D. Kastner
                                     ----------------------------------
                                     JEFFREY D. KASTNER
Date: February 15, 2006              Chief Financial Officer and Secretary
      -----------------