Form 10-Q
period 2006-03-31
FLANIGANS ENTERPRISES INC
filed 2006-05-16
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2006

                                       or

| |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been the subject to such filing requirements for the past 90 days.
Yes  |X|   No | |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer { ]  Accelerated filer [ ]  Non-accelerated [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

Indicate  the number of shares  outstanding  of each of the  issuers  classes of
Common Stock as of the latest practicable date. On May 15, 2006, 1,894,315 shares of Common Stock, $0.10 par value, were outstanding.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                               INDEX TO FORM 10-Q
                               ------------------

                                  APRIL 1, 2006
                                  -------------

                         PART I.    FINANCIAL INFORMATION
                                    ---------------------

Item 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income -- For the Thirteen and Twenty Six Weeks ended April 1, 2006 and April 2, 2005. (Unaudited)

Consolidated Balance Sheets -- As of April 1, 2006 (Unaudited) and October 1, 2005.

Consolidated Statements of Cash Flows - For the Twenty Six weeks ended April 1, 2006 and April 2, 2005.

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


                        FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (In Thousands Except Per Share Amounts)

                                                   Thirteen  Weeks         Twenty Six Weeks
                                                        Ended                    Ended

                                                 April 1     April 2     April 1      April 2
                                                   2006        2005        2006        2005
                                                   ----        ----        ----        ----
REVENUES:
   Restaurant food sales                         $  8,641    $  7,351    $ 16,035    $ 13,949
   Restaurant bar sales                             1,994       1,708       3,726       3,287
   Package good sales                               3,439       3,073       7,192       6,409
   Franchise related revenues                         285         200         546         450
   Owner's fee                                         38          37          75          75
   Other operating income                              80          80         151         104
                                                 --------    --------    --------    --------
                                                   14,477      12,449      27,725      24,274
                                                 --------    --------    --------    --------

COSTS AND EXPENSES:
  Cost of merchandise sold:
       Restaurant and lounges                       3,623       3,171       6,737       6,096
       Package goods                                2,449       2,205       5,168       4,604
  Payroll and related costs                         4,274       3,336       7,808       6,459
  Occupancy costs                                     783         669       1,537       1,365
  Selling, general and administrative expenses      2,830       2,470       5,296       4,813
                                                 --------    --------    --------    --------
                                                   13,959      11,851      26,546      23,337
                                                 --------    --------    --------    --------

Income from operations                                518         598       1,179         937
                                                 --------    --------    --------    --------

OTHER INCOME (EXPENSE):
Interest expense                                      (38)        (29)        (71)        (58)
Interest and other income                              16          64          38          87
Loss on abandonment of property and equipment          (6)         --          (6)         --
Insurance recovery, net of casualty loss              405          --         450          --
                                                 --------    --------    --------    --------
                                                      377          35         411          29
                                                 --------    --------    --------    --------

Income before Provision for Income Taxes              895         633       1,590         966
   and Minority Interest in Earnings of
    Consolidated Limited Partnerships

Provision for Income Taxes                           (262)       (109)       (447)       (189)

Minority Interest in Earnings of
Consolidated Limited Partnerships                     (51)       (197)       (199)       (210)
                                                 --------    --------    --------    --------

Net Income                                       $    582    $    327    $    944    $    567
                                                 ========    ========    ========    ========


                        FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (In Thousands Except Per Share Amounts)

                                         (Continued)

                                                Thirteen  Weeks               Twenty Six Weeks
                                                     Ended                          Ended

                                           April 1          April 2         April 1         April 2
                                             2006            2005            2006            2005
                                             ----            -----           ----            ----

Net Income Per Common Share:
         Basic                           $        0.31   $        0.17   $        0.50   $        0.30
                                         =============   =============   =============   =============
         Diluted                         $        0.30   $        0.17   $        0.50   $        0.29
                                         =============   =============   =============   =============

Weighted Average Shares and Equivalent
            Shares Outstanding
              Basic                          1,879,809       1,904,720       1,877,186       1,910,102
                                         =============   =============   =============   =============
              Diluted                        1,908,919       1,932,531       1,906,622       1,931,575
                                         =============   =============   =============   =============


       See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  APRIL 1, 2006 (UNAUDITED) AND OCTOBER 1, 2005
                                 (In Thousands)


                                     ASSETS

                                                          APRIL 1      OCTOBER 1
                                                             2006          2005
                                                             ----          -----

Current Assets:

Cash and cash equivalents                                 $ 2,378        $ 2,674
Marketable securities                                         301            353
Notes and mortgages receivables,
    current maturities, net                                    21             16
Due from franchisees                                           37            119
Other receivables                                             718            189
Inventories                                                 2,173          1,990
Prepaid expenses                                            1,089            721
Deferred tax asset                                             29             29
                                                          -------        -------
         Total Current Assets                               6,746          6,091
                                                          -------        -------

Property and Equipment, Net                                13,418         13,127
                                                          -------        -------

Investment in Limited Partnerships                            135            122
                                                          -------        -------
Other Assets:

Liquor licenses, net                                          347            347
Notes and mortgages receivable, net                           104            116
Deferred tax asset                                            473            435
Other                                                       1,702            861
                                                          -------        -------
         Total Other Assets                                 2,626          1,759
                                                          -------        -------
         Total Assets                                     $22,925        $21,099
                                                          =======        =======

                  FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  APRIL 1, 2006 (UNAUDITED) AND OCTOBER 1, 2005

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                                          APRIL 1     OCTOBER 1,
                                                            2006         2005
                                                            ----         ----

Current Liabilities:

   Accounts payable and accrued expenses                  $  4,351     $  3,211
   Due to franchisees                                          575          493
   Current portion of long term debt                           154          174
   Deferred revenues                                            58           62
   Deferred rent                                                14           14
                                                          --------     --------
        Total Current Liabilities                            5,152        3,954
                                                          --------     --------

Long Term Debt, Net of Current Maturities                    1,326        1,383
                                                          --------     --------
Line of Credit                                                 762           --
                                                          --------     --------
Deferred Rent, Net of Current Portion                          230          241
                                                          --------     --------
Minority Interest in Equity of
 Consolidated Limited Partnerships                           4,874        5,248
                                                          --------     --------

Stockholders' Equity:

  Common stock, $.10 par value; 5,000,000 shares
    authorized; 4,197,642 shares issued                        420          420
  Capital in excess of par value                             6,204        6,148
  Retained earnings                                          9,758        9,472
  Accumulated other comprehensive income                        (2)          50
  Treasury stock, at cost, 2,303,327 shares
      at April 1, 2006 and 2,323,047
      shares at October 1, 2005                             (5,799)      (5,817)
                                                          --------     --------
      Total Stockholders' Equity                            10,581       10,273
                                                          --------     --------
     Total Liabilities and Stockholders' Equity           $ 22,925     $ 21,099
                                                          ========     ========

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE TWENTY SIX WEEKS ENDED APRIL 1, 2006 AND APRIL 2, 2005
                                 (In Thousands)

                                                             APRIL 1    APRIL 2
                                                               2006       2005
                                                               ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                   $   944    $   567
Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                              864        702
      Loss on abandonment of property and equipment                6         --
      Casualty Loss                                               58         --
      Deferred Income Tax                                        (38)        --
      Deferred Rent                                              (11)        --
      Minority interest in earnings of
         consolidated limited partnerships                       199        210
      (Income) Loss from unconsolidated limited partnership      (13)        11
      Recognition of deferred revenue                             (4)       (11)

      Changes in operating assets and liabilities:
       (Increase) decrease in:
              Due from franchises                                 82       (163)
              Other receivables                                 (529)        18
              Inventories                                       (183)      (422)
              Prepaid expenses                                  (368)      (431)
              Other assets                                      (874)      (232)
      Increase (decrease) in:
            Accounts payable and accrued expenses              1,140      1,424
            Due to franchises                                     82       (281)
                                                             -------    -------
          Net cash provided by operating activities            1,355      1,392
                                                             -------    -------
Cash Flows from Investing Activities:

         Collection on notes and mortgages receivable              7         12
         Purchase of property and equipment                   (1,116)      (881)
         Distributions from unconsolidated ltd partnerships       --         13
                                                             -------    -------
               Net cash used in investing activities          (1,109)      (856)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE TWENTY SIX WEEKS ENDED APRIL 1, 2006 AND APRIL 2, 2005
                                 (In Thousands)

                                                         APRIL 1      APRIL 2
                                                           2006        2005
                                                           ----        ----

Cash flows from Financing Activities:
     Payment of long term debt                               (147)       (228)
     Proceeds from long term debt                              --         313
     Proceeds from line of credit                             762          --
     Dividends paid                                          (658)       (609)
     Purchase of treasury stock                               (43)       (223)
     Purchase of minority limited partnership interest         (8)         --
     Distributions to limited partnership
         minority partners                                   (565)       (536)
     Proceeds from limited partnership interests               --       1,365
     Proceeds from exercise of stock options                  117           1
                                                         --------    --------
Net cash provided by (used in) financing activities          (542)         83
                                                         --------    --------

Net Increase (Decrease) in Cash                              (296)        619
and Cash Equivalents,
    Beginning of Period                                     2,674       2,936
                                                         --------    --------
    End of Period                                        $  2,378    $  3,555
                                                         ========    ========

Supplemental Disclosure for Cash Flow Information:
     Cash paid during period for:
         Interest                                        $     71    $     56
                                                         ========    ========
         Income taxes                                    $    424    $     81
                                                         ========    ========

Supplemental Disclosure of Non-Cash Investing
 and Financing Activities:
     Purchase of vehicle in exchange for debt            $ 70,000    $     --
                                                         ========    ========

           See accompanying notes to unaudited condensed consolidated financial statements

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  APRIL 1, 2006

(1) BASIS OF PRESENTATION:

The accompanying financial information for the periods ended April 1, 2006, and April 2, 2005 are unaudited. Financial information as of October 1, 2005 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10- K for the year ended October 1, 2005. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(4) RECENT ACCOUNTING PRONOUNCEMENTS:

In November 2005, the FASB issued final FASB Staff Position ("FSP") FAS No. 123R-3, "Transition Election Related to Accounting for the Tax Effects of
Share-Based Payment Awards." The FSP provides an alternative method of calculating excess tax benefits from the method defined in SFAS No. 123R for share-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting SFAS No. 123R using either the modified retrospective or modified prospective method. Up to one year from the initial adoption of SFAS No. 123R or effective date of the FSP is provided to make this one-time election. However, until an entity makes its election, it must follow the guidance in SFAS No. 123R. The FSP is effective upon initial adoption of SFAS No. 123R and became effective for the Company in the second quarter of 2006. We are currently evaluating the allowable methods for calculating excess tax benefits and have not yet determined whether we will make a one-time election to adopt the transition method described in this FSP, nor the expected impact on our financial position or results of operation.

(5) INVESTMENT IN LIMITED PARTNERSHIPS:

Pinecrest, Florida

During the fourth quarter of fiscal year 2005, building permits were issued to the limited partnership to make the structural repairs. Subsequent thereto, building permits were also issued to the limited partnership for its interior build-out, which is proceeding while the structural repairs are being completed. It is anticipated that the renovated restaurant will be open for business by the beginning of the fourth quarter of fiscal year 2006.

During the second quarter of fiscal year 2006, the limited partnership began its private offering to raise the sum of $3,300,000 to renovate the business premises and provide working capital. During the second quarter of fiscal year 2006, the Company advanced the sum of $445,000 to the limited partnership, the use of which included, but was not limited to architectural and engineering fees, structural repairs and the cost of the build out paid to date. Through April 1, 2006, the Company had advanced the sum of $1,828,000 to the limited partnership. The Company continues to act as a general partner and will also be the owner of up to a fifty (50%) percent limited partnership interest. The Company has increased its potential ownership interest in this limited partnership due to the amount of the private offering, which is significantly greater than any private offering to date, and to insure the sale of all limited partnership units. As of May 15, 2006, the limited partnership had sold over $1,700,000 in limited partnership units, or over fifty (50%) percent of the same exclusive of the Company, which ensures that the private offering will be successful.

Davie, Florida

During the first quarter of fiscal year 2006, the Company, as agent for a limited partnership to be formed, entered into a contract to purchase an existing restaurant in Davie, Florida to renovate and operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark. The purchase price is approximately $650,000 and initial estimates for renovations and pre-opening expenses is an additional $1,500,000. A refundable deposit of $25,000 has been paid pursuant to the terms of the contract, which deposit is recorded in other assets on the balance sheet. The funds necessary for this limited partnership will be raised through a private offering. The Company will act as general partner and own up to forty percent of the limited partnership. During the second quarter of fiscal year 2006, the Company re-negotiated several provisions of the lease for the business premises, including but not limited to additional renewal options to extend the term of the same at fixed rentals, and prepared preliminary building plans, including the addition of an outdoor seating area, and submitted the same to the landlord for approval. Upon receipt of landlord approval, which is expected at the beginning of the third quarter of fiscal year 2006, the limited partnership plans to submit its application for site plan approval to the Town of Davie, Florida. The restaurant is expected to open for business during the second quarter of fiscal year 2007.

Pembroke Pines, Florida

Subsequent to the end of the second quarter of fiscal year 2006, the Company, as agent for a limited partnership to be formed, entered into a contract to purchase an existing restaurant in Pembroke Pines, Florida to renovate and operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark. The purchase price is approximately $500,000 and initial estimates for renovations and pre-opening expenses is an additional $1,500,000. The funds necessary for this limited partnership will be raised through a private offering. The Company will act as general partner and own up to forty percent of the limited partnership. The contract is subject to customary contingencies, including but not limited to landlord approval of lease modifications and planned renovations and the Company applying for and receiving the necessary zoning approvals, variances and/or special use permits for its contemplated use. The restaurant is expected to open for business during the second quarter of fiscal year 2007.

(6) INVESTMENT IN MANAGEMENT AGREEMENT:

Deerfield Beach, Florida

During the first quarter of fiscal year 2006, the Company entered into a management agreement to operate an existing restaurant in Deerfield Beach, Florida under its current format, "The Whale's Rib", and to be entitled to one-half (1/2) of the net profit from the operation of the same. During the first quarter of fiscal year 2006, the Company paid a $50,000 deposit towards the management rights and at the start of the second quarter of fiscal year 2006, paid the balance of $450,000 and assumed the management of the restaurant. The term of the management agreement is (10) years, with four (4) five (5) year renewal options. The renewal options are exercisable at the sole discretion of the Company upon the same terms and conditions, including rent. The management agreement is being amortized straight line over the life of the initial term of the agreement, ten (10) years. As of April 1, 2006, the $500,000, net of accumulated amortization of approximately $4,200, is included in the accompanying balance sheet in other assets. During the second quarter of fiscal year 2006, the Company advanced approximately $100,000 for capital expenditures and working capital, which funds were reimbursed in full from net profit from the operation of the restaurant by April 1, 2006 as defined in the management agreement. As of April 1, 2006, the Company accrued management fees of approximately $28,000 which represents the amount earned by the Company for the thirteen weeks ended April 1, 2006, which is included in other operating income in the accompanying statement of income.

(7) INVESTMENTS:

Investments in equity securities that have readily determinable values are classified and accounted for as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income. Realized gains and losses are calculated based on the specific identification method and recorded in "other income" on the income statement. At April 1, 2006, the cost of $303,000 exceeded the fair market value of $301,000 and resulted in an unrealized loss of $2,000.

(8) LINE OF CREDIT:

During the second quarter of fiscal year 2006, the Company closed on a $2,000,000 line of credit. The line of credit has a variable interest rate, which is at prime and is payable in monthly installments of interest only on the outstanding principal balance, with a two (2) year maturity. As of April 1, 2006, the line of credit had a principal balance of $762,000.

(9) INCOME TAXES:

Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards and tax credits to the extent that realization of said tax benefits is more likely than not. The deferred tax asset was $502,000 as of April 1, 2006 and $464,000 as of October 1, 2005.

(10) STOCK OPTION PLANS

The Company has several stock option plans under which qualified stock options may be granted to officers and other employees of the Company. The option price for qualified stock options must be issued at 110% of the fair market value of the Company's Common Stock on the date the options are granted. In general, options granted under the Company's stock option plans expire after a five (5) year period and generally vest no later than one (1) year from the date of grant. As of April 1, 2006, there were approximately 45,000 shares available for grant under the Company's stock option plans.

No stock options were granted during the six months ended April 1, 2006, nor were stock options granted during the six months ended April 2, 2005.

Stock option exercises during the twenty six weeks ended April 1, 2006 resulted in cash inflows to the Company of $117,000. The corresponding intrinsic value as of exercise date of the 24,070 stock options exercised during the twenty six weeks ended April 1, 2006 was $124,210.

Stock option activity during the six months ended April 1, 2006 was as follows:

                                                                Weighted
                                                    Total       Average
                                                   Options   Exercise Price

Outstanding at October 1, 2005                      100,810     $   5.75

Granted                                                   0           --
Exercised                                           (24,070)    $   4.83
Canceled                                                  0           --
                                                   --------
Outstanding at April 1, 2006                         76,740     $   6.04
                                                   ========     ========
Options exercisable at April 1, 2006                 76,740     $   6.04
                                                   ========     ========

The weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at April 1, 2006 was 2.8 years. The aggregate intrinsic value of options outstanding and stock options exercisable at April 1, 2006 was approximately $301,640.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." The statement eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in financial statements related to the issuance of equity awards to employees. The statement also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. The Company adopted SFAS No. 123R effective January 1, 2006, using a modified version of prospective application in accordance with the statement. This application requires the Company to record compensation expense for all awards granted to employees and directors after the adoption date and for the unvested portion of awards that are outstanding at the date of adoption. The Company had no unvested stock options as of October 1, 2005 and granted no stock options in the twenty six weeks ended April 1, 2006, so there is no impact of SFAS No. 123R on the Company's condensed consolidated financial statements for the twenty six weeks ending April 1, 2006. In accordance with the modified prospective transaction method, the Company's consolidated financial statements for prior periods have not been restated to reflect and do not include the impact of SFAS No. 123R.

(11) COMMITMENTS AND CONTINGENCIES:

Guarantees

The Company guarantees various leases for franchisees, limited partnerships and locations sold in prior years. Remaining rental commitments required under these leases are approximately $2,648,000. In the event of a default under any of these agreements, the Company will have the right to repossess the premises and operate the business to recover amounts paid under the guarantee either by liquidating assets or operating the business.

Litigation

The corporate offices consist of a two (2) story building, with space initially set aside on the ground floor for a package liquor store. The Company filed suit against the adjacent shopping center to determine the Company's right to non-exclusive parking in the shopping center. During fiscal year 2005, summary judgment was granted in favor of the adjacent shopping center denying the Company non-exclusive parking rights in the shopping center. The Company has continued pursuing its claim against the seller of the building, its individual partners and its attorney for damages for failing to disclose documents pertaining to the release of the non-exclusive parking rights. During the first quarter of fiscal year 2006, summary judgment was granted in favor of the sellers' attorney, but denied as to the seller and its individual partners. Subsequent to the end of the second quarter of fiscal year 2006, the summary judgment granted in favor of the sellers' attorney was reversed by the court. The case was scheduled for trial during the third quarter of fiscal year 2006, but was removed from the court's trial docket during the second quarter of fiscal year 2006 in order to permit the Company to appeal the granting of the summary judgment in favor of the adjacent shopping center. The appeal is necessary to proceed against the seller and its individual partners even though the Company no longer plans to use the ground floor for a package liquor store.

During the fourth quarter of fiscal year 2004, the Company exercised the option to purchase contained in the Sublease Agreement for the combination restaurant and package liquor store located at 4 North Federal Highway, Hallandale, Florida, (Store #31). The purchase includes real property and the assignment of a ground lease for a small portion of the property. The option to purchase contains a formula whereby each party retains an appraiser to determine the "fair market value" for the purchase of the property and if the two appraisers cannot agree upon the same, then a third appraiser is selected, whose determination of the "fair market price" is binding. During the fourth quarter of fiscal year 2005, the parties agreed upon a third appraiser to determine the purchase price. During the second quarter of fiscal year 2006, the third appraiser completed his appraisal, which determined that the "fair market value" of the property exceeded the "fair market value" of the initial two (2) appraisals combined. The Company objected to the third appraisal on the grounds that it was not prepared in accordance with the terms of the option to purchase, including but not limited to failing to value the property as of the date of the exercise of the option to purchase by the Company, (August 18, 2004), and/or to value the property with its existing structures. Subsequent to the end of the second quarter of fiscal year 2006, the landlord filed suit against the Company, including in its complaint counts for ejectment, specific performance and declaratory relief. The Company filed its response to the landlord's complaint, including its counterclaim for declaratory relief. Subsequent to the Company filing its response to the landlord's complaint, the parties agreed to go to mediation in an effort to resolve the dispute. Mediation is scheduled to take place during the third quarter of fiscal year 2006. While the Company believes that it should prevail on the merits of the case and that the third appraisal will be declared invalid by the court, an adverse ruling could have a material financial impact on the Company's purchase of the property.

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

Except as provided above, there is no material pending legal proceedings, other than ordinary routine litigation incident to the business, none of which the Company believes is material.

Hurricane Wilma; Windstorm Claims

As of April 1, 2006, the Company had submitted claims totaling $876,500 for damages caused when Hurricane Wilma impacted South Florida on October 24, 2005 and received an advance of $250,000, ($300,000 less the $50,000 deductible), from its insurance company on account of damages to the corporate office alone. At the start of the third quarter of fiscal year 2006, the Company received an additional advance of $450,000 from the insurance carrier on account of damages to its properties. The additional advance, ($450,000), has been recorded in other receivables and insurance recovery net of casualty loss in the accompanying consolidated financial statements. Subsequent to the end of the second quarter of fiscal year 2006, the Company also submitted a claim for business interruption for one of its limited partnerships and is preparing claims for business interruption for several Company owned locations. Notwithstanding the filing of these claims, the Company has not received a response from its insurance carrier other than the advances, which in the aggregate amount to $700,000 and as a result, the ultimate amount of the insurance recovery cannot be accurately estimated at this time.

(12) BUSINESS SEGMENTS

The Company operates principally in two segments - retail package stores and restaurants. The operation of package stores consists of retail liquor sales.

Information concerning the revenues and operating income for the thirteen and twenty six weeks ended April 1, 2006 and April 2, 2005, and identifiable assets for the two segments in which the Company operates, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash, notes and mortgages receivable, real property, improvements, furniture, equipment and vehicles. The Company does not have any operations outside of the United States and intersegment transactions are not material.

                                                             Thirteen Weeks  Thirteen Weeks
                                                                 Ending          Ending
                                                                April 1,        April 2,
                                                                  2006            2005
                                                                  ----            ----
Operating Revenues:
   Restaurants                                                  $ 10,635        $  9,059
   Retail package stores                                           3,439           3,073
   Other revenues                                                    403             317
                                                                --------        --------
      Total operating revenues                                  $ 14,477        $ 12,449
                                                                ========        ========

Operating Income Reconciled to Income Before Income Taxes and
Minority Interests in Earnings of Consolidated
Limited Partnerships


    Restaurants                                                 $  1,591        $    697
    Retail package stores                                            249             255
                                                                --------        --------
                                                                   1,840             952
    Corporate expenses, net of other
       Revenues                                                   (1,322)           (354)
                                                                --------        --------
    Operating income                                                 518             598
    Other income (expense)                                           377              35
                                                                --------        --------
Income Before Income Taxes and Minority Interests in
Earnings of Consolidated  Limited Partnerships                  $    895        $    633
                                                                ========        ========




Depreciation and Amortization:
   Restaurants                                                  $    303        $    231
   Retail package stores                                              57              32
                                                                --------        --------
                                                                     360             263
   Corporate                                                          74              61
                                                                --------        --------
Total Depreciation and Amortization                             $    434        $    324
                                                                ========        ========

Capital Expenditures:
   Restaurants                                                  $    479        $    512
   Retail package stores                                              53              80
                                                                --------        --------
                                                                     532             592
   Corporate                                                         128             (34)*
                                                                --------        --------
Total Capital Expenditures                                      $    660        $    558
                                                                ========        ========

*includes ($72,000) transfers of furniture and fixtures from Corporate warehouse to retail package stores.

                                                                 Twenty Six Weeks  Twenty Six Weeks
                                                                      Ending           Ending
                                                                     April 1,         April 2,
                                                                       2006             2005
                                                                       ----             ----
Operating Revenues:
   Restaurants                                                       $ 19,761         $ 17,236
   Retail package stores                                                7,192            6,409
   Other revenues                                                         772              629
                                                                     --------         --------
      Total operating revenues                                       $ 27,725         $ 24,274
                                                                     ========         ========

Operating  Income  Reconciled  to Income  Before  Income Taxes and
Minority Interests in Earnings of Consolidated
Limited Partnerships
    Restaurants                                                      $  2,684         $  1,355
    Retail package stores                                                 582              450
                                                                     --------         --------
                                                                        3,266            1,805
    Corporate expenses, net of other
       Revenues                                                        (2,087)            (868)
                                                                     --------         --------
    Operating income                                                    1,179              937
    Other income (expense)                                                411               29
                                                                     --------         --------
Income Before Income Taxes and Minority Interests in
Earnings of Consolidated Limited Partnerships                        $  1,590         $    966
                                                                     ========         ========


Depreciation and Amortization:
   Restaurants                                                       $    596         $    548
   Retail package stores                                                  112               63
                                                                     --------         --------
                                                                          708              611
   Corporate                                                              156               91
                                                                     --------         --------
Total Depreciation and Amortization                                  $    864         $    702
                                                                     ========         ========

Capital Expenditures:
   Restaurants                                                       $    652         $    763
   Retail package stores                                                   75               89
                                                                     --------         --------
                                                                          727              852
   Corporate                                                              459               29*
                                                                     --------         --------
Total Capital Expenditures                                           $  1,186         $    881
                                                                     ========         ========

*includes ($72,000) transfers of furniture and fixtures from Corporate warehouse to retail package stores.

                                                      April 1,      October 1,
Identifiable Assets:                                    2006           2005
                                                        ----           ----
   Restaurants                                         $10,328        $10,277
   Retail package store                                  3,670          3,527
                                                       -------        -------
                                                        13,998         13,804
   Corporate                                             8,927          7,295
                                                       -------        -------
Consolidated Totals                                    $22,925        $21,099
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

The Company owns and/or operates full service restaurants, package liquor stores and an entertainment oriented club (collectively the "units"). At April 1, 2006, the Company operated 20 units and had equity interests in seven units which have been franchised by the Company. The table below sets out the changes, if any, in the type and number of units being operated.

                                 April 1      Oct. 1      April  2   Note
                                  2006          2005        2005     Number
                                  ----          ----        ----     ------
Types of Units
--------------------------------------------------------------------------------
Company owned:
   Combination package
   and restaurant                   4            4            4
   Restaurant only                  2            2            2
   Package store only               5            5            5

Company Managed
Restaurants Only:
     Limited Partnerships           6            6            5 (1) (2) (3) (4)
     Franchise                      1            1            1
     Unrelated Third Party          1           --           -- (5)

Company Owned Club:                 1            1            1

Total Company
Owned/Operated Units               20           19           18

Franchised Units                    7            7            7 (6)

Notes:

(1) During the third quarter of fiscal year 2003, the Company, as general partner of the limited partnership, entered into a Sale of Business Agreement for the purchase of an existing business in Pinecrest, Florida, which transaction closed during the first quarter of fiscal year 2004. The Company, as general partner of the limited partnership, is proceeding with necessary structural repairs, while preserving its right to pursue a claim against the landlord for its contribution to the additional structural repairs and reimbursement of rent paid while the processing of its building plans is delayed. The structural repairs have been substantially completed, but while the limited partnership has been proceeding with its interior build-out, additional structural repairs have been required by the Town of Pinecrest, Florida. It is anticipated that the renovated restaurant will be open for business by the beginning of the fourth quarter of fiscal year 2006 and is not included in the table of units.

(2) During the fourth quarter of fiscal year 2004, a limited partnership was formed with the Company as general partner. The limited partnership entered into a lease agreement to own and operate a restaurant in Wellington, Florida under the "Flanigan's Seafood Bar and Grill" service mark. During the first quarter of fiscal year 2005, the limited partnership raised funds through a private offering to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The Company acts as general partner and owns a twenty six percent limited partnership interest. The restaurant opened for business on May 27, 2005.

(3) During the first quarter of fiscal year 2006, the Company, as agent for a limited partnership to be formed, entered into a contract to purchase an existing restaurant location in Davie, Florida, to renovate and operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark. The restaurant is expected to open for business during the second quarter of fiscal year 2007, provided the landlord's approval of building plans and all necessary zoning approvals, variances and/or special use permits are received. This restaurant is not included in the table of units.

(4) Subsequent to the end of the second quarter of fiscal year 2006, the Company, as agent for a limited partnership to be formed, entered into a contract to purchase an existing restaurant location in Pembroke Pines, Florida, to renovate and operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark. The restaurant is expected to open for business during the second quarter of fiscal year 2007, provided the landlord's approval of building plans and all necessary zoning approvals, variances and/or special use permits are received. This restaurant is not included in the table of units.

(5) During the second quarter of fiscal 2006, the Company assumed the management of an existing restaurant in Deerfield Beach, Florida under its current format, "The Whale's Rib", pursuant to a management agreement. This restaurant is included in the table of units.

 (6) The Company manages the restaurant for one (1) franchisee with respect to one (1) of the seven (7) franchised units. The franchised restaurant is included in the table of units as a restaurant operated by the Company and the franchise is also included as a unit franchised by the Company and in which the Company has an interest.

         Results of Operation
         --------------------

                                      Thirteen Weeks Ended
                                  April 1,             April 2,
                                    2006                 2005
                             Amount   Percent     Amount   Percent
                             -----------------   -----------------
                               (In Thousands)       (In Thousands)

Restaurant food sales        $ 8,641     61.40   $ 7,351     60.59
Restaurant bar sales           1,994     14.17     1,708     14.07
Package goods sales            3,439     24.43     3,073     25.34
                             -------   -------   -------   -------

Total sales                  $14,074    100.00   $12,132    100.00

Franchise related revenues       285                 200
Owners fee                        38                  37
Other operating income            80                  80
                             -------             -------

Total Revenue                $14,477             $12,449
                             =======             =======

                                    Twenty Six Weeks Ended
                                  April 1,             April 2,
                                    2006                 2005
                             Amount   Percent     Amount   Percent
                             -----------------   -----------------
                               (In Thousands)       (In Thousands)


Restaurant food sales        $16,035     59.49   $13,949     59.00
Restaurant bar sales           3,726     13.82     3,287     13.88
Package goods sales            7,192     26.67     6,409     27.12
                             -------   -------   -------   -------
Total sales                  $26,953    100.00   $23,645    100.00

Franchise related revenues       546                 450
Owners fee                        75                  75
Other operating income           151                 104
                             -------             -------
Total Revenue                $27,725             $24,274
                             =======             =======

Comparison of Thirteen Weeks Ended April 1, 2006 and April 2, 2005.
------------------------------------------------------------------

As the table above illustrates, total revenues in the thirteen weeks ended April 1, 2006 increased by 16.29% as compared to the total revenues for the thirteen weeks ended April 2, 2005 primarily due to the restaurant in Wellington, Florida being open for the fiscal quarter. Total revenues are expected to increase due to the restaurant in Wellington, Florida being open for the entire fiscal year; the management by the Company of the restaurant in Deerfield Beach, Florida as of January 9, 2006 and the anticipated opening of the restaurant in Pinecrest, Florida by the beginning of the fourth quarter of fiscal year 2006.

Restaurant food sales represented 61.40% of total sales in the thirteen weeks ended April 1, 2006 as compared to 60.59% of total sales in the thirteen weeks ended April 2, 2005. The weekly average of same store restaurant food sales, which now includes five (5) limited partnership restaurants, were $610,222 and $565,462 for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively, an increase of 7.92%. The increase in restaurant food sales is due to the restaurant in Wellington, Florida being open for the fiscal quarter, menu price increases and the continued increase in the weekly average of same store restaurant food sales. Restaurant food sales should continue to increase due to the restaurant in Wellington, Florida being open for the entire fiscal year; the anticipated opening of the restaurant in Pinecrest, Florida by the beginning of the fourth quarter of fiscal year 2006; and the continued increase in the weekly average of same store restaurant food sales.

Restaurant bar sales represented 14.17% of total sales in the thirteen weeks ended April 1, 2006 as compared to 14.07% of total sales in the thirteen weeks ended April 2, 2005. The weekly average of same store restaurant bar sales were $139,324 and $131,385 for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively, an increase of 6.04%. The increase in restaurant bar sales is due to the restaurant in Wellington, Florida being open for the fiscal quarter ended April 1, 2006 and the promotions introduced during the third quarter of fiscal year 2005 to increase restaurant bar sales, without jeopardizing the Company's perception as a family restaurant. Restaurant bar sales should continue to increase due to the restaurant in Wellington,

Florida being open for the entire fiscal year; the anticipated opening of the restaurant in Pinecrest, Florida by the beginning of the fourth quarter of fiscal year 2006; and the continued increase in the weekly average of same store restaurant bar sales.

Package goods sales represented 24.43% of total sales in the thirteen weeks ended April 1, 2006, as compared to 25.34% of total sales in the thirteen weeks ended April 2, 2005. The weekly average of same store package goods sales were $264,563 and $236,432 for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively, an increase of 11.90%. The increase was primarily due to increased volume. Package good sales are expected to continue increasing through the balance of fiscal year 2006 due to the continued increase in the weekly average of same store package sales.

The gross profit margin for restaurant food and bar sales was 65.93% and 65.00% for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. The 1.43% increase in gross profit for restaurant and bar sales for the second quarter of fiscal 2006 was primarily due to menu price increases.

The gross profit margin for package goods stores was 28.78% and 28.25% for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. The gross profit margin for package goods stores is expected to remain constant through the balance of fiscal year 2006.

Operating Costs and Expenses

Operating costs and expenses were $13,959,000 and $11,851,000 for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively, an increase of 17.79%. The increase is due to the operation of the restaurant in Wellington, Florida for the fiscal quarter, as well as a general increase in overall operating costs and expenses. Operating costs and expenses are expected to continue increasing through the balance of fiscal year 2006 with the anticipated opening of the restaurant in Pinecrest, Florida by the beginning of the fourth quarter of fiscal year 2006 and a general increase in overall operating costs and expenses.

Payroll and related costs were $4,274,000 and $3,336,000 the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively, an increase of 28.12%. The increase is attributed to the operation of the restaurant in Wellington, Florida for the fiscal quarter ended April 1, 2006, the impact of the Florida minimum wage which was effective during the third quarter of fiscal year 2005 and further impacted by its first annual cost of living increase effective January 1, 2006 and the accrual of officers' bonus in fiscal year 2006. During the balance of fiscal year 2006 payroll and related costs are expected to increase due to the anticipated opening of the restaurant in Pinecrest, Florida by the beginning of the fourth quarter of fiscal year 2006.

Occupancy costs which include rent, common area maintenance, repairs and taxes were $783,000 and $669,000 for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively, an increase of 17.04%. The increase is accounted for by increased accruals for real property taxes and the payment of rent for the restaurant in Wellington, Florida during the second quarter of fiscal year 2006.

Selling, general and administrative expenses were $2,830,000 and $2,470,000 for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively, an increase of 14.57%. The increase in selling, general and administrative expense is accounted for by the operation of the restaurant in Wellington, Florida for the fiscal quarter; expenses associated with the restaurant in Pinecrest, Florida; and an overall increase in expenses.

Other Income and Expense

Other income and expenses were income of $377,000 for the thirteen weeks ended April 1, 2006 as compared to income of $35,000 for the thirteen weeks ended April 2, 2005. Other income and expenses includes insurance recovery, net of casualty loss, ($405,000), which includes the deletion of the net book value of property and equipment as a result of Hurricane Wilma, ($15,000) and repair of damage ($30,000) caused by Hurricane Wilma, offset by an advance of $450,000 from the Company's insurance carrier against anticipated insurance recoveries.


Comparison of Twenty Six Weeks Ended April 1, 2006 and April 2, 2005.
--------------------------------------------------------------------

As the table above illustrates, total revenues in the twenty six weeks ended April 1, 2006 increased by 14.21% as compared to the total revenues for the twenty six weeks ended April 2, 2005 primarily due to the restaurant in Wellington, Florida being open for the twenty six weeks ended April 1, 2006 and menu price increases made during the third quarter of fiscal year 2005. The increase in total revenues also occurred notwithstanding an estimated loss of $550,000 in restaurant food and beverage revenue as a result of Hurricane Wilma which impacted South Florida on October 24, 2005. Total revenues are expected to increase due to the restaurant in Wellington, Florida being open for the entire fiscal year; the management by the Company of the restaurant in Deerfield Beach, Florida as of January 9, 2006 and the anticipated opening of the restaurant in Pinecrest, Florida by the beginning of the fourth quarter of fiscal year 2006.

Restaurant food sales represented 59.49% of total sales in the twenty six weeks ended April 1, 2006 as compared to 59.00% of total sales in the twenty six weeks ended April 2, 2005. The weekly average of same store restaurant food sales, which now includes five (5) limited partnership restaurants, were $562,982 and $536,500 for the twenty six weeks ended April 1, 2006 and April 2, 2005, respectively, an increase of 4.93%. The increase in restaurant food sales is due to the restaurant in Wellington, Florida being open for the quarter, menu price increases and the continued increase in the weekly average of same store restaurant food sales. This increase occurred notwithstanding an estimated loss of $450,000 in restaurant food sales as a result of Hurricane Wilma. Restaurant food sales should continue to increase due to the restaurant in Wellington, Florida being open for the entire fiscal year; the anticipated opening of the restaurant in Pinecrest, Florida by the beginning of the fourth quarter of fiscal year 2006; and the continued increase in the weekly average of same store restaurant food sales.

Restaurant bar sales represented 13.82% of total sales in the twenty six weeks ended April 1, 2006 as compared to 13.88% of total sales in the twenty six weeks ended April 2, 2005. The weekly average of same store restaurant bar sales were $129,518 and $126,423 for the twenty six weeks ended April 1, 2006 and April 2, 2005, respectively, an increase of 2.44%. The increase in restaurant bar sales is due to the restaurant in Wellington, Florida being open for the fiscal quarter and the promotions introduced during fiscal year 2005 to increase restaurant bar sales, without jeopardizing the Company's perception as a family restaurant. This increase also occurred notwithstanding an estimated loss of $100,000 in restaurant beverage sales as a result of Hurricane Wilma. Restaurant bar sales should continue to increase due to the restaurant in Wellington, Florida being open for the entire fiscal year; the anticipated opening of the restaurant in Pinecrest, Florida by the beginning of the fourth quarter of fiscal year 2006; and the continued increase in the weekly average of same store restaurant bar sales.

Package goods sales represented 26.67% of total sales in the twenty six weeks ended April 1, 2006, as compared to 27.12% of total sales in the twenty six weeks ended April 2, 2005. The weekly average of same store package goods sales, which now includes all nine (9) Company owned package stores, were $276,612 and $246,508 for the twenty six weeks ended April 1, 2006 and April 2, 2005, respectively, an increase of 12.20%. The increase was primarily due to increased volume. Hurricane Wilma had no adverse affect upon package goods sales because all Company-owned package good stores were open for business, without electric power, by October 26, 2005 or within two (2) days of Hurricane Wilma and notwithstanding curfews limiting hours of operation. Package good sales are expected to continue increasing through the balance of fiscal year 2006 due to the continued increase in the weekly average of same store package sales.

The gross profit margin for restaurant food and bar sales was 65.91% and 64.63% for the twenty six weeks ended April 1, 2006 and April 2, 2005, respectively. The 1.98% increase in gross profit for restaurant and bar sales for the second quarter of fiscal year 2006 was primarily due to menu price increases.

The gross profit margin for package goods stores was 28.14% and 28.16% for the twenty six weeks ended April 1, 2006 and April 2, 2005, respectively. The gross profit margin for package goods stores is expected to remain constant through the balance of fiscal year 2006.

Operating Costs and Expenses

Operating costs and expenses were $26,546,000 and $23,337,000 for the twenty six weeks ended April 1, 2006 and April 2, 2005, respectively, an increase of 13.75%. The increase is due to the operation of the restaurant in Wellington, Florida for the twenty six weeks ended April 1, 2006, as well as a general increase in overall operating costs and expenses. Operating costs and expenses are expected to continue increasing through the balance of fiscal year 2006 with the anticipated opening of the restaurant in Pinecrest, Florida by the beginning of the fourth quarter of fiscal year 2006 and a general increase in overall operating costs and expenses.

Payroll and related costs were $7,808,000 and $6,459,000 the twenty six weeks ended April 1, 2006 and April 2, 2005, respectively, an increase of 20.89%. The increase is attributed to the operation of the restaurant in Wellington, Florida for the twenty six weeks ended April 1, 2006, the impact of the Florida minimum wage which was effective during the third quarter of fiscal year 2005 and the further impact of its first annual cost of living increase effective January 1,

2006 and the accrual of officers' bonus in fiscal year 2006. During the balance of fiscal year 2006 payroll and related costs are expected to increase due to the anticipated opening of the restaurant in Pinecrest, Florida by the beginning of the fourth quarter of fiscal year 2006.

Occupancy costs which include rent, common area maintenance, repairs and taxes were $1,537,000 and $1,365,000 for the twenty six weeks ended April 1, 2006 and April 2, 2005, respectively, an increase of 12.60%. The increase is accounted for by increased accruals for real property taxes and the payment of rent for the restaurant in Wellington, Florida for the twenty six weeks of fiscal year 2006.

Selling, general and administrative expenses were $5,296,000 and $4,813,000 for the twenty six weeks ended April 1, 2006 and April 2, 2005, respectively, an increase of 10.04%. The increase in selling, general and administrative expense is accounted for by the operation of the restaurant in Wellington, Florida for the twenty six weeks ended April 1, 2006; expenses associated with the restaurant in Pinecrest, Florida; and an overall increase in expenses.

Other Income and Expense

Other income and expenses were income of $411,000 for the twenty six weeks ended April 1, 2006, as compared to $29,000 for the twenty six weeks ended April 2, 2005. Other income and expenses includes insurance recovery, net of casualty loss, ($450,000), which includes the deletion of the net book value of property and equipment as a result of Hurricane Wilma, ($58,000), repair of damage
($131,000) and food waste ($61,000) caused by Hurricane Wilma, offset by advances of $700,000, ($750,000 less a $50,000 deductible), from the Company's insurance carrier against anticipated insurance recoveries.

New Limited Partnership Restaurants

As the Company opens new limited partnership restaurants on a more regular basis the Company's income from operations will be adversely affected by the higher costs associated with the opening of the same. The higher costs include, but are not limited to pre-opening rent. For the second quarter of fiscal year 2006, as well as the second quarter of fiscal year 2005, the pre-opening rent paid and expensed for the new limited partnership restaurant in Pinecrest, Florida was approximately $51,000, which is the full rent provided in the lease. For the twenty six weeks of fiscal year 2006, as well as the twenty six weeks of fiscal year 2005, the pre-opening rent paid and expensed for the new limited partnership restaurant in Pinecrest, Florida was approximately $102,000, which is also the full rent provided in the lease.

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

Liquidity and Capital Resources

Cash Flows

The following table is a summary of the Company's cash flows for the twenty six weeks of fiscal years 2006 and 2005.

                                                         Twenty Six Weeks Ended
                                                         April 1,       April 2,
                                                           2006           2005
                                                         -------        -------
                                                             (In Thousands)
Net cash provided by
  operating activities                                   $ 1,355        $ 1,392

Net cash (used in)
  investing activities                                    (1,109)          (856)

Net cash provided by (used in)
  financing activities                                      (542)            83
                                                         -------        -------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                          (296)           619
Cash and Cash Equivalents, Beginning                       2,674          2,936
                                                         -------        -------
Cash and Cash Equivalents, Ending                        $ 2,378        $ 3,555
                                                         =======        =======

On January 13, 2006, the Company declared a cash dividend of 35 cents per share payable on February 15, 2006 to shareholders of record on January 31, 2006.

On December 9, 2004, the Company declared a cash dividend of 32 cents per share payable on January 28, 2005 to the shareholders of record on January 14, 2005.

Capital Expenditures

The Company had cash additions to property and equipment of $1,116,000 during the twenty six weeks ended April 1, 2006, including $101,000 as a direct result of Hurricane Wilma, as compared to $881,000 for the twenty six weeks ended April 2, 2005 and $2,095,000 for the fiscal year ended October 1, 2005. During the twenty six weeks ended April 1, 2006, the Company purchased one (1) vehicle, for a purchase price of $70,000, which vehicle was 100% financed. During the fiscal year ended October 1, 2005, the Company also purchased three (3) vehicles, for an aggregate purchase price of $302,000, which vehicles were 100% financed.

All of the Company's units require periodic refurbishing in order to remain competitive. The budget for fiscal year 2006 is $700,000, exclusive of any expenditures attributed to Hurricane Wilma. The Company expects the funds for these improvements to be provided from operations. In addition, it is anticipated that one (1) limited partnership, (Pinecrest, Florida), will require approximately $1,300,000 in additional funds for capital expenditures to complete its renovations and prepare for opening as a "Flanigan's Seafood Bar and Grill" restaurant, which funds will be raised through a private offering. The private offering will also raise funds to reimburse the Company for advances made in excess of its planned investment in this limited partnership.

Long Term Debt

As of April 1, 2006, the Company had long term debt of $2,242,000, as compared to $1,399,000 as of April 2, 2005, and $1,557,000 as of October 1, 2005.

During the second quarter of fiscal 2006, the Company closed on a $2,000,000 line of credit. The line of credit, which had a principal balance of $762,000 as of April 1, 2006, has provided cash flow while the Company waits for reimbursement from its insurance carrier of the cost incurred to repair damages and business interruption caused by Hurricane Wilma and further advances to be made by the Company to the limited partnership, (Pinecrest, Florida), for the completion of its renovations prior to the completion of its private offering. The line of credit does not prohibit dividends, provided the Company is not in default of the same. As of April 1, 2006, the Company is in compliance with the affirmative covenants contained in the loan documents.

Property Insurance Coverage; Deductibles

For the policy year commencing December 30, 2005, the Company's property insurance has a deductible of $25,000 - $50,000 per location, per occurrence. In the event a casualty, such as another hurricane, impacted every location whereby property damage and business interruption claims reached or exceeded every deductible, then the Company and its limited partnerships would face a maximum exposure of $825,000. The Company intends to build its cash balances during hurricane season, (June 1 - November 1 each year), to protect the Company against losses as a result of a hurricane or other casualty loss, as well as to maintain a line of credit as additional protection against the same.

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for the fiscal quarters ended April 1, 2006, April 2, 2005 and the fiscal year ended October 1, 2005.

                                         April 1,        Apr. 2,        Oct. 1,
         Item                              2006           2005           2005
                                          ------         ------         ------
                                                    (In Thousands )

Current Assets                            $6,746         $7,475         $6,091
Current Liabilities                        5,152          4,902          3,954
                                          ------         ------         ------
Working Capital                            1,594          2,573          2,137

Working capital for the fiscal quarter ending April 1, 2006 decreased by 38.05% from the working capital for the fiscal quarter ending April 2, 2005 and by 25.41% from the working capital for the fiscal year ending October 1, 2005. Working capital for the quarter ended April 1, 2006 was still negatively impacted by the cost of repairs to damages caused by Hurricane Wilma while the Company waits for reimbursement of a part of such losses from its insurance carrier; payment of the balance due for the management rights to "The Whale's Rib"; further advances to the limited partnership in Pinecrest, Florida; advances for the new location in Davie, Florida; and payment of the annual dividend. The decrease in working capital for the fiscal quarter ending April 1, 2006 when compared to the fiscal quarter ending April 2, 2005 was also due to the completion of the private offering by the limited partnership owning the restaurant in Wellington, Florida during the second quarter of fiscal year 2005, which private offering reimbursed the Company for advances made to the limited partnership in excess of its investment in the same.

Through the remainder of fiscal year 2006 and into fiscal year 2007, management projects that working capital will be adversely affected by investments and/or further advances to be made by the Company to the limited partnership in Pinecrest, Florida and for the new locations in Davie, Florida and Pembroke Pines, Florida, further repair of damages caused by Hurricane Wilma and the closing of its option to purchase the real property and ground lease of one location currently leased by the Company, if it closes prior to the end of fiscal year 2006. Management believes that over the balance of fiscal year 2006, working capital will increase by the amount of any insurance recoveries received; and any reimbursement of funds advanced by the Company for the renovations of the restaurant in Pinecrest, Florida in excess of its investment once the limited partnership completes its private offering.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not ordinarily hold market risk sensitive instruments for trading purposes but as of April 1, 2006 holds one equity security at a cost of $303,000 to receive dividend payments and for the Company to satisfy debt in the future. There is no assurance that market price will increase or decrease in the next year. Even if the price of the equity security decreased by 10% below its cost, results of operations would be reduced by $30,000, an amount management considers immaterial.

Interest Rate Risk

At April 1, 2006, the Company has two debt arrangements which have a variable interest rate. For one of these instruments, a mortgage note, the Company has entered into an interest rate swap agreement to hedge the interest rate risk. The mortgage note has an outstanding principal balance at April 1, 2006 of $800,000. The second instrument, the secured $2,000,000 line of credit received by the Company during the second quarter of fiscal year 2006, has a variable interest rate, which is at prime. During the second quarter of fiscal year 2006, the Company paid the unsecured promissory note which had an original principal balance of $100,000 in full, using funds from its secured line of credit. Increases in interest rates may have a material affect upon results of operations, depending upon the outstanding principal balance on the line of credit from time to time.

At April 1, 2006, the Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have a negative effect on the Company's earnings.

There is no assurance that interest rates will increase or decrease over the next fiscal year.

Item 4.  Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer, with the participation of management, evaluated the effectiveness of Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-15(e) or 15d-15(e)) as of April 1, 2006. It is the opinion of our Chief Executive Officer and Chief Financial Officer that such disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective in ensuring that material information is accumulated and communicated to management and made known to the Chief Executive Officer and Chief Financial Officer particularly during the period in which this report was prepared, as appropriate, to allow timely decisions regarding timely disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, is subject to limitations, including the exercise of our judgment in evaluating the same. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors.

      (b) Change in Internal Control over Financial Reporting

During the second quarter of fiscal year 2006, the Company continued to assess the effectiveness of our "internal controls over financial reporting" on an account by account basis as a part of our on-going accounting and financial reporting review process. The assessments were made by management, under the supervision of our Chief Financial Officer. We made no changes in our internal control over financial reporting during the fiscal quarter ending April 1, 2006 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Notwithstanding, the effectiveness of our system of internal control over financial reporting is subject to limitations, including the exercise of our judgment in evaluating the same. As a result, there can be no assurance that our internal control over financial reporting will prevent all errors.


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


                                         FLANIGAN'S ENTERPRISES, INC.

                                         /s/ James G. Flanigan
                                         ----------------------------------
                                         JAMES G. FLANIGAN,
                                         Chief Executive Officer and
                                           President

Date: May 16, 2006
      ------------

                                         /s/ Jeffrey D. Kastner
                                         ---------------------------
                                         JEFFREY D. KASTNER
Date: May 16, 2006                       Chief Financial Officer and Secretary
      ------------