Form 10-Q
period 2006-07-01
FLANIGANS ENTERPRISES INC
filed 2006-08-15
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 2006

                                       or

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

      Large accelerated filer |_| Accelerated filer |_| Non-accelerated |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuers classes of Common Stock as of the latest practicable date. On August 15, 2006, 1,889,365 shares of Common Stock, $0.10 par value, were outstanding.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                               INDEX TO FORM 10-Q
                               ------------------

                                  July 1, 2006
                                  ------------

                          PART I. FINANCIAL INFORMATION
                                  ---------------------

Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income -- For the Thirteen and Thirty Nine Weeks ended July 1, 2006 and July 2, 2005 (Unaudited)

Consolidated  Balance  Sheets -- As of July 1, 2006  (Unaudited)  and October 1,
2005.

Consolidated Statements of Cash Flows -For the Thirty Nine Weeks ended July 1, 2006 and July 2, 2005.

Notes to Consolidated Financial Statements (Unaudited)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 4. CONTROLS AND PROCEDURES

                    PART II. OTHER INFORMATION AND SIGNATURES
                             --------------------------------

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8K

Signatures

Exhibit - 31.1

Exhibit - 31.2

Exhibit - 32.1

Exhibit - 32.2

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)

                                                     Thirteen Weeks        Thirty Nine Weeks
                                                         Ended                   Ended

                                                   July 1      July 2      July 1      July 2
                                                    2006        2005        2006        2005
                                                    ----        ----        ----        ----
REVENUES:
   Restaurant food sales                          $  8,405    $  7,550    $ 24,440    $ 21,499
   Restaurant bar sales                              1,943       1,641       5,669       4,928
   Package good sales                                3,036       2,718      10,228       9,127
   Franchise related revenues                          291         242         837         754
   Owner's fee                                          96         123         171         198
   Other operating income                               80          68         231         110
                                                  --------    --------    --------    --------
                                                    13,851      12,342      41,576      36,616
                                                  --------    --------    --------    --------

COSTS AND EXPENSES:
   Cost of merchandise sold:
     Restaurant and lounges                          3,495       3,207      10,232       9,303
     Package goods                                   2,175       1,945       7,343       6,549
   Payroll and related costs                         4,096       3,394      11,904       9,853
   Occupancy costs                                     769         716       2,306       2,081
   Selling, general and administrative expenses      2,662       2,364       7,958       7,177
                                                  --------    --------    --------    --------
                                                    13,197      11,626      39,743      34,963
                                                  --------    --------    --------    --------

Income from operations                                 654         716       1,833       1,653
                                                  --------    --------    --------    --------

OTHER INCOME (EXPENSE):
Interest expense                                       (53)        (28)       (124)        (86)
Interest and other income (expense)                     18         (20)         56          67
Loss on abandonment of property and equipment           (4)         --         (10)         --
Insurance recovery, net of casualty loss                (8)         --         442          --
                                                  --------    --------    --------    --------
                                                       (47)        (48)        364         (19)
                                                  --------    --------    --------    --------

Income before Provision for Income Taxes               607         668       2,197       1,634
   and Minority Interest in Earnings of
   Consolidated Limited Partnerships

Provision for Income Taxes                            (258)       (167)       (705)       (356)

Minority Interest in Earnings of
Consolidated Limited Partnerships                     (146)         (2)       (345)       (212)
                                                  --------    --------    --------    --------

Net Income                                        $    203    $    499    $  1,147    $  1,066
                                                  ========    ========    ========    ========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)

                                   (Continued)

                                             Thirteen Weeks           Thirty Nine Weeks
                                                  Ended                     Ended

                                           July 1       July 2,      July 1       July 2,
                                            2006         2005         2006         2005
                                            ----         ----         ----         ----
Net Income Per Common Share:
      Basic                              $     0.11   $     0.26   $     0.61   $     0.56
                                         ==========   ==========   ==========   ==========
      Diluted                            $     0.11   $     0.26   $     0.60   $     0.55
                                         ==========   ==========   ==========   ==========

Weighted Average Shares and Equivalent
      Shares Outstanding
        Basic                             1,893,486    1,884,547    1,882,690    1,901,615
                                         ==========   ==========   ==========   ==========
        Diluted                           1,920,472    1,911,980    1,908,085    1,925,299
                                         ==========   ==========   ==========   ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  JULY 1, 2006 (UNAUDITED) AND OCTOBER 1, 2005
                                 (In Thousands)

                                     ASSETS

                                                          JULY 1       OCTOBER 1
                                                           2006          2005
                                                           ----          ----

Current Assets:

Cash and cash equivalents                                $  3,528      $  2,674
Marketable securities                                         297           353
Notes and mortgages receivables,
  current maturities, net                                      13            16
Due from franchisees                                          208           119
Other receivables                                             254           189
Inventories                                                 2,108         1,990
Prepaid expenses                                              913           721
Deferred tax asset                                             29            29
                                                         --------      --------
      Total Current Assets                                  7,350         6,091
                                                         --------      --------

Property and Equipment, Net                                14,229        13,127
                                                         --------      --------

Investment in Limited Partnership                             145           122
                                                         --------      --------
Other Assets:

Liquor licenses, net                                          347           347
Notes and mortgages receivable, net                           107           116
Deferred tax asset                                            461           435
Other                                                       1,728           861
                                                         --------      --------
      Total Other Assets                                    2,643         1,759
                                                         --------      --------
      Total Assets                                       $ 24,367      $ 21,099
                                                         ========      ========

                  FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  JULY 1, 2006 (UNAUDITED) AND OCTOBER 1, 2005

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                                          JULY 1,     OCTOBER 1,
                                                           2006          2005
                                                           ----          ----

Current Liabilities:

  Accounts payable and accrued expenses                  $  3,908      $  3,211
  Due to franchisees                                          448           493
  Current portion of long term debt                           157           174
  Deferred revenues                                            56            62
  Deferred rent                                                14            14
                                                         --------      --------
      Total Current Liabilities                             4,583         3,954
                                                         --------      --------

Long Term Debt, Net of Current Maturities                   1,286         1,383
Line of Credit                                                762            --
Deferred Rent, Net of Current Portion                         227           241
Minority Interest in Equity of
 Consolidated Limited Partnerships                          6,781         5,248

Commitments, Contingencies and Subsequent Events

Stockholders' Equity:
  Common stock, $.10 par value; 5,000,000 shares
    authorized; 4,197,642 shares issued                       420           420
  Capital in excess of par value                            6,204         6,148
  Retained earnings                                         9,961         9,472
  Accumulated other comprehensive income (loss)                (6)           50
  Treasury stock, at cost, 2,308,277 shares
      at July 1, 2006 and 2,323,047
      shares at October 1, 2005                            (5,851)       (5,817)
                                                         --------      --------
      Total Stockholders' Equity                           10,728        10,273
                                                         --------      --------
    Total Liabilities and Stockholders' Equity           $ 24,367      $ 21,099
                                                         ========      ========

See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE THIRTY NINE WEEKS ENDED JULY 1, 2006 AND JULY 2, 2005
                                 (In Thousands)

                                                             JULY 1     JULY 2
                                                              2006       2005
                                                            --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                  $  1,147   $  1,066
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                               1,321      1,030
   Loss on abandonment of property and equipment                  10         --
   Casualty loss                                                  64         --
   Deferred income tax                                           (26)        --
   Deferred rent                                                 (14)        --
   Minority interest in earnings of
      consolidated limited partnerships                          345        212
   (Income) Loss from unconsolidated limited partnership         (23)        --
   Recognition of deferred revenue                                (6)       (13)

   Changes in operating assets and liabilities:
      (Increase) decrease in
          Due from franchisees                                   (89)        --
          Other receivables                                      (65)      (238)
          Inventories                                           (118)      (523)
          Prepaid expenses                                      (192)        48
          Other assets                                          (938)        (3)
   Increase (decrease) in:
          Accounts payable and accrued expenses                  697        240
          Due to franchisees                                     (45)       111
                                                            --------   --------
          Net cash provided by operating activities            2,068      1,930
                                                            --------   --------

Cash Flows from Investing Activities:

      Collection on notes and mortgages receivable                12         19
      Purchase of property and equipment                      (2,356)    (1,367)
      Distributions from unconsolidated limitedpartnership        --         24
                                                            --------   --------
          Net cash used in investing activities               (2,344)    (1,324)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE THIRTY NINE WEEKS ENDED JULY 1, 2006 AND JULY 2, 2005
                                 (In Thousands)

                                                                            JULY 1        JULY 2
                                                                             2006          2005
                                                                          ----------    ----------
Cash flows from Financing Activities:
   Payment of long term debt                                                    (184)         (262)
   Proceeds from long term debt                                                   --            11
   Proceeds from line of credit                                                  762            --
   Dividends paid                                                               (658)         (609)
   Purchase of treasury stock                                                    (95)         (334)
   Purchase of minority limited partnership interest                              (8)           --
   Distributions to limited partnership
       minority partners                                                        (809)         (774)
   Proceeds from limited partnership interests                                 2,005*        1,365**
   Proceeds from exercise of stock options                                       117             1
                                                                          ----------    ----------
Net cash provided by (used in) financing activities                            1,130          (602)
                                                                          ----------    ----------

Net Increase in Cash and Cash Equivalents,                                       854             4
   Beginning of Period                                                         2,674         2,936
                                                                          ----------    ----------
   End of Period                                                          $    3,528    $    2,940
                                                                          ==========    ==========

Supplemental Disclosure for Cash Flow Information:
   Cash paid during period for:
      Interest                                                            $      124    $       84
                                                                          ==========    ==========
      Income taxes                                                        $      431    $      222
                                                                          ==========    ==========

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
   Purchase of vehicles in exchange for debt                              $       70    $      302
                                                                          ==========    ==========

* exclusive of the Company's investment in the limited partnership owning the restaurant in Pinecrest, FL of $1,295,000.

** exclusive of the Company's investment in the limited partnership owning the restaurant in Wellington, FL of $485,000.

See accompanying notes to unaudited condensed consolidated financial statements

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 1, 2006

(1) BASIS OF PRESENTATION:

The accompanying financial information for the periods ended July 1, 2006, and July 2, 2005 are unaudited. Financial information as of October 1, 2005 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 1, 2005. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

On February 3, 2006, the FASB issued FSP No. FAS 123(R)-4 "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event." This FSP amends SFAS No. 123(R), addressing cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee's control. These instruments are not required to be classified as a liability until it becomes probable that the event will occur. We adopted this FSP in the second quarter of 2006. The implementation did not have an effect on the results of operations or financial position.

On April 13, 2006, the FASB issued FSP No. FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)," which requires the use of a "by design" approach for determining whether an interest is variable when applying FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This approach includes evaluating whether an interest is variable based on a thorough understanding of the design of the potential variable interest entity ("VIE"), including the nature of the risks that the potential VIE was designed to create and pass along to interest holders in the entity. The guidance in this FSP is effective for reporting periods beginning after June 15, 2006. We will adopt the guidance presented in this FSP in the third quarter of 2006 on a prospective basis. We do not expect the adoption of this FSP to have a material impact on our results of operations or financial position.

In  July  2006,  the  Financial   Accounting   Standards   Board  (FASB)  issued
Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This
Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We currently are assessing the impact of Interpretation No. 48 on our results of operations and financial position.

SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets an amendment of FASB Statement 140" (Statement 156). Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities. Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs. Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements. The Company does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact.

(5) INVESTMENT IN JOINT VENTURES:

Pinecrest, Florida

During the third quarter of fiscal year 2006, the limited partnership substantially completed the structural repairs and its interior build-out of the business premises. Subsequent to the end of the third quarter of fiscal year 2006, the structural repairs and interior build-out were completed and the renovated restaurant opened for business on August 14, 2006.

During the third quarter of fiscal year 2006, the limited partnership completed its private offering and raised the sum of $3,300,000 to reimburse the Company for advances made in excess of its investment in the limited partnership, to complete the renovations to the business premises for operation of a "Flanigan's Seafood Bar and Grill" restaurant and provide working capital for the same. The Company continues to act as general partner and is also the owner of a thirty nine percent limited partnership interest, as are other related parties, including but not limited to officers and directors of the Company and their families. With the completion of the private offering, the Company was reimbursed the sum of $1,506,000, representing funds advanced to the limited partnership in excess of its investment in the limited partnership.

Davie, Florida

During the third quarter of fiscal year 2006, the Company, as agent for a limited partnership to be formed, received landlord approval of its preliminary building plans, including the addition of an outdoor seating area and submitted the same for site plan approval to the Town of Davie, Florida. The application for site plan approval is on the agenda of the Planning and Zoning Board of the Town of Davie, Florida for August, 2006. The restaurant is expected to open for business during the second quarter of fiscal year 2007.

Pembroke Pines, Florida

During the third quarter of fiscal year 2006, the Company, as agent for a limited partnership to be formed, received landlord approval of its preliminary building plans, including the addition of an outdoor seating area and submitted the same for site plan approval to the City of Pembroke Pines, Florida. The application for site plan approval is on the agenda of the Planning and Zoning Board of the City of Pembroke Pines, Florida for August, 2006. During the third quarter of fiscal year 2006, the Company also re-negotiated several provisions of the lease for the business premises. The restaurant is expected to open for business during the second quarter of fiscal year 2007.

(6) INVESTMENTS:

Investments in equity securities that have readily determinable values are classified and accounted for as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income. Realized gains and losses are calculated based on the specific identification method and recorded in "other income" on the income statement. At July 1, 2006, the cost of $303,000 exceeded the fair value of $297,000 and resulted in an unrealized loss of $6,000.

(7) LINE OF CREDIT:

During the third quarter of fiscal year 2006, the Company paid monthly installments of interest only on its line of credit, with no draws or payments of principal. As of July 1, 2006, the line of credit had a principal balance of $762,000.

(8) INCOME TAXES:

Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards and tax credits to the extent that realization of said tax benefits is more likely than not. The deferred tax asset was $490,000 as of July 1, 2006 and $464,000 as of October 1, 2005.

(9) STOCK OPTION PLANS

The Company has several stock option plans under which qualified stock options may be granted to officers and other employees of the Company. The option price for qualified stock options must be issued at 110% of the fair market value of the Company's Common Stock on the date the options are granted. In general, options granted under the Company's stock option plans expire after a five (5) year period and generally vest no later than one (1) year from the date of grant. As of July 1, 2006, there were approximately 45,000 shares available for grant under the Company's stock option plans.

No stock options were granted during the thirty nine weeks ended July 1, 2006, nor were stock options granted during the thirty nine weeks ended July 2, 2005.

Stock option exercises during the thirty nine weeks ended July 1, 2006 and July 2, 2005 resulted in cash inflows to the Company of $117,000 and $1,000, respectively. The corresponding intrinsic value as of the exercise date of the 24,120 and 250 stock options exercised during the thirty nine weeks ended July 1, 2006 and July 2, 2005 were $124,475 and $760, respectively.

Stock option activity during the thirty nine weeks ended July 1, 2006 was as follows:

                                                              Weighted
                                                Total         Average
                                               Options     Exercise Price
                                               -------     --------------

Outstanding at October 1, 2005                 100,810        $   5.75
                                              --------
Granted                                              0              --
Exercised                                      (24,120)       $   4.83
Expired                                          8,440        $   4.16
                                              --------        --------
Outstanding at July 1, 2006                     68,250        $   6.27
                                              ========        ========
Options exercisable at July 1, 2006             68,250        $   6.27
                                              ========        ========

The weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at July 1, 2006 was 2.45 years. The aggregate intrinsic value of options outstanding and stock options exercisable at July 1, 2006 was approximately $319,000.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." The statement eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in financial statements related to the issuance of equity awards to employees. The statement also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. The Company adopted SFAS No. 123R effective January 1, 2006, using a modified version of prospective application in accordance with the statement. This application requires the Company to record compensation expense for all awards granted to employees and directors after the adoption date and for the unvested portion of awards that are outstanding at the date of adoption. The Company had no unvested stock options as of October 1, 2005 and granted no stock options in the thirty nine weeks ended July 1, 2006, so there is no impact of SFAS No. 123R on the Company's condensed consolidated financial statements for the thirty nine weeks ending July 1, 2006. In accordance with the modified prospective transaction method, the Company's consolidated financial statements for prior periods have not been restated to reflect and do not include the impact of SFAS No. 123R.

(10) COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS:

Guarantees

The Company guarantees various leases for franchisees, limited partnerships and locations sold in prior years. Remaining rental commitments required under these leases are approximately $2,488,000. In the event of a default under any of these agreements, the Company will have the right to repossess the premises and operate the business to recover amounts paid under the guarantee either by liquidating assets or operating the business.

Litigation

The corporate offices consist of a two (2) story building, with space initially set aside on the ground floor for a package liquor store. The Company filed suit against the adjacent shopping center to determine the Company's right to non-exclusive parking in the shopping center. During fiscal year 2005, summary judgment was granted in favor of the adjacent shopping center denying the Company non-exclusive parking rights in the shopping center. The Company has continued pursuing its claim against the seller of the building, its individual partners and its attorney for damages for failing to disclose documents pertaining to the release of the non-exclusive parking rights. During the first quarter of fiscal year 2006, summary judgment was granted in favor of the sellers' attorney, but denied as to the seller and its individual partners. During the third quarter of fiscal year 2006, the summary judgment granted in favor of the sellers' attorney was reversed by the court. The Company is appealing the granting of the summary judgment in favor of the adjacent shopping center, which appeal is necessary to proceed against the seller and its individual partners even though the Company no longer plans to use the ground floor for a package liquor store.

During the third quarter of fiscal year 2006, the Company entered into a Mediation Settlement Agreement, agreeing to a purchase price of $3,862,500 for the real property and the assignment of a ground lease for a small portion of the property of the combination restaurant and package liquor store located at 4 North Federal Highway, Hallandale, Florida, (Store #31). Subsequent to the end of the third quarter of fiscal year 2006, the Company closed on the purchase.

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

Hurricane Wilma; Windstorm Claims

As of July 1, 2006, the Company had submitted claims totaling $923,600 for damages caused when Hurricane Wilma impacted South Florida on October 24, 2005 and received advances in the aggregate amount of $700,000, ($750,000 less the $50,000 deductible), from its insurance company on account of damages to its properties. During the third quarter of fiscal year 2006, the Company also submitted claims for business interruption totaling $168,700 for three of its Company owned locations and one of its limited partnership locations. Notwithstanding the filing of these claims, the Company has still not received a response from its insurance carrier other than the advances and as a result, the ultimate amount of the insurance recovery cannot be accurately estimated at this time.

Subsequent Events

Subsequent to the end of the third quarter of fiscal year 2006 the Company closed on the purchase of the limited liability company which owns the real property and ground lease for a small portion of the property of the Company's combination restaurant and package store located in Hallandale, Florida (Store #31) for a purchase price of $3,862,500 pursuant to a Mediation Settlement Agreement. The Company received a $3,280,000 mortgage from its lender to finance this transaction. As collateral for the mortgage, the limited liability company granted the lender a first mortgage on its real property and a leasehold mortgage on the ground lease while the Company granted a first mortgage on its parking lot adjacent to the above-described business location. The Company's grant of a first mortgage on its parking lot included the satisfaction of the purchase money mortgage on the same, which had an approximate principal balance of $264,000. The mortgage bears interest at the rate of seven and one-half (7.5%) percent per annum, is amortized over twenty (20) years with equal monthly payments of principal and interest, each in the amount of $26,400, with the entire principal balance and all accrued interest due in seven (7) years.

(11) BUSINESS SEGMENTS

The Company operates principally in two segments - retail package stores and restaurants. The operation of package stores consists of retail liquor sales.

Information concerning the revenues and operating income for the thirteen and thirty nine weeks ended July 1, 2006 and July 2, 2005, and identifiable assets for the two segments in which the Company operates, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash, notes and mortgages receivable, real property, improvements, furniture, equipment and vehicles. The Company does not have any operations outside of the United States and intersegment transactions are not material.

                                                    Thirteen Weeks   Thirteen Weeks
                                                        Ending           Ending
                                                        July 1,          July 2,
                                                         2006             2005
                                                         ----             ----
Operating Revenues:
   Restaurants                                          $ 10,348        $  9,191
   Retail package stores                                   3,036           2,718
   Other revenues                                            467             433
                                                        --------        --------
      Total operating revenues                          $ 13,851        $ 12,342
                                                        ========        ========

Operating Income Reconciled to Income Before
Income Taxes and Minority Interests in
Earnings of Consolidated Limited Partnerships
   Restaurants                                          $    868        $    754
   Retail package stores                                     160             144
                                                        --------        --------
                                                           1,028             898
   Corporate expenses, net of other
      Revenues                                              (374)           (182)
                                                        --------        --------
   Operating income                                          654             716
   Other income (expense)                                    (47)            (48)
                                                        --------        --------
Income Before Income Taxes and Minority Interests
in Earnings of Consolidated Limited Partnerships        $    607        $    668
                                                        ========        ========

Depreciation and Amortization:
   Restaurants                                          $    304        $    248
   Retail package stores                                      57              30
                                                        --------        --------
                                                             361             278
   Corporate                                                  96              50
                                                        --------        --------
Total Depreciation and Amortization                     $    457        $    328
                                                        ========        ========

Capital Expenditures:
   Restaurants                                          $    974        $    812
   Retail package stores                                      35              33
                                                        --------        --------
                                                           1,009             845
   Corporate                                                 231             (57)*
                                                        --------        --------
Total Capital Expenditures                              $  1,240        $    788
                                                        ========        ========

*includes ($68,000) transfers of furniture and fixtures from Corporate warehouse to retail package stores and/or restaurants.

                                                       Thirty Nine Weeks   Thirty Nine Weeks
                                                            Ending              Ending
                                                            July 1,             July 2,
                                                             2006                2005
                                                             ----                ----
Operating Revenues:
   Restaurants                                              $ 30,109           $ 26,427
   Retail package stores                                      10,228              9,127
   Other revenues                                              1,239              1,062
                                                            --------           --------
      Total operating revenues                              $ 41,576           $ 36,616
                                                            ========           ========

Operating Income Reconciled to Income Before
Income Taxes and Minority Interests in
Earnings of Consolidated Limited Partnerships
   Restaurants                                              $  2,699           $  2,108
   Retail package stores                                         701                594
                                                            --------           --------
                                                               3,400              2,702
   Corporate expenses, net of other
      Revenues                                                (1,567)            (1,049)
                                                            --------           --------
   Operating income                                            1,833              1,653
   Other income (expense)                                        364                (19)
                                                            --------           --------
Income Before Income Taxes and Minority Interests
in Earnings of Consolidated Limited Partnerships            $  2,197           $  1,634
                                                            ========           ========

Depreciation and Amortization:
   Restaurants                                              $    900           $    796
   Retail package stores                                         169                 93
                                                            --------           --------
                                                               1,069                889
   Corporate                                                     252                140
                                                            --------           --------
Total Depreciation and Amortization                         $  1,321           $  1,030
                                                            ========           ========

Capital Expenditures:
   Restaurants                                              $  1,626           $  1,604
   Retail package stores                                         110                 94
                                                            --------           --------
                                                               1,736              1,698
   Corporate                                                     690                (29)*
                                                            --------           --------
Total Capital Expenditures                                  $  2,426           $  1,669
                                                            ========           ========

* includes ($72,000) transfers of furniture and fixtures from Corporate warehouse to retail package stores and/or restaurants.

                                                          July 1,     October 1,
                                                           2006          2005
                                                           ----          ----
Identifiable Assets:
   Restaurants                                           $ 11,324      $ 10,277
   Retail package store                                     3,564         3,527
                                                         --------      --------
                                                           14,888        13,804
   Corporate                                                9,479         7,295
                                                         --------      --------
Consolidated Totals                                      $ 24,367      $ 21,099
                                                         ========      ========

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

The Company owns and/or operates full service restaurants, package liquor stores and an entertainment oriented club (collectively the "units"). At July 1, 2006, the Company operated 20 units and had equity interests in seven units which have been franchised by the Company. The table below sets out the changes, if any, in the type and number of units being operated.

                                July 1       Oct. 1        July 2      Note
                                 2006         2005          2005       Number
                                ------       ------        ------      ------
Types of Units
----------------------------------------------------------------------------------
Company owned:
  Combination package
  and restaurant                   4            4            4
  Restaurant only                  2            2            2
  Package store only               5            5            5

Company Managed
Restaurants Only:
  Limited Partnerships             6            6            6         (1)(2)(3)(4)
  Franchise                        1            1            1
  Unrelated Third Party            1           --           --         (5)

Company Owned Club:                1            1            1

Total Company
Owned/Operated Units              20           19           19

Franchised Units                   7            7            7         (6)

Notes:

(1) During the third quarter of fiscal year 2003, the Company, as general partner of the limited partnership, entered into a Sale of Business Agreement for the purchase of an existing business in Pinecrest, Florida, which transaction closed during the first quarter of fiscal year 2004. During the third quarter of fiscal year 2006, the Company, as general partner of the limited partnership, substantially completed the necessary structural repairs and its interior build-out, which were completed subsequent to the end of the third quarter of fiscal year 2006. The renovated restaurant opened for business on August 14, 2006 and is not included in the table of units.

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

(4) During the third quarter of fiscal year 2006, the Company, as agent for a limited partnership to be formed, entered into a contract to purchase an existing restaurant location in Pembroke Pines, Florida, to renovate and operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark. The restaurant is expected to open for business during the second quarter of fiscal year 2007, provided the landlord's approval of building plans and all necessary zoning approvals, variances and/or special use permits are received. This restaurant is not included in the table of units.

(5) During the second quarter of fiscal year 2006, the Company assumed the management of an existing restaurant in Deerfield Beach, Florida under its current format, "The Whale's Rib", pursuant to a management agreement. This restaurant is included in the table of units.

(6) The Company manages the restaurant for one (1) franchisee with respect to one (1) of the seven (7) franchised units. The franchised restaurant is included in the table of units as a restaurant operated by the Company and the franchise is also included as a unit franchised by the Company and in which the Company has an interest as a franchise.

      Results of Operations
      ---------------------

                                                      Thirteen Weeks Ended
                                                July 1,                    July 2,
                                                 2006                       2005
                                          Amount      Percent        Amount      Percent
                                          -------------------        -------------------
                                            (In Thousands)             (In Thousands)
Restaurant food sales                    $  8,405       62.80       $  7,550       63.40
Restaurant bar sales                        1,943       14.52          1,641       13.78
Package goods sales                         3,036       22.68          2,718       22.82
                                         --------    --------       --------    --------

Total sales                              $ 13,384      100.00       $ 11,909      100.00

Franchise related revenues                    291                        242
Owner's fee                                    96                        123
Other operating income                         80                         68
                                         --------                   --------

Total Revenue                            $ 13,851                   $ 12,342
                                         ========                   ========

                                                    Thirty Nine Weeks Ended
                                                July 1,                    July 2,
                                                 2006                       2005
                                          Amount      Percent        Amount      Percent
                                          -------------------        -------------------
                                            (In Thousands)             (In Thousands)
Restaurant food sales                    $ 24,440       60.59       $ 21,499       60.47
Restaurant bar sales                        5,669       14.05          4,928       13.86
Package goods sales                        10,228       25.36          9,127       25.67
                                         --------    --------       --------    --------

Total sales                              $ 40,337      100.00       $ 35,554      100.00

Franchise related revenues                    837                        754
Owner's fee                                   171                        198
Other operating income                        231                        110
                                         --------                   --------
Total Revenue                            $ 41,576                   $ 36,616
                                         ========                   ========

Comparison of Thirteen Weeks Ended July 1, 2006 and July 2, 2005.
-----------------------------------------------------------------

As the table above illustrates, total revenues in the thirteen weeks ended July 1, 2006 increased by 12.23% as compared to the total revenues for the thirteen weeks ended July 2, 2005 primarily due to the restaurant in Wellington, Florida being open for the entire fiscal quarter. Total revenues are expected to increase due to the restaurant in Wellington, Florida being open for the entire fiscal year and the opening of the restaurant in Pinecrest, Florida on August 14, 2006.

Restaurant food sales represented 62.80% of total sales in the thirteen weeks ended July 1, 2006 as compared to 63.40% of total sales in the thirteen weeks ended July 2, 2005. The weekly average of same store restaurant food sales, which now includes five (5) limited partnership restaurants, were $593,634 and $551,133 for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively, an increase of 7.71%. The increase in restaurant food sales is due to the restaurant in Wellington, Florida being open for the entire fiscal quarter and the continued increase in the weekly average of same store restaurant food sales. Restaurant food sales should continue to increase due to the restaurant in Wellington, Florida being open for the entire fiscal year; the opening of the restaurant in Pinecrest, Florida on August 14, 2006; and the continued increase in the weekly average of same store restaurant food sales.

Restaurant bar sales represented 14.52% of total sales in the thirteen weeks ended July 1, 2006 as compared to 13.78% of total sales in the thirteen weeks ended July 2, 2005. The weekly average of same store restaurant bar sales were $135,985 and $119,810 for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively, an increase of 13.50%. The increase in restaurant bar sales is due to the restaurant in Wellington, Florida being open for the entire fiscal quarter ended July 1, 2006 and the promotions introduced during the third quarter of fiscal year 2005 to increase restaurant bar sales, without jeopardizing the Company's perception as a family restaurant. Restaurant bar sales should continue to increase due to the restaurant in Wellington, Florida being open for the entire fiscal year; the opening of the restaurant in Pinecrest, Florida on August 14, 2006; and the continued increase in the weekly average of same store restaurant bar sales.

Package goods sales represented 22.68% of total sales in the thirteen weeks ended July 1, 2006, as compared to 22.82% of total sales in the thirteen weeks ended July 2, 2005. The weekly average of same store package goods sales were $233,545 and $209,091 for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively, an increase of 11.70%. The increase was primarily due to increased volume. Package good sales are expected to continue increasing through the balance of fiscal year 2006 due to the continued increase in the weekly average of same store package sales.

The gross profit margin for restaurant food and bar sales was 66.23% and 65.11% for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively. The 1.12% increase in gross profit for restaurant and bar sales for the third quarter of fiscal 2006 was primarily due to menu price increases.

The gross profit margin for package goods stores was 28.36% and 28.44% for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively. The gross profit margin for package goods stores is expected to remain constant through the balance of fiscal year 2006.

Operating Costs and Expenses

Operating costs and expenses were $13,197,000 and $11,626,000 for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively, an increase of 13.51%. The increase is due to the operation of the restaurant in Wellington, Florida for the entire fiscal quarter, as well as a general increase in overall operating costs and expenses. Operating costs and expenses are expected to continue increasing through the balance of fiscal year 2006 with the opening of the restaurant in Pinecrest, Florida on August 14, 2006 and a general increase in overall operating costs and expenses.

Payroll and related costs were $4,096,000 and $3,394,000 for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively, an increase of 20.68%. The increase is attributed to the operation of the restaurant in Wellington, Florida for the entire fiscal quarter ended July 1, 2006, pre-opening payroll and related costs for the restaurant in Pinecrest, Florida, the impact of the Florida minimum wage which was effective during the third quarter of fiscal year 2005 and further impacted by its first annual cost of living increase effective January 1, 2006 and the accrual of officers' bonus in fiscal year 2006. During the balance of fiscal year 2006, payroll and related costs are expected to increase due to the opening of the restaurant in Pinecrest, Florida on August 14, 2006.

Occupancy costs which include rent, common area maintenance, repairs and taxes were $769,000 and $716,000 for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively, an increase of 7.40%. The increase is accounted for by increased real property taxes and the payment of rent for the restaurant in Wellington, Florida for the entire fiscal quarter ended July 1, 2006.

Selling, general and administrative expenses were $2,662,000 and $2,364,000 for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively, an increase of 12.61%. The increase in selling, general and administrative expenses is accounted for by the operation of the restaurant in Wellington, Florida for the entire fiscal quarter; expenses associated with the restaurant in Pinecrest, Florida; and an overall increase in expenses.

Other Income and Expense

Other income and expenses were an expense of ($47,000) for the thirteen weeks ended July 1, 2006 as compared to an expense of ($48,000) for the thirteen weeks ended July 2, 2005. Other income and expenses includes insurance recovery, net of casualty loss, ($8,000), which includes the deletion of the net book value of property and equipment as a result of Hurricane Wilma, ($7,000), and repair of damage ($1,000) caused by Hurricane Wilma, with no offset by an advance from the Company's insurance carrier against anticipated insurance recoveries during the thirteen weeks ended July 1, 2006.

Comparison of Thirty Nine Weeks Ended July 1, 2006 and July 2, 2005.
--------------------------------------------------------------------

As the table above illustrates, total revenues in the thirty nine weeks ended July 1, 2006 increased by 13.55% as compared to the total revenues for the thirty nine weeks ended July 2, 2005 primarily due to the restaurant in Wellington, Florida being open for the thirty nine weeks ended July 1, 2006 and menu price increases made during the third quarter of fiscal year 2005. The increase in total revenues also occurred notwithstanding an estimated loss of $550,000 in restaurant food and beverage revenue as a result of Hurricane Wilma which impacted South Florida on October 24, 2005. Total revenues are expected to increase due to the restaurant in Wellington, Florida being open for the entire fiscal year and the opening of the restaurant in Pinecrest, Florida on August 14, 2006.

Restaurant food sales represented 60.59% of total sales in the thirty nine weeks ended July 1, 2006 as compared to 60.47% of total sales in the thirty nine weeks ended July 2, 2005. The weekly average of same store restaurant food sales, which now includes five (5) limited partnership restaurants, were $573,199 and $542,044 for the thirty nine weeks ended July 1, 2006 and July 2, 2005, respectively, an increase of 5.75%. The increase in restaurant food sales is due to the restaurant in Wellington, Florida being open for the entire thirty nine weeks, menu price increases and the continued increase in the weekly average of same store restaurant food sales. This increase occurred notwithstanding an estimated loss of $450,000 in restaurant food sales as a result of Hurricane Wilma. Restaurant food sales should continue to increase due to the restaurant in Wellington, Florida being open for the entire fiscal year; the opening of the restaurant in Pinecrest, Florida on August 14, 2006; and the continued increase in the weekly average of same store restaurant food sales.

Restaurant bar sales represented 14.05% of total sales in the thirty nine weeks ended July 1, 2006 as compared to 13.86% of total sales in the thirty nine weeks ended July 2, 2005. The weekly average of same store restaurant bar sales were $131,674 and $124,219 for the thirty nine weeks ended July 1, 2006 and July 2, 2005, respectively, an increase of 6.00%. The increase in restaurant bar sales is due to the restaurant in Wellington, Florida being open for the entire thirty nine weeks and the promotions introduced during fiscal year 2005 to increase restaurant bar sales, without jeopardizing the Company's perception as a family restaurant. This increase also occurred notwithstanding an estimated loss of $100,000 in restaurant bar sales as a result of Hurricane Wilma. Restaurant bar sales should continue to increase due to the restaurant in Wellington, Florida being open for the entire fiscal year; the opening of the restaurant in Pinecrest, Florida on August 14, 2006; and the continued increase in the weekly average of same store restaurant bar sales.

Package goods sales represented 25.36% of total sales in the thirty nine weeks ended July 1, 2006, as compared to 25.67% of total sales in the thirty nine weeks ended July 2, 2005. The weekly average of same store package goods sales, which now includes all nine (9) Company owned package stores, were $262,256 and $234,036 for the thirty nine weeks ended July 1, 2006 and July 2, 2005, respectively, an increase of 12.06%. The increase was primarily due to increased volume. Hurricane Wilma had no adverse affect upon package goods sales because all

Company-owned package good stores were open for business, without electric power, by October 26, 2005 or within two (2) days of Hurricane Wilma and notwithstanding curfews limiting hours of operation. Package good sales are expected to continue increasing through the balance of fiscal year 2006 due to the continued increase in the weekly average of same store package sales.

The gross profit margin for restaurant food and bar sales was 66.02% and 64.80% for the thirty nine weeks ended July 1, 2006 and July 2, 2005, respectively. The 1.22% increase in gross profit margin for restaurant and bar sales for the thirty nine weeks ended July 1, 2006 was primarily due to menu price increases.

The gross profit margin for package goods stores was 28.21% and 28.25% for the thirty nine weeks ended July 1, 2006 and July 2, 2005, respectively. The gross profit margin for package goods stores is expected to remain constant through the balance of fiscal year 2006.

Operating Costs and Expenses

Operating costs and expenses were $39,743,000 and $34,963,000 for the thirty nine weeks ended July 1, 2006 and July 2, 2005, respectively, an increase of 13.67%. The increase is due to the operation of the restaurant in Wellington, Florida for the entire thirty nine weeks ended July 1, 2006, as well as a general increase in overall operating costs and expenses. Operating costs and expenses are expected to continue increasing through the balance of fiscal year 2006 with the opening of the restaurant in Pinecrest, Florida on August 14, 2006 and a general increase in overall operating costs and expenses.

Payroll and related costs were $11,904,000 and $9,853,000 for the thirty nine weeks ended July 1, 2006 and July 2, 2005, respectively, an increase of 20.82%. The increase is attributed to the operation of the restaurant in Wellington, Florida for the entire thirty nine weeks ended July 1, 2006, pre-opening payroll and related costs for the restaurant in Pinecrest, Florida, the impact of the Florida minimum wage which was effective during the third quarter of fiscal year 2005 and the further impact of its first annual cost of living increase effective January 1, 2006 and the accrual of officers' bonus in fiscal year 2006. During the balance of fiscal year 2006 payroll and related costs are expected to increase due to the opening of the restaurant in Pinecrest, Florida on August 14, 2006.

Occupancy costs which include rent, common area maintenance, repairs and taxes were $2,306,000 and $2,081,000 for the thirty nine weeks ended July 1, 2006 and July 2, 2005, respectively, an increase of 10.81%. The increase is accounted for by increased real property taxes and the payment of rent for the restaurant in Wellington, Florida for the entire thirty nine weeks of fiscal year 2006.

Selling, general and administrative expenses were $7,958,000 and $7,177,000 for the thirty nine weeks ended July 1, 2006 and July 2, 2005, respectively, an increase of 10.88%. The increase in selling, general and administrative expense is accounted for by the operation of the restaurant in Wellington, Florida for the entire thirty nine weeks ended July 1, 2006; expenses associated with the restaurant in Pinecrest, Florida; and an overall increase in expenses.

Other Income and Expense

Other income and expenses was income of $364,000 for the thirty nine weeks ended July 1, 2006, as compared to an expense of ($19,000) for the thirty nine weeks ended July 2, 2005. Other income and expenses includes insurance recovery, net of casualty loss, $442,000, which includes the deletion of the net book value of property and equipment as a result of Hurricane Wilma, ($65,000), repair of damage ($132,000) and food waste ($61,000) caused by Hurricane Wilma, offset by advances of $700,000, ($750,000 less a $50,000 deductible), from the Company's insurance carrier against anticipated insurance recoveries.

New Limited Partnership Restaurants

As the Company opens new limited partnership restaurants on a more regular basis the Company's income from operations will be adversely affected by the higher costs associated with the opening of the same. The higher costs include, but are not limited to pre-opening rent. For the third quarter of fiscal year 2006, as well as the third quarter of fiscal year 2005, the pre-opening rent paid and expensed for the new limited partnership restaurant in Pinecrest, Florida was approximately $51,000, which is the full rent provided in the lease. Pre-opening payroll was approximately $26,000 for the third quarter of fiscal year 2006, as compared to approximately $5,000 for the third quarter of fiscal 2005. For the thirty nine weeks of fiscal year 2006, as well as the thirty nine weeks of fiscal year 2005, the pre-opening rent paid and expensed for the new limited partnership restaurant in Pinecrest, Florida was approximately $153,000, which is also the full rent provided in the lease. Pre-opening payroll was approximately $26,000 for the thirty nine weeks of fiscal year 2006, as compared to $23,000 for the thirty nine weeks of fiscal year 2005.

During the thirteen and thirty nine weeks ended July 2, 2005, the Company's income from operations was also adversely affected on a short-term basis by the pre-opening costs incurred for the limited partnership restaurant in Wellington, Florida which opened on May 27, 2005. For the thirteen and thirty nine weeks ended July 2, 2005, pre-opening rent paid and expensed was approximately $18,000. For the thirteen and thirty nine weeks ended July 2, 2005, pre-opening payroll was $61,000 and $90,000 respectively, excluding lodging and per diem allowances incurred for new restaurant openers due to the proximity of this restaurant.

During the balance of fiscal year 2006, income from operations will be adversely affected by the pre-opening costs incurred for the new limited partnership restaurant in Pinecrest, Florida prior to the opening of the restaurant for business on August 14, 2006, including but not limited to additional pre-opening rent, in the amount of $25,500, subsequent to the end of the third quarter of fiscal year 2006 through the date the restaurant opened for business.

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

Liquidity and Capital Resources

Cash Flows

The following table is a summary of the Company's cash flows for the thirty nine weeks of fiscal years 2006 and 2005.

                                                        Thirty Nine Weeks Ended
                                                         July 1         July 2
                                                          2006           2005
                                                        --------       --------
                                                            (In Thousands)

      Net cash provided by
         operating activities                           $  2,068       $  1,930
      Net cash used in
          investing activities                            (2,344)        (1,324)
      Net cash provided by (used in)
          financing activities                             1,130           (602)
                                                        --------       --------

       Net Increase  in Cash and Cash Equivalents            854              4

       Cash and Cash Equivalents,  Beginning               2,674          2,936
                                                        --------       --------

       Cash and Cash Equivalents, Ending                $  3,528       $  2,940
                                                        ========       ========

On January 13, 2006, the Company declared a cash dividend of 35 cents per share payable on February 15, 2006 to shareholders of record on January 31, 2006.

On December 9, 2004, the Company declared a cash dividend of 32 cents per share payable on January 28, 2005 to the shareholders of record on January 14, 2005.

Capital Expenditures

The Company had cash additions to property and equipment of $2,356,000 during the thirty nine weeks ended July 1, 2006, including $531,000 as a direct result of Hurricane Wilma, as compared to $1,367,000 for the thirty nine weeks ended July 2, 2005. The additions to fixed assets during the thirty nine weeks ended July 1, 2006 included most of the renovations to the business premises of the restaurant in Pinecrest, Florida, while the addition to fixed assets during the thirty nine weeks ended July 2, 2005 included the renovations to the business premises of the restaurant in Wellington, Florida.

All of the Company's units require periodic refurbishing in order to remain competitive. The budget for fiscal year 2006 is $700,000, exclusive of any expenditures attributed to Hurricane Wilma. The Company expects the funds for these improvements to be provided from operations. During the third quarter of fiscal year 2006, the limited partnership which owns the restaurant in Pinecrest, Florida completed its private offering, raising the sum of
$3,300,000. The funds from the private offering were used to reimburse the Company for advances made to the limited partnership in excess of its investment in the same, ($1,506,000), to complete the renovations to the business premises for operation of a "Flanigan's Seafood Bar and Grill" restaurant and provide working capital for the same.

Long Term Debt

As of July 1, 2006, the Company had long term debt of $2,205,000, as compared to $1,365,000 as of July 2, 2005, and $1,557,000 as of October 1, 2005.

The Company's long term debt includes its line of credit, which line of credit had a principal balance of $762,000 as of July 1, 2006. As of July 1, 2006, the Company is in compliance with the affirmative covenants contained in the loan documents.

Subsequent to the end of the third quarter of fiscal year 2006, the Company closed on a $3,280,000 mortgage which financed the Company's purchase of the limited liability company which owns the real property and ground lease for a small portion of the property of the Company's combination restaurant and package liquor store located at 4 North Federal Highway, Hallandale, Florida, (Store #31). As collateral for the mortgage, the limited liability company granted the lender a first mortgage on its real property and a leasehold mortgage on the ground lease, while the Company granted a first mortgage on its parking lot adjacent to the above-described business location. The Company's grant of a first mortgage on its parking lot, included the satisfaction of the purchase money mortgage on the same, which had an approximate principal balance of $264,000. The mortgage bears interest at the rate of seven and one-half (7 1/2%) percent per annum, is amortized over twenty (20) years with equal monthly payments of principal and interest, each in the amount of $26,400, with the entire principal balance and all accrued interest due in seven (7) years.

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

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors, during the thirteen weeks ended July 1, 2006, the Company purchased 5,000 shares of its common stock for an aggregate purchase price of $52,000. During the thirty nine weeks ended July 1, 2006, the Company purchased 9,350 shares of its common stock for an aggregate purchase price of $95,000.

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for the fiscal quarters ended July 1, 2006, July 2, 2005 and the fiscal year ended October 1, 2005.

                                               July 1,      July 2,      Oct. 1,
       Item                                     2006         2005         2005
                                               -------      -------      -------
                                                        (In Thousands)

Current Assets                                 $ 7,350      $ 6,609      $ 6,091
Current Liabilities                              4,583        4,138        3,954
                                               -------      -------      -------
Working Capital                                  2,767        2,471        2,137

Working capital for the fiscal quarter ending July 1, 2006 increased by 11.98% from the working capital for the fiscal quarter ending July 2, 2005 and by 29.48% from the working capital for the fiscal year ending October 1, 2005. Working capital for the quarter ended July 1, 2006 was still negatively impacted by advances for the new location in Davie, Florida, in the amount of $11,000 for architect fees, and for the new location in Pembroke Pines, Florida, in the amount of $31,000, including but not limited to the deposit under the Sale of Business Agreement, ($25,000 of which $15,000 became non-refundable during the quarter ended July 1, 2006) and architects fees ($6,000). The increase in working capital for the fiscal quarter ending July 1, 2006 when compared to the fiscal quarter ending July 2, 2005 was also due to the completion of the private offering by the limited partnership owning the restaurant in Pinecrest, Florida during the third quarter of fiscal year 2006, which private offering reimbursed the Company for advances made to the limited partnership in excess of its investment in the same, ($1,506,000).

Subsequent to the end of the third quarter of fiscal year 2006, working capital was adversely affected by the Company's payment of the cash to close, (approximately $925,000), on its purchase of the limited liability company which owns the real property and ground lease of the Company's location at 4 N. Federal Highway, Hallandale, Broward County, Florida.

Through the remainder of fiscal year 2006 and into fiscal year 2007, management projects that working capital will be adversely affected by investments and/or further advances to be made by the Company for the new locations in Davie, Florida and Pembroke Pines, Florida. Management believes that over the balance of fiscal year 2006, working capital will increase by the amount of any insurance recoveries received

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not ordinarily hold market risk sensitive instruments for trading purposes but as of July 1, 2006 holds one equity security at a cost of $303,000 to receive dividend payments and for the Company to satisfy debt in the future. There is no assurance that market price will increase or decrease in the next year. Even if the price of the equity security decreased by 10% below its cost, results of operations would be reduced by $30,000, an amount management considers immaterial.

Interest Rate Risk

At July 1, 2006, the Company has two debt arrangements which have variable interest rates. For one of these instruments, a mortgage note, the Company has entered into an interest rate swap agreement to hedge the interest rate risk. The mortgage note has an outstanding principal balance at July 1, 2006 of $794,000. The second instrument, the secured $2,000,000 line of credit has a variable interest rate, which is at prime. The line of credit has an outstanding principal balance at July 1, 2006 of $762,000. Increases in interest rates may have a material affect upon results of operations, depending upon the outstanding principal balance on the line of credit from time to time.

At July 1, 2006, the Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have a negative effect on the Company's earnings.

There is no assurance that interest rates will increase or decrease over the next fiscal year.

Item 4. Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the participation of management, evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-15(e) or 15d-15(e)) as of July 1, 2006. It is the opinion of our Chief Executive Officer and Chief Financial Officer that such disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective in ensuring that material information is accumulated and communicated to management and made known to the Chief Executive Officer and Chief Financial Officer particularly during the period in which this report was prepared, as appropriate, to allow timely decisions regarding timely disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, is subject to limitations, including the exercise of our judgment in evaluating the same. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors.

      (b) Change in Internal Control over Financial Reporting

During the third quarter of fiscal year 2006, the Company continued to assess the effectiveness of our "internal controls over financial reporting" on an account by account basis as a part of our on-going accounting and financial reporting review process. The assessments were made by management, under the supervision of our Chief Financial Officer. We made no changes in our internal control over financial reporting during the fiscal quarter ending July 1, 2006 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Notwithstanding, the effectiveness of our system of internal control over financial reporting is subject to limitations, including the exercise of our judgment in evaluating the same. As a result, there can be no assurance that our internal control over financial reporting will prevent all errors.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds:       None

Item 3 - Defaults Upon Senior Securities:                                   None

Item 4 - Submission of Matters to a Vote of Security Holders:               None

Item 5 - Other Information:                                                 None

Item 6 - Exhibits and Reports on Form 8-K:

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


                                         FLANIGAN'S ENTERPRISES, INC.

                                         /s/ James G. Flanigan
                                         ---------------------------
                                         JAMES G. FLANIGAN,
                                         Chief Executive Officer and
                                         President

Date:  August 15, 2006
       ---------------

                                         /s/ Jeffrey D. Kastner
                                         ----------------------
                                         JEFFREY D. KASTNER
                                         Chief Financial Officer and Secretary

Date:  August 15, 2006
       ---------------