Form 10-K
period 2006-09-30
FLANIGANS ENTERPRISES INC
filed 2006-12-29
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10K

(X) ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                   For the fiscal year ended September 30, 2006

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes [_] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes [_] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $9,279,000 as of April 1, 2006, the last business day of the registrant's most recently completed second fiscal quarter, at a price of $9.97 per share.

There were 1,884,365 shares of the Registrant's Common Stock $0.10 par value, outstanding as of December 29, 2006

                       DOCUMENTS INCORPORATED BY REFERENCE

Information contained in the Registrant's 2007 definitive proxy material has been incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K.

                        Exhibit Index Begins on Page 47



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


General
-------

     Flanigan's Enterprises, Inc., (the "Company") owns and/or operates restaurants with lounges, package liquor stores and an entertainment oriented club (collectively the "units"). At September 30, 2006, the Company operated 21 units, and had equity interests in seven additional units which have been franchised by the Company. The table below summarizes the type and number of units being operated during each of the last three fiscal years.

                         FISCAL  FISCAL  FISCAL
                         YEAR    YEAR    YEAR     NOTE
                         2006    2005    2004     NUMBER
TYPES OF UNITS
-------------------------------------------------------------------
Company Owned:
--------------
  Combination package
  and restaurant          4       4       4
Restaurant only           2       2       2
Package store only        5       5       5

Company Managed
---------------
 Restaurants Only:
 -----------------
  Limited partnerships    7       6       5     (1)(2)(3)(4)
  Franchise               1       1       1
  Unrelated Third Party   1      --      --     (5)

Company Owned Club:       1       1       1
------------------
-------------------------------------------------------------------
TOTAL - Company
  Owned/Operated Units:  21      19      18

FRANCHISED - units        7       7       7    (6)
                         --      --      --

Notes:

         (1) During the third quarter of fiscal year 2003, the Company, as general partner of the limited partnership, entered into a Sale of Business Agreement for the purchase of an existing business in Pinecrest, Florida, which transaction closed during the first quarter of fiscal year 2004. During the third quarter of fiscal year 2006, the limited partnership raised funds through a private offering to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. The Company acts as general partner and owns a thirty nine percent limited partnership interest. The restaurant opened for business on August 14, 2006.

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

         (3) During the first quarter of fiscal year 2006, the Company, as agent for a limited partnership to be formed, entered into a contract to purchase an existing restaurant location in Davie, Florida to renovate and operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark. Subsequent to the end of fiscal year 2006, a limited partnership was formed, with the Company as general partner, which limited partnership expects to close on the purchase of the existing restaurant location at the start of the second quarter of fiscal year 2007. The restaurant is expected to open for business during the fourth quarter of fiscal year 2007, provided the landlord's approval of building plans and all necessary zoning approvals, variances and/or special use permits are timely received. This restaurant is not included in the table of units.

         (4) During the third quarter of fiscal year 2006, the Company, as agent for a limited partnership to be formed, entered into a contract to purchase an existing restaurant location in Pembroke Pines, Florida to renovate and operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark. Subsequent to the end of fiscal year 2006, a limited partnership was formed, with the Company as general partner, which limited partnership closed on the purchase of the existing restaurant location. The restaurant is expected to open for business during the third quarter of fiscal year 2007. This restaurant is not included in the table of units.

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

         With the exception of the combination package store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31), which is operated on property owned by the Company and a wholly owned subsidiary of the Company, all of the Company's package liquor stores, restaurants and clubs are operated on leased properties.

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

         During fiscal year 1987, the Company began renovating its lounges to provide full restaurant food service, and subsequently renovated and added food service to most of its lounges. The restaurant concept, as the Company offers it, has been so well received by the public that food sales now represent approximately 81% of total restaurant sales.

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

         The Company conducts its operations directly and through a number of limited partnerships and wholly owned subsidiaries. The limited partnerships and operating subsidiaries are as follows:

                                                   STATE OF        PERCENTAGE
             ENTITY                              ORGANIZATION         OWNED
             ------                              ------------         -----

Flanigan's Management Services, Inc.               Florida             100
Flanigan's Enterprises, Inc. of Georgia            Georgia             100
Flanigan's Enterprises, Inc. of Pa.              Pennsylvania          100
CIC Investors #13, Limited Partnership             Florida              39
CIC Investors #60, Limited Partnership             Florida              42
CIC Investors #65, Limited Partnership             Florida              26
CIC Investors #70, Limited Partnership             Florida              40
CIC Investors #75, Limited Partnership             Florida              12
CIC Investors #80, Limited Partnership             Florida              25
CIC Investors #95, Limited Partnership             Florida              28
Josar Investments, LLC                             Florida             100


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

         Financial information broken into these two principal industry segments for the three fiscal years ended September 30, 2006, October 1, 2005 and October 2, 2004 is set forth in the consolidated financial statements which are attached hereto.


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

         The Company's restaurants offer full food and alcoholic beverage service with approximately 81% of their sales being food items. These restaurants are operated under the "Flanigan's Seafood Bar and Grill" servicemark. Although these restaurants provide a neighborhood atmosphere, they have the degree of standardization prevalent in casual dining restaurant chains, including menu. The interior decor is nautical with numerous fishing and boating pictures and decorations. Drink prices may vary between locations to meet local conditions. Food prices are standardized. The restaurants' hours of operation are from 11:00 a.m. to 1:00-5:00 a.m. The Company continues to develop strong customer recognition of its "Flanigan's Seafood Bar and Grill" servicemark through very competitive pricing and efficient and friendly service.

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


Franchised Package Liquor Stores and Restaurants
------------------------------------------------

         In March 1985, the Company's Board of Directors approved a plan to sell, on a franchise basis, up to 26 of the Company's package liquor stores and lounges in the South Florida area. The Company had limited response to its franchise offering and suspended its franchise plan at the end of fiscal year 1986. Many of the units that were originally offered as franchises have been sold outright and are no longer operated as Flanigan's or Big Daddy's stores. As of the end of fiscal year 2006, seven units were franchised, of which five units were franchised to members of the family of the Chairman of the Board and Officers and Directors of the Company.

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

         Franchise royalties are "earned" when sales are made by franchisees. This applies to both restaurants and package liquor stores. Franchise royalties are paid weekly, in arrears. The Company manages the books and records of all franchises, including collecting funds generated by the same. As a result, franchise royalties are paid to the Company by book entry on a weekly basis and the franchise royalties are never delinquent.

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

         Beginning with the limited partnership which owns the restaurant in Surfside, Florida and for all limited partnerships formed subsequent thereto for the purpose of owning and operating a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark, a standard financial arrangement has been used in each limited partnership agreement. Under this financial arrangement, until the limited partnership has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant, the limited partnership receives an aggregate sum equal to 25% of the initial investment of all limited partners first each year, with any additional net profit divided equally between the Company, as manager of the restaurant, and the limited partnership. Once the limited partnership has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant, the net profit is divided equally between the Company, as manager of the restaurant, and the limited partnership. As of September 30, 2006, the limited partnerships which own the restaurants in Kendall, Florida, West Miami, Florida and Surfside, Florida have each received an aggregate sum equal to the initial investment of their respective limited partners from the net profit from the operation of their respective restaurants and the Company receives one-half (1/2) of the net profit as manager of each restaurant. The Company plans to continue forming limited partnerships to raise funds to own and operate restaurants under the "Flanigan's Seafood Bar and Grill" servicemark using the same financial arrangement.

         Each limited partnership agreement, excluding only the limited partnership agreement for the franchised restaurant in Fort Lauderdale, Florida which is governed by a franchise agreement, gives the limited partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of the gross sales from the operation of the restaurant, while the Company acts as general partner only. This 3% fee is "earned" when sales are made by the limited partnerships and is paid weekly, in arrears. The Company manages the books and records of all limited partnerships, including collecting funds generated by the same. As a result, the 3% fee is paid to the Company by book entry on a weekly basis and is never delinquent.

Pinecrest, Florida

         During the fourth quarter of fiscal year 2006, the limited partnership completed the structural repairs and its interior build-out of the business premises in Pinecrest, Florida for the operation of a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark. During the third quarter of fiscal year 2006, the limited partnership completed its private offering, raising the sum of $3,300,000 to reimburse the Company for advances of $1,506,000 made to the limited partnership in excess of its investment in the same, to complete the renovations to the business premises and to provide working capital. The Company continues to act as general partner and is also the owner of a thirty nine percent limited partnership interest, as are other related parties, including, but not limited to officers and directors of the Company and their families. This restaurant opened for business on August 14, 2006. As of the end of fiscal year 2006, this limited partnership had not yet received a return of the initial investment of all limited partners from the net profit from the operation of the restaurant.

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

Surfside, Florida

         The Company acts as general partner of a limited partnership which owns and operates a restaurant in Surfside, Florida under the "Flanigan's Seafood Bar and Grill" service mark. The Company is also a forty two percent owner of the limited partnership as are other related parties, including, but not limited to officers and directors of the Company and their families. This restaurant opened for business in the second quarter of fiscal year 1998. As of the end of fiscal year 2006, this limited partnership has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant.

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

West Miami, Florida

         The Company acts as general partner of a limited partnership which owns and operates a restaurant in West Miami, Florida under the "Flanigan's Seafood Bar and Grill" service mark. The Company is also a twenty five percent owner of the limited partnership as are other related parties, including, but not limited to officers and directors of the Company and their families. This restaurant opened for business on October 11, 2001. As of the end of fiscal year 2006, this limited partnership has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant.

Weston, Florida

         The Company acts as general partner of a limited partnership, which owns and operates a restaurant in Weston, Florida under the "Flanigan's Seafood Bar and Grill" service mark. The Company is also the owner of twenty eight percent of the limited partnership, as are other related parties, including but not limited to officers and directors of the Company and their families. The restaurant opened for business, as a "Flanigan's Seafood Bar and Grill" restaurant on January 20, 2003. As of the end of fiscal year 2006, this limited partnership has received an aggregate sum equal to 55% of the initial investment of all limited partners from the net profit from the operation of the restaurant.

Stuart, Florida

         The Company acts as general partner of a limited partnership, which owns and operates a restaurant in a Howard Johnson's Hotel in Stuart, Florida under the "Flanigan's Seafood Bar and Grill" service mark. The Company is also the owner of a twelve percent limited partnership interest, as are other related parties, including but not limited to officers and directors of the Company and their families. The renovated restaurant opened for business on January 11, 2004. During fiscal year 2006, this limited partnership only received three (3) quarterly distributions due to the limited cash flow generated by the restaurant. As of the end of fiscal year 2006, this limited partnership has received an aggregate sum equal to 22.5% of the initial investment of all limited partners from the net profit from the operation of the restaurant.

Wellington, Florida

         The Company acts as general partner of a limited partnership, which owns and operates a restaurant in Wellington, Florida under the "Flanigan's

Seafood Bar and Grill" service mark. The Company is also the owner of a twenty six percent limited partnership interest, as are other related parties, including but not limited to officers and directors of the Company and their families. The restaurant opened for business on May 27, 2005. As of the end of fiscal year 2006, this limited partnership has received an aggregate sum equal to 30% of the initial investment of all limited partners from the net profit from the operation of the restaurant.

Davie, Florida

         During the first quarter of fiscal year 2006, the Company, as agent for a Florida limited partnership to be formed, entered into a contract to purchase the furniture, fixtures, equipment and leasehold interest of an existing restaurant in Davie, Florida for a purchase price of $650,000. The Company intends to renovate and operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark. During the third quarter of fiscal year 2006, the Company received landlord approval of its preliminary building plans, including an outdoor seating area and submitted the same for site plan approval to the Town of Davie, Florida. During the fourth quarter of fiscal year 2006, the application for site plan approval was heard by the Planning and Zoning Board of the Town of Davie, Florida and the Company is modifying its building plans in accordance with the comments from the same. Subsequent to the end of fiscal year 2006, a limited partnership was formed with the Company as general partner, which limited partnership expects to enter into a new lease for the business premises and close on the purchase of the existing restaurant in Davie, Florida at the start of the second quarter of fiscal year 2007 at the purchase price of $650,000. The initial estimates for renovations and pre-opening expenses is an additional $1,700,000. The funds necessary for this limited partnership will be raised through a private offering. The Company will act as general partner and own up to thirty percent of the limited partnership. The restaurant is expected to open for business during the fourth quarter of fiscal year 2007.

Pembroke Pines, Florida

         During the third quarter of fiscal year 2006, the Company, as agent for a Florida limited partnership to be formed, entered into a contract to purchase the liquor license and leasehold interest of an existing restaurant in Pembroke Pines, Florida for a purchase price of $500,000. The Company intends to renovate and operate a restaurant under the "Flanigan's Seafood Bar and Grill"
servicemark. Subsequent to the end of fiscal year 2006, a limited partnership was formed with the Company as general partner, which limited partnership entered into a new lease for the business premises and closed on the purchase of the existing restaurant in Pembroke Pines, Florida. The purchase price was reduced to approximately $305,000 due to the fact that site plan restrictions in the plat where the business premises is located would not permit outdoor seating and the liquor license owned by the seller was a restaurant liquor license, with no market value, rather than a quota liquor license, with a market value of $145,000, as contracted. The Company modified its building plans to limit its renovations to the interior of the business premises, thereby avoiding the need for site plan approval. The initial estimate for renovations and pre-opening expenses is an additional $1,600,000. The funds necessary for this limited partnership will be raised through a private offering. The Company acts as general partner and will own up to thirty percent of the limited partnership. The restaurant is expected to open for business during the third quarter of fiscal year 2007.


Investment in Management Agreement
----------------------------------

Deerfield Beach, Florida


         During the first quarter of fiscal year 2006, the Company entered into a management agreement to operate an existing restaurant in Deerfield Beach, Florida under its current format, "The Whale's Rib", and to be entitled to one-half (1/2) of the net profit from the operation of the same. The term of the management agreement is for ten (10) years, with four (4) five (5) year renewal options. The Company paid $500,000 for the management rights to the restaurant. The Company assumed the management of this restaurant on January 9, 2006. For the nine (9) months of fiscal year 2006, the Company recognized income under the management agreement of $108,000.


Clubs
-----

         As of the end of fiscal year 2006, the Company owned one club in Atlanta, Georgia, which was operated by an unaffiliated third party, as discussed below.


Operation of Unit by Unaffiliated Third Party
----------------------------------------------

         The Company has a Management Agreement with Mardi Gras Management, Inc. for the operation of the Company's club in Atlanta, Georgia, under an adult entertainment format doing business as "Mardi Gras". During the third quarter of fiscal year 2004, Mardi Gras Management, Inc. entered into a new lease agreement with the landlord, which new lease agreement commenced May 1, 2006 for a period of ten (10) years, with one (1) ten (10) year renewal option. The Company did not execute or guaranty the new lease and has no liability on the same. Since Mardi Gras Management, Inc. still operates the club under the Management Agreement, the Company continues to receive an owner's fee of $150,000 per year, paid monthly, versus ten (10%) percent of gross sales from the club, whichever is greater, subject to adjustment annually when rental increases under the new lease take effect. The Company agreed that one-half (1/2) of the rental increases will be credited against the owner's fee each year, provided the owner's fee is never less than $150,000 per year.


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


Purchasing and Inventory
------------------------

         The package liquor business requires a constant substantial capital investment in inventory in the units. The Company's inventory consists primarily of liquor and wine products and as such, does not become excessive or obsolete that would require identifying and recording of the same. Liquor inventory purchased can normally be returned only if defective or broken.

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

         During fiscal year 2006, the Board of Directors approved the purchase of a new point of sale computer system for all Company package liquor stores, including the corporate office, at an estimated cost of $180,000. The approval is subject to management testing and approving the system, prior to the installation of the same, which testing should take place during the second quarter of fiscal year 2007.

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

         Alcoholic beverage control regulations require each of the Company's units to apply to a state authority and, in certain locations, county and municipal authorities, for a license or permit to sell alcoholic beverages on and/or off premises.

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

         During fiscal years 2004, 2005 and 2006 and through the present time, no significant pending matters have been initiated by the Department of Alcohol, Beverages and Tobacco concerning any of the Company's licenses which might be expected to result in a revocation of a liquor license or other significant actions against the Company.

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


General Liability Insurance
---------------------------

         The Company has general liability insurance which incorporates a semi-self-insured plan under which the Company assumes the full risk of the first $50,000 of exposure per occurrence, while the limited partnerships assume the full risk of the first $10,000 of exposure per occurrence. The Company's insurance carrier is responsible for $1,000,000 coverage per occurrence above the Company's self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During fiscal year 2004, fiscal year 2005, and again in fiscal year 2006 the Company was able to purchase excess liability insurance at a reasonable premium, whereby the Company's excess insurance carrier is responsible for $6,000,000 coverage above the Company's primary general liability insurance coverage. With the exception of one (1) limited partnership which has higher general liability insurance coverage to comply with the terms of its lease for the business premises, the Company is un-insured against liability claims in excess of $7,000,000 per occurrence and in the aggregate.

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


Property Insurance; Windstorm Insurance; Deductibles
----------------------------------------------------

         For the policy year commencing December 30, 2006, the Company's property insurance provides for full insurance coverage for property losses, other than those caused by windstorm, such as a hurricane. The losses caused by hurricanes during the 2004 and 2005 hurricane seasons in South Florida have made windstorm insurance coverage difficult to get and where available expensive to the point that full windstorm coverage for all locations is economically prohibitive. For those locations east of I-95, windstorm insurance coverage was only available through the State of Florida sponsored insurance fund and then limited to $1,000,000 per building, including personal property, but without business interruption insurance. The State of Florida sponsored insurance fund has deductibles of 3% per location, per occurrence. Windstorm coverage for locations west of I-95 was procured through a private insurance carrier, including business interruption insurance, which provides coverage of $10,000,000 per occurrence and in the aggregate, with "named storm deductibles" of 5% per location per occurrence, with a minimum deductible of $100,000 per occurrence, and "other windstorm deductibles" of $100,000 per occurrence. The windstorm policy provided by the private insurance carrier contains a limitation on recovery for roof replacement, with any roofs dating prior to 2001 being covered for their actual replacement value, in lieu of their replacement cost. The Company has determined that only two roofs at its locations west of I-95 for which it and/or its limited partnerships are responsible, pre-date 2001 so the exposure due to the roof replacement limitation is not significant. The private insurance policy also provides business interruption insurance for locations east of I-95, with a deductible of 5% per location, per occurrence, for business interruption insurance, as well as windstorm insurance in excess of the primary coverage provided through the State of Florida sponsored insurance fund. Management believes that the windstorm insurance coverage effective December 30, 2006 will provide adequate insurance coverage for all locations in the event of a hurricane, but in the event that more than four (4) locations are destroyed by a hurricane, thereby requiring total reconstruction, the windstorm insurance coverage may be inadequate and the Company and/or limited partnership may have to bear the cost of any uninsured expenses, which may have a material adverse effect upon the financial condition and/or results of operations of the Company. The Company intends to build its cash balances during hurricane season, (June 1
- November 30 each year), to provide liquidity for the Company if it encounters losses as a result of a hurricane or other casualty loss, as well as to maintain a line of credit as additional protection against the same. The Company's insurance expense for the policy year commencing December 30, 2006, including insurance coverage for its consolidated limited partnerships, is expected to increase by approximately $300,000 due primarily to increases in windstorm insurance coverage.

         For the policy year which commenced December 30, 2005, which included windstorm insurance coverage and was the third and final year of the Company's three (3) year property insurance policy with its insurance carrier, the property insurance had a deductible of $25,000 - $50,000 per location, per occurrence. In the event a casualty, such as a hurricane, had impacted every location whereby property damage and business interruption claims reached or exceeded every deductible, then the Company and its limited partnerships would have faced a maximum deductible of $825,000. During the policy year commencing December 30, 2005, neither the Company, nor any of its limited partnerships, made a claim against its property insurance.

         For the policy year which commenced December 30, 2004, which included windstorm insurance coverage and was the second year of the Company's three (3) year property insurance policy with its insurance carrier, the property insurance had a deductible of $50,000 per occurrence, with no deductible per location. In the event a casualty, such as Hurricane Wilma, the Company and its limited partnerships faced a maximum deductible of $50,000 per occurrence. During the policy year commencing December 30, 2004, the Company and its limited partnerships made claims against its insurance carrier for damages and/or business interruption caused by Hurricane Wilma.


Hurricane Wilma; Windstorm Claims
---------------------------------

         During fiscal year 2006, the Company submitted claims totaling $1,092,300 for damages and business interruption caused when Hurricane Wilma impacted South Florida on October 24, 2005. Subsequent to the end of fiscal year 2006, the Company settled its claims against its insurance carrier for $929,000, ($979,000 less the $50,000 deductible). During fiscal year 2006, the Company received advances in the aggregate amount of $700,000, ($750,000 less the $50,000 deductible), from its insurance carrier and subsequent to the end of fiscal year 2006 received a final payment of $229,000.


Competition and the Company's Market
------------------------------------

         The liquor and hospitality industries are highly competitive and are often affected by changes in taste and entertainment trends among the public, by local, national and economic conditions affecting spending habits, and by population and traffic patterns. The Company believes that the principal means of competition among package liquor stores is price and that, in general, the principal means of competition among restaurants include the location, type and quality of facilities and the type, quality and price of beverage and food served.

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

         As previously noted, at September 30, 2006 the Company owned and operated six restaurants, all of which had formerly been lounges and were renovated to provide full food service, operated one restaurant for a franchisee, operated one restaurant for an unrelated third party and operated an additional seven restaurants as general partner of limited partnerships. These restaurants compete directly with other restaurants serving liquor in the area. The Company's restaurants are competitive due to four factors: product quality, portion size, moderate pricing and a standardization throughout the Company owned and operated restaurants and the franchises.

         The Company's business is subject to seasonal effects, including that liquor purchases tend to increase during the holiday seasons.

Trade Names
-----------

         The Company operates principally under two servicemarks; "Big Daddy's Liquors" and "Flanigan's Seafood Bar and Grill", both of which are federally registered trademarks owned by the Company. Throughout Florida the Company's package liquor stores are operated under the "Big Daddy's Liquors" servicemark. The Company's rights to the use of the "Big Daddy's" servicemark are set forth under a consent decree of a Federal Court entered into by the Company in settlement of federal trademark litigation. The consent decree and the settlement agreement allow the Company to continue, and expand, its use of the "Big Daddy's" servicemark in connection with limited food and liquor sales in Florida. The consent decree further contained a restriction upon all future sales of distilled spirits in Florida under the "Big Daddy's" name by the other party who has a federally registered servicemark for "Big Daddy's" use in the restaurant business. The Federal Court retained jurisdiction to enforce the consent decree. The Company has acquired registered Federal trademarks on the principal register for its "Flanigan's" and "Flanigan's Seafood Bar and Grill" servicemarks.

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


Employees
---------

         As of year end, the Company employed 927 employees, of which 690 were full-time and 237 were part-time. Of these, 39 were employed at the corporate offices and 5 were employed in maintenance. Of the remaining employees, 50 were employed in package liquor stores and 833 in restaurants.

         None  of  the  Company's   employees  are   represented  by  collective
bargaining organizations. The Company considers its labor relations to be favorable.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

                        Positions and Offices              Office or Position
       Name                Currently Held           Age        Held Since
       ----             ---------------------       ---    ------------------

James G. Flanigan       Chairman of the Board        42            2002
                        of Directors, Chief
                        Executive Officer and
                        President

August Bucci            Chief Operating Officer      62            2002
                        and Executive Vice
                        President

Jeffrey D. Kastner      Chief Financial Officer      53            1995
                        General Counsel and
                        Secretary

Jean Picard             Vice President of            68            2002
                        Package Store
                        Operations


Flanigan's 401(k) Plan
----------------------

         Effective  July  1,  2004,  the  Company  began   sponsoring  a  401(k)
retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. The Company is not required to contribute to the plan but may make discretionary profit sharing and/or matching contributions. During the fiscal years ended September 30, 2006 and October 1, 2005, the Board of Directors approved discretionary matching contributions totaling $12,000 and $37,500, respectively.


Subsequent Events
-----------------

(a)      Closing of Purchase of New Restaurant Location, (Pembroke Pines, FL.):

         Subsequent to the end of fiscal year 2006, a limited partnership was formed with the Company as general partner, which limited partnership entered into a new lease for the business premises and closed on the purchase of the existing restaurant in Pembroke Pines, Florida. The purchase price was reduced from $500,000 to $305,000 due to the fact that site plan restrictions in the plat where the business premises is located would not permit outdoor seating and the liquor license owned by the seller was a restaurant liquor license, with no market value, rather than a quota liquor license, with a market value of $145,000, as contracted. The Company modified its building plans to limit its renovations to the interior of the business premises, thereby avoiding the need for site plan approval.

(b)      Purchase of Real Property Subject to Ground Lease, (Hallandale, FL.):

         Subsequent to the end of fiscal year 2006, the Company simultaneously entered into a contract and closed on the purchase of the real property which is subject to a ground lease owned by the Company at its combination restaurant and package liquor store located at 4 North Federal Highway, Hallandale, Florida, (Store #31). The purchase price for this property was $552,500, which was partially financed with an advance of $250,000 on the mortgage procured by the Company during the fourth quarter of fiscal year 2006 to purchase the limited liability company which owns the real property and the ground lease at this location.

(c)      Purchase of Real Property Subject to Ground Lease, (North Miami, FL.):

          Subsequent to the end of fiscal year 2006, the Company entered into a contract and closed on the purchase of the real property which is subject to a ground lease owned by the Company and subleased to an unrelated third party located at 732 - 734 N.E. 125th Street, North Miami, Florida (Store #27). The purchase price for this property was $250,000, which was paid in cash by the Company at closing.

(d) Internal Revenue Service Audit of Company's Corporate Income Tax Return for the Fiscal Year Ending October 1, 2005:

         Subsequent to the end of fiscal year 2006, the Company received notification from the Internal Revenue Service that its corporate income tax return for the fiscal year ending October 1, 2005 was being audited. The audit was completed prior to the end of the first quarter of fiscal year 2007, with the Company agreeing that the sum of $107,000 was due as additional corporate income tax for the fiscal year ending October 1, 2005. Of the deductions disallowed by the Internal Revenue Service, only $12,000 represents a permanent disallowance of deductions. The impact of the audit results is fully accounted for in the fiscal year ended September 30, 2006.

(e)      Re-Financing of Corporate Offices

         Subsequent to the end of fiscal 2006, the Company re-financed the mortgage note encumbering the Company's corporate offices. The new mortgage, in the original principal amount of $1,000,000, bears interest at the rate of 7.25% per annum, is amortized over twenty (20) years with equal monthly payments of principal and interest, each in the amount of $8,000, with the entire principal balance and all accrued interest due in seven (7) years. The pre-payment of the original mortgage note, which otherwise matured in August, 2008, incurred a prepayment penalty of approximately $17,000.

(f)      Increase in Line of Credit

         Subsequent to the end of fiscal 2006, the Company increased its line of credit from $2,000,000 to $2,650,000, under the same terms and conditions as the original line of credit. However, the Company granted its lender a second mortgage on its corporate office as additional collateral for the increase in the line of credit. The Company drew an additional $1,200,000, raising the total balance outstanding to $1,962,000.


Item 1A  Risk Factors
---------------------

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


Planned Expansion May Not Be Successful
---------------------------------------

         The Company, as general partner of two limited partnerships, has submitted its building plans to the appropriate governmental agencies for building permits to build two (2) new restaurants in its existing South Florida market and expects, at a minimum, to open these two (2) new restaurants in fiscal year 2007. The Company's ability to open and profitably operate restaurants and/or package liquor stores is subject to various risks such as identification and availability of suitable and economically viable locations, the negotiation of acceptable leases or the purchase terms of existing locations, the availability of limited partner investors, the need to obtain all required governmental permits (including zoning approvals) on a timely basis, the need to comply with other regulatory requirements, the availability of necessary contractors and subcontractors, the availability of construction materials and labor, the ability to meet construction schedules and budgets, variations in labor and building material costs, changes in weather or other acts of God that could result in construction delays and adversely affect the results of one or more restaurants and/or package liquor stores for an indeterminate amount of time. If the Company is unable to unsuccessfully manage these risks, it could face increased costs and lower than anticipated revenues and earnings in future periods.


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

Changes in Customer Preferences for Casual Dining Styles Could Adversely Affect Financial Performance
-------------------------------------------------------------------------------

         Changing customer preferences, tastes and dietary habits can adversely impact the Company's business and financial performance. The Company offers a large variety of entrees, side dishes and desserts and its continued success depends, in part, on the popularity of its cuisine and casual style of dining. A change from this dining style may have an adverse effect on the Company's business.


Labor Shortages, an Increase in Labor Costs, or Inability to Attract Employees Could Harm Company Business
--------------------------------------------------------------------------------

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


Increases in Employee Minimum Wages by the Federal or State Government Could Adversely Affect Business
--------------------------------------------------------------------------------

         Certain of the Company employees are paid wages that relate to federal and state minimum wage rates. Increases in the minimum wage rates, such as annual cost of living increases in the State of Florida minimum wage, may significantly increase labor costs. In addition, since the Company's business is labor-intensive, shortages in the labor pool or other inflationary pressure could increase labor costs, which could harm the Company's financial performance.


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


Due to the Company's Geographic Locations, the Company May Not be Able to Get Windstorm Insurance Coverage or Adequate Windstorm Insurance Coverage at a Reasonable Rate
--------------------------------------------------------------------------------

         Due to the anticipated active hurricane seasons in South Florida in the future, the Company may not be able to get windstorm insurance coverage for its restaurant and package liquor store locations on a year-to-year basis or may not be able to get adequate windstorm insurance coverage at reasonable rates. If the Company is unable to get windstorm insurance coverage or adequate windstorm insurance coverage at reasonable rates, then the Company will be self-insured for all or a part of the exposure for damages caused by a hurricane impacting South Florida, which may have a material adverse effect upon the financial condition and/or results of operations of the Company.


Inability to Attract and Retain Customers Could Affect Results of Operations
----------------------------------------------------------------------------

         The Company takes pride in its ability to attract and retain customers, however, if the Company does not deliver an enjoyable dining experience for its customers, they may not return and results may be negatively affected.


The Company Faces Competition in the Restaurant and Liquor Industries, and if the Company is Unable to Compete Effectively, its Business and Financial Performance will be Adversely Affected
--------------------------------------------------------------------------------

         The restaurant and liquor industries are intensely competitive and are affected by changes in customer tastes, dietary habits and by economic and demographic trends. New menu items, concepts and trends are constantly merging. The Company competes on quality, variety, value, service, price and location. If the Company is unable to compete effectively, its business, financial condition and results of operations will be materially adversely affected.

Item 2. Properties
------------------

         The Company's operations are conducted primarily on leased property with the exceptions including (i) the Corporate Headquarters Office Building which was purchased in December, 1999 and has been occupied by the Company since April 2001; (ii) the real property and improvements of the Company's combination restaurant and liquor package store in Hallandale, Florida; and (iii) subsequent to the end of fiscal year 2006, the real property and improvements in North Miami, Florida subleased by the Company to an unrelated third party. Initially most of these properties were leased by the Company on long-term ground and building leases with the buildings either constructed by the lessors under build-to-suit leases or constructed by the Company. A relatively small number of business locations involve the lease or acquisition of existing buildings. In almost every instance where the Company initially owned the land or building on leased property, the Company entered into a sale and lease-back transaction with investors to recover a substantial portion of its per unit investment.

         All of the Company's units require periodic refurbishing in order to remain competitive. The Company has budgeted $800,000 for its refurbishing program for fiscal year 2007. See Item 7, "Liquidity and Capital Resources" for discussion of the amounts spent in fiscal year 2006.

         The following table summarizes the Company's properties as of September 30, 2006 including franchise locations, a club and Company managed locations.

                                              Franchise/
                           Square             License        Lease
Name and Location          Footage   Seats    Owned by       Terms
-----------------          -------   -----    --------       -----

Big Daddy's Liquors #4     1,978      N/A     Company    3/1/02 to 2/28/27
Flanigan's Enterprises                                    and Options to
Inc. (10)                                                 2/28/37
7003 Taft Street
Hollywood, FL

Big Daddy's Liquors #7     1,450      N/A     Company    11/1/00 to 10/31/07
Flanigan's Enterprises                                    and Annual Options
Inc.                                                      to 10/31/15
1550 W. 84th Street
Hialeah, FL

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
Bar and Grill #9                                          New lease 1/1/10
Flanigan's Enterprises                                    to 12/31/14
Inc. (1)                                                  Options to

                                              Franchise/
                           Square             License        Lease
Name and Location          Footage   Seats    Owned by       Terms
-----------------          -------   -----    --------       -----

1550 W. 84th Street                                        12/31/24
Hialeah, FL

Flanigan's Legends         5,000      150     Franchise    1/4/00 to 1/3/20
Seafood Bar and Grill                                       Option to 1/3/25
#11, 11 Corporation (3)
330 Southern Blvd.
W. Palm Beach, FL

Flanigan's Legends         5,000      180     Franchise    11/15/92 to
Seafood Bar and Grill                                       11/15/07
#12 Galeon Tavern, Inc.(3)                                  Option to
2401 Tenth Ave. North                                       11/15/12
Lake Worth, FL

Flanigan's Seafood         3,320       90     Franchise    6/1/79 to 6/1/09
Bar and Grill #14,                                          Options to 6/1/19
Big Daddy's #14, Inc.(2)(3)(5)(9)
2041 NE Second St.
Deerfield Beach, FL

Piranha Pats II-#15        4,000       90     Franchise/   3/2/76 to 8/31/11
CIC Investors #15 Ltd.(3)(5)                  Limited
1479 E. Commercial Blvd.                      Partnership
Ft. Lauderdale, FL

Flanigan's Seafood         4,300      100     Franchise    2/15/72 to 12/31/10
Bar and Grill #18                                           Options to
Twenty Seven Birds                                          12/31/20
Corp. (2) (3) (5)
2721 Bird Avenue
Miami, FL

Flanigan's Seafood         4,500      160     Company      3/1/72 to 12/31/10
Bar and Grill #19                                           Options to 12/31/20
Flanigan's Enterprises
Inc. (2)(4)
2505 N. University Dr.
Hollywood, FL

Flanigan's Seafood         5,100      140     Company      7/15/68 to 12/31/07
Bar and Grill #20                                          Annual options
Flanigan's Enterprises                                     until the Company
Inc.  (2)                                                  fails to exercise
13205 Biscayne Blvd.                                       Additional Lease
North Miami, FL                                            5/1/69 to 12/31/07
                                                           Annual options
                                                           until the Company
                                                           fails to exercise

                                              Franchise/
                           Square             License        Lease
Name and Location          Footage   Seats    Owned by       Terms
-----------------          -------   -----    --------       -----

Flanigan's Seafood         4,100      200     Company      12/16/68 to
Bar and Grill #22                                          12/31/10
Flanigan's Enterprises                                     Options to 12/31/20
Inc. (2)(4)                                                Option to purchase
2600 W. Davie Blvd.
Ft. Lauderdale, FL

Flanigan's Enterprises     3,000       90     Company      Company Owned
Inc. #27 (8)(11)
732-734 NE 125th St.
North Miami, FL

Flanigan's Seafood         4,600      150     Company      Company Owned
Bar and Grill #31,
Flanigan's Enterprises
Inc. (2)(12)
4 N. Federal Highway
Hallandale, FL

Flanigan's Guppy's         4,620      130     Franchise    11/1/03 to 4/30/11
Seafood Bar and Grill #33
Guppies, Inc. (2)(3)(5)
45 S. Federal Highway
Boca Raton, FL

Big Daddy's Liquors        3,000      N/A     Company      5/29/97 to 5/28/07
#34, Flanigan's                                            Options to 5/28/17
Enterprises, Inc. (1)
9494 Harding Ave.
Surfside, FL

Flanigan's Seafood         4,600      140     Company      4/1/71 to 12/31/10
 Bar and Grill #40                                         Options to 12/31/15
Flanigan's Enterprises
Inc. (2)
5450 N. State Road 7
Ft. Lauderdale, FL

Piranha Pat's #43          4,500       90     Franchise    12/1/72 to 11/30/07
BD 43 Corporation (2)(3)(5)                                Options to 11/30/19
2500 E. Atlantic Blvd.
Pompano Beach, FL

Big Daddy's Liquors        6,000      N/A     Company      12/21/68 to 1/1/10
#47, Flanigan's                                            Options to 1/1/60
Enterprises, Inc. (6)
8600 Biscayne Blvd.
Miami, FL

                                              Franchise/
                           Square             License        Lease
Name and Location          Footage   Seats    Owned by       Terms
-----------------          -------   -----    --------       -----

Flanigan's Seafood         8,000      200     Limited      06/01/91 to 5/31/11
 Bar and Grill #13,                           Partnership  Options to 5/31/21
CIC Investors #13, Ltd
11415 S. Dixie Highway
Pinecrest, FL

Flanigan's Seafood         4,000      200     Limited      10/24/06 to 10/24/11
 Bar and Grill #50,                           Partnership  Options to 10/24/26
CIC investors #50,
Ltd.(13)
17185 Pines Boulevard
Pembroke Pines, FL

Flanigan's Seafood         6,800      200     Limited      8/1/97 to 12/31/11
 Bar and Grill #60,                           Partnership
CIC Investors #60 Ltd.
9516 Harding Avenue
Surfside, FL

Flanigan's Seafood         6,128      200     Limited      4/01/05 to 3/31/15
 Bar and Grill #65                            Partnership  Options to 3/31/25
CIC Investors #65, Ltd
2335 State Road 7,Suite 100
Wellington, FL

Flanigan's Seafood         4,850      161     Limited      4/1/98 to 3/31/08
 Bar and Grill #70                            Partnership  Options to 3/31/28
CIC Investors #70 Ltd.
12790 SW 88 St
Kendall, FL

Flanigan's Seafood         7,000     200      Limited      10/1/03 to 9/30/09
 Bar and Grill #75                            Partnership  Options to 9/30/27
CIC Investors # 75 Ltd.
950 S. Federal Highway
Stuart, FL 34994

Flanigan's Seafood         5,000      165     Limited     6/15/01 to 12/14/19
 Bar and Grill #80                            Partnership Options to 12/14/39
CIC Investors #80 Ltd.
8695 N.W. 12th St
Miami, FL


Flanigan's Seafood         5,700      235     Limited      7/29/01 to 7/28/17
 Bar and Grill #95                            Partnership  Options to 7/28/32
CIC Investors #95 Ltd.
2460 Weston Road
Weston, FL

                                              Franchise/
                           Square             License        Lease
Name and Location          Footage   Seats    Owned by       Terms
-----------------          -------   -----    --------       -----

Mardi Gras                 10,000     400     Company      4/30/06 to 4/30/16
Flanigan's Enterprises,                                    Option to 4/30/26
Inc., #600 (7)(14)
Powers Ferry Landing
Atlanta, GA

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

(11) Subsequent to the end of fiscal year 2006, the Company purchased the real property subject to the ground lease of this location.

(12) During the fourth quarter of fiscal year 2006, the Company purchased the real property and for an assignment of a ground lease of this location pursuant to an option to purchase contained in the Sublease Agreement. Subsequent to the end of fiscal year 2006, the Company purchased the real property subject to the ground lease.

(13) Location estimated to open for business during the third quarter of fiscal year 2007.

(14) During the third quarter of fiscal year 2006, the Company's lease for this location expired. The unaffiliated third party entered into a new lease for the business premises effective May 1, 2006. The Company has no liability on the new lease.

Exercise of Option to Purchase; Purchase of Limited Liability Company.
----------------------------------------------------------------------

         During the fourth quarter of fiscal year 2006, the Company closed on the purchase of 100% of the membership interest of the limited liability company which owns the real property and ground lease for a small portion of the property of the Company's combination restaurant and package liquor store located at 4 North Federal Highway, Hallandale, Florida, (Store #31) for total consideration of $3,876,000, including a purchase price of $3,862,500, pursuant to a Mediation Settlement Agreement. The limited liability company became a wholly owned subsidiary of the Company. The purchase was financed by a $3,280,000 mortgage. As collateral for the mortgage, the limited liability company granted the lender a first mortgage on its real property and a leasehold mortgage on the ground lease, while the Company granted a first mortgage on its parking lot adjacent to the above-described business location. The Company's grant of a first mortgage on its parking lot included the satisfaction of the purchase money mortgage on the same for $266,000. The new mortgage bears interest at the rate of seven and one-half (7 1/2%) percent per annum, is amortized over twenty (20) years with equal monthly payments of principal and interest, each in the amount of $26,400, with the entire principal balance and all accrued interest due in seven (7) years.


Item 3. Legal Proceedings.
--------------------------

         The corporate offices consist of a two (2) story building, with space initially set aside on the ground floor for a package liquor store. The Company filed suit against the adjacent shopping center to determine the Company's right to non-exclusive parking in the shopping center. During fiscal year 2005, summary judgment was granted in favor of the adjacent shopping center denying the Company non-exclusive parking rights in the shopping center. The Company continued pursuing its claim against the seller of the building, its individual partners and its attorney for damages for failing to disclose documents pertaining to the release of the non-exclusive parking rights. During the first quarter of fiscal year 2006, summary judgment was granted in favor of the sellers' attorney, but denied as to the seller and its individual partners. During the third quarter of fiscal year 2006, the summary judgment granted in favor of the sellers' attorney was reversed by the court. The Company is appealing the granting of the summary judgment in favor of the adjacent shopping center, which appeal is necessary to proceed against the seller and its individual partners even though the Company no longer plans to use the ground floor for a package liquor store.

         Subsequent to the end of fiscal year 2006, the Company filed suit against the landlord of the limited partnership which owns the restaurant in Pinecrest, Florida seeking to recover the cost of structural repairs to the business premises which it contends were the responsibility of the landlord pursuant to the terms of the lease and to recover rent paid while the structural repairs delayed the renovation of the business premises. The complaint includes a count by the limited partnership seeking a determination by the court that it has the exclusive right to the use of the pylon sign in front of the business premises. The landlord has denied liability for structural repairs to the business premises, refused to reimburse the limited partnership for any rent paid while structural repairs delayed its renovations and denied the limited partnership the exclusive use of the pylon sign.

         Certain states have liquor liability (dram shop) laws which allow a person injured by an "obviously intoxicated person" to bring a civil suit against the business (or social host) who had served intoxicating liquors to an already "obviously intoxicated person". Dram shop claims normally involve traffic accidents and the Company generally does not learn of dram shop claims until after a claim is filed and then the Company vigorously defends these claims on the grounds that its employee did not serve an "obviously intoxicated person". Damages in most dram shop cases are substantial. At the present time, there are no dram shop cases pending against the Company. The Company maintains general liability insurance. See Item 1, "Insurance" on page 14 of this annual report of Form 10-K for a discussion of general liability insurance.

         There is no material pending legal proceedings, other than ordinary routine litigation incident to the business, none of which the Company believes is material.


Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         During the fourth quarter of fiscal year 2006 the Company did not submit any matter to a vote of the security holders.


                                     PART II
                                     -------

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
--------------------------------------------------------------------------------

                    Fiscal 2006     Fiscal 2005    Fiscal 2004
                    -----------     -----------    -----------
                    High    Low     High    Low    High    Low
                    ----    ---     ----    ---    ----    ---

First quarter      10.55    9.38    7.35    6.20    6.85   6.00
Second quarter     10.40    9.09    9.35    6.97    6.90   6.13
Third quarter      11.29    9.45    9.40    7.16    6.70   7.16
Fourth quarter     12.30    7.86    9.90    8.90    6.65   6.21

         On December 9, 2004, the Company declared a cash dividend of 32 cents per share payable on January 28, 2005 to shareholders of record on January 14, 2005.

         On January 13, 2006, the Company declared a cash dividend of 35 cents per share payable on February 15, 2006 to shareholders of record on January 31, 2006.

Item 6. Selected Financial Data.  (In thousands - except EPS)
--------------------------------
-----------------------------------------------------------------------------
              2002         2003         2004         2005         2006
-----------------------------------------------------------------------------
                            Statement of Operations Data
-----------------------------------------------------------------------------
Revenue      $39,124     $40,253      $45,933      $49,032      $55,014
-----------------------------------------------------------------------------
Income from Operations
             $ 2,788     $ 2,024      $ 1,273      $ 2,166      $ 1,699
-----------------------------------------------------------------------------
Net income   $1,383      $   888      $   440      $ 1,107      $ 1,250
-----------------------------------------------------------------------------

Earnings per share $ 0.71  $ 0.46     $ 0.23       $ 0.58       $ 0.66

-----------------------------------------------------------------------------
                               Balance Sheet Data
-----------------------------------------------------------------------------
Total assets $17,367     $18,733      $19,774      $21,099      $27,398
-----------------------------------------------------------------------------
Long term liabilities
             $ 1,593     $ 1,314      $ 1,217      $ 1,383      $ 4,958
-----------------------------------------------------------------------------
Net working capital
             $ 2,980     $ 2,093      $ 2,131      $ 2,137      $ 1,396
-----------------------------------------------------------------------------
Stockholders' equity
             $ 9,957     $10,351      $10,101      $10,273      $10,792
-----------------------------------------------------------------------------
Dividends declared
             $   499     $   520      $   581      $   609      $   658
-----------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview
---------

         The Company owns and/or operates restaurants with lounges, package liquor stores and an adult entertainment oriented club. As of September 30, 2006, the Company operated twenty one units. The Company had interests in an additional seven units which were franchised by the Company, including the franchised restaurant managed by the Company. Of the units operated by the Company, four were combination package liquor store and restaurant, eleven were restaurants only and five were package liquor stores only. There was one restaurant operated by the Company for an unrelated third party under a management agreement and one club operated by an unaffiliated third party for the Company under a management agreement. During fiscal year 2001, the

Company entered into a ground lease and constructed a building in Hollywood, Florida for the operation of a package liquor store from one half (1/2) of the building and to sublease retail space from the other one half (1/2). The package liquor store opened for business during the first quarter of fiscal year 2004 and the retail space was subleased during the second quarter of fiscal year 2004. At the start of the second quarter of fiscal year 2004, a restaurant located in Stuart, Florida, owned by a limited partnership of which the Company acts as general partner, opened for business. During the third quarter of fiscal year 2005, a restaurant located in Wellington, Florida, owned by a limited partnership of which the Company acts as general partner, opened for business. At the start of the second quarter of fiscal year 2006, the Company assumed management of a restaurant owned by an unaffiliated third party. During the fourth quarter of fiscal year 2006, a restaurant located in Pinecrest, Florida, owned by a limited partnership of which the Company acts as general partner, opened for business.


Results of Operations
---------------------

THE FISCAL YEARS ENDING SEPTEMBER 30, 2006, ("FISCAL 2006") and OCTOBER 1, 2005, ("FISCAL 2005"), WERE FIFTY TWO WEEK FISCAL YEARS. THE FISCAL YEAR ENDING OCTOBER 2, 2004, ("FISCAL 2004"), WAS A FIFTY THREE WEEK FISCAL YEAR AND THE EXTRA WEEK IN FISCAL YEAR 2004 CONTRIBUTED TO INCREASES IN REVENUES AND EXPENSES FOR THE FISCAL YEAR WHEN COMPARING THEM TO REVENUES AND EXPENSES FOR THE FISCAL YEARS 2006 and 2005, WITH THE EXCEPTION OF THE WEEKLY AVERAGE OF SAME STORE SALES.

REVENUES (in thousands):
-----------------------------------------------------------------------------
                     Fifty Two             Fifty Two          Fifty Three
                    Weeks Ended           Weeks Ended         Weeks Ended
                   Sept. 30, 2006        Oct. 1, 2005        Oct. 2, 2004
Sales
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Restaurant, food    $32,847  61.4%      $29,219   61.3%      $26,347   59.1%
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Restaurant, bar      7,610   14.2%        6,610   13.9%        7,351   16.5%
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Package goods       13,046   24.4%       11,810   24.8%       10,911   24.4%
-----------------------------------------------------------------------------

Total               53,503  100.0%       47,639  100.0%       44,609  100.0%
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Franchise revenues      1,114                 984                  958
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Owners fee                224                 261                  265
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Other operating
  income                  173                 148                  101
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Total Revenues        $55,014             $49,032              $45,933
-----------------------------------------------------------------------------

Comparison of Fiscal Years Ended September 30, 2006 and October 1, 2005
-----------------------------------------------------------------------

         As the table above illustrates, total revenues for fiscal 2006 increased by 12.2% when compared to fiscal 2005. The increase in total revenues for fiscal 2006 was primarily due to the restaurant in Pinecrest, Florida opening during the fourth quarter of fiscal 2006, the restaurant in Wellington, Florida being open for the entire fiscal 2006, increases in same store sales and menu price increases. During fiscal year 2007, ("fiscal 2007"), total revenues are expected to continue increasing primarily due to the restaurant in Pinecrest, Florida being open for the entire fiscal year, the anticipated opening of the restaurants in Pembroke Pines, Florida and Davie, Florida during the third quarter of fiscal 2007, increased volume and menu price increases.

         Restaurant food sales represented 61.4% of total sales for fiscal 2006 as compared to 61.3% of total sales for fiscal 2005. The weekly average of same store restaurant food sales, which includes five (5) limited partnership restaurants, was $568,000 for fiscal 2006 as compared to $540,000 for fiscal 2005, an increase of 5.2%. The weekly average of restaurant food sales increased for fiscal 2006 as compared to fiscal 2005 due to increased volume and menu price increases. The percentage of restaurant food sales to total sales is expected to increase during fiscal 2007 due to the opening of the restaurant in Pinecrest, Florida during the fourth quarter of fiscal 2006 and the anticipated opening of the restaurants in Pembroke Pines, Florida and Davie, Florida during the third and fourth quarters of fiscal 2007, respectively.

         Restaurant bar sales represented 14.2% of total sales for fiscal 2006 as compared to 13.9% of total sales for fiscal 2005. The weekly average of same store restaurant bar sales, which includes five (5) limited partnership restaurants, was $131,000 for fiscal 2006 as compared to $122,000 for fiscal 2005, an increase of 7.4%. During fiscal 2006, the Company continued offering promotions at the bars only, during limited hours, which promotions began during fiscal 2005. With this promotion, the increase in the weekly average of same store restaurant bar sales is expected to continue, but management is careful to preserve and continue promoting the Company's perception as a family restaurant.

         Package store sales represented 24.4% of total sales for fiscal 2006 as compared to 24.8% of total sales for fiscal 2005. The weekly average of same store package sales was $223,000 for fiscal 2006 as compared to $192,000 for fiscal 2005, an increase of 16.1%. The increase was primarily due to increased volume. During fiscal 2007, package store sales are expected to remain constant due to increased competition.

         The gross profit margin for restaurant sales was 65.5% for fiscal 2006 as compared to 65.1% for fiscal 2005. The Company offset increased costs during fiscal 2006 with menu price increases, which resulted in an increased gross profit margin for restaurant sales when compared to fiscal 2005. Notwithstanding the increased gross profit margin for restaurant sales during fiscal 2006 when compared to fiscal 2005, during the fourth quarter of fiscal 2006 the gross profit margin for restaurant sales was 64.1%, as compared to 66.0% for the fourth quarter of fiscal 2005. The decline of 1.9% in gross profit margin contributed to an operating loss of $135,000 for the fourth quarter of fiscal 2006. Due to the decline in gross profit margin for restaurant sales during the fourth quarter of fiscal 2006 and the expectation that costs will continue increasing during fiscal 2007, the Company instituted menu price increases during the first quarter of fiscal 2007 to restore and maintain its gross profit margin for restaurant sales.

         The gross profit margin for package store sales was 28.6% for fiscal 2006 and fiscal 2005. The gross profit margin for package good sales is expected to remain constant during fiscal 2007.

Operating Costs and Expenses
----------------------------

         Operating costs and expenses for fiscal 2006 were $53,315,000 as compared to $46,866,000 for fiscal 2005, an increase of 13.8%. Operating expenses are comprised of the cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses. The increase in operating costs and expenses for fiscal 2006 was primarily due to the opening of the new restaurant in Pinecrest, Florida during the fourth quarter of fiscal 2006, the restaurant in Wellington, Florida being open for the entire fiscal year, increased payroll and related costs, as well as a general increase in overall operating costs and expenses. During fiscal 2007, operating costs and expenses are expected to continue increasing primarily due to the restaurant in Pinecrest, Florida being open for the entire fiscal year, the anticipated opening of the new restaurants in Pembroke Pines, Florida and Davie, Florida during the third and fourth quarters of fiscal 2007, respectively and a general increase in overall operating costs and expenses.

         Payroll and related costs were $16,062,000 for fiscal 2006, as compared to $13,636,000 for fiscal 2005, an increase of 17.8%. The increase in payroll and related costs for fiscal 2006 was primarily due to the opening of the new restaurant in Pinecrest, Florida during the fourth quarter of fiscal 2006, the impact of the Florida minimum wage which went into effect during the third quarter of fiscal 2005 and further impacted by its first annual cost of living increase effective January 1, 2006 and the restaurant in Wellington, Florida being open for the entire fiscal year. Payroll and related costs are expected to increase during fiscal 2007 due to the restaurant in Pinecrest, Florida being open for the entire fiscal year, the anticipated opening of the restaurants in Pembroke Pines, Florida and Davie, Florida during the third and fourth quarters of fiscal 2007, respectively and the second annual increase in the Florida minimum wage by a cost of living increase effective January 1, 2007.

         Occupancy costs, which include rent, common area maintenance, repairs and taxes were $3,189,000 for fiscal 2006 as compared to $2,853,000 for fiscal 2005, an increase of 11.8%. The increase in occupancy costs during fiscal 2006 was primarily due to increases in real property taxes and the payment of rent for the restaurant in Wellington, Florida for the entire fiscal year.

         Selling, general and administrative expenses were $10,800,000 for fiscal 2006 as compared to $9,439,000 for fiscal 2005, an increase of 14.4%. The increase in selling, general and administrative expenses during fiscal 2006 was primarily due to the opening of the new restaurant in Pinecrest, Florida during the fourth quarter of fiscal 2006, the restaurant in Wellington, Florida having been open the entire fiscal year and a general increase in overall expenses, including but not limited to utilities. Selling, general and administrative expenses are expected to increase during fiscal 2007 due to the restaurant in Pinecrest, Florida being open for the entire fiscal year; the anticipated opening of the restaurants in Pembroke Pines, Florida and Davie, Florida; increase in insurance costs and an overall increase in expenses.

Other Income and Expenses
-------------------------

         Other income and expenses, which excludes minority interest in consolidated limited partnerships, were income of $613,000 for fiscal 2006 as compared to an expense of ($113,000) for fiscal 2005. Other income and expense for fiscal 2006 includes insurance recovery, net of casualty loss, of $666,000 which includes the deletion of the net book value of property and equipment as a result of Hurricane Wilma ($64,000), repair of damage ($138,000) and food waste ($61,000), caused by Hurricane Wilma, offset by insurance recoveries of $929,000, ($979,000 less a $50,000 deductible), from the Company's insurance carrier.

Comparison of Fiscal Years Ended October 1, 2005 and October 2, 2004
-----------------------------------------------------------------------

         As the table above also illustrates, total revenues for fiscal 2005 increased by 6.7% when compared to fiscal 2004.

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

         Restaurant bar sales represented 13.9% of total sales for fiscal 2005 as compared to 16.5% of total sales for fiscal 2004. The weekly average of same store restaurant bar sales was $99,000 for fiscal 2005 as compared to $101,000 for fiscal 2004, a decrease of 2.0%. During fiscal 2005 the Company began offering promotions at the bars only, during limited hours. With this promotion, the increase in the weekly average of same store restaurant bar sales is expected to continue, but management is careful to preserve and continue promoting the Company's perception as a family restaurant.

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

         The gross profit margin for package store sales was 28.6% for fiscal 2005 as compared to 27.9% for fiscal 2004. For fiscal 2005, the increase in gross profit is attributed to the purchase of "close out" and inventory reduction merchandise from wholesalers and the continued implementation of a training program for package store employees.

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

         During  fiscal  2004,  the  following   non-recurring  expenses  and/or
adjustments in selling, general and administrative expense adversely effected earnings:

First Quarter Fiscal Year 2004:

         b.       Adjustment for store supplies                    $104,000

Second Quarter Fiscal Year 2004:

         a.       Adjustment for  allocations of insurance
                  premiums  related to franchises:                 $178,000

         b.       Past Due Real Property Taxes                     $ 52,000

         c.       Excess  opening costs of joint venture           $ 74,000
                  restaurant in Stuart, Florida

Third Quarter Fiscal Year 2004:

         a.       Past Due Real Property Taxes                     $ 59,000

                                                                   --------
         Total:                                                    $467,000


Other Income and Expenses
-------------------------

         Other income and expenses were an expense of ($113,000) for fiscal 2005 as compared to ($362,000) for fiscal 2004. Other income and expense of fiscal 2005 includes the expense of ($121,000) relating to the abandonment of fixed assets, as compared to the expense of ($367,000) for fiscal 2004.

New Limited Partnership Restaurants
-----------------------------------

         As the Company opens new limited partnership restaurants on a more regular basis, the Company's profitability may be reduced by the higher costs associated with the opening of the same for a period of up to 90 days. To insure that a new restaurant opens with the high quality of service for which the
Company is known, the Company has a select group of employees, known as "new restaurant openers", who travel to new restaurants for that purpose. "New restaurant openers" may spend up to 90 days at a new restaurant. In the case of a new limited partnership restaurant which is not local, lodging must be provided for the "new restaurant openers", which may increase the opening cost significantly over the opening cost of local restaurants. In addition, immediately prior to the opening of a new restaurant and in order to provide a "test run" for the same, the Company sponsors pre-opening parties for its limited partners and the Company employees. By way of illustration, the opening of the limited partnership restaurants in Pinecrest, Florida, Wellington, Florida and Stuart, Florida during fiscal 2006, 2005 and 2004 respectively, incurred the following pre-opening and opening expenses:

                      #13 - Pinecrest, Fl  #65- Wellington, Fl  #75- Stuart, Fl.
                      -------------------  -------------------  ----------------

Pre-Opening Rent:          $535,000*           $18,000             $17,000
Pre-Opening Payroll:       $ 80,000            $90,000**           $22,000***
Post-Opening Increased
Payroll Costs (90 days):   $ 55,000            $22,000**           $42,000***
Promotional Costs:         $  6,000            $ 3,000             $ 7,000
                           ---------           ---------           ----------
Total:                     $676,000            $133,000            $88,000

* includes the payment of rent, ($204,000), while structural repairs were being made.

** excludes lodging and per diem allowances, ($51,000), for new restaurant openers incurred due to the location of this facility.
*** excludes lodging and per diem allowances, ($74,000), for new restaurant openers incurred due to the location of this facility.

         The pre-opening rent paid is generally less for new leases, rather than the purchase of an existing location which includes the assumption of an existing lease. In the negotiation of a new lease, there is normally a construction period before which the rent payments begin. However, rent expense is recognized on a straight line basis over the term of the lease for GAAP purposes, which results in a deferred rent liability. In the case of the limited partnership restaurant in Wellington, Florida, the lease agreement, as amended, included a two hundred ten (210) day period for renovations, although the restaurant did not open for seven and one half (7 1/2) months from the date possession of the business premises was turned over to the limited partnership to begin its build out. Since the opening of the limited partnership restaurant in Surfside, Florida and with the exception of the limited partnership restaurant in Pinecrest, Florida, the pre-opening rent expense for limited partnership restaurants has ranged from $17,000 - $137,000. The pre-opening rent expense for the limited partnership restaurant in Pinecrest, Florida is an exception to the customary pre-opening rent expense due to structural repairs which had to be made to the business premises prior to renovations beginning.

         During fiscal 2006, the limited partnership restaurant in Pinecrest, Florida reported a loss of $155,000 primarily due to pre-opening costs, thus contributing to a reduction in the operating income for fiscal 2006. During fiscal 2007, operating income will be adversely affected by opening costs of the new limited partnership restaurants in Pembroke Pines, Florida and Davie, Florida.

Trends
------

         During the next twelve months, management expects continued increases in restaurant sales due primarily to the restaurant in Pinecrest, Florida being open for the entire fiscal year, the anticipated opening of the new restaurants in Pembroke Pines, Florida and Davie, Florida, and continued increases in same store sales. Package goods sales are expected to remain constant due to increased competition. Franchise royalties are expected to increase due to the new restaurant in Pinecrest, Florida, the anticipated opening of the new restaurants in Pembroke Pines, Florida and Davie, Florida and continued increases in same store sales for the limited partnerships and franchises. At the same time, management also expects higher food costs and overall expenses to increase, although the Company will continue to raise its menu prices to offset the higher food costs and overall expenses wherever competitively possible.

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

Liquidity and Capital Resources
-------------------------------

Cash Flows
----------

         The following table is a summary of the Company's cash flows for fiscal years 2006, 2005 and 2004:

----------------------------------------------------------------------------
                                    Fiscal Years
----------------------------------------------------------------------------
                                2006               2005             2004
----------------------------------------------------------------------------
                                       (in thousands)
----------------------------------------------------------------------------
Net cash provided by
operating activities            $2,080            $2,664           $3,411
----------------------------------------------------------------------------
Net cash used in
investing activities            (3,594)           (2,054)          (1,289)
----------------------------------------------------------------------------
Net cash provided by (used in)
financing activities               538              (872)            (773)
----------------------------------------------------------------------------
Net increase (decrease)
in cash and equivalents           (976)             (262)           1,349
----------------------------------------------------------------------------
Cash and equivalents.
beginning of year                2,674             2,936            1,587
----------------------------------------------------------------------------
Cash and equivalents.
end of year                     $1,698            $2,674           $2,936
----------------------------------------------------------------------------

Capital Expenditures
--------------------

         Capital expenditures were approximately $4,311,000, including $531,000 as a direct result of Hurricane Wilma and $601,000 for the acquisition of a subsidiary, $2,095,000 and $1,532,000 during fiscal years 2006, 2005 and 2004, respectively. During fiscal year 2006, the Company also purchased one (1) vehicle, for a purchase price of $70,000, which vehicle was 100% financed. The capital expenditures for each fiscal year included upgrading existing units serving food and improvements to package liquor stores. The capital expenditures for fiscal year 2006 included renovations to the business premises by the limited partnership in Pinecrest, Florida, ($1,681,000).

Contractual Cash Obligations
----------------------------
                                          Less Than        1-5          After
                               Total        1 Year        Years        5 Years
                               -----        ------        -----        -------
Long-term debt              $ 5,181,000   $  223,000   $ 2,132,000   $2,826,000
Operating leases             15,825,000    2,166,000     8,068,000    5,591,000
Rib Contract                  2,800,000    2,800,000
                            -----------   ----------   -----------   ----------

Total                       $23,806,000   $5,189,000   $10,200,000   $8,417,000
                            ===========   ==========   ===========   ==========

             All of the Company's units require  periodic  refurbishing in order to remain competitive. The budget for fiscal 2007 includes approximately $800,000 for this purpose, which is not included in the above table. The table also does not include any lease guarantees for franchises, which guarantees total approximately $1,570,000. The Company expects the funds for these improvements to be provided from operations. In addition, it is anticipated that during fiscal 2007, two new limited partnerships, (Pembroke Pines, Florida and Davie, Florida), will require approximately $2,100,000 and $2,350,000, respectively, in capital expenditures to close on the purchase of the restaurant locations, complete their renovations and preparation for opening as a
"Flanigan's Seafood Bar and Grill" restaurant, which funds will be raised through a private offering. The private offering will also raise funds to reimburse the Company for any funds advanced in excess of its planned investment in these limited partnerships. The table also does not include any lease guarantees for franchisees.


Purchase Commitments
--------------------

         Effective December 1, 2006, the Company entered into a purchase agreement with its rib supplier. The terms of the agreement stipulate that the Company will purchase approximately $2,800,000 of baby back ribs during calendar year 2007 at a fixed cost. The Company contracts for the purchase of baby back ribs on an annual basis to fix the cost and ensure adequate supply for the calendar year. The Company purchases all of its rib supply from this vendor, but management believes that several other alternative vendors are available, if needed.


Purchase of Company Common Stock
--------------------------------

         Pursuant to a discretionary plan approved by the Board of Directors, during fiscal 2006, the Company purchased 14,350 shares of its common stock for an aggregate purchase price of $139,000. Of the shares purchased, 7,500 shares of its common stock were purchased from the Chief Operating Officer and Director of the Company, during the second and third quarters of fiscal 2006, at an aggregate purchase price of $77,000, which per share purchase price was less than the closing per share market price on the date of each purchase.


Long Term Debt
--------------

         As of the end of fiscal 2006, the Company had long term debt including the line of credit of $5,181,000, as compared to $1,557,000 and $1,314,000 as of the end of fiscal 2005 and 2004, respectively, increases of 232.8% and 294.3%, respectively. The net increase in long term debt as of the end of fiscal 2006, as compared to long term debt as of the end of fiscal 2005 and fiscal 2004, includes the unsecured loan from Bank Atlantic ($762,000), one (1) secured auto loan ($70,000) and the mortgage loan for the purchase of the membership interest of the limited liability company ($3,280,000), reduced by the satisfaction of a purchase money mortgage ($266,000).

         The Company repaid long term debt, including the Bank of America note payable, the Bank Atlantic note payable, auto loans, mortgages and capital lease obligations in the amount of $489,000, $309,000 and $278,000 in fiscal 2006, 2005 and 2004 respectively.

         During the fourth quarter of fiscal 2006, the Company financed the purchase of the membership interest of the limited liability company which owns the real property and ground lease for a small portion of the property of the Company's combination restaurant and package liquor store located at 4 North Federal Highway, Hallandale, Florida, (Store #31) with a $3,280,000 mortgage. As collateral for the mortgage, the limited liability company granted the lender a first mortgage on its real property and a leasehold mortgage on the ground lease, while the Company granted a first mortgage on its parking lot adjacent to the above-described business location. The Company's grant of a first mortgage on its parking lot, included the satisfaction of the purchase money mortgage on the same for $266,000. The new mortgage bears interest at the rate of seven and one-half (7 1/2%) percent per annum, is amortized over twenty (20) years with equal monthly payments of principal and interest, each in the amount of $26,400, with the entire principal balance and all accrued interest due in seven (7) years.

         Subsequent to the end of fiscal 2006, the Company received an advance of $250,000 on the new mortgage procured by the Company to purchase the membership interest of the limited liability company which owns the real property and ground lease at the Company's combination restaurant and package liquor store located at 4 N. Federal Highway, Hallandale, Florida (Store #31). The new mortgage still bears interest at the rate of seven and one-half (7 1/2%) percent per annum, is amortized over twenty (20) years with equal monthly payments of principal and interest, each in the amount of $28,600, with the entire principal balance and all accrued interest still due on its original maturity date in seven (7) years.

         Subsequent to the end of fiscal 2006, the Company re-financed the mortgage note encumbering the Company's corporate offices. The new mortgage, in the original principal amount of $1,000,000, bears interest at the rate of 7.25% per annum, is amortized over twenty (20) years with equal monthly payments of principal and interest, each in the amount of $8,000, with the entire principal balance and all accrued interest due in seven (7) years. The pre-payment of the mortgage note, which otherwise matured in August, 2008, incurred a prepayment penalty of $17,000.

         Subsequent to the end of fiscal 2006, the Company increased its line of credit from $2,000,000 to $2,650,000. The Company granted its lender a second mortgage on its corporate offices as additional collateral for the increase in the line of credit, in addition to a security interest in substantially all of the assets of the Company. The Company drew additional funds on the line of credit in the aggregate amount of $1,200,000 raising the total balance outstanding to $1,962,000.

         As of September 30, 2006, the Company is in compliance with the affirmative covenants contained in any of its loan documents.


Working capital
---------------

         The table below summarizes the current assets, current liabilities and working capital for the fiscal 2006, 2005 and 2004:


                       Sept. 30      Oct. 1       Oct. 1
                         2006         2005          2004

Current assets        $6,315,000   $6,091,000   $5,889,000

Current liabilities    4,919,000    3,954,000    3,758,000

Working capital        1,396,000    2,137,000    2,131,000

         Working capital for fiscal 2006 decreased by 34.7% and 34.5% from the working capital for fiscal 2005 and 2004, respectively. The decrease in working capital during fiscal 2006, which was supplemented by a draw of $762,000 against the Company's line of credit, was due to the purchase of the management agreement to operate the restaurant in Deerfield Beach, Florida ($500,000); investment in the limited partnership restaurant which owns the restaurant in Pinecrest, Florida ($1,295,000); and the purchase of the membership interest of the limited liability company which owns the real property and ground lease to a small portion of property of the Company's combination restaurant and package liquor store located at 4 N. Federal Highway, Hallandale, Florida.

         Management believes that positive cash flow from operations will adequately fund operations and debt reductions, but not all of the planned capital expenditures in fiscal 2007, which will have to be supplemented through future advances on the Company's line of credit. It is also anticipated that during fiscal 2007, working capital will be adversely affected by investments and/or advances made by the Company to the limited partnerships in Pembroke Pines, Florida and/or Davie, Florida pending reimbursement of advances made by the Company in excess of its investment once the private offering by each limited partnership is completed; payment of the balance due upon completion of the installation for DSL service for all package liquor store and restaurant locations, including on-line security ($65,000); payment of the balance of the cost of improvements to two (2) existing Company restaurants ($168,000 estimated); purchase of a new point of sale system for Company package liquor stores ($180,000 estimated); and the cash to close on the purchase of the real property subject to ground leases of two locations currently leased by the Company ($600,000 estimated).


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


Consolidation of Limited Partnerships
-------------------------------------

         The Company operates seven (7) restaurants as general partner of the limited partnerships that own the operations of these restaurants. Additionally, the Company expects that any expansion which takes place in opening new restaurants will also result in the Company operating the restaurants as general partner. In addition to the general partnership interest the Company also purchases limited partnership units ranging from 12% to 42% of the total units outstanding. As a result of these controlling interests, the Company consolidates the operations of these limited partnerships with those of the Company despite the fact the Company does not own in excess of 50% of the equity interests. All intercompany transactions are eliminated in consolidation. The minority interests in the earnings of these limited partnerships are removed from net income and are not included in the calculation of earnings per share.


Income Taxes
------------

         Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss and tip credit carryforwards to the extent that realization of said benefits is more likely than not. For discussion regarding the Company's carryforwards refer to Note 8 to the consolidated financial statements for fiscal 2006.


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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

         The Company does not ordinarily hold market risk sensitive instruments for trading purposes. During the fourth quarter of fiscal 2006, the Company sold its one equity security, realizing a gain of $78,000. As of September 30, 2006, the Company held no equity securities.


Interest Rate Risk
------------------

         At September 30, 2006, the Company has two debt arrangements which have a variable interest rate. For one of these instruments, a mortgage note, the Company has entered into an interest rate swap agreement to hedge the interest rate risk. The mortgage note has an outstanding principal balance at September 30, 2006 of $788,000. The other instrument, the secured $2,000,000 line of credit, has a variable interest rate, which is at prime. During the second quarter of fiscal 2006, the Company paid the unsecured promissory note which had an original principal balance of $100,000 and a variable interest rate which was at prime, in full, using funds from its secured line of credit. Increases in interest rates may have a material affect upon results of operations, depending upon the outstanding principal balance on the line of credit from time to time.

         Subsequent to the end of fiscal 2006, the Company re-financed the mortgage note for which the Company entered into an interest rate swap agreement to hedge the interest rate risk, with a new mortgage, in the original principal amount of $1,000,000, with a fixed interest rate of 7.25% per annum. The pre-payment of the mortgage note, which otherwise matured in August, 2008, incurred a prepayment penalty of $17,000.

         At September 30, 2006, the Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have a negative effect on the Company's earnings.

         There is no assurance that interest rates will increase or decrease over the next fiscal year.


Item 8. Financial Statements and Supplementary Data.
---------------------------------------------------

         Financial statements of the Company at September 30, 2006 and October 1, 2005, which include each of the three years in the period ended September 30, 2006 and the independent certified public accountants' report thereon, are included herein.


Item 9A. Controls and Procedures.
-------------------------------

(a)      Evaluation of Disclosure Controls and Procedures

         Our Chief Executive Officer and Chief Financial Officer have, with the participation of management evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-15(e) or 15d-15(e)) as of September 30, 2006. It is the conclusion of our Chief Executive Officer and Chief Financial Officer that such disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective in ensuring that material information is accumulated and communicated to management and made known to the Chief Executive Officer and Chief Financial Officer particularly during the period in which this report was prepared, as appropriate, to allow timely decisions regarding timely disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, is subject to limitations, including the exercise of our judgment in evaluating the same. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors.

(b)      Change in Internal Control over Financial Reporting

         During fiscal 2006, the Company continued to assess the effectiveness of its "internal controls over financial reporting" on an account by account basis as a part of our on-going accounting and financial reporting review process. The assessments were made by management, under the supervision of our Chief Financial Officer. During fiscal 2006, the Company made no changes in its internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Notwithstanding, the effectiveness of our system of internal control over financial reporting is subject to limitations, including the exercise of our judgment in evaluating the same. As a result, there can be no assurance that our internal control over financial reporting will prevent all errors.


                              PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

         The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for its 2007 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission pursuant to regulation 14A under the Securities and Exchange Act of 1934, as amended (the 2006 Proxy Statement), is incorporated herein by reference. See also "Executive Officers of the Registrant" included in Part I hereof.


Item 11. Executive Compensation.
--------------------------------

         The information set forth in the 2007 Proxy Statement under the caption "Executive Compensation" is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
---------------------------------------------------------------------------

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2007 Proxy Statement is incorporated by reference.


Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

         The information set forth under the caption "Election of Directors -Certain Relationships and Related Transactions" in the 2007 Proxy Statement is incorporated by reference.


Item 14.  Principal Accountant Fees and Services.
-------------------------------------------------

         The information set forth in the 2007 Proxy Statement under the caption "Audit Fee" and "All Other Fees" is incorporated by reference.



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

(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of fiscal year 2006 or subsequent to year end.

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

(10)(aa) Limited Partnership Agreement of CIC Investors #75, Ltd., dated June 17, 2003, between Flanigan's Enterprises, Inc., as General Partner, and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning twelve percent of the limited partnership. (Item 14(a)(10)(aa) of Form 10-K dated October 2, 2004 is incorporated herein by reference.)

(10)(bb) Limited Partnership Agreement of CIC Investors #65, Ltd., dated June 24, 2004, between Flanigan's Enterprises, Inc., as General Partner, and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning twenty six percent of the limited partnership. (Item 14(a)(10)(bb) of Form 10-K dated October 1, 2005 is incorporated herein by reference.)

(10)(cc) Amended and Restated Limited Partnership Certificate and Agreement of CIC Investors #13, Ltd., dated March 1, 2006, between Flanigan's Enterprises, Inc., as General Partner, Flanigan's Management services, Inc. and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning thirty nine percent of the limited partnership.

(13) Registrant's Form 10-K constitutes the Annual Report to Shareholders for the fiscal year ended September 30, 2006.

(22)(a) Company's subsidiaries are set forth in this Annual Report on Form 10-K.

31.1 CERTIFICATION PURSUANT TO 302 OF SARBANES-OXLEY ACT OF 2002 OF CHIEF EXECUTIVE OFFICER

31.2 CERTIFICATION PURSUANT TO 302 OF SARBANES-OXLEY ACT OF 2002 OF CHIEF FINANCIAL OFFICER

32.1    CERTIFICATION  PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2    CERTIFICATION  PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant had duly caused this annual report on Form 10K to be signed on its behalf by the undersigned thereunto duly authorized.

                            Flanigan's Enterprises, Inc.
                            Registrant

                            By: /s/ JAMES G. FLANIGAN II
                                ------------------------
                                JAMES G. FLANIGAN II
                                Chief Executive Officer
                                Date: 12/29/06



         Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10K has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

/s/ JAMES G. FLANIGAN II      Chairman of the Board,        Date: 12/29/06
----------------------        Chief Executor Officer,
James G. Flanigan II            and Director


/s/ JEFFREY D. KASTNER        Chief Financial Officer       Date: 12/29/06
----------------------        Secretary and Director
Jeffrey D. Kastner


/s/ MICHAEL ROBERTS           Director                      Date: 12/29/06
----------------------
MICHAEL ROBERTS

/s/ GERMAINE M. BELL          Director                      Date: 12/29/06
----------------------
Germaine M. Bell


/s/  BARBARA J. KRONK         Director                      Date: 12/29/06
----------------------
Barbara J. Kronk


/s/ AUGIE BUCCI               Chief Operating Officer       Date: 12/29/06
----------------------        and Director
Augie Bucci


/s/ MICHAEL B. FLANIGAN       Director                      Date: 12/29/06
----------------------
Michael B. Flanigan


/s/ PATRICK J. FLANIGAN       Director                      Date: 12/29/06
-----------------------
Patrick J. Flanigan


/s/  CHRISTOPHER O'NEIL       Director                      Date: 12/29/06
-----------------------
Christopher O'Neil

================================================================================

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES



                        CONSOLIDATED FINANCIAL STATEMENTS



            SEPTEMBER 30, 2006, OCTOBER 1, 2005, AND OCTOBER 2, 2004

================================================================================

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES



                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------




                                                                        PAGE
                                                                        ----



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 F-1


CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheets                                                       F-2

   Statements of Income                                                 F-3

   Statements of Stockholders' Equity                                   F-4

   Statements of Cash Flows                                             F-5

   Notes to Financial Statements                                     F-6 - F-33

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Board of Directors and Stockholders
Flanigan's Enterprises, Inc.
Fort Lauderdale, Florida


We have audited the accompanying consolidated balance sheets of Flanigan's Enterprises, Inc. and Subsidiaries as of September 30, 2006 and October 1, 2005 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flanigan's Enterprises, Inc. and Subsidiaries as of September 30, 2006 and October 1, 2005, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States.


                            RACHLIN COHEN & HOLTZ LLP


Fort Lauderdale, Florida
December 21, 2006

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                     SEPTEMBER 30, 2006 AND OCTOBER 1, 2005

                              ASSETS                                    2006            2005
                              ------                                    ----            ----
Current Assets:
    Cash and cash equivalents                                      $  1,698,000    $  2,674,000
    Marketable securities                                                    --         353,000
    Notes and mortgages receivable, current maturities                   12,000          16,000
    Due from franchisees                                                569,000         119,000
    Other receivables                                                   821,000         189,000
    Inventories                                                       2,215,000       1,990,000
    Prepaid expenses                                                    813,000         721,000
    Deferred tax assets                                                 187,000          29,000
                                                                   ------------    ------------
      Total current assets                                            6,315,000       6,091,000
                                                                   ------------    ------------

Property and Equipment, Net                                          18,939,000      13,127,000
                                                                   ------------    ------------

Investment in Limited Partnership                                       153,000         122,000
                                                                   ------------    ------------

Other Assets:
    Liquor licenses, net                                                347,000         347,000
    Notes and mortgages receivable                                      103,000         116,000
    Deferred tax assets                                                 397,000         435,000
    Other                                                             1,144,000         861,000
                                                                   ------------    ------------
         Total other assets                                           1,991,000       1,759,000
                                                                   ------------    ------------
         Total assets                                              $ 27,398,000    $ 21,099,000
                                                                   ============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Current Liabilities:
    Accounts payable and accrued expenses                          $  4,096,000    $  2,916,000
    Income taxes payable                                                264,000         295,000
    Due to franchisees                                                  268,000         493,000
    Current portion of long-term debt                                   223,000         174,000
    Deferred revenues                                                    54,000          62,000
    Deferred rent                                                        14,000          14,000
                                                                   ------------    ------------
         Total current liabilities                                    4,919,000       3,954,000
                                                                   ------------    ------------

Long-Term Debt, Net of Current Maturities                             4,196,000       1,383,000
                                                                   ------------    ------------

Line of Credit                                                          762,000              --
                                                                   ------------    ------------

Deferred Rent, Net of Current Portion                                   223,000         241,000
                                                                   ------------    ------------

Minority Interest in Equity of Consolidated Limited Partnerships      6,506,000       5,248,000
                                                                   ------------    ------------

Commitments, Contingencies and Subsequent Events

Stockholders' Equity:
    Common stock, $.10 par value; 5,000,000 shares authorized;
      4,197,642 shares issued                                           420,000         420,000
    Capital in excess of par value                                    6,203,000       6,148,000
    Retained earnings                                                10,064,000       9,472,000
    Accumulated other comprehensive income                                   --          50,000
    Treasury stock, at cost, 2,313,277 and 2,323,047 shares          (5,895,000)     (5,817,000)
                                                                   ------------    ------------
         Total stockholders' equity                                  10,792,000      10,273,000
                                                                   ------------    ------------
         Total liabilities and stockholders' equity                $ 27,398,000    $ 21,099,000
                                                                   ============    ============

                See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

       YEARS ENDED SEPTEMBER 30, 2006, OCTOBER 1, 2005 AND OCTOBER 2, 2004

                                                                  2006            2005            2004
                                                                  ----            ----            ----
Revenues:
    Restaurant food sales                                    $ 32,847,000    $ 29,219,000    $ 26,347,000
    Restaurant beverage sales                                   7,610,000       6,610,000       7,351,000
    Package store sales                                        13,046,000      11,810,000      10,911,000
    Franchise-related revenues                                  1,114,000         984,000         958,000
    Owner's fee                                                   224,000         261,000         265,000
    Other operating income                                        173,000         148,000         101,000
                                                             ------------    ------------    ------------
                                                               55,014,000      49,032,000      45,933,000
                                                             ------------    ------------    ------------
Costs and Expenses:
    Cost of merchandise sold:
      Restaurants and lounges                                  13,952,000      12,502,000      12,002,000
      Package goods                                             9,312,000       8,436,000       7,870,000
    Payroll and related costs                                  16,062,000      13,636,000      12,523,000
    Occupancy costs                                             3,189,000       2,853,000       2,740,000
    Selling, general and administrative expenses               10,800,000       9,439,000       9,525,000
                                                             ------------    ------------    ------------
                                                               53,315,000      46,866,000      44,660,000
                                                             ------------    ------------    ------------

Income from Operations                                          1,699,000       2,166,000       1,273,000
                                                             ------------    ------------    ------------

Other Income (Expense):
    Interest expense                                             (206,000)       (116,000)       (136,000)
    Interest and other income                                     183,000         106,000         135,000
    Limited partnership income                                     31,000          18,000           6,000
    Loss on abandonment of property and equipment                 (61,000)       (121,000)       (367,000)
    Insurance recovery, net of casualty loss                      666,000              --              --
                                                             ------------    ------------    ------------
                                                                  613,000        (113,000)       (362,000)
                                                             ------------    ------------    ------------

Income Before Provision for Income Taxes and
    Minority Interest in Earnings of Consolidated
    Limited Partnerships                                        2,312,000       2,053,000         911,000
                                                             ------------    ------------    ------------

Provision for Income Taxes:
    Current                                                       870,000         525,000         332,000
    Deferred                                                     (120,000)         18,000        (162,000)
                                                             ------------    ------------    ------------
                                                                  750,000         543,000         170,000
                                                             ------------    ------------    ------------

    Minority Interest in Earnings of Consolidated
    Limited Partnerships                                         (312,000)       (403,000)       (301,000)
                                                             ------------    ------------    ------------


Net Income                                                   $  1,250,000    $  1,107,000    $    440,000
                                                             ============    ============    ============

Net Income Per Common Share:
    Basic                                                    $       0.66    $       0.58    $       0.23
                                                             ============    ============    ============
    Diluted                                                  $       0.65    $       0.58    $       0.23
                                                             ============    ============    ============

Weighted Average Shares and Equivalent Shares Outstanding:
    Basic                                                       1,884,000       1,895,000       1,922,000
                                                             ============    ============    ============
    Diluted                                                     1,909,000       1,923,000       1,933,000
                                                             ============    ============    ============

                See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

       YEARS ENDED SEPTEMBER 30, 2006 OCTOBER 1, 2005 AND OCTOBER 2, 2004


                                     Common Stock                                Accumulated      Treasury Stock
                                     ------------      Capital in                   Other         --------------
                                                        Excess of     Retained  Comprehensive
                                  Shares      Amount    Par Value     Earnings     Income      Shares       Amount         Total
                                ----------  ----------  ----------  -----------   ---------   ---------   -----------   -----------
Balance, September 27, 2003      4,197,642  $  420,000  $6,103,000  $ 9,115,000   $  26,000   2,271,172   $(5,313,000)  $10,351,000

Year Ended October 2, 2004:
   Comprehensive income:
      Net income                        --          --          --      440,000          --          --            --       440,000
      Net unrealized loss on
        securities                      --          --          --           --      (1,000)         --            --        (1,000)
                                ----------  ----------  ----------  -----------   ---------   ---------   -----------   -----------
                                        --          --          --      440,000      (1,000)         --            --       439,000

   Purchase of treasury stock           --          --          --           --          --      30,400      (201,000)     (201,000)
   Exchange of shares -
    exercise of stock options           --          --      44,000           --          --     (20,755)       49,000        93,000
   Dividends paid
    ($0.30 per share)                   --          --          --     (581,000)         --          --            --      (581,000)
                                ----------  ----------  ----------  -----------   ---------   ---------   -----------   -----------

Balance, October 2, 2004         4,197,642     420,000   6,147,000    8,974,000      25,000   2,280,817    (5,465,000)   10,101,000

Year Ended October 1, 2005:
   Comprehensive income:
      Net income                        --          --          --    1,107,000          --          --            --     1,107,000
      Net unrealized gain on
        securities                      --          --          --           --      25,000          --            --        25,000
                                ----------  ----------  ----------  -----------   ---------   ---------   -----------   -----------
                                        --          --          --    1,107,000      25,000          --            --     1,132,000

   Purchase of treasury stock           --          --          --           --          --      42,720      (353,000)     (353,000)
   Exchange of shares -
     exercise of stock options          --          --       1,000           --          --        (490)        1,000         2,000
   Dividends paid
    ($0.32 per share)                   --          --          --     (609,000)         --          --            --      (609,000)
                                ----------  ----------  ----------  -----------   ---------   ---------   -----------   -----------

Balance, October 1, 2005         4,197,642     420,000   6,148,000    9,472,000      50,000   2,323,047    (5,817,000)   10,273,000

Year ended September 30, 2006
   Comprehensive income:
      Net income                        --          --          --    1,250,000          --          --            --     1,250,000
      Net unrealized gain on
        securities                      --          --          --           --     (50,000)         --            --       (50,000)
                                ----------  ----------  ----------  -----------   ---------   ---------   -----------   -----------
                                        --          --          --    1,250,000     (50,000)         --            --     1,200,000

   Purchase of treasury stock           --          --          --           --          --      14,350      (139,000)     (139,000)
   Exchange of shares -
     exercise of stock options          --          --      55,000           --          --     (24,120)       61,000       116,000
   Dividends paid
   ($0.35 per share)                    --          --          --     (658,000)         --          --            --      (658,000)
                                ----------  ----------  ----------  -----------   ---------   ---------   -----------   -----------
Balance, September 30, 2006      4,197,642  $  420,000  $6,203,000  $10,064,000   $      --   2,313,277   $(5,895,000)  $10,792,000
                                ==========  ==========  ==========  ===========   =========   =========   ===========   ===========

                See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

       YEARS ENDED SEPTEMBER 30, 2006, OCTOBER 1, 2005 AND OCTOBER 2, 2004

                                                                                2006          2005           2004
                                                                                ----          ----           ----
Cash Flows from Operating Activities:
   Net income                                                               $ 1,250,000    $ 1,107,000    $   440,000
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                          1,817,000      1,543,000      1,545,000
       Loss on abandonment of property and equipment                             61,000        121,000        367,000
       Insurance recovery, net of casualty loss                                (666,000)            --             --
       Gain on sale of marketable securities                                    (78,000)            --             --
       Deferred income taxes                                                   (120,000)        18,000       (162,000)
       Deferred rent                                                            (18,000)            --             --
       Minority interests in earning of consolidated limited partnerships       312,000        403,000        301,000
       Income from unconsolidated limited partnership                           (31,000)       (18,000)        (6,000)
       Recognition of deferred revenues                                          (8,000)        (8,000)            --
       Changes in operating assets and liabilities:
         (Increase) decrease in:
           Due from franchisees                                                (450,000)      (119,000)            --
           Other receivables                                                   (221,000)        82,000        106,000
           Inventories                                                         (225,000)      (340,000)      (288,000)
           Prepaid expenses                                                     (92,000)      (156,000)       316,000
           Refundable deposit, major supplier                                        --             --         77,000
           Other assets                                                        (375,000)       (82,000)      (359,000)
         Increase (decrease) in:
           Accounts payable and accrued expenses                              1,180,000         83,000        198,000
           Income taxes payable                                                 (31,000)       304,000        518,000
           Due to franchisees                                                  (225,000)      (274,000)       358,000
                                                                            -----------    -----------    -----------
             Net cash provided by operating activities                        2,080,000      2,664,000      3,411,000
                                                                            -----------    -----------    -----------

Cash Flows from Investing Activities:
   Collections on notes and mortgages receivable                                 17,000         21,000         19,000
   Purchase of property and equipment                                        (3,710,000)    (2,095,000)    (1,532,000)
   Acquisition of subsidiary                                                   (601,000)            --             --
   Distributions from unconsolidated limited partnership                             --         20,000         14,000
   Proceeds from redemption of certificate of deposit                                --             --        354,000
   Investment in marketable securities                                               --             --       (144,000)
   Proceeds from insurance settlement                                           700,000             --             --
                                                                            -----------    -----------    -----------
             Net cash used in investing activities                           (3,594,000)    (2,054,000)    (1,289,000)
                                                                            -----------    -----------    -----------

Cash Flows from Financing Activities:
   Payments of long-term debt                                                  (489,000)      (309,000)      (278,000)
   Proceeds from long-term debt                                                      --        250,000             --
   Proceeds from line of credit                                                 762,000             --             --
   Dividends paid                                                              (658,000)      (609,000)      (581,000)
   Purchase of treasury stock                                                  (139,000)      (353,000)      (201,000)
   Distributions to limited partnerships' minority partners                  (1,054,000)    (1,218,000)    (1,131,000)
   Proceeds from limited partnership interests                                2,000,000*     1,365,000**    1,325,000***
   Proceeds from exercise of stock options                                      116,000          2,000         93,000
                                                                            -----------    -----------    -----------
             Net cash provided by (used in) financing activities                538,000       (872,000)      (773,000)
                                                                            -----------    -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents                           (976,000)      (262,000)     1,349,000

Cash and Cash Equivalents, Beginning                                          2,674,000      2,936,000      1,587,000
                                                                            -----------    -----------    -----------

Cash and Cash Equivalents, Ending                                           $ 1,698,000    $ 2,674,000    $ 2,936,000
                                                                            ===========    ===========    ===========


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
     Interest                                                               $   206,000    $   116,000    $   136,000
                                                                            ===========    ===========    ===========
     Income taxes                                                           $   881,000    $   225,000    $   173,000
                                                                            ===========    ===========    ===========

   Non-Cash Financing and Investing Activities:
     Purchase of vehicles in exchange for debt                              $    70,000    $   302,000    $        --
                                                                            ===========    ===========    ===========
     Purchase of Josar Investments, LLC in exchange for debt                $ 3,280,000    $        --    $        --
                                                                            ===========    ===========    ===========
     Sale of marketable securities not settled by September 30, 2006        $   381,000    $        --    $        --
                                                                            ===========    ===========    ===========

* exclusive of the Company's investment in the limited partnership owning the restaurant in Pinecrest, Florida of $1,300,000.
** exclusive of the Company's investment in the limited partnership owning the restaurant in Wellington, Florida of $485,000.
*** exclusive of the Company's investment in the limited partnership owning the restaurant in Stuart, Florida of $175,000.

                See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             SEPTEMBER 30, 2006, OCTOBER 1, 2005 AND OCTOBER 2, 2004


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Capitalization

             Incorporated in 1959, Flanigan's Enterprises, Inc. ("Flanigan's" or the "Company") operates in South Florida as a chain of full-service restaurants and package liquor stores. Restaurant food and beverage sales make up the majority of total revenue. At September 30, 2006, the Company owned and operated two full-service restaurants, five package liquor stores and four combination full-service restaurants and package liquor stores in South Florida. In addition, the Company operates one full-service restaurant in South Florida pursuant to a management agreement with an unrelated third party and owns one club in Atlanta, Georgia, which is operated pursuant to a management agreement with an unrelated third party. The Company holds interests in seven limited partnerships as general partner. The Company's restaurants are operated under the "Flanigan's Seafood Bar and Grill" servicemark while the Company's package stores are operated under the "Big Daddy's Liquors" servicemark.

             The Company's Articles of Incorporation, as amended, authorize the Company to issue and have outstanding at any one time 5,000,000 shares of common stock at a par value of $.10.

             The Company operates under a 52-53 week year ending the Saturday closest to September 30. Fiscal years 2006 and 2005 are each comprised of a 52-week period, while fiscal year 2004 is comprised of a 53-week period.

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

         Use of Estimates

             The consolidated financial statements and related disclosures are prepared in conformity with accounting principles generally accepted in the U.S. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. These estimates include assessing the estimated useful lives of tangible assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

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

         Liquor Licenses

             In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), liquor licenses are no longer being amortized, but are tested annually for impairment (see Note 7).

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

             The estimated useful lives range from three to five years for vehicles, and three to seven years for furniture and equipment. Leasehold interests are amortized over the term of the lease up to a maximum of 15 years. Leasehold improvements are currently being amortized over the life of the lease up to a maximum of 20 years. The building and building improvements of the corporate offices in Fort Lauderdale, Florida and the combination restaurant and package liquor store in Hallandale, Florida owned by the Company are being depreciated over forty years.

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

         Concentrations of Credit Risk

             Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, investments, other receivables and notes and mortgages receivable.

         Cash and Cash Equivalents

             From time to time during the year, the Company had deposits in financial institutions in excess of the federally insured limits. At September 30, 2006, the Company had deposits in excess of federally insured limits of approximately $1,611,000. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.

         Notes and Mortgages Receivable

             Notes and mortgages receivable arise primarily from the sale of operating assets, including liquor licenses. Generally, those assets serve as collateral for the receivable. Management believes that the collateral, coupled with the credit standing of the purchasers, limits these risks.

         Major Supplier

             Throughout fiscal years 2006, 2005 and 2004, the Company purchased substantially all of its food products from its major supplier pursuant to a master distribution agreement which entitled the
             Company to receive certain purchase discounts, rebates and advertising allowances. Management believes that several other alternative vendors are available, if necessary.

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

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Pre-opening Costs

             Pre-opening costs are those typically associated with the opening of a new restaurant and generally include payroll costs associated with the "new restaurant openers" (a team of select employees who travel to new restaurants to ensure that the Company's high standards for quality are met), rent and promotional costs. Pre-opening costs are expensed as incurred. Pre-opening costs incurred for the fiscal years ended September 30, 2006, October 1, 2005 and October 2, 2004 were approximately $343,000, $416,000 and $315,000, respectively.

         Advertising Costs

             Advertising costs are expensed as incurred. Advertising costs incurred for the years ended September 30, 2006, October 1, 2005 and October 2, 2004 were approximately $464,000, $375,000 and $319,000 respectively.

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

             Derivatives are held only for the purpose of hedging such risks, not for speculation. Generally, the Company entered into the hedging relationship such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the value of the derivative. At September 30, 2006, a hedging relationship existed for the mortgage obligation described in Note 9. Subsequent to the end of fiscal year 2006, the Company re-financed this mortgage obligation and terminated this hedging relationship. See Note 17.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Income Taxes

             The Company accounts for its income taxes using SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

         Stock-Based Compensation

             On January 1,  2006,  the  Company  adopted  SFAS No. 123  (revised
             2004), "Share-Based Payment," (SFAS No. 123R) to account for stock-based employee compensation. Among other items, SFAS 123R eliminates the use of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for stock-based awards based on the grant date fair value of those awards in their financial statements. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption. For stock-based awards granted or modified subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, will be recognized in the consolidated financial statements over the vesting period. This application requires the Company to record compensation expense for all awards granted to employees and directors after the adoption date and for the unvested portion of awards that are outstanding at the date of adoption. The Company had no unvested stock options as of January 1, 2006 and granted no stock options in the nine months ended September 30, 2006, so there is no impact of SFAS No. 123R on the Company's consolidated financial statements for the year ended September 30, 2006. In accordance with the modified prospective method, the Company's consolidated financial statements for prior periods have not been restated to reflect and do not include the impact of SFAS No. 123R.

             Had compensation cost for the options been determined based on the fair value at the grant date during fiscal years 2005 and 2004, consistent with SFAS 123, the Company's net income would have been as follows:

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Stock-Based Compensation (Continued)
                                                            2005         2004
                                                            ----         ----

             Net income, as reported                     $1,107,000    $440,000
             Deduct:  Total stock-based employee
                compensation expense determined
                under fair value based method for
                all awards, net of related tax effects      (88,000)    (25,000)
                                                         ----------    --------

             Pro forma net income                        $1,019,000    $415,000
                                                         ==========    ========


             Earnings Per Share:
                Basic:
                   As reported                           $     0.58    $   0.23
                   Pro forma                             $     0.54    $   0.22
                Diluted:
                   As reported                           $     0.58    $   0.23
                   Pro forma                             $     0.53    $   0.21

             The Company used the Black-Scholes option-pricing model to determine the fair value of grants made in 2004. For purposes of disclosure, the estimated fair value of the options were being amortized to expense over the options vesting period of one year. The following assumptions were applied in determining the pro forma compensation cost:

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

         Reclassifications

             Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the presentation of the 2006 consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recently Issued Accounting Pronouncements

             In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related disclosures using both the rollover and the iron curtain approach. SAB 108 applies to annual financial statements for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on its financial condition or results of operation.

             In September 2006, the FASB issued SFAS 157, "Fair Value Measurements" which provides guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 at the beginning of 2008 to have a material impact

             In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of Interpretation No. 48 to have a material impact.

             On April 13, 2006, the FASB issued FSP No. FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)," which requires the use of a "by design" approach for determining whether an interest is variable when applying FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This approach includes evaluating whether an interest is variable based on a thorough understanding of the design of the potential variable interest entity ("VIE"), including the nature of the risks that the potential VIE was designed to create and pass along to interest holders in the entity. The guidance in this FSP is effective for reporting periods beginning after June 15, 2006. The Company adopted the guidance presented in this FSP in the fourth quarter of 2006 on a prospective basis. The implementation did not have an effect on the results of operations or financial position.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recently Issued Accounting Pronouncements (Continued)

             On  February  3,  2006,  the  FASB  issued  FSP  No.  FAS  123(R)-4
             "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event." This FSP amends SFAS No. 123(R), addressing cash settlement features that can be exercised only upon the occurrence of a contingent event that is outside the employee's control. These instruments are not required to be classified as a liability until it becomes probable that the event will occur. The Company adopted this FSP in the second quarter of 2006. The implementation did not have an effect on the results of operations or financial position.

             In November 2005, the FASB issued final FASB Staff Position ("FSP") FAS No. 123R-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." The FSP provides an alternative method of calculating excess tax benefits from the method defined in SFAS No. 123R for share-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting SFAS No. 123R using either the modified retrospective or modified prospective method. Up to one year from the initial adoption of SFAS No. 123R or effective date of the FSP is provided to make this one-time election. However, until an entity makes its election, it must follow the guidance in SFAS No. 123R. The FSP is effective upon initial adoption of SFAS No. 123R and became effective for the Company in the second quarter of 2006. The Company is currently evaluating the allowable methods for calculating excess tax benefits and have not yet determined whether it will make a one-time election to adopt the transition method described in this FSP, nor the expected impact on its position or results of operation.

             In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 carries forward without change the guidance contained in Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial condition, results of operations, or liquidity.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recently Issued Accounting Pronouncements (Continued)

             In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143." This Interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this standard did not have a material impact on the financial condition, results of operations, or liquidity of the Company.

             In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement No. 123(R) will require the fair value of all stock based awards issued to employees to be recorded as an expense over the related vesting period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock based awards outstanding at the date of adoption. This statement became effective January 1, 2006. The adoption of this standard did not have a material impact on the financial condition or results of operations of the Company.

NOTE 2.  ACQUISITION

         On July 26, 2006, the Company acquired Josar Investments, LLC (Josar) for $3,876,000 of total consideration. The assets acquired, liabilities assumed and the results of operations have been included in the Company's consolidated financial statements as of that date. The acquisition of Josar included the purchase by the Company of 100% of the membership interests of Josar, which became a wholly owned subsidiary of the Company. The Company purchased Josar for the purpose of acquiring the land and building owned by Josar and leased by the Company for a combination restaurant and package liquor store operation. The purchase price was fully attributed to the fair value of the land and building.

         Contemporaneous to closing on the purchase of Josar, the Company entered into a mortgage loan on the property acquired together with property owned by the Company adjacent thereto for $3,280,000. Proceeds from the mortgage loan were used to satisfy a portion of the purchase price, to retire the previous mortgage loan on the Company's adjacent property for $266,000 and to pay certain fees associated with the transaction.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  INVESTMENTS

         Cost and fair value of investments available for sale are as follows:

                                                                     2005
                                                                     ----
         Cost - equity instruments                                 $303,000
         Gross unrealized gains                                      50,000
                                                                   --------
         Total                                                     $353,000
                                                                   ========

         All funds held at October 1, 2005 were invested in marketable securities of one entity. This investment was sold during the fiscal year ended September 30, 2006, resulting in a gain on sale of approximately $78,000.

NOTE 4.  NOTES AND MORTGAGES RECEIVABLE

         Receivables consist of the following at September 30, 2006 and October 1, 2005:

                                                                                       2006       2005
                                                                                       ----       ----
         Notes and mortgages receivable from unrelated parties, bearing interest at rates ranging from 10.5% to 15% and due in varying
         installments through 2013                                                   $ 45,000  $ 51,000

         Mortgage  receivable  from  related  party,  bearing  interest  at 14%
         and due in installments through 2011                                          70,000    81,000
                                                                                     --------  --------

                                                                                      115,000   132,000
         Current portion                                                               12,000    16,000
                                                                                     --------  --------
                                                                                     $103,000  $116,000
                                                                                     ========  ========

         The majority of the notes and mortgages receivable represent amounts owed to the Company for store operations which were sold. Unless a significant amount of cash is received on the sale, a pro rata portion of the gain is deferred and recognized only as payments on the notes and mortgages are received by the Company. Any losses on sales of stores are recognized currently. Approximately $8,000 of deferred gain was recognized on collections of such notes receivable during each of the fiscal years ended September 30, 2006 and October 1, 2005 and $6,000 was recognized during the fiscal year ended October 2, 2004.

         Future scheduled payments on the receivables at September 30, 2006 consist of the following:

          2007                                               $12,000
          2008                                                14,000
          2009                                                16,000
          2010                                                19,000
          2011                                                 9,000
          Thereafter                                          45,000
                                                            --------
                                                            $115,000
                                                            ========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 5.  PROPERTY AND EQUIPMENT

                                                              2006          2005
                                                              ----          ----
         Furniture and equipment                          $ 8,057,000   $ 7,367,000
         Leasehold interests and improvements              15,716,000    13,309,000
         Land and land improvements                         4,203,000     1,024,000
         Building and improvements                          2,121,000     1,168,000
         Vehicles                                             665,000       585,000
         Construction in progress                                  --       260,000
                                                          -----------   -----------
                                                           30,762,000    23,713,000
         Less accumulated depreciation and amortization    11,823,000    10,586,000
                                                          -----------   -----------
                                                          $18,939,000   $13,127,000
                                                          ===========   ===========

NOTE 6.  INVESTMENTS IN LIMITED PARTNERSHIPS

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

         Beginning with the limited partnership which owns the restaurant in Surfside, Florida and for all limited partnerships formed subsequent thereto for the purpose of owning and operating a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark, a standard financial arrangement has been used in each limited partnership agreement. Under this financial arrangement, until the limited partnership has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant, the limited partnership receives an aggregate sum equal to 25% of the initial investment of all limited partners first each year, with any additional net profit divided equally between the Company, as manager of the restaurant, and the limited partnership. Once the limited partnership has received an aggregate sum equal to the initial investment of all limited partners from the net profit from the operation of the restaurant, the net profit is divided equally between the Company, as manager of the restaurant, and the limited partnership. As of September 30, 2006, the limited partnerships which own the restaurants in Kendall, Florida, West Miami, Florida and Surfside, Florida have each received an aggregate sum equal to the initial investment of their respective limited partners from the net profit from the operation of their respective restaurants and the Company receives one-half (1/2) of the net profit as manager of each restaurant. The Company plans to continue forming limited partnerships to raise funds to own and operate restaurants under the "Flanigan's Seafood Bar and Grill" servicemark using the same financial arrangement.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 6.  INVESTMENTS IN LIMITED PARTNERSHIPS   (Continued)

             Each limited partnership agreement, excluding only the limited partnership agreement for the franchised restaurant in Fort Lauderdale, Florida which is governed by a franchise agreement, gives the limited partnership the right to use the "Flanigan's Seafood Bar and Grill" servicemark for a fee equal to 3% of the gross sales from the operation of the restaurant, while the Company acts as general partner only. This 3% fee is "earned" when sales are made by the limited partnerships and is paid weekly, in arrears. The Company manages the books and records of all limited partnerships, including collecting funds generated by the same. As a result, the 3% fee is paid to the Company by book entry on a weekly basis and is never delinquent.

         Pinecrest, Florida

             During the fourth quarter of fiscal year 2006, the limited partnership completed the structural repairs and its interior build-out of the business premises in Pinecrest, Florida for the operation of a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark. During the third quarter of fiscal year 2006, the limited partnership completed its private offering, raising the sum of $3,300,000 to reimburse the Company for advances of $1,506,000 made to the limited partnership in excess of its investment in the same, to complete the renovations to the business premises and to provide working capital. The Company continues to act as general partner and is also the owner of a thirty nine percent limited partnership interest, as are other related parties, including, but not limited to officers and directors of the Company and their families. This restaurant opened for business on August 14, 2006. This entity is consolidated in the accompanying financial statements.

         Surfside, Florida

             The Company has an investment in a limited partnership, which purchased the assets of a restaurant in Surfside, Florida and renovated it for operation under the "Flanigan's Seafood Bar and Grill" servicemark. The Company acts as general partner of the limited partnership and is also a forty-two percent limited partner. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors. As of the second quarter of fiscal year 2006, the limited partners had received distributions from the limited partnership equal to their original investment and pursuant to the limited partnership agreement, the Company thereafter receives fifty percent of the net profit from the operation of the restaurant as a management fee. This entity is consolidated in the accompanying financial statements.

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

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 6.  INVESTMENTS IN LIMITED PARTNERSHIPS   (Continued)

         West Miami, Florida

             The Company owns an investment in a limited partnership, which purchased, renovated and now operates a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark in West Miami, Florida. The Company is the general partner and has a twenty-five percent limited partnership interest. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors. As of December 31, 2005, the limited partners had received distributions from the limited partnership equal to their original investment and pursuant to the limited partnership agreement, the Company thereafter receives fifty percent of the net profit from the operation of the restaurant as a management fee. This entity is consolidated in the accompanying financial statements.

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

         Wellington, Florida

             The Company owns an investment in a limited partnership, which acquired, renovated and now operates a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark in Wellington, Florida. The Company is the general partner and has a twenty six percent limited partnership interest. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors. This restaurant opened for business on May 27, 2005. This entity is consolidated in the accompanying financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 6.  INVESTMENTS IN LIMITED PARTNERSHIPS   (Continued)

         Davie, Florida

             During the first quarter of fiscal year 2006, the Company, as agent for a Florida limited partnership to be formed, entered into a contract to purchase an existing restaurant in Davie, Florida for a purchase price of $650,000 to renovate and operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark. Subsequent to the end of fiscal year 2006, a limited partnership was formed with the Company as general partner, which limited partnership expects to enter into a new lease for the business premises and close on the purchase at the start of the second quarter of fiscal year 2007. The initial estimate for renovations and pre-opening expenses is $1,700,000. The funds necessary will be raised through a private offering by the limited partnership. The Company will act as general partner and own up to thirty percent of the limited partnership. The restaurant is expected to open for business during the fourth quarter of fiscal year 2007.

         Pembroke Pines, Florida

             During the third quarter of fiscal year 2006, the Company, as agent for a Florida limited partnership to be formed, entered into a contract to purchase an existing restaurant in Pembroke Pines, Florida for a purchase price of $500,000 to renovate and operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark. Subsequent to the end of fiscal year 2006, a limited partnership was formed with the Company as general partner, which limited partnership entered into a new lease for the business premises and closed on the purchase. The purchase price was reduced to approximately $305,000 due to the fact that site plan restrictions in the plat where the business premises is located would not permit outdoor seating and the liquor license owned by the seller was a restaurant liquor license, with no market value, rather than a quota liquor license, with a market value of $145,000, as contracted. The initial estimate for renovations and pre-opening expenses is $1,600,000. The funds necessary will be raised through a private offering by the limited partnership. The Company will act as general partner and will own up to thirty percent of the limited partnership. The restaurant is expected to open for business during the third quarter of fiscal year 2007.

         Fort Lauderdale, Florida

             The Company has a franchise agreement with a limited partnership which owns a restaurant in Fort Lauderdale. The Company is a twenty-five percent limited partner in the franchise. Other related parties, including, but not limited to, officers and directors of the Company and their families are also investors. This entity is reported using the equity method in the accompanying consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 6.   INVESTMENTS IN LIMITED PARTNERSHIPS   (Continued)

             The  following  is  a  summary  of  condensed  unaudited  financial
             information   pertaining  to  the  Company's  limited   partnership
             investment in Fort Lauderdale, Florida:

                                            2006         2005          2004
                                            ----         ----          ----
             Financial Position:
               Current assets            $   68,000   $   47,000   $  109,000
               Non-current assets           588,000      544,000      483,000
               Current liabilities           88,000      134,000      118,000
               Non-current liabilities       71,000       81,000       91,000

             Operating Results:
               Revenues                   2,171,000    2,111,000    2,244,000
               Gross profit               1,426,000    1,378,000    1,438,000
               Net income                   122,000       72,000       25,000

NOTE 7.  LIQUOR LICENSES

         The Company stopped amortizing liquor licenses September 29, 2002. Liquor licenses are tested for impairment in September of each fiscal year. The fair value of liquor licenses at September 30, 2006, exceeded the carrying amount; therefore, no impairment loss was recognized. The fair value of the liquor licenses was evaluated by comparing the carrying value to recent sales for similar liquor licenses in the County issued. At September 30, 2006 and October 1, 2005, the total carrying amount of liquor licenses was approximately $347,000. There were no liquor licenses acquired in fiscal year 2006 which require capitalization.

NOTE 8.  INCOME TAXES

         The components of the Company's provision for income taxes for fiscal years 2006, 2005 and 2004 are as follows:

                             2006         2005         2004
                             ----         ----         ----
             Current:
                Federal   $ 703,000    $ 407,000    $ 252,000
                State       167,000      118,000       80,000
                          ---------    ---------    ---------
                            870,000      525,000      332,000
                          ---------    ---------    ---------
             Deferred:
                Federal     (94,000)      21,000     (146,000)
                State       (26,000)      (3,000)     (16,000)
                          ---------    ---------    ---------
                           (120,000)      18,000     (162,000)
                          ---------    ---------    ---------
                          $ 750,000    $ 543,000    $ 170,000
                          =========    =========    =========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8.  INCOME TAXES (Continued)

         A reconciliation of income tax computed at the statutory federal rate to income tax expense is as follows:

                                                                2006         2005         2004
                                                                ----         ----         ----
             Tax provision at the statutory rate of 34%      $ 795,000    $ 561,000    $ 207,000
             State income taxes, net of federal income tax      93,000       76,000       40,000
             Tax benefit of tip credit generated              (127,000)    (118,000)    (125,000)
             Tax benefit of employee retention credit          (14,000)          --           --
             Other                                               3,000       24,000       48,000
                                                             ---------    ---------    ---------
                                                             $ 750,000    $ 543,000    $ 170,000
                                                             =========    =========    =========

         At October 1, 2005, the Company had alternative minimum tax credit carryforwards available of approximately $61,000, which were utilized in the fiscal year ending September 30, 2006.

         The Company has deferred tax assets which arise primarily due to depreciation recorded at different rates for tax and book purposes offset by cost basis differences in depreciable assets due to the deferral of the recognition of insurance recoveries on casualty losses for tax purposes, investments in limited partnerships, accruals for potential uninsured claims and bonuses accrued for book purposes but not paid within two and a half months for tax purposes, and the capitalization of certain inventory costs for tax purposes not recognized for financial reporting purposes.

         The components of the deferred tax assets were as follows at September 30, 2006 and October 1, 2005:

                                                                   2006       2005
                                                                   ----       ----
             Current:
                Reversal of aged payables                        $ 27,000   $     --
                Capitalized inventory costs                        22,000         --
                Accrued bonuses                                   132,000         --
                Accruals for potential uninsured claims             6,000     29,000
                                                                 --------   --------
                                                                 $187,000   $ 29,000
                                                                 ========   ========
             Long-Term:
                Book/tax differences in property and equipment   $233,000   $351,000
                Alternative minimum tax credit                         --     61,000
                Limited partnership investments                   164,000     23,000
                                                                 --------   --------
                                                                 $397,000   $435,000
                                                                 ========   ========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9.  DEBT

         Long-Term Debt
                                                                                           2006            2005
                                                                                           ----            ----
             Mortgage payable to bank;  secured by first mortgage on a building;
             payable $2,248 per month, plus interest through maturity in August,
             2008, at which time the unpaid principal of approximately  $736,000 plus unpaid  interest  becomes due. The Company has entered into an interest rate swap agreement for a notional amount of approximately
             $895,000.  The  interest  rate swap  agreement  hedges the variable
             interest rate of the mortgage payable to a fixed rate of 8.62%.             $788,000        $813,000

             Note  payable to bank by limited  partnership,  unsecured,  bearing interest at 6.5%, payable in monthly installments of principal and
             interest of approximately $4,600, maturing in March 2008.                     79,000         127,000

             Mortgage payable,  secured by land, bearing interest at 8%; payable in monthly  installments of principal and interest of approximately
             $3,000, which mortgage was paid off during the fourth quarter of
             fiscal 2006.                                                                       -         275,000

             Mortgage payable, secured by land and building, bearing interest at
             7.5%; payable in monthly installments of principal and interest of
             $26,645, maturing in August 2013.                                          3,274,000               -

             Notes  payable to bank,  secured by vehicles,  bearing  interest at
             0.9% payable in monthly installments of principal and interest of
             approximately $1,800 per month, maturing in October 2007.                     24,000          46,000

             Note  payable  to finance  company,  secured  by  vehicle,  bearing interest at 9.25%, payable in monthly installments of principal and interest of approximately  $4,500 through maturity in July 2010, at
             which time the unpaid principal of $45,000 becomes due.                      196,000         227,000

             Note  payable  to finance  company,  secured  by  vehicle,  bearing interest at 9.04%, payable in monthly installments of principal and
             interest of approximately $1,300 through maturity in February 2011.           58,000             ---

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9.  DEBT (Continued)

         Long-Term Debt (Continued)
                                                                                           2006           2005
                                                                                           ----           ----
             Note payable to bank, unsecured,  bearing interest at prime payable in monthly  installments of principal and interest of approximately
             $3,100, which was paid off during the second quarter of fiscal year
             2006 with funds drawn on the Company's line of credit.
                                                                                               --          69,000
                                                                                       ----------      ----------
                                                                                        4,419,000       1,557,000
             Less current portion                                                         223,000         174,000
                                                                                       ----------      ----------
                                                                                       $4,196,000      $1,383,000
                                                                                       ==========      ==========

             Long-term debt at September 30, 2006 matures as follows:

              2007                                                                       $223,000
              2008                                                                        925,000
              2009                                                                        145,000
              2010                                                                        190,000
              2011                                                                        110,000
              Thereafter                                                                2,826,000
                                                                                       ----------
                                                                                       $4,419,000
                                                                                       ==========

         Line of Credit

             As of the end of fiscal 2006, the Company has a $2,000,000 line of credit, which has a variable interest rate at prime and is payable in monthly installments of interest only on the outstanding principal balance, with a two (2) year maturity in the second quarter of fiscal year 2008. Subsequent to the end of fiscal 2006, the Company increased its line of credit to $2,650,000, under the same terms and conditions. However, the Company granted its lender a second mortgage on its corporate offices as additional collateral for the increase in the line of credit in addition to a security interest in substantially all of the assets of the Company. As of September 30, 2006, the line of credit had a principal balance of $762,000. Subsequent to the end of fiscal year 2006, the Company drew additional funds on its line of credit, in the aggregate amount of $1,200,000, raising the total outstanding balance to $1,962,000.

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

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

         Leases

             The Company leases a substantial portion of the land and buildings used in its operations under leases with initial terms expiring between 2007 and 2049. Renewal options are available on many of the leases. Most of the leases are fixed rent agreements. In two instances, lease rentals are subject to sales overrides ranging from 1.75% to 4% of annual sales in excess of between $1,162,000 and $1,200,000. Rent expense is recognized on a straight line basis over the term of the lease. Certain of the leases are subject to fair market rental appraisals at the time of renewal. Certain properties are subleased through various expiration dates.

             During the fourth quarter of fiscal year 2001, the Company entered into a ground lease for an out parcel in Hollywood, Florida. The Company constructed a building on the out parcel, one-half (1/2) of which is used by the Company for the operation of a package liquor store and the other one-half (1/2) was subleased by the Company as retail space during the second quarter of fiscal 2004. Rent for the retail space commenced January 1, 2005, and income of $45,000 and $31,400 was derived from this source during fiscal years ending September 30, 2006 and October 1, 2005, respectively.

             Future minimum lease payments under non-cancelable operating leases are as follows:

              2007                                            $ 2,156,000
              2008                                              2,026,000
              2009                                              1,842,000
              2010                                              1,682,000
              2011                                              1,300,000
              Thereafter                                        6,604,000
                                                              -----------
                 Total                                        $15,610,000
                                                              ===========

             Total rent expense for all operating leases was approximately $2,355,000, $2,158,000 and $1,957,000 in fiscal years 2006, 2005 and 2004, respectively, and is included in "Occupancy costs" in the accompanying consolidated statements of income. This total rent expense is comprised of the following:

                             2006         2005          2004
                             ----         ----          ----

             Minimum      $2,172,000   $2,158,000   $1,957,000
             Contingent      183,000      175,000      159,000
                          ----------   ----------   ----------
             Total        $2,355,000   $2,333,000   $2,116,000
                          ==========   ==========   ==========

             The Company guarantees various leases for franchisees. Remaining rental payments required under these leases total approximately $1,570,000.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

         Purchase Commitments

             Effective  December 1, 2006,  the Company  entered  into a purchase agreement with its rib supplier. The terms of the agreement stipulate that the Company will purchase approximately $2,800,000 of baby back ribs during the 2007 calendar year at a fixed cost. The Company contracts for the purchase of baby back ribs on an annual basis to fix the cost and ensure adequate supply for the calendar year. The Company purchases all of its rib supply from this vendor, but management believes that several other alternative vendors are available, if necessary.

         Franchise Program

             At September 30, 2006, the Company was the franchisor of seven units under franchise agreements. Of the seven franchised stores, four are owned and operated by related parties. Under the franchise agreements, the Company agrees to provide guidance, advice and management assistance to the franchisees. In addition, the Company acts as fiscal agent for the franchisees whereby the Company collects all revenues and pays all expenses and distributions. The Company also, from time to time, advances funds on behalf of the franchisees for the cost of renovations. The resulting amounts receivable from and payable to these franchisees are reflected in the accompanying consolidated balance sheet as either an asset or a liability. The Company also agrees to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. The franchise agreements provide for royalties to the Company of approximately 3% of gross sales. The Company is not currently offering or accepting new franchises.

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

             Bonuses for fiscal year 2004 under the employment agreement amounted to approximately $224,000 (none in 2006 or 2005).

             As of September 30, 2006, the Company had no employment agreements.

             During the second quarter of fiscal year 2005, the Board of Directors approved an annual performance bonus, with 14% of the pre-tax net income before depreciation and amortization in excess of $650,000 paid to the Chief Executive Officer and 6% paid to other members of management. Bonuses for fiscal year 2006 and 2005 amounted to approximately $523,000 and $448,000, respectively.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

         Employment Agreement/Bonuses (Continued)

             During the second quarter of fiscal year 2005, the Board of Directors also approved an annual performance bonus, with 5% of the pre-tax net income before depreciation and amortization from the Company's restaurants and the Company's share of the pre-tax net income before depreciation and amortization from the restaurants owned by the limited partnerships paid to the Chief Operating Officer and 5% paid to the Chief Financial Officer. Bonuses for fiscal year 2006 and 2005 amounted to $298,000 and $216,000, respectively.

             During the second quarter of fiscal year 2005, the Board of Directors approved an annual performance bonus, with 3% of the pre-tax net income before depreciation and amortization from the package liquor stores paid to the Vice President of Package Operations and 2% paid to the package store supervisor. Bonuses for fiscal year 2006 and 2005 amounted to $52,000 and $48,000, respectively.

         Management Agreements

             Atlanta, Georgia

                During fiscal years 2006, 2005 and 2004, the Company received an owner's fee pursuant to a management agreement with a non-related company that operates a club in Atlanta, Georgia, which club is owned by the Company. The non-related company entered into a new lease agreement for the business premises, which new lease commenced May 1, 2006 for a period of ten (10) years, with one (1) ten (10) year renewal option. The Company has no liability on the new lease, but since the non-related company still operates under the management agreement, the
                Company continues to receive an owner's fee of $150,000 per year, paid monthly, versus ten (10%) percent of gross sales from the club, whichever is greater, subject to adjustment annually as rental increases under the new lease take effect. One-half (1/2) of the rental increases will be credited against the owner's fee, each year, provided the owner's fee is never less than $150,000 per year. The management agreement provided for a security deposit of $200,000, but during fiscal year 2005 and 2006, $130,000 and $70,000, respectively of the security deposit was applied towards outstanding additional owner's fee due the Company. As of September 30, 2006, no balance remains of the security deposit. In fiscal years 2006, 2005 and 2004, the owner's fee earned was $224,000, $261,000 and $265,000, respectively.

             Deerfield Beach, Florida

                During the first quarter of fiscal year 2006, the Company entered into a management agreement to operate an existing restaurant in Deerfield Beach, Florida under its current format, "The Whale's Rib", and to be entitled to one-half (1/2) of the net profit from the operation of the same. The term of the management agreement is for ten (10) years, with four (4) five
                (5) year renewal options. The Company paid $500,000 for the management rights to the restaurant. The Company assumed the management of this restaurant on January 9, 2006. For the nine
                (9) months of fiscal year 2006, the Company recognized income under the management agreement of $108,000.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11. COMMON STOCK

         Treasury Stock

             Purchase of Common Shares

                During fiscal years 2006, 2005 and 2004, the Company purchased a total of 14,350, 42,720 and 30,400 shares of Company common stock, respectively, at a total cost of approximately $139,000, $353,000 and $201,000, respectively, under a repurchase program authorized by the Board of Directors. Of the shares of the Company's common stock purchased during fiscal year 2006, 7,500 shares were purchased from the Chief Operating Officer/Director of the Company, at a total cost of approximately $77,000. No shares of the Company's common stock purchased during fiscal years 2005 and 2004 were purchased from officers or directors of the Company.

             Sale of Common Shares

                During fiscal years 2006, 2005 and 2004, the Company sold an aggregate of 24,120, 490 and 20,755 shares of its common stock, respectively, pursuant to the exercise of options, to certain employee and officers for a total of approximately $116,000, $2,000 and $93,000, respectively.

         Stock Options

             There were no options granted during fiscal years 2006 and 2005.

             In May 2004, the Company granted options to purchase 50,000 shares of Company common stock to certain employees. The options vested one year from the grant date, have a five-year life, and an exercise price of $6.35 per share, the then market price of the common stock. At September 30, 2006, options to purchase 45,000 shares remain outstanding and exercisable.

             In October 2003, the Company granted options to purchase 16,550 shares of Company common stock to certain employees. The options vested one year from the grant date, have a five-year life, and an exercise price of $6.14 per share, the then market price of the common stock. At September 30, 2006, options to purchase 12,900 shares remain outstanding and exercisable.

             Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment," (SFAS No. 123R) to account for stock-based employee compensation. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption. The Company had no unvested stock options as of January 1, 2006 and granted no stock options in the nine months ended September 30, 2006, so no compensation cost has been recognized on the Company's consolidated financial statements for the year ended September 30, 2006.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11. COMMON STOCK (Continued)

         Stock Options (Continued)

             Changes in outstanding incentive stock options for common stock are as follows:

                                                     2006        2005         2004
                                                     ----        ----         ----
                Outstanding at beginning of year    100,810     101,900     122,660
                Options granted                          --          --      66,550
                Options exercised                   (24,120)       (490)    (20,755)
                Options expired                      (8,840)       (600)    (66,555)
                                                   --------    --------    --------
                Outstanding at end of year           67,850     100,810     101,900
                                                   --------    --------    --------
                Exercisable at end of year           67,850     100,810      51,900
                                                   ========    ========    ========

             The weighted-average grant-date fair value of the 66,550 options granted during the year ended October 2, 2004 was $419,000 (none in 2005 or 2006).

             The intrinsic value as of the exercise date of the 24,120, 490 and 20,755 stock options exercised during the years ended September 30, 2006, October 1, 2005 and October 2, 2004 were $124,000, $2,000 and
             $42,000 , respectively.

             Weighted average option exercise price information for fiscal years 2006, 2005 and 2004 is as follows:

                                                    2006      2005       2004
                                                    ----      ----       ----

                Outstanding at beginning of year   $  5.75   $  5.77   $  4.61
                                                   =======   =======   =======
                Granted during the year            $    --   $    --   $  6.30
                                                   =======   =======   =======
                Exercised during the year          $  4.83   $  4.56   $  4.50
                                                   =======   =======   =======
                Outstanding at end of year         $  6.27   $  5.75   $  5.77
                                                   =======   =======   =======
                Exercisable at end of year         $  6.27   $  5.75   $  5.20
                                                   =======   =======   =======

             Significant option groups outstanding at September 30, 2006 and related weighted average price and life information are as follows:

                Grant       Options        Options      Exercise     Remaining
                Date      Outstanding    Exercisable     Price      Life (Years)
                ----      -----------    -----------     -----      ------------

                4-2-02        9,950          9,950       $6.10          0.5
               10-1-03       12,900         12,900       $6.14          2.0
               5-20-04       45,000         45,000       $6.35          2.5

             The weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at September 30, 2006 was
             2.2 years. The aggregate intrinsic value of options outstanding and stock options exercisable at September 30, 2006 was approximately $186,000.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 12. NET INCOME PER COMMON SHARE

         The Company follows SFAS No. 128, "Earnings per Share." SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share assume the exercise of options granted. Earnings per share are computed by dividing income available to common stockholders by the basic and diluted weighted average number of common shares.

                                                        2006        2005        2004
                                                        ----        ----        ----

         Basic weighted average shares                1,884,000   1,895,000   1,922,000
         Incremental shares relating to outstanding
           options                                       25,000      28,000      11,000
                                                      ---------   ---------   ---------
         Diluted weighted average shares              1,909,000   1,923,000   1,933,000
                                                      =========   =========   =========

NOTE 13. RELATED PARTY TRANSACTIONS

         The Company's Chief Executive Officer manages one of the Company's franchised stores.

         During fiscal year 2004, the Company incurred legal fees in the form of salary of approximately $55,000 for services provided by a member of the Board of Directors. These legal fees ceased during fiscal year 2004 when this Board member became a full-time employee and the associated salary was included in officers' payroll.

         The Company paid approximately $109,000 in lease rentals to an entity owned and controlled by a former member of its Board of Directors during fiscal year 2004. During fiscal year 2004, the related party sold all related property.

         Also see Notes 4, 6, 10, and 11 for additional related party transactions.

NOTE 14. BUSINESS SEGMENTS

         The Company operates principally in two segments -package stores and restaurants. The operation of package stores consists of retail liquor sales.

         Information concerning the revenues and operating income for the fiscal years ended 2006, 2005 and 2004, and identifiable assets for the two segments in which the Company operates, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash, notes and mortgages receivable, real property, improvements, furniture, equipment and vehicles. The Company does not have any operations outside of the United States and intersegment transactions are not material.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 14. BUSINESS SEGMENTS (Continued)
                                                                   2006             2005           2004
                                                                   ----             ----           ----
         Operating Revenues:
            Restaurants                                        $ 40,457,000    $ 35,829,000    $ 33,698,000
            Package stores                                       13,046,000      11,810,000      10,911,000
            Other revenues                                        1,511,000       1,393,000       1,324,000
                                                               ------------    ------------    ------------
               Total operating revenues                        $ 55,014,000    $ 49,032,000    $ 45,933,000
                                                               ============    ============    ============

         Operating Income Reconciled to Income
         before Income Taxes: and Minority Interest in
         Earnings of Consolidated Limited Partnerships
               Restaurants                                     $  3,311,000    $  3,457,000    $  3,023,000
               Package stores                                       817,000         744,000         348,000
                                                               ------------    ------------    ------------
                                                                  4,128,000       4,201,000       3,371,000
               Corporate expenses, net of other revenues         (2,429,000)     (2,035,000)     (2,098,000)
                                                               ------------    ------------    ------------
               Operating income                                   1,699,000       2,166,000       1,273,000
               Equity in net income of limited partnership           31,000          18,000           6,000
               Minority interest in earnings of consolidated
                 limited partnerships                              (312,000)       (403,000)       (301,000)
               Interest expense, net of interest income            (164,000)        (68,000)        (80,000)
               Other                                                807,000          58,000          79,000
             Loss on abandonment of property and
                  equipment                                         (61,000)       (121,000)       (367,000)
                                                               ------------    ------------    ------------
                     Income Before Income Taxes                $  2,000,000    $  1,650,000    $    610,000
                                                               ============    ============    ============

         Identifiable Assets:
            Restaurants                                        $ 15,635,000    $ 10,277,000    $ 10,033,000
            Package store                                         3,602,000       3,527,000       2,505,000
                                                               ------------    ------------    ------------
                                                                 19,237,000      13,804,000      12,538,000
            Corporate                                             8,161,000       7,295,000       7,236,000
                                                               ------------    ------------    ------------
         Consolidated Totals                                   $ 27,398,000    $ 21,099,000    $ 19,774,000
                                                               ============    ============    ============

         Capital Expenditures:
            Restaurants                                        $  2,891,000    $  1,848,000    $    987,000
            Package stores                                          148,000         251,000         211,000
                                                               ------------    ------------    ------------
                                                                  3,039,000       2,099,000       1,198,000
            Corporate                                               741,000         298,000         334,000
                                                               ------------    ------------    ------------
         Total Capital Expenditures                            $  3,780,000    $  2,397,000    $  1,532,000
                                                               ============    ============    ============

         Depreciation and Amortization:
            Restaurants                                        $  1,255,000    $  1,166,000    $  1,208,000
            Package stores                                          229,000         163,000         133,000
                                                               ------------    ------------    ------------
                                                                  1,484,000       1,329,000       1,341,000
            Corporate                                               333,000         214,000         204,000
                                                               ------------    ------------    ------------
         Total Depreciation and Amortization                   $  1,817,000    $  1,543,000    $  1,545,000
                                                               ============    ============    ============

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 15. QUARTERLY INFORMATION (UNAUDITED)

         The following is a summary of the Company's unaudited quarterly results of operations for the quarters in fiscal years 2006 and 2005.

                                                                       Quarter Ended
                                                 ----------------------------------------------------------
                                                   December 31,     April 1,      July 1,     September 30,
                                                      2005            2006         2006           2006
                                                      ----            ----         ----           ----

         Revenues                                 $ 13,249,000   $ 14,477,000   $13,851,000   $13,437,000
         Income (loss) from operations                 662,000        518,000       654,000      (135,000)
         Net income (loss)                             363,000        582,000       203,000       102,000
         Net income (loss) per share -
           basic                                          .19            .31            .11           .05
         Net income (loss) per share -
           diluted                                        .19            .30            .11           .05
         Weighted average common
            stock outstanding - basic                1,874,776      1,879,809     1,893,486       1,887,167
         Weighted average common
            stock outstanding - diluted              1,913,990      1,908,919     1,920,472       1,912,147

         The  following  is  a  summary  of  the   significant   fourth  quarter
         adjustments for fiscal year 2006:

         Additional accrual for officers' bonuses                                $ 116,000
                                                                                 =========

                                                                       Quarter Ended
                                                 ----------------------------------------------------------
                                                   January 1,       April 2,      July 2,      October 1,
                                                      2005            2005         2005           2005
                                                      ----            ----         ----           ----

         Revenues                                  $11,825,000   $12,449,000   $12,342,000    $12,416,000
         Income from operations                        339,000       598,000       716,000        513,000
         Net income (loss)                             240,000       327,000       499,000         41,000
         Net income (loss) per share -
           basic                                         0.13          0.17           0.26           0.02
         Net income (loss) per share -
           diluted                                       0.12          0.17           0.26           0.02
         Weighted average common
            stock outstanding - basic                1,915,000     1,905,000     1,885,000        1,874,000
         Weighted average common
            stock outstanding - diluted              1,929,000     1,933,000     1,912,000        1,914,000

         The  following  is  a  summary  of  the   significant   fourth  quarter
         adjustments for fiscal year 2005:

         Additional accrual for officers' bonuses                               $  250,000
         Adjusting estimated income taxes to actual                                100,000
         Abandonment of property and equipment                                     121,000
                                                                                ----------
                                                                                $  471,000
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

NOTE 16. 401(k) PLAN

         Effective July 2004, the Company began sponsoring a 401(k) retirement plan covering substantially all employees who met certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. The Company is not required to contribute to the plan but may make discretionary profit sharing and matching contributions. During fiscal year 2006 and 2005, the Company made discretionary contributions of $12,000 and $37,500, respectively (none in 2004).

NOTE 17.  SUBSEQUENT EVENTS

         Hurricane Wilma

             During fiscal year 2006, the Company submitted insurance claims totaling $1,092,300 for damages and losses for business interruption caused when Hurricane Wilma impacted South Florida on October 24, 2005. Other income and expense for fiscal 2006 includes insurance recovery, net of casualty loss, of $666,000 which includes the deletion of the net book value of property and equipment as a result of Hurricane Wilma ($64,000), repair of damage ($138,000) and food waste ($61,000). Subsequent to the end of fiscal year 2006, the Company settled its claims against its insurance carrier for $929,000, ($979,000 less the $50,000 deductible). During fiscal year 2006, the Company received advances in the aggregate amount of $700,000, ($750,000 less the $50,000 deductible), from its insurance carrier and subsequent to the end of fiscal year 2006 received a final payment of $229,000.

         Contracts to Purchase Real Property

             Purchase of Real Property Subject to Ground Lease (Hallandale,FL.)

                Subsequent  to  the  end  of  fiscal  year  2006,   the  Company
                simultaneously entered into a contract and closed on the purchase of the real property which is subject to a ground lease owned by the Company at its combination restaurant and package liquor store located in Hallandale, Florida, (Store #31). The purchase price for this property was $552,500, which was partially financed with an advance of $250,000 on a mortgage (see Note 2).

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 17.  SUBSEQUENT EVENTS (Continued)

         Contracts to Purchase Real Property (Continued)

             Purchase of Real Property Subject to Ground Lease (N. Miami, FL.)

                Subsequent to the end of fiscal year 2006, the Company entered into a contract and closed on the purchase of the real property which is subject to a ground lease owned by the Company and subleased to an unrelated third party located in North Miami, Florida (Store #27). The purchase price for this property was $250,000, which was paid in cash by the Company at closing.

         Internal Revenue Service Audit of Company's Corporate Income Tax Return for the Fiscal Year Ending October 1, 2005

             Subsequent to the end of fiscal year 2006, the Company received notification from the Internal Revenue Service that its corporate income tax return for the fiscal year ending October 1, 2005 was being audited. The audit was completed prior to the end of the first quarter of fiscal year 2007, with the Company agreeing that the sum of $107,000 was due as additional corporate income tax for the fiscal year ending October 1, 2005.

         Re-Financing

             Corporate Offices

                Subsequent to the end of fiscal 2006, the Company re-financed the mortgage note encumbering the Company's corporate offices. The new mortgage, in the original principal amount of $1,000,000, bears interest at the rate of 7.25% per annum, is amortized over twenty (20) years with equal monthly payments of principal and interest, each in the amount of $8,000, with the entire principal balance and all accrued interest due in seven
                (7) years. The pre-payment of the mortgage note, which otherwise matured in August, 2008, incurred a prepayment penalty of $17,000.



         Schedule II - Valuation and Qualifying Accounts

             The Company maintains no accounts that qualify for this schedule for each of the three years ended September 30, 2006, October 1, 2005 or October 2, 2004.

--------------------------------------------------------------------------------