Form 10-Q
period 2006-12-30
FLANIGANS ENTERPRISES INC
filed 2007-02-13
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 30, 2006

                                       or

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

Indicate the number of shares outstanding of each of the issuers classes of Common Stock as of the latest practicable date. On February 13, 2007, 1,889,915 shares of Common Stock, $0.10 par value, were outstanding.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                DECEMBER 30, 2006


PART  I. FINANCIAL INFORMATION

Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            Consolidated Statements of Income -- For the Thirteen Weeks ended December 30, 2006 and December 31, 2005 (Unaudited)

            Consolidated Balance Sheets -- As of December 30, 2006 (Unaudited) and September 30, 2006

            Consolidated Statements of Cash Flows- For the Thirteen Weeks ended December 30, 2006 and December 31, 2005 (Unaudited)

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

 Exhibit - 31.2

 Exhibit - 32.1

 Exhibit - 32.2

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)

                                                  Thirteen Weeks  Thirteen Weeks
                                                      Ended            Ended
                                                   DECEMBER 30      DECEMBER 31
                                                       2006            2005
                                                   ------------    ------------
Revenues:
  Restaurant food sales                            $      9,030    $      7,394
  Restaurant beverage sales                               2,087           1,733
  Package store sales                                     3,482           3,753
  Franchise-related revenues                                300             261
  Owner's fee                                                40              38
  Other operating income                                     46              70
                                                   ------------    ------------
                                                         14,985          13,249
                                                   ------------    ------------

Costs and Expenses:
 Cost of merchandise sold:
    Restaurants and lounges                               3,815           3,114
    Package goods                                         2,544           2,719
 Payroll and related costs                                4,062           3,534
 Occupancy costs                                            819             754
 Selling, general and administrative expenses             3,033           2,466
                                                   ------------    ------------
                                                         14,273          12,587
                                                   ------------    ------------

    Income from Operations                                  712             662
                                                   ------------    ------------

Other Income (Expense):
  Interest expense                                         (133)            (32)
  Interest and other income                                  36              21
  Insurance recovery, net of casualty loss                   --              45
                                                   ------------    ------------
                                                            (97)             34
                                                   ------------    ------------

Income Before Provision for Income Taxes and                615             696
  Minority Interests in Earnings of Consolidated
  Limited Partnerships

Provision for Income Taxes                                  183             185

Minority Interest in Earnings of
  Consolidated Limited Partnerships                        (108)           (148)
                                                   ------------    ------------
Net Income                                         $        324    $        363
                                                   ============    ============

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)

                                   (Continued)

                                                   December 30,    December 31,
                                                       2006            2005
Net Income Per Common Share:
   Basic                                           $       0.17   $       0.19
                                                   ============   ============
   Diluted                                         $       0.17   $       0.19
                                                   ============   ============

Weighted Average Shares and Equivalent
   Shares Outstanding:
      Basic                                           1,884,201      1,874,776
                                                   ============   ============
      Diluted                                         1,911,022      1,913,990
                                                   ============   ============


      See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

              DECEMBER 30, 2006 (UNAUDITED) AND SEPTEMBER 30, 2006
                                 (In Thousands)

                                     ASSETS


                                                 DECEMBER 30    SEPTEMBER 30
                                                     2006           2006
                                                 ------------   ------------

Current Assets:

Cash and cash equivalents                        $      2,483   $      1,698
Notes and mortgages receivable,
  current maturities, net                                  13             12
Prepaid income taxes                                       50             --
Due from franchisees                                      338            569
Other receivables                                         363            821
Inventories                                             2,643          2,215
Prepaid expenses                                          607            813
Deferred tax asset                                        187            187
                                                 ------------   ------------

         Total Current Assets                           6,684          6,315
                                                 ------------   ------------

Property and Equipment, Net                            19,638         18,939
                                                 ------------   ------------

Investments in Limited Partnerships                       156            153
                                                 ------------   ------------

Other Assets:

Liquor licenses, net                                      347            347
Notes and mortgages receivable, net                       100            103
Deferred tax asset                                        397            397
Other                                                   1,574          1,144
                                                 ------------   ------------
          Total Other Assets                            2,418          1,991
                                                 ------------   ------------

          Total Assets                           $     28,896   $     27,398
                                                 ============   ============

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

              DECEMBER 30, 2006 (UNAUDITED) AND SEPTEMBER 30, 2006

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (In Thousands)


                                              DECEMBER 30    SEPTEMBER 30
                                                 2006            2006
                                             ------------    ------------

Current Liabilities:

  Accounts payable and accrued expenses      $      3,943    $      4,096
  Income taxes payable                                 --             264
  Due to franchisees                                  281             268
  Current portion of long term debt                   224             223
  Deferred revenues                                    52              54
  Deferred rent                                        23              14
                                             ------------    ------------
         Total Current Liabilities                  4,523           4,919
                                             ------------    ------------

Long Term Debt, Net of Current Maturities           4,608           4,196
                                             ------------    ------------
Line of Credit                                      1,962             762
                                             ------------    ------------
Deferred Rent, Net of Current Portion                 226             223
                                             ------------    ------------
Minority Interest in Equity of
   Consolidated Limited Partnerships                6,464           6,506
                                             ------------    ------------
Commitments, Contingencies and Subsequent
     Events

Stockholders' Equity:

  Common stock $.10 par value;
    5,000,000 shares authorized
    4,197,642 shares issued                           420             420
  Capital in excess of par value                    6,203           6,203
  Retained earnings                                10,388          10,064
  Treasury stock, at cost 2,313,419 shares
    at December 30,2006 and 2,313,277
    shares at September 30, 2006                   (5,898)         (5,895)
                                             ------------    ------------
       Total Stockholders' Equity                  11,113          10,792
                                             ------------    ------------
       Total Liabilities and
        Stockholders' Equity                 $     28,896    $     27,398
                                             ============    ============


      See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

      FOR THE THIRTEEN WEEKS ENDED DECEMBER 30, 2006 AND DECEMBER 31, 2005
                                 (In Thousands)

                                                    DECEMBER 30     DECEMBER 31
                                                       2006            2005
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                         $        324    $        363
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization                           514             430
    Loss on abandonment of property and equipment            10
    Casualty loss                                            --              42
    Deferred rent                                            12              (7)
    Minority interest in earnings
      of consolidated limited partnerships                  108             148
    (Income) loss from unconsolidated limited
      Partnership                                            (3)             --
    Recognition of deferred revenue                          (2)             (2)
  Changes in operating assets and liabilities:
  (Increase)decrease in:
      Due from franchisees                                  231            (183)
      Other receivables                                     138            (331)
      Prepaid income taxes                                  (50)             --
      Inventories                                          (428)           (211)
      Prepaid expenses                                      206             127
      Other assets                                         (488)           (214)
  Increase(decrease)in:
      Accounts payable and accrued expenses                (154)            427
      Income tax payable                                   (264)             85
      Due to franchisees                                     13             (68)
                                                   ------------    ------------
       Net cash provided by
           operating activities                             167             606
                                                   ------------    ------------

Cash flows from Investing Activities:

  Collection on notes and mortgages
    receivable                                                2               3
  Purchase of property and equipment                       (875)           (526)
  Proceeds from sale of marketable securities               381              --
  Distributions from unconsolidated
    Limited partnership                                      --               1
  Proceeds from insurance settlement                        112              --
                                                   ------------    ------------
      Net cash used in
            investing activities                           (380)           (522)
                                                   ------------    ------------

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

      FOR THE THIRTEEN WEEKS ENDED DECEMBER 30, 2006 AND DECEMBER 31, 2005
                                 (In Thousands)

                                                     DECEMBER 30    DECEMBER 31
                                                        2006           2005
                                                     -----------    -----------
Cash flows from Financing Activities:

  Payment of long term debt                                  (49)           (42)
  Proceeds from line of credit                             1,200             --
  Purchase of treasury stock                                  (3)           (18)
  Distributions to limited partnership
    minority partners                                       (150)          (272)
  Proceeds from exercise of stock options                     --             40
                                                     -----------    -----------
Net cash provided by (used in) financing
  activities                                                 998           (292)
                                                     -----------    -----------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                                785           (208)
Cash and Cash Equivalents,
  Beginning of Period                                      1,698          2,674
                                                     -----------    -----------
Cash and Cash Equivalents,
  End of Period                                      $     2,483    $     2,466
                                                     ===========    ===========

Supplemental Disclosure for Cash Flow Information:
    Cash paid during period for:
       Interest                                      $       133    $        32
                                                     ===========    ===========
       Income taxes                                  $       497    $        80
                                                     ===========    ===========



Supplemental Disclosure for Non-Cash Investing and
    Financing Activities:

         Purchase of Real Property                   $       250    $        --
                                                     ===========    ===========

         During the first quarter of fiscal year 2007, the Company re-financed its corporate office building with a new mortgage, in the principal amount of $1,000,000. The existing mortgage was satisfied with a payment of $827,000, including prepayment penalty, ($17,000), and closing costs and as of December 30, 2006, the excess mortgage proceeds, ($173,000), were still in the possession of the closing agent and reflected in Other Accounts Receivable.


      See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 30, 2006


(1)   BASIS OF PRESENTATION:

      The accompanying financial information for the periods ended December 30, 2006 and December 31, 2005 are unaudited. Financial information as of September 30, 2006 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the
Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

      These financial statements include estimates relating to performance based officers' bonuses. The estimates are reviewed periodically and the effects of any revisions are reflected in the financial statements in the period are determined to be necessary. Although these estimates are based on management's knowledge of currect events and actions it may take in the future, they may ultimately differ from actual results.

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

(3)   RECLASSIFICATION:

      Certain amounts in the fiscal year 2006 financial statements have been reclassified to conform to the fiscal year 2007 presentation.


(4)   RECENT ACCOUNTING PRONOUNCEMENTS:

      In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related disclosures using both the rollover and the iron curtain approach. SAB 108 applies to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 at the beginning of fiscal year 2007 did not have a material impact on the financial condition or results of operation of the Company.

      In September 2006, the FASB issued SFAS 157, "Fair Value Measurements" which provides guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of

Statement 157 at the beginning of fiscal year 2008 to have a material impact.

      In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets an amendment of FASB Statement 140" (Statement 156). Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities. Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs. Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. The adoption of Statement 156 at the beginning of fiscal year 2007 did not have a material impact upon the financial condition or results of operation of the Company.

      In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This
Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of Interpretation No. 48 may have upon the financial condition or results of operation of the Company.

      In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 carries forward without change the guidance contained in Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard at the beginning of fiscal year 2007 did not have a material impact on the financial condition, results of operations, or liquidity of the Company.

      In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143." This Interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this standard at the beginning of fiscal year 2007 did not have a material impact on the financial condition, results of operations, or liquidity of the Company.


(5)   INVESTMENT IN LIMITED PARTNERSHIPS:

      Davie, Florida

      During the first quarter of fiscal year 2007, a limited partnership was formed with the Company as general partner and subsequent to the end of the first quarter of fiscal year 2007, the limited partnership entered into a new lease for the business premises and closed on the purchase of the existing restaurant in Davie, Florida to renovate and operate under the "Flanigan's Seafood Bar and Grill" servicemark. The purchase price was $650,000. The estimate for renovations and pre-opening expenses is an additional $2,250,000, an increase of $550,000 from initial estimates due to increases in the cost of construction materials and labor. The funds necessary for this limited partnership will be raised through a private offering. The Company acts as general partner and will own up to thirty percent of the limited partnership. The restaurant is expected to open for business during the fourth quarter of fiscal year 2007.


      Pembroke Pines, Florida

      During the first quarter of fiscal year 2007, a limited partnership was formed with the Company as general partner, which limited partnership entered into a new lease for the business premises and closed on the purchase of the existing restaurant in Pembroke Pines, Florida to renovate and operate under the "Flanigan's Seafood Bar and Grill" servicemark. The purchase price was reduced to approximately $305,000 due to the fact that site plan restrictions in the plat where the business premises is located would not permit outdoor seating and the liquor license owned by the seller was a restaurant liquor license, with no market value, rather than a quota liquor license, with a market value of $145,000, as contracted. The Company modified its building plans to limit its renovations to the interior of the business premises, thereby avoiding the need for site plan approval. The estimate for renovations and pre-opening expenses is an additional $2,045,000, an increase of $445,000 from initial estimates due to increases in the cost of construction materials and labor. The funds necessary for this limited partnership will be raised through a private offering, which commenced subsequent to the end of the first quarter of fiscal year 2007. The Company acts as general partner and will own up to thirty percent of the limited partnership. The restaurant is expected to open for business during the third quarter of fiscal year 2007.


(6)   INVESTMENT IN REAL PROPERTY:

      Hallandale, Florida

      During the first quarter of fiscal year 2007, the Company simultaneously entered into a contract and closed on the purchase of the real property which is subject to a ground lease owned by the Company at its combination restaurant and package liquor store located at 4 North Federal Highway, Hallandale, Florida, (Store #31). The purchase price for this property was $552,500, which was partially financed with an advance of $250,000 on the mortgage procured by the Company during the fourth quarter of fiscal year 2006 to purchase the limited liability company which owns the real property and the ground lease at this location.

      North Miami, Florida

      During the first quarter of fiscal year 2007, the Company entered into a contract and closed on the purchase of the real property which is subject to a ground lease owned by the Company and subleased to an unrelated third party located at 732 - 734 N.E. 125th Street, North Miami, Florida (Store #27). The purchase price for this property was $250,000, which was paid in cash by the Company at closing.


(7)   LINE OF CREDIT:

      During the first quarter of fiscal year 2007, the Company increased its line of credit from $2,000,000 to $2,650,000, under the same terms and conditions as the original line of credit. The Company granted its lender a second mortgage on its corporate office as additional collateral for the increase in the line of credit. During the first quarter of fiscal year 2007, the Company paid monthly installments of interest only on its line of credit, but drew an additional $1,200,000 on the same, raising the principal balance outstanding as of December 30, 2006 to $1,962,000.


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


(9) INTERNAL REVENUE SERVICE AUDIT OF COMPANY'S CORPORATE INCOME TAX RETURN FOR THE FISCAL YEAR ENDING OCTOBER 1, 2005:

      During the first quarter of fiscal year 2007, the Company received notification from the Internal Revenue Service that its corporate income tax return for the fiscal year ending October 1, 2005 was being audited. The audit was completed prior to the end of the first quarter of fiscal year 2007, with the Company agreeing that the sum of $107,000 was due as additional corporate income tax for the fiscal year ending October 1, 2005. The impact of the audit results was fully accounted for in the fiscal year ended September 30, 2006.


(10)  STOCK OPTION PLANS:

      The Company has several stock option plans under which qualified stock options may be granted to officers and other employees of the Company. The option price for qualified stock options must be issued at 110% of the fair market value of the Company's Common Stock on the date the options are granted. In general, options granted under the Company's stock option plans expire after a five (5) year period and generally vest no later than one (1) year from the date of grant. As of December 30, 2006, there were approximately 45,000 shares available for grant under the Company's stock option plans.

      No stock options were granted during the thirteen weeks ended December 30, 2006, nor were stock options granted during the thirteen weeks ended December 31, 2005.

      Stock option exercises during the thirteen weeks ended December 30, 2006 and December 31, 2005 resulted in cash inflows to the Company of $0 and $40,000, respectively. The corresponding intrinsic value as of the exercise date of the 0 and 6,850 stock options exercised during the thirteen weeks ended December 30, 2006 and December 31, 2005 were $0 and $71,000, respectively.

      Stock option activity during the thirteen weeks ended December 30, 2006 was as follows:

                                                            Weighted
                                               Total         Average
                                              Options    Exercise Price
                                           ------------  --------------

Outstanding at September 30, 2006                67,850   $       6.27

Granted                                              --             --

Exercised                                            --             --

Expired                                           2,600   $       6.13
                                           ------------   ------------

Outstanding at December 30, 2006                 65,250   $       6.28
                                           ============   ============

Options exercisable at December 30, 2006         65,250   $       6.28
                                           ============   ============

      The weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at December 30, 2006 was 1.97 years. The aggregate intrinsic value of options outstanding and stock options exercisable at December 30, 2006 was approximately $270,000.

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." The statement eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in financial statements related to the issuance of equity awards to employees. The statement also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. The Company adopted SFAS No. 123R effective January 1, 2006, using a modified version of prospective application in accordance with the statement. This application requires the Company to record compensation expense for all awards granted to employees and directors after the adoption date and for the unvested portion of awards that are outstanding at the date of adoption. The Company had no unvested stock options as of September 30, 2006 and granted no stock options in the thirteen weeks ended December 30, 2006, so there is no impact of SFAS No. 123R on the Company's condensed consolidated financial statements for the thirteen weeks ending December 30, 2006. In accordance with the modified prospective transaction method, the Company's consolidated financial statements for prior periods have not been restated to reflect and do not include the impact of SFAS No. 123R.

(11)  COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS:

      Guarantees

      The Company guarantees various leases for franchisees, limited partnerships and locations sold in prior years. Remaining rental commitments required under these leases are approximately $1,460,000. In the event of a default under any of these agreements, the Company will have the right to repossess the premises and operate the business to recover amounts paid under the guarantee either by liquidating assets or operating the business.

      Litigation

      The corporate offices consist of a two (2) story building, with space initially set aside on the ground floor for a package liquor store. The Company filed suit against the adjacent shopping center to determine the Company's right to non-exclusive parking in the shopping center. During the first quarter of fiscal year 2007, the Company continued its appeal of a summary judgment in favor of the shopping center, which appeal is necessary to proceed against the seller and its individual partners even though the Company no longer plans to use the ground floor for a package liquor store.

      During the first quarter of fiscal year 2007, the Company filed suit against the landlord of the limited partnership which owns the restaurant in Pinecrest, Florida seeking to recover the cost of structural repairs to the business premises which it contends were the responsibility of the landlord pursuant to the terms of the lease and to recover rent paid while the structural repairs delayed the renovation of the business premises. The complaint includes a count by the limited partnership seeking a determination by the court that it has the exclusive right to the use of the pylon sign in front of the business premises. The landlord has denied liability for structural repairs to the business premises, refused to reimburse the limited partnership for any rent paid while structural repairs delayed its renovations and denied the limited partnership the exclusive use of the pylon sign.

      Certain states have liquor liability (dram shop) laws which allow a person injured by an "obviously intoxicated person" to bring a civil suit against the business (or social host) who had served intoxicating liquors to an already "obviously intoxicated person". Dram shop claims normally involve traffic accidents and the Company generally does not learn of dram shop claims until after a claim is filed and then the Company vigorously defends these claims on the grounds that its employee did not serve an "obviously intoxicated person". Damages in most dram shop cases are substantial. At the present time, there are no dram shop cases pending against the Company. The Company maintains general liability insurance. See Item 1, "General Liability Insurance" on page 14 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for a discussion of general liability insurance.

      There is no material pending legal proceedings, other than ordinary routine litigation incident to the business, none of which the Company believes is material.

      Hurricane Wilma; Windstorm Claims

      During fiscal year 2006, the Company submitted claims totaling $1,092,300 for damages and business interruption caused when Hurricane Wilma impacted South Florida on October 24, 2005. During the first quarter of fiscal year 2007, the Company settled its claims against its insurance carrier for $929,000, ($979,000 less the $50,000 deductible). During fiscal year 2006, the Company received advances in the aggregate amount of $700,000, ($750,000 less the $50,000 deductible), from its insurance carrier and during the first quarter of fiscal year 2007, received a final payment of $229,000.

      Subsequent Events

      Subsequent to the end of the first quarter of fiscal year 2007, the Company entered into a Sale and Purchase Agreement to sell the real property located at 732 - 734 N.E. 125th Street, North Miami, Florida (Store #27), which real property the Company purchased during the first quarter of fiscal year 2007, to the sublessee, an unrelated third party. The purchase price for this property is $780,000, including the interest of the Company in the liquor license, and closing is scheduled on or before March 31, 2007.

(12)  BUSINESS SEGMENTS

      The Company operates principally in two segments - retail package stores and restaurants. The operation of package stores consists of retail liquor sales.

      Information concerning the revenues and operating income for the quarters ended December 30, 2006 and December 31, 2005, and identifiable assets for the two segments in which the Company operates, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash, notes and mortgages receivable, real property, improvements, furniture, equipment and vehicles. The Company does not have any operations outside of the United States and intersegment transactions are not material.

                                               December 30,    December 31,
                                                   2006            2005
                                                   ----            ----
Operating Revenues:
   Restaurants                                 $     11,117    $      9,127
   Package stores                                     3,482           3,753
   Other revenues                                       386             369
                                               ------------    ------------
      Total operating revenues                 $     14,985    $     13,249
                                               ============    ============

Operating Income Reconciled to Income Before
  Income Taxes and Minority Interests in
  Earnings of Consolidated Limited
  Partnerships
    Restaurants                                $        914    $      1,118
    Package stores                                      180             333
                                               ------------    ------------
                                                      1,094           1,451
    Corporate expenses, net of other
       Revenues                                        (382)           (789)
                                               ------------    ------------
    Operating income                                    712             662
    Other income (expense)                              (97)             34
                                               ------------    ------------
Income Before Income Taxes and Minority
  Interests in Earnings of Consolidated
  Limited Partnerships                         $        615    $        696
                                               ============    ============


Depreciation and Amortization:
   Restaurants                                 $        366    $        293
   Package stores                                        59              55
                                               ------------    ------------
                                                        425             348
   Corporate                                             89              82
                                               ------------    ------------
Total Depreciation and Amortization            $        514    $        430
                                               ============    ============

Capital Expenditures:
   Restaurants                                 $        742    $        173
   Package stores                                        80              22
                                               ------------    ------------
                                                        822             195
   Corporate                                            303             331
                                               ------------    ------------
Total Capital Expenditures                     $      1,125    $        526
                                               ============    ============


                                               December 30,   September 30,
Identifiable Assets:                               2006           2006
                                                   ----           ----
   Restaurants                                 $     16,425   $     15,635
   Package store                                      4,023          3,602
                                               ------------   ------------
                                                     20,448         19,237
   Corporate                                          8,448          8,161
                                               ------------   ------------
Consolidated Totals                            $     28,896   $     27,398
                                               ============   ============


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

      Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipates, appears, expects, trends, intends, hopes, plans, believes, seeks, estimates, may, will," and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to customer demand and competitive conditions. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the Company's fiscal year ended September 30, 2006 and in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

      The Company owns and /or operates full service restaurants, package liquor stores and an adult entertainment oriented club (collectively the "units"). At December 30, 2006, the Company operated 21 units and had equity interests in seven units which have been franchised by the Company. The table below sets out the changes, if any, in the type and number of units being operated.


                                      Dec. 30  Sept. 30  Dec. 31    Note
         Types of Units                 2006     2006     2005     Number
         ------------------------------------------------------------------
           Company Owned:
              Combination package
              and restaurant              4        4        4
              Restaurant only             2        2        2
              Package store only          5        5        5       (1)

            Company Managed
             Restaurants Only:
              Limited partnerships        7        7        6       (2)(3)
              Franchise                   1        1        1

              Unrelated Third Party       1        1       --       (4)

         Company Owned Club:              1        1        1

         Total Company
         Owned/Operated Units            21       21       19

         Franchised units                 7        7        7       (5)


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

      (2) During the first quarter of fiscal year 2006, the Company, as agent for a limited partnership to be formed, entered into a contract to purchase an existing restaurant location in Davie, Florida to renovate and operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark. During the first quarter of fiscal year 2007, a limited partnership was formed, with the Company as general partner, which limited partnership closed on the purchase of the existing restaurant location at the start of the second quarter of fiscal year 2007. The restaurant is expected to open for business during the fourth quarter of fiscal year 2007, provided the landlord's approval of building plans and all necessary zoning approvals, variances and/or special use permits are timely received. This restaurant is not included in the table of units.

      (3) During the third quarter of fiscal year 2006, the Company, as agent for a limited partnership to be formed, entered into a contract to purchase an existing restaurant location in Pembroke Pines, Florida to renovate and operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark. During the first quarter of fiscal year 2007, a limited partnership was formed, with the Company as general partner, which limited partnership closed on the purchase of the existing restaurant location. The restaurant is expected to open for business during the third quarter of fiscal year 2007. This restaurant is not included in the table of units.

      (4) During the second quarter of fiscal year 2006, the Company assumed the management of an existing restaurant in Deerfield Beach, Florida under its current format, "The Whale's Rib", pursuant to a management agreement whereby the Company is entitled to one-half (1/2) of the net profit from the operation of the same. This restaurant is included in the table of units.

      (5) The Company manages the restaurant for one (1) franchisee with respect to one (1) of the seven (7) franchised units. The franchised restaurant is included in the table of units as a restaurant operated by the Company and the franchise is also included as a unit franchised by the Company and in which the Company has an interest.

Results of Operations

                                         Thirteen Weeks Ended
                                    Dec. 30,               Dec. 31,
                                      2006                   2005
                               Amount     Percent      Amount     Percent
                               ------     -------      ------     -------
                                 (In Thousands)         (In Thousands)

Restaurant food sales        $   9,030       61.85   $   7,394       57.41
Restaurant bar sales             2,087       14.30       1,733       13.45
Package store sales              3,482       23.85       3,753       29.14
                             ---------   ---------   ---------   ---------

Total sales                  $  14,599      100.00   $  12,880      100.00

Franchise related revenues         300                     261
Owners fee                          40                      38
Other operating income              46                      70
                             ---------               ---------

Total Revenue                $  14,985               $  13,249
                             =========               =========

Comparison of Thirteen Weeks Ended December 30, 2006 and December 31, 2005
--------------------------------------------------------------------------

      Notwithstanding an increase in total revenue of $1,736,000 in the first quarter of fiscal year 2007 when compared to the first quarter of fiscal year 2006, net income decreased to $324,000 from $363,000 in the first quarter of fiscal year 2006. The decrease in net income is due primarily to higher food costs, overall expenses including interest expense and a higher effective tax rate. In response to a decrease in food gross profit during the fourth quarter of fiscal year 2006, menu price increases of approximately 4.5% were instituted, most of which were only effective towards the end of the first quarter of fiscal year 2007. When comparing expenses from the first quarter of fiscal year 2007 to expenses of the first quarter of fiscal year 2006, there are significant increases in expenses such as electric, gas and real property taxes. In addition, interest expense increased during the first quarter of fiscal year 2007 due to the mortgage on the Company's Hallandale property and its line of credit. Higher food costs, with the exception of the Company's price for ribs for calendar year 2007, and overall expenses are expected to continue increasing, including property and windstorm insurance coverage, but management believes that the menu price increases put into effect during the first quarter of fiscal year 2007 have adequately projected increases in food costs and overall expenses throughout the balance of fiscal year 2007.

      As the table above illustrates, total revenues in the thirteen weeks ended December 30, 2006 increased by 13.10% as compared to the total revenues for the thirteen weeks ended December 31, 2005 primarily due to the restaurant in Pinecrest, Florida, ($1,285,000), being open for the fiscal quarter. Total revenues were adversely affected during the first quarter of fiscal year 2006 by an estimated loss of $550,000 in restaurant food and beverage revenue as a result of Hurricane Wilma which impacted South Florida on October 24, 2005. Total revenues should continue to increase due to the restaurant in Pinecrest, Florida being open for the entire fiscal year and the anticipated opening of the restaurants in Pembroke Pines, Florida and Davie, Florida during the third and fourth quarters of fiscal year 2007, respectively.

      Restaurant food sales represented 61.85% of total sales in the thirteen weeks of fiscal year 2007 as compared to 57.41% of total sales in the thirteen weeks of fiscal year 2006. The increase in restaurant food sales is due to the restaurant in Pinecrest, Florida being open for the fiscal quarter, menu price increases and the continued increase in the weekly average of same store restaurant food sales. Restaurant food sales during the first quarter of fiscal year 2006 were adversely affected by an estimated loss of $450,000 as a result of Hurricane Wilma. The weekly average of same store restaurant food sales, which includes six (6) limited partnership restaurants, were $612,000 and $569,000 for the thirteen weeks ended December 30, 2006 and December 31, 2005, respectively, an increase of 7.56%. Restaurant food sales should continue to increase due to the restaurant in Pinecrest, Florida being open for the entire fiscal year; the anticipated opening of the restaurants in Pembroke Pines, Florida and Davie, Florida during the third and fourth quarters of fiscal year 2007, respectively; and the expected continued increase in the weekly average of same store restaurant food sales.

      Restaurant bar sales represented 14.30% of total sales in the thirteen weeks of fiscal year 2007 as compared to 13.45% of total sales in the thirteen weeks of fiscal year 2006. The increase in restaurant bar sales is due to the restaurant in Pinecrest, Florida being open for the fiscal quarter and the use of promotions to increase restaurant bar sales, without jeopardizing the Company's perception as a family restaurant. Restaurant bar sales during the first quarter of fiscal year 2006 were adversely affected by an estimated loss of $100,000 as a result of Hurricane Wilma. The weekly average of same store restaurant bar sales, which includes six (6) limited partnership restaurants, were $144,000 and $133,000 for the thirteen weeks ended December 30, 2006 and December 31, 2005, respectively, an increase of 8.27%. Restaurant bar sales should continue to increase due to the restaurant in Pinecrest, Florida being open for the entire fiscal year; the anticipated opening of the restaurants in Pembroke Pines, Florida and Davie, Florida during the third and fourth quarters of fiscal year 2007, respectively; and the expected continued increase in the weekly average of same store restaurant bar sales.

      Package store sales represented 23.85% of total sales in the thirteen weeks of fiscal year 2007, as compared to 29.14% of total sales in the thirteen weeks of fiscal year 2006. The weekly average of same store package sales were $268,000 and $289,000 for the thirteen weeks ended December 30, 2006 and December 31, 2005, respectively, a decrease of 7.27%. The decrease was primarily due to the fact that New Year's Eve falls in the second quarter of fiscal year 2007, as compared to the first quarter of fiscal year 2006 and increased competition. Package store sales are expected to decrease throughout the balance of fiscal year 2007 due to increased competition.

      The gross profit margin for restaurant food and bar sales was 65.68% and 65.88% for the thirteen weeks ended December 30, 2006 and December 31, 2005, respectively. During the first quarter of fiscal year 2007, the Company instituted menu price increases to restore and maintain its gross profit margin for restaurant sales, which dropped to 64.10% during the fourth quarter of fiscal year 2006. The gross profit margin for restaurant food and bar sales is expected to increase throughout the balance of fiscal year 2007 because the majority of the menu price increases were only instituted during the latter part of the first quarter of fiscal year 2007.

      The gross profit margin for package store sales was 26.94% and 27.55% for the thirteen weeks ended December 30, 2006 and December 31, 2005. The decline in gross profit margin for package store sales is due to increased competition and the Company's policy of meeting the published sales prices of its competitors. The gross profit margin for package store sales is expected to remain constant through the balance of fiscal year 2007.

Operating Costs and Expenses

      Operating costs and expenses were $14,273,000 and $12,587,000 for the thirteen weeks ended December 30, 2006 and December 31, 2005, respectively, an increase of 13.39%. The increase is due to the operation of the restaurant in Pinecrest, Florida for the fiscal quarter, as well as a general increase in overall operating costs and expenses. Operating costs and expenses are expected to continue increasing through the balance of fiscal year 2007 with the restaurant in Pinecrest, Florida being open for the entire fiscal year; anticipated opening of the restaurants in Pembroke Pines, Florida and Davie, Florida during the third and fourth quarters of fiscal year 2007, respectively; and a general increase in overall operating costs and expenses.

      Payroll and related costs were $4,062,000 and $3,534,000 for the thirteen weeks ended December 30, 2006 and December 31, 2005, respectively, an increase of 14.94%. The increase is attributed to the operation of the restaurant in Pinecrest, Florida for the fiscal quarter and the annual increase in the Florida minimum wage which was effective January 1, 2006. Throughout the balance of fiscal year 2007, payroll and related costs are expected to increase due to the anticipated opening of the restaurants in Pembroke Pines, Florida and Davie, Florida during the third and fourth quarters of fiscal year 2007, respectively, and the annual increase in the Florida minimum wage by a cost of living increase effective January 1, 2007.

      Occupancy costs which include rent, common area maintenance, repairs and taxes were $819,000 and $754,000 for the thirteen weeks ended December 30, 2006 and December 31, 2005, respectively, an increase of 8.62%. The increase is accounted for primarily by the increases in real property taxes and common area maintenance, which generally includes property insurance for units located within shopping centers. Occupancy costs will increase during the balance of fiscal year 2007 due primarily to the commencement of rental payments during the second quarter of fiscal year 2007 for the restaurants in Pembroke Pines, Florida and Davie, Florida.

      Selling, general and administrative expenses, which includes loss on abandonment of property and equipment, were $3,033,000 and $2,466,000 for the thirteen weeks ended December 30, 2006 and December 31, 2005, respectively, an increase of 22.99%. The increase in selling, general and administrative expense is accounted for by the operation of the restaurant in Pinecrest, Florida for the fiscal quarter and an overall increase in expenses.

Other Income and Expense

      Other income and expenses were an expense of $97,000 for the thirteen weeks of fiscal year 2007 as compared to income of $34,000 for the thirteen weeks of fiscal year 2006. Other income and expense for the thirteen weeks of fiscal year 2007 includes interest expense of $133,000, as compared to an expense of $32,000 for the thirteen weeks of fiscal year 2006. The increase in interest expense is due to the interest paid on the Company's line of credit and mortgage used for the purchase of the membership interest of the limited liability company which owns the property in Hallandale, Florida during the thirteen weeks of fiscal year 2007, which did not exist during the thirteen weeks of fiscal year 2006. Other income and expenses for the thirteen weeks of fiscal year 2006 includes insurance recovery, net of casualty loss, of approximately $45,000.

New Limited Partnership Restaurants

      As the Company opens new limited partnership restaurants on a more regular basis the Company's income from operations will be adversely affected by the higher costs associated with the opening of the same. The higher costs include, but are not limited to pre-opening rent. Although no pre-opening rent was paid during the first quarter of fiscal year 2007, the Company recognized $18,000 in rent expense for the new limited partnership restaurant in Pembroke Pines, Florida, while during the first quarter of fiscal year 2006, pre-opening rent was paid and expensed for the new limited partnership restaurant in Pinecrest, Florida, in the amount of approximately $51,000, which was the full rent provided in the lease.

      During the balance of fiscal year 2007, income from operations will be adversely affected by the pre-opening costs to be incurred for the new limited partnership restaurants in Pembroke Pines, Florida and Davie, Florida, including but not limited to the payment and expensing of pre-opening rent. The lease for the limited partnership restaurant in Pembroke Pines, Florida provides for one hundred five (105) days prior to the commencement of rent, after which the full rent provided in the lease is due. The Company is recognizing rent expense on a straight line basis over the term of the lease. The lease for the limited partnership restaurant in Davie, Florida provides for the immediate payment of the full rent provided in the lease.

Trends

      During the next twelve months management expects continued increases in restaurant sales, due primarily to the restaurant in Pinecrest, Florida being open for the entire fiscal year; the anticipated opening of the restaurants in Pembroke Pines, Florida and Davie, Florida; and continued increases in same store restaurant sales. Package store sales are expected to decrease due primarily to increased competition. At the same time, management expects higher food costs and overall expenses to increase. The Company has already raised its menu prices to offset higher food costs and overall expenses and will continue to do so wherever competitively possible.


Liquidity and Capital Resources

Cash Flows

      The following table is a summary of the Company's cash flows for the first thirteen weeks of fiscal years 2007 and 2006.

                                          Thirteen Weeks Ended
                                        Dec. 30,      Dec. 31,
                                          2006          2005
                                       ----------    ----------
                                             (In Thousands)
Net cash provided by (used in)
  operating activities                 $      167    $      606

Net cash provided by (used in)
  investing activities                       (380)         (522)

Net cash provided by (used in)
  financing activities                        998          (292)
                                       ----------    ----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                            785          (208)
Cash and Cash Equivalents, Beginning        1,698         2,674
                                       ----------    ----------

Cash and Cash Equivalents, Ending      $    2,483    $    2,466
                                       ==========    ==========

      On January 13, 2006, the Company declared a cash dividend of 35 cents per share payable on February 15, 2006 to shareholders of record on January 31, 2006. Since the dividend was only declared subsequent to the end of the first quarter of fiscal 2006, the amount is not reflected above.

Capital Expenditures

      The Company had additions to property and equipment of $1,125,000 (of which $250,000 was financed), during the thirteen weeks ended December 30, 2006, including $802,500 for the purchase of real property and $204,000 for renovations to two (2) existing Company restaurants, as compared to $526,000 during the thirteen weeks ended December 31, 2005, which included $101,000 as a direct result of Hurricane Wilma.

      All of the Company's units require periodic refurbishing in order to remain competitive. The budget for fiscal 2007 is $800,000. The Company expects the funds for these improvements to be provided from operations. In addition, it is anticipated that the limited partnership owning the restaurant in Pembroke Pines, Florida will require approximately $2,000,000 in additional funds for capital expenditures to complete its renovations and prepare for opening as a "Flanigan's Seafood Bar and Grill" restaurant, which funds will be raised through private offerings. It is also anticipated that the limited partnership purchasing the restaurant in Davie, Florida will require approximately $2,800,000 in additional funds to close on the purchase of the existing restaurant and for capital expenditures to complete its renovations and prepare for opening as a "Flanigan's Seafood Bar and Grill" restaurant, which funds will also be raised through private offerings. The funds raised through the private offerings will also reimburse the Company for advances made in excess of its planned investment in each of these limited partnerships.

Long Term Debt

      As of December 30, 2006, the Company had long term debt of $6,794,000, as compared to $1,515,000 as of December 31, 2005, and $5,181,000 as of September 30, 2006.

      During the first quarter of fiscal 2007, the Company received an advance of $250,000 on the new mortgage procured by the Company to purchase the membership interest of the limited liability company which owns the real property and ground lease at the Company's combination restaurant and package liquor store located at 4 N. Federal Highway, Hallandale, Florida (Store #31). The new mortgage bears interest at the rate of seven and one-half (7 1/2%) percent per annum, is amortized over twenty (20) years with equal monthly payments of principal and interest, each in the amount of $28,600, with the entire principal balance and all accrued interest still due on its original maturity date in seven (7) years.

      During the first quarter of fiscal 2007, the Company re-financed the mortgage note encumbering the Company's corporate offices. The new mortgage, in the principal amount of $1,000,000, bears interest at the rate of 7.25% per annum, is amortized over twenty (20) years with equal monthly payments of principal and interest, each in the amount of $8,000, with the entire principal balance and all accrued interest due in seven (7) years. The pre-payment of the old mortgage note, which otherwise matured in August, 2008, incurred a prepayment penalty of $17,000.

      During the first quarter of fiscal 2007, the Company increased its line of credit from $2,000,000 to $2,650,000. The Company granted its lender a second mortgage on its corporate offices as additional collateral for the increase in the line of credit. The Company drew additional funds on the line of credit in the aggregate amount of $1,200,000 raising the total balance outstanding to $1,962,000 as of December 30, 2006.

      As of December 30, 2006, the Company is in compliance with the affirmative covenants contained in its loan documents.

Purchase of Company Common Stock

      Pursuant to a discretionary plan approved by the Board of Directors, during the thirteen weeks ended December 30, 2006, the Company purchased 332 shares of its common stock for an aggregate purchase price of $3,000.

Working Capital

      The table below summarizes the current assets, current liabilities, and working capital for the fiscal quarters ended December 30, 2006, December 31, 2005, and the fiscal year ended September 30, 2006.

                          Dec. 30,      Dec. 31,    Sept. 30,
     Item                   2006          2005         2006
                          -------       -------      -------
                                     (In Thousands)

Current Assets             $6,684        $6,464       $6,315
Current Liabilities         4,523         4,399        4,919
Working Capital             2,161         2,065        1,396

      Working capital for the fiscal quarter ending December 30, 2006 increased by 4.65% from the working capital for the fiscal quarter ending December 31, 2005 and by 54.80% from the working capital for the fiscal year ending September 30, 2006. Working capital for the fiscal quarter ending December 30, 2006 increased primarily due to the draw on the Company's line of credit during the fiscal quarter, ($1,200,000), which draw included funds to advance to the limited partnership to close on the purchase of the existing restaurant in Davie, Florida ($625,000), which closing took place subsequent to the end of the first quarter of fiscal 2007. Working capital for the fiscal quarter ended December 30, 2006 was adversely affected by the payment of the balance of the cost of improvements to two (2) existing Company restaurants ($204,000) and the cash to close on the purchase of the real property subject to ground leases of two locations currently leased by the Company, ($560,000). Working capital for the fiscal quarter ended December 31, 2005 was adversely affected by the loss of restaurant food and beverage revenue as a result of Hurricane Wilma and the cost of repairs to damages caused by the same, while the Company waited for reimbursement of all or a part of such losses from its insurance carrier.

      Subsequent to the end of the first quarter of fiscal 2007, management projects that working capital will be adversely affected by investments and/or further advances to be made by the Company to the limited partnership which owns the restaurant in Pembroke Pines, Florida and to the limited partnership which is expected to own the restaurant in Davie, Florida. In order to insure the Company's ability to meet its cash flow needs, during the first quarter of fiscal 2007, the Company increased its line of credit from $2,000,000 to $2,650,000. Management believes that over the balance of fiscal year 2007, working capital will increase because the Company does not anticipate the same demand upon its cash flow as it experienced during fiscal year 2006 and during the first quarter of fiscal year 2007, as well as reimbursement of funds advanced by the Company for the closing and/or renovation of the restaurants in Pembroke Pines, Florida and Davie, Florida in excess of its investment once the limited partnerships complete their respective private offerings. As of December 30, 2006, the Company has advanced $392,000 to the limited partnership which owns the restaurant in Pembroke Pines, Florida and will invest no less than $235,000 in the limited partnership, with any excess advances returned to the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company does not ordinarily hold market risk sensitive instruments for trading purposes and as of December 30, 2006 held no equity securities.

Interest Rate Risk

      At December 30, 2006, the Company has one debt arrangement, its line of credit, which has a variable interest rate, which is at prime. Increases in interest rates may have a material affect upon results of operations, depending upon the outstanding principal balance on the line of credit from time to time.

      At December 30, 2006, the Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have a negative effect on the Company's earnings.

      There is no assurance that interest rates will increase or decrease over the next fiscal year.

Item 4. Controls and Procedures

      (a)   Evaluation of Disclosure Controls and Procedures

      Our Chief Executive Officer and Chief Financial Officer, with the participation of management, evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended, ("Exchange Act") Rule 13a-15(e) or 15d-15(e)) as of December 30, 2006. Based upon that evaluation, we concluded that as of December 30, 2006, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission or that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. The basis for this determination was that we identified a material weakness in our internal control over financial reporting with regard to the accounting for officers' bonuses, which we view as an integral part of our disclosure controls and procedures.

      Subsequent to the end of the period covered by this Form 10Q and the remediation discussed below, we carried out another evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, including but not limited to the accounting for officers' bonuses. It is the opinion of our Chief Executive Officer and Chief Financial Officer that such disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective in ensuring that material information is accumulated and communicated to management and made known to the Chief Executive Officer and Chief Financial Officer particularly during the period in which this report was prepared, as appropriate, to allow timely decisions regarding timely disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, is subject to limitations, including the exercise of our judgment in evaluating the same. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors.

      (b)   Change in Internal Control Over Financial Reporting

      During the first quarter of fiscal year 2007, the Company continued to assess the effectiveness of our "internal controls over financial reporting" on an account by account basis as a part of our on-going accounting and financial reporting review process. The results of management's assessment and review were reported to the Audit Committee of the Board of Directors.

      Based upon management's assessment and review, management believes that we did not maintain effective internal control over financial reporting as of December 30, 2006, as a result of one material weakness, namely the accounting for officers' bonuses.

      In the course of management's investigation, management noted one matter involving internal control and its operation that management considered a material weakness under standards established by the Public Company Accounting Oversight Board. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company's ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that material misstatement of the annual or interim financial statements will not be prevented or detected.

      Management's consideration of internal control would not necessarily disclose all matters in internal control that might be significant deficiencies and, accordingly, would not necessarily disclose all significant deficiencies that are also considered to be material weaknesses as defined above. However, management did identify weaknesses in internal controls involving the accounting of officers' bonuses, specifically with respect to the posting of interim payments against officers' bonuses which directly relate to accruals of same. Management believes this constitutes a material weakness in our internal control over the financial reporting process.

      Since December 30, 2006, management has significantly expanded procedures to remediate the material weakness in internal control over financial reporting and ensure the integrity of our financial reporting processes, which expanded procedures include the following:

o posting of interim payments of officers' bonuses against accruals of officers' bonuses directly from payroll;

o establish a separate accrued officers' bonus liability account in lieu of the general accrued payroll account;

o payment of officers' bonuses by written memorandum, thereby creating a paper trail for reconciliation purposes; and

o additional post-closing procedure for the reporting period, including a reconciliation of the accrued officers' bonus liability account, officers' bonus payroll expense account and interim or final payments of officers' bonuses.

      In an effort to improve internal control over financial reporting, management continues to emphasize the importance of establishing the appropriate environment in relation to accounting, financial reporting and internal control over financial reporting and the importance of identifying areas of improvement and the creation and implementation of new policies and procedures where material weaknesses exist.

      With the exception of the changes to the accounting of officers' bonuses discussed above, we made no changes in our internal control over financial reporting during the fiscal quarter ending December 30, 2006 or subsequent thereto,  that  materially  affected,  or are  reasonably  likely to  materially affect, the Company's internal control over financial reporting. Notwithstanding, the effectiveness of our system of internal control over financial reporting is subject to limitations, including the exercise of our judgment in evaluating the same. As a result, there can be no assurance that our internal control over financial reporting will prevent all errors.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings: See "Litigation" on page 14 of this report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for a discussion of other legal proceedings resolved in prior years.

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

                                           FLANIGAN'S ENTERPRISES, INC.

                                           /s/ James G. Flanigan
                                           ----------------------------------
                                           JAMES G. FLANIGAN,
                                           Chief Executive Officer and
                                             President

Date: February 13, 2007
      -----------------

                                           /s/ Jeffrey D. Kastner
                                           ---------------------------
                                           JEFFREY D. KASTNER
                                           Chief Financial Officer and Secretary

Date: February 13, 2007
      -----------------