Form 10-Q
period 2007-03-31
FLANIGANS ENTERPRISES INC
filed 2007-05-15
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date. On May 15, 2007, 1,892,993 shares of Common Stock, $0.10 par value, were outstanding.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                March 31, 2007


                          PART I. FINANCIAL INFORMATION
                                  ---------------------

Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income -- For the Thirteen and Twenty Six Weeks ended March 31, 2007 and April 1, 2006. (Unaudited)

Consolidated Balance Sheets -- As of March 31, 2007 (Unaudited) and September 30, 2006.

Consolidated Statements of Cash Flows - For the Twenty Six Weeks ended March 31, 2007 and April 1, 2006. (Unaudited)

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

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)


                                               Thirteen  Weeks         Twenty Six Weeks
                                                    Ended                    Ended

                                             March 31    April 1     March 31     April 1
                                               2007        2006        2007        2006
                                             --------    --------    --------    --------
Revenues:
  Restaurant food sales                      $ 10,029   $   8,641    $ 19,059    $ 16,035
  Restaurant beverage sales                     2,349       1,994       4,436       3,726
  Package store sales                           3,531       3,439       7,013       7,192
  Franchise-related revenues                      308         285         608         546
  Owner's fee                                      40          38          80          75
  Other operating income                           47          80          93         151
                                             --------    --------    --------    --------
                                               16,304      14,477      31,289      27,725
                                             --------    --------    --------    --------
Costs and Expenses:
 Cost of merchandise sold:
    Restaurants and lounges                     4,180       3,623       7,995       6,737
    Package goods                               2,519       2,449       5,063       5,168
 Payroll and related costs                      4,542       4,274       8,604       7,808
 Occupancy costs                                  945         783       1,764       1,537
 Selling, general and
     administrative expenses                    3,308       2,836       6,341       5,302
                                             --------    --------    --------    --------
                                               15,494      13,965      29,767      26,552
                                             --------    --------    --------    --------
    Income from Operations                        810         512       1,522       1,173
                                             --------    --------    --------    --------
Other Income (Expense):
  Interest expense                               (125)        (38)       (258)        (71)
  Interest and other income                        34          16          70          38
  Insurance recovery, net of casualty loss         --         405          --         450
                                             --------    --------    --------    --------
                                                  (91)        383        (188)        417
                                             --------    --------    --------    --------
Income Before Provision for Income Taxes
  and Minority Interests in Earnings of
  Consolidated Limited Partnerships               719         895       1,334       1,590

Provision for Income Taxes                       (184)       (262)       (367)       (447)

Minority Interest in Earnings of
  Consolidated Limited Partnerships              (203)        (51)       (311)       (199)
                                             --------    --------    --------    --------
Net Income                                   $    332    $    582    $    656    $    944
                                             ========    ========    ========    ========

                 FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)

                                   (Continued)

                                                 Thirteen Weeks               Twenty Six Weeks
                                                     Ended                          Ended

                                            March 31       April 1          March 31        April 1
                                              2007           2006             2007            2006
                                         -------------   -------------   -------------   -------------
Net Income Per Common Share:
         Basic                           $        0.18   $        0.31   $        0.35   $        0.50
                                         =============   =============   =============   =============
         Diluted                         $        0.17   $        0.30   $        0.34   $        0.50
                                         =============   =============   =============   =============

Weighted Average Shares and Equivalent
      Shares Outstanding
           Basic                             1,887,917       1,879,809       1,886,059       1,877,186
                                         =============   =============   =============   =============
           Diluted                           1,915,176       1,908,919       1,912,122       1,906,622
                                         =============   =============   =============   =============

See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2007 (UNAUDITED) AND SEPTEMBER 30, 2006
                                 (In Thousands)


                                     ASSETS


                                        MARCH 31      SEPTEMBER 30
                                          2007           2006
                                      ------------   ------------

Current Assets:

Cash and cash equivalents             $      3,369   $      1,698
Notes and mortgages receivable,
  current maturities, net                       58             12
Due from franchisees                           212            569
Other receivables                              153            821
Inventories                                  2,383          2,215
Prepaid expenses                             1,291            813
Deferred tax asset                             154            187
                                      ------------   ------------

         Total Current Assets                7,620          6,315
                                      ------------   ------------

Property and Equipment, Net                 19,857         18,939
                                      ------------   ------------

Investment in Limited Partnership              157            153
                                      ------------   ------------

Other Assets:

Liquor licenses, net                           347            347
Notes and mortgages receivable, net             52            103
Deferred tax asset                             396            397
Other                                        2,294          1,144
                                      ------------   ------------
          Total Other Assets                 3,089          1,991
                                      ------------   ------------

          Total Assets                $     30,723   $     27,398
                                      ============   ============

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2007 (UNAUDITED) AND SEPTEMBER 30, 2006
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (In Thousands)


                                               MARCH 31      SEPTEMBER 30
                                                 2007            2006
                                             ------------    ------------

Current Liabilities:

  Accounts payable and accrued expenses      $      5,212    $      4,096
  Income taxes payable                                 92             264
  Due to franchisees                                  500             268
  Current portion of long term debt                   222             223
  Deferred revenues                                    49              54
  Deferred rent                                        16              14
                                             ------------    ------------
         Total Current Liabilities                  6,091           4,919
                                             ------------    ------------

Long Term Debt, Net of Current Maturities           4,557           4,196
                                             ------------    ------------
Line of Credit                                      1,962             762
                                             ------------    ------------
Deferred Rent, Net of Current Portion                 241             223
                                             ------------    ------------
Minority Interest in Equity of
   Consolidated Limited Partnerships                6,399           6,506
                                             ------------    ------------
Commitments, Contingencies and Subsequent
     Events

Stockholders' Equity:

  Common stock $.10 par value;
    5,000,000 shares authorized
    4,197,642 shares issued                           420             420
  Capital in excess of par value                    6,224           6,203
  Retained earnings                                10,720          10,064
  Treasury stock, at cost 2,308,869 shares
    at March 31,2007 and 2,313,277
    shares at September 30, 2006                   (5,891)         (5,895)
                                             ------------    ------------
       Total Stockholders' Equity                  11,473          10,792
                                             ------------    ------------
       Total Liabilities and
        Stockholders' Equity                 $     30,723    $     27,398
                                             ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE TWENTY SIX WEEKS ENDED MARCH 31, 2007 AND APRIL 1, 2006
                                 (In Thousands)



                                                     MARCH 31      APRIL 1
                                                       2007          2006
                                                    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                          $      656    $      944
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization                        1,049           864
    Loss on abandonment of property and equipment           23             6
    Casualty loss                                           --            58
    Deferred Income Tax                                     34           (38)
    Deferred rent                                           20           (11)
    Minority interest in earnings
      of consolidated limited partnerships                 311           199
    Income from unconsolidated limited
      partnership                                           (4)          (13)
    Recognition of deferred revenue                         (5)           (4)
  Changes in operating assets and liabilities:
      (Increase)decrease in:
           Due from franchisees                            357            82
           Other receivables                               175          (529)
           Inventories                                    (168)         (183)
           Prepaid expenses                               (478)         (368)
           Other assets                                 (1,104)         (874)
     Increase(decrease)in:
          Accounts payable and accrued expenses          1,116         1,200
           Income tax payable                             (172)          (60)
           Due to franchisees                              232            82
                                                    ----------    ----------
       Net cash provided by
           operating activities                          2,042         1,355
                                                    ----------    ----------

Cash flows from Investing Activities:

  Collection on notes and mortgages
    receivable                                               5             7
  Purchase of property and equipment                    (1,738)       (1,116)
  Purchase of assets of franchised restaurant             (100)           --
  Proceeds from sale of marketable securities              381            --
  Proceeds from sale of fixed assets                        92            --
  Proceeds from insurance settlement                       112            --
                                                    ----------    ----------
      Net cash used in
            investing activities                        (1,248)       (1,109)
                                                    ----------    ----------

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE TWENTY SIX WEEKS ENDED MARCH 31, 2007 AND April 1, 2006
                                 (In Thousands)


                                                      MARCH 31      APRIL 1
                                                        2007          2006
                                                     ----------    ----------
Cash flows from Financing Activities:

  Payment of long term debt                                (102)         (147)
  Proceeds from long term debt                              172            --
  Proceeds from line of credit                            1,200           762
  Dividends paid                                             --          (658)
  Purchase of treasury stock                                 (9)          (43)
  Purchase of minority limited partnership
    Interest                                                 --            (8)
  Distributions to limited partnership
    minority partners                                      (418)         (565)
  Proceeds from exercise of stock options                    34           117
                                                     ----------    ----------
Net cash provided by (used in) financing
  activities                                                877          (542)
                                                     ----------    ----------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                             1,671          (296)
Cash and Cash Equivalents,
  Beginning of Period                                     1,698         2,674
                                                     ----------    ----------
Cash and Cash Equivalents,
  End of Period                                      $    3,369    $    2,378
                                                     ==========    ==========

Supplemental Disclosure for Cash Flow Information:
    Cash paid during period for:
       Interest                                      $      258    $       71
                                                     ==========    ==========
       Income taxes                                  $      497    $      424
                                                     ==========    ==========


Supplemental Disclosure for Non-Cash Investing and
    Financing Activities:

         Purchase of vehicle in exchange for debt    $       --    $       70

         Purchase of real property in exchange
           for debt                                  $      250    $       --
                                                     ==========    ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2007


(1)   BASIS OF PRESENTATION:

      The accompanying financial information for the periods ended March 31, 2007 and April 1, 2006 are unaudited. Financial information as of September 30, 2006 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the
Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

         These financial statements include estimates relating to performance based officers' bonuses. The estimates are reviewed periodically and the effects of any revisions are reflected in the financial statements in the period they are determined to be necessary. Although these estimates are based on management's knowledge of current events and actions it may take in the future, they may ultimately differ from actual results.


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


(4)   RECENT ACCOUNTING PRONOUNCEMENTS:

      In February 2007, the FASB issued SFAS 159, "Fair Value Option for Financial Assets and Liabilities" which permits an entity to choose to measure many financial instruments and certain other items at fair value. The standard contains an amendment to SFAS 115 pertaining to available-for-sale and trading securities. The objective of the standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of Statement 159 at the beginning of fiscal year 2009 to have a material impact.

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

      In September 2006, the FASB issued SFAS 157, "Fair Value Measurements" which provides guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of Statement 157 at the beginning of fiscal year 2009 to have a material impact.

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


(5)   INVESTMENT IN LIMITED PARTNERSHIPS:

      Davie, Florida

      During the second quarter of fiscal year 2007, the Company, as general partner of a limited partnership, entered into a new lease for the business premises and closed on the purchase of the rights to the existing restaurant in Davie, Florida to renovate and operate under the "Flanigan's Seafood Bar and Grill" servicemark. The purchase price was $650,000. The estimate for renovations and pre-opening expenses is an additional $2,250,000. The funds necessary for this limited partnership, ($2,900,000) will be raised through a private offering, which the limited partnership plans to commence and complete during the fourth quarter of fiscal year 2007. As of March 31, 2007, the Company had advanced approximately $758,000 to the limited partnership. The Company acts as general partner and will own up to thirty percent of the limited partnership. The restaurant is expected to open for business during the first quarter of fiscal year 2008.


      Pembroke Pines, Florida

      During the second quarter of fiscal year 2007, the limited partnership commenced and subsequent to the end of the second quarter of fiscal year 2007, completed its private offering, raising the sum of $2,350,000 to complete the renovation of the business premises to operate as a "Flanigan's Seafood Bar and Grill" restaurant, which also reimbursed approximately $300,000 to the Company for advances made in excess of its investment, ($380,000), in the same. Subsequent to the end of the second quarter of fiscal year 2007, building permits were issued to the limited partnership, enabling the limited partnership to proceed with its renovations to the business premises. The Company acts as general partner and owns sixteen percent of the limited partnership. The restaurant is expected to open for business during the fourth quarter of fiscal year 2007.


(6)   PURCHASE OF FRANCHISED RESTAURANT:

      Lake Worth, Florida

      During the second quarter of fiscal year 2007, the Company purchased the assets of the franchised restaurant located at 2401 10th Avenue North, Lake Worth, Palm Beach County, Florida from its franchisee for a purchase price of $100,000. The purchase price was allocated between the leasehold interest ($45,000), and furniture and equipment, ($55,000). The lease for the business premises was to expire on November 15, 2007, with the franchisee electing not to exercise the final five (5) year renewal option. As a part of the assignment of the lease to the Company, the landlord agreed to extend the term of the lease until November 15, 2008 under the same terms and conditions, with two (2) three
(3) year renewal options at a fixed, increased annual rent. As of March 4, 2007, the franchised restaurant began operating as a Company owned restaurant.


(7)   INVESTMENT IN REAL PROPERTY:

      Hallandale, Florida

      During the second quarter of fiscal year 2007, the Company entered into a contract for the purchase of real property which is located adjacent to the parking lot of the Company's combination restaurant and package liquor store located at 4 North Federal Highway, Hallandale, Florida, (Store #31). A residence, consisting of approximately 1,200 square feet, is located upon the property and is leased to an unrelated third party for a monthly rental of $1,450. The purchase price for this property is $600,000 and will be partially financed with a private mortgage in the principal amount of $450,000. The mortgage bears interest at the rate of ten (10%) percent per annum, is amortized over thiry (30) years, with equal monthly payments of principal and interest, each in the amount of $3,949.07 with the entire principal balance and all accrued interest due in ten (10) years. Subsequent to the end of the second quarter of fiscal year 2007, the Company closed on the purchase of the real property.

      North Miami, Florida

      During the second quarter of fiscal year 2007, the Company entered into a Sale and Purchase Agreement to sell the real property located at 732 - 734 N.E. 125th Street, North Miami, Florida (Store #27), which real property the Company purchased during the first quarter of fiscal year 2007, to the sublessee, an unrelated third party. The sales price for this property is $780,000, including the interest of the Company in the liquor license. Subsequent to the end of the second quarter of fiscal year 2007, the Company closed on the sale of the real property, including the interest of the Company in the liquor license, and expects a gain of approximately $390,000 to be realized from the sale.


(8)   LINE OF CREDIT:

      During the second quarter of fiscal year 2007, the Company paid monthly installments of interest only on its line of credit. During the second quarter of fiscal year 2007, no payments were made to reduce the principal balance, nor were any additional draws made on the same. As of March 31, 2007, the principal balance outstanding was $1,962,000. Subsequent to the end of the second quarter of fiscal year 2007, the Company made a principal payment of $750,000, reducing the outstanding principal balance on the line of credit to $1,212,000. The line of credit matures as of December 26, 2008.

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


(10)  STOCK OPTION PLANS:

      The Company has several stock option plans under which qualified stock options may be granted to officers and other employees of the Company. The option price for qualified stock options must be issued at 110% of the fair market value of the Company's Common Stock on the date the options are granted. In general, options granted under the Company's stock option plans expire after a five (5) year period and generally vest no later than one (1) year from the date of grant. As of March 31, 2007, there were approximately 45,000 shares available for grant under the Company's stock option plans.

      No stock options were granted during the twenty six weeks ended March 31, 2007, nor were stock options granted during the twenty six weeks ended April 1, 2006.

      Stock option exercises during the twenty six weeks ended March 31, 2007 and April 1, 2006 resulted in cash inflows to the Company of $34,000 and $117,000, respectively. The corresponding intrinsic value as of the exercise date of the 5,050 and 24,070 stock options exercised during the twenty six weeks ended March 31, 2007 and April 1, 2006 were $22,000 and $124,000, respectively.

      Stock option activity during the twenty six weeks ended March 31, 2007 was as follows:

                                                         Weighted
                                            Total        Average
                                           Options    Exercise Price
                                        ------------  --------------

Outstanding at September 30, 2006             67,850   $       6.27

Granted                                           --             --

Exercised                                     (5,050)  $       6.35

Expired                                       (2,600)  $       6.13
                                        ------------   ------------

Outstanding at March 31, 2007                 60,200   $       6.27
                                        ============   ============

Options exercisable at March 31, 2007         60,200   $       6.27
                                        ============   ============


      The weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at March 31, 2007 was 1.68 years. The aggregate intrinsic value of options outstanding and stock options exercisable at March 31, 2007 was approximately $295,000.

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." The statement eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in financial statements related to the issuance of equity awards to employees. The statement also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. The Company adopted SFAS No. 123R effective January 1, 2006, using a modified version of prospective application in accordance with the statement. This application requires the Company to record compensation expense for all awards granted to employees and directors after the adoption date and for the unvested portion of awards that are outstanding at the date of adoption. The Company had no unvested stock options as of September 30, 2006 and granted no stock options in the twenty six weeks ended March 31, 2007, so there is no impact of SFAS No. 123R on the Company's condensed consolidated financial statements for the twenty six weeks ending March 31, 2007.


(11)  COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS:

      Guarantees

      The Company guarantees various leases for franchisees, limited partnerships and locations sold in prior years. Remaining rental commitments required under these leases are approximately $1,350,000. In the event of a default under any of these agreements, the Company will have the right to repossess the premises and operate the business to recover amounts paid under the guarantee either by liquidating assets or operating the business.

      Litigation

      The corporate offices consist of a two (2) story building, with space initially set aside on the ground floor for a package liquor store. The Company filed suit against the adjacent shopping center to determine the Company's right to non-exclusive parking in the shopping center. During the second quarter of fiscal year 2007, the appellate court affirmed the granting of a summary judgment in favor of the shopping center. Subsequent to the end of the second quarter of fiscal year 2007, the Company filed its motion for a re-hearing of its appeal before the entire appellate court, alleging obvious errors in the appellate decision.

      During the first quarter of fiscal year 2007, the Company filed suit against the landlord of the limited partnership which owns the restaurant in Pinecrest, Florida seeking to recover the cost of structural repairs to the business premises which it contends were the responsibility of the landlord pursuant to the terms of the lease and to recover rent paid while the structural repairs delayed the renovation of the business premises. The complaint includes a count by the limited partnership seeking a determination by the court that it has the exclusive right to the use of the pylon sign in front of the business premises. During the second quarter of fiscal year 2007, the landlord filed its answer to the complaint denying liability for structural repairs to the business premises, denying any obligation to reimburse the limited partnership for any rent paid while structural repairs delayed its renovations and denying the limited partnership's right to use the pylon sign. The lawsuit is in the discovery stage.

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

      Information concerning the revenues and operating income for the thirteen and twenty six weeks ended March 31, 2007 and April 1, 2006, and identifiable assets for the two segments in which the Company operates, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash, notes and mortgages receivable, real property, improvements, furniture, equipment and vehicles. The Company does not have any operations outside of the United States and intersegment transactions are not material.

                                                      Thirteen      Thirteen
                                                    Weeks Ended    Weeks Ended
                                                     March 31,       April 1,
                                                        2007          2006
                                                     ----------    ----------
Operating Revenues:
   Restaurants                                       $   12,378    $   10,635
   Package stores                                         3,531         3,439
   Other revenues                                           395           403
                                                     ----------    ----------
      Total operating revenues                       $   16,304    $   14,477
                                                     ==========    ==========

Operating Income Reconciled to Income Before
 Income Taxes and Minority Interest in
 Earnings of Consolidated
 Limited Partnerships
    Restaurants                                      $    1,307    $    1,078
    Package stores                                          202           238
                                                     ----------    ----------
                                                          1,509         1,316

    Corporate expenses, net of other
       Revenues                                            (699)         (804)
                                                     ----------    ----------
    Operating income                                        810           512
    Other income (expense)                                  (91)          383
                                                     ----------    ----------
Income Before Income Taxes and Minority
 Interest in Earnings of
 Consolidated Limited Partnerships                   $      719    $      895
                                                     ==========    ==========

Depreciation and Amortization:
   Restaurants                                       $      379    $      303
   Package stores                                            64            57
                                                     ----------    ----------
                                                            443           360
   Corporate                                                 92            74
                                                     ----------    ----------
Total Depreciation and Amortization                  $      535    $      434
                                                     ==========    ==========

Capital Expenditures:
   Restaurants                                       $      600    $      479
   Package stores                                           120            53
                                                     ----------    ----------
                                                            720           532
   Corporate                                                 69           128
                                                     ----------    ----------
Total Capital Expenditures                           $      789    $      660
                                                     ==========    ==========


                                                    Twenty Six     Twenty Six
                                                    Weeks Ended    Weeks Ended
                                                     March 31,       April 1,
                                                        2007          2006
                                                     ----------    ----------
Operating Revenues:
   Restaurants                                       $   23,495    $   19,761
   Package stores                                         7,013         7,192
   Other revenues                                           781           772
                                                     ----------    ----------
      Total operating revenues                       $   31,289    $   27,725
                                                     ==========    ==========

Operating Income Reconciled to Income Before
  Income Taxes and Minority Interest in
  Earnings of Consolidated
  Limited Partnerships
    Restaurants                                      $    2,244    $    1,831
    Package stores                                          382           541
                                                     ----------    ----------
                                                          2,626         2,372
    Corporate expenses, net of other
       Revenues                                          (1,104)       (1,199)
                                                     ----------    ----------
    Operating income                                      1,522         1,173
    Other income (expense)                                 (188)          417
                                                     ----------    ----------
Income Before Income Taxes and Minority
  Interest in Earnings of
  Consolidated Limited Partnerships                  $    1,334    $    1,590
                                                     ==========    ==========

Depreciation and Amortization:
   Restaurants                                       $      745    $      596
   Package stores                                           123           112
                                                     ----------    ----------
                                                            868           708
   Corporate                                                181           156
                                                     ----------    ----------
Total Depreciation and Amortization                  $    1,049    $      864
                                                     ==========    ==========


Capital Expenditures:
   Restaurants                                       $    1,408    $      652
   Package stores                                           200            75
                                                     ----------    ----------
                                                          1,608           727
   Corporate                                                435           459
                                                     ----------    ----------
Total Capital Expenditures                           $    2,043    $    1,186
                                                     ==========    ==========


                                                      March 31,   September 30,
Identifiable Assets:                                    2007          2006
                                                        ----          ----

   Restaurants                                       $   17,739    $   15,635
   Package store                                          3,802         3,602
                                                     ----------    ----------
                                                         21,541        19,237
   Corporate                                              9,182         8,161
                                                     ----------    ----------
Consolidated Totals                                  $   30,723    $   27,398
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

      The Company owns and /or operates full service restaurants, package liquor stores and an adult entertainment oriented club (collectively the "units"). At March 31, 2007, the Company operated 22 units and had equity interests in six units which have been franchised by the Company. The table below sets out the changes, if any, in the type and number of units being operated.

                                March 31   Sept. 30    April 1      Note
                                   2007      2006        2006       Number
      Types of Units
   -----------------------------------------------------------------------
   Company Owned:
      Combination package
      and restaurant                 4          4          4
      Restaurant only                3          2          2         (1)
      Package store only             5          5          5

   Company Managed
     Restaurants Only:
      Limited partnerships           7          7          6         (2)(3)(4)
      Franchise                      1          1          1
      Unrelated Third Party          1          1         --         (5)

  Company Owned Club:                1          1          1


     Total Company
      Owned/Operated Units          22         21         19

     Franchised units                6          7          7         (6)


Notes:

      (1) During the second quarter of fiscal year 2007, the Company purchased the assets of a franchised restaurant in Lake Worth, Florida, which franchised restaurant was operating under the "Flanigan's Seafood Bar and Grill" servicemark. The restaurant opened for business as a Company-owned location on March 4, 2007.

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

      (3) During the first quarter of fiscal year 2006, the Company, as agent for a limited partnership to be formed, entered into a contract to purchase an existing restaurant location in Davie, Florida to renovate and operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark. During the second quarter of fiscal year 2007, the limited partnership closed on the purchase of the existing restaurant location. The restaurant is expected to open for business during the first quarter of fiscal year 2008, provided the landlord's approval of building plans and all necessary zoning approvals, variances and/or special use permits are timely received. This restaurant is not included in the table of units.

      (4) During the third quarter of fiscal year 2006, the Company, as agent for a limited partnership to be formed, entered into a contract to purchase an existing restaurant location in Pembroke Pines, Florida to renovate and operate a restaurant under the "Flanigan's Seafood Bar and Grill" servicemark. During the first quarter of fiscal year 2007, the limited partnership closed on the purchase of the existing restaurant location. During the second quarter of fiscal year 2007, the limited partnership commenced and subsequent to the end of the second quarter of fiscal year 2007, completed its private offering, raising funds to renovate the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. Subsequent to the end of the second quarter of fiscal year 2007, building permits were issued to the limited partnership. The Company acts as general partner and owns a sixteen percent limited partnership interest. The restaurant is expected to open for business during the fourth quarter of fiscal year 2007. This restaurant is not included in the table of units.

      (5) During the second quarter of fiscal year 2006, the Company assumed the management of an existing restaurant in Deerfield Beach, Florida under its current format, "The Whale's Rib", pursuant to a management agreement whereby the Company is entitled to one-half (1/2) of the net profit from the operation of the same. This restaurant is included in the table of units.

      (6) The Company manages the restaurant for one (1) franchisee with respect to one (1) of the six (6) franchised units. The franchised restaurant is included in the table of units as a restaurant operated by the Company and the franchise is also included as a unit franchised by the Company and in which the Company has an interest.


Results of Operations
                                     Thirteen Weeks Ended
                                 March 31,           April 1,
                                   2007                2006
                             Amount    Percent   Amount    Percent
                             -------   -------   -------   -------
                               (In Thousands)      (In Thousands)

Restaurant food sales        $10,029     63.04   $ 8,641     61.40
Restaurant bar sales           2,349     14.77     1,994     14.17
Package store sales            3,531     22.19     3,439     24.43
                             -------   -------   -------   -------

Total sales                  $15,909    100.00   $14,074    100.00

Franchise related revenues       308                 285
Owner's fee                       40                  38
Other operating income            47                  80
                             -------             -------

Total Revenue                $16,304             $14,477
                             =======             =======



                                    Twenty Six Weeks Ended
                                 March 31,           April 1,
                                   2007                2006
                             Amount    Percent   Amount    Percent
                             -------   -------   -------   -------
                               (In Thousands)      (In Thousands)

Restaurant food sales        $19,059     62.47   $16,035     59.49
Restaurant bar sales           4,436     14.54     3,726     13.83
Package store sales            7,013     22.99     7,192     26.68
                             -------   -------   -------   -------

Total sales                  $30,508    100.00   $26,953    100.00

Franchise related revenues       608                 546
Owner's fee                       80                  75
Other operating income            93                 151
                             -------             -------

Total Revenue                $31,289             $27,725
                             =======             =======

Comparison of Thirteen Weeks Ended March 31, 2007 and April 1, 2006
-------------------------------------------------------------------

      Notwithstanding an increase in total revenue of $1,827,000 in the second quarter of fiscal year 2007 when compared to the second quarter of fiscal year 2006, net income decreased to $332,000 from $582,000 in the second quarter of fiscal year 2007. The increase in total revenue is primarily due to the restaurant in Pinecrest, Florida ($1,212,000) being open during the second quarter of fiscal year 2007 and menu price increases. The decrease in net income during the second quarter of fiscal year 2007 is primarily due to the Company's recognition of an insurance recovery, net of casualty loss, in the amount of $405,000, during the second quarter of fiscal year 2006. Higher overall expenses, including real property taxes, property and windstorm insurance coverage, interest expense due to the mortgage on the Company's Hallandale property and its line of credit and a higher effective tax rate, all adversely affected net income during the thirteen weeks ended March 31, 2007. Higher food costs, with the exception of the Company's price for ribs for calendar year 2007, and overall expenses are expected to continue increasing, but management believes that the menu price increases put into effect during the first quarter of fiscal year 2007 will offset the increases in food costs and overall expenses throughout the balance of fiscal year 2007.

      As the table above illustrates, total revenues in the thirteen weeks ended March 31, 2007 increased by 12.62% as compared to the total revenues for the thirteen weeks ended April 1, 2006 primarily due to the restaurant in Pinecrest, Florida, being open for the fiscal quarter. Total revenues should continue to increase due to the restaurant in Pinecrest, Florida being open for the entire fiscal year and the anticipated opening of the restaurant in Pembroke Pines, Florida during the fourth quarter of fiscal year 2007.

      Restaurant food sales represented 63.04% of total sales in the thirteen weeks ended March 31, 2007 as compared to 61.40% of total sales in the thirteen weeks ended April 1, 2006. The increase in restaurant food sales is due to the restaurant in Pinecrest, Florida, being open for the fiscal quarter, menu price increases and the continued increase in the weekly average of same store restaurant food sales. The weekly average of same store restaurant food sales, which includes six (6) limited partnership restaurants, were $724,000 and $697,000 for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively, an increase of 3.87%. Restaurant food sales should continue to increase due to the restaurant in Pinecrest, Florida being open for the entire fiscal year; the anticipated opening of the restaurant in Pembroke Pines, Florida during the fourth quarter of fiscal year 2007; and the expected continued increase in the weekly average of same store restaurant food sales.

      Restaurant bar sales represented 14.77% of total sales in the thirteen weeks ended March 31, 2007 as compared to 14.17% of total sales in the thirteen weeks ended April 1, 2006. The increase in restaurant bar sales is due to the restaurant in Pinecrest, Florida being open for the fiscal quarter and the use of promotions to increase restaurant bar sales, without jeopardizing the Company's perception as a family restaurant. The weekly average of same store restaurant bar sales, which includes six (6) limited partnership restaurants, were $172,000 and $161,000 for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively, an increase of 6.83%. Restaurant bar sales should continue to increase due to the restaurant in Pinecrest, Florida being open for the entire fiscal year; the anticipated opening of the restaurant in Pembroke Pines, Florida during the fourth quarter of fiscal year 2007; and the expected continued increase in the weekly average of same store restaurant bar sales.

      Package store sales represented 22.19% of total sales in the thirteen weeks ended March 31, 2007, as compared to 24.43% of total sales in the thirteen weeks ended Apri1, 2006. The percentage of package store sales to total sales decreased primarily due to the restaurant in Pinecrest, Florida being open for the fiscal quarter and will continue to decrease as new restaurants are opened. The weekly average of same store package sales were $272,000 and $265,000 for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively, an increase of 2.64%. The increase occurred due to the fact that New Year's Eve fell in the second quarter of fiscal year 2007, as compared to the first quarter of fiscal year 2006. Otherwise, package sales were adversely affected by increased competition during the second quarter of fiscal year 2007 and are expected to decrease throughout the balance of fiscal year 2007 due to the same.

      The gross profit margin for restaurant food and bar sales was 66.23% and 65.93% for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively. During the latter part of the first quarter of fiscal year 2007, the Company instituted menu price increases to restore and maintain its gross profit margin for restaurant sales. The gross profit margin for restaurant food and bar sales is expected to remain constant throughout the balance of fiscal year 2007.

      The gross profit margin for package store sales was 28.66% and 28.79% for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively. The gross profit margin for package store sales is expected to remain constant throughout the balance of fiscal year 2007.

Operating Costs and Expenses

      Operating costs and expenses were $15,494,000 and $13,965,000 for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively, an increase of 10.95%. The increase is due to the operation of the restaurant in Pinecrest, Florida for the fiscal quarter, as well as a general increase in overall operating costs and expenses. Operating costs and expenses are expected to continue increasing throughout the balance of fiscal year 2007 with the restaurant in Pinecrest, Florida being open for the entire fiscal year; anticipated opening of the restaurant in Pembroke Pines, Florida during the fourth quarter of fiscal year 2007; and a general increase in overall operating costs and expenses.

      Payroll and related costs were $4,542,000 and $4,274,000 for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively, an increase of 6.27%. The increase is attributed to the operation of the restaurant in Pinecrest, Florida for the fiscal quarter. Throughout the balance of fiscal year 2007, payroll and related costs are expected to increase due to the anticipated opening of the restaurant in Pembroke Pines, Florida during the fourth quarter of fiscal year 2007.

      Occupancy costs which include rent, common area maintenance, repairs and taxes were $945,000 and $783,000 for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively, an increase of 20.69%. The increase is accounted for primarily by the payment of rent for the restaurants in Pembroke Pines, Florida and Davie, Florida as of the second quarter of fiscal year 2007, and increases in real property taxes and common area maintenance, which generally includes a pro-rata share of property insurance for units located within shopping centers. Occupancy costs will increase during the balance of fiscal year 2007 due primarily to the payment of rent for the restaurants in Pembroke Pines, Florida and Davie, Florida.

      Selling, general and administrative expenses were $3,308,000 and $2,836,000 for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively, an increase of 16.64%. The increase in selling, general and administrative expense is accounted for by the operation of the restaurant in Pinecrest, Florida for the fiscal quarter and an overall increase in expenses, as noted above.

Other Income and Expense

      Other income and expenses was an expense of $91,000 for the thirteen weeks ended March 31, 2007, as compared to income of $383,000 for the thirteen weeks ended April 1, 2006. Other income and expense for the thirteen weeks ended March 31, 2007 includes interest expense of $125,000, as compared to an expense of $38,000 for the thirteen weeks ended April 1, 2006. The increase in interest expense is due to the interest paid on the Company's line of credit and mortgage used for the purchase of the membership interest of the limited liability company which owns the property in Hallandale, Florida during the thirteen weeks ended March 31, 2007, which did not exist during the thirteen weeks ended April 1, 2006. Other income and expenses for the thirteen weeks ended April 1, 2006 includes insurance recovery, net of casualty loss, of approximately $405,000.


Comparison of Twenty Six Weeks Ended March 31, 2007 and April 1, 2006.
----------------------------------------------------------------------

      Notwithstanding an increase in total revenue of $3,564,000 in the twenty six weeks ended March 31, 2007 when compared to the twenty six weeks ended April 1, 2006, net income decreased to $656,000 from $944,000 for the twenty six weeks ended March 31, 2007. The increase in total revenue is primarily due to the restaurant in Pinecrest, Florida ($2,497,000) being open during the twenty six weeks ended March 31, 2007 and menu price increases put into effect during the latter part of the first quarter of fiscal year 2007. The decrease in net income during the twenty six weeks ended March 31, 2007 is primarily due to higher food costs and overall expenses, including real property taxes, property and windstorm insurance coverage, interest expense due to the mortgage on the Company's Hallandale property and its line of credit and a higher effective tax rate. In addition, during the twenty six weeks ended April 1, 2006, the Company recognized an insurance recovery, net of casualty loss, in the amount of $450,000. Higher food costs, with the exception of the Company's price for ribs for calendar year 2007, and overall expenses are expected to continue increasing, but management believes that the menu price increases put into effect during the first quarter of fiscal year 2007 will offset the increases in food costs and overall expenses throughout the balance of fiscal year 2007.

      As the table above illustrates, total revenues in the twenty six weeks ended March 31, 2007 increased by 12.85% as compared to the total revenues for the twenty six weeks ended April 1, 2006 primarily due to the restaurant in Pinecrest, Florida, being open for the twenty six weeks ended March 31, 2007 and menu price increases made during the first quarter of fiscal year 2007. Total revenues are expected to increase due to the restaurant in Pinecrest, Florida being open for the entire fiscal year and the anticipated opening of the restaurant in Pembroke Pines, Florida during the fourth quarter of fiscal year 2007.

      Restaurant food sales represented 62.47% of total sales in the twenty six weeks ended March 31, 2007 as compared to 59.49% of total sales in the twenty six weeks ended April 1, 2006. The weekly average of same store restaurant food sales, which now includes six (6) limited partnership restaurants, were $637,000 and $601,000 for the twenty six weeks ended March 31, 2007 and April 1, 2006, respectively, an increase of 5.99%. The increase in restaurant food sales is due to the restaurant in Pinecrest, Florida being open for the quarter, menu price increases and the continued increase in the weekly average of same store restaurant food sales. Restaurant food sales should continue to increase due to the restaurant in Pinecrest, Florida being open for the entire fiscal year; the anticipated opening of the restaurant in Pembroke Pines, Florida during the fourth quarter of fiscal year 2007; and the continued increase in the weekly average of same store restaurant food sales.

      Restaurant bar sales represented 14.54% of total sales in the twenty six weeks ended March 31, 2007 as compared to 13.83% of total sales in the twenty six weeks ended April 1, 2006. The weekly average of same store restaurant bar sales were $152,000 and $140,000 for the twenty six weeks ended March 31, 2007 and April 1, 2006, respectively, an increase of 8.57%. The increase in restaurant bar sales is due to the restaurant in Pinecrest, Florida being open during the twenty six weeks ended March 31, 2007 and the use of promotions to increase restaurant bar sales, without jeopardizing the Company's perception as a family restaurant. Restaurant bar sales should continue to increase due to the restaurant in Pinecrest, Florida being open for the entire fiscal year; the anticipated opening of the restaurant in Pembroke Pines, Florida during the fourth quarter of fiscal year 2007; and the continued increase in the weekly average of same store restaurant bar sales.

      Package store sales represented 22.99% of total sales in the twenty six weeks ended March 31, 2007, as compared to 26.68% of total sales in the twenty six weeks ended April 1, 2006. The percentage of package store sales to total sales decreased primarily due to the restaurant in Pinecrest, Florida being open for the twenty six weeks ended March 31, 2007 and will continue to decrease as new restaurants are opened. The weekly average of same store package sales, were $270,000 and $277,000 for the twenty six weeks ended March 31, 2007 and April 1, 2006, respectively, a decrease of 2.53%. The decrease was primarily due to increased competition. Package store sales are expected to continue decreasing throughout the balance of fiscal year 2007 due to increased competition.

      The gross profit margin for restaurant food and bar sales was 65.97% and 65.91% for the twenty six weeks ended March 31, 2007 and April 1, 2006, respectively. The stabilization of gross profit for restaurant and bar sales for the twenty six weeks ended March 31, 2007 was primarily due to menu price increases instituted during the first quarter of fiscal year 2007.

      The gross profit margin for package stores sales was 27.81% and 28.14% for the twenty six weeks ended March 31, 2007 and April 1, 2006, respectively. The decrease in gross profit margin for package store sales is due to increased competition and the Company's policy of meeting all advertised prices. The gross profit margin for package store sales is expected to remain constant throughout the balance of fiscal year 2007.


Operating Costs and Expenses

      Operating costs and expenses were $29,767,000 and $26,552,000 for the twenty six weeks ended March 31, 2007 and April 1, 2006, respectively, an increase of 12.11%. The increase is due to the operation of the restaurant in Pinecrest, Florida for the twenty six weeks ended March 31, 2007, as well as a general increase in overall operating costs and expenses. Operating costs and expenses are expected to continue increasing throughout the balance of fiscal year 2007 with the anticipated opening of the restaurant in Pembroke Pines, Florida during the fourth quarter of fiscal year 2007 and a general increase in overall operating costs and expenses.

      Payroll and related costs were $8,604,000 and $7,808,000 for the twenty six weeks ended March 31, 2007 and April 1, 2006, respectively, an increase of 10.19%. The increase is attributed to the operation of the restaurant in Pinecrest, Florida for the twenty six weeks ended March 31, 2007. Throughout the balance of fiscal year 2007 payroll and related costs are expected to increase due to the anticipated opening of the restaurant in Pembroke Pines, Florida during the fourth quarter of fiscal year 2007.

      Occupancy costs which include rent, common area maintenance, repairs and taxes were $1,764,000 and $1,537,000 for the twenty six weeks ended March 31, 2007 and April 1, 2006, respectively, an increase of 14.77%. The increase is accounted for primarily by the payment of rent for the restaurants in Pembroke Pines, Florida and Davie, Florida as of the second quarter of fiscal year 2007, increases in common area charges for units located within shopping centers and increased accruals for real property taxes.

      Selling, general and administrative expenses were $6,341,000 and $5,302,000 for the twenty six weeks ended March 31, 2007 and April 1, 2006, respectively, an increase of 19.60%. The increase in selling, general and administrative expense is accounted for by the operation of the restaurant in Pinecrest, Florida for the twenty six weeks ended March 31, 2007 and an overall increase in expenses, as noted above.

Other Income and Expense

      Other income and expenses was an expense of $188,000 for the twenty six weeks ended March 31, 2007, as compared to income of $417,000 for the twenty six weeks ended April 1, 2006. Other income and expense for the twenty six weeks ended March 31, 2007 includes interest expense of $258,000, as compared to $71,000 for the twenty six weeks ended April 1, 2006. The increase in interest expense is due to the interest paid on the Company's line of credit and mortgage used for the purchase of the membership interest of the limited liability company which owns the property in Hallandale, Florida during the twenty six weeks ended March 31, 2007, which did not exist during the twenty six weeks ended April 1, 2006. Other income and expenses for the twenty six weeks ended April 1, 2006 includes insurance recovery, net of casualty loss, of $450,000.


New Limited Partnership Restaurants

      As the Company opens new limited partnership restaurants on a more regular basis the Company's income from operations will be adversely affected by the higher costs associated with the opening of the same. The higher costs include, but are not limited to pre-opening rent. During the twenty six weeks ended March 31, 2007, the Company recognized non-cash pre-opening rent in the approximate amount of $18,000 and recognized cash pre-opening rent in the approximate amount of $35,000 for the new limited partnership restaurant in Pembroke Pines, Florida. During the twenty six weeks ended March 31, 2007, the Company also paid and expensed pre-opening rent in the approximate amount of $48,000 for the new limited partnership restaurant in Davie, Florida, which is the full rent provided in the lease. During the twenty six weeks ended April 1, 2006, the Company paid and expensed pre-opening rent for the limited partnership restaurant in Pinecrest, Florida, in the approximate amount of $103,000, which was the full rent provided in the lease. The Company is recognizing rent expense on a straight line basis over the term of the lease.

      Throughout the balance of fiscal year 2007, income from operations will be adversely affected by the pre-opening costs to be incurred for the new limited partnership restaurants in Pembroke Pines, Florida and Davie, Florida, including but not limited to the payment and expensing of pre-opening rent.


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

Liquidity and Capital Resources

Cash Flows

      The following table is a summary of the Company's cash flows for the twenty six weeks of fiscal years 2007 and 2006.

                                       Twenty Six Weeks Ended
                                        March 31,     April 1,
                                          2007          2006
                                       ----------    ----------
                                            (In Thousands)
Net cash provided by
  operating activities                 $    2,042    $    1,355

Net cash used in
  investing activities                     (1,248)       (1,109)

Net cash provided by (used in)
  financing activities                        877          (542)
                                       ----------    ----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                          1,671          (296)
Cash and Cash Equivalents, Beginning        1,698         2,674
                                       ----------    ----------

Cash and Cash Equivalents, Ending      $    3,369    $    2,378
                                       ==========    ==========

      On January 13, 2006, the Company declared a cash dividend of 35 cents per share payable on February 15, 2006 to shareholders of record on January 31, 2006.

      As a result of significant investments in capital expenditures and the expansion of locations in the prior and current fiscal years, the Board is evaluating the Company's ability to declare dividends in the current period.

Capital Expenditures

      The Company had additions to property and equipment of $2,043,000 (of which $250,000 was financed), during the twenty six weeks ended March 31, 2007, including $802,500 for the purchase of real property and $204,000 for renovations to two (2) existing Company restaurants, as compared to $1,116,000 during the twenty six weeks ended April 1, 2006, which included $101,000 as a direct result of Hurricane Wilma. During the twenty six weeks ended April 1, 2006, the Company purchased one (1) vehicle, for a purchase price of $70,000, which vehicle was 100% financed.

      All of the Company's units require periodic refurbishing in order to remain competitive. The budget for fiscal year 2007 is $800,000. The Company expects the funds for these improvements to be provided from operations. In addition, it is anticipated that the limited partnership owning the restaurant in Pembroke Pines, Florida will require approximately $2,000,000 in additional funds for capital expenditures to complete its renovations and prepare for opening as a "Flanigan's Seafood Bar and Grill" restaurant. Subsequent to the end of the second quarter of fiscal year 2007, this limited partnership completed its private offering, raising the sum of $2,350,000, which also reimbursed approximately $300,000 to the Company for advances made in excess of its investment, ($380,000), in the same. It is also anticipated that the limited partnership owning the restaurant in Davie, Florida will require approximately $2,100,000 in additional funds for capital expenditures to complete its renovations and prepare for opening as a "Flanigan's Seafood Bar and Grill" restaurant, which funds will be raised through a private offering. The funds raised through the private offering will also reimburse the Company for advances made in excess of its investment in this limited partnership. As of March 31, 2007, the Company had advanced approximately $758,000 to this limited partnership.

Long Term Debt

      As of March 31, 2007, the Company had long term debt of $6,741,000, as compared to $2,242,000 as of April 1, 2006, and $5,181,000 as of September 30, 2006.

      The Company's long term debt includes its line of credit, which had a principal balance of $1,962,000 as of March 31, 2007. Subsequent to the end of the second quarter of fiscal year 2007, the Company made a principal payment of $750,000, reducing the outstanding principal balance on the line of credit to $1,212,000.

      As of March 31, 2007, the Company is in compliance with the affirmative covenants contained in its loan documents.

      Subsequent to the end of the second quarter of fiscal year 2007, the Company closed on a $450,000 private mortgage which financed the Company's purchase of the real property which is located adjacent to the parking lot of the Company's combination restaurant and package liquor store located at 4 North Federal Highway, Hallandale, Florida, (Store #31). The mortgage bears interest at the rate of ten (10%) percent per annum, is amortized over thirty (30) years with equal monthly payments of principal and interest, each in the amount of $3,949.07, with the entire principal balance and all accrued interest due in ten
(10) years.


Purchase of Company Common Stock

      Pursuant to a discretionary plan approved by the Board of Directors, during the thirteen weeks ended March 31, 2007, the Company purchased 500 shares of its common stock for an aggregate purchase price of $5,200. During the twenty six weeks ending March 31, 2007, the Company purchased 832 shares of its common stock for an aggregate purchase price of $9,000.


Working Capital

      The table below summarizes the current assets, current liabilities, and working capital for the fiscal quarters ended March 31, 2007, April 1, 2006, and the fiscal year ended September 30, 2006.

                          March 31,      April 1,    Sept. 30,
     Item                   2007          2006         2006
                          --------      --------     --------
                                     (In Thousands)

Current Assets             $7,620        $6,746       $6,315
Current Liabilities         6,091         5,152        4,919
Working Capital             1,529         1,594        1,396

      Working capital for the fiscal quarter ending March 31, 2007 decreased by 4.08% from the working capital for the fiscal quarter ending April 1, 2006 and increased by 9.53% from the working capital for the fiscal year ending September 30, 2006. Working capital improved during the fiscal quarter ended March 31, 2007 primarily due to the minimal demand upon the Company's cash flow for extraordinary items during the fiscal quarter. At the end of the first quarter of fiscal year 2007, the Company took a draw against its line of credit,

($1,200,000), which draw included funds to advance to the limited partnership to close on the purchase of the existing restaurant in Davie, Florida ($650,000), which transaction closed at the start of the second quarter of fiscal year 2007. Working capital for the fiscal quarter ended April 1, 2006 was improved by an insurance recovery, net of casualty loss, of $405,000, as the Company received reimbursement from its insurance carrier of a part of its losses as a result of Hurricane Wilma.

      Subsequent to the end of the second quarter of fiscal year 2007, the Company's working capital improved with the completion of its private offering by the limited partnership which owns the restaurant in Pembroke Pines, Florida, which private offering raised the sum of $2,350,000. The Company invested $380,000 in the limited partnership and was reimbursed approximately $300,000 in excess advances made to the same. In addition and also subsequent to the end of the second quarter of fiscal year 2007, the Company closed on the sale of the real property located at 732 - 734 N.E. 125th Street, North Miami, Florida (Store #27), realizing net sale proceeds in the approximate amount of $763,000 and further improving the Company's working capital.

      Management believes that over the balance of fiscal year 2007, working capital will continue to improve as management does not anticipate the same demand upon the Company's cash flow as it experienced during fiscal year 2006 and the first quarter of fiscal year 2007. Notwithstanding, management also believes that working capital will be adversely affected by investments and/or further advances to be made by the Company to the limited partnership which owns the restaurant in Davie, Florida until such time as the limited partnership completes its private offering, currently planned for the fourth quarter of fiscal year 2007, and is reimbursed advances made by the Company in excess of its investment in the same.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company does not ordinarily hold market risk sensitive instruments for trading purposes and as of March 31, 2007 held no equity securities.

Interest Rate Risk

      At March 31, 2007, the Company has one debt arrangement, its line of credit, which has a variable interest rate, which is at prime. Increases in interest rates may have a material affect upon results of operations, depending upon the outstanding principal balance on the line of credit from time to time.

      At March 31, 2007, the Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates. Any decrease in interest rates will have a negative effect on the Company's earnings.

      There is no assurance that interest rates will increase or decrease over the next fiscal year.


Item 4.  Controls and Procedures

      (a)   Evaluation of Disclosure Controls and Procedures

      Our Chief Executive Officer and Chief Financial Officer, with the participation of management, evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended, ("Exchange Act") Rule 13a-15(e) or 15d-15(e)) as of March 31, 2007. Based upon that evaluation, it is the opinion of our Chief Executive

Officer and Chief Financial Officer that such disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective in ensuring that material information is accumulated and communicated to management and made known to the Chief Executive Officer and Chief Financial Officer particularly during the period in which this report was prepared, as appropriate, to allow timely decisions regarding timely disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, is subject to limitations, including the exercise of our judgment in evaluating the same. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors.

      (b)   Change in Internal Control Over Financial Reporting

      During the second quarter of fiscal year 2007, the Company continued to assess the effectiveness of our "internal controls over financial reporting" on an account by account basis as a part of our on-going accounting and financial reporting review process. The results of management's assessment and review were reported to the Audit Committee of the Board of Directors.

      During the second quarter of fiscal year 2007, management significantly expanded procedures to remediate one material weakness in our internal control over financial reporting which existed as of December 30, 2006, namely the accounting for officers' bonuses, specifically with respect to the posting of interim payments against officers' bonuses which directly relate to accruals of the same. The expanded procedures include the following:

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

      With the exception of the changes to the accounting of officers' bonuses discussed above, we made no changes in our internal control over financial reporting during the second quarter ending March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Notwithstanding, the effectiveness of our system of internal control over financial reporting is subject to limitations, including the exercise of our judgment in evaluating the same. As a result, there can be no assurance that our internal control over financial reporting will prevent all errors.

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

                                     FLANIGAN'S ENTERPRISES, INC.

                                         /s/ James G. Flanigan
                                     ----------------------------------
                                     JAMES G. FLANIGAN,
                                     Chief Executive Officer and
                                       President

Date: May 15, 2007
      ------------

                                        /s/ Jeffrey D. Kastner
                                     ----------------------------------
                                     JEFFREY D. KASTNER
                                     Chief Financial Officer and Secretary

Date: May 15, 2007
      ------------