Form 10-Q
period 2007-06-30
FLANIGANS ENTERPRISES INC
filed 2007-08-14
CIK 12040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from          to

                          Commission File Number 1-6836

                          FLANIGAN'S ENTERPRISES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

             Florida                                         59-0877638
     -----------------------                            ------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)

 5059 N.E. 18th Avenue, Fort Lauderdale, Florida                  33334
 -----------------------------------------------                  -----
     Address of principal executive offices)                    Zip Code

                                 (954) 377-1961
                                 --------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer |_|   Accelerated filer |_|    Non-accelerated filer |X|

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes |_| No |X|

On August 14, 2007, 1,890,733 shares of Common Stock, $0.10 par value per share, were outstanding.
--------------------------------------------------------------------------------

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION.................................................1

     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).........1
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME................2
         CONDENSED CONSOLIDATED BALANCE SHEETS................................4
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS............6
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS......................................15
     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....25
     ITEM 4.  CONTROLS AND PROCEDURES........................................25

PART II. OTHER INFORMATION...................................................26

     ITEM 1.  LEGAL PROCEEDINGS..............................................26
     ITEM 1A.  RISK FACTORS..................................................26
     ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS....26
     ITEM 6. EXHIBITS........................................................27



As used in this Quarterly  Report on Form 10-Q, the terms "we," "us," "our," the
"Company"  and   "Flanigan's"   mean  Flanigan's   Enterprises,   Inc.  and  its
subsidiaries (unless the context indicates a different meaning).

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)

                                                    Thirteen  Weeks       Thirty-nine Weeks
                                                         Ended                  Ended

                                                 June 30,     July 1,    June 30,    July 1,
                                                   2007        2006        2007        2006
                                                 --------    --------    --------    --------
REVENUES:
   Restaurant food sales                         $  9,773    $  8,405    $ 28,832    $ 24,440
   Restaurant bar sales                             2,206       1,943       6,642       5,669
   Package store sales                              3,037       3,036      10,050      10,228
   Franchise related revenues                         279         291         887         837
   Owner's fee                                         71          96         151         171
   Other operating income                              41          80         134         231
                                                 --------    --------    --------    --------
                                                   15,407      13,851      46,696      41,576
                                                 --------    --------    --------    --------


COSTS AND EXPENSES:
   Cost of merchandise sold:
       Restaurant and lounges                       4,211       3,495      12,206      10,232
       Package goods                                2,174       2,175       7,237       7,343
  Payroll and related costs                         4,494       4,096      13,098      11,904
  Occupancy costs                                   1,099         800       2,863       2,398
  Selling, general and administrative expenses      3,141       2,635       9,482       7,876
                                                 --------    --------    --------    --------

                                                   15,119      13,201      44,886      39,753
                                                 --------    --------    --------    --------

Income from Operations                                288         650       1,810       1,823
                                                 --------    --------    --------    --------


OTHER INCOME (EXPENSE):
Interest expense                                     (129)        (53)       (387)       (124)
Interest and other income                              40          18         110          56
Insurance recovery, net of casualty loss               --          (8)         --         442
Gain on sale of property and equipment                393          --         393          --
                                                 --------    --------    --------    --------
                                                      304         (43)        116         374
                                                 --------    --------    --------    --------

Income before Provision for Income Taxes
   and Minority Interest in (Earnings) Losses of
    Consolidated Limited Partnerships                 592         607       1,926       2,197

Provision for Income Taxes                           (236)       (258)       (603)       (705)

Minority Interest in (Earnings) Losses of
Consolidated Limited Partnerships                      71        (146)       (240)       (345)
                                                 --------    --------    --------    --------

Net Income                                       $    427    $    203    $  1,083    $  1,147
                                                 ========    ========    ========    ========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)

                                   (Continued)

                                              Thirteen Weeks          Thirty-nine Weeks
                                                  Ended                     Ended

                                          June 30,      July 1,     June 30,      July 1,
                                            2007         2006         2007         2006
                                         ----------   ----------   ----------   ----------

Net Income Per Common Share:
         Basic                           $     0.23   $     0.11   $     0.57   $     0.61
                                         ==========   ==========   ==========   ==========
         Diluted                         $     0.22   $     0.11   $     0.57   $     0.60
                                         ==========   ==========   ==========   ==========

Weighted Average Shares and Equivalent
            Shares Outstanding
              Basic                       1,892,891    1,893,486    1,888,336    1,882,690
                                         ==========   ==========   ==========   ==========
              Diluted                     1,914,986    1,920,472    1,910,119    1,908,085
                                         ==========   ==========   ==========   ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                JUNE 30, 2007 (UNAUDITED) AND SEPTEMBER 30, 2006
                                 (In Thousands)


                                     ASSETS

                                                JUNE 30,   SEPTEMBER 30,
                                                  2007         2006
                                               ----------   ----------

Current Assets:

Cash and cash equivalents                      $    3,330   $    1,698
Notes and mortgages receivables,
    current maturities, net                            14           12
Due from franchisees                                  314          569
Other receivables                                     161          821
Inventories                                         2,202        2,215
Prepaid expenses                                    1,056          813
Deferred tax asset                                    186          187
                                               ----------   ----------
         Total Current Assets                       7,263        6,315
                                               ----------   ----------

Property and Equipment, Net                        19,287       17,967
                                               ----------   ----------

Investment in Limited Partnership                     149          153
                                               ----------   ----------
Other Assets:

Liquor licenses, net                                  347          347
Notes and mortgages receivable, net                    48          103
Deferred tax asset                                    392          397
Leasehold purchases                                 2,142        1,291
Other                                               1,227          825
                                               ----------   ----------
         Total Other Assets                         4,156        2,963
                                               ----------   ----------
         Total Assets                          $   30,855   $   27,398
                                               ==========   ==========


                  FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                JUNE 30, 2007 (UNAUDITED) AND SEPTEMBER 30, 2006
                                 (In Thousands)

                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    JUNE 30,    SEPTEMBER 30,
                                                      2007          2006
                                                   ----------    ----------

Current Liabilities:

   Accounts payable and accrued expenses           $    4,046    $    4,096
   Income taxes payable                                   114           264
   Due to franchisees                                     420           268
   Current portion of long term debt                      211           223
   Deferred revenues                                       47            54
   Deferred rent                                           16            14
                                                   ----------    ----------
        Total Current Liabilities                       4,854         4,919
                                                   ----------    ----------

Long Term Debt, Net of Current Maturities               4,963         4,196
Line of Credit                                            962           762

Deferred Rent, Net of Current Portion                     237           223

Minority Interest in Equity of
 Consolidated Limited Partnerships                      7,939         6,506

Commitments, Contingencies and Subsequent Events

Stockholders' Equity:
  Common stock, $.10 par value; 5,000,000 shares
    authorized; 4,197,642 shares issued                   420           420
  Capital in excess of par value                        6,240         6,203
  Retained earnings                                    11,147        10,064
  Treasury stock, at cost, 2,306,909 shares
      at June 30, 2007 and 2,313,277
      shares at September 30, 2006                     (5,907)       (5,895)
                                                   ----------    ----------
      Total Stockholders' Equity                       11,900        10,792
                                                   ----------    ----------
     Total Liabilities and Stockholders' Equity    $   30,855    $   27,398
                                                   ==========    ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THIRTY-NINE WEEKS ENDED JUNE 30, 2007 AND JULY 1, 2006
                                 (In Thousands)


                                                                 JUNE 30,     JULY 1,
                                                                   2007         2006
                                                                 ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                       $   1,083    $   1,147
Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                  1,454        1,229
      Amortization of leasehold purchases                              149          108
      Gain on sale of property and equipment                          (393)          --
      Loss on abandonment of property and equipment                     26           10
      Casualty loss                                                     --           64
      Deferred income tax                                                6          (26)
      Deferred rent                                                     16          (14)
      Minority interest in earnings of
         consolidated limited partnerships                             240          345
      Income from unconsolidated limited partnership                    (5)         (23)
      Recognition of deferred revenue                                   (7)          (6)
      Changes in operating assets and liabilities:
           (Increase) decrease in
              Due from franchisees                                     255          (89)
              Other receivables                                        167          (65)
              Inventories                                               13         (118)
              Prepaid expenses                                        (243)        (192)
              Other assets                                            (414)        (954)
            Increase (decrease) in:
              Accounts payable and accrued expenses                    (50)         397
              Income taxes payable                                    (150)         300
              Due to franchisees                                       152          (45)
                                                                 ---------    ---------

     Net cash provided by operating activities                       2,299        2,068
                                                                 ---------    ---------

Cash Flows from Investing Activities:
         Collection on notes and mortgages receivable                    8           12
         Purchase of property and equipment                         (2,417)      (2,356)
         Purchase of leaseholds                                       (955)          --
         Purchase of assets from franchise restaurant                 (100)          --
         Proceeds from sale of fixed assets                            862           --
         Proceeds from sale of marketable securities                   381           --
         Distributions from unconsolidated limited partnership           9           --
         Proceeds from insurance settlement                            112           --
                                                                 ---------    ---------
      Net cash used in investing activities                         (2,100)      (2,344)
                                                                 ---------    ---------


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THIRTY-NINE WEEKS ENDED JUNE 30, 2007 AND JULY 1, 2006
                                 (In Thousands)

                                   (Continued)

                                                                         JUNE 30,     JULY 1,
                                                                           2007        2006
                                                                          -------     -------
Cash flows from Financing Activities:
     Payment of long term debt                                               (157)       (184)
     Payment of line of credit                                             (1,000)         --
     Proceeds from long term debt                                             172          --
     Proceeds from line of credit                                           1,200         762
     Dividends paid                                                            --        (658)
     Purchase of treasury stock                                               (36)        (95)
     Purchase of minority limited partnership interest                         --          (8)
     Distributions to limited partnership
         minority partners                                                   (777)       (809)
     Proceeds from limited partnership interests                            1,970*      2,005**
     Proceeds from exercise of stock options                                   61         117
                                                                          -------     -------
Net cash provided by financing activities                                   1,433       1,130
                                                                          -------     -------

Net Increase in Cash and Cash Equivalents                                   1,632         854

    Beginning of Period                                                     1,698       2,674
                                                                          -------     -------

    End of Period                                                         $ 3,330     $ 3,528
                                                                          =======     =======
Supplemental Disclosure for Cash Flow Information:
     Cash paid during period for:
         Interest                                                         $   387     $   124
                                                                          =======     =======
         Income taxes                                                     $   747     $   431
                                                                          =======     =======

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
     Purchase of vehicle in exchange for debt                             $    --     $    70
     Purchase of real property in exchange for debt                           700          --
                                                                          =======     =======

* exclusive of the Company's investment in the limited partnership owning the restaurant in Pembroke Pines, FL of $380,000.
** exclusive of the Company's investment in the limited partnership owning the restaurant in Pinecrest, FL of $1,295,000.

See accompanying notes to unaudited condensed consolidated financial statements

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2007

(1) BASIS OF PRESENTATION:

The accompanying financial information for the periods ended June 30, 2007 and July 1, 2006 are unaudited. Financial information as of September 30, 2006 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(5)  INVESTMENT IN LIMITED PARTNERSHIPS:

Davie, Florida

On January 2, 2007, a limited partnership in which (i) the Company is the sole general partner; and (ii) the Company and a wholly owned subsidiary are currently the sole limited partners, acquired personal property assets and a leasehold interest in an existing restaurant operation located in Davie, Florida for $650,000. The Company advanced the purchase price to the limited partnership and through June 30, 2007, has advanced an additional $274,000 for expenses of the limited partnership. The amounts advanced to the limited partnership are used to credit the Company's obligation to pay for its equity investment in the limited partnership at the same price as other investors who acquire limited partnership interests in the limited partnership. Any excess amounts advanced by the Company are reimbursed without interest.

Since the limited partnership acquired these restaurant assets, it has been preparing plans to renovate and upgrade the business premises for operation as a "Flanigan's Seafood Bar and Grill" restaurant. Management projects the cost to carry out these plans will be approximately $2,951,000, exclusive of the $924,000 already advanced by the Company. The percentage of limited partnership interest the Company maintains in the limited partnership will primarily depend upon the demand for the limited partnership interests. The limited partnership anticipates that the Davie, Florida location will be open for business as a "Flanigan's Seafood Bar and Grill" restaurant during the second quarter of fiscal year 2008.

Pembroke Pines, Florida

During the third quarter of fiscal year 2007, building permits were issued to the limited partnership which owns the restaurant in Pembroke Pines, Florida, enabling renovations and upgrades to the business premises to proceed. During the third quarter of fiscal year 2007, the limited partnership also completed a private offering of limited partnership interests, raising gross proceeds of $2,350,000. In addition to being the sole general partner of this limited partnership, the Company maintains a 16% limited partnership interest in this limited partnership. The limited partnership will use the gross proceeds to complete the renovations and upgrades at the Pembroke Pines, Florida location and anticipates that this location will be open for business as a "Flanigan's Seafood Bar and Grill" restaurant during the fourth quarter of fiscal year 2007.

(6)   INVESTMENT IN REAL PROPERTY:

Hallandale, Florida

During the third quarter of fiscal year 2007, the Company purchased the real property located adjacent to the parking lot of the Company's combination restaurant and package liquor store located at 4 North Federal Highway, Hallandale, Florida, (Store #31) for $600,000. A residence, consisting of approximately 1,200 square feet, is located upon the property and was leased to an unrelated third party who, subsequent to the end of the third quarter of fiscal year 2007, vacated the residence. The purchase price for this real property was partially financed with a private purchase money mortgage in the principal amount of $450,000 from an unrelated third party. The mortgage amount bears interest at the rate of ten (10%) percent per annum, is amortized over thirty (30) years with equal monthly payments of principal and interest, each in the amount of $3,949.07, with the entire principal balance and all accrued interest due in ten (10) years.

North Miami, Florida

During the third quarter of fiscal year 2007, the Company sold the real property located at 732 - 734 N.E. 125th Street, North Miami, Florida and its rights under the liquor license for that location for $780,000. The Company purchased this real property during the first quarter of fiscal year 2007 for a purchase price of $250,000 and realized a gain of $393,000 from the sale.

(7)  LINE OF CREDIT:

Under a secured line of credit with a third party financial institution, which matures on December 26, 2008, the Company is able to borrow up to $2,600,000. During the third quarter of fiscal year 2007, the Company did not borrow from the line of credit, paid monthly installments of interest and in addition, made a $1,000,000 principal payment. As of June 30, 2007, the amount outstanding under the line of credit was $962,000, with a remaining availability of $1,638,000.

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

(9)  STOCK OPTION PLANS:

The Company has two stock option plans under which qualified stock options may be granted to officers and other employees of the Company. Under these plans, the exercise price for the qualified stock options must be at least 110% of the fair market value of the Company's Common Stock on the date the options are granted. In general, options granted under the Company's stock option plans expire after a five (5) year period and generally vest no later than one (1) year from the date of grant. As of June 30, 2007, options to acquire 50,300 shares were outstanding at an average exercise price of $6.31 per share. Under the plans, options to aquire an aggregate of 45,000 shares are available for grant.

No stock options were granted during the thirty-nine weeks ended June 30, 2007, nor were stock options granted during the thirty-nine weeks ended July 1, 2006.

Stock option exercises during the thirty-nine weeks ended June 30, 2007 and July 1, 2006 resulted in cash inflows to the Company of $61,000 and $117,000, respectively. The corresponding intrinsic value as of the exercise date of the 9,510 and 24,120 stock options exercised during the thirty-nine weeks ended June 30, 2007 and July 1, 2006 were $45,000 and $124,000, respectively.

Stock option activity during the thirty-nine weeks ended June 30, 2007 was as follows:

                                                             Weighted Average
                                              Total Options   Exercise Price
                                              -------------   --------------
     Outstanding at September 30, 2006            67,850           $6.27

              Granted                               --              --
              Exercised                          (9,510)           $6.23
              Expired                            (8,040)           $6.11
                                                 -------           -----

     Outstanding at June 30, 2007                 50,300           $6.31
                                                 =======           =====

     Options exercisable at June 30, 2007         50,300           $6.31
                                                 =======           =====

The weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at June 30, 2007 was approximately 1.47 years. The aggregate intrinsic value of options outstanding and stock options exercisable at June 30, 2007 was approximately $251,000.

(10)  COMMITMENTS AND CONTINGENCIES:

Guarantees

The Company guarantees various leases for franchisees, limited partnerships that own restaurants and locations sold in prior years. Remaining rental commitments required under these leases are approximately $1,231,000. In the event of a default under any of these agreements, the Company will have the right to repossess the premises and operate the business to recover amounts paid under the guarantee either by liquidating assets or operating the business.

Litigation

The Company owns the building where its corporate offices are located. On April 16, 2001, the Company filed suit against the owner of the adjacent shopping center to determine the Company's right to non-exclusive parking in the shopping center. During the second quarter of fiscal year 2007, the appellate court affirmed the granting of a summary judgment in favor of the shopping center. During the third quarter of fiscal year 2007, the appellate court, upon re-hearing, again affirmed the granting of a summary judgment in favor of the shopping center. The seller from whom the Company purchased the building was named as a defendant in the lawsuit and is currently asserting a claim against the Company for reimbursement of its attorneys' fees and costs resulting from the litigation.

During the first quarter of fiscal year 2007, the Company and the limited partnership which owns the restaurant in Pinecrest, Florida filed suit against the limited partnership's landlord. The Company is the sole general partner and a 39% limited partner in this limited partnership. The Company is seeking to recover the cost of structural repairs to the business premises paid for by the Company, which it contends were the landlord's responsibility under the lease. The lawsuit, in addition to attempting to recover the amounts expended by the Company for structural repairs is also attempting to recover the rent paid by limited partnership while the repairs were occurring. The claim also includes a request by the limited partnership for the court to determine if the limited partnership has the exclusive right to the use of the pylon sign in front of the business premises. The landlord filed its answer to the complaint denying liability for structural repairs to the business premises, denying any obligation to reimburse the limited partnership for any rent paid while structural repairs occurred and denying the limited partnership's right to use the pylon sign. The lawsuit is in the discovery stage.


Certain states have liquor liability (dram shop) laws which allow a person injured by an "obviously intoxicated person" to bring a civil suit against the business (or social host) who had served intoxicating liquors to an already "obviously intoxicated person". Dram shop claims normally involve traffic accidents and the Company generally does not learn of dram shop claims until after a claim is filed and then the Company vigorously defends these claims on the grounds, among others, that its employee did not serve an "obviously intoxicated person". Damages in most dram shop cases are substantial. At the present time, there are no dram shop cases pending against the Company. The Company maintains general liability insurance. See Item 1, "General Liability Insurance" on page 14 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for a discussion of general liability insurance.

(11)  BUSINESS SEGMENTS:

The Company operates principally in two reportable segments - Package stores and Restaurants. The operation of package stores consists of retail liquor sales and related items.

Information concerning the revenues and operating income for the thirteen and thirty-nine weeks ended June 30, 2007 and July 1, 2006, and identifiable assets for the two reportable segments are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash, notes and mortgages receivable, real property, improvements, furniture, equipment and vehicles. The Company does not operate outside of the United States and transactions between restaurants and package liquor stores are not material.


                                                      Thirteen Weeks Ending  Thirteen Weeks Ending
                                                           June 30, 2007         July 1, 2006
                                                           -------------         ------------
Operating Revenues:
   Restaurants                                             $     11,979          $     10,348
   Package stores                                                 3,037                 3,036
   Other revenues                                                   391                   467
                                                           ------------          ------------
      Total operating revenues                             $     15,407          $     13,851
                                                           ============          ============

Operating Income Reconciled to Income Before Income
Taxes and Minority Interests in Earnings of Consolidated
Limited Partnerships
    Restaurants                                            $        246          $        864
    Package stores                                                  116                   160
                                                           ------------          ------------
                                                                    362                 1,024
    Corporate expenses, net of other
       Revenues                                                     (74)                 (374)
                                                           ------------          ------------
    Operating income                                                288                   650
    Other income (expense)                                          304                   (43)
                                                           ------------          ------------
Income Before  Income Taxes and Minority  Interests in
Earnings of Consolidated Limited Partnerships              $        592          $        607
                                                           ============          ============

Depreciation and Amortization:
   Restaurants                                             $        321          $        273
   Package stores                                                    57                    57
                                                           ------------          ------------
                                                                    378                   330
   Corporate                                                         88                    96
                                                           ------------          ------------
Total Depreciation and Amortization                        $        466          $        426
                                                           ============          ============

Capital Expenditures:
   Restaurants                                             $        398          $        974
   Package stores                                                    61                    35
                                                           ------------          ------------
                                                                    459                 1,009
   Corporate                                                        671                   231
                                                           ------------          ------------
Total Capital Expenditures                                 $      1,130          $      1,240
                                                           ============          ============



                                                             Thirty-nine Weeks    Thirty-nine Weeks
                                                                  Ending              Ending
                                                               June 30, 2007        July 1, 2006
                                                               -------------        ------------
Operating Revenues:
   Restaurants                                                  $     35,474        $     30,109
   Package stores                                                     10,050              10,228
   Other revenues                                                      1,172               1,239
                                                                ------------        ------------
      Total operating revenues                                  $     46,696        $     41,576
                                                                ============        ============

Operating Income Reconciled to Income Before Income Taxes and
Minority Interests in Earnings of Consolidated
Limited Partnerships
    Restaurants                                                 $      2,490        $      2,699
    Package stores                                                       498                 701
                                                                ------------        ------------
                                                                       2,988               3,400
    Corporate expenses, net of other
       Revenues                                                       (1,178)             (1,577)
                                                                ------------        ------------
    Operating income                                                   1,810               1,823
    Other income (expense)                                               116                 374
                                                                ------------        ------------
Income Before Income Taxes and Minority Interests in
Earnings of Consolidated Limited Partnerships                   $      1,926        $      2,197
                                                                ============        ============

Depreciation and Amortization:
   Restaurants                                                  $      1,005        $        808
   Package stores                                                        180                 169
                                                                ------------        ------------
                                                                       1,185                 977
   Corporate                                                             269                 252
                                                                ------------        ------------
Total Depreciation and Amortization                             $      1,454        $      1,229
                                                                ============        ============

Capital Expenditures:
   Restaurants                                                  $      1,806*       $      1,626
   Package stores                                                        261                 110
                                                                ------------        ------------
                                                                       2,067               1,736
   Corporate                                                           1,106                 690
                                                                ------------        ------------
Total Capital Expenditures                                      $      3,173*       $      2,426
                                                                ============        ============
*includes $56,000 in assets from purchase of
  franchised restaurant.

                                             June 30,     September 30,
                                               2007           2006
                                           ------------   ------------
Identifiable Assets:
   Restaurants                             $     17,074   $     15,635
   Package store                                  3,655          3,602
                                           ------------   ------------
                                                 20,729         19,237
   Corporate                                     10,126          8,161
                                           ------------   ------------
Consolidated Totals                        $     30,855   $     27,398
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

OVERVIEW

At June 30, 2007, the Company (i) operated 22 units, consisting of restaurants, package liquor stores, combination restaurants/package liquor stores and one adult entertainment club; and (ii) franchised an additional six units, consisting of two restaurants and four combination restaurants and package liquor stores. The table below provides information concerning the type (i.e. restaurant, package liquor store or combination restaurant/package liquor store) and ownership of the units, (i.e. whether (i) the Company owns 100% of the unit;
(ii) the unit is owned by a limited partnership of which the Company is the general partner and/or has invested in; or (iii) the unit is franchised by the Company) as of June 30, 2007 and as compared to September 30, 2006 and July 1, 2006. Restaurants operate under the service mark "Flanigan's Seafood Bar and Grill" and package liquor stores operate under the service mark "Big Daddy's Liquors".


Types of Units                                          June 30, 2007       Sept 30, 2006     July 1, 2006
--------------                                          -------------       -------------     ------------
Company Owned:
     Combination package and restaurant                       4                   4                 4
     Restaurant only                                          3                   2                 2          (1)
     Package store only                                       5                   5                 5

Company Operated Restaurants Only:
     Limited Partnerships                                     7                   7                 6          (2)
     Franchise                                                1                   1                 1
     Unrelated Third Party                                    1                   1                 1

Company Owned Club:                                           1                   1                 1

Total Company Owned/Operated Units                            22                 21                20
Franchised Units                                              6                   7                 7          (3)


Notes:
(1) Includes a restaurant located in Lake Worth, Florida which the Company acquired from a franchisee during the second quarter of fiscal year 2007 and which commenced operating as a Company owned restaurant on March 4, 2007.

(2) Includes a restaurant located in Pinecrest, Florida which is owned by a limited partnership in which the Company is the sole general partner and owns 39% of the limited partnership interest and commenced operating on August 14, 2006.

(3) The Company operates a restaurant for one (1) franchisee. This unit is included in the table both as a franchised restaurant, as well as a restaurant operated by the Company.


RESULTS OF OPERATIONS

                             -----------------Thirteen Weeks Ended------------------
                                    June 30, 2007                 July 1, 2006
                                    -------------                 ------------
                                Amount                       Amount
                                ------                       ------
                            (In thousands)    Percent    (In thousands)    Percent
                             ------------   -----------   ------------   -----------
Restaurant food sales        $      9,773         65.08   $      8,405         62.80
Restaurant bar sales                2,206         14.69          1,943         14.52
Package store sales                 3,037         20.23          3,036         22.68
                             ------------   -----------   ------------   -----------

     Total Sales             $     15,016        100.00   $     13,384        100.00

Franchise related revenues            279                          291
Owner's fee                            71                           96
Other operating income                 41                           80
                             ------------                 ------------

     Total Revenue           $     15,407                 $     13,851
                             ============                 ============
                             ---------------Thirteen-Nine Weeks Ended---------------
                                    June 30, 2007                 July 1, 2006
                                    -------------                 ------------
                                Amount                       Amount
                                ------                       ------
                            (In thousands)    Percent    (In thousands)    Percent
                             ------------   -----------   ------------   -----------
Restaurant food sales        $     28,832         63.33   $     24,440         60.59
Restaurant bar sales                6,642         14.59          5,669         14.05
Package store sales                10,050         22.08         10,228         25.36
                             ------------   -----------   ------------   -----------

     Total Sales             $     45,524        100.00   $     13,384        100.00

Franchise related revenues            887                          837
Owner's fee                           151                          171
Other operating income                134                          231
                             ------------                 ------------

     Total Revenue           $     46,696                 $     41,576
                             ============                 ============

Franchise Financial Arrangement:  In exchange for the Company providing services
-------------------------------
to its franchisees, including management and related services and the right to use the service marks "Flanigan's Seafood Bar and Grill" and "Big Daddy's Liquors", franchisees are required to (i) pay to the Company a royalty of 3% of gross sales; and (ii) make advertising expenditures equal to between 1.5% to 3% of gross sales.

Limited Partnership Financial Arrangement:  The Company manages and controls the
-----------------------------------------
operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee.
Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated with the Company for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by the Company utilizing the equity method. In general, until the investors' cash investment in a limited partnership (including any cash invested by the Company and its affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership with no management fee paid to the Company. Any available cash in excess of the 25% of the cash invested in the limited partnership, is paid one-half (1/2) to the Company as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to the Company equal to one-half (1/2) of cash available to the limited partnership, with the other one half (1/2) of available cash distributed to the investors (including the Company and its affiliates). As of June 30, 2007, limited partnerships owning three (3) restaurants have returned all cash invested and the Company receives an annual management fee equal to one-half (1/2) of the cash available for distribution by the limited partnership. In addition to its receipt of distributable amounts from the limited partnerships, the Company receives a fee equal to 3% of gross sales for use of the service mark "Flanigan's Seafood Bar and Grill".

Comparison of Thirteen Weeks Ended June 30, 2007 and July 1, 2006.
------------------------------------------------------------------

Revenues. Total revenue for the thirteen weeks ended June 30, 2007 increased $1,556,000 or 11.23% to $15,407,000 from $13,851,000 for the thirteen weeks ended July 1, 2006. This increase resulted from sales from two restaurant locations (the Pinecrest, Florida limited partnership owned restaurant ($1,174,000) and the Company owned Lake Worth, Florida restaurant ($421,000)), offset by the declines in same store restaurant food and bar sales. The Pinecrest, Florida restaurant opened for business on August 14, 2006 and the Lake Worth, Florida restaurant opened for business as a Company owned restaurant on March 4, 2007. Prior to March 4, 2007, the Lake Worth, Florida restaurant was franchised by the Company. To a lesser extent, increased revenue is attributable to increased menu prices.

         Restaurant Food Sales.  Revenue (Sales of food) generated from the sale
         ---------------------
of food totaled $9,773,000 for the thirteen weeks ended June 30, 2007 as compared to $8,405,000 for the thirteen weeks ended July 1, 2006. The increase in restaurant food sales is due to sales from the Pinecrest, Florida and Lake Worth restaurants. The weekly average of same store restaurant food sales, which includes six (6) limited partnership restaurants, was $631,081 and $646,564 for the thirteen weeks ended June 30, 2007 and July 1, 2006, respectively, a decrease of 2.39%. The Company anticipates that restaurant food sales will continue to increase through fiscal year 2007 due to, among other things, the expected opening of the new restaurant location in Pembroke Pines, Florida during the fourth quarter of fiscal year 2007.

         Restaurant  Bar Sales.  Revenue  generated  from the sales of alcoholic
         ---------------------
beverages at restaurants totaled $2,206,000 for the thirteen weeks ended June 30, 2007 as compared to $1,943,000 for the thirteen weeks ended July 1, 2006. The increase in restaurant bar sales is due to sales from the Pinecrest, Florida and Lake Worth restaurants. The weekly average of same store restaurant bar sales, which includes six (6) limited partnership restaurants, was $145,780 and $149,469 for the thirteen weeks ended June 30, 2007 and July 1, 2006, respectively, a decrease of 2.47%. The decrease in same store restaurant bar sales is consistent with the decrease in same store restaurant food sales. The Company anticipates that restaurant bar sales will continue to increase through fiscal year 2007 due to, among other things, the expected opening of the new restaurant location in Pembroke Pines, Florida during the fourth quarter of fiscal year 2007.

         Package Store Sales. Revenue generated from sales of liquor and related
         -------------------
items at package stores totaled $3,037,000 for the thirteen weeks ended June 30, 2007 as compared to $3,036,000 for the thirteen weeks ended July 1, 2006. The weekly average of same store package store sales was $233,546 and $233,545 for the thirteen weeks ended June 30, 2007 and July 1, 2006, respectively. Package store sales were stable during the third quarter of fiscal year 2007, notwithstanding increased competition, but are expected to decline throughout the balance of fiscal year 2007. Increased competition has had a greater adverse impact upon package store sales when customers routinely make larger volume purchases, which historically have been more likely to occur during the first and second quarters of the Company's fiscal year.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended June 30, 2007 increased $1,918,000 or 14.53% to $15,119,000 from $13,201,000 for the thirteen weeks ended July 1, 2006. The increase is primarily due to the Company's expenses related to the Pinecrest, Florida and Lake Worth, Florida restaurants and to a lesser extent a general increase in food costs and overall expenses. The Company anticipates that its operating costs and expenses will continue to increase through fiscal year 2007 due to, among other things, the expected opening of the new restaurant location in Pembroke Pines, Florida during the fourth quarter of fiscal year 2007.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

         Restaurant Food and Bar Sales.  Gross profit for food and bar sales for
         -----------------------------
the thirteen weeks ended June 30, 2007 increased to $7,768,000 from $6,853,000 for the thirteen weeks ended July 1, 2006. The Company's gross profit margin (calculated as gross profit reflected as a percentage of sales), for restaurant food and bar sales decreased to 64.85% for the thirteen weeks ended June 30, 2007 compared to 66.23% for the thirteen weeks ended July 1, 2006. This decrease in gross profit for restaurant and bar sales for the third quarter of fiscal 2007 was primarily due to increases in food costs, partially offset by menu price increases.

         Package  Store  Sales.  Gross  profit for  package  store sales for the
         ---------------------
thirteen weeks ended June 30, 2007 increased to $863,000 from $861,000 for the thirteen weeks ended July 1, 2006. The Company's gross profit margin (calculated as gross profit reflected as a percentage of sales) for package store sales was 28.42% for the thirteen weeks ended June 30, 2007 compared to 28.36% for the thirteen weeks ended July 1, 2006. The Company anticipates the gross profit margin for package store sales to remain constant throughout the balance of fiscal year 2007.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended June 30, 2007 increased $398,000 or 9.72% to $4,494,000 from $4,096,000 for the thirteen weeks ended July 1, 2006. This increase is attributable to the Pinecrest, Florida and Lake Worth, Florida restaurants. The Company anticipates that its payroll costs and related expenses will continue to increase through fiscal year 2007 due to, among other things, the expected opening of the new restaurant location in Pembroke Pines, Florida during the fourth quarter of fiscal year 2007.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs and real property taxes) for the thirteen weeks ended June 30, 2007 increased $299,000 or 37.38% to $1,099,000 from $800,000 for the thirteen weeks ended July 1, 2006. This substantial increase is due to, (i) rental payments at three additional restaurant locations, (Pembroke Pines, Florida-$36,000, Davie, Florida- $44,000, and Lake Worth, Florida-$28,000); (ii) the amortization of leasehold purchases for the Pembroke Pines, Florida restaurant ($3,800) and Davie, Florida restaurant ($11,000); and (iii) increases in real property taxes and common area maintenance, which generally includes a pro-rata share of property insurance for units located within shopping centers. The Company anticipates that its occupancy costs will continue to increase through fiscal year 2007 due to the rental payments at the three additional restaurant locations, (Pembroke Pines, Florida, Davie, Florida, and Lake Worth, Florida).

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended June 30, 2007 increased $506,000 or 19.20% to $3,141,000 from $2,635,000 for the thirteen weeks ended
July 1, 2006. This increase is attributable to the operation of the two additional restaurant locations and an overall increase in expenses, including but not limited to property and windstorm insurance coverage and utilities. The Company anticipates that its selling, general and administrative expenses will continue to increase through fiscal year 2007 due to the expected opening of the new restaurant location in Pembroke Pines, Florida during the fourth quarter of fiscal year 2007.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended June 30, 2007 increased $76,000 to $129,000 from $53,000 for the thirteen weeks ended July 1, 2006. This increase was attributable to additional expenses incurred in connection with the Company's acquiring and making payments related to a purchase money mortgage utilized to purchase real property in Hallandale, Florida, as well as additional borrowings under the Company's line of credit.

Depreciation. Depreciation for the thirteen weeks ended June 30, 2007 increased $40,000 or 9.38% to $466,000 from $426,000 for the thirteen weeks ended July 1, 2006. The increase in depreciation expense was due primarily to the increase in capital expenditures resulting from the refurbishing of two Company owned restaurants. As a percentage of revenue, depreciation expense was relatively consistent over both periods, representing 3.02% of revenue in the thirteen weeks ended June 30, 2007 and 3.07% of revenue in the thirteen weeks ended July 1, 2006.

Other Income and Expense. Other income and expenses was income of $304,000 for the thirteen weeks ended June 30, 2007, as compared to an expense of $43,000 for the thirteen weeks ended July 1, 2006. Other income and expense for the thirteen weeks ended June 30, 2007 includes a gain of $393,000 from the sale of real property and an interest expense of $129,000, as compared to an interest expense of $53,000 for the thirteen weeks ended July 1, 2006. The increase in interest expense is due to the interest paid on the Company's line of credit and mortgage used for the purchase of the real property in Hallandale, Florida during the thirteen weeks ended June 30, 2007. Other income and expenses for the thirteen weeks ended July 1, 2006 includes an insurance recovery, net of casualty loss of $8,000.

Net Income. Net income for the thirteen weeks ended June 30, 2007 increased $224,000 or 110.34% to $427,000 from $203,000 for the thirteen weeks ended July 1, 2006. The increase in net income was due to the sale of real property on which the Company recognized a gain of $393,000. Without giving effect to the sale of the real property, the Company would have generated net income of $191,000 for the thirteen weeks ended June 30, 2007.


Comparison of Thirty-nine Weeks Ended June 30, 2007 and July 1, 2006.
---------------------------------------------------------------------

Revenues. Total revenue for the thirty-nine weeks ended June 30, 2007 increased $5,120,000 or 12.31% to $46,696,000 from $41,576,000 for the thirty-nine weeks ended July 1, 2006. Approximately $4,231,000 or 82.63% of this increase resulted from sales from two restaurant locations (the Pinecrest, Florida limited partnership owned restaurant ($3,664,000) and the Company owned Lake Worth, Florida restaurant ($567,000)). The Pinecrest, Florida restaurant opened for business on August 14, 2006 and the Lake Worth, Florida restaurant opened for business as a Company owned restaurant on March 4, 2007. Prior to March 4, 2007, the Lake Worth, Florida restaurant was franchised by the Company. To a lesser extent, increased revenue is attributable to increased menu prices.

         Restaurant Food Sales.  Revenue (Sales of Food) generated from the sale
         ---------------------
of food at restaurants totaled $28,832,000 for the thirty-nine weeks ended June 30, 2007 as compared to $24,440,000 for the thirty-nine weeks ended July 1, 2006. The increase in restaurant food sales is due to sales from the Pinecrest, Florida and Lake Worth, Florida restaurants. The weekly average of same store restaurant food sales, which includes six (6) limited partnership restaurants, was $648,347 and $626,676 for the thirty-nine weeks ended June 30, 2007 and July 1, 2006, respectively, an increase of 3.46%. The Company anticipates that restaurant food sales will continue to increase through fiscal year 2007 due to, among other things, the expected opening of the Pembroke Pines, Florida restaurant during the fourth quarter of fiscal year 2007.

         Restaurant  Bar Sales.  Revenue  generated  from the sales of alcoholic
         ---------------------
beverages totaled $6,642,000 for the thirty-nine weeks ended June 30, 2007 as compared to $5,669,000 for the thirty-nine weeks ended July 1, 2006. The increase in restaurant bar sales is due to sales from the Pinecrest, Florida and Lake Worth restaurants as well as promotions introduced during fiscal year 2005, which continue to increase restaurant bar sales. The weekly average of same store restaurant bar sales, which includes six (6) limited partnership restaurants, was $152,762 and $145,370 for the thirty-nine weeks ended June 30, 2007 and July 1, 2006, respectively, an increase of 5.08%. The increase in restaurant bar sales is consistent with the increase in same store restaurant food sales. The Company anticipates that restaurant bar sales will continue to increase through fiscal year 2007 due to, among other things, the opening of the Pembroke Pines, Florida restaurant during the fourth quarter of fiscal year 2007.

         Package Store Sales. Revenue generated from sales of liquor and related
         -------------------
items at package stores totaled $10,050,000 for the thirty-nine weeks ended June 30, 2007 as compared to $10,228,000 for the thirty-nine weeks ended July 1, 2006. The weekly average of same store package sales was $257,692 and $262,256 for the thirty-nine weeks ended June 30, 2007 and July 1, 2006, respectively, a decrease of 1.74%. The decrease was primarily due to increased competition and package store sales are expected to decline throughout the balance of fiscal year 2007. Increased competition has had a greater adverse impact upon package store sales when customers routinely make larger volume purchases, which historically have been more likely to occur during the first and second quarters of the Company's fiscal year.

Operating Costs and Expenses. Operating costs and expenses (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses) for the thirty-nine weeks ended June 30, 2007 increased $5,133,000 or 12.91% to $44,886,000 from $39,753,000 for the thirty-nine weeks ended July 1, 2006. The increase is primarily due to the Company's expenses related to the Pinecrest, Florida and Lake Worth, Florida restaurants and to a lesser extent a general increase in food costs. The Company anticipates that its operating costs and expenses will continue to increase through fiscal year 2007 due to, among other things, the expected opening of the Pembroke Pines, Florida restaurant during the fourth quarter of fiscal year 2007.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

         Restaurant Food and Bar Sales. Gross profit for restaurant food and bar
         -----------------------------
sales for the thirty-nine weeks ended June 30, 2007 increased to $23,268,000 from $19,877,000 for the thirty-nine weeks ended July 1, 2006. The Company's gross profit margin (calculated as gross profit reflected as a percentage of sales) for restaurant food and bar sales decreased to 65.59% for the thirty-nine weeks ended June 30, 2007 compared to 66.02% for the thirty-nine weeks ended July 1, 2006. This decrease in gross profit for restaurant and bar sales for the thirty-nine weeks ended June 30, 2007 was primarily due to increases in food costs, partially offset by menu price increases.

         Package  Store  Sales.  Gross  profit for  package  store sales for the
         ---------------------
thirty-nine weeks ended June 30, 2007 decreased to $2,813,000 from $2,885,000 for the thirty-nine weeks ended July 1, 2006. The Company's gross profit margin (calculated as gross profit reflected as a percentage of sales) for package store sales was 27.99% for the thirty-nine weeks ended June 30, 2007 compared to 28.21% for the thirty-nine weeks ended July 1, 2006. The Company anticipates the gross profit margin for package store sales to remain constant through the balance of fiscal year 2007.

Payroll and Related Costs. Payroll and related costs for the thirty-nine weeks ended June 30, 2007 increased $1,194,000 or 10.03% to $13,098,000 from
$11,904,000 for the thirty-nine weeks ended July 1, 2006. This increase is attributable to the operation of the two additional restaurant locations. The Company anticipates that its payroll costs and related expenses will continue to increase through fiscal year 2007 due to, among other things, the expected opening of the Pembroke Pines, Florida restaurant during the fourth quarter of fiscal year 2007.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs and real property taxes) for the thirty-nine weeks ended June 30, 2007 increased $465,000 or 19.39% to $2,863,000 from $2,398,000 for the thirty-nine weeks  ended  July 1,  2006.  This  substantial  increase  is due to, (i) rental payments at three additional restaurant locations, (Pembroke Pines, Florida-$89,000, Davie, Florida- $92,000, and Lake Worth, Florida-$35,000); (ii) the amortization of leasehold purchases for the Pembroke Pines, Florida restaurant ($10,000) and Davie, Florida restaurant ($22,000); and (iii) increases in real property taxes and common area maintenance, which generally includes a pro-rata share of property insurance for units located within shopping centers. The Company anticipates that its occupancy costs will continue to increase through fiscal year 2007 due to the rental payments for the three additional restaurant locations, (Pembroke Pines, Florida, Davie, Florida and Lake Worth, Florida).

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirty-nine weeks ended June 30, 2007 increased $1,606,000 or 20.39% to $9,482,000 from $7,876,000 for the thirty-nine weeks ended July 1, 2006. This increase is attributable to the operation of the two additional restaurant locations and an overall increase in expenses. The Company anticipates that its selling, general and administrative expenses will continue to increase through fiscal year 2007 due to the expected opening of the new restaurant location in Pembroke Pines, Florida during the fourth quarter of fiscal year 2007.

Interest Expense, Net. Interest expense, net, for the thirty-nine weeks ended June 30, 2007 increased $263,000 to $387,000 from $124,000 for the thirty-nine weeks ended July 1, 2006. This increase was attributable to additional expenses incurred in connection with the Company's purchase money mortgage utilized to purchase real property in Hallandale, Florida as well as additional borrowings under the Company's line of credit.

Depreciation. Depreciation for the thirty-nine weeks ended June 30, 2007 increased $225,000 or 18.31% to $1,454,000 from $1,229,000 for the thirty-nine weeks ended July 1, 2006. The increase in depreciation expense was due primarily to the increase in capital expenditures resulting from the refurbishing of three Company owned restaurants. As a percentage of revenue, depreciation expense was relatively consistent over both periods, representing 3.11% of revenue in the thirty-nine weeks ended June 30, 2007 and 2.96% of revenue in the thirty-nine weeks ended July 1, 2006.

Other Income and Expense. Other income and expenses was income of $116,000 and $374,000 for the thirty-nine weeks ended June 30, 2007 and July 1, 2006, respectively. Other income and expense for the thirty-nine weeks ended June 30, 2007 includes a gain of $393,000 from the sale of real property and an interest expense of $387,000, as compared to an interest expense of $124,000 for the thirty-nine ended July 1, 2006. The increase in interest expense is due to the interest paid on the Company's line of credit and mortgage used for the purchase of the membership interest of the limited liability company which owns the property in Hallandale, Florida during the thirty-nine weeks ended June 30, 2007. Other income and expenses for the thirty-nine weeks ended July 1, 2006 includes insurance recovery, net of casualty loss of income of $442,000.

Net Income. Net income for the thirty-nine weeks ended June 30, 2007 decreased $64,000 or 5.57% to $1,083,000 from $1,147,000 for the thirty-nine weeks ended July 1, 2006. The Company's net income during the thirty-nine weeks ended June 30, 2007 includes a gain of $393,000 on the sale of real property. Without giving effect to the sale of the real property, the Company would have generated net income of $813,000 for the thirty-nine weeks. The Company's net income was adversely affected during the thirty-nine weeks ended June 30, 2007 by higher food costs and overall expenses, including electric, gas and real property taxes, property and windstorm insurance coverage and interest expense due to the mortgage on the Company's Hallandale property and its line of credit.

New Limited Partnership Restaurants

Management  anticipates that limited  partnership owned  restaurants  located in
Pembroke Pines, Florida and Davie, Florida will open for business during the fourth quarter of fiscal year 2007 and the second quarter of fiscal year 2008, respectively. As new restaurants open, the Company's income from operations will be adversely affected due to its obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During the thirty-nine weeks ended June 30, 2007, the Company recognized non-cash pre-opening rent in the approximate amount of $18,000 and recognized cash pre-opening rent in the approximate amount of $71,000 for the Pembroke Pines, Florida restaurant. During the thirty-nine weeks ended June 30, 2007, the Company also paid and expensed pre-opening rent in the approximate amount of $92,000 for the Davie, Florida restaurant, which is the full rent provided in the lease. During the thirty-nine weeks ended July 1, 2006, the Company paid and expensed pre-opening rent for the Pinecrest, Florida restaurant, in the approximate amount of $153,000, which was the full rent provided in the lease. The Company is recognizing rent expense on a straight line basis over the term of the lease.

Throughout the balance of fiscal year 2007, income from operations will be adversely affected by pre-opening costs, including but not limited to pre-opening rent, to be incurred for the Pembroke Pines, Florida and Davie, Florida restaurants. Management believes that the Company's current cash availability from its line of credit and expected cash from operations will be sufficient to fund operations and capital expenditures for at least the next twelve months.

Trends

During the next twelve months management expects continued increases in restaurant sales, due primarily to the Pinecrest, Florida and Lake Worth, Florida restaurants being open for the entire twelve month period and the anticipated opening of the Pembroke Pines, Florida and Davie, Florida restaurants. Package store sales are expected to decrease due primarily to increased competition. Management also expects higher food costs and overall expenses to increase. In December 2006, the Company raised its menu prices to offset higher food costs and overall expenses and will continue to do so when necessary and wherever competitively possible.

Liquidity and Capital Resources

The Company funds operations through cash from operations and borrowings under its line of credit. As of June 30, 2007, the Company had cash of approximately $3,330,000, an increase of $1,632,000 from the Company's cash balance of $1,698,000 as of September 30, 2006. The increase in cash was due primarily to the Company's sale for cash of real property resulting on $763,000 of net proceeds to the Company and the Company receiving approximately $300,000 in reimburment of expenses it advanced for the limited partnership owned restaurant in Pembroke Pines, Florida.

Cash Flows

The following table is a summary of the Company's cash flows for the thirty-nine weeks of fiscal years 2007 and 2006.

                                               ---Thirty-Nine Weeks Ended---
                                               June 30, 2007    July 1, 2006
                                               -------------    ------------
                                                        (in Thousands)

Net cash provided by operating activities       $      2,299    $      2,068
Net cash used in investing activities                 (2,100)         (2,344)
Net cash provided by financing activities              1,433           1,130
                                                ------------    ------------

Net Increase in Cash and Cash Equivalents              1,632             854

Cash and Cash Equivalents, Beginning                   1,698           2,674

Cash and Cash Equivalents, Ending               $      3,330    $      3,528
                                                ============    ============

On January 13, 2006, the Company declared a cash dividend of 35 cents per share which was paid on February 15, 2006 to shareholders of record on January 31, 2006.

At its regular meeting on May 19, 2007, the Board of Directors determined that the Company must retain any earnings for the development and operation of its business and could not declare or pay any cash dividends in the current period.

Capital Expenditures

The Company acquired property and equipment of $3,173,000 (of which $700,000 was financed) during the thirty-nine weeks ended June 30, 2007, including $1,402,500 for the purchase of real property and $615,000 for renovations to three (3) existing Company owned restaurants, as compared to $2,426,000, (of which $70,000 was financed), during the thirty-nine weeks ended July 1, 2006, which included $531,000 as a direct result of damages caused by Hurricane Wilma. The additions to fixed assets during the thirty-nine weeks ended July 1, 2006 included most of the renovations to the business premises of the Pinecrest, Florida restaurant. During the third quarter of fiscal year 2006, the limited partnership which owns the Pinecrest, Florida restaurant completed its private offering, raising the sum of $3,300,000. The funds from the private offering were used to reimburse the Company for advances made to the limited partnership in excess of its investment in the same, ($1,506,000), to complete the renovations to the business premises for operation of a "Flanigan's Seafood Bar and Grill" restaurant and provide working capital. During the thirty-nine weeks ended July 1, 2006, the Company also purchased one (1) vehicle, for a purchase price of $70,000, which vehicle was 100% financed.

In addition, during the thirty nine weeks ended June 30, 2007, the Company purchased leasehold interests for the Pembroke Pines, Florida ($305,000) and Davie, Florida ($650,000) locations, the cost of which is being amortized as additional rent over the life of the lease.

All of the Company owned units require periodic refurbishing in order to remain competitive. Management anticipates the cost of this refurbishment in fiscal year 2007 to be approximately $800,000, of which $615,000 has been spent through June 30, 2007.

Long Term Debt

As of June 30, 2007, the Company had long term debt of $6,136,000, as compared to $2,205,000 as of July 1, 2006, and $5,181,000 as of September 30, 2006.

As of June 30, 2007, the amount outstanding under the Company's line of credit was $962,000.

During the third quarter of fiscal year 2007, in connection with the Company's purchase of the real property located adjacent to the parking lot of the Company's combination restaurant and package liquor store located at 4 North Federal Highway, Hallandale, Florida, the Company became obligated to repay to an unaffiliated third party lender, a purchase money mortgage in the principal amount of $450,000. The mortgage amount bears interest at the rate of ten (10%) percent per annum, is amortized over thirty (30) years with equal monthly payments of principal and interest, each in the amount of $3,949.07, with the entire principal balance and all accrued interest due in ten (10) years.

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors, during the thirteen weeks ended June 30, 2007, the Company purchased 2,500 shares of its common stock from the Chief Operating Officer and Director of the Company for an aggregate purchase price of $28,000. During the thirty-nine weeks ended June 30, 2007, the Company purchased 3,332 shares of its common stock for an aggregate purchase price of $36,000, with 332 shares purchased from a former employee of the Company for an aggregate amount of $3,818 and 500 shares purchased from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $5,190.

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for the fiscal quarters ended June 30, 2007, July 1, 2006 and the fiscal year ended September 30, 2006.

Item                  June 30, 2007   July 1, 2006    Sept 30, 2006
-----                 -------------   -------------   -------------
                                     (in Thousands)

Current Assets        $       7,263   $       7,350   $       6,315
Current Liabilities           4,854           4,583           4,919
                      -------------   -------------   -------------
Working Capital       $       2,409   $       2,767   $       1,396

Working capital as of June 30, 2007 decreased by 12.93% from the working capital for the fiscal quarter ending July 1, 2006 and increased by 72.56% from the working capital for the fiscal year ending September 30, 2006. Working capital continued to improve during the fiscal quarter ending June 30, 2007 primarily due to the minimal demand upon the Company's cash flow for extraordinary items during the fiscal quarter. The Company's working capital improved during the third quarter of fiscal year 2007 with the completion of its private offering by the limited partnership which owns the Pembroke Pines, Florida restaurant, which private offering raised the sum of $2,350,000, and reimbursed the Company approximately $300,000 for amounts previously advanced in excess of its investment in the limited partnership. In addition, during the third quarter of fiscal year 2007, the Company sold the real property located at 732 - 734 N.E. 125th Street, North Miami, Florida, realizing net sale proceeds in the approximate amount of $763,000, which further improved the Company's working capital.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements.

Inflation

The primary inflationary factors affecting the Company's operations are food, beverage and labor costs. A large number of restaurant personnel are paid at rates based upon applicable minimum wage and increases in minimum wage directly affect labor costs. To date, inflation has not had a material impact on the Company's operating results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not ordinarily hold market risk sensitive instruments for trading purposes and as of June 30, 2007 held no equity securities.

Interest Rate Risk

At June 30, 2007, of the Company's debt arrangements, only Borrowings under the Company's line of credit bear interest at a variable annual rate equal to the prime rate of interest. Increases in interest rates may have a material affect upon results of operations, depending upon the outstanding principal balance on the line of credit from time to time.

At June 30, 2007, the Company's cash resources earn interest at variable rates. Accordingly, the Company's return on these funds is affected by fluctuations in interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the participation of management, evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-15(e) or 15d-15(e)) as of June 30, 2007. Based upon that evaluation, it is the opinion of our Chief Executive Officer and Chief Financial Officer that such disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective in ensuring that material information is accumulated and communicated to management and made known to the Chief Executive Officer and Chief Financial Officer particularly during the period in which this report was prepared, as appropriate, to allow timely decisions regarding timely disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, is subject to limitations, including the exercise of our judgment in evaluating the same. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors.

(b)      Change in Internal Control over Financial Reporting

During the third quarter of fiscal year 2007, the Company continued to assess the effectiveness of our "internal controls over financial reporting" on an account by account basis as a part of our on-going accounting and financial reporting review process. The assessments were made by management, under the supervision of our Chief Financial Officer. We made no changes in our internal control over financial reporting during the fiscal quarter ending June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Notwithstanding, the effectiveness of our system of internal control over financial reporting is subject to limitations, including the exercise of our judgment in evaluating the same. As a result, there can be no assurance that our internal control over financial reporting will prevent all errors.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See "Litigation" on page 12 of this report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for a discussion of other legal proceedings resolved in prior years.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and in other reports filed from time to time with the SEC since the date the Company filed its Form 10-K. Readers are urged to carefully review these risk factors since they may cause the Company's results to differ from the "forward-looking statements" made in this report or otherwise made by or on behalf of the Company. Those risk factors are not the only ones the Company faces. Additional risks not presently known to the Company or other factors not perceived by the Company to present significant risks to its business at this time also may impair the Company's business operation. The Company does not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors, during the thirteen weeks ended June 30, 2007, the Company purchased 2,500 shares of its common stock from the Chief Operating Officer and Director of the Company for an aggregate purchase price of $28,000. During the thirty-nine weeks ended June 30, 2007, the Company purchased 3,332 shares of its common stock for an aggregate purchase price of $36,000, with 332 shares purchased from a former employee of the Company for an aggregate amount of $3,818 and 500 shares purchased from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $5,190.

ITEM 6. EXHIBITS

     The following exhibits are filed with this Report:

            Exhibit     Description
            -------     -----------

            31.1        Certification  of Chief  Executive  Officer  pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2        Certification  of Chief  Financial  Officer  pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FLANIGAN'S ENTERPRISES, INC.


Date: August 14, 2007          /s/ James G. Flanigan
                               -------------------------------------------------
                               JAMES G. FLANIGAN, Chief Executive Officer and
                               President


                               /s/ Jeffrey D. Kastner
                               -------------------------------------------------
                               JEFFREY D. KASTNER, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)