Form 10-K
period 2007-09-29
FLANIGANS ENTERPRISES INC
filed 2007-12-28
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                   For the fiscal year ended September 29, 2007

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

Large accelerated filer |_|    Accelerated filer |_|   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $9,310,000 as of March 31, 2007, the last business day of the registrant's most recently completed second fiscal quarter, at a price of $11.17 per share.

There were 1,890,733 shares of the Registrant's Common Stock $0.10 par value, outstanding as of December 26, 2007


                      DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III is incorporated by reference to portions of the Registrant's Proxy statement for the 2008 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission by January 27, 2008.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-K

PART I.

      Item 1     Business                                                     5

      Item 1A    Risk Factors                                                 20

      Item 2     Properties                                                   24

      Item 3     Legal Proceedings                                            29

      Item 4     Submission of Matters to a Vote of Security Holders          29

PART II

      Item 5     Market for Registrant's  Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities.           30

      Item 6     Selected Financial Data.                                     30

      Item 7     Management's Discussion and Analysis of Financial Condition
                 and Results of Operation.                                    31

      Item 7A    Quantitative and Qualitative Disclosures About Market Risk.  47

      Item 8     Financial Statements and Supplementary Data.                 48

      Item 9     Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure.                                    48

      Item 9A    Controls and Procedures.                                     48

      Item 9B.   Other Information                                            49


PART III

      Item 10    Directors, Executive Officers and Corporate Governance.      49

      Item 11    Executive Compensation.                                      49

      Item 12    Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters.                  50

      Item 13    Certain Relationships and Related Transactions and
                 Director Independence.                                       50

      Item 14    Principal Accountant Fees and Services.                      50

PART IV

      Item 15    Exhibits and Financial Statement Schedules                   50

SIGNATURES

CERTIFICATIONS



As used in this Annual  Report on Form 10-K,  the terms  "we," "us,"  "our," the
"Company"  and   "Flanigan's"   mean  Flanigan's   Enterprises,   Inc.  and  its
subsidiaries (unless the context indicates a different meaning).

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


General
-------

     At September 29, 2007, we (i) operated 21 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional six units, consisting of two restaurants, (one of which we operate) and four combination restaurants/package liquor stores. The table below provides information concerning the type (i.e. restaurant, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or
(iii) the unit is franchised by us), as of September 29, 2007 and as compared to September 30, 2006 and October 1, 2005. With the exception of one restaurant we operate under the name "The Whale's Rib" and in which we do not have an ownership interest, all of the restaurants operate under our service mark "Flanigan's Seafood Bar and Grill" and all of the package liquor stores operate under our service mark "Big Daddy's Liquors".

                                 FISCAL   FISCAL  FISCAL
                                 YEAR     YEAR    YEAR     NOTE
                                 2007     2006    2005    NUMBER
TYPES OF UNITS
-------------------------------------------------------------------
Company Owned:
--------------
  Combination package liquor
    store and restaurant            4       4       4
  Restaurant only                   3       2       2     (1)
  Package liquor store only         5       5       5

Company Managed
---------------
 Restaurants Only:
 -----------------
  Limited partnerships              7       7       6     (2)
  Franchise                         1       1       1
  Unrelated Third Party             1       1      --     (3)

Company Owned Club:                 1       1       1
------------------
-------------------------------------------------------------------
TOTAL - Company

  Owned/Operated Units:            22      21      19

FRANCHISED - units                  6       7       7     (4) (5)
                                   --      --      --

Notes:

      (1) Includes a restaurant located in Lake Worth, Florida which we acquired from a franchisee during the second quarter of our fiscal year 2007 and which commenced operating as a Company owned restaurant on March 4, 2007.

      (2) Includes a restaurant located in Pinecrest, Florida which is owned by a limited partnership in which we are the sole general partner and own 39% of the limited partnership interest which commenced operating on August 14, 2006.

      (3) This represents a restaurant named "The Whale's Rib" located in Deerfield Beach, Florida which we have managed since the second quarter of our fiscal year 2006.

      (4) We operate a restaurant  located in Deerfield  Beach,  Florida for one
(1) franchisee. This unit is included in the table both as a franchised restaurant, as well as a restaurant operated by us.

      (5) Excludes a restaurant located in Lake Worth, Florida which we acquired from a franchisee during the second quarter of our fiscal year 2007.

      With the exception of our combination package store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31), which is operated on property owned by us, all of our package liquor stores, restaurants as well as our adult entertainment club are operated on properties leased from unaffiliated third parties.


History and Development of Our Business
---------------------------------------

      We were incorporated in Florida in 1959 and commenced operating as a chain of small cocktail lounges and package liquor stores throughout South Florida. By 1970, we had established a chain of "Big Daddy's" lounges and package liquor stores between Vero Beach and Homestead, Florida. From 1970 to 1979, we expanded our package liquor store and lounge operations throughout Florida and opened clubs in five other "Sun Belt" states. In 1975, we discontinued most of our package store operations in Florida except in the South Florida areas of Miami-Dade, Broward, Palm Beach and Monroe Counties. In 1982 we expanded our club operations into the Philadelphia, Pennsylvania area as general partner of several limited partnerships we organized. In March 1985 we began franchising package liquor stores and lounges in the South Florida area. See Note 10 to the consolidated financial statements and the discussion of franchised units on pages 8 and 9.

      During our fiscal year 1987, we began renovating our lounges to provide full restaurant food service, and subsequently renovated and added food service to most of our lounges. Food sales currently represent approximately 81% and bar sales approximately 19% of our total restaurant sales.

      Our package liquor stores emphasize high volume business by providing customers with a wide variety of brand name and private label merchandise at discount prices. Our restaurants offer alcoholic beverages and full food service with abundant portions and reasonable prices, served in a relaxed, friendly and casual atmosphere.

         We conduct our operations directly and through a number of limited partnerships and wholly owned subsidiaries, all of which are listed below. Our subsidiaries and the limited partnerships, (except for the limited partnership, where we are not the general partner, which owns and operates our franchised restaurant in Fort Lauderdale, Florida) are reported on a consolidated basis.

                                                  STATE OF          PERCENTAGE
               ENTITY                           ORGANIZATION           OWNED
               ------                           ------------           -----

Flanigan's Management Services, Inc.              Florida               100
Flanigan's Enterprises, Inc. of Georgia           Georgia               100
Flanigan's Enterprises, Inc. of Pa.             Pennsylvania            100
CIC Investors #13, Limited Partnership            Florida                39
CIC Investors #50, Limited Partnership            Florida                16
CIC Investors #55, Limited Partnership            Florida               100
CIC Investors #60, Limited Partnership            Florida                42
CIC Investors #65, Limited Partnership            Florida                26
CIC Investors #70, Limited Partnership            Florida                40
CIC Investors #75, Limited Partnership            Florida                12
CIC Investors #80, Limited Partnership            Florida                25
CIC Investors #95, Limited Partnership            Florida                28
Josar Investments, LLC                            Florida               100


Package Liquor Store Operations
-------------------------------

         Our package liquor stores emphasize high volume business by providing customers with a wide selection of brand name and private label liquors, beer and wines while offering competitive pricing by meeting the published sales prices of our competitors. We provide extensive sales training to our package liquor store personnel. The stores are open for business six or seven days a week from 9:00-10:00 a.m. to 9:00-10:00 p.m., depending upon demand and local law. Approximately half of the Company's units have "night windows" with extended evening hours.

         Company Owned Package  Liquor  Stores.  We own and operate nine package
         -------------------------------------
liquor stores in the South Florida area under the name "Big Daddy's Liquors", four of which are jointly operated with restaurants we own.

         Franchised  Package  Liquor  Stores.  We franchise  four package liquor
         -----------------------------------
stores in the South Florida area, all of which are operated under the name "Big Daddy's Liquors" and are jointly operated with our franchisee's restaurant operations. Three of the four franchised package liquor stores are franchised to members of the family of our Chairman of the Board, officers and/or directors. We have not entered into a franchise arrangement for either a package liquor store, restaurant or combination package liquor store/restaurant since 1986 and do not anticipate that we will do so in the foreseeable future.

         Generally, a franchise agreement with our franchisees for the operation of a package liquor store runs for the balance of the term of the franchisee's lease for the business premises, extended by the franchisee's continued occupancy of the business premises thereafter, whether by lease or ownership. In exchange for our providing management and related services to the franchisee and our granting the right to the franchisee to use our service mark, "Big Daddy's Liquors", franchisees of package liquor stores pay us weekly in arrears, (i) a royalty equal to approximately 1% of gross sales; plus (ii) an amount for advertising equal to between 1-1/2% to 3% of gross sales generated at the stores based on our actual advertising costs allocated between stores, prorata, based upon gross sales.


         Restaurant Operations.
         ----------------------

         Our restaurants provide a neighborhood casual, standardized dining experience, typical of restaurant chains. The interior decor of the restaurants is nautical with numerous fishing and boating pictures and decorations. The restaurants are designed to permit minor modifications without significant capital expenditures. However, from time to time we are required to redesign and refurbish the restaurants at significant cost. Drink prices may vary between locations to meet local conditions. Food prices are substantially standardized for all restaurants. The restaurants' hours of operation are from 11:00 a.m. to 1:00-5:00 a.m. depending upon demand and local law.

         Company Owned  Restaurants.  We own and operate seven  restaurants  all
         --------------------------
under our service mark "Flanigan's Seafood Bar and Grill" four of which are jointly operated with package liquor stores we own. We acquired one of the seven restaurants we own, (the Lake Worth, Florida restaurant), during the second quarter of our fiscal year 2007 from a former franchisee who informed us that he did not intend to continue operating the restaurant.

         Franchised  Restaurants.  We franchise  six  restaurants,  all of which
         -----------------------
operate under our service mark "Flanigan's Seafood Bar and Grill", two of which operate as a restaurant only and four of which operate jointly with a franchisee operated "Big Daddy's Liquors" package liquor store.

         Generally, a franchise agreement with our franchisees for the operation of a restaurant runs for the balance of the term of the franchisee's lease for the business premises, extended by the franchisee's continued occupancy of the business premises thereafter, whether by lease or ownership. In exchange for our providing management and related services to the franchisee and our granting the right to the franchisee to use our service mark, "Flanigan's Seafood Bar and Grill", our franchisees pay us weekly in arrears, (i) a royalty equal to approximately 3% of gross sales; plus (ii) an amount for advertising equal to between 1-1/2% to 3% of gross sales from the restaurants based on our actual advertising costs allocated between stores, prorata, based upon gross sales.

         For accounting purposes, we do not consolidate our franchisees' operations. Franchise royalties we receive are "earned" when sales are made by franchisees.


Restaurants Owned by Affiliated Limited Partnerships
----------------------------------------------------

         We have invested with others, (some of whom are or are affiliated with our officers and directors), in nine limited partnerships seven of which currently own and operate South Florida based restaurants under our service mark "Flanigan's Seafood Bar and Grill". (The Pembroke Pines, Florida limited partnership restaurant commenced operating on October 29, 2007 and the Davie, Florida limited partnership restaurant is expected to open for business during the third quarter of our fiscal year 2008.) In addition to being a limited partner in these limited partnerships, we are the sole general partner of all of these limited partnerships and manage and control the operations of the restaurants except for the restaurant located in Fort Lauderdale, Florida where we only hold a limited partnership interest.

         Generally, the terms of the limited partnership agreements provide that until the investors' cash investment in a limited partnership (including any cash invested by us) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant, as a return of capital, up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (1/2) to us as a management fee and one-half (1/2) to the investors, (including us), prorata based upon the investors' investment, as a return of capital. Once all of the investors, (including us), have received, in full, amounts equal to their cash invested, an annual management fee becomes payable to us equal to one-half (1/2) of cash available to be distributed, with the other one half (1/2) of available cash distributed to the investors (including us), as a profit distribution, pro-rata based upon the investors' investment. As of September 29, 2007, limited partnerships owning three (3) restaurants have returned all cash invested and we receive an annual management fee equal to one-half (1/2) of the cash available for distribution by the limited partnership. In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our "Flanigan's Seafood Bar and Grill" service mark, which use is authorized while we act as general partner only. This 3% fee is "earned" when sales are made by the limited partnerships and is paid weekly, in arrears. We anticipate that we will continue to form limited partnerships to raise funds to own and operate restaurants under our service mark "Flanigan's Seafood Bar and Grill" using the same or substantially similar financial arrangement.

         Below is information on the nine limited partnerships which own and operate "Flanigan's Seafood Bar and Grill" restaurants:

Pinecrest, Florida

         We are the sole general partner and 39% limited partner in this limited partnership which has owned and operated a restaurant in Pinecrest, Florida under our "Flanigan's Seafood Bar and Grill" service mark since August 14, 2006. 14.9% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2007, this limited partnership has returned to its investors approximately 10% of their initial cash invested.

Fort Lauderdale, Florida

         A corporation, owned by one of our directors, acts as sole general partner of a limited partnership which has owned and operated a restaurant in Fort Lauderdale, Florida under our "Flanigan's Seafood Bar and Grill" service mark since April 1, 1997. We have a 25% limited partnership interest in this limited partnership. 57.6% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. We have a franchise arrangement with this limited partnership. For accounting purposes, we do not consolidate this limited partnership.

Surfside, Florida

         We are the sole general partner and a 42% limited partner in this limited partnership which has owned and operated a restaurant in Surfside, Florida under our "Flanigan's Seafood Bar and Grill" service mark since March 6, 1998. 34.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2007, this limited partnership has returned to its investors all of their initial cash invested.

Kendall, Florida

         We are the sole general partner and a 40% limited partner in this limited partnership which has owned and operated a restaurant in Kendall, Florida under our "Flanigan's Seafood Bar and Grill" service mark since April 4, 2000. 29.5% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2007, this limited partnership has returned to its investors all of their initial cash invested.

West Miami, Florida

         We are the sole general partner and a 25% limited partner in this limited partnership which has owned and operated a restaurant in West Miami, Florida under our "Flanigan's Seafood Bar and Grill" service mark since October 11, 2001. 42.4% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2007, this limited partnership has returned to its investors all of their initial cash invested.

Weston, Florida

         We are the sole general partner and a 28% limited partner in this limited partnership which has owned and operated a restaurant in Weston, Florida under our "Flanigan's Seafood Bar and Grill" service mark since January 20, 2003. 34.3% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2007, this limited partnership has returned to its investors approximately 64% of their initial cash invested.

Stuart, Florida

         We are the sole general partner and 12% limited partner in this limited partnership which has owned and operated a restaurant in a Howard Johnson's Hotel in Stuart, Florida under our "Flanigan's Seafood Bar and Grill" service mark since January 11, 2004. 31.0% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2007, this limited partnership has returned to its investors approximately 22.5% of their initial cash invested. During our fiscal year 2006, the limited partners of this limited partnership only received three (3) quarterly distributions due to the limited cash flow generated by the restaurant. During our fiscal year 2007, no distributions were made to limited partners as this limited partnership had a net loss of $98,000 from the operation of the restaurant during the fiscal year before depreciation and amortization and owed us $203,000 in advances made to meet its cash flow needs.

Wellington, Florida

         We are the sole general partner and a 26% limited partner in this limited partnership which has owned and operated a restaurant in Wellington, Florida under our "Flanigan's Seafood Bar and Grill" service mark since May 27, 2005. 25.1% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2007, this limited partnership has returned to its investors approximately 37% of their initial cash invested.

Davie, Florida

         We are the sole general partner and a 48% limited partner of a limited partnership which on January 2, 2007, (when we were the sole general partner and we and a wholly owned subsidiary were the sole limited partners), acquired personal property assets and a leasehold interest of an existing restaurant operation in Davie, Florida for $650,000, which is intended to commence operations as a "Flanigan's Seafood Bar and Grill" restaurant during the third quarter of our fiscal year 2008. 9.5% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.

         We advanced to the limited partnership the entire $650,000 purchase price and have, in addition, advanced to the limited partnership approximately $400,000 for expenses, including amounts for renovations and upgrades at this location. The cost to renovate and equip this location for operation as a "Flanigan's Seafood Bar and Grill" restaurant has increased substantially from our original estimates in December, 2005 due primarily to increases in construction costs and equipment. During the fourth quarter of fiscal year 2007, this limited partnership commenced and subsequent to the end of fiscal year 2007, completed its private offering of limited partnership interests, raising gross proceeds of $3,875,000. The amounts we advanced to the limited partnership credited our obligation to pay for our equity investment in the limited partnership at the same price as other investors who acquired limited partnership interests in the limited partnership.

Pembroke Pines, Florida

         We are the sole general partner and a 16% limited partner in a limited partnership which on October 24, 2006, (when we were the sole general partner and we and a wholly owned subsidiary were the sole limited partners), acquired the assets and a leasehold interest of an existing restaurant operation in Pembroke Pines, Florida for a purchase price of $305,000, which commenced operations on October 29, 2007 as a "Flanigan's Seafood Bar and Grill" restaurant. 17.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.

         During the third quarter of fiscal year 2007, the limited partnership completed its private offering, raising gross proceeds of $2,350,000 to complete the renovations and upgrades at the Pembroke Pines, Florida location. We had advanced to the limited partnership the entire $305,000 purchase price and in addition, had advanced to the limited partnership approximately $375,000 for expenses, including amounts for renovation and upgrades at this location. The amounts we advanced to the limited partnership credited our obligation to pay for our equity investment in the limited partnership at the same price as other investors who acquired limited partnership interests in the limited partnership. The excess amounts advanced by us, (approximately $300,000), were reimbursed to us without interest from general working capital of the limited partnership.


Management Agreement for "The Whale's Rib" Restaurant
-----------------------------------------------------

         Since January, 2006, we have managed "The Whale's Rib", a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (1/2) of the net profit, if any, from the operation of the restaurant. The term of the management agreement, which commenced January 9, 2006, is for ten (10) years, with four (4) five (5) year renewal options in favor of the owner of the restaurant. For our fiscal years ended September 29, 2007 and September 30, 2006, we generated $160,000 and $108,000 of revenue, respectively, from providing these management services.

Adult Entertainment Club
------------------------

         We own, but do not operate, an adult entertainment nightclub located in Atlanta, Georgia which operates under the name "Mardi Gras". We have a management agreement with an unaffiliated third party to manage the club. Effective May 1, 2006, the unaffiliated third party that manages the club became obligated under a new lease for the business premises where the club operates for a period of ten (10) years, with one (1) ten (10) year renewal option and as of such date we are no longer obligated under the lease. Under our management agreement, the unaffiliated third party management firm is obligated to pay us an annual amount, paid monthly, equal to the greater of $150,000 or ten (10%) percent of gross sales from the club, offset by one-half (1/2) of any rental increases, provided our fees will never be less than $150,000 per year. For our fiscal years ended September 29, 2007 and September 30, 2006, we earned $203,000 and $224,000 of revenue, respectively, from the operation of the club.


Operations and Management
--------------------------

         We emphasize systematic operations and control of all package liquor stores and restaurants regardless of whether we own, franchise or manage the unit. Each unit has its own manager who is responsible for monitoring inventory levels, supervising sales personnel, food preparation and service in restaurants and generally assuring that the unit is managed in accordance with our guidelines and procedures. We have in effect an incentive cash bonus program for our managers and salespersons based upon various performance criteria. Our operations are supervised by area supervisors. Each area supervisor supervises the operations of the units within his or her territory and visits those units to provide on-site management and support. There are five area supervisors responsible for package liquor store, restaurant and club operations in specific geographic districts.

         All of our managers and salespersons receive extensive training in sales techniques. We arrange for independent third parties, or "shoppers", to inspect each unit in order to evaluate the unit's operations, including the handling of cash transactions.


Purchasing and Inventory
------------------------

         The package liquor business requires a constant substantial capital investment in inventory in the units. Our inventory consists primarily of liquor and wine products and as such, does not become excessive or obsolete that would require identifying and recording of the same. Liquor inventory purchased can normally be returned only if defective or broken.

         All of our purchases of liquor inventory are made through our purchasing department from our corporate headquarters. The major portion of inventory is purchased under individual purchase orders with licensed wholesalers and distributors who deliver the merchandise within one or two days of the placing of an order. Frequently there is only one wholesaler in the immediate marketing area with an exclusive distributorship of certain liquor product lines. Substantially all of our liquor inventory is shipped by the wholesalers or distributors directly to our stores. We significantly increase our inventory prior to Christmas, New Year's Eve and other holidays. Under Florida law, we are required to pay for our liquor purchases within ten days of delivery.

         During our fiscal year 2006, our Board of Directors approved the purchase of a new point of sale computer system, including surveillance cameras, for all of our package liquor stores, subject to management testing and approving the system prior to its installation. The testing was successfully completed during the first quarter of our fiscal year 2008 and the installation of the new system is expected to take place during the second quarter of our fiscal year 2008. Although we have not yet signed a contract for the purchase and installation of the new point of sale package system, the projected cost of the new point of sale computer system is approximately $400,000, of which approximately $90,000 has been paid to date for the testing of the system and purchase of new hand-held, wireless scanners.

         Negotiations with food suppliers are conducted by our purchasing department at our corporate headquarters. We believe this ensures that the best quality and prices will be available to each restaurant. Orders for food products are prepared by each restaurant's kitchen manager and reviewed by the restaurant's general manager before orders are placed. Food is delivered by the supplier directly to each restaurant. Orders are placed several times a week to ensure product freshness. Food inventory is primarily paid for monthly.


Government Regulation
---------------------

         Our operations are subject to various federal, state and local laws affecting our business. In particular, our operations are subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, alcoholic beverage control, safety and fire department agencies in the state or municipality where our units are located.

         Alcoholic beverage control regulations require each of our restaurants and package liquor stores to obtain a license to sell alcoholic beverages from a state authority and in certain locations, county and municipal authorities.

         In Florida, where all of our restaurants and package liquor stores are located, most of our liquor licenses are issued on a "quota license" basis. Quota licenses are issued on the basis of a population count established from time to time under the latest applicable census. Because the total number of liquor licenses available under a quota license system is limited and restrictions placed upon their transfer, the licenses have purchase and resale value based upon supply and demand in the particular areas in which they are issued. The quota licenses held by us allow the sale of liquor for on and off premises consumption. In Florida, the other liquor licenses held by us or limited partnerships of which we are the general partner are restaurant liquor licenses, which do not have quota restrictions and no purchase or resale value. A restaurant liquor license is issued to every applicant who meets all of the state and local licensing requirements, including, but not limited to zoning and minimum restaurant size, seating and menu. The restaurant liquor licenses held by us allow the sale of liquor for on premises consumption only.

         In the State of Georgia, where our adult entertainment club is located, licensed establishments also do not have quota restrictions for on-premises consumption and such licenses are issued to any applicant who meets all of the state and local licensing requirements based upon extensive license application filings and investigations of the applicant.

         All licenses must be renewed annually and may be revoked or suspended for cause at any time. Suspension or revocation may result from violation by the licensee or its employees of any federal, state or local law regulation pertaining to alcoholic beverage control. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of our units, including, minimum age of patrons and employees, hours of operations, advertising, wholesale purchasing, inventory control, handling, storage and dispensing of alcoholic beverages, internal control and accounting and collection of state alcoholic beverage taxes.

         As the sale of alcoholic beverages constitutes a large share of our revenue, the failure to receive or retain, or a delay in obtaining a liquor license in a particular location could adversely affect our operations in that location and could impair our ability to obtain licenses elsewhere.

         During our fiscal years 2007, 2006 and 2005, no significant pending matters have been initiated concerning any of our licenses which might be expected to result in a revocation of a liquor license or other significant actions against us.

         We are subject to "dram-shop" statutes due to our restaurant operations and club ownership. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, which we believe is consistent with coverage carried by other entities in the restaurant industry. Although we are covered by insurance, a judgment against us under a dram-shop statute in excess of our liability coverage could have a material adverse effect on us.

         Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. Some states, including Florida, have set minimum wage requirements higher than the federal level. Significant numbers of hourly personnel at our restaurants are paid at rates related to the Florida minimum wage and, accordingly, increases in the minimum wage will increase labor costs. We are also subject to the Americans With Disability Act of 1990 (ADA), which, among other things, may require certain renovations to our restaurants to meet federally mandated requirements. The cost of any such renovations is not expected to materially affect us.

         We are not aware of any statute, ordinance, rule or regulation under present consideration which would significantly limit or restrict our business as now conducted. However, in view of the number of jurisdictions in which we conduct business, and the highly regulated nature of the liquor business, there can be no assurance that additional limitations may not be imposed in the future, even though none are presently anticipated.


General Liability Insurance
---------------------------

         We have general liability insurance which incorporates a semi-self-insured plan under which we assume the full risk of the first $50,000 of exposure per occurrence, while the limited partnerships assume the full risk of the first $10,000 of exposure per occurrence. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During our fiscal years 2005, 2006, and again in 2007 we were able to purchase excess liability insurance at a reasonable premium, whereby our excess insurance carrier is responsible for $6,000,000 coverage above our primary general liability insurance coverage. With the exception of one (1) limited partnership which has higher general liability insurance coverage to comply with the terms of its lease for the business premises, we are un-insured against liability claims in excess of $7,000,000 per occurrence and in the aggregate.

         Our general policy is to settle only those legitimate and reasonable claims asserted and to aggressively defend and go to trial, if necessary, on frivolous and unreasonable claims. We have established a select group of defense attorneys which we use in conjunction with this program. Under our current liability insurance policy, any expense incurred by us in defending a claim, including adjusters and attorney's fees, are a part of the $50,000 retention.

         An accrual for our estimated liability claims is included in the consolidated balance sheets in the caption "Accounts payable and accrued expenses". A significant unfavorable judgment or settlement against us in excess of its liability insurance coverage could have a materially adverse effect on the Company.


Property Insurance; Windstorm Insurance; Deductibles
----------------------------------------------------

         For the policy year commencing December 30, 2007, our property insurance, including windstorm insurance coverage, will be with the same insurance carriers and with the same coverage as provided for the policy year which commenced December 30, 2006. Our insurance expense for the policy year commencing December 30, 2007, estimated at $434,000, which includes insurance coverage for our consolidated limited partnerships, decreased by approximately $153,000, (26%), due primarily to decreases in windstorm insurance coverage.

         For the policy year which commenced December 30, 2006, our property insurance provided for full insurance coverage for property losses, other than those caused by windstorm, such as a hurricane. The losses caused by hurricanes during the 2004 and 2005 hurricane seasons in South Florida made windstorm insurance coverage difficult to obtain and, where available, expensive to the point that full windstorm coverage for all locations was economically prohibitive. For those locations east of I-95, windstorm insurance coverage was only available through the State of Florida sponsored insurance fund and then limited to $1,000,000 per building, including personal property, but without business interruption insurance. The State of Florida sponsored insurance fund had deductibles of 3% per location, per occurrence. Windstorm coverage for locations west of I-95 was procured through a private insurance carrier, including business interruption insurance, which provided coverage of $10,000,000 per occurrence and in the aggregate, with "named storm deductibles" of 5% per location per occurrence, with a minimum deductible of $100,000 per occurrence and "other windstorm deductibles" of $100,000 per occurrence. The windstorm policy provided by the private insurance carrier contained a limitation on recovery for roof replacement, with any roofs dating prior to 2001 being covered for their actual replacement value, in lieu of their replacement cost. We determined that only two roofs at its locations west of I-95 for which it and/or its limited partnerships are responsible, pre-date 2001 so the exposure due to the roof replacement limitation was not significant. The private insurance policy also provided business interruption insurance for locations east of I-95, with a deductible of 5% per location, per occurrence, for business interruption insurance, as well as windstorm insurance in excess of the primary coverage provided through the State of Florida sponsored insurance fund. Management believed that the windstorm insurance coverage effective December 30, 2006 would have provided adequate insurance coverage for all locations in the event of a hurricane, but in the event that more than four (4) locations had been destroyed by a hurricane, thereby requiring total reconstruction, the windstorm insurance coverage may have been inadequate and we and/or the limited partnership may have had to bear the cost of any uninsured expenses, which may have had a material adverse effect upon the financial condition and/or results of operations of the Company. Our insurance expense for the policy year commencing December 30, 2006, including insurance coverage for our consolidated limited partnerships, increased by approximately $345,000, (141%), due primarily to increases in windstorm insurance coverage. During the policy year commencing December 30, 2006, neither we, nor any of our limited partnerships, made a claim against our property insurance.

         For the policy year which commenced December 30, 2005, which included windstorm insurance coverage and was the third and final year of our (3) year property insurance policy with our insurance carrier, the property insurance had a deductible of $25,000 - $50,000 per location, per occurrence. In the event a casualty, such as a hurricane, had impacted every location whereby property damage and business interruption claims reached or exceeded every deductible, then we and our limited partnerships would have faced a maximum deductible of $825,000. During the policy year commencing December 30, 2005, neither we, nor any of our limited partnerships, made a claim against our property insurance.


Hurricane Wilma; Windstorm Claims
---------------------------------

         During our fiscal year 2006, we submitted claims totaling $1,092,300 for damages and business interruption caused when Hurricane Wilma impacted South Florida on October 24, 2005, (property insurance policy year commencing December 30, 2004). During our fiscal year 2007, we settled our claims against our insurance carrier for $929,000, ($979,000 less the $50,000 deductible). In connection with this settlement, during our fiscal year 2006, we received advances in the aggregate amount of $700,000, ($750,000 less the $50,000 deductible), from our insurance carrier and during our fiscal year 2007 we received a final payment of $229,000.


Competition and the Company's Market
------------------------------------

         The liquor and hospitality industries are highly competitive and are often affected by changes in taste and entertainment trends among the public, by local, national and economic conditions affecting spending habits, and by population and traffic patterns. We believe that the principal means of competition among package liquor stores is price and that, in general, the principal means of competition among restaurants include the location, type and quality of facilities and the type, quality and price of beverage and food served.

         Our package liquor stores compete directly or indirectly with local retailers and discount "superstores". Due to the competitive nature of the liquor industry in South Florida, we have had to adjust our pricing to stay competitive, including meeting all competitors' advertisements. Such practices will continue in the package liquor business. We believe that we have a competitive position in our market because of widespread consumer recognition of the "Big Daddy's" and "Flanigan's" names.

         We have many well-established competitors, both nationally and locally owned, with substantially greater financial resources and a longer history of operations than we do. Their resources and market presence may provide advantages in marketing, purchasing and negotiating leases. We compete with other restaurant and retail establishments for sites and finding management personnel.

         Our business is subject to seasonal effects, including that liquor purchases tend to increase during the holiday seasons.


Trade Names
-----------

         We operate our package liquor stores and restaurants under two service marks; "Big Daddy's Liquors" and "Flanigan's Seafood Bar and Grill", both of which are federally registered trademarks owned by us. Our right to the use of the "Big Daddy's" service mark is set forth under a consent decree of a Federal Court entered into by us in settlement of federal trademark litigation. The consent decree and the settlement agreement allow us to continue to use and to expand our use of the "Big Daddy's" service mark in connection with limited food and liquor sales in Florida, while restricting the future sale of distilled spirits in Florida under the "Big Daddy's" name by the other party who has a federally registered service mark for "Big Daddy's" use in the restaurant business. The Federal Court retained jurisdiction to enforce the consent decree. We have acquired registered Federal trademarks on the principal register for our "Flanigan's" and "Flanigan's Seafood Bar and Grill" service marks.

         The standard symbolic trademark associated with our facilities and operations is the bearded face and head of "Big Daddy" which is predominantly displayed at all "Flanigan's" facilities and all "Big Daddy's" facilities throughout the country. The face comprising this trademark is that of the Company's founder, Joseph "Big Daddy" Flanigan, and is a federally registered trademark owned by us.


Employees
---------

         As of our fiscal year end 2007, we employed 950 persons, of which 759 were full-time and 191 were part-time. Of these, 44 were employed at our corporate offices in administrative capacities and 5 were employed in maintenance. Of the remaining employees, 50 were employed in package liquor stores and 851 in restaurants.

         None  of  our  employees  are  represented  by  collective   bargaining
organizations. We consider our labor relations to be favorable.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

                        Positions and Offices              Office or Position
       Name                Currently Held           Age        Held Since
       ----             ---------------------       ---    ------------------

James G. Flanigan       Chairman of the Board        43            (1)
                        of Directors, Chief
                        Executive Officer and
                        President

August Bucci            Chief Operating Officer      63            2002
                        and Executive Vice
                        President

Jeffrey D. Kastner      Chief Financial Officer      54            (2)
                        General Counsel and
                        Secretary

Jean Picard             Vice President of            69            2002
                        Package Liquor Store
                        Operations

(1) Chairman of the Board of Directors, Chief Executive Officer since 2005; President since 2002.
(2) Chief Financial Officer since 2005; Secretary since 1995; and General Counsel since 1982.


Flanigan's 401(k) Plan
----------------------

         Effective July 1, 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and/or matching contributions. During our fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005, the Board of Directors approved discretionary matching contributions totaling $29,000, $12,000 and $37,500, respectively.


Item 1A  Risk Factors
---------------------

         An investment in our common stock involves a high degree of risk. These risks should be considered carefully with the uncertainties described below, and all other information included in this Annual Report on Form 10-K, before deciding whether to purchase our common stock. Additional risks and uncertainties not currently known to management or that management currently deems immaterial may also become important factors that may harm our business, financial condition or results or operations. The occurrence of any of the following risks could harm our business, financial condition and results of operations. The trading price of our common stock could decline due to any of these risks and uncertainties and you may lose part or all of your investment.

         Certain statements in this report contain forward-looking information. In general, forward-looking statements include estimates of future revenues, cash flows, capital expenditures, or other financial items and assumptions underlying any of the foregoing. Forward-looking statements reflect management's current expectations regarding future events and use words such as "anticipate", "believe", "expect", "may", "will" and other similar terminology. These statements speak only as of the date they were made and involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Several factors, many beyond our control, could cause actual results to differ materially from management's expectations.


Our Business Could Be Materially Adversely Affected If We Are Unable To Expand In A Timely And Profitable Manner
----------------------------------------

         To grow successfully, we must open new restaurants on a timely and profitable basis. We have experienced delays in restaurant openings from time to time and may experience delays in the future. During our fiscal year 2006, we, as general partner of the limited partnerships which own the Pembroke Pines, Florida and Davie, Florida restaurants, submitted building plans to the appropriate governmental agencies for building permits and expected, at a minimum, to open these two (2) new restaurants during our fiscal year 2007. Due to delays in the permitting process and construction, the Pembroke Pines, Florida restaurant only opened for business during the first quarter of fiscal year 2008 and the Davie, Florida restaurant is not expected to open for business before the third quarter of our fiscal year 2008. Increases in labor and building material costs increased the cost of planned renovations to the Davie, Florida restaurant by approximately $1,000,000.

         Our ability to open and profitably operate restaurants and/or package liquor stores is subject to various risks such as identification and availability of suitable and economically viable locations, the negotiation of acceptable leases or the purchase terms of existing locations, the availability of limited partner investors or other means to raise capital, the need to obtain all required governmental permits (including zoning approvals) on a timely basis, the need to comply with other regulatory requirements, the availability of necessary contractors and subcontractors, the availability of construction materials and labor, the ability to meet construction schedules and budgets, variations in labor and building material costs, changes in weather or other acts of God that could result in construction delays and adversely affect the results of one or more restaurants and/or package liquor stores for an indeterminate amount of time. If we are unable to successfully manage these risks, we will face increased costs and lower than anticipated revenues which will materially adversely affect our business, financial condition, operating results and cash flow.


General Economic Factors May Adversely Affect Results of Operations
-------------------------------------------------------------------

         National, regional and local economic conditions, such as recessionary economic cycles, a protracted economic slowdown or a worsening economy could adversely affect disposable consumer income and consumer confidence. Unfavorable changes in these factors or in other business and economic condition affecting our customers could reduce customer traffic in some or all of our restaurants and/or package liquor stores, impose practical limits on pricing and increase costs, any of which could lower profit margins and have a material effect on our results of operations.


Changes in Customer Preferences for Casual Dining Styles Could Adversely Affect Financial Performance
--------------------------------------------------------------------------------

         Changing customer preferences, tastes and dietary habits can adversely impact our business and financial performance. We offer a large variety of entrees, side dishes and desserts and its continued success depends, in part, on the popularity of our cuisine and casual style of dining. A change from this dining style may have an adverse effect on our business.


Labor Shortages, an Increase in Labor Costs, or an Inability to Attract Employees Could Harm Our Business
-------------------------------------------------------------------------------

         Our employees and our ability to deliver an enjoyable dining experience to our customers are essential to our operations. If we are unable to attract and retain enough qualified restaurant and/or package liquor store personnel at a reasonable cost, and if they do not deliver an enjoyable dining experience, our results may be negatively affected. Additionally, competition for qualified employees could require us to pay higher wages, which could result in higher labor costs.


Increases in Employee Minimum Wages by the Federal or State Government Could Adversely Affect Business
--------------------------------------------------------------------------------

         Certain of our Company employees are paid wages that relate to federal and state minimum wage rates. Increases in the minimum wage rates, such as annual cost of living increases in the State of Florida minimum wage, may significantly increase our labor costs. In addition, since our business is labor-intensive, shortages in the labor pool or other inflationary pressure could increase labor costs, which could harm our financial performance.


Fluctuations in Commodity Prices and Availability of Commodities Including Pork, Beef, Fish, Poultry and Dairy Could Affect Our Business
--------------------------------------------------------------------------------

         A significant component of our costs are related to food commodities including pork, beef, fish, poultry and dairy products. If there is a substantial increase in prices for these products and we are unable to offset the increases with changes in menu prices, our results could be negatively affected.


Due to Our Geographic Locations, Restaurants are Subject to Climate Conditions that Could Affect Operations
--------------------------------------------------------------------------------

         All but one (1) of our restaurants and package liquor stores are located in South Florida, with the remaining restaurant located in Central Florida. During hurricane season, (June 1st through November 30th each year), our restaurants and/or package liquor stores may face harsh weather associated with hurricanes and tropical storms. These harsh weather conditions may make it more difficult for customers to visit our restaurants and package liquor stores, or may necessitate the closure of the stores and restaurants for a period of time. If customers are unable to visit our restaurants and/or package liquor stores, our sales and operating results may be negatively affected.


Due to Our Geographic Locations, We May Not be Able to Acquire Windstorm Insurance Coverage or Adequate Windstorm Insurance Coverage at a Reasonable Rate
-------------------------------------------------------------------------------

         Due to the anticipated active hurricane seasons in South Florida in the future, we may not be able to acquire windstorm insurance coverage for our restaurant and package liquor store locations on a year-to-year basis or may not be able to get adequate windstorm insurance coverage at reasonable rates. If we are unable to obtain windstorm insurance coverage or adequate windstorm insurance coverage at reasonable rates, then we will be self-insured for all or a part of the exposure for damages caused by a hurricane impacting South Florida, which may have a material adverse effect upon our financial condition and/or results of operations.


Inability to Attract and Retain Customers Could Affect Results of Operations
----------------------------------------------------------------------------

         We take pride in our ability to attract and retain customers, however, if we do not deliver an enjoyable dining experience for our customers, they may not return and results may be negatively affected.

We May Face Liability Under Dram Shop Statutes
----------------------------------------------

         Our sale of alcoholic beverages subjects us to "dram shop" statutes. These statutes allow an injured person to recover damages from an establishment that served alcoholic beverages to an intoxicated person. If we receive a judgment substantially in excess of our insurance coverage, or if we fail to maintain our insurance coverage, our business, financial condition, operating results or cash flows could be materially and adversely affected. We currently have no "dram shop" claims. See "Item 1. Business--Government Regulation" for a discussion of the regulations with which we must comply.


We May Face Instances of Food Borne Illness
-------------------------------------------

         Recently, several nationally known restaurants experienced outbreaks of food poisoning believed to be caused by E.coli contained in fresh spinach, which is not included in any of the items on our menu. In years past, Asian and European countries experienced outbreaks of avian flu. Incidents of "mad cow" disease have occurred in Canadian and U.S. cattle herds. These problems, other food-borne illnesses (such as, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past, and could in the future, adversely affect the price and availability of affected ingredients and cause changes in consumer preference. As a result, our sales could decline.

         Instances of food-borne illnesses, real or perceived, whether at our restaurants or those of our competitors, could also result in negative publicity about us or the restaurant industry, which could adversely affect sales. If we react to negative publicity by changing our menu or other key aspects of the dining experience we offer, we may lose customers who do not accept those changes and may not be able to attract enough new customers to produce the revenue needed to make our restaurants profitable. If our guests become ill from food-borne illnesses, we could be forced to temporarily close some restaurants. A decrease in guest traffic as a result of health concerns or negative publicity, or as a result of a change in our menu or dining experience or a temporary closure of any of our restaurants, could materially harm our business.


We Face Competition in the Restaurant and Liquor Industries, and If We are Unable to Compete Effectively, Our Business and Financial Performance will be Adversely Affected
--------------------------------------------------------------------------------

         The restaurant and liquor industries are intensely competitive and are affected by changes in customer tastes, dietary habits and by economic and demographic trends. New menu items, concepts and trends are constantly emerging. We compete on quality, variety, value, service, price and location. If we are unable to compete effectively, our business, financial condition and results of operations will be materially adversely affected.

Item 2. Properties
------------------

         Our operations are conducted primarily on leased property with the exception of (i) our corporate headquarters, which is conducted in an office building and the land upon which it is built, which we purchased in December, 1999 and have occupied since April 2001; and (ii) our combination restaurant and package liquor store in Hallandale, Florida which operates in a building and the land upon which it is built, which we purchased in July, 2006.

         All of our units require periodic refurbishing in order to remain competitive. We have budgeted $375,000 for our refurbishing program for fiscal year 2008. See Item 7, "Liquidity and Capital Resources" for discussion of the amounts spent in fiscal year 2007.

         The following table summarizes information related to the properties upon which our operations are conducted:


                           Square             Franchised/
Name and Location          Footage   Seats    Owned by    Lease Terms
-----------------          -------   -----    --------    -----------

Big Daddy's Liquors #4     1,978      N/A     Company     3/1/02 to 2/28/27
Flanigan's Enterprises                                     and Options to
Inc. (6)                                                  2/28/47
7003 Taft Street
Hollywood, FL

Big Daddy's Liquors #7     1,450      N/A     Company     11/1/00 to 10/31/08
Flanigan's Enterprises                                     and Annual Options
Inc.                                                      to 10/31/15
1550 W. 84th Street
Hialeah, FL

Big Daddy's Liquors #8     1,942      N/A     Company     5/1/99 to 4/30/14
Flanigan's Enterprises
Inc.
959 State Road 84
Fort Lauderdale, FL

Flanigan's Seafood         4,300      130     Company     10/1/71 to 12/31/09
Bar and Grill #9                                           New lease 1/1/10
Flanigan's Enterprises                                     to 12/31/14
Inc.                                                       Options to
1550 W. 84th Street                                        12/31/24
Hialeah, FL

Flanigan's Legends         5,000      150     Franchise   1/4/00 to 1/3/20
Seafood Bar and Grill                                      Option to 1/3/25
#11, 11 Corporation (1)
330 Southern Blvd.
W. Palm Beach, FL

                           Square             Franchised/
Name and Location          Footage   Seats    Owned by    Lease Terms
-----------------          -------   -----    --------    -----------

Flanigan's Legends          5,000      180    Company     11/15/92 to
Seafood Bar and Grill                                      11/15/08
#12 Galeon Tavern, Inc.(11)                                Options to
2401 Tenth Ave. North                                      11/15/14
Lake Worth, FL

Flanigan's Seafood          3,320      90     Franchise   6/1/79 to 6/1/09
Bar and Grill #14,                                         Options to 6/1/19
Big Daddy's #14, Inc. (1)(2)(5)
2041 NE Second St.
Deerfield Beach, FL

Piranha Pats II-#15         4,000      90     Franchise/  3/2/76 to 8/31/11
CIC Investors #15 Ltd.(1)(2)                  Limited
1479 E. Commercial Blvd.                      Partnership
Ft. Lauderdale, FL

Flanigan's Seafood          4,300     100     Franchise   2/15/72 to 12/31/10
Bar and Grill #18                                          Options to
Twenty Seven Birds                                         12/31/20
Corp. (1)(2)
2721 Bird Avenue
Miami, FL

Flanigan's Seafood          4,500     160     Company     3/1/72 to 12/31/10
Bar and Grill #19                                          Options to 12/31/20
Flanigan's Enterprises
Inc.
2505 N. University Dr.
Hollywood, FL

Flanigan's Seafood          5,100     140     Company     7/15/68 to 12/31/08
Bar and Grill #20                                         Annual options
Flanigan's Enterprises                                    until the Company
Inc.                                                      fails to exercise
13205 Biscayne Blvd.                                      Additional Lease
North Miami, FL                                           5/1/69 to 12/31/08
                                                          Annual options
                                                          until the Company
                                                          fails to exercise

Flanigan's Seafood          4,100     200     Company     12/16/68 to
Bar and Grill #22                                         12/31/10
Flanigan's Enterprises                                    Options to 12/31/20
Inc.                                                      Option to purchase
2600 W. Davie Blvd.
Ft. Lauderdale, FL

                           Square             Franchised/
Name and Location          Footage   Seats    Owned by    Lease Terms
-----------------          -------   -----    --------    -----------

Flanigan's Seafood         4,600      150     Company     Company Owned
 Bar and Grill #31
Flanigan's Enterprises
Inc. (7)
4 N. Federal Highway
Hallandale, FL

Flanigan's Guppy's         4,620      130     Franchise   11/1/03 to 4/30/11
Seafood Bar and Grill #33
Guppies, Inc. (1)(2)
45 S. Federal Highway
Boca Raton, FL

Big Daddy's Liquors        3,000      N/A     Company     5/29/97 to 5/28/12
#34, Flanigan's                                           Option to 5/28/17
Enterprises, Inc.
9494 Harding Ave.
Surfside, FL

Flanigan's Seafood         4,600      140     Company     4/1/71 to 12/31/10
Bar and Grill #40                                        Options to 12/31/15
Flanigan's Enterprises
Inc.
5450 N. State Road 7
N. Lauderdale, FL

Piranha Pat's #43          4,500       90     Franchise   12/1/72 to 11/30/12
BD 43 Corporation (1)(2)                                  Option to 11/30/22
2500 E. Atlantic Blvd.
Pompano Beach, FL

Big Daddy's Liquors        6,000      N/A     Company     12/21/68 to 1/1/10
#47, Flanigan's                                           Options to 1/1/50
Enterprises, Inc. (3)
8600 Biscayne Blvd.
Miami, FL

Flanigan's Seafood         8,000      200     Limited     06/01/91 to 5/31/11
 Bar and Grill #13,                           Partnership  Options to 5/31/21
CIC Investors #13, Ltd
11415 S. Dixie Highway
Pinecrest, FL

Flanigan's Seafood         4,000      200     Limited     10/24/06 to 10/23/11
 Bar and Grill #50,                           Partnership  Options to 10/23/26
CIC investors #50,
Ltd.(8)
17185 Pines Boulevard
Pembroke Pines, FL

                           Square             Franchised/
Name and Location          Footage   Seats    Owned by     Lease Terms
-----------------          -------   -----    --------     -----------

Flanigan's Seafood         5,900      200     Limited       1/5/07 to 12/31/21
 Bar and Grill #55,                           Partnership  Options to 12/31/31
CIC Investors #55, Ltd.(9)
2190 S. University Drive
Davie, Florida

Flanigan's Seafood         6,800      200     Limited      8/1/97 to 12/31/11
 Bar and Grill #60,                           Partnership
CIC Investors #60 Ltd.
9516 Harding Avenue
Surfside, FL

Flanigan's Seafood         6,128      200     Limited      4/01/05 to 3/31/15
 Bar and Grill #65                            Partnership   Options to 3/31/25
CIC Investors #65, Ltd
2335 State Road 7,Suite 100
Wellington, FL

Flanigan's Seafood         4,850      161     Limited      4/1/98 to 4/30/10
 Bar and Grill #70                            Partnership   Options to 4/30/30
CIC Investors #70 Ltd.
12790 SW 88 St
Kendall, FL

Flanigan's Seafood         7,000      200     Limited      10/1/03 to 9/30/09
 Bar and Grill #75                            Partnership   Options to 9/30/27
CIC Investors # 75 Ltd.
950 S. Federal Highway
Stuart, FL 34994

Flanigan's Seafood         5,000      165     Limited      6/15/01 to 12/14/19
 Bar and Grill #80                            Partnership   Options to 12/14/39
CIC Investors #80 Ltd.
8695 N.W. 12th St
Miami, FL

Flanigan's Seafood         5,700      235     Limited      7/29/01 to 7/28/17
 Bar and Grill #95                            Partnership   Options to 7/28/32
CIC Investors #95 Ltd.
2460 Weston Road
Weston, FL

Mardi Gras                10,000      400     Company      4/30/06 to 4/30/16
Flanigan's Enterprises,                                     Option to 4/30/26
Inc., #600 (4)(10)
Powers Ferry Landing
Atlanta, GA

 (1)     Franchised by Company.

 (2)     Lease assigned to franchisee.

 (3) We own 48% of the underlying leasehold from the unaffiliated third parties to whom the lease had been assigned and subleased back.

 (4)     Location managed by an unaffiliated third party.

 (5) Effective December 1, 1998, we purchased the Management Agreement to operate the franchised restaurant for the franchisee.

 (6) Ground lease executed by us on September 25, 2001. We constructed a building of 4,120 square feet, 1,978 square feet is used by us for the operation of a package liquor store and the other 2,142 square feet is subleased as retail space. The package liquor store opened for business on November 17, 2003.

 (7) During the fourth quarter of our fiscal year 2006, we purchased the real property and an assignment of a ground lease of this location pursuant to an option to purchase contained in the Sublease Agreement. During the first quarter of our fiscal year 2007, we purchased the real property subject to the ground lease.

 (8)     Restaurant opened for business on October 29, 2007.

 (9) Restaurant estimated to open for business during the third quarter of our fiscal year 2008.

(10) During the third quarter of our fiscal year 2006, our lease for this location expired. The unaffiliated third party entered into a new lease for the business premises effective May 1, 2006 and as of that date, we no longer have responsibility to pay any amounts under the lease.

(11) Effective March 4, 2007, we purchased the assets of the franchised restaurant from our franchisee.

         During the first quarter of our fiscal year 2007, we purchased the real property and building where our combination restaurant and package liquor store located at 4 North Federal Highway, Hallandale, Florida (Store #31) operates. We paid $552,500 for the real property, which was partially financed with an advance of $250,000 on the mortgage procured by us during the fourth quarter of our fiscal year 2006 to purchase the limited liability company which owns the real property and the ground lease at this location, thereby raising the principal balance on such mortgage to $3,530,000. The mortgage amount bears interest at the rate of seven and one-half (7 1/2%) percent per annum, is amortized over twenty years with equal monthly payments of principal and interest, each in the amount of $28,600 with the entire principal balance and all accrued interest due in August 2013.

         During the third quarter of our fiscal year 2007, we purchased the real property located adjacent to the parking lot of our combination restaurant and package liquor store located at 4 North Federal Highway, Hallandale, Florida, (Store #31). A residence, consisting of approximately 1,200 square feet, is located upon the property and was leased to an unaffiliated third party who vacated the residence during the fourth quarter of our fiscal year 2007. We paid $600,000 for this property, $450,000 of which we borrowed from an unaffiliated third party first mortgagee. The mortgage amount bears interest at the rate of ten (10%) percent per annum, is amortized over thirty (30) years with equal monthly payments of principal and interest, each in the amount of $3,949, with the entire principal balance and all accrued interest due in April 2017.

         During the third quarter of our fiscal year 2007, we sold the real property located at 732 - 734 N.E. 125th Street, North Miami, Florida (Store #27) and our rights under the liquor license for that location to the sublessee, an unaffiliated third party for $780,000. We purchased this real property during the first quarter of our fiscal year 2007 for a purchase price of $250,000 and realized a gain of $393,000 from the sale.


Item 3. Legal Proceedings.
--------------------------

         From time to time, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from "slip and fall" accidents, claims under federal and state laws governing access to public accommodations, employment-related claims and claims from guests alleging illness, injury or other food quality, health or operational concerns. To date, none of this litigation, some of which is covered by insurance, has had a material effect on us.

         We own the building where our corporate offices are located. On April 16, 2001, we filed suit against the owner of the adjacent shopping center to determine our right to non-exclusive parking in the shopping center. During the second quarter of our fiscal year 2007, the appellate court affirmed the granting of a summary judgment in favor of the shopping center. During the third quarter of our fiscal year 2007, the appellate court, upon re-hearing, again affirmed the granting of a summary judgment in favor of the shopping center. The seller from whom we purchased the real estate was named as a defendant in the lawsuit and is currently asserting a claim against us for reimbursement of its attorneys' fees and costs resulting from the litigation.

      During the first quarter of our fiscal year 2007, we and the limited partnership which owns the restaurant in Pinecrest, Florida filed suit against the limited partnership's landlord. We are the sole general partner and a 39% limited partner in this limited partnership. We are seeking to recover the cost of structural repairs to the business premises we paid, as we believe these structural repairs were the landlord's responsibility under the lease. The lawsuit, in addition to attempting to recover the amounts expended by us for structural repairs is also attempting to recover the rent paid by the limited partnership while the repairs were occurring. The claim also includes a request by the limited partnership for the court to determine if the limited partnership has the exclusive right to the use of the pylon sign in front of the business premises. The landlord filed its answer to the complaint denying liability for structural repairs to the business premises, denying any obligation to reimburse the limited partnership for any rent paid while structural repairs occurred and denying the limited partnership's right to use the pylon sign. The lawsuit is in the discovery stage.


Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         None.

                                     PART II
                                     -------

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
--------------------------------------------------------------------------------

         Our common stock is traded on the American Stock Exchange under the symbol "BDL". As of the close of business on December 26, 2007, there were approximately 351 holders of record of our common stock. The following table sets forth the high and low sales price of a share of our common stock for each quarter in our fiscal years 2007 and 2006 as reported by the American Stock
Exchange:

                                    Fiscal 2007     Fiscal 2006
                                    -----------     -----------
                                    High    Low     High    Low
                                    ----    ---     ----    ---

First quarter                       11.75   8.91    10.55   9.38
Second quarter                      12.30  10.28    10.40   9.09
Third quarter                       12.00  10.17    11.29   9.45
Fourth quarter                      11.30   8.65    12.30   7.86

         On December 9, 2004, we declared a cash dividend of 32 cents per share payable on January 28, 2005 to shareholders of record on January 14, 2005.

         On January 13, 2006, we declared a cash dividend of 35 cents per share payable on February 15, 2006 to shareholders of record on January 31, 2006.

         We have recently determined that we must retain any earnings for the development and operation of our business and accordingly, we do not intend to pay any cash dividends in the foreseeable future.


         Information regarding our equity compensation plan(s) is set forth under page F-27 of this report.


Item 6. Selected Financial Data.

         The following table sets forth selected historical financial data as of and for our fiscal years 2007, 2006, 2005, 2004 and 2003 that has been derived from, and is qualified by reference to, our audited consolidated financial statements. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes thereto included elsewhere in this report.

(In thousands - except EPS)
---------------------------
-------------------------------------------------------------------------
              2007         2006         2005         2004         2003
-------------------------------------------------------------------------
                            Statement of Operations Data
-------------------------------------------------------------------------
Revenue      $61,101      $55,014      $49,032      $45,933      $40,253

-------------------------------------------------------------------------

Income from Operations

             $ 2,100      $ 1,638      $ 2,045      $ 1,273      $ 2,024

-------------------------------------------------------------------------

Net income   $ 1,267      $ 1,250      $ 1,107      $   440      $   888
-------------------------------------------------------------------------
Earnings per $  0.67      $  0.66      $  0.58      $  0.23      $  0.46
 share (basic)
-------------------------------------------------------------------------
                               Balance Sheet Data
-------------------------------------------------------------------------
-------------------------------------------------------------------------
Total assets $30,337      $27,398      $21,099      $19,774      $18,733
-------------------------------------------------------------------------
Long term liabilities
             $ 6,080      $ 5,181      $ 1,557      $ 1,217      $ 1,314
-------------------------------------------------------------------------
Net working capital
             $ 1,755      $ 1,396      $ 2,137      $ 2,131      $ 2,093
-------------------------------------------------------------------------
Stockholders' equity
             $12,084      $10,792      $10,273      $10,101      $10,351
-------------------------------------------------------------------------
Dividends declared
             $     0      $   658      $   609      $   581      $   520
-------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

         Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the captions Risk Factors. In addition, the following discussion and analysis should be read in conjunction with the 2007 Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included elsewhere in this report.


Overview
---------

Financial Information Concerning Industry Segments
--------------------------------------------------

         Our business is conducted principally in two segments: the restaurant segment and the package liquor store segment. Financial information broken into these two principal industry segments for the three fiscal years ended

September 29, 2007, September 30, 2006 and October 1, 2005 is set forth in the consolidated financial statements which are attached hereto.

General
-------

         At September 29, 2007, we (i) operate 21 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional six units, consisting of two restaurants, (one of which we operate) and four combination restaurants/package liquor stores.

         Franchised Units. In exchange for our providing management and related services to our franchisees and granting them the right to use our service marks "Flanigan's Seafood Bar and Grill" and "Big Daddy's Liquors", our franchisees (five of which are franchised to members of the family of our Chairman of the Board, officers and/or directors), are required to (i) pay to us a royalty equal to 1% of gross package liquor sales and 3% of gross restaurant sales; and (ii) make advertising expenditures equal to between 1.5% to 3% of all gross sales based upon our actual advertising costs allocated between stores, prorata, based upon gross sales.

         Affiliated Limited Partnership Owned Units. We manage and control the operations of the nine restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is managed and controlled by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated with our results of operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method.


Results of Operations
---------------------

REVENUES (in thousands):
-----------------------------------------------------------------------------
                      Fifty Two         Fifty Two             Fifty Two
                     Weeks Ended       Weeks Ended           Weeks Ended
                    Sept. 29, 2007    Sept. 30, 2006        Oct. 1, 2005
Sales
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Restaurant, food    $38,047   63.8%  $32,847   61.4%      $29,219   61.3%
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Restaurant, bar       8,764   14.7%    7,610   14.2%        6,610   13.9%
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Package goods        12,784   21.5%   13,046   24.4%       11,810   24.8%
-----------------------------------------------------------------------------

Total Sales         59,595   100.0%   53,503  100.0%       47,639  100.0%
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Franchise revenues   1,134             1,114                  984
-----------------------------------------------------------------------------


-----------------------------------------------------------------------------
Owner's fee            203               224                  261
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Other operating
  income               169               173                  148
-----------------------------------------------------------------------------


-----------------------------------------------------------------------------
Total Revenues     $61,101           $55,014              $49,032
-----------------------------------------------------------------------------


Comparison of Fiscal Years Ended September 29, 2007 and September 30, 2006
--------------------------------------------------------------------------

         Revenues. Total revenue for our fiscal year 2007 increased by $6,087,000 or 11.1% to $61,101,000 from $55,014,000 for fiscal year 2006.
Approximately $5,820,000 or 95.6% of this increase resulted from sales from two restaurant locations (the Pinecrest, Florida limited partnership owned restaurant ($4,802,000) and the Company owned Lake Worth, Florida restaurant ($1,018,000)). The Pinecrest, Florida restaurant opened for business on August 14, 2006 and the Lake Worth, Florida restaurant opened for business as a Company owned restaurant on March 4, 2007. Prior to March 4, 2007, the Lake Worth, Florida restaurant was franchised by the Company and owned by an unaffiliated third party. To a lesser extent, increased revenue is attributable to increased menu prices.

         Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants totaled $38,047,000 for our fiscal year 2007 as compared to $32,847,000 for our fiscal year 2006. The increase in restaurant food sales is due to sales from the Pinecrest, Florida and Lake Worth, Florida restaurants. Comparable weekly restaurant food sales (for restaurants open for all of our fiscal year 2007 and our fiscal year 2006, which consists of six restaurants owned by us and six restaurants owned by affiliated limited partnerships) was $638,000 and $620,000 for our fiscal year 2007 and our fiscal year 2006, respectively, an increase of 2.9%. Comparable weekly restaurant food sales for Company owned restaurants only was $297,000 and $281,000 for our fiscal year 2007 and our fiscal year 2006, respectively, an increase of 5.7%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $341,000 and $339,000 for our fiscal year 2007 and our fiscal year 2006, respectively, an increase of 0.59%. We anticipate that restaurant food sales will continue to increase through our fiscal year 2008 due to, among other things, the opening of the Pembroke Pines, Florida restaurant, (owned by an affiliated limited partnership), during the first quarter of our fiscal year 2008 and the anticipated opening of the Davie, Florida restaurant, (owned by an affiliated limited partnership), during the third quarter of our fiscal year 2008.

         Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $8,764,000 for our fiscal year 2007 as compared to $7,610,000 for our fiscal year 2006. The increase in restaurant bar sales is due to sales from the Pinecrest, Florida and Lake Worth, Florida restaurants, as well as promotions introduced during our fiscal year 2005, which continue to increase restaurant bar sales. Comparable restaurant bar sales (for restaurants open for all of our fiscal year 2007 and our fiscal year 2006, which consists of six restaurants owned by us and six restaurants owned by affiliated limited partnerships) was $151,000 and $144,000 for our fiscal year 2007 and our fiscal year 2006, respectively, an increase of 4.9%. Comparable weekly restaurant bar sales for Company owned restaurants only was $66,000 and $62,000 for our fiscal year 2007 and our fiscal year 2006, respectively, an increase of 6.5%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $85,000 and $82,000 for our fiscal year 2007 and our fiscal year 2006, respectively, an increase of 3.7%. We anticipate that restaurant bar sales will continue to increase through our fiscal year 2008 due to, among other things, the opening of the Pembroke Pines, Florida restaurant, (owned by an affiliated limited partnership), during the first quarter of our fiscal year 2008 and the anticipated opening of the Davie, Florida restaurant, (owned by an affiliated limited partnership) during the third quarter of our fiscal year 2008.

         Package Liquor Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $12,784,000 for our fiscal year 2007 as compared to $13,046,000 for our fiscal year 2006. The weekly average of same store package liquor store sales, which now includes all nine (9) Company owned package liquor stores, was $246,000 for our fiscal year 2007 as compared to $251,000 for our fiscal year 2006, a decrease of 2.0%. The decrease was primarily due to increased competition and package liquor store sales are expected to decline through our fiscal year 2008. Increased competition has had a greater adverse impact upon package liquor store sales during holidays when customers routinely make larger volume purchases, which historically have been more likely to occur during the first and second quarters of our fiscal year.

         Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for our fiscal year 2007 increased $5,625,000 or 10.5% to $59,001,000 from $53,376,000 for our fiscal year 2006. The increase was primarily due to expenses related to the opening of the Pinecrest, Florida and Lake Worth, Florida restaurants and to a lesser extent a general increase in food costs. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2008 due to, among other things, the opening of the Pembroke Pines, Florida restaurant during the first quarter of our fiscal year 2008 and the expected opening of the Davie, Florida restaurant during the third quarter of our fiscal year 2008. Operating costs and expenses decreased slightly as a percentage of total sales to approximately 96.6% in our fiscal year 2007 from 97.0% in our fiscal year 2006. This decrease as a percentage of sales was primarily due to increased sales, including menu price increases.

         Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

         Restaurant Food and Bar Sales. Gross profit for food and bar sales for our fiscal year 2007 increased to $30,653,000 from $26,505,000 for our fiscal year 2006. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 65.5% for our fiscal year 2007 and our fiscal year 2006. The gross profit for restaurant and bar sales for fiscal year 2007 remained substantially equal to that of our fiscal year 2006 because overall increases in food costs were offset by a decrease in the cost of ribs and menu price increases during our fiscal year 2007.

         Package Liquor Store Sales. Gross profit for package liquor store sales for our fiscal year 2007 decreased to $3,584,000 from $3,734,000 for our fiscal year 2006. Our gross profit margin (calculated as gross profit reflected as a percentage of package liquor store sales) for package liquor store sales was 28.0% for our fiscal year 2007 and 28.6% for our fiscal year 2006. We anticipate the gross profit margin for package liquor store sales to remain constant through our fiscal year 2008.

         Payroll and Related Costs. Payroll and related costs for our fiscal year 2007 increased $1,231,000 or 7.7% to $17,293,000 from $16,062,000 for our fiscal year 2006. This increase is attributable to the operation of the Pinecrest, Florida and Lake Worth, Florida restaurants. We anticipate that our payroll and related costs will continue to increase through our fiscal year 2008 due to, among other things, the opening of the Pembroke Pines, Florida restaurant during the first quarter of our fiscal year 2008 and the expected opening of the Davie, Florida restaurant during the third quarter of our fiscal year 2008. Payroll and related costs as a percentage of total sales was 28.3% in our fiscal year 2007 and 29.2% of total sales in our fiscal year 2006.

         Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for our fiscal year 2007 increased $533,000 or 16.0% to $3,867,000 from $3,334,000 for our fiscal year 2006. This increase is due to, (i) three additional restaurant locations for a part of fiscal year 2007, (Pembroke Pines, Florida - $125,000; Davie, Florida - $138,000; and Lake Worth, Florida - $48,000) = $311,000; and (ii) increases in real property taxes and common area maintenance, which generally includes a pro-rata share of property insurance for units located within shopping centers. We anticipate that our occupancy costs will continue to increase through our fiscal year 2008 due to rental payments for the three additional restaurant locations, (Pembroke Pines, Florida, Davie, Florida and Lake Worth, Florida).

         Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for our fiscal year 2007 increased $1,767,000 or 16.5% to $12,483,000 from $10,716,000 for our fiscal year 2006. Selling, general and administrative expenses increased as a percentage of total sales in our fiscal year 2007 to approximately 20.4% as compared to 19.5% in our fiscal year 2006. This increase is attributable to the operation of the Pinecrest, Florida and Lake Worth, Florida restaurants and an overall increase in expenses, including but not limited to property and windstorm insurance coverage and utilities. We anticipate that our selling, general and administrative expenses will continue to increase through our fiscal year 2008 due to, among other things, the opening of the Pembroke Pines, Florida restaurant during the first quarter of our fiscal year 2008 and the expected opening of the Davie, Florida restaurant during the third quarter of our fiscal year 2008.

         Depreciation. Depreciation for our fiscal year 2007 increased $255,000 or 15.1% to $1,949,000 from $1,694,000 for our fiscal year 2006. The increase in depreciation expense was due primarily to the increase in capital expenditures resulting from the refurbishing of two Company owned restaurants. As a percentage of total sales, depreciation expense was relatively consistent over both periods, representing 3.2% of revenue for our fiscal year 2007 and 3.1% of revenue for our fiscal year 2006.

         Other Income and Expense. Other income and expenses was an expense of $35,000 for our fiscal year 2007 as compared to income of $674,000 for our fiscal year 2006. Other income and expense for fiscal year 2007 includes a gain of $393,000 from the sale of real property and an interest expense of $508,000, as compared to an interest expense of $206,000 for our fiscal year 2006. The increase in interest expense is primarily due to the interest paid on our line of credit and mortgage used to purchase the Hallandale property. Other income and expense for our fiscal year 2006 includes insurance recovery, net of casualty loss, of $666,000.

         Interest Expense. Interest expense for our fiscal year 2007 increased $302,000 to $508,000 from $206,000 for our fiscal year 2006. This increase was attributable to additional expenses incurred in connection with mortgages acquired to purchase real property in Hallandale, Florida and additional borrowings under our line of credit.

         Net Income. Net income for our fiscal year 2007 increased $17,000 or 1.4% to $1,267,000 from $1,250,000 for our fiscal year 2006. As a percentage of sales, net income for our fiscal year 2007 is 2.1%, as compared to 2.3% in our fiscal year 2006. The decrease in net income as a percentage of sales (-0.2%) is primarily due to higher food costs and overall expenses, including electric, gas and real property taxes, property and windstorm insurance coverage and interest expense due to our line of credit. Our net income during our fiscal year 2007 includes a gain of $393,000 from the sale of real property. Without giving effect to the sale of the real property, we would have generated net income of $1,007,000 for our fiscal year 2007. Our net income during our fiscal year 2006 includes a gain of $554,000 relating to replacement cost insurance proceeds in excess of net book value of assets destroyed. Without giving effect to the replacement cost insurance proceeds in excess of net book value of assets destroyed, we would have generated net income of $876,000 for our fiscal year 2006. Our net income was affected during our fiscal year 2007 by higher food costs and overall expenses, including electric, gas and real property taxes, property and windstorm insurance coverage and interest expense due to the mortgage on our Hallandale property and our line of credit.

Comparison of Fiscal Years Ended September 30, 2006 and October 1, 2005
-----------------------------------------------------------------------

         Revenues.   Total  revenue  for  our  fiscal  year  2006  increased  by
$5,982,000 or 12.2% to $55,014,000  from  $49,032,000  for our fiscal year 2005.
Approximately $4,152,000 or 69.4% of this increase resulted from sales from two restaurant locations (the Pinecrest, Florida limited partnership owned restaurant opening during the fourth quarter of our fiscal year 2006 ($728,000) and the Wellington, Florida limited partnership owned restaurant being open for our entire fiscal year 2006 ($3,424,000)), increases in same store sales and to a lesser extent, increased menu prices. The Pinecrest, Florida restaurant opened for business on August 14, 2006.

         Restaurant Food Sales. Restaurant revenue generated from the sale of food totaled $32,847,000 for our fiscal year 2006 as compared to $29,219,000 for our fiscal year 2005. The increase in restaurant food sales is due to sales from the Pinecrest, Florida and Wellington, Florida restaurants. Comparable weekly restaurant food sales (for restaurants open for all of fiscal year 2006 and fiscal year 2005, which consists of six restaurants owned by us and five restaurants owned by affiliated limited partnerships) was $502,000 and $476,000 for our fiscal year 2006 and our fiscal year 2005, respectively, an increase of 5.5%. Comparable weekly restaurant food sales for Company owned restaurants only was $281,000 and $268,000 for our fiscal year 2006 and our fiscal year 2005, respectively, an increase of 4.9%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $221,000 and $208,000 for our fiscal year 2006 and our fiscal year 2005, respectively, an increase of 6.3%. The weekly average of same store restaurant food sales increased for our fiscal year 2006 as compared to our fiscal year 2005 due to increased volume and menu price increases.

         Restaurant Bar Sales. Revenue generated from the sale of alcoholic beverages at restaurants totaled $7,610,000 for our fiscal year 2006 as compared to $6,610,000 for our fiscal year 2005. The increase in restaurant bar sales is due to sales from the Pinecrest, Florida and Wellington, Florida restaurants. Comparable restaurant bar sales (for restaurants open for all of our fiscal year 2006 and our fiscal year 2005, which consists of six restaurants owned by us and five restaurants owned by affiliated limited partnerships) was $114,000 and $106,000 for our fiscal year 2006 and our fiscal year 2005, respectively, an increase of 7.5%. Comparable weekly restaurant bar sales for Company owned restaurants only was $62,000 and $57,000 for our fiscal year 2006 and our fiscal year 2005, respectively, an increase of 8.8%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $52,000 and $49,000 for our fiscal year 2006 and our fiscal year 2005, respectively, an increase of 6.1%. During our fiscal year 2006, we continued offering promotions at the bars only, during limited hours, which promotions began during our fiscal year 2005. With this promotion, the increase in the weekly average of same store restaurant bar sales is expected to continue, but management is careful to preserve and continue promoting our perception as a family restaurant.

         Package Liquor Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $13,046,000 for our fiscal year 2006 as compared to $11,810,000 for our fiscal year 2005. The weekly average of same store package liquor store sales was $223,000 for our fiscal year 2006 as compared to $192,000 for our fiscal year 2005, an increase of 16.1%. The increase was primarily due to increased volume.

         Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for our fiscal year 2006 increased $6,389,000 or 13.6% to $53,376,000 from $46,987,000 for our fiscal year 2005. The increase was primarily due to expenses related to the opening of the Pinecrest, Florida restaurant during the fourth quarter of our fiscal year 2006, the Wellington, Florida restaurant being open for our entire fiscal year, increased payroll and related costs, as well as a general increase in overall expenses. Operating costs and expenses increased as a percentage of total sales to approximately 97.0% in our fiscal year 2006 from 95.8% in our fiscal year 2005. This increase as a percentage of sales was primarily due to higher food costs and overall expenses.

         Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

         Restaurant Food and Bar Sales. Gross profit for food and bar sales for our fiscal year 2006 increased to $26,505,000 from $23,327,000 for our fiscal year 2005. Our gross profit margin (calculated as gross profit reflected as a percentage of sales), for restaurant food and bar sales increased to 65.5% for our fiscal year 2006 compared to 65.1% for our fiscal year 2005. We offset increased costs during our fiscal year 2006 with menu price increases, which resulted in an increased gross profit margin for restaurant food and bar sales when compared to our fiscal year 2005. Notwithstanding the increased gross profit margin for restaurant food and bar sales during our fiscal year 2006, during the fourth quarter of our fiscal year 2006 the gross profit margin for restaurant food and bar sales was 64.1%, as compared to 66.0% for the fourth quarter of our fiscal year 2005. The decline of 1.9% in gross profit margin contributed to an operating loss of $135,000 for the fourth quarter of our fiscal year 2006. Due to the decline in gross profit margin for restaurant food and bar sales during the fourth quarter of our fiscal year 2006 and the expectation that costs will continue increasing during our fiscal year 2007, we instituted menu price increases during the first quarter of our fiscal year 2007 to restore and maintain our gross profit margin for restaurant food and bar sales.

         Package Store Sales. Gross profit for package store sales for our fiscal year 2006 increased to $3,734,000 from $3,374,000 for our fiscal year 2005. Our gross profit margin (calculated as gross profit reflected as a percentage of sales) for package store sales was 28.6% for our fiscal year 2006 and our fiscal year 2005.

         Payroll and Related Costs. Payroll and related costs for our fiscal year 2006 increased $2,426,000 or 17.8% to $16,062,000 from $13,636,000 for our fiscal year 2005. This increase is attributable to the opening of the new restaurant in Pinecrest, Florida during the fourth quarter of our fiscal 2006, the impact of the Florida minimum wage which went into effect during the third quarter of our fiscal year 2005 and further impacted by its first annual cost of living increase effective January 1, 2006 and the restaurant in Wellington, Florida being open for our entire fiscal year. Payroll and related costs as a percentage of total sales was 29.2% in our fiscal year 2006 and 27.8% of total sales in our fiscal year 2005.

         Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for our fiscal year 2006 increased $358,000 or 12.0% to $3,334,000 from $2,976,000 for our fiscal year 2005. This increase is due to, (i) rental payments at the Wellington, Florida restaurant for our entire fiscal year; (ii) the amortization of the leasehold purchase for the Pinecrest, Florida location ($22,000); and (iii) increases in real property taxes and common area maintenance, which generally includes a pro-rata share of property insurance for units located within shopping centers.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for our fiscal year 2006 increased $1,279,000 or 13.6% to $10,716,000 from $9,437,000 for our fiscal year 2005. Selling, general and administrative expenses increased as a percentage of total sales in our fiscal year 2006 to approximately 19.5% as compared to 19.2% in our fiscal year 2005. This increase is attributable to the Pinecrest, Florida restaurant during the fourth quarter of our fiscal year 2006, the operation of the Wellington, Florida restaurant for our entire fiscal year 2006 and an overall increase in expenses, including but not limited to property and windstorm insurance coverage and utilities.

         Depreciation. Depreciation for our fiscal year 2006 increased $274,000 or 19.3% to $1,694,000 from $1,420,000 for our fiscal year 2005. The increase in depreciation expense was due primarily to the increase in capital expenditures resulting from the refurbishing of two Company owned restaurants. As a percentage of revenue, depreciation expense was relatively consistent over both periods, representing 3.1% of revenue for our fiscal year 2006 and 2.9% of revenue for our fiscal year 2005.

         Other Income and Expense. Other income and expenses was income of $674,000 for our fiscal year 2006 and $8,000 for our fiscal year 2005. Other income and expense for our fiscal year 2006 includes insurance recovery, net of casualty loss, of $666,000 which includes the deletion of the net book value of property and equipment as a result of Hurricane Wilma ($64,000), repair of damage ($138,000) and food waste ($61,000), caused by Hurricane Wilma, offset by insurance recoveries of $929,000, ($979,000 less a $50,000 deductible), from our insurance carrier.

         Interest Expense. Interest expense for our fiscal year 2006 increased $90,000 to $206,000 from $116,000 for our fiscal year 2005. This increase was attributable to additional expenses incurred in connection with borrowings under our line of credit.

         Net Income. Net income for our fiscal year 2006 increased $143,000 or 12.9% to $1,250,000 from $1,107,000 for our fiscal year 2005. As a percentage of sales, net income for both our fiscal year 2006 and our fiscal year 2005 is 2.3%. Our net income during our fiscal year 2006 includes a gain of $554,000 relating to replacement cost insurance proceeds in excess of net book value of assets destroyed. Without giving effect to the replacement cost insurance proceeds in excess of net book value of assets destroyed, we would have generated net income of $876,000 for our fiscal year 2006. Net income as a percentage of sales remained constant because increased sales, including menu price increases, were offset by higher food costs and overall expenses, including electric, gas and real property taxes, property and windstorm insurance coverage and interest expense due to our line of credit.


New Limited Partnership Restaurants
-----------------------------------

         The limited partnership owned restaurant located in Pembroke Pines, Florida opened for business subsequent to the end of our fiscal year 2007 (October 29, 2007) and we anticipate that the limited partnership owned restaurant located in Davie, Florida will open for business during the third quarter of our fiscal year 2008. As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During our fiscal year 2007, we recognized non-cash pre-opening rent in the approximate amount of $18,000 and recognized cash pre-opening rent in the approximate amount of $119,000 for the recently opened Pembroke Pines, Florida restaurant. During our fiscal year 2007, we also paid and expensed pre-opening rent in the approximate amount of $104,000 for the currently unopened Davie, Florida restaurant, which is the full rent provided in the lease. During our fiscal year 2006, we paid and expensed pre-opening rent for the Pinecrest, Florida restaurant, in the approximate amount of $153,000, which was the full rent provided in the lease. During our fiscal year 2005, we recognized non-cash pre-opening rent, in the approximate amount of $136,000 and recognized cash pre-opening rent in the approximate amount of $18,000 for the Wellington, Florida restaurant. We are recognizing rent expense on a straight line basis over the term of the lease.

         Through our fiscal year 2008, income from operations will be adversely affected by pre-opening costs, including but not limited to pre-opening rent, to be incurred for the Pembroke Pines, Florida and Davie, Florida restaurants. Management believes that the Company's current cash availability from its line of credit and expected cash from operations will be sufficient to fund operations and capital expenditures for at least the next twelve months.

         During our fiscal year 2007, the limited partnership restaurants in Pembroke Pines, Florida and Davie, Florida reported losses of $341,000 and $174,000, respectively, primarily due to pre-opening costs, thus contributing to a reduction in the operating income for our fiscal year 2007. During our fiscal year 2006, the limited partnership restaurant in Pinecrest, Florida reported a loss of $337,000 primarily due to pre-opening costs, thus contributing to a reduction in the operating income for our fiscal year 2006. During our fiscal year 2005, the limited partnership restaurant in Wellington, Florida reported a loss of $416,000 primarily due to pre-opening costs, thus contributing to a reduction in the operating income for our fiscal year 2005.

Trends
------

         During the next twelve months, we expect continued increases in restaurant sales due primarily to the restaurants in Lake Worth, Florida and Pembroke Pines, Florida being open for the entire twelve month period and the anticipated opening of the new restaurant in Davie, Florida. Same store restaurant food and bar sales are expected to decline over the next twelve month period, with decreases primarily in restaurants in Palm Beach County, Florida and to a lesser extent in Broward County, Florida, offset partially by increases in same store restaurant food and bar sales in Miami-Dade County, Florida, due to our strong name recognition in that county. Package liquor store sales are expected to decrease due primarily to increased competition. Management also expects higher food costs and overall expenses to increase. In December, 2006, we raised menu prices to offset the higher food costs and overall expenses. In December 2007, we again raised menu prices to offset higher food costs and overall expenses and will continue to do so whenever necessary and wherever competitively possible.

         We continue to search for new locations to open restaurants and thereby expand our business, using our limited partnership ownership model.

         We are not actively searching for locations for the operation of new package liquor stores, but if an appropriate location for a package liquor store becomes available, we will consider it.

Liquidity and Capital Resources
-------------------------------

Cash Flows
----------

-----------------------------------------------------------------------------
                                              Fiscal Years
-----------------------------------------------------------------------------
                                 2007              2006               2005
----------------------------------------------------------------------------
                                             (in thousands)
-----------------------------------------------------------------------------
Net cash provided by
operating activities            $2,138            $2,080             $2,664
-----------------------------------------------------------------------------
Net cash used in
investing activities            (2,761)           (3,594)            (2,054)
-----------------------------------------------------------------------------
Net cash provided by (used in)
financing activities             1,148               538               (872)
-----------------------------------------------------------------------------
Net increase (decrease)
in cash and equivalents            525              (976)              (262)
-----------------------------------------------------------------------------

Cash and equivalents,
beginning of year                1,698             2,674              2,936

-----------------------------------------------------------------------------
Cash and equivalents,
end of year                     $2,223            $1,698             $2,674
-----------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

         We fund our operations through cash from operations and borrowings from our line of credit. As of September 29, 2007, we had cash of approximately $2,223,000, an increase of $525,000 from our cash balance of $1,698,000 as of September 30, 2006 and a decrease of $451,000 from our cash balance of October 1, 2005. The increase in cash as of September 29, 2007 was due primarily to our sale for cash of real property resulting in $763,000 of net proceeds to us and our receipt of approximately $300,000 as reimbursement of expenses we advanced to the limited partnership which owns the recently opened restaurant in Pembroke Pines, Florida.


Capital Expenditures
--------------------

         In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and secondarily to fund capitalized property improvement for our existing restaurants. We acquired property and equipment of $4,886,000 (of which $700,000 was financed) during our fiscal year 2007, which included $1,402,500 for the purchase of real property and $615,000 for renovations to three (3) existing Company owned restaurants, as compared to $7,721,000, (of which $3,350,000 was financed), during our fiscal year 2006, which included $531,000 as a direct result of damages caused by Hurricane Wilma and $601,000 for the acquisition of a subsidiary, and $2,397,000, (of which $302,000 was financed), during our fiscal year 2005. The additions to fixed assets during our fiscal year 2007 included most of the renovations to the business premises of the Pembroke Pines, Florida restaurant and the purchase of leasehold interests of our Lake Worth, Florida , Pembroke Pines, Florida and Davie, Florida restaurants. The additions to fixed assets during our fiscal year 2006 included most of the renovations to the business premises of the Pinecrest, Florida restaurant and the purchase of a subsidiary for $3,862,500, while the additions to fixed assets during our fiscal year 2005 included most of the renovations to the business premises of the Wellington, Florida restaurant and the purchase of a vehicle for $302,000.

         In addition, during our fiscal year 2007, we purchased leasehold interests for the Pembroke Pines, Florida ($305,000), Davie, Florida ($650,000) and Lake Worth, Florida ($45,000) locations, the cost of which is being amortized as additional rent over the life of the lease. The purchase of the leasehold interest for the Lake Worth, Florida location occurred as a part of the purchase of the franchise restaurant.

         All of our owned units require periodic refurbishing in order to remain competitive. The cost of this refurbishment in our fiscal year 2007 was $684,000. We anticipate the cost of this refurbishment in our fiscal year 2008 will be approximately $375,000, which funds will be provided from operations. In addition, we also anticipate that during our fiscal year 2008, the limited partnership which owns the Davie, Florida restaurant will require approximately $3,225,000 in capital expenditures to complete its renovations and preparation for opening as a "Flanigan's Seafood Bar and Grill" restaurant. The funds were raised through a private offering which commenced during the fourth quarter of our fiscal year 2007 and was completed subsequent to the end of our fiscal year 2007, raising the sum of $3,875,000, of which $1,850,000 represents our investment in the same. We did not advance any funds to this limited partnership in excess of our investment in the same.

Contractual Cash Obligations
----------------------------

                           Less Than     1-5      After
                    Total    1 Year     Years    5 Years
                   -------   -------   -------   -------

Long-term debt     $ 6,080   $   196   $ 1,676   $ 4,208
Operating leases    16,225     2,501     8,389     5,335
Rib Contract         3,200     3,200        --        --
                   -------   -------   -------   -------

Total              $25,505   $ 5,897   $10,065   $ 9,543
                   =======   =======   =======   =======

The table also does not include any lease guarantees for franchisees.


Purchase Commitments
--------------------

         In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants, effective November 20, 2007, we entered into a purchase agreement with our rib supplier, whereby we agreed to purchase approximately $3,200,000 of baby back ribs during calendar year 2008 from this vendor at a fixed cost. While we anticipate purchasing all of our rib supply from this vendor, we believe there are several other alternative vendors available, if needed.


Purchase of Company Common Stock
--------------------------------

         Pursuant to a discretionary plan approved by our Board of Directors, during our fiscal year 2007 we purchased 3,332 shares of our common stock for an aggregate purchase price of $36,000. Of the shares purchased, 2,500 shares were purchased from August Bucci, our Chief Operating Officer and Director, in an off the market private transaction, at an aggregate purchase price of $28,000, which reflected an actual per share purchase price which was less than the closing per share market price on the date of purchase. During our fiscal year 2006, we purchased 14,350 shares of our common stock for an aggregate purchase price of $139,000. Of the shares purchased, 7,500 shares were purchased from Mr. Bucci in an off the market private transaction, at an aggregate purchase price of $77,000, which reflected an actual per share purchase price which was less than the closing per share market price on the date of each purchase.


Long Term Debt
--------------

         As of the end of our fiscal year 2007, we had long term debt, (including our line of credit), of $6,080,000, as compared to $5,181,000 and $1,557,000 as of the end of our fiscal year 2006 and our fiscal year 2005, respectively. The net increase in long term debt as of the end of our fiscal year 2007 is attributed to the following:

         (i) our April 2007 borrowing in exchange for a mortgage note in the principal amount of $450,000 from an unaffiliated third party lender in connection with our purchase of the real property located adjacent to the parking lot of our combination restaurant and package liquor store located at 4 North Federal Highway, Hallandale, Florida. Our repayment obligations under this mortgage note are secured by a first mortgage on the real property purchased. The mortgage note bears interest at the rate of ten (10%) percent per annum, is amortized over thirty (30) years with equal monthly payments of principal and interest, each in the amount of $3,949, with the entire principal balance and all accrued interest due in ten (10) years;

         (ii) our December 2006 borrowing of $250,000 as an advance on the mortgage note procured by us to purchase the membership interest of the limited liability company which owns the real property and ground lease at our combination restaurant and package liquor store located at 4 N. Federal Highway, Hallandale, Florida (Store #31). The mortgage bears interest at the rate of seven and one-half (7 1/2%) percent per annum, is amortized over twenty (20) years with equal monthly payments of principal and interest, each in the amount of $28,600, with the entire principal balance and all accrued interest due on its original maturity date in seven (7) years; and

         (iii) our December 2006 borrowing in the principal amount of $1.0 million, in exchange for a mortgage note we delivered in connection with our re-financing an existing mortgage note encumbering the real property upon which our corporate offices are located. The mortgage bears interest at the rate of 7.25% per annum, is amortized over twenty (20) years with equal monthly payments of principal and interest, each in the amount of $8,000, with the entire principal balance and all accrued interest due in seven (7) years. We incurred a pre-payment expense of $17,000 when we re-financed.

         As of the end of our fiscal year 2007, the amount outstanding under our line of credit from an unaffiliated financial institution was $962,000. During our fiscal year 2007, we increased our line of credit from $2,000,000 to $2,650,000. The outstanding balance on our line of credit bears interest at prime rate, with monthly payments of interest only and the unpaid principal balance and all accrued interest due in full on December 26, 2008. We granted our lender a second mortgage on our corporate offices as additional collateral, (in addition to a security interest in substantially all of our assets which continue to be collateral to secure our repayment obligations under our credit line), for the increase in the line of credit ($650,000).

         We repaid long term debt, including auto loans and mortgages in the amount of $213,000, $489,000 and $309,000 in our fiscal years 2007, 2006 and
2005 respectively.

         We also repaid our line of credit in the amount of $1,000,000 and $-0-in our fiscal years 2006 and 2005 respectively. Subsequent to the end of our fiscal year 2007, we borrowed $600,000 on our line of credit to pay the balance of the purchase price for our limited partnership units in the limited partnership which owns the Davie, Florida location.


Working capital
---------------

         The table below summarizes our current assets, current liabilities and working capital for our fiscal years 2007, 2006 and 2005:

                            Sept. 29        Sept. 30       Oct. 1
(in thousands)                2007            2006           2005

Current assets               $6,322          $6,315         $6,091

Current liabilities           4,567           4,919          3,954

Working capital               1,755           1,396          2,137

         Working capital as of September 29, 2007 increased by $359,000 or 25.7% from working capital as of September 30, 2006 and decreased by $382,000 or 17.9% from working capital as of October 1, 2005. Our working capital improved during our fiscal year 2007 when the limited partnership which owns the Pembroke Pines, Florida restaurant completed its private offering, raising the sum of $2,350,000. The funds from the private offering were used to reimburse us $300,000 for advances we made to the limited partnership for pre-opening expenses in excess of out investment in the same, to complete the renovations to the business premises for operation of a "Flanigan's Seafood Bar and Grill" restaurant and provide working capital. In addition, during our fiscal year 2007, we sold the real property located at 732 - 734 N.E. 125th Street, North Miami, Florida for $780,000, which further improved our working capital. On the other hand, our working capital during our fiscal year 2007 was adversely affected by advances made by us to the limited partnership owning the Davie, Florida location, ($1,085,000), all of which ultimately became a part of our investment in the same subsequent to the end of our fiscal year 2007.

         Working capital as of September 30, 2006, which was supplemented by a draw of $762,000 against our line of credit, was adversely affected by the purchase of the management agreement to operate the restaurant in Deerfield Beach, Florida ($500,000); investment in the limited partnership which owns the restaurant in Pinecrest, Florida ($1,295,000); and the purchase of the membership interest of the limited liability company which owns the real property and ground lease to a small portion of property of our combination restaurant and package liquor store located at 4 N. Federal Highway, Hallandale, Florida. During our fiscal year 2006, the limited partnership which owns the Pinecrest, Florida restaurant completed its private offering, raising the sum of $3,300,000. The funds from the private offering were used to reimburse us for advances made to the limited partnership in excess of our investment in the same, ($1,506,000), to complete the renovations to the business premises for operation of a "Flanigan's Seafood Bar and Grill" restaurant and provide working capital.

         Working capital as of October 1, 2005 was adversely affected by our investment in the limited partnership which owns the restaurant in Wellington, Florida. During our fiscal year 2005, the limited partnership completed its private offering, raising the sum of $1,850,000. The funds from the private offering were used to complete the renovations to the business premises for operation of a "Flanigan's Seafood Bar and Grill" restaurant and provide working capital.

         We believe that positive cash flow from operations will adequately fund operations and debt reductions, but not all of the planned capital expenditures in our fiscal year 2008, which will have to be supplemented through future advances on our line of credit. We also anticipate that during our fiscal year 2008, working capital will be affected by our investment in the limited partnership which owns the restaurant in Davie, Florida and payment of the balance for the purchase of a new point of sale system for our package liquor stores (approximately $310,000), once we execute a contract for the same.


Off-Balance Sheet Arrangements
------------------------------

         We had no off-balance sheet arrangements as of the end of our fiscal year 2007, our fiscal year 2006 or our fiscal year 2005.


Critical Accounting Policies
----------------------------

         Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements located in Item 8 of this Annual Report on Form 10-K. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. We believe that the following critical accounting policies are subject to estimates and judgments used in the preparation of our consolidated financial statements:


Estimated Useful Lives of Property and Equipment
------------------------------------------------

         The estimate of useful lives for property and equipment are significant estimates. Expenditures for leasehold improvements and equipment when a restaurant is first constructed are material. In addition, periodic refurbishing takes place and those expenditures can be material. We estimate the useful life of those assets by considering, among other things, expected use, life of the lease on the building and warranty period, if applicable. The assets are then depreciated using a straight line method over those estimated lives. These estimated lives are reviewed periodically and adjusted if necessary. Any necessary adjustment to depreciation expense is made in the income statement of the period in which the adjustment is determined to be necessary.


Consolidation of Limited Partnerships
-------------------------------------

         As of September 29, 2007, we operate seven (7) restaurants as general partner of the limited partnerships that own the operations of these restaurants, excluding the Pembroke Pines, Florida and Davie, Florida limited partnership restaurants. Additionally, we expect that any expansion which takes place in opening new restaurants will also result in us operating the restaurants as general partner. In addition to the general partnership interest we also purchase limited partnership units ranging from 12% to 42% of the total units outstanding. As a result of these controlling interests, we consolidate the operations of these limited partnerships with ours despite the fact that we do not own in excess of 50% of the equity interests. All intercompany transactions are eliminated in consolidation. The minority interests in the earnings of these limited partnerships are removed from net income and are not included in the calculation of earnings per share.


Income Taxes
------------

         Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss and tip credit carryforwards to the extent that realization of said benefits is more likely than not. For discussion regarding our carryforwards refer to Note 8 of the consolidated financial statements for our fiscal year 2007.


Other Matters
-------------

Impact of Inflation
--------------------

         The primary inflationary factors affecting our operations are food, beverage and labor costs. A large number of restaurant personnel are paid at rates based upon applicable minimum wage and increases in minimum wage directly affect labor costs. During the past three of our fiscal years, inflation has not had a material impact on our operating results. To the extent permitted by competition, we recover increased costs by increasing prices.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

         We do not ordinarily hold market risk sensitive instruments for trading purposes. As of September 29, 2007 and September 30, 2006, we held no equity securities. During the fourth quarter of our fiscal year 2006, we sold the one equity security which we held as of October 1, 2005, realizing a gain of $78,000.


Interest Rate Risk
------------------

         At September 29, 2007, borrowings under our line of credit bear interest at a variable annual rate equal to the prime rate of interest. Increases in interest rates may have a material affect upon results of operations, depending upon the outstanding principal balance on our line of credit from time to time.

         At September 29, 2007, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates

         There is no assurance that interest rates will increase or decrease over our next fiscal year.


Item 8. Financial Statements and Supplementary Data.
---------------------------------------------------

         Our Financial Statements and supplementary data are on pages F-1 through F-31.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.
--------------------------------------------------------------------------------

         None.


Item 9A. Controls and Procedures.
---------------------------------

(a)      Evaluation of Disclosure Controls and Procedures

         Our Chief Executive Officer and Chief Financial Officer have, with the participation of management evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-15(e) or 15d-15(e)) as of September 29, 2007. It is the conclusion of our Chief Executive Officer and Chief Financial Officer that such disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective in ensuring that material information is accumulated and communicated to management and made known to the Chief Executive Officer and Chief Financial Officer particularly during the period in which this report was prepared, as appropriate, to allow timely decisions regarding timely disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, is subject to limitations, including the exercise of our judgment in evaluating the same. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors.

(b)      Change in Internal Control over Financial Reporting

         During our fiscal year 2007, we continued to assess the effectiveness of our "internal controls over financial reporting" on an account by account basis as a part of our on-going accounting and financial reporting review process. The assessments were made by management, under the supervision of our Chief Financial Officer, and reported to the Audit Committee of the Board of Directors.

         During our fiscal year 2007, management significantly expanded procedures to remediate one material weakness in our internal control over financial reporting which existed as of September 30, 2006, namely the accounting for officers' bonuses, specifically with respect to the posting of interim payments against officers' bonuses which directly relate to accruals of the same. The expanded procedures include the following:

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

         With the exception of the changes to the accounting of officers' bonuses discussed above, we made no changes in our internal control over financial reporting during our fiscal year 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Notwithstanding, the effectiveness of our system of internal control over financial reporting is subject to limitations, including the exercise of our judgment in evaluating the same. As a result, there can be no assurance that our internal control over financial reporting will prevent all errors.



Item 9B.  Other Information.
----------------------------

         None.


                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.
----------------------------------------------------------------

         The information required by Item 10 is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 27, 2008.


Item 11. Executive Compensation.
--------------------------------

         The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 27, 2008.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
--------------------------------------------------------------------------------

         The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 27, 2008.

Item  13.  Certain   Relationships   and  Related   Transactions   and  Director
Independence.
--------------------------------------------------------------------------------

         The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 27, 2008.


Item 14.  Principal Accountant Fees and Services.
-------------------------------------------------

         The information required by Item 14 is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 27, 2008.


                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.
----------------------------------------------------

(a)(1)   Financial Statements

         See Item 8, "Financial Statements and Supplementary Data" for Financial Statements included with this Annual Report on Form 10-K.


(a)(2)   Financial Statement Schedules

         The following financial statement schedules are filed as a part of this report:

         1.       Financial Statements:

                  - Report of Independent Registered Public Accounting Firm

                  - Consolidated Balance Sheets as of September 29, 2007 and September 30, 2006

                  - Consolidated Statements of Income for the years ended September 29, 2007, September 30, 2006 and October 1, 2005

                  - Consolidated Statements of Stockholders' Equity for the years ended September 29, 2007, September 30, 2006 and October 1, 2005

                  - Condolidated Statements of Cash Flows for the years ended September 29, 2007, September 30, 2006 and October 1, 2005

                  - Notes to Consolidated Financial Statements

         2.       Financial Statements Schedule:

                  - Schedule II - Valuation and Qualifying Accounts

         All other schedules have been omitted because the required information is not applicable or the information is included in the consolidated financial statements or the Notes thereto.

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

(10)(y) Limited Partnership Agreement of CIC Investors #80, Ltd., dated May 2001, between Flanigan's Enterprises, Inc. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc., as limited partner owning twenty five percent of the limited partnership. (Item 14(a) (10)(y) of Form 10-KSB dated September 29, 2001 is incorporated herein by reference.)

(10)(z) Limited Partnership Agreement of CIC Investors #95, Ltd., dated July 2001, between Flanigan's Enterprises, Inc., as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning twenty eight percent of the limited partnership.(Item 14 (a) (10)(z) of Form 10-KSB dated September 29, 2001 is incorporated herein by reference.)

(10)(aa) Limited Partnership Agreement of CIC Investors #75, Ltd., dated June 17, 2003, between Flanigan's Enterprises, Inc., as General Partner, and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning twelve percent of the limited partnership. (Item 14(a)(10)(aa) of Form 10-K dated September 27, 2003 is incorporated herein by reference.)

(10)(bb) Limited Partnership Agreement of CIC Investors #65, Ltd., dated June 24, 2004, between Flanigan's Enterprises, Inc., as General Partner, and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning twenty six percent of the limited partnership. (Item 14(a)(10)(bb) of Form 10-K dated October 2, 2004 is incorporated herein by reference.)

(10)(cc) Amended and Restated Limited Partnership Certificate and Agreement of CIC Investors #13, Ltd., dated March 1, 2006, between Flanigan's Enterprises, Inc., as General Partner, Flanigan's Management services, Inc. and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning thirty nine percent of the limited partnership. (Item 14(a)(10)(cc) of Form 10-K dated September 30, 2006 is incorporated herein by reference.)

(10)(dd) Limited Partnership Agreement of CIC Investors #50, Ltd., dated October 17, 2006, between Flanigan's Enterprises, Inc., as General Partner, Flanigan's Management Services, Inc. and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning sixteen percent of the limited partnership.

(10)(ee) Limited Partnership Agreement of CIC Investors #55, Ltd., dated December 12, 2006, between Flanigan's Enterprises, Inc., as General Partner, Flanigan's Management Services, Inc. and numerous limited partners, including

Flanigan's Enterprises, Inc. as limited partner owning forty eight percent of the limited partnership.

(13) Registrant's Form 10-K constitutes the Annual Report to Shareholders for the fiscal year ended September 29, 2007.

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

                            Flanigan's Enterprises, Inc.
                            Registrant

                            By: /s/ JAMES G. FLANIGAN II
                                ------------------------
                                JAMES G. FLANIGAN II
                                Chief Executive Officer
                                Date: 12/28/07


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

/s/ JAMES G. FLANIGAN II      Chairman of the Board,        Date: 12/28/07
----------------------        Chief Executor Officer,
James G. Flanigan II            and Director


/s/ JEFFREY D. KASTNER        Chief Financial Officer       Date: 12/28/07
----------------------        Secretary and Director
Jeffrey D. Kastner


/s/ MICHAEL ROBERTS           Director                      Date: 12/28/07
----------------------
MICHAEL ROBERTS

/s/ GERMAINE M. BELL          Director                      Date: 12/28/07
----------------------
Germaine M. Bell


/s/ BARBARA J. KRONK          Director                      Date: 12/28/07
----------------------
Barbara J. Kronk


/s/ AUGIE BUCCI               Chief Operating Officer       Date: 12/28/07
----------------------        and Director
Augie Bucci


/s/ MICHAEL B. FLANIGAN       Director                      Date: 12/28/07
----------------------
Michael B. Flanigan

/s/ PATRICK J. FLANIGAN       Director                      Date: 12/28/07
-----------------------
Patrick J. Flanigan


/s/ CHRISTOPHER O'NEIL        Director                      Date: 12/28/07
-----------------------
Christopher O'Neil

================================================================================







                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

           SEPTEMBER 29, 2007, SEPTEMBER 30, 2006 AND OCTOBER 1, 2005






================================================================================

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------




                                                                       PAGE
                                                                       ----



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                F-1


CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheets                                                      F-2

   Statements of Income                                                F-3

   Statements of Stockholders' Equity                                  F-4

   Statements of Cash Flows                                            F-5

   Notes to Financial Statements                                    F-7 - F-32

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Board of Directors and Stockholders
Flanigan's Enterprises, Inc.
Fort Lauderdale, Florida


We have audited the accompanying consolidated balance sheets of Flanigan's Enterprises, Inc. and Subsidiaries as of September 29, 2007 and September 30, 2006 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended September 29, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flanigan's Enterprises, Inc. and Subsidiaries as of September 29, 2007 and September 30, 2006, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended September 29, 2007 in conformity with accounting principles generally accepted in the United States.


                            RACHLIN COHEN & HOLTZ LLP


Fort Lauderdale, Florida
December 27, 2007

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 29, 2007 AND SEPTEMBER 30, 2006

                              ASSETS                                    2007            2006
                              ------                                    ----            ----
Current Assets:
    Cash and cash equivalents                                      $  2,223,000    $  1,698,000
    Notes and mortgages receivable, current maturities                   14,000          12,000
    Due from franchisees                                                735,000         569,000
    Other receivables                                                   137,000         821,000
    Inventories                                                       2,165,000       2,215,000
    Prepaid expenses                                                    840,000         813,000
    Deferred tax assets                                                 208,000         187,000
                                                                   ------------    ------------
      Total current assets                                            6,322,000       6,315,000
                                                                   ------------    ------------

Property and Equipment, Net                                          19,410,000      17,967,000
                                                                   ------------    ------------

Investment in Limited Partnership                                       142,000         153,000
                                                                   ------------    ------------

Other Assets:
    Liquor licenses, net                                                347,000         347,000
    Notes and mortgages receivable                                       44,000         103,000
    Deferred tax assets                                                 492,000         397,000
    Leasehold purchase                                                2,085,000       1,291,000
    Other                                                             1,495,000         825,000
                                                                   ------------    ------------
         Total other assets                                           4,463,000       2,963,000
                                                                   ------------    ------------
         Total assets                                              $ 30,337,000    $ 27,398,000
                                                                   ============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Current Liabilities:
    Accounts payable and accrued expenses                          $  3,666,000    $  4,096,000
    Income taxes payable                                                331,000         264,000
    Due to franchisees                                                  312,000         268,000
    Current portion of long-term debt                                   196,000         223,000
    Deferred revenues                                                    45,000          54,000
    Deferred rent                                                        17,000          14,000
                                                                   ------------    ------------
         Total current liabilities                                    4,567,000       4,919,000
                                                                   ------------    ------------

Long-Term Debt, Net of Current Maturities                             4,922,000       4,196,000
                                                                   ------------    ------------

Line of Credit                                                          962,000         762,000
                                                                   ------------    ------------

Deferred Rent, Net of Current Portion                                   232,000         223,000
                                                                   ------------    ------------

Minority Interest in Equity of Consolidated Limited Partnerships      7,570,000       6,506,000
                                                                   ------------    ------------

Commitments, Contingencies and Subsequent Events

Stockholders' Equity:
    Common stock, $.10 par value; 5,000,000 shares authorized;
      4,197,642 shares issued for the years ended 2007 and 2006         420,000         420,000
    Capital in excess of par value                                    6,240,000       6,203,000
    Retained earnings                                                11,331,000      10,064,000
    Treasury stock, at cost, 2,306,909 and 2,313,087 shares          (5,907,000)     (5,895,000)
                                                                   ------------    ------------
         Total stockholders' equity                                  12,084,000      10,792,000
                                                                   ------------    ------------
         Total liabilities and stockholders' equity                $ 30,337,000    $ 27,398,000
                                                                   ============    ============

                See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

     YEARS ENDED SEPTEMBER 29, 2007, SEPTEMBER 30, 2006 AND OCTOBER 1, 2005

                                                                 2007            2006            2005
                                                                 ----            ----            ----
Revenues:
    Restaurant food sales                                    $ 38,047,000    $ 32,847,000    $ 29,219,000
    Restaurant beverage sales                                   8,764,000       7,610,000       6,610,000
    Package store sales                                        12,784,000      13,046,000      11,810,000
    Franchise-related revenues                                  1,134,000       1,114,000         984,000
    Owner's fee                                                   203,000         224,000         261,000
    Other operating income                                        169,000         173,000         148,000
                                                             ------------    ------------    ------------
                                                               61,101,000      55,014,000      49,032,000
                                                             ------------    ------------    ------------
Costs and Expenses:
    Cost of merchandise sold:
      Restaurants and lounges                                  16,158,000      13,952,000      12,502,000
      Package goods                                             9,200,000       9,312,000       8,436,000
    Payroll and related costs                                  17,293,000      16,062,000      13,636,000
    Occupancy costs                                             3,867,000       3,334,000       2,976,000
    Selling, general and administrative expenses               12,483,000      10,716,000       9,437,000
                                                             ------------    ------------    ------------
                                                               59,001,000      53,376,000      46,987,000
                                                             ------------    ------------    ------------

Income from Operations                                          2,100,000       1,638,000       2,045,000
                                                             ------------    ------------    ------------

Other Income (Expense):
    Interest expense                                             (508,000)       (206,000)       (116,000)
    Interest and other income                                      79,000         183,000         106,000
    Limited partnership income                                      1,000          31,000          18,000
    Insurance recovery, net of casualty loss                           --         666,000              --
    Gain on sale of property and equipment                        393,000              --              --
                                                             ------------    ------------    ------------
                                                                  (35,000)        674,000           8,000
                                                             ------------    ------------    ------------

Income Before Provision for Income Taxes and
    Minority Interest in Earnings of Consolidated
    Limited Partnerships                                        2,065,000       2,312,000       2,053,000
                                                             ------------    ------------    ------------

Provision for Income Taxes:
    Current                                                       814,000         870,000         525,000
    Deferred                                                     (116,000)       (120,000)         18,000
                                                             ------------    ------------    ------------
                                                                  698,000         750,000         543,000
                                                             ------------    ------------    ------------

    Minority Interest in Earnings of Consolidated
    Limited Partnerships                                         (100,000)       (312,000)       (403,000)
                                                             ------------    ------------    ------------


Net Income                                                   $  1,267,000    $  1,250,000    $  1,107,000
                                                             ============    ============    ============

Net Income Per Common Share:
    Basic                                                    $       0.67    $       0.66    $       0.58
                                                             ============    ============    ============
    Diluted                                                  $       0.66    $       0.65    $       0.58
                                                             ============    ============    ============

Weighted Average Shares and Equivalent Shares Outstanding:
    Basic                                                       1,889,000       1,884,000       1,895,000
                                                             ============    ============    ============
    Diluted                                                     1,910,000       1,909,000       1,923,000
                                                             ============    ============    ============

                See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

     YEARS ENDED SEPTEMBER 29, 2007, SEPTEMBER 30, 2006 AND OCTOBER 1, 2005


                                      Common Stock                               Accumulated     Treasury Stock
                                      ------------      Capital in                 Other         --------------
                                                        Excess of     Retained Comprehensive
                                   Shares     Amount    Par Value     Earnings     Income      Shares       Amount         Total
                                 ---------  ---------  -----------  -----------   --------   ----------   -----------   -----------
Balance, October 2, 2004         4,197,642  $ 420,000  $ 6,147,000  $ 8,974,000   $ 25,000    2,280,817   $(5,465,000)  $10,101,000

Year Ended October 1, 2005:
   Comprehensive income:
      Net income                        --         --           --    1,107,000         --           --            --     1,107,000
      Net unrealized gain
       on securities                    --         --           --           --     25,000           --            --        25,000
                                 ---------  ---------  -----------  -----------   --------   ----------   -----------   -----------
                                        --         --           --    1,107,000     25,000           --            --     1,132,000

   Purchase of treasury stock           --         --           --           --         --       42,720      (353,000)     (353,000)
   Exchange of shares -
    exercise of stock options           --         --        1,000           --         --         (490)        1,000         2,000
   Dividends paid ($0.32 per
    share)                              --         --           --     (609,000)        --           --            --      (609,000)
                                 ---------  ---------  -----------  -----------   --------   ----------   -----------   -----------

Balance, October 1, 2005         4,197,642    420,000    6,148,000    9,472,000     50,000    2,323,047    (5,817,000)   10,273,000

Year ended September 30, 2006:
   Comprehensive income:
      Net income                        --         --           --    1,250,000         --           --            --     1,250,000
      Net unrealized gain on
       securities                       --         --           --           --    (50,000)          --            --       (50,000)
                                 ---------  ---------  -----------  -----------   --------   ----------   -----------   -----------
                                        --         --           --    1,250,000    (50,000)          --            --     1,200,000

   Purchase of treasury stock           --         --           --           --         --       14,350      (139,000)     (139,000)
   Exchange of shares - exercise
    of stock options                    --         --       55,000           --         --      (24,310)       61,000       116,000
   Dividends paid ($0.35 per
    share)                              --         --           --     (658,000)        --           --            --      (658,000)
                                 ---------  ---------  -----------  -----------   --------   ----------   -----------   -----------
Balance, September 30, 2006      4,197,642    420,000    6,203,000   10,064,000         --    2,313,087    (5,895,000)   10,792,000

Year Ended September 29, 2007:
   Net income                           --         --           --    1,267,000         --           --            --     1,267,000
   Purchase of treasury stock           --         --           --           --         --        3,332       (36,000)      (36,000)
   Exchange of shares -
    exercise of stock options           --         --       37,000           --         --       (9,510)       24,000        61,000
                                 ---------  ---------  -----------  -----------   --------   ----------   -----------   -----------
Balance, September 29, 2007      4,197,642  $ 420,000  $ 6,240,000  $11,331,000   $     --    2,306,909   $(5,907,000)  $12,084,000
                                 =========  =========  ===========  ===========   ========   ==========   ===========   ===========

                See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     YEARS ENDED SEPTEMBER 29, 2007, SEPTEMBER 30, 2006 AND OCTOBER 1, 2005

                                                                                2007           2006           2005
                                                                                ----           ----           ----
Cash Flows from Operating Activities:
   Net income                                                               $ 1,267,000    $ 1,250,000    $ 1,107,000
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                          1,949,000      1,694,000      1,420,000
       Amortization of leasehold purchases                                      206,000        145,000        123,000
       Gain on sale of property and equipment                                  (393,000)            --             --
       Loss on abandonment of property and equipment                             94,000         61,000        121,000
       Insurance recovery, net of casualty loss                                      --       (666,000)            --
       Gain on sale of marketable securities                                         --        (78,000)            --
       Deferred income taxes                                                   (116,000)      (120,000)        18,000
       Deferred rent                                                             12,000        (18,000)            --
       Minority interests in earning of consolidated limited partnerships       100,000        312,000        403,000
       Income from unconsolidated limited partnership                            (1,000)       (31,000)       (18,000)
       Recognition of deferred revenues                                          (9,000)        (8,000)        (8,000)
       Changes in operating assets and liabilities:
         (Increase) decrease in:
           Due from franchisees                                                (166,000)      (450,000)      (119,000)
           Other receivables                                                    191,000       (221,000)        82,000
           Inventories                                                           50,000       (225,000)      (340,000)
           Prepaid expenses                                                     (27,000)       (92,000)      (156,000)
           Other assets                                                        (700,000)      (397,000)       (82,000)
         Increase (decrease) in:
           Accounts payable and accrued expenses                               (430,000)     1,180,000         83,000
           Income taxes payable                                                  67,000        (31,000)       304,000
           Due to franchisees                                                    44,000       (225,000)      (274,000)
                                                                            -----------    -----------    -----------
            Net cash provided by operating activities                         2,138,000      2,080,000      2,664,000
                                                                            -----------    -----------    -----------

Cash Flows from Investing Activities:
   Collections on notes and mortgages receivable                                 12,000         17,000         21,000
   Purchase of property and equipment                                        (3,131,000)    (3,710,000)    (2,095,000)
   Acquisition of subsidiary                                                         --       (601,000)            --
   Purchase of leaseholds                                                      (955,000)            --             --
   Purchase of assets of franchised restaurant                                 (100,000)            --             --
   Proceeds from sale of fixed assets                                           908,000             --             --
   Proceeds from sale of marketable securities                                  381,000             --             --
   Distributions from unconsolidated limited parnterships                        12,000             --         20,000
   Proceeds from insurance settlement                                           112,000        700,000             --
                                                                            -----------    -----------    -----------
            Net cash used in investing activities                            (2,761,000)    (3,594,000)    (2,054,000)
                                                                            -----------    -----------    -----------

Cash Flows from Financing Activities:
   Payments of long-term debt                                                (1,001,000)      (489,000)      (309,000)
   Payment of line of credit                                                 (1,000,000)            --             --
   Proceeds from long-term debt                                                 960,000             --        250,000
   Proceeds from line of credit                                               1,200,000        762,000             --
   Dividends paid                                                                    --       (658,000)      (609,000)
   Purchase of treasury stock                                                   (36,000)      (139,000)      (353,000)
   Distributions to limited partnerships' minority partners                  (1,006,000)    (1,054,000)    (1,218,000)
   Proceeds from limited partnership interests                                1,970,000*     2,000,000*     1,365,000*
   Proceeds from exercise of stock options                                       61,000        116,000          2,000
                                                                            -----------    -----------    -----------
            Net cash provided by (used in) financing activities               1,148,000        538,000       (872,000)
                                                                            -----------    -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents                            525,000       (976,000)      (262,000)

Cash and Cash Equivalents, Beginning                                          1,698,000      2,674,000      2,936,000
                                                                            -----------    -----------    -----------

Cash and Cash Equivalents, Ending                                           $ 2,223,000    $ 1,698,000    $ 2,674,000
                                                                            ===========    ===========    ===========

* exclusive of the Company's investment in the limited partnership owning the restaurant in Pembroke Pines, Florida of $380,000 in fiscal year 2007; exclusive of the Company's investment in the limited partnership owning the restaurant in Pinecrest, Florida of $1,295,000 in fiscal year 2006; and exclusive of the Company's investment in the limited partnership owning the restaurant in Wellington, Florida of $485,000 in fiscal year 2005.

                See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     YEARS ENDED SEPTEMBER 29, 2007, SEPTEMBER 30, 2006 AND OCTOBER 1, 2005


                                                                           2007         2006          2005
                                                                           ----         ----          ----
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
     Interest                                                          $   508,000   $   206,000   $   116,000
                                                                       ===========   ===========   ===========
     Income taxes                                                      $   631,000   $   881,000   $   225,000
                                                                       ===========   ===========   ===========

   Non-Cash Financing and Investing Activities:
     Purchase of vehicles in exchange for debt                         $        --   $    70,000   $   302,000
                                                                       ===========   ===========   ===========
     Purchase of Josar Investments, LLC in exchange for debt           $        --   $ 3,280,000   $        --
                                                                       ===========   ===========   ===========
     Sale of marketable securities not settled by September 30, 2006   $        --   $   381,000   $        --
                                                                       ===========   ===========   ===========
     Purchase of real property in exchange for debt                    $   700,000   $        --   $        --
                                                                       ===========   ===========   ===========



                See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           SEPTEMBER 29, 2007, SEPTEMBER 30, 2006 AND OCTOBER 1, 2005


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Capitalization

             The Company was incorporated in 1959 and operates in South Florida as a chain of full-service restaurants and package liquor stores. Restaurant food and beverage sales make up the majority of our total revenue. At September 29, 2007, we (i) operated 21 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional six units, consisting of two restaurants, (one of which we operate) and four combination restaurants/package liquor stores. With the exception of one restaurant we operate but do not have an ownership interest in which operates under the name "The Whale's Rib", all of the restaurants operate under our service mark "Flanigan's Seafood Bar and Grill" and all of the package liquor stores operate under our service mark "Big Daddy's Liquors".

             The Company's Articles of Incorporation, as amended, authorize us to issue and have outstanding at any one time 5,000,000 shares of common stock at a par value of $0.10 per share.

             We operate under a 52-53 week year ending the Saturday closest to September 30. Our fiscal years 2007, 2006 and 2005 are each comprised of a 52-week period.

         Principles of Consolidation

             The consolidated financial statements include the accounts of the Company and our subsidiaries, all of which are wholly owned, and the accounts of the nine limited partnerships in which we act as general partner and have controlling interests. All significant intercompany transactions and balances have been eliminated in consolidation.

         Use of Estimates

             The consolidated financial statements and related disclosures are prepared in conformity with accounting principles generally accepted in the U.S. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. These estimates include assessing the estimated useful lives of tangible assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in our consolidated financial statements in the period they are determined to be necessary. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Cash and Cash Equivalents

             We consider all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

         Inventories

             Our  inventories,   which  consist   primarily  of  package  liquor
             products, are stated at the lower of average cost or market.

         Liquor Licenses

             In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), our liquor licenses are not being amortized, but are tested annually for impairment (see Note 7).

         Property and Equipment

             Our property and equipment are stated at cost. We capitalize expenditures for major improvements and depreciation commences when the assets are placed in service. We record depreciation on a straight-line basis over the estimated useful lives of the respective assets. We charge maintenance and repairs, which do not improve or extend the life of the respective assets, to expense as incurred. When we dispose of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income.

             Our estimated useful lives range from three to five years for vehicles, and three to seven years for furniture and equipment. Leasehold improvements are currently being amortized over the life of the lease up to a maximum of 20 years. The building and building improvements of our corporate offices in Fort Lauderdale, Florida and our combination restaurant and package liquor store in Hallandale, Florida, both of which we own, are being depreciated over forty years.

         Leasehold Purchases

             Our purchase of an existing restaurant location usually includes a lease to the business premises. As a result, a portion of the purchase price is allocated to the leasehold interest, which we refer to as a leasehold purchase. We capitalize the cost of the leasehold purchase and amortization commences upon our assumption of the lease. We amortize leasehold purchases over the term of the lease up to a maximum of 15 years.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Investment in Limited Partnerships

             We use the consolidation method of accounting when we have a controlling interest in other companies and limited partnerships. We use the equity method of accounting when we have an interest between twenty to fifty percent in other companies and limited partnerships, but do not exercise control. Under the equity method, our original investments are recorded at cost and are adjusted for our share of undistributed earnings or losses. All significant intercompany profits are eliminated.

         Concentrations of Credit Risk

             Financial instruments that potentially subject us to concentrations of credit risk are cash and cash equivalents, other receivables and notes and mortgages receivable.

         Cash and Cash Equivalents

             From time to time during the year, we had deposits in financial institutions in excess of the federally insured limits. At September 29, 2007, we had deposits in excess of federally insured limits of approximately $3,246,000. We maintain our cash with high quality financial institutions, which we believe limits these risks.

         Notes and Mortgages Receivable

             Our notes and mortgages receivable arise primarily from the sale of operating assets, including liquor licenses. Generally, those assets serve as collateral for the receivable. We believe that the collateral, coupled with the credit standing of the purchasers, limits these risks.

         Major Supplier

             Throughout our fiscal years 2007, 2006 and 2005, we purchased substantially all of our food products from our major supplier pursuant to a master distribution agreement which entitled us to receive certain purchase discounts, rebates and advertising allowances. We believe that several other alternative vendors are available, if necessary.

         Revenue Recognition

             We record revenues from normal recurring sales upon the sale of food and beverages and the sale of package liquor products. We report our sales net of sales tax. Continuing royalties, which are a percentage of net sales of franchised stores, are accrued as income when earned.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Pre-opening Costs

             Our pre-opening costs are those typically associated with the opening of a new restaurant and generally include payroll costs associated with the "new restaurant openers" (a team of select employees who travel to new restaurants to ensure that our high standards for quality are met), rent and promotional costs. We expense pre-opening costs as incurred. During our fiscal year 2007, the limited partnership restaurants in Pembroke Pines, Florida and Davie, Florida reported losses of $341,000 and $174,000, respectively, primarily due to pre-opening costs. During our fiscal year 2006, the limited partnership restaurant in Pinecrest, Florida reported a loss of $337,000 and during our fiscal year 2005, the limited partnership restaurant in Wellington, Florida reported a loss of $416,000, primarily due to pre-opening costs.

         Advertising Costs

             Our advertising costs are expensed as incurred. Advertising costs incurred during our fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005 were approximately $234,000, $464,000, and $375,000 respectively.

         Fair Value of Financial Instruments

             The respective carrying value of certain of our on-balance-sheet financial instruments approximated their fair value. These instruments include cash and cash equivalents, notes and mortgages receivable, other receivables, accounts payables and accrued expenses. We have assumed fair values to approximate carrying values for those financial instruments, which are short-term in nature or are receivable or payable on demand.

             We estimated the fair value of long-term debt based on current rates offered to us for debt of comparable maturities and similar collateral requirements.

         Income Taxes

             We account for our income taxes using SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         Stock-Based Compensation

             On January 1, 2006, we adopted SFAS No. 123 (revised 2004), "Share-Based Payment," (SFAS No. 123R) to account for stock-based employee compensation. Among other items, SFAS 123R eliminates the use of Accounting Principles Board Opinion ("APB") No. 25,

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Stock-Based Compensation (Continued)

             "Accounting for Stock Issued to Employees," and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for stock-based awards based on the grant date fair value of those awards in their financial statements. We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption. For stock-based awards granted or modified subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, is recognized in the consolidated financial statements over the vesting period. This application requires us to record compensation expense for all awards granted to employees and directors after the adoption date and for the unvested portion of awards that were outstanding at the date of adoption. We had no unvested stock options as of January 1, 2006 and granted no stock options during fiscal year 2007 or in the nine months ended September 30, 2006, so there is no impact of SFAS No. 123R on our consolidated financial statements for our fiscal years 2007 or 2006. In accordance with the modified prospective method, our consolidated financial statements for prior periods have not been restated to reflect and do not include the impact of SFAS No. 123R.

             Had compensation cost for the options been determined based on the fair value at the grant date during fiscal year 2005, consistent with SFAS 123, our net income would have been as follows:

                                                                2005
                                                                ----

               Net income, as reported                     $   1,107,000
               Deduct:  Total stock-based employee
                  compensation expense determined
                  under fair value based method for
                  all awards, net of related tax effects         (88,000)
                                                           -------------

               Pro forma net income                        $   1,019,000
                                                           =============

               Earnings Per Share:
                  Basic:
                     As reported                           $        0.58
                     Pro forma                             $        0.54
                  Diluted:
                     As reported                           $        0.58
                     Pro forma                             $        0.53

         Long-Lived Assets

             We continually evaluate whether events and circumstances have occurred that may warrant revision of the estimated life of our intangible and other long-lived assets or

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Long-Lived Assets (Continued)

             whether the remaining balance of our intangible and other long-lived assets should be evaluated for possible impairment. If and when such factors, events or circumstances indicate that intangible or other long-lived assets should be evaluated for possible impairment, we will determine the fair value of the asset by making an estimate of expected future cash flows over the remaining lives of the respective assets and compare that fair value with the carrying value of the assets in measuring their recoverability. In determining the expected future cash flows, the assets will be grouped at the lowest level for which there are cash flows, at the individual store level.

         Reclassifications

             We have reclassified certain amounts in the prior year consolidated financial statements to conform to the presentation of the 2007 consolidated financial statements.

         Recently Issued Accounting Pronouncements

             In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for the fiscal years beginning after December 15, 2008 and will be adopted by us in the first quarter of our fiscal year 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated results of operations and financial condition.

             In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 (our fiscal year
             2010). We have not yet determined the impact, if any, of SFAS 160 on our consolidated financial statements.

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

             reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of Statement 159 at the beginning of fiscal year 2009 to have a material impact.

             In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related disclosures using both the rollover and the iron curtain approach. SAB 108 applies to annual financial statements for fiscal years ending after November 15, 2006. There was no material impact on our financial condition or results of operation from the adoption of SAB 108 during the fiscal year ended September 29, 2007.

             In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (our fiscal year 2009), although early adoption is permitted. In September 2007, the FASB provided a one-year deferral for the implementation of SFAS 157 only with regard to nonfinancial assets and liabilities. We have not yet determined the impact, if any, of SFAS 157 on our consolidated financial statements.

             In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of Interpretation No. 48 at the beginning of our fiscal year 2008 to have a material impact.

             In March 2006, the FASB Emerging Issues Task Force issued Issue 06-3 "How Sales Taxes Collected From Customers and Remitted to Government Authorities Should Be Presented in

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recently Issued Accounting Pronouncements (Continued)

             the Income Statement" (EITF 06-3). A consensus was reached that a company should disclose its accounting policy (i.e. gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes are reported on a gross basis, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006.

             In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 carries forward without change the guidance contained in Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted this SFAS in the first quarter of our fiscal year 2007. The implementation did not have an effect on the results of our operations or financial position.


NOTE 2.  ACQUISITIONS

             On March 4, 2007, we acquired the assets of a franchised restaurant located in Lake Worth, Florida for $100,000 of total consideration. We have included the assets acquired in our consolidated financial statements as of that date. We allocated the purchase price $55,000 to the value of property and equipment and $45,000 to the value of the leasehold purchased.

             On July 26, 2006, we acquired Josar Investments, LLC (Josar) for $3,876,000 of total consideration. The assets acquired, liabilities assumed and the results of operations have been included in our consolidated financial statements as of that date. The acquisition of Josar included our purchase of 100% of the membership interests of Josar, which became our wholly owned subsidiary. We purchased Josar for the purpose of acquiring the land and building owned by Josar and leased by us for our combination restaurant and package liquor store operation. We fully attributed the purchase price to the fair value of the land and building.

             Contemporaneous to closing on the purchase of Josar, we entered into a mortgage loan on the property acquired together with property owned by us adjacent thereto for $3,280,000. Proceeds from the mortgage loan were used to satisfy a portion of the purchase price, to retire the previous mortgage loan on our adjacent property for $266,000 and to pay certain fees associated with the transaction.

NOTE 3 - DISPOSITIONS

             On April 23, 2007, we sold our real property located at 732-734 N.E. 125th Street, North Miami, Florida and our rights under the liqour license for that location for $780,000. We purchased this real property during the first quarter of our fiscal year 2007 for a purchase price of $250,000 and realized a gain of $393,000 from the sale.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4.  NOTES AND MORTGAGES RECEIVABLE

             Our receivables consist of the following at September 29, 2007 and September 30, 2006:

                                                                                            2007       2006
                                                                                            ----       ----
             Note and mortgage receivable from an unrelated party, bearing interest at the rate of 15% per annum.  Interest only payments were due
             through 2013.  During our fiscal year 2007, this note was paid in full.      $     --   $ 45,000
                                                                                          --------   --------

             Mortgage receivable from related party, bearing interest at 14% and due in
             installments through August, 2011                                              58,000     70,000
                                                                                          --------   --------
                                                                                            58,000    115,000
             Current portion                                                                14,000     12,000
                                                                                          --------   --------
                                                                                          $ 44,000   $103,000
                                                                                          ========   ========

             The remaining note and mortgage receivable represents the amount owed to us for a store operation which was sold. Since we did not receive a significant amount of cash on the sale, a pro rata portion of the gain are deferred and recognized only as payments on the note and mortgage is received by us. We recognized approximately $9,000 of deferred gain on collections of such note receivable during our fiscal year ended September 29, 2007; and approximately $8,000 was recognized during our fiscal years ended September 30, 2006 and October 1, 2005, respectively.

             Future scheduled payments on our receivables at September 29, 2007 consist of the following:

                2008                                              $14,000
                2009                                               16,000
                2010                                               19,000
                2011                                                9,000
                                                                  -------
                                                                  $58,000
                                                                  =======

NOTE 5.  PROPERTY AND EQUIPMENT

                                                                  2007          2006
                                                                  ----          ----
             Furniture and equipment                          $ 7,909,000   $ 8,057,000
             Leasehold improvements                            15,413,000    14,146,000
             Land and land improvements                         5,104,000     4,203,000
             Building and improvements                          2,383,000     2,122,000
             Vehicles                                             670,000       665,000
                                                              -----------   -----------
                                                               31,479,000    29,193,000
             Less accumulated depreciation and amortization    12,069,000    11,226,000
                                                              -----------   -----------
                                                              $19,410,000   $17,967,000
                                                              ===========   ===========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 6.    LEASEHOLD PURCHASES
                                                2007         2006
                                                ----         ----

             Leasehold purchase, at cost     $2,911,000   $1,911,000
             Less accumulated amortization      826,000      620,000
                                             ----------   ----------
                                             $2,085,000   $1,291,000
                                             ==========   ==========


NOTE 7.  INVESTMENTS IN LIMITED PARTNERSHIPS

             We have invested with others, (some of whom are or are affiliated with our officers and directors), in nine limited partnerships which own and operate nine South Florida based restaurants under our service mark "Flanigan's Seafood Bar and Grill". In addition to being a limited partner in these limited partnerships, we are the sole general partner of all of these limited partnerships and manage and control the operations of the restaurants except for the restaurant located in Fort Lauderdale, Florida where we only hold a limited partnership interest.

             Generally, the terms of the limited partnership agreements provide that until the investors' cash investment in a limited partnership (including any cash invested by us) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant, as a return of capital, up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (1/2) to us as a management fee and one-half (1/2) to the investors, (including us), prorata based upon the investors' investment, as a return of capital. Once all of the investors, (including us), have received, in full, amounts equal to their cash invested, an annual management fee becomes payable to us equal to one-half (1/2) of cash available to be distributed, with the other one half (1/2) of available cash distributed to the investors (including us), as a profit distribution, pro-rata based upon the investors' investment.

             As of September 29, 2007, limited partnerships owning three (3) restaurants have returned all cash invested and we receive an annual management fee equal to one-half (1/2) of the cash available for distribution by the limited partnership. In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our "Flanigan's Seafood Bar and Grill" service mark, which use is authorized while we act as general partner only. This 3% fee is "earned" when sales are made by the limited partnerships and is paid weekly, in arrears. We anticipate that we will continue to form limited partnerships to raise funds to own and operate restaurants under our service mark "Flanigan's Seafood Bar and Grill" using the same or substantially similar financial arrangement.

         Surfside, Florida

             We are the sole general partner and a 42% limited partner in this limited partnership which has owned and operated a restaurant in Surfside, Florida under our "Flanigan's Seafood Bar

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7.   INVESTMENTS IN LIMITED PARTNERSHIPS   (Continued)

          Surfside, Florida (Continued)

             and Grill" service mark since March 6, 1998. 34.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2007, this limited partnership has returned to its investors all of their initial cash invested. This entity is consolidated in the accompanying financial statements.

         Kendall, Florida

             We are the sole general partner and a 40% limited partner in this limited partnership which has owned and operated a restaurant in Kendall, Florida under our "Flanigan's Seafood Bar and Grill" service mark since April 4, 2000. 29.5% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2007, this limited partnership has returned to its investors all of their initial cash invested. This entity is consolidated in the accompanying financial statements.

         West Miami, Florida

             We are the sole general partner and a 25% limited partner in this limited partnership which has owned and operated a restaurant in West Miami, Florida under our "Flanigan's Seafood Bar and Grill" service mark since October 11, 2001. 42.4% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2007, this limited partnership has returned to its investors all of their initial cash invested. This entity is consolidated in the accompanying financial statements.

         Weston, Florida

             We are the sole general partner and a 28% limited partner in this limited partnership which has owned and operated a restaurant in Weston, Florida under our "Flanigan's Seafood Bar and Grill" service mark since January 20, 2003. 34.3% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2007, this limited partnership has returned to its investors approximately 64% of their initial cash invested. This entity is consolidated in the accompanying financial statements.

         Stuart, Florida

             We are the sole general partner and a 12% limited partner in this limited partnership which has owned and operated a restaurant in a Howard Johnson's Hotel in Stuart, Florida under our

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7.  INVESTMENTS IN LIMITED PARTNERSHIPS   (Continued)

         Stuart, Florida  (Continued)

             "Flanigan's Seafood Bar and Grill" service mark since January 11, 2004. 31.0% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2007, this limited partnership has returned to its investors approximately 22.5% of their initial cash invested. During our fiscal year 2006, the limited partners of this limited partnership only received three
             (3) quarterly distributions due to the limited cash flow generated by the restaurant.

             During our fiscal year 2007, no distributions were made to limited partners as this limited partnership had a net loss of $98,000 from the operation of the restaurant during the fiscal year before depreciation and amortization and owed the Company $203,000 in advances made to meet operating losses. This entity is consolidated in the accompanying financial statements and therefore the intercompany transactions are eliminated.

         Wellington, Florida

             We are the sole general partner and a 26% limited partner in this limited partnership which has owned and operated a restaurant in Wellington, Florida under our "Flanigan's Seafood Bar and Grill" service mark since May 27, 2005. 25.1% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2007, this limited partnership has returned to its investors approximately 37% of their initial cash invested.

         Pinecrest, Florida

             We are the sole general partner and 39% limited partner in this limited partnership which has owned and operated a restaurant in Pinecrest, Florida under our "Flanigan's Seafood Bar and Grill" service mark since August 14, 2006. 14.9% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2007, this limited partnership has returned to its investors approximately 10% of their initial cash invested. This entity is consolidated in the accompanying financial statements.

         Davie, Florida

             We are the sole general partner and a 48% limited partner of a limited partnership which on January 2, 2007, (when we were the sole general partner and we and a wholly owned subsidiary were the sole limited partners), acquired personal property assets and a leasehold interest in an existing restaurant operation in Davie, Florida for $650,000, which is intended to commence operations as a "Flanigan's Seafood Bar and Grill" restaurant during the third quarter of our fiscal year 2008. 9.5% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7.  INVESTMENTS IN LIMITED PARTNERSHIPS   (Continued)

         Davie, Florida  (Continued)

             We advanced to the limited partnership the entire $650,000 purchase price and have, in addition, advanced to the limited partnership approximately $400,000 for expenses, including amounts for renovations and upgrades at this location. During the fourth quarter of fiscal year 2007, this limited partnership commenced and subsequent to the end of fiscal year 2007, completed its private offering of limited partnership interests, raising gross proceeds of $3,875,000. The amounts we advanced to the limited partnership credited our obligation to pay for our equity investment in the limited partnership at the same price as other investors who acquired limited partnership interests in the limited partnership.

         Pembroke Pines, Florida

             We are the sole general partner and a 16% limited partner in a limited partnership which on October 24, 2006, (when we were the sole general partner and we and a wholly owned subsidiary were the sole limited partners), acquired the assets and a leasehold interest of an existing restaurant operation in Pembroke Pines, Florida for a purchase price of $305,000, which commenced operations on October 29, 2007 as a "Flanigan's Seafood Bar and Grill" restaurant. 17.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.

             During the third quarter of fiscal year 2007, the limited partnership completed its private offering, raising gross proceeds of $2,350,000 to complete the renovations and upgrades at the Pembroke Pines, Florida location. We advanced to the limited partnership the entire $305,000 purchase price and in addition, had advanced to the limited partnership approximately $375,000 for expenses, including amounts for renovation and upgrades at this location. The amounts we advanced to the limited partnership credited our obligation to pay for our equity investment in the limited partnership at the same price as other investors who acquired limited partnership interests in the limited partnership. The excess amounts advanced by us, (approximately $300,000), were reimbursed to us without interest from general working capital of the limited partnership. This entity is consolidated in the accompanying financial statements.

         Fort Lauderdale, Florida

             A corporation, owned by one of our directors, acts as sole general partner of a limited partnership which has owned and operated a restaurant in Fort Lauderdale, Florida under our "Flanigan's Seafood Bar and Grill" service mark since April 1, 1997. We have a 25% limited partnership interest in this limited partnership. 57.6% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. We have a franchise arrangement with this limited partnership. For accounting purposes, we do not consolidate the operations of this

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7.  INVESTMENTS IN LIMITED PARTNERSHIPS   (Continued)

         Fort Lauderdale, Florida  (Continued)

             limited partnership into our operations. This entity is reported using the equity method in the accompanying consolidated financial statements.

             The following is a summary of condensed unaudited financial information pertaining to our limited partnership investment in Fort Lauderdale, Florida:

                                             2007          2006         2005
                                             ----          ----         ----
             Financial Position:
               Current assets            $   49,000   $   68,000   $   47,000
               Non-current assets           615,000      588,000      544,000
               Current liabilities          152,000       88,000      134,000
               Non-current liabilities       58,000       71,000       81,000

             Operating Results:
               Revenues                   2,286,000    2,171,000    2,111,000
               Gross profit               1,507,000    1,426,000    1,378,000
               Net income                     5,000      122,000       72,000

NOTE 8.  LIQUOR LICENSES

             Liquor licenses are tested for impairment in September of each of our fiscal years. The fair value of liquor licenses at September 29, 2007, exceeded the carrying amount; therefore, we recognized no impairment loss. The fair value of the liquor licenses was evaluated by comparing the carrying value to recent sales for similar liquor licenses in the County issued. At September 29, 2007 and September 30, 2006, the total carrying amount of our liquor licenses was approximately $347,000. We acquired no liquor licenses in fiscal year 2007 which required capitalization.

NOTE 9.  INCOME TAXES

             The components of our provision for income taxes for our fiscal years 2007, 2006 and 2005 are as follows:

                             2007         2006         2005
                             ----         ----         ----
             Current:
                Federal   $ 664,000    $ 703,000    $ 407,000
                State       150,000      167,000      118,000
                          ---------    ---------    ---------
                            814,000      870,000      525,000
                          ---------    ---------    ---------
             Deferred:
                Federal     (99,000)     (94,000)      21,000
                State       (17,000)     (26,000)      (3,000)
                          ---------    ---------    ---------
                           (116,000)    (120,000)      18,000
                          ---------    ---------    ---------
                          $ 698,000    $ 750,000    $ 543,000
                          =========    =========    =========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9.   INCOME TAXES   (Continued)

             A reconciliation of income tax computed at the statutory federal rate to income tax expense is as follows:

                                                                2007         2006         2005
                                                                ----         ----         ----
             Tax provision at the statutory rate of 34%      $ 749,000    $ 795,000    $ 561,000
             State income taxes, net of federal income tax      88,000       93,000       76,000
             Tax benefit of tip credit generated              (141,000)    (127,000)    (118,000)
             Tax benefit of employee retention credit               --      (14,000)          --
             Other                                               2,000        3,000       24,000
                                                             ---------    ---------    ---------
                                                             $ 698,000    $ 750,000    $ 543,000
                                                             =========    =========    =========

             At  October  1,  2005,  we  had  alternative   minimum  tax  credit
             carryforwards   available  of  approximately  $61,000,  which  were
             utilized in our fiscal year ending September 30, 2006.

             We have deferred tax assets which arise primarily due to depreciation recorded at different rates for tax and book purposes offset by cost basis differences in depreciable assets due to the deferral of the recognition of insurance recoveries on casualty losses for tax purposes, investments in limited partnerships, accruals for potential uninsured claims and bonuses accrued for book purposes but not paid within two and a half months for tax purposes, and the capitalization of certain inventory costs for tax purposes not recognized for financial reporting purposes.

             The components of our deferred tax assets at September 29, 2007 and September 30, 2006 were as follows:

                                                                   2007       2006
                                                                   ----       ----
             Current:
                Reversal of aged payables                        $ 27,000   $ 27,000
                Capitalized inventory costs                        22,000     22,000
                Accrued bonuses                                   135,000    132,000
                Accruals for potential uninsured claims            24,000      6,000
                                                                 --------   --------
                                                                 $208,000   $187,000
                                                                 ========   ========
             Long-Term:
                Book/tax differences in property and equipment   $321,000   $233,000
                Limited partnership investments                   171,000    164,000
                                                                 --------   --------
                                                                 $492,000   $397,000
                                                                 ========   ========

       Internal Revenue Service Audit of Company's Corporate Income Tax Return for the Fiscal Year Ending October 1, 2005

             During the first quarter of fiscal year 2007, the corporate income tax return for our fiscal year ending October 1, 2005 was audited by the Internal Revenue Service. We agreed that the sum of $107,000 was due as additional corporate income tax for our fiscal year ending October 1,

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9.  INCOME TAXES   (Continued)

             2005. The effects of the settlement of the audit were considered in the computation of tax amounts for our fiscal year ended September 30, 2006.


NOTE 10. DEBT

         Long-Term Debt

                                                                                      2007         2006
                                                                                      ----         ----
             Mortgage payable to bank, secured by land and building, bearing interest at 7.5%; payable in monthly installments of principal and
             interest of $28,600, maturing in August 2013.                         $3,446,000   $3,274,000

             Mortgage payable to bank, secured by first mortgage on a building, bearing interest at 7.5%; payable in monthly installments of principal and interest of approximately $8,000, maturing in
             December 2013.                                                           985,000           --

             Mortgage payable, secured by land and building, bearing interest at
             10.0%; payable in monthly installments of principal and interest of
             $3,949, maturing in April, 2017.                                         449,000           --

             Note payable to finance company, secured by vehicle, bearing interest at 9.25%, payable in monthly installments of principal and interest of approximately  $4,500 through maturity in July 2010, at
             which time the unpaid principal of $45,000 becomes due.                  161,000      196,000

             Mortgage payable to bank; secured by first mortgage on a building;
             payable $2,248 per month, plus interest through maturity in August,
             2008. We prepaid this mortgage during the first quarter of fiscal year 2007, with the re-financing of the building.
                                                                                           --      788,000

             Other                                                                     77,000      161,000
                                                                                   ----------   ----------
                                                                                    5,118,000    4,419,000
             Less current portion                                                     196,000      223,000
                                                                                   ----------   ----------
                                                                                   $4,922,000   $4,196,000
                                                                                   ----------   ----------

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 10. DEBT    (Continued)

         Long-Term Debt   (Continued)

             Long-term debt at September 29, 2007 matures as follows:

             2008                                                    $  196,000
             2009                                                       180,000
             2010                                                       228,000
             2011                                                       150,000
             2012                                                       155,000
             Thereafter                                               4,209,000
                                                                     ----------
                                                                     $5,118,000
                                                                     ==========


Line of Credit

             As of the end of our fiscal year 2007, we have a $2,650,000 line of credit, which has a variable interest rate at prime, (7.75% at September 29, 2007), and is payable in monthly installments of interest only on the outstanding principal balance, with a maturity in the first quarter of our fiscal year 2009. The original agreement provides for a security interest in substantially all of our assets. We granted our lender a second mortgage on our corporate offices as additional collateral for the increase in the line of credit in the first quarter of our fiscal year 2007. As of September 29, 2007, our line of credit had a principal balance of $962,000 as compared to $762,000 as of September 30, 2006. Subsequent to the end of our fiscal year 2007, we drew additional funds on our line of credit, in the amount of $600,000, raising the total outstanding balance to $1,562,000.


NOTE 11. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

         Legal Matters

             We are a party to various claims, legal actions and complaints arising in the ordinary course of our business. It is our opinion that all such matters are without merit or involve such amounts that an unfavorable disposition would not have a material adverse effect on our financial position or results of operations.

         Leases

             We lease a substantial portion of the land and buildings used in our operations under leases with initial terms expiring between 2008 and 2049. Renewal options are available on many of our leases. Most of our leases are fixed rent agreements. For two Company-owned restaurant/package liquor store combination units, lease rentals are subject to sales overrides ranging from 1.75% to 4% of annual sales in excess of established amounts. For four limited partnership restaurants, lease rentals are subject to sales overrides ranging from 2% to 5% of annual sales in excess of the base rent paid. We recognize rent lease expense on a straight

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS   (Continued)

         Leases   (Continued)

             line basis over the term of the lease. Certain of our leases are subject to fair market rental appraisals at the time of renewal. We have the option to purchase the real property which we lease for the operation of our Fort Lauderdale, Florida restaurant.

             We have a ground lease for an out parcel in Hollywood, Florida where we constructed a building on the out parcel, one-half (1/2) of which is used by us for the operation of a package liquor store and the other one-half (1/2) of which is subleased by us as retail space. Rent for the retail space commenced January 1, 2005, and we generated $46,000, $45,000 and $31,000 of revenue from this source during our fiscal years ending September 29, 2007, September 30, 2006 and October 1, 2005, respectively. Future minimum sublease payments under the non-cancelable sublease is $412,000, including Florida sales tax (currently 6%).

             Future  minimum  lease  payments,   including   Florida  sales  tax
             (currently 6% to 7%) under our non-cancelable operating leases as of September 29, 2007 are as follows:

              2008                                            $ 2,501,000
              2009                                              2,327,000
              2010                                              2,130,000
              2011                                              1,650,000
              2012                                              1,188,000
              Thereafter                                        6,429,000
                                                              -----------
                 Total                                        $16,225,000
                                                              ===========

             Total rent expense for all of our operating leases was approximately $2,625,000, $2,355,000 and $2,158,000 in our fiscal years 2007, 2006 and 2005, respectively, and is included in "Occupancy costs" in our accompanying consolidated statements of income. This total rent expense is comprised of the following:

                                             2007         2006         2005
                                             ----         ----         ----

             Minimum Base Rent            $2,259,000   $2,079,000   $1,903,000
             Contingent Percentage Rent      366,000      276,000      255,000
                                          ----------   ----------   ----------
             Total                        $2,625,000   $2,355,000   $2,158,000
                                          ==========   ==========   ==========

             We guarantee various leases for franchisees and stores sold in prior years. Remaining rental payments required under these leases total approximately $3,004,000. Our guarantees increased substantially during fiscal year 2007 due to the exercise of five year renewal options by one franchisee and the lessee of one store sold in prior years.

         Purchase Commitments

             Effective December 1, 2007, we entered into a purchase agreement with our rib supplier. The terms of the agreement stipulate that we will purchase approximately $3,200,000 of baby back ribs during the 2008 calendar year at a fixed cost. We contract for the purchase of baby back ribs on an annual basis to fix the cost and ensure adequate supply for the calendar year. We

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS   (Continued)

         Purchase Commitments   (Continued)

             purchase all of our rib supply from this vendor, but we believe that several other alternative vendors are available, if necessary.

         Franchise Program

             At September 29, 2007, we were the franchisor of six units under franchise agreements. At September 30, 2006 and October 1, 2005, we were the franchisor of seven units under franchise agreements. On March 4, 2007, we acquired the assets of the franchised restaurant in Lake Worth, Florida. Of the six franchised stores, four are combination restaurant/package liquor stores and two are restaurants. Four franchised stores are owned and operated by related parties. Under the franchise agreements, we provide guidance, advice and management assistance to the franchisees. In addition and for an additional annual fee of approximately $25,000, we also act as fiscal agent for the franchisees whereby we collect all revenues and pay all expenses and distributions. We also, from time to time, advance funds on behalf of the franchisees for the cost of renovations. The resulting amounts receivable from and payable to these franchisees are reflected in the accompanying consolidated balance sheet as either an asset or a liability. We also agree to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. The franchise agreements provide for royalties to us of approximately 3% of gross restaurant sales and 1% of gross package liquor sales. We are not currently offering or accepting new franchises.

         Employment Agreement/Bonuses

             As of September 29, 2007, September 30, 2006 and October 1, 2005, we had no employment agreements.

             During the second quarter of our fiscal year 2005, our Board of Directors approved an annual performance bonus, with 14% of the corporate pre-tax net income, plus or minus non-recurring items, but before depreciation and amortization in excess of $650,000 paid to the Chief Executive Officer and 6% paid to other members of management. Bonuses for our fiscal years 2007, 2006 and 2005 amounted to approximately $438,000, $523,000 and $448,000, respectively.

             During the second quarter of fiscal year 2005, our Board of Directors also approved an annual performance bonus, with 5% of the pre-tax net income before depreciation and amortization from our restaurants and our share of the pre-tax net income before depreciation and amortization from the restaurants owned by the limited partnerships paid to the Chief Operating Officer and 5% paid to the Chief Financial Officer. Bonuses for our fiscal years 2007, 2006 and 2005 amounted to approximately $323,000, $298,000 and $216,000, respectively.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS   (Continued)

         Employment Agreement/Bonuses   (Continued)

             During the second quarter of fiscal year 2005, our Board of Directors approved an annual performance bonus, with 3% of the pre-tax net income before depreciation and amortization from the package liquor stores paid to the Vice President of Package Operations and 2% paid to the package store supervisor. Bonuses for our fiscal years 2007, 2006 and 2005 amounted to approximately $36,000, $52,000 and $48,000, respectively.

         Management Agreements

         Atlanta, Georgia

             We own, but do not operate, an adult entertainment nightclub located in Atlanta, Georgia which operates under the name "Mardi Gras". We have a management agreement with an unaffiliated third party to manage the club. Effective May 1, 2006, the unaffiliated third party that manages the club became obligated under a new lease for the business premises where the club operates for a period of ten (10) years, with one (1) ten (10) year renewal option and as of such date we are no longer obligated under the lease. Under our management agreement, the unaffiliated third party management firm is obligated to pay us an annual amount, paid monthly, equal to the greater of $150,000 or ten (10%) percent of gross sales from the club, offset by one-half (1/2) of any rental increases, provided our fees will never be less than $150,000 per year. For our fiscal years ended September 29, 2007 and September 30, 2006, we generated $203,000 and $224,000 of revenue, respectively, from the operation of the club.

         Deerfield Beach, Florida

             Since January, 2006, we have managed "The Whale's Rib", a casual dining restaurant located in Deerfield Beach, Florida, pursuant to management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The management agreement is being amortized straight line over the life of the initial term of the agreement, ten (10) years. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (1/2) of the net profit, if any, from the operation of the restaurant. The term of the management agreement, which commenced January 9, 2006, is for ten (10) years, with four (4) five (5) year renewal options in favor of the owner of the restaurant. For our fiscal year ended September 29, 2007 and the nine months in our fiscal year September 30, 2006, we generated $160,000 and $108,000 of revenue, respectively, from providing these management services.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 12. COMMON STOCK

         Treasury Stock

         Purchase of Common Shares

             Pursuant to a discretionary plan approved by our Board of Directors, during our fiscal year 2007, we purchased 3,332 shares of our common stock for an aggregate purchase price of $36,000. Of the shares purchased, 2,500 shares were purchased from August Bucci, our Chief Operating Officer and Director, in an off the market private transaction, at an aggregate purchase price of $28,000, which reflected an actual per share purchase price which was less than the closing per share market price on the date of purchase. During our fiscal year 2006, we purchased 14,350 shares of our common stock for an aggregate purchase price of $139,000. Of the shares purchased, 7,500 shares were purchased from Mr. Bucci in an off the market private transaction, at an aggregate purchase price of $77,000, which reflected an actual per share purchase price which was less than the closing per share market price on the date of each purchase. During our fiscal year 2005, we purchased 42,720 shares of our common stock for an aggregate purchase price of $353,000.

         Sale of Common Shares

             During our fiscal years 2007, 2006 and 2005, we sold an aggregate of 9,510, 24,120, and 490 shares of our common stock, respectively, pursuant to the exercise of options, to certain employees and officers for a total of approximately $61,000, $116,000 and $2,000, respectively.

         Stock Options

             We granted no options during our fiscal years 2007, 2006 and 2005.

             Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), "Share-Based Payment," (SFAS No. 123R) to account for stock-based employee compensation. We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption. We had no unvested stock options as of January 1, 2006 and granted no stock options in the fiscal year ended September 29, 2007 or in the nine months ended September 30, 2006, so no compensation cost has been recognized on our consolidated financial statements for our fiscal years ended September 29, 2007 and September 30, 2006.

             Changes in our outstanding incentive stock options for common stock are as follows:

                                                 2007        2006        2005
                                                 ----        ----        ----

             Outstanding at beginning of year    67,850     100,810     101,900
             Options granted                         --          --          --
             Options exercised                   (9,510)    (24,120)       (490)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


             Options expired                     (8,040)     (8,840)       (600)
                                               --------    --------    --------
             Outstanding at end of year          50,300      67,850     100,810
                                               --------    --------    --------
             Exercisable at end of year          50,300      67,850     100,810
                                               ========    ========    ========

             The intrinsic value as of the exercise date of the 9,510, 24,120, and 490 stock options exercised during our fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005 were approximately $45,000, $124,000 and $2,000 , respectively.

             Weighted average option exercise price information for our fiscal years 2007, 2006 and 2005 is as follows:
                                                  2007       2006       2005
                                                  ----       ----       ----

             Outstanding at beginning of year   $   6.27   $   5.75   $   5.77
                                                ========   ========   ========
             Granted during the year            $     --   $     --   $     --
                                                ========   ========   ========
             Exercised during the year          $   6.23   $   4.83   $   4.56
                                                ========   ========   ========
             Outstanding at end of year         $   6.31   $   6.27   $   5.75
                                                ========   ========   ========
             Exercisable at end of year         $   6.31   $   6.27   $   5.75
                                                ========   ========   ========


             Our significant option groups outstanding at September 29, 2007 and related weighted average price and life information are as follows:

              Grant       Options        Options      Exercise      Remaining
               Date     Outstanding    Exercisable     Price      Life (Years)
               ----     -----------    -----------     -----      ------------

             10-1-03       10,300         10,300       $6.14          1.0
             5-20-04       40,000         40,000       $6.35          1.625

             The weighted-average remaining contractual terms of our stock options outstanding and stock options exercisable at September 29, 2007 was 1.5 years. The aggregate intrinsic value of our options outstanding and stock options exercisable at September 29, 2007 was approximately $125,000.


NOTE 13. NET INCOME PER COMMON SHARE

         We follow SFAS No. 128, "Earnings per Share." SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share assume the exercise of options granted. Earnings per share are computed by dividing income available to common stockholders by the basic and diluted weighted average number of common shares.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 13. NET INCOME PER COMMON SHARE   (Continued)

                                                            2007        2006        2005
                                                            ----        ----        ----
             Basic weighted average shares                1,889,000   1,884,000   1,895,000
             Incremental shares relating to outstanding
               Options                                       21,000      25,000      28,000
                                                          ---------   ---------   ---------
             Diluted weighted average shares              1,910,000   1,909,000   1,923,000
                                                          =========   =========   =========


NOTE 14. RELATED PARTY TRANSACTIONS

         Our Chief Executive Officer manages one of our franchised stores.

         Also see Notes 6, 10, and 11 for additional related party transactions.


NOTE 15. BUSINESS SEGMENTS

         We operate principally in two reportable segments -package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for our fiscal years ended 2007, 2006 and 2005, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash, notes and mortgages receivable, real property, improvements, furniture, equipment and vehicles. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

                                                                       2007            2006            2005
                                                                       ----            ----            ----
             Operating Revenues:
                Restaurants                                        $ 46,811,000    $ 40,457,000    $ 35,829,000
                Package stores                                       12,784,000      13,046,000      11,810,000
                Other revenues                                        1,506,000       1,511,000       1,393,000
                                                                   ------------    ------------    ------------
                   Total operating revenues                        $ 61,101,000    $ 55,014,000    $ 49,032,000
                                                                   ============    ============    ============

             Operating Income Reconciled to Income
             before Income Taxes and Minority Interest in
             Earnings of Consolidated Limited Partnerships
                   Restaurants                                     $  3,281,000    $  3,083,000    $  3,355,000
                   Package stores                                       470,000         817,000         725,000
                                                                   ------------    ------------    ------------
                                                                      3,751,000       3,900,000       4,080,000



                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                   Corporate expenses, net of other revenues         (1,651,000)     (2,262,000)     (2,035,000)
                                                                   ------------    ------------    ------------

                   Operating income                                   2,100,000       1,638,000       2,045,000
                   Equity in net income of limited partnership            1,000          31,000          18,000
                   Minority interest in earnings of consolidated
                     limited partnerships                              (100,000)       (312,000)       (403,000)
                   Interest expense, net of interest income            (494,000)       (164,000)        (68,000)
                   Other                                                458,000         807,000          58,000
                                                                   ------------    ------------    ------------
                         Income Before Income Taxes                $  1,965,000    $  2,000,000    $  1,650,000
                                                                   ============    ============    ============


             Identifiable Assets:
                Restaurants                                        $ 18,202,000    $ 15,635,000    $ 10,277,000
                Package store                                         3,577,000       3,602,000       3,527,000
                                                                   ------------    ------------    ------------
                                                                     21,779,000      19,237,000      13,804,000
                Corporate                                             8,558,000       8,161,000       7,295,000
                                                                   ------------    ------------    ------------
             Consolidated Totals                                   $ 30,337,000    $ 27,398,000    $ 21,099,000
                                                                   ============    ============    ============

             Capital Expenditures:
                Restaurants                                        $  3,505,000    $  6,832,000    $  1,848,000
                Package stores                                          274,000         148,000         251,000
                                                                   ------------    ------------    ------------
                                                                      3,779,000       6,980,000       2,099,000
                Corporate                                             1,107,000         741,000         298,000
                                                                   ------------    ------------    ------------
             Total Capital Expenditures                            $  4,886,000    $  7,721,000    $  2,397,000
                                                                   ============    ============    ============

             Depreciation and Amortization:
                Restaurants                                        $  1,550,000    $  1,277,000    $  1,166,000
                Package stores                                          245,000         229,000         163,000
                                                                   ------------    ------------    ------------
                                                                      1,795,000       1,506,000       1,329,000
                Corporate                                               360,000         333,000         214,000
                                                                   ------------    ------------    ------------
             Total Depreciation and Amortization                   $  2,155,000    $  1,839,000    $  1,543,000
                                                                   ============    ============    ============


NOTE 16. QUARTERLY INFORMATION (UNAUDITED)

         The following is a summary of our unaudited quarterly results of operations for the quarters in our fiscal years 2007 and 2006.

                                                                  Quarter Ended
                                              -------------------------------------------------------
                                              December 30,   March 31,      June 30     September 29,
                                                 2006          2007           2007          2007
                                                 ----          ----           ----          ----
             Revenues                         $14,985,000   $16,304,000   $15,407,000   $14,405,000
             Income from operations               712,000       810,000       288,000       290,000
             Net income                           324,000       332,000       427,000       184,000


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 16. QUARTERLY INFORMATION (UNAUDITED) (Continued)

             Net income per share -
               Basic                                 0.17          0.18          0.23          0.10
             Net income per share -
               Diluted                               0.17          0.17          0.22          0.10
             Weighted average common
                stock outstanding - basic       1,884,201     1,887,917     1,892,891     1,890,543
             Weighted average common
                stock outstanding - diluted     1,911,022     1,915,176     1,914,986     1,908,462

             The following is a summary of the significant fourth quarter adjustments for our fiscal year 2007:

             Decrease in accrual for officers' bonuses              ($191,000)
             Adjusting estimated income taxes to actual                95,000
                                                                    ---------
                                                                    ($ 96,000)
                                                                    =========

                                                                   Quarter Ended
                                              ----------------------------------------------------------
                                               December 31,     April 1,       July 1,     September 30,
                                                   2005          2006           2006           2006
                                                   ----          ----           ----           ----
             Revenues                         $ 13,249,000   $ 14,477,000   $ 13,851,000   $ 13,437,000
             Income (loss) from operations         662,000        512,000        650,000       (186,000)
             Net income (loss)                     363,000        582,000        203,000        102,000
             Net income (loss) per share -
               basic                                   .19            .31            .11            .05
             Net income (loss) per share -
               Diluted                                 .19            .30            .11            .05
             Weighted average common
                stock outstanding - basic        1,874,776      1,879,809      1,893,486      1,887,167
             Weighted average common
                stock outstanding - diluted      1,913,990      1,908,919      1,920,472      1,912,147

             The following is a summary of the significant fourth quarter adjustments for our fiscal year 2006:

             Additional accrual for officers' bonuses                 $ 116,000
                                                                      =========

             Quarterly operating results are not necessarily representative of our operations for a full year for various reasons including the seasonal nature of both the restaurant and package store segments.


NOTE 17. 401(k) PLAN

             Effective July 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and matching

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 17. 401(k) PLAN    (Continued)

         contributions.  During our fiscal  years 2007,  2006 and 2005,  we made
         discretionary   contributions   of  $29,000,   $12,000   and   $37,500,
         respectively.



Schedule II - Valuation and Qualifying Accounts

         We maintain no accounts that qualify for this schedule for each of our three fiscal years ended September 29, 2007, September 30, 2006 or October 1, 2005.



================================================================================