Form 10-Q
period 2007-12-29
FLANIGANS ENTERPRISES INC
filed 2008-02-12
CIK 12040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 29, 2007

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from    to

                          Commission File Number 1-6836

                          FLANIGAN'S ENTERPRISES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

           Florida                                             59-0877638
 ------------------------------                         ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

5059 N.E. 18th Avenue, Fort Lauderdale, Florida                  33334
-----------------------------------------------                  -----
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |_| Smaller reporting company |X|

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes |_|    No |X|

On February 12, 2008, 1,889,533 shares of Common Stock, $0.10 par value per share, were outstanding.

--------------------------------------------------------------------------------

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION..................................................1

     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)..........1
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME.................2
         CONDENSED CONSOLIDATED BALANCE SHEETS.................................4
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.............6
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS......................................13
     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......22
     ITEM 4T.  CONTROLS AND PROCEDURES........................................22

PART II. OTHER INFORMATION....................................................23

     ITEM 1.  LEGAL PROCEEDINGS...............................................23
     ITEM 1A.  RISK FACTORS...................................................23
     ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....23
     ITEM 6. EXHIBITS.........................................................24



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

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)


                                                         Thirteen Weeks Ended
                                                 December 29, 2007   December 30, 2006
                                                 -----------------   ----------------
REVENUES:
   Restaurant food sales                          $         9,747    $         9,030
   Restaurant bar sales                                     2,290              2,087
   Package store sales                                      3,431              3,482
   Franchise related revenues                                 331                300
   Owner's fee                                                 66                 40
   Other operating income                                      39                 46
                                                  ---------------    ---------------
                                                           15,904             14,985
                                                  ---------------    ---------------

COSTS AND EXPENSES:
   Cost of merchandise sold:
       Restaurant and lounges                               4,070              3,815
       Package goods                                        2,465              2,544
   Payroll and related costs                                4,808              4,062
   Occupancy costs                                            965                852
   Selling, general and administrative expenses             3,416              3,000
                                                  ---------------    ---------------
                                                           15,724             14,273
                                                  ---------------    ---------------
Income from Operations                                        180                712
                                                  ---------------    ---------------

OTHER INCOME (EXPENSE):
   Interest expense                                          (120)              (133)
   Interest and other income (expense)                         16                 36
                                                  ---------------    ---------------
                                                             (104)               (97)
                                                  ---------------    ---------------

Income before Provision for Income Taxes
and Minority Interest in (Earnings) Losses
of Consolidated Limited Partnerships                           76                615

Provision for Income Taxes                                   (152)              (183)

Minority Interest in (Earnings) Losses of
Consolidated Limited Partnerships                             261               (108)
                                                  ---------------    ---------------

NET INCOME                                        $           185    $           324
                                                  ===============    ===============


                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)

                                   (Continued)


                                               Thirteen Weeks Ended
                                        December 29, 2007  December 30, 2006
                                        -----------------  -----------------

Net Income Per Common Share:
   Basic                                 $          0.10   $          0.17
                                         ===============   ===============

   Diluted                               $          0.10   $          0.17
                                         ===============   ===============



Weighted Average Shares and Equivalent
      Shares Outstanding
   Basic                                       1,890,372         1,884,201
                                         ===============   ===============

   Diluted                                     1,903,300         1,911,022
                                         ===============   ===============





See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              DECEMBER 29, 2007 (UNAUDITED) AND SEPTEMBER 29, 2007
                                 (In Thousands)



                                     ASSETS

                                        December 29, 2007 September 29, 2007
                                        ----------------- ------------------

CURRENT ASSETS:

   Cash and cash equivalents             $         4,354   $         2,223
   Notes and mortgages receivables,
      current maturities, net                         15                14
   Due from franchisees                              639               735
   Other receivables                                 265               137
   Inventories                                     2,424             2,165
   Prepaid expenses                                  565               840
   Deferred tax asset                                208               208
                                         ---------------   ---------------

          Total Current Assets                     8,470             6,322
                                         ---------------   ---------------

   Property and Equipment, Net                    20,160            19,410
                                         ---------------   ---------------

   Investment in Limited Partnership                 139               142
                                         ---------------   ---------------

OTHER ASSETS:

   Liquor licenses, net                              347               347
   Notes and mortgages receivable, net                41                44
   Deferred tax asset                                503               492
   Leasehold purchases                             2,027             2,085
   Other                                             991             1,495
                                         ---------------   ---------------

          Total Other Assets                       3,909             4,463
                                         ---------------   ---------------

          Total Assets                   $        32,678   $        30,337
                                         ===============   ===============

                  FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              DECEMBER 29, 2007 (UNAUDITED) AND SEPTEMBER 29, 2007
                                 (In Thousands)

                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  December 29, 2007   September 29, 2007
                                                  -----------------   ------------------
CURRENT LIABILITIES:

   Accounts payable and accrued expenses           $          4,176    $          3,666
   Income taxes payable                                          28                 331
   Due to franchisees                                           184                 312
   Current portion of long term debt                            183                 196
   Deferred revenues                                             42                  45
   Deferred rent                                                 17                  17
                                                   ----------------    ----------------

          Total Current Liabilities                           4,630               4,567
                                                   ----------------    ----------------

Long Term Debt, Net of Current Maturities                     4,880               4,922
Line of Credit                                                1,562                 962

Deferred Rent, Net of Current Portion                           228                 232

Minority Interest in Equity of
     Consolidated Limited Partnerships                        9,119               7,570

Commitments, Contingencies and
    Subsequent Events

Stockholders' Equity:
   Common stock, $.10 par value, 5,000,000
     shares  authorized; 4,197,642 shares issued                420                 420
  Capital in excess of par value                              6,240               6,240
  Retained earnings                                          11,516              11,331
  Treasury stock, at cost, 2,308,109 shares
      at December 29, 2007 and 2,306,909
      shares at September 29, 2007                           (5,917)             (5,907)
                                                   ----------------    ----------------

      Total Stockholders' Equity                             12,259              12,084
                                                   ----------------    ----------------

      Total Liabilities and Stockholders' Equity   $         32,678    $         30,337
                                                   ================    ================



See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THIRTEEN WEEKS ENDED DECEMBER 29, 2007 AND DECEMBER 30, 2006
                                 (In Thousands)

                                                           December 29,    December 30,
                                                           ------------    ------------
                                                               2007            2006
                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                              $        185    $        324
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                 513             484
      Amortization of leasehold purchases                            58              39
      Loss on abandonment of property and equipment                   5              10
      Deferred income tax                                           (11)             --
      Deferred rent                                                  (4)             12
      Minority interest in earnings of
         consolidated limited partnerships                         (261)            108
      Income from unconsolidated limited partnership                 --              (3)
      Recognition of deferred revenue                                (3)             (2)
      Changes in operating assets and liabilities:
         (increase) decrease in
             Due from franchisees                                    96             231
             Other receivables                                     (128)            138
             Prepaid income taxes                                    --             (50)
             Inventories                                           (259)           (428)
             Prepaid expenses                                       275             206
             Other assets                                           486            (112)
         Increase (decrease) in:
             Accounts payable and accrued expenses                  510            (154)
             Income taxes payable                                  (303)           (264)
             Due to franchisees                                    (128)             13
                                                           ------------    ------------
   Net cash provided by operating activities                      1,031             552
                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Collection on notes and mortgages receivable                    2               2
      Purchase of property and equipment                         (1,311)         (1,004)
      Purchase of leasehold interests                                --            (305)
      Proceeds from sale of fixed assets                             61              49
      Proceeds from sale of marketable securities                    --             381
      Distributions from unconsolidated limited partners              3              --
      Proceeds from insurance settlement                             --             112
                                                           ------------    ------------
  Net cash used in investing activities                          (1,245)           (765)
                                                           ------------    ------------

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THIRTEEN WEEKS ENDED DECEMBER 29, 2007 AND DECEMBER 30, 2006
                                 (In Thousands)

                                   (Continued)

                                                     December 29,     December 30,
                                                     ------------     ------------
                                                        2007              2006
                                                        ----              ----
CASH FLOWS FROM FINANCING ACTIVITIES:

     Payment of long term debt                                (55)            (837)
     Proceeds from long term debt                              --              788*
     Proceeds from line of credit                             600            1,200
     Purchase of treasury stock                               (10)              (3)
     Distributions to limited partnership                    (215)            (150)
         minority partners
     Proceeds from limited partnership interests            2,025**             --
                                                     ------------     ------------

  Net cash provided by financing activities                 2,345              998
                                                     ------------     ------------


  Net Increase in Cash and Cash Equivalents                 2,131              785

         Beginning of Period                                2,223            1,698
                                                     ------------     ------------

         End of Period                               $      4,354     $      2,483
                                                     ============     ============

Supplemental Disclosure for Cash Flow Information:
     Cash paid during period for:
         Interest                                             120              133
                                                     ============     ============
         Income taxes                                         466              497
                                                     ============     ============

Supplemental Disclosure of Non-Cash Investing and
Financing Activities:
        Purchase of real property                              --              250
                                                     ============     ============

* During the first quarter of our fiscal year 2007, we re-financed our corporate office building with a new mortgage, in the principal amount of $1,000,000. The existing mortgage was satisfied with a payment of $827,000, including prepayment penalty, ($17,000), and closing costs and as of December 30, 2006, the excess mortgage proceeds, ($173,000), were still in the possession of the closing agent and reflected in Other Accounts Receivable.

** exclusive of the Company's investment in the limited partnership owning the restaurant in Davie, FL of $1,850,000.


 See accompanying notes to unaudited condensed consolidated financial statements

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 29, 2007


(1) BASIS OF PRESENTATION:

The accompanying financial information for the periods ended December 29, 2007 and December 30, 2006 are unaudited. Financial information as of September 29, 2007 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the
Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 29, 2007. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2)  EARNINGS PER SHARE:

Statements of Financial Accounting Standards ("SFAS") No. 128, Earnings per share establishes standards for computing and presenting earnings per share ("EPS"). This statement requires the presentation of basic and diluted EPS. The data on Page 3 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potentially dilutive common stock equivalents.

(3)  RECLASSIFICATION:

Certain amounts in the fiscal year 2007 financial statements have been reclassified to conform to the fiscal year 2008 presentation.

(4)  RECENT ACCOUNTING PRONOUNCEMENTS:

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

In  July  2006,  the  Financial   Accounting   Standards   Board  (FASB)  issued
Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This
Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of Interpretation No. 48 at the beginning of our fiscal year 2008 did not have a material impact.

In March 2006, the FASB Emerging Issues Task Force issued Issue 06-3 "How Sales Taxes Collected From Customers and Remitted to Government Authorities Should Be Presented in the Income Statement" (EITF 06-3). A consensus was reached that a company should disclose its accounting policy (i.e. gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes are reported on a gross basis, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. We report taxes on a net presentation in our income statement.


(5)  INVESTMENT IN LIMITED PARTNERSHIPS:

Davie, Florida

During the fourth quarter of fiscal year 2007, building permits were issued to the limited partnership which owns the restaurant in Davie, Florida, enabling renovations and upgrades to the business premises to proceed. During the first quarter of fiscal year 2008, the limited partnership completed a private offering of limited partnership interests, raising gross proceeds of $3,875,000, of which $1,850,000 represented our investment. As of the completion of the private offering, we had advanced $1,224,000 for expenses of the limited partnership. The amounts advanced to the limited partnership were used to credit our obligation to pay for our equity investment in the limited partnership at the same price as other investors who acquired limited partnership interests in the limited partnership. In addition to being the sole general partner of this limited partnership, we maintain a 48% limited partnership interest in this limited partnership and an additional 9.5% of the limited partnership interests are owned by persons who are either officers, directors or their family members. The limited partnership will use the gross proceeds from the private offering to complete the renovations and upgrades at the Davie, Florida location and anticipates that this location will be open for business as a "Flanigan's Seafood Bar and Grill" restaurant during the third quarter of fiscal year 2008.

Pembroke Pines, Florida

We are the sole general partner and a 16% limited partner in this limited partnership which owns a restaurant in Pembroke Pines, Florida which commenced operating under our "Flanigan's Seafood Bar and Grill" service mark on October 29, 2007. 17.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.

(6)  LINE OF CREDIT:

Under a secured line of credit with a third party financial institution we are able to borrow up to $2,600,000. During the second quarter of fiscal year 2008, we extended the maturity date of our secured line of credit from December 26, 2008 to January 2, 2009. During the first quarter of fiscal year 2008, we borrowed $600,000 on our line of credit to pay the balance of the purchase price for our limited partnership units in the limited partnership which owns the Davie, Florida location and paid monthly installments of interest payments, with no principal payments. As of December 29, 2007, the amount outstanding under the line of credit was $1,562,000, with a remaining availability of $1,038,000.

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

(9)  STOCK OPTION PLANS:

We have two stock option plans under which qualified stock options may be granted to our officers and other employees. Under these plans, the exercise price for the qualified stock options must be at least 110% of the fair market value of the Company's Common Stock on the date the options are granted. In general, options granted under our stock option plans expire after a five (5) year period and generally vest no later than one (1) year from the date of grant. As of December 29, 2007, options to acquire 50,300 shares were outstanding at an average exercise price of $6.31 per share. Under the plans, options to acquire an aggregate of 45,000 shares are available for grant.

No stock options were granted during the thirteen weeks ended December 29, 2007, nor were stock options granted during the thirteen weeks ended December 30, 2006.

No stock options were exercised during the thirteen weeks ended December 29, 2007, nor were stock options exercised during the thirteen weeks ended December 30, 2006.

Stock option activity during the thirteen weeks ended December 29, 2007 was as follows:

                                                        Weighted Average
                                          Total Options  Exercise Price
                                          -------------  --------------
Outstanding at September 29, 2007                50,300   $       6.31

         Granted                                     --             --
         Exercised                                   --             --
         Expired                                     --             --

Outstanding at December 29, 2007                 50,300   $       6.31
                                           ============   ============

Options exercisable at December 29, 2007         50,300   $       6.31
                                           ============   ============

The weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at December 29, 2007 was approximately 1.25 years. The aggregate intrinsic value of options outstanding and stock options exercisable at December 29, 2007 was approximately $90,000.

(10)  COMMITMENTS AND CONTINGENCIES:

Guarantees

We guarantee various leases for franchisees, limited partnerships that own restaurants and locations sold in prior years. Remaining rental commitments required under these leases are approximately $2,839,000. In the event of a default under any of these agreements, we will have the right to repossess the premises and operate the business to recover amounts paid under the guarantee either by liquidating assets or operating the business.

Litigation

We own the building where our corporate offices are located. On April 16, 2001, we filed suit against the owner of the adjacent shopping center to determine our right to non-exclusive parking in the shopping center. During fiscal year 2007, the appellate court affirmed and upon re-hearing, again affirmed the granting of a summary judgment in favor of the shopping center. The seller from whom we purchased the building was named as a defendant in the lawsuit and is currently asserting a claim against us for reimbursement of its attorneys' fees and costs resulting from the litigation. We dispute the seller's entitlement to reimbursement of its attorney's fees and costs and are appealing the ruling against us by the trial court. We also believe that the amount of the seller's claim is excessive.

During fiscal year 2007, we and the limited partnership which owns the restaurant in Pinecrest, Florida filed suit against the limited partnership's landlord. We are the sole general partner and a 39% limited partner in this limited partnership. We are seeking to recover the cost of structural repairs to the business premises we paid, as we believe these structural repairs were the landlord's responsibility under the lease. The lawsuit, in addition to attempting to recover the amounts expended by us for structural repairs is also attempting to recover the rent paid by limited partnership while the repairs were occurring. The claim also includes the request by the limited partnership for the court to determine if the limited partnership has the exclusive right to the use of the pylon sign in front of the business premises. The landlord filed its answer to the complaint denying liability for structural repairs to the business premises, denying any obligation to reimburse the limited partnership for any rent paid while structural repairs occurred and denying the limited partnership's right to use the pylon sign. The lawsuit is in the discovery stage.

(11) BUSINESS SEGMENTS:

We operate principally in two reportable segments - package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks ended December 29, 2007 and December 30, 2006, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash, notes and mortgages receivable, real property, improvements, furniture, equipment and vehicles. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

                                                                      Thirteen Weeks     Thirteen Weeks
                                                                          Ending             Ending
                                                                    December 29, 2007  December 30, 2006
                                                                    -----------------  -----------------
Operating Revenues:
   Restaurants                                                       $        12,037    $        11,117
   Package stores                                                              3,431              3,482
   Other revenues                                                                436                386
                                                                     ---------------    ---------------
      Total operating revenues                                       $        15,904    $        14,985
                                                                     ===============    ===============

Operating  Income  Reconciled  to Income  Before  Income Taxes and
Minority Interests in Earnings of Consolidated Limited
Partnerships
    Restaurants                                                      $           590    $           903
    Package stores                                                               145                180
                                                                     ---------------    ---------------
                                                                                 735              1,083
    Corporate expenses, net of other
       Revenues                                                                 (555)              (371)
                                                                     ---------------    ---------------
    Operating income                                                             180                712
    Other income (expense)                                                      (104)               (97)
                                                                     ---------------    ---------------
Income Before Income Taxes and Minority Interests in Earnings of
Consolidated Limited Partnerships                                    $            76    $           615
                                                                     ===============    ===============

Depreciation and Amortization:
   Restaurants                                                       $           418    $           375
   Package stores                                                                 62                 59
                                                                     ---------------    ---------------
                                                                                 480                434
   Corporate                                                                      91                 89
                                                                     ---------------    ---------------
Total Depreciation and Amortization                                  $           571    $           523
                                                                     ===============    ===============

Capital Expenditures:


   Restaurants                                                       $         1,169    $         1,158
   Package stores                                                                 56                 80
                                                                     ---------------    ---------------
                                                                               1,225              1,238
   Corporate                                                                      86                321
                                                                     ---------------    ---------------
Total Capital Expenditures                                           $         1,311    $         1,559
                                                                     ===============    ===============

                         December 29,     September 29,
                            2007              2007
                            ----              ----
Identifiable Assets:
   Restaurants         $        18,399   $        18,202
   Package store                 3,802             3,577
                       ---------------   ---------------
                                22,201            21,779
   Corporate                    10,477*            8,558
                       ---------------   ---------------
Consolidated Totals    $        32,678   $        30,337
                       ===============   ===============

* Includes $2,025,000 from outside investors and $600,000 borrowed by the Company on its line of credit as the balance of its investment in the private offering by the limited partnership which owns the Davie, Florida location.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipates, appears, expects, trends, intends, hopes, plans, believes, seeks, estimates, may, will," and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to customer demand and competitive conditions. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the Company's fiscal year ended September 29, 2007 and in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

OVERVIEW

At December 29, 2007, we (i) operated 22 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional six units, consisting of two restaurants, (one of which we operate) and four combination restaurants/package stores. The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit;
(ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of December 29, 2007 and as compared to December 30, 2006 and September 29, 2007. With the exception of one restaurant we operate under the name "The Whale's Rib" and in which we do not have an ownership interest, all of the restaurants operate under our service mark "Flanigan's Seafood Bar and Grill" and all of the package liquor stores operate under our service mark "Big Daddy's Liquors".


Types of Units                                          December 29,         September       December 30,
                                                             2007             29, 2007            2006
                                                             ----             --------            ----
Company Owned:
     Combination package and restaurant                       4                  4                 4
     Restaurant only                                          3                  3                 2            (1)
     Package store only                                       5                  5                 5

Company Operated Restaurants Only:
     Limited Partnerships                                     8                  7                 7            (2)
     Franchise                                                1                  1                 1            (3)
     Unrelated Third Party                                    1                  1                 1

Company Owned Club:                                           1                  1                 1

Total Company Owned/Operated Units                            23                 22                21
Franchised Units                                              6                  6                 7          (3)(4)

Notes:
(1) Includes a restaurant located in Lake Worth, Florida which we acquired from a franchisee and which commenced operating as a Company owned restaurant on March 4, 2007.

(2) Includes a restaurant located in Pembroke Pines, Florida which is owned by a limited partnership in which we are the sole general partner and own 16% of the limited partnership interest and commenced operating on October 29, 2007.

(3) We operate a restaurant for one (1) franchisee. This unit is included in the table both as a franchised restaurant, as well as a restaurant operated by the Company.

(4) Excludes a restaurant located in Lake Worth, Florida which we acquired from a franchisee during the second quarter of our fiscal year 2007.

RESULTS OF OPERATIONS


                                                Thirteen Weeks Ended
                                                --------------------
                                   December 29, 2007            December 30, 2006
                                   -----------------            -----------------
                                Amount                        Amount
                                ------                        ------
                            (In thousands)    Percent     (In thousands)     Percent
                            --------------    -------     --------------     -------
Restaurant food sales        $      9,747          63.01   $      9,030          61.85
Restaurant bar sales                2,290          14.81          2,087          14.30
Package store sales                 3,431          22.18          3,482          23.85
                             ------------   ------------   ------------   ------------

     Total Sales             $     15,468         100.00   $     14,599         100.00

Franchise related revenues            331                           300
Owner's fee                            66                            40
Other operating income                 39                            46
                             ------------                  ------------

     Total Revenue           $     15,904                  $     14,985
                             ============                  ============

Franchise Financial  Arrangement:  In exchange for our providing  management and
--------------------------------
related services to our franchisees and granting them the right to use our service marks "Flanigan's Seafood Bar and Grill" and "Big Daddy's Liquors", our franchisees (five of which are franchised to members of the family of our Chairman of the Board, officers and/or directors), are required to (i) pay to us a royalty equal to 1% of gross package sales and 3% of gross restaurant sales; and (ii) make advertising expenditures equal to between 1.5% to 3% of all gross sales based upon our actual advertising costs allocated between stores, pro-rata, based upon gross sales.

Limited Partnership Financial Arrangement:  We manage and control the operations
-----------------------------------------
of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method. In general, until the investors' cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (1/2) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (1/2) of cash available to the limited partnership, with the other one half (1/2) of available cash distributed to the investors (including us and our affiliates). As of December 29, 2007, limited partnerships owning three (3) restaurants have returned all cash invested and we receive an annual management fee equal to one-half (1/2) of the cash available for distribution by the limited partnership. In addition to its receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark "Flanigan's Seafood Bar and Grill".

Comparison of Thirteen Weeks Ended December 29, 2007 and December 30, 2006.
---------------------------------------------------------------------------

Revenues. Total revenue for the thirteen weeks ended December 29, 2007 increased $919,000 or 6.13% to $15,904,000 from $14,985,000 for the thirteen weeks ended
December 30, 2006. This increase resulted from sales from two restaurant locations (the Pembroke Pines, Florida limited partnership owned restaurant ($747,000) and the Company owned Lake Worth, Florida restaurant ($408,000)), both of which were opened after December 30, 2006, offset by the decline in same store restaurant food and bar sales. The Pembroke Pines, Florida and Lake Worth, Florida restaurants generated $1,155,000 of revenues during the thirteen weeks ended December 29, 2007 and without giving effect to the revenue generated from these two new restaurants, total revenue for the thirteen weeks ended December 29,2007 would have decreased $236,000 or 1.57% to $14,749,000 from $14,985,000 for the thirteen weeks ended December 30, 2006. The Pembroke Pines, Florida restaurant opened for business on October 29, 2007 and the Lake Worth, Florida restaurant opened for business as a Company owned restaurant on March 4, 2007. Prior to March 4, 2007, the Lake Worth, Florida restaurant was franchised by the Company.

         Restaurant Food Sales.  Restaurant  revenue  generated from the sale of
         ---------------------
food at restaurants totaled $9,747,000 for the thirteen weeks ended December 29, 2007 as compared to $9,030,000 for the thirteen weeks ended December 30, 2006. The increase in restaurant food sales is due to sales from the Pembroke Pines, Florida and Lake Worth restaurants. The Pembroke Pines, Florida and Lake Worth, Florida location generated $885,000 of revenues from the sale of food during the thirteen weeks ended December 29, 2007 and without giving effect to the revenue generated from these two new restaurants, revenue from the sale of food for the thirteen weeks ended December 29, 2007 would have decreased

$168,000 or 1.86% to $8,862,000  from  $9,030,000  for the thirteen  weeks ended
December 30, 2006. Comparable weekly restaurant food sales (for restaurants open for all of the first quarter of our fiscal year 2008 and the first quarter of our fiscal year 2007, which consists of six restaurants owned by us and seven restaurants owned by affiliated limited partnerships) was $676,000 and $695,000 for the thirteen weeks ended December 29, 2007 and December 30, 2006, respectively, a decrease of 2.73%. Comparable weekly restaurant food sales for Company owned restaurants only was $283,000 and $282,000 for the first quarter of our fiscal year 2008 and the first quarter of our fiscal year 2007, respectively, an increase 0f 0.35%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $393,000 and $413,000 for the first quarter of our fiscal year 2008 and the first quarter of our fiscal year 2007, respectively, a decrease of 4.84%. We anticipate that restaurant food sales will continue to increase through our fiscal year 2008 due to, among other things, the opening of the Pembroke Pines, Florida restaurant, (owned by an affiliated limited partnership), during the first quarter of our fiscal year 2008 and the expected opening of the Davie, Florida restaurant, (owned by an affiliated limited partnership), during the third quarter of our fiscal year 2008.

         Restaurant  Bar Sales.  Restaurant  revenue  generated from the sale of
         ---------------------
alcoholic  beverages  at  restaurants  (bar sales)  totaled  $2,290,000  for the thirteen weeks ended December 29, 2007 as compared to $2,087,000 for the thirteen weeks ended December 30, 2006. The increase in restaurant bar sales is due to sales from the Pembroke Pines, Florida and Lake Worth restaurants. The Pembroke Pines, Florida and Lake Worth, Florida locations generated $199,000 of revenues from bar sales during the thirteen weeks ended December 29, 2007 and without giving effect to the revenue from bar sales generated from these two new restaurants, revenue from bar sales for the thirteen weeks ended December 29, 2007 and December 30, 2006 would have been approximately equal at $2,091,000 and $2,087,000, respectively. Comparable weekly restaurant bar sales (for restaurants open for all of the first quarter of our fiscal year 2008 and the first quarter of our fiscal year 2007, which consists of six restaurants owned by us and seven restaurants owned by affiliated limited partnerships) was $161,000 for each of the thirteen weeks ended December 29, 2007 and December 30, 2006. Comparable weekly restaurant bar sales for Company owned restaurants only was $66,000 and $63,000 for the first quarter of our fiscal year 2008 and the first quarter of our fiscal year 2007, respectively, an increase of 4.76%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $95,000 and $98,000 for the first quarter of our fiscal year 2008 and the first quarter of our fiscal year 2007, respectively, a decrease of 3.06%. We anticipate that restaurant bar sales will continue to increase through fiscal year 2008 due to, among other things, the opening of the Pembroke Pines, Florida restaurant, (owned by an affiliated limited partnership), during the first quarter of our fiscal year 2008 and the expected opening of the new restaurant location in Davie, Florida, (owned by an affiliated limited partnership), during the third quarter of fiscal year 2008.

         Package Store Sales. Revenue generated from sales of liquor and related
         -------------------
items at package stores totaled $3,431,000 for the thirteen weeks ended December 29, 2007 as compared to $3,482,000 for the thirteen weeks ended December 30, 2006, a decrease of 1.46%. The weekly average of same store package store sales was $264,000 and $268,000 for the thirteen weeks ended December 29, 2007 and December 30, 2006, respectively. The decrease was primarily due to increased competition and package store sales are expected to decline through the balance of our fiscal year 2008. Increased competition has had a greater adverse impact upon package store sales when customers routinely make larger volume purchases, which historically have been more likely to occur during the first and second quarters of our fiscal year.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended December 29, 2007 increased $1,451,000 or 10.17% to $15,724,000 from $14,273,000 for the thirteen weeks ended December 30, 2006. The increase was primarily due to expenses related to the opening of the Pembroke Pines, Florida and Lake Worth, Florida restaurants and to a lesser extent a general increase in food costs. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2008 due to, among other things, the expected opening of the Davie, Florida restaurant during the third quarter of fiscal year 2008. Operating costs and expenses increased as a percentage of total sales to approximately 98.87% in the first quarter of our fiscal year 2008 from 95.25% in the first quarter of our fiscal year 2007.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

         Restaurant Food and Bar Sales.  Gross profit for food and bar sales for
         -----------------------------
the thirteen weeks ended December 29, 2007 increased to $7,967,000 from $7,302,000 for the thirteen weeks ended December 30, 2006. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), increased to 66.19% for the thirteen weeks ended December 29, 2007 compared to 65.68% for the thirteen weeks ended December 30, 2006. This increase in gross profit for restaurant and bar sales for the first quarter of our fiscal year 2008 was primarily due to menu price increases instituted at the end of the first quarter of our fiscal year 2007 and a decrease in the cost of ribs during calendar year 2007

         Package  Store  Sales.  Gross  profit for  package  store sales for the
         ---------------------
thirteen weeks ended December 29, 2007 increased to $966,000 from $938,000 for the thirteen weeks ended December 30, 2006. Our gross profit margin, (calculated as gross profit reflected as a percentage of package sales), was 28.16% for the thirteen weeks ended December 29, 2007 compared to 26.94% for the thirteen weeks ended December 30, 2006. The increase in our gross profit margin, (1.22%), was primarily due to the purchase of "close out" and inventory reduction merchandise from wholesalers. We anticipate the gross profit margin for package store sales to remain constant throughout the balance of fiscal year 2008.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended December 29, 2007 increased $746,000 or 18.37% to $4,808,000 from
$4,062,000 for the thirteen weeks ended December 30, 2006. This increase is primarily attributable to the Pembroke Pines, Florida and Lake Worth, Florida restaurants. We anticipate that our payroll costs and related expenses will continue to increase through our fiscal year 2008 due to, among other things, the opening of the Pembroke Pines, Florida restaurant during the first quarter of our fiscal year 2008 and the expected opening of the Davie, Florida restaurant during the third quarter of fiscal year 2008. Payroll and related costs as a percentage of total sales was 30.23% in the first quarter of our fiscal year 2008 and 27.11% of total sales in the first quarter of our fiscal year 2007. This increase as a percentage of sales was primarily due to the opening of the Pembroke Pines, Florida restaurant during the first quarter of our fiscal year 2008 and the need to pay higher wages to attract and retain employees.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended December 29, 2007 increased $113,000 or 13.26% to $965,000 from $852,000 for the thirteen weeks ended December 30, 2006. This increase is due to, (i) rental payments at three additional restaurant locations, (Pembroke Pines, Florida-$36,000, Davie, Florida- $33,000, and Lake Worth, Florida-$21,000); and (ii) increases in real property taxes and common area maintenance, which generally includes a pro-rata share of property insurance for units located within shopping centers. We anticipate that our occupancy costs will stabilize throughout the balance of our fiscal year 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended December 29, 2007 increased $416,000 or 13.87% to $3,416,000 from $3,000,000 for the thirteen weeks ended December 30, 2006. Selling, general and administrative expenses increased as a percentage of total sales in the first quarter of our fiscal year 2008 to approximately 21.48% as compared to 20.02% in the first quarter of our fiscal year 2007. This increase is attributable to the operation of the Pembroke Pines, Florida restaurant and an overall increase in expenses, including but not limited to property and windstorm insurance coverage and utilities. We anticipate that our selling, general and administrative expenses will continue to increase throughout the balance of our fiscal year 2008 due to, among other things, the opening of our Pembroke Pines, Florida restaurant during the first quarter of our fiscal year 2008 and the expected opening of the Davie, Florida restaurant during the third quarter of fiscal year 2008.

Depreciation. Depreciation for the thirteen weeks ended December 29, 2007 and December 30, 2006 was $513,000 and $484,000 respectively. As a percentage of revenue, depreciation expense remained at 3.23% of revenue in the thirteen weeks ended December 29, 2007 and the thirteen weeks ended December 30, 2006.

Other Income and Expense. Other income and expenses was an expense of $104,000 for the thirteen weeks ended December 29, 2007, as compared to an expense of $97,000 for the thirteen weeks ended December 30, 2006. Other income and expense for the thirteen weeks ended December 29, 2007 includes interest expense of $120,000, as compared to interest expense of $133,000 for the thirteen weeks ended December 30, 2006. The decrease in interest expense is attributable to a reduced average balance outstanding on our line of credit during the thirteen weeks ended December 29, 2007.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended December 29, 2007 decreased $13,000 to $120,000 from $133,000 for the thirteen weeks ended December 30, 2006. This decrease was attributable to a reduced average balance outstanding on our line of credit.

Net Income. Net income for the thirteen weeks ended December 29, 2007 decreased $139,000 or 42.9% to $185,000 from $324,000 for the thirteen weeks ended December 30, 2006. As a percentage of sales, net income for the first quarter of our fiscal year 2007 is 1.16%, as compared to 2.16% in the first quarter of our fiscal year 2007. The decrease in net income as a percentage of sales (-1.00%) is primarily due to our share of the pre-opening and opening expenses associated with the limited partnership owned restaurant in Pembroke Pines, ($40,000), our share of the and pre-opening expenses associated with the limited partnership owned restaurant in Davie, Florida, ($102,000) during the first quarter of fiscal year 2008, higher food costs and overall expenses, including electric, gas and real property taxes, property and windstorm insurance coverage. During the first quarter of fiscal year 2007, we did not have significant pre-opening expenses associated with the limited partnership owned restaurant in Pembroke Pines, ($19,000), which adversely affected net income.

New Limited Partnership Restaurants

The limited partnership owned restaurant located in Pembroke Pines, Florida opened for business during the first quarter of our fiscal year 2008 (October 29, 2007) and we anticipate that the limited partnership owned restaurant located in Davie, Florida will open for business during the third quarter of our fiscal year 2008. As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During the first quarter of our fiscal year 2008, we recognized non-cash pre-opening rent in the approximate amount of $6,000 and recognized cash pre-opening rent in the approximate amount of $12,000 for the recently opened Pembroke Pines, Florida restaurant. During the first quarter of our fiscal year 2008, we also paid and expensed pre-opening rent in the approximate amount of $33,000 for the currently unopened Davie, Florida restaurant, which is the full rent provided in the lease. During the first quarter of our fiscal year 2007, we recognized non-cash pre-opening rent in the approximate amount of

$18,000 for the recently opened Pembroke Pines, Florida restaurant. We are recognizing rent expense on a straight line basis over the term of the lease.

During the first quarter of our fiscal year 2008, the limited partnership restaurant in Davie, Florida reported losses of $175,000 primarily due to pre-opening costs, thus contributing to a reduction in the operating income for the first quarter of our fiscal year 2008. During the first quarter of our fiscal year 2007, the limited partnership restaurant in Pembroke Pines, Florida reported a loss of $19,000 primarily due to pre-opening costs, thus contributing to a reduction in the operating income for the first quarter of our fiscal year 2007.

Throughout the balance of fiscal year 2008, income from operations will be adversely affected by pre-opening costs, including but not limited to pre-opening rent, to be incurred for the Davie, Florida restaurant. Management believes that our current cash availability from our line of credit and expected cash from operations will be sufficient to fund operations and capital expenditures for at least the next twelve months.

Trends

During the next twelve months, we expect continued increases in restaurant sales due primarily to the restaurants in Lake Worth, Florida and Pembroke Pines, Florida being open for the entire twelve month period and the anticipated opening of the new restaurant in Davie, Florida. Same store restaurant food and bar sales are expected to decline over the next twelve month period, with decreases primarily in restaurants in Palm Beach County, Florida and to a lesser extent in Broward County, Florida, offset partially by increases in same store restaurant food and bar sales in Miami-Dade County, Florida, due to our strong name recognition in that county. Package store sales are expected to decrease due primarily to increased competition. Management also expects higher food costs and overall expenses to increase. During the first quarter of our fiscal year 2007, we raised menu prices to offset the higher food costs and overall expenses. During the first quarter of our fiscal year 2008, we again raised menu prices to offset higher food costs and overall expenses and will continue to do so whenever necessary and wherever competitively possible.

Liquidity and Capital Resources

We fund our operations through cash from operations and borrowings under our line of credit. As of December 29, 2007, we had cash of approximately $4,354,000, an increase of $2,131,000 from our cash balance of $2,223,000 as of September 29, 2007. The increase in cash was due primarily to the limited partnership which owns the Davie, Florida location completing its private offering, (raising the sum of $3,875,000, of which $1,850,000 represents our investment), and our borrowing of $600,000 on our line of credit to pay the balance of the purchase price for our limited partnership units in this limited partnership during the first quarter of our fiscal year 2008. The amounts we advanced to the limited partnership, ($1,224,000), were used to credit our obligation to pay for our equity investment in the limited partnership at the same price as other investors who acquired limited partnership interests in the limited partnership.

Cash Flows

The following table is a summary of our cash flows for the thirteen weeks of fiscal years 2008 and 2007.

                                                   Thirteen Weeks Ended
                                           December 29, 2007  December 30, 2006
                                           -----------------  -----------------
                                                       (in Thousands)

Net cash provided by operating activities   $         1,031    $           552
Net cash used in investing activities                (1,245)              (765)
Net cash provided by financing activities             2,345                998
                                            ---------------    ---------------

Net Increase in Cash and Cash Equivalents             2,131                785

Cash and Cash Equivalents, Beginning                  2,223              1,698
                                            ---------------    ---------------

Cash and Cash Equivalents, Ending           $         4,354    $         2,483
                                            ===============    ===============

We have recently determined that we must retain any earnings for the development and operation of our business and accordingly, we do not intend to pay any cash dividends in the foreseeable future.

Capital Expenditures

We acquired property and equipment of $1,311,000 during the thirteen weeks ended December 29, 2007, including $96,000 for renovations to one (1) existing Company owned restaurant, as compared to $1,254,000, (of which $250,000 was financed), during the thirteen weeks ended December 30, 2006, which included $802,500 for the purchase of real property and $204,000 for renovations to two (2) existing Company restaurants. During the first quarter of our fiscal year 2008, the limited partnership which owns the Davie, Florida restaurant completed its private offering, raising the sum of $3,875,000, of which $1,850,000 represents our investment. We did not advance any funds to this limited partnership in excess of our investment in the same. The funds from the private offering will be used to complete the renovations to the business premises for operation of a "Flanigan's Seafood Bar and Grill" restaurant and provide working capital.

In addition, during the thirteen weeks ended December 30, 2006, we purchased the leasehold interest for the Pembroke Pines, Florida ($305,000) location, the cost of which is being amortized as additional rent over the life of the lease.

All of the Company owned units require periodic refurbishing in order to remain competitive. Management anticipates the cost of this refurbishment in fiscal year 2008 to be approximately $375,000, of which $112,000 has been spent through December 29, 2007.

Long Term Debt

As of December 29, 2007, we had long term debt of $6,625,000, as compared to $6,794,000 as of December 30, 2006, and $6,080,000 as of September 29, 2007. The
net increase in long term debt as of December 29, 2007 is attributed to the borrowing of $600,000 under our secured line of credit during the first quarter of fiscal year 2008 to pay the balance of the purchase price for our limited partnership units in the limited partnership which owns the Davie, Florida restaurant.

As of December 29, 2007, the amount outstanding under our secured line of credit was $1,562,000. During the second quarter of fiscal year 2008, but retroactive to December 26, 2007, we extended the maturity date of our secured line of credit from December 26, 2008 to January 2, 2009.

The following schedule represents our cash contractual obligations by maturity (in thousands):

Cash Contractual Obligations

                                               Less than
Cash Contractual Obligations      Total         1 Year       1 -5 Years    After 5 Years
----------------------------  ------------   ------------   ------------   -------------

Long Term Debt Obligations    $      6,624   $        138   $      2,274   $      4,212
Operating Lease Obligations         15,600          2,495          8,026          5,079
Rib Contract                         3,200          3,200             --             --
                              ------------   ------------   ------------   ------------
                              $     25,424   $      5,833   $     10,300   $      9,291
                              ============   ============   ============   ============

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended December 29, 2007, December 30, 2006 and fiscal year ended September 29, 2007.

Item                 Dec. 29, 2007   Dec. 30, 2006  Sept 29, 2007
----                 -------------   -------------  -------------
                                    (in Thousands)

Current Assets        $      8,470   $      6,684   $      6,322
Current Liabilities          4,630          4,523          4,567
                      ------------   ------------   ------------
Working Capital       $      3,840   $      2,161   $      1,755

Working capital as of December 29, 2007 increased by 77.70% from the working capital for the fiscal quarter ending December 30, 2006 and increased by 118.80% from the working capital for the fiscal year ending September 29, 2007. Our working capital improved during the first quarter of our fiscal year 2008 when the limited partnership which owns the Davie, Florida restaurant completed its private offering, raising the sum of $3,875,000, less $1,224,000 which we advanced for expenses of the limited partnership and was used to credit our obligation to pay for our equity investment. The funds from the private offering will be used to complete the renovations to the business premises for operation of a "Flanigan's Seafood Bar and Grill" restaurant and provide working capital. Working capital also continued to improve during the fiscal quarter ending December 29, 2007 due to the minimal demand upon our cash flow for extraordinary items during the fiscal quarter.

We believe that positive cash flow from operations will adequately fund operations and debt reduction through the balance of our fiscal year 2008.
Subsequent to the end of the first quarter of our fiscal year 2008, we contracted for the purchase of a new point of sale system for our package stores, at a cost of approximately $182,000, excluding a surveillance camera system which we estimate will cost an additional $90,000. Prior to the end of the first quarter of our fiscal year 2008, we had already paid approximately $80,000 as the cost to customize and test the new point of sale system and to purchase universal wireless hand-held scanners, which payments are in addition to the contracted amount. We anticipate that this new point of sale system for our package stores will be installed and fully operational by the end of our fiscal year 2008.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements.

Inflation

The primary inflationary factors affecting our operations are food, beverage and labor costs. A large number of restaurant personnel are paid at rates based upon applicable minimum wage and increases in minimum wage directly affect labor costs. To date, inflation has not had a material impact on our operating results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of December 29, 2007 held no equity securities.

Interest Rate Risk

At December 29, 2007, of the Company's debt arrangements, only borrowings under our line of credit bear interest at a variable annual rate equal to the prime rate of interest. Increases in interest rates may have a material affect upon results of operations, depending upon the outstanding principal balance on our line of credit from time to time.

At December 29, 2007, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

ITEM 4T.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the participation of management, evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-15(e) or 15d-15(e)) as of December 29, 2007. Based upon that evaluation, it is the opinion of our Chief Executive Officer and Chief Financial Officer that such disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective in ensuring that material information is accumulated and communicated to management and made known to the Chief Executive Officer and Chief Financial Officer particularly during the period in which this report was prepared, as appropriate, to allow timely decisions regarding timely disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, is subject to limitations, including the exercise of our judgment in evaluating the same. As a result, there can be no assurance that our disclosure controls and procedures will prevent all errors.

(b)      Change in Internal Control over Financial Reporting

During the first quarter of our fiscal year 2008, we continued to assess the effectiveness of our "internal controls over financial reporting" on an account by account basis as a part of our on-going accounting and financial reporting review process. The assessments were made by management, under the supervision of our Chief Financial Officer. We made no changes in our internal control over financial reporting during the fiscal quarter ending December 29, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Notwithstanding, the effectiveness of our system of internal control over financial reporting is subject to limitations, including the exercise of our judgment in evaluating the same. As a result, there can be no assurance that our internal control over financial reporting will prevent all errors.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective at the reasonable assurance level.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See "Litigation" on page 11 of this Report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended September 29, 2007 for a discussion of other legal proceedings resolved in prior years.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 29, 2007 and in other reports filed from time to time with the SEC since the date we filed our Form 10-K. Readers are urged to carefully review these risk factors since they may cause our results to differ from the "forward-looking statements" made in this report or otherwise made by or on our behalf. Those risk factors are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors, on December 17, 2007, we purchased 1,200 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $9,600.

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

                                 FLANIGAN'S ENTERPRISES, INC.


Date: February 12, 2008          /s/ James G. Flanigan
                                 -----------------------------------------------
                                 JAMES G. FLANIGAN, Chief Executive Officer
                                 and President


                                 /s/ Jeffrey D. Kastner
                                 -----------------------------------------------
                                 JEFFREY D. KASTNER, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)