Form 10-Q
period 2008-03-31
FLANIGANS ENTERPRISES INC
filed 2008-05-13
CIK 12040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 29, 2008

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        For the transition period from       to

                          Commission File Number 1-6836

                          FLANIGAN'S ENTERPRISES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                 Florida                               59-0877638
       -------------------------------           ----------------------
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)           Identification Number)

    5059 N.E. 18th Avenue, Fort Lauderdale, Florida                    33334
    -----------------------------------------------                  --------
       (Address of principal executive offices)                      Zip Code

                                 (954) 377-1961
                                 --------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                  Yes|X| No|_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer|_|   Accelerated filer|_|   Non-accelerated filer|_|
Smaller reporting company|X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                    Yes|_| No|X|

On May 12, 2008, 1,886,033 shares of Common Stock, $0.10 par value per share, were outstanding.

--------------------------------------------------------------------------------

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION ............................................    1

   ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) .......    1
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME ...............    2
     CONDENSED CONSOLIDATED BALANCE SHEETS ...............................    4
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ...........    6
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ......    8

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS .....................................   14
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....   27
   ITEM 4T. CONTROLS AND PROCEDURES ......................................   27

PART II. OTHER INFORMATION ...............................................   28

   ITEM 1. LEGAL PROCEEDINGS .............................................   28
   ITEM 1A. RISK FACTORS .................................................   28
   ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ...   28
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........   28
   ITEM 6. EXHIBITS ......................................................   29

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)

                                                               Thirteen Weeks         Twenty Six Weeks
                                                                   Ended                   Ended
                                                             March       March       March       March
                                                            29, 2008    31, 2007    29, 2008    31, 2007
                                                           ---------   ---------   ---------   ---------
REVENUES:
   Restaurant food sales                                   $  10,785   $  10,029   $  20,532   $  19,059
   Restaurant bar sales                                        2,481       2,349       4,771       4,436
   Package store sales                                         3,400       3,531       6,831       7,013
   Franchise related revenues                                    211         308         542         608
   Owner's fee                                                    49          40         115          80
   Other operating income                                         57          47          96          93
                                                           ---------   ---------   ---------   ---------
                                                              16,983      16,304      32,887      31,289
                                                           ---------   ---------   ---------   ---------

COSTS AND EXPENSES:
   Cost of merchandise sold:
     Restaurant and lounges                                    4,403       4,180       8,473       7,995
     Package goods                                             2,396       2,519       4,861       5,063
   Payroll and related costs                                   4,910       4,542       9,718       8,604
   Occupancy costs                                             1,015         974       1,980       1,826
   Selling, general and administrative expenses                3,289       3,279       6,705       6,279
                                                           ---------   ---------   ---------   ---------
                                                              16,013      15,494      31,737      29,767
                                                           ---------   ---------   ---------   ---------
Income from Operations                                           970         810       1,150       1,522
                                                           ---------   ---------   ---------   ---------

OTHER INCOME (EXPENSE):
   Interest expense                                             (121)       (125)       (241)       (258)
   Interest and other income                                      21          34          37          70
                                                           ---------   ---------   ---------   ---------
                                                                (100)        (91)       (204)       (188)
                                                           ---------   ---------   ---------   ---------

Income before Provision for Income Taxes and Minority
   Interest in (Earnings) Losses of Consolidated Limited
   Partnerships                                                  870         719         946       1,334

Provision for Income Taxes                                      (197)       (184)       (349)       (367)

Minority Interest in (Earnings) Losses of Consolidated
   Limited Partnerships                                         (203)       (203)         58        (311)
                                                           ---------   ---------   ---------   ---------

NET INCOME                                                 $     470   $     332   $     655   $     656
                                                           =========   =========   =========   =========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)

                                   (Continued)

                                                                Thirteen Weeks         Twenty Six Weeks
                                                                    Ended                   Ended
                                                              March       March       March       March
                                                             29, 2008    31, 2007    29, 2008    31, 2007
                                                             --------    --------    --------    --------
Net Income Per Common Share:
   Basic                                                    $    0.25   $    0.18   $    0.35   $    0.35
                                                            =========   =========   =========   =========

   Diluted                                                  $    0.25   $    0.17   $    0.34   $    0.34
                                                            =========   =========   =========   =========

Weighted Average Shares and Equivalent Shares Outstanding
   Basic                                                    1,889,121   1,887,917   1,889,746   1,886,059
                                                            =========   =========   =========   =========

   Diluted                                                  1,899,992   1,915,176   1,901,543   1,912,122
                                                            =========   =========   =========   =========

See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                MARCH 29, 2008 (UNAUDITED) AND SEPTEMBER 29, 2007
                                 (In Thousands)

                                     ASSETS

                                                           March 29, 2008   September 29, 2007
                                                           --------------   ------------------
CURRENT ASSETS:

   Cash and cash equivalents                                     $  4,420             $  2,223
   Notes and mortgages receivables,
      current maturities, net                                          15                   14
   Prepaid income taxes                                                76                   --
   Due from franchisees                                               381                  735
   Other receivables                                                  203                  137
   Inventories                                                      2,119                2,165
   Prepaid expenses                                                   541                  840
   Deferred tax asset                                                 159                  208
                                                                 --------             --------

         Total Current Assets                                       7,914                6,322
                                                                 --------             --------

   Property and Equipment, Net                                     20,248               19,410
                                                                 --------             --------

   Investment in Limited Partnership                                  149                  142
                                                                 --------             --------
OTHER ASSETS:

   Liquor licenses, net                                               345                  347
   Notes and mortgages receivable, net                                 37                   44
   Deferred tax asset                                                 600                  492
   Leasehold purchases                                              1,969                2,085
   Other                                                            1,424                1,495
                                                                 --------             --------

         Total Other Assets                                         4,375                4,463
                                                                 --------             --------

         Total Assets                                            $ 32,686             $ 30,337
                                                                 ========             ========

                  FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                MARCH 29, 2008 (UNAUDITED) AND SEPTEMBER 29, 2007
                                 (In Thousands)

                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           March 29, 2008   September 29, 2007
                                                           --------------   ------------------
CURRENT LIABILITIES:

   Accounts payable and accrued expenses                         $  3,858             $  3,666
   Income taxes payable                                                --                  331
   Due to franchisees                                                 322                  312
   Current portion of long term debt                                  172                  196
   Deferred revenues                                                   39                   45
   Deferred rent                                                       18                   17
                                                                 --------             --------

         Total Current Liabilities                                  4,409                4,567
                                                                 --------             --------

Long Term Debt, Net of Current Maturities                           4,836                4,922
Line of Credit                                                      1,562                  962

Deferred Rent, Net of Current Portion                                 223                  232

Minority Interest in Equity of
   Consolidated Limited Partnerships                                8,935                7,570

Commitments, Contingencies and
   Subsequent Events

Stockholders' Equity:
   Common stock, $.10 par value, 5,000,000
      shares authorized; 4,197,642 shares issued                      420                  420
   Capital in excess of par value                                   6,240                6,240
   Retained earnings                                               11,986               11,331
   Treasury stock, at cost, 2,309,109 shares
      at March 29, 2008 and 2,306,909
      shares at September 29, 2007                                 (5,925)              (5,907)
                                                                 --------             --------

      Total Stockholders' Equity                                   12,721               12,084
                                                                 --------             --------

      Total Liabilities and Stockholders' Equity                 $ 32,686             $ 30,337
                                                                 ========             ========

See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE TWENTY SIX WEEKS ENDED MARCH 29, 2008 AND MARCH 31, 2007
                                 (In Thousands)

                                                           March 29, 2008     March 31, 2007
                                                           --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                     $   655            $   656
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                 1,061                987
      Amortization of leasehold purchases                             116                 92
      Loss on abandonment of property and equipment                     8                 23
      Deferred income tax                                             (59)                34
      Deferred rent                                                    (8)                20
      Minority interest in earnings (loss) of
         consolidated limited partnerships                            (58)               311
      Income from unconsolidated limited partnership                  (13)                (4)
      Recognition of deferred revenue                                  (6)                (5)
      Changes in operating assets and liabilities:
         (increase) decrease in
            Due from franchisees                                      354                357
            Other receivables                                         (66)               175
            Prepaid income taxes                                      (76)                --
            Inventories                                                46               (168)
            Prepaid expenses                                          299               (478)
            Other assets                                               34               (179)
         Increase (decrease) in:
            Accounts payable and accrued expenses                     192              1,116
            Income taxes payable                                     (331)              (172)
            Due to franchisees                                         10                232
                                                                  -------            -------
   Net cash provided by operating activities                        2,158              2,997
                                                                  -------            -------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Collection on notes and mortgages receivable                      6                  5
      Purchase of property and equipment                           (1,955)            (1,738)
      Purchase of leasehold interests                                  --               (955)
      Purchase of assets of franchised restaurant                      --               (100)
      Proceeds from sale of fixed assets                               85                 92
      Proceeds from sale of marketable securities                      --                381
      Distributions from unconsolidated limited partnerships            6                 --
      Proceeds from insurance settlement                               --                112
                                                                  -------            -------
   Net cash used in investing activities                           (1,858)            (2,203)
                                                                  -------            -------

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE TWENTY SIX WEEKS ENDED MARCH 29, 2008 AND MARCH 31, 2007
                                 (In Thousands)

                                   (Continued)

                                                           March 29, 2008     March 31, 2007
                                                           --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Payment of long term debt                                      (110)              (890)
      Proceeds from long term debt                                     --                960
      Proceeds from line of credit                                    600              1,200
      Purchase of treasury stock                                      (18)                (9)
      Purchase of minority limited partnership interest              (120)                --
      Distributions to limited partnership                           (480)              (418)
         minority partners
      Proceeds from limited partnership interests                   2,025*                --
      Proceeds from exercise of stock options                          --                 34
                                                                  -------            -------

   Net cash provided by financing activities                        1,897                877
                                                                  -------            -------

   Net Increase in Cash and Cash Equivalents                        2,197              1,671

         Beginning of Period                                        2,223              1,698
                                                                  -------            -------

         End of Period                                            $ 4,420            $ 3,369
                                                                  =======            =======

Supplemental Disclosure for Cash Flow Information:
      Cash paid during period for:
         Interest                                                 $   241            $   258
                                                                  =======            =======
         Income taxes                                             $   816            $   497
                                                                  =======            =======

Supplemental Disclosure of Non-Cash Investing and
Financing Activities:
         Purchase of real property in exchange for debt                --            $   250
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

 See accompanying notes to unaudited condensed consolidated financial statements

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 29, 2008

(1) BASIS OF PRESENTATION:

The accompanying financial information for the periods ended March 29, 2008 and March 31, 2007 are unaudited. Financial information as of September 29, 2007 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 29, 2007. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(4) RECENT ACCOUNTING PRONOUNCEMENTS:

In March 2008, the FASB issued Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161") to enhance disclosures about an entity's derivative and hedging activities. SFAS 161 is effective for all financial statements issued in fiscal years and interim periods beginning after November 15, 2008 and early application is encouraged. SFAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoption. As we do not currently engage in derivative transactions or hedging activities, we do not anticipate any significant financial statement disclosure impact as a result of our evaluation of SFAS 161.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for the fiscal years beginning after December 15, 2008 and will be adopted by us for any acquisitions after September 27, 2009.

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

(5) INVESTMENT IN LIMITED PARTNERSHIP:

Davie, Florida

We are the sole general partner and a 48% limited partner in this limited partnership which owns the restaurant in Davie, Florida. 9.5% of the remaining limited partnership interest is owned by persons who are either officers, directors or their family members. During the second quarter of fiscal year 2008, the limited partnership continued its renovations and upgrades to the business premises. We anticipate that this location will be open for business as a "Flanigan's Seafood Bar and Grill" restaurant during the fourth quarter of fiscal year 2008. During the twenty six weeks ended March 29, 2008, the limited partnership which owns the Davie, Florida restaurant completed its private offering, raising the sum of $3,875,000, of which $1,850,000 represents our investment. We did not advance any funds to this limited partnership in excess of our investment. As of March 29, 2008 we still held $1,816,000 in funds from the private offering, which we anticipate will be sufficient to complete the renovations and upgrades to the Davie, Florida restaurant and provide working capital.

(6) LINE OF CREDIT:

Under a secured line of credit with a third party financial institution we are able to borrow up to $2,600,000. As of March 29, 2008, the amount outstanding under the line of credit was $1,562,000, with a remaining availability of $1,038,000. During the second quarter of fiscal year 2008, we made no draws on our line of credit and paid monthly installments of interest payments, with no principal payments. During the third quarter of fiscal year 2008, we extended the maturity date of our secured line of credit from January 2, 2009 to April 2, 2009.

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

(8) STOCK OPTION PLANS:

We have two stock option plans under which qualified stock options may be granted to our officers and other employees. Under these plans, the exercise price for the qualified stock options must be at least 110% of the fair market value of the Company's Common Stock on the date the options are granted. In general, options granted under our stock option plans expire after a five (5) year period and generally vest no later than one (1) year from the date of grant. As of March 29, 2008, options to acquire 49,400 shares were outstanding at an average exercise price of $6.31 per share. Under the plans, options to acquire an aggregate of 45,000 shares are available for grant.

No stock options were granted during the twenty six weeks ended March 29, 2008, nor were stock options granted during the twenty six weeks ended March 31, 2007.

There were no stock option exercises during the twenty six weeks ended March 29, 2008. Stock option exercises during the twenty six weeks ended March 31, 2007 resulted in cash inflow to the Company of $34,000. The corresponding intrinsic value as of the exercise date of the 5,050 stock options exercised during the twenty six weeks ended March 31, 2007 was $22,000.

Stock option activity during the twenty six weeks ended March 29, 2008 was as follows:

                                                                Weighted Average
                                                Total Options    Exercise Price
                                                -------------   ----------------
Outstanding at September 29, 2007                   50,300            $  6.31

   Granted                                              --                 --
   Exercised                                            --                 --
   Expired                                             900            $  6.14
                                                   -------            -------

Outstanding at March 29, 2008                       49,400            $  6.31
                                                   =======            =======

Options exercisable at March 29, 2008               49,400            $  6.31
                                                   =======            =======

The weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at March 29, 2008 was approximately 1.0 year. The aggregate intrinsic value of options outstanding and stock options exercisable at March 29, 2008 was approximately $86,000.

(9) ACQUISITIONS:

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors, during the second quarter ended March 29, 2008, we purchased 1,000 shares of our common stock on the open market for an aggregate purchase price of $8,204. During the twenty six weeks ended March 29, 2008, we purchased 2,200 shares of our common stock for an aggregate purchase price of $17,804. Of the shares purchased, we purchased 1,000 shares of our common stock on the open market for an aggregate purchase price of $8,204 and 1,200 shares of our common stock in a private transaction from the Joseph G. Flanigan Charitable Foundation for a purchase price of $9,600.

Purchase of Limited Partnership Interests

During the second quarter of our fiscal year 2008, we purchased from a limited partner (not a family member of any of our directors or officers) limited partnership interests of 0.76% to 2.76% in our limited partnerships, with the only exception being CIC Investors #55, Ltd., which limited partnership owns the Davie, Florida restaurant, for $120,000.

(10) COMMITMENTS AND CONTINGENCIES:

Guarantees

We guarantee various leases for franchisees, limited partnerships that own restaurants and locations sold in prior years. Remaining rental commitments required under these leases are approximately $2,674,000. In the event of a default under any of these agreements, we will have the right to repossess the premises and operate the business to recover amounts paid under the guarantee either by liquidating assets or operating the business.

Litigation

We own the building where our corporate offices are located. On April 16, 2001, we filed suit against the owner of the adjacent shopping center to determine our right to non-exclusive parking in the shopping center. During fiscal year 2007, the appellate court affirmed and upon re-hearing, again affirmed the granting of a summary judgment in favor of the shopping center. The seller from whom we purchased the building was named as a defendant in the lawsuit and is currently asserting a claim against us for reimbursement of its attorneys' fees and costs resulting from the litigation. We dispute the seller's entitlement to reimbursement of its attorney's fees and costs and are appealing the ruling against us by the trial court. We are also disputing the amount of the seller's claim as excessive.

During fiscal year 2007, we and the limited partnership which owns the restaurant in Pinecrest, Florida filed suit against the limited partnership's landlord. We are the sole general partner and a 39% limited partner in this limited partnership. We are seeking to recover the cost of structural repairs to the business premises we paid, as we believe these structural repairs were the landlord's responsibility under the lease. The lawsuit, in addition to attempting to recover the amounts expended by us for structural repairs is also attempting to recover the rent paid by the limited partnership while the repairs were occurring. The claim also includes a request by the limited partnership for the court to determine if the limited partnership has the exclusive right to the use of a pylon sign which was formerly in front of the business premises before being removed by the landlord and to require the landlord to re-construct the same, at its cost. The landlord filed its answer to the complaint denying liability for structural repairs to the business premises, denying any obligation to reimburse the limited partnership for any rent paid while structural repairs occurred and denying the limited partnership's right to use the pylon sign which it removed. The lawsuit is in the discovery stage.

(11) BUSINESS SEGMENTS:

We operate principally in two reportable segments - package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks and twenty six weeks ended March 29, 2008 and March 31, 2007, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash, notes and mortgages receivable, real property, improvements, furniture, equipment and vehicles. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

                                                                  Thirteen Weeks   Thirteen Weeks
                                                                      Ending           Ending
                                                                  March 29, 2008   March 31, 2007
                                                                  --------------   --------------
Operating Revenues:
   Restaurants                                                       $  13,266        $  12,378
   Package stores                                                        3,400            3,531
   Other revenues                                                          317              395
                                                                     ---------        ---------
      Total operating revenues                                       $  16,983        $  16,304
                                                                     =========        =========

Operating Income Reconciled to Income Before Income
Taxes and Minority Interests in Earnings of Consolidated
Limited Partnerships
   Restaurants                                                       $   1,392        $   1,269
   Package stores                                                          196              202
                                                                     ---------        ---------
                                                                         1,588            1,471
   Corporate expenses, net of other Revenues                              (618)            (661)
                                                                     ---------        ---------
   Operating income                                                        970              810
   Other income (expense)                                                 (100)             (91)
                                                                     ---------        ---------
Income Before Income Taxes and Minority Interests in
Earnings of Consolidated Limited Partnerships                        $     870        $     719
                                                                     =========        =========

Depreciation and Amortization:
   Restaurants                                                       $     442        $     401
   Package stores                                                           70               64
                                                                     ---------        ---------
                                                                           512              465
   Corporate                                                                94               92
                                                                     ---------        ---------
Total Depreciation and Amortization                                  $     606        $     557
                                                                     =========        =========

Capital Expenditures:
   Restaurants                                                       $     487        $   1,295
   Package stores                                                           80              120
                                                                     ---------        ---------
                                                                           567            1,415
   Corporate                                                                77               69
                                                                     ---------        ---------
Total Capital Expenditures                                           $     644        $   1,484
                                                                     =========        =========

                                                                  Twenty Six Weeks   Twenty Six Weeks
                                                                       Ending             Ending
                                                                   March 29, 2008     March 31, 2007
                                                                  ----------------   ----------------
Operating Revenues:
   Restaurants                                                        $   25,303         $   23,495
   Package stores                                                          6,831              7,013
   Other revenues                                                            753                781
                                                                      ----------         ----------
      Total operating revenues                                        $   32,887         $   31,289
                                                                      ==========         ==========

Operating Income Reconciled to Income Before Income
Taxes and Minority Interests in Earnings of Consolidated
Limited Partnerships
   Restaurants                                                        $    1,982         $    2,172
   Package stores                                                            341                382
                                                                      ----------         ----------
                                                                           2,323              2,554
   Corporate expenses, net of other Revenues                              (1,173)            (1,032)
                                                                      ----------         ----------
   Operating income                                                        1,150              1,522
   Other income (expense)                                                   (204)              (188)
                                                                      ----------         ----------
Income Before Income Taxes and Minority Interests in
Earnings of Consolidated Limited Partnerships                         $      946         $    1,334
                                                                      ==========         ==========

Depreciation and Amortization:
   Restaurants                                                        $      860         $      775
   Package stores                                                            132                123
                                                                      ----------         ----------
                                                                             992                898
   Corporate                                                                 185                181
                                                                      ----------         ----------
Total Depreciation and Amortization                                   $    1,177         $    1,079
                                                                      ==========         ==========

Capital Expenditures:
   Restaurants                                                        $    1,656         $    2,454
   Package stores                                                            136                200
                                                                      ----------         ----------
                                                                           1,792              2,654
   Corporate                                                                 163                390
                                                                      ----------         ----------
Total Capital Expenditures                                            $    1,955         $    3,044
                                                                      ==========         ==========

                                                       March 29,   September 29,
                                                          2008         2007
                                                       ---------   -------------
Identifiable Assets:
   Restaurants                                         $  18,756     $  18,202
   Package store                                           3,650         3,577
                                                       ---------     ---------
                                                          22,406        21,779
   Corporate                                              10,280*        8,558
                                                       ---------     ---------
Consolidated Totals                                    $  32,686     $  30,337
                                                       =========     =========

* includes $1,816,000 as the balance raised through the private offering by the limited partnership which owns the Davie, Florida location.

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

OVERVIEW

At March 29, 2008, we (i) operated 22 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional six units, consisting of two restaurants, (one of which we operate) and four combination restaurants/package stores. The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit;
(ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of March 29, 2008 and as compared to March 31, 2007 and September 29, 2007. With the exception of one restaurant we operate under the name "The Whale's Rib" and in which we do not have an ownership interest, all of the restaurants operate under our service mark "Flanigan's Seafood Bar and Grill" and all of the package liquor stores operate under our service mark "Big Daddy's Liquors".

                                               March 29,   September   March 31,
Types of Units                                   2008      29, 2007       2007
--------------                                 ---------   ---------   ---------
Company Owned:
   Combination package and restaurant              4           4           4
   Restaurant only                                 3           3           3
   Package store only                              5           5           5

Company Operated Restaurants Only:
   Limited Partnerships                            8           7           7 (1)
   Franchise                                       1           1           1 (2)
   Unrelated Third Party                           1           1           1

Company Owned Club:                                1           1           1

Total Company Owned/Operated Units                23          22          22
Franchised Units                                   6           6           6 (2)

Notes:

(1) Includes a restaurant located in Pembroke Pines, Florida which is owned by a limited partnership in which we are the sole general partner and own 16% of the limited partnership interest and commenced operating on October 29, 2007.

(2) We operate a restaurant for one (1) franchisee. This unit is included in the table both as a franchised restaurant, as well as a restaurant operated by the Company.

RESULTS OF OPERATIONS

                                                     Thirteen Weeks Ended
                                          March 29, 2008              March 31, 2007
                                   ---------------------------   ------------------------
                                       Amount                        Amount
                                   --------------                --------------
                                   (In thousands)    Percent     (In thousands)   Percent
                                   --------------   ----------   --------------   -------
Restaurant food sales                 $  10,785        64.71        $  10,029       63.04
Restaurant bar sales                      2,481        14.89            2,349       14.77
Package store sales                       3,400        20.40            3,531       22.19
                                      ---------       ------        ---------     -------

   Total Sales                        $  16,666       100.00        $  15,909      100.00

Franchise related revenues                  211                           308
Owner's fee                                  49                            40
Other operating income                       57                            47
                                      ---------                     ---------

   Total Revenue                      $  16,983                     $  16,304
                                      =========                     =========

                                                   Twenty Six Weeks Ended
                                          March 29, 2008              March 31, 2007
                                   ---------------------------   ------------------------
                                       Amount                        Amount
                                   --------------                --------------
                                   (In thousands)    Percent     (In thousands)   Percent
                                   --------------   ----------   --------------   -------
Restaurant food sales                 $  20,532        63.89        $  19,059       62.47
Restaurant bar sales                      4,771        14.85            4,436       14.54
Package store sales                       6,831        21.26            7,013       22.99
                                      ---------       ------        ---------     -------

   Total Sales                        $  32,134       100.00        $  30,508      100.00

Franchise related revenues                  542                           608
Owner's fee                                 115                            80
Other operating income                       96                            93
                                      ---------                     ---------

   Total Revenue                      $  32,887                     $  31,289
                                      =========                     =========

Franchise Financial Arrangement: In exchange for our providing management and related services to our franchisees and granting them the right to use our service marks "Flanigan's Seafood Bar and Grill" and "Big Daddy's Liquors", our franchisees (five of which are franchised to members of the family of our Chairman of the Board, officers and/or directors), are required to (i) pay to us a royalty equal to 1% of gross package sales and 3% of gross restaurant sales; and (ii) make advertising expenditures equal to between 1.5% to 3% of all gross sales based upon our actual advertising costs allocated between stores, pro-rata, based upon gross sales.

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method. In general, until the investors' cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (1/2) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (1/2) of cash available to the limited partnership, with the other one half (1/2) of available cash distributed to the investors (including us and our affiliates). As of March 29, 2008, limited partnerships owning three (3) restaurants have returned all cash invested and we receive an annual management fee equal to one-half (1/2) of the cash available for distribution by the limited partnership. In addition to its receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark "Flanigan's Seafood Bar and Grill".

Comparison of Thirteen Weeks Ended March 29, 2008 and March 31, 2007.
---------------------------------------------------------------------

Revenues. Total revenue for the thirteen weeks ended March 29, 2008 increased $679,000 or 4.16% to $16,983,000 from $16,304,000 for the thirteen weeks ended
March 31, 2007. This increase resulted from sales from two restaurant locations, the Pembroke Pines, Florida limited partnership owned restaurant ($928,000) which was opened after March 31, 2007, and the Company owned Lake Worth, Florida restaurant ($389,000), which was opened on March 4, 2007, offset by the decline in same store restaurant food and bar sales. Prior to March 4, 2007, the Lake Worth, Florida restaurant was franchised by the Company. The Lake Worth, Florida restaurant generated $146,000 of revenues during the thirteen weeks ended March 31, 2007. Without giving effect to the revenues generated from the Pembroke Pines, Florida restaurant, ($928,000), and the increased revenue generated from the Lake Worth, Florida restaurant, ($243,000), total revenue for the thirteen weeks ended March 29, 2008 would have decreased $492,000 or 3.02% to $15,812,000 from $16,304,000 for the thirteen weeks ended March 31, 2007. The Pembroke Pines, Florida restaurant opened for business on October 29, 2007.

      Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants totaled $10,785,000 for the thirteen weeks ended March 29, 2008 as compared to $10,029,000 for the thirteen weeks ended March 31, 2007. The increase in restaurant food sales is due to sales from the Pembroke Pines, Florida and Lake Worth, Florida restaurants. The Pembroke Pines, Florida and Lake Worth, Florida locations generated $783,000 and $308,000 of revenues, respectively, from the sale of food during the thirteen weeks ended March 29, 2008, while the Lake Worth, Florida restaurant generated $119,000 of revenue from the sale of food during the thirteen weeks ended March 31, 2007. Without giving effect to the revenue generated from the Pembroke Pines, Florida restaurant, ($783,000), and the increased revenue generated from the Lake Worth, Florida restaurant, ($189,000), revenue from the sale of food for the thirteen weeks ended March 29, 2008 would have decreased $216,000 or 2.15% to $9,813,000 from $10,029,000 for the thirteen weeks ended March 31, 2007. Comparable weekly restaurant food sales (for restaurants open for all of the second quarter of our fiscal year 2008 and the second quarter of our fiscal year 2007, which consists of six restaurants owned by us and seven restaurants owned by affiliated limited partnerships) was $716,000 and $732,000 for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively, a decrease of 2.19%. Comparable weekly restaurant food sales for Company owned restaurants only was $329,000 and $322,000 for the second quarter of our fiscal year 2008 and the second quarter of our fiscal year 2007, respectively, an increase of 2.17%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $388,000 and $410,000 for the second quarter of our fiscal year 2008 and the second quarter of our fiscal year 2007, respectively, a decrease of 5.37%. We anticipate that restaurant food sales will continue to increase through our fiscal year 2008 due to, among other things, the operation of the Pembroke Pines, Florida limited partnership owned restaurant through the balance of our fiscal year 2008 and the expected opening of the Davie, Florida restaurant during the fourth quarter of our fiscal year 2008, offset by a decline in same store restaurant food sales.

      Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $2,481,000 for the thirteen weeks ended March 29, 2008 as compared to $2,349,000 for the thirteen weeks ended March 31, 2007. The increase in restaurant bar sales is due to sales from the Pembroke Pines, Florida and Lake Worth, Florida restaurants. The Pembroke Pines, Florida and Lake Worth, Florida locations generated $145,000 and $81,000 of revenues from restaurant bar sales during the thirteen weeks ended March 29, 2008, respectively, while the Lake Worth, Florida restaurant generated $28,000 of revenue from restaurant bar sales during the thirteen weeks ended March 31, 2007. Without giving effect to the revenue from restaurant bar sales generated from the Pembroke Pines, Florida restaurant, ($145,000), and the increased revenue from restaurant bar sales generated from the Lake Worth, Florida restaurant, ($53,000), revenue from restaurant bar sales for the thirteen weeks ended March 29, 2008 would have decreased $66,000 or 2.81% to $2,283,000 from $2,349,000 for the thirteen weeks ended March 31, 2007. Comparable weekly restaurant bar sales (for restaurants open for all of the second quarter of our fiscal year 2008 and the second quarter of our fiscal year 2007, which consists of six restaurants owned by us and seven restaurants owned by affiliated limited partnerships) was $173,000 and $179,000 for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively, a decrease of 3.35%. Comparable weekly restaurant bar sales for Company owned restaurants only was $72,000 and $71,000 for the second quarter of our fiscal year 2008 and the second quarter of our fiscal year 2007, respectively, an increase of 1.41%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $100,000 and $108,000 for the second quarter of our fiscal year 2008 and the second quarter of our fiscal year 2007, respectively, a decrease of 7.41%. We anticipate that restaurant bar sales will continue to increase through our fiscal year 2008 due to, among other things, the operation of the Pembroke Pines, Florida restaurant through the balance of our fiscal year 2008 and the expected opening of the Davie, Florida restaurant during the fourth quarter of our fiscal year 2008, offset by a decline in same store restaurant bar sales.

      Package Store Sales. Revenue generated from sales of liquor and related items at package stores totaled $3,400,000 for the thirteen weeks ended March 29, 2008 as compared to $3,531,000 for the thirteen weeks ended March 31, 2007, a decrease of 3.71%. The weekly average of same store package store sales was $262,000 and $272,000 for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively, a decrease of 3.68%. The decrease was primarily due to increased competition. Package store sales are expected to decline through the balance of our fiscal year 2008. Increased competition has had a greater adverse impact upon package store sales when customers routinely make larger volume purchases, which historically have been more likely to occur during the first and second quarters of our fiscal year.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended March 29, 2008 increased $519,000 or 3.35% to $16,013,000 from $15,494,000 for the thirteen weeks ended March 31, 2007. The increase was primarily due to expenses related to the operation of the Pembroke Pines, Florida and Lake Worth, Florida restaurants and to a lesser extent a general increase in food costs. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2008 due to, among other things, the expected opening of the Davie, Florida restaurant during the fourth quarter of fiscal year 2008. Operating costs and expenses decreased as a percentage of total sales to approximately 94.29% in the second quarter of our fiscal year 2008 from 95.03% in the second quarter of our fiscal year 2007.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

      Restaurant Food and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended March 29, 2008 increased to $8,863,000 from $8,198,000 for the thirteen weeks ended March 31, 2007. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), increased to 66.81% for the thirteen weeks ended March 29, 2008 compared to 66.23% for the thirteen weeks ended March 31, 2007. The increase in our gross profit margin for restaurant and bar sales for the second quarter of our fiscal year 2008 was primarily due to menu price increases instituted at the end of the first quarter of our fiscal year 2008, introduction of lower cost menu items and a decrease in the cost of ribs during calendar year 2008.

      Package Store Sales. Gross profit for package store sales for the thirteen weeks ended March 29, 2008 decreased to $1,004,000 from $1,012,000 for the thirteen weeks ended March 31, 2007. Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), was 29.53% for the thirteen weeks ended March 29, 2008 compared to 28.66% for the thirteen weeks ended March 31, 2007. The increase in our gross profit margin, (0.87%), was primarily due to the purchase of "close out" and inventory reduction merchandise from wholesalers. We anticipate the gross profit margin for package store sales to decrease throughout the balance of our fiscal year 2008 as we do not expect to be able to purchase "close out" and inventory reduction merchandise from wholesalers to the same extent that we were able to make such purchases during the first and second quarters of our fiscal year 2008.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended March 29, 2008 increased $368,000 or 8.10% to $4,910,000 from $4,542,000 for the thirteen weeks ended March 31, 2007. This increase is primarily attributable to the Pembroke Pines, Florida and Lake Worth, Florida restaurants. We anticipate that our payroll costs and related expenses will continue to increase through our fiscal year 2008 due to, among other things, the operation of the Pembroke Pines, Florida restaurant through the balance of our fiscal year 2008 and the expected opening of the Davie, Florida restaurant during the fourth quarter of fiscal year 2008. Payroll and related costs as a percentage of total sales was 28.91% in the second quarter of our fiscal year 2008 and 27.86% of total sales in the second quarter of our fiscal year 2007. This increase as a percentage of sales was primarily due to the need to pay higher wages to attract and retain employees.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended March 29, 2008 increased $41,000 or 4.21% to $1,015,000 from $974,000 for the thirteen weeks ended March 31, 2007. This increase is due to, (i) rental payments for the Lake Worth, Florida restaurant for the entire second quarter of our fiscal year 2008, ($21,000), as compared to one month for the second quarter of our fiscal year 2007, ($7,000); and (ii) increases in real property taxes and common area maintenance, which generally includes a pro-rata share of property insurance for units located within shopping centers. We anticipate that our occupancy costs will stabilize throughout the balance of our fiscal year 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended March 29, 2008 decreased $10,000 or 0.30% to $3,289,000 from $3,279,000 for the thirteen weeks ended March 31, 2007. Selling, general and administrative expenses decreased as a percentage of total sales in the second quarter of our fiscal year 2008 to 19.37% as compared to 20.11% in the second quarter of our fiscal year 2007. This decrease is primarily attributable to reduced advertising by the Company and increased advertising credits and rebates from our food distributor, which offset the increase in other selling, general and administrative expenses primarily attributable to the operation of the Pembroke Pines, Florida and Lake Worth, Florida restaurants and an overall increase in expenses. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2008 due to, among other things, the operation of our Pembroke Pines, Florida restaurant throughout the balance of our fiscal year 2008, the expected opening of the Davie, Florida restaurant during the fourth quarter of fiscal year 2008 and the continuation of an overall increase in expenses.

Depreciation. Depreciation for the thirteen weeks ended March 29, 2008 and March 31, 2007 was $606,000 and $557,000 respectively. As a percentage of revenue, depreciation expense was 3.57% of revenue in the thirteen weeks ended March 29, 2008 and 3.42% of revenue in the thirteen weeks ended March 31, 2007.

Other Income and Expense. Other income and expenses was an expense of $100,000 for the thirteen weeks ended March 29, 2008, as compared to an expense of $91,000 for the thirteen weeks ended March 31, 2007. Other income and expense for the thirteen weeks ended March 29, 2008 includes interest expense of $121,000, as compared to interest expense of $125,000 for the thirteen weeks ended March 31, 2007.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended March 29, 2008 decreased $4,000 to $121,000 from $125,000 for the thirteen weeks ended March 31, 2007.

Net Income. Net income for the thirteen weeks ended March 29, 2008 increased $138,000 or 41.57% to $470,000 from $332,000 for the thirteen weeks ended March 31, 2007. As a percentage of sales, net income for the second quarter of our fiscal year 2008 is 2.77%, as compared to 2.04% in the second quarter of our fiscal year 2007. The increase in net income as a percentage of sales (0.73%) is primarily due to higher gross profit in both our restaurant and package liquor store divisions, improved control over expenses, offset by our share of the pre-opening expenses associated with the Davie, Florida restaurant, ($33,000) during the second quarter of fiscal year 2008. During the second quarter of fiscal year 2007, we had pre-opening expenses associated with the Pembroke Pines, Florida restaurant, ($45,000), and the Davie, Florida restaurant, ($56,000), which adversely affected net income.

Comparison of Twenty Six Weeks Ended March 29, 2008 and March 31, 2007.
-----------------------------------------------------------------------

Revenues. Total revenue for the twenty six weeks ended March 29, 2008 increased $1,598,000 or 5.11% to $32,887,000 from $31,289,000 for the twenty six weeks ended March 31, 2007. This increase resulted from sales from two restaurant locations, the Pembroke Pines, Florida limited partnership owned restaurant ($1,675,000) which was opened after March 31, 2007, and the Company owned Lake Worth, Florida restaurant ($797,000), which was opened on March 4, 2007, offset by the decline in same store restaurant food and bar sales. Prior to March 4, 2007, the Lake Worth, Florida restaurant was franchised by the Company. The Lake Worth, Florida restaurant generated $147,000 of revenue during the twenty six weeks ended March 31, 2007. Without giving effect to the revenue generated from the Pembroke Pines, Florida restaurant, ($1,675,000), and the increased revenue generated from the Lake Worth, Florida restaurant, ($650,000), total revenue for the twenty six weeks ended March 29, 2008 would have decreased $727,000 or 2.32% to $30,562,000 from $31,289,000 for the twenty six weeks ended March 31, 2007. The Pembroke Pines, Florida restaurant opened for business on October 29, 2007.

Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants totaled $20,532,000 for the twenty six weeks ended March 29, 2008 as compared to $19,059,000 for the twenty six weeks ended March 31, 2007. The increase in restaurant food sales is due to sales from the Pembroke Pines, Florida and Lake Worth, Florida restaurants. The Pembroke Pines, Florida and Lake Worth, Florida locations generated $1,403,000 and $644,000 of revenues, respectively, from the sale of food during the twenty six weeks ended March 29, 2008, while the Lake Worth, Florida restaurant generated $119,000 of revenue from the sale of food during the twenty six weeks ended March 31, 2007. Without giving effect to the revenue generated from the Pembroke Pines, Florida restaurant, ($1,403,000), and the increased revenue generated from the Lake Worth, Florida restaurant, ($525,000), revenue from the sale of food for the twenty six weeks ended March 29, 2008 would have decreased $455,000 or 2.39% to $18,604,000 from $19,059,000 for the twenty six weeks ended March 31, 2007. Comparable weekly restaurant food sales (for restaurants open for all of the twenty six weeks ended March 29, 2008 and the twenty six weeks ended March 31, 2007, which consists of six restaurants owned by us and seven restaurants owned by affiliated limited partnerships) was $696,000 and $713,000 for the twenty six weeks ended March 29, 2008 and March 31, 2007, respectively, a decrease of 2.38%. Comparable weekly restaurant food sales for Company owned restaurants only was $306,000 and $302,000 for the twenty six weeks ended March 29, 2008 and the twenty six weeks ended March 31, 2007, respectively, an increase of 1.32%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $390,000 and $411,000 for the twenty six weeks ended March 29, 2008 and the twenty six weeks ended March 31, 2007, respectively, a decrease of 5.11%. We anticipate that restaurant food sales will continue to increase through our fiscal year 2008 due to, among other things, the operation of the Pembroke Pines, Florida restaurant through the balance of our fiscal year 2008 and the expected opening of the Davie, Florida restaurant during the fourth quarter of our fiscal year 2008, offset by a decline in same store restaurant food sales.

      Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $4,771,000 for the twenty six weeks ended March 29, 2008 as compared to $4,436,000 for the twenty six weeks ended March 31, 2007. The increase in restaurant bar sales is due to sales from the Pembroke Pines, Florida and Lake Worth, Florida restaurants. The Pembroke Pines, Florida and Lake Worth, Florida locations generated $272,000 and $153,000 of revenues from restaurant bar sales during the twenty six weeks ended March 29, 2008, respectively, while the Lake Worth, Florida restaurant generated $28,000 of revenue from restaurant bar sales during the twenty six weeks ended March 31, 2007. Without giving effect to the revenue from restaurant bar sales generated from the Pembroke Pines, Florida restaurant, ($272,000), and the increased revenue from restaurant bar sales generated from the Lake Worth, Florida restaurant, ($125,000), revenue from restaurant bar sales for the twenty six weeks ended March 29, 2008 would have decreased $62,000 or 1.40% to $4,374,000 from

$4,436,000 for the twenty six weeks ended March 31, 2007. Comparable weekly restaurant bar sales (for restaurants open for all of the twenty six weeks ended March 29, 2008 and the twenty six weeks ended March 31, 2007, which consists of six restaurants owned by us and seven restaurants owned by affiliated limited partnerships) was $167,000 and $170,000 for the twenty six weeks ended March 29, 2008 and March 31, 2007, respectively, a decrease of 1.77%. Comparable weekly restaurant bar sales for Company owned restaurants only was $69,000 and $67,000 for the twenty six weeks ended March 29, 2008 and the twenty six weeks ended March 31, 2007, respectively, an increase of 2.99%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $98,000 and $103,000 for the twenty six weeks ended March 29, 2008 and the twenty six weeks ended March 31, 2007, respectively, a decrease of 4.85%. We anticipate that restaurant bar sales will continue to increase through our fiscal year 2008 due to, among other things, the operation of the Pembroke Pines, Florida restaurant through the balance of our fiscal year 2008 and the expected opening of the Davie, Florida restaurant during the fourth quarter of our fiscal year 2008, offset by a decline in same store restaurant bar sales.

      Package Store Sales. Revenue generated from sales of liquor and related items at package stores totaled $6,831,000 for the twenty six weeks ended March 29, 2008 as compared to $7,013,000 for the twenty six weeks ended March 31, 2007, a decrease of 2.60%. The weekly average of same store package store sales was $263,000 and $270,000 for the twenty six weeks ended March 29, 2008 and March 31, 2007, respectively. The decrease was primarily due to increased competition. Package store sales are expected to decline through the balance of our fiscal year 2008. Increased competition has had a greater adverse impact upon package store sales when customers routinely make larger volume purchases, which historically have been more likely to occur during the first and second quarters of our fiscal year.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the twenty six weeks ended March 29, 2008 increased $1,970,000 or 6.62% to $31,737,000 from $29,767,000 for the twenty six weeks ended March 31, 2007. The increase was primarily due to expenses related to the operation of the Pembroke Pines, Florida and Lake Worth, Florida restaurants and to a lesser extent a general increase in food costs. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2008 due to, among other things, the expected opening of the Davie, Florida restaurant during the fourth quarter of fiscal year 2008. Operating costs and expenses increased as a percentage of total sales to approximately 96.50% for the twenty six weeks ended March 29, 2008 from 95.14% for the twenty six weeks ended March 31, 2007.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

      Restaurant Food and Bar Sales. Gross profit for food and bar sales for the twenty six weeks ended March 29, 2008 increased to $16,830,000 from $15,500,000 for the twenty six weeks ended March 31, 2007. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), increased to 66.51% for the twenty six weeks ended March 29, 2008 compared to 65.97% for the twenty six weeks ended March 31, 2007. This increase in gross profit for restaurant and bar sales for the twenty six weeks ended March 29, 2008 was primarily due to menu price increases instituted at the end of the first quarter of our fiscal year 2008, introduction of lower cost menu items and a decrease in the cost of ribs during calendar year 2008.

      Package Store Sales. Gross profit for package store sales for the twenty six weeks ended March 29, 2008 increased to $1,970,000 from $1,950,000 for the twenty six weeks ended March 31, 2007. Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), was 28.84% for the twenty six weeks ended March 29, 2008 compared to 27.81% for the twenty six weeks ended March 31, 2007. The increase in our gross profit margin, (1.03%), was primarily due to the purchase of "close out" and inventory reduction merchandise from wholesalers. We anticipate the gross profit margin for package store sales to decrease throughout the balance of our fiscal year 2008 as we do not expect to be able to purchase "close out" and inventory reduction merchandise from wholesalers to the same extent that we were able to make such purchases during the twenty six weeks ended March 29, 2008.

Payroll and Related Costs. Payroll and related costs for the twenty six weeks ended March 29, 2008 increased $1,114,000 or 12.95% to $9,718,000 from
$8,604,000 for the twenty six weeks ended March 31, 2007. This increase is primarily attributable to the Pembroke Pines, Florida and Lake Worth, Florida restaurants. We anticipate that our payroll costs and related expenses will continue to increase through our fiscal year 2008 due to, among other things, the operation of the Pembroke Pines, Florida restaurant through the balance of our fiscal year 2008 and the expected opening of the Davie, Florida restaurant during the fourth quarter of fiscal year 2008. Payroll and related costs as a percentage of total sales was 29.55% for the twenty six weeks ended March 29, 2008 and 27.50% of total sales for the twenty six weeks ended March 31, 2007. This increase as a percentage of sales was primarily due to the need to pay higher wages to attract and retain employees.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the twenty six weeks ended March 29, 2008 increased $154,000 or 8.43% to $1,980,000 from $1,826,000 for the twenty six weeks ended March 31, 2007. This increase is due to, (i) rental payments for the entire twenty six weeks ended March 29, 2008 at three additional restaurant locations (Pembroke Pines, Florida, - $72,000, Davie, Florida - $65,000, and Lake Worth, Florida - $42,000), as compared to rental payments for a part of the twenty six weeks ended March 31, 2007 at the same three additional restaurant locations, (Pembroke Pines, Florida - $18,000 (non-cash pre-opening rent) and $35,000 (cash pre-opening rent), Davie, Florida
- $48,000 and Lake Worth, Florida - $7,000): and (ii) increases in real property taxes and common area maintenance, which generally includes a pro-rata share of property insurance for units located within shopping centers. We anticipate that our occupancy costs will stabilize throughout the balance of our fiscal year 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the twenty six weeks ended March 29, 2008 increased $426,000 or 6.78% to $6,705,000 from $6,279,000 for the twenty six weeks ended March 31, 2007. Selling, general and administrative expenses increased as a percentage of total sales for the twenty six weeks ended March 29, 2008 to 20.39% as compared to 20.27% for the twenty six weeks ended March 31, 2007. This increase is attributable to the operation of the Pembroke Pines, Florida and Lake Worth, Florida restaurants and an overall increase in expenses. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2008 due to, among other things, the operation of our Pembroke Pines, Florida restaurant throughout the balance of our fiscal year 2008, the expected opening of the Davie, Florida restaurant during the fourth quarter of fiscal year 2008 and the continuation of an overall increase in expenses, which will not be offset in their entirety by reduced advertising and increased advertising credits and rebates from our food distributor.

Depreciation. Depreciation for the twenty six weeks ended March 29, 2008 and March 31, 2007 was $1,177,000 and $1,079,000 respectively. As a percentage of revenue, depreciation expense was 3.58% of revenue in the twenty six weeks ended March 29, 2008 and 3.45% of revenue in the twenty six weeks ended March 31, 2007.

Other Income and Expense. Other income and expenses was an expense of $204,000 for the twenty six weeks ended March 29, 2008, as compared to an expense of $188,000 for the twenty six weeks ended March 31, 2007. Other income and expense for the twenty six weeks ended March 29, 2008 includes interest expense of $241,000, as compared to interest expense of $258,000 for the twenty six weeks ended March 31, 2007. The decrease in interest expense is attributable to a decreased average balance outstanding on our line of credit during the twenty six weeks ended March 29, 2008.

Interest Expense, Net. Interest expense, net, for the twenty six weeks ended March 29, 2008 decreased $17,000 to $241,000 from $258,000 for the twenty six weeks ended March 31, 2007. This decrease was attributable to a decreased average balance outstanding on our line of credit.

Net Income. Net income for the twenty six weeks ended March 29, 2008 and the twenty six weeks ended March 31, 2007 was approximately equal at $655,000 and $656,000, respectively. As a percentage of sales, net income for the twenty six weeks ended March 29, 2008 is 1.99%, as compared to 2.10% for the twenty six weeks ended March 31, 2007. The decrease in net income as a percentage of sales (-0.11%) is primarily due to our share of the pre-opening expenses associated with the Davie, Florida restaurant, ($36,000) during the twenty six weeks ended March 29, 2008, higher food costs and overall expenses, including electric, gas and real property taxes. During the twenty six weeks ended March 31, 2007, we had pre-opening expenses associated with the Pembroke Pines, Florida restaurant, ($65,000), and the Davie, Florida restaurant, ($56,000), which adversely affected net income.

New Limited Partnership Restaurants

The limited partnership owned restaurant located in Pembroke Pines, Florida opened for business during the first quarter of our fiscal year 2008 (October 29, 2007) and we anticipate that the limited partnership owned restaurant located in Davie, Florida will open for business during the fourth quarter of our fiscal year 2008. As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During the twenty six weeks ended March 29, 2008, we recognized non-cash pre-opening rent in the approximate amount of $6,000 and recognized cash pre-opening rent in the approximate amount of $12,000 for the recently opened Pembroke Pines, Florida restaurant. During the twenty six weeks ended March 29, 2008, we also paid and expensed pre-opening rent in the approximate amount of $67,000 for the currently unopened Davie, Florida restaurant, which is the full rent provided in the lease. During the twenty six weeks ended March 31, 2007, we recognized non-cash pre-opening rent in the approximate amount of $18,000 and recognized cash pre-opening rent in the approximate amount of $35,000 for the recently opened Pembroke Pines, Florida restaurant and in the approximate amount of $48,000 for the currently unopened Davie, Florida restaurant. We are recognizing rent expense on a straight line basis over the term of the lease.

During the twenty six weeks ended March 29, 2008, the limited partnership restaurant in Davie, Florida reported losses of $245,000 primarily due to pre-opening costs, thus contributing to a reduction in the operating income for the twenty six weeks ended March 29, 2008. During the twenty six weeks ended March 31, 2007, the limited partnership restaurant in Pembroke Pines, Florida reported a loss of $65,000 primarily due to pre-opening costs and the limited partnership restaurant in Davie, Florida reported a loss of $56,000 primarily due to pre-opening costs, thus contributing to a reduction in the operating income for the twenty six weeks ended March 31, 2007.

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

Trends

During the next twelve months, we expect continued increases in restaurant sales due primarily to the Pembroke Pines, Florida restaurant being open for the entire twelve month period and the anticipated opening of the new restaurant in Davie, Florida. Same store restaurant food and bar sales are expected to decline over the next twelve month period, with decreases primarily in restaurants in Palm Beach County, Florida and to a lesser extent in Broward County, Florida, offset partially by increases in same store restaurant food and bar sales in Miami-Dade County, Florida, due to our strong name recognition in that county. Package store sales are expected to decrease due primarily to increased competition. Management also expects higher food costs and overall expenses to increase. We are reviewing our food costs and overall expenses looking for ways to reduce and/or control the same, including but not limited to new lower cost menu items and/or ingredients, without sacrificing our food quality and service. During the first quarter of our fiscal year 2007, we raised menu prices to offset the higher food costs and overall expenses. During the first quarter of our fiscal year 2008, we again raised menu prices to offset higher food costs and overall expenses and will continue to do so whenever necessary and wherever competitively possible.

Liquidity and Capital Resources

We fund our operations through cash from operations and borrowings under our line of credit. As of March 29, 2008, we had cash of approximately $4,420,000, an increase of $2,197,000 from our cash balance of $2,223,000 as of September 29, 2007. The increase in cash was due primarily to amounts which have been raised but have not yet been required to be used for expenses by the limited partnership which owns the Davie, Florida location, ($1,816,000).

Cash Flows

The following table is a summary of our cash flows for the twenty six weeks of fiscal years 2008 and 2007.

                                                    Twenty Six Weeks Ended
                                               March 29, 2008   March 31, 2007
                                               --------------   --------------
                                                        (in Thousands)

   Net cash provided by operating activities         $  2,158          $ 2,997
   Net cash used in investing activities               (1,858)          (2,203)
   Net cash provided by financing activities            1,897              877
                                                     --------          -------

   Net Increase in Cash and Cash Equivalents            2,197            1,671

   Cash and Cash Equivalents, Beginning                 2,223            1,698
                                                     --------          -------

   Cash and Cash Equivalents, Ending                 $  4,420          $ 3,369
                                                     ========          =======

We have recently determined that we must retain any earnings for the development and operation of our business and accordingly, we do not intend to pay any cash dividends in the foreseeable future.

Capital Expenditures

We acquired property and equipment of $1,955,000 during the twenty six weeks ended March 29, 2008, including $268,000 for renovations to one (1) existing Company owned restaurant, as compared to

$3,043,000, (of which $250,000 was financed), during the twenty six weeks ended March 31, 2007, which included $802,500 for the purchase of real property and $204,000 for renovations to two (2) existing Company restaurants. During the twenty six weeks ended March 29, 2008, the limited partnership which owns the Davie, Florida restaurant completed its private offering, raising the sum of $3,875,000, of which $1,850,000 represents our investment. We did not advance any funds to this limited partnership in excess of our investment. The funds from the private offering are being used to complete the renovations to the business premises for operation of a "Flanigan's Seafood Bar and Grill" restaurant and provide working capital.

In addition, during the twenty six weeks ended March 31, 2007, we purchased the leasehold interests for the Pembroke Pines, Florida ($305,000), Davie, Florida ($650,000) and Lake Worth, Florida ($45,000) locations, the cost of which is being amortized as additional rent over the life of the lease. The purchase of the leasehold interest for the Lake Worth, Florida location occurred as a part of the purchase of the previously franchised restaurant.

All of the Company owned units require periodic refurbishing in order to remain competitive. Management anticipates the cost of this refurbishment in fiscal year 2008 to be approximately $375,000, of which $268,000 has been spent through March 29, 2008.

Purchase of Limited Partnership Interests

During the second quarter of our fiscal year 2008, we purchased from a limited partner (not a family member of any of our directors or officers) for $120,000 the following percentage interests in the following locations:

------------------------------------------------------------------------------------------------
                              Type of Location                             Percentage Owned by
                             (Restaurant only,                             Company effective as
       Location                 Combo, etc.)       Percentage Acquired          of 3/31/08
------------------------------------------------------------------------------------------------
CIC Investors #13, Ltd.
11415 S Dixie Highway
Pinecrest, FL                 Restaurant only             0.76%                   39.85%
------------------------------------------------------------------------------------------------
CIC Investors #50, Ltd.
17185 Pines Boulevard
Pembroke Pines, FL            Restaurant only             1.06%                   17.23%
------------------------------------------------------------------------------------------------
CIC Investors #60, Ltd.
9516 Harding Avenue
Surfside, FL                  Restaurant only             2.67%                   44.80%
------------------------------------------------------------------------------------------------
CIC Investors #65, Ltd.
2335 State Road 7
Suite 100
Wellington, FL                Restaurant only             1.35%                   27.84%
------------------------------------------------------------------------------------------------
CIC Investors #70, Ltd.
12790 SW 88th Street
Kendall, FL                   Restaurant only             1.03%                   41.03%
------------------------------------------------------------------------------------------------
CIC Investors #75, Ltd.
950 S. Federal Highway
Stuart, FL.                   Restaurant only             1.33%                   13.33%
------------------------------------------------------------------------------------------------
CIC Investors #80, Ltd.
8695 N.W. 12th Street
Miami, Fl.                    Restaurant only             1.82%                   26.91%
------------------------------------------------------------------------------------------------
CIC Investors #95, Ltd.
2460 Weston Road
Weston, FL                    Restaurant only             1.82%                   29.82%
------------------------------------------------------------------------------------------------

Long Term Debt

As of March 29, 2008, we had long term debt of $6,570,000, as compared to $6,741,000 as of March 31, 2007, and $6,080,000 as of September 29, 2007. The
net decrease in long term debt as of March 29, 2008 as compared to long term debt as of March 31, 2007 is primarily attributed to a lesser amount outstanding under our line of credit ($200,000) from an unaffiliated financial institution. The net increase in long term debt as of March 29, 2008 as compared to long term debt as of September 29, 2007 is attributed to the borrowing of $600,000 under our secured line of credit during the first quarter of our fiscal year 2008 to pay the balance of the purchase price for our limited partnership units in the limited partnership which owns the Davie, Florida restaurant.

As of March 29, 2008, the amount outstanding under our secured line of credit was $1,562,000. During the third quarter of fiscal year 2008, we extended the maturity date of our secured line of credit from January 2, 2009 to April 2, 2009.

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended March 29, 2008, March 31, 2007 and our fiscal year ended September 29, 2007.

    Item                      Mar. 29, 2008   Mar. 31, 2007   Sept 29, 2007
    -----                     -------------   -------------   --------------
                                             (in Thousands)

    Current Assets                  $ 7,914         $ 7,620         $ 6,322
    Current Liabilities               4,409           6,091           4,567
                                    -------         -------         -------
    Working Capital                 $ 3,505         $ 1,529         $ 1,755

Working capital as of March 29, 2008 increased by 129.23% from the working capital for the fiscal quarter ending March 31, 2007 and increased by 99.72% from the working capital for the fiscal year ending September 29, 2007. Our working capital improved during the second quarter of our fiscal year 2008 due primarily to the amounts which have been raised but not yet required to be used for expenses by the limited partnership which owns the Davie, Florida restaurant, ($1,816,000). Working capital also continued to improve during the fiscal quarter ending March 29, 2008 due to the minimal demand upon our cash flow for extraordinary items during the fiscal quarter.

We believe that positive cash flow from operations will adequately fund operations and debt reduction through the balance of our fiscal year 2008. During the second quarter of our fiscal year 2008, we contracted for the purchase of a new point of sale system for our package stores, at a cost of approximately $218,000, excluding a surveillance camera system which we estimate will cost an additional $90,000. As of March 29, 2008, we have already paid approximately $166,000 on account of the new point of sale system for our package stores, including the cost to customize and test the new point of sale system. We also paid approximately $50,000 to purchase universal wireless hand-held scanners, which payment is in addition to the contracted amount. We anticipate that this new point of sale system for our package stores will be installed and fully operational by the end of our fiscal year 2008.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements.

Inflation

The primary inflationary factors affecting our operations are food, beverage and labor costs. A large number of restaurant personnel are paid at rates based upon applicable minimum wage and increases in minimum wage directly affect labor costs. To date, inflation has not had a material impact on our operating results, but this circumstance may change in the future if food and fuel costs continue to rise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of March 29, 2008 held no equity securities.

Interest Rate Risk

At March 29, 2008, of the Company's debt arrangements, only borrowings under our line of credit bear interest at a variable annual rate equal to the prime rate of interest. Increases in interest rates may have a material affect upon results of operations, depending upon the outstanding principal balance on our line of credit from time to time.

At March 29, 2008, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

ITEM 4T. CONTROLS AND PROCEDURES

Under the supervision and with the participation of certain members of our management, including our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, we and our management have concluded that, our disclosure controls and procedures at March 29, 2008 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the thirteen weeks ended March 29, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting. Management does not expect that disclosure controls and procedures or internal controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. While management believes that its disclosure controls and procedures provide reasonable assurance that fraud can be detected and prevented, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors, during the second quarter ended March 29, 2008, we purchased 1,000 shares of our common stock on the open market for an aggregate purchase price of $8,204, as follows:

                                       Number of
                                        Shares      Per Share    Purchase
           Date of Purchase            Purchased      Price        Price
           ----------------            ---------    ---------    --------
   2/25/2008                                 100      $  8.64     $   864
   2/29/2008                                 100      $  8.64     $   864
   3/11/2008                                 500      $ 8.088     $ 4,044
   3/13/2008                                 100      $  8.12     $   812
   3/17/2008                                 200      $  8.10     $ 1,620
                                           -----                  -------
   Total:                                  1,000                  $ 8,204

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (a) The 2008 Annual Meeting of Shareholders of the Company was held on February 29, 2008.

      (b) The following nominees, having received the FOR votes set forth opposite their respective names, constituting a plurality of the votes cast at the Annual Meeting for the election of Directors, were duly elected Directors of the Company:

            DIRECTOR                       FOR             WITHHOLD AUTHORITY
--------------------------------     ---------------    ------------------------

August Bucci                             1,571,830                97,818
Germaine M. Bell                         1,657,185                12,463
Patrick J. Flanigan                      1,571,995                97,653

      The terms of office of the following Directors continued after the meeting:

      James G. Flanigan, Jeffrey D. Kastner, Michael B Flanigan, Barbara J. Kronk, Mike Roberts and Christopher O'Neil.

ITEM 6. EXHIBITS

   The following exhibits are filed with this Report:

      Exhibit    Description
     ---------   ------------

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

                       FLANIGAN'S ENTERPRISES, INC.

Date: May 12, 2008     /s/ James G. Flanigan
                       ---------------------------------------------------------
                       JAMES G. FLANIGAN, Chief Executive Officer and President

                       /s/ Jeffrey D. Kastner
                       ---------------------------------------------------------
                       JEFFREY D. KASTNER, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)