Form 10-Q
period 2008-06-30
FLANIGANS ENTERPRISES INC
filed 2008-08-12
CIK 12040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 2008

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

On August 11, 2008, 1,885,833 shares of Common Stock, $0.10 par value per share, were outstanding.

--------------------------------------------------------------------------------

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION.....................................................................................1

     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).............................................1
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME....................................................2
         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS..........................................................4
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS................................................6
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...........................................8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............14
     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................26
     ITEM 4.  CONTROLS AND PROCEDURES............................................................................27

PART II. OTHER INFORMATION.......................................................................................27

     ITEM 1.  LEGAL PROCEEDINGS..................................................................................27
     ITEM 1A.  RISK FACTORS......................................................................................27
     ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........................................28
     ITEM 6. EXHIBITS............................................................................................28

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)

                                                          Thirteen Weeks             Thirty Nine Weeks
                                                              Ended                         Ended
                                                      June 28,       June 30,       June 28,       June 30,
                                                       2008            2007           2008           2007
                                                       ----            ----           ----           ----
REVENUES:
    Restaurant food sales                            $  10,182      $   9,773      $  30,714      $  28,832
    Restaurant bar sales                                 2,346          2,206          7,117          6,642
    Package store sales                                  2,842          3,037          9,673         10,050
    Franchise related revenues                             273            279            815            887
    Owner's fee                                             68             71            183            151
    Other operating income                                  54             41            150            134
                                                     ---------      ---------      ---------      ---------
                                                        15,765         15,407         48,652         46,696
                                                     ---------      ---------      ---------      ---------

COSTS AND EXPENSES:
    Cost of merchandise sold:
      Restaurant and lounges                             4,197          4,211         12,670         12,206
      Package goods                                      1,994          2,174          6,855          7,237
    Payroll and related costs                            4,645          4,494         14,363         13,098
    Occupancy costs                                        989          1,099          2,969          2,863
    Selling, general and administrative expenses         3,289          3,141          9,994          9,482
                                                     ---------      ---------      ---------      ---------
                                                        15,114         15,119         46,851         44,886
                                                     ---------      ---------      ---------      ---------
Income from Operations                                     651            288          1,801          1,810
                                                     ---------      ---------      ---------      ---------

OTHER INCOME (EXPENSE):
    Interest expense                                      (117)          (129)          (358)          (387)
    Interest and other income                               34             40             71            110
    Gain on sale of property and equipment                  --            393             --            393
                                                     ---------      ---------      ---------      ---------
                                                           (83)           304           (287)           116
                                                     ---------      ---------      ---------      ---------

Income before Provision for Income Taxes and
Minority Interest in (Earnings) Losses of
Consolidated Limited Partnerships                          568            592          1,514          1,926

Provision for Income Taxes                                (138)          (236)          (487)          (603)

Minority Interest in (Earnings) Losses of
Consolidated Limited Partnerships                          (94)            71            (36)          (240)
                                                     ---------      ---------      ---------      ---------

NET INCOME                                           $     336      $     427      $     991      $   1,083
                                                     =========      =========      =========      =========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)

                                   (Continued)

                                                Thirteen Weeks               Thirty Nine Weeks
                                                     Ended                         Ended
                                            June 28,       June 30,       June 28,        June 30,
                                              2008           2007           2008           2007
                                              ----           ----           ----           ----
Net Income Per Common Share:
   Basic                                   $     0.18     $     0.23     $     0.52     $     0.57
                                           ==========     ==========     ==========     ==========

   Diluted                                 $     0.18     $     0.22     $     0.52     $     0.57
                                           ==========     ==========     ==========     ==========

Weighted Average Shares and Equivalent
      Shares Outstanding

   Basic                                    1,886,077      1,892,891      1,888,523      1,888,336
                                           ==========     ==========     ==========     ==========

   Diluted                                  1,895,378      1,914,986      1,899,515      1,910,119
                                           ==========     ==========     ==========     ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                JUNE 28, 2008 (UNAUDITED) AND SEPTEMBER 29, 2007
                                 (In Thousands)

                                     ASSETS

                                                     June 28, 2008     September 29, 2007
                                                     -------------     ------------------
CURRENT ASSETS:

   Cash and cash equivalents                             $ 3,464            $ 2,223
   Notes and mortgages receivables,
      current maturities, net                                 16                 14
   Prepaid income taxes                                      100                 --
   Due from franchisees                                      237                735
   Other receivables                                         159                137
   Inventories                                             2,237              2,165
   Prepaid expenses                                          579                840
   Deferred tax asset                                        210                208
                                                         -------            -------

          Total Current Assets                             7,002              6,322
                                                         -------            -------

   Property and Equipment, Net                            20,718             19,410
                                                         -------            -------

   Investment in Limited Partnership                         155                142
                                                         -------            -------

OTHER ASSETS:

   Liquor licenses, net                                      345                347
   Notes and mortgages receivable, net                        32                 44
   Deferred tax asset                                        634                492
   Leasehold purchases                                     1,938              2,085
   Other                                                   1,632              1,495
                                                         -------            -------

          Total Other Assets                               4,581              4,463
                                                         -------            -------

          Total Assets                                   $32,456            $30,337
                                                         =======            =======

                  FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                JUNE 28, 2008 (UNAUDITED) AND SEPTEMBER 29, 2007
                                 (In Thousands)

                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         June 28, 2008        September 29, 2007
                                                         -------------        ------------------
CURRENT LIABILITIES:

   Accounts payable and accrued expenses                     $  3,501              $  3,666
   Income taxes payable                                            --                   331
   Due to franchisees                                             339                   312
   Current portion of long term debt                              185                   196
   Deferred revenues                                               37                    45
   Deferred rent                                                   18                    17
                                                             --------              --------

          Total Current Liabilities                             4,080                 4,567
                                                             --------              --------

Long Term Debt, Net of Current Maturities                       4,811                 4,922
Line of Credit                                                  1,562                   962

Deferred Rent, Net of Current Portion                             218                   232

Minority Interest in Equity of
     Consolidated Limited Partnerships                          8,750                 7,570

Commitments, Contingencies and
    Subsequent Events

Stockholders' Equity:
   Common stock, $.10 par value, 5,000,000
     shares  authorized; 4,197,642 shares issued                  420                   420
  Capital in excess of par value                                6,240                 6,240
  Retained earnings                                            12,322                11,331
  Treasury stock, at cost, 2,311,809 shares
      at June 28, 2008 and 2,306,909
      shares at September 29, 2007                             (5,947)               (5,907)
                                                             --------              --------

      Total Stockholders' Equity                               13,035                12,084
                                                             --------              --------

      Total Liabilities and Stockholders' Equity             $ 32,456              $ 30,337
                                                             ========              ========

See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THIRTY-NINE WEEKS ENDED JUNE 28, 2008 AND JUNE 30, 2007
                                 (In Thousands)

                                                             June 28, 2008      June 30, 2007
                                                             -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                  $     991          $   1,083
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                1,518              1,395
      Amortization of leasehold purchases                            174                149
      Gain on sale of property and equipment                          --               (393)
      Loss on abandonment of property and equipment                   15                 26
      Deferred income tax                                           (144)                 6
      Deferred rent                                                  (13)                16
      Minority interest in earnings of
         consolidated limited partnerships                            36                240
      Income from unconsolidated limited partnership                 (22)                (5)
      Recognition of deferred revenue                                 (8)                (7)
      Changes in operating assets and liabilities:
         (Increase) decrease in
             Due from franchisees                                    498                255
             Other receivables                                       (22)               167
             Prepaid income taxes                                   (100)                --
             Inventories                                             (72)                13
             Prepaid expenses                                        261               (243)
             Other assets                                           (137)              (355)
         Increase (decrease) in:
             Accounts payable and accrued expenses                  (165)               (50)
             Income taxes payable                                   (331)              (150)
             Due to franchisees                                       27                152
                                                               ---------          ---------
   Net cash provided by operating activities                       2,506              2,299
                                                               ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Collection on notes and mortgages receivable                    10                  8
      Purchase of property and equipment                          (2,916)            (2,417)
      Purchase of leasehold interests                                (27)              (955)
      Purchase of assets of franchised restaurant                     --               (100)
      Proceeds from sale of fixed assets                             101                862
      Proceeds from sale of marketable securities                     --                381
      Distributions from unconsolidated limited
         Partnerships                                                  9                  9
      Proceeds from insurance settlement                              --                112
                                                               ---------          ---------
  Net cash used in investing activities                           (2,823)            (2,100)
                                                               ---------          ---------

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THIRTY-NINE WEEKS ENDED JUNE 28, 2008 AND JUNE 30, 2007
                                 (In Thousands)

                                   (Continued)

                                                            June 28, 2008        June 30, 2007
                                                            -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Payment of long term debt                                      (148)               (157)
     Payment of line of credit                                        --              (1,000)
     Proceeds from long term debt                                     --                 172
     Proceeds from line of credit                                    600               1,200
     Purchase of treasury stock                                      (40)                (36)
     Purchase of minority limited partnership interest              (120)                 --
     Distributions to limited partnership
         minority partners                                          (759)               (777)
     Proceeds from limited partnership interests                   2,025*              1,970**
     Proceeds from exercise of stock options                          --                  61
                                                               ---------           ---------

  Net cash provided by financing activities                        1,558               1,433
                                                               ---------           ---------


  Net Increase in Cash and Cash Equivalents                        1,241               1,632

         Beginning of Period                                       2,223               1,698
                                                               ---------           ---------

         End of Period                                         $   3,464           $   3,330
                                                               =========           =========

Supplemental Disclosure for Cash Flow Information:
     Cash paid during period for:
         Interest                                              $     358           $     387
                                                               =========           =========
         Income taxes                                          $   1,061           $     747
                                                               =========           =========

Supplemental Disclosure of Non-Cash Investing and
Financing Activities:
      Purchase of real property in exchange for debt                  --           $     700
                                                               =========           =========
      Purchase of vehicle in exchange for debt                 $      26                  --
                                                               =========           =========

* exclusive of the Companys investment in the limited partnership owning the restaurant in Davie, Florida of $1,850,000.

** exclusive of the Company's investment in the limited partnership owning the restaurant in Pembroke Pines, Florida of $380,000.

See accompanying notes to unaudited condensed consolidated financial statements

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 28, 2008

(1) BASIS OF PRESENTATION:

The accompanying financial information for the periods ended June 28, 2008 and June 30, 2007 are unaudited. Financial information as of September 29, 2007 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 29, 2007. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(4) RECENT ACCOUNTING PRONOUNCEMENTS:

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161") to enhance disclosures about an entity's derivative and hedging activities. SFAS 161 is effective for all financial statements issued in fiscal years and interim periods beginning after November 15, 2008 and early application is encouraged. SFAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoption. As we do not currently engage in derivative transactions or hedging activities, we do not anticipate any significant financial statement disclosure impact as a result of our evaluation of SFAS 161.

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

In February 2007, the FASB issued SFAS 159, "Fair Value Option for Financial Assets and Liabilities" ("SFAS 159") which permits an entity to choose to measure many financial instruments and certain other items at fair value. The standard contains an amendment to SFAS 115 pertaining to available-for-sale and trading securities. The objective of the standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of Statement 159 at the beginning of fiscal year 2009 to have a material impact.

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

(5) INVESTMENT IN LIMITED PARTNERSHIPS:

Davie, Florida

We are the sole general partner and a 48% limited partner in this limited partnership which owns a restaurant in Davie, Florida which commenced operating under our "Flanigan's Seafood Bar and Grill" service mark on July 28, 2008. 9.5% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of June 28, 2008 we still held $696,000 in funds from the private offering by this limited partnership, which are sufficient funds to complete the renovations and upgrades to the Davie, Florida restaurant and provide working capital.

(6) INVESTMENT IN LEASEHOLD INTEREST:

El Portal, Florida

During the third quarter of fiscal year 2008, we purchased a four (4%) percent interest, as lessee, in the Ninety Nine Year Ground Lease, and a four (4%) percent interest, as sublessor, in the Sublease Agreement by which we sublease the real property and improvements for our package liquor store and warehouse located at 8600 Biscayne Boulevard, El Portal, Miami-Dade County, Florida, (Store #47) for

$27,000. With this purchase, we increased our ownership interest in the Ninety-Nine Year Ground Lease and the Sublease Agreement to fifty two (52%) percent.

(7) LINE OF CREDIT:

Under a secured line of credit with a third party financial institution we are able to borrow up to $2,600,000. As of June 28, 2008, the amount outstanding under the line of credit was $1,562,000, with a remaining availability of $1,038,000. During the third quarter of fiscal year 2008, we made no draws on our line of credit and paid monthly installments of interest payments, with no principal payments. During the fourth quarter of fiscal year 2008, we extended the maturity date of our secured line of credit from April 2, 2009 to July 2, 2009.

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

(9) STOCK OPTION PLANS:

We have two stock option plans under which qualified stock options may be granted to our officers and other employees. Under these plans, the exercise price for the qualified stock options must be at least 110% of the fair market value of the Company's Common Stock on the date the options are granted. In general, options granted under our stock option plans expire after a five (5) year period and generally vest no later than one (1) year from the date of grant. As of June 28, 2008, options to acquire 49,350 shares were outstanding at an average exercise price of $6.31 per share. Under the plans, options to acquire an aggregate of 45,000 shares are available for grant.

No stock options were granted during the thirty nine weeks ended June 28, 2008, nor were stock options granted during the thirty nine weeks ended June 30, 2007.

There were no stock option exercises during the thirty nine weeks ended June 28, 2008. Stock option exercises during the thirty nine weeks ended June 30, 2007 resulted in cash inflow to the Company of $61,000. The corresponding intrinsic value as of the exercise date of the 9,510 stock options exercised during the thirty nine weeks ended June 30, 2007 was $45,000.

Stock option activity during the thirty nine weeks ended June 28, 2008 was as follows:

                                                                Weighted Average
                                               Total Options     Exercise Price
      Outstanding at September 29, 2007            50,300             $6.31

               Granted                                 --                --
               Exercised                               --                --
               Expired                                950             $6.14
                                                   ------             -----

      Outstanding at June 28, 2008                 49,350             $6.31
                                                   ======             =====

      Options exercisable at June 28, 2008         49,350             $6.31
                                                   ======             =====

The weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at June 28, 2008 was approximately 0.76 year. The aggregate intrinsic value of options outstanding and stock options exercisable at June 28, 2008 was approximately $2,000.

(10) ACQUISITIONS:

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, during the third quarter ended June 28, 2008, we purchased 2,700 shares of our common stock for an aggregate amount of $21,536. Of the shares purchased, we purchased 200 shares of our common stock on the open market for an aggregate purchase price of $1,536 and 2,500 shares of our common stock from an employee for a purchase price of $20,000. During the thirty nine weeks ended June 28, 2008, we purchased 4,900 shares of our common stock for an aggregate purchase price of $39,340. Of the shares purchased, we purchased 1,200 shares of our common stock on the open market for an aggregate purchase price of $9,740, 2,500 shares of our common stock from an employee for $20,000 and 1,200 shares of our common stock from the Joseph G. Flanigan Charitable Trust for a purchase price of $9,600.

Purchase of Limited Partnership Interests

During the thirty nine weeks ended June 28, 2008, we purchased from a limited partner (not a family member of any of our directors or officers) limited partnership interests of 0.76% to 2.76% in certain of our limited partnerships for $120,000.

(11) COMMITMENTS AND CONTINGENCIES:

Guarantees

We guarantee various leases for franchisees, limited partnerships that own restaurants and locations sold in prior years. Remaining rental commitments required under these leases are approximately $2,510,000. In the event of a default under any of these agreements, we will have the right to repossess the premises and operate the business to recover amounts paid under the guarantee either by liquidating assets or operating the business.

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

During fiscal year 2007, we and the limited partnership which owns the restaurant in Pinecrest, Florida filed suit against the limited partnership's landlord. We are the sole general partner and a 40% limited partner in this limited partnership. We are seeking to recover the cost of structural repairs to the business premises we paid, as we believe these structural repairs were the landlord's responsibility under the lease. The lawsuit, in addition to attempting to recover the amounts expended by us for structural repairs is also attempting to recover the rent paid by the limited partnership while the repairs were occurring. The claim also includes a request by the limited partnership for the court to determine if the limited partnership has the exclusive right to the use of a pylon sign which was formerly in front of the business premises before being removed by the landlord and to require the landlord to re-construct the same, at its cost. The landlord filed its answer to the complaint denying liability for structural repairs to the business premises, denying any obligation to reimburse the limited partnership for any rent paid while structural repairs occurred and denying the limited partnership's right to use the pylon sign which it removed. The lawsuit is in the discovery stage.

(12) BUSINESS SEGMENTS:

We operate principally in two reportable segments - package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks and thirty nine weeks ended June 28, 2008 and June 30, 2007, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash, notes and mortgages receivable, real property, improvements, furniture, equipment and vehicles. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

                                                                    Thirteen Weeks           Thirteen Weeks
                                                                         Ending                   Ending
                                                                     June 28, 2008            June 30, 2007
                                                                     -------------            -------------
Operating Revenues:
   Restaurants                                                          $ 12,528                 $ 11,979
   Package stores                                                          2,842                    3,037
   Other revenues                                                            395                      391
                                                                        --------                 --------
      Total operating revenues                                          $ 15,765                 $ 15,407
                                                                        ========                 ========

Operating Income Reconciled to Income Before Income
Taxes and Minority Interests in Earnings of Consolidated
Limited Partnerships
    Restaurants                                                         $  1,076                 $    310
    Package stores                                                            77                      116
                                                                        --------                 --------
                                                                           1,153                      426
    Corporate expenses, net of other
       Revenues                                                             (502)                    (138)
                                                                        --------                 --------
    Operating income                                                         651                      288
    Other income (expense)                                                   (83)                     304
                                                                        --------                 --------
Income Before Income Taxes and Minority Interests in
Earnings of Consolidated Limited Partnerships                           $    568                 $    592
                                                                        ========                 ========

Depreciation and Amortization:
   Restaurants                                                          $    427                 $    378
   Package stores                                                             57                       57
                                                                        --------                 --------
                                                                             484                      435
   Corporate                                                                  67                       69
                                                                        --------                 --------
Total Depreciation and Amortization                                     $    551                 $    504
                                                                        ========                 ========

Capital Expenditures:
   Restaurants                                                          $    878                 $    398
   Package stores                                                             19                       61
                                                                        --------                 --------
                                                                             897                      459
   Corporate                                                                 115                      671
                                                                        --------                 --------
Total Capital Expenditures                                              $  1,012                 $  1,130
                                                                        ========                 ========

                                                                  Thirty Nine Weeks   Thirty Nine Weeks
                                                                        Ending              Ending
                                                                    June 28, 2008       June 30, 2007
                                                                    -------------       -------------
Operating Revenues:
   Restaurants                                                         $ 37,831             $ 35,474
   Package stores                                                         9,673               10,050
   Other revenues                                                         1,148                1,172
                                                                       --------             --------
      Total operating revenues                                         $ 48,652             $ 46,696
                                                                       ========             ========

Operating Income Reconciled to Income Before Income
Taxes and Minority Interests in Earnings of Consolidated
Limited Partnerships
    Restaurants                                                        $  3,058             $  2,482
    Package stores                                                          418                  498
                                                                       --------             --------
                                                                          3,476                2,980
     Corporate expenses, net of other
       Revenues                                                          (1,675)              (1,170)
                                                                       --------             --------
    Operating income                                                      1,801                1,810
    Other income (expense)                                                 (287)                 116
                                                                       --------             --------
Income Before Income Taxes and Minority Interests in
Earnings of Consolidated Limited Partnerships                          $  1,514             $  1,926
                                                                       ========             ========

Depreciation and Amortization:
   Restaurants                                                         $  1,288             $  1,149
   Package stores                                                           189                  180
                                                                       --------             --------
                                                                          1,477                1,329
   Corporate                                                                215                  215
                                                                       --------             --------
Total Depreciation and Amortization                                    $  1,692             $  1,544
                                                                       ========             ========

Capital Expenditures:
   Restaurants                                                         $  2,536             $  2,852*
   Package stores                                                           155                  261
                                                                       --------             --------
                                                                          2,691                3,113
   Corporate                                                                278                1,059
                                                                       --------             --------
Total Capital Expenditures                                             $  2,969             $  4,172*
                                                                       ========             ========

* includes $56,000 in assets from purchase of franchised restaurant

                                                      June 28,     September 29,
                                                        2008           2007
                                                        ----           ----
Identifiable Assets:
   Restaurants                                        $19,365         $18,202
   Package store                                        3,719           3,577
                                                      -------         -------
                                                       23,084          21,779
   Corporate                                            9,372**         8,558
                                                      -------         -------
Consolidated Totals                                   $32,456         $30,337
                                                      =======         =======

** includes $696,000 as the balance raised through the private offering by the limited partnership which owns the Davie, Florida location.

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

OVERVIEW

At June 28, 2008, we (i) operated 22 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional six units, consisting of two restaurants, (one of which we operate) and four combination restaurants/package stores. The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit;
(ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of June 28, 2008 and as compared to June 30, 2007 and September 29, 2007. On July 28, 2008, a Flanigan's Seafood Bar and Grill restaurant located in Davie, Florida opened for business. We are the sole general partner and a 48% limited partner in the limited partnership which owns this Davie, Florida restaurant. 9.5% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. With the exception of one restaurant we operate under the name "The Whale's Rib" and in which we do not have an ownership interest, all of the restaurants operate under our service mark "Flanigan's Seafood Bar and Grill" and all of the package liquor stores operate under our service mark "Big Daddy's Liquors".

Types of Units                                          June 28, 2008   September 29, 2007   June 30, 2007
--------------                                          -------------   ------------------   -------------
Company Owned:
     Combination package and restaurant                       4                  4                 4
     Restaurant only                                          3                  3                 3
     Package store only                                       5                  5                 5

Company Operated Restaurants Only:
     Limited Partnerships                                     8                  7                 7         (1)
     Franchise                                                1                  1                 1         (2)
     Unrelated Third Party                                    1                  1                 1

Company Owned Club:                                           1                  1                 1

Total Company Owned/Operated Units                            23                 22                22
Franchised Units                                              6                  6                 6         (2)

Notes:

(1) Includes the restaurant located in Pembroke Pines, Florida which is owned by a limited partnership in which we are the sole general partner and own 17% of the limited partnership interest and commenced operating on October 29, 2007. Does not include the restaurant located in Davie, Florida which commenced operating on July 28, 2008.

(2) We operate a restaurant for one (1) franchisee. This unit is included in the table both as a franchised restaurant, as well as a restaurant operated by the Company.

RESULTS OF OPERATIONS

                                   --------------------Thirteen Weeks Ended-------------------
                                           June 28, 2008                    June 30, 2007
                                           -------------                    -------------
                                       Amount                          Amount
                                       ------                          ------
                                   (In thousands)      Percent     (In thousands)      Percent
                                   --------------      -------     --------------      -------
Restaurant food sales                  $10,182           66.25         $ 9,773           65.08
Restaurant bar sales                     2,346           15.26           2,206           14.69
Package store sales                      2,842           18.49           3,037           20.23
                                       -------         -------         -------         -------

     Total Sales                       $15,370          100.00         $15,016          100.00

Franchise related revenues                 273                             279
Owner's fee                                 68                              71
Other operating income                      54                              41
                                       -------                         -------

     Total Revenue                     $15,765                         $15,407
                                       =======                         =======

                                 ---------------------Thirty-Nine Weeks Ended---------------------
                                             June 28, 2008                      June 30, 2007
                                             -------------                      -------------
                                      Amount                             Amount
                                      ------                             ------
                                 (In thousands)        Percent       (In thousands)        Percent
                                 --------------        -------       --------------        -------
Restaurant food sales                $30,714             64.66           $28,832             63.33
Restaurant bar sales                   7,117             14.98             6,642             14.59
Package store sales                    9,673             20.36            10,050             22.08
                                     -------           -------           -------           -------

     Total Sales                     $47,504            100.00           $45,524            100.00

Franchise related revenues               815                                 887
Owner's fee                              183                                 151
Other operating income                   150                                 134
                                     -------                             -------

     Total Revenue                   $48,652                             $46,696
                                     =======                             =======

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method. In general, until the investors' cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (1/2) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (1/2) of cash available to the limited partnership, with the other one half (1/2) of available cash distributed to the investors (including us and our affiliates). As of June 28, 2008, limited partnerships owning three (3) restaurants have returned all cash invested and we receive an annual management fee equal to one-half (1/2) of the cash available for distribution by the limited partnership. In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark "Flanigan's Seafood Bar and Grill".

Comparison of Thirteen Weeks Ended June 28, 2008 and June 30, 2007.
-------------------------------------------------------------------

Revenues. Total revenue for the thirteen weeks ended June 28, 2008 increased $358,000 or 2.32% to $15,765,000 from $15,407,000 for the thirteen weeks ended
June 30, 2007. This increase resulted from sales from the Pembroke Pines, Florida limited partnership owned restaurant ($790,000) which was opened on October 28, 2007, offset by the decline in same store restaurant food and bar sales. Without giving effect to the revenues generated from the Pembroke Pines, Florida restaurant, ($790,000), total revenue for the thirteen weeks ended June 28, 2008 would have decreased $432,000 or 2.80% to $14,975,000 from $15,407,000 for the thirteen weeks ended June 30, 2007. To a lesser extent, increased revenue is attributable to increased menu prices.

      Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants totaled $10,182,000 for the thirteen weeks ended June 28, 2008 as compared to $9,773,000 for the thirteen weeks ended June 30, 2007. The increase in restaurant food sales is due to sales from the Pembroke Pines, Florida restaurant, which generated $667,000 of revenues from the sale of food during the thirteen weeks ended June 28, 2008. Without giving effect to the revenue generated from the Pembroke Pines, Florida restaurant, ($667,000), revenue from the sale of food for the thirteen weeks ended June 28, 2008 would have decreased $258,000 or 2.64% to $9,515,000 from $9,773,000 for the thirteen weeks ended
June 30, 2007. Comparable weekly restaurant food sales (for restaurants open for all of the third quarter of our fiscal year 2008 and the third quarter of our fiscal year 2007, which consists of seven restaurants owned by us and seven restaurants owned by affiliated limited partnerships) was $732,000 and $752,000 for the thirteen weeks ended June 28, 2008 and June 30, 2007, respectively, a decrease of 2.66%. Comparable weekly restaurant food sales for Company owned restaurants only was unchanged at $330,000 for the third quarter of our fiscal year 2008 and the third quarter of our fiscal year 2007. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $402,000 and $422,000 for the third quarter of our fiscal year 2008 and the third quarter of our fiscal year 2007, respectively, a decrease of 4.74%. We anticipate that restaurant food sales will continue to increase through our fiscal year 2008 due to, among other things, the operation of the Pembroke Pines, Florida limited partnership owned restaurant through the balance of our fiscal year 2008 and the opening of the Davie, Florida restaurant during the fourth quarter of our fiscal year 2008, offset by a decline in same store restaurant food sales.

      Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $2,346,000 for the thirteen weeks ended June 28, 2008 as compared to $2,206,000 for the thirteen weeks ended June 30, 2007. The increase in restaurant bar sales is due to sales from the Pembroke Pines, Florida restaurant, which generated $123,000 of revenues from restaurant bar sales during the thirteen weeks ended June 28, 2008. Without giving effect to the revenue from restaurant bar sales generated from the Pembroke Pines, Florida restaurant, ($123,000), revenue from restaurant bar sales for the thirteen weeks ended June 28, 2008 would have increased $17,000 or 0.77% to $2,223,000 from $2,206,000 for the thirteen weeks ended June 30, 2007. Comparable weekly restaurant bar sales (for restaurants open for all of the third quarter of our fiscal year 2008 and the third quarter of our fiscal year 2007, which consists of seven restaurants owned by us and seven restaurants owned by affiliated limited partnerships) was $171,000 and $170,000 for the thirteen weeks ended June 28, 2008 and June 30, 2007, respectively, an increase of 0.59%. Comparable weekly restaurant bar sales for Company owned restaurants only was $74,000 and $72,000 for the third quarter of our fiscal year 2008 and the third quarter of our fiscal year 2007, respectively, an increase of 2.78%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $97,000 and $98,000 for the third quarter of our fiscal year 2008 and the third quarter of our fiscal year 2007, respectively, a decrease of 1.02%. We anticipate that restaurant bar sales will continue to increase through our fiscal year 2008 due to, among other things, the operation of the Pembroke Pines, Florida restaurant through the balance of our fiscal year 2008 and the opening of the Davie, Florida restaurant during the fourth quarter of our fiscal year 2008.

      Package Store Sales. Revenue generated from sales of liquor and related items at package stores totaled $2,842,000 for the thirteen weeks ended June 28, 2008 as compared to $3,037,000 for the thirteen weeks ended June 30, 2007, a decrease of 6.42%. The weekly average of same store package store sales was $219,000 and $234,000 for the thirteen weeks ended June 28, 2008 and June 30, 2007, respectively. The decrease was primarily due to increased competition. Package store sales are expected to decline through the balance of our fiscal year 2008. Increased competition has had a greater adverse impact upon package store sales when customers routinely make larger volume purchases, which historically have been more likely to occur during the first and second quarters of our fiscal year.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended June 28, 2008 decreased $5,000 or 0.03% to $15,114,000 from $15,119,000 for the thirteen weeks ended June 30, 2007. The decrease was primarily due to a decrease in the cost of package goods associated with the decline in our package store sales, a decrease in the cost of our higher volume meal items, a decrease in repairs and maintenance to our units and actions taken by management to reduce costs and/or expenses, including but not limited to new lower cost menu items and/or ingredients, offset by expenses related to the operation of the Pembroke Pines, Florida restaurant, pre-opening expenses related to the Davie, Florida restaurant and to a lesser extent a general increase in overall expenses. We anticipate that our operating costs and expenses will increase through our fiscal year 2008 due to, among other things, the opening of the Davie, Florida restaurant during the fourth quarter of fiscal year 2008. Operating costs and expenses decreased as a percentage of total sales to approximately 95.87% in the third quarter of our fiscal year 2008 from 98.13% in the third quarter of our fiscal year 2007.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

      Restaurant Food and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended June 28, 2008 increased to $8,331,000 from $7,768,000 for the thirteen weeks ended June 30, 2007. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), increased to 66.50% for the thirteen weeks ended June 28, 2008 compared to 64.85% for the thirteen weeks ended June 30, 2007. The increase in our gross profit margin for restaurant and bar sales for the third quarter of our fiscal year 2008 was primarily due to the lower cost of our higher volume menu items, menu price increases instituted at the end of the first quarter of our fiscal year 2008, introduction of lower cost menu items and a decrease in the cost of ribs during calendar year 2008.

      Package Store Sales. Gross profit for package store sales for the thirteen weeks ended June 28, 2008 decreased to $848,000 from $863,000 for the thirteen weeks ended June 30, 2007. Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), was 29.84% for the thirteen weeks ended June 30, 2008 compared to 28.42% for the thirteen weeks ended June 30, 2007. The increase in our gross profit margin, (1.42%), was primarily due to the purchase of "close out" and inventory reduction merchandise from wholesalers. We anticipate that the gross profit margin for package store sales will remain constant throughout the balance of fiscal year 2008.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended June 28, 2008 increased $151,000 or 3.36% to $4,645,000 from $4,494,000 for the thirteen weeks ended June 30, 2007. This increase is primarily attributable to expenses associated with the Pembroke Pines, Florida and Davie, Florida restaurants. We anticipate that our payroll costs and related expenses will continue to increase through our fiscal year 2008 due to, among other things, the operation of the Pembroke Pines, Florida restaurant through the balance of our fiscal year 2008 and the opening of the Davie, Florida restaurant during the fourth quarter of fiscal year 2008. Payroll and related costs as a percentage of total sales was 29.46% in the third quarter of our fiscal year 2008 and 29.17% of total sales in the third quarter of our fiscal year 2007. This increase as a percentage of sales was primarily due to the need to pay higher wages to attract and retain employees, offset by reductions in store level management, where appropriate.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended June 28, 2008 decreased

$110,000 or 10.01% to $989,000 from $1,099,000 for the thirteen weeks ended June 30, 2007. This decrease is due to a decrease in percentage rent and a general decrease in repairs and maintenance.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended June 28, 2008 increased $148,000 or 4.71% to $3,289,000 from $3,141,000 for the thirteen weeks ended
June 30, 2007. Selling, general and administrative expenses increased as a percentage of total sales in the third quarter of our fiscal year 2008 to 20.86% as compared to 20.39% in the third quarter of our fiscal year 2007. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2008 due to, among other things, the opening of the Davie, Florida restaurant during the fourth quarter of fiscal year 2008 and the continuation of an overall increase in expenses.

Depreciation. Depreciation for the thirteen weeks ended June 28, 2008 and June 30, 2007 was $457,000 and $466,000 respectively. As a percentage of revenue, depreciation expense was 2.90% of revenue in the thirteen weeks ended June 28, 2008 and 3.02% of revenue in the thirteen weeks ended June 30, 2007.

Other Income and Expense. Other income and expenses was an expense of $83,000 for the thirteen weeks ended June 28, 2008, as compared to an income of $304,000 for the thirteen weeks ended June 30, 2007. Other income and expense for the thirteen weeks ended June 30, 2007 includes a gain of $393,000 from the sale of real property. Other income and expense for the thirteen weeks ended June 28, 2008 includes interest expense of $117,000, as compared to interest expense of $129,000 for the thirteen weeks ended June 30, 2007.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended June 28, 2008 decreased $12,000 to $117,000 from $129,000 for the thirteen weeks ended June 30, 2007.

Net Income. Net income for the thirteen weeks ended June 28, 2008 decreased $91,000 or 21.31% to $336,000 from $427,000 for the thirteen weeks ended June 30, 2007. As a percentage of sales, net income for the third quarter of our fiscal year 2008 is 2.13%, as compared to 2.77% in the third quarter of our fiscal year 2007. During the third quarter of fiscal year 2007, we recognized a gain of $393,000 from the sale of real property, offset by our share of the pre-opening expenses associated with the Pembroke Pines, Florida restaurant, ($141,000), and the Davie, Florida restaurant, ($62,000), which adversely affected net income. Without giving effect to the sale of the real property, we would have generated net income of $191,000 for the thirteen weeks ended June 30, 2007, which as a percentage of sales is 1.24%. Without giving effect to the sale of the real property for the thirteen weeks ended June 30, 2007, the increase in net income for the thirteen weeks ended June 28, 2008, as a percentage of sales (0.89%) is primarily due to higher gross profit in both our restaurant and package liquor store divisions, improved control over expenses, offset by our share of the pre-opening expenses associated with the Davie, Florida restaurant, ($74,000).

Comparison of Thirty-Nine Weeks Ended June 28, 2008 and June 30, 2007.
----------------------------------------------------------------------

Revenues. Total revenue for the thirty-nine weeks ended June 28, 2008 increased $1,956,000 or 4.19% to $48,652,000 from $46,696,000 for the thirty-nine weeks ended June 30, 2007. This increase resulted from sales from two restaurant locations, the Pembroke Pines, Florida limited partnership owned restaurant ($2,465,000) which opened for business on October 29, 2007, and the Company owned Lake Worth, Florida restaurant ($1,281,000), which opened for business on March 4, 2007, offset by the decline in same store restaurant food and bar sales. Prior to March 4, 2007, the Lake Worth, Florida restaurant was franchised by the Company. The Lake Worth, Florida restaurant generated $612,000 of revenue during the thirty-nine weeks ended June 30, 2007. Without giving effect to the revenue generated from the Pembroke Pines, Florida restaurant, ($2,465,000), and the increased revenue generated from the Lake Worth, Florida restaurant, ($669,000), total revenue for the thirty-nine weeks ended June 28, 2008 would have decreased $1,178,000 or 2.52% to $45,518,000 from $46,696,000 for the thirty-nine weeks ended June 30, 2007. To a lesser extent, increased revenue is attributable to increased menu prices.

      Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants totaled $30,714,000 for the thirty-nine weeks ended June 28, 2008 as compared to $28,832,000 for the thirty-nine weeks ended June 30, 2007. The increase in restaurant food sales is due to sales from the Pembroke Pines, Florida and Lake Worth, Florida restaurants. The Pembroke Pines, Florida and Lake Worth, Florida locations generated $2,070,000 and $1,056,000 of revenues, respectively, from the sale of food during the thirty-nine weeks ended June 28, 2008, while the Lake Worth, Florida restaurant generated $511,000 of revenue from the sale of food during the thirty-nine weeks ended June 30, 2007. Without giving effect to the revenue generated from the Pembroke Pines, Florida restaurant, ($2,070,000), and the increased revenue generated from the Lake Worth, Florida restaurant, ($545,000), revenue from the sale of food for the thirty-nine weeks ended June 28, 2008 would have decreased $733,000 or 2.54% to $28,099,000 from $28,832,000 for the thirty-nine weeks ended June 30, 2007. Comparable weekly restaurant food sales (for restaurants open for all of the thirty-nine weeks ended June 28, 2008 and the thirty-nine weeks ended June 30, 2007, which consists of six restaurants owned by us and seven restaurants owned by affiliated limited partnerships) was $707,000 and $726,000 for the thirty-nine  weeks  ended  June 28,  2008 and June  30,  2007,  respectively,  a decrease of 2.62%. Comparable weekly restaurant food sales for Company owned restaurants only was $304,000 and $301,000 for the thirty-nine weeks ended June 28, 2008 and June 30, 2007, respectively, an increase of 1.00%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $404,000 and $425,000 for the thirty-nine weeks ended June 28, 2008 and June 30, 2007, respectively, a decrease of 4.94%. We anticipate that restaurant food sales will continue to increase through our fiscal year 2008 due to, among other things, the operation of the Pembroke Pines, Florida restaurant through the balance of our fiscal year 2008 and the opening of the Davie, Florida restaurant during the fourth quarter of our fiscal year 2008, offset by a decline in same store restaurant food sales.

      Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $7,117,000 for the thirty-nine weeks ended June 28, 2008 as compared to $6,642,000 for the thirty-nine weeks ended June 30, 2007. The increase in restaurant bar sales is due to sales from the Pembroke Pines, Florida and Lake Worth, Florida restaurants. The Pembroke Pines, Florida and Lake Worth, Florida locations generated $395,000 and $227,000 of revenues from restaurant bar sales during the thirty-nine weeks ended June 28, 2008, respectively, while the Lake Worth, Florida restaurant generated $101,000 of revenue from restaurant bar sales during the thirty-nine weeks ended June 30, 2007. Without giving effect to the revenue from restaurant bar sales generated from the Pembroke Pines, Florida restaurant, ($395,000), and the increased revenue from restaurant bar sales generated from the Lake Worth, Florida restaurant, ($126,000), revenue from restaurant bar sales for the thirty-nine weeks ended June 28, 2008 would have decreased $46,000 or 0.69% to $6,596,000 from $6,642,000 for the thirty-nine weeks ended June 30, 2007. Comparable weekly restaurant bar sales (for restaurants open for all of the thirty-nine weeks ended June 28, 2008 and the thirty-nine weeks ended June 30, 2007, which consists of six restaurants owned by us and seven restaurants owned by affiliated limited partnerships) was $167,000 and $168,000 for the thirty nine weeks ended June 28, 2008 and June 30, 2007, respectively, a decrease of 0.60%. Comparable weekly restaurant bar sales for Company owned restaurants only was $69,000 and $66,000 for the thirty-nine weeks ended June 28, 2008 and the thirty- nine weeks ended June 30, 2007, respectively, an increase of 4.55%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $98,000 and $101,000 for the thirty- nine weeks ended June 28, 2008 and the thirty-nine weeks ended June 30, 2007, respectively, a decrease of 2.97%. We anticipate that restaurant bar sales will continue to increase through our fiscal year 2008 due to, among other things, the operation of the Pembroke Pines, Florida restaurant through the balance of our fiscal year 2008 and the opening of the Davie, Florida restaurant during the fourth quarter of our fiscal year 2008, offset by a decline in same store restaurant bar sales.

      Package Store Sales. Revenue generated from sales of liquor and related items at package stores totaled $9,673,000 for the thirty-nine weeks ended June 28, 2008 as compared to $10,050,000 for the thirty-nine weeks ended June 30, 2007, a decrease of 3.75%. The weekly average of same store package store sales was $248,000 and $258,000 for the thirty-nine weeks ended June 28, 2008 and June 30, 2007, respectively. The decrease was primarily due to increased competition. Package store sales are expected to decline through the balance of our fiscal year 2008. Increased competition has had a greater adverse impact upon package store sales when customers routinely make larger volume purchases, which historically have been more likely to occur during the first and second quarters of our fiscal year.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirty- nine weeks ended June 28, 2008 increased $1,965,000 or 4.38% to $46,851,000 from $44,886,000 for the thirty-nine weeks ended June 30, 2007. The increase was primarily due to expenses related to the operation of the Pembroke Pines, Florida restaurant, pre-opening expenses related to the Davie, Florida restaurant and to a lesser extent a general increase in food costs, offset by the decreased cost of package goods associated with the decline in our package store sales, a decrease in the cost of ribs, a decrease in repairs and maintenance to our units and actions taken by management to reduce costs and/or expenses, including but not limited to new lower cost menu items and/or ingredients. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2008 due to, among other things, the opening of the Davie, Florida restaurant during the fourth quarter of fiscal year 2008. Operating costs and expenses increased as a percentage of total sales to approximately 96.30% for the thirty-nine weeks ended June 28, 2008 from 96.12% for the thirty-nine weeks ended June 30, 2007.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

      Restaurant Food and Bar Sales. Gross profit for food and bar sales for the thirty-nine weeks ended June 28, 2008 increased to $25,161,000 from $23,268,000 for the thirty-nine weeks ended June 30, 2007. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), increased to 66.51% for the thirty-nine weeks ended June 28, 2008 compared to 65.59% for the thirty-nine weeks ended June 30, 2007. This increase in gross profit for restaurant and bar sales for the thirty-nine weeks ended June 28, 2008 was primarily due to menu price increases instituted at the end of the first quarter of our fiscal year 2008, introduction of lower cost menu items and/or ingredients and a decrease in the cost of ribs during calendar year 2008.

Package Store Sales. Gross profit for package store sales for the thirty-nine weeks ended June 28, 2008 increased to $2,818,000 from $2,813,000 for the thirty-nine weeks ended June 30, 2007. Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), was 29.13% for the thirty-nine weeks ended June 28, 2008 compared to 27.99% for the thirty-nine weeks ended June 30, 2007. The increase in our gross profit margin, (1.14%), was primarily due to the purchase of "close out" and inventory reduction merchandise from wholesalers. We anticipate that the gross profit margin for package store sales will remain constant throughout the balance of our fiscal year 2008.

Payroll and Related Costs. Payroll and related costs for the thirty-nine weeks ended June 28, 2008 increased $1,265,000 or 9.66% to $14,363,000 from
$13,098,000 for the thirty-nine weeks ended June 30, 2007. This increase is primarily attributable to the expenses associates with the Pembroke Pines, Florida and Lake Worth, Florida restaurants. We anticipate that our payroll costs and related expenses will continue to increase through our fiscal year 2008 due to, among other things, the operation of the Pembroke Pines, Florida restaurant through the balance of our fiscal year 2008 and the opening of the Davie, Florida restaurant during the fourth quarter of fiscal year 2008. Payroll and related costs as a percentage of total sales was 29.52% for the thirty-nine weeks ended June 28, 2008 and 28.05% of total sales for the thirty-nine weeks ended June 30, 2007. This increase as a percentage of sales was primarily due to the need to pay higher wages to attract and retain employees.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirty-nine weeks ended June 28, 2008 increased $106,000 or 3.70% to $2,969,000 from $2,863,000 for the thirty-nine weeks ended June 30, 2007. This increase is due to, (i) rental payments for the entire thirty-nine weeks ended June 28, 2008 at three additional restaurant locations (Pembroke Pines, Florida, - $106,000, Davie, Florida - $100,000, and Lake Worth, Florida - $74,000), as compared to rental payments for a part of the thirty-nine weeks ended June 30, 2007 at the same three additional restaurant locations, (Pembroke Pines, Florida - $18,000 (non-cash pre-opening rent) and $71,000 (cash pre-opening rent), Davie, Florida
- $92,000 and Lake Worth, Florida - $35,000); and (ii) increases in real property taxes and common area maintenance, which generally includes a pro-rata share of property insurance for units located within shopping centers, offset by a general decrease in repairs and maintenance.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirty-nine weeks ended June 30, 2008 increased $512,000 or 5.40% to $9,994,000 from $9,482,000 for the thirty-nine weeks ended June 30, 2007. Selling, general and administrative expenses increased as a percentage of total sales for the thirty-nine weeks ended June 28, 2008 to 20.54% as compared to 20.31% for the thirty-nine weeks ended June 30, 2007. This increase is attributable to the operation of the Pembroke Pines, Florida and Lake Worth, Florida restaurants and an overall increase in expenses. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2008 due to, among other things, the operation of our Pembroke Pines, Florida restaurant throughout the balance of our fiscal year 2008, the opening of the Davie, Florida restaurant during the fourth quarter of fiscal year 2008 and the continuation of an overall increase in expenses, which will not be offset in their entirety by reduced advertising and increased advertising credits and rebates from our food distributor.

Depreciation. Depreciation for the thirty-nine weeks ended June 28, 2008 and June 30, 2007 was $1,518,000 and $1,454,000 respectively. As a percentage of revenue, depreciation expense was 3.12% of revenue in the thirty-nine weeks ended June 28, 2008 and 3.11% of revenue in the thirty-nine weeks ended June 30, 2007.

Other Income and Expense. Other income and expenses was an expense of $287,000 for the thirty-nine weeks ended June 28, 2008, as compared to income of $116,000 for the thirty-nine weeks ended June 30, 2007. Other income and expense for the thirty-nine weeks ended June 30, 2007 includes a gain of $393,000 from the sale of real property. Other income and expense for the thirty-nine weeks ended June 28, 2008 includes interest expense of $358,000, as compared to interest expense of $387,000 for the thirty- nine weeks ended June 30, 2007. The decrease in interest expense is attributable to a decreased average balance outstanding on our line of credit during the thirty-nine weeks ended June 28, 2008.

Interest Expense, Net. Interest expense, net, for the thirty-nine weeks ended June 28, 2008 decreased $29,000 to $358,000 from $387,000 for the thirty-nine weeks ended June 30, 2007.

Net Income. Net income for the thirty-nine weeks ended June 28, 2008 decreased $92,000 or 8.49% to $991,000 from $1,083,000 for the thirty-nine weeks ended June 30, 2007. As a percentage of sales, net income for the thirty-nine weeks ended June 28, 2008 is 2.04%, as compared to 2.32% for the thirty-nine weeks ended June 30, 2007. During the thirty-nine weeks ended June 30, 2007, we recognized a gain of $393,000 from the sale of real property, offset by our share of the pre-opening expenses associated with the Pembroke Pines, Florida restaurant, ($205,000), and the Davie, Florida restaurant, ($118,000), which adversely affected net income. Without giving effect to the sale of the real property, we would have generated net income of $813,000 for the thirty-nine weeks ended June 30, 2007, which as a percentage of sales is 1.74%. Without giving effect to the sale of the real property for the thirty-nine weeks ended June 30, 2007, the increase in net income for the thirty-nine weeks ended June 28, 2008, as a percentage of sales (0.30%), is primarily due to higher gross profit in both our restaurant and package liquor store divisions, improved control over expenses, offset by our share of the pre-opening expenses associated with the Davie, Florida restaurant, ($74,000).

New Limited Partnership Restaurants

The limited partnership owned restaurant located in Pembroke Pines, Florida opened for business during the first quarter of our fiscal year 2008 (October 29, 2007) and the limited partnership owned restaurant located in Davie, Florida opened for business during the fourth quarter of our fiscal year 2008. As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During the thirty nine weeks ended June 28, 2008, we recognized non-cash pre-opening rent in the approximate amount of $6,000 and recognized cash pre-opening rent in the approximate amount of $12,000 for the Pembroke Pines, Florida restaurant. During the thirty nine weeks ended June 28, 2008, we also paid and expensed pre-opening rent in the approximate amount of $100,000 for the Davie, Florida restaurant, which is the full rent provided in the lease. During the thirty nine weeks ended June 30, 2007, we recognized non-cash pre-opening rent in the approximate amount of $18,000 and recognized cash pre-opening rent in the approximate amount of $71,000 for the Pembroke Pines, Florida restaurant and pre-opening rent in the approximate amount of $92,000 for the Davie, Florida restaurant. We are recognizing rent expense on a straight line basis over the term of the lease.

During the thirty nine weeks ended June 28, 2008, the limited partnership restaurant in Davie, Florida reported losses of $400,000 primarily due to pre-opening costs, thus contributing to a reduction in the operating income for the thirty nine weeks ended June 28, 2008. During the thirty nine weeks ended June 30, 2007, the limited partnership restaurant in Pembroke Pines, Florida reported a loss of $205,000 primarily due to pre-opening costs and the limited partnership restaurant in Davie, Florida reported a loss of $118,000 primarily due to pre-opening costs, thus contributing to a reduction in the operating income for the thirty nine weeks ended June 30, 2007.

Throughout the balance of fiscal year 2008, income from operations will be adversely affected by pre-opening costs, including but not limited to pre-opening rent, ($11,000), to be incurred for the Davie, Florida restaurant. Management believes that our current cash availability from our line of credit and expected cash from operations will be sufficient to fund operations and capital expenditures for at least the next twelve months.

Trends

During the next twelve months, we expect continued increases in restaurant sales compared to corresponding periods in prior years due primarily to the Pembroke Pines, Florida restaurant being open for the entire twelve month period and the opening of the new restaurant in Davie, Florida. Same store restaurant food and bar sales are expected to decline over the next twelve month period, with decreases primarily in restaurants in Palm Beach County, Florida and to a lesser extent in Broward County, Florida, offset partially by increases in same store restaurant food and bar sales in Miami-Dade County, Florida, due to our strong name recognition in that county. Package store sales are expected to decrease due primarily to increased competition. Management also expects higher food costs and overall expenses to increase. We are reviewing our food costs and overall expenses looking for ways to reduce and/or control the same, including but not limited to new lower cost menu items and/or ingredients, without sacrificing our food quality and service. During the first quarter of our fiscal year 2007, we raised menu prices to offset the higher food costs and overall expenses. During the first quarter of our fiscal year 2008, we again raised menu prices to offset higher food costs and overall expenses and will continue to do so whenever necessary and wherever competitively possible.

Liquidity and Capital Resources

We fund our operations through cash from operations and borrowings under our line of credit. As of June 28, 2008, we had cash of approximately $3,464,000, an increase of $1,241,000 from our cash balance of $2,223,000 as of September 29, 2007. The increase in cash was due primarily to amounts which have been raised but have not yet been required to be used for expenses by the limited partnership which owns the Davie, Florida location, ($696,000) and from our operations due to minimal demand upon our cash flow for extraordinary items.

Cash Flows

The following table is a summary of our cash flows for the thirty-nine weeks of fiscal years 2008 and 2007.

                                                   -----Thirty-Nine Weeks Ended---
                                                   June 28, 2008     June 30, 2007
                                                   -------------     -------------
                                                             (in Thousands)
Net cash provided by operating activities              $ 2,506          $ 2,299
Net cash used in investing activities                   (2,823)          (2,100)
Net cash provided by financing activities                1,558            1,433
                                                       -------          -------

Net Increase in Cash and Cash Equivalents                1,241            1,632

Cash and Cash Equivalents, Beginning                     2,223            1,698
                                                       -------          -------

Cash and Cash Equivalents, Ending                      $ 3,464          $ 3,330
                                                       =======          =======

We have determined that we must retain any earnings for the development and operation of our business and accordingly, we do not intend to pay any cash dividends in the foreseeable future.

Capital Expenditures

We acquired property and equipment of $2,969,000, (of which $26,000 was financed), during the thirty nine weeks ended June 28, 2008, including $268,000 for renovations to one (1) existing Company owned restaurant, as compared to $4,172,000, (of which $700,000 was financed), during the thirty nine weeks ended June 30, 2007, which included $1,402,500 for the purchase of real property and $615,000 for renovations to three (3) existing Company restaurants. During the thirty nine weeks ended June 28, 2008, the limited partnership which owns the Davie, Florida restaurant completed its private offering, raising the sum of $3,875,000, of which $1,850,000 represents our investment. We did not advance any funds to this limited partnership in excess of our investment. The funds from the private offering are being used to complete the renovations to the business premises for operation of a "Flanigan's Seafood Bar and Grill" restaurant and provide working capital.

In addition, during the thirty nine weeks ended June 28, 2008, we purchased 4% leasehold/subleasehold interests for our El Portal, Florida location, ($26,000), from an unrelated lessor/sublessor, the cost of which is being amortized as additional rent over the life of the lease, including first ten (10) year renewal option. During the thirty nine weeks ended June 30, 2007, we purchased the leasehold interests for the Pembroke Pines, Florida ($305,000), Davie, Florida ($650,000) and Lake Worth, Florida ($45,000) locations, the cost of which is being amortized as additional rent over the life of the lease. The purchase of the leasehold interest for the Lake Worth, Florida location occurred as a part of the purchase of the previously franchised restaurant.

All of the Company owned units require periodic refurbishing in order to remain competitive. Management anticipates the cost of this refurbishment in fiscal year 2008 to be approximately $375,000, of which $268,000 has been spent through June 28, 2008.

Long Term Debt

As of June 28, 2008, we had long term debt of $6,558,000, as compared to $6,136,000 as of June 30, 2007, and $6,080,000 as of September 29, 2007. The net
increase in long term debt as of June 28, 2008, as compared to long term debt as of June 30, 2007 and September 29, 2007, respectively, is primarily attributed to the borrowing of $600,000 under our secured line of credit from an unaffiliated financial institution during the first quarter of our fiscal year 2008 to pay the balance of the purchase price for our limited partnership units in the limited partnership which owns the Davie, Florida restaurant.

As of June 28, 2008, the amount outstanding under our secured line of credit was $1,562,000. During the fourth quarter of fiscal year 2008, we extended the maturity date of our secured line of credit from April 2, 2009 to July 2, 2009.

During the third quarter of fiscal year 2007, in connection with our purchase of the real property located adjacent to the parking lot of our combination restaurant and package liquor store located at 4 North Federal Highway, Hallandale, Florida, we became obligated to repay to an unaffiliated third party lender, a purchase money mortgage in the principal amount of $450,000. The mortgage amount bears interest at the rate of ten (10%) percent per annum, is amortized over thirty (30) years with equal monthly payments of principal and interest, each in the amount of $3,949.07, with the entire principal balance and all accrued interest due in ten (10) years.

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for the fiscal quarters ended June 28, 2008, June 30, 2007 and the fiscal year ended September 29, 2007.

    Item                     June 28, 2008    June 30, 2007    Sept 29, 2007
    ----                     -------------    -------------    -------------
                                             (in Thousands)

    Current Assets              $  7,002         $  7,263         $  6,322
    Current Liabilities            4,080            4,854            4,567
                                --------         --------         --------
    Working Capital             $  2,922         $  2,409         $  1,755

Working capital as of June 28, 2008 increased by 21.30% from the working capital for the fiscal quarter ending June 30, 2007 and increased by 66.50% from the working capital for the fiscal year ending September 29, 2007. Our working capital improved during the third quarter of our fiscal year 2008 due primarily to the amounts which have been raised but not yet required to be used for expenses by the limited partnership which owns the Davie, Florida restaurant, ($696,000). Working capital also continued to improve during the fiscal quarter ending June 28, 2008 due to the minimal demand upon our cash flow for extraordinary items during the fiscal quarter. Our working capital during the third quarter of fiscal year 2007 included the completion of the private offering by the limited partnership which owns the Pembroke Pines, Florida restaurant, which private offering raised the sum of $2,350,000, and reimbursed us approximately $300,000 for amounts previously advanced in excess of our investment in the limited partnership. In addition, during the third quarter of fiscal year 2007, we sold the real property located at 732 - 734 N.E. 125th Street, North Miami, Florida, realizing net sale proceeds in the approximate amount of $763,000.

We believe that positive cash flow from operations will adequately fund operations and debt reduction through the balance of our fiscal year 2008. During the second quarter of our fiscal year 2008, we contracted for the purchase of a new point of sale system for our package stores, at a cost of approximately $218,000, excluding a surveillance camera system which we estimate will cost an additional $90,000. During the third quarter of our fiscal year 2008, we amended the contract, raising the cost to approximately $227,000. As of June 28, 2008, we have already paid approximately $175,000 on account of the new point of sale system for our package stores, including the cost to customize and test the new point of sale system. We also paid approximately $50,000 to purchase universal wireless hand-held scanners, which payment is in addition to the contracted amount. We anticipate that this new point of sale system for our package stores will be installed and fully operational by the end of our fiscal year 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of June 28, 2008 held no equity securities.

Interest Rate Risk

At June 28, 2008, of the Company's debt arrangements, only borrowings under our line of credit bear interest at a variable annual rate equal to the prime rate of interest. Increases in interest rates may have a material affect upon results of operations, depending upon the outstanding principal balance on our line of credit from time to time.

At June 28, 2008, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

ITEM 4T. CONTROLS AND PROCEDURES

Under the supervision and with the participation of certain members of our management, including our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, we and our management have concluded that, our disclosure controls and procedures at June 28, 2008 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. In the thirteen weeks ended June 28, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting. Management does not expect that disclosure controls and procedures or internal controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. While management believes that its disclosure controls and procedures provide reasonable assurance that fraud can be detected and prevented, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, the Board of Directors authorized management to purchase up to 100,000 shares of our common stock. During the third quarter ended June 28, 2008, we purchased 2,700 shares of our common stock for an aggregate purchase price of $21,536. Of the shares purchased, we purchased 2,500 shares of our common stock from an employee for $20,000 and 200 shares of our common stock on the open market for an aggregate purchase price of $1,536.

                                                                                      Maximum
                                                                                    Number (or
                                                                  Total Number      Approximate
                                                                    of Shares      Dollar Value)
                                                                  Purchased as    of Shares that
                                                                     Part of        May Yet be
                                                                    Publicly         Purchased
                               Total Number                         Announced        Under the
                                of Shares       Average Price       Plans or         Plans or
         Period                 Purchased      Paid Per Share       Programs         Programs
         ------                 ---------      --------------       --------         --------
As of March 29, 2008:                                                                 95,300
4/3/2008                           1,150             $8.00            1,150           94,150
4/17/2008                          1,350             $8.00            1,350           92,800
6/5/2008                             200             $7.68              200           92,600
                                   -----                              -----
Total:                             2,700                              2,700
As of June 28, 2008:                                                                  92,600

ITEM 6. EXHIBITS

      The following exhibits are filed with this Report:

                  Exhibit    Description
                  -------    -----------

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

                                    FLANIGAN'S ENTERPRISES, INC.


Date: August 11, 2008               /s/ James G. Flanigan
                                    --------------------------------------------
                                    JAMES G. FLANIGAN,
                                    Chief Executive Officer and President


                                    /s/ Jeffrey D. Kastner
                                    --------------------------------------------
                                    JEFFREY D. KASTNER,
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)