Form 10-K
period 2008-09-30
FLANIGANS ENTERPRISES INC
filed 2008-12-24
CIK 12040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
      1934

                  For the fiscal year ended September 27, 2008

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

1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $6,838,000 as of March 29, 2008, the last business day of the registrant's most recently completed second fiscal quarter, at a price of $8.05 per share.

There were 1,875,333 shares of the Registrant's Common Stock, $0.10 par value, outstanding as of December 22, 2008

                       DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III is incorporated by reference to portions of the Registrant's Proxy statement for the 2009 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission by January 26, 2009.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                               INDEX TO FORM 10-K

PART I.

    Item 1       Business                                                                     5

    Item 1A      Risk Factors                                                                19

    Item 2       Properties                                                                  23

    Item 3       Legal Proceedings                                                           28

    Item 4       Submission of Matters to a Vote of Security Holders                         29

PART II

    Item 5       Market for Registrant's Common Equity, Related Stockholder Matters
                 and Issuer Purchases of Equity Securities.                                  29

    Item 6       Selected Financial Data.                                                    31

    Item 7       Management's Discussion and Analysis of Financial Condition and
                 Results of Operation.                                                       31

    Item 7A      Quantitative and Qualitative Disclosures About Market Risk.                 43

    Item 8       Financial Statements and Supplementary Data.                                43

    Item 9       Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure.                                                                 44

    Item 9A(T)   Controls and Procedures.                                                    44

    Item 9B.     Other Information                                                           45

PART III.

    Item 10      Directors, Executive Officers and Corporate Governance                      45

    Item 11      Executive Compensation                                                      45

    Item 12      Security Ownership of Certain Beneficial Owners and Management and
                 Related Stockholders Matters                                                45

    Item 13      Certain Relationships and Related Transactions, and Director
                 Independence.                                                               45

    Item 14      Principal Accountant Fees and Services                                      46

PART IV

    Item 15      Exhibits and Financial Statement Schedules.                                 46

SIGNATURES
CERTIFICATIONS

As used in this Annual  Report on Form 10-K,  the terms  "we," "us,"  "our," the
"Company"  and   "Flanigan's"   mean  Flanigan's   Enterprises,   Inc.  and  its
subsidiaries (unless the context indicates a different meaning).

                                     PART I

Item 1. Business
----------------

      When used in this report, the words "anticipate", "believe", "estimate", "will", "intend" and "expect" and similar expressions identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general expansion of the Company's business. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-K.

General
-------

      At September 27, 2008, we (i) operate 23 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional six units, consisting of two restaurants, (one of which we operate) and four combination restaurants/package liquor stores. The table below provides information concerning the type (i.e. restaurant, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or
(iii) the unit is franchised by us), as of September 27, 2008 and as compared to September 29, 2007. With the exception of "The Whale's Rib", a restaurant we operate but do not own, all of the restaurants operate under our service mark "Flanigan's Seafood Bar and Grill" and all of the package liquor stores operate under our service mark "Big Daddy's Liquors".

                                                   FISCAL    FISCAL
                                                   YEAR      YEAR      NOTE
TYPES OF UNITS                                     2008      2007      NUMBER
--------------------------------------------------------------------------------
Company Owned:
-------------
   Combination package liquor store and
      restaurant                                     4         4
   Restaurant only                                   3         3       (1)
   Package liquor store only                         5         5

Company Managed Restaurants Only:
--------------------------------
   Limited partnerships                              9         7       (2)(3)
   Franchise                                         1         1
   Unrelated Third Party                             1         1

Company Owned Club:                                  1         1
------------------
--------------------------------------------------------------------------------
TOTAL - Company
   Owned/Operated Units:                            24        22

FRANCHISED - units                                   6         6       (4)
                                                    --        --

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

      (3) Includes a restaurant located in Davie, Florida which is owned by a limited partnership in which we are the sole general partner and own 48% of the limited partnership interest and commenced operating on July 28, 2008.

      (4) We operate a restaurant for one (1) franchisee. This unit is included in the table both as a franchised restaurant, as well as a restaurant operated by us.

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

History and Development of Our Business
---------------------------------------

      We were incorporated in Florida in 1959 and commenced operating as a chain of small cocktail lounges and package liquor stores throughout South Florida. By 1970, we had established a chain of "Big Daddy's" lounges and package liquor stores between Vero Beach and Homestead, Florida. From 1970 to 1979, we expanded our package liquor store and lounge operations throughout Florida and opened clubs in five other "Sun Belt" states. In 1975, we discontinued most of our package store operations in Florida except in the South Florida areas of Miami-Dade, Broward, Palm Beach and Monroe Counties. In 1982 we expanded our club operations into the Philadelphia, Pennsylvania area as general partner of several limited partnerships we organized. In March 1985 we began franchising package liquor stores and lounges in the South Florida area. See Note 7 to the consolidated financial statements and the discussion of franchised units on page 8.

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

                                                       STATE OF       PERCENTAGE
                ENTITY                               ORGANIZATION        OWNED
                ------                               ------------     ----------

Flanigan's Management Services, Inc.                   Florida            100

Flanigan's Enterprises, Inc. of Georgia                Georgia            100

Flanigan's Enterprises, Inc. of Pa.                  Pennsylvania         100

CIC Investors #13, Limited Partnership                 Florida             40

CIC Investors #50, Limited Partnership                 Florida             17

CIC Investors #55, Limited Partnership                 Florida             48

CIC Investors #60, Limited Partnership                 Florida             45

CIC Investors #65, Limited Partnership                 Florida             28

CIC Investors #70, Limited Partnership                 Florida             41

CIC Investors #75, Limited Partnership                 Florida             13

CIC Investors #80, Limited Partnership                 Florida             27

CIC Investors #95, Limited Partnership                 Florida             30

Josar Investments, LLC                                 Florida            100

Package Liquor Store Operations
---------------------------------

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

      Company Owned Package Liquor Stores. We own and operate nine package liquor stores in the South Florida area under the name "Big Daddy's Liquors", four of which are jointly operated with restaurants we own.

      Franchised Package Liquor Stores. We franchise four package liquor stores in the South Florida area, all of which are operated under the name "Big Daddy's Liquors" and are jointly operated with our franchisee's restaurant operations. Three of the four franchised package liquor stores are franchised to members of the family of our Chairman of the Board, officers and/or directors. We have not entered into a franchise arrangement for either a package liquor store, restaurant or combination package liquor store/restaurant since 1986 and do not anticipate that we will do so in the foreseeable future.

      Generally, a franchise agreement with our franchisees for the operation of a package liquor store runs for the balance of the term of the franchisee's lease for the business premises, extended by the franchisee's continued occupancy of the business premises thereafter, whether by lease or ownership. In exchange for our providing management and related services to the franchisee and our granting the right to the franchisee to use our service mark, "Big Daddy's Liquors", franchisees of package liquor stores pay us weekly in arrears, (i) a royalty equal to approximately 1% of gross sales; plus (ii) an amount for advertising equal to between 1-1/2% to 3% of gross sales generated at the stores depending upon our actual advertising costs.

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

      Company Owned Restaurants. We own and operate seven restaurants all under our service mark "Flanigan's Seafood Bar and Grill" four of which are jointly operated with package liquor stores we own. We acquired one of the seven restaurants we own, (the Lake worth, Florida restaurant), during the second quarter of our fiscal year 2007 from a former franchisee who informed us that he did not intend to continue operating the restaurant.

      Franchised Restaurants. We franchise six restaurants, all of which operate under our service mark "Flanigan's Seafood Bar and Grill", two of which operate as a restaurant only and four of which operate jointly with a franchisee operated "Big Daddy's Liquors" package liquor store.

      Generally, a franchise agreement with our franchisees for the operation of a restaurant runs for the balance of the term of the franchisee's lease for the business premises, extended by the franchisee's continued occupancy of the business premises thereafter, whether by lease or ownership. In exchange for our providing management and related services to the franchisee and our granting the right to the franchisee to use our service mark, "Flanigan's Seafood Bar and Grill", our franchisees pay us weekly in arrears, (i) a royalty equal to approximately 3% of gross sales; plus (ii) an amount for advertising equal to between 1-1/2% to 3% of gross sales from the restaurants.

      For accounting purposes, we do not consolidate the revenue and expenses of our franchisees' operations with our revenue and expenses. Franchise royalties we receive are "earned" when sales are made by franchisees.

Restaurants Owned by Affiliated Limited Partnerships
----------------------------------------------------

      We have invested with others, (some of whom are or are affiliated with our officers and directors), in ten limited partnerships which currently own and operate ten South Florida based restaurants under our service mark "Flanigan's Seafood Bar and Grill". In addition to being a limited partner in these limited partnerships, we are the sole general partner of all of these limited partnerships and manage and control the operations of the restaurants except for the restaurant located in Fort Lauderdale, Florida where we only hold a limited partnership interest.

      Generally, the terms of the limited partnership agreements provide that until the investors' cash investment in a limited partnership (including any cash invested by us) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant, as a return of capital, up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (1/2) to us as a management fee and one-half (1/2) to the investors, (including us), prorata based on the investors' investment, as a return of capital. Once all of the investors, (including us), have received, in full, amounts equal to their cash invested, an annual management fee becomes payable to us equal to one-half (1/2) of cash available to be distributed, with the other one half (1/2) of available cash distributed to the investors (including us), as a profit distribution, pro-rata based on the investors' investment. As of September 27, 2008, limited partnerships owning three (3) restaurants, (Surfside, Florida, Kendall, Florida and West Miami, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (1/2) of the cash available for distribution by the limited partnership. In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our "Flanigan's Seafood Bar and Grill" service mark, which use is authorized while we act as general partner only. This 3% fee is "earned" when sales are made by the limited partnerships and is paid weekly, in arrears. We anticipate that we will continue to form limited partnerships to raise funds to own and operate restaurants under our service mark "Flanigan's Seafood Bar and Grill" using the same or substantially similar financial arrangement.

      Below is information on the ten limited partnerships which own and operate "Flanigan's Seafood Bar and Grill" restaurants:

Pinecrest, Florida

      We are the sole general partner and 40% limited partner in this limited partnership which has owned and operated a restaurant in Pinecrest, Florida under our "Flanigan's Seafood Bar and Grill" service mark since August 14, 2006. 15.0% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2008, this limited partnership has returned to its investors approximately 18% of their initial cash invested.

Fort Lauderdale, Florida

      A corporation, owned by one of our directors, acts as sole general partner of a limited partnership which has owned and operated a restaurant in Fort Lauderdale, Florida under our "Flanigan's Seafood Bar and Grill" service mark since April 1, 1997. We have a 25% limited partnership interest in this limited partnership. 58.8% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2008, this limited partnership has returned to its investors all cash invested, but since we are not the general partner of this limited partnership, we do not receive an annual management fee. We have a franchise arrangement with this limited partnership and for accounting purposes, we do not consolidate the operations of this limited partnership into our operations.

Surfside, Florida

      We are the sole general partner and a 45% limited partner in this limited partnership which has owned and operated a restaurant in Surfside, Florida under our "Flanigan's Seafood Bar and Grill" service mark since March 6, 1998. 34.9% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2008, this limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (1/2) of the cash available for distribution by this limited partnership.

Kendall, Florida

      We are the sole general partner and a 41% limited partner in this limited partnership which has owned and operated a restaurant in Kendall, Florida under our "Flanigan's Seafood Bar and Grill" service mark since April 4, 2000. 29.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2008, this limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (1/2) of the cash available for distribution by this limited partnership.

West Miami, Florida

      We are the sole general partner and a 27% limited partner in this limited partnership which has owned and operated a restaurant in West Miami, Florida under our "Flanigan's Seafood Bar and Grill" service mark since October 11, 2001. 34.1% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2008, this limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (1/2) of the cash available for distribution by this limited partnership.

Weston, Florida

      We are the sole general partner and a 30% limited partner in this limited partnership which has owned and operated a restaurant in Weston, Florida under our "Flanigan's Seafood Bar and Grill" service mark since January 20, 2004. 35.1% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2008, this limited partnership has returned to its investors approximately 73.75% of their initial cash invested. During the first quarter of our fiscal year 2009, no distribution was made to limited partners as this limited partnership had limited cash flow generated by this restaurant. The limited cash flow was primarily attributable to increased competition, which we expect to continue into our fiscal year 2009.

Stuart, Florida

      We are the sole general partner and 13% limited partner in this limited partnership which has owned and operated a restaurant in a Howard Johnson's Hotel in Stuart, Florida under our "Flanigan's Seafood Bar and Grill" service mark since January 11, 2004. 31.0% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2008, this limited partnership has returned to its investors approximately 22.5% of their initial cash invested. During our fiscal year 2006, the limited partners of this limited partnership only received three (3) quarterly distributions due to the limited cash flow generated by the restaurant. During our fiscal years 2007 and 2008, no distributions were made to limited partners as this limited partnership had net losses of $98,000 and $8,000 from the operation of the restaurant during the fiscal years 2007 and 2008, respectively, before depreciation and amortization, and owed the Company $203,000 and $216,000, as of the end of our fiscal years 2007 and 2008, respectively, in advances made to meet operating losses.

Wellington, Florida

      We are the sole general partner and a 28% limited partner in this limited partnership which has owned and operated a restaurant in Wellington, Florida under our "Flanigan's Seafood Bar and Grill" service mark since May 27, 2005. 25.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2008, this limited partnership has returned to its investors approximately 41% of their initial cash invested.

Davie, Florida

      We are the sole general partner and a 48% limited partner in this limited partnership which has owned and operated a restaurant in Davie, Florida under our "Flanigan's Seafood Bar and Grill" service mark since July

28, 2008. 9.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2008, this limited partnership has yet to return to its investors any of their initial cash invested.

Pembroke Pines, Florida

      We are the sole general partner and a 17% limited partner in this limited partnership which has owned and operated a restaurant in Pembroke Pines, Florida under our "Flanigan's Seafood Bar and Grill" service mark since October 29, 2007. 17.9% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2008, this limited partnership has returned to its investors approximately 7.0% of their initial cash invested.

Management Agreement for "The Whale's Rib" Restaurant
-----------------------------------------------------

      Since January, 2006, we have managed "The Whale's Rib", a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (1/2) of the net profit, if any, from the operation of the restaurant. The term of the management agreement, which commenced January 9, 2006, is for ten (10) years, with four (4) five (5) year renewal options in favor of the owner of the restaurant. For our fiscal years ended September 27, 2008 and September 29, 2007, we generated $150,000 and $160,000 of revenue, respectively, from providing these management services.

Adult Entertainment Club
------------------------

      We own, but do not operate, an adult entertainment nightclub located in Atlanta, Georgia which operates under the name "Mardi Gras". We have a management agreement with an unaffiliated third party to manage the club. Effective May 1, 2006, the unaffiliated third party that manages the club became obligated under a new lease for the business premises where the club operates for a period of ten (10) years, with one (1) ten (10) year renewal option and as of such date we are no longer obligated under the lease. Under our management agreement, the unaffiliated third party management firm is obligated to pay us an annual amount, paid monthly, equal to the greater of $150,000 or ten (10%) percent of gross sales from the club, offset by one-half (1/2) of any rental increases, provided our fees will never be less than $150,000 per year. For our fiscal years ended September 27, 2008 and September 29, 2007, we generated $238,000 and $203,000 of revenue, respectively, from the operation of the club.

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

      During the second quarter of our fiscal year, we contracted for the purchase of a new point of sale computer system for our package liquor stores, at a cost of approximately $237,000, including the cost to customize and test the new system, but excluding a surveillance camera system which we estimate will cost an additional $118,000. We also paid approximately $50,000 to purchase universal wireless hand-held scanners, which payment is in addition to the contracted amount. The testing of the new point of sale computer system was successfully completed during our fiscal year 2008, we used the wireless hand-held scanners to take our fiscal year end liquor inventory and the new point of sale computer system was installed during the first quarter of our fiscal year 2009. The package liquor stores began using the new point of sale computer system on November 2, 2008. The final cost of the new point of sale computer system, including hand-held, wireless scanners but excluding surveillance camera system, is approximately $287,000, of which approximately $266,000 has been paid to date.

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

      During our fiscal years 2007 and 2008, no significant pending matters have been initiated concerning any of our licenses which might be expected to result in a revocation of a liquor license or other significant actions against us.

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

General Liability Insurance
---------------------------

      We have general liability insurance which incorporates a semi-self-insured plan under which we assume the full risk of the first $50,000 of exposure per occurrence, while the limited partnerships assume the full risk of the first $10,000 of exposure per occurrence. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During our fiscal year 2007 and again in fiscal year 2008 we were able to purchase excess liability insurance at a reasonable premium, whereby our excess insurance carrier is responsible for $6,000,000 coverage above our primary general liability insurance coverage. With the exception of one (1) limited partnership which has higher general liability insurance coverage to comply with the terms of its lease for the business premises, we are un-insured against liability claims in excess of $7,000,000 per occurrence and in the aggregate.

      Our general policy is to settle only those legitimate and reasonable claims asserted and to aggressively defend and go to trial, if necessary, on frivolous and unreasonable claims. We have established a select group of defense attorneys which we use in conjunction with this program. Under our current liability insurance policy, any expense incurred by us in defending a claim, including adjusters and attorney's fees, are a part of our $50,000 self-insured retention.

      An accrual for our estimated liability claims is included in the consolidated balance sheets in the caption "Accounts payable and accrued expenses". A significant unfavorable judgment or settlement against us in excess of our liability insurance coverage could have a materially adverse effect on the Company.

Property Insurance; Windstorm Insurance; Deductibles
----------------------------------------------------

      For the policy year commencing December 30, 2008, our property insurance will provide for full insurance coverage for property losses, including those caused by windstorm, such as a hurricane, and will be the first year of our two
(2) year property insurance policy with our insurance carrier. For property losses caused by windstorm, the property insurance will have deductibles of 5% per location, per occurrence. For all other property losses, the property insurance will have deductibles of $10,000 per location, per occurrence. Our insurance expense for the policy year commencing December 30, 2008, including insurance coverage for our consolidated limited partnerships, estimated at $294,000, decreased by approximately $140,000, (32%), due primarily to decreases in windstorm insurance coverage. Our insurance expense for the policy year commencing December 30, 2009 will remain the same excluding only increases and/or decreases in insurance expense due to changes in insurable values.

      For the policy year which commenced December 30, 2007, our property insurance provided for full insurance coverage for property losses, other than those caused by windstorm, such as a hurricane. The losses caused by hurricanes during the 2004 and 2005 hurricane seasons in South Florida made windstorm insurance coverage difficult to obtain and, where available, expensive to the point that full windstorm coverage for all locations was economically prohibitive. For those locations east of I-95, windstorm insurance coverage was only available through the State of Florida sponsored insurance fund and then limited to $1,000,000 per building, including personal property, but without business interruption insurance. The State of Florida sponsored insurance fund had deductibles of 3% per location, per occurrence. Windstorm coverage for locations west of I-95 was procured through a private insurance carrier, including business interruption insurance, which provided coverage of $10,000,000 per occurrence and in the aggregate, with "named storm deductibles" of 5% per location per occurrence, with a minimum deductible of $100,000 per occurrence and "other windstorm deductibles" of $100,000 per occurrence. The windstorm policy provided by the private insurance carrier contained a limitation on recovery for roof replacement, with any roofs dating prior to 2001 being covered for their actual replacement value, in lieu of their replacement cost. We determined that only two roofs at our locations west of I-95 for which we and/or our limited partnerships are responsible, pre-date 2001 so the exposure due to the roof replacement limitation was not significant. The private insurance policy also provided business interruption insurance for locations east of I-95, with a deductible of 5% per location, per occurrence, for business interruption insurance, as well as windstorm insurance in excess of the primary coverage provided through the State of Florida sponsored insurance fund. Management believed that the windstorm insurance coverage effective December 30, 2007 would have provided adequate insurance coverage for all locations in the event of a hurricane, but in the event that more than four (4) locations had been destroyed by a hurricane, thereby requiring total reconstruction, the windstorm insurance coverage may have been inadequate and we and/or the limited partnership may have had to bear the cost of any uninsured expenses, which may have had a material adverse effect upon the financial condition and/or results of operations of the Company. Our insurance expense for the policy year commencing December 30, 2007, including insurance coverage for our consolidated limited partnerships, estimated at $434,000, decreased by approximately $153,000, (26%), due primarily to decreases in windstorm insurance coverage. During the policy year commencing December 30, 2007, neither we, nor any of our limited partnerships, made a claim against our property insurance.

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

Employees
---------

      As of our fiscal year end 2008, we employed 1003 persons, of which 752 were full-time and 251 were part-time. Of these, 36 were employed at the corporate offices in administrative capacities and 5 were employed in maintenance. Of the remaining employees, 44 were employed in package liquor stores and 918 in restaurants.

      None  of  our  employees   are   represented   by  collective   bargaining
organizations. We consider our labor relations to be favorable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                         Positions and Offices             Office or Position
       Name                  Currently Held         Age        Held Since
       ----             -----------------------     ---    ------------------

James G. Flanigan       Chairman of the Board        44            (1)
                        of Directors, Chief
                        Executive Officer and
                        President

August Bucci            Chief Operating Officer      64           2002
                        and Executive Vice
                        President

Jeffrey D. Kastner      Chief Financial Officer      55            (2)
                        General Counsel and
                        Secretary

Jean Picard             Vice President of            70           2002
                        Package Liquor Store
                        Operations

(1) Chairman of the Board of Directors, Chief Executive Officer since 2005; President since 2002.

(2) Chief Financial Officer since 2004; Secretary since 1995; and General Counsel since 1982.

Flanigan's 401(k) Plan
----------------------

      Effective July 1, 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and/or matching contributions. During our fiscal years ended September 27, 2008 and September 29, 2007, the Board of Directors approved discretionary matching contributions totaling $30,000 and $29,000, respectively.

Item 1A     Risk Factors
------------------------

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

General Economic Factors May Adversely Affect Results of Operations
-------------------------------------------------------------------

      The disruption experienced in the United States and global credit markets during the second half of calendar year 2008 has adversely affected disposable consumer income and consumer confidence. Prolonged negative changes in domestic and global economic conditions or disruptions of either or both of the financial and credit markets may have a material adverse effect on our results of operations, financial condition and liquidity. At this time, it is unclear whether and to what extent the actions taken by the

United States government, including, without limitation, the passage of the Emergency Economic Stabilization Act of 2008 and other measures currently being implemented or contemplated, will mitigate the effect of the crisis. With respect to the Company, while we have no immediate need to access the credit markets in the foreseeable future, the impact of the current crisis on our ability to obtain financing in the future, if needed, and the cost and terms of the same is unclear. From an operating standpoint, the current financial crisis has resulted in reduced customer traffic in some or all of our restaurants and/or package liquor stores, reduced revenues and profitability, increased costs and imposed practical limits on our menu pricing. A continued decline in revenues and/or profitability may result in a deterioration of our financial position.

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

Our Business Could Be Materially Adversely Affected If We Are Unable To Expand In A Timely And Profitable Manner
----------------------------------------

      To grow successfully, we must open new restaurants on a timely and profitable basis. We have experienced delays in restaurant openings from time to time and may experience delays in the future. During fiscal year 2008, due to delays in the permitting process and construction, the Pembroke Pines, Florida and Davie, Florida restaurants were opened after substantial delays. Increases in labor and building material costs increased the cost of planned renovations to the Davie, Florida restaurant by approximately $1,000,000.

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

Labor Shortages, an Increase in Labor Costs, or Inability to Attract Employees Could Harm Our Business
--------------------------------------------------------------------------------

      Our employees are essential to our operations and our ability to deliver an enjoyable dining experience to our customers. If we are unable to attract and retain enough qualified restaurant and/or package liquor store personnel at a reasonable cost, and if they do not deliver an enjoyable dining experience, our results may be negatively affected. Additionally, competition for qualified employees could require us to pay higher wages, which could result in higher labor costs.

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

Inability to Attract and Retain Customers Could Affect Results of Operations
--------------------------------------------------------------------------------

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

We May Face Instances of Food Borne Illness
-------------------------------------------

      During our fiscal year 2007, several nationally known restaurants experienced outbreaks of food poisoning believed to be caused by E.coli contained in fresh spinach, which is not included in any of the items on our menu. In years past, Asian and European countries experienced outbreaks of avian flu. Incidents of "mad cow" disease have occurred in Canadian and U.S. cattle herds. These problems, other food-borne illnesses (such as, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past, and could in the future, adversely affect the price and availability of affected ingredients and cause changes in consumer preference. As a result, our sales could decline.

      Instances of food-borne illnesses, real or perceived, whether at our restaurants or those of our competitors, could also result in negative publicity about us or the restaurant industry, which could adversely affect sales. If we react to negative publicity by changing our menu or other key aspects of the dining experience we offer, we may lose customers who do not accept those changes, and may not be able to attract enough new customers to produce the revenue needed to make our restaurants profitable. If our guests become ill from food-borne illnesses, we could be forced to temporarily close some restaurants. A decrease in guest traffic as a result of health concerns or negative publicity, or as a result of a change in our menu or dining experience or a temporary closure of any of our restaurants, could materially harm our business.

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

      All of our units require periodic refurbishing in order to remain competitive. We have budgeted $700,000 for our refurbishing program for fiscal year 2009. See Item 7, "Liquidity and Capital Resources" for discussion of the amounts spent in fiscal year 2008.

      The following table summarizes information related to the properties upon which our operations are conducted:

                            Square            Franchised/
Name and Location           Footage   Seats   Owned by      Lease Terms
-----------------           -------   -----   -----------   -----------

Big Daddy's Liquors #4      1,978      N/A    Company       3/1/02 to 2/28/27
Flanigan's Enterprises                                      and Options to
Inc. (6)                                                    2/28/47
7003 Taft Street
Hollywood, FL

Big Daddy's Liquors #7      1,450      N/A    Company       11/1/00 to 10/31/09
Flanigan's Enterprises                                      and Annual Options
Inc.                                                        to 10/31/15
1550 W. 84th Street
Hialeah, FL

                            Square            Franchised/
Name and Location           Footage   Seats   Owned by      Lease Terms
-----------------           -------   -----   -----------   -----------

Big Daddy's Liquors #8      1,942      N/A    Company       5/1/99 to 4/30/14
Flanigan's Enterprises
Inc.
959 State Road 84
Fort Lauderdale, FL

Flanigan's Seafood          4,300      130    Company       10/1/71 to 12/31/09
Bar and Grill #9                                            New lease 1/1/10
Flanigan's Enterprises                                      to 12/31/14
Inc.                                                        Options to
1550 W. 84th Street                                         12/31/24
Hialeah, FL

Flanigan's Legends          5,000      150    Franchise     1/4/00 to 1/3/20
Seafood Bar and Grill                                       Option to 1/3/25
#11, 11 Corporation (1)
330 Southern Blvd.
W. Palm Beach, FL

Flanigan's Seafood          5,000      180    Company       11/15/92 to
Bar and Grill #12                                           11/15/09
Flanigan's Enterprises,                                     Option to
Inc. (11)                                                   11/15/10
2405 Tenth Ave. North
Lake Worth, FL

Flanigan's Seafood          3,320       90    Franchise     6/1/79 to 6/1/09
Bar and Grill #14                                           Options to 6/1/19
Big Daddy's #14, Inc. (1)(2)(5)
2041 NE Second St.
Deerfield Beach, FL

Flanigan's Seafood          4,000       90    Franchise/    3/2/76 to 8/31/11
Bar and Grill #15                             Limited
CIC Investors #15 Ltd.(1)(2)                  Partnership
1479 E. Commercial Blvd.
Ft. Lauderdale, FL

Flanigan's Seafood          4,300      100    Franchise     2/15/72 to 12/31/10
Bar and Grill #18                                           Options to
Twenty Seven Birds                                          12/31/20
Corp. (1)(2)
2721 Bird Avenue
Miami, FL

Flanigan's Seafood          4,500      160    Company       3/1/72 to 12/31/10
Bar and Grill #19                                           Options to 12/31/20
Flanigan's Enterprises
Inc.
2505 N. University Dr.
Hollywood, FL

                            Square            Franchised/
Name and Location           Footage   Seats   Owned by      Lease Terms
-----------------           -------   -----   -----------   -----------

Flanigan's Seafood          5,100      140    Company       7/15/68 to 12/31/09
Bar and Grill #20                                           Annual options
Flanigan's Enterprises                                      until the Company
Inc.                                                        fails to exercise
13205 Biscayne Blvd.                                        Additional Lease
North Miami, FL                                             5/1/69 to 12/31/09
                                                            Annual options
                                                            until the Company
                                                            fails to exercise

Flanigan's Seafood          4,100      200    Company       12/16/68 to
Bar and Grill #22                                           12/31/10
Flanigan's Enterprises                                      Options to 12/31/20
Inc.                                                        Option to purchase
2600 W. Davie Blvd.
Ft. Lauderdale, FL

Flanigan's Seafood          4,600      150    Company       Company Owned
Bar and Grill #31
Flanigan's Enterprises
Inc. (7)
4 N. Federal Highway
Hallandale, FL

Flanigan's Guppy's          4,620      130    Franchise     11/1/03 to 4/30/11
Seafood Bar and Grill #33
Guppies, Inc. (1)(2)
45 S. Federal Highway
Boca Raton, FL

Big Daddy's Liquors         3,000      N/A    Company       5/29/97 to 5/28/12
#34, Flanigan's                                             Option to 5/28/17
Enterprises, Inc.
9494 Harding Ave.
Surfside, FL

Flanigan's Seafood          4,600      140    Company       4/1/71 to 12/31/10
Bar and Grill #40,                                          Option to 12/31/15
Flanigan's Enterprises
Inc.
5450 N. State Road 7
N. Lauderdale, FL

Piranha Pat's #43           4,500       90    Franchise     12/1/72 to 11/30/12
BD 43 Corporation (1)(2)                                    Option to 11/30/22
2500 E. Atlantic Blvd.
Pompano Beach, FL

                            Square            Franchised/
Name and Location           Footage   Seats   Owned by      Lease Terms
-----------------           -------   -----   -----------   -----------

Big Daddy's Liquors         6,000      N/A    Company       12/21/68 to 1/1/10
#47, Flanigan's                                             Options to 1/1/50
Enterprises, Inc. (3)
8600 Biscayne Blvd.
Miami, FL

Flanigan's Seafood          8,000      200    Limited       06/01/91 to 5/31/11
Bar and Grill #13,                            Partnership   Options to 5/31/21
CIC Investors #13, Ltd.
11415 S. Dixie Highway
Pinecrest, FL

Flanigan's Seafood          4,000      200    Limited       10/24/06 to 10/23/11
Bar and Grill #50,                            Partnership   Options to 10/23/26
CIC investors #50, Ltd.(8)
17185 Pines Boulevard
Pembroke Pines, FL

Flanigan's Seafood          5,900      200    Limited       1/5/07 to 12/31/21
Bar and Grill #55                             Partnership    Options to 12/31/31
CIC Investors #55, Ltd.(9)
2190 S. University Drive
Davie, Florida

Flanigan's Seafood          6,800      200    Limited       8/1/97 to 12/31/11
Bar and Grill #60                             Partnership
CIC Investors #60 Ltd.
9516 Harding Avenue
Surfside, FL

Flanigan's Seafood          6,128      200    Limited       5/01/05 to 6/30/15
Bar and Grill #65                             Partnership   Options to 3/31/25
CIC Investors #65, Ltd.
2335 State Road 7,Suite 100
Wellington, FL

Flanigan's Seafood          4,850      161    Limited       4/1/00 to 3/31/10
Bar and Grill #70                             Partnership   Options to 3/31/30
CIC Investors #70 Ltd.
12790 SW 88 St
Kendall, FL

Flanigan's Seafood          7,000      200    Limited       10/1/03 to 9/30/09
Bar and Grill #75                             Partnership   Options to 9/30/27
CIC Investors # 75 Ltd.
950 S. Federal Highway
Stuart, FL

                            Square            Franchised/
Name and Location           Footage   Seats   Owned by      Lease Terms
-----------------           -------   -----   -----------   -----------

Flanigan's Seafood           5,000     165    Limited       6/15/01 to 12/14/19
Bar and Grill #80                             Partnership   Options to 12/14/39
CIC Investors #80 Ltd.
8695 N.W. 12th St
Miami, FL

Flanigan's Seafood           5,700     235    Limited       7/29/01 to 7/28/17
Bar and Grill #95                             Partnership   Options to 7/28/32
CIC Investors #95 Ltd.
2460 Weston Road
Weston, FL

Mardi Gras                  10,000     400    Company       4/30/06 to 4/30/16
Flanigan's Enterprises,                                     Option to 4/30/26
Inc., #600 (4)(10)
Powers Ferry Landing
Atlanta, GA

(1)   Franchised by Company.

(2)   Lease assigned to franchisee.

(3) We own 52% of the underlying leasehold from the unaffiliated third parties to whom the lease had been assigned and subleased back.

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

(7) During the fourth quarter of our fiscal year 2006, we purchased the real property and an assignment of a ground lease of this location pursuant to an option to purchase contained in the Sublease Agreement. During our fiscal year 2007, we purchased the real property subject to the ground lease.

(8)   Restaurant opened for business on October 29, 2007.

(9)   Restaurant opened for business on July 28, 2008.

(10) During the third quarter of our fiscal year 2006, our lease for this location expired. The unaffiliated third party entered into a new lease for the business premises effective May 1, 2006 and as of that date, we no longer have responsibility to pay any amounts under the lease.

(11) Effective March 4, 2007, we purchased the assets of the franchised restaurant from our franchisee, including the leasehold.

      During our fiscal year 2007, we purchased the real property and building where our combination restaurant and package liquor store located at 4 North Federal Highway, Hallandale, Florida (Store #31) operates. We paid $552,500 for the real property, which was partially financed with an advance of $250,000 on the mortgage procured by us during the fourth quarter of our fiscal year 2006 to purchase the limited liability company which owns the real property and the ground lease at this location, thereby raising the principal balance on such mortgage to $3,530,000. The mortgage amount bears interest at the rate of seven and one-half (7 1/2%) percent per annum, is amortized over twenty years with equal monthly payments of principal and interest, each in the amount of $28,600, with the entire principal balance and all accrued interest due in October 2013.

      During our fiscal year 2007, we purchased the real property located adjacent to the parking lot of our combination restaurant and package liquor store located at 4 North Federal Highway, Hallandale, Florida, (Store #31). A residence, consisting of approximately 1,200 square feet, is located upon the property and as of the end of our fiscal year 2008 is leased to an unaffiliated third party. We paid $600,000 for this property, $450,000 of which we borrowed from an unaffiliated third party first mortgagee. The mortgage amount bears interest at the rate of ten (10%) percent per annum, is amortized over thirty
(30) years with equal monthly payments of principal and interest, each in the amount of $3,949, with the entire principal balance and all accrued interest due in April, 2017.

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

      We own the building where our corporate offices are located. On April 16, 2001, we filed suit against the owner of the adjacent shopping center to determine our right to non-exclusive parking in the shopping center. During fiscal year 2007, the appellate court affirmed and upon re-hearing, again affirmed the granting of a summary judgment in favor of the shopping center. The seller from whom we purchased the building was named as a defendant in the lawsuit and is currently asserting a claim against us for reimbursement of its attorneys' fees and costs resulting from the litigation. We disputed the seller's entitlement to reimbursement of its attorney's fees and costs, but during the first quarter of our fiscal year 2009, the appellate court affirmed the ruling against us by the trial court. We are disputing the amount of the seller's claim as excessive.

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

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

      None.

                                     PART II
                                     -------

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
--------------------------------------------------------------------------------

      Our common stock is traded on the American Stock Exchange under the symbol "BDL". As of the close of business on December 22, 2008, there were approximately 335 holders of record of our common stock. The following table sets forth the high and low sales price of a share of our common stock for each quarter in our fiscal years 2008 and 2007 as reported by the American Stock
Exchange:

                              Fiscal 2008    Fiscal 2007
                             ------------    -------------
                             High     Low     High    Low
                             ----    ----    -----   -----

First quarter                9.75    7.65    11.75    8.91
Second quarter               9.90    6.56    12.30   10.28
Third quarter                8.54    6.35    12.00   10.17
Fourth quarter               6.85    5.09    11.30    8.65

      We have determined that we must retain any earnings for the development and operation of our business and accordingly, we do not intend to pay any cash dividends in the foreseeable future.

-------------------------------------------------------------------------------
                      ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------------------------------------------------
                                                                  (d) Maximum
                                                  (c) Total       Number (or
                                                  Number of       Approximate
                                                 Shares (or    Dollar Value) of
                                                   Units)         Shares (or
                                       (b)      Purchased as    Units) that May
                        (a) Total    Average       Part of          Yet Be
                        Number of     Price       Publicly         Purchased
                       Shares (or   Paid per      Announced        Under the
                         Units)       Share       Plans or         Plans or
    Period              Purchased   (or Unit)     Programs         Programs
-------------------------------------------------------------------------------
June 29, 2008
- August 2, 2008             none                                        92,600
-------------------------------------------------------------------------------
August 3, 2008
- August 30, 2008             600   $    6.60            600             92,000
-------------------------------------------------------------------------------
August 31, 2008
- September 27, 2008          900   $  6.1999            900             91,100
-------------------------------------------------------------------------------
Total as of
September 27, 2008          1,500                      1,500             91,100
-------------------------------------------------------------------------------

Purchase of Company Common Stock
--------------------------------

      Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, the Board of Directors authorized management to purchase up to 100,000 shares of our common stock. During our fiscal year 2008, we purchased 6,400 shares of our common stock for an aggregate purchase price of $48,935. Of the shares purchased, we purchased 1,200 shares of our common stock from the Joseph G. Flanigan Charitable Trust for $9,600 and 2,500 shares of our common stock from an employee for $20,000 in off market transactions, which reflected an actual per share purchase price which was equal to the average per share market price on the date of purchase. The balance of our common stock purchased, 2,700 shares, was purchased on the open market for an aggregate purchase price of $19,335. During our fiscal year 2007, we purchased 3,332 shares of our common stock for an aggregate purchase price of $36,000. Of the shares purchased, 2,500 shares were purchased from August Bucci, our Chief Operating Officer and Director, in an off market private transaction, at an aggregate purchase price of $28,000, which reflected an actual per share purchase price which was less than the closing per share market price on the date of purchase. The balance of our common stock purchased, 832 shares, were purchased from a former employee, (332 shares), for $3,500, and from the Joseph G. Flanigan Charitable Trust, (500 shares), for $4,500 in off market transactions, which reflected an actual per share purchase price which was equal to the average per share market price on the date of purchase.

      Information regarding our equity compensation plan(s) is set forth under page F-26 of this report.

Item 6. Selected Financial Data
-------------------------------

      As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

      Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the captions "Risk Factors". In addition, the following discussion and analysis should be read in conjunction with the 2008 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere in this report.

Overview
---------

Financial Information Concerning Industry Segments
--------------------------------------------------

      Our business is conducted principally in two segments: the restaurant segment and the package liquor store segment. Financial information broken into these two principal industry segments for the two fiscal years ended September 27, 2008 and September 29, 2007 is set forth in the consolidated financial statements which are attached hereto.

General
-------

      At September 27, 2008, we (i) operate 23 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional six units, consisting of two restaurants, (one of which we operate) and four combination restaurants/package liquor stores.

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

      Affiliated Limited Partnership Owned Units. We manage and control the operations of the ten restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is managed and controlled by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated with our results of operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method.

Results of Operations
---------------------

REVENUES (in thousands):
--------------------------------------------------------------------------------
                                            Fifty Two            Fifty Two
                                            Weeks Ended          Weeks Ended
                                            Sept. 27, 2008       Sept. 29, 2007

Sales
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Restaurant, food                           $ 40,906   65.2%     $ 38,047   63.8%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Restaurant, bar                               9,494   15.1%        8,764   14.7%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Package goods                                12,317   19.7%       12,784   21.5%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Total                                        62,717  100.0%       59,595  100.0%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Franchise revenues                            1,066                1,134
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Owner's fee                                     238                  203
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Other operating income                          188                  169
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Total Revenues                             $ 64,209             $ 61,101
--------------------------------------------------------------------------------

Comparison of Fiscal Years Ended September 27, 2008 and September 29, 2007
--------------------------------------------------------------------------

      Revenues. Total revenue for our fiscal year 2008 increased $3,108,000 or 5.09% to $64,209,000 from $61,101,000 for our fiscal year 2007. This increase resulted from sales from three restaurant locations, the Davie, Florida limited partnership owned restaurant ($818,000) which opened for business on July 28, 2008, the Pembroke Pines, Florida limited partnership owned restaurant ($3,189,000) which opened for business on October 29, 2007, and the Company owned Lake Worth, Florida restaurant ($1,636,000), which was acquired on March 4, 2007, offset by a decline in same store restaurant food and bar sales ($1,872,000). Prior to March 4, 2007, the Lake Worth, Florida restaurant was franchised by the Company. The Lake Worth, Florida restaurant generated $1,018,000 of revenue during our fiscal year 2007. Without giving effect to the revenue generated from the Pembroke Pines, Florida restaurant ($3,189,000), the Davie, Florida restaurant ($818,000) and the increased revenue generated from the Lake Worth, Florida restaurant, ($619,000), total revenue for our fiscal year 2008 would have decreased $1,518,000 or 2.48% to $59,583,000 from $61,101,000 for our fiscal year 2007. To a lesser extent, increased revenue is attributable to increased menu prices.

      Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants totaled $40,906,000 for our fiscal year 2008 as compared to $38,047,000 for our fiscal year 2007. This increase in restaurant food sales is due to sales from the Davie, Florida, Pembroke Pines, Florida and Lake Worth, Florida restaurants. The Davie, Florida, Pembroke Pines, Florida and Lake Worth, Florida restaurants generated $662,000, $2,677,000 and $1,225,000 of revenues, respectively, from the sale of food during our fiscal year 2008, while the Lake Worth, Florida restaurant generated $769,000 of revenue from the sale of food during our fiscal year 2007. Without giving effect to the revenue generated from the Davie, Florida restaurant ($662,000) and the Pembroke Pines, Florida restaurant ($2,677,000) and the increased revenue generated from the Lake Worth, Florida restaurant, ($456,000), from the sale of food during our fiscal year 2008, restaurant revenue generated from the sale of food during our fiscal year 2008 would have decreased $936,000 or 2.46% to $37,111,000 from $38,047,000 for our fiscal year 2007. Comparable weekly restaurant food sales (for restaurants open for all of our fiscal years 2008 and 2007, which consists of six restaurants owned by us and seven restaurants owned by affiliated limited partnerships) was $682,000 and $716,000 for our fiscal years 2008 and 2007, respectively, a decrease of 4.75%. Comparable weekly restaurant food sales for Company owned restaurants only was $299,000 and $297,000 for our fiscal years 2008 and 2007, respectively, an increase of 0.67%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $383,000 and $419,000 for our fiscal years 2008 and 2007, respectively, a decrease of

8.59%. We anticipate that restaurant food sales will increase through our fiscal year 2009 due to, among other things, the operation of the Davie restaurant through our entire fiscal year 2009, offset by a decline in same store restaurant food sales.

      Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $9,494,000 for our fiscal year 2008 as compared to $8,764,000 for our fiscal year 2007. This increase of $730,000 in restaurant bar sales is due to sales from the Davie, Florida, Pembroke Pines, Florida and Lake Worth, Florida restaurants. The Davie, Florida, Pembroke Pines, Florida and Lake Worth, Florida restaurants generated $154,000, $511,000 and $288,000 of revenues, respectively, from restaurant bar sales during our fiscal year 2008, while the Lake Worth, Florida restaurant generated $172,000 of revenue from restaurant bar sales during our fiscal year 2007. Without giving effect to the revenue generated from the Davie, Florida restaurant ($154,000) and the Pembroke Pines, Florida restaurant ($511,000) and the increased revenue generated from the Lake Worth, Florida restaurant, ($116,000), from restaurant bar sales during our fiscal year 2008, revenue generated from restaurant bar sales during our fiscal year 2008 would have decreased $51,000 or 0.58% to $8,713,000 from $8,764,000 for our fiscal year 2007. Comparable weekly restaurant bar sales (for restaurants open for all of our fiscal years 2008 and 2007, which consists of six restaurants owned by us and seven restaurants owned by affiliated limited partnerships) was $164,000 and $166,000 for our fiscal years 2008 and 2007, respectively, a decrease of 1.20%. Comparable weekly restaurant bar sales for Company owned restaurants only was $68,000 and $66,000 for our fiscal years 2008 and 2007, respectively, an increase of 3.03%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $96,000 and $100,000 for our fiscal years 2008 and 2007, respectively, a decrease of 4.00%. We anticipate that restaurant bar sales will increase through our fiscal year 2009 due to, among other things, the operation of the Davie restaurant through our entire fiscal year 2009, offset by a decline in same store restaurant bar sales.

      Package Liquor Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $12,317,000 for our fiscal year 2008 as compared to $12,784,000 for our fiscal year 2007, a decrease of $467,000. The weekly average of same store package liquor store sales, which includes all nine (9) Company owned package liquor stores, was $237,000 for our fiscal year 2008 as compared to $246,000 for our fiscal year 2007, a decrease of 3.66%. The decrease was primarily due to increased competition and package liquor store sales are expected to decline through our fiscal year 2009.

      Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for our fiscal year 2008 increased $3,208,000 or 5.44% to $62,209,000 from $59,001,000 for our fiscal year 2007. The increase was primarily due to pre-opening expenses related to and the operation of the Davie, Florida restaurant and the operation of the Pembroke Pines, Florida and Lake Worth, Florida restaurants and to a lesser extent a general increase in food costs, offset by the decreased cost of package goods associated with the decline in our package store sales, a decrease in the cost of ribs, a decrease in repairs and maintenance to our units and actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2009 due to, among other things, the operation of the Pembroke Pines, Florida and Davie, Florida restaurants for our entire fiscal year 2009 and an expected general increase in food costs, including an increase in the cost of ribs. Operating costs and expenses increased slightly as a percentage of total sales to approximately 96.89% in our fiscal year 2008 from 96.56% in our fiscal year 2007.

      Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

      Restaurant Food and Bar Sales. Gross profit for food and bar sales for our fiscal year 2008 increased to $33,368,000 from $30,653,000 for our fiscal year 2007. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 66.21% for our fiscal year 2008 and 65.48% for our fiscal year 2007. This increase in gross profit for restaurant and bar sales for our fiscal year 2008 was primarily due to menu price increases instituted at the end of the first quarter of our fiscal year 2008 and a decrease in the cost of ribs during calendar year 2008.

      Package Liquor Store Sales. Gross profit for package liquor store sales for our fiscal year 2008 increased to $3,661,000 from $3,584,000 for our fiscal year 2007, notwithstanding a decrease in our package store sales. Our gross profit margin (calculated as gross profit reflected as a percentage of package liquor store sales) for package liquor store sales was 29.72% for our fiscal year 2008 and 28.04% for our fiscal year 2007. The increase in our gross profit margin, (1.68%), was primarily due to the purchase of "close out" and inventory reduction merchandise from wholesalers. We anticipate the gross profit margin for package liquor store sales to remain constant throughout our fiscal year 2009.

      Payroll and Related Costs. Payroll and related costs for our fiscal year 2008 increased $1,772,000 or 10.25% to $19,065,000 from $17,293,000 for our fiscal year 2007. This increase was primarily due to the operation of the Pembroke Pines, Florida, Davie, Florida and Lake Worth, Florida restaurants. We anticipate that our payroll and related costs will increase through our fiscal year 2009 due to, among other things, the operation of the Davie, Florida restaurant for our entire fiscal year 2009. Payroll and related costs as a percentage of total sales was 29.69% in our fiscal year 2008 and 28.30% of total sales in our fiscal year 2007. This increase as a percentage of sales was primarily due to the need to pay higher wages to attract and retain employees.

      Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for our fiscal year 2008 increased $110,000 or 2.84% to $3,977,000 from $3,867,000 for our fiscal year 2007. This increase is due to, (i) rental payments for our entire fiscal year 2008 at three additional restaurant locations (Pembroke Pines, Florida, - $175,000, Davie, Florida - $246,000, and Lake Worth, Florida - $98,000)= $519,000, as compared to rental payments for a part of our fiscal year 2007 at the same three additional restaurant locations, (Pembroke Pines, Florida - $18,000 (non-cash pre-opening rent) and $125,000 (cash pre-opening rent), Davie, Florida - $138,000 and Lake Worth, Florida - $61,000)= $342,000; and (ii) increases in real property taxes and common area maintenance, which generally includes a pro-rata share of property insurance for units located within shopping centers, offset by a general decrease in repairs and maintenance. We anticipate that our occupancy costs will stabilize through our fiscal year 2009 with no rental payments for additional restaurant locations being developed by the Company.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for our fiscal year 2008 increased $996,000 or 7.98% to $13,479,000 from $12,483,000 for our fiscal year 2007. Selling, general and administrative expenses increased as a percentage of total sales in our fiscal year 2008 to approximately 20.99% as compared to 20.43% in our fiscal year 2007. This increase is due primarily to the operation of the Pembroke Pines, Florida, Davie, Florida and Lake Worth, Florida restaurants and an overall increase in expenses. We anticipate that our selling, general and administrative expenses will increase throughout our fiscal year 2009 due to, among other things, the operation of our Pembroke Pines, Florida and Davie, Florida restaurants for our entire fiscal year 2009 and an overall increase in expenses, which will not be offset in their entirety by increased advertising credits and rebates from our food distributor.

      Depreciation. Depreciation for our fiscal year 2008 increased $182,000 or 9.34% to $2,131,000 from $1,949,000 for our fiscal year 2007. As a percentage of total sales, depreciation expense was relatively constant over both periods, representing 3.32% of revenue for our fiscal year 2008 and 3.19% of revenue for our fiscal year 2007.

      Other Income and Expense. Other income and expenses was an expense of $392,000 for our fiscal year 2008 as compared to an expense of $35,000 for our fiscal year 2007. Other income and expense for our fiscal year 2007 includes a gain of $393,000 from the sale of real property. Other income and expense for our fiscal year 2008 includes interest expense of $495,000, as compared to interest expense of $508,000 for our fiscal year 2007. The decrease in interest expense is attributable to a lower variable interest rate on our line of credit during our fiscal year 2008.

      Interest Expense, Net. Interest expense for our fiscal year 2008 decreased $13,000 to $495,000 from $508,000 for our fiscal year 2007. This decrease is attributable to a lower variable interest rate on our line of credit during our fiscal year 2008.

      Net Income. Net income for our fiscal year 2008 decreased $210,000 or 16.57% to $1,057,000 from $1,267,000 for our fiscal year 2007. As a percentage of sales, net income for our fiscal year 2008 is 1.65%, as compared to 2.07% in our fiscal year 2007. Our net income during our fiscal year 2007 includes a gain of $393,000 from the sale of real property, offset by our share of the pre-opening expenses associated with the Pembroke Pines, Florida restaurant, ($341,000), and the Davie, Florida restaurant, ($174,000), which adversely affected net income. Without giving effect to the sale of the real property, we would have generated net income of $1,007,000 for our fiscal year 2007, which as a percentage of sales is 1.65%. Without giving effect to the sale of the real property for our fiscal year 2007, net income for our fiscal year 2008, as a percentage of sales, was equal to that for our fiscal year 2007 primarily due to higher gross profit in both our restaurant and package liquor store divisions, improved control over expenses, offset by our share of the pre-opening expenses associated with the Davie, Florida restaurant, ($632,000).

New Limited Partnership Restaurants
-----------------------------------

      The limited partnership owned restaurant located in Pembroke Pines, Florida opened for business during the first quarter of our fiscal year 2008 (October 29, 2007) and the limited partnership owned restaurant located in Davie, Florida opened for business during the fourth quarter of our fiscal year 2008 (July 28, 2008). As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During our fiscal year 2008, we recognized non-cash pre-opening rent in the approximate amount of $6,000 and recognized cash pre-opening rent in the approximate amount of $12,000 for the Pembroke Pines, Florida restaurant. During our fiscal year 2008, we also paid and expensed pre-opening rent in the approximate amount of $246,000 for the Davie, Florida restaurant, which is the full rent provided in the lease. During our fiscal year 2007, we recognized non-cash pre-opening rent in the approximate amount of $18,000 and recognized cash pre-opening rent in the approximate amount of $119,000 for the Pembroke Pines, Florida restaurant and pre-opening rent in the approximate amount of $104,000 for the Davie, Florida restaurant, which is the full rent provided in the lease. We are recognizing rent expense on a straight line basis over the term of the lease.

      During our fiscal year 2008, the limited partnership restaurant in Davie, Florida reported losses of $632,000 primarily due to pre-opening costs, thus contributing to a reduction in the operating income for our fiscal year 2008. During our fiscal year 2007, the limited partnership restaurants in Pembroke Pines, Florida and Davie, Florida reported losses of $341,000 and $174,000, respectively, primarily due to pre-opening costs, thus contributing to a reduction in operating income for our fiscal year 2007.

      Until we find a new restaurant location, our income from operations will not be adversely affected by pre-opening costs. During our fiscal year 2009, we do not expect our income from operations to be materially adversely affected by pre-opening costs for new restaurant locations. Management believes that the Company's current cash availability from its line of credit and expected cash from operations will be sufficient to fund operations and capital expenditures for at least the next twelve months.

Trends
------

      During the next twelve months, we expect continued increases in aggregate restaurant sales as compared to prior periods due primarily to the restaurant in Davie, Florida being open for the entire twelve month period. We expect same store restaurant food and bar sales to decline over the next twelve month period due primarily to the current domestic and global financial crisis. We expect package liquor store sales to decrease due primarily to increased competition. We expect higher food costs and higher overall expenses, which will adversely affect our net income. In December, 2007, we raised menu prices to offset the higher food costs and overall expenses. We plan to limit menu price increases as long as possible while maintaining our high quality of food and service and without reducing our food portions. We have increased our advertising to attract customers. As a last resort, we will raise menu prices whenever necessary and wherever competitively possible.

      We continue to search for new locations to open restaurants and thereby expand our business, but we are now looking for locations that will not require an extensive and costly renovation. Any new locations will likely be opened using our limited partnership ownership model.

      We are not actively searching for locations for the operation of new package liquor stores, but if an appropriate location for a package liquor store becomes available, we will consider it.

Liquidity and Capital Resources
-------------------------------

      We fund our operations through cash from operations and borrowings from our line of credit. As of September 27, 2008, we had cash of approximately $3,244,000, an increase of $1,021,000 from our cash balance of $2,223,000 as of September 29, 2007. The increase in cash as of September 27, 2008 was primarily from our operations due to minimal demand upon our cash flow for extraordinary items.

Cash Flows
----------
--------------------------------------------------------------------------------
                                                        Fiscal Years
--------------------------------------------------------------------------------
                                                    2008            2007
--------------------------------------------------------------------------------
                                                       (in thousands)
--------------------------------------------------------------------------------
Net cash and cash equivalents provided by
operating activities                              $ 3,747         $ 2,138
--------------------------------------------------------------------------------
Net cash and cash equivalents used in
investing activities                               (3,967)         (2,761)
--------------------------------------------------------------------------------
Net cash and cash equivalents provided by
financing activities                                1,241           1,148
--------------------------------------------------------------------------------
Net increase
in cash and equivalents                             1,021             525
--------------------------------------------------------------------------------
Cash and equivalents,
beginning of year                                   2,223           1,698
--------------------------------------------------------------------------------
Cash and equivalents,
end of year                                       $ 3,244         $ 2,223
--------------------------------------------------------------------------------

Capital Expenditures
--------------------

      In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and secondarily to fund capitalized property improvement for our existing restaurants. We acquired property and equipment of $4,337,000, (of which $26,000 was financed and $593,000 of which was purchase deposits transferred to property and equipment), during our fiscal year 2008, including $358,000 for renovations to one (1) existing Company owned restaurant, as compared to $4,886,000 (of which $700,000 was financed) during our fiscal year 2007, which included $1,402,500 for the purchase of real property and $615,000 for renovations to three (3) existing Company owned restaurants. The additions to fixed assets during our fiscal year 2008 included most of the renovations to the business premises of the Davie, Florida restaurant, while the additions to fixed assets during our fiscal year 2007 included most of the renovations to the business premises of the Pembroke Pines, Florida restaurant and the purchase of leasehold interests of our Lake Worth, Florida, Pembroke Pines, Florida and Davie, Florida restaurants.

      In addition, during our fiscal year 2008, we purchased a 4% interest in the underlying lease which we sublease for our El Portal, Florida location, ($27,000), from an unrelated sublessor, the cost of which is being amortized as additional rent over the life of the lease, including the first ten (10) year renewal option. During our fiscal year 2007, we purchased leasehold interests for the Pembroke Pines, Florida ($305,000), Davie, Florida ($650,000) and Lake Worth, Florida ($45,000) locations, the cost of which is being amortized as additional rent over the life of the lease. The purchase of the leasehold interest for the Lake Worth, Florida location occurred as a part of the purchase of the franchise restaurant.

      All of our owned units require periodic refurbishing in order to remain competitive. The cost of this refurbishment in our fiscal year 2008 was $358,000. We anticipate the cost of this refurbishment in our fiscal year 2009 will be approximately $700,000, which funds will be provided from operations.

Long Term Debt
--------------

      As of the end of our fiscal year 2008, we had long term debt, (including our line of credit), of $6,514,000, as compared to $6,080,000 as of the end of our fiscal year 2007.

      As of the end of our fiscal year 2008, the amount outstanding under our line of credit from an unaffiliated financial institution was $1,562,000. Subsequent to the end of our fiscal year 2008, we changed our primary banking relationship to another unaffiliated financial institution, which includes a new line of credit of $2,500,000. The outstanding balance on our line of credit of $1,586,000 as of November 30, 2008, bears interest at BBA LIBOR 1 month rate, plus 2.25%, (4.20625% as of December 7, 2008), with monthly payments of interest only and the unpaid principal balance and all accrued interest due in full on October 7, 2009. We granted our lender a security interest in substantially all of our assets and a second mortgage on our corporate offices as collateral to secure our repayment obligations under our credit line.

      We repaid long term debt, including auto loans, mortgages and capital lease obligations in the amount of $192,000 and $213,000 in our fiscal years 2008 and 2007, respectively.

      We repaid our line of credit in the amount of $-0- and $1,000,000 in our fiscal years 2008 and 2007 respectively. During our fiscal year 2008, we borrowed $600,000 on our line of credit to pay the balance of the purchase price for our limited partnership units in the limited partnership which owns the Davie, Florida location. During our fiscal year 2007, we borrowed $1,200,000 on our line of credit, primarily to advance the purchase price for the limited partnership which owns the Pembroke Pines, Florida restaurant to close on the purchase of its restaurant location ($340,000) and the limited partnership which owns the Davie, Florida restaurant to close on the purchase of its restaurant location ($650,000).

Purchase Commitments
--------------------

      In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants, on November 26, 2008, we entered into a purchase agreement with our rib supplier, whereby we agreed to purchase approximately $3,800,000 of baby back ribs during calendar year 2009 from this vendor at a fixed cost. While we anticipate purchasing all of our rib supply from this vendor, we believe there are several other alternative vendors available, if needed.

Purchase of Limited Partnership Interests
-----------------------------------------

      During our fiscal year 2008, we purchased from two separate limited partners (neither of whom are officers, directors or family members of officers or directors) limited partnership interests of varying amounts (0.13% to 2.67%) in nine (9) limited partnerships which own restaurants for an aggregate purchase price of $125,000.

Working capital
---------------

      The table below summarizes our current assets, current liabilities and working capital for our fiscal years 2008 and 2007:

                                                      Sept. 27        Sept. 29
(in thousands)                                          2008            2007

Current assets                                         $6,852          $6,322

Current liabilities                                     4,504           4,567

Working capital                                         2,348           1,755

      Working capital as of September 27, 2008 increased by $593,000 or 33.79% from working capital as of September 29, 2007. Our working capital improved during our fiscal year 2008 due to minimal demand upon our cash flow for extraordinary items during the fiscal year. During our fiscal year 2007, the limited partnership which owns the Pembroke Pines, Florida restaurant completed its private offering and reimbursed us $300,000 for advances we made to the limited partnership for pre-opening expenses. In addition, during our fiscal year 2007, we sold the real property located at 732 - 734 N.E. 125th Street, North Miami, Florida, realizing net sale proceeds in the approximate amount of $763,000. Our working capital during our fiscal year 2007 was adversely affected by advances made by us to the limited partnership owning the Davie, Florida location, ($1,085,000), all of which ultimately became a part of our investment when the limited partnership completed its private offering during our fiscal year 2008.

      While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures in our fiscal year 2009. We also anticipate that during our fiscal year 2009, working capital will be affected by the payment of the balance for the purchase of a new point of sale system for our package liquor stores ($21,000) and a surveillance camera system ($118,000).

Off-Balance Sheet Arrangements
------------------------------

      We had no off-balance sheet arrangements as of the end of our fiscal year 2008 or our fiscal year 2007.

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

Consolidation of Limited Partnerships
-------------------------------------

      As of September 27, 2008, we operate nine (9) restaurants as general partner of the limited partnerships that own the operations of these restaurants. Additionally, we expect that any expansion which takes place in opening new restaurants will also result in us operating the restaurants as general partner. In addition to the general partnership interest we also purchase limited partnership units ranging from 13% to 48% of the total units outstanding. As a result of these controlling interests, we consolidate the operations of these limited partnerships with ours despite the fact that we do not own in excess of 50% of the equity interests. All intercompany transactions are eliminated in consolidation. The minority interests in the earnings of these limited partnerships are removed from net income and are not included in the calculation of earnings per share.

Income Taxes
------------

      Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss and tip credit carryforwards to the extent that realization of said benefits is more likely than not. For discussion regarding our carryforwards refer to Note 9 to the consolidated financial statements for our fiscal year 2008.

      On September 30, 2007, we adopted the provisions of Financial Accounting Standard Board (FASB) Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48). We previously had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FIN 48, which clarifies FASB Statement No. 109, Accounting for Income Taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to tax positions for all open tax years. We had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required. We do not expect that unrecognized tax benefits will increase within the next twelve months. We recognize accrued interest and penalties related to uncertain tax positions as income tax expense.

      During the first quarter of our fiscal year 2008, the corporate income tax returns for our fiscal years ending September 29, 2007 and September 30,

2006 were audited by the Internal Revenue Service. As a result of the audit, we paid additional corporate income tax of $6,227 and $2,637 for our fiscal years ending September 29, 2007 and September 30, 2006, respectively. The effects of the Internal Revenue Service adjustments were considered in the computation of our income tax provision for our fiscal year ended September 27, 2008.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

      We do not ordinarily hold market risk sensitive instruments for trading purposes. As of September 27, 2008 and September 29, 2007, we held no equity securities.

Interest Rate Risk
------------------

      At September 27, 2008, borrowings under our line of credit bear interest at a variable annual rate equal to the prime rate of interest. Subsequent to the end of our fiscal year 2008, we changed our primary banking relationship to another unaffiliated financial institution, which includes a new line of credit. The outstanding balance on our line of credit bears interest at BBA LIBOR 1 month rate, plus 2.25%. Increases in interest rates may have a material affect upon results of operations, depending upon the outstanding principal balance on our line of credit from time to time.

      At September 27, 2008, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates

      There is no assurance that interest rates will increase or decrease over our next fiscal year or that an increase will not have a material adverse effect on our operations.

Item 8. Financial Statements and Supplementary Data.
---------------------------------------------------

      Our Financial Statements and supplementary data are on pages F-1 through F-6.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
--------------------------------------------------------------------------------

      None

Item 9A(T). Controls and Procedures.
-----------------------------------

Disclosure Controls and Procedures
----------------------------------

      Based on evaluations as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective.

Limitations on the Effectiveness of Controls and Permitted Omission from Management's Assessment
--------------------------------------------------------------------------------

      Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can only provide reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Report on Internal Control Over Financial Reporting
----------------------------------------------------------------

      We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).

      Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Base on this evaluation, we believe that, as of September 27, 2008, our internal control over financial reporting was effective based on those criteria.

      This report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this report.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

      During the period covered by this report, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.
----------------------------

      None.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.
----------------------------------------------------------------

      The information required by Item 10 is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 26, 2009.

Item 11. Executive Compensation.
--------------------------------

      The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 26, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
---------------------------------------------------------------------------

      The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 26, 2009.

Item  13.  Certain   Relationships   and  Related   Transactions   and  Director
Independence.
--------------------------------------------------------------------------------

      The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 26, 2009.

Item 14.  Principal Accountant Fees and Services.
-------------------------------------------------

      The information required by Item 14 is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 26, 2009.

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

(a)(2) Financial Statement Schedules

      The following financial statement schedules are filed as a part of this report:

      1.    Financial Statements:

            -     Report of Independent Registered Public Accounting Firm

            - Consolidated Balance Sheets as of September 27, 2008 and September 29, 2007

            -     Consolidated   Statements   of  Income  for  the  years  ended
                  September 27, 2008 and September 29, 2007

            - Consolidated Statements of Stockholders' Equity for the years ended September 27, 2008 and September 29, 2007

            - Consolidated Statements of Cash Flow for the years ended September 27, 2008 and September 29, 2007

            -     Notes to Consolidated Financial Statements

      2.    Financial Statements Schedule:

            -     Schedule II - Valuation and Qualifying Accounts

      All other schedules have been omitted because the required information is not applicable or the information is included in the consolidated financial statements or the Notes thereto.

      3. Exhibits

      The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.

                                                           Incorporated by Reference
 Exhibit                                                                                   Filed
  Number                  Exhibit Description              Form      Date       Number    Herewith
       2   Plan of Reorganization,  Amended Disclosure   SB-2         5/5/87          2
           Statement,  Amended Plan of Reorganization,
           Modification    of    Amended    Plan    of
           Reorganization,   Second   Modification  of
           Amended  Plan  of   Reorganization,   Order
           Confirming Plan of Reorganization

       3   Restated Articles of Incorporation,           10-K       12/29/02          3
           adopted January 9, 1984

10(a)(1)   Employment Agreement with Joseph G.           DEF14A    1/27/1988   10(a)(1)
           Flanigan*

10(a)(2)   Form  of   Employment   Agreement   between   10-K                  10(a)(1)
           Joseph  G.  Flanigan  and the  Company  (as
           ratified  and  amended by the  stockholders
           at the 1988 annual meeting is  incorporated
           herein by reference).*

   10(c)   Consent Agreement regarding the Company's     8-K       4/10/1985      10(c)
           Trademark Litigation

   10(d)   King of Prussia(#850)Partnership Agreement*   8-K       4/10/1985      10(d)

   10(o)   Management Agreement for Atlanta, Georgia,    10-K      10/3/1992      10(o)
           (#600)*

   10(p)   Settlement Agreement with Former Vice         10-K      10/3/1992      10(p)
           Chairman of the Board of Directors (re #5)

   10(q)   Hardware Purchase Agreement and Software      10-KSB    10/2/1993      10(q)
           License Agreement for restaurant point of
           sale system.

10(a)(3)   Key Employee Incentive Stock Option Plan      DEF14A    1/26/1994   10(a)(3)

  10(r)    Limited   Partnership   Agreement   of  CIC   10-KSB   9/30/1995      10(r)
           Investors  #13,  Ltd,.  between  Flanigan's
           Enterprises,  Inc., as General  Partner and
           fifty   percent   owner   of  the   limited
           partnership, and Hotel Properties, LTD.*

   10(s)   Form of Franchise Agreement between           10-KSB    9/30/1995      10(s)
           Flanigan's Enterprises, Inc. and
           Franchisees.*

                                       47

   10(t)   Licensing   Agreement  between   Flanigan's   10-KSB    9/28/1996      10(t)
           Enterprises,  Inc.  and James B.  Flanigan,
           dated November 4, 1996,  for  non-exclusive
           use of the servicemark  "Flanigan's" in the
           Commonwealth of Pennsylvania.  *

   10(u)   Limited   Partnership   Agreement   of  CIC   10-KSB    9/27/1997      10(u)
           Investors  #15 Ltd.,  dated March 28, 1997,
           between  B.D. 15 Corp.  as General  Partner
           and numerous  limited  partners,  including
           Flanigan's  Enterprises,  Inc. as a limited
           partner  owning  twenty five percent of the
           limited partnership.  *

   10(v)   Limited   Partnership   Agreement   of  CIC   10-KSB    9/27/1997      10(v)
           Investors  #60 Ltd.,  dated  July 8,  1997,
           between  Flanigan's  Enterprises,  Inc., as
           General   Partner  and   numerous   limited
           partners,        including       Flanigan's
           Enterprises,   Inc.   as  limited   partner
           owning   forty   percent  of  the   limited
           partnership. *

   10(w)   Stipulated  Agreed Order of Dismissal  upon   10-KSB    9/27/1997      10(w)
           Mediation with former franchisee.

   10(x)   Limited   Partnership   Agreement   of  CIC   10-KSB   10/02/1999      10(x)
           Investors  #70,  Ltd.  dated  February 1999
           between  Flanigan's  Enterprises,  Inc.  as
           General   Partner  and   numerous   limited
           partners,        including       Flanigan's
           Enterprises,   Inc.   as  limited   partner
           owning   forty   percent  of  the   limited
           partnership.  *

   10(y)   Limited   Partnership   Agreement   of  CIC   10-KSB    9/29/2001      10(y)
           Investors  #80,   Ltd.,   dated  May  2001,
           between  Flanigan's  Enterprises,  Inc.  as
           General   Partner  and   numerous   limited

           partners,        including       Flanigan's
           Enterprises,   Inc.,  as  limited   partner
           owning  twenty five  percent of the limited
           partnership.  *

   10(z)   Limited   Partnership   Agreement   of  CIC   10-KSB    9/29/2001      10(z)
           Investors  #95,  Ltd.,   dated  July  2001,
           between  Flanigan's  Enterprises,  Inc., as
           General   Partner  and   numerous   limited
           partners,        including       Flanigan's
           Enterprises,   Inc.   as  limited   partner
           owning  twenty eight percent of the limited
           partnership.  *

  10(aa)   Limited   Partnership   Agreement   of  CIC   10-K        9/27/03     10(aa)
           Investors #75,  Ltd.,  dated June 17, 2003,
           between  Flanigan's  Enterprises,  Inc., as
           General   Partner,   and  numerous  limited
           partners,        including       Flanigan's
           Enterprises,   Inc.   as  limited   partner
           owning   twelve   percent  of  the  limited
           partnership.  *

  10(bb)   Limited   Partnership   Agreement   of  CIC   10-K      10/2/2004     10(bb)
           Investors #65,  Ltd.,  dated June 24, 2004,
           between  Flanigan's  Enterprises,  Inc., as
           General   Partner,   and  numerous  limited
           partners,        including       Flanigan's
           Enterprises,   Inc.   as  limited   partner
           owning  twenty six  percent of the  limited
           partnership.  *

  10(cc)   Amended and  Restated  Limited  Partnership   10-K      9/30/2006     10(cc)
           Certificate  and Agreement of CIC Investors
           #13,  Ltd.,  dated  March 1, 2006,  between
           Flanigan's  Enterprises,  Inc.,  as General
           Partner,  Flanigan's  Management  Services,
           Inc.   and   numerous   limited   partners,
           including Flanigan's  Enterprises,  Inc. as
           limited  partner owning thirty nine percent
           of the limited partnership.  *

  10(dd)   Limited   Partnership   Agreement   of  CIC   10-K      9/29/2007     10(dd)
           Investors  #50,  Ltd.,  dated  October  17,
           2006,   between   Flanigan's   Enterprises,
           Inc.,   as  General   Partner,   Flanigan's
           Management  Services,   Inc.  and  numerous
           limited  partners,   including   Flanigan's
           Enterprises,   Inc.   as  limited   partner
           owning  sixteen   percent  of  the  limited
           partnership.  *

  10(ee)   Limited   Partnership   Agreement   of  CIC   10-K      9/29/2007     10(ee)
           Investors  #55,  Ltd.,  dated  December 12,
           2006,   between   Flanigan's   Enterprises,
           Inc.,   as  General   Partner,   Flanigan's
           Management  Services,   Inc.  and  numerous
           limited  partners,   including   Flanigan's
           Enterprises,   Inc.   as  limited   partner
           owning

           forty eight percent of the limited
           partnership. *

      13   Registrant's   Form  10-K  constitutes  the                                       X
           Annual  Report  to  Shareholders   for  the
           fiscal year ended September 27, 2008.

   21(a)   Company's  subsidiaries  are set  forth  in                                       X
           this Annual Report on Form 10-K.

    31.1   Certification  Pursuant  to Section  302 of                                       X
           Sarbanes-Oxley   Act  of  2002   of   Chief
           Executive Officer.

    31.2   Certification  Pursuant  to Section  302 of                                       X
           Sarbanes-Oxley   Act  of  2002   of   Chief
           Financial Officer.

    32.1   Certification   Pursuant   to   18   U.S.C.                                       X
           Section   1350  as  Adopted   Pursuant   to
           Section  906 of the  Sarbanes-Oxley  Act of
           2002 of Chief Executive Officer.

    32.2   Certification   Pursuant   to   18   U.S.C.                                       X
           Section   1350  as  Adopted   Pursuant   to
           Section  906 of the  Sarbanes-Oxley  Act of
           2002 of Chief Financial Officer.

*     Compensatory plan or arrangement.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Flanigan's Enterprises, Inc.
                                           Registrant

                                           By: /s/ JAMES G. FLANIGAN II
                                               ------------------------
                                               JAMES G. FLANIGAN II
                                               Chief Executive Officer
                                               Date: 12/22/08

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

/s/ JAMES G. FLANIGAN II      Chairman of the Board,       Date: 12/22/08
------------------------      Chief Executor Officer,
James G. Flanigan II             and Director

/s/ JEFFREY D. KASTNER        Chief Financial Officer      Date: 12/22/08
----------------------        Secretary and Director
Jeffrey D. Kastner

/s/ MICHAEL ROBERTS           Director                     Date: 12/22/08
----------------------
MICHAEL ROBERTS

/s/ GERMAINE M. BELL          Director                     Date: 12/22/08
----------------------
Germaine M. Bell

/s/  BARBARA J. KRONK         Director                     Date: 12/22/08
----------------------
Barbara J. Kronk

/s/ AUGIE BUCCI               Chief Operating Officer      Date: 12/22/08
----------------------        and Director
Augie Bucci

/s/ MICHAEL B. FLANIGAN       Director                     Date: 12/22/08
-----------------------
Michael B. Flanigan

/s/ PATRICK J. FLANIGAN       Director                     Date: 12/22/08
-----------------------
Patrick J. Flanigan

/s/ CHRISTOPHER O'NEIL        Director                     Date: 12/22/08
-----------------------
Christopher O'Neil

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                    SEPTEMBER 27, 2008 AND SEPTEMBER 29, 2007

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

   Statements of Cash Flows                                          F-5 - F-6

   Notes to Financial Statements                                     F-7 - F-31

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

Board of Directors and Stockholders
Flanigan's Enterprises, Inc.
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Flanigan's Enterprises, Inc. and Subsidiaries as of September 27, 2008 and September 29, 2007 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. Flanigan's Enterprises, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flanigan's Enterprises, Inc. and Subsidiaries as of September 27, 2008 and September 29, 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                   RACHLIN LLP

Fort Lauderdale, Florida
December 22, 2008

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 27, 2008 AND SEPTEMBER 29, 2007

                                                                         2008          2007
                                                                    ------------   ------------
                      ASSETS
                      ------
Current Assets:
   Cash and cash equivalents                                        $  3,244,000   $  2,223,000
   Note receivable, current maturities, net                               16,000         14,000
   Prepaid income taxes                                                  176,000             --
   Due from franchisees                                                  351,000        735,000
   Other receivables                                                     107,000        137,000
   Inventories                                                         2,168,000      2,165,000
   Prepaid expenses                                                      547,000        840,000
   Deferred tax assets                                                   243,000        208,000
                                                                    ------------   ------------
     Total current assets                                              6,852,000      6,322,000
                                                                    ------------   ------------
Property and Equipment, Net                                           21,601,000     19,410,000
                                                                    ------------   ------------
Investment in Limited Partnership                                        151,000        142,000
                                                                    ------------   ------------
Other Assets:
   Liquor licenses, net                                                  345,000        347,000
   Note receivable, net                                                   28,000         44,000
   Deferred tax assets                                                   729,000        492,000
   Leasehold purchases, net                                            1,880,000      2,085,000
   Other                                                                 987,000      1,495,000
                                                                    ------------   ------------
     Total other assets                                                3,969,000      4,463,000
                                                                    ------------   ------------
     Total assets                                                   $ 32,573,000   $ 30,337,000
                                                                    ============   ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current Liabilities:
   Accounts payable and accrued expenses                            $  4,040,000   $  3,666,000
   Income taxes payable                                                       --        331,000
   Due to franchisees                                                    223,000        312,000
   Current portion of long-term debt                                     188,000        196,000
   Deferred revenues                                                      34,000         45,000
   Deferred rent                                                          19,000         17,000
                                                                    ------------   ------------
     Total current liabilities                                         4,504,000      4,567,000
                                                                    ------------   ------------
Long-Term Debt, Net of Current Maturities                              4,764,000      4,922,000
                                                                    ------------   ------------
Line of Credit                                                         1,562,000        962,000
                                                                    ------------   ------------
Deferred Rent, Net of Current Portion                                    214,000        232,000
                                                                    ------------   ------------
Minority Interests in Equity of Consolidated Limited Partnerships      8,437,000      7,570,000
                                                                    ------------   ------------
Stockholders' Equity:
   Common stock, $.10 par value; 5,000,000 shares authorized;
     4,197,642 shares issued                                             420,000        420,000
   Capital in excess of par value                                      6,240,000      6,240,000
   Retained earnings                                                  12,388,000     11,331,000
   Treasury stock, at cost, 2,313,309 and 2,306,909 shares            (5,956,000)    (5,907,000)
                                                                    ------------   ------------
     Total stockholders' equity                                       13,092,000     12,084,000
                                                                    ------------   ------------
     Total liabilities and stockholders' equity                     $ 32,573,000   $ 30,337,000
                                                                    ============   ============

                 See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

              YEARS ENDED SEPTEMBER 27, 2008 AND SEPTEMBER 29, 2007

                                                                                      2008           2007
                                                                                  ------------   ------------
Revenues:
   Restaurant food sales                                                          $ 40,906,000   $ 38,047,000
   Restaurant beverage sales                                                         9,494,000      8,764,000
   Package goods sales                                                              12,317,000     12,784,000
   Franchise-related revenues                                                        1,066,000      1,134,000
   Owner's fee                                                                         238,000        203,000
   Other operating income                                                              188,000        169,000
                                                                                  ------------   ------------
                                                                                    64,209,000     61,101,000
                                                                                  ------------   ------------
Costs and Expenses:
   Cost of merchandise sold:
     Restaurants and lounges                                                        17,032,000     16,158,000
     Package goods                                                                   8,656,000      9,200,000
   Payroll and related costs                                                        19,065,000     17,293,000
   Occupancy costs                                                                   3,977,000      3,867,000
   Selling, general and administrative expenses                                     13,479,000     12,483,000
                                                                                  ------------   ------------
                                                                                    62,209,000     59,001,000
                                                                                  ------------   ------------
Income from Operations                                                               2,000,000      2,100,000
                                                                                  ------------   ------------
Other Income (Expense):
   Interest expense                                                                   (495,000)      (508,000)
   Interest and other income                                                            82,000         79,000
   Limited partnership income                                                           21,000          1,000
   Gain on sale of property and equipment                                                   --        393,000
                                                                                  ------------   ------------
                                                                                      (392,000)       (35,000)
                                                                                  ------------   ------------
Income Before Provision for Income Taxes and
   Minority Interests in Earnings of Consolidated
   Limited Partnerships                                                              1,608,000      2,065,000

Provision for Income Taxes                                                            (564,000)      (698,000)

   Minority interests in (earnings) losses of consolidated
     limited partnerships                                                               13,000       (100,000)
                                                                                  ------------   ------------
Net Income                                                                        $  1,057,000   $  1,267,000
                                                                                  ============   ============
Net Income Per Common Share:
   Basic                                                                          $       0.56   $       0.67
                                                                                  ============   ============
   Diluted                                                                        $       0.56   $       0.66
                                                                                  ============   ============
Weighted Average Shares and Equivalent Shares Outstanding:
   Basic                                                                             1,888,000      1,889,000
                                                                                  ============   ============
   Diluted                                                                           1,889,000      1,910,000
                                                                                  ============   ============

                 See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              YEARS ENDED SEPTEMBER 27, 2008 AND SEPTEMBER 29, 2007

                                       Common Stock        Capital in                      Treasury Stock
                                  ---------------------    Excess of      Retained     ------------------------
                                    Shares      Amount     Par Value      Earnings       Shares       Amount          Total
                                  ---------   ---------   -----------   ------------   ---------   ------------   ------------
Balance, September 30, 2006       4,197,642   $ 420,000   $ 6,203,000   $ 10,064,000   2,313,087   $ (5,895,000)  $ 10,792,000

Year Ended September 29, 2007:
   Net income                            --          --            --      1,267,000          --             --      1,267,000
   Purchase of treasury stock            --          --            --             --       3,332        (36,000)       (36,000)
   Exchange of shares-
   exercise of stock options             --          --        37,000             --      (9,510)        24,000         61,000
                                  ---------   ---------   -----------   ------------   ---------   ------------   ------------

Balance, September 29, 2007       4,197,642     420,000     6,240,000     11,331,000   2,306,909     (5,907,000)    12,084,000

Year Ended September 27, 2008:
   Net income                            --          --            --      1,057,000          --             --      1,057,000
   Purchase of treasury stock            --          --            --             --       6,400        (49,000)       (49,000)
                                  ---------   ---------   -----------   ------------   ---------   ------------   ------------
Balance, September 27, 2008       4,197,642   $ 420,000   $ 6,240,000   $ 12,388,000   2,313,309   $ (5,956,000)  $ 13,092,000
                                  =========   =========   ===========   ============   =========   ============   ============

                 See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              YEARS ENDED SEPTEMBER 27, 2008 AND SEPTEMBER 29, 2007

                                                                                               2008          2007
                                                                                           -----------   -----------
Cash Flows from Operating Activities:
   Net income                                                                              $ 1,057,000   $ 1,267,000
   Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
         Depreciation and amortization                                                       2,131,000     1,949,000
         Amortization of leasehold purchases                                                   232,000       206,000
         Gain on sale of property and equipment                                                     --      (393,000)
         Loss on abandonment of property and equipment                                          43,000        94,000
         Deferred income taxes                                                                (272,000)     (116,000)
         Deferred rent                                                                         (16,000)       12,000
         Minority interests in earnings (losses) of consolidated limited partnerships          (13,000)      100,000
         Income from unconsolidated limited partnership                                        (21,000)       (1,000)
         Recognition of deferred revenues                                                      (11,000)       (9,000)
         Changes in operating assets and liabilities:
            (Increase) decrease in:
               Due from franchisees                                                            384,000      (166,000)
               Other receivables                                                                30,000       191,000
               Prepaid income taxes                                                           (176,000)           --
               Inventories                                                                      (3,000)       50,000
               Prepaid expenses                                                                293,000       (27,000)
               Other assets                                                                    135,000      (700,000)
            Increase (decrease) in:
               Accounts payable and accrued expenses                                           374,000      (430,000)
               Income taxes payable                                                           (331,000)       67,000
               Due to franchisees                                                              (89,000)       44,000
                                                                                           -----------   -----------
                  Net cash and cash equivalents provided by operating activities             3,747,000     2,138,000
                                                                                           -----------   -----------

Cash Flows from Investing Activities:
   Collections on note receivable                                                               14,000        12,000
   Purchase of property and equipment                                                       (3,691,000)   (3,131,000)
   Deposits on property and equipment                                                         (294,000)           --
   Purchase of leasehold                                                                       (27,000)     (955,000)
   Purchase of assets of franchised restaurant                                                      --      (100,000)
   Proceeds from sale of fixed assets                                                           19,000       908,000
   Proceeds from sale of marketable securities                                                      --       381,000
   Distributions from unconsolidated limited partnership                                        12,000        12,000
   Proceeds from insurance settlement                                                               --       112,000
                                                                                           -----------   -----------
                  Net cash and cash equivalents used in investing activities                (3,967,000)   (2,761,000)
                                                                                           -----------   -----------

Cash Flows from Financing Activities:
   Payments of long-term debt                                                                 (192,000)   (1,001,000)
   Payment of line of credit                                                                        --    (1,000,000)
   Proceeds from long-term debt                                                                     --       960,000
   Proceeds from line of credit                                                                600,000     1,200,000
   Purchase of minority limited partnership interest                                          (125,000)           --
   Purchase of treasury stock                                                                  (49,000)      (36,000)
   Distributions to limited partnerships' minority partners                                 (1,018,000)   (1,006,000)
   Proceeds from limited partnership interests                                               2,025,000 *   1,970,000 *
   Proceeds from exercise of stock options                                                          --        61,000
                                                                                           -----------   -----------
                  Net cash and cash equivalents provided by financing activities             1,241,000     1,148,000
                                                                                           -----------   -----------

Net Increase in Cash and Cash Equivalents                                                    1,021,000       525,000

Cash and Cash Equivalents, Beginning                                                         2,223,000     1,698,000
                                                                                           -----------   -----------

Cash and Cash Equivalents, Ending                                                          $ 3,244,000   $ 2,223,000
                                                                                           ===========   ===========

                 See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)

                                                                                   2008         2007
                                                                                ----------   ----------
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
      Interest                                                                  $  495,000   $  508,000
                                                                                ==========   ==========
      Income taxes                                                              $1,432,000   $  631,000
                                                                                ==========   ==========

   Non-Cash Financing and Investing Activities:
      Purchase of vehicles in exchange for debt                                 $   26,000   $       --
                                                                                ==========   ==========
      Purchase deposits transferred to property and equipment                   $  593,000   $       --
                                                                                ==========   ==========
      Purchase of real property in exchange for debt                            $       --   $  700,000
                                                                                ==========   ==========

* exclusive of the Company's investment in the limited partnership owning the restaurant in Davie, Florida of $1,850,000 in fiscal year 2008 and exclusive of the Company's investment in the limited partnership owning the restaurant in Pembroke Pines, Florida of $380,000 in fiscal year 2007.

                 See notes to consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SEPTEMBER 27, 2008 AND SEPTEMBER 29, 2007

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Capitalization

            The Company was incorporated in 1959 and operates in South Florida as a chain of full-service restaurants and package liquor stores. Restaurant food and beverage sales make up the majority of our total revenue. At September 27, 2008, we (i) operated 23 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional six units, consisting of two restaurants, (one of which we operate) and four combination restaurants/package liquor stores. With the exception of one restaurant we operate under the name "The Whale's Rib", and in which we do not have an ownership interest, all of the restaurants operate under our service mark "Flanigan's Seafood Bar and Grill" and all of the package liquor stores operate under our service mark "Big Daddy's Liquors".

            The Company's Articles of Incorporation, as amended, authorize us to issue and have outstanding at any one time 5,000,000 shares of common stock at a par value of $0.10 per share.

            We operate under a 52-53 week year ending the Saturday closest to September 30. Our fiscal years 2008 and 2007 are each comprised of a 52-week period.

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

      Liquor Licenses

            In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), our liquor licenses are not being amortized, but are tested annually for impairment (see Note 8).

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

            Our estimated useful lives range from three to five years for vehicles, and three to seven years for furniture and equipment. Leasehold improvements are currently being amortized over the shorter of the life of the lease or 20 years. The building and building improvements of our corporate offices in Fort Lauderdale, Florida and our combination restaurant and package liquor store in Hallandale, Florida, both of which we own, are being depreciated over forty years.

      Leasehold Purchases

            Our purchase of an existing restaurant location usually includes a lease to the business premises. As a result, a portion of the purchase price is allocated to the leasehold interest, which we refer to as a leasehold purchase. We capitalize the cost of the leasehold purchase and amortization commences upon our assumption of the lease. We amortize leasehold purchases over the remaining term of the lease up to a maximum of 15 years.

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

      Concentrations of Credit Risk

            Financial instruments that potentially subject us to concentrations of credit risk are cash and cash equivalents, other receivables and note receivable.

      Cash and Cash Equivalents

            We maintain deposit balances with financial institutions which from time to time, may exceed the federally insured limits. At September 27, 2008, we had approximately $3,121,000 on deposit that was in excess of the federal depository insurance coverage limit of $100,000 per entity. The FDIC insurance limits were increased to $250,000 on October 10, 2008 and will stay in effect until December 31, 2009. We have not experienced any losses in such accounts and management believes it is not exposed to any significant credit risks on cash and cash equivalents despite the current banking environment.

      Note Receivable

            Our note receivable arises primarily from the sale of operating assets, including liquor licenses. Generally, those assets serve as collateral for the receivable. We believe that the collateral, coupled with the credit standing of the purchasers, limits these risks.

      Major Supplier

            Throughout our fiscal years 2008 and 2007, we purchased substantially all of our food products from one major supplier pursuant to a master distribution agreement which entitled us to receive certain purchase discounts, rebates and advertising allowances. We believe that several other alternative vendors are available, if necessary.

      Revenue Recognition

            We record revenues from normal recurring sales upon the sale of food and beverages and the

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Revenue Recognition (Continued)

            sale of package liquor products. We report our sales net of sales tax. Continuing royalties, which are a percentage of net sales of franchised stores, are accrued as income when earned.

      Pre-opening Costs

            Our pre-opening costs are those typically associated with the opening of a new restaurant and generally include payroll costs associated with the "new restaurant openers" (a team of select employees who travel to new restaurants to ensure that our high standards for quality are met), rent and promotional costs. We expense pre-opening costs as incurred. During our fiscal year 2008, the limited partnership restaurant in Davie, Florida reported losses of $632,000, primarily due to pre-opening costs. During our fiscal year 2007, the limited partnership restaurants in Pembroke Pines, Florida and Davie, Florida reported losses of $341,000 and $174,000, respectively, primarily due to pre-opening costs.

      Advertising Costs

            Our advertising costs are expensed as incurred. Advertising costs incurred during our fiscal years ended September 27, 2008 and
            September 29, 2007 were approximately $217,000 and $234,000 respectively.

      Fair Value of Financial Instruments

            The respective carrying value of certain of our on-balance-sheet financial instruments approximated their fair value. These instruments include cash and cash equivalents, note receivable, other receivables, accounts payables and accrued expenses. We have assumed fair values to approximate carrying values for those financial instruments, which are short-term in nature or are receivable or payable on demand.

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

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Stock-Based Compensation

            On January 1, 2006, we adopted SFAS No. 123 (revised 2004), "Share-Based Payment," (SFAS No. 123R) to account for stock-based employee compensation. Among other items, SFAS 123R eliminates the use of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for stock-based awards based on the grant date fair value of those awards in their financial statements. We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption. For stock-based awards granted or modified subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, is recognized in the consolidated financial statements over the vesting period. This application requires us to record compensation expense for all awards granted to employees and directors after the adoption date and for the unvested portion of awards that were outstanding at the date of adoption. We had no unvested stock options as of January 1, 2006 and granted no stock options subsequent thereto, including our fiscal years 2008 and 2007, so there is no impact of SFAS No. 123R on our consolidated financial statements for our fiscal years 2008 or 2007.

      Long-Lived Assets

            We continually evaluate whether events and circumstances have occurred that may warrant revision of the estimated life of our intangible and other long-lived assets or whether the remaining balance of our intangible and other long-lived assets should be evaluated for possible impairment. If and when such factors, events or circumstances indicate that intangible or other long-lived assets should be evaluated for possible impairment, we will determine the fair value of the asset by making an estimate of expected future cash flows over the remaining lives of the respective assets and compare that fair value with the carrying value of the assets in measuring their recoverability. In determining the expected future cash flows, the assets will be grouped at the lowest level for which there are cash flows, at the individual store level.

      Recently Issued Accounting Pronouncements

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

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Recently Issued Accounting Pronouncements (Continued)

            In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 ("FSP 157-2"). FSP 157-2 delays the implementation of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This statement defers the effective date to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, which is fiscal year 2010 for the Company.

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

            In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008 (our fiscal year 2010). We have not yet determined the impact of SFAS 160 on our consolidated financial statements.

            In February 2007, the FASB issued SFAS 159, "Fair Value Option for Financial Assets and Liabilities" which permits an entity to choose to measure many financial instruments and certain other items at fair value. The standard contains an amendment to SFAS 115 pertaining to available-for-sale and trading securities. The objective of the standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of Statement 159 at the beginning of fiscal year 2009 to have a material impact on our consolidated results of operations and financial condition.

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

            expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (our fiscal year 2009), although early adoption is permitted. In September 2007, the FASB provided a one-year deferral for the implementation of SFAS 157 only with regard to nonfinancial assets and liabilities. We do not anticipate any significant financial statement impact as a result of SFAS 157.

NOTE 2. ACQUISITIONS

      Purchase of Real Property

            On April 2, 2007, we purchased the real property located adjacent to the parking lot of our combination restaurant and package liquor store located at 4 North Federal Highway, Hallandale, Florida, (Store #31). We paid $600,000 for this property, $450,000 of which we borrowed from an unaffiliated third party first mortgagee. We fully attributed the purchase price to the fair value of the land and building.

            On October 20, 2006, we purchased the real property and building where our combination restaurant and package liquor store located at 4 North Federal Highway, Hallandale, Florida (Store #31) operates. We paid $552,500 for the real property, which was partially financed with an advance of $250,000 on the mortgage procured by us during the fourth quarter of our fiscal year 2006 to purchase the limited liability company which owns the real property and the ground lease at this location, thereby raising the principal balance on such mortgage to $3,530,000.

      Purchase of Franchised Unit

            On March 4, 2007, we acquired the assets of a franchised restaurant located in Lake Worth, Florida for $100,000 of total consideration. We have included the assets acquired in our consolidated financial statements as of that date. We allocated the purchase price $55,000 to the value of property and equipment and $45,000 to the value of the leasehold purchased.

      Purchase of Leasehold Interests

            On March 31, 2008, we purchased a four (4%) percent interest, as lessee, in the Ninety Nine Year Ground Lease, and a four (4%) percent interest, as sublessor, in the Sublease Agreement by which we sublease the real property and improvements for our package liquor store and warehouse located at 8600 Biscayne Boulevard, El Portal, Miami-Dade County, Florida, (Store #47) for $27,000. With this purchase, we increased our ownership interest in the Ninety-Nine Year Ground Lease and the Sublease Agreement to fifty two (52%) percent.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2. ACQUISITIONS

      Purchase of Limited Partnership Interests

            During fiscal year 2008, we purchased from a limited partner (not a family member of any of our directors or officers) limited partnership interests of 0.76% to 2.67% in our limited partnerships, with the only exception being CIC Investors #55, Ltd. for $120,000. We also purchased from another limited partner (not a family member of any of our directors or officers) a limited partnership interest of 0.13% in our limited partnership which owns the Davie, Florida restaurant, for $5,000.

NOTE 3. DISPOSITIONS

            On April 23, 2007, we sold our real property located at 732-734 N.E. 125th Street, North Miami, Florida and our rights under the liquor license for that location for $780,000. We purchased this real property during the first quarter of our fiscal year 2007 for a purchase price of $250,000 and realized a gain of $393,000 for the sale.

NOTE 4. NOTE RECEIVABLE

            Our note receivable consists of the following at September 27, 2008 and September 29, 2007:

                                                              2008       2007
                                                            --------   --------
                  Note receivable from related party,
                     bearing interest at 14% and due in
                     installments through August, 2011        44,000     58,000
                                                            --------   --------

                  Current portion                             16,000     14,000
                                                            --------   --------
                                                            $ 28,000   $ 44,000
                                                            ========   ========

            The remaining note receivable represents the amount owed to us for a store operation which was sold. Since we did not receive a significant amount of cash on the sale, a pro rata portion of the gain is deferred and recognized only as payments on the note are received by us. We recognized approximately $11,000 and $9,000 of deferred gain on collections of such note receivable during our fiscal years ended September 27, 2008 and September 29, 2007, respectively.

            Future scheduled payments on our note receivable at September 27, 2008 consists of the following:

                  2009                  $ 16,000
                  2010                    19,000
                  2011                     9,000
                                        --------
                                        $ 44,000
                                        ========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5. PROPERTY AND EQUIPMENT

                                                           2008           2007
                                                       ------------   ------------
      Furniture and equipment                          $  9,184,000   $  7,909,000
      Leasehold improvements                             18,195,000     15,413,000
      Land and land improvements                          5,104,000      5,104,000
      Building and improvements                           2,385,000      2,383,000
      Vehicles                                              685,000        670,000
                                                       ------------   ------------
                                                         35,553,000     31,479,000
      Less accumulated depreciation and amortization     13,952,000     12,069,000
                                                       ------------   ------------
                                                       $ 21,601,000   $ 19,410,000
                                                       ============   ============

      Depreciation  expense for the fiscal  years ended  September  27, 2008 and
      September  29,  2007  was   approximately   $2,057,000   and   $1,949,000,
      respectively.

NOTE 6. LEASEHOLD PURCHASES

                                                           2008          2007
                                                        -----------   ----------
      Leasehold purchases, at cost                      $ 2,938,000   $ 2,911,000
      Less accumulated amortization                       1,058,000       826,000
                                                        -----------   -----------
                                                        $ 1,880,000   $ 2,085,000
                                                        ===========   ===========

NOTE 7. INVESTMENTS IN LIMITED PARTNERSHIPS

            We have invested with others, (some of whom are or are affiliated with our officers and directors), in ten limited partnerships which own and operate ten South Florida based restaurants under our service mark "Flanigan's Seafood Bar and Grill". In addition to being a limited partner in these limited partnerships, we are the sole general partner of all of these limited partnerships and manage and control the operations of the restaurants except for the restaurant located in Fort Lauderdale, Florida where we only hold a limited partnership interest.

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

            As of September 27, 2008, limited partnerships owning three (3) restaurants, (Surfside, Florida, Kendall, Florida and Miami, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (1/2) of the cash available for distribution by the limited partnership. In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our "Flanigan's Seafood Bar and Grill" service mark, which use is authorized while we act as general partner only. This 3% fee is "earned" when sales are made by the limited partnerships and is paid weekly, in arrears. We anticipate that we will continue to form limited partnerships to raise funds to own and operate restaurants under our service mark "Flanigan's Seafood Bar and Grill" using the same or substantially similar financial arrangement.

      Surfside, Florida

            We are the sole general partner and a 45% limited partner in this limited partnership which has owned and operated a restaurant in Surfside, Florida under our "Flanigan's Seafood Bar and Grill" service mark since March 6, 1998. 34.9% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2008, this limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (1/2) of the cash available for distribution by the limited partnership. This entity is consolidated in the accompanying financial statements.

      Kendall, Florida

            We are the sole general partner and a 41% limited partner in this limited partnership which has owned and operated a restaurant in Kendall, Florida under our "Flanigan's Seafood Bar and Grill" service mark since April 4, 2000. 29.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2008, this limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (1/2) of the cash available for distribution by the limited partnership. This entity is consolidated in the accompanying financial statements.

      West Miami, Florida

            We are the sole general partner and a 27% limited partner in this limited partnership which has owned and operated a restaurant in West Miami, Florida under our "Flanigan's Seafood Bar and Grill" service mark since October 11, 2001. 34.2% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7. INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

      West Miami, Florida (Continued)

            members. As of the end of our fiscal year 2008, this limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (1/2) of the cash available for distribution by the limited partnership. This entity is consolidated in the accompanying financial statements.

      Weston, Florida

            We are the sole general partner and a 30% limited partner in this limited partnership which has owned and operated a restaurant in Weston, Florida under our "Flanigan's Seafood Bar and Grill" service mark since January 20, 2003. 35.1% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2008, this limited partnership has returned to its investors approximately 73.75% of their initial cash invested. During the first quarter of our fiscal year 2009, no distribution was made to limited partners as this limited partnership had limited cash flow generated by this restaurant. The limited cash flow was primarily attributable to increased competition, which we expect to continue into our fiscal year 2009. This entity is consolidated in the accompanying financial statements.

      Stuart, Florida

            We are the sole general partner and a 13% limited partner in this limited partnership which has owned and operated a restaurant in a Howard Johnson's Hotel in Stuart, Florida under our "Flanigan's Seafood Bar and Grill" service mark since January 11, 2004. 31.0% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2008, this limited partnership has returned to its investors approximately 22.5% of their initial cash invested. During our fiscal year 2006, the limited partners of this limited partnership only received three (3) quarterly distributions due to the limited cash flow generated by the restaurant.

            During our fiscal years 2007 and 2008, no distributions were made to limited partners as this limited partnership had net losses of $98,000 and $8,000 from the operation of the restaurant during the fiscal years 2007 and 2008, respectively, before depreciation and amortization, and owed the Company $203,000 and $216,000, as of the end of our fiscal years 2007 and 2008, respectively, in advances made to meet operating losses. This entity is consolidated in the accompanying financial statements and therefore the intercompany transactions are eliminated.

      Wellington, Florida

            We are the sole general partner and a 28% limited partner in this limited partnership which has owned and operated a restaurant in Wellington, Florida under our "Flanigan's Seafood

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7.  INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

      Wellington, Florida (Continued)

            Bar and Grill" service mark since May 27, 2005. 25.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2008, this limited partnership has returned to its investors approximately 41% of their initial cash invested. This entity is consolidated in the accompanying financial statements.

      Pinecrest, Florida

            We are the sole general partner and 40% limited partner in this limited partnership which has owned and operated a restaurant in Pinecrest, Florida under our "Flanigan's Seafood Bar and Grill" service mark since August 14, 2006. 15.0% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2008, this limited partnership has returned to its investors approximately 18% of their initial cash invested. This entity is consolidated in the accompanying financial statements.

      Davie, Florida

            We are the sole general partner and a 48% limited partner in this limited partnership which has owned and operated a restaurant in Davie, Florida under our "Flanigan's Seafood Bar and Grill" service mark since July 28, 2008. 9.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2008, this limited partnership has yet to return to its investors any of their initial cash invested. This entity is consolidated in the accompanying financial statements.

      Pembroke Pines, Florida

            We are the sole general partner and a 17% limited partner in this limited partnership which has owned and operated a restaurant in Pembroke Pines, Florida under our "Flanigan's Seafood Bar and Grill" service mark since October 29, 2007. 17.9% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2008, this limited partnership has returned to its investors approximately 7.0% of their initial cash invested. This entity is consolidated in the accompanying financial statements.

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

            partnership interest in this limited partnership. 58.8% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. We have a franchise arrangement with this limited partnership. For accounting purposes, we do not consolidate the operations of this limited partnership into our operations. This entity is reported using the equity method in the accompanying consolidated financial statements.

            The  following  is  a  summary  of  condensed   unaudited  financial
            information pertaining to our limited partnership investment in Fort Lauderdale, Florida:

                                                    2008         2007
                                                -----------   -----------
                  Financial Position:
                     Current assets             $    75,000   $    49,000
                     Non-current assets             549,000       615,000
                     Current liabilities             87,000       152,000
                     Non-current liabilities         44,000        58,000

                  Operating Results:
                     Revenues                     2,287,000     2,286,000
                     Gross profit                 1,525,000     1,507,000
                     Net income                      86,000         5,000

NOTE 8. LIQUOR LICENSES

            Liquor licenses are tested for impairment in September of each of our fiscal years. The fair value of liquor licenses at September 27, 2008, exceeded the carrying amount; therefore, we recognized no impairment loss. The fair value of the liquor licenses was evaluated by comparing the carrying value to recent sales for similar liquor licenses in the County issued. At September 27, 2008 and September 29, 2007, the total carrying amount of our liquor licenses was approximately $345,000 and $347,000, respectively. We acquired no liquor licenses in fiscal year 2008 which required capitalization.

NOTE 9. INCOME TAXES

            The components of our provision for income taxes for our fiscal years 2008 and 2007 are as follows:

                                                    2008          2007
                                                -----------   -----------
                  Current:
                     Federal                    $   687,000   $   664,000
                     State                          148,000       150,000
                                                -----------   -----------
                                                    835,000       814,000
                                                -----------   -----------
                  Deferred:
                     Federal                       (245,000)      (99,000)
                     State                          (26,000)      (17,000)
                                                -----------   -----------
                                                   (271,000)     (116,000)
                                                -----------   -----------
                                                $   564,000   $   698,000
                                                ===========   ===========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9. INCOME TAXES (Continued)

            A reconciliation of income tax computed at the statutory federal rate to income tax expense is as follows:

                                                              2008       2007
                                                           ---------  ---------
            Tax provision at the statutory rate of 34%     $ 563,000  $ 749,000
            State income taxes, net of federal income tax     72,000     88,000
            Tax benefit of tip credit generated             (160,000)  (141,000)
            Sec. 179 phase out and other permanent items      85,000         --
            Other                                              4,000      2,000
                                                           ---------  ---------
                                                           $ 564,000  $ 698,000
                                                           =========  =========

            We have deferred tax assets which arise primarily due to depreciation recorded at different rates for tax and book purposes offset by cost basis differences in depreciable assets due to the deferral of the recognition of insurance recoveries on casualty losses for tax purposes, investments in limited partnerships, accruals for potential uninsured claims, bonuses accrued for book purposes but not paid within two and a half months for tax purposes, the capitalization of certain inventory costs for tax purposes not recognized for financial reporting purposes and the recognition of revenue from gift cards not redeemed within twelve months of issuance.

            The components of our deferred tax assets at September 27, 2008 and September 29, 2007 were as follows:

                                                                2008      2007
                                                              --------  --------
            Current:
               Reversal of aged payables                      $ 27,000  $ 27,000
               Capitalized inventory costs                      22,000    22,000
               Accrued bonuses                                 142,000   135,000
               Accruals for potential uninsured claims          43,000    24,000
               Gift cards                                        9,000        --
                                                              --------  --------
                                                              $243,000  $208,000
                                                              ========  ========
            Long-Term:
               Book/tax differences in property and equipment $421,000  $321,000
               Limited partnership investments                 308,000   171,000
                                                              --------  --------
                                                              $729,000  $492,000
                                                              ========  ========

            Internal Revenue Service Audit of Company's Corporate Income Tax Return for the Fiscal Years Ending September 29, 2007 and September 30, 2006

            During our fiscal year 2008, the corporate income tax returns for our fiscal years ending September 29, 2007 and September 30, 2006 were audited by the Internal Revenue Service. We agreed that the sums of $6,227 and $2,637 were due as additional corporate income tax

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9. INCOME TAXES (Continued)

            for our fiscal years ending September 29, 2007 and September 30, 2006, respectively. The effects of the settlement of the audits were considered in the computation of tax amounts for our fiscal year ended September 27, 2008.

NOTE 10. DEBT

      Long-Term Debt

                                                                     2008         2007
                                                                  ----------   ----------
Mortgage payable to bank, secured by land and building,
bearing interest at 7.5%; payable in monthly installments of
principal and interest of $28,600, maturing in October, 2013.     $3,363,000   $3,446,000

Mortgage payable to bank, secured by first mortgage on a
building, bearing interest at 7.25%; payable in monthly
installments of principal and interest of approximately $8,000,
maturing in December, 2013.                                          962,000      985,000

Mortgage payable, secured by land and building, bearing
interest at 10.0%; payable in monthly installments of principal
and interest of $3,949, maturing in May, 2017.                       446,000      449,000

Note payable to finance company, secured by vehicle, bearing interest at 9.25%, payable in monthly installments of principal and interest of approximately $4,500 through maturity in July
2010, at which time the unpaid principal of $45,000 becomes
due.                                                                 122,000      161,000

Other                                                                 59,000       77,000
                                                                  ----------   ----------
                                                                   4,952,000    5,118,000
Less current portion                                                 188,000      196,000
                                                                  ----------   ----------
                                                                  $4,764,000   $4,922,000
                                                                  ==========   ==========

Long-term debt at September 27, 2008 matures as follows:

   2009                                                           $  188,000
   2010                                                              236,000
   2011                                                              157,000
   2012                                                              154,000
   2013                                                              166,000
   Thereafter                                                      4,051,000
                                                                  ----------
                                                                  $4,952,000
                                                                  ==========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10. DEBT (Continued)

      Line of Credit

            As of the end of our fiscal year 2008, we have a $2,650,000 line of credit, which has a variable interest rate at prime, (5.0% at September 27, 2008), and is payable in monthly installments of interest only on the outstanding principal balance, with a maturity in the third quarter of our fiscal year 2009. The original agreement provides for a security interest in substantially all of our assets. We granted our lender a second mortgage on our corporate offices as additional collateral for the increase in the line of credit in the first quarter of our fiscal year 2007. As of September 27, 2008, our line of credit had a principal balance of $1,562,000, as compared to $962,000 as of September 29, 2007.

            Subsequent to the end of our fiscal year 2008, we changed our primary banking relationship to another unaffiliated financial institution, which includes a new $2,500,000 line of credit. The outstanding balance on our line of credit of $1,586,000 as of November 30, 2008, bears interest at BBA LIBOR 1 month rate, plus 2.25%, (4.20625% as of December 7, 2008), with monthly payments of interest only and the unpaid principal balance and all accrued interest due in full on October 7, 2009. We granted our lender a security interest in substantially all of our assets and a second mortgage on our corporate offices as collateral to secure our repayment obligations under our credit line.

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

      Leases

            We lease a substantial portion of the land and buildings used in our operations under leases with initial terms expiring between 2009 and 2049. Renewal options are available on many of our leases. Most of our leases are fixed rent agreements. For two Company-owned restaurant/package liquor store combination units, lease rentals are subject to sales overrides ranging from 1.75% to 4% of annual sales in excess of established amounts. For four limited partnership restaurants, lease rentals are subject to sales overrides ranging from 2% to 5.5% of annual sales in excess of the base rent paid. We recognize rent expense on a straight line basis over the term of the lease. Certain of our leases are subject to fair market rental appraisals at the time of renewal. We have the option to purchase the real property which we lease for the operation of our Fort Lauderdale, Florida restaurant.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

      Leases (Continued)

            We have a ground lease for an out parcel in Hollywood, Florida where we constructed a building on the out parcel, one-half (1/2) of which is used by us for the operation of a package liquor store and the other one-half (1/2) of which is subleased to an unrelated third party as retail space. Rent for the retail space commenced January 1, 2005, and we generated $49,000 and $46,000 of revenue from this source during our fiscal years ended September 27, 2008 and September 29, 2007, respectively. Total future minimum sublease payments under the non-cancelable sublease are $340,000, including Florida sales tax (currently 6%).

            Future  minimum  lease   payments,   including   Florida  sales  tax
            (currently 6% to 7%) under our non-cancelable operating leases as of September 27, 2008 are as follows:

                 2009                                                $ 2,485,000
                 2010                                                  2,169,000
                 2011                                                  1,721,000
                 2012                                                  1,209,000
                 2013                                                  1,094,000
                 Thereafter                                            5,335,000
                                                                     -----------
                    Total                                            $14,013,000
                                                                     ===========

            Total rent expense for all of our operating leases was approximately $2,697,000 and $2,625,000 in our fiscal years 2008 and 2007,
            respectively,   and  is  included  in   "Occupancy   costs"  in  our
            accompanying consolidated statements of income. This total rent expense is comprised of the following:

                                                           2008          2007
                                                       -----------   -----------
                 Minimum Base Rent                     $ 2,301,000   $ 2,259,000
                 Contingent Percentage Rent                396,000       366,000
                                                       -----------   -----------
                 Total                                 $ 2,697,000   $ 2,625,000
                                                       ===========   ===========

            We guarantee various leases for franchisees and stores sold in prior years. Remaining rental payments required under these leases total approximately $2,475,000.

      Purchase Commitments

            Effective November 24, 2008, we entered into a purchase agreement with our rib supplier. The terms of the agreement stipulate that we will purchase approximately $3,800,000 of baby back ribs during the 2009 calendar year at a fixed cost. We contract for the purchase of baby back ribs on an annual basis to fix the cost and ensure adequate supply for the calendar year. We purchase all of our rib supply from this vendor, but we believe that several other alternative vendors are available, if necessary.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

      Franchise Program

            At September 27, 2008 and September 29, 2007, we were the franchisor of six units under franchise agreements. On March 4, 2007, we acquired the assets of the franchised restaurant in Lake Worth, Florida. Of the six franchised stores, four are combination restaurant/package liquor stores and two are restaurants. Four franchised stores are owned and operated by related parties. Under the franchise agreements, we provide guidance, advice and management assistance to the franchisees. In addition and for an additional annual fee of approximately $25,000, we also act as fiscal agent for the franchisees whereby we collect all revenues and pay all expenses and distributions. We also, from time to time, advance funds on behalf of the franchisees for the cost of renovations. The resulting amounts receivable from and payable to these franchisees are reflected in the accompanying consolidated balance sheet as either an asset or a liability. We also agree to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. The franchise agreements provide for royalties to us of approximately 3% of gross restaurant sales and 1% of gross package liquor sales. We are not currently offering or accepting new franchises.

      Employment Agreement/Bonuses

            As of September 27, 2008 and September 29, 2007, we had no employment agreements.

            Our Board of Directors approved an annual performance bonus, with 14% of the corporate pre-tax net income, plus or minus non-recurring items, but before depreciation and amortization in excess of $650,000 paid to the Chief Executive Officer and 6% paid to other members of management. Bonuses for our fiscal years 2008 and 2007 amounted to approximately $492,000 and $438,000, respectively.

            Our Board of Directors also approved an annual performance bonus, with 5% of the pre-tax net income before depreciation and amortization from our restaurants and our share of the pre-tax net income before depreciation and amortization from the restaurants owned by the limited partnerships paid to the Chief Operating Officer and 5% paid to the Chief Financial Officer. Bonuses for our fiscal years 2008 and 2007 amounted to approximately $357,000 and $323,000, respectively.

            Our Board of Directors approved an annual performance bonus, with 3% of the pre-tax net income before depreciation and amortization from the package liquor stores paid to the Vice President of Package Operations and 2% paid to the package store supervisor. During the second quarter of fiscal year 2008, our Board of Directors modified the annual performance bonus, eliminating the 2% of the pre-tax net income before depreciation and amortization from the package liquor stores paid to the package store supervisor. Bonuses for our fiscal years 2008 and 2007 amounted to approximately $22,000 and $36,000, respectively.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

      Management Agreements

            Atlanta, Georgia

                  We own, but do not operate, an adult entertainment nightclub located in Atlanta, Georgia which operates under the name "Mardi Gras". We have a management agreement with an unaffiliated third party to manage the club. Effective May 1, 2006, the unaffiliated third party that manages the club became obligated under a new lease for the business premises where the club operates for a period of ten (10) years, with one (1) ten (10) year renewal option and as of such date we are no longer obligated under the lease. Under our management agreement, the unaffiliated third party management firm is obligated to pay us an annual amount, paid monthly, equal to the greater of $150,000 or ten (10%) percent of gross sales from the club, offset by one-half (1/2) of any rental increases, provided our fees will never be less than $150,000 per year. For our fiscal years ended September 27, 2008 and September 29, 2007, we generated $238,000 and $203,000 of revenue, respectively, from the operation of the club.

            Deerfield Beach, Florida

                  Since January, 2006, we have managed "The Whale's Rib", a casual dining restaurant located in Deerfield Beach, Florida, pursuant to management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The management agreement is being amortized straight line over the life of the initial term of the agreement, ten (10) years. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (1/2) of the net profit, if any, from the operation of the restaurant. The term of the management agreement, which commenced January 9, 2006, is for ten (10) years, with four (4) five (5) year renewal options in favor of the owner of the restaurant. For our fiscal years ended September 27, 2008 and September 29, 2007, we generated $150,000 and $160,000 of revenue, respectively, from providing these management services.

NOTE 12. COMMON STOCK

      Treasury Stock

            Purchase of Common Shares

                  Pursuant to a discretionary plan approved by our Board of Directors, during our fiscal year 2008, we purchased 6,400 shares of our common stock for an aggregate purchase price of $49,000. Of the shares purchased, we purchased 1,200 shares of our common stock from the Joseph G. Flanigan Charitable Trust for $9,600 and 2,500 shares of our common stock from an employee for $20,000 in off market transactions, which reflected an actual per share purchase price which was equal to the average per share market price on the date of

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 12. COMMON STOCK (Continued)

            Purchase of Common Shares (Continued)

                  purchase. The balance of our common stock purchased, 2,700 shares, were purchased on the open market for an aggregate purchase price of $19,400. During our fiscal year 2007, we purchased 3,332 shares of our common stock for an aggregate purchase price of $36,000. Of the shares purchased, 2,500 shares were purchased from August Bucci, our Chief Operating Officer and Director, in an off market private transaction, at an aggregate purchase price of $28,000, which reflected an actual per share purchase price which was less than the avarage per share market price on the date of purchase. The balance of our common stock purchased, 832 shares, were purchased from a former employee, (332 shares), for $3,500, and from the Joseph G. Flanigan Charitable Trust, (500 shares), for $4,500 in off market transactions, which reflected an actual per share purchase price which was equal to the average per share market price on the date of purchase.

            Sale of Common Shares

                  During our fiscal years 2008 and 2007, we sold an aggregate of -0- and 9,510 shares of our common stock, respectively, pursuant to the exercise of options, to certain employees and officers for a total of approximately $-0-, and $61,000, respectively.

      Stock Options

            We granted no options during our fiscal years 2008 and 2007.

            Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), "Share-Based Payment," (SFAS No. 123R) to account for stock-based employee compensation. We elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options beginning in the first quarter of adoption. We had no unvested stock options as of January 1, 2006 and granted no stock options in the fiscal years ended September 27, 2008 and September 29, 2007, so no compensation cost has been recognized on our consolidated financial statements for our fiscal years ended September 27, 2008 and September 29, 2007.

            Changes in our outstanding incentive stock options for common stock are as follows:

                                                                2008      2007
                                                               ------    ------
                  Outstanding at beginning of year             50,300    67,850
                  Options granted                                  --        --
                  Options exercised                                --    (9,510)
                  Options expired                                (950)   (8,040)
                                                               ------    ------
                  Outstanding at end of year                   49,350    50,300
                                                               ------    ------
                  Exercisable at end of year                   49,350    50,300
                                                               ======    ======

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 12. COMMON STOCK (Continued)

      Stock Options (Continued)

            The intrinsic value as of the exercise date of the -0- and 9,510 stock options exercised during our fiscal years ended September 27, 2008 and September 29, 2007 were approximately $-0- and $45,000, respectively.

            Weighted average option exercise price information for our fiscal years 2008 and 2007 is as follows:

                                                               2008    2007
                                                              -----   -----
              Outstanding at beginning of year                $6.31   $6.27
                                                              =====   =====
              Granted during the year                         $   -   $   -
                                                              =====   =====
              Exercised during the year                       $   -   $6.23
                                                              =====   =====
              Outstanding at end of year                      $6.31   $6.31
                                                              =====   =====
              Exercisable at end of year                      $6.31   $6.31
                                                              =====   =====

            Our significant option groups outstanding at September 27, 2008 and related weighted average price and life information are as follows:

                 Grant      Options       Options     Exercise    Remaining
                  Date    Outstanding   Exercisable     Price    Life (Years)
                -------   -----------   -----------   --------   ------------

                10-1-03      9,350         9,350        $6.14         0.0*
                5-20-04     40,000        40,000        $6.35       0.625

                  *expired unexercised on October 3, 2008.

            The weighted-average remaining contractual terms of our stock options outstanding and stock options exercisable at September 27, 2008 was 0.507 years. The aggregate intrinsic value of our options outstanding and stock options exercisable at September 27, 2008 was $-0-.

NOTE 13. NET INCOME PER COMMON SHARE

            We follow SFAS No. 128, "Earnings per Share." SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share assume the exercise of options granted if the weighted average market price exceeds the exercise price. In the fourth quarter, the options granted on May 20, 2004 became anti-dilutive and were not included in the computation of diluted EPS for the fourth quarter. Earnings per share are computed by dividing income available to common stockholders by the basic and diluted weighted average number of common shares.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 13. NET INCOME PER COMMON SHARE (Continued)

                                                                   2008        2007
                                                                 ---------   ---------
            Basic weighted average shares                        1,888,000   1,889,000

            Incremental shares relating to outstanding
               Options                                               1,000      21,000
                                                                 ---------   ---------

            Diluted weighted average shares                      1,889,000   1,910,000
                                                                 =========   =========

NOTE 14. RELATED PARTY TRANSACTIONS

            Our Chief Executive Officer manages one of our franchised stores.

            Also see Notes 7 and 11 for additional related party transactions.

NOTE 15. BUSINESS SEGMENTS

            We operate principally in two reportable segments -package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for our fiscal years ended 2008 and 2007, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash, note receivable and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

                                                          2008         2007
                                                      -----------   -----------
            Operating Revenues:
               Restaurants                            $50,400,000   $46,811,000
               Package stores                          12,317,000    12,784,000
               Other revenues                           1,492,000     1,506,000
                                                      -----------   -----------
                  Total operating revenues            $64,209,000   $61,101,000
                                                      ===========   ===========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 15. BUSINESS SEGMENTS (Continued)

                                                                                    2008         2007
                                                                                -----------   -----------
            Operating Income Reconciled to Income before
               Income Taxes and Minority Interest in earnings (losses)
               of Consolidated Limited Partnerships:
                  Restaurants                                                   $ 3,669,000   $ 3,281,000
                  Package stores                                                    491,000       470,000
                                                                                -----------   -----------
                                                                                  4,160,000     3,751,000
                  Corporate expenses, net of other revenues                      (2,160,000)   (1,651,000)
                                                                                -----------   -----------
                  Operating income                                                2,000,000     2,100,000
                  Equity in net income of limited partnership                        21,000         1,000
                     Minority interest in (earnings) losses of consolidated
                     limited partnerships                                            13,000      (100,000)
                  Interest expense, net of interest income                         (413,000)     (494,000)
                  Other                                                                  --       458,000
                                                                                -----------   -----------
                        Income Before Income Taxes                              $ 1,621,000   $ 1,965,000
                                                                                ===========   ===========

            Identifiable Assets:
               Restaurants                                                      $19,699,000   $18,202,000
               Package store                                                      3,673,000     3,577,000
                                                                                -----------   -----------
                                                                                 23,372,000    21,779,000
               Corporate                                                          9,201,000     8,558,000
                                                                                -----------   -----------
            Consolidated Totals                                                 $32,573,000   $30,337,000
                                                                                ===========   ===========

            Capital Expenditures:
               Restaurants                                                      $ 3,825,000   $ 3,505,000
               Package stores                                                       194,000       274,000
                                                                                -----------   -----------
                                                                                  4,019,000     3,779,000
               Corporate                                                            318,000     1,107,000
                                                                                -----------   -----------
            Total Capital Expenditures                                          $ 4,337,000   $ 4,886,000
                                                                                ===========   ===========

            Depreciation and Amortization:
               Restaurants                                                      $ 1,759,000   $ 1,550,000
               Package stores                                                       252,000       245,000
                                                                                -----------   -----------
                                                                                  2,011,000     1,795,000
               Corporate                                                            352,000       360,000
                                                                                -----------   -----------
            Total Depreciation and Amortization                                 $ 2,363,000   $ 2,155,000
                                                                                ===========   ===========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 16. QUARTERLY INFORMATION (UNAUDITED)

            The following is a summary of our unaudited quarterly results of operations for the quarters in our fiscal years 2008 and 2007.

                                                                      Quarter Ended
                                                --------------------------------------------------------
                                                December 29,    March 29,      June 28,    September 27,
                                                    2007          2008           2008          2008
                                                ------------   -----------   -----------   -------------
            Revenues                            $ 15,904,000   $16,983,000   $15,765,000   $  15,557,000
            Income from operations                   180,000       970,000       651,000         199,000
            Net income                               185,000       470,000       336,000          66,000
            Net income per share -
               Basic                                    0.10          0.25          0.18            0.03
            Net income per share -
               Diluted                                  0.10          0.25          0.18            0.03
            Weighted average common
               stock outstanding - basic           1,890,372     1,889,121     1,886,077       1,885,274
            Weighted average common
               stock outstanding - diluted         1,903,300     1,899,992     1,895,378       1,885,573

                                                                       Quarter Ended
                                                --------------------------------------------------------
                                                December 30,    March 31,      June 30     September 29,
                                                    2006          2007           2007          2007
                                                ------------   -----------   -----------   -------------
            Revenues                            $ 14,985,000   $16,304,000   $15,407,000   $  14,405,000
            Income from operations                   712,000       810,000       288,000         290,000
            Net income                               324,000       332,000       427,000         184,000
            Net income per share -
               Basic                                    0.17          0.18          0.23            0.10
            Net income per share -
               Diluted                                  0.17          0.17          0.22            0.10
            Weighted average common
               stock outstanding - basic           1,884,201     1,887,917     1,892,891       1,890,543
            Weighted average common
               stock outstanding - diluted         1,911,022     1,915,176     1,914,986       1,908,462

            The following is a summary of the significant fourth quarter adjustments for our fiscal year 2007:

            Decrease in accrual for officers' bonuses                 ($181,000)
            Adjusting estimated income taxes to actual                   95,000
                                                                      ---------
                                                                      ($ 86,000)
                                                                      =========

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

NOTE 17. 401(k) PLAN

                  Effective July 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and matching contributions. During our fiscal years 2008 and 2007, we made discretionary contributions of $30,000 and $29,000, respectively.

      Schedule II - Valuation and Qualifying Accounts

            We maintain no accounts that qualify for this schedule for each of our two fiscal years ended September 27, 2008 or, September 29, 2007.