Form 10-Q
period 2008-12-27
FLANIGANS ENTERPRISES INC
filed 2009-02-10
CIK 12040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 27, 2008

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

                                 (954) 377-1961
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|  Accelerated filer |_|
Non-accelerated filer |_|    Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                    Yes|_| No|X|

On February 10, 2009, 1,874,483 shares of Common Stock, $0.10 par value per share, were outstanding.
--------------------------------------------------------------------------------

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION..................................................1

   ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)............1
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME....................2
      CONDENSED CONSOLIDATED BALANCE SHEETS....................................4
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS................6
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...........8

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND
            RESULTS OF OPERATIONS.............................................13
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........21
   ITEM 4T. CONTROLS AND PROCEDURES...........................................21

PART II. OTHER INFORMATION....................................................22

   ITEM 1.  LEGAL PROCEEDINGS.................................................22
   ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......22
   ITEM 6.  EXHIBITS..........................................................23



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

                          PART I. FINANCIAL INFORMATION

ITEM  1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                       FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          (In Thousands Except Per Share Amounts)


                                                    Thirteen Weeks Ended
                                           December 27, 2008    December 29,2007
                                           -----------------    ----------------
REVENUES:
   Restaurant food sales                          $   10,169         $    9,747
   Restaurant bar sales                                2,404              2,290
   Package store sales                                 3,348              3,431
   Franchise related revenues                            262                331
   Owner's fee                                            44                 66
   Other operating income                                 26                 39
                                                  ----------         ----------
                                                      16,253             15,904
                                                  ----------         ----------

COSTS AND EXPENSES:
   Cost of merchandise sold:
       Restaurant and lounges                          4,232              4,070
       Package goods                                   2,366              2,465
   Payroll and related costs                           4,755              4,808
   Occupancy costs                                     1,001                965
   Selling, general and administrative expenses        3,610              3,416
                                                  ----------         ----------
                                                      15,964             15,724
                                                  ----------         ----------
Income from Operations                                   289                180
                                                  ----------         ----------

OTHER INCOME (EXPENSE):
   Interest expense                                     (119)              (120)
   Interest and other income                             167                 16
                                                  ----------         ----------
                                                          48               (104)
                                                  ----------         ----------

Income before Provision for Income
Taxes and Minority
Interest in (Earnings) Losses of
Consolidated Limited Partnerships                        337                 76

Provision for Income Taxes                               (73)              (152)

Minority Interest in (Earnings) Losses of
Consolidated Limited Partnerships                        (92)               261
                                                  ----------         ----------

NET INCOME                                        $      172         $      185
                                                  ==========         ==========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)

                                   (Continued)


                                                 Thirteen Weeks Ended
                                            December 27,      December 29,
                                                    2008              2007
                                            ------------      ------------



  Net Income Per Common Share:
     Basic                                         $0.09             $0.10
                                                   =====             =====

     Diluted                                       $0.09             $0.10
                                                   =====             =====
  Weighted Average Shares and
  Equivalent Shares Outstanding
     Basic                                     1,876,681         1,890,372
                                               =========         =========

     Diluted                                   1,876,681         1,903,300
                                               =========         =========

See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              DECEMBER 27, 2008 (UNAUDITED) AND SEPTEMBER 27, 2008
                                 (In Thousands)


                                     ASSETS

                                            December 27,     September 27,
                                                   2008              2008
                                            ------------     -------------
  CURRENT ASSETS:

    Cash and cash equivalents                 $   3,502          $  3,244
    Note receivable,  current
      maturities, net                                17                16
    Prepaid income taxes                            223               176
    Due from franchisees                            424               351
    Other receivables                               377               107
    Inventories                                   2,241             2,168
    Prepaid expenses                                516               547
    Deferred tax asset                              243               243
                                              ---------          --------

        Total Current Assets                      7,543             6,852
                                              ---------          --------

     Property and Equipment, Net                 21,617            21,601
                                              ---------          --------

     Investment in Limited Partnership              143               151
                                              ---------          --------

  OTHER ASSETS:

     Liquor licenses, net                           345               345
     Note receivable, net                            23                28
     Deferred tax asset                             729               729
     Leasehold purchases, net                     1,798             1,880
     Other                                          772               987
                                              ---------          --------

        Total Other Assets                        3,667             3,969
                                              ---------          --------

        Total Assets                           $ 32,970          $ 32,573
                                              =========          ========

                  FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              DECEMBER 27, 2008 (UNAUDITED) AND SEPTEMBER 27, 2008
                                 (In Thousands)

                                   (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     December 27,  September 27,
                                                        2008           2008
                                                     ------------  -------------

CURRENT LIABILITIES:

   Accounts payable and accrued expenses               $    4,508    $    4,040
   Due to franchisees                                         206           223
   Current portion of long term debt                          192           188
   Current portion of line of credit                        1,586            --
   Deferred revenues                                           31            34
   Deferred rent                                               19            19
                                                       ----------    ----------

          Total Current Liabilities                         6,542         4,504
                                                       ----------    ----------

Long Term Debt, Net of Current Maturities                   4,715         4,764
Line of Credit                                                 --         1,562

Deferred Rent, Net of Current Portion                         208           214

Minority Interest in Equity of
     Consolidated Limited Partnerships                      8,277         8,437

Commitments, Contingencies and
    Subsequent Events

Stockholders' Equity:
   Common stock, $.10 par value, 5,000,000
     shares  authorized; 4,197,642 shares issued              420           420
  Capital in excess of par value                            6,240         6,240
  Retained earnings                                        12,560        12,388
  Treasury stock, at cost, 2,322,309 shares
      at December 27, 2008 and 2,313,309
      shares at September 27, 2008                         (5,992)       (5,956)
                                                       ----------    ----------

      Total Stockholders' Equity                           13,228        13,092
                                                       ----------    ----------


     Total Liabilities and Stockholders' Equity        $   32,970    $   32,573
                                                       ==========    ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THIRTEEN WEEKS ENDED DECEMBER 27, 2008 AND DECEMBER 29, 2007
                                 (In Thousands)

                                                          December 27,   December 29,
                                                               2008           2007
                                                         -------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                              $      172    $      185
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                               582           513
      Amortization of leasehold purchases                          56            58
      Loss on abandonment of property and equipment                19             5
      Deferred income tax                                          --           (11)
      Deferred rent                                                (6)           (4)
      Minority interest in earnings (losses) of
         consolidated limited partnerships                         92          (261)

      Loss from unconsolidated limited partnership                  5            --
      Recognition of deferred revenue                              (3)           (3)
      Changes in operating assets and liabilities:
         (increase) decrease in
             Due from franchisees                                 (73)           96
             Other receivables                                   (270)         (128)
             Prepaid income taxes                                 (47)           --
             Inventories                                          (73)         (259)
             Prepaid expenses                                      31           275
             Other assets                                         (18)          486
         Increase (decrease) in:
             Accounts payable and accrued expenses                468           510
             Income taxes payable                                  --          (303)
             Due to franchisees                                   (17)         (128)
                                                           ----------    ----------
   Net cash provided by operating activities                      918         1,031
                                                           ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Collection on notes and mortgages receivable                  4             2
      Purchase of property and equipment                         (307)       (1,311)
      Deposit on property and equipment                           (65)           --
      Proceeds from sale of fixed assets                           14            61
      Distributions from unconsolidated limited partners            3             3
                                                           ----------    ----------
  Net cash used in investing activities                          (351)       (1,245)
                                                           ----------    ----------

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THIRTEEN WEEKS ENDED DECEMBER 27, 2008 AND DECEMBER 29, 2007
                                 (In Thousands)

                                   (Continued)

                                                     December 27,   December 29,
                                                        2008           2007
                                                     -----------    -----------

  CASH FLOWS FROM FINANCING ACTIVITIES:

      Payment of long term debt                              (45)           (55)
      Proceeds from line of credit                            24            600
      Purchase of treasury stock                             (36)           (10)
      Distributions to limited partnership
        minority partners                                   (252)          (215)
      Proceeds from limited partnership interests             --          2,025*
                                                        --------        --------
  Net cash provided by (used in) financing
        activities                                          (309)          2,345
                                                        --------        --------

  Net Increase in Cash and Cash Equivalents                  258           2,131

        Beginning of Period                                3,244           2,223
                                                        --------        --------

        End of Period                                    $ 3,502        $  4,354
                                                        ========        ========
  Supplemental Disclosure for Cash Flow
      Information:
       Cash paid during period for:
        Interest                                             119             120
                                                        ========        ========

        Income taxes                                         120             466
                                                        ========        ========

  Non-Cash Financing and Investing Activities:
      Purchase deposits transferred to property
        and equipment                                        280              --
                                                        ========        ========

* exclusive of the Company's investment in the limited partnership owning the restaurant in Davie, FL of $1,850,000.


See accompanying notes to unaudited condensed consolidated financial statements

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 27, 2008

(1)   BASIS OF PRESENTATION:

The accompanying financial information for the periods ended December 27, 2008 and December 29, 2007 are unaudited. Financial information as of September 27, 2008 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the
Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 27, 2008. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2)   EARNINGS PER SHARE:

Statements of Financial Accounting Standards ("SFAS") No. 128, Earnings per share establishes standards for computing and presenting earnings per share ("EPS"). This statement requires the presentation of basic and diluted EPS. The data on Page 3 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potentially dilutive common stock equivalents. For the thirteen weeks ended December 27, 2008, basic and diluted weighted average number of shares are equal due to the anti-dilutive affect of outstanding options.

(3)   RECLASSIFICATION:

Certain amounts in the fiscal year 2008 financial statements have been reclassified to conform to the fiscal year 2009 presentation.

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

In February 2007, the FASB issued SFAS 159, "Fair Value Option for Financial Assets and Liabilities" which permits an entity to choose to measure many financial instruments and certain other items at fair value. The standard contains an amendment to SFAS 115 pertaining to available-for-sale and trading securities. The objective of the standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not anticipate any significant financial statement impact as a result of Statement 159.

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

(5)   LINE OF CREDIT:

During the first quarter of our fiscal year 2009, we changed our primary banking relationship to another unaffiliated third party financial institution, which includes a new secured line of credit under which we are able to borrow up to $2,500,000. The outstanding balance on our line of credit bears interest at BBA LIBOR 1 month rate, plus 2.25%, (4.20625% as of December 27, 2008), with monthly payments of interest only and the unpaid principal balance and all accrued interest due in full on October 7, 2009. We granted our lender a security interest in substantially all of our assets and a second mortgage on our corporate offices as collateral to secure our repayment obligations under our credit line. During the first quarter of our fiscal year 2009, we paid monthly installments of interest, with no borrowings or principal payments. As of December 27, 2008, the amount outstanding under the line of credit was $1,586,000, with a remaining availability of $914,000.

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

(7)   STOCK OPTION PLAN:

We have one stock option plan under which qualified stock options may be granted to our officers and other employees. Under this plan, the exercise price for the qualified stock options must be no less than 100% of the fair market value of the Company's Common Stock on the date the options are granted. In general, options granted under our stock option plan expire after a five (5) year period and generally vest no later than one (1) year from the date of grant. As of December 27, 2008, options to acquire 40,000 shares were outstanding at an average exercise price of $6.35 per share. Under this plan, options to acquire an aggregate of 45,000 shares are available for grant.

No stock options were granted during the thirteen weeks ended December 27, 2008, nor were stock options granted during the thirteen weeks ended December 29, 2007.

No stock options were exercised during the thirteen weeks ended December 27, 2008, nor were stock options exercised during the thirteen weeks ended December 29, 2007.

Stock option activity during the thirteen weeks ended December 27, 2008 was as follows:


                                                    Weighted Average
                                     Total Options   Exercise Price
                                     -------------  ----------------

   Outstanding at September 27, 2008     49,350           $6.31

         Granted                           --              --
         Exercised                         --              --
         Expired                         (9,350)           6.14
                                         ------           -----

   Outstanding at December 27, 2008      40,000           $6.35
                                         ======           =====

   Options exercisable at December       40,000           $6.35
   27,  2008                             ======           =====

The weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at December 27, 2008 was approximately 0.375 years. The aggregate intrinsic value of options outstanding and stock options exercisable at December 27, 2008 was approximately $-0-.

(8)   ACQUISITIONS:

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, during the thirteen weeks ended December 27, 2008, we purchased 9,000 shares of our common stock on the open market for an aggregate purchase price of $35,194. During the thirteen weeks ended December 29, 2007, we purchased 1,200 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $9,600.

(9)   COMMITMENTS AND CONTINGENCIES:

Guarantees

We guarantee various leases for franchisees and locations sold in prior years. Remaining rental commitments required under these leases are approximately $2,308,000. In the event of a default under any of these agreements, we will have the right to repossess the premises and operate the business to recover amounts paid under the guarantee either by liquidating assets or operating the business.

Litigation


We own the building where our corporate offices are located. On April 16, 2001, we filed suit against the owner of the adjacent shopping center to determine our right to non-exclusive parking in the shopping center. During fiscal year 2007, the appellate court affirmed and upon re-hearing, again affirmed the granting of a summary judgment in favor of the shopping center. The seller from whom we purchased the building was named as a defendant in the lawsuit and is currently asserting a claim against us for reimbursement of its attorneys' fees and costs resulting from the litigation. We disputed the seller's entitlement to reimbursement of its attorney's fees and costs, but during the first quarter of our fiscal year 2009, the appellate court affirmed the ruling against us by the trial court. We are disputing that the amount of the seller's claim is excessive. A hearing on the seller's claim for reimbursement of its attorney's fees and costs is scheduled during the second quarter of our fiscal year 2009.

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


(10)  BUSINESS SEGMENTS:

We operate principally in two reportable segments - package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks ended December 27, 2008 and December 29, 2007, and identifiable assets for the two reportable segments in which we operate, are shown in the following table.

Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash, note receivable and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.


                                                     Thirteen Weeks   Thirteen Weeks
                                                         Ending           Ending
                                                       December 27,    December 29,
                                                          2008            2007
                                                     --------------   --------------
Operating Revenues:
   Restaurants                                         $12,573         $12,037
   Package stores                                        3,348           3,431
   Other revenues                                          332             436
                                                       -------         -------
      Total operating revenues                         $16,253         $15,904
                                                       =======         =======

Operating Income Reconciled to Income Before
Income Taxes and Minority Interests in
Earnings of Consolidated Limited Partnerships
   Restaurants                                         $   586         $   590
   Package stores                                          107             145
                                                       -------         -------
                                                           693             735
   Corporate expenses, net of other
     Revenues                                             (404)           (555)
                                                       -------         -------
   Operating income                                        289             180
   Other income (expense)                                   48            (104)
                                                       -------         -------
Income Before Income Taxes and Minority
Interests in Earnings of Consolidated
Limited Partnerships                                   $   337         $    76
                                                       -------         -------


Depreciation and Amortization:
   Restaurants                                         $   483         $   418
   Package stores                                           71              62
                                                       -------         -------
                                                           554             480
   Corporate                                                84              91
                                                       -------         -------
Total Depreciation and Amortization                    $   638         $   571
                                                       =======         =======

Capital Expenditures:
   Restaurants                                         $   344         $ 1,169
   Package stores                                          116              56
                                                       -------         -------
                                                           460           1,225
   Corporate                                               127              86
                                                       -------         -------
Total Capital Expenditures                             $   587         $ 1,311
                                                       =======         =======

                                                      December 27,    September 27,
                                                          2008            2008
                                                          ----            ----
Identifiable Assets:
   Restaurants                                          $19,639         $19,699
   Package store                                          3,591           3,673
                                                        =======         =======
                                                         23,230          23,372
   Corporate                                              9,740           9,201
                                                        -------         -------
Consolidated Totals                                     $32,970         $32,573
                                                        =======         =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipates, appears, expects, trends, intends, hopes, plans, believes, seeks, estimates, may, will," and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to customer demand and competitive conditions. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the Company's fiscal year ended September 27, 2008 and in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

OVERVIEW

At December 27, 2008, we (i) operated 23 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional six units, consisting of two restaurants, (one of which we operate) and four combination restaurants/package stores. The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit;
(ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of December 27, 2008 and as compared to December 29, 2007 and September 27, 2008. With the exception of "The Whale's Rib", a restaurant we operate but do not own, all of the restaurants operate under our service mark "Flanigan's Seafood Bar and Grill" and all of the package liquor stores operate under our service mark "Big Daddy's Liquors".


                                       December    September    December
Types of Units                         27, 2008    27, 2008     29, 2007
-------------                          --------    ---------    --------

Company Owned:
   Combination package and
   restaurant                             4            4           4
   Restaurant only                        3            3           3
   Package store only                     5            5           5

Company Operated Restaurants Only:
   Limited Partnerships                   9            9           8   (1)
   Franchise                              1            1           1
   Unrelated Third Party                  1            1           1

Company Owned Club:                       1            1           1

Total Company Owned/Operated Units       24           24           23
Franchised Units                          6            6           6   (2)

Notes:

(1) Includes a restaurant located in Davie, Florida which is owned by a limited partnership in which we are the sole general partner and own 48% of the limited partnership interest and commenced operating on July 28, 2008.

(2) We operate a restaurant for one (1) franchisee. This unit is included in the table both as a franchised restaurant, as well as a restaurant operated by us.

RESULTS OF OPERATIONS


                                                Thirteen Weeks Ended
                                      December 27, 2008       December 29, 2007
                                      -----------------       -----------------
                                   Amount                      Amount
                                   ------                      ------
                              (In thousands)     Percent   (In thousands)     Percent
                              --------------     -------   --------------     -------
Restaurant food sales              $ 10,169        63.87        $  9,747        63.01
Restaurant bar sales                  2,404        15.10           2,290        14.81
Package store sales                   3,348        21.03           3,431        22.18
                                   --------       ------        --------       ------

   Total Sales                     $ 15,921       100.00        $ 15,468       100.00

Franchise related revenues              262                          331
Owner's fee                              44                           66
Other operating income                   26                           39
                                   --------                     --------

   Total Revenue                   $ 16,253                     $ 15,904
                                   ========                     ========

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method. In general, until the investors' cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (1/2) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (1/2) of cash available to the limited partnership, with the other one half (1/2) of available cash distributed to the investors (including us and our affiliates). As of December 27, 2008, limited partnerships owning three (3) restaurants have returned all cash invested and we receive an annual management fee equal to one-half (1/2) of the cash available for distribution by the limited partnership. In addition to its receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark "Flanigan's Seafood Bar and Grill".

Comparison of Thirteen Weeks Ended December 27, 2008 and December 29, 2007.
---------------------------------------------------------------------------

Revenues. Total revenue for the thirteen weeks ended December 27, 2008 increased $349,000 or 2.19% to $16,253,000 from $15,904,000 for the thirteen weeks ended
December 29, 2007. This increase resulted from sales from the Davie, Florida limited partnership restaurant ($1,001,000), which opened for business on July 28, 2008, offset by declines in same store restaurant food and bar sales ($432,000) and in same store package liquor sales ($83,000) due to the current domestic and global economic downturn. Without giving effect to the revenue generated from the Davie, Florida restaurant ($1,001,000), total revenue for the thirteen weeks ended December 27, 2008 would have decreased $652,000 or 4.10% to $15,252,000 from $15,904,000 for the thirteen weeks ended December 29, 2007.

      Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants totaled $10,169,000 for the thirteen weeks ended December 27, 2008 as compared to $9,747,000 for the thirteen weeks ended December 29, 2007. The increase in restaurant food sales resulted from sales from the Davie, Florida restaurant, which generated $830,000 of revenue from the sale of food during the thirteen weeks ended December 27, 2008. Without giving effect to the revenue generated from the Davie, Florida restaurant ($830,000) from the sale of food for the thirteen weeks ended December 27, 2008, restaurant revenue generated from the sale of food during the thirteen weeks ended December 27, 2008, would have decreased $408,000 or 4.19% to $9,339,000 from $9,747,000 for the thirteen weeks ended December 29, 2007. Comparable weekly restaurant food sales (for restaurants open for all of the first quarter of our fiscal year 2009 and the first quarter of our fiscal year 2008, which consists of seven restaurants owned by us and seven restaurants owned by affiliated limited partnerships) was $672,000 and $702,000 for the thirteen weeks ended December 27, 2008 and December 29, 2007, respectively, a decrease of 4.27%. Comparable weekly restaurant food sales for Company owned restaurants only was $292,000 and $309,000 for the first quarter of our fiscal year 2009 and the first quarter of our fiscal year 2008, respectively, a decrease of 5.50%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $380,000 and $393,000 for the first quarter of our fiscal year 2009 and the first quarter of our fiscal year 2008, respectively, a decrease of 3.31%. We anticipate that restaurant food sales will continue to increase throughout the balance of our fiscal year 2009 due to the operation of the Davie, Florida restaurant, offset by a decline in same store restaurant food sales.

      Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $2,404,000 for the thirteen weeks ended December 27, 2008 as compared to $2,290,000 for the thirteen weeks ended December 29, 2007. The increase in restaurant bar sales is due to sales from the Davie, Florida restaurant, which generated $171,000 of revenue from bar sales during the thirteen weeks ended December 27, 2008. Without giving effect to the revenue from bar sales generated from the Davie, Florida restaurant ($171,000) for the thirteen weeks ended December 27, 2008, restaurant revenue generated from bar sales during the thirteen weeks ended December 27, 2008, would have decreased $57,000 or 2.49% to $2,233,000 from $2,290,000 for the thirteen weeks ended December 29, 2007. Comparable weekly restaurant bar sales (for restaurants open for all of the first quarter of our fiscal year 2009 and the first quarter of our fiscal year 2008, which consists of seven restaurants owned by us and seven restaurants owned by affiliated limited partnerships) was $163,000 for the thirteen weeks ended December 27, 2008 and $166,000 for the thirteen weeks ended December 29, 2007, a decrease of

1.81%. Comparable weekly restaurant bar sales for Company owned restaurants only was $70,000 and $71,000 for the first quarter of our fiscal year 2009 and the first quarter of our fiscal year 2008, respectively, a decrease of 1.41%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $93,000 and $95,000 for the first quarter of our fiscal year 2009 and the first quarter of our fiscal year 2008, respectively, a decrease of 2.11%. We anticipate that restaurant bar sales will continue to increase throughout the balance of our fiscal year 2009 due to the operation of the Davie, Florida restaurant through our fiscal year 2009, offset by a decline in same store restaurant bar sales.

      Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $3,348,000 for the thirteen weeks ended December 27, 2008 as compared to $3,431,000 for the thirteen weeks ended
December 29, 2007, a decrease of $83,000. The weekly average of same store package liquor store sales, which includes all nine (9) Company owned package liquor stores, was $258,000 for the thirteen weeks ended December 27, 2008 as compared to $264,000 for the thirteen weeks ended December 29, 2007, a decrease of 2.27%. The decrease was primarily due to increased competition and package liquor store sales are expected to decline throughout the balance of our fiscal year 2009.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended December 27, 2008 increased $240,000 or 1.53% to $15,964,000 from $15,724,000 for the thirteen weeks ended December 29, 2007. The increase was primarily due to expenses related to the operation of the Davie, Florida restaurant and to a lesser extent a general increase in food costs, offset by the decreased cost of package goods associated with the decline in our package store sales, a decrease in the cost of ribs, a decrease in repairs and maintenance to our units and actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase throughout the balance of our fiscal year 2009 due to, among other things, the operation of the Davie, Florida restaurant and an expected general increase in food costs, including an increase in the cost of ribs. Operating costs and expenses decreased as a percentage of total sales to approximately 98.22% in the first quarter of our fiscal year 2009 from 98.87% in the first quarter of our fiscal year 2008.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

      Restaurant Food and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended December 27, 2008 increased to $8,341,000 from $7,967,000 for the thirteen weeks ended December 29, 2007. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 66.34% for the thirteen weeks ended December 27, 2008 and 66.19% for the thirteen weeks ended December 29, 2007. This increase in gross profit for restaurant and bar sales for the first quarter of our fiscal year 2009 was primarily due to menu price increases instituted at the end of the first quarter of our fiscal year 2008 and a decrease in the cost of ribs during calendar year 2008.

      Package Store Sales. Gross profit for package store sales for the thirteen weeks ended December 27, 2008 increased to $982,000 from $966,000 for the thirteen weeks ended December 29, 2007, notwithstanding a decrease in our package store sales. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package liquor store sales was 29.33% for the thirteen weeks ended December 27, 2008 and 28.16% for the thirteen weeks ended December 29, 2007. The increase in our gross profit margin, (1.17%), was primarily due to the purchase of "close out" and inventory reduction merchandise from wholesalers. We anticipate the gross profit margin for package store sales to decrease throughout the balance of our fiscal year 2009 as we do not expect to be able to purchase "close out" and inventory reduction merchandise from wholesalers to the same extent that we were able to make such purchases during the thirteen weeks ended December 27, 2008.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended December 27, 2008 decreased $53,000 or 1.11% to $4,755,000 from $4,808,000 for the thirteen weeks ended December 29, 2007, notwithstanding the Davie, Florida restaurant being open during the thirteen weeks ended December 27, 2008. The decrease in our payroll and related costs is attributed to lower payroll costs associated with the opening of the Davie, Florida restaurant, ($326,000), during the thirteen weeks ended December 27, 2008, as compared to the opening payroll costs associated with the Pembroke Pines, Florida restaurant, ($378,000), during the thirteen weeks ended December 29, 2007. In addition, during the thirteen weeks ended December 27, 2008, the Pembroke Pines, Florida restaurant had lower payroll costs, ($210,000), and we also reduced our store level management. Our payroll and related costs will increase throughout the balance of our fiscal year 2009 due to, among other things, the annual increase in the Florida minimum wage, effective January 1, 2009. Payroll and related costs as a percentage of total sales was 29.26% in the first quarter of our fiscal year 2009 and 30.23% of total sales in the first quarter of our fiscal year 2008.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended December 27, 2008 increased $36,000 or 3.73% to $1,001,000 from $965,000 for the thirteen weeks ended December 29, 2007. This increase is primarily due to increases in real property taxes and common area maintenance, which generally includes a pro-rata share of property insurance for units located within shopping centers. We anticipate that our occupancy costs will stabilize throughout the balance of our fiscal year 2009 with no rental payments for additional restaurant locations being developed by the Company.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended December 27, 2008 increased $194,000 or 5.68% to $3,610,000 from $3,416,000 for the thirteen weeks ended December 29, 2007. Selling, general and administrative expenses increased as a percentage of total sales in the first quarter of our fiscal year 2009 to approximately 22.21% as compared to 21.48% in the first quarter of our fiscal year 2008. This increase is due primarily to the operation of the Davie, Florida restaurant and an overall increase in expenses. We anticipate that our selling, general and administrative expenses will continue to increase throughout the balance of our fiscal year 2009 due to, among other things, the operation of our Davie, Florida restaurant and an overall increase in expenses.

Depreciation and Amortization. Depreciation and amortization for the thirteen weeks ended December 27, 2008 increased $67,000 or 11.73% to $638,000 from $571,000 for the thirteen weeks ended December 29, 2007. As a percentage of total revenue, depreciation expense was 3.93% of revenue for the thirteen weeks ended December 27, 2008 and 3.59% of revenue in the thirteen weeks ended December 29, 2007.

Other Income and Expense. Other income and expenses was income of $48,000 for the thirteen weeks ended December 27, 2008, as compared to an expense of $104,000 for the thirteen weeks ended December 29, 2007. Other income and expense for the thirteen weeks ended December 27, 2008 included interest income of $124,000 paid on claims we filed in the liquidation proceedings of Ambassador Insurance Company in 1983 and other income of $26,000 paid as the balance of our claims (10%) filed in the liquidation proceedings of Ambassador Insurance Company, offset by interest expense of $119,000, as compared to interest expense of $120,000 for the thirteen weeks ended December 29, 2007. The interest expense and principal balance on our line of credit were approximately equal during the thirteen weeks ended December 27, 2008 and December 29, 2007.

Net Income. Net income for the thirteen weeks ended December 27, 2008 decreased $13,000 or 7.03% to $172,000 from $185,000 for the thirteen weeks ended December 29, 2007. As a percentage of sales, net income for the first quarter of our fiscal year 2009 is 1.06%, as compared to 1.16% in the first quarter of our fiscal year 2008. During the thirteen weeks ended December 27, 2008, we recognized interest income of $124,000 paid on claims we filed in the liquidation proceedings of Ambassador Insurance Company in 1983 and other income of $26,000 paid as the balance of our claims (10%) filed in the liquidation proceedings of Ambassador Insurance Company. Without giving effect to this interest income of $124,000 and other income of $26,000, we would have generated net income of $66,000 for the thirteen weeks ended December 27, 2008, which as a percentage of sales is 0.41%. Without giving effect to this interest income and other income for the thirteen weeks ended December 27, 2008, the decrease in net income for the thirteen weeks ended December 27, 2008, as a percentage of sales (-0.75%) is primarily due to a decline in same store restaurant and package store sales and a general increase in overall expenses. The net income for the thirteen weeks ended December 29, 2007 was adversely affected by our share of the pre-opening and opening expenses associated with the limited partnership owned restaurant in Pembroke Pines, Florida, ($40,000), and our share of the pre-opening expenses associated with the limited partnership owned restaurant in Davie, Florida, ($102,000).

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During the first quarter of our fiscal year 2009, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs. During the first quarter of our fiscal year 2008, we recognized non-cash pre-opening rent in the approximate amount of $6,000 and recognized cash pre-opening rent in the approximate amount of $12,000 for the Pembroke Pines, Florida restaurant. During the first quarter of our fiscal year 2008, we also paid and expensed pre-opening rent in the approximate amount of $33,000 for the Davie, Florida restaurant, which is the full rent provided in the lease. We are recognizing rent expense on a straight line basis over the term of the lease.

During the first quarter of our fiscal year 2008, the limited partnership restaurant in Davie, Florida reported losses of $175,000 primarily due to pre-opening costs, thus contributing to a reduction in the operating income for the first quarter of our fiscal year 2008.

Until we fund a new unit, our income from operations will not be adversely affected by pre-opening costs. Throughout the balance of fiscal year 2009, we do not expect our income from operations to be materially adversely affected by pre-opening costs for new locations.

Trends

During the next twelve months, we expect continued increases in aggregate restaurant sales as compared to prior periods due primarily to the restaurant in Davie, Florida being open for the entire twelve month period. We expect same store restaurant food and bar sales to decline over the next twelve month period due primarily to the current domestic and global economic downturn. We expect higher food costs and higher overall expenses, which will adversely affect our net income. During the first quarter of our fiscal year 2008, we raised menu prices to offset higher food costs and overall expenses. We plan to limit menu price increases as long as possible while maintaining our high quality of food and service and without reducing our food portions. We have increased our advertising to attract customers through our monthly full page newspaper ads and our radio advertising and plan to continue with this advertising program. Notwithstanding, the promotion of our specials, especially our $4.99 lunch specials, will result in reduced revenues and profitability in some or all of our restaurants, which will adversely affect our net income. As a last resort, we will raise menu prices whenever necessary and wherever competitively possible.

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

Liquidity and Capital Resources

We fund our operations through cash from operations and borrowings under our line of credit. As of December 27, 2008, we had cash of approximately $3,502,000, an increase of $258,000 from our cash balance of $3,244,000 as of September 27, 2008. The increase in cash as of December 27, 2008 was primarily from our operations due to minimal demand upon our cash flow for extraordinary items.

Cash Flows

The following table is a summary of our cash flows for the thirteen weeks of fiscal years 2009 and 2008.


                                           Thirteen Weeks Ended
                                     December 27, 2008   December 29, 2007
                                     -----------------   -----------------
                                              (in Thousands)

  Net cash provided by operating                $  918             $ 1,031
  activities
  Net cash used in investing activities           (351)             (1,245)
  Net cash provided by (used in)
       financing activities                       (309)              2,345
                                                ------             -------

  Net Increase in Cash and Cash
  Equivalents                                      258               2,131

  Cash and Cash Equivalents, Beginning           3,244               2,223
                                                ------             -------

  Cash and Cash Equivalents, Ending             $3,502             $ 4,354
                                                ======             =======


We have recently determined that we must retain any earnings for the development and operation of our business and accordingly, we do not intend to pay any cash dividends in the foreseeable future.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and secondarily to fund capitalized property improvement for our existing restaurants. We acquired property and equipment of $587,000, (including $280,000 of deposits recorded in other assets as of September 27, 2008), during the thirteen weeks ended December 27, 2008, including $211,000 to complete the renovations to one (1) existing Company owned restaurant, as compared to $1,311,000 during the thirteen weeks ended December 29, 2007, which included $96,000 for renovations to one (1) existing Company restaurant .

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2009 to be approximately $700,000, of which $211,000 has been spent through December 27, 2008.

Long Term Debt

As of December 27, 2008, we had long term debt of $6,493,000, which includes the balance on our line of credit, as compared to $6,625,000 as of December 29, 2007, and $6,514,000 as of September 27, 2008.

During the first quarter of our fiscal year 2009, we changed our primary banking relationship to another unaffiliated financial institution, which includes a new line of credit of $2,500,000. The outstanding balance on our line of credit bears interest at BBA LIBOR 1 month rate, plus 2.25%, (4.20625% as December 27, 2008), with monthly payments of interest only and the unpaid principal balance and all accrued interest due in full on October 7, 2009. We granted our lender a security interest in substantially all of our assets and a second mortgage on our corporate offices as collateral to secure our repayment obligations under our credit line. As of December 27, 2008, the amount outstanding under our secured line of credit was $1,586,000.

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended December 27, 2008, December 29, 2007 and our fiscal year ended September 27, 2008.

   Item                     Dec. 27, 2008   Dec. 29, 2007      Sept 27, 2008
   ----                     -------------   -------------      -------------
                                            (in Thousands)

   Current Assets                 $ 7,543         $ 8,470            $ 6,852
   Current Liabilities              6,542           4,630              4,504
                                  -------         -------            -------
   Working Capital                $ 1,001         $ 3,840            $ 2,348

Our working capital as of December 27, 2008 decreased by 73.93% from the working capital for the fiscal quarter ending December 29, 2007 and decreased by 57.37% from our working capital for our fiscal year ending September 27, 2008. Our working capital decreased during our fiscal quarter ending December 27, 2008 due to the re-classification of our line of credit, which matures on October 7, 2009, as a current liability. Our prior lender consistently extended the maturity date on our line of credit on a quarterly basis which prevented it from becoming a current liability. During our fiscal quarter ending December 29, 2007, the limited partnership which owns the Davie, Florida restaurant completed its private offering, raising the sum of $3,875,000, less $1,224,000 which we advanced for expenses of the limited partnership and was used, in part, to credit our obligation to pay for our equity investment.

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures throughout the balance of our fiscal year 2009. We also anticipate that throughout the balance of our fiscal year 2009, working capital will be affected by the payment of the balance for the purchase of a new point of sale system for our package liquor stores, ($7,500), a surveillance camera system ($118,000) and our line of credit in the event the line of credit is not renewed.

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

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of December 27, 2008 held no equity securities.

Interest Rate Risk

At December 27, 2008, of the Company's debt arrangements, only borrowings under our line of credit bear interest at BBA LIBOR 1 month rate, plus 2.25%. Increases in interest rates may have a material affect upon results of operations, depending upon the outstanding principal balance on our line of credit from time to time.

At December 27, 2008, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

During the period covered by this report, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

See "Litigation" on page 11 of this Report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended September 27, 2008 for a discussion of other legal proceedings resolved in prior years.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, during the thirteen weeks ended December 27, 2008, we purchased 9,000 shares of our common stock on the open market for an aggregate purchase price of $35,194. During the thirteen weeks ended December 29, 2007, we purchased 1,200 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $9,600.


                 ISSUER PURCHASES OF EQUITY SECURITIES

                                                         (d) Maximum
                                          (c) Total       Number (or
                                          Number of      Approximate
                                (b)       Shares (or     Dollar Value)
                               Average      Units)       of Shares (or
                                Price     Purchased       Units) that
                  (a) Total     Paid      as Part of      May Yet Be
                  Number of     per        Publicly       Purchased
                  Shares (or   Share      Announced       Under the
                   Units)      (or         Plans or        Plans or
        Period    Purchased    Unit)       Programs        Programs
        ------    ----------   -------    ----------     -------------

      September
      28, 2008
      -
      November
      1, 2008          9,000     $3.91         9,000            82,100
      ----------------------------------------------------------------
      November
      2, 2008 -
      November
      29, 2008          none                                    82,100
      ----------------------------------------------------------------
      November
      30, 2008
      -
      December
      27, 2008          none                                    82,100
      ----------------------------------------------------------------
      Total as of
      December
      27, 2008         9,000                   9,000            82,100
      ----------------------------------------------------------------

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

                              FLANIGAN'S ENTERPRISES, INC.


Date: February 10, 2009       /s/ James G. Flanigan
                              ------------------------------------------
                              JAMES G. FLANIGAN, Chief Executive Officer
                              and President


                              /s/ Jeffrey D. Kastner
                              ------------------------------------------------
                              JEFFREY D. KASTNER, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)


                                       24
X