Form 10-Q
period 2009-03-31
FLANIGANS ENTERPRISES INC
filed 2009-05-12
CIK 12040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the
registrant was required to submit and post such files).          Yes |X|  No |_|

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

On May 12, 2009, 1,863,258 shares of Common Stock, $0.10 par value per share, were outstanding.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION..................................................1

     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)..........1
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME.................2
         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS.......................4
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.............6
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.......................................14
     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......26
     ITEM 4T. CONTROLS AND PROCEDURES.........................................26

PART II. OTHER INFORMATION....................................................26

     ITEM 1.  LEGAL PROCEEDINGS...............................................26
     ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....27
     ITEM 6.  EXHIBITS........................................................28



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

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                         FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands Except Per Share Amounts)



                                                  Thirteen Weeks Ended   Twenty Six Weeks Ended
                                                  March 28,   March 29,   March 28,   March 29,
                                                    2009        2008        2009        2008
                                                  --------    --------    --------    --------
REVENUES:
   Restaurant food sales                          $ 11,198    $ 10,785    $ 21,367    $ 20,532
   Restaurant bar sales                              2,668       2,481       5,072       4,771
   Package store sales                               3,515       3,400       6,863       6,831
   Franchise related revenues                          282         211         544         542
   Owner's fee                                          45          49          89         115
   Other operating income                               49          57          75          96
                                                  --------    --------    --------    --------
                                                    17,757      16,983      34,010      32,887
                                                  --------    --------    --------    --------

COSTS AND EXPENSES:
   Cost of merchandise sold:
       Restaurant and lounges                        4,656       4,403       8,888       8,473
       Package goods                                 2,406       2,396       4,772       4,861
   Payroll and related costs                         5,060       4,910       9,815       9,718
   Occupancy costs                                     973       1,015       1,974       1,980
   Selling, general and administrative expenses      3,448       3,289       7,058       6,705
                                                  --------    --------    --------    --------
                                                    16,543      16,013      32,507      31,737
                                                  --------    --------    --------    --------
Income from Operations                               1,214         970       1,503       1,150
                                                  --------    --------    --------    --------

OTHER INCOME (EXPENSE):
   Interest expense                                   (108)       (121)       (227)       (241)
   Interest and other income                            18          21         185          37
                                                  --------    --------    --------    --------
                                                       (90)       (100)        (42)       (204)
                                                  --------    --------    --------    --------

Income before Provision for Income Taxes
and Minority Interest in (Earnings) Losses of
Consolidated Limited Partnerships                    1,124         870       1,461         946

Provision for Income Taxes                            (122)       (197)       (195)       (349)

Minority Interest in (Earnings) Losses of
Consolidated Limited Partnerships                     (318)       (203)       (410)         58
                                                  --------    --------    --------    --------

NET INCOME                                        $    684    $    470    $    856    $    655
                                                  ========    ========    ========    ========

                                               2


                      FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         (In Thousands Except Per Share Amounts)

                                       (Continued)


                                         Thirteen Weeks Ended    Twenty Six Weeks Ended
                                         March 28,   March 29,   March 28,   March 29,
                                            2009        2008        2009         2008
                                         ---------   ---------   ---------   ----------

Net Income Per Common Share:
   Basic                                 $    0.37   $    0.25   $    0.46   $     0.35
                                         =========   =========   =========   ==========

   Diluted                               $    0.37   $    0.25   $    0.46   $     0.34
                                         =========   =========   =========   ==========



Weighted Average Shares and Equivalent
      Shares Outstanding
   Basic                                 1,870,690   1,889,121   1,873,686    1,889,746
                                         =========   =========   =========   ==========

   Diluted                               1,870,690   1,899,992   1,873,686    1,901,543
                                         =========   =========   =========   ==========





    See accompanying notes to unaudited condensed consolidated financial statements.


                                           3

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                MARCH 28, 2009 (UNAUDITED) AND SEPTEMBER 27, 2008
                                 (In Thousands)



                                     ASSETS

                                            March 28, 2009    September 27, 2008
                                            --------------    ------------------

CURRENT ASSETS:

   Cash and cash equivalents                       $ 4,897               $ 3,244
   Notes receivables,  current maturities, net          17                    16
   Prepaid income taxes                                126                   176
   Due from franchisees                                238                   351
   Other receivables                                   114                   107
   Inventories                                       2,129                 2,168
   Prepaid expenses                                  1,231                   778
   Deferred tax asset                                  221                   243
                                                   -------               -------

          Total Current Assets                       8,973                 7,083
                                                   -------               -------

   Property and Equipment, Net                      21,538                21,601
                                                   -------               -------

   Investment in Limited Partnership                   148                   151
                                                   -------               -------

OTHER ASSETS:

   Liquor licenses, net                                345                   345
   Notes receivable, net                                19                    28
   Deferred tax asset                                  803                   729
   Leasehold purchases, net                          1,746                 1,880
   Other                                               966                   987
                                                   -------               -------

          Total Other Assets                         3,879                 3,969
                                                   -------               -------

          Total Assets                             $34,538               $32,804
                                                   =======               =======

                  FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                MARCH 28, 2009 (UNAUDITED) AND SEPTEMBER 27, 2008
                                 (In Thousands)

                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             March 28, 2009   September 27, 2008
                                             --------------   ------------------

CURRENT LIABILITIES:

   Accounts payable and accrued expenses           $  5,060            $  4,271
   Due to franchisees                                   464                 223
   Current portion of long term debt                    196                 188
   Current portion of line of credit                  1,586                  --
   Deferred revenues                                     28                  34
   Deferred rent                                         24                  19
                                                   --------            --------

          Total Current Liabilities                   7,358               4,735
                                                   --------            --------

Long Term Debt, Net of Current Maturities             4,845               4,764
Line of Credit                                           --               1,562

Deferred Rent, Net of Current Portion                   206                 214

Minority Interest in Equity of
     Consolidated Limited Partnerships                8,267               8,437

Commitments, Contingencies and
    Subsequent Events

Stockholders' Equity:
   Common stock, $.10 par value, 5,000,000
     shares  authorized; 4,197,642 shares issued        420                 420
  Capital in excess of par value                      6,240               6,240
  Retained earnings                                  13,244              12,388
  Treasury stock, at cost, 2,334,384 shares
      at March 28, 2009 and 2,313,309
      shares at September 27, 2008                   (6,042)             (5,956)
                                                   --------            --------

      Total Stockholders' Equity                     13,862              13,092
                                                   --------            --------

      Total Liabilities and Stockholders' Equity   $ 34,538            $ 32,804
                                                   ========            ========


See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE TWENTY SIX WEEKS ENDED MARCH 28, 2009 AND MARCH 29, 2008
                                 (In Thousands)


                                                March 28, 2009   March 29, 2008
                                                --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                          $   856          $   655
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                      1,156            1,061
      Amortization of leasehold purchases                  108              116
      Loss on abandonment of property and equipment         24                8
      Deferred income tax                                  (52)             (59)
      Deferred rent                                         (3)              (8)
      Minority interest in earnings (loss) of
         consolidated limited partnerships                 410              (58)
      Income from unconsolidated limited partnership        (3)             (13)
      Recognition of deferred revenue                       (6)              (6)
      Changes in operating assets and liabilities:
         (increase) decrease in
             Due from franchisees                          113              354
             Other receivables                              (7)             (66)
             Prepaid income taxes                           50              (76)
             Inventories                                    39               46
             Prepaid expenses                              404              299
             Other assets                                   (7)              34
         Increase (decrease) in:
             Accounts payable and accrued expenses        (125)             192
             Income taxes payable                           --             (331)
             Due to franchisees                            241               10
                                                       -------          -------
   Net cash provided by operating activities             3,198            2,158
                                                       -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Collection on notes and mortgages receivable           8                6
      Purchase of property and equipment                  (801)          (1,955)
      Deposit on property and equipment                    (63)              --
      Proceeds from sale of fixed assets                    39               85
      Distributions from unconsolidated limited
         Partnerships                                        6                6
                                                       -------          -------
  Net cash used in investing activities                   (811)          (1,858)
                                                       -------          -------

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE TWENTY SIX WEEKS ENDED MARCH 28, 2009 AND MARCH 29, 2008
                                 (In Thousands)

                                   (Continued)

                                                  March 28, 2009  March 29, 2008
                                                  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Payment of long term debt                               (92)          (110)
     Proceeds from line of credit                             24            600
     Purchase of treasury stock                              (86)           (18)
     Purchase of minority limited partnership interest        --           (120)
     Distributions to limited partnership
         minority partners                                  (580)          (480)
     Proceeds from limited partnership interests              --          2,025*
                                                         -------        -------

  Net cash provided by (used in) financing activities       (734)         1,897
                                                         -------        -------


  Net Increase in Cash and Cash Equivalents                1,653          2,197

         Beginning of Period                               3,244          2,223
                                                         -------        -------

         End of Period                                   $ 4,897        $ 4,420
                                                         =======        =======

Supplemental Disclosure for Cash Flow Information:
     Cash paid during period for:
         Interest                                        $   227        $   241
                                                         =======        =======
         Income taxes                                    $   239        $   816
                                                         =======        =======


Supplemental Disclosure of Non-Cash Investing and
Financing Activities:
         Financing of insurance contracts                $ 1,094             --
                                                         =======        =======
         Purchase deposits transferred to property
           and equipment                                 $   292             --
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


 See accompanying notes to unaudited condensed consolidated financial statements

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 28, 2009


(1) BASIS OF PRESENTATION:

The accompanying financial information for the periods ended March 28, 2009 and March 29, 2008 are unaudited. Financial information as of September 27, 2008 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 27, 2008. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2)  EARNINGS PER SHARE:

Statements of Financial Accounting Standards ("SFAS") No. 128, Earnings per share establishes standards for computing and presenting earnings per share ("EPS"). This statement requires the presentation of basic and diluted EPS. The data on Page 3 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potentially dilutive common stock equivalents. For the thirteen and twenty six weeks ended March 28, 2009, 40,000 options were not included in the common stock equivalents because their inclusion would be anti-dilutive.

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

(5)  LINE OF CREDIT:

Under a secured line of credit with a third party financial institution we are able to borrow up to $2,500,000. The outstanding balance on our line of credit bears interest at BBA LIBOR 1 month rate, plus 2.25%, (2.783% as of March 28, 2009), with monthly payments of interest only and the unpaid principal balance and any accrued interest due in full on October 7, 2009. We granted our lender a security interest in substantially all of our assets and a second mortgage on our corporate offices as collateral to secure our repayment obligations under our credit line. During the second quarter of fiscal year 2009, we made no draws on our line of credit and paid monthly installments of interest, with no principal payments. As of March 28, 2009, the amount outstanding under the line of credit was $1,586,000, with a remaining availability of $914,000.

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

The Company's effective tax rate was 15.1% and 29.5% for the thirteen weeks ended March 28, 2009 and March 29, 2008 respectively and 18.5% and 34.8% for the twenty six weeks ended March 28, 2009 and March 29, 2008 respectively. The Company's effective tax rate differs from the statutory rate primarily due to various non-deductible expense items, state income taxes and credits against income taxes. In addition, for the thirteen and twenty six weeks ended March 28, 2009, the effective tax rate also differs from the statutory rate due to an adjustment of the joint venture deferred tax asset.

(7)  STOCK OPTION PLANS:

We have one stock option plan under which qualified stock options may be granted to our officers and other employees. Under this plan, the exercise price for the qualified stock options must be no less than 100% of the fair market value of the Company's Common Stock on the date the options are granted. In general, options granted under our stock option plan expire after a five (5) year period and generally vest no later than one (1) year from the date of grant. As of March 28, 2009, options to acquire 40,000 shares were outstanding at an average exercise price of $6.35 per share. Under this plan, options to acquire an aggregate of 45,000 shares are available for grant.

No stock options were granted during the twenty six weeks ended March 28, 2009, nor were stock options granted during the twenty six weeks ended March 29, 2008.

No stock options were exercised during the twenty six weeks ended March 28, 2009, nor were stock options exercised during the twenty six weeks ended March 29, 2008.

Stock option activity during the twenty six weeks ended March 28, 2009 was as follows:

                                                               Weighted Average
                                               Total Options    Exercise Price
                                               -------------    --------------
     Outstanding at September 27, 2008             49,350           $6.31

              Granted                                  --              --
              Exercised                                --              --
              Expired                              (9,350)           6.14
                                                  -------           -----

     Outstanding at March 28, 2009                 40,000           $6.35
                                                  =======           =====

     Options exercisable at March 28, 2009         40,000           $6.35
                                                  =======           =====

The weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at March 28, 2009 was approximately 0.125 years. The aggregate intrinsic value of options outstanding and options exercisable at March 28, 2009 was approximately $-0-.

(8)  ACQUISITIONS:

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, during the second quarter ended March 28, 2009, we purchased 12,075 shares of our common stock for an aggregate purchase price of $51,000. Of the shares purchased, we purchased 11,225 shares of our common stock on the open market for an aggregate purchase price of $47,000 and 850 shares of our common stock from the Joseph G. Flanigan Charitable Trust for a purchase price of $4,000. During the twenty six weeks ended March 28, 2009, we purchased 21,075 shares of our common stock for an aggregate purchase price of $86,000. Of the shares purchased, we purchased 20,225 shares of our common stock on the open market for an aggregate purchase price of $82,000 and 850 shares of our common stock from the Joseph G. Flanigan Charitable Trust for a purchase price of $4,000.

(9) COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS:

Guarantees

We guarantee various leases for franchisees, limited partnerships that own restaurants and locations sold in prior years. Remaining rental commitments required under these leases are approximately $2,141,000. In the event of a default under any of these agreements, we will have the right to repossess the premises and operate the business to recover amounts paid under the guarantee either by liquidating assets or operating the business.

Subsequent to the end of the second quarter of our fiscal year 2009, we guaranteed a loan from an unrelated third party to a related franchisee, in the principal amount of $200,000, bearing interest at the rate of 10% per annum and being fully amortized over five (5) years, with equal monthly payments of principal and interest, each in the amount of $4,250. The franchisee granted the lender a security interest in substantially all of its assets as collateral to secure the repayment of the loan. The proceeds from the loan are being used to re-finance existing loans owed by the franchisee, (approximately $75,000), reimburse us for funds advanced to the franchisee to renovate the business premises, (approximately $90,000) and provide additional working capital for the franchisee.

Litigation

We own the building where our corporate offices are located. On April 16, 2001, we filed suit against the owner of the adjacent shopping center to determine our right to non-exclusive parking in the shopping center. During fiscal year 2007, the appellate court affirmed and upon re-hearing, again affirmed the granting of a summary judgment in favor of the shopping center. The seller from whom we purchased the building was named as a defendant in the lawsuit and is currently asserting a claim against us for reimbursement of its attorneys' fees and costs resulting from the litigation. We disputed the seller's entitlement to reimbursement of its attorney's fees and costs, but during the first quarter of our fiscal year 2009, the appellate court affirmed the ruling against us by the trial court. We are disputing the amount of the seller's claim as excessive. A hearing on the seller's claim for reimbursement of its attorney's fees and costs is scheduled during the third quarter of our fiscal year 2009. During the second quarter of our fiscal year 2009, the seller filed suit against the Company for malicious prosecution. We deny the allegations and will vigorously defend the case.

During fiscal year 2007, we and the limited partnership which owns the restaurant in Pinecrest, Florida filed suit against the limited partnership's landlord. We are the sole general partner and a 40% limited partner in this limited partnership. We are seeking to recover the cost of structural repairs to the business premises we paid, as we believe these structural repairs were the landlord's responsibility under the lease. The lawsuit, in addition to attempting to recover the amounts expended by us for structural repairs is also attempting to recover the rent paid by the limited partnership while the repairs were occurring. The claim also includes a request by the limited partnership for the court to determine if the limited partnership has the exclusive right to the use of the pylon sign in front of the business premises. The landlord filed its answer to the complaint denying liability for structural repairs to the business premises, denying any obligation to reimburse the limited partnership for any rent paid while structural repairs occurred and denying the limited partnership's right to use the pylon sign. The lawsuit is in the discovery stage, but is scheduled for trial during the third quarter of our fiscal year 2009.

(10)  BUSINESS SEGMENTS:

We operate principally in two reportable segments - package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks and twenty six weeks ended March 28, 2009 and March 29, 2008, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash, note receivable and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

                                                                Thirteen Weeks     Thirteen Weeks
                                                                    Ending             Ending
                                                                March 28, 2009     March 29, 2008
                                                                --------------     --------------
Operating Revenues:
   Restaurants                                                     $   13,866        $   13,266
   Package stores                                                       3,515             3,400
   Other revenues                                                         376               317
                                                                   ----------        ----------
      Total operating revenues                                     $   17,757        $   16,983
                                                                   ==========        ==========

Operating Income Reconciled to Income Before Income Taxes and
Minority Interests in Earnings of Consolidated Limited
Partnerships
    Restaurants                                                    $    1,346        $    1,392
    Package stores                                                        257               196
                                                                   ----------        ----------
                                                                        1,603             1,588
    Corporate expenses, net of other
       Revenues                                                          (389)             (618)
                                                                   ----------        ----------
    Operating income                                                    1,214               970
    Other income (expense)                                                (90)             (100)
                                                                   ----------        ----------
Income Before Income Taxes and Minority Interests in Earnings of
Consolidated Limited Partnerships                                  $    1,124        $      870
                                                                   ==========        ==========

Depreciation and Amortization:
   Restaurants                                                     $      473        $      442
   Package stores                                                          67                70
                                                                   ----------        ----------
                                                                          540               512
   Corporate                                                               86                94
                                                                   ----------        ----------
Total Depreciation and Amortization                                $      626        $      606
                                                                   ==========        ==========

Capital Expenditures:
   Restaurants                                                     $      350        $      487
   Package stores                                                          56                80
                                                                   ----------        ----------
                                                                          406               567
   Corporate                                                              101                77
                                                                   ----------        ----------
Total Capital Expenditures                                         $      507        $      644
                                                                   ==========        ==========


                                                                  Twenty Six Weeks  Twenty Six Weeks
                                                                       Ending            Ending
                                                                   March 28, 2009    March 29, 2008
                                                                   --------------    --------------
Operating Revenues:
   Restaurants                                                       $   26,439        $   25,303
   Package stores                                                         6,863             6,831
   Other revenues                                                           708               753
                                                                     ----------        ----------
      Total operating revenues                                       $   34,010        $   32,887
                                                                     ==========        ==========

Operating Income Reconciled to Income Before Income Taxes and
Minority Interests in Earnings of Consolidated Limited
Partnerships
    Restaurants                                                      $    1,932        $    1,982
    Package stores                                                          364               341
                                                                     ----------        ----------
                                                                          2,296             2,323
     Corporate expenses, net of other
       Revenues                                                            (793)           (1,173)
                                                                     ----------        ----------
    Operating income                                                      1,503             1,150
    Other income (expense)                                                  (42)             (204)
                                                                     ----------        ----------
Income Before  Income Taxes and Minority  Interests in Earnings of
Consolidated Limited Partnerships                                    $    1,461        $      946
                                                                     ==========        ==========

Depreciation and Amortization:
   Restaurants                                                       $      956        $      860
   Package stores                                                           138               132
                                                                     ----------        ----------
                                                                          1,094               992
   Corporate                                                                170               185
                                                                     ----------        ----------
Total Depreciation and Amortization                                  $    1,264        $    1,177
                                                                     ==========        ==========

Capital Expenditures:
   Restaurants                                                       $      694        $    1,656
   Package stores                                                           172               136
                                                                     ----------        ----------
                                                                            866             1,792
   Corporate                                                                227               163
                                                                     ----------        ----------
Total Capital Expenditures                                           $    1,093        $    1,955
                                                                     ==========        ==========

                                                   March 28,       September 27,
                                                     2009             2008
                                                     ----             ----
Identifiable Assets:
   Restaurants                                    $   20,292        $  19,866
   Package store                                       3,534            3,709
                                                  ----------        ---------
                                                      23,826           23,575
   Corporate                                          10,712            9,229
                                                  ----------        ---------
Consolidated Totals                               $   34,538        $  32,804
                                                  ==========        =========



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

OVERVIEW

At March 28, 2009, we (i) operated 23 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional six units, consisting of two restaurants, (one of which we operate) and four combination restaurant/package stores. The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit;
(ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of March 28, 2009 and as compared to March 29, 2008 and September 27, 2008. With the exception of "The Whale's Rib", a restaurant we operate but do not own, all of the restaurants operate under our service mark "Flanigan's Seafood Bar and Grill" and all of the package liquor stores operate under our service mark "Big Daddy's Liquors".


Types of Units                                            March 28,         September 27,      March 29,
--------------                                            ---------         -------------      ---------
                                                             2009               2008             2008
                                                             ----               ----             ----
Company Owned:
     Combination package and restaurant                       4                  4                 4
     Restaurant only                                          3                  3                 3
     Package store only                                       5                  5                 5


Company Operated Restaurants Only:
     Limited Partnerships                                     9                  9                 8           (1)
     Franchise                                                1                  1                 1
     Unrelated Third Party                                    1                  1                 1

Company Owned Club:                                           1                  1                 1

Total Company Owned/Operated Units                            24                 24                23
Franchised Units                                              6                  6                 6           (2)

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

Limited Partnership Financial Arrangement:  We manage and control the operations
-----------------------------------------
of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method. In general, until the investors' cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (1/2) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (1/2) of cash available to the limited partnership, with the other one half (1/2) of available cash distributed to the investors (including us and our affiliates). As of March 28, 2009, limited partnerships owning three (3) restaurants have returned all cash invested and we receive an annual management fee equal to one-half (1/2) of the cash available for distribution by the limited partnership. In addition to its receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark "Flanigan's Seafood Bar and Grill".

RESULTS OF OPERATIONS

                            ---------------Thirteen Weeks Ended---------------
                                  March 28, 2009           March 29, 2008
                                  --------------           --------------
                               Amount                    Amount
                               ------                    ------
                           (In thousands)   Percent  (In thousands)   Percent
                            ------------  ----------  ------------  ----------
Restaurant food sales        $   11,198        64.43   $   10,785        64.71
Restaurant bar sales              2,668        15.35        2,481        14.89
Package store sales               3,515        20.22        3,400        20.40
                             ----------   ----------   ----------   ----------

     Total Sales             $   17,381       100.00   $   16,666       100.00

Franchise related revenues          282                       211
Owner's fee                          45                        49
Other operating income               49                        57
                             ----------                ----------

     Total Revenue           $   17,757                $   16,983
                             ==========                ==========

                            --------------Twenty Six Weeks Ended--------------
                                  March 28, 2009           March 29, 2008
                                  --------------           --------------
                               Amount                    Amount
                               ------                    ------
                           (In thousands)   Percent  (In thousands)   Percent
                            ------------  ----------  ------------  ----------
Restaurant food sales        $   21,367        64.16   $   20,532        63.89
Restaurant bar sales              5,072        15.23        4,771        14.85
Package store sales               6,863        20.61        6,831        21.26
                             ----------   ----------   ----------   ----------

     Total Sales             $   33,302       100.00   $   32,134       100.00

Franchise related revenues          544                       542
Owner's fee                          89                       115
Other operating income               75                        96
                             ----------                ----------

     Total Revenue           $   34,010                $   32,887
                             ==========                ==========

Comparison of Thirteen Weeks Ended March 28, 2009 and March 29, 2008.
---------------------------------------------------------------------

Revenues. Total revenue for the thirteen weeks ended March 28, 2009 increased $774,000 or 4.56% to $17,757,000 from $16,983,000 for the thirteen weeks ended
March 29, 2008. This increase resulted from sales from the Davie, Florida limited partnership restaurant ($995,000), which opened for business on July 28, 2008, and the increase in same store package liquor sales ($115,000), offset by declines in same store restaurant food and bar sales ($392,000). Without giving effect to the revenue generated from the Davie, Florida restaurant ($995,000), total revenue for the thirteen weeks ended March 28, 2009 would have decreased $221,000 or 1.30% to $16,762,000 from $16,983,000 for the thirteen weeks ended
March 29, 2008.

         Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants totaled $11,198,000 for the thirteen weeks ended March 28, 2009 as compared to $10,785,000 for the thirteen weeks ended March 29, 2008. The increase in restaurant food sales resulted from sales from the Davie, Florida restaurant, which generated $820,000 of revenue from the sale of food during the thirteen weeks ended March 28, 2009. Without giving effect to the revenue generated from the Davie, Florida restaurant ($820,000) from the sale of food for the thirteen weeks ended March 28, 2009, restaurant revenue generated from the sale of food during the thirteen weeks ended March 28, 2009, would have decreased

$407,000 or 3.77% to $10,378,000  from  $10,785,000 for the thirteen weeks ended
March 29, 2008. Comparable weekly restaurant food sales (for restaurants open for all of the second quarter of our fiscal year 2009 and the second quarter of our fiscal year 2008, which consists of seven restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $798,000 and $830,000 for the thirteen weeks ended March 28, 2009 and March 29, 2008, respectively, a decrease of 3.86%. Comparable weekly restaurant food sales for Company owned restaurants only was $335,000 and $353,000 for the second quarter of our fiscal year 2009 and the second quarter of our fiscal year 2008, respectively, a decrease of 5.10%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $463,000 and $477,000 for the second quarter of our fiscal year 2009 and the second quarter of our fiscal year 2008, respectively, a decrease of 2.94%. We anticipate that restaurant food sales will continue to increase throughout the balance of our fiscal year 2009 due to, primarily, the operation of the Davie, Florida restaurant, offset by a decline in same store restaurant food sales.

         Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $2,668,000 for the thirteen weeks ended March 28, 2009 as compared to $2,481,000 for the thirteen weeks ended March 29, 2008. The increase in restaurant bar sales is due to sales from the Davie, Florida restaurant, which generated $174,000 of revenue from bar sales during the thirteen weeks ended March 28, 2009. Without giving effect to the revenue from bar sales generated from the Davie, Florida restaurant
($174,000) for the thirteen weeks ended March 28, 2009, restaurant revenue generated from bar sales during the thirteen weeks ended March 28, 2009, would have increased $13,000 or 0.52% to $2,494,000 from $2,481,000 for the thirteen weeks ended March 29, 2008. Comparable weekly restaurant bar sales (for restaurants open for all of the second quarter of our fiscal year 2009 and the second quarter of our fiscal year 2008, which consists of seven restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $192,000 for the thirteen weeks ended March 28, 2009 and $191,000 for the thirteen weeks ended March 29, 2008, an increase of 0.52%. Comparable weekly restaurant bar sales for Company owned restaurants only was $81,000 and $79,000 for the second quarter of our fiscal year 2009 and the second quarter of our fiscal year 2008, respectively, an increase of 2.53%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $111,000 and $112,000 for the second quarter of our fiscal year 2009 and the second quarter of our fiscal year 2008, respectively, a decrease of 0.89%. We anticipate that restaurant bar sales will continue to increase throughout the balance of our fiscal year 2009 due to, primarily, the operation of the Davie, Florida restaurant through our fiscal year 2009.

         Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $3,515,000 for the thirteen weeks ended March 28, 2009 as compared to $3,400,000 for the thirteen weeks ended March 29, 2008, an increase of $115,000 or 3.38%. The weekly average of same store package liquor store sales, which includes all nine (9) Company owned package liquor stores, was $270,000 for the thirteen weeks ended March 28, 2009 as compared to $262,000 for the thirteen weeks ended March 29, 2008, an increase of 3.05%. The increase was primarily due to increased advertising and promotions during the thirteen weeks ended March 28, 2009. Package liquor store sales are expected to remain constant throughout the balance of our fiscal year 2009.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended March 28, 2009 increased $530,000 or 3.31% to $16,543,000 from $16,013,000 for the thirteen weeks ended March 29, 2008. The increase was primarily due to expenses related to the operation of the Davie, Florida restaurant and to a lesser extent a general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase throughout the balance of our fiscal year 2009 due to, primarily, the operation of the Davie, Florida restaurant and an expected general increase in food costs. Operating costs and expenses decreased as a percentage of total sales to approximately

93.16% in the second quarter of our fiscal year 2009 from 94.29% in the second quarter of our fiscal year 2008.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

         Restaurant Food and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended March 28, 2009 increased to $9,210,000 from $8,863,000 for the thirteen weeks ended March 29, 2008. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 66.42% for the thirteen weeks ended March 28, 2009 and 66.81% for the thirteen weeks ended March 29, 2008. This decrease in gross profit for restaurant and bar sales for the second quarter of our fiscal year 2009, (-0.39%), resulted from higher food costs. We have not increased menu prices since the first quarter of our fiscal year 2008 to offset higher food costs.

         Package Store Sales. Gross profit for package store sales for the thirteen weeks ended March 28, 2009 increased to $1,109,000 from $1,004,000 for the thirteen weeks ended March 29, 2008. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package liquor store sales was 31.55% for the thirteen weeks ended March 28, 2009 and 29.53% for the thirteen weeks ended March 29, 2008. The increase in our gross profit margin, (2.02%), was primarily due to the purchase of "close out" and inventory reduction merchandise from wholesalers during the thirteen weeks ended March 28, 2009. We anticipate the gross profit margin for package store sales to remain constant throughout the balance of our fiscal year 2009 as we expect to continue purchasing "close out" and inventory reduction merchandise from wholesalers.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended March 28, 2009 increased $150,000 or 3.05% to $5,060,000 from $4,910,000 for the thirteen weeks ended March 29, 2008. This increase is primarily attributable to the Davie, Florida restaurant and the annual increase in the Florida minimum wage, which was effective January 1, 2009, offset by a reduction of our store level management. We anticipate that our payroll costs and related expenses will continue to increase through our fiscal year 2009 due to, primarily, the operation of the Davie, Florida restaurant through the balance of our fiscal year 2009. Payroll and related costs as a percentage of total sales was 28.50% in the second quarter of our fiscal year 2009 and 28.91% of total sales in the second quarter of our fiscal year 2008. This decrease as a percentage of sales was primarily due to a reduction of our store level management, offset by the annual increase in the Florida minimum wage, which was effective January 1, 2009.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended March 28, 2009 decreased $42,000 or 4.14% to $973,000 from $1,015,000 for the thirteen weeks ended March 29, 2008. This decrease is primarily due to decreases in common area maintenance, which generally includes a pro-rata share of property insurance for units located within shopping centers. We anticipate that our occupancy costs will stabilize throughout the balance of our fiscal year 2009 with no rental payments for additional restaurant locations being developed by the Company.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended March 28, 2009 increased $159,000 or 4.83% to $3,448,000 from $3,289,000 for the thirteen weeks ended
March 29, 2008. Selling, general and administrative expenses as a percentage of total sales was 19.42% in the second quarter of our fiscal year 2009, as compared to 19.37% in the second quarter of our fiscal year 2008. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2009 due to, primarily, the operation of our Davie, Florida restaurant, increased advertising expense and an overall increase in expenses.

Depreciation. Depreciation for the thirteen weeks ended March 28, 2009 and March 29, 2008 was $481,000 and $606,000 respectively. As a percentage of revenue, depreciation expense was 2.71% of revenue in the thirteen weeks ended March 28, 2009 and 3.57% of revenue in the thirteen weeks ended March 29, 2008.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended March 28, 2009 decreased $13,000 to $108,000 from $121,000 for the thirteen weeks ended March 29, 2008. The principal balance on our line of credit was approximately equal during the thirteen weeks ended March 28, 2009 and March 29, 2008, however our interest rate was lower this year.

Net Income. Net income for the thirteen weeks ended March 28, 2009 increased $214,000 or 45.53% to $684,000 from $470,000 for the thirteen weeks ended March 29, 2008. As a percentage of sales, net income for the second quarter of our fiscal year 2009 is 3.85%, as compared to 2.77% in the second quarter of our fiscal year 2008. The increase in net income as a percentage of sales (1.08%) is primarily an adjustment of $122,000 to our deferred tax asset, higher gross profit in both our restaurant and package liquor store divisions and improved control over expenses. Without giving effect to this adjustment of $122,000 to our deferred tax asset, we would have generated net income of $562,000 for the thirteen weeks ended March 28, 2009, which as a percentage of sales is 3.16%. Without giving effect to the adjustment to our deferred tax asset for the thirteen weeks ended March 28, 2009, the increase in net income for the thirteen weeks ended March 28, 2009, as a percentage of sales (0.39%) is primarily due to higher gross profit in both our restaurant and package liquor store divisions and improved control over expenses. During the second quarter of fiscal year
2008, we had pre-opening, non-recurring expenses associated with the Davie, Florida restaurant, ($33,000), which adversely affected net income.

Comparison of Twenty Six Weeks Ended March 28, 2009 and March 29, 2008.
-----------------------------------------------------------------------

Revenues. Total revenue for the twenty six weeks ended March 28, 2009 increased $1,123,000 or 3.41% to $34,010,000 from $32,887,000 for the twenty six weeks ended March 29, 2008. This increase resulted from sales from the Davie, Florida limited partnership restaurant ($1,997,000), which opened for business on July 28, 2008 and increases in same store package liquor stores ($32,000), offset by declines in same store restaurant food and bar sales ($1,065,000). Without giving effect to the revenue generated from the Davie, Florida restaurant ($1,997,000), total revenue for the twenty six weeks ended March 28, 2009 would have decreased $874,000 or 2.66% to $32,013,000 from $32,887,000 for the twenty six weeks ended March 29, 2008.

         Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants totaled $21,367,000 for the twenty six weeks ended March 28, 2009 as compared to $20,532,000 for the twenty six weeks ended March 29, 2008, an increase of $835,000 or 4.06%. The increase in restaurant food sales resulted from sales from the Davie, Florida restaurant, which generated $1,649,000 of revenue from the sale of food during the twenty six weeks ended March 28, 2009. Without giving effect to the revenue generated from the Davie, Florida restaurant ($1,649,000) from the sale of food for the twenty six weeks ended March 28, 2009, restaurant revenue generated from the sale of food during the twenty six weeks ended March 28, 2009, would have decreased $814,000 or 3.96% to $19,718,000 from $20,532,000 for the twenty six weeks ended March 29, 2008. Comparable weekly restaurant food sales (for restaurants open for all of the twenty six weeks ended March 28, 2009 and the twenty six weeks ended March 29, 2008, which consists of seven restaurants owned by us and seven restaurants owned by affiliated limited partnerships) was $712,000 and $736,000 for the thirteen weeks ended March 28, 2009 and March 29, 2008, respectively, a decrease of 3.26%. Comparable weekly restaurant food sales for Company owned restaurants only was $314,000 and $331,000 for the twenty six weeks ended March 28, 2009 and March 29, 2008, respectively, a decrease of 5.14%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $398,000 and $405,000 for the twenty six weeks ended March 28, 2009 and March 29, 2008, respectively, a decrease of 1.73%. We anticipate that restaurant food sales will continue to increase throughout the balance of our fiscal year 2009 due to, primarily, the operation of the Davie, Florida restaurant, offset by a decline in same store restaurant food sales.

         Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $5,072,000 for the twenty six weeks ended March 28, 2009 as compared to $4,771,000 for the twenty six weeks ended March 29, 2008, an increase of $301,000 or 6.31%. The increase in restaurant bar sales is due to sales from the Davie, Florida restaurant, which generated $345,000 of revenue from bar sales during the twenty six weeks ended March 28, 2009. Without giving effect to the revenue from bar sales generated from the Davie, Florida restaurant ($345,000) for the twenty six weeks ended
March 28, 2009, restaurant revenue generated from bar sales during the twenty six weeks ended March 29, 2008, would have decreased $44,000 or 0.92% to $4,727,000 from $4,771,000 for the twenty six weeks ended March 29, 2008. Comparable weekly restaurant bar sales (for restaurants open for all of the twenty six weeks ended March 28, 2009 and the twenty six weeks ended March 29, 2008, which consists of seven restaurants owned by us and seven restaurants owned by affiliated limited partnerships) was unchanged at $173,000 for the twenty six weeks ended March 28, 2009 and the twenty six weeks ended March 29, 2008. Comparable weekly restaurant bar sales for Company owned restaurants only was unchanged at $75,000 for the twenty six weeks ended March 28, 2009 and the twenty six weeks ended March 29, 2008. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was unchanged at $98,000 for the twenty six weeks ended March 28, 2009 and the twenty six weeks ended March 29, 2008. We anticipate that restaurant bar sales will continue to increase throughout the balance of our fiscal year 2009 due to, primarily, the operation of the Davie, Florida restaurant through our fiscal year 2009, offset by a decline in same store restaurant bar sales.

         Package Store Sales. Revenue generated from sales of liquor and related items at package stores totaled $6,863,000 for the twenty six weeks ended March 28, 2009 as compared to $6,831,000 for the twenty six weeks ended March 29, 2008, an increase of 0.47%. The weekly average of same store package store sales was $264,000 and $263,000 for the twenty six weeks ended March 28, 2009 and March 29, 2008, respectively. The increase was primarily due to increased advertising and promotions. Package store sales are expected to remain constant through the balance of our fiscal year 2009.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the twenty six weeks ended March 28, 2009 increased $770,000 or 2.43% to $32,507,000 from $31,737,000 for the twenty six weeks ended March 29, 2008. The increase was primarily due to expenses related to the operation of the Davie, Florida restaurant and to a lesser extent a general increase in food costs. We anticipate that our operating costs and expenses will continue to increase throughout the balance of our fiscal year 2009 due to, primarily, the operation of the Davie, Florida restaurant and an expected general increase in food costs. Operating costs and expenses decreased as a percentage of total sales to 95.58% for the twenty six weeks ended March 28, 2009 from 96.50% for the twenty six weeks ended March 29, 2008.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

         Restaurant Food and Bar Sales. Gross profit for food and bar sales for the twenty six weeks ended March 28, 2009 increased to $17,551,000 from $16,830,000 for the twenty six weeks ended March 29, 2008. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 66.38% for the twenty six weeks ended March 28, 2009 and 66.51% for the twenty six weeks ended March 29, 2008. This decrease in gross profit for restaurant and bar sales for the twenty six weeks ended March 28, 2009, (-0.13%), resulted from higher food costs. We have not increased menu prices since the first quarter of our fiscal year 2008 to offset higher food costs.

         Package Store Sales. Gross profit for package store sales for the twenty six weeks ended March 28, 2009 increased to $2,091,000 from $1,970,000 for the twenty six weeks ended March 29, 2008. Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), was 30.47% for the twenty six weeks ended March 28, 2009 compared to 28.84% for the twenty six weeks ended March 29, 2008. The increase in our gross profit margin, (1.63%), was primarily due to our purchase of "close out" and inventory reduction merchandise from wholesalers during the twenty six weeks ended March 28, 2009. We anticipate the gross profit margin for package store sales to remain constant throughout the balance of our fiscal year 2009 as we expect to continue purchasing "close out" and inventory reduction merchandise from wholesalers.

Payroll and Related Costs. Payroll and related costs for the twenty six weeks ended March 28, 2009 increased $97,000 or 1.00% to $9,815,000 from $9,718,000 for the twenty six weeks ended March 29, 2008. This increase is primarily attributable to the Davie, Florida restaurant and the annual increase in the Florida minimum wage, which was effective January 1, 2009, offset by a reduction of our store level management. Payroll and related costs as a percentage of total sales was 28.86% for the twenty six weeks ended March 28, 2009 and 29.55% of total sales for the twenty six weeks ended March 29, 2008. We anticipate that our payroll costs and related expenses will continue to increase through our fiscal year 2009 due to, primarily, the operation of the Davie, Florida restaurant through the balance of our fiscal year 2009 and the annual increase in the Florida minimum wage, which was effective January 1, 2009, offset by a reduction of our store level management.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the twenty six weeks ended March 28, 2009 decreased $6,000 or 0.30% to $1,974,000 from $1,980,000 for the twenty six weeks ended March 29, 2008. This decrease is primarily due to decreases in common area maintenance, which generally includes a pro-rata share of property insurance for units located within shopping centers. We anticipate that our occupancy costs will stabilize throughout the balance of our fiscal year 2009 with no rental payments for additional restaurant locations being developed by the Company.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the twenty six weeks ended March 28, 2009 increased $353,000 or 5.26% to $7,058,000 from $6,705,000 for the twenty six weeks ended March 29, 2008. Selling, general and administrative expenses increased as a percentage of total sales for the twenty six weeks ended March 28, 2009 to 20.75% as compared to 20.39% for the twenty six weeks ended March 29, 2008. This increase is due primarily to the operation of the Davie, Florida restaurant and an overall increase in expenses. We anticipate that our selling, general and administrative expenses will continue to increase throughout the balance of our fiscal year 2009 due to, primarily, the operation of our Davie, Florida restaurant and an overall increase in expenses.

Depreciation. Depreciation for the twenty six weeks ended March 28, 2009 and March 29, 2008 was $1,264,000 and $1,177,000 respectively. As a percentage of revenue, depreciation expense was 3.72% of revenue in the twenty six weeks ended March 28, 2009 and 3.58% of revenue in the twenty six weeks ended March 29, 2008.

Interest Expense, Net. Interest expense, net, for the twenty six weeks ended March 28, 2009 decreased $14,000 to $227,000 from $241,000 for the twenty six weeks ended March 29, 2008. The interest expense and principal balance on our line of credit were approximately equal during the twenty six weeks ended March 28, 2009 and March 29, 2008.

Net Income. Net income for the twenty six weeks ended March 28, 2009 increased $201,000 or 30.69% to $856,000 from $655,000 for the twenty six weeks ended March 29, 2008. As a percentage of sales, net income for the twenty six weeks ended March 28, 2009 is 2.52%, as compared to 1.99% for the twenty six weeks ended March 29, 2008. During the twenty six weeks ended March 28, 2009, we recognized interest income of $124,000 paid on claims we filed in the liquidation proceedings of Ambassador Insurance Company in 1983 and other income of $26,000 paid as the balance of our claims (10%) filed in the liquidation proceedings of Ambassador Insurance Company. We also adjusted our tax deferred asset by $122,000. Without giving effect to this interest income of $124,000, other income of $26,000 and the adjustment to our deferred tax asset of $122,000, we would have generated net income of $639,000 for the twenty six weeks ended March 28, 2009, which as a percentage of sales is 1.88%. Without giving effect to the interest income and other income and the adjustment to our deferred tax asset for the twenty six weeks ended March 28, 2009, the decrease in net income for the twenty six weeks ended March 28, 2009, as a percentage of sales (-0.11%) is primarily due to a decline in same store restaurant sales and a general increase in overall expenses. The net income for the twenty six weeks ended March 29, 2008 was adversely affected by our share of the non-recurring pre-opening and opening expenses associated with the limited partnership owned restaurant in Pembroke Pines, Florida, ($40,000), and our share of the non-recurring pre-opening expenses associated with the limited partnership owned restaurant in Davie, Florida, ($36,000), higher food costs and overall expenses, including electric, gas and real property taxes.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During the twenty six weeks ended March 28, 2009, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs. During the twenty six weeks ended March 29, 2008, we recognized non-cash pre-opening rent in the approximate amount of $6,000 and recognized cash pre-opening rent in the approximate amount of $12,000 for the Pembroke Pines, Florida restaurant. During the twenty six weeks ended March 29, 2008, we also paid and expensed pre-opening rent in the approximate amount of $67,000 for the Davie, Florida restaurant, which is the full rent provided in the 15 year lease. We are recognizing rent expense on a straight line basis over the term of the lease.

During the twenty six weeks ended March 29, 2008, the limited partnership restaurant in Davie, Florida reported losses of $245,000 primarily due to pre-opening costs, thus contributing to a reduction in the operating income for the twenty six weeks ended March 29, 2008. This restaurant opened for business on July 28, 2008.

Until we fund a new unit, our income from operations will not be adversely affected by pre-opening costs. Throughout the balance of fiscal year 2009, we do not expect our income from operations to be materially adversely affected by pre-opening costs for new locations.

Trends

During the next twelve months, we expect continued increases in aggregate restaurant sales as compared to prior periods due primarily to the restaurants in Davie, Florida being open for the entire twelve month period. We expect same store restaurant food and bar sales to decline over the next twelve month period due primarily to the current domestic and global economic downturn. We expect higher food costs and higher overall expenses, which will adversely affect our net income. During the first quarter of our fiscal year 2008, we raised menu prices to offset higher food costs and overall expenses. We plan to limit menu price increases as long as possible while maintaining our high quality of food and service and without reducing our food portions. We have increased our advertising to attract customers through our monthly full page newspaper ads and our radio advertising and plan to continue with this advertising program. We have also instituted direct mailings to attract customers. Notwithstanding our increased promotional activity, including our $4.99 lunch specials, we believe we will experience reduced revenues and increased costs in some or all of our locations and as a result our net income will be adversely affected. To mitigate this, we may raise menu prices whenever necessary and wherever competitively possible.

We continue to search for new locations to open restaurants and thereby expand our business, but we are currently looking for locations that will not require an extensive and costly renovation. Any new locations will likely be opened using our limited partnership ownership model.

We are not actively searching for locations for the operation of new package liquor stores, but if an appropriate location for a package liquor store becomes available, we will consider it.

Liquidity and Capital Resources

We fund our operations through cash from operations and borrowings under our line of credit. As of March 28, 2009, we had cash of approximately $4,897,000, an increase of $1,653,000 from our cash balance of $3,244,000 as of September 27, 2008. The increase in cash as of March 28, 2009 was primarily from our operations due to minimal demand upon our cash flow for extraordinary items. Management believes that the Company's current cash availability from its line of credit and expected cash from operations will be sufficient to fund operations and capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the twenty six weeks of fiscal years 2009 and 2008.

                                             -------Twenty Six Weeks Ended-----
                                             March 28, 2009      March 29, 2008
                                             --------------      --------------
                                                        (in Thousands)

Net cash provided by operating activities      $    3,198          $    2,158
Net cash used in investing activities                (811)             (1,858)
Net cash provided by (used in)
  financing activities                               (734)              1,897
                                               ----------          ----------

Net Increase in Cash and Cash Equivalents           1,653               2,197

Cash and Cash Equivalents, Beginning                3,244               2,223
                                               ----------          ----------

Cash and Cash Equivalents, Ending              $    4,897          $    4,420
                                               ==========          ==========

We have determined that we must retain any earnings for the development and operation of our business and accordingly, we do not intend to pay any cash dividends in the foreseeable future.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and secondarily to fund capitalized property improvement for our existing restaurants. We acquired property and equipment of $1,093,000, (including $292,000 of deposits recorded in other assets as of September 27, 2008), during the twenty six weeks ended March 28, 2009, including $497,000 for renovations to two (2) existing Company owned restaurants, as compared to $1,955,000 during the twenty six weeks ended March 29, 2008, which included $268,000 for renovations to one (1) existing Company owned restaurant. During the twenty six weeks ended March 29, 2008, the limited partnership which owns the Davie, Florida restaurant completed its private offering, raising the sum of $3,875,000, of which $1,850,000 represents our investment. We did not advance any funds to this limited partnership in excess of our investment. The funds from the private offering were used to complete the renovations to the business premises for operation of a "Flanigan's Seafood Bar and Grill" restaurant and provided working capital.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2009 to be approximately $700,000, of which $497,000 has been spent through March 28, 2009.

Long Term Debt

As of March 28, 2009, we had long term debt of $6,627,000, which includes the balance on our line of credit, as compared to $6,570,000 as of March 29, 2008, and $6,514,000 as of September 27, 2008.

During the twenty six weeks ended March 28, 2009, we changed our primary banking relationship to another unaffiliated financial institution, which includes a new line of credit of $2,500,000. The outstanding balance on our line of credit bears interest at BBA LIBOR 1 month rate, plus 2.25%, (2.783% as March 28, 2009), with monthly payments of interest only and the unpaid principal balance and all accrued interest due in full on October 7, 2009. We granted our lender a security interest in substantially all of our assets and a second mortgage on our corporate offices as collateral to secure our repayment obligations under our credit line. As of March 28, 2009, the amount outstanding under our secured line of credit was $1,586,000.

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended March 28, 2009, March 29, 2008 and our fiscal year ended September 27, 2008.

     Item                        Mar. 28, 2009   Mar. 29, 2008   Sept 27, 2008
     ----                        -------------   -------------   -------------
                                                 (in Thousands)

     Current Assets                 $ 8,973          $ 8,607        $ 7,083
     Current Liabilities              7,358            5,102          4,735
                                      -----            -----          -----
     Working Capital                $ 1,615          $ 3,505        $ 2,348

Our working capital as of March 28, 2009 decreased by 53.92% from the working capital for the fiscal quarter ending March 29, 2008 and decreased by 31.22% from our working capital for our fiscal year ending September 27, 2008. Our working capital decreased during our fiscal quarter ending March 28, 2009 due to the re-classification of our line of credit, which matures on October 7, 2009, as a current liability. Our prior lender consistently extended the maturity date on our line of credit on a quarterly basis and accordingly, our obligations under our prior line of credit were not recorded as a current liability. During our fiscal quarter ending March 29, 2008, our working capital improved due primarily to the amounts which had been raised but not yet required to be used for expenses by the limited partnership which owns the Davie, Florida restaurant, ($1,816,000).

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures throughout the balance of our fiscal year 2009. We also anticipate that throughout the balance of our fiscal year 2009, working capital may be affected by the payment of the purchase of a surveillance camera system ($118,000) and our line of credit in the event the line of credit is not renewed.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of March 28, 2009 held no equity securities.

Interest Rate Risk

At March 28, 2009, of the Company's debt arrangements, only borrowings under our line of credit bear interest at BBA LIBOR 1 month rate, plus 2.25%. Increases in interest rates may have a material affect upon results of operations, depending upon the outstanding principal balance on our line of credit from time to time.

At March 28, 2009, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, during the thirteen weeks ended March 28, 2009, we purchased 12,075 shares of our common stock for an aggregate purchase price of $51,000. Of the common stock purchased, we purchased 11,225 shares of our common stock on the open market for an aggregate purchase price of $47,000 and we purchased 850 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $4,000. During the thirteen weeks ended March 29, 2008, we purchased 1,000 shares of our common stock on the open market for an aggregate purchase price of $8,000.

--------------------------------------------------------------------------------
                      ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------------
                                                 (c) Total       (d) Maximum
                                                 Number of        Number (or
                                                 Shares (or      Approximate
                                                   Units)      Dollar Value) of
                                    (b)         Purchased as      Shares (or
                  (a) Total       Average         Part of      Units) that May
                  Number of        Price          Publicly          Yet Be
                  Shares (or      Paid per       Announced        Purchased
                    Units)         Share          Plans or     Under the Plans
    Period        Purchased      (or Unit)        Programs       or Programs
--------------------------------------------------------------------------------
December
28, 2008 -
January
29, 2009              2,475         $4.24           2,475            79,625
--------------------------------------------------------------------------------
January
30, 2009 -
February
27, 2009              3,600         $4.15           3,600            76,025
--------------------------------------------------------------------------------
February
28,  2009
- March
28, 2009              6,000         $3.95           6,000            70,025
--------------------------------------------------------------------------------
Total as of
March 28,
2009                 12,075                        12,075            70,025
--------------------------------------------------------------------------------

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

                       FLANIGAN'S ENTERPRISES, INC.


Date: May 12, 2009     /s/ James G. Flanigan
                       ------------------------------------------
                       JAMES G. FLANIGAN, Chief Executive Officer and President


                       /s/ Jeffrey D. Kastner
                       ------------------------------------------
                       JEFFREY D. KASTNER, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)