Form 10-Q
period 2009-06-30
FLANIGANS ENTERPRISES INC
filed 2009-08-11
CIK 12040

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 2009

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from          to

                          Commission File Number 1-6836

                          FLANIGAN'S ENTERPRISES, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                      Florida                                   59-0877638
          -------------------------------                 ---------------------
          (State or other jurisdiction of                   (I.R.S. Employer
           incorporation or organization)                 Identification Number)

 5059 N.E. 18th Avenue, Fort Lauderdale, Florida                  33334
 -----------------------------------------------                  -----
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

                                                                  Yes |_| No |_|

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

                                                                  Yes |_| No |X|

On August 11, 2009, 1,862,933 shares of Common Stock, $0.10 par value per share, were outstanding.

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

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............14
     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................25
     ITEM 4.  CONTROLS AND PROCEDURES............................................................................26

PART II. OTHER INFORMATION.......................................................................................26

     ITEM 1.  LEGAL PROCEEDINGS..................................................................................26
     ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........................................26
     ITEM 6. EXHIBITS............................................................................................28

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)

                                                           Thirteen Weeks                Thirty Nine Weeks
                                                               Ended                            Ended
                                                      June 27,        June 28,         June 27,         June 28,
                                                        2009            2008             2009             2008
                                                        ----            ----             ----             ----
REVENUES:
   Restaurant food sales                            $    10,653      $    10,182      $    32,020      $    30,714
   Restaurant bar sales                                   2,536            2,346            7,608            7,117
   Package store sales                                    2,925            2,842            9,788            9,673
   Franchise related revenues                               298              273              842              815
   Owner's fee                                               40               68              129              183
   Other operating income                                    39               54              114              150
                                                    -----------      -----------      -----------      -----------
                                                         16,491           15,765           50,501           48,652
                                                    -----------      -----------      -----------      -----------

COSTS AND EXPENSES:
   Cost of merchandise sold:
       Restaurant and lounges                             4,582            4,197           13,470           12,670
       Package goods                                      1,968            1,994            6,740            6,855
   Payroll and related costs                              4,885            4,645           14,700           14,363
   Occupancy costs                                          988              989            2,962            2,969
   Selling, general and administrative expenses           3,418            3,289           10,476            9,994
                                                    -----------      -----------      -----------      -----------
                                                         15,841           15,114           48,348           46,851
                                                    -----------      -----------      -----------      -----------
Income from Operations                                      650              651            2,153            1,801
                                                    -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE):
   Interest expense                                        (105)            (117)            (332)            (358)
   Interest and other income                                 15               34              200               71
                                                    -----------      -----------      -----------      -----------
                                                            (90)             (83)            (132)            (287)
                                                    -----------      -----------      -----------      -----------

Income before Provision for Income Taxes
and Minority Interest in (Earnings) Losses of
Consolidated Limited Partnerships                           560              568            2,021            1,514

Provision for Income Taxes                                 (104)            (138)            (299)            (487)

Minority Interest in (Earnings) Losses of
Consolidated Limited Partnerships                          (145)             (94)            (555)             (36)
                                                    -----------      -----------      -----------      -----------

NET INCOME                                          $       311      $       336      $     1,167      $       991
                                                    ===========      ===========      ===========      ===========

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)

                                   (Continued)

                                                           Thirteen Weeks                Thirty Nine Weeks
                                                               Ended                            Ended
                                                      June 27,        June 28,         June 27,         June 28,
                                                        2009            2008             2009             2008
                                                        ----            ----             ----             ----
Net Income Per Common Share:

   Basic                                            $      0.17      $      0.18      $      0.62      $      0.52
                                                    ===========      ===========      ===========      ===========

   Diluted                                          $      0.17      $      0.18      $      0.62      $      0.52
                                                    ===========      ===========      ===========      ===========

Weighted Average Shares and Equivalent
      Shares Outstanding

   Basic                                              1,863,007        1,886,077        1,870,147        1,888,523
                                                    ===========      ===========      ===========      ===========

   Diluted                                            1,863,007        1,895,378        1,870,147        1,899,515
                                                    ===========      ===========      ===========      ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                JUNE 27, 2009 (UNAUDITED) AND SEPTEMBER 27, 2008
                                 (In Thousands)

                                     ASSETS

                                                       June 27, 2009   September 27, 2008
                                                       -------------   ------------------
CURRENT ASSETS:

   Cash and cash equivalents                               $ 4,945          $ 3,244
   Notes receivables,  current maturities, net                  18               16
   Prepaid income taxes                                        235              176
   Due from franchisees                                        128              351
   Other receivables                                           131              107
   Inventories                                               2,146            2,168
   Prepaid expenses                                          1,099              778
   Deferred tax asset                                          216              243
                                                           -------          -------

          Total Current Assets                               8,918            7,083
                                                           -------          -------

   Property and Equipment, Net                              21,425           21,601
                                                           -------          -------

   Investment in Limited Partnership                           144              151
                                                           -------          -------

OTHER ASSETS:

   Liquor licenses, net                                        345              345
   Notes receivable, net                                        15               28
   Deferred tax asset                                          792              729
   Leasehold purchases, net                                  1,695            1,880
   Other                                                       869              987
                                                           -------          -------

          Total Other Assets                                 3,716            3,969
                                                           -------          -------

          Total Assets                                     $34,203          $32,804
                                                           =======          =======

                  FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                JUNE 27, 2009 (UNAUDITED) AND SEPTEMBER 27, 2008
                                 (In Thousands)

                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       June 27, 2009     September 27, 2008
                                                       -------------     ------------------
CURRENT LIABILITIES:

   Accounts payable and accrued expenses                   $  4,094            $  4,040
   Due to franchisees                                           501                 223
   Current portion of long term debt                            771                 419
   Current portion of line of credit                          1,586                  --
   Deferred revenues                                             25                  34
   Deferred rent                                                 24                  19
                                                           --------            --------

          Total Current Liabilities                           7,001               4,735
                                                           --------            --------

Long Term Debt, Net of Current Maturities                     4,706               4,764

Line of Credit                                                   --               1,562

Deferred Rent, Net of Current Portion                           211                 214

Minority Interest in Equity of
     Consolidated Limited Partnerships                        8,113               8,437

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.10 par value, 5,000,000
     shares  authorized; 4,197,642 shares issued                420                 420
  Capital in excess of par value                              6,240               6,240
  Retained earnings                                          13,555              12,388
  Treasury stock, at cost, 2,334,709 shares
     at June 27, 2009 and 2,313,309
     shares at September 27, 2008                            (6,043)             (5,956)
                                                           --------            --------

     Total Stockholders' Equity                              14,172              13,092
                                                           --------            --------

     Total Liabilities and Stockholders' Equity            $ 34,203            $ 32,804
                                                           ========            ========

See accompanying notes to unaudited condensed consolidated financial statements.

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THIRTY-NINE WEEKS ENDED JUNE 27, 2009 AND JUNE 28, 2008
                                 (In Thousands)


                                                                June 27, 2009    June 28, 2008
                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                        $ 1,167         $   991
   Adjustments to reconcile net income to net cash
    and cash equivalents provided by operating activities:
    Depreciation and amortization                                      1,708           1,518
    Amortization of leasehold purchases                                  159             174
    Loss on abandonment of property and equipment                         34              15
    Deferred income tax                                                  (36)           (144)
    Deferred rent                                                          2             (13)
    Minority interest in earnings of
       consolidated limited partnerships                                 555              36
    Income from unconsolidated limited partnership                        (2)            (22)
    Recognition of deferred revenue                                       (9)             (8)
    Changes in operating assets and liabilities:
       (increase) decrease in
           Due from franchisees                                          223             498
           Other receivables                                             (24)            (22)
           Prepaid income taxes                                          (59)           (100)
           Inventories                                                    22             (72)
           Prepaid expenses                                              615             261
           Other assets                                                   (7)           (137)
       Increase (decrease) in:
           Accounts payable and accrued expenses                          54            (165)
           Income taxes payable                                           --            (331)
           Due to franchisees                                            278              27
                                                                     -------         -------
 Net cash and cash equivalents provided by operating
       activities:                                                     4,680           2,506
                                                                     -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Collection on notes and mortgages receivable                       11              10
       Purchase of property and equipment                             (1,246)         (2,916)
       Deposit on property and equipment                                 (64)            (27)
       Proceeds from the sale of fixed assets                             53             101
       Distributions from unconsolidated limited Partnerships              9               9
                                                                     -------         -------
 Net cash and cash equivalents used in investing Activities:          (1,237)         (2,823)
                                                                     -------         -------

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THIRTY-NINE WEEKS ENDED JUNE 27, 2009 AND JUNE 28, 2008
                                 (In Thousands)

                                   (Continued)

                                                                   June 27, 2009      June 28, 2008
                                                                   -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Payment of long term debt                                               (800)              (148)
   Proceeds from line of credit                                              24                600
   Purchase of treasury stock                                               (87)               (40)
   Purchase of minority limited partnership interest                         --               (120)
   Distributions to limited partnership
      minority partners                                                    (879)              (759)
   Proceeds from limited partnership interests                               --              2,025*
                                                                     ----------         ----------

 Net cash and cash equivalents provided by (used in)
   financing activities:                                                 (1,742)             1,558
                                                                     ----------         ----------

 Net Increase in Cash and Cash Equivalents                                1,701              1,241

      Beginning of Period                                                 3,244              2,223
                                                                     ----------         ----------

      End of Period                                                  $    4,945         $    3,464
                                                                     ==========         ==========

Supplemental Disclosure for Cash Flow Information:
    Cash paid during period for:
      Interest                                                       $      332         $      358
                                                                     ==========         ==========
      Income taxes                                                   $      435         $    1,061
                                                                     ==========         ==========

Supplemental Disclosure of Non-Cash Investing and
Financing Activities:
      Financing of insurance contracts                               $    1,094                 --
                                                                     ==========         ==========
      Purchase deposits transferred to property and equipment        $      292                 --
                                                                     ==========         ==========
      Purchase of vehicle in exchange for debt                       $       --         $       26
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

 See accompanying notes to unaudited condensed consolidated financial statements

                  FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 27, 2009

(1) BASIS OF PRESENTATION:

The accompanying financial information for the periods ended June 27, 2009 and June 28, 2008 are unaudited. Financial information as of September 27, 2008 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 27, 2008. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2) EARNINGS PER SHARE:

Statements of Financial Accounting Standards ("SFAS") No. 128, Earnings per share establishes standards for computing and presenting earnings per share ("EPS"). This statement requires the presentation of basic and diluted EPS. The data on Page 3 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potentially dilutive common stock equivalents. As of June 27, 2009, no stock options were outstanding.

(3) RECLASSIFICATION:

Certain amounts in the fiscal year 2008 financial statements have been reclassified to conform to the fiscal year 2009 presentation.

(4) RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP" (SFAS No. 168), which replaces SFAS No. 162, "The Hierarchy of GAAP". SFAS No. 168 establishes the Codification as the single official source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. SFAS No. 168 is effective for interim and annual periods ended after September 15, 2009 and we expect to adopt the use of the Codification for our fiscal year ended October 3, 2009. As SFAS No. 168 is not intended to change or alter existing GAAP, it will not impact our financial condition, results of operations and cash flows, but it will impact our financial statement disclosures, as all future references to authoritative literature will be references in accordance with the Codification.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46" ("SFAS 167") which amends the guidance in FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities", for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. In addition, SFAS No. 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise's involvement in a variable interest entity. SFAS No. 167 is effective for interim and annual periods beginning after November 15, 2009 and will be adopted by us in the second quarter of our fiscal year 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 167 on consolidated results of operations and financial condition.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("FAS 165"), which introduces the concept of financial statements being available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date as either the date the financial statements were issued or were available to be issued. We adopted this standard in our fiscal quarter ended June 27, 2009. The implementation of this standard did not have a significant impact on our financial condition, results of operations or cash flows. We evaluated all events and transactions that occurred after June 27, 2009 up through August 11, 2009, the date we issued these financial statements. During this period, we did not have any material recognizable subsequent events. See Note 10.

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

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements.

(5) DEBT:

Line of Credit

Under a secured line of credit with a third party financial institution we are able to borrow up to $2,500,000. The outstanding balance on our line of credit bears interest at BBA LIBOR 1 month rate, plus 2.25%, (2.567% as of June 27, 2009), with monthly payments of interest only and the unpaid principal balance and any accrued interest due in full on October 7, 2009. We granted our lender a security interest in substantially all of our assets and a second mortgage on our corporate offices as collateral to secure our repayment obligations under our credit line. During the third quarter of fiscal year 2009, we made no draws on our line of credit and paid monthly installments of interest, with no principal payments. As of June 27, 2009, the amount outstanding under the line of credit was $1,586,000, with a remaining availability of $914,000.

Financed Insurance Premiums

(i) For the policy year beginning December 30, 2008, our property insurance is a two (2) year policy with our insurance carrier. The two (2) year property insurance premium is in the amount of $631,000 and is financed in full through an unrelated third party lender. The finance agreement earns interest at the rate of 5.15% per annum and is amortized over 20 months, with monthly payments of principal and interest, each in the amount of $30,000. The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(ii) For the policy year beginning December 30, 2008, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers, including automobile and excess liability coverage. The one
(1) year general liability insurance premiums, including automobile and excess liability coverage, is in the aggregate amount of $249,000 and is financed in full through the same unrelated third party lender. The finance agreement earns interest at the rate of 4.15% per annum and is amortized over 10 months, with monthly payments of principal and interest, each in the amount of $23,000. The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(iii) For the policy year beginning December 30, 2008, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers, including excess liability coverage. The one (1) year general liability insurance premiums, including excess liability coverage, is in the aggregate amount of $214,000 and is financed in full through the same unrelated third party lender. The finance agreement earns interest at the rate of 4.05% per annum and is amortized over 10 months, with monthly payments of principal and interest, each in the amount of $19,000. The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

As of June 27, 2009, the aggregate principal balance from the financing of our property and general liability insurance policies is $661,000.

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

The Company's effective tax rate, (after consideration of minority interest in earnings of consolidated limited partnerships), was 25.1% and 29.1% for the thirteen weeks ended June 27, 2009 and June 28, 2008, respectively, and 20.3% and 32.9% for the thirty nine weeks ended June 27, 2009 and June 28, 2008, respectively. The Company's effective tax rate differs from the statutory rate primarily due to various non-deductible expense items, state income taxes and credits against income taxes. In addition, for the thirteen and thirty nine weeks ended June 27, 2009, the effective tax rate also differs from the statutory rate due to an adjustment of the joint venture deferred tax asset.

(7) STOCK OPTION PLANS:

We have one stock option plan under which qualified stock options may be granted to our officers and other employees. Under this plan, the exercise price for the qualified stock options must be no less than 100% of the fair market value of the Company's Common Stock on the date the options are granted. In general, options granted under our stock option plan expire after a five (5) year period and generally vest no later than one (1) year from the date of grant. As of June 27, 2009, no options to acquire shares were outstanding. Under this plan, options to acquire an aggregate of 45,000 shares are available for grant.

No stock options were granted during the thirty nine weeks ended June 27, 2009, nor were stock options granted during the thirty nine weeks ended June 28, 2008.

No stock options were exercised during the thirty nine weeks ended June 27, 2009, nor were stock options exercised during the thirty nine weeks ended June 28, 2008.

Stock option activity during the thirty nine weeks ended June 27, 2009 was as follows:

                                                                Weighted Average
                                             Total Options       Exercise Price
                                             -------------       --------------
    Outstanding at September 27, 2008            49,350              $6.31

             Granted                                 --                 --
             Exercised                               --                 --
             Expired                            (49,350)              6.31
                                                -------               ----

    Outstanding at June 27, 2009                     --                 --

    Options exercisable at June 27, 2009             --                 --

(8) ACQUISITIONS:

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, during the third quarter ended June 27, 2009, we purchased 325 shares of our common stock for an aggregate purchase price of $2,000 from an employee. During the thirty nine weeks ended June 27, 2009, we purchased 21,400 shares of our common stock for an aggregate purchase price of $87,000. Of the shares purchased, we purchased 20,225 shares of our common stock on the open market for an aggregate purchase price of $81,000, 325 shares of our common stock from an employee for a purchase price of $2,000 and 850 shares of our common stock from the Joseph G. Flanigan Charitable Trust for a purchase price of $4,000.

(9) COMMITMENTS AND CONTINGENCIES:

Guarantees

We guarantee various leases for franchisees, limited partnerships that own restaurants and locations sold in prior years. Remaining rental commitments required under these leases are approximately $1,974,000. In the event of a default under any of these agreements, we will have the right to repossess the premises and operate the business to recover amounts paid under the guarantee either by liquidating assets or operating the business.

During the third  quarter of our fiscal year 2009,  we guaranteed a loan from an unrelated  third  party to a  related  franchisee,  in the  principal  amount of
$200,000, bearing interest at the rate of 10% per annum and being fully amortized over five (5) years, with equal monthly payments of principal and interest, each in the amount of $4,250. The franchisee granted the lender a security interest in substantially all of its assets as collateral to secure the repayment of the loan. The proceeds from the loan are being used to re-finance existing loans owed by the franchisee, (approximately $75,000), reimburse us for funds advanced to the franchisee to renovate the business premises, (approximately $90,000) and provide additional working capital for the franchisee.

Litigation

We own the building where our corporate offices are located. On April 16, 2001, we filed suit against the owner of the adjacent shopping center to determine our right to non-exclusive parking in the shopping center. During fiscal year 2007, the appellate court affirmed and upon re-hearing, again affirmed the granting of a summary judgment in favor of the shopping center. The seller from whom we purchased the building was named as a defendant in the lawsuit and is currently asserting a claim against us for reimbursement of its attorneys' fees and costs resulting from the litigation. We disputed the seller's entitlement to reimbursement of its attorney's fees and costs, but during the first quarter of our fiscal year 2009, the appellate court affirmed the ruling against us by the trial court. We are disputing the amount of the seller's claim as excessive. A hearing on the seller's claim for reimbursement of its attorney's fees and costs was held during the third quarter of our fiscal year 2009, but the court has not yet issued its order. During the second quarter of our fiscal year 2009, the seller filed suit against the Company for malicious prosecution. We deny the allegations and will vigorously defend the case.

During fiscal year 2007, we and the limited partnership which owns the restaurant in Pinecrest, Florida filed suit against the limited partnership's landlord. We are the sole general partner and a 40% limited partner in this limited partnership. We are seeking to recover the cost of structural repairs to the business premises we paid, as we believe these structural repairs were the landlord's responsibility under the lease. The lawsuit, in addition to attempting to recover the amounts expended by us for structural repairs is also attempting to recover the rent paid by the limited partnership while the repairs were occurring. The claim also includes a request by the limited partnership for the court to determine if the limited partnership has the exclusive right to the use of the pylon sign in front of the business premises. The landlord filed its answer to the complaint denying liability for structural repairs to the business premises, denying any obligation to reimburse the limited partnership for any rent paid while structural repairs occurred and denying the limited partnership's right to use the pylon sign. The lawsuit is in the discovery stage, but is scheduled for trial during the fourth quarter of our fiscal year 2009.

(10) SUBSEQUENT EVENTS:

Subsequent events have been evaluated through August 11, 2009, the date these financial statements were issued. No events required disclosure.

(11) BUSINESS SEGMENTS:

We operate principally in two reportable segments - package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks and thirty nine weeks ended June 27, 2009 and June 28, 2008, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash, note receivable and real property, leasehold improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

                                                                  Thirteen Weeks    Thirteen Weeks
                                                                      Ending            Ending
                                                                  June 27, 2009     June 28, 2008
                                                                  -------------     -------------
Operating Revenues:
   Restaurants                                                       $  13,189         $  12,528
   Package stores                                                        2,925             2,842
   Other revenues                                                          377               395
                                                                     ---------         ---------
      Total operating revenues                                       $  16,491         $  15,765
                                                                     =========         =========

Operating Income Reconciled to Income Before Income Taxes and
Minority Interests in Earnings of Consolidated Limited
Partnerships
    Restaurants                                                      $     958         $   1,076
    Package stores                                                          82                77
                                                                     ---------         ---------
                                                                         1,040             1,153
    Corporate expenses, net of other
       Revenues                                                           (390)             (502)
                                                                     ---------         ---------
    Operating income                                                       650               651
    Other income (expense)                                                 (90)              (83)
                                                                     ---------         ---------
Income Before  Income Taxes and Minority  Interests in
Earnings of Consolidated Limited Partnerships                        $     560         $     568
                                                                     =========         =========

Depreciation and Amortization:
   Restaurants                                                       $     465         $     427
   Package stores                                                           56                57
                                                                     ---------         ---------
                                                                           521               484
   Corporate                                                                82                67
                                                                     ---------         ---------
Total Depreciation and Amortization                                  $     603         $     551
                                                                     =========         =========

Capital Expenditures:
   Restaurants                                                       $     313         $     878
   Package stores                                                           75                19
                                                                     ---------         ---------
                                                                           388               897
   Corporate                                                                56               115
                                                                     ---------         ---------
Total Capital Expenditures                                           $     444         $   1,012
                                                                     =========         =========

                                                                Thirty Nine Weeks  Thirty Nine Weeks
                                                                      Ending             Ending
                                                                  June 27, 2009      June 28, 2008
                                                                  -------------      -------------
Operating Revenues:
   Restaurants                                                       $ 39,628           $ 37,831
   Package stores                                                       9,788              9,673
   Other revenues                                                       1,085              1,148
                                                                     --------           --------
      Total operating revenues                                       $ 50,501           $ 48,652
                                                                     ========           ========

Operating Income Reconciled to Income Before Income
Taxes and Minority Interests in Earnings of Consolidated
Limited Partnerships
    Restaurants                                                      $  2,890           $  3,058
    Package stores                                                        446                418
                                                                     --------           --------
                                                                        3,336              3,476
     Corporate expenses, net of other
       Revenues                                                        (1,183)            (1,675)
                                                                     --------           --------
    Operating income                                                    2,153              1,801
    Other income (expense)                                               (132)              (287)
                                                                     --------           --------
Income Before  Income Taxes and Minority  Interests in
Earnings of Consolidated Limited Partnerships                        $  2,021           $  1,514
                                                                     ========           ========

Depreciation and Amortization:
   Restaurants                                                       $  1,421           $  1,288
   Package stores                                                         194                189
                                                                     --------           --------
                                                                        1,615              1,477
   Corporate                                                              252                215
                                                                     --------           --------
Total Depreciation and Amortization                                  $  1,867           $  1,692
                                                                     ========           ========

Capital Expenditures:
   Restaurants                                                       $  1,007           $  2,536
   Package stores                                                         247                155
                                                                     --------           --------
                                                                        1,254              2,691
   Corporate                                                              284                278
                                                                     --------           --------
Total Capital Expenditures                                           $  1,538           $  2,969
                                                                     ========           ========

                                                                     June 27,         September 27,
                                                                       2009               2008
                                                                       ----               ----
Identifiable Assets:
   Restaurants                                                       $ 19,961           $ 19,866
   Package store                                                        3,639              3,709
                                                                     --------           --------
                                                                       23,600             23,575
   Corporate                                                           10,603              9,229
                                                                     --------           --------
Consolidated Totals                                                  $ 34,203           $ 32,804
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

OVERVIEW

At June 27, 2009, we (i) operated 23 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional six units, consisting of two restaurants, (one of which we operate) and four combination restaurant/package stores. The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit;
(ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of June 27, 2009 and as compared to June 28, 2008 and September 27, 2008. With the exception of "The Whale's Rib", a restaurant we operate but do not own, all of the restaurants operate under our service mark "Flanigan's Seafood Bar and Grill" and all of the package liquor stores operate under our service mark "Big Daddy's Liquors".

Types of Units                                          June 27, 2009   September 27, 2008   June 28, 2008
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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method. In general, until the investors' cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (1/2) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (1/2) of cash available to the limited partnership, with the other one half (1/2) of available cash distributed to the investors (including us and our affiliates). As of June 27, 2009, limited partnerships owning three (3) restaurants have returned all cash invested and we receive an annual management fee equal to one-half (1/2) of the cash available for distribution by the limited partnership. In addition to its receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark "Flanigan's Seafood Bar and Grill".

RESULTS OF OPERATIONS

                               -----------------------Thirteen Weeks Ended-------------------
                                          June 27, 2009                    June 28, 2008
                                          -------------                    -------------
                                    Amount                           Amount
                                    ------                           ------
                               (In thousands)       Percent      (In thousands)       Percent
                               --------------       -------      --------------       -------
Restaurant food sales             $  10,653            66.11        $  10,182            66.25
Restaurant bar sales                  2,536            15.74            2,346            15.26
Package store sales                   2,925            18.15            2,842            18.49
                                  ---------        ---------        ---------        ---------

     Total Sales                  $  16,114           100.00        $  15,370           100.00

Franchise related revenues              298                               273
Owner's fee                              40                                68
Other operating income                   39                                54
                                  ---------                         ---------

     Total Revenue                $  16,491                         $  15,765
                                  =========                         =========

                               ---------------------Thirty-Nine Weeks Ended------------------
                                          June 27, 2009                    June 28, 2008
                                          -------------                    -------------
                                    Amount                           Amount
                                    ------                           ------
                               (In thousands)       Percent      (In thousands)       Percent
                               --------------       -------      --------------       -------

Restaurant food sales             $  32,020            64.80        $  30,714            64.66
Restaurant bar sales                  7,608            15.40            7,117            14.98
Package store sales                   9,788            19.80            9,673            20.36
                                  ---------        ---------        ---------        ---------

     Total Sales                  $  49,416           100.00        $  47,504           100.00

Franchise related revenues              842                               815
Owner's fee                             129                               183
Other operating income                  114                               150
                                  ---------                         ---------

     Total Revenue                $  50,501                         $  48,652
                                  =========                         =========

Comparison of Thirteen Weeks Ended June 27, 2009 and June 28, 2008.

Revenues. Total revenue for the thirteen weeks ended June 27, 2009 increased $726,000 or 4.61% to $16,491,000 from $15,765,000 for the thirteen weeks ended
June 28, 2008. This increase resulted from sales from the Davie, Florida limited partnership restaurant ($952,000), which opened for business on July 28, 2008, and the increase in same store package liquor sales ($83,000), offset by declines in same store restaurant food and bar sales ($291,000). Without giving effect to the revenue generated from the Davie, Florida restaurant ($952,000), total revenue for the thirteen weeks ended June 27, 2009 would have decreased $226,000 or 1.43% to $15,539,000 from $15,765,000 for the thirteen weeks ended
June 28, 2008.

      Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants totaled $10,653,000 for the thirteen weeks ended June 27, 2009 as compared to $10,182,000 for the thirteen weeks ended June 28, 2008. The increase in restaurant food sales resulted from sales from the Davie, Florida restaurant, which generated $780,000 of revenue from the sale of food during the thirteen weeks ended June 27, 2009. Without giving effect to the revenue generated from the Davie, Florida restaurant ($780,000) from the sale of food for the thirteen weeks ended June 27, 2009, restaurant revenue generated from the sale of food during the thirteen weeks ended June 27, 2009, would have decreased $309,000 or 3.03% to $9,873,000 from $10,182,000 for the thirteen weeks ended June 28, 2008. Comparable weekly restaurant food sales (for restaurants open for all of the third quarter of our fiscal year 2009 and the third quarter of our fiscal year 2008, which consists of seven restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $759,000 and $783,000 for the thirteen weeks ended June 27, 2009 and June 28, 2008, respectively, a decrease of 3.07%. We attribute this decline primarily to the current domestic and global economic downturn. Comparable weekly restaurant food sales for Company owned restaurants only was $310,000 and $330,000 for the third quarter of our fiscal year 2009 and the third quarter of our fiscal year 2008, respectively, a decrease of 6.06%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $449,000 and $453,000 for the third quarter of our fiscal year 2009 and the third quarter of our fiscal year 2008, respectively, a decrease of 0.88%. We anticipate that restaurant food sales will decrease throughout the balance of our fiscal year 2009 due to a decline in same store restaurant food sales, offset by the operation of the Davie, Florida restaurant for the entire fourth quarter of our fiscal year 2009.

      Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $2,536,000 for the thirteen weeks ended June 27, 2009 as compared to $2,346,000 for the thirteen weeks ended June 28, 2008. The increase in restaurant bar sales is due to sales from the Davie, Florida restaurant, which generated $171,000 of revenue from bar sales during the thirteen weeks ended June 27, 2009. Without giving effect to the revenue from bar sales generated from the Davie, Florida restaurant
($171,000) for the thirteen weeks ended June 27, 2009, restaurant revenue generated from bar sales during the thirteen weeks ended June 27, 2009, would have increased $19,000 or 0.81% to $2,365,000 from $2,346,000 for the thirteen weeks ended June 28, 2008. Comparable weekly restaurant bar sales (for restaurants open for all of the third quarter of our fiscal year 2009 and the third quarter of our fiscal year 2008, which consists of seven restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $182,000 for the thirteen weeks ended June 27, 2009 and $180,000 for the thirteen weeks ended June 28, 2008, an increase of 1.11%. Comparable weekly restaurant bar sales for Company owned restaurants only was $75,000 and $74,000 for the third quarter of our fiscal year 2009 and the third quarter of our fiscal year 2008, respectively, an increase of 1.35%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $107,000 and $106,000 for the third quarter of our fiscal year 2009 and the third quarter of our fiscal year 2008, respectively, an increase of 0.94%. We anticipate that restaurant bar sales will continue to increase throughout the balance of our fiscal year 2009 due to, primarily, the operation of the Davie, Florida restaurant for the entire fourth quarter of our fiscal year 2009.

      Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $2,925,000 for the thirteen weeks ended June 27, 2009 as compared to $2,842,000 for the thirteen weeks ended June 28, 2008, an increase of $83,000 or 2.92%. The weekly average of same store package liquor store sales, which includes all nine (9) Company owned package liquor stores, was $225,000 for the thirteen weeks ended June 27, 2009 as compared to $219,000 for the thirteen weeks ended June 28, 2008, respectively. The increase was primarily due to increased advertising and promotions during the thirteen weeks ended June 27, 2009. Package liquor store sales are expected to remain constant throughout the balance of our fiscal year 2009.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended June 27, 2009 increased $727,000 or 4.81% to $15,841,000 from $15,114,000 for the thirteen weeks ended June 28, 2008. The increase was primarily due to expenses related to the operation of the Davie, Florida restaurant and to a lesser extent a general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase throughout the balance of our fiscal year 2009 due to, primarily, the operation of the Davie, Florida restaurant and an expected general increase in food costs. Operating costs and expenses increased as a percentage of total sales to approximately 96.06% in the third quarter of our fiscal year 2009 from 95.87% in the third quarter of our fiscal year 2008.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

      Restaurant Food and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended June 27, 2009 increased to $8,607,000 from $8,331,000 for the thirteen weeks ended June 28, 2008. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 65.26% for the thirteen weeks ended June 27, 2009 and 66.50% for the thirteen weeks ended June 28, 2008. This decrease in gross profit for restaurant and bar sales for the third quarter of our fiscal year 2009, (-1.24%), resulted primarily from our direct mailing advertising, which includes a $10.00 discount against a customer's check of $20.00 or more, and from higher food costs. We have not increased menu prices since the first quarter of our fiscal year 2008 to offset higher food costs.

      Package Store Sales. Gross profit for package store sales for the thirteen weeks ended June 27, 2009 increased to $957,000 from $848,000 for the thirteen weeks ended June 28, 2008. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package liquor store sales was 32.72% for the thirteen weeks ended June 27, 2009 and 29.84% for the thirteen weeks ended June 28, 2008. The increase in our gross profit margin, (2.88%), was primarily due to the purchase of "close out" and inventory reduction merchandise from wholesalers during the thirteen weeks ended June 27, 2009. We anticipate the gross profit margin for package store sales to remain constant throughout the balance of our fiscal year 2009 as we expect to continue purchasing "close out" and inventory reduction merchandise from wholesalers.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended June 27, 2009 increased $240,000 or 5.17% to $4,885,000 from $4,645,000 for the thirteen weeks ended June 28, 2008. This increase is primarily attributable to the Davie, Florida restaurant and the annual increase in the Florida minimum wage, which was effective January 1, 2009, offset by a reduction of our store level management. We anticipate that our payroll costs and related expenses will continue to increase through our fiscal year 2009 due to, primarily, the operation of the Davie, Florida restaurant through the balance of our fiscal year 2009. Payroll and related costs as a percentage of total sales was 29.62% in the third quarter of our fiscal year 2009 and 29.46% of total sales in the third quarter of our fiscal year 2008. This increase as a percentage of sales was primarily due to the annual increase in the Florida minimum wage, which was effective January 1, 2009.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended June 27, 2009 decreased

$1,000 or 0.10% to $988,000 from $989,000 for the thirteen weeks ended June 28, 2008. We anticipate that our occupancy costs will remain stable throughout the balance of our fiscal year 2009 with no rental payments for additional restaurant locations being developed by the Company.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended June 27, 2009 increased $129,000 or 3.92% to $3,418,000 from $3,289,000 for the thirteen weeks ended
June 28, 2008. Selling, general and administrative expenses as a percentage of total sales was 20.73% in the third quarter of our fiscal year 2009, as compared to 20.86% in the third quarter of our fiscal year 2008. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2009 due to, primarily, the operation of our Davie, Florida restaurant, increased advertising expense and an overall increase in expenses.

Depreciation. Depreciation for the thirteen weeks ended June 27, 2009 and June 28, 2008 was $557,000 and $457,000 respectively. As a percentage of revenue, depreciation expense was 3.38% of revenue in the thirteen weeks ended June 27, 2009 and 2.90% of revenue in the thirteen weeks ended June 28, 2008.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended June 27, 2009 decreased $12,000 to $105,000 from $117,000 for the thirteen weeks ended June 28, 2008. The principal balance on our line of credit was approximately equal during the thirteen weeks ended June 27, 2009 and June 28, 2008, however the interest rate we paid during our fiscal year 2009 was lower.

Net Income. Net income for the thirteen weeks ended June 27, 2009 decreased $25,000 or 7.44% to $311,000 from $336,000 for the thirteen weeks ended June 28, 2008. As a percentage of sales, net income for the third quarter of our fiscal year 2009 is 1.89%, as compared to 2.13% in the third quarter of our fiscal year 2008. The decrease in net income as a percentage of sales (-0.24%) is primarily due to lower gross profit in our restaurant division, offset by an adjustment of $18,000 to our deferred tax assets, higher gross profit in our package liquor store division and improved control over expenses. Without giving effect to this adjustment of $18,000 to our deferred tax asset, we would have generated net income of $293,000 for the thirteen weeks ended June 27, 2009, which as a percentage of sales is 1.78%. Without giving effect to the adjustment to our deferred tax asset for the thirteen weeks ended June 27, 2009, the decrease in net income for the thirteen weeks ended June 27, 2009, as a percentage of sales (-0.35%) is primarily due to lower gross profit in our restaurant division, offset by higher gross profit in our package liquor store division and improved control over expenses. During the third quarter of fiscal year 2008, we had pre-opening, non-recurring expenses associated with the Davie, Florida restaurant, ($62,000), which adversely affected net income.

Comparison of Thirty-Nine Weeks Ended June 27, 2009 and June 28, 2008.

Revenues. Total revenue for the thirty nine weeks ended June 27, 2009 increased $1,849,000 or 3.80% to $50,501,000 from $48,652,000 for the thirty nine weeks ended June 28, 2008. This increase resulted from sales from the Davie, Florida limited partnership restaurant ($2,949,000), which opened for business on July 28, 2008 and increases in same store package liquor stores ($115,000), offset by declines in same store restaurant food and bar sales ($22,000). Without giving effect to the revenue generated from the Davie, Florida restaurant ($2,949,000), total revenue for the thirty nine weeks ended June 27, 2009 would have decreased $1,100,000 or 2.26% to $47,552,000 from $48,652,000 for the thirty nine weeks ended June 28, 2008.

      Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants totaled $32,020,000 for the thirty nine weeks ended June 27, 2009 as compared to $30,714,000 for the thirty nine weeks ended June 28, 2008, an increase of $1,306,000 or 4.25%. The increase in restaurant food sales resulted from sales from the Davie, Florida restaurant, which generated $2,430,000 of revenue from the sale of food during the thirty nine weeks ended June 27, 2009. Without giving effect to the revenue generated from the Davie, Florida restaurant ($2,430,000) from the sale of food for the thirty nine weeks ended June 27, 2009, restaurant revenue generated from the sale of food during the thirty nine weeks ended June 27, 2009, would have decreased $1,124,000 or 3.66% to $29,590,000 from $30,714,000 for the thirty nine weeks ended June 28, 2008. Comparable weekly restaurant food sales (for restaurants open for all of the thirty nine weeks ended June 27, 2009 and the thirty nine weeks ended June 28, 2008, which consists of seven restaurants owned by us and seven restaurants owned by affiliated limited partnerships) was $712,000 and $735,000 for the thirty nine weeks ended June 27, 2009 and June 28, 2008, respectively, a decrease of 3.13%. We attribute this decline primarily to the current domestic and global economic downturn. Comparable weekly restaurant food sales for Company owned restaurants only was $313,000 and $331,000 for the thirty nine weeks ended June 27, 2009 and June 28, 2008, respectively, a decrease of 5.44%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $399,000 and $404,000 for the thirty nine weeks ended June 27, 2009 and June 28, 2008, respectively, a decrease of 1.24%. We anticipate that restaurant food sales will decrease throughout the balance of our fiscal year 2009 due to a decline in same store restaurant food sales, offset by the operation of the Davie, Florida restaurant for the entire fourth quarter of our fiscal year 2009.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $7,608,000 for the thirty nine weeks ended June 27, 2009 as compared to $7,117,000 for the thirty nine weeks ended June 28, 2008, an increase of $491,000 or 6.90%. The increase in restaurant bar sales is due to sales from the Davie, Florida restaurant, which generated $516,000 of revenue from bar sales during the thirty nine weeks ended June 27, 2009. Without giving effect to the revenue from bar sales generated from the Davie, Florida restaurant ($516,000) for the thirty nine weeks ended June 27, 2009, restaurant revenue generated from bar sales during the thirty nine weeks ended June 27, 2009, would have decreased $25,000 or 0.35% to $7,092,000 from $7,117,000 for the thirty nine weeks ended June 28, 2008. Comparable weekly restaurant bar sales (for restaurants open for all of the thirty nine weeks ended June 27, 2009 and the thirty nine weeks ended June 28, 2008, which consists of seven restaurants owned by us and seven restaurants owned by affiliated limited partnerships) was $173,000 and $172,000 for the thirty nine weeks ended June 27, 2009 and June 28, 2008, respectively, an increase of 0.58%. Comparable weekly restaurant bar sales for Company owned restaurants only was $75,000 and $74,000 for the thirty-nine weeks ended June 27, 2009 and the thirty-nine weeks ended June 28, 2008, respectively, an increase of 1.35%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was unchanged at $98,000 for the thirty-nine weeks ended June 27, 2009 and the thirty-nine weeks ended June 28, 2008. We anticipate that restaurant bar sales will continue to increase throughout the balance of our fiscal year 2009 due to, primarily, the operation of the Davie, Florida restaurant for the entire fourth quarter of our fiscal year 2009.

      Package Store Sales. Revenue generated from sales of liquor and related items at package stores totaled $9,788,000 for the thirty nine weeks ended June 27, 2009 as compared to $9,673,000 for the thirty nine weeks ended June 28, 2008, an increase of 1.19%. The weekly average of same store package store sales was $251,000 and $248,000 for the thirty nine weeks ended June 27, 2009 and June 28, 2008, respectively. The increase was primarily due to increased advertising and promotions. Package store sales are expected to remain constant through the balance of our fiscal year 2009.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirty nine weeks ended June 27, 2009 increased $1,497,000 or 3.20% to $48,348,000 from $46,851,000 for the thirty nine weeks ended June 28, 2008. The increase was primarily due to expenses related to the operation of the Davie, Florida restaurant and to a lesser extent a general increase in food costs. We anticipate that our operating costs and expenses will continue to increase throughout the balance of our fiscal year 2009 due to, primarily, the operation of the Davie, Florida restaurant and an expected general increase in food costs. Operating costs and expenses decreased as a percentage of total sales to 95.74% for the thirty nine weeks ended June 27, 2009 from 96.30% for the thirty nine weeks ended June 28, 2008.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

      Restaurant Food and Bar Sales. Gross profit for food and bar sales for the thirty nine weeks ended June 27, 2009 increased to $26,158,000 from $25,161,000 for the thirty nine weeks ended June 28, 2008. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 66.01% for the thirty nine weeks ended June 27, 2009 and 66.51% for the thirty nine weeks ended June 28, 2008. This decrease in gross profit for restaurant and bar sales for the thirty nine weeks ended June 27, 2009, (-0.50%), resulted primarily from our direct mailing advertising, which includes a $10.00 discount against a customer's check of $20.00 or more, and from higher food costs. We have not increased menu prices since the first quarter of our fiscal year 2008 to offset higher food costs.

      Package Store Sales. Gross profit for package store sales for the thirty nine weeks ended June 27, 2009 increased to $3,048,000 from $2,818,000 for the thirty nine weeks ended June 28, 2008. Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), was 31.14% for the thirty nine weeks ended June 27, 2009 compared to 29.13% for the thirty nine weeks ended June 28, 2008. The increase in our gross profit margin, (2.01%), was primarily due to our purchase of "close out" and inventory reduction merchandise from wholesalers during the thirty nine weeks ended June 27, 2009. We anticipate the gross profit margin for package store sales to remain constant throughout the balance of our fiscal year 2009 as we expect to continue purchasing "close out" and inventory reduction merchandise from wholesalers.

Payroll and Related Costs. Payroll and related costs for the thirty nine weeks ended June 27, 2009 increased $337,000 or 2.35% to $14,700,000 from $14,363,000 for the thirty nine weeks ended June 28, 2008. This increase is primarily attributable to the Davie, Florida restaurant and the annual increase in the Florida minimum wage, which was effective January 1, 2009, offset by a reduction of our store level management. Payroll and related costs as a percentage of total sales was 29.11% for the thirty nine weeks ended June 27, 2009 and 29.52% of total sales for the thirty nine weeks ended June 28, 2008. We anticipate that our payroll costs and related expenses will continue to increase through our fiscal year 2009 due to, primarily, the operation of the Davie, Florida restaurant through the balance of our fiscal year 2009 and the annual increase in the Florida minimum wage, which was effective January 1, 2009, partially offset by a reduction of our store level management.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirty nine weeks ended June 27, 2009 decreased $7,000 or 0.24% to $2,962,000 from $2,969,000 for the thirty nine weeks ended June 28, 2008. We anticipate that our occupancy costs will continue to be stable throughout the balance of our fiscal year 2009 with no rental payments for additional restaurant locations being developed by the Company.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirty nine weeks ended June 27, 2009 increased $482,000 or 4.82% to $10,476,000 from $9,994,000 for the thirty nine weeks ended June 28, 2008. This increase is due primarily to the operation of the Davie, Florida restaurant and an overall increase in expenses.

Selling, general and administrative expenses increased as a percentage of total sales for the thirty nine weeks ended June 27, 2009 to 20.74% as compared to 20.54% for the thirty nine weeks ended June 28, 2008. We anticipate that our selling, general and administrative expenses will continue to increase throughout the balance of our fiscal year 2009 due to, primarily, the operation of our Davie, Florida restaurant and an overall increase in expenses.

Depreciation. Depreciation for the thirty-nine weeks ended June 27, 2009 and June 28, 2008 was $1,708,000 and $1,518,000 respectively. As a percentage of revenue, depreciation expense was 3.38% of revenue in the thirty-nine weeks ended June 27, 2009 and 3.12% of revenue in the thirty-nine weeks ended June 28, 2008.

Interest Expense, Net. Interest expense, net, for the thirty-nine weeks ended June 27, 2009 decreased $26,000 to $332,000 from $358,000 for the thirty-nine weeks ended June 28, 2008. The principal balance on our line of credit was approximately equal during the thirty nine weeks ended June 27, 2009 and June 28, 2008; however the interest rate we paid during our fiscal year 2009 was lower.

Net Income. Net income for the thirty nine weeks ended June 27, 2009 increased $176,000 or 17.76% to $1,167,000 from $991,000 for the thirty nine weeks ended June 28, 2008. As a percentage of sales, net income for the thirty nine weeks ended June 27, 2009 is 2.31%, as compared to 2.04% for the thirty nine weeks ended June 28, 2008. During the thirty nine weeks ended June 27, 2009, we recognized interest income of $124,000 paid on claims we filed in the liquidation proceedings of Ambassador Insurance Company in 1983 and other income of $26,000 paid as the balance of our claims (10%) filed in the liquidation proceedings of Ambassador Insurance Company. We also adjusted our tax deferred asset by $140,000. Without giving effect to this interest income of $124,000, other income of $26,000 and the adjustment to our deferred tax asset of $140,000, we would have generated net income of $877,000 for the thirty nine weeks ended June 27, 2009, which as a percentage of sales is 1.74%. Without giving effect to the interest income and other income and the adjustment to our deferred tax asset for the thirty nine weeks ended June 27, 2009, the decrease in net income for the thirty nine weeks ended June 27, 2009, as a percentage of sales (-0.30%) is primarily due to a decline in same store restaurant sales and a general increase in overall expenses. The net income for the thirty nine weeks ended June 28, 2008 was adversely affected by our share of the non-recurring pre-opening and opening expenses associated with the limited partnership owned restaurant in Pembroke Pines, Florida, ($40,000), and our share of the non-recurring pre-opening expenses associated with the limited partnership owned restaurant in Davie, Florida, ($74,000), higher food costs and overall expenses, including electric, gas and real property taxes.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During the thirty nine weeks ended June 27, 2009, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs. During the thirty nine weeks ended June 28, 2008, we recognized non-cash pre-opening rent in the approximate amount of $6,000 and recognized cash pre-opening rent in the approximate amount of $12,000 for the Pembroke Pines, Florida restaurant. During the thirty nine weeks ended June 28, 2008, we also paid and expensed pre-opening rent in the approximate amount of $100,000 for the Davie, Florida restaurant, which is the full rent provided in the 15 year lease. We are recognizing rent expense on a straight line basis over the term of the lease.

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

Trends

During the next twelve months, we expect aggregate restaurant sales to decrease as compared to prior periods and same store restaurant food and bar sales to decline due primarily to the current domestic and global economic downturn. We expect higher food costs and higher overall expenses, which will adversely affect our net income. During the first quarter of our fiscal year 2008, we raised menu prices to offset higher food costs and overall expenses. We plan to limit menu price increases as long as possible while maintaining our high quality of food and service and without reducing our food portions. We have increased our advertising to attract customers, but plan to emphasize our direct mailings and limit and/or even eliminate our monthly full page newspaper ads and our radio advertising. Notwithstanding our increased promotional activity, we believe we will experience reduced revenues, reduced gross profit and increased costs in some or all of our locations and as a result our net income will be adversely affected. To mitigate this, we may raise menu prices whenever necessary and wherever competitively possible.

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

Liquidity and Capital Resources

We fund our operations through cash from operations and borrowings under our line of credit. As of June 27, 2009, we had cash of approximately $4,945,000, an increase of $1,701,000 from our cash balance of $3,244,000 as of September 27, 2008. The increase in cash as of June 27, 2009 was primarily from our operations due to minimal demand upon our cash flow for extraordinary items. Management believes that the Company's current cash availability from its line of credit and expected cash from operations will be sufficient to fund operations and capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the thirty-nine weeks of fiscal years 2009 and 2008.

                                              -----Thirty-Nine Weeks Ended----
                                              June 27, 2009      June 28, 2008
                                                        (in Thousands)

Net cash provided by operating activities        $   4,680         $   2,506
Net cash used in investing activities               (1,237)           (2,823)
Net cash provided by (used in)
  financing activities                              (1,742)            1,558
                                                 ---------         ---------

Net Increase in Cash and Cash Equivalents            1,701             1,241

Cash and Cash Equivalents, Beginning                 3,244             2,223
                                                 ---------         ---------

Cash and Cash Equivalents, Ending                $   4,945         $   3,464
                                                 =========         =========

We have determined that we must retain any earnings for the development and operation of our business and accordingly, we do not intend to pay any cash dividends in the foreseeable future.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and secondarily to fund capitalized property improvement for our existing restaurants. We acquired property and equipment of $1,538,000, (including $292,000 of deposits recorded in other assets as of September 27, 2008), during the thirty nine weeks ended June 27, 2009, including $690,000 for renovations to two (2) existing Company owned restaurants, as compared to $2,942,000, (of which $26,000 was financed), during the thirty nine weeks ended June 28, 2008, which included $268,000 for renovations to one (1) existing Company owned restaurant. During the thirty nine weeks ended June 28, 2008, the limited partnership which owns the Davie, Florida restaurant completed its private offering, raising the sum of $3,875,000, of which $1,850,000 represents our investment. We did not advance any funds to this limited partnership in excess of our investment. The funds from the private offering were used to complete the renovations to the business premises for operation of a "Flanigan's Seafood Bar and Grill" restaurant and provided working capital.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2009 to be approximately $700,000, of which $690,000 has been spent through June 27, 2009.

Long Term Debt

As of June 27, 2009, we had long term debt of $7,063,000, which includes the balance on our line of credit, as compared to $6,558,000 as of June 28, 2008, and $6,745,000 as of September 27, 2008.

During the thirty nine weeks ended June 27, 2009, we changed our primary banking relationship to another unaffiliated financial institution, which includes a new line of credit of $2,500,000. The outstanding balance on our line of credit bears interest at BBA LIBOR 1 month rate, plus 2.25%, (2.567% as June 27, 2009), with monthly payments of interest only and the unpaid principal balance and all accrued interest due in full on October 7, 2009. We granted our lender a security interest in substantially all of our assets and a second mortgage on our corporate offices as collateral to secure our repayment obligations under our credit line. As of June 27, 2009, the amount outstanding under our secured line of credit was $1,586,000.

Financed Insurance Premiums

(i) For the policy year beginning December 30, 2008, our property insurance is a two (2) year policy with our insurance carrier. The two (2) year property insurance premium is in the amount of $631,000 and is financed in full through an unrelated third party lender. The finance agreement earns interest at the rate of 5.15% per annum and is amortized over 20 months, with monthly payments of principal and interest, each in the amount of $30,000. The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(ii) For the policy year beginning December 30, 2008, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers, including automobile and excess liability coverage. The one
(1) year general liability insurance premiums, including automobile and excess liability coverage, is in the aggregate amount of $249,000 and is financed in full through the same unrelated third party lender. The finance agreement earns interest at the rate of 4.15% per annum and is amortized over 10 months, with monthly payments of principal and interest, each in the amount of $23,000. The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(iii) For the policy year beginning December 30, 2008, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers, including excess liability coverage. The one (1) year general liability insurance premiums, including excess liability coverage, is in the aggregate amount of $214,000 and is financed in full through the same unrelated third party lender. The finance agreement earns interest at the rate of 4.05% per annum and is amortized over 10 months, with monthly payments of principal and interest, each in the amount of $19,000. The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

As of June 27, 2009, the aggregate principal balance from the financing of our property and general liability insurance policies is $661,000.

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended June 27, 2009, June 28, 2008 and our fiscal year ended September 27, 2008.

     Item                       June 27, 2009    June 28, 2008     Sept 27, 2008
     ----                       -------------    -------------     -------------
                                                (in Thousands)
     Current Assets                 $ 8,918         $ 7,002           $ 7,083
     Current Liabilities              7,001           4,080             4,735
                                    -------         -------           -------
     Working Capital                $ 1,917         $ 2,922           $ 2,348

Our working capital as of June 27, 2009 decreased by 34.39% from the working capital for the fiscal quarter ending June 28, 2008 and decreased by 18.36% from our working capital for our fiscal year ending September 27, 2008. Our working capital decreased during our fiscal quarter ending June 27, 2009 from our working capital for our fiscal year ending September 27, 2008 due to the re-classification of our line of credit, which matures on October 7, 2009, as a current liability. Our prior lender consistently extended the maturity date on our line of credit on a quarterly basis and accordingly, our obligations under our prior line of credit were not recorded as a current liability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of June 27, 2009 held no equity securities.

Interest Rate Risk

At June 27, 2009, of the Company's debt arrangements, only borrowings under our line of credit bear interest at BBA LIBOR 1 month rate, plus 2.25%. Increases in interest rates may have a material affect upon results of operations, depending upon the outstanding principal balance on our line of credit from time to time.

At June 27, 2009, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, during the thirteen weeks ended June 27, 2009, we purchased 325 shares of our common stock for an aggregate purchase price of $2,000 from an employee. During the thirteen weeks ended June 28, 2008, we purchased 2,700 shares of our common stock for an aggregate purchase price of $22,000. Of the shares purchased, we purchased 2,500 shares of our common stock from an employee for $20,000 and 200 shares of our common stock on the open market for an aggregate purchase price of $2,000.

                                 ISSUER PURCHASES OF EQUITY SECURITIES

                                                                              (c) Total Number of          (d) Maximum Number (or
                                                                               Shares (or Units)        Approximate Dollar Value) of
                                  (a) Total Number of      (b) Average        Purchased as Part of       Shares (or Units) that May
                                   Shares (or Units)     Price Paid per     Publicly Announced Plans     Yet Be Purchased Under the
     Period                            Purchased         Share (or Unit)          or Programs                Plans or Programs
March 29, 2009 - May 1, 2009                 --                   --                        --                      70,025

May 2, 2009 - May 30, 2009                   --                   --                        --                      70,025

May 31,  2009 - June 27, 2009               325                $5.76                     1,876                      69,700

Total as of June 27, 2009                   325                                          1,876                      69,700

ITEM 6. EXHIBITS

     The following exhibits are filed with this Report:

            Exhibit       Description
            -------       -----------

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

                                  FLANIGAN'S ENTERPRISES, INC.


Date: August 11, 2009             /s/ James G. Flanigan
                                  ----------------------------------------------
                                  JAMES G. FLANIGAN, Chief Executive Officer
                                  and President


                                  /s/ Jeffrey D. Kastner
                                  ----------------------------------------------
                                  JEFFREY D. KASTNER, Chief Financial Officer
                                  and Secretary
                                  (Principal Financial and Accounting Officer)