Form 10-K
period 2009-10-03
FLANIGANS ENTERPRISES INC
filed 2010-01-04
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended October 3, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number I-6836

Flanigan's Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Florida	59-0877638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5059 N.E. 18th Avenue, Fort Lauderdale, FL	33334
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code,	(954) 377-1961

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.10 Par Value	NYSE AMEX
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.  (Check one):

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $3,221,000 as of March 28, 2009, the last business day of the registrant’s most recently completed second fiscal quarter. The closing price per share on March 28, 2009 was $4.04.

There were 1,861,933 shares of the Registrant's Common Stock, $0.10 par value, outstanding as of January 4, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission by February 1, 2010.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	48

Item 13	Certain Relationships and Related Transactions, and Director Independence.	49

Item 14	Principal Accounting Fees and Services	49

PART IV

Item 15	Exhibits and Financial Statement Schedules.	49

SIGNATURES
CERTIFICATIONS

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

PART I

Item 1. Business

When used in this report, the words "anticipate", "believe", "estimate", “will”, “intend” and “expect” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general expansion of the Company's business. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved.  We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-K.

General

At October 3, 2009, we (i) operated 23 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional six units, consisting of two restaurants, (one of which we operate) and four combination restaurants/package liquor stores.  The table below provides information concerning the type (i.e. restaurant, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of October 3, 2009 and as compared to September 27, 2008.  With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

	FISCAL YEAR 2009	FISCAL YEAR 2008	NOTE NUMBER
TYPES OF UNITS
Company Owned:
Combination package liquor store and restaurant	4	4
Restaurant only	3	3	(1)
Package liquor store only	5	5

Company Managed Restaurants Only:
Limited partnerships	9	9	(2)
Franchise	1	1
Unrelated Third Party	1	1

Company Owned Club:	1	1
TOTAL - Company
Owned/Operated Units:	24	24

FRANCHISED - units	6	6	(1) (3)

Notes:

(1)  Subsequent to our 2009 fiscal year end, we purchased from a franchisee the operating restaurant assets of the franchised restaurant located in Boca Raton, Florida and accordingly, the restaurant converted from a franchised unit to a company owned restaurant.

(2)  Includes a restaurant located in Davie, Florida which is owned by a limited partnership in which we are the sole general partner and own 48% of the limited partnership interest and commenced operating on July 28, 2008.

(3)  We operate a restaurant for one (1) franchisee.  This unit is included in the table both as a franchised restaurant, as well as a restaurant operated by us.

History and Development of Our Business

We were incorporated in Florida in 1959 and commenced operating as a chain of small cocktail lounges and package liquor stores throughout South Florida. By 1970, we had established a chain of "Big Daddy's" lounges and package liquor stores between Vero Beach and Homestead, Florida. From 1970 to 1979, we expanded our package liquor store and lounge operations throughout Florida and opened clubs in five other "Sun Belt" states. In 1975, we discontinued most of our package store operations in Florida except in the South Florida areas of Miami-Dade, Broward, Palm Beach and Monroe Counties. In 1982 we expanded our club operations into the Philadelphia, Pennsylvania area as general partner of several limited partnerships we organized. In March 1985 we began franchising package liquor stores and lounges in the South Florida area. See Note 8 to the consolidated financial statements and the discussion of franchised units on page 8.

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

ENTITY	STATE OF ORGANIZATION	PERCENTAGE OWNED

Flanigan’s Management Services, Inc.	Florida	100

Flanigan’s Enterprises, Inc. of Georgia	Georgia	100

Flanigan’s Enterprises, Inc. of Pa.	Pennsylvania	100

CIC Investors #13, Limited Partnership	Florida	40

CIC Investors #50, Limited Partnership	Florida	17

CIC Investors #55, Limited Partnership	Florida	48

CIC Investors #60, Limited Partnership	Florida	45

CIC Investors #65, Limited Partnership	Florida	28

CIC Investors #70, Limited Partnership	Florida	41

CIC Investors #75, Limited Partnership	Florida	13

CIC Investors #80, Limited Partnership	Florida	27

CIC Investors #95, Limited Partnership	Florida	30

Josar Investments, LLC	Florida	100

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

Company Owned Package Liquor Stores.   We own and operate nine package liquor stores in the South Florida area under the name “Big Daddy’s Liquors”, four of which are jointly operated with restaurants we own.

Franchised Package Liquor Stores.  We franchise four package liquor stores in the South Florida area, all of which are operated under the name “Big Daddy’s Liquors” and are jointly operated with our franchisee’s restaurant operations.  Three of the four franchised package liquor stores are franchised to members of the family of our Chairman of the Board, officers and/or directors.  We have not entered into a franchise arrangement for either a package liquor store, restaurant or combination package liquor store/restaurant since 1986 and do not anticipate that we will do so in the foreseeable future.

Generally, a franchise agreement with our franchisees for the operation of a package liquor store runs for the balance of the term of the franchisee’s lease for the business premises, extended by the franchisee’s continued occupancy of the business premises thereafter, whether by lease or ownership.  In exchange for our providing management and related services to the franchisee and our granting the right to the franchisee to use our service mark, “Big Daddy’s Liquors”, franchisees of package liquor stores pay us weekly in arrears, (i) a royalty equal to approximately 1% of gross sales; plus (ii) an amount for advertising equal to between 1-1/2% to 3% of gross sales generated at the stores depending upon our actual advertising costs.

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

Company Owned Restaurants.  We own and operate seven restaurants all under our service mark “Flanigan’s Seafood Bar and Grill” four of which are jointly operated with package liquor stores we own.

Franchised Restaurants.  We franchise six restaurants, all of which operate under our service mark “Flanigan’s Seafood Bar and Grill”, two of which operate as a restaurant only and four of which operate jointly with a franchisee operated “Big Daddy’s Liquors” package liquor store.

Generally, a franchise agreement with our franchisees for the operation of a restaurant runs for the balance of the term of the franchisee’s lease for the business premises, extended by the franchisee’s continued occupancy of the business premises thereafter, whether by lease or ownership.  In exchange for our providing management and related services to the franchisee and our granting the right to the franchisee to use our service mark, “Flanigan’s Seafood Bar and Grill”, our franchisees pay us weekly in arrears, (i) a royalty equal to approximately 3% of gross sales; plus (ii) an amount for advertising equal to between 1-1/2% to 3% of gross sales from the restaurants.

For accounting purposes, we do not consolidate the revenue and expenses of our franchisees’ operations with our revenue and expenses.  Franchise royalties we receive are “earned” when sales are made by franchisees.

Restaurants Owned by Affiliated Limited Partnerships

We have invested with others, (some of whom are or are affiliated with our officers and directors), in ten limited partnerships which currently own and operate ten South Florida based restaurants under our service mark “Flanigan’s Seafood Bar and Grill”.  In addition to being a limited partner in these limited partnerships, we are the sole general partner of all of these limited partnerships and manage and control the operations of the restaurants except for the restaurant located in Fort Lauderdale, Florida where we only hold a limited partnership interest.

Generally, the terms of the limited partnership agreements provide that until the investors’ cash investment in a limited partnership (including any cash invested by us) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant, as a return of capital, up to 25% of the cash invested in the limited partnership, with no management fee paid to us.  Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee and one-half (1/2) to the investors, (including us), pro-rata based on the investors’ investment, as a return of capital.  Once all of the investors, (including us), have received, in full, amounts equal to their cash invested, an annual management fee becomes payable to us equal to one-half (½) of cash available to be distributed, with the other one half (½) of available cash distributed to the investors (including us), as a profit distribution, pro-rata based on the investors’ investment.  As of October 3, 2009, limited partnerships owning three (3) restaurants, (Surfside, Florida, Kendall, Florida and West Miami, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership.  In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our “Flanigan’s Seafood Bar and Grill” service mark, which use is authorized while we act as general partner only.  This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears.  Although we have no restaurants under development and whether we will have any under development in the future will be dependant, among other things, on market conditions and our ability to raise capital, we anticipate that we will continue to form limited partnerships to raise funds to own and operate restaurants under our service mark “Flanigan’s Seafood Bar and Grill” using the same or substantially similar financial arrangement.

Below is information on the ten limited partnerships which own and operate “Flanigan’s Seafood Bar and Grill” restaurants:

Pinecrest, Florida

We are the sole general partner and 40% limited partner in this limited partnership which has owned and operated a restaurant in Pinecrest, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since August 14, 2006.  15.0% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.  As of the end of our fiscal year 2009, this limited partnership has returned to its investors approximately 34% of their initial cash invested, increased from approximately 18% as of our fiscal year ended 2008.

Fort Lauderdale, Florida

A corporation, owned by one of our directors, acts as sole general partner of a limited partnership which has owned and operated a restaurant in Fort Lauderdale, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since April 1, 1997.  We have a 25% limited partnership interest in this limited partnership.  58.8% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.  This limited partnership has returned to its investors all cash invested, but since we are not the general partner of this limited partnership, we do not receive an annual management fee.  We have a franchise arrangement with this limited partnership and for accounting purposes, we do not consolidate the operations of this limited partnership into our operations.

Surfside, Florida

We are the sole general partner and a 45% limited partner in this limited partnership which has owned and operated a restaurant in Surfside, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since March 6, 1998.  34.9% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.  This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership.

Kendall, Florida

We are the sole general partner and a 41% limited partner in this limited partnership which has owned and operated a restaurant in Kendall, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since April 4, 2000.  29.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.  This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership.

West Miami, Florida

We are the sole general partner and a 27% limited partner in this limited partnership which has owned and operated a restaurant in West Miami, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 11, 2001.  34.1% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.  This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership.

Weston, Florida

We are the sole general partner and a 30% limited partner in this limited partnership which has owned and operated a restaurant in Weston, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since January 20, 2003.  35.1% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.  As of the end of our fiscal year 2009, this limited partnership has returned to its investors approximately 73.75% of their initial cash invested.  During our fiscal year 2009, no distributions were made to limited partners as this limited partnership had limited positive cash flow generated by this restaurant.  The limited cash flow was primarily attributable to increased competition, which we expect to continue into our fiscal year 2010.

Stuart, Florida

We are the sole general partner and 13% limited partner in this limited partnership which has owned and operated a restaurant in a Howard Johnson’s Hotel in Stuart, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since January 11, 2004. 31.0% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.  As of the end of our fiscal year 2009, this limited partnership has returned to its investors approximately 22.5% of their initial cash invested.  During our fiscal years 2009 and 2008, no distributions were made to limited partners as this limited partnership had a net gain of $1,000 and a net loss of $8,000 from the operation of the restaurant during the fiscal years 2009 and 2008, respectively, before depreciation and amortization, and owed the Company $241,000 and $216,000, as of the end of our fiscal years 2009 and 2008, respectively, in advances made to meet operating losses.  As of October 3, 2009, the amounts this limited partnership owes to us have been offset with an allowance for doubtful accounts, in the amount of $241,000, on our balance sheet and is offset by an eliminating entry in consolidation in accordance with ASC 810 regarding accounting for consolidation.

On October 1, 2009, the limited partnership operating the Stuart, Florida restaurant was served with a copy of a complaint, arising out of foreclosure proceedings commenced against the limited partnership’s landlord.  The limited partnership was named in and served with the complaint because it is the tenant on the property which is the subject of the foreclosure proceedings.  As of October 3, 2009, due to the limited partnership’s inability to re-negotiate its three year renewal option, it leases the property on a month-to-month term. We do not know what the outcome of these foreclosure proceedings will be or what impact it will have on the limited partnership, but thus far no request has been made to have the limited partnership vacate the premises.  If the limited partnership were required to vacate the Stuart, Florida premises, it would have a material adverse effect on its operations.  No assurance can be given that the limited partnership would be able to locate a suitable replacement location at reasonable rates and terms, if at all.

Wellington, Florida

We are the sole general partner and a 28% limited partner in this limited partnership which has owned and operated a restaurant in Wellington, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since May 27, 2005.  25.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.  As of the end of our fiscal year 2009, this limited partnership has returned to its investors approximately 42% of their initial cash invested, increased from approximately 41% as of the end of our fiscal year 2008.

Davie, Florida

We are the sole general partner and a 48% limited partner in this limited partnership which has owned and operated a restaurant in Davie, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since July 28, 2008.  9.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.  As of the end of our fiscal year 2009, this limited partnership has returned to its investors approximately 7.0% of their initial cash invested.

Pembroke Pines, Florida

We are the sole general partner and a 17% limited partner in this limited partnership which has owned and operated a restaurant in Pembroke Pines, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 29, 2007.  17.9% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.  As of the end of our fiscal year 2009, this limited partnership has returned to its investors approximately 11.0% of their initial cash invested. As of the end of our fiscal year 2008, no cash had been distributed to investors.

Management Agreement for “The Whale’s Rib” Restaurant

Since January, 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement.  We paid $500,000 in exchange for our rights to manage this restaurant.  The restaurant is owned by a third party unaffiliated with us.  In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant.  The term of the management agreement, which commenced January 9, 2006, is for ten (10) years, with four (4) five (5) year renewal options in favor of the owner of the restaurant.  For our fiscal years ended October 3, 2009 and September 27, 2008, we generated $185,000 and $150,000 of revenue, respectively, from providing these management services. As of October 3, 2009, we have generated revenue in the aggregate amount of $603,000 since the effective date of the management agreement on January 9, 2006.

Adult Entertainment Club

We own, but do not operate, an adult entertainment nightclub located in Atlanta, Georgia which operates under the name “Mardi Gras”.  We have a management agreement with an unaffiliated third party to manage the club.  Under our management agreement, the unaffiliated third party management firm is obligated to pay us an annual amount, paid monthly, equal to the greater of $150,000 or ten (10%) percent of gross sales from the club, offset by one-half (1/2) of any rental increases, provided our fees will never be less than $150,000 per year.  For our fiscal years ended October 3, 2009 and September 27, 2008, we generated $170,000 and $238,000 of revenue, respectively, from the operation of the club.

Operations and Management

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

During the first quarter of our fiscal year 2009, the package liquor stores we own and those owned by our franchisees began using a new point of sale computer system.  The cost of this new point of sale computer system, including hand-held, wireless scanners but excluding surveillance camera system, was approximately $287,000, all of which has been paid.  We are currently installing the surveillance camera system in all of our owned package liquor stores and those owned by our franchisees, which we estimate will be fully installed by the end of our fiscal year 2010 and cost an additional $118,000, in the aggregate.  As of October 3, 2009, surveillance camera systems have been installed in two of our package liquor stores at a cost of approximately $26,000, which has been paid.

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

During our fiscal years 2009 and 2008, no significant pending matters have been initiated concerning any of our licenses which might be expected to result in a revocation of a liquor license or other significant actions against us.

We are subject to “dram-shop” statutes due to our restaurant operations and club ownership.  These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, which we believe is consistent with coverage carried by other entities in the restaurant industry. Although we are covered by insurance, a judgment against us under a dram-shop statute in excess of our liability coverage could have a material adverse effect on us.

Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime.  Significant numbers of hourly personnel at our restaurants are paid at rates related to the federal or Florida minimum wage, whichever is higher, and accordingly, increases in the minimum wage will increase labor costs. We are also subject to the Americans With Disability Act of 1990 (ADA), which, among other things, may require certain renovations to our restaurants to meet federally mandated requirements. The cost of any such renovations is not expected to materially affect us.

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

General Liability Insurance

We have general liability insurance which incorporates a semi-self-insured plan under which we assume the full risk of the first $50,000 of exposure per occurrence, while the limited partnerships assume the full risk of the first $10,000 of exposure per occurrence.  Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During our fiscal year 2008 and again in fiscal year 2009 we were able to purchase excess liability insurance at a reasonable premium, whereby our excess insurance carrier is responsible for $6,000,000 coverage above our primary general liability insurance coverage. With the exception of one (1) limited partnership which has higher general liability insurance coverage to comply with the terms of its lease for the business premises, we are un-insured against liability claims in excess of $7,000,000 per occurrence and in the aggregate.

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

In accordance with accounting guidance, we accrue for any self-insured liability by recognizing costs when it is probable that a covered liability has been incurred and the costs can be reasonably estimated. Accordingly, our annual self-insurance costs may be subject to adjustment from previous estimates as facts and circumstances change. Our self-insured accruals are included in the accompanying consolidated balance sheets in the caption "Accounts payable and accrued expenses". A significant unfavorable judgment or settlement against us in excess of our liability insurance coverage could have a materially adverse effect on the Company.

Property Insurance; Windstorm Insurance; Deductibles

For the policy year commencing December 30, 2009, our property insurance will be the second year of our two (2) year property insurance policy with our insurance carrier, including coverage for properties leased by us and our consolidated limited partnerships, and will provide for full insurance coverage for property losses, including those caused by windstorm, such as a hurricane.  For property losses caused by windstorm, the property insurance will have deductibles of 5% per location, per occurrence.   For all other property losses, the property insurance will have deductibles of $10,000 per location, per occurrence. Our insurance expense for the policy year commencing December 30, 2009, including insurance coverage for our consolidated limited partnerships, will be approximately equal to our insurance expense for the policy year ending December 30, 2008, ($294,000), adjusted by changes we made to our insurable values.  Our insurance expense for the policy year which commenced December 30, 2008, including insurance coverage for our consolidated limited partnerships, ($294,000), decreased by approximately $140,000, (32%), from the policy year which commenced December 30, 2007, due primarily to decreases in premium rates for windstorm insurance coverage.

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

Our package liquor stores compete directly or indirectly with local retailers and discount "superstores". Due to the competitive nature of the liquor industry in South Florida, we have had to adjust our pricing to stay competitive, including meeting all competitors’ advertisements. Such practices will continue in the package liquor business.  We believe that we have a competitive position in our market because of widespread consumer recognition of the "Big Daddy's Liqours" name.

Our restaurants compete directly or indirectly with many well-established competitors, both nationally and locally owned.  Due to the competitive nature of the hospitality industry, we have had to limit our menu price increases, while offering our customary quality and quantity of beverage and food served, all at a reasonable price.  We believe that we have a competitive position in our market because of widespread consumer recognition of the "Flanigan’s Seafood Bar and Grill" name.

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

Trade Names

We operate our package liquor stores and restaurants under two service marks; "Big Daddy's Liquors" and "Flanigan's Seafood Bar and Grill", both of which are federally registered trademarks owned by us.  Our right to the use of the "Big Daddy's" service mark is set forth under a consent decree of a Federal Court entered into by us in settlement of federal trademark litigation. The consent decree and the settlement agreement allow us to continue to use and to expand our use of the "Big Daddy's” service mark in connection with our package liquor sales in Florida, while restricting future liquor sales in Florida under the "Big Daddy's" name by the other party who has a federally registered service mark for "Big Daddy's" use in the restaurant business. The Federal Court retained jurisdiction to enforce the consent decree. We have acquired registered Federal trademarks on the principal register for our "Flanigan's" and “Flanigan’s Seafood Bar and Grill” service marks.

The standard symbolic trademark associated with our facilities and operations is the bearded face and head of "Big Daddy" which is predominantly displayed at all "Flanigan's" facilities and all "Big Daddy's" facilities throughout the country. The face comprising this trademark is that of the Company’s founder, Joseph "Big Daddy" Flanigan, and is a federally registered trademark owned by us.

Employees

As of our fiscal year end 2009, we employed 903 persons, of which 688 were full-time and 215 were part-time. Of these, 40 were employed at our corporate offices in administrative capacities and 5 were employed in maintenance. Of the remaining employees, 39 were employed in package liquor stores and 819 in restaurants.

None of our employees are represented by collective bargaining organizations.  We consider our labor relations to be favorable.

EXECUTIVE OFFICERS

Name	Positions and Offices Currently Held	Age	Office or Position Held Since

James G. Flanigan	Chairman of the Board of Directors, Chief Executive Officer and President	45	(1)

August Bucci	Chief Operating Officer and Executive Vice President	65	2002

Jeffrey D. Kastner	Chief Financial Officer General Counsel and Secretary	56	(2)

Jean Picard	Vice President of Package Liquor Store Operations	71	2002

(1)	Chairman of the Board of Directors, Chief Executive Officer since 2005; President since 2002.

(2)	Chief Financial Officer since 2004; Secretary since 1995; and General Counsel since 1982.

Flanigan’s 401(k) Plan

Effective July 1, 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements.  Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code.  We are not required to contribute to the plan but may make discretionary profit sharing and/or matching contributions.  During our fiscal years ended October 3, 2009 and September 27, 2008, the Board of Directors approved discretionary matching contributions totaling $NONE and $30,000, respectively.

Subsequent Events

(a)	Purchase of Real Property, (Hollywood, FL.):

During the fourth quarter of our fiscal year 2009 we contracted and then subsequent to our fiscal year 2009, we closed on the purchase of the real property and building where our combination restaurant and package liquor store located at 2505 N. University Drive, Hollywood, Florida, (Store #19), operates.  We paid $1,350,000 for this property, $850,000 of which we borrowed from an unaffiliated third party, pursuant to a first mortgage.  The mortgage note bears interest at the rate of eight and one-half (8½%) percent per annum, is amortized over fifteen (15) years with equal monthly payments of principal and interest, each in the amount of $8,300.00, with the entire principal balance and all accrued interest due in eight (8) years.

(b)	Purchase of Operating Assets from Franchisee (Boca Raton, Fl.)

Subsequent to our fiscal year 2009, we purchased from our franchisee, the operating assets of the franchised restaurant located at 45 S. Federal Highway, Boca Raton, Palm Beach County, Florida for an aggregate purchase price of $245,000 and on October 18, 2009 this restaurant began operating as a Company-owned restaurant. The lease at this location expires on April 30, 2011.  Our franchisee was unsuccessful in obtaining an extension of the lease term.  There can be no assurance that the lease term will be extended or that we will find a suitable replacement location at reasonable rates, if at all.

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures.  However, we cannot predict the effect of possible future environmental legislation or regulations on our operations.

Item  1A Risk Factors

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

Certain statements in this report contain forward-looking information.  In general, forward-looking statements include estimates of future revenues, cash flow, capital expenditures, or other financial items and assumptions underlying any of the foregoing.  Forward-looking statements reflect management’s current expectations regarding future events and use words such as “anticipate”, “believe”, “expect”, “may”, “will” and other similar terminology.  These statements speak only as of the date they were made and involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements.  Several factors, many beyond our control, could cause actual results to differ materially from management’s expectations.

General Economic Factors May Adversely Affect Results Of Operations

The disruption experienced in the United States and global credit markets during the second half of calendar year 2008 and which continued into calendar year 2009 has adversely affected disposable consumer income and consumer confidence.  Prolonged negative changes in domestic and global economic conditions or disruptions of either or both of the financial and credit markets have had a material adverse effect on our results of operations, financial condition and liquidity.  During the fiscal year ended October 3, 2009, we accessed the credit markets and applied for financing to purchase the real property and improvements of two (2) locations, upon one (1) of which we operate a combination package liquor store and restaurant and upon the other we operate a restaurant.  We also accessed the credit markets to extend the maturity date of our line of credit.  While the impact of the current crisis made it more difficult to obtain financing, we were able to procure financing but at a higher cost and upon less favorable terms than in the past.  From an operating standpoint, the current financial crisis has resulted in reduced customer traffic in some or all of our restaurants and/or package liquor stores, reduced revenues and profitability, increased costs and imposed practical limits on our menu pricing.  A continued decline in same store restaurant revenues and/or profitability may result in a deterioration of our financial position.

Intense Competition In The Restaurant And Package Liquor Store Industry Could Prevent Us From Increasing Or Sustaining Our Revenues And Profitability.

The restaurant and package liquor store industry is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location and many restaurants and package liquor stores compete with us at each of our locations. There are a number of well-established competitors with substantially greater financial, marketing, personnel and other resources than ours, and many of our competitors are well established in the markets where we have restaurants and/or stores where we intend to locate restaurants. Additionally, other companies may develop restaurants and/or stores that operate with similar concepts.

Any inability to successfully compete with the other restaurants and/or stores in our markets will prevent us from increasing or sustaining our revenues and profitability and will result in a material adverse effect on our business, financial condition, results of operations or cash flows. We may also need to modify or refine elements of our business to evolve our concepts in order to compete with popular new restaurant formats or store concepts that may develop in the future. There can be no assurance that we will be successful in implementing these modifications or that these modifications will not reduce our profitability.

New Information Or Attitudes Regarding Diet And Health Could Result In Changes In Regulations And Consumer Eating Habits That Could Adversely Affect Our Revenues.

Regulations and consumer eating habits may change as a result of new information or attitudes regarding diet and health.  These changes may include regulations that impact the ingredients and nutritional content of our menu items at our restaurants.  For example, a number of states, counties and cities are enacting menu labeling laws requiring multi-unit restaurant operators to make certain nutritional information available to guests or restrict the sales of certain types of ingredients in restaurants.  The success of our restaurant operations is dependent, in part, upon our ability to effectively respond to changes in consumer health and disclosure regulations and to adapt our menu offerings to trends in eating habits.  If consumer health regulations or consumer eating habits change significantly, we may be required to modify or delete certain menu items.  To the extent we are unable to respond with appropriate changes to our menu offerings, it could materially affect customer demand and have an adverse impact on our revenues.

Adverse Public Or Medical Opinions About Health Effects Of Consuming Our Products As Well As Negative Publicity About Us, Our Restaurants And/Or Package Liquor Stores And About Others Across The Food And Liquor Industry Supply Chain, Whether Or Not Accurate, Could Negatively Affect Us.

Restaurant operators have received more scrutiny from regulators and health organizations in recent years relating to the health effects of consuming certain products.  An unfavorable report on the products we use in our menu, the size of our portions or the consumption of those items could influence the demand for our offerings.  In addition, adverse publicity or news reports, whether or not accurate, of food quality issues, illness, injury, health concerns, or operating issues stemming from a single restaurant, a limited number of restaurants,  restaurants operated by others or generally in the food supply chain could be damaging to the restaurant industry overall and specifically harm our reputation.  A decrease in guest traffic as a result of these types of health concerns or negative publicity could materially harm our results of operations.

Our Inability To Successfully And Sufficiently Raise Menu Prices Could Result In A Decline In Profitability.

We utilize menu price increases to help offset cost increases, including increased cost for commodities, minimum wages, employee benefits, insurance arrangements, construction, utilities and other key operating costs.  If our selection and amount of menu price increases are not accepted by consumers and reduce guest traffic, or are insufficient to counter increased costs, our financial results could be negatively affected.

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

Our Business Could Be Materially Adversely Affected If We Are Unable To Expand In A Timely And Profitable Manner

To grow successfully, we must open new restaurants on a timely and profitable basis.  We have experienced delays in restaurant openings from time to time and may experience delays in the future.  During fiscal year 2009, we did not open any new restaurants, nor do we have any new restaurants under development.  During our fiscal year 2008, due to delays in the permitting process and construction, the Davie, Florida restaurant was opened after substantial delays.  Increases in labor and building material costs increased the cost of planned renovations to the Davie, Florida restaurant by approximately $1,000,000.

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

Failure To Comply With Governmental Regulations Could Harm Our Business And Our Reputation.

We are subject to regulation by federal agencies and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to:

●	the environment;
●	building construction;
●	zoning requirements;
●	the preparation and sale of food and alcoholic beverages; and
●	employment.

Our facilities are licensed and subject to regulation under state and local fire, health and safety codes. The construction and remodeling of restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. We may not be able to obtain necessary licenses or other approvals on a cost-effective and timely basis in order to construct and develop restaurants in the future.

Various federal and state labor laws govern our operations and our relationship with our employees, minimum wage, overtime, working conditions, fringe benefit and work authorization requirements. In particular, we are subject to federal immigration regulations. Given the location of many of our restaurants, even if we operate those restaurants in strict compliance with federal immigration requirements, our employees may not all meet federal work authorization or residency requirements, which could lead to disruptions in our work force.

Our business can be adversely affected by negative publicity resulting from, among other things, complaints or litigation alleging poor food quality, food-borne illness or other health concerns or operating issues stemming from one or a limited number of restaurants. Unfavorable publicity could negatively impact public perception of our brands.

We are required to comply with the alcohol licensing requirements of the federal government, states and municipalities where our restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling and storage and dispensing of alcoholic beverages. If we fail to comply with federal, state or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.

The Federal Americans with Disabilities Act (the “ADA”) prohibits discrimination on the basis of disability in public accommodations and employment. We are required to comply with the ADA and regulations relating to accommodating the needs of disabled persons in connection with the construction of new facilities and with significant renovations of existing facilities.

Failure to comply with these and other regulations could negatively impact our reputation and could have an adverse effect on our business, financial condition, results of operations or cash flows.

We May Face Liability Under Dram Shop Statutes

Our sale of alcoholic beverages subjects us to “dram shop” statutes.  These statutes allow an injured person to recover damages from an establishment that served alcoholic beverages to an intoxicated person. If we receive a judgment substantially in excess of our insurance coverage, or if we fail to maintain our insurance coverage, our business, financial condition, operating results or cash flows could be materially and adversely affected.  We currently have no “dram shop” claims.  See “Item 1. Business—Government Regulation” for a discussion of the regulations with which we must comply.

We May Face Instances Of Food Borne Illness

In years past, several nationally known restaurants experienced outbreaks of food poisoning believed to be caused by E.coli contained in fresh spinach, which is not included in any of the items on our menu, Asian and European countries experienced outbreaks of avian flu and incidents of “mad cow” disease have occurred in Canadian and U.S. cattle herds. These problems, other food-borne illnesses (such as, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past, and could in the future, adversely affect the price and availability of affected ingredients and cause changes in consumer preference.  As a result, our sales could decline.

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

Item 1B. Unresolved Staff Comments

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1B.

Item 2. Properties

Our operations are conducted primarily on leased property with the exception of (i) a 10,000 square foot stand-alone building located in Fort Lauderdale, Florida that we purchased in December, 1999, which since April, 2001 has housed our corporate headquarters; (ii) a 4,600 square foot stand-alone building located in Hallandale, Florida that we purchased in July, 2006 and which since that time has housed our Hallandale, Florida Company-owned combination restaurant and package liquor store (Store #31); (iii)  a 4,120 square foot stand-alone building in Hollywood, Florida we constructed in November, 2003, upon real property we acquired in September, 2001 pursuant to a 25 year ground lease interest, (a portion of this building is leased to an unaffiliated third party), and which since November, 2003 has housed our Hollywood, Florida Company-owned package liquor store (Store #4); and (iv) a 4,500 square foot stand-alone building in Hollywood, Florida that we purchased in October, 2009, subsequent to the end of our fiscal year 2009, which since that time has housed our Hollywood, Florida Company-owned combination restaurant and package store (Store #19).

All of our units require periodic refurbishing in order to remain competitive. We have budgeted $565,000 for our refurbishing program for fiscal year 2010. See Item 7, "Liquidity and Capital Resources" for discussion of the amounts spent in fiscal year 2009.

The following table summarizes information related to the properties upon which our operations are conducted:

Name and Location	Square Footage	Seats	Franchised/ Owned by	Lease Terms

Big Daddy's Liquors #4 Flanigan's Enterprises Inc. (6) 7003 Taft Street Hollywood, FL	1,978	N/A	Company	3/1/02 to 2/28/27 and Options to 2/28/47

Big Daddy's Liquors #7 Flanigan's Enterprises, Inc. 1550 W. 84th Street Hialeah, FL	1,450	N/A	Company	11/1/00 to 10/31/10 and Annual Options to 10/31/15

Big Daddy's Liquors #8 Flanigan's Enterprises, Inc 959 State Road 84 Fort Lauderdale, FL	1,942	N/A	Company	5/1/99 to 4/30/14

Flanigan’s Seafood Bar and Grill #9 Flanigan’s Enterprises, Inc. 1550 W. 84th Street Hialeah, FL	4,300	130	Company	10/1/71 to 12/31/09 New lease 1/1/10 to 12/31/14 Options to 12/31/24

Flanigan's Legends Seafood Bar and Grill #11 11 Corporation (1) 330 Southern Blvd. W. Palm Beach, FL	5,000	150	Franchise	1/4/00 to 1/3/20 Option to 1/3/25

Flanigan's Seafood Bar and Grill #12 Flanigan’s Enterprises, Inc. 2405 Tenth Ave. North Lake Worth, FL	5,000	180	Company	11/15/92 to 11/15/10

Flanigan's Seafood Bar and Grill #14 Big Daddy's #14, Inc. (1)(2)(5) 2041 NE Second St. Deerfield Beach, FL	3,320	90	Franchise	6/1/79 to 6/1/14 Option to 6/1/19

Flanigan’s Seafood Bar and Grill #15 CIC Investors #15 Ltd.(1)(2) 1479 E. Commercial Blvd. Ft. Lauderdale, FL	4,000	90	Franchise/ Limited Partnership	1/1/09 to 8/11/11 Options to 12/31/24

Name and Location	Square Footage	Seats	Franchised/ Owned by	Lease Terms

Flanigan's Seafood Bar and Grill #18 Twenty Seven Birds Corp. (1)(2) 2721 Bird Avenue Miami, FL	4,300	100	Franchise	2/15/72 to 12/31/10 Options to 12/31/20

Flanigan’s Seafood Bar and Grill #19 Flanigan’s Enterprises Inc. (10) 2505 N. University Dr. Hollywood, FL	4,500	160	Company	Company-Owned since October, 2009

Flanigan's Seafood Bar and Grill #20 Flanigan's Enterprises Inc. 13205 Biscayne Blvd. North Miami, FL	5,100	140	Company	7/15/68 to 12/31/10 Annual options until the Company fails to exercise Additional Lease 5/1/69 to 12/31/10 Annual options until the Company fails to exercise

Flanigan's Seafood Bar and Grill #22 Flanigan's Enterprises Inc. 2600 W. Davie Blvd. Ft. Lauderdale, FL	4,100	200	Company	12/16/68 to 12/31/10 Options to 12/31/20 Option to purchase

Flanigan's Seafood Bar and Grill #31 Flanigan's Enterprises Inc. (7) 4 N. Federal Highway Hallandale, FL	4,600	150	Company	Company Owned

Flanigan's Guppy's Seafood Bar and Grill #33 Guppies, Inc. (1)(2) 45 S. Federal Highway Boca Raton, FL	4,620	130	Company owned since October, 2009	11/1/03 to 4/30/11

Big Daddy's Liquors #34 Flanigan's Enterprises, Inc. 9494 Harding Ave. Surfside, FL	3,000	N/A	Company	5/29/97 to 5/28/12 Option to 5/28/17

Name and Location	Square Footage	Seats	Franchised/ Owned by	Lease Terms

Flanigan's Seafood Bar and Grill #40, Flanigan's Enterprises, Inc. 5450 N. State Road 7 N. Lauderdale, FL	4,600	140	Company	4/1/71 to 12/31/10 Option to 12/31/15

Piranha Pat's #43 BD 43 Corporation (1)(2) 2500 E. Atlantic Blvd. Pompano Beach, FL	4,500	90	Franchise	12/1/72 to 11/30/12 Option to 11/30/22

Big Daddy's Liquors #47 Flanigan's Enterprises, Inc. (3) 8600 Biscayne Blvd. Miami, FL	6,000	N/A	Company	12/21/68 to 1/1/20 Options to 1/1/50

Flanigan’s Seafood Bar and Grill #13, CIC Investors #13, Ltd. 11415 S. Dixie Highway Pinecrest, FL	8,000	200	Limited Partnership	06/01/91 to 5/31/11 Options to 5/31/21

Flanigan’s Seafood Bar and Grill #50, CIC investors #50, Ltd. 17185 Pines Boulevard Pembroke Pines, FL	4,000	200	Limited Partnership	10/24/06 to 10/23/11 Options to 10/23/26

Flanigan’s Seafood Bar and Grill #55 CIC Investors #55, Ltd.(8) 2190 S. University Drive Davie, Florida	5,900	200	Limited Partnership	1/5/07 to 12/31/21 Options to 12/31/31

Flanigan's Seafood Bar and Grill #60 CIC Investors #60 Ltd. 9516 Harding Avenue Surfside, FL	6,800	200	Limited Partnership	8/1/97 to 12/31/11

Flanigan’s Seafood Bar and Grill #65 CIC Investors #65, Ltd. 2335 State Road 7,Suite 100 Wellington, FL	6,128	200	Limited Partnership	5/01/05 to 6/30/15 Options to 3/31/25

Name and Location	Square Footage	Seats	Franchised/ Owned by	Lease Terms

Flanigan's Seafood Bar and Grill #70 CIC Investors #70 Ltd. 12790 SW 88 St Kendall, FL	4,850	161	Limited Partnership	4/1/00 to 3/31/15 Options to 3/31/30

Flanigan’s Seafood Bar and Grill #75 CIC Investors # 75 Ltd. 950 S. Federal Highway Stuart, FL	7,000	200	Limited Partnership	Month to Month

Flanigan's Seafood Bar and Grill #80 CIC Investors #80 Ltd. 8695 N.W. 12th St Miami, FL	5,000	165	Limited Partnership	6/15/01 to 12/14/19 Options to 12/14/39

Flanigan's Seafood Bar and Grill #95 CIC Investors #95 Ltd. 2460 Weston Road Weston, FL	5,700	235	Limited Partnership	7/29/01 to 7/28/17 Options to 7/28/32

Mardi Gras Flanigan’s Enterprises, Inc., #600 (4) (9) Powers Ferry Landing Atlanta, GA	10,000	400	Company	4/30/06 to 4/30/16 Option to 4/30/26

(1)	Franchised by Company.

(2)	Lease assigned to franchisee.

(3)
In 1974, we sold and assigned the underlying ground lease to unaffiliated third parties and simultaneously subleased it back. As of October 3, 2009, we have purchased from the unaffiliated third parties and own 52% of the underlying ground lease and our sublease agreement.  As a result, we pay all rent due under the ground lease, but only 48% of the rent due under the sublease agreement.

(4)	Location managed by an unaffiliated third party.

(5)	Effective December 1, 1998, we purchased the Management Agreement to operate the franchised restaurant for the franchisee.

(6)
Ground lease executed by us on September 25, 2001. We constructed a 4,120 square foot building, of which 1,978 square feet is used by us for the operation of a package liquor store and the other 2,142 square feet is subleased to an unaffiliated third party as retail space. The package liquor store opened for business on November 17, 2003.

(7)
During the fourth quarter of our fiscal year 2006, we purchased the real property and an assignment of a ground lease of this location pursuant to an option to purchase contained in the Sublease Agreement. During our fiscal year 2007, we purchased the real property subject to the ground lease.

(8)	Restaurant opened for business on July 28, 2008.

(9)
During the third quarter of our fiscal year 2006, our lease for this location expired.  The unaffiliated third party entered into a new lease for the business premises effective May 1, 2006 and as of that date, we no longer have responsibility to pay any amounts under the lease.

(10)
During the fourth quarter of our fiscal year 2009, we entered into a contract for the purchase of the real property and building of this location and closed on the purchase subsequent to the end of our fiscal year 2009.

Item 3. Legal Proceedings.

From time to time, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, claims under federal and state laws governing access to public accommodations, employment-related claims and claims from guests alleging illness, injury or other food quality, health or operational concerns. To date, none of this litigation, some of which is covered by insurance, has had a material effect on us.

We own the building where our corporate offices are located.  On April 16, 2001, we filed suit against the owner of the adjacent shopping center to determine our right to non-exclusive parking in the shopping center.  During fiscal year 2007, the appellate court affirmed and upon re-hearing, again affirmed the granting of a summary judgment in favor of the shopping center.  The seller from whom we purchased the building was named as a defendant in the lawsuit by the owner of the adjacent shopping center and we filed and served a cross-complaint against the seller.  During the fourth quarter of our fiscal year 2009, the seller was awarded reimbursement of its attorneys’ fees and costs in the amount of $109,000 and we filed our motion for re-consideration of a part of such award.  As of October 3, 2009, we have not paid the award of attorneys’ fees and costs, although we have accrued the same, nor has there been a hearing scheduled on our motion for re-consideration of a portion of the award.  During the second quarter of our fiscal year 2009, the seller filed suit against us for malicious prosecution.  We deny the allegations and are vigorously defending against the allegations.

During fiscal year 2007, we and the limited partnership which owns the restaurant in Pinecrest, Florida filed suit against the limited partnership’s landlord.  We are the sole general partner and a 40% limited partner in this limited partnership.  We are seeking to recover the cost of structural repairs to the business premises we paid, as we believe these structural repairs were the landlord’s responsibility under the lease.  The lawsuit, in addition to attempting to recover the amounts expended by us for structural repairs is also attempting to recover the rent paid by the limited partnership while the repairs were occurring.  The claim also includes a request by the limited partnership for the court to determine if the limited partnership has the exclusive right to the use of the pylon sign in front of the business premises.  The landlord filed its answer to the complaint denying liability for structural repairs to the business premises, denying any obligation to reimburse the limited partnership for any rent paid while structural repairs occurred and denying the limited partnership’s right to use the pylon sign.  The lawsuit is in the discovery stage, but is scheduled for trial during the second quarter of our fiscal year 2010.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NYSE/AMEX under the symbol “BDL”.  The following table sets forth the high and low sales prices of a share of our common stock for the periods specified as reported by the NYSE/AMEX:

Fiscal Year 2008	High	Low

First Quarter (September 30, 2007 - December 29, 2007)	$9.75	$7.65
Second Quarter (December 30, 2007 – March 29, 2008)	$9.90	$6.56
Third Quarter (March 30, 2008 – June 27, 2008)	$8.54	$6.35
Fourth Quarter (June 28, 2008 – September 27, 2008)	$6.85	$5.09

Fiscal Year 2009
First Quarter (September 28, 2008 - December 27, 2008)	$6.10	$2.75
Second Quarter (December 28, 2008 – March 28, 2009)	$4.69	$2.87
Third Quarter (March 29, 2009 – June 27, 2009)	$6.42	$4.00
Fourth Quarter (June 28, 2009 – October 3, 2009)	$5.94	$4.95

Holders

As of the close of business on December 31, 2009, there were approximately 331 holders of record of our common stock.

Dividend Policy

We did not declare or pay any cash dividends on our capital stock in our fiscal years 2009 or 2008 and do not intend to pay any cash dividends with respect to our common stock in the foreseeable future.  We currently intend to retain any earnings for use in the operation of our business and to fund future growth.  Any future determination to pay cash dividends will be at our board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our board deems relevant.

Equity Compensation Plan Information

The following table sets forth information at October 3, 2009 regarding compensation plans under which our equity securities are authorized for issuance:

Number of securities
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, restricted stock and rights	Weighted-average exercise price of outstanding options, warrants, restricted stock and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	---		$--	40,000
Equity compensation plans not approved by security holders	—	$	---	—
Total	---	$	---	40,000

Issuer Repurchases of Equity Securities

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, the Board of Directors authorized management to purchase up to 100,000 shares of our common stock.  During our fiscal year end 2009, we purchased a total of 21,400 shares. During the fourth quarter of our fiscal year 2009, we did not purchase any shares of our common stock pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

Item 6. Selected Financial Data

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the captions “Risk Factors”. In addition, the following discussion and analysis should be read in conjunction with the 2009 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere in this report.

Overview

Financial Information Concerning Industry Segments

Our business is conducted principally in two segments: the restaurant segment and the package liquor store segment. Financial information broken into these two principal industry segments for the two fiscal years ended October 3, 2009 and September 27, 2008 is set forth in the consolidated financial statements which are attached hereto.

General

At October 3, 2009, we (i) operated 23 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional six units, consisting of two restaurants, (one of which we operate) and four combination restaurants/package liquor stores.

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

Results of Operations

THE FISCAL YEAR ENDING OCTOBER 3, 2009 WAS A FIFTY THREE WEEK FISCAL YEAR WHILE THE FISCAL YEAR ENDING SEPTEMBER 27, 2008 WAS A FIFTY TWO WEEK FISCAL YEAR. THE EXTRA WEEK IN THE FISCAL YEAR 2009 CONTRIBUTED TO INCREASES IN REVENUES AND EXPENSES FOR THE FISCAL YEAR AS COMPARED TO REVENUES AND EXPENSES FOR THE FISCAL YEAR 2008, WITH THE EXCEPTION OF THE WEEKLY AVERAGE OF SAME STORE SALES.

REVENUES (in thousands):
	Fifty Three Weeks Ended Oct. 3, 2009		Fifty Two Weeks Ended Sept. 27, 2008

Sales

Restaurant, food	$42,794	65.2%	$40,906	65.2%

Restaurant, bar	10,185	15.5%	9,494	15.1%

Package goods	12,632	19.3%	12,317	19.7%

Total	65,611	100.0%	62,717	100.0%

Franchise revenues	1,126		1,066

Owner’s fee	170		238

Other operating income	153		188

Total Revenues	$67,060		$64,209

Comparison of Fiscal Years Ended October 3, 2009 and September 27, 2008

Revenues.  Total revenue for our fiscal year 2009 increased $2,851,000 or 4.44% to $67,060,000 from $64,209,000 for our fiscal year 2008.  This increase resulted from the increase in sales during fiscal year 2009 from the Davie, Florida limited partnership owned restaurant of $3,025,000 which opened for business on July 28, 2008, offset by a decline in same store restaurant food and bar sales ($190,000).  The Davie, Florida restaurant generated $3,843,000 of revenue during our fiscal year 2009 and $818,000 of revenue during our fiscal year 2008.  Without giving effect to the increased revenue generated from the Davie, Florida restaurant, ($3,025,000), total revenue for our fiscal year 2009 would have decreased $174,000 or 0.27% to $64,035,000 from $64,209,000 for our fiscal year 2008.

Restaurant Food Sales.  Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $42,794,000 for our fiscal year 2009 as compared to $40,906,000 for our fiscal year 2008. This increase in restaurant food sales resulted from sales from the Davie, Florida restaurant, which generated $3,175,000 of revenue from the sale of food during our fiscal year 2009, as compared to $662,000 of revenue from the sale of food during our fiscal year 2008. Without giving effect to the increased revenue generated from the Davie, Florida restaurant ($2,513,000) from the sale of food during our fiscal year 2009, restaurant revenue generated from the sale of food during our fiscal year 2009 would have decreased $625,000 or 1.53% to $40,281,000 from $40,906,000 for our fiscal year 2008. The decrease in restaurant food sales is primarily a result of the current financial crises which has reduced customers in some of our restaurants, increased sales of our $4.99 lunch specials and in general, changed menu items purchased by our customers to lesser priced menu items. Comparable weekly restaurant food sales (for restaurants open for all of our fiscal years 2009 and 2008, which consists of seven restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $701,000 and $709,000 for our fiscal years 2009 and 2008, respectively, a decrease of 1.13%.  Comparable weekly restaurant food sales for Company owned restaurants only was $307,000 and $317,000 for our fiscal years 2009 and 2008, respectively, a decrease of 3.15%.  Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $394,000 and $392,000 for our fiscal years 2009 and 2008, respectively, an increase of 0.51%.  We anticipate that restaurant food sales will increase through our fiscal year 2010 primarily because of the restaurant food sales of our Boca Raton, Florida restaurant purchased by us from a franchisee in October, 2009 will be includable in our fiscal year 2010 revenue.  However, we anticipate that our same store restaurant food sales will decline in our fiscal year 2010 and accordingly, any increase in revenue derived from including the restaurant food sales from the Boca Raton restaurant will be offset by a decline in same store sales.

Restaurant Bar Sales.  Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $10,185,000 for our fiscal year 2009 as compared to $9,494,000 for our fiscal year 2008. This increase of $691,000 in restaurant bar sales is due to sales from the Davie, Florida, restaurant.  The Davie, Florida restaurant generated $668,000 of revenues from restaurant bar sales during our fiscal year 2009 as compared to revenues of $154,000 from restaurant bar sales during our fiscal year 2008.  Without giving effect to the increased revenue generated from the Davie, Florida restaurant ($514,000) from restaurant bar sales during our fiscal year 2009, revenue generated from restaurant bar sales during our fiscal year 2009 would have increased $177,000 or 1.86% to $9,671,000 from $9,494,000 for our fiscal year 2008.  Comparable weekly restaurant bar sales (for restaurants open for all of our fiscal years 2009 and 2008, which consists of seven restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $171,000 and $167,000 for our fiscal years 2009 and 2008, respectively, an increase of 2.40%.  Comparable weekly restaurant bar sales for Company owned restaurants only was $74,000 and $72,000 for our fiscal years 2009 and 2008, respectively, an increase of 2.78%.  Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $97,000 and $95,000 for our fiscal years 2009 and 2008, respectively, an increase of 2.11%.  We anticipate that restaurant bar sales will increase through our fiscal year 2010 primarily because of the restaurant bar sales from our recently acquired Boca Raton, Florida restaurant from a franchisee, as well as an increase in same store restaurant bar sales because of a new promotion, (half price drinks from 9:00 p.m. to closing, a slow period of time for business for most of our restaurants), instituted subsequent to our fiscal year 2009.

Package Liquor Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $12,632,000 for our fiscal year 2009 as compared to $12,317,000 for our fiscal year 2008, an increase of $315,000 or 2.56%, primarily due to the 53rd week during our fiscal year 2009.  The weekly average of same store package liquor store sales, which includes all nine (9) Company owned package liquor stores, was $238,000 for our fiscal year 2008 as compared to $237,000 for our fiscal year 2008, an increase of 0.42%.  Package liquor store sales are expected to remain stable through our fiscal year 2010.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for our fiscal year 2009 increased $2,404,000 or 3.86% to $64,613,000 from $62,209,000 for our fiscal year 2008. The increase was primarily due to expenses related to the operation of the Davie, Florida restaurant of approximately $3,706,000 and to a lesser extent a general increase in food costs, offset by a decrease in repairs and maintenance to our units and actions taken by management to reduce and/or control costs and expenses .  We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2010 due primarily to the operating costs and expenses associated with our recently acquired Boca Raton restaurant location from a franchisee and among other things, an expected general increase in food costs, offset by a decrease in the cost of ribs.  Operating costs and expenses decreased slightly as a percentage of total sales to approximately 96.35% in our fiscal year 2009 from 96.89% in our fiscal year 2008.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales.  Gross profit for food and bar sales for our fiscal year 2009 increased to $34,792,000 from $33,368,000 for our fiscal year 2008. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 65.67% for our fiscal year 2009 and 66.21% for our fiscal year 2008.  This decrease in gross profit for restaurant and bar sales for our fiscal year 2009 was primarily due to an increase in food costs, primarily our cost of ribs and poultry.

We anticipate that our gross profit for restaurant food and bar sales will decrease during our fiscal year 2010 due to a decrease in our gross profit for restaurant bar sales due primarily to the new promotion, (half price drinks from 9:00 p.m. to closing, a slow period of time for business for most of our restaurants), instituted subsequent to our fiscal year end 2009, offset by a decrease in the cost of ribs during calendar year 2010.

Package Liquor Store Sales.  Gross profit for package liquor store sales for our fiscal year 2009 increased to $3,937,000 from $3,661,000 for our fiscal year 2008.  Our gross profit margin (calculated as gross profit reflected as a percentage of package liquor store sales) for package liquor store sales was 31.17% for our fiscal year 2009 and 29.72% for our fiscal year 2008.  The increase in our gross profit margin, (1.45%), was primarily due to our continued purchase of "close out" and inventory reduction merchandise from wholesalers.  We anticipate the gross profit margin for package liquor store sales to remain constant throughout our fiscal year 2010.

Payroll and Related Costs. Payroll and related costs for our fiscal year 2009 increased $611,000 or 3.20% to $19,676,000 from $19,065,000 for our fiscal year 2008. This increase is primarily attributable to the payroll and related costs of the Davie, Florida restaurant of approximately $1,163,000 and the annual increase in the Florida minimum wage, which was effective January 1, 2009, offset by a reduction of our store level management.  We anticipate that our payroll and related costs will increase through our fiscal year 2010, primarily due to the payroll and related costs and expenses associated with our recently acquired Boca Raton restaurant location from a franchisee.  Payroll and related costs as a percentage of total sales was 29.34% in our fiscal year 2009 and 29.69% of total sales in our fiscal year 2008.  This decrease as a percentage of sales was primarily due to a reduction of our store level management.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold interests) for our fiscal year 2009 increased $18,000 or 0.45% to $3,995,000 from $3,977,000 for our fiscal year 2008. We anticipate that our occupancy costs will increase through our fiscal year 2010, primarily due to the occupancy cost associated with our recently acquired Boca Raton restaurant location from a franchisee, offset by the elimination of rent paid for our combination restaurant and package liquor store located at 2505 N. University Drive, Hollywood, Florida, (store # 19), the real property and building of which we purchased subsequent to our fiscal year 2009 and a decrease in the rent paid for our restaurant located at 1550 W. 84th Street, Hialeah, Florida (Store #9), at the start of the second quarter of our fiscal year 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for our fiscal year 2009 increased $581,000 or 4.31% to $14,060,000 from $13,479,000 for our fiscal year 2008.  This increase is due primarily to the operation of the Davie, Florida restaurant, increased advertising expense and an overall increase in expenses.  Selling, general and administrative expenses remained constant as a percentage of total sales, 20.97% in our fiscal year 2009 as compared to 20.99% in our fiscal year 2008.  We anticipate that our selling, general and administrative expenses will increase throughout our fiscal year 2010 due primarily to the operation of our recently acquired Boca Raton restaurant location from a franchisee and an overall increase in expenses, which will not be offset in their entirety by increased advertising credits and rebates from our food distributor.

Depreciation. Depreciation for our fiscal year 2009 increased $128,000 or 6.01% to $2,259,000 from $2,131,000 for our fiscal year 2008.  As a percentage of total sales, depreciation expense was relatively constant over both periods, representing 3.37% of revenue for our fiscal year 2009 and 3.32% of revenue for our fiscal year 2008.

Interest Expense, Net.  Interest expense for our fiscal year 2009 decreased $59,000 to $436,000 from $495,000 for our fiscal year 2008.  This decrease is attributable to a lower variable interest rate on our line of credit during our fiscal year 2009.

Net Income. Net income for our fiscal year 2009 increased $332,000 or 31.41% to $1,389,000 from $1,057,000 for our fiscal year 2008.  As a percentage of sales, net income for our fiscal year 2009 is 2.07%, as compared to 1.65% in our fiscal year 2008.

New Limited Partnership Restaurants

We had no new restaurants under development during our fiscal year 2009.  The limited partnership owned restaurant located in Davie, Florida opened for business during the fourth quarter of our fiscal year 2008 (July 28, 2008).  While we currently have no new restaurants under development, if we are to open new restaurants, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations.  During our fiscal year 2008, we recognized non-cash pre-opening rent in the approximate amount of $6,000 and recognized cash pre-opening rent in the approximate amount of $12,000 for the Pembroke Pines, Florida restaurant.  During our fiscal year 2008, we also paid and expensed pre-opening rent in the approximate amount of $246,000 for the Davie, Florida restaurant, which is the full rent provided in the lease.  We are recognizing rent expense on a straight line basis over the term of the lease.

During our fiscal year 2008, the limited partnership restaurant in Davie, Florida reported losses of $632,000 primarily due to pre-opening costs, thus contributing to a reduction in the operating income for our fiscal year 2008.

We believe that our current cash on hand, together with our cash availability from our line of credit and expected cash generated from operations will be sufficient to fund our operations and capital expenditures for at least the next twelve months.

Trends

During the next twelve months, we expect continued increases in aggregate restaurant sales as compared to prior periods primarily due to our recently acquired Boca Raton restaurant location from a franchisee, as well as an increase in same store restaurant bar sales because of a new promotion, (50% drinks from 9:00 p.m. to closing), instituted subsequent to our fiscal year 2009.  However, we expect same store restaurant food sales to decline over the next twelve month period due primarily to the current domestic and global financial crisis and increased competition.  We expect package liquor store sales to remain stable.  We expect higher food costs and higher overall expenses, which will adversely affect our net income.  In December, 2007, we raised menu prices to offset the higher food costs and overall expenses.  Subsequent to the end of our fiscal year 2009, we raised certain of our alcoholic drink prices.  We plan to limit menu price increases as long as possible while maintaining our high quality of food and service and without reducing our food portions.  We have increased our advertising to attract and retain our customers and by offering discounts and promotional gift cards, but are monitoring the impact of such discounts on our gross profit.  We may be required to raise menu prices wherever competitively possible.

Although we have no new restaurant in development, we continue to search for new locations to open restaurants and thereby expand our business, but we are now looking for locations that will not require an extensive and costly renovation.  Any new locations will likely be opened using our limited partnership ownership model.

We are not actively searching for locations for the operation of new package liquor stores, but if an appropriate location for a package liquor store becomes available, we will consider it.

Liquidity and Capital Resources

We fund our operations through cash from operations and borrowings from our line of credit. As of October 3, 2009, we had cash of approximately $4,580,000, an increase of $1,336,000 from our cash balance of $3,244,000 as of September 27, 2008.  The increase in cash as of October 3, 2009 was primarily from our operations due to minimal demand upon our cash flow for extraordinary items.

Cash Flows

	Fiscal Years
	2009	2008
	(in thousands)
Net cash and cash equivalents provided by operating activities	$5,217	$4,363
Net cash and cash equivalents used in investing activities	(1,597)	(3,967)
Net cash and cash equivalents provided by financing activities	(2,284)	625
Net increase in cash and equivalents	1,336	1,021
Cash and equivalents, beginning of year	3,244	2,223
Cash and equivalents, end of year	$4,580	$3,244

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and secondarily to fund capitalized property improvement for our existing restaurants.  We acquired property and equipment of $1,934,000, (of which $292,000 was purchase deposits transferred to property and equipment relating to our new point of sale computer system for our package liquor sales), during our fiscal year 2009, including $735,000 for renovations to three (3) existing Company owned restaurants, as compared to $4,337,000, (of which $26,000 was financed and $593,000 of which was purchase deposits transferred to property and equipment), during our fiscal year 2008, including $358,000 for renovations to one (1) existing Company owned restaurant.  The additions to fixed assets during our fiscal year 2008 included most of the renovations to the business premises of the Davie, Florida restaurant.

All of our owned units require periodic refurbishing in order to remain competitive.  The cost of this refurbishment in our fiscal year 2009 was $735,000.  We anticipate the cost of this refurbishment in our fiscal year 2010 will be approximately $565,000, which funds will be provided from operations.

Debt

As of the end of our fiscal year 2009, we had debt, (including our line of credit), of $6,800,000, as compared to $6,745,000 as of the end of our fiscal year 2008.

During our fiscal year 2009, we changed our primary banking relationship to another unaffiliated financial institution, which includes a new line of credit of $2,500,000.  The outstanding balance on our line of credit bears interest at BBA LIBOR 1 month rate, plus 2.25%, (2.4956% as of October 3, 2009), with monthly payments of interest only and the unpaid principal balance and all accrued interest due in full on October 7, 2009.  We granted our lender a security interest in substantially all of our assets and a second mortgage on our corporate offices as collateral to secure our repayment obligations under our credit line.  Subsequent to our fiscal year 2009, the maturity date of our line of credit, (October 7, 2009), was extended until January 7, 2010 while we negotiate a modification of our line of credit arrangement with our lender. As of October 3, 2009, the amount outstanding under our secured line of credit was $1,586,000.

We repaid long term debt, including auto loans, financed insurance premiums, mortgages and capital lease obligations in the amount of $1,063,000 and $808,000 in our fiscal years 2009 and 2008, respectively.

We refinanced our line of credit during our fiscal year 2009 with our new lender.  During our fiscal year 2009, we borrowed $24,000 on our line of credit.  During our fiscal year 2008, we borrowed $600,000 on our line of credit to pay the balance of the purchase price for our limited partnership units in the limited partnership which owns the Davie, Florida location.

Financed Insurance Premiums

(i) For the policy year beginning December 30, 2008, our property insurance is a two (2) year policy with our insurance carrier.  The two (2) year property insurance premium is in the amount of $631,000 and is financed in full through an unaffiliated third party lender.  The finance agreement earns interest at the rate of 5.15% per annum and is amortized over 20 months, with monthly payments of principal and interest, each in the amount of $30,000.  The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(ii) For the policy year beginning December 30, 2008, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers, including automobile and excess liability coverage.  The one (1) year general liability insurance premiums, including automobile and excess liability coverage, total, in the aggregate $249,000 and this amount is financed in full through the same unaffiliated third party lender.  The finance agreement earns interest at the rate of 4.15% per annum and is amortized over 10 months, with monthly payments of principal and interest, each in the amount of $23,000.  The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(iii) For the policy year beginning December 30, 2008, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers, including excess liability coverage.  The one (1) year general liability insurance premiums, including excess liability coverage, total, in the aggregate amount of $214,000 and this amount is financed in full through the same unaffiliated third party lender.  The finance agreement earns interest at the rate of 4.05% per annum and is amortized over 10 months, with monthly payments of principal and interest, each in the amount of $19,000.  The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(iv) For the policy year beginning December 30, 2009, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers, including automobile and excess liability coverage.  The one (1) year general liability insurance premiums, including automobile and excess liability coverage, total in the aggregate $243,000 and this amount is financed in full through the same unaffiliated third party lender.  The finance agreement earns interest at the rate of 2.99% per annum and is amortized over 10 months, with monthly payments of principal and interest, each in the amount of $20,000.  The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(v) For the policy year beginning December 30, 2009, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers, including excess liability coverage.  The one (1) year general liability insurance premiums, including excess liability coverage, total, in the aggregate $200,000 and this amount is financed in full through the same unaffiliated third party lender.  The finance agreement earns interest at the rate of 2.99% per annum and is amortized over 11 months, with monthly payments of principal and interest, each in the amount of $13,000.  The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

As of October 3, 2009, the aggregate principal balance from the financing of our property and general liability insurance policies is $445,000.

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants, on October 21, 2009, we entered into a purchase agreement with our rib supplier, whereby we agreed to purchase approximately $3,200,000 of baby back ribs during calendar year 2010 from this vendor at a fixed cost.  While we anticipate purchasing all of our rib supply from this vendor, we believe there are several other alternative vendors available, if needed.

Purchase of Limited Partnership Interests

During our fiscal year 2009, we did not purchase any limited partnership interests.   During our fiscal year 2008, we purchased from two separate limited partners (neither of whom are officers, directors or family members of officers or directors) limited partnership interests of varying amounts (0.13% to 2.67%) in nine (9) limited partnerships which own restaurants for an aggregate purchase price of $125,000.

Working capital

The table below summarizes our current assets, current liabilities and working capital for our fiscal years 2009 and 2008:

(in thousands)	Oct. 3 2009	Sept. 27 2008

Current assets	$8,527	$7,083

Current liabilities	6,440	4,735

Working capital	2,087	2,348

Working capital as of 0ctober 3, 2009 decreased by $261,000 or 11.12% from working capital as of September 27, 2008.  Our working capital decreased during our fiscal year 2009 from our working capital for our fiscal year ending September 27, 2008 due to the re-classification of our line of credit, which matures on October 7, 2009, as a current liability.  Our prior lender consistently extended the maturity date on our line of credit on a quarterly basis and accordingly, our obligations under our prior line of credit were not recorded as a current liability.

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures in our fiscal year 2010.  Subsequent to the end of our fiscal year 2009, we closed on the purchase of the real property and building where our combination restaurant and package liquor store located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operates, expending approximately $525,000 as the cash necessary to close.  We also closed on the purchase of the operating assets of the franchised restaurant located at 45 S. Federal Highway, Boca Raton, Florida, but no funds were required to close on the same due to amounts owed us by the franchisee.  We also anticipate that during our fiscal year 2010, working capital will be affected by the payment of the balance for the purchase of a surveillance camera system ($92,000).

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of the end of our fiscal year 2009 or our fiscal year 2008.

Critical Accounting Policies

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

Consolidation of Limited Partnerships

As of October 3, 2009, we operate nine (9) restaurants as general partner of the limited partnerships that own the operations of these restaurants.  Additionally, we expect that any expansion which takes place in opening new restaurants will also result in us operating the restaurants as general partner.  In addition to the general partnership interest we also purchase limited partnership units ranging from 13% to 48% of the total units outstanding.  As a result of these controlling interests, we consolidate the operations of these limited partnerships with ours despite the fact that we do not own in excess of 50% of the equity interests.  All intercompany transactions are eliminated in consolidation.  The minority interests in the earnings of these limited partnerships are removed from net income and are not included in the calculation of earnings per share.

Income Taxes

FASB ASC 740 – Income Taxes, requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss and tip credit carryforwards to the extent that realization of said benefits is more likely than not. For discussion regarding our carryforwards refer to Note 6 to the consolidated financial statements for our fiscal year 2009.

On September 30, 2007, we adopted the provisions regarding Accounting for Uncertainty in Income Taxes.  As required by these changes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  We applied these changes to tax positions for our fiscal year ending October 3, 2009.  We had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required.  We do not expect that unrecognized tax benefits will increase within the next twelve months.  We recognize accrued interest and penalties related to uncertain tax positions as income tax expense.

Other Matters

Impact of Inflation

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We do not ordinarily hold market risk sensitive instruments for trading purposes.  As of October 3, 2009 and September 27, 2008, we held no equity securities.

Interest Rate Risk

At October 3, 2009, of the Company’s debt arrangements, only borrowings under our line of credit bear interest at BBA LIBOR 1 month rate, plus 2.25%.  Increases in interest rates may have a material affect upon results of operations, depending upon the outstanding principal balance on our line of credit from time to time.

At October 3, 2009, our cash resources earn interest at variable rates.  Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on evaluations as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective.

Management’s Assessment on Internal Control over Financial Reporting/Limitations on the Effectiveness of Controls and Permitted Omission from Management’s Assessment

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Management conducted an evaluation of the effectiveness of the internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) as of October 3, 2009, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management, including the Principal Executive and Principal Financial Officers, based on their evaluation of our internal control over financial reporting, have concluded that our internal control over financial reporting was effective as of October 3, 2009.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

During the last fiscal quarter, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by February 1, 2010.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by February 1, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by February 1, 2010.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by February 1, 2010.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by February 1, 2010.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

See Item 8, “Financial Statements and Supplementary Data” for Financial Statements included with this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

All other schedules have been omitted because the required information is not applicable or the information is included in the consolidated financial statements or the Notes thereto.

(a)(3)  Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2	Plan of Reorganization, Amended Disclosure Statement, Amended Plan of Reorganization, Modification of Amended Plan of Reorganization,	SB-2	5/5/87	2

Second Modification of Amended Plan of Reorganization, Order Confirming Plan of Reorganization

3	Restated Articles of Incorporation, adopted January 9, 1984	10-K	12/29/02	3

10(a)(1)	Employment Agreement with Joseph G. Flanigan*	DEF14A	1/27/1988	10(a)(1)

10(a)(2)	Form of Employment Agreement between Joseph G. Flanigan and the Company (as ratified and amended by the stockholders at the 1988 annual meeting is incorporated herein by reference).*	10-K		10(a)(1)

10(c)	Consent Agreement regarding the Company's Trademark Litigation	8-K	4/10/1985	10( c)

10(d)	King of Prussia(#850)Partnership Agreement*	8-K	4/10/1985	10(d)

10(o)	Management Agreement for Atlanta, Georgia, (#600)*	10-K	10/3/1992	10(o)

10(p)	Settlement Agreement with Former Vice Chairman of the Board of Directors (re #5)	10-K	10/3/1992	10(p)

10(q)	Hardware Purchase Agreement and Software License Agreement for restaurant point of sale system.	10-KSB	10/2/1993	10(q)

10(a)(3)	Key Employee Incentive Stock Option Plan	DEF14A	1/26/1994	10(a)(3)

10( r)	Limited Partnership Agreement of CIC Investors #13, Ltd,. between Flanigan's Enterprises, Inc., as General Partner and fifty percent owner of the limited partnership, and Hotel Properties, LTD. *	10-KSB	9/30/1995	10(r)

10(s)	Form of Franchise Agreement between Flanigan's Enterprises, Inc. and Franchisees.*	10-KSB	9/30/1995	10(s)

10(t)	Licensing Agreement between Flanigan's Enterprises, Inc. and James B. Flanigan, dated November 4, 1996, for non-exclusive use of the servicemark "Flanigan's" in the	10-KSB	9/28/1996	10(t)

Commonwealth of Pennsylvania. *

10(u)
Limited Partnership Agreement of CIC Investors #15 Ltd., dated March 28, 1997, between B.D. 15 Corp. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as a limited partner owning twenty five percent of the limited partnership.  *
		10-KSB	9/27/1997	10(u)

10(v)
Limited Partnership Agreement of CIC Investors #60 Ltd., dated July 8, 1997, between Flanigan's Enterprises, Inc., as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning forty percent of the limited partnership. *
		10-KSB	9/27/1997	10(v)

10(w)	Stipulated Agreed Order of Dismissal upon Mediation with former franchisee.	10-KSB	9/27/1997	10(w)

10(x)
Limited Partnership Agreement of CIC Investors #70, Ltd. dated February 1999 between Flanigan's Enterprises, Inc. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning forty percent of the limited partnership.  *
		10-KSB	10/02/1999	10(x)

10(y)
Limited Partnership Agreement of CIC Investors #80, Ltd., dated May 2001, between Flanigan's Enterprises, Inc. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc., as limited partner owning twenty five percent of the limited partnership.  *
		10-KSB	9/29/2001	10(y)

10(z)
Limited Partnership Agreement of CIC Investors #95, Ltd., dated July 2001, between Flanigan's Enterprises, Inc., as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning twenty eight percent of the limited partnership.  *
		10-KSB	9/29/2001	10(z)

10(aa)
Limited Partnership Agreement of CIC Investors #75, Ltd., dated June 17, 2003, between Flanigan’s Enterprises, Inc., as General Partner, and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning twelve percent of the limited partnership.  *
		10-K	9/27/03	10(aa)

10(bb)
Limited Partnership Agreement of CIC Investors #65, Ltd., dated June 24, 2004, between Flanigan’s Enterprises, Inc., as General Partner, and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning twenty six percent of the limited partnership.  *
		10-K	10/2/2004	10(bb)

10(cc)
Amended and Restated Limited Partnership Certificate and Agreement of CIC Investors #13, Ltd., dated March 1, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning thirty nine percent of the limited partnership.  *
		10-K	9/30/2006	10(cc)

10(dd)
Limited Partnership Agreement of CIC Investors #50, Ltd., dated October 17, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning sixteen percent of the limited partnership.  *
		10-K	9/29/2007	10(dd)

10(ee)
Limited Partnership Agreement of CIC Investors #55, Ltd., dated December 12, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning forty eight percent of the limited partnership.  *
		10-K	9/29/2007	10(ee)

13	Registrant's Form 10-K constitutes the Annual Report to Shareholders for the fiscal year ended October 3, 2009.				X

21(a)	Company's subsidiaries are set forth in this Annual Report on Form 10-K.				X

31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 of Chief Executive Officer.				X

31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 of Chief Financial Officer.				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the				X

Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	X

*	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flanigan's Enterprises, Inc.
Registrant

By:	/s/ JAMES G. FLANIGAN II
JAMES G. FLANIGAN II
Chief Executive Officer
Date: 1/4/2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

/s/ JAMES G. FLANIGAN II	Chairman of the Board,	Date: 1/4/2010
James G. Flanigan II	Chief Executor Officer, and Director

/s/ JEFFREY D. KASTNER	Chief Financial Officer	Date: 1/4/2010
Jeffrey D. Kastner	Secretary and Director

/s/ MICHAEL ROBERTS	Director	Date: 1/4/2010
MICHAEL ROBERTS

/s/ GERMAINE M. BELL	Director	Date: 1/4/2010
Germaine M. Bell

/s/ BARBARA J. KRONK	Director	Date: 1/4/2010
Barbara J. Kronk

/s/ AUGIE BUCCI	Chief Operating Officer	Date: 1/4/2010
Augie Bucci	and Director

/s/ MICHAEL B. FLANIGAN	Director	Date: 1/4/2010
Michael B. Flanigan

/s/ PATRICK J. FLANIGAN	Director	Date: 1/4/2010
Patrick J. Flanigan

/s/ CHRISTOPHER O’NEIL	Director	Date: 1/4/2010
Christopher O’Neil

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 3, 2009 AND SEPTEMBER 27, 2008

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

INDEPENDENT AUDITOR’S REPORT	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Income	F-3

Statements of Stockholders’ Equity	F-4

Statements of Cash Flows	F-5 – F-6

Notes to Financial Statements	F-7 - F-29

INDEPENDENT AUDITOR’S REPORT

Board of Directors and Stockholders
Flanigan’s Enterprises, Inc.
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Flanigan’s Enterprises, Inc. and Subsidiaries as of October 3, 2009 and September 27, 2008 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended.  Flanigan’s Enterprises, Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flanigan’s Enterprises, Inc. and Subsidiaries as of October 3, 2009 and September 27, 2008, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

MarcumRachlin

a division of Marcum, LLP
Fort Lauderdale, Florida
January 4, 2010

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 3, 2009 AND SEPTEMBER 27, 2008

(rounded to the nearest thousandth, except share amounts)

ASSETS	2009	2008
Current Assets:
Cash and cash equivalents	$4,580,000	$3,244,000
Prepaid income taxes	332,000	176,000
Due from franchisees	270,000	351,000
Other receivables	94,000	123,000
Inventories	1,933,000	2,168,000
Prepaid expenses	980,000	778,000
Deferred tax assets	338,000	243,000
Total current assets	8,527,000	7,083,000

Property and Equipment, Net	21,240,000	21,601,000

Investment in Limited Partnership	140,000	151,000

Other Assets:
Liquor licenses, net	345,000	345,000
Deferred tax assets	830,000	729,000
Leasehold interests, net	1,644,000	1,880,000
Other	753,000	1,015,000
Total other assets	3,572,000	3,969,000
Total assets	$33,479,000	$32,804,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$3,756,000	$4,040,000
Due to franchisees	372,000	223,000
Current portion of long-term debt	681,000	419,000
Line of credit	1,586,000	-
Deferred revenues	21,000	34,000
Deferred rent	24,000	19,000
Total current liabilities	6,440,000	4,735,000

Long-Term Debt, Net of Current Portion	4,533,000	4,764,000

Line of Credit	-	1,562,000

Deferred Rent, Net of Current Portion	206,000	214,000

Minority Interests in Equity of Consolidated Limited Partnerships	7,906,000	8,437,000

Stockholders' Equity:
Common stock, $.10 par value; 5,000,000 shares authorized;4,197,642 shares issued for the years ended 2009 and 2008	420,000	420,000
Capital in excess of par value	6,240,000	6,240,000
Retained earnings	13,777,000	12,388,000
Treasury stock, at cost, 2,334,709 and 2,313,309 shares for the years ended 2009 and 2008, respectively	(6,043,000)	(5,956,000)
Total stockholders' equity	14,394,000	13,092,000
Total liabilities and stockholders' equity	$33,479,000	$32,804,000

See notes to consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended October 3, 2009 and September 27, 2008

(rounded to the nearest thousandth, except per share amounts)

	2009	2008
Revenues:
Restaurant food sales	$42,794,000	$40,906,000
Restaurant beverage sales	10,185,000	9,494,000
Package goods sales	12,632,000	12,317,000
Franchise-related revenues	1,126,000	1,066,000
Owner's fee	170,000	238,000
Other operating income	153,000	188,000
	67,060,000	64,209,000
Costs and Expenses:
Cost of merchandise sold:
Restaurants and lounges	18,187,000	17,032,000
Package goods	8,695,000	8,656,000
Payroll and related costs	19,676,000	19,065,000
Occupancy costs	3,995,000	3,977,000
Selling, general and administrative expenses	14,060,000	13,479,000
	64,613,000	62,209,000

Income from Operations	2,447,000	2,000,000

Other Income (Expense):
Interest expense	(436,000)	(495,000)
Interest and other income	232,000	103,000
	(204,000)	(392,000)

Income Before Provision for Income Taxes and	2,243,000	1,608,000
Minority Interests in Earnings of Consolidated
Limited Partnerships

Provision for Income Taxes	(227,000)	(564,000)

Minority interests in earnings of consolidated limited partnerships	(627,000)	13,000

Net Income	$1,389,000	$1,057,000

Net Income Per Common Share:
Basic	$0.74	$0.56
Diluted	$0.74	$0.56

Weighted Average Shares and Equivalent Shares Outstanding:
Basic	1,868,000	1,888,000
Diluted	1,868,000	1,889,000

See notes to consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED OCTOBER 3, 2009 AND SEPTEMBER 27, 2008

(rounded to nearest thousandth, except share amounts)

	Common Stock		Capital in		Treasury Stock
			Excess of	Retained
	Shares	Amount	Par Value	Earnings	Shares	Amount	Total

Balance, September 29, 2007	4,197,642	$420,000	$6,240,000	$11,331,000	2,306,909	$(5,907,000)	$12,084,000

Year Ended September 27, 2008:
Net income	-	-	-	1,057,000	-	-	1,057,000
Purchase of treasury stock	-	-	-	-	6,400	(49,000)	(49,000)
Balance, September 27, 2008	4,197,642	420,000	6,240,000	12,388,000	2,313,309	(5,956,000)	13,092,000

Year Ended October 3, 2009:
Net income	-	-	-	1,389,000	-	-	1,389,000
Purchase of treasury stock	-	-	-	-	21,400	(87,000)	(87,000)
Balance, October 3, 2009	4,197,642	$420,000	$6,240,000	$13,777,000	2,334,709	$(6,043,000)	$14,394,000

See notes to consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 3, 2009 AND SEPTEMBER 27, 2008

(rounded to nearest thousandth)
	2009	2008
Cash Flows from Operating Activities:
Net income	$1,389,000	$1,057,000
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,259,000	2,131,000
Amortization of leasehold interests	210,000	232,000
Other	83,000	43,000
Deferred income taxes	(196,000)	(272,000)
Deferred rent	(3,000)	(16,000)
Minority interests in earnings of consolidated limited partnerships	627,000	(13,000)
Income from unconsolidated limited partnership	(1,000)	(21,000)
Recognition of deferred revenues	(13,000)	(11,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Due from franchisees	81,000	384,000
Other receivables	32,000	30,000
Prepaid income taxes	(156,000)	(176,000)
Inventories	235,000	(3,000)
Prepaid expenses	655,000	909,000
Other assets	150,000	135,000
Increase (decrease) in:
Accounts payable and accrued expenses	(284,000)	374,000
Income taxes payable	-	(331,000)
Due to franchisees	149,000	(89,000)
Net cash and cash equivalents provided by operating activities	5,217,000	4,363,000

Cash Flows from Investing Activities:
Collections on notes and mortgages receivable	16,000	14,000
Purchase of property and equipment	(1,642,000)	(3,691,000)
Deposit on purchase of fixed assets	(36,000)	(294,000)
Purchase of leasehold interests	-	(27,000)
Proceeds from sale of fixed assets	53,000	19,000
Distributions from unconsolidated limited partnership	12,000	12,000
Net cash and cash equivalents used in investing activities	(1,597,000)	(3,967,000)

Cash Flows from Financing Activities:
Payments of long-term debt	(1,063,000)	(808,000)
Proceeds from line of credit	24,000	600,000
Purchase of minority limited partnership interest	-	(125,000)
Purchase of treasury stock	(87,000)	(49,000)
Distributions to limited partnerships' minority partners	(1,158,000)	(1,018,000)*
Proceeds from limited partnership interests	-	2,025,000
Net cash and cash equivalents provided by (used in) financing activities	(2,284,000)	625,000

Net Increase in Cash and Cash Equivalents	1,336,000	1,021,000

Cash and Cash Equivalents, Beginning	3,244,000	2,223,000

Cash and Cash Equivalents, Ending	$4,580,000	$3,244,000

See notes to consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

(rounded to nearest thousandth)
	2009	2008
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$436,000	$495,000
Income taxes	$587,000	$1,432,000

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,094,000	$847,000
Purchase deposits transferred to property and equipment	$292,000	$593,000
Refinanced line of credit with new lender	$1,562,000	$-
Purchase of vehicles in exchange for debt	$-	$26,000

*	exclusive of the Company's investment in the limited partnership owning the restaurant in Davie, Florida of $1,850,000 in fiscal year 2008.

See notes to consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 3, 2009 AND SEPTEMBER 27, 2008

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Capitalization

The Company was incorporated in 1959 and operates in South Florida as a chain of full-service restaurants and package liquor stores.  Restaurant food and beverage sales make up the majority of our total revenue.  At October 3, 2009, we (i) operated 23 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional six units, consisting of two restaurants, (one of which we operate) and four combination restaurants/package liquor stores.  With the exception of one restaurant we operate under the name “The Whale’s Rib”, and in which we do not have an ownership interest, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

The Company’s Articles of Incorporation, as amended, authorize us to issue and have outstanding at any one time 5,000,000 shares of common stock at a par value of $0.10 per share.

We operate under a 52-53 week year ending the Saturday closest to September 30.  Our fiscal year 2009 is comprised of a 53-week period and our fiscal year 2008 is comprised of a 52-week period.

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

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

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

Liquor Licenses

In accordance with the Financial Accounting Standards Board Accounting Standards Codification, “Intangibles - Goodwill and Other” (FASB ASC 350), our liquor licenses are indefinite lived assets, which are not being amortized, but are tested annually for impairment (see Note 5).

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

Our estimated useful lives range from three to five years for vehicles, and three to seven years for furniture and equipment.  Leasehold improvements are currently being amortized over the shorter of the life of the lease or the life of the asset up to a maximum of 20 years.  The building and building improvements of our corporate offices in Fort Lauderdale, Florida and our combination restaurant and package liquor store in Hallandale, Florida, both of which we own, are being depreciated over forty years.

Leasehold Interests

Our purchase of an existing restaurant location usually includes a lease to the business premises.  As a result, a portion of the purchase price is allocated to the leasehold interest.   We capitalize the cost of the leasehold interest and amortization commences upon our assumption of the lease.  We amortize leasehold interests on a straight line basis over the remaining term of the lease.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are cash and cash equivalents.

Cash and Cash Equivalents

We maintain deposit balances with financial institutions which balances may, from time to time, exceed the federally insured limits.  Effective October 2008 through December 31, 2013, federally insured limits have been increased from $100,000 to $250,000 for interest bearing deposits. In addition, effective October 14, 2008 through June 30, 2010, our financial banking institutions participate in the Temporary Liquidity Guarantee Program, which provides FDIC coverage on the full balance of non-interest bearing deposits. At October 3, 2009, we have no deposits in excess of federally insured limits.  We have not experienced any losses in such accounts.

Major Supplier

Throughout our fiscal years 2009 and 2008, we purchased substantially all of our food products from one major supplier pursuant to a master distribution agreement which entitled us to receive certain purchase discounts, rebates and advertising allowances.  We believe that several other alternative vendors are available, if necessary.

Revenue Recognition

We record revenues from normal recurring sales upon the sale of food and beverages and the sale of package liquor products.  We report our sales net of sales tax.  Continuing royalties, which are a percentage of net sales of franchised stores, are accrued as income when earned.

Pre-opening Costs

Our pre-opening costs are those typically associated with the opening of a new restaurant and generally include payroll costs associated with the “new restaurant openers” (a team of select employees who travel to new restaurants to ensure that our high standards for quality are met), rent and promotional costs.  We expense pre-opening costs as incurred.  During our

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pre-opening Costs (Continued)

fiscal year 2009, we had no limited partnership restaurants under development and therefore no limited partnerships reported losses primarily due to pre-opening costs.  During our fiscal year 2008, the limited partnership restaurant in Davie, Florida reported losses of $632,000, primarily due to pre-opening costs.

Advertising Costs

Our advertising costs are expensed as incurred.  Advertising costs incurred during our fiscal years ended October 3, 2009 and September 27, 2008 were approximately $351,000 and $217,000 respectively.

General Liability Insurance

We have general liability insurance which incorporates a semi-self-insured plan under which we assume the full risk of the first $50,000 of exposure per occurrence, while the limited partnerships assume the full risk of the first $10,000 of exposure per occurrence.  Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During our fiscal years ended October 3, 2009 and September 27, 2008, we were able to purchase excess liability insurance at a reasonable premium, whereby our excess insurance carrier is responsible for $6,000,000 coverage above our primary general liability insurance coverage. With the exception of one (1) limited partnership which has higher general liability insurance coverage to comply with the terms of its lease for the business premises, we are un-insured against liability claims in excess of $7,000,000 per occurrence and in the aggregate.

Our general policy is to settle only those legitimate and reasonable claims asserted and to aggressively defend and go to trial, if necessary, on frivolous and unreasonable claims. Under our current liability insurance policy, any expense incurred by us in defending a claim, including adjusters and attorney's fees, are a part of our $50,000 self-insured retention.

Fair Value of Financial Instruments

The respective carrying value of certain of our on-balance-sheet financial instruments approximated their fair value.  These instruments include cash and cash equivalents, note receivable, other receivables, accounts payables and accrued expenses and debt.  We have assumed carrying values to approximate fair values for those financial instruments, which are short-term in nature or are receivable or payable on demand. We estimated the fair value of debt based on current rates offered to us for debt of comparable maturities and similar collateral requirements.

Income Taxes

We account for our income taxes using FASB ASC 740, “Income Taxes”, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

We adopted the provisions regarding Accounting for Uncertainty in Income Taxes, which require the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We applied these changes to tax positions for our fiscal year ending October 3, 2009. We had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required. We do not expect that unrecognized tax benefits will increase within the next twelve months. We recognize accrued interest and penalities related to uncertain tax positions as income tax expense.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

We follow FASB ASC 718, “Compensation – Stock Compensation” to account for stock-based employee compensation, which generally requires, among other things that all employee share-based compensation be measured using a fair value method and that resulting compensation costs be recognized in the consolidated financial statements.   We had no unvested stock options as of January 1, 2006 and granted no stock options subsequent thereto, including our fiscal years 2009 and 2008, so there is no compensation expense recorded in our consolidated financial statements for our fiscal years 2009 or 2008.

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

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the presentation of the 2009 consolidated financial statements, which did not have a material impact on our net income or total assets.

Earnings Per Share

We follow FASB ASC Section 260 - “Earnings per Share.”  This section provides for the calculation of basic and diluted earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share assumes the exercise of options granted if the weighted average market price exceeds the exercise price.  Earnings per share are computed by dividing income available to common stockholders by the basic and diluted weighted average number of common shares.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted and Recently Issued Accounting Pronouncements

Adopted

In June 2009, FASB established the FASB Accounting Standards Codification (“Codification”) to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, except for SEC rules and interpretive releases, which is also authoritative guidance for SEC registrants.  The Codification does not change GAAP, except in limited circumstances, and the content of the Codification carries the same level of GAAP authority.  The GAAP hierarchy has been modified to include only two levels of GAAP:  authoritative and nonauthoritative.  Other than the manner in which the new accounting guidance is referenced, the adoption of these changes did not have a material effect on the Company’s consolidated financial statements.  We adopted the Codification in the fourth quarter of our fiscal year 2009 and as a result, references to legacy GAAP accounting pronouncements in our consolidated financial statement disclosures have been modified to reflect plain English descriptions.

We follow FASB ASC Section 855 - “Subsequent Events”, which introduces the concept of financial statements being available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date as either the date the financial statements were issued or were available to be issued.  The implementation of this standard did not have a significant impact on our consolidated financial condition, results of operations or cash flows.

Issued

In June 2009, the FASB issued changes to the accounting for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  In addition, these changes require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity.  These changes become effective for annual periods beginning after November 15, 2009 and will be adopted by us in our fiscal year 2011.  We are currently evaluating the potential impact, if any, of the adoption of these changes on consolidated results of operations and financial condition.

In March 2008, the FASB issued changes regarding derivatives and hedging to enhance disclosures about an entity’s derivative and hedging activities.  These changes are effective for all financial statements issued in fiscal years and interim periods beginning after November 15, 2008 and early application is encouraged.  These changes also encourage but

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted and Issued Accounting Pronouncements (Continued)

Issued   (Continued)

do not require comparative disclosures for earlier periods at initial adoption.  As we do not currently engage in derivative transactions or hedging activities, we do not anticipate any significant financial statement disclosure impact as a result of our evaluation of these changes.

In December 2007, the FASB issued changes regarding business combinations.  These changes establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  These changes also establish disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  These changes are effective for the fiscal years beginning after December 15, 2008 and will be adopted by us in the first quarter of our fiscal year 2010.  This guidance will have an impact on our accounting for any future business acquisitions.

In December 2007, the FASB issued changes regarding consolidation and non-controlling interests in consolidated financial statements.  These changes will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity.  This new consolidation method will significantly change the accounting for transactions with minority interest holders.  These changes are effective for fiscal years beginning after December 15, 2008 (our fiscal year 2010).  This guidance will have an impact on our consolidated financial statements.

NOTE 2.	PROPERTY AND EQUIPMENT

	2009	2008

Furniture and equipment	$9,589,000	$9,184,000
Leasehold improvements	19,131,000	18,195,000
Land and land improvements	5,110,000	5,104,000
Building and improvements	2,397,000	2,385,000
Vehicles	688,000	685,000
	36,915,000	35,553,000
Less accumulated depreciation and amortization	15,675,000	13,952,000
	$21,240,000	$21,601,000

Depreciation expense for the fiscal years ended October 3, 2009 and September 27, 2008 was approximately $2,259,000 and $2,131,000, respectively.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 3.	LEASEHOLD INTERESTS

	2009	2008

Leasehold interests, at cost	$2,912,000	$2,938,000
Less accumulated amortization	1,268,000	1,058,000
	$1,644,000	$1,880,000

Future leasehold amortization as of October 3, 2009 is as follows:

2010	$205,000
2011	205,000
2012	147,000
2013	128,000
2014	128,000
Thereafter	831,000
Total	$1,644,000

NOTE 4.	INVESTMENTS IN LIMITED PARTNERSHIPS

We have invested with others, (some of whom are or are affiliated with our officers and directors), in ten limited partnerships which own and operate ten South Florida based restaurants under our service mark “Flanigan’s Seafood Bar and Grill”.  In addition to being a limited partner in these limited partnerships, we are the sole general partner of all of these limited partnerships and manage and control the operations of the restaurants except for the restaurant located in Fort Lauderdale, Florida where we only hold a limited partnership interest.

Generally, the terms of the limited partnership agreements provide that until the investors’ cash investment in a limited partnership (including any cash invested by us) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant, as a return of capital, up to 25% of the cash invested in the limited partnership, with no management fee paid to us.  Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee and one-half (1/2) to the investors, (including us), prorata based upon the investors’ investment, as a return of capital.  Once all of the investors, (including us), have received, in full, amounts equal to their cash invested, an annual management fee becomes payable to us equal to one-half (½) of cash available to be distributed, with the other one half (½) of available cash distributed to the investors (including us), as a profit distribution, pro-rata based upon the investors’ investment.

As of October 3, 2009, limited partnerships owning three (3) restaurants, (Surfside, Florida, Kendall, Florida and West Miami, Florida locations),  have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership.  In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our “Flanigan’s Seafood

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4.	INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

Bar and Grill” service mark, which use is authorized only while we act as general partner.  This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears.  Although we have no restaurants under development and whether we will have any under development in the future will be dependent, among other things, on market conditions and our ability to raise capital, we anticipate that we will continue to form limited partnerships to raise funds to own and operate restaurants under our service mark “Flanigan’s Seafood Bar and Grill” using the same or substantially similar financial arrangement.

Surfside, Florida

We are the sole general partner and a 45% limited partner in this limited partnership which has owned and operated a restaurant in Surfside, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since March 6, 1998.  34.9% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.  This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. This entity is consolidated in the accompanying financial statements.

Kendall, Florida

We are the sole general partner and a 41% limited partner in this limited partnership which has owned and operated a restaurant in Kendall, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since April 4, 2000.  29.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. This entity is consolidated in the accompanying financial statements.

West Miami, Florida

We are the sole general partner and a 27% limited partner in this limited partnership which has owned and operated a restaurant in West Miami, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 11, 2001.  34.1% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.  This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. This entity is consolidated in the accompanying financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4.	INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

Weston, Florida

We are the sole general partner and a 30% limited partner in this limited partnership which has owned and operated a restaurant in Weston, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since January 20, 2003.  35.1% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.  As of the end of our fiscal year 2009, this limited partnership has returned to its investors approximately 73.75% of their initial cash invested.  During our fiscal year 2009, no distribution were made to limited partners as this limited partnership had limited cash flow generated by this restaurant.  This entity is consolidated in the accompanying financial statements.

Stuart, Florida

We are the sole general partner and a 13% limited partner in this limited partnership which has owned and operated a restaurant in a Howard Johnson’s Hotel in Stuart, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since January 11, 2004. 31.0% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.  As of the end of our fiscal year 2009, this limited partnership has returned to its investors approximately 22.5% of their initial cash invested.

During our fiscal years 2009 and 2008, no distributions were made to limited partners as this limited partnership had a net gain of $1,000 and a net loss of $8,000 from the operation of the restaurant during the fiscal years 2009 and 2008, respectively, before depreciation and amortization, and owed the Company $241,000 and $216,000, as of the end of our fiscal years 2009 and 2008, respectively, in advances made to meet operating losses.  This entity is consolidated in the accompanying financial statements and therefore the intercompany transactions are eliminated.  As of October 3, 2009, the amounts this limited partnership owes to us have been offset with an allowance for doubtful accounts, in the amount of $241,000, on our balance sheet and is offset by an eliminating entry in consolidation in accordance with ASC 810 regarding accounting for consolidation.

On October 1, 2009, the limited partnership operating the Stuart, Florida restaurant was served with a copy of a complaint, arising out of foreclosure proceedings commenced against the limited partnership’s landlord.  The limited partnership was named in and served with the complaint because it is the tenant on the property which is the subject of the foreclosure proceedings.  As of October 3, 2009, due to the limited partnership’s inability to re-negotiate its three year renewal option, it leases the property on a month-to-month term. We do not know what the outcome of these foreclosure proceedings will be or what impact it will have on the limited partnership, but thus far no request has been made to have the limited partnership vacate the premises.  If the limited partnership were required to vacate the Stuart, Florida premises, it would have a material adverse effect on its operations.  No assurance can

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4.	INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

Stuart, Florida (Continued)

be given that the limited partnership would be able to locate a suitable replacement location at reasonable rates and terms, if at all.

Wellington, Florida

We are the sole general partner and a 28% limited partner in this limited partnership which has owned and operated a restaurant in Wellington, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since May 27, 2005.  25.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.  As of the end of our fiscal year 2009, this limited partnership has returned to its investors approximately 42% of their initial cash invested, increased from approximately 41% as of the end of our fiscal year 2008.  This entity is consolidated in the accompanying financial statements.

Pinecrest, Florida

We are the sole general partner and 40% limited partner in this limited partnership which has owned and operated a restaurant in Pinecrest, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since August 14, 2006.  15.0% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.  As of the end of our fiscal year 2009, this limited partnership has returned to its investors approximately 34% of their initial cash invested, increased from approximately 18% as of the end of our fiscal year 2008.  This entity is consolidated in the accompanying financial statements.

Davie, Florida

We are the sole general partner and a 48% limited partner in this limited partnership which has owned and operated a restaurant in Davie, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since July 28, 2008.  9.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.  As of the end of our fiscal year 2009, this limited partnership has returned to its investors approximately 7.0% of their initial cash invested.  This entity is consolidated in the accompanying financial statements.

Pembroke Pines, Florida

We are the sole general partner and a 17% limited partner in this limited partnership which has owned and operated a restaurant in Pembroke Pines, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 29, 2007.  17.9% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4.	INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

Pembroke Pines, Florida (Continued)

members.  As of the end of our fiscal year 2009, this limited partnership has returned to its investors approximately 11% of their initial cash invested.  As of the end of our fiscal year 2008, no cash had been distributed to investors. This entity is consolidated in the accompanying financial statements.

Fort Lauderdale, Florida

A corporation, owned by one of our directors, acts as sole general partner of a limited partnership which has owned and operated a restaurant in Fort Lauderdale, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since April 1, 1997.  We have a 25% limited partnership interest in this limited partnership.  58.8% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.  We have a franchise arrangement with this limited partnership.  For accounting purposes, we do not consolidate the operations of this limited partnership into our operations.  This entity is reported using the equity method in the accompanying consolidated financial statements.

The following is a summary of condensed unaudited financial information pertaining to our limited partnership investment in Fort Lauderdale, Florida:

Financial Position:	2009	2008
Current assets	$76,000	$75,000
Non-current assets	525,000	549,000
Current liabilities	126,000	87,000
Non-current liabilities	28,000	44,000

Operating Results:
Revenues	2,300,000	2,287,000
Gross profit	1,509,000	1,525,000
Net income	1,300	86,000

NOTE 5.	LIQUOR LICENSES

Liquor licenses, which are indefinite lived assets, are tested for impairment in September of each of our fiscal years.  The fair value of liquor licenses at October 3, 2009, exceeded the carrying amount; therefore, we recognized no impairment loss.  The fair value of the liquor licenses was evaluated by comparing the carrying value to recent sales for similar liquor licenses in the County issued.  At October 3, 2009 and September 27, 2008, the total carrying amount of our liquor licenses was approximately $345,000.  We acquired no liquor licenses in fiscal year 2009 which required capitalization.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 6.	INCOME TAXES

The components of our provision for income taxes for our fiscal years 2009 and 2008 are as follows:

	2009	2008
Current:
Federal	$331,000	$687,000
State	92,000	148,000
Deferred:	423,000	835,000
Federal	(167,000)	(245,000)
State	(29,000)	(26,000)
	(196,000)	(271,000)
	$227,000	$564,000

A reconciliation of income tax computed at the statutory federal rate to income tax expense is as follows:

	2009	2008

Tax provision at the statutory rate of 34%	$549,000	$563,000
State income taxes, net of federal income tax	58,000	72,000
Tax benefit of tip credit generated	(167,000)	(160,000)
Sec. 179 phase out and other permanent items	-	85,000
Tax effect of consolidation elimination entry	(81,000)	-
Deferred tax asset true up	(140,000)	-
Other	8,000	4,000
	$227,000	$564,000

We have deferred tax assets which arise primarily due to depreciation recorded at different rates for tax and book purposes offset by cost basis differences in depreciable assets due to the deferral of the recognition of insurance recoveries on casualty losses for tax purposes, investments in limited partnerships, accruals for potential uninsured claims, bonuses accrued for book purposes but not paid within two and a half months for tax purposes, the capitalization of certain inventory costs for tax purposes not recognized for financial reporting purposes, the recognition of revenue from gift cards not redeemed within twelve months of issuance, allowances for uncollectable receivables and tax credit carryforwards generated as a result of the application of alternative minimum taxes.

The components of our deferred tax assets at October 3, 2009 and September 27, 2008 were as follows:

	2009	2008

Current:
Reversal of aged payables	$27,000	$27,000
Capitalized inventory costs	20,000	22,000
Accrued bonuses	135,000	142,000
Accruals for potential uninsured claims	48,000	43,000
Gift cards	16,000	9,000
Allowance for account receivable for consolidated affiliate	92,000	-
	$338,000	$243,000
Long-Term:
Book/tax differences in property and equipment	$406,000	$421,000
Limited partnership investments	403,000	308,000
Alternative minimum tax carryforward	21,000	-
	$830,000	$729,000

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7.	DEBT

Long-Term Debt

	2009	2008

Mortgage payable to bank, secured by land and building, bearing interest at 7.5%; payable in monthly installments of principal and interest of $28,600, maturing in October, 2013.	$3,273,000	$3,363,000

Mortgage payable to bank, secured by first mortgage on a building, bearing interest at 7.25%; payable in monthly installments of principal and interest of approximately $8,000, maturing in December, 2013.	936,000	962,000

Mortgage payable, secured by land and building, bearing interest at 10.0%; payable in monthly installments of principal and interest of $3,949, maturing in May, 2017.	444,000	446,000

Note payable to finance company, secured by vehicle, bearing interest at 9.25%, payable in monthly installments of principal and interest of approximately $4,500 through maturity in July 2010, at which time the unpaid principal of $45,000 becomes due.	80,000	122,000

Financed insurance premiums, secured by all insurance policies, bearing interest between 4.05% and 5.15%, payable in monthly installments of principal and interest in the aggregate amount of $77,000 through November 30, 2008 and $72,000 through November 30, 2009 for general liability insurance. The monthly installment for the property insurance will remain at $30,000 a month through August 31, 2010.	445,000	231,000

Other	36,000	59,000
	5,214,000	5,183,000
Less current portion	681,000	419,000
	$4,533,000	$4,764,000

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7.	DEBT (Continued)

Long-Term Debt (Continued)

Long-term debt at October 3, 2009 matures as follows:

2010	681,000
2011	157,000
2012	154,000
2013	166,000
2014	3,632,000
Thereafter	424,000
$5,214,000

Line of Credit

During our fiscal year 2009, we changed our primary banking relationship to another unaffiliated financial institution, which includes a new line of credit of $2,500,000.  The outstanding balance on our line of credit bears interest at BBA LIBOR 1 month rate, plus 2.25%, (2.4956% as of October 3, 2009), with monthly payments of interest only and the unpaid principal balance and all accrued interest due in full on October 7, 2009.  We granted our lender a security interest in substantially all of our assets and a second mortgage on our corporate offices as collateral to secure our repayment obligations under our credit line.  Subsequent to our fiscal year 2009, the maturity date of our line of credit, (October 7, 2009), was extended until January 7, 2010 while we negotiate a modification of our line of credit arrangement with our lender.  As of October 3, 2009, the amount outstanding under our secured line of credit was $1,586,000, as compared to $1,562,000 as of September 27, 2008.

NOTE 8.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Legal Matters

We own the building where our corporate offices are located.  On April 16, 2001, we filed suit against the owner of the adjacent shopping center to determine our right to non-exclusive parking in the shopping center.  During fiscal year 2007, the appellate court affirmed and upon re-hearing, again affirmed the granting of a summary judgment in favor of the shopping center.  The seller from whom we purchased the building was named as a defendant in the lawsuit by the owner of the adjacent shopping center and we filed and served a cross-complaint against the seller.  During the fourth quarter of our fiscal year 2009, the seller was awarded reimbursement of its attorneys’ fees and costs in the amount of $109,000 and we filed our motion for re-consideration of a part of such award.  As of October 3, 2009, we have not paid the award of attorneys’ fees and costs, although we have accrued the same, nor has there been a hearing scheduled on our motion for re-consideration of a portion of the award.  During the second quarter of our fiscal year 2009, the seller filed suit against us for malicious prosecution.  We deny the allegations and are vigorously defending against the allegations.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Legal Matters (Continued)

We are a party to various claims, legal actions and complaints arising in the ordinary course of our business.  It is our opinion that all such matters are without merit or involve such amounts that an unfavorable disposition would not have a material adverse effect on our financial position or results of operations.

Leases

We lease a substantial portion of the land and buildings used in our operations under leases with initial terms expiring between 2010 and 2049.  Renewal options are available on many of our leases.  Most of our leases are fixed rent agreements.  For two Company-owned restaurant/package liquor store combination units, lease rentals are subject to sales overrides ranging from 1.75% to 4% of annual sales in excess of established amounts.  For four limited partnership restaurants, lease rentals are subject to sales overrides ranging from 2% to 5.5% of annual sales in excess of the base rent paid.  We recognize rent expense on a straight line basis over the term of the lease and percentage rent as incurred.  Certain of our leases are subject to fair market rental appraisals at the time of renewal.  We have the option to purchase the real property which we lease for the operation of our Fort Lauderdale, Florida restaurant.

We have a ground lease for an out parcel in Hollywood, Florida where we constructed a 4,120 square foot stand-alone building, one-half (1/2) of which is used by us for the operation of our Company-owned package liquor store and the other one-half (1/2) of which is subleased to an unrelated third party as retail space.  Rent for the retail space commenced January 1, 2005, and we generated $49,000 of revenue from this source during both our fiscal years ended October 3, 2009 and September 27, 2008.  Total future minimum sublease payments under the non-cancelable sublease are $290,000, including Florida sales tax (currently 6%).

Future minimum lease payments, including Florida sales tax (currently 6% to 7%) under our non-cancelable operating leases as of October 3, 2009 are as follows:

2010	$2,308,000
2011	1,919,000
2012	1,528,000
2013	1,451,000
2014	1,418,000
Thereafter	4,191,000
Total	$12,815,000

Total rent expense for all of our operating leases was approximately $2,725,000 and $2,697,000 in our fiscal years 2009 and 2008, respectively, and is included in “Occupancy

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Leases (Continued)

costs” in our accompanying consolidated statements of income.  This total rent expense is comprised of the following:

	2009	2008

Minimum Base Rent	$2,367,000	$2,301,000
Contingent Percentage Rent	358,000	396,000
Total	$2,725,000	$2,697,000

We guarantee various leases for franchisees and stores sold in prior years.  Remaining rental payments required under these leases total approximately $1,553,000.

We account for such lease guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” or FIN 45, now included in ASC Topic 460.  Under that standard, we would be required to recognize the fair value or guarantees issued or modified after December 31, 2002, for non-contingent guarantee obligations, and also a liability for contingent guarantee obligations based on the probability that the guaranteed party will not perform under the contractual terms of the guaranty agreement.

We do not believe it is probable that we will be required to perform under the remaining lease guarantees and therefore, no liability has been accrued in our consolidated financial statements.

Purchase Commitments

Effective October 21, 2009, we entered into a purchase agreement with our rib supplier. The terms of the agreement stipulate that we will purchase approximately $3,200,000 of baby back ribs during the 2010 calendar year at a fixed cost.  We contract for the purchase of baby back ribs on an annual basis to fix the cost and ensure adequate supply for the calendar year.  We purchase all of our rib supply from this vendor, but we believe that several other alternative vendors are available, if necessary.

Franchise Program

At October 3, 2009 and September 27, 2008, we were the franchisor of six units under franchise agreements.  Of the six franchised stores, four are combination restaurant/package liquor stores and two are restaurants.  Four franchised stores are owned and operated by related parties. Under the franchise agreements, we provide guidance, advice and management assistance to the franchisees.  In addition and for an additional annual fee of approximately $25,000, we also act as fiscal agent for the franchisees whereby we collect all revenues and pay all expenses and distributions.  We also, from time to time, advance funds on behalf of the franchisees for the cost of renovations.  The resulting amounts receivable from and payable to these franchisees are reflected in the accompanying consolidated balance sheet as either an asset or a liability.  We also agree to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory.  The franchise agreements provide for royalties to us of approximately 3% of gross restaurant sales and 1% of gross package liquor sales.  We are not currently offering or accepting new franchises.

Employment Agreement/Bonuses

As of October 3, 2009 and September 27, 2008, we had no employment agreements. Our Board of Directors approved an annual performance bonus, with 14% of the corporate pre-tax net income, plus or minus non-recurring items, but before depreciation and

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Employment Agreement/Bonuses  (Continued)

amortization in excess of $650,000 paid to the Chief Executive Officer and 6% paid to other members of management.  Bonuses for our fiscal years 2009 and 2008 amounted to approximately $459,000 and $492,000, respectively.

Our Board of Directors also approved an annual performance bonus, with 5% of the pre-tax net income before depreciation and amortization from our restaurants and our share of the pre-tax net income before depreciation and amortization from the restaurants owned by the limited partnerships paid to the Chief Operating Officer and 5% paid to the Chief Financial Officer.  Bonuses for our fiscal years 2009 and 2008 amounted to approximately $331,000 and $357,000, respectively.

Our Board of Directors approved an annual performance bonus, with 3% of the pre-tax net income before depreciation and amortization from the package liquor stores paid to the Vice President of Package Operations.  Bonuses for our fiscal years 2009 and 2008 amounted to approximately $24,000 and $22,000, respectively.

Management Agreements

Atlanta, Georgia

We own, but do not operate, an adult entertainment nightclub located in Atlanta, Georgia which operates under the name “Mardi Gras”.  We have a management agreement with an unaffiliated third party to manage the club.  Under our management agreement, the unaffiliated third party management firm is obligated to pay us an annual amount, paid monthly, equal to the greater of $150,000 or ten (10%) percent of gross sales from the club, offset by one-half (1/2) of any rental increases, provided our fees will never be less than $150,000 per year.  For our fiscal years ended October 3, 2009 and September 27, 2008, we generated $170,000 and $238,000 of revenue, respectively, from the operation of the club.

Deerfield Beach, Florida

Since January, 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to management agreement.  We paid $500,000 in exchange for our rights to manage this restaurant.  The management agreement is being amortized straight line over the life of the initial term of the agreement, ten (10) years. As of October 3, 2009 and September 28, 2008, the balance of our management agreement of $312,000 and $362,000 was included in other assets in the accompanying consolidated balance sheet. The restaurant is owned by a third party unaffiliated with us.  In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Management Agreements  (Continued)

Deerfield Beach, Florida (Continued)

restaurant.  The term of the management agreement, which commenced January 9, 2006, is for ten (10) years, with four (4) five (5) year renewal options in favor of the owner of the restaurant.  For our fiscal years ended October 3, 2009 and September 27, 2008, we generated $185,000 and $150,000 of revenue, respectively, from providing these management services.  As of October 3,2009, we have generated revenue in the aggregate amount of $603,000 since the effective date of the management agreement on January 9, 2006.

NOTE 9.	COMMON STOCK

Treasury Stock

Purchase of Common Shares

Pursuant to a discretionary plan approved by the Board of Directors, during our fiscal year 2009, we purchased 21,400 shares of our common stock for an aggregate purchase price of $87,000.  Of the shares purchased, we purchased 850 shares of our common stock from the Joseph G. Flanigan Charitable Trust for $4,000 and 325 shares of our common stock from an employee for $2,000 in off market transactions, which reflected an actual per share purchase price which was equal to the average per share market price on the date of purchase.  The balance of our common stock purchased, 20,225 shares, were purchased on the open market for an aggregate purchase price of $81,000.  During our fiscal year 2008, we purchased 6,400 shares of our common stock for an aggregate purchase price of $49,000.  Of the shares purchased, we purchased 1,200 shares of our common stock from the Joseph G. Flanigan Charitable Trust for $9,600 and 2,500 shares of our common stock from an employee for $20,000 in off market transactions, which reflected an actual per share purchase price which was equal to the average per share market price on the date of purchase.  The balance of our common stock purchased, 2,700 shares, was purchased on the open market for an aggregate purchase price of $19,400.

Sale of Common Shares

During our fiscal years 2009 and 2008, we did not sell any shares of our common stock.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 9.	COMMON STOCK (Continued)

Stock Options

We granted no options during our fiscal years 2009 and 2008.  We have no options outstanding at October 3, 2009.   During fiscal years ended October 3, 2009 and September 27, 2008, 49,350 and 950 options expired unexercised.

NOTE 10.	NET INCOME PER COMMON SHARE

In the fourth quarter of our fiscal year 2008 and until their expiration in the third quarter of our fiscal year 2009, 49,350 options vested and outstanding were anti-dilutive and were not included in the computation of diluted EPS for the fourth quarter of our fiscal year 2008 or the first and second quarters of our fiscal year 2009.

	2009	2008

Basic weighted average shares	1,868,000	1,888,000
Incremental shares relating to outstanding options	-	1,000
Diluted weighted average shares	1,868,000	1,889,000

NOTE 11.	BUSINESS SEGMENTS

We operate principally in two reportable segments –package stores and restaurants.  The operation of package stores consists of retail liquor sales and related items.  Information concerning the revenues and operating income for our fiscal years ended 2009 and 2008, and identifiable assets for the two reportable segments in which we operate, are shown in the following table.  Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment.  In computing operating income, none of the following items have been included:  interest expense, other non-operating income and expense and income taxes.  Identifiable assets by segment are those assets that are used in our operations in each segment.  Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters.  We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

Operating Revenues:	2009	2008
Restaurants	$52,979,000	$50,400,000
Package stores	12,632,000	12,317,000
Other revenues	1,449,000	1,492,000
Total operating revenues	$67,060,000	$64,209,000

Operating Income Reconciled to Income before Income Taxes and Minority Interest in earnings (losses) of Consolidated Limited Partnerships:
Restaurants	$3,695,000	$3,669,000
Package stores	526,000	491,000
	4,221,000	4,160,000
Corporate expenses, net of other revenues	(1,774,000)	(2,160,000)
Operating income	2,447,000	2,000,000
Equity in net income of limited partnership	1,000	21,000
Minority interest in (earnings) losses of consolidated limited partnerships	(627,000)	13,000
Interest expense, net of interest income	(205,000)	(413,000)
Income Before Income Taxes	$1,616,000	$1,621,000
Identifiable Assets:
Restaurants	$19,587,000	$19,699,000
Package store	3,396,000	3,673,000
	22,983,000	23,372,000
Corporate	10,496,000	9,432,000
Consolidated Totals	$33,479,000	$32,804,000

Capital Expenditures:
Restaurants	$1,284,000	$3,825,000
Package stores	305,000	194,000
	1,589,000	4,019,000
Corporate	345,000	318,000
Total Capital Expenditures	$1,934,000	$4,337,000

Depreciation and Amortization:
Restaurants	$1,887,000	$1,759,000
Package stores	250,000	252,000
	2,137,000	2,011,000
Corporate	332,000	352,000
Total Depreciation and Amortization	$2,469,000	$2,363,000

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 12.	QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of our unaudited quarterly results of operations for the quarters in our fiscal years 2009 and 2008.

	Quarter Ended
	December 27, 2008	March 28, 2009	June 27, 2009	October 3, 2009

Revenues	$16,253,000	$17,757,000	$16,491,000	$16,559,000
Income from operations	289,000	1,214,000	650,000	294,000
Net income	172,000	684,000	311,000	222,000
Net income per share –
Basic	0.09	0.37	0.17	0.12
Net income per share –
Diluted	0.09	0.37	0.17	0.12
Weighted average common stock outstanding – basic	1,876,681	1,870,690	1,863,007	1,862,743
Weighted average common stock outstanding – diluted	1,876,681	1,870,690	1,863,007	1,862,743

	Quarter Ended
	December 29, 2007	March 29, 2008	June 28, 2008	September 27, 2008

Revenues	$15,904,000	$16,983,000	$15,765,000	$15,557,000
Income from operations	180,000	970,000	651,000	199,000
Net income	185,000	470,000	336,000	66,000
Net income per share –
Basic	0.10	0.25	0.18	0.03
Net income per share –
Diluted	0.10	0.25	0.18	0.03
Weighted average common stock outstanding – basic	1,890,372	1,889,121	1,886,077	1,885,274

Weighted average common stock outstanding – diluted	1,903,300	1,899,992	1,895,378	1,885,573

Quarterly operating results are not necessarily representative of our operations for a full year for various reasons including the seasonal nature of both the restaurant and package store segments.

NOTE 13.	401(k) PLAN

Effective July 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements.  Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code.  We are not required to contribute to the plan but may make discretionary profit sharing and matching contributions.  During our fiscal years 2009 and 2008, we made discretionary contributions of $NONE and $30,000, respectively.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 14.	SUBSEQUENT EVENTS

(a)	Purchase of Real Property, (Hollywood, FL.):

During the fourth quarter of our fiscal year 2009 we contracted and then subsequent to our fiscal year 2009, we closed on the purchase of the real property and building where our combination restaurant and package liquor store located at 2505 N. University Drive, Hollywood, Florida, (Store #19), operates.  We paid $1,350,000 for this property, $850,000 of which we borrowed from an unaffiliated third party, pursuant to a first mortgage.  The mortgage amount bears interest at the rate of eight and one-half (8½%) percent per annum, is amortized over fifteen (15) years with equal monthly payments of principal and interest, each in the amount of $8,000.00, with the entire principal balance and all accrued interest due in eight (8) years.

(b)	Purchase of Operating Assets from Franchisee (Boca Raton, Fl.)

Subsequent to our fiscal year 2009, we purchased from our franchisee, the operating assets of the franchised restaurant located at 45 S. Federal Highway, Boca Raton, Palm Beach County, Florida for an aggregate purchase price of $245,000 and on October 18, 2009 this restaurant began operating as a Company-owned restaurant. No funds were required to close this purchase due to amounts owed to us by the franchisee. The lease at this location expires on April 30, 2011.  Our franchisee was unsuccessful in obtaining an extension of the lease term.  There can be no assurance that the lease term will be extended or that we will find a suitable replacement location at reasonable rates, if at all.

Subsequent events have been evaluated through January 4, 2010, the date these financial statements were issued. No events, other than the events described above, required disclosure.