Form 10-Q
period 2010-01-02
FLANIGANS ENTERPRISES INC
filed 2010-02-16
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2010

OR
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 1-6836

FLANIGAN'S ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-0877638
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5059 N.E. 18th Avenue, Fort Lauderdale, Florida	33334
(Address of principal executive offices)	(Zip Code)

(954) 377-1961
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No ☒

On February 16, 2010, 1,861,933 shares of Common Stock, $0.10 par value per share, were outstanding.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

Index

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	---------Thirteen Weeks Ended--------
	January 2, 2010	December 27, 2008

REVENUES:
Restaurant food sales	$10,604	$10,169
Restaurant bar sales	2,609	2,404
Package store sales	3,593	3,348
Franchise related revenues	281	262
Owner’s fee	53	44
Other operating income	24	26
	17,164	16,253

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	4,582	4,232
Package goods	2,453	2,366
Payroll and related costs	4,919	4,755
Occupancy costs	1,061	1,001
Selling, general and administrative expenses	3,558	3,610
	16,573	15,964
Income from Operations	591	289

OTHER INCOME (EXPENSE):
Interest expense	(105)	(119)
Interest and other income	17	167
	(88)	48

Income before Provision for Income Taxes	503	337

Provision for Income Taxes	(111)	(73)

Net Income before income attributable to non controlling interests	392	264

Less: Net income attributable to noncontrolling interests	(104)	(92)

Net Income attributable to stockholders	288	172

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

(Continued)

	---------Thirteen Weeks Ended--------
	January 2, 2010	December 27, 2008

Net Income Per Common Share:
Basic	$0.15	$0.09

Diluted	$0.15	$0.09

Weighted Average Shares and Equivalent Shares Outstanding
Basic	1,862,534	1,876,681

Diluted	1,862,534	1,876,681

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 2, 2010 (UNAUDITED) AND OCTOBER 3, 2009
(in thousands)

ASSETS

	January 2, 2010	October 3, 2009

CURRENT ASSETS:

Cash and cash equivalents	$5,673	$4,580
Prepaid income taxes	221	332
Due from franchisees	194	270
Other receivables	173	94
Inventories	2,237	1,933
Prepaid expenses	1,317	980
Deferred tax assets	338	338

Total Current Assets	10,153	8,527

Property and Equipment, Net	22,376	21,240

Investment in Limited Partnership	131	140

OTHER ASSETS:

Liquor licenses, net	470	345
Deferred tax assets	830	830
Leasehold interests, net	1,608	1,644
Other	670	753

Total Other Assets	3,578	3,572

Total Assets	$36,238	$33,479

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 2, 2010 (UNAUDITED) AND OCTOBER 3, 2009
 (in thousands)

(Continued)

LIABILITIES AND EQUITY

	January 2, 2010	October 3, 2009

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$5,484	$3,756
Due to franchisees	405	372
Current portion of long term debt	820	681
Line of credit	1,586	1,586
Deferred revenues	18	21
Deferred rent	24	24

Total Current Liabilities	8,337	6,440

Long Term Debt, Net of Current Maturities	5,312	4,533

Deferred Rent, Net of Current Portion	200	206

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	14,065	13,777
Treasury stock, at cost, 2,335,709 shares at January 2, 2010 and 2,334,709 shares at October 3, 2009	(6,049)	(6,043)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	14,676	14,394
Noncontrolling interest	7,713	7,906
Total equity	22,389	22,300

Total liabilities and equity	$36,238	$33,479

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED JANUARY 2, 2010 AND DECEMBER 27, 2008
(in thousands)

	January 2, 2010	December 27, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$392	$264
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	557	582
Amortization of leasehold interests	54	56
Loss on abandonment of property and equipment	5	19
Deferred rent	(6)	(6)
Loss from unconsolidated limited partnership	6	5
Recognition of deferred revenues	(3)	(3)
Changes in operating assets and liabilities: (increase) decrease in
Due from franchisees	(186)	(73)
Other receivables	(79)	(270)
Prepaid income taxes	111	(47)
Inventories	(285)	(73)
Prepaid expenses	9	31
Other assets	55	(18)
Increase (decrease) in:
Accounts payable and accrued expenses	1,728	468
Due to franchisees	33	(17)
Net cash and cash equivalents provided by operating activities	2,391	918

CASH FLOWS FROM INVESTING ACTIVITIES:

Collection on notes and mortgages receivable	5	4
Purchase of property and equipment	(725)	(307)
Deposit on property and equipment	-	(65)
Proceeds from sale of fixed assets	-	14
Distributions from unconsolidated limited partnership	3	3
Purchase of limited partnership interests	(10)	--
Net cash and cash equivalents used in investing activities	(727)	(351)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED JANUARY 2, 2010 AND DECEMBER 27, 2008
(in thousands)

(Continued)

	January 2, 2010	December 27, 2008

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(278)	(45)
Proceeds from line of credit	-	24
Purchase of treasury stock	(6)	(36)
Distributions to limited partnership’ noncontrolling interests	(287)	(252)

Net cash and cash equivalents used in financing activities	(571)	(309)

Net Increase in Cash and Cash Equivalents	1,093	258

Beginning of Period	4,580	3,244

End of Period	$5,673	$3,502

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	105	119
Income taxes	--	120

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$346	$--
Purchase deposits transferred to property and equipment	$6	$280
Purchase of property in exchange for debt	$850	$--
Purchase of assets of franchised restaurant	$262	$--

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 2, 2010

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the periods ended January 2, 2010 and December 27, 2008 are unaudited.  Financial information as of October 3, 2009 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included.  For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 3, 2009.  Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

These condensed consolidated financial statements include estimates relating to performance based officers’ bonuses.  The estimates are reviewed periodically and the effects of any revisions are reflected in the financial statements in the period they are determined to be necessary.  Although these estimates are based on management’s knowledge of current events and actions it may take in the future, they may ultimately differ from actual results.

(2)  EARNINGS PER SHARE:

We follow Financial Accounting Standards Board Accounting Standards Codification Section 260 - “Earnings per Share” (FASB ASC 260).  This section provides for the calculation of basic and diluted earnings per share..  The data on Page 3 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potentially dilutive common stock equivalents.  As of January 2, 2010, no stock options were outstanding.

(3)  RECLASSIFICATION:

Certain amounts in the fiscal year 2009 financial statements have been reclassified to conform to the fiscal year 2010 presentation. The reclassifications had no effect on consolidated net income.

(4)  RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Adopted

In December 2007, the FASB issued changes regarding business combinations.  These changes establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  These changes also establish disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  These changes were adopted by us in the first quarter of our fiscal year 2010 and will have an impact on our accounting for any future business acquisitions.

In December 2007, the FASB issued changes regarding consolidation and non-controlling interests in consolidated financial statements.  These changes impacted the accounting and reporting for minority interests, which are now recharacterized as noncontrolling interests (NCI) and classified as a component

Index

of equity.  This new consolidation method significantly changed the accounting for transactions with minority interest holders.  These changes were adopted by us in the first quarter of our fiscal year 2010 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued changes regarding derivatives and hedging to enhance disclosures about an entity’s derivative and hedging activities.  These changes were adopted by us in the first quarter of our fiscal year 2010. As we do not currently engage in derivative transactions or hedging activities, these changes do not have a material impact on our consolidated financial statements.

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

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our unaudited consolidated financial statements upon adoption.

(5)    PURCHASE OF FRANCHISED RESTAURANT:

Boca Raton, Florida

During the first quarter of our fiscal year 2010, we purchased from our franchisee, the operating assets of the franchised restaurant located at 45 S. Federal Highway, Boca Raton, Palm Beach County, Florida for an aggregate purchase price of $262,000 and on October 18, 2009 this restaurant began operating as a Company-owned restaurant. The lease at this location expires on April 30, 2011.  Our franchisee was unsuccessful in obtaining an extension of the lease term.  There can be no assurance that the lease term will be extended or that we will find a suitable replacement location at reasonable rates, if at all.  Such uncertainty was factored into the purchase price.

(6)   INVESTMENT IN REAL PROPERTY:

Hollywood, Florida

During the first quarter of our fiscal year 2010, we purchased the real property and building where our combination restaurant and package liquor store located at 2505 N. University Drive, Hollywood, Florida, (Store #19), operates.  We paid $1,350,000 for this property, $850,000 of which we borrowed from an unaffiliated third party, pursuant to a first mortgage.  The mortgage note bears interest at the rate of eight and one-half (8½%) percent per annum, is amortized over fifteen (15) years with equal monthly payments of principal and interest, each in the amount of $8,370, with the entire principal balance and all accrued interest due in eight (8) years.

(7)  DEBT

 Line of Credit

Under a secured line of credit with a third party financial institution we are able to borrow up to

Index

$2,500,000.  The outstanding balance on our line of credit bears interest at BBA LIBOR 1 month rate, plus 2.25%, (2.4834% as January 2, 2010), with monthly payments of interest only and the unpaid principal balance and all accrued interest due in full on January 7, 2010. We granted our lender a security interest in substantially all of our assets and a second mortgage on our corporate offices as collateral to secure our repayment obligations under our credit line.  Subsequent to the end of the first quarter of our fiscal year 2010, the maturity date of our line of credit, (January 7, 2010), was extended until April 7, 2010 while we negotiate a modification of our line of credit arrangement with our lender.  During the first quarter of our fiscal year 2010, we paid monthly installments of interest payments, with no borrowings or principal payments.  As of January 2, 2010, the amount outstanding under the line of credit was $1,586,000, with a remaining availability of $914,000.

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

(ii)  For the policy year beginning December 30, 2009, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers, including automobile and excess liability coverage.  The one (1) year general liability insurance premiums, including automobile and excess liability coverage, total in the aggregate $243,000, of which $199,000 is financed through the same unaffiliated third party lender.  The finance agreement earns interest at the rate of 2.99% per annum and is amortized over 10 months, with monthly payments of principal and interest, each in the amount of $20,000.  The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(iii)  For the policy year beginning December 30, 2009, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers, including excess liability coverage.  The one (1) year general liability insurance premiums, including excess liability coverage, total, in the aggregate $205,000, of which $146,000 is financed through the same unaffiliated third party lender.  The finance agreement earns interest at the rate of 2.99% per annum and is amortized over 11 months, with monthly payments of principal and interest, each in the amount of $13,000.  The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

As of January 2, 2010, the aggregate principal balance from the financing of our property and general liability insurance policies is $346,000.

(8)  INCOME TAXES:

We account for our income taxes using FASB ASC 740, “Income Taxes”, which requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards and tax credits to the extent that realization of said tax benefits is more likely than not.

Index

(9)  STOCK OPTION PLAN:

We have one stock option plan under which qualified stock options may be granted to our officers and other employees.  Under this plan, the exercise price for the qualified stock options must be no less than 100% of the fair market value of the Company’s Common Stock on the date the options are granted.  In general, options granted under our stock option plan expire after a five (5) year period and generally vest no later than one (1) year from the date of grant.  As of January 2, 2010, no options to acquire shares were outstanding.  Under this plan, options to acquire an aggregate of 45,000 shares are available for grant.

No stock options were granted during the thirteen weeks ended January 2, 2010, nor were stock options granted during the thirteen weeks ended December 27, 2008.

No stock options were exercised during the thirteen weeks ended January 2, 2010, nor were stock options exercised during the thirteen weeks ended December 27, 2008.

There was no stock option activity during the thirteen weeks ended January 2, 2010.  During the thirteen weeks ended December 27, 2008, 9,350 options expired unexercised.

(10)   ACQUISITIONS:

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, during the thirteen weeks ended January 2, 2010, we purchased 1,000 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $6,000.  During the thirteen weeks ended December 27, 2008, we purchased 9,000 shares of our common stock on the open market for an aggregate purchase price of $36,000.

(11)  COMMITMENTS AND CONTINGENCIES:

Guarantees

We guarantee various leases for franchisees and locations sold in prior years.  Remaining rental commitments required under these leases are approximately $1,520,000.  In the event of a default under any of these agreements, we will have the right to repossess the premises and operate the business to recover amounts paid under the guarantee either by liquidating assets or operating the business.

We account for such lease guarantees in accordance with ASC Topic 460 (formerly FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” or FIN 45).  Under ASC Topic 460, we would be required to recognize the fair value of guarantees issued or modified after December 31, 2002, for non-contingent guarantee obligations, and also a liability for contingent guarantee obligations based on the probability that the guaranteed party will not perform under the contractual terms of the guaranty agreement.

We do not believe it is probable that we will be required to perform under the remaining lease guarantees and therefore, no liability has been accrued in our condensed consolidated financial statements.

Index

Litigation

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

We own the building where our corporate offices are located.  On April 16, 2001, we filed suit against the owner of the adjacent shopping center to determine our right to non-exclusive parking in the shopping center.  During fiscal year 2007, the appellate court affirmed and upon re-hearing, again affirmed the granting of a summary judgment in favor of the shopping center.  The seller from whom we purchased the building was named as a defendant in the lawsuit by the owner of the adjacent shopping center and we filed and served a cross-complaint against the seller.  During the fourth quarter of our fiscal year 2009, the seller was awarded reimbursement of its attorneys’ fees and costs in the amount of $109,000 and we filed our motion for re-consideration of a part of such award.  Subsequent to the end of the first quarter of our fiscal year 2010, the trial court denied our motion for re-consideration of a portion of the award. As of January 2, 2010, we have not paid the award of attorneys’ fees and costs, although we have accrued the same. During the second quarter of our fiscal year 2009, the seller filed suit against us for malicious prosecution.  We deny the allegations and are vigorously defending against the allegations.

During fiscal year 2007, we and the limited partnership which owns the restaurant in Pinecrest, Florida filed suit against the limited partnership’s landlord.  We are the sole general partner and a 40% limited partner in this limited partnership.  We were seeking to recover the cost of structural repairs to the business premises we paid, as we believed that these structural repairs were the landlord’s responsibility under the lease.  The lawsuit, in addition to attempting to recover the amounts expended by us for structural repairs also attempted to recover the rent paid by the limited partnership while the repairs were occurring.  The claim also included a request by the limited partnership for the court to determine if the limited partnership had the exclusive right to the use of the pylon sign in front of the business premises.  The landlord denied liability for structural repairs to the business premises, denied any obligation to reimburse the limited partnership for any rent paid while structural repairs occurred and denied the limited partnership’s right to use the pylon sign.  Subsequent to the end of the first quarter of our fiscal year 2010, we settled the lawsuit without recovering the cost of any structural repairs to the business premises, nor any rent paid while the structural repairs were occurring.   The limited partnership was granted the right, for a monthly fee, to occupy the top space on each side of the two pylon signs constructed by the landlord for the shopping center throughout the term of the lease, including renewal options if exercised by the limited partnership.  Each party is responsible for its own attorneys’ fees and cost incurred in the lawsuit.   While the settlement was announced in court, it has not yet been reduced to writing.

(12)  SUBSEQUENT EVENTS:

Subsequent events have been evaluated through February 16, 2010, the date these condensed consolidated financial statements were issued.  No events required disclosure.

(13)  BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants.  The operation of package stores consists of retail liquor sales and related items.  Information concerning the revenues and operating income for the thirteen weeks ended January 2, 2010 and December 27, 2008, and identifiable

Index

assets for the two reportable segments in which we operate, are shown in the following table.  Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment.  In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes.  Identifiable assets by segment are those assets that are used in our operations in each segment.  Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters.  We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

	(in thousands)
	Thirteen Weeks Ending January 2, 2010	Thirteen Weeks Ending December 27, 2008
Operating Revenues:
Restaurants	$13,213	$12,573
Package stores	3,593	3,348
Other revenues	358	332
Total operating revenues	$17,164	$16,253

Operating Income Reconciled to Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$764	$586
Package stores	257	107
	1,021	693
Corporate expenses, net of other revenues	(430)	(404)
Operating income	591	289
Other income (expense)	(88)	48
Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests	$503	$337

Depreciation and Amortization:
Restaurants	$477	$483
Package stores	52	71
	529	554
Corporate	82	84
Total Depreciation and Amortization	$611	$638

Capital Expenditures:
Restaurants	$1,384	$344
Package stores	285	116
	1,669	460
Corporate	6	127
Total Capital Expenditures	$1,675	$587

	January 2,	October 3,
	2010	2009
Identifiable Assets:
Restaurants	$21,058	$19,587
Package store	3,851	3,396
	24,909	22,983
Corporate	11,329	10,496
Consolidated Totals	$36,238	$33,479

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reported financial results may not be indicative of the financial results of future periods.  All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Words such as “anticipates, appears, expects, trends, intends, hopes, plans, believes, seeks, estimates, may, will,” and variations of these words or similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to customer demand and competitive conditions.  Factors that could cause actual results to differ materially are included in, but not limited to, those identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Annual Report on Form 10-K for the Company’s fiscal year ended October 3, 2009 and in this Quarterly Report on Form 10-Q.  The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

OVERVIEW

At January 2, 2010, we (i) operated 24 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of one restaurant and four combination restaurants/package stores, (one restaurant of which we operate).  The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of January 2, 2010 and as compared to December 27, 2008 and October 3, 2009.  With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

Types of Units	January 2, 2010	October 3, 2009	December 27, 2008
Company Owned:
Combination package and restaurant	4	4	4
Restaurant only	4	3	3	(1)
Package store only	5	5	5

Company Operated Restaurants Only:
Limited Partnerships	9	9	9
Franchise	1	1	1
Unrelated Third Party	1	1	1

Company Owned Club:	1	1	1

Total Company Owned/Operated Units	25	24	24
Franchised Units	5	6	6	(1)(2)

Index

Notes:
(1) During the first quarter of our 2009 fiscal year end, we purchased from a franchisee the operating restaurant assets of the franchised restaurant located in Boca Raton, Florida and accordingly, on October 18, 2009 the restaurant converted from a franchised unit to a company owned restaurant.

(2) We operate a restaurant for one (1) franchisee.  This unit is included in the table both as a franchised restaurant, as well as a restaurant operated by us.

Franchise Financial Arrangement:  In exchange for our providing management and related services to our franchisees and granting them the right to use our service marks “Flanigan’s Seafood Bar and Grill” and “Big Daddy’s Liquors”, our franchisees (four of which are franchised to members of the family of our Chairman of the Board, officers and/or directors), are required to (i) pay to us a royalty equal to 1% of gross package sales and 3% of gross restaurant sales; and (ii) make advertising expenditures equal to between 1.5% to 3% of all gross sales based upon our actual advertising costs allocated between stores, pro-rata, based upon gross sales.

Limited Partnership Financial Arrangement:  We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee.  Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes.  The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method.  In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us.  Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors.  Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates).  As of January 2, 2010, limited partnerships owning three (3) restaurants (Surfside, Florida, Kendall, Florida and West Miami, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership.  In addition to its receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	January 2, 2010		December 27, 2008
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$10,604	63.10	$10,169	63.87
Restaurant bar sales	2,609	15.52	2,404	15.10
Package store sales	3,593	21.38	3,348	21.03

Total Sales	$16,806	100.00	$15,921	100.00

Franchise related revenues	281		262
Owner’s fee	53		44
Other operating income	24		26

Total Revenue	$17,164		$16,253

Index

Comparison of Thirteen Weeks Ended January 2, 2010 and December 27, 2008.

Revenues.  Total revenue for the thirteen weeks ended January 2, 2010 increased $911,000 or 5.61% to $17,164,000 from $16,253,000 for the thirteen weeks ended December 27, 2008.   This increase resulted from sales from our formerly franchised Boca Raton, Florida restaurant ($630,000), which opened for business as a Company owned restaurant on October 18, 2009, offset by the decrease in franchise royalties and bookkeeping fees which otherwise would have been paid by the former franchisee, ($25,000), and the increase in same store package liquor sales ($205,000) primarily due to New Year’s Eve falling in the first quarter of our fiscal year 2010 as opposed to the second quarter of our fiscal year 2009, without which total revenue for the thirteen weeks ended January 2, 2010 would have increased $101,000 or 0.62% to $16,354,000 from $16,253,000 for the thirteen weeks ended December 27, 2008.

Restaurant Food Sales.  Restaurant revenue generated from the sale of food at restaurants totaled $10,604,000 for the thirteen weeks ended January 2, 2010 as compared to $10,169,000 for the thirteen weeks ended December 27, 2008.  The increase in restaurant food sales resulted from sales from the Boca Raton, Florida restaurant, which generated $481,000 of revenue from the sale of food during the thirteen weeks ended January 2, 2010.  Without giving effect to the revenue generated from the Boca Raton, Florida restaurant ($481,000) from the sale of food for the thirteen weeks ended January 2, 2010, restaurant revenue generated from the sale of food during the thirteen weeks ended January 2, 2010, would have decreased $46,000 or 0.45% to $10,123,000 from $10,169,000 for the thirteen weeks ended December 27, 2008.  The decrease in restaurant food sales is primarily a result of the current financial crisis which has reduced customers in some of our restaurants, increased sales of our $4.99 lunch specials and in general, changed menu items purchased by our customers to lesser priced menu items.Comparable weekly restaurant food sales (for restaurants open for all of the first quarter of our fiscal year 2010 and the first quarter of our fiscal year 2009, which consists of seven restaurants owned by us and nine restaurants owned by affiliated limited partnerships) was $779,000 and $782,000 for the thirteen weeks ended January 2, 2010 and December 27, 2008, respectively, a decrease of 0.38%.  Comparable weekly restaurant food sales for Company owned restaurants only was $295,000 and $292,000 for the first quarter of our fiscal year 2010 and the first quarter of our fiscal year 2009, respectively, an increase of 1.03%.  Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $483,000 and $490,000 for the first quarter of our fiscal year 2010 and the first quarter of our fiscal year 2009, respectively, a decrease of 1.43%.  We anticipate that restaurant food sales will continue to increase throughout the balance of our fiscal year 2010 due to, among other things, the operation of our Boca Raton, Florida restaurant, offset by a decline in same store restaurant food sales.

Restaurant Bar Sales.  Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $2,609,000 for the thirteen weeks ended January 2, 2010 as compared to $2,404,000 for the thirteen weeks ended December 27, 2008.The increase in restaurant bar sales is due to sales from the Boca Raton, Florida restaurant, which generated $149,000 of revenue from bar sales during the thirteen weeks ended January 2, 2010.  Without giving effect to the revenue from bar sales generated from the Boca Raton, Florida restaurant ($149,000) for the thirteen weeks ended January 2, 2010, restaurant revenue generated from bar sales during the thirteen weeks ended January 2, 2010, would

Index

have increased $56,000 or 2.33% to $2,460,000 from $2,404,000 for the thirteen weeks ended December 27, 2008.   Comparable weekly restaurant bar sales (for restaurants open for all of the first quarter of our fiscal year 2010 and the first quarter of our fiscal year 2009, which consists of seven restaurants owned by us and nine restaurants owned by affiliated limited partnerships) was $189,000 for the thirteen weeks ended January 2, 2010 and $185,000 for the thirteen weeks ended December 27, 2008, an increase of 2.16%.  Comparable weekly restaurant bar sales for Company owned restaurants only was $73,000 and $70,000 for the first quarter of our fiscal year 2010 and the first quarter of our fiscal year 2009, respectively, an increase of 4.29%.  Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $117,000 and $115,000 for the first quarter of our fiscal year 2010 and the first quarter of our fiscal year 2009, respectively, an increase of 1.74%.   We anticipate that restaurant bar sales will continue to increase throughout the balance of our fiscal year 2010 primarily because of the restaurant bar sales from our Boca Raton, Florida restaurant, as well as an increase in same store restaurant bar sales because of a new promotion, (half price drinks from 9:00 p.m. to closing, a slow period of time for business for most of our restaurants), instituted during the first quarter of our fiscal year 2010.

Package Store Sales.  Revenue generated from sales of liquor and related items at package liquor stores totaled $3,593,000 for the thirteen weeks ended January 2, 2010 as compared to $3,348,000 for the thirteen weeks ended December 27, 2008, an increase of $245,000, primarily due to New Year’s Eve falling in the first quarter of our fiscal year 2010 as opposed to the second quarter of our fiscal year 2009.  The weekly average of same store package liquor store sales, which includes all nine (9) Company owned package liquor stores, was $276,000 for the thirteen weeks ended January 2, 2010 as compared to $258,000 for the thirteen weeks ended December 27, 2008, an increase of 6.98%.  Package liquor store sales are expected to decrease during the second quarter of our fiscal year 2010 when compare to the second quarter of our fiscal year 2009 due to New Year’s Eve falling in the second quarter of our fiscal year 2009 as opposed to the first quarter of our fiscal year 2010, but thereafter will remain stable throughout the balance of our fiscal year 2010.

Operating Costs and Expenses.  Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended January 2, 2010 increased $609,000 or 3.81% to $16,573,000 from $15,964,000 for the thirteen weeks ended December 27, 2008.  The increase was primarily due to expenses related to the operation of our Boca Raton, Florida restaurant of approximately $352,000 and to a lesser extent a general increase in food costs, offset by a decrease in repairs and maintenance to our units and actions taken by management to reduce and/or control costs and expenses.  We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2010 due primarily to the operating costs and expenses associated with our Boca Raton, Florida restaurant and among other things, an expected general increase in food costs, offset by a decrease in the cost of ribs.  Operating costs and expenses decreased as a percentage of total sales to approximately 96.56% in the first quarter of our fiscal year 2010 from 98.22% in the first quarter of our fiscal year 2009.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended January 2, 2010 increased to $8,631,000 from $8,341,000 for the thirteen weeks ended December 27, 2008.  Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 65.32% for the thirteen weeks ended January 2, 2010 and 66.34% for the thirteen weeks ended December 27, 2008.  This decrease in gross profit for restaurant and bar sales for the first quarter of our fiscal year 2010 was primarily due to an increase in food costs, primarily our cost of ribs and poultry, and our new restaurant bar promotion, (half price drinks from 9:00 p.m. to closing, a slow period of time for business for most of our restaurants), instituted during the first

Index

quarter of our fiscal year end 2010.  We anticipate that our gross profit for restaurant food and bar sales will continue to decrease during the balance of our fiscal year 2010 due to higher food costs, our new restaurant bar promotion, (half price drinks from 9:00 p.m. to closing, a slow period of time for business for most of our restaurants), offset by a decrease in the cost of ribs during calendar year 2010.

Package Store Sales.  Gross profit for package store sales for the thirteen weeks ended January 2, 2010 increased to $1,140,000 from $982,000 for the thirteen weeks ended December 27, 2008.  Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package liquor store sales was 31.73% for the thirteen weeks ended January 2, 2010 and 29.33% for the thirteen weeks ended December 27, 2008.  The increase in our gross profit margin, (2.40%), was primarily due to the purchase of "close out" and inventory reduction merchandise from wholesalers. We anticipate the gross profit margin for package store sales to remain constant throughout the balance of our fiscal year 2010 as we expect to continue purchasing “close out” and inventory reduction merchandise from wholesalers.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended January 2, 2010 increased $164,000 or 3.45% to $4,919,000 from $4,755,000 for the thirteen weeks ended December 27, 2008 due primarily to the Boca Raton, Florida restaurant being open during the thirteen weeks ended January 2, 2010, ($197,000), offset by a reduction of our store level management.  We anticipate that our payroll and related costs will increase throughout the balance of our fiscal year 2010, primarily due to the payroll and related costs and expenses associated with our Boca Raton, Florida restaurant. Payroll and related costs as a percentage of total sales was 28.66% in the first quarter of our fiscal year 2010 and 29.26% of total sales in the first quarter of our fiscal year 2009.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended January 2, 2010 increased $60,000 or 5.99% to $1,061,000 from $1,001,000 for the thirteen weeks ended December 27, 2008.  Our occupancy costs increased primarily due to the occupancy cost associated with our Boca Raton, Florida restaurant, offset by the elimination of rent paid for our combination restaurant and package liquor store located at 2505 N. University Drive, Hollywood, Florida (Store #19), the real property and building of which we purchased during the first quarter of our fiscal year 2010.  We anticipate that our occupancy costs will increase throughout the balance of our fiscal year 2010, primarily due to the occupancy cost associated with our Boca Raton, Florida restaurant, offset by the elimination of rent paid for our combination restaurant and package liquor store located at 2505 N. University Drive, Hollywood, Florida (Store #19) and a decrease in the rent paid for our restaurant located at 1550 W. 84th Street, Hialeah, Florida (Store #9), at the start of the second quarter of our fiscal year 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended January 2, 2010 decreased $52,000 or 1.44% to $3,558,000 from $3,610,000 for the thirteen weeks ended December 27, 2008.  Selling, general and administrative expenses decreased as a percentage of total sales in the first quarter of our fiscal year 2010 to approximately 20.73% as compared to 22.21% in the first quarter of our fiscal year 2009.  This decrease is due primarily to reduced advertising expense, property and workers compensation insurance expenses and workers compensation insurance premium refunds from prior years, offset by the selling, general and administrative expenses associated with the operation of the Boca Raton, Florida restaurant and an overall increase in expenses.   We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2010 due to, among other things, the operation of our Boca Raton, Florida restaurant and an overall increase in expenses.

Depreciation.  Depreciation for the thirteen weeks ended January 2, 2010 decreased $25,000 or 4.30% to $557,000 from $582,000 for the thirteen weeks ended December 27, 2008.  As a percentage of total

Index

revenue, depreciation expense was 3.25% of revenue for the thirteen weeks ended January 2, 2010 and 3.58% of revenue in the thirteen weeks ended December 27, 2008.

Interest Expense, Net.  Interest expense, net, for the thirteen weeks ended January 2, 2010 decreased $14,000 to $105,000 from $119,000 for the thirteen weeks ended December 27, 2008.  The interest expense and principal balance on our line of credit were approximately equal during the thirteen weeks ended January 2, 2010 and December 27, 2008.

Net Income. Net income for the thirteen weeks ended January 2, 2010 increased $116,000 or 67.44% to $288,000 from $172,000 for the thirteen weeks ended December 27, 2008.  As a percentage of sales, net income for the first quarter of our fiscal year 2010 is 1.68%, as compared to 1.06% in the first quarter of our fiscal year 2009.  During the thirteen weeks ended December 27, 2008, we recognized interest income of $124,000 paid on claims we filed in the liquidation proceedings of Ambassador Insurance Company in 1983 and other income of $26,000 paid as the balance of our claims (10%) filed in the liquidation proceedings of Ambassador Insurance Company.

New Limited Partnership Restaurants

During the first quarter of our fiscal years 2010 and 2009, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

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

Trends

During the next twelve months, we expect continued increases in aggregate restaurant sales as compared to prior periods primarily due to our Boca Raton, Florida restaurant, as well as an increase in same store restaurant bar sales because of a new promotion, (50% drinks from 9:00 p.m. to closing), instituted during the first quarter of our fiscal year 2010.  However, we expect same store restaurant food sales to decline over the next twelve month period due primarily to the current domestic and global financial crisis and increased competition.  We expect package liquor store sales to remain stable.  We expect higher food costs and higher overall expenses, which will adversely affect our net income.  In December, 2007, we raised menu prices to offset the higher food costs and overall expenses.  Subsequent to the end of our fiscal year 2009, we raised certain of our alcoholic drink prices.  We plan to limit menu price increases as long as possible while maintaining our high quality of food and service and without reducing our food portions.  We have limited our advertising, but plan to attract and retain our customers by offering discounts and promotional gift cards, but are monitoring the impact of such discounts on our gross profit.  We may be required to raise menu prices wherever competitively possible.

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

Index

Liquidity and Capital Resources

We fund our operations through cash from operations and borrowings under our line of credit.  As of January 2, 2010, we had cash of approximately $5,673,000, an increase of $1,093,000 from our cash balance of $4,580,000 as of October 3, 2009.  The increase in cash as of January 2, 2010 was primarily from our operations due to minimal demand upon our cash flow for extraordinary items.  Management believes that the Company’s current cash availability from its line of credit and expected cash from operations will be sufficient to fund operations and capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the thirteen weeks of fiscal years 2010 and 2009.

	---------Thirteen Weeks Ended--------
	January 2, 2010	December 27, 2008
	(in Thousands)

Net cash provided by operating activities	$2,391	$918
Net cash used in investing activities	(727)	(351)
Net cash used by financing activities	(571)	(309)

Net Increase in Cash and Cash Equivalents	1,093	258

Cash and Cash Equivalents, Beginning	4,580	3,244

Cash and Cash Equivalents, Ending	$5,673	$3,502

We have recently determined that we must retain any earnings for the development and operation of our business and accordingly, we do not intend to pay any cash dividends in the foreseeable future.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and secondarily to fund capitalized property improvements for our existing restaurants.  We acquired property and equipment of $1,675,000, (including $850,000 of which was financed, $99,000 of which was the non-cash purchase of the assets of the franchised restaurant and $6,000 of deposits recorded in other assets as of October 3, 2009), during the thirteen weeks ended January 2, 2010, including $241,000 to complete the renovations to two (2) existing Company owned restaurants.  During the thirteen weeks ended December 27, 2008, we acquired property and equipment of $587,000, (including $280,000 of deposits recorded in other assets as of September 27, 2008), including $211,000 to complete the renovations to one (1) existing Company owned restaurant.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2010 to be approximately $565,000, of which $241,000 has been spent through January 2, 2010.

Index

Long Term Debt

As of January 2, 2010, we had long term debt, (including our line of credit), of $7,718,000, as compared to $6,493,000 as of December 27, 2008, and $6,800,000 as of October 3, 2009.

Under a secured line of credit with a third party financial institution we are able to borrow up to $2,500,000.  The outstanding balance on our line of credit bears interest at BBA LIBOR 1 month rate, plus 2.25%, (2.4834% as January 2, 2010), with monthly payments of interest only and the unpaid principal balance and all accrued interest due in full on January 7, 2010.  We granted our lender a security interest in substantially all of our assets and a second mortgage on our corporate offices as collateral to secure our repayment obligations under our credit line.  Subsequent to the end of the first quarter of our fiscal year 2010, the maturity date of our line of credit (January 7, 2010), was extended until April 7, 2010 while we negotiate a modification of our line of credit arrangement with our lender. During the first quarter of our fiscal year 2010, we paid monthly installments of interest payments, with no borrowings or principal payments.  As of January 2, 2010, the amount outstanding under the line of credit was $1,586,000, with a remaining availability of $914,000.

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended January 2, 2010, December 27, 2008 and our fiscal year ended October 3, 2009.

Item	Jan. 2, 2010	Dec. 27, 2008	Oct. 3, 2009
	(in Thousands)

Current Assets	$10,153	$7,543	$8,527
Current Liabilities	8,337	6,542	6,440
Working Capital	$1,816	$1,001	$2,087

Our working capital as of January 2, 2010 increased by 81.42% from the working capital for the fiscal quarter ending December 27, 2008 and decreased by 12.99% from our working capital for our fiscal year ending October 3, 2009.  During the first quarter of our fiscal year 2010, we closed on the purchase of the real property and building where our combination restaurant and package liquor store located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operates, expending approximately $525,000 as the cash necessary to close.  We also closed on the purchase of the operating assets of the franchised restaurant located at 45 S. Federal Highway, Boca Raton, Florida, but no funds were required to close on the same due to amounts owed us by the franchisee.

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures throughout the balance of our fiscal year

Index

2010.  We also anticipate that during our fiscal year 2010, working capital will be affected by the payment of the balance for the purchase of a surveillance camera system ($92,000).

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of January 2, 2010 held no equity securities.

Interest Rate Risk

At January 2, 2010, of the Company’s debt arrangements, only borrowings under our line of credit bear interest at BBA LIBOR 1 month rate, plus 2.25%.  Increases in interest rates may have a material affect upon results of operations, depending upon the outstanding principal balance on our line of credit from time to time.

At January 2, 2010, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

Limitations on the Effectiveness of Controls and Permitted Omission from Management’s Assessment

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

Index

Changes in Internal Control Over Financial Reporting

During the period covered by this report, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See “Litigation” on page 12 of this Report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended October 3, 2009 for a discussion of other legal proceedings resolved in prior years.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, during the thirteen weeks ended January 2, 2010, we purchased 1,000 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $6,000.  During the thirteen weeks ended December 27, 2008, we purchased 9,000 shares of our common stock on the open market for an aggregate purchase price of $36,000.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 4, 2009 – October 31, 2009	none			69,700
November 1, 2009 – November 28, 2009	none			69,700
November 29, 2009 – January 2, 2010	1,000	$5.87	1,000	68,700
Total as of January 2, 2010	1,000		1,000	68,700

Index

ITEM 6. EXHIBITS

The following exhibits are filed with this Report:

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLANIGAN'S ENTERPRISES, INC.

Date: February 16, 2010	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)