Form 10-Q
period 2010-04-03
FLANIGANS ENTERPRISES INC
filed 2010-05-18
CIK 12040

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 1-6836

FLANIGAN'S ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-0877638
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5059 N.E. 18th Avenue, Fort Lauderdale, Florida	33334
(Address of principal executive offices)	Zip Code

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
Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐ No☒

On May 18, 2010, 1,861,933 shares of Common Stock, $0.10 par value per share, were outstanding.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION	1

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	1
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME	2
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS	4
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	6
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26
ITEM 4T. CONTROLS AND PROCEDURES	26

PART II. OTHER INFORMATION	26

ITEM 1. LEGAL PROCEEDINGS	26
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27
ITEM 6. EXHIBITS	27

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009

REVENUES:
Restaurant food sales	$11,950	$11,198	$22,554	$21,367
Restaurant bar sales	3,061	2,668	5,670	5,072
Package store sales	3,595	3,515	7,188	6,863
Franchise related revenues	255	282	536	544
Owner’s fee	30	45	83	89
Other operating income	47	49	71	75
	18,938	17,757	36,102	34,010

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	5,092	4,656	9,674	8,888
Package goods	2,392	2,406	4,845	4,772
Payroll and related costs	5,553	5,060	10,472	9,815
Occupancy costs	1,021	973	2,082	1,974
Selling, general and administrative expenses	3,365	3,448	6,923	7,058
	17,423	16,543	33,996	32,507
Income from Operations	1,515	1,214	2,106	1,503

OTHER INCOME (EXPENSE):
Interest expense	(130)	(108)	(235)	(227)
Interest and other income	30	18	47	185
	(100)	(90)	(188)	(42)

Income before Provision for Income Taxes	1,415	1,124	1,918	1,461

Provision for Income Taxes	(285)	(122)	(396)	(195)

Net Income before income attributable to noncontrolling interests	1,130	1,002	1,522	1,266

Less: Net income attributable to noncontrolling interests	(460)	(318)	(564)	(410)

Net Income attributable to stockholders	$670	$684	$958	$856

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

(Continued)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009
Net Income Per Common Share:
Basic	$0.36	$0.37	$0.51	$0.46
Diluted	$0.36	$0.37	$0.51	$0.46

Weighted Average Shares and Equivalent Shares Outstanding
Basic	1,861,743	1,870,690	1,862,139	1,873,686
Diluted	1,861,743	1,870,690	1,862,139	1,873,686

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 3, 2010 (UNAUDITED) AND OCTOBER 3, 2009
(In Thousands)

ASSETS

	April 3, 2010	October 3, 2009

CURRENT ASSETS:

Cash and cash equivalents	$6,997	$4,580
Prepaid income taxes	--	332
Due from franchisees	5	270
Other receivables	135	94
Inventories	2,228	1,933
Prepaid expenses	1,139	980
Deferred tax asset	324	338

Total Current Assets	10,828	8,527

Property and Equipment, Net	22,202	21,240

Investment in Limited Partnership	144	140

OTHER ASSETS:

Liquor licenses, net	470	345
Deferred tax asset	847	830
Leasehold purchases, net	1,554	1,644
Other	630	753

Total Other Assets	3,501	3,572

Total Assets	$36,675	$33,479

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 3, 2010 (UNAUDITED) AND OCTOBER 3, 2009
 (In Thousands)

(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	April 3, 2010	October 3, 2009

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$4,649	$3,756
Income taxes payable	65	--
Due to franchisees	942	372
Current portion of long term debt	712	681
Line of credit	1,586	1,586
Deferred revenues	14	21
Deferred rent	25	24

Total Current Liabilities	7,993	6,440

Long Term Debt, Net of Current Maturities	5,264	4,533

Deferred Rent, Net of Current Portion	193	206

Commitments and Contingencies

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	14,735	13,777
Treasury stock, at cost, 2,335,709 shares at April 3, 2010 and 2,334,709 shares at October 3, 2009	(6,049)	(6,043)
Total Flanigan’s Enterprises, Inc. Stockholders’ equity	15,346	14,394
Noncontrolling interest	7,879	7,906
Total equity	23,225	22,300

Total liabilities and equity	$36,675	$33,479

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY SIX WEEKS ENDED APRIL 3, 2010 AND MARCH 28, 2009
(In Thousands)

	April 3, 2010	March 28, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,522	$1,266
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,117	1,156
Amortization of leasehold interests	108	108
Loss on abandonment of property and equipment	8	24
Deferred income tax	(3)	(52)
Deferred rent	(12)	(3)
Income from unconsolidated limited Partnership	(10)	(3)
Recognition of deferred revenues	(7)	(6)
Changes in operating assets and liabilities: (increase) decrease in
Due from franchisees	3	113
Other receivables	(41)	(7)
Prepaid income taxes	332	50
Inventories	(276)	39
Prepaid expenses	250	(404)
Other assets	58	(7)
Increase (decrease) in:
Accounts payable and accrued expenses	893	(125)
Income taxes payable	65	--
Due to franchisees	570	241
Net cash and cash equivalents provided by operating activities	4,577	3,198

CASH FLOWS FROM INVESTING ACTIVITIES:

Collection on notes and mortgages receivable	9	8
Purchase of property and equipment	(1,089)	(801)
Deposit on property and equipment	--	(63)
Proceeds from sale of fixed assets	8	39
Distributions from unconsolidated limited Partnership	6	6
Purchase of limited partnership interests	(10)	--
Net cash and cash equivalents used in investing Activities	(1,076)	(811)

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY SIX WEEKS ENDED APRIL 3, 2010 AND MARCH 28, 2009
(In Thousands)

(Continued)

	April 3, 2010	March 28, 2009

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(497)	(92)
Proceeds from line of credit	--	24
Purchase of treasury stock	(6)	(86)
Distributions to limited partnership’s noncontrolling interests	(581)	(580)

Net cash and cash equivalents used in financing activities	(1,084)	(734)

Net Increase in Cash and Cash Equivalents	2,417	1,653

Beginning of Period	4,580	3,244

End of Period	$6,997	$4,897

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$235	$227
Income taxes	$--	$239

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$409	$1,094
Purchase deposits transferred to property and equipment	$20	$292
Purchase of property in exchange for debt	$850	$--
Purchase of assets of franchised restaurant	$262	$--

See accompanying notes to unaudited condensed consolidated financial statements

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 3, 2010

(1) BASIS OF PRESENTATION:

The accompanying financial information for the periods ended April 3, 2010 and March 28, 2009 are unaudited.  Financial information as of October 3, 2009 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included.  For further information regarding the Company's accounting policies, refer to the Condensed Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 3, 2009.  Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

The Condensed Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries and the accounts of the nine limited partnerships in which we act as general partner and have controlling interests. All intercompany balances and transactions have been eliminated. Non-controlling interest represents the limited partners’ proportionate share of the net assets and results of operations of the nine limited partnerships.

These financial statements include estimates relating to performance based officers’ bonuses.  The estimates are reviewed periodically and the effects of any revisions are reflected in the financial statements in the period they are determined to be necessary.  Although these estimates are based on management’s knowledge of current events and actions it may take in the future, they may ultimately differ from actual results.

(2)  EARNINGS PER SHARE:

We follow Financial Accounting Standards Board Accounting Standards Codification Section 260 - “Earnings per Share” (FASB ASC 260).  This section provides for the calculation of basic and diluted earnings per share.  The data on Page 3 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potentially dilutive common stock equivalents.  As of April 3, 2010, no stock options were outstanding.

(3)  RECLASSIFICATION:

Certain amounts in the fiscal year 2009 financial statements have been reclassified to conform to the fiscal year 2010 presentation.  The reclassifications had no effect on consolidated net income.

(4)  RECENT ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

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

In December 2007, the FASB issued changes regarding consolidation and non-controlling interests in consolidated financial statements.  These changes impacted the accounting and reporting for minority interests, which are now recharacterized as noncontrolling interests (NCI) and classified as a component of equity.  This new consolidation method significantly changed the accounting for transactions with minority interest holders.  These changes were adopted by us in the first quarter of our fiscal year 2010 and did not have a material impact on our condensed consolidated financial statements.

In March 2008, the FASB issued changes regarding derivatives and hedging to enhance disclosures about an entity’s derivative and hedging activities.  These changes were adopted by us in the first quarter of our fiscal year 2010. As we do not currently engage in derivative transactions or hedging activities, these changes do not have a material impact on our condensed consolidated financial statements.

Issued

In February 2010, the Financial Accounting Standards Board (“FASB”) amended its authoritative guidance related to subsequent events to alleviate potential conflicts with current United States Securities Exchange Commission (“SEC”) guidance. Effective immediately, these amendments remove the requirement that an SEC filer disclose the date through which it has evaluated subsequent events. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

The FASB has issued Accounting Standard Update (ASU) No. 2010-02, Consolidation (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification. This ASU clarifies that the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance and also clarifies that the decrease in ownership guidance in Subtopic 810-10 does not apply to: (a) sales of in substance real estate; and (b) conveyances of oil and gas mineral rights, even if these transfers involve businesses. The amendments in this ASU also expand the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets. ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The adoption of this accounting standard will have an effect on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

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

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our unaudited condensed  consolidated financial statements upon adoption.

(5)  LINE OF CREDIT:

Under a secured line of credit with a third party financial institution we are able to borrow up to $2,500,000.  The outstanding balance on our line of credit bears interest at BBA LIBOR 1 month rate, plus 2.25%, (2.498% as of April 3, 2010), with monthly payments of interest only and the unpaid principal balance and all accrued interest was due in full on April 7, 2010.  We granted our lender a security interest in substantially all of our assets and a second mortgage on our corporate offices as collateral to secure our repayment obligations under our credit line.  Subsequent to the end of the second quarter of our fiscal year 2010, the maturity date of our line of credit, (April 7, 2010), was extended until June 5, 2010 while we negotiate a modification of our line of credit arrangement with our lender.  During the second quarter of our fiscal year 2010, we paid monthly installments of interest payments, with no borrowings or principal payments.  As of April 3, 2010, the amount outstanding under the line of credit was $1,586,000, with a remaining availability of $914,000.

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

As of April 3, 2010, we owe, in the aggregate, a principal balance of $466,000 to the third party lender that financed our property and general liability insurance policies.

(6)    PURCHASE OF FRANCHISED RESTAURANT:

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

(7)   INVESTMENT IN REAL PROPERTY:

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

(9)  STOCK OPTION PLANS:

We have one stock option plan under which qualified stock options may be granted to our officers and other employees.  Under this plan, the exercise price for the qualified stock options must be no less than 100% of the fair market value of the Company’s Common Stock on the date the options are granted.  In general, options granted under our stock option plan expire after a five (5) year period and generally vest no later than one (1) year from the date of grant.  As of April 3, 2010, no options to acquire shares were outstanding.  Under this plan, options to acquire an aggregate of 45,000 shares are available for grant.

No stock options were granted during the twenty six weeks ended April 3, 2010, nor were stock options granted during the twenty six weeks ended March 28, 2009.

No stock options were exercised during the twenty six weeks ended April 3, 2010, nor were stock options exercised during the twenty six weeks ended March 28, 2009.

There was no stock option activity during the twenty six weeks ended April 3, 2010.  During the twenty six weeks ended March 28, 2009, 9,350 options expired unexercised.

(10)  ACQUISITIONS:

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, during the thirteen weeks ended April 3, 2010, we did not purchase any shares of our common stock. During the twenty six weeks ended April 3, 2010, we purchased 1,000 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $6,000.

(11)  COMMITMENTS AND CONTINGENCIES:

Guarantees

We guarantee various leases for franchisees and locations sold in prior years.  Remaining rental commitments required under these leases are approximately $1,208,000.  In the event of a default under any of these agreements, we will have the right to repossess the premises and operate the business to recover amounts paid under the guarantee either by liquidating assets or operating the business.

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

We own the building where our corporate offices are located.  On April 16, 2001, we filed suit against the owner of the adjacent shopping center to determine our right to non-exclusive parking in the shopping center.  During fiscal year 2007, the appellate court affirmed and upon re-hearing, again affirmed the granting of a summary judgment in favor of the shopping center.  The seller from whom we purchased the building was named as a defendant in the lawsuit by the owner of the adjacent shopping center and we filed and served a cross-complaint against the seller.  During the fourth quarter of our fiscal year 2009, the seller was awarded reimbursement of its attorneys’ fees and costs in the amount of $109,000 and during the second quarter of our fiscal year 2010, the trial court denied our motion for re-consideration of a portion of the award. Subsequent to the end of the second quarter of our fiscal year 2010, we paid the award of attorneys’ fees and costs.  During the second quarter of our fiscal year 2009, the seller filed suit against us for malicious prosecution.  During the second quarter of our fiscal year 2010, the court denied the seller’s motion for punitive damages.  We deny the allegations and are vigorously defending against the allegations.

During fiscal year 2007, we and the limited partnership which owns the restaurant in Pinecrest, Florida filed suit against the limited partnership’s landlord.  We are the sole general partner and a 40% limited partner in this limited partnership.  We were seeking to recover the cost of structural repairs to the business premises we paid, as we believed that these structural repairs were the landlord’s responsibility under the lease.  The lawsuit, in addition to attempting to recover the amounts expended by us for structural repairs also attempted to recover the rent paid by the limited partnership while the repairs were occurring.  The claim also included a request by the limited partnership for the court to determine if the limited partnership had the exclusive right to the use of the pylon sign in front of the business premises.  The landlord denied liability for structural repairs to the business premises, denied any obligation to reimburse the limited partnership for any rent paid while structural repairs occurred and denied the limited partnership’s right to use the pylon sign.  During the second quarter of our fiscal year 2010, we settled the lawsuit without recovering the cost of any structural repairs to the business premises, nor any rent paid while the structural repairs were occurring.   The limited partnership was granted the right, for a monthly fee, to occupy the top space on each side of the two pylon signs constructed by the landlord for the shopping center throughout the term of the lease, including renewal options if exercised by the limited partnership.  Each party is responsible for its own attorneys’ fees and costs incurred in the lawsuit.   Subsequent to the end of the second quarter of our fiscal year 2010, the settlement was reduced to writing and approved by the court.

(12)  SUBSEQUENT EVENTS:

Subsequent events have been evaluated through the date these condensed consolidated financial statements were issued.  No events, other than the events disclosed above, required disclosure.

(13)  BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants.  The operation of package stores consists of retail liquor sales and related items.  Information concerning the revenues and operating income for the thirteen weeks and twenty six weeks ended April 3, 2010 and March 28, 2009, and identifiable assets for the two reportable segments in which we operate, are shown in the following table.  Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment.  In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes.  Identifiable assets by segment are those assets that are used in our operations in each segment.  Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters.  We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

	(in thousands)
	Thirteen Weeks Ending April 3, 2010	Thirteen Weeks Ending March 28, 2009
Operating Revenues:
Restaurants	$15,011	$13,866
Package stores	3,595	3,515
Other revenues	332	376
Total operating revenues	$18,938	$17,757

Operating Income Reconciled to Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$1,914	$1,346
Package stores	399	257
	2,313	1,603
Corporate expenses, net of other Revenues	(798)	(389)
Operating income	1,515	1,214
Other income (expense)	(100)	(90)
Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests	$1,415	$1,124

Depreciation and Amortization:
Restaurants	$476	$473
Package stores	55	67
	531	540
Corporate	84	86
Total Depreciation and Amortization	$615	$626

Capital Expenditures:
Restaurants	$233	$350
Package stores	125	56
	358	406
Corporate	25	101
Total Capital Expenditures	$383	$507

	Twenty Six Weeks Ending April 3, 2010	Twenty Six Weeks Ending March 28, 2009
Operating Revenues:
Restaurants	$28,224	$26,439
Package stores	7,188	6,863
Other revenues	690	708
Total operating revenues	$36,102	$34,010

Operating Income Reconciled to Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$2,678	$1,932
Package stores	656	364
	3,334	2,296
Corporate expenses, net of other Revenues	(1,228)	(793)
Operating income	2,106	1,503
Other income (expense)	(188)	(42)
Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests	$1,918	$1,461

Depreciation and Amortization:
Restaurants	$952	$956
Package stores	107	138
	1,059	1,094
Corporate	166	170
Total Depreciation and Amortization	$1,225	$1,264

Capital Expenditures:
Restaurants	$1,617	$694
Package stores	410	172
	2,027	866
Corporate	31	227
Total Capital Expenditures	$2,058	$1,093

	April 3,	October 3,
	2010	2009
Identifiable Assets:
Restaurants	$20,670	$19,587
Package store	3,899	3,396
	24,569	22,983
Corporate	12,105	10,496
Consolidated Totals	$36,674	$33,479

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

OVERVIEW

At April 3, 2010, we (i) operated 24 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of one restaurant and four combination restaurants/package stores, (one restaurant of which we operate).  The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of April 3, 2010 and as compared to March 28, 2009 and October 3, 2009.  With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

Types of Units	April 3, 2010	October 3, 2009	March 28, 2009
Company Owned: Combination package and restaurant	4	4	4
Restaurant only	4	3	3	(1)
Package store only	5	5	5

Company Operated Restaurants Only:
Limited Partnerships	9	9	9
Franchise	1	1	1
Unrelated Third Party	1	1	1

Company Owned Club:	1	1	1

Total Company Owned/Operated Units	25	24	24
Franchised Units	5	6	6	(1	)(2)

Notes:
(1) During the first quarter of our 2010 fiscal year end, we purchased from a franchisee the operating restaurant assets of the franchised restaurant located in Boca Raton, Florida and accordingly, on October 18, 2009 the restaurant converted from a franchised unit to a company owned restaurant.

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

Limited Partnership Financial Arrangement:  We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned and managed by a related franchisee.  Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes.  The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method.  In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us.  Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors.  Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of available cash to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates).  As of April 3, 2010, limited partnerships owning three (3) restaurants, (Surfside, Florida, Kendall, Florida and West Miami, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership.  In addition to its receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	April 3, 2010		March 28, 2009
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$11,950	64.23	$11,198	64.43
Restaurant bar sales	3,061	16.45	2,668	15.35
Package store sales	3,595	19.32	3,515	20.22

Total Sales	$18,606	100.00	$17,381	100.00

Franchise related revenues	255		282
Owner’s fee	30		45
Other operating income	47		49

Total Revenue	$18,938		$17,757

	-----------------------Twenty Six Weeks Ended-----------------------
	April 3, 2010		March 28, 2009
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$22,554	63.69	$21,367	64.16
Restaurant bar sales	5,670	16.01	5,072	15.23
Package store sales	7,188	20.30	6,863	20.61

Total Sales	$35,412	100.00	$33,302	100.00

Franchise related revenues	536		544
Owner’s fee	83		89
Other operating income	71		75

Total Revenue	$36,102		$34,010

Comparison of Thirteen Weeks Ended April 3, 2010 and March 28, 2009.

Revenues.  Total revenue for the thirteen weeks ended April 3, 2010 increased $1,181,000 or 6.65% to $18,938,000 from $17,757,000 for the thirteen weeks ended March 28, 2009.   This increase resulted from sales from our formerly franchised Boca Raton, Florida restaurant ($863,000), which opened for business as a Company owned restaurant on October 18, 2009, offset by the decrease in franchise royalties and bookkeeping fees which otherwise would have been paid by the former franchisee, ($32,000).  Without giving effect to the increased revenue generated by the Boca Raton, Florida restaurant becoming a company owned restaurant as opposed to a franchise, total revenue for the thirteen weeks ended April 3, 2010 would have increased $350,000 or 1.97% to $18,107,000 from $17,757,000 for the thirteen weeks ended March 28, 2009.

Restaurant Food Sales.  Restaurant revenue generated from the sale of food at restaurants (food sales) totaled $11,950,000 for the thirteen weeks ended April 3, 2010 as compared to $11,198,000 for the thirteen weeks ended March 28, 2009.  The increase in food sales resulted from sales from the Boca Raton, Florida restaurant, which generated $557,000 of food sales during the thirteen weeks ended April 3, 2010.  Without giving effect to the food sales generated from the Boca Raton, Florida restaurant operating as a Company owned restaurant as opposed to a franchise, ($557,000), food sales for the thirteen weeks ended April 3, 2010, would have increased $195,000 or 1.74% to $11,393,000 from $11,198,000 for the thirteen weeks ended March 28, 2009.  Comparable weekly food sales (for restaurants open for all of the second quarter of our fiscal years 2010 and 2009, which consists of seven restaurants owned by us and nine restaurants owned by affiliated limited partnerships) was $876,000 and $861,000 for the thirteen weeks ended April 3, 2010 and March 28, 2009, respectively, an increase of 1.74%.  Comparable weekly food sales for Company owned restaurants (open for all of the second quarter of our fiscal years 2010 and 2009), was $351,000 and $336,000 for the second quarter of our fiscal year 2010 and the second quarter of our fiscal year 2009, respectively, an increase of 4.46%.  Comparable weekly food sales for affiliated limited partnership owned restaurants, (open for all of the second quarter of our fiscal years 2010 and 2009), was $525,000 and $526,000 for the second quarter of our fiscal year 2010 and the second quarter of our fiscal year 2009, respectively, a decrease of 0.19%.  We anticipate that food sales will continue to increase throughout the balance of our fiscal year 2010 due to, among other things, the operation of our Boca Raton, Florida restaurant.

Restaurant Bar Sales.  Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $3,061,000 for the thirteen weeks ended April 3, 2010 as compared to $2,668,000 for the thirteen weeks ended March 28, 2009.  The increase in bar sales resulted from sales from the Boca Raton, Florida restaurant, which generated $204,000 of bar sales during the thirteen weeks ended April 3, 2010, as well as our new promotion, (half price drinks from 9:00 p.m. to closing, a slow period of time for business for most of our restaurants), instituted during the first quarter of our fiscal year 2010.  Without giving effect to the bar sales generated from the Boca Raton, Florida restaurant becoming a Company owned restaurant as opposed to a franchise, ($204,000), bar sales for the thirteen weeks ended April 3, 2010, would have increased $189,000 or 7.08% to $2,857,000 from $2,668,000 for the thirteen weeks ended March 28, 2009.   Comparable weekly bar sales (for restaurants open for all of the second quarter of our fiscal years 2010 and 2009, which consists of seven restaurants owned by us and nine restaurants owned by affiliated limited partnerships) was $220,000 for the thirteen weeks ended April 3, 2010 and $205,000 for the thirteen weeks ended March 28, 2009, an increase of 7.32%.  Comparable weekly bar sales for Company owned restaurants,  (open for all of the second quarter of our fiscal years 2010 and 2009), was $86,000 and $81,000 for the second quarter of our fiscal year 2010 and the second quarter of our fiscal year 2009, respectively, an increase of 6.17%.  Comparable weekly bar sales for affiliated limited partnership owned restaurants,  (open for all of the second quarter of our fiscal years 2010 and 2009), was $134,000 and $125,000 for the second quarter of our fiscal year 2010 and the second quarter of our fiscal year 2009, respectively, an increase of 7.20%.   We anticipate that bar sales will continue to increase throughout the balance of our fiscal year 2010 primarily because of the bar sales from our Boca Raton, Florida restaurant, as well as an increase in same store bar sales because of a new promotion, (half price drinks from 9:00 p.m. to closing, a slow period of time for business for most of our restaurants), instituted during the first quarter of our fiscal year 2010.

Package Store Sales.  Revenue generated from sales of liquor and related items at package liquor stores (package store sales) totaled $3,595,000 for the thirteen weeks ended April 3, 2010 as compared to $3,515,000 for the thirteen weeks ended March 28, 2009, an increase of $80,000, notwithstanding New Year’s Eve falling in the first quarter of our fiscal year 2010 as opposed to the second quarter of our fiscal year 2009 (and accordingly not included in package store sales for the thirteen weeks ended April 3, 2010, but included in package store sales for the thirteen weeks ended March 28, 2009).  The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the second quarter of our fiscal years 2010 and 2009), was $276,000 for the thirteen weeks ended April 3, 2010 as compared to $270,000 for the thirteen weeks ended March 28, 2009, an increase of 2.22%.  Package store sales are expected to remain stable throughout the balance of our fiscal year 2010.

Operating Costs and Expenses.  Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended April 3, 2010 increased $880,000 or 5.32% to $17,423,000 from $16,543,000 for the thirteen weeks ended March 28, 2009. The increase was primarily due to expenses related to the operation of our Boca Raton, Florida restaurant of approximately $453,000 and to a lesser extent a general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses.  We anticipate that our operating costs and expenses will continue to increase throughout the balance of our fiscal year 2010 due primarily to the operating costs and expenses associated with our Boca Raton, Florida restaurant and among other things, an expected general increase in food costs, offset by a decrease in the cost of ribs.  Operating costs and expenses decreased as a percentage of total sales to approximately 92.00% in the second quarter of our fiscal year 2010 from 93.16% in the second quarter of our fiscal year 2009

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food sales and bar sales for the thirteen weeks ended April 3, 2010 increased to $9,919,000 from $9,210,000 for the thirteen weeks ended March 28, 2009.  Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of restaurant food sales and bar sales), was 66.08% for the thirteen weeks ended April 3, 2010 and 66.42% for the thirteen weeks ended March 29, 2008.  This slight decrease in gross profit for food sales and bar sales for the second quarter of our fiscal year 2010 was primarily due to our new restaurant bar promotion, (half price drinks from 9:00 p.m. to closing, a slow period of time for business for most of our restaurants), instituted during the first quarter of our fiscal year end 2010, offset by a decrease in the cost of ribs during calendar year 2010.  We anticipate that our gross profit for food sales and bar sales will continue to decrease during the balance of our fiscal year 2010 due to our new restaurant bar promotion, (half price drinks from 9:00 p.m. to closing, a slow period of time for business for most of our restaurants), offset by a decrease in the cost of ribs during calendar year 2010.

Package Store Sales.  Gross profit for package store sales for the thirteen weeks ended April 2, 2010 increased to $1,203,000 from $1,109,000 for the thirteen weeks ended March 28, 2009.  Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), for package store sales was 33.46% for the thirteen weeks ended April 3, 2010 and 31.55% for the thirteen weeks ended March 28, 2009.  The increase in our gross profit margin, (1.91%), was primarily due to the purchase of "close out" and inventory reduction merchandise from wholesalers. We anticipate the gross profit margin for package store sales to remain constant throughout the balance of our fiscal year 2010 as we expect to continue purchasing “close out” and inventory reduction merchandise from wholesalers.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended April 3, 2010 increased $493,000 or 9.74% to $5,553,000 from $5,060,000 for the thirteen weeks ended March 28, 2009 due primarily to the Boca Raton, Florida restaurant being open during the thirteen weeks ended April 3, 2010, ($245,000), offset by a reduction of our store level management.  We anticipate that our payroll and related costs will increase throughout the balance of our fiscal year 2010, primarily due to the payroll and related costs and expenses associated with our Boca Raton, Florida restaurant. Payroll and related costs as a percentage of total sales was 29.32% in the second quarter of our fiscal year 2010 and 28.50% of total sales in the second quarter of our fiscal year 2009.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended April 3, 2010 increased $48,000 or 4.93% to $1,021,000 from $973,000 for the thirteen weeks ended March 28, 2009.  Our occupancy costs increased primarily due to the occupancy cost associated with our Boca Raton, Florida restaurant, offset by the elimination of rent paid for our combination restaurant and package liquor store located at 2505 N. University Drive, Hollywood, Florida (Store #19), the real property and building of which we purchased during the first quarter of our fiscal year 2010 and a decrease in the rent paid for our restaurant located at 1550 W. 84th Street, Hialeah, Florida (Store #9) during the second quarter of our fiscal year 2010.  We anticipate that our occupancy costs will increase throughout the balance of our fiscal year 2010, primarily due to the occupancy cost associated with our Boca Raton, Florida restaurant, offset by the elimination of rent paid for our combination restaurant and package liquor store located at 2505 N. University Drive, Hollywood, Florida (Store #19) and a decrease in the rent paid for our restaurant located at 1550 W. 84th Street, Hialeah, Florida (Store #9).

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended April 3, 2010 decreased $83,000 or 2.41% to $3,365,000 from $3,448,000 for the thirteen weeks ended March 28, 2009.  Selling, general and administrative expenses decreased as a percentage of total sales in the second quarter of our fiscal year 2010 to approximately 17.77% as compared to 19.42% in the second quarter of our fiscal year 2009.  This decrease is due primarily to reduced advertising expense and property and workers compensation insurance expenses, offset by the selling, general and administrative expenses associated with the operation of the Boca Raton, Florida restaurant and an overall increase in expenses.   We anticipate that throughout the balance of our fiscal year 2010, our selling, general and administrative expenses will be consistent with our prior fiscal year, with increases attributed to the operation of our Boca Raton, Florida restaurant offset by decreases in advertising and insurance expense.

Depreciation and Amortization.  Depreciation for the thirteen weeks ended April 3, 2010 and March 28, 2009 was $615,000 and $626,000 respectively.  As a percentage of revenue, depreciation and amortization expense was 3.25% of revenue in the thirteen weeks ended April 3, 2010 and 3.53% of revenue in the thirteen weeks ended March 28, 2009.

Interest Expense, Net.  Interest expense, net, for the thirteen weeks ended April 3, 2010 increased $22,000 to $130,000 from $108,000 for the thirteen weeks ended March 28, 2009.  Interest expense increased during the thirteen weeks ended April 3, 2010 primarily due to the interest paid on the mortgage associated with the purchase of our combination restaurant and package liquor store located at 2505 N. University Drive, Hollywood, Florida (Store #19), which mortgage did not exist during the thirteen weeks ended March 28, 2009.  The interest expense and principal balance on our line of credit were approximately equal during the thirteen weeks ended April 3, 2010 and March 28, 2009.

Net Income. Net income for the thirteen weeks ended April 3, 2010 decreased $14,000 or 2.05% to $670,000 from $684,000 for the thirteen weeks ended March 28, 2009.  As a percentage of sales, net income for the second quarter of our fiscal year 2010 is 3.54%, as compared to 3.85% in the second quarter of our fiscal year 2009.  The decrease in net income as a percentage of sales (-0.31%) is primarily due to lower gross profit generated from our food sales and bar sales, offset by higher gross profit generated from our package store sales and improved control over expenses.   During the thirteen weeks ended March 28, 2009, we adjusted our deferred tax asset by $122,000.

Comparison of Twenty Six Weeks Ended April 3, 2010 and March 28, 2009.

Revenues.  Total revenue for the twenty six weeks ended April 3, 2010 increased $2,092,000 or 6.15% to $36,102,000 from $34,010,000 for the twenty six weeks ended March 28, 2009.   This increase resulted from sales from our formerly franchised Boca Raton, Florida restaurant ($1,493,000), which opened for business as a Company owned restaurant on October 18, 2009, offset by the decrease in franchise royalties and bookkeeping fees which otherwise would have been paid by the former franchisee, ($58,000).  Without giving effect to the increased revenue generated by the Boca Raton, Florida restaurant becoming a Company owned restaurant as opposed to a franchise, ($1,493,000), total revenue for the twenty six weeks ended April 3, 2010 would have increased $657,000 or 1.93% to $34,667,000 from $34,010,000 for the twenty six weeks ended March 28, 2009.

Restaurant Food Sales.  Restaurant revenue generated from the sale of food at restaurants (food sales) totaled $22,554,000 for the twenty six weeks ended April 3, 2010 as compared to $21,367,000 for the twenty six weeks ended March 28, 2009.  The increase in food sales resulted primarily from sales from the Boca Raton, Florida restaurant, which generated $1,038,000 of food sales during the twenty six weeks ended April 3, 2010.  Without giving effect to the food sales generated from the Boca Raton, Florida restaurant operating as a Company owned restaurant as opposed to a franchise, ($1,038,000), food sales during the twenty six weeks ended April 3, 2010 would have increased $149,000 or 0.70% to $21,516,000 from $21,367,000 for the twenty six weeks ended March 28, 2009.  Comparable weekly food sales (for restaurants open for all of the first and second quarters of our fiscal years 2010 and 2009, which consists of seven restaurants owned by us and nine restaurants owned by affiliated limited partnerships) was $828,000 and $822,000 for the twenty six ended April 3, 2010 and March 28, 2009, respectively, an increase of 0.73%.  Comparable weekly food sales for Company owned restaurants, (open for all of the first and second quarters of our fiscal years 2010 and 2009), was $323,000 and $314,000 for the twenty six weeks ended April 3, 2010 and March 28, 2009, respectively, an increase of 2.87%.  Comparable weekly food sales for affiliated limited partnership owned restaurants (for restaurants open for all of the first and second quarters of our fiscal years 2010 and 2009), was $505,000 and $508,000 for the twenty six weeks ended April 3, 2010 and March 28, 2009, respectively, a decrease of 0.59%.We anticipate that food sales will continue to increase throughout the balance of our fiscal year 2010 due to, among other things, the operation of our Boca Raton, Florida restaurant, offset by a decline in same store restaurant food sales.

Restaurant Bar Sales.  Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $5,670,000 for the twenty six weeks ended April 3, 2010 as compared to $5,072,000 for the twenty six weeks ended March 28, 2009.  The increase in bar sales is due to sales from the Boca Raton, Florida restaurant, which generated $353,000 of bar sales during the twenty six weeks ended April 3, 2010, as well as our new promotion, (half price drinks from 9:00 p.m. to closing, a slow period of time for business for most of our restaurants), instituted during the first quarter of our fiscal year 2010.  Without giving effect to the bar sales generated by the Boca Raton, Florida restaurant becoming a Company owned restaurant as opposed to a franchise,($353,000) bar sales during the twenty six weeks ended April 3, 2010, would have increased $245,000 or 4.83% to $5,317,000 from $5,072,000 for the twenty six weeks ended March 28, 2009.   Comparable weekly bar sales (for restaurants open for all of the first and second quarters of our fiscal years 2010 and 2009, which consists of seven restaurants owned by us and nine restaurants owned by affiliated limited partnerships) was $204,000 for the twenty six weeks ended April 3, 2010 and $195,000 for the twenty six weeks ended March 28, 2009, an increase of 4.62%.  Comparable weekly bar sales for Company owned restaurants (open for all of the first and second quarters of our fiscal years 2010 and 2009,) was $79,000 and $75,000 for the twenty six weeks ended April 3, 2010 and March 28, 2009, respectively, an increase of 5.33%.  Comparable weekly bar sales for affiliated limited partnership owned restaurants (open for all of the first and second quarters of our fiscal years 2010 and 2009) was $125,000 and $120,000 for the twenty six weeks ended April 3, 2010 and March 28, 2009, respectively, an increase of 4.17%.   We anticipate that bar sales will continue to increase throughout the balance of our fiscal year 2010 primarily because of the bar sales from our Boca Raton, Florida restaurant, as well as an increase in same store bar sales because of a new promotion, (half price drinks from 9:00 p.m. to closing, a slow period of time for business for most of our restaurants), instituted during the first quarter of our fiscal year 2010.

Package Store Sales.  Revenue generated from sales of liquor and related items at package stores (package store sales)  totaled $7,188,000 for the twenty six weeks ended April 3, 2010 as compared to $6,863,000 for the twenty six weeks ended March 28, 2009, an increase of $325,000.  The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the first and second quarters of our fiscal years 2010 and 2009) was $276,000 and $264,000 for the twenty six weeks ended April 3, 2010 and March 28, 2009, respectively, an increase of 4.55%.  Package liquor store sales are expected to remain stable throughout the balance of our fiscal year 2010.

Operating Costs and Expenses.  Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the twenty six weeks ended April 3, 2010 increased $1,489,000 or 4.58% to $33,996,000 from $32,507,000 for the twenty six weeks ended March 28, 2009.  The increase was primarily due to expenses related to the operation of our Boca Raton, Florida restaurant of approximately $805,000 and to a lesser extent a general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses.  We anticipate that our operating costs and expenses will continue to increase throughout the balance of our fiscal year 2010 due primarily to the operating costs and expenses associated with our Boca Raton, Florida restaurant and among other things, an expected general increase in food costs, offset by a decrease in the cost of ribs.   Operating costs and expenses decreased as a percentage of total sales to approximately 94.17% for the twenty six weeks ended April 3, 2010 from 95.58% for the twenty six weeks ended March 28, 2009.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales.   Gross profit for food and bar sales for the twenty six weeks ended April 3, 2010 increased to $18,550,000 from $17,551,000 for the twenty six weeks ended March 28, 2009.  Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of food sales and bar sales), was 65.72% for the twenty six weeks ended April 3, 2010 and 66.38% for the twenty six weeks ended March 28, 2009.  This slight decrease in gross profit margin for food sales and bar sales for the twenty six weeks ended April 3, 2010, (-0.66%), was primarily due to our new restaurant bar promotion, (half price drinks from 9:00 p.m. to closing, a slow period of time for business for most of our restaurants), instituted during the first quarter of our fiscal year end 2010, offset by a decrease in the cost of ribs during calendar year 2010.  We anticipate that our gross profit for food sales and bar sales will continue to decrease during the balance of our fiscal year 2010 due to our new restaurant bar promotion, (half price drinks from 9:00 p.m. to closing, a slow period of time for business for most of our restaurants), offset by a decrease in the cost of ribs during calendar year 2010.

Package Store Sales.  Gross profit for package store sales for the twenty six weeks ended April 3, 2010 increased to $2,343,000 from $2,091,000 for the twenty six weeks ended March 28, 2009.  Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), was 32.60% for the twenty six weeks ended April 3, 2010 compared to 30.47% for the twenty six weeks ended March 28, 2009.  The increase in our gross profit margin, (2.13%), was primarily due to the purchase of "close out" and inventory reduction merchandise from wholesalers. We anticipate the gross profit margin for package store sales to remain constant throughout the balance of our fiscal year 2010 as we expect to continue purchasing “close out” and inventory reduction merchandise from wholesalers.

Payroll and Related Costs. Payroll and related costs for the twenty six weeks ended April 3, 2010 increased $657,000 or 6.69% to $10,472,000 from $9,815,000 for the twenty six weeks ended March 28, 2009 due primarily to the Boca Raton, Florida restaurant being open during the twenty six weeks ended April 3, 2010, ($442,000), offset by a reduction of our store level management.  We anticipate that our payroll costs and related expenses will increase throughout the balance of our fiscal year 2010, primarily due to the payroll and related costs and expenses associated with our Boca Raton, Florida restaurant.  Payroll and related costs as a percentage of total sales was 29.01% for the twenty six weeks ended April 3, 2010 and 28.86% of total sales for the twenty six weeks ended March 28, 2009.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the twenty six weeks ended April 3, 2010 increased $108,000 or 5.47% to $2,082,000 from $1,974,000 for the twenty six weeks ended March 28, 2009.  Our occupancy costs increased primarily due to the occupancy cost associated with our Boca Raton, Florida restaurant, offset by the elimination of rent paid for our combination restaurant and package liquor store located at 2505 N. University Drive, Hollywood, Florida (Store #19), the real property and building of which we purchased during the first quarter of our fiscal year 2010 and a decrease in the rent paid for our restaurant located at 1550 W. 84th Street, Hialeah, Florida (Store #9), at the start of the second quarter of our fiscal year 2010.  We anticipate that our occupancy costs will increase throughout the balance of our fiscal year 2010, primarily due to the occupancy cost associated with our Boca Raton, Florida restaurant, offset by the elimination of rent paid for our combination restaurant and package liquor store located at 2505 N. University Drive, Hollywood, Florida (Store #19) and a decrease in the rent paid for our restaurant located at 1550 W. 84th Street, Hialeah, Florida (Store #9).

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the twenty six weeks ended April 3, 2010 decreased $135,000 or 1.91% to $6,923,000 from $7,058,000 for the twenty six weeks ended March 28, 2009.  Selling, general and administrative expenses decreased as a percentage of total sales for the twenty six weeks ended April 3, 2010 to 19.18% as compared to 20.75% for the twenty six weeks ended March 28, 2009. This decrease is due primarily to reduced advertising expense and property and workers compensation insurance expenses, offset by the selling, general and administrative expenses associated with the operation of the Boca Raton, Florida restaurant and an overall increase in expenses.   We anticipate that throughout the balance of our fiscal year 2010, our selling, general and administrative expenses will be consistent with our prior fiscal year, with increases attributed to the operation of our Boca Raton, Florida restaurant offset by decreases in advertising and insurance expense.

Depreciation and Amortization.  Depreciation for the twenty six weeks ended April 3, 2010 and March 28, 2009 was $1,225,000 and $1,264,000 respectively.  As a percentage of revenue, depreciation and amortization expense was 3.39% of revenue in the twenty six weeks ended April 3, 2010 and 3.72% of revenue in the twenty six weeks ended March 28, 2009.

Interest Expense, Net.  Interest expense, net, for the twenty six weeks ended April 3, 2010 increased $8,000 to $235,000 from $227,000 for the twenty six weeks ended March 28, 2009.  Interest expense increased during the twenty six weeks ended April 3, 2010 primarily due to the interest paid on the mortgage associated with the purchase of our combination restaurant and package liquor store located at 2505 N. University Drive, Hollywood, Florida (Store #19),which mortgage did not exist during the twenty six weeks ended March 28, 2009.  The interest expense and principal balance on our line of credit were approximately equal during the twenty six weeks ended April 3, 2010 and March 28, 2009.

Net Income. Net income for the twenty six weeks ended April 3, 2010 increased $102,000 or 11.92% to $958,000 from $856,000 for the twenty six weeks ended March 28, 2009.  As a percentage of sales, net income for the twenty six weeks ended April 3, 2010 is 2.65%, as compared to 2.52% for the twenty six weeks ended March 28, 2009.  During the twenty six weeks ended March 28, 2009, we recognized interest income of $124,000 paid on claims we filed in the liquidation proceedings of Ambassador Insurance Company in 1983 and other income of $26,000 paid as the balance of our claims (10%) filed in the liquidation proceedings of Ambassador Insurance Company, offset by income tax of $44,000.  We also adjusted our tax deferred asset by $122,000.  Without giving effect to the above non-recurring items pertaining to the twenty six weeks ended March 28, 2009, our net income would have increased $330,000 or 52.55% during the twenty six weeks ended April 3, 2010.

New Limited Partnership Restaurants

During the twenty six weeks ended April 3, 2010 and the twenty six weeks ended March 28, 2009, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

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

Trends

During the next twelve months, we expect continued increases in aggregate food sales and bar sales as compared to prior periods primarily due to our Boca Raton, Florida restaurant, as well as an increase in same store food sales and bar sales because of a new promotion, (50% drinks from 9:00 p.m. to closing), instituted during the first quarter of our fiscal year 2010.  However, we expect same store food sales to decline over the next twelve month period due primarily to the current domestic and global financial crisis and increased competition.  We expect package store sales to remain stable.  We expect higher food costs and higher overall expenses, which will adversely affect our net income.  In December, 2007, we raised menu prices to offset the higher food costs and overall expenses.  During the first quarter of our fiscal year 2010, we raised certain of our alcoholic drink prices.  We plan to limit menu price increases as long as possible while maintaining our high quality of food and service and without reducing our food portions.  We have limited our advertising, but plan to attract and retain our customers by offering promotional gift cards, but are monitoring the impact of such discounts on our gross profit.  We may be required to raise menu prices wherever competitively possible.

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

Liquidity and Capital Resources

We fund our operations through cash from operations and borrowings under our line of credit.  As of April 3, 2010, we had cash of approximately $6,997,000, an increase of $2,417,000 from our cash balance of $4,580,000 as of October 3, 2009.  The increase in cash as of April 3, 2010 was primarily from our operations and due to minimal demand upon our cash flow for extraordinary items.  Management believes that the Company’s current cash availability from its line of credit and expected cash from operations will be sufficient to fund operations and capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the twenty six weeks of fiscal years 2010 and 2009.

	---------Twenty Six Weeks Ended--------
	April 3, 2010	March 28, 2009
	(in Thousands)

Net cash provided by operating activities	$4,577	$3,198
Net cash used in investing activities	(1,076)	(811)
Net cash used in financing activities	(1,084)	(734)

Net Increase in Cash and Cash Equivalents	2,417	1,653

Cash and Cash Equivalents, Beginning	4,580	3,244

Cash and Cash Equivalents, Ending	$6,997	$4,897

We have determined that we must retain any earnings for the development and operation of our business and accordingly, we do not intend to pay any cash dividends in the foreseeable future.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants.  We acquired property and equipment of $2,058,000, (including $850,000 of which was financed, $99,000 of which was the non-cash purchase of the assets of the franchised restaurant and $20,000 of deposits recorded in other assets as of October 3, 2009), during the twenty six weeks ended April 3, 2010, including $337,000 for renovations to two (2) existing Company owned restaurants.  During the twenty six weeks ended March 28, 2009, we acquired property and equipment of $1,093,000, (including $292,000 of deposits recorded in other assets as of September 27, 2008), including $497,000 for renovations to two (2) existing Company owned restaurants.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2010 to be approximately $565,000, of which $337,000 has been spent through April 3, 2010.

Long Term Debt

As of April 3, 2010, we had long term debt, (including our line of credit), of $7,562,000, as compared to $6,627,000 as of March 28, 2009, and $6,800,000 as of October 3, 2009.

Under a secured line of credit with a third party financial institution we are able to borrow up to $2,500,000.  The outstanding balance on our line of credit bears interest at BBA LIBOR 1 month rate, plus 2.25%, (2.498% as April 3, 2010), with monthly payments of interest only and the unpaid principal balance and all accrued interest was due in full on April 7, 2010.  We granted our lender a security interest in substantially all of our assets and a second mortgage on our corporate offices as collateral to secure our repayment obligations under our credit line.  Subsequent to the end of the second quarter of our fiscal year 2010, the maturity date of our line of credit, (April 7, 2010), was extended until June 5, 2010 while we negotiate a modification of our line of credit arrangement with our lender.  During the second quarter of our fiscal year 2010, we paid monthly installments of interest payments, with no borrowings or principal payments.  As of April 3, 2010, the amount outstanding under the line of credit was $1,586,000, with a remaining availability of $914,000.

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended April 3, 2010, March 28, 2009 and our fiscal year ended October 3, 2009.

Item	April 3, 2010	Mar. 28, 2009	Oct. 3, 2009
	(in Thousands)

Current Assets	$10,828	$8,973	$8,527
Current Liabilities	7,993	7,358	6,440
Working Capital	$2,835	$1,615	$2,087

Our working capital as of April 3, 2010 increased by 75.54% from the working capital for the fiscal quarter ending March 28, 2009 and increased by 35.84% from our working capital for our fiscal year ending October 3, 2009.  Our working capital increased during our fiscal quarter ended April 3, 2010 from our working capital for our fiscal year ended October 3, 2009, notwithstanding our use of approximately $525,000 in connection with our acquisition of the real property and building where our combination restaurant and package liquor store located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operates.

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures throughout the balance of our fiscal year 2010.  We also anticipate that during our fiscal year 2010, working capital will be affected by the payment of the balance for the purchase of a surveillance camera system ($92,000).

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of April 3, 2010 held no equity securities.

Interest Rate Risk

At April 3, 2010, of the Company’s debt arrangements, only borrowings under our line of credit bear interest at BBA LIBOR 1 month rate, plus 2.25%.  Increases in interest rates may have a material affect upon results of operations, depending upon the outstanding principal balance on our line of credit from time to time.

At April 3, 2010, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, during the thirteen weeks ended April 3, 2010, we did not purchase any shares of our common stock.  During the thirteen weeks ended March 28, 2009, we purchased 12,075 shares of our common stock for an aggregate purchase price of $51,000.  Of the common stock purchased, we purchased 11,225 shares of our common stock on the open market for an aggregate purchase price of $47,000 and we purchased 850 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $4,000.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The 2010 Annual Meeting of Shareholders of the Company was held on February 26, 2010.

(b)
The following nominees, having received the FOR votes set forth opposite their respective   names, constituting a plurality of the votes cast at the Annual Meeting for the election od directors, were duly elected Directors of the Company:

DIRECTOR	FOR	WITHHOLD AUTHORITY	ABSTENTIONS

Jeffrey D. Kastner	906,982	72,774	2,330
Michael B. Flanigan	907,482	72,274	2,330
Mike Roberts	969,807	9,949	2,330

The terms of office of the following Directors continued after the meeting:

James G. Flanigan,  August Bucci,  Patrick J. Flanigan,  Barbara J. Kronk,  Germaine Bell, and Christopher O’Neil.

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

FLANIGAN'S ENTERPRISES, INC.

Date: May 18, 2010	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)