Form 10-Q
period 2010-06-30
FLANIGANS ENTERPRISES INC
filed 2010-08-17
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)Yes ☐  No☐

Indicate by check mark whether the registrant is a Large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On August 17, 2010, 1,861,915 shares of Common Stock, $0.10 par value per share, were outstanding.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009

REVENUES:
Restaurant food sales	$11,247	$10,653	$33,801	$32,020
Restaurant bar sales	2,864	2,536	8,534	7,608
Package store sales	2,963	2,925	10,151	9,788
Franchise related revenues	220	298	756	842
Owner’s fee	42	40	125	129
Other operating income	38	39	109	114
	17,374	16,491	53,476	50,501

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	4,868	4,582	14,542	13,470
Package goods	1,929	1,968	6,774	6,740
Payroll and related costs	5,108	4,885	15,580	14,700
Occupancy costs	1,064	988	3,146	2,962
Selling, general and administrative expenses	3,371	3,418	10,294	10,476
	16,340	15,841	50,336	48,348
Income from Operations	1,034	650	3,140	2,153

OTHER INCOME (EXPENSE):
Interest expense	(120)	(105)	(355)	(332)
Interest and other income	22	15	69	200
	(98)	(90)	(286)	(132)

Income before Provision for Income Taxes	936	560	2,854	2,021

Provision for Income Taxes	(214)	(104)	(610)	(299)

Net Income before income attributable to noncontrolling interests	722	456	2,244	1,722

Less: Net income attributable to noncontrolling interests	$(296)	$(145)	$(860)	$(555)

Net Income attributable to stockholders	$426	$311	$1,384	$1,167

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts)

(Continued)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009

Net Income Per Common Share:
Basic	$0.23	$0.17	$0.74	$0.62
Diluted	$0.23	$0.17	$0.74	$0.62

Weighted Average Shares and Equivalent
Shares Outstanding
Basic	1,861,735	1,863,007	1,862,004	1,870,147
Diluted	1,861,735	1,863,007	1,862,004	1,870,147

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 3, 2010 (UNAUDITED) AND OCTOBER 3, 2009
(In Thousands)

ASSETS

	July 3, 2010	October 3, 2009

CURRENT ASSETS:

Cash and cash equivalents	$7,045	$4,580
Prepaid income taxes	--	332
Due from franchisees	8	270
Other receivables	102	94
Inventories	2,540	1,933
Prepaid expenses	1,036	980
Deferred tax asset	343	338

Total Current Assets	11,074	8,527

Property and Equipment, Net	22,169	21,240

Investment in Limited Partnership	143	140

OTHER ASSETS:

Liquor licenses, net	470	345
Deferred tax asset	850	830
Leasehold purchases, net	1,500	1,644
Other	632	753

Total Other Assets	3,452	3,572

Total Assets	$36,838	$33,479

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 3, 2010 (UNAUDITED) AND OCTOBER 3, 2009
 (In Thousands)

(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	July 3, 2010	October 3, 2009

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$4,597	$3,756
Income taxes payable	198	--
Due to franchisees	833	372
Current portion of long term debt	521	681
Current portion of re-financed line of credit	462	1,586
Deferred revenues	11	21
Deferred rent	25	24

Total Current Liabilities	6,647	6,440

Long Term Debt, Net of Current Maturities	5,247	4,533
Re-Financed Line of Credit, Net of Current Maturities	1,124
Deferred Rent, Net of Current Portion	187	206

Commitments and Contingencies

Equity:
Flanigan’s Enterprises, Inc. Stockholders’
Equity
Common stock, $.10 par value, 5,000,000
shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	15,161	13,777
Treasury stock, at cost, 2,335,727 shares
at July 3, 2010 and 2,334,709 shares at October 3, 2009	(6,049)	(6,043)
Total Flanigan’s Enterprises, Inc.
Stockholders’ equity	15,772	14,394
Noncontrolling interest	7,861	7,906
Total equity	23,633	22,300

Total liabilities and equity	$36,838	$33,479

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED JULY 3, 2010 AND JUNE 27, 2009
(In Thousands)

	July 3, 2010	June 27, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,244	$1,722
Adjustments to reconcile net income to net cash and
cash equivalents provided by operating activities:
Depreciation and amortization	1,667	1,708
Amortization of leasehold purchases	162	159
Loss on abandonment of property and equipment	10	34
Deferred income tax	(25)	(36)
Deferred rent	(18)	2
Income from unconsolidated limited partnership	(12)	(2)
Recognition of deferred revenue	(10)	(9)
Changes in operating assets and liabilities:
(increase) decrease in
Due from franchisees	--	223
Other receivables	(13)	(24)
Prepaid income taxes	332	(59)
Inventories	(588)	22
Prepaid expenses	353	615
Other assets	38	(7)
Increase (decrease) in:
Accounts payable and accrued expenses	841	54
Income taxes payable	198	--
Due to franchisees	461	278
Net cash and cash equivalents provided by operating
activities:	5,640	4,680

CASH FLOWS FROM INVESTING ACTIVITIES:

Collection on notes and mortgages receivable	14	11
Purchase of property and equipment	(1,546)	(1,246)
Deposit on property and equipment	--	(64)
Proceeds from the sale of fixed assets	9	53
Distributions from unconsolidated limited
Partnerships	9	9
Purchase of limited partnership interests	(10)	--
Net cash and cash equivalents used in investing
Activities:	(1,524)	(1,237)

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED JULY 3, 2010 AND JUNE 27, 2009
(In Thousands)

(Continued)

	July 3, 2010	June 27, 2009

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(750)	(800)
Proceeds from line of credit	--	24
Purchase of treasury stock	(6)	(87)
Distributions to limited partnership
minority partners	(895)	(879)

Net cash and cash equivalents used in
financing activities:	(1,651)	(1,742)

Net Increase in Cash and Cash Equivalents	2,465	1,701

Beginning of Period	4,580	3,244

End of Period	$7,045	$4,945

Supplemental Disclosure for Cash Flow Information:
Cash paid during period for:
Interest	$355	$332
Income taxes	$104	$435

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$409	$1,094
Purchase deposits transferred to property and equipment	$20	$292
Purchase of property in exchange for debt	$850	$--
Purchase of assets of franchised restaurant	$262	$--
Purchase of vehicle in exchange for debt	$45	$--

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 3, 2010

(1)           BASIS OF PRESENTATION:

The accompanying financial information for the periods ended July 3, 2010 and June 27, 2009 are unaudited.  Financial information as of October 3, 2009 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included.  For further information regarding the Company's accounting policies, refer to the Condensed Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 3, 2009.  Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2)           EARNINGS PER SHARE:

We follow Financial Accounting Standards Board Accounting Standards Codification Section 260 - “Earnings per Share” (FASB ASC 260).  This section provides for the calculation of basic and diluted earnings per share.  The data on Page 3 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potentially dilutive common stock equivalents.  As of July 3, 2010, no stock options were outstanding.

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

Index

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

Issued

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-21 - Accounting for Technical Amendments to Various SEC Rules and Schedules—This Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  The adoption of ASU No. 2010-21 will not have a material impact on our financial statements.

In February 2010, the FASB amended its authoritative guidance related to subsequent events to alleviate potential conflicts with current United States Securities Exchange Commission (“SEC”) guidance. Effective immediately, these amendments remove the requirement that an SEC filer disclose the date through which it has evaluated subsequent events. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

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

Index

(5)           EXTENSION OF LEASE FOR REAL PROPERTY:

Lake Worth, Florida

During the third quarter of our fiscal year 2010, our lease for our restaurant located at  2405 10th Avenue N., Lake Worth, Florida, (Store #12),  was extended for a period of three years, with a one three year renewal option in our favor. The renewal terms are substantially the same as our existing lease, including that the annual rent is subject to fixed annual increases.

(6)           DEBT:

Line of Credit

Under a secured line of credit with an unaffiliated third party financial institution we were able to borrow up to $2,500,000 until June 5, 2010, subject to certain conditions.  The outstanding balance on our line of credit bore interest at BBA LIBOR 1 month rate, plus 2.25%, (2.600% as of July 3, 2010), with monthly payments of interest only and the unpaid principal balance and all accrued interest was due in full on June 5, 2010.  We granted our lender a security interest in substantially all of our assets and a second mortgage on our corporate offices as collateral to secure our repayment obligations under our credit line.  During the third quarter of our fiscal year 2010, we paid monthly installments of interest payments, with no borrowings or principal payments.  As of July 3, 2010, the amount outstanding under the line of credit was $1,586,000, with no remaining availability.  As more fully discussed under Note 11 Subsequent Events, subsequent to the end of the third quarter of our fiscal year 2010, we converted the amount outstanding on our line of credit to a term loan due July, 2013. Since the line of credit was re-financed for a period of time in excess of twelve (12) months it has been re-classified as a long term debt in the accompanying Condensed Consolidated Balance Sheets.

Financed Insurance Premiums

(i)  For the policy year beginning December 30, 2008, our property insurance is a two (2) year policy with our insurance carrier.  The two (2) year property insurance premium is $631,000 and is financed in full through an unaffiliated third party lender.  The finance agreement earns interest at the rate of 5.15% per annum and is amortized over 20 months, with monthly payments of principal and interest, each in the amount of $30,000.  The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

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

Index

As of July 3, 2010, we owe, in the aggregate, a principal balance of $270,000 to the third party lender that financed our property and general liability insurance policies.

(7)           INCOME TAXES:

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

(8)           STOCK OPTION PLANS:

We have one stock option plan under which qualified stock options may be granted to our officers and other employees.  Under this plan, the exercise price for the qualified stock options must be no less than 100% of the fair market value of the Company’s Common Stock on the date the options are granted.  In general, options granted under our stock option plan expire after a five (5) year period and generally vest no later than one (1) year from the date of grant.  As of July 3, 2010, no options to acquire shares were outstanding.  Under this plan, options to acquire an aggregate of 45,000 shares are available for grant.

No stock options were granted during the thirty nine weeks ended July 3, 2010, nor were stock options granted during the thirty nine weeks ended June 27, 2009.

No stock options were exercised during the thirty nine weeks ended July 3, 2010, nor were stock options exercised during the thirty nine weeks ended June 27, 2009.

There was no stock option activity during the thirty nine weeks ended July 3, 2010.  During the thirty nine weeks ended June 27, 2009, 49,350 options expired unexercised.

(9)           ACQUISITIONS:

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, during the thirteen weeks ended July 3, 2010, we purchased 18 shares of our common stock for an aggregate purchase price of $100.  During the third quarter ended June 27, 2009, we purchased 325 shares of our common stock for an aggregate purchase price of $2,000 from an employee.  During the thirty nine weeks ended July 3, 2010, we purchased 1,018 shares of our common stock for an aggregate purchase price of $6,000.  Of the stock purchased, we purchase 18 shares in a private transaction for an aggregate purchase price of $131 and 1,000 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $6,000.  During the thirty nine weeks ended June 27, 2009, we purchased 21,400 shares of our common stock for an aggregate purchase price of $87,000.  Of the shares purchased, we purchased 20,225 shares of our common stock on the open market for an aggregate purchase price of $81,000, 325 shares of our common stock from an employee for a purchase price of $2,000 and 850 shares of our common stock from the Joseph G. Flanigan Charitable Trust for a purchase price of $4,000.

(10)           COMMITMENTS AND CONTINGENCIES:

Guarantees

Index

We guarantee various leases for franchisees and locations sold in prior years.  Remaining rental commitments required under these leases are approximately $1,081,000.  In the event of a default under any of these agreements, we will have the right to repossess the premises and operate the business to recover amounts paid under the guarantee either by liquidating assets or operating the business.

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

We own the building where our corporate offices are located.  On April 16, 2001, we filed suit against the owner of the adjacent shopping center to determine our right to non-exclusive parking in the shopping center.  During fiscal year 2007, the appellate court affirmed and upon re-hearing, again affirmed the granting of a summary judgment in favor of the shopping center.  The seller from whom we purchased the building was named as a defendant in the lawsuit by the owner of the adjacent shopping center and we filed and served a cross-complaint against the seller.  During the fourth quarter of our fiscal year 2009, the seller was awarded reimbursement of its attorneys’ fees and costs in the amount of $109,000 and during the second quarter of our fiscal year 2010, the trial court denied our motion for re-consideration of a portion of the award. During the third quarter of our fiscal year 2010, we paid the award of attorneys’ fees and costs.  During the second quarter of our fiscal year 2009, the seller filed suit against us for malicious prosecution.  During the second quarter of our fiscal year 2010, the court denied the seller’s motion for punitive damages.  We deny the allegations and are vigorously defending against the allegations.

(11)           SUBSEQUENT EVENTS:

Subsequent events have been evaluated through the date these condensed consolidated financial statements were issued.  No events, other than the events disclosed below, required disclosure.

(a)   Re-Financing of Corporate Offices

Subsequent to the end of the third quarter of our fiscal year 2010, we re-financed the mortgage loan encumbering our corporate offices, which mortgage loan was and continues to be extended and held by an unaffiliated third party lender. The refinanced mortgage loan is in the original principal amount of $935,000 and bears interest at a variable rate.  We entered into an interest rate swap agreement to hedge the interest rate risk, which fixed the interest rate on the mortgage loan at 5.11% per annum throughout the term of the loan.  The mortgage loan is amortized over twenty (20) years, with our current monthly

Index

payment of principal and interest totaling $4,500, with the entire principal balance and all accrued but unpaid interest due on August 1, 2017.  We paid an $18,000 pre-payment penalty to the lender in connection with the refinancing.

(b)   Conversion of Line of Credit to Term Loan

Subsequent to the end of the third quarter of our fiscal year 2010, we converted the amount outstanding on our line of credit ($1,586,000) to a term loan maturing in July 2013.   The term loan is in the principal amount of $1,586,000 and bears interest at a variable interest rate.  We entered into an interest rate swap agreement to hedge the interest rate risk, which fixed the interest rate on the term loan at 4.55% per annum throughout the term of the loan.  The term loan is fully amortized over three (3) years, with our monthly payment of principal and interest, totaling $45,000.  We granted our lender a security interest in substantially all of our assets and a second mortgage on our corporate offices as collateral to secure our repayment obligations under our term loan. Since the line of credit was re-financed for a period of time in excess of twelve (12) months, it has been re-classified as long term debt in the accompanying Condensed Consolidated Balance Sheets.

(c)   Purchase of Real Property and Improvements – Fort Lauderdale, Florida

Subsequent to the end of the third quarter of our fiscal year 2010, we purchased from an unaffiliated third party, the real property and building where our restaurant located at 2600 W. Davie Road, Fort Lauderdale, Florida, (Store #22), operates pursuant to an option to purchase contained in our lease agreement.  We paid $1,700,000 for this property, all cash at closing.

(d)   Execution of New Lease for Existing Location

Stuart, Florida

Subsequent to the end of the third quarter of our fiscal year 2010, the limited partnership which owns the restaurant in the “Howard Johnson’s Hotel” in Stuart, Florida entered into a new lease with the lender which acquired ownership of the property through foreclosure.  The term of the lease is three (3) years, with one (1) three (3) year renewal option and the annual rent is subject to fixed annual increases.

(12)           BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants.  The operation of package stores consists of retail liquor sales and related items.  Information concerning the revenues and operating income for the thirteen weeks and thirty nine weeks ended July 3, 2010 and June 27, 2009, and identifiable assets for the two reportable segments in which we operate, are shown in the following table.  Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment.  In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes.  Identifiable assets by segment are those assets that are used in our operations in each segment.  Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters.  We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

	Thirteen Weeks Ending July 3, 2010	Thirteen Weeks Ending June 27, 2009
Operating Revenues:
Restaurants	$14,111	$13,189

Index

Package stores	2,963	2,925
Other revenues	300	377
Total operating revenues	$17,374	$16,491

Operating Income Reconciled to Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$1,211	$958
Package stores	269	82
	1,480	1,040
Corporate expenses, net of other
Revenues	(447)	(390)
Operating income	1,033	650
Other income (expense)	(97)	(90)
Operating Income Reconciled to Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests	$936	$560

Depreciation and Amortization:
Restaurants	$469	$465
Package stores	53	56
	522	521
Corporate	82	82
Total Depreciation and Amortization	$604	$603

Capital Expenditures:
Restaurants	$338	$313
Package stores	77	75
	415	388
Corporate	87	56
Total Capital Expenditures	$502	$444

	Thirty Nine Weeks Ending July 3, 2010	Thirty Nine Weeks Ending June 27, 2009
Operating Revenues:
Restaurants	$42,335	$39,628
Package stores	10,151	9,788
Other revenues	990	1,085
Total operating revenues	$53,476	$50,501

Operating Income Reconciled to Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$3,890	$2,890
Package stores	925	446
	4,815	3,336
Corporate expenses, net of other

Index

Revenues	(1,675)	(1,183)
Operating income	3,140	2,153
Other income (expense)	(286)	(132)
Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests	$2,854	$2,021

Depreciation and Amortization:
Restaurants	$1,421	$1,421
Package stores	160	194
	1,581	1,615
Corporate	248	252
Total Depreciation and Amortization	$1,829	$1,867

Capital Expenditures:
Restaurants	$1,955	$1,007
Package stores	487	247
	2,442	1,254
Corporate	118	284
Total Capital Expenditures	$2,560	$1,538

	July 3, 2010	October 3, 2009
Identifiable Assets:
Restaurants	$19,310	$19,587
Package store	3,909	3,396
	23,219	22,983
Corporate	13,619	10,496
Consolidated Totals	$36,838	$33,479

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Index

At July 3, 2010, we (i) operated 24 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of one restaurant and four combination restaurants/package stores, (one restaurant of which we operate).  The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of July 3, 2010 and as compared to June 27, 2009 and October 3, 2009.  With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

Types of Units	July 3, 2010	October 3, 2009	June 27, 2009
Company Owned:
Combination package and restaurant	4	4	4
Restaurant only	4	3	3	(1)
Package store only	5	5	5

Company Operated Restaurants Only:
Limited Partnerships	9	9	9
Franchise	1	1	1
Unrelated Third Party	1	1	1

Company Owned Club:	1	1	1

Total Company Owned/Operated Units	25	24	24
Franchised Units	5	6	6	(1)(2)

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

Limited Partnership Financial Arrangement:  We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned and managed by a related franchisee.  Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes.  The results of operations of the Fort Lauderdale, Florida restaurant are accounted

Index

for by us utilizing the equity method.  In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us.  Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors.  Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of available cash to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates).  As of July 3, 2010, limited partnerships owning three (3) restaurants, (Surfside, Florida, Kendall, Florida and West Miami, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership.  In addition to its receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	July 3, 2010		June 27, 2009
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$11,247	65.88	$10,653	66.11
Restaurant bar sales	2,864	16.77	2,536	15.74
Package store sales	2,963	17.35	2,925	18.15

Total Sales	$17,074	100.00	$16,114	100.00

Franchise related revenues	220		298
Owner’s fee	42		40
Other operating income	38		39

Total Revenue	$17,374		$16,491

	-----------------------Thirty-Nine Weeks Ended-----------------------
	July 3, 2010		June 27, 2009
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$33,801	64.40	$32,020	64.80
Restaurant bar sales	8,534	16.26	7,608	15.40
Package store sales	10,151	19.34	9,788	19.80

Total Sales	$52,486	100.00	$49,416	100.00

Franchise related revenues	756		842
Owner’s fee	125		129
Other operating income	109		114

Total Revenue	$53,476		$50,501

Index

Comparison of Thirteen Weeks Ended July 3, 2010 and June 27, 2009.

Revenues.  Total revenue for the thirteen weeks ended July 3, 2010 increased $883,000 or 5.35% to $17,374,000 from $16,491,000 for the thirteen weeks ended June 27, 2009.   This increase resulted from sales from our formerly franchised Boca Raton, Florida restaurant ($757,000), which opened for business as a Company owned restaurant on October 18, 2009, offset by the decrease in franchise royalties and bookkeeping fees which otherwise would have been paid by the former franchisee, ($29,000).  Without giving effect to the increased revenue generated by the Boca Raton, Florida restaurant becoming a company owned restaurant as opposed to a franchise, total revenue for the thirteen weeks ended July 3, 2010 would have increased $155,000 or 0.94% to $16,646,000 from $16,491,000 for the thirteen weeks ended June 27, 2009.

Restaurant Food Sales.  Restaurant revenue generated from the sale of food at restaurants (food sales) totaled $11,247,000 for the thirteen weeks ended July 3, 2010 as compared to $10,653,000 for the thirteen weeks ended June 27, 2009.  The increase in food sales resulted from sales from the Boca Raton, Florida restaurant, which generated $572,000 of food sales during the thirteen weeks ended July 3, 2010.  Without giving effect to the food sales generated from the Boca Raton, Florida restaurant operating as a Company owned restaurant as opposed to a franchise, ($572,000), food sales for the thirteen weeks ended July 3, 2010, would have increased $18,000 or 0.17% to $10, 671,000 from $10,653,000 for the thirteen weeks ended June 27, 2009.  Comparable weekly food sales (for restaurants open for all of the third quarter of our fiscal years 2010 and 2009, which consists of seven restaurants owned by us and nine restaurants owned by affiliated limited partnerships) was $813,000 and $819,000 for the thirteen weeks ended July 3, 2010 and June 27, 2009, respectively, a decrease of 0.73%.  Comparable weekly food sales for Company owned restaurants (open for all of the third quarter of our fiscal years 2010 and 2009), was $306,000 and $310,000 for the third quarter of our fiscal year 2010 and the third quarter of our fiscal year 2009, respectively, a decrease of 1.29%.  Comparable weekly food sales for affiliated limited partnership owned restaurants, (open for all of the third quarter of our fiscal years 2010 and 2009), was $507,000 and $509,000 for the third quarter of our fiscal year 2010 and the third quarter of our fiscal year 2009, respectively, a decrease of 0.39%.  We anticipate that food sales will continue to increase throughout the balance of our fiscal year 2010 due to, among other things, the operation of our Boca Raton, Florida restaurant.

Restaurant Bar Sales.  Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $2,864,000 for the thirteen weeks ended July 3, 2010 as compared to $2,536,000 for the thirteen weeks ended June 27, 2009.  The increase in bar sales resulted from sales from the Boca Raton, Florida restaurant, which generated $185,000 of bar sales during the thirteen weeks ended July 3, 2010, as well as our new promotion, (half price drinks from 9:00 p.m. to closing), instituted during the first quarter of our fiscal year 2010.  Without giving effect to the bar sales generated from the Boca Raton, Florida restaurant becoming a Company owned restaurant as opposed to a franchise, ($185,000), bar sales for the thirteen weeks ended July 3, 2010, would have increased $143,000 or 5.64% to $2,679,000 from $2,536,000 for the thirteen weeks ended June 27, 2009.  Comparable weekly bar sales (for restaurants open for all of the third quarter of our fiscal years 2010 and 2009, which consists of seven restaurants owned by us and nine restaurants owned by affiliated limited partnerships) was $206,000 for the thirteen weeks ended July 3, 2010 and $195,000 for the thirteen weeks ended June 27, 2009, an increase of 5.64%.  Comparable weekly bar sales for Company owned restaurants,  (open for all of the third quarter of our fiscal years 2010 and 2009), was $77,000 and $75,000 for the third quarter of our fiscal year 2010 and the third quarter of our fiscal year 2009, respectively, an increase of 2.67%.  Comparable weekly bar sales for affiliated limited partnership owned restaurants,  (open for all of the third quarter of our fiscal years 2010 and 2009), was $128,000 and $120,000 for the third quarter of our fiscal year 2010 and the third quarter of our fiscal year 2009, respectively, an increase of 6.67%.  We anticipate that bar sales will continue to increase throughout the balance of our fiscal year 2010 primarily

Index

because of the bar sales from our Boca Raton, Florida restaurant, as well as an increase in same store bar sales because of a new promotion, (half price drinks from 9:00 p.m. to closing), instituted during the first quarter of our fiscal year 2010.

Package Store Sales.  Revenue generated from sales of liquor and related items at package liquor stores (package store sales) totaled $2,963,000 for the thirteen weeks ended July 3, 2010 as compared to $2,925,000 for the thirteen weeks ended June 27, 2009, an increase of $38,000.  The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the third quarter of our fiscal years 2010 and 2009), was $228,000 for the thirteen weeks ended July 3, 2010 as compared to $225,000 for the thirteen weeks ended June 27, 2009, an increase of 1.33%.  Package store sales are expected to remain stable throughout the balance of our fiscal year 2010.

Operating Costs and Expenses.  Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended July 3, 2010 increased $499,000 or 3.15% to $16,340,000 from $15,841,000 for the thirteen weeks ended June 27, 2009. The increase was primarily due to expenses related to the operation of our Boca Raton, Florida restaurant of approximately $434,000 and to a lesser extent a general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses.  We anticipate that our operating costs and expenses will continue to increase throughout the balance of our fiscal year 2010 due primarily to the operating costs and expenses associated with our Boca Raton, Florida restaurant and among other things, an expected general increase in food costs, offset by a decrease in the cost of ribs.  Operating costs and expenses decreased as a percentage of total sales to approximately 94.05% in the third quarter of our fiscal year 2010 from 96.06% in the third quarter of our fiscal year 2009

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food sales and bar sales for the thirteen weeks ended July 3, 2010 increased to $9,243,000 from $8,607,000 for the thirteen weeks ended June 27, 2009.  Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of restaurant food sales and bar sales), was 65.50% for the thirteen weeks ended July 3, 2010 and 65.26% for the thirteen weeks ended June 27, 2009.  This slight increase in gross profit for food sales and bar sales for the third quarter of our fiscal year 2010 was primarily due to a decrease in the cost of ribs during calendar year 2010, offset by our new restaurant bar promotion, (half price drinks from 9:00 p.m. to closing), instituted during the first quarter of our fiscal year end 2010.  During the third quarter of our fiscal year 2009, gross profit for restaurant and bar sales was adversely affected by our direct mailing advertising, which included a $10.00 discount against a customer’s check of $20.00 or more and from higher food costs.  We anticipate that our gross profit for food sales and bar sales will continue to increase during the balance of our fiscal year 2010 due to a decrease in the cost of ribs during calendar year 2010 and an increase in our bar liquor prices subsequent to the end of our third quarter of our fiscal year 2010, offset by our new restaurant bar promotion, (half price drinks from 9:00 p.m. to closing).  We have not increased menu prices since the first quarter of our fiscal year 2008 to offset higher food costs.

Package Store Sales.  Gross profit for package store sales for the thirteen weeks ended July 3, 2010 increased to $1,034,000 from $957,000 for the thirteen weeks ended June 27, 2009.  Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), for package store sales was 34.90% for the thirteen weeks ended July 3, 2010 and 32.72% for the thirteen weeks ended June 27, 2009.  The increase in our gross profit margin, (2.18%), was primarily due to the purchase of "close out" and inventory reduction merchandise from wholesalers. We anticipate the gross profit

Index

margin for package store sales to remain constant throughout the balance of our fiscal year 2010 as we expect to continue purchasing “close out” and inventory reduction merchandise from wholesalers.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended July 3, 2010 increased $223,000 or 4.56% to $5,108,000 from $4,885,000 for the thirteen weeks ended June 27, 2009 due primarily to the Boca Raton, Florida restaurant being open during the thirteen weeks ended July 3, 2010, ($233,000), offset by a reduction of our store level management.  We anticipate that our payroll and related costs will increase throughout the balance of our fiscal year 2010, primarily due to the payroll and related costs and expenses associated with our Boca Raton, Florida restaurant. Payroll and related costs as a percentage of total sales was 29.40% in the third quarter of our fiscal year 2010 and 29.62% of total sales in the third quarter of our fiscal year 2009.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended July 3, 2010 increased $76,000 or 7.69% to $1,064,000 from $988,000 for the thirteen weeks ended June 27, 2009.  Our occupancy costs increased primarily due to the occupancy cost associated with our Boca Raton, Florida restaurant, offset by the elimination of rent paid for our combination restaurant and package liquor store located at 2505 N. University Drive, Hollywood, Florida (Store #19), the real property and building of which we purchased during the first quarter of our fiscal year 2010 and a decrease in the rent paid for our restaurant located at 1550 W. 84th Street, Hialeah, Florida (Store #9) during the second quarter of our fiscal year 2010.  We anticipate that our occupancy costs will increase throughout the balance of our fiscal year 2010, primarily due to the occupancy cost associated with our Boca Raton, Florida restaurant, offset by the elimination of rent paid for our combination restaurant and package liquor store located at 2505 N. University Drive, Hollywood, Florida (Store #19) and a decrease in the rent paid for our restaurant located at 1550 W. 84th Street, Hialeah, Florida (Store #9).

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended July 3, 2010 decreased $47,000 or 1.38% to $3,371,000 from $3,418,000 for the thirteen weeks ended June 27, 2009.  Selling, general and administrative expenses decreased as a percentage of total sales in the third quarter of our fiscal year 2010 to approximately 19.40% as compared to 20.73% in the third quarter of our fiscal year 2009.  This decrease is due primarily to reduced advertising expense and property and workers compensation insurance expenses, offset by the selling, general and administrative expenses associated with the operation of the Boca Raton, Florida restaurant and an overall increase in expenses.   We anticipate that throughout the balance of our fiscal year 2010, our selling, general and administrative expenses will be consistent with our prior fiscal year, with increases attributed to the operation of our Boca Raton, Florida restaurant offset by decreases in advertising and insurance expense.

Depreciation and Amortization.  Depreciation and amortization expense for the thirteen weeks ended July 3, 2010 and June 27, 2009 was $604,000 and $603,000 respectively.  As a percentage of revenue, depreciation and amortization expense was 3.48% of revenue in the thirteen weeks ended July 3, 2010 and 3.66% of revenue in the thirteen weeks ended June 27, 2009.

Interest Expense, Net.  Interest expense, net, for the thirteen weeks ended July 3, 2010 increased $15,000 to $120,000 from $105,000 for the thirteen weeks ended June 27, 2009.  Interest expense increased during the thirteen weeks ended July 3, 2010 primarily due to the interest paid on the mortgage associated with the purchase of our combination restaurant and package liquor store located at 2505 N. University Drive, Hollywood, Florida (Store #19), which mortgage did not exist during the thirteen weeks ended June 27, 2009.  The interest expense and principal balance on our line of credit were approximately equal during the thirteen weeks ended July 3, 2010 and June 27, 2009.

Index

Net Income. Net income for the thirteen weeks ended July 3, 2010 increased $115,000 or 36.98% to $426,000 from $311,000 for the thirteen weeks ended June 27, 2009.  As a percentage of sales, net income for the third quarter of our fiscal year 2010 is 2.45%, as compared to 1.89% in the third quarter of our fiscal year 2009.  The increase in net income as a percentage of sales (0.56%) is primarily due to higher gross profit generated from our food sales and our package store sales and improved control over expenses, offset by lower gross profit generated from our bar sales.   During the thirteen weeks ended June 27, 2009, we increased our deferred tax asset by $18,000.

Comparison of Thirty-Nine Weeks Ended July 3, 2010 and June 27, 2009.

Revenues.  Total revenue for the thirty nine weeks ended July 3, 2010 increased $2,975,000 or 5.89% to $53,476,000 from $50,501,000 for the thirty nine weeks ended June 27, 2009.   This increase resulted from sales from our formerly franchised Boca Raton, Florida restaurant ($2,250,000), which opened for business as a Company owned restaurant on October 18, 2009, offset by the decrease in franchise royalties and bookkeeping fees which otherwise would have been paid by the former franchisee, ($87,000).  Without giving effect to the increased revenue generated by the Boca Raton, Florida restaurant becoming a Company owned restaurant as opposed to a franchise, ($2,163,000), total revenue for the thirty nine weeks ended July 3, 2010 would have increased $812,000 or 1.61% to $51,313,000 from $50,501,000 for the thirty nine weeks ended June 27, 2009

Restaurant Food Sales.  Restaurant revenue generated from the sale of food at restaurants (food sales) totaled $33,801,000 for the thirty nine weeks ended July 3, 2010 as compared to $32,020,000 for the thirty nine weeks ended June 27, 2009.  The increase in food sales resulted primarily from sales from the Boca Raton, Florida restaurant, which generated $1,712,000 of food sales during the thirty nine weeks ended July 3, 2010.  Without giving effect to the food sales generated from the Boca Raton, Florida restaurant operating as a Company owned restaurant as opposed to a franchise, ($1,712,000), food sales during the thirty nine weeks ended July 3, 2010 would have increased $69,000 or 0.22% to $32,089,000 from $32,020,000 for the thirty nine weeks ended June 27, 2009.  Comparable weekly food sales (for restaurants open for all of the thirty nine weeks of our fiscal years 2010 and 2009, which consists of seven restaurants owned by us and nine restaurants owned by affiliated limited partnerships) was $823,000 and $821,000 for the thirty nine weeks ended July 3, 2010 and June 27, 2009, respectively, an increase of 0.24%.  Comparable weekly food sales for Company owned restaurants (open for all of the thirty nine weeks of our fiscal years 2010 and 2009), was $318,000 and $313,000 for the thirty nine weeks ended July 3, 2010 and June 27, 2009, respectively, an increase of 1.60%.  Comparable weekly food sales for affiliated limited partnership owned restaurants (for restaurants open for all of the thirty nine weeks of our fiscal years 2010 and 2009), was $505,000 and $508,000 for the thirty nine weeks ended July 3, 2010 and June 27, 2009, respectively, a decrease of 0.59%.We anticipate that food sales will continue to increase throughout the balance of our fiscal year 2010 due to, among other things, the operation of our Boca Raton, Florida restaurant, offset by a decline in same store restaurant food sales.

Restaurant Bar Sales.  Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $8,534,000 for the thirty nine weeks ended July 3, 2010 as compared to $7,608,000 for the thirty nine weeks ended June 27, 2009.  The increase in bar sales is due to sales from the Boca Raton, Florida restaurant, which generated $538,000 of bar sales during the thirty nine weeks ended July 3, 2010, as well as our new promotion, (half price drinks from 9:00 p.m. to closing), instituted during the first quarter of our fiscal year 2010.  Without giving effect to the bar sales generated by the Boca Raton, Florida restaurant becoming a Company owned restaurant as opposed to a franchise, ($538,000) bar sales during the thirty nine weeks ended July 3, 2010, would have increased $388,000 or 5.10% to $7,996,000 from $7,608,000 for the thirty nine weeks ended June 27, 2009.   Comparable weekly bar sales (for restaurants open for all of the thirty nine weeks of our fiscal years 2010 and 2009,

Index

which consists of seven restaurants owned by us and nine restaurants owned by affiliated limited partnerships) was $205,000 for the thirty nine weeks ended July 3, 2010 and $195,000 for the thirty nine weeks ended June 27, 2009, an increase of 5.13%.  Comparable weekly bar sales for Company owned restaurants (open for all of the thirty nine weeks of our fiscal years 2010 and 2009,) was $79,000 and $75,000 for the thirty nine weeks ended July 3, 2010 and June 27, 2009, respectively, an increase of 5.33%.  Comparable weekly bar sales for affiliated limited partnership owned restaurants (open for all of the thirty nine weeks of our fiscal years 2010 and 2009) was $126,000 and $120,000 for the thirty nine weeks ended July 3, 2010 and June 27, 2009, respectively, an increase of 5.00%.   We anticipate that bar sales will continue to increase throughout the balance of our fiscal year 2010 primarily because of the bar sales from our Boca Raton, Florida restaurant, as well as an increase in same store bar sales because of a new promotion, (half price drinks from 9:00 p.m. to closing), instituted during the first quarter of our fiscal year 2010.

Package Store Sales.  Revenue generated from sales of liquor and related items at package stores (package store sales) totaled $10,151,000 for the thirty nine weeks ended July 3, 2010 as compared to $9,788,000 for the thirty nine weeks ended June 27, 2009, an increase of $363,000.  The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the thirty nine weeks of our fiscal years 2010 and 2009) was $260,000 and $251,000 for the thirty nine weeks ended July 3, 2010 and June 27, 2009, respectively, an increase of 3.59%.  Package liquor store sales are expected to remain stable throughout the balance of our fiscal year 2010.

Operating Costs and Expenses.  Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirty nine weeks ended July 3, 2010 increased $1,988,000 or 4.11% to $50,336,000 from $48,348,000 for the thirty nine weeks ended June 27, 2009.  The increase was primarily due to expenses related to the operation of our Boca Raton, Florida restaurant of approximately $1,239,000 and to a lesser extent a general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses.  We anticipate that our operating costs and expenses will continue to increase throughout the balance of our fiscal year 2010 due primarily to the operating costs and expenses associated with our Boca Raton, Florida restaurant and among other things, an expected general increase in food costs, offset by a decrease in the cost of ribs.   Operating costs and expenses decreased as a percentage of total sales to approximately 94.13% for the thirty nine weeks ended July 3, 2010 from 95.74% for the thirty nine weeks ended June 27, 2009.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales.  .   Gross profit for food and bar sales for the thirty nine weeks ended July 3, 2010 increased to $27,793,000 from $26,158,000 for the thirty nine weeks ended June 27, 2009.  Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of food sales and bar sales), was 65.65% for the thirty nine weeks ended July 3, 2010 and 66.01% for the thirty nine weeks ended June 27, 2009.  The slight decrease in gross profit margin for food sales and bar sales for the thirty nine weeks ended July 3, 2010, (-0.36%), was primarily due to our new restaurant bar promotion, (half price drinks from 9:00 p.m. to closing), instituted during the first quarter of our fiscal year end 2010 and from higher food costs, offset by a decrease in the cost of ribs during calendar year 2010.  Our gross profit margin for food sales and bar sales for the thirty nine weeks ended June 27, 2009 was adversely affected by our direct mailing advertising, which included a $10.00 discount against a customer’s check of $20.00 or more and from higher food costs.  We anticipate that our gross profit for food sales and bar sales will increase during the balance of our fiscal year 2010 due to a decrease in the cost of ribs during calendar year 2010 and an increase in our bar liquor prices subsequent to the end of our third quarter of our fiscal year 2010, offset by our new restaurant bar promotion, (half

Index

price drinks from 9:00 p.m. to closing).  We have not increased menu prices since the first quarter of our fiscal year 2008 to offset higher food costs.

           Package Store Sales.  Gross profit for package store sales for the thirty nine weeks ended July 3, 2010 increased to $3,377,000 from $3,048,000 for the thirty nine weeks ended June 27, 2009.  Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), was 33.27% for the thirty nine weeks ended July 3, 2010 compared to 31.14% for the thirty nine weeks ended June 27, 2009.  The increase in our gross profit margin, (2.13%), was primarily due to the purchase of "close out" and inventory reduction merchandise from wholesalers. We anticipate the gross profit margin for package store sales to remain constant throughout the balance of our fiscal year 2010 as we expect to continue purchasing “close out” and inventory reduction merchandise from wholesalers.

Payroll and Related Costs. Payroll and related costs for the thirty nine weeks ended July 3, 2010 increased $880,000 or 5.99% to $15,580,000 from $14,700,000 for the thirty nine weeks ended June 27, 2009 due primarily to the Boca Raton, Florida restaurant being open during the thirty nine weeks ended July 3, 2010, ($675,000), and an increase in officers’ bonus, ($234,000), offset by a reduction of our store level management.  We anticipate that our payroll costs and related expenses will increase throughout the balance of our fiscal year 2010, primarily due to the payroll and related costs and expenses associated with our Boca Raton, Florida restaurant.  Payroll and related costs as a percentage of total sales was 29.13% for the thirty nine weeks ended July 3, 2010 and 29.11% of total sales for the thirty nine weeks ended June 27, 2009.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirty nine weeks ended July 3, 2010 increased $184,000 or 6.21% to $3,146,000 from $2,962,000 for the thirty nine weeks ended June 27, 2009.  Our occupancy costs increased primarily due to the occupancy cost associated with our Boca Raton, Florida restaurant, offset by the elimination of rent paid for our combination restaurant and package liquor store located at 2505 N. University Drive, Hollywood, Florida (Store #19), the real property and building of which we purchased during the first quarter of our fiscal year 2010 and a decrease in the rent paid for our restaurant located at 1550 W. 84th Street, Hialeah, Florida (Store #9), at the start of the second quarter of our fiscal year 2010.  We anticipate that our occupancy costs will increase throughout the balance of our fiscal year 2010, primarily due to the occupancy cost associated with our Boca Raton, Florida restaurant, offset by the elimination of rent paid for our combination restaurant and package liquor store located at 2505 N. University Drive, Hollywood, Florida (Store #19) and a decrease in the rent paid for our restaurant located at 1550 W. 84th Street, Hialeah, Florida (Store #9).

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirty nine weeks ended July 3, 2010 decreased $182,000 or 1.74% to $10,294,000 from $10,476,000 for the thirty nine weeks ended June 27, 2009.  Selling, general and administrative expenses decreased as a percentage of total sales for the thirty nine weeks ended July 3, 2010 to 19.25% as compared to 20.74% for the thirty nine weeks ended June 27, 2009. This decrease is due primarily to reduced advertising expense and property and workers compensation insurance expenses, offset by the selling, general and administrative expenses associated with the operation of the Boca Raton, Florida restaurant and an overall increase in expenses.  We anticipate that throughout the balance of our fiscal year 2010, our selling, general and administrative expenses will be consistent with our prior fiscal year, with increases attributed to the operation of our Boca Raton, Florida restaurant offset by decreases in advertising and insurance expense.

Depreciation and Amortization.  Depreciation and amortization expense for the thirty nine weeks ended July 3, 2010 and June 27, 2009 was $1,829,000 and $1,867,000 respectively.  As a percentage of revenue,

Index

depreciation and amortization expense was 3.42% of revenue in the thirty nine weeks ended July 3, 2010 and 3.70% of revenue in the thirty nine weeks ended June 27, 2009.

Interest Expense, Net.  Interest expense, net, for the thirty nine weeks ended July 3, 2010 increased $23,000 to $355,000 from $332,000 for the thirty nine weeks ended June 27, 2009.  Interest expense increased during the thirty nine weeks ended July 3, 2010 primarily due to the interest paid on the mortgage associated with the purchase of our combination restaurant and package liquor store located at 2505 N. University Drive, Hollywood, Florida (Store #19),which mortgage did not exist during the thirty nine weeks ended June 27, 2009.  The interest expense and principal balance on our line of credit were approximately equal during the thirty nine weeks ended July 3, 2010 and June 27, 2009.

Net Income. Net income for the thirty nine weeks ended July 3, 2010 increased $217,000 or 18.59% to $1,384,000 from $1,167,000 for the thirty nine weeks ended June 27, 2009.  As a percentage of sales, net income for the thirty nine weeks ended July 3, 2010 is 2.59%, as compared to 2.31% for the thirty nine weeks ended June 27, 2009.  During the thirty nine weeks ended June 27, 2009, we recognized interest income of $124,000 paid on claims we filed in the liquidation proceedings of Ambassador Insurance Company in 1983 and other income of $26,000 paid as the balance of our claims (10%) filed in the liquidation proceedings of Ambassador Insurance Company, offset by income tax of $44,000.  We also increased our tax deferred asset by $140,000.  Without giving effect to the above non-recurring items pertaining to the thirty nine weeks ended June 27, 2009, our net income would have increased $463,000 or 50.27% during the thirty nine weeks ended July 3, 2010.

New Limited Partnership Restaurants

During the thirty nine weeks ended July 3, 2010 and the thirty nine weeks ended June 27, 2009, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

While we currently have no new restaurants under development, if we are to open new restaurants, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations.  We believe that our current cash on hand, together with our expected cash generated from operations will be sufficient to fund our operations and capital expenditures for at least the next twelve months.

Trends

During the next twelve months, we expect continued increases in aggregate food sales and bar sales as compared to prior periods primarily due to our Boca Raton, Florida restaurant, as well as an increase in same store food sales and bar sales because of a new promotion, (50% drinks from 9:00 p.m. to closing), instituted during the first quarter of our fiscal year 2010.  However, we expect same store food sales to decline over the next twelve month period due primarily to the current domestic and global financial crisis and increased competition.  We expect package store sales to remain stable.  We expect higher food costs and higher overall expenses, which will adversely affect our net income.  In December, 2007, we raised menu prices to offset the higher food costs and overall expenses.  During the first quarter of our fiscal year 2010 and again subsequent to the end of our third quarter of our fiscal year 2010, we raised certain of our alcoholic drink prices.  We plan to limit menu price increases as long as possible while maintaining our high quality of food and service and without reducing our food portions.  We have limited our advertising, but plan to attract and retain our customers by offering promotional gift cards, but are monitoring the impact of such discounts on our gross profit.  We may be required to raise menu prices wherever competitively possible.

Index

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

Liquidity and Capital Resources

We fund our operations through cash from operations and borrowings under our term loan (recently converted from a line of credit).  As of July 3, 2010, we had cash of approximately $7,045,000, an increase of $2,465,000 from our cash balance of $4,580,000 as of October 3, 2009.  The increase in cash as of July 3, 2010 was primarily from our operations and due to minimal demand upon our cash flow for extraordinary items. We believe that our current cash on hand and expected cash generated from operations will be sufficient to fund our operations and capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the thirty-nine weeks of fiscal years 2010 and 2009.

	-----Thirty-Nine Weeks Ended----
	July 3, 2010	June 27, 2009
	(in Thousands)

Net cash provided by operating activities	$5,640	$4,680
Net cash used in investing activities	(1,524)	(1,237)
Net cash used in financing activities	(1,651)	(1,742)

Net Increase in Cash and Cash Equivalents	2,465	1,701

Cash and Cash Equivalents, Beginning	4,580	3,244

Cash and Cash Equivalents, Ending	$7,045	$4,945

We have determined that we must retain any earnings for the development and operation of our business and accordingly, we do not intend to pay any cash dividends in the foreseeable future.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants.  We acquired property and equipment of $2,560,000, (including $850,000 of which was financed, $99,000 of which was the non-cash purchase of the assets of the franchised restaurant and $20,000 of deposits recorded in other assets as of October 3, 2009), during the thirty nine weeks ended July 3, 2010, and including $690,000 for renovations to two (2) existing Company owned restaurants.  During the thirty nine weeks ended June 27, 2009, we acquired property and equipment of $1,538,000,

Index

(including $292,000 of deposits recorded in other assets as of September 27, 2008), including $690,000 for renovations to two (2) existing Company owned restaurants.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2010 to be approximately $565,000, of which $419,000 has been spent through July 3, 2010.

Subsequent to the end of the third quarter of our fiscal year 2010, we purchased from an unaffiliated third party, the real property and building where our restaurant located at 2600 W. Davie Boulevard, Fort Lauderdale, Florida, (Store #22), operates pursuant to an option to purchase contained in our lease agreement.  We paid $1,700,000 for this property, all cash at closing.

Long Term Debt

As of July 3, 2010, we had long term debt, (including our line of credit), of $7,354,000, as compared to $7,063,000 as of June 27, 2009, and $6,800,000 as of October 3, 2009.

Through June 5, 2010, under a secured line of credit with a third party financial institution we were able to borrow up to $2,500,000, subject to certain conditions.  The outstanding balance on this line of credit bore interest at BBA LIBOR 1 month rate, plus 2.25%, (2.600% as of July 3, 2010), with monthly payments of interest only required to be made and the unpaid principal balance and all accrued interest due in full on June 5, 2010.  We granted our lender a security interest in substantially all of our assets and a second mortgage on our corporate offices as collateral to secure our repayment obligations under our credit line.  During the third quarter of our fiscal year 2010, we paid monthly installments of interest payments, with no borrowings or principal payments.  As of July 3, 2010, the amount outstanding under the line of credit was $1,586,000, with no remaining availability.

In July, 2010, we converted the amount outstanding on our line of credit ($1,586,000) to a term loan maturing in July, 2013.  The term loan is in the principal amount of $1,586,000 and bears interest at a variable interest rate.  We entered into an interest rate swap agreement to hedge the interest rate risk, which fixed the interest rate on the term loan at 4.55% per annum throughout the term of the loan.  The term loan is fully amortized over three (3) years, with our monthly payment of principal and interest, totaling $45,000.  We granted our lender a security interest in substantially all of our assets and a second mortgage on our corporate offices as collateral to secure our repayment obligations under our term loan. Since the line of credit was re-financed for a period of time in excess of twelve (12) months, it has been re-classified as long term debt in the accompanying Condensed Consolidated Balance Sheets.

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended July 3, 2010, June 27, 2009 and our fiscal year ended October 3, 2009.

Item	July 3, 2010	June 27, 2009	Oct. 3, 2009
	(in Thousands)

Current Assets	$11,074	$8,918	$8,527
Current Liabilities	6,647	7,001	6,440
Working Capital	$4,427	$1,917	$2,087

Index

Our working capital as of July 3, 2010 increased by 130.93% from the working capital for the fiscal quarter ending June 27, 2009 and increased by 112.12% from our working capital for our fiscal year ending October 3, 2009.  Our working capital increased during our fiscal quarter ended July 3, 2010 from our working capital for our fiscal quarter ended June 27, 2009 and our fiscal year ended October 3, 2009, due to the re-classification of our line of credit as long term debt and notwithstanding our use of approximately $525,000 in connection with our acquisition of the real property and building where our combination restaurant and package liquor store located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operates.

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that our cash on hand and positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures throughout the balance of our fiscal year 2010.  Our working capital will be affected by our use of approximately $1,700,000 in connection with our acquisition of the real property and building where our restaurant located at 2600 W. Davie Boulevard, Fort Lauderdale, Florida, (Store #22) operates, which acquisition took place subsequent to the end of the third quarter of our fiscal year 2010.  We are attempting to offset this by acquiring a mortgage loan on the real property, in the principal amount of up to $1,000,000.  In addition, we continue to make payments to satisfy the balance owed on our purchase of a surveillance camera system ($53,000).

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of July 3, 2010 held no equity securities.

Interest Rate Risk

At July 3, 2010, of the Company’s debt arrangements, only borrowings under our line of credit bore interest at a variable rate: BBA LIBOR 1 month rate, plus 2.25%.  Increases in interest rates may have a material affect upon results of operations, depending upon the outstanding principal balance on our line of credit from time to time.

Subsequent to the end of the third quarter of our fiscal year 2010, our line of credit was converted to a term loan maturing in July, 2013 and we refinanced the mortgage loan encumbering our corporate offices.  Both loans bear interest at variable rates, but we entered into separate interest rate swap agreements to hedge the interest rate risks.  As a result, both loans have fixed interest rates throughout their respective terms and increases in interest rates will not have a material effect upon our results of operations.

Index

At July 3, 2010, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, during the thirteen weeks ended July 3, 2010, we purchased 18 shares of our common stock for an aggregate purchase price of $100 in an off market transaction, which reflected an actual per share purchase price which was equal to the average per share market price on the date of purchase.  During the thirteen weeks ended June 27, 2009, we purchased 325 shares of our common stock for an aggregate purchase price of $2,000 in an off market transaction, which reflected an actual per share purchase price which was equal to the average per share market price on the date of purchase.

Index

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 4, 2010 – May 1, 2010	--	--	--	68,700
May 2, 2010 – May 29, 2010	--	--	--	68,700
May 30, 2010 – July 3, 2010	18	$7.30	18	68,682
Total as of July 3, 2010	18		18	68,682

ITEM 6. EXHIBITS

The following exhibits are filed with this Report:

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLANIGAN'S ENTERPRISES, INC.

Date: August 17, 2010	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)