Form 10-K
period 2010-10-02
FLANIGANS ENTERPRISES INC
filed 2010-12-29
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended October 2, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number I-6836

Flanigan's Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Florida	59-0877638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5059 N.E. 18th Avenue, Fort Lauderdale, FL	33334
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code, (954) 377-1961

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.10 Par Value	NYSE AMEX
Title of each class on which registered	Name of each exchange

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $5,075,000 as of April 3, 2010, the last business day of the registrant’s most recently completed second fiscal quarter. The closing price per share on April 2, 2010 was $6.30.

There were 1,861,915 shares of the Registrant's Common Stock, $0.10 par value, outstanding as of December 28, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission by January 30, 2011.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

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

General

At October 2, 2010, we (i) operated 24 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of one restaurant and four combination restaurants/package liquor stores, (one of which we operate).  The table below provides information concerning the type (i.e. restaurant, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of October 2, 2010 and as compared to October 3, 2009.  With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

	FISCAL	FISCAL
	YEAR	YEAR	NOTE
	2010	2009	NUMBER
TYPES OF UNITS

Company Owned:
Combination package liquor
store and restaurant	4	4
Restaurant only	4	3	(1)
Package liquor store only	5	5

Company Managed
Restaurants Only:
Limited partnerships	9	9
Franchise	1	1
Unrelated Third Party	1	1

Company Owned Club:	1	1
TOTAL - Company
Owned/Operated Units:	25	24

FRANCHISED - units	5	6	(1	)(2)

Notes:

(1)   During the first quarter of our 2010 fiscal year end, we purchased from a franchisee the operating restaurant assets of the franchised restaurant located in Boca Raton, Florida and accordingly, on October 18, 2009, the restaurant converted from a franchised unit to a company owned restaurant.

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

During our fiscal year 1987, we began renovating our lounges to provide full restaurant food service, and subsequently renovated and added food service to most of our lounges. Food sales currently represent approximately 80% and bar sales approximately 20% of our total restaurant sales.

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

	STATE OF	PERCENTAGE
ENTITY	ORGANIZATION	OWNED

Flanigan’s Management Services, Inc.	Florida	100

Flanigan’s Enterprises, Inc. of Georgia	Georgia	100

Flanigan’s Enterprises, Inc. of Pa.	Pennsylvania	100

Flanigan’s Enterprises of N. Miami, Inc.(incorporated October 20, 2010)	Florida	100

CIC Investors #13, Limited Partnership	Florida	40

CIC Investors #50, Limited Partnership	Florida	17

CIC Investors #55, Limited Partnership	Florida	48

CIC Investors #60, Limited Partnership	Florida	45

CIC Investors #65, Limited Partnership	Florida	28

CIC Investors #70, Limited Partnership	Florida	41

CIC Investors #75, Limited Partnership	Florida	13

CIC Investors #80, Limited Partnership	Florida	27

CIC Investors #95, Limited Partnership	Florida	30

Josar Investments, LLC	Florida	100

Package Liquor Store Operations

Our package liquor stores emphasize high volume business by providing customers with a wide selection of brand name and private label liquors, beer and wines while offering competitive pricing by meeting the published sales prices of our competitors. We provide sales training to our package liquor store personnel.  The stores are open for business six or seven days a week from 9:00-10:00 a.m. to 9:00-10:00 p.m., depending upon demand and local law. Approximately half of our units have "night windows" with extended evening hours.

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

Restaurant Operations.

Our restaurants provide a neighborhood casual, standardized dining experience, typical of casual restaurant chains. The interior decor of the restaurants is nautical with numerous fishing and boating pictures and decorations. The restaurants are designed to permit minor modifications without significant capital expenditures. However, from time to time we are required to redesign and refurbish the restaurants at significant cost.  Drink prices may vary between locations to meet local conditions. Food prices are substantially standardized for all restaurants. The restaurants' hours of operation are from 11:00 a.m. to 1:00-5:00 a.m. depending upon demand and local law.

Company Owned Restaurants.  We own and operate eight restaurants all under our service mark “Flanigan’s Seafood Bar and Grill” four of which are jointly operated with package liquor stores we own.

Franchised Restaurants.  We franchise five restaurants, all of which operate under our service mark “Flanigan’s Seafood Bar and Grill”, one of which operates as a restaurant only and four of which operate jointly with a franchisee operated “Big Daddy’s Liquors” package liquor store.

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

Generally, the terms of the limited partnership agreements provide that until the investors’ cash investment in a limited partnership (including any cash invested by us) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant, as a return of capital, up to 25% of the cash invested in the limited partnership, with no management fee paid to us.  Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee and one-half (1/2) to the investors, (including us), pro-rata based on the investors’ investment, as a return of capital.  Once all of the investors, (including us), have received, in full, amounts equal to their cash invested, an annual management fee becomes payable to us equal to one-half (½) of cash available to be distributed, with the other one half (½) of available cash distributed to the investors (including us), as a profit distribution, pro-rata based on the investors’ investment.  As of October 2, 2010, limited partnerships owning three (3) restaurants, (Surfside, Florida, Kendall, Florida and West Miami, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership.  In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our “Flanigan’s Seafood Bar and Grill” service mark, which use is authorized while we act as general partner only.  This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears.  Although we have no restaurants under development and whether we will have any under development in the future will be dependant, among other things, on market conditions and our ability to raise capital, we anticipate that we will continue to form limited partnerships to raise funds to own and operate restaurants under our service mark “Flanigan’s Seafood Bar and Grill” using the same or substantially similar financial arrangements.

Below is information on the ten limited partnerships which own and operate “Flanigan’s Seafood Bar and Grill” restaurants:

Pinecrest, Florida

We are the sole general partner and 40% limited partner in this limited partnership which has owned and operated a restaurant in Pinecrest, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since August 14, 2006.  15.0% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.  As of the end of our fiscal year 2010, this limited partnership has returned to its investors approximately 50% of their initial cash invested, increased from approximately 38% as of our fiscal year ended 2009.

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

Weston, Florida

We are the sole general partner and a 30% limited partner in this limited partnership which has owned and operated a restaurant in Weston, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since January 20, 2003.  35.1% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.  As of the end of our fiscal year 2010, this limited partnership has returned to its investors approximately 73.75% of their initial cash invested.  During our fiscal year 2010, no distributions were made to limited partners as this limited partnership had limited positive cash flow generated by this restaurant.  The limited cash flow was primarily attributable to increased competition, which we expect to continue into our fiscal year 2011.

Stuart, Florida

We are the sole general partner and 13% limited partner in this limited partnership which has owned and operated a restaurant in a former Howard Johnson’s Hotel in Stuart, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since January 11, 2004. 31.0% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.  As of the end of our fiscal year 2010, this limited partnership has returned to its investors approximately 22.5% of their initial cash invested.  During our fiscal years 2010 and 2009, no distributions were made to limited partners as this limited partnership had a net loss of $19,000 and net gain of $1,000 from the operation of the restaurant during the fiscal years 2010 and 2009, respectively, before depreciation and amortization, and owed the Company $228,000 and $241,000, as of the end of our fiscal years 2010 and 2009, respectively, in advances made to meet operating losses.

During the fourth quarter of our fiscal year 2010, this limited partnership entered into a new lease with the lender which acquired ownership of the property through foreclosure.  The term of the lease is three (3) years, retroactive to May 1, 2010, with one (1) three (3) year renewal option and the annual rent is subject to fixed annual increases.  During the fourth quarter of our fiscal year 2010, the lender discontinued its “Howard Johnson’s” franchise, which gives this limited partnership the right to terminate the lease in the event a new franchise with a national hotel chain is not executed within ninety (90) days of the termination of the “Howard Johnson’s” franchise and at anytime thereafter until a new franchise with a national hotel chain is executed.

As of October 2, 2010 and October 3, 2009, the amounts this limited partnership owes to us have been offset with an allowance for doubtful accounts, in the amounts of $228,000 and $241,000, respectively, on our balance sheet and is offset by an eliminating entry in consolidation in accordance with ASC Topic 810 regarding accounting for consolidation.

Wellington, Florida

We are the sole general partner and a 28% limited partner in this limited partnership which has owned and operated a restaurant in Wellington, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since May

27, 2005.  25.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.  As of the end of our fiscal year 2010, this limited partnership has returned to its investors approximately 47% of their initial cash invested, increased from approximately 42% as of the end of our fiscal year 2009.

Davie, Florida

We are the sole general partner and a 48% limited partner in this limited partnership which has owned and operated a restaurant in Davie, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since July 28, 2008.  9.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.  As of the end of our fiscal year 2010, this limited partnership has returned to its investors approximately 13.5% of their initial cash invested, increased from approximately 7.0% as of the end of our fiscal year 2009.

Pembroke Pines, Florida

We are the sole general partner and a 17% limited partner in this limited partnership which has owned and operated a restaurant in Pembroke Pines, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 29, 2007.  17.9% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.  As of the end of our fiscal year 2010, this limited partnership has returned to its investors approximately 18.5% of their initial cash invested, increased from approximately 11.0% as of the end of our fiscal year 2009.

Management Agreement for “The Whale’s Rib” Restaurant

Since January, 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement.  We paid $500,000 in exchange for our rights to manage this restaurant.  The restaurant is owned by a third party unaffiliated with us.  In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant.  The term of the management agreement, which commenced January 9, 2006, is for ten (10) years, with four (4) five (5) year renewal options in favor of the owner of the restaurant.  For our fiscal years ended October 2, 2010 and October 3, 2009, we generated $263,000 and $185,000 of revenue, respectively, from providing these management services. As of October 2, 2010, we have generated revenue in the aggregate amount of $866,000 since the effective date of the management agreement on January 9, 2006.

Adult Entertainment Club

We own, but do not operate, an adult entertainment nightclub located in Atlanta, Georgia which operates under the name “Mardi Gras”.  We have a management agreement with an unaffiliated third party to manage the club.  Under our management agreement, the unaffiliated third party management firm is obligated to pay us an annual amount, paid monthly, equal to the greater of $150,000 or ten (10%) percent of gross sales from the club, offset by one-half (1/2) of any rental increases, provided our fees will never be less than $150,000 per year.  For our fiscal years ended October 2, 2010 and October 3, 2009, we generated $165,000 and $170,000 of revenue, respectively, from the operation of the club.

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

During our fiscal year 2010, we continued installing the surveillance camera system in all of our owned package liquor stores and those owned by our franchisees.  As of October 2, 2010, surveillance camera systems have been installed in all of our package liquor stores, at an aggregate cost of approximately $118,000.

During the first quarter of our fiscal year 2009, the package liquor stores we own and those owned by our franchisees began using a new point of sale computer system.  The cost of this new point of sale computer system, including hand-held, wireless scanners but excluding the surveillance camera system, was approximately $287,000.

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

During our fiscal years 2010 and 2009, no significant pending matters have been initiated concerning any of our licenses which might be expected to result in a revocation of a liquor license or other significant actions against us.

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

General Liability Insurance

We have general liability insurance which incorporates a semi-self-insured plan under which we assume the full risk of the first $50,000 of exposure per occurrence, while the limited partnerships assume the full risk of the first $10,000 of exposure per occurrence.  Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During our fiscal year 2010 and again in fiscal year 2011 we were able to purchase excess liability insurance at a reasonable premium, whereby our excess insurance carrier is responsible for $6,000,000 coverage above our primary general liability insurance coverage. With the exception of one (1) limited partnership which has higher general liability insurance coverage to comply with the terms of its lease for the business premises, we are un-insured against liability claims in excess of $7,000,000 per occurrence and in the aggregate.

Our general policy is to settle only those legitimate and reasonable claims asserted and to aggressively defend and go to trial, if necessary, on frivolous and unreasonable claims. We have established a group of defense attorneys which we use in conjunction with this program. Under our current liability insurance policy, any expense incurred by us in defending a claim, including adjusters and attorney's fees, are a part of our $50,000 or $10,000, as applicable, self-insured retentions.

In accordance with accounting guidance, we accrue for any self-insured liability by recognizing costs when it is probable that a covered liability has been incurred and the cost can be reasonably estimated.  Accordingly, our annual self-insurance costs may be subject to adjustment from previous estimates as facts and circumstances change.  Our self-insured accruals are included in the accompanying consolidated balance sheets in the caption "Accounts payable and accrued expenses". A significant unfavorable judgment or settlement against us in excess of our liability insurance coverage could have a materially adverse effect on the Company.

Property Insurance; Windstorm Insurance; Deductibles

For the policy year commencing December 30, 2010, our property insurance will be the first year of our three (3) year property insurance policy with our insurance carrier, including coverage for properties leased by us and our consolidated limited partnerships, and will provide for full insurance coverage for property losses, including those caused by windstorm, such as a hurricane.  For property losses caused by windstorm, the property insurance will have fixed deductibles per location, per occurrence.   For all other property losses, the property insurance will have deductibles of $10,000 per location, per occurrence. Our insurance expense for the policy year commencing December 30, 2010, including insurance coverage for our consolidated limited partnerships, will be approximately equal to our insurance expense for the policy year which commenced December 30, 2009, ($294,000), and was the second year of our two (2) year property insurance policy with our insurance carrier.

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

Our package liquor stores compete directly or indirectly with local retailers and discount "superstores". Due to the competitive nature of the liquor industry in South Florida, we have had to adjust our pricing to stay competitive, including meeting all competitors’ advertisements. Such practices will continue in the package liquor business.  We believe that we have a competitive position in our market because of widespread consumer recognition of the "Big Daddy's Liquors" name.

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

Employees

As of our fiscal year end 2010, we employed 976 persons, of which 750 were full-time and 226 were part-time. Of these, 33 were employed at our corporate offices in administrative capacities and 10 were employed in maintenance. Of the remaining employees, 39 were employed in package liquor stores and 894 in restaurants.

None of our employees are represented by collective bargaining organizations.  We consider our labor relations to be favorable.

EXECUTIVE OFFICERS

Name	Positions and Offices Currently Held	Age	Office or Position Held Since

James G. Flanigan	Chairman of the Board	46	(1)
	of Directors, Chief
	Executive Officer and
	President

August Bucci	Chief Operating Officer	66	2002
	and Executive Vice
	President

Jeffrey D. Kastner	Chief Financial Officer	57	(2)
	General Counsel and
	Secretary

Jean Picard	Vice President of	72	2002
	Package Liquor Store
	Operations

(1)	Chairman of the Board of Directors, Chief Executive Officer since 2005; President since 2002.

(2)	Chief Financial Officer since 2004; Secretary since 1995; and General Counsel since 1982.

Flanigan’s 401(k) Plan

Effective July 1, 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements.  Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code.  We are not required to contribute to the plan but may make discretionary profit sharing and/or matching contributions.  During our fiscal years ended October 2, 2010 and October 3, 2009, the Board of Directors approved discretionary matching contributions totaling $26,000 and $0, respectively.

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

General Economic Factors May Adversely Affect Results Of Operations

The disruption experienced in the United States and global credit markets during the second half of calendar year 2008 and which continued into calendar year 2009 has adversely affected domestic and global credit markets. During our fiscal year ended October 2, 2010, we received private financing to purchase the real property and improvements of two (2) locations, upon one (1) of which we operate a combination package liquor store and restaurant and upon the other we operate a restaurant.  We also accessed the credit markets to re-finance the mortgage loan encumbering our corporate offices and we converted the amount outstanding on our line of credit ($1,586,000) to a term loan.  While the impact of the current crisis made it more difficult to obtain financing, we were able to procure financing but at a higher cost and upon less favorable terms than in the past.  From an operating standpoint, our business is dependent to a significant extent on regional and local economic conditions, particularly those that affect our customers. In particular, where our customers’ disposable income available for discretionary spending is reduced  (such as by job losses, credit constraints and higher housing, taxes, energy, interest or other costs) or where the perceived wealth of our customers has decreased (because of circumstances such as lower residential real estate values, increased tax rates or other economic disruptions), our business could experience lower sales and customer traffic as potential customers choose lower cost alternatives or choose alternatives to dining out. These factors could reduce our sales and profitability.  The current financial crisis has resulted in the need to offer additional promotions to maintain our customer traffic.

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

Our Business Could Be Materially Adversely Affected If We Are Unable To Expand In A Timely And Profitable Manner

To grow successfully, we must open new restaurants on a timely and profitable basis.  We have experienced delays in restaurant openings from time to time and may experience delays in the future.  During our fiscal years 2010 and 2009, we did not open any new restaurants, nor do we have any new restaurants under development.

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

Changes In Customer Preferences For Casual Dining Styles Could Adversely Affect Financial Performance

Changing customer preferences, tastes and dietary habits can adversely impact our business and financial performance.  We offer a large variety of entrees, side dishes and desserts and our continued success depends, in part, on the popularity of our cuisine and casual style of dining.  A change from this dining style may have an adverse effect on our business.

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

Item 2. Properties

Our operations are conducted primarily on leased property with the exception of (i) a 10,000 square foot stand-alone building located in Fort Lauderdale, Florida that we purchased in December, 1999, which since April, 2001 has housed our corporate headquarters; (ii) a 4,600 square foot stand-alone building located in Hallandale, Florida that we purchased in July, 2006 and which since that time has housed our Hallandale, Florida Company-owned combination restaurant and package liquor store (Store #31); (iii)  a 4,120 square foot stand-alone building in Hollywood, Florida we constructed in

November, 2003, upon real property we acquired in September, 2001 pursuant to a 25 year ground lease interest, (a portion of this building is leased to an unaffiliated third party), and which since November, 2003 has housed our Hollywood, Florida Company-owned package liquor store (Store #4); (iv) a 4,500 square foot stand-alone building located in Hollywood, Florida that we purchased in October, 2009 and which since that time has housed our Hollywood, Florida Company-owned combination restaurant and package liquor store (Store #19); (v) a 4,600 square foot stand-alone building located in Fort Lauderdale, Florida that we purchased in August, 2010 and which since that time has housed our Fort Lauderdale, Florida Company-owned restaurant (Store #22); and (vi) a 5,100 square foot stand-alone building in North Miami, Florida that we purchased in November, 2010, subsequent to the end of our fiscal year 2010, which since that time has housed our North Miami, Florida Company-owned combination restaurant and package store (Store #20).

All of our units require periodic refurbishing in order to remain competitive. We have budgeted $1,300,000 for our refurbishing program for fiscal year 2011. See Item 7, "Liquidity and Capital Resources" for discussion of the amounts spent in fiscal year 2010.

The following table summarizes information related to the properties upon which our operations are conducted:

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Big Daddy's Liquors #4	1,978	N/A	Company	3/1/02 to 2/28/27
Flanigan's Enterprises				and Options to 2/28/47
Inc. (6)
7003 Taft Street
Hollywood, FL

Big Daddy's Liquors #7	1,450	N/A	Company	11/1/00 to 10/31/11
Flanigan's Enterprises,				and Annual Options to 10/31/15
Inc.
1550 W. 84th Street
Hialeah, FL

Big Daddy's Liquors #8	1,942	N/A	Company	5/1/99 to 4/30/14
Flanigan's Enterprises, Inc
959 State Road 84
Fort Lauderdale, FL

Flanigan’s Seafood	4,300	130	Company	1/1/10 to 12/31/14
Bar and Grill #9				Options to 12/31/24
Flanigan’s Enterprises,
Inc.
1550 W. 84th Street
Hialeah, FL

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Flanigan's Legends	5,000	150	Franchise	1/4/00 to 1/3/20
Seafood Bar and Grill #11				Option to 1/3/25
11 Corporation (1)
330 Southern Blvd.
W. Palm Beach, FL

Flanigan's Seafood	5,000	180	Company	11/15/92 to
Bar and Grill #12				11/15/13
Flanigan’s Enterprises, Inc.				Option to 11/15/16
2405 Tenth Ave. North
Lake Worth, FL

Flanigan's Seafood	3,320	90	Franchise	6/1/79 to 6/1/14
Bar and Grill #14				Option to 6/1/19
Big Daddy's #14, Inc. (1)(2)(5)
2041 NE Second St.
Deerfield Beach, FL

Flanigan’s Seafood	4,000	90	Franchise/	1/1/09 to 8/11/11
Bar and Grill #15			Limited	Options to 12/31/24
CIC Investors #15 Ltd.(1)			Partnership
1479 E. Commercial Blvd.
Ft. Lauderdale, FL

Flanigan's Seafood	4,300	100	Franchise	2/15/72 to 12/31/15
Bar and Grill #18				Option to 12/31/20
Twenty Seven Birds
Corp. (1)(2)
2721 Bird Avenue
Miami, FL

Flanigan’s Seafood	4,500	160	Company	Company-Owned
Bar and Grill #19
Flanigan’s Enterprises,
Inc. (9)
2505 N. University Dr.
Hollywood, FL

Flanigan's Seafood	5,100	140	Company	Company-Owned since
Bar and Grill #20				November, 2010
Flanigan's Enterprises				Parking Lease
Inc. (11)				5/1/69 to 12/31/11
13205 Biscayne Blvd.				Annual options
North Miami, FL				until the Company
				fails to exercise

Flanigan's Seafood	4,100	200	Company	Company-Owned
Bar and Grill #22
Flanigan's Enterprises,
Inc. (10)
2600 W. Davie Blvd.
Ft. Lauderdale, FL

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Flanigan's Seafood	4,600	150	Company	Company Owned
Bar and Grill #31
Flanigan's Enterprises, Inc.
4 N. Federal Highway
Hallandale, FL

Flanigan's Seafood Bar	4,620	130	Company	10/1/10 to 5/31/20
and Grill #33 (8)
Flanigan’s Enterprises, Inc.
45 S. Federal Highway
Boca Raton, FL

Big Daddy's Liquors #34	3,000	N/A	Company	5/29/97 to 5/28/12
Flanigan's Enterprises, Inc.				Option to 5/28/17
9494 Harding Ave.
Surfside, FL

Flanigan's Seafood	4,600	140	Company	4/1/71 to 12/31/15
Bar and Grill #40,
Flanigan's Enterprises, Inc.
5450 N. State Road 7
N. Lauderdale, FL

Piranha Pat's #43	4,500	90	Franchise	12/1/72 to 11/30/12
BD 43 Corporation (1)(2)				Option to 11/30/22
2500 E. Atlantic Blvd.
Pompano Beach, FL

Big Daddy's Liquors #47	6,000	N/A	Company	12/21/68 to 1/1/20
Flanigan's Enterprises,				Options to 1/1/50
Inc. (3)
8600 Biscayne Blvd.
Miami, FL

Flanigan’s Seafood	8,000	200	Limited	06/01/91 to 5/31/16
Bar and Grill #13,			Partnership	Option to 5/31/21
CIC Investors #13, Ltd.
11415 S. Dixie Highway
Pinecrest, FL

Flanigan’s Seafood	4,000	200	Limited	10/24/06 to 10/23/11
Bar and Grill #50,			Partnership	Options to 10/23/26
CIC investors #50, Ltd.
17185 Pines Boulevard
Pembroke Pines, FL

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Flanigan’s Seafood	5,900	200	Limited	1/5/07 to 12/31/21
Bar and Grill #55			Partnership	Options to 12/31/31
CIC Investors #55, Ltd.
2190 S. University Drive
Davie, Florida

Flanigan's Seafood	6,800	200	Limited	8/1/97 to 12/31/11
Bar and Grill #60			Partnership
CIC Investors #60 Ltd.
9516 Harding Avenue
Surfside, FL

Flanigan’s Seafood	6,128	200	Limited	5/01/05 to 6/30/15
Bar and Grill #65			Partnership	Options to 3/31/25
CIC Investors #65, Ltd.
2335 State Road 7, Suite 100
Wellington, FL

Flanigan's Seafood	4,850	161	Limited	4/1/00 to 3/31/15
Bar and Grill #70			Partnership	Options to 3/31/30
CIC Investors #70 Ltd.
12790 SW 88 St
Kendall, FL

Flanigan’s Seafood	7,000	200	Limited	5/1/10 to 4/30/13
Bar and Grill #75 (12)			Partnership	Option to 4/30/16
CIC Investors # 75 Ltd.
950 S. Federal Highway
Stuart, FL

Flanigan's Seafood	5,000	165	Limited	6/15/01 to 12/14/19
Bar and Grill #80			Partnership	Options to 12/14/39
CIC Investors #80 Ltd.
8695 N.W. 12th St
Miami, FL

Flanigan's Seafood	5,700	235	Limited	7/29/01 to 7/28/17
Bar and Grill #95			Partnership	Options to 7/28/32
CIC Investors #95 Ltd.
2460 Weston Road
Weston, FL

Mardi Gras	10,000	400	Company	4/30/06 to 4/30/16
Flanigan’s Enterprises,				Option to 4/30/26
Inc., #600 (4)(7)
Powers Ferry Landing
Atlanta, GA

(1)	Franchised by Company.

(2)	Lease assigned to franchisee.

(3)
In 1974, we sold and assigned the underlying ground lease to unaffiliated third parties and simultaneously subleased it back. As of October 2, 2010, we have purchased from the unaffiliated third parties and own 52% of the underlying ground lease and our sublease agreement.  As a result, we pay all rent due under the ground lease, but only 48% of the rent due under the sublease agreement.

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

(8)
During the first quarter of our fiscal year 2010, we purchased the operating assets of this restaurant from our franchisee and during the fourth quarter of our fiscal year 2010, we entered into a new lease for this location.

(9)	During the first quarter of our fiscal year 2010, we closed on the purchase of the real property and building of this location.

(10)	During the fourth quarter of our fiscal year 2010, we closed on the purchase of the real property and building of this location.

(11)
During the fourth quarter of our fiscal year 2010, we entered into a contract for the purchase of the real property and building of this location and closed on the purchase subsequent to the end of our fiscal year 2010.

(12)
During the fourth quarter of our fiscal year 2009, our lease for this location expired and we continued to operate this location on a month-to-month basis.  During the fourth quarter of our fiscal year 2010 we entered into a new three (3) year lease for this location.

Recent Purchases of Real Property

Hollywood, Florida

During the first quarter of our fiscal year 2010 we closed on the purchase of the real property and building where our combination restaurant and package liquor store located at 2505 N. University Drive, Hollywood, Florida, (Store #19), operates. We paid $1,350,000 for this property, $850,000 of which we borrowed from an unaffiliated third party, pursuant to a first mortgage. The mortgage note bears interest at the rate of eight and one-half (8½%) percent per annum, is amortized over fifteen (15) years with equal monthly payments of principal and interest, each in the amount of $8,300, with a balloon payment of approximately $533,000 due in November, 2017.

Fort Lauderdale, Florida

During the fourth quarter of our fiscal year 2010 we closed on the purchase of the real property and building where our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida, (Store #22), operates. We paid $1,700,000 for this property, $1,000,000 of which we borrowed from a related third party, pursuant to a first mortgage. 20% of the related third party is owned by persons who are either our officers, directors or their family members. The mortgage note bears interest at the rate of ten (10%) percent per annum, is amortized over fifteen (15) years with equal monthly payments of principal and interest, each in the amount of $10,800, with a balloon payment of approximately $657,000 due in September, 2018.

North Miami, Florida

During the fourth quarter of our fiscal year 2010 we contracted for the purchase of the real property and building where our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida,(Store #20), operates. Subsequent to the end of our fiscal year 2010, we assigned all of our rights under the contract to a new wholly owned subsidiary, (Flanigan’s Enterprises of N. Miami, Inc., a Florida corporation), and closed on the purchase. We paid $1,750,000 for this property, $850,000 of which we borrowed from a related third party, pursuant to a first mortgage, which we guaranteed.  26.5 % of the related third party is owned by persons who are either our officers, directors or their family members. The mortgage note bears interest at the rate of ten (10%) percent per annum, is amortized over fifteen (15) years with equal monthly payments of principal and interest, each in the amount of $9,100, with a balloon payment of approximately $550,000 due in January, 2019.

Purchase of Operating Assets from Franchisee (Boca Raton, Fl.)

During the first quarter of our fiscal year 2010, we purchased from our franchisee, the operating assets of the franchised restaurant located at 45 S. Federal Highway, Boca Raton, Palm Beach County, Florida for an aggregate purchase price of $245,000 and on October 18, 2009 this restaurant began operating as a Company-owned restaurant.

Extension of Existing Lease and/or Execution of New Leases for Existing Locations

Lake Worth, Florida

During the third quarter of our fiscal year 2010, our lease for our restaurant located at  2405 10th Avenue N., Lake Worth, Florida, (Store #12),  was extended for a period of three years, with a one three year renewal option in our favor. The renewal terms are substantially the same as our existing lease, including that the annual rent is subject to fixed annual increases.

Stuart, Florida

During the fourth quarter of our fiscal year 2010, the limited partnership which owns the restaurant in the “Howard Johnson’s Hotel” in Stuart, Florida entered into a new lease with the lender which acquired ownership of the property through foreclosure.  The term of the lease is three (3) years, with one (1) three (3) year renewal option and the annual rent is subject to fixed annual increases.

Boca Raton, Florida

During the fourth quarter of our fiscal year 2010, we entered into a new lease for our restaurant located at 45 S. Federal Highway, Boca Raton, Florida.  The term of the lease is nine (9) years, nine (9) months. The annual rent is subject to fixed annual increases and the payment of percentage rent.

Surfside, Florida

Subsequent to the end of our fiscal year 2010, the limited partnership which owns the restaurant located at 9516 Harding Avenue, Surfside, Florida, (Store #60), extended its lease for a period of ten years.  The renewal terms are substantially the same as the existing lease, except that the annual rent will be subject to an increase effective January 1, 2011 and will thereafter be subject to fixed annual increases.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NYSE/AMEX under the symbol “BDL”.  The following table sets forth the high and low sales prices of a share of our common stock for the periods specified as reported by the NYSE/AMEX:

Fiscal Year 2009	High	Low
First Quarter (September 28, 2008 - December 27, 2008)	$6.10	$2.75
Second Quarter (December 28, 2008 – March 28, 2009)	$4.69	$2.87
Third Quarter (March 29, 2009 – June 27, 2009)	$6.42	$4.00
Fourth Quarter (June 28, 2009 – October 3, 2009)	$5.94	$4.95

Fiscal Year 2010
First Quarter (October 4, 2009 - January 2,2010)	$6.62	$5.00
Second Quarter (January 3, 2010 – April 3, 2010)	$7.45	$5.03
Third Quarter (April 4, 2010 – July 2, 2010)	$7.50	$6.25
Fourth Quarter (July 3, 2010 – October 2, 2010)	$7.34	$5.65

Holders

As of the close of business on December 28 2010, there were approximately 327 holders of record of our common stock.

Dividend Policy

We did not declare or pay any cash dividends on our capital stock in our fiscal years 2010 or 2009. On December 22, 2010, our Board declared a cash dividend of 10 cents per share payable on January 18, 2011 to shareholders of record on January 7, 2011.  Any future determination to pay cash dividends will be at our board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our board deems relevant.

Equity Compensation Plan Information

The following table sets forth information at October 2, 2010 regarding compensation plans under which our equity securities are authorized for issuance:

Number of securities	Number of securities to be issued upon exercise of outstanding options, warrants, restricted	Weighted-average exercise price of outstanding options, warrants, restricted		Number of securities remaining available for future issuance under equity compensation
Plan category	stock and rights	stock and rights		plans

Equity compensation plans approved by security holders	---		$--	40,000

Equity compensation plans not approved by security holders	—	$	---	—

Total	---	$	---	40,000

Issuer Repurchases of Equity Securities

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, the Board of Directors authorized management to purchase up to 100,000 shares of our common stock.  During our fiscal year end 2010, we purchased a total of 1,018 shares. During the fourth quarter of our fiscal year 2010, we did not purchase any shares of our common stock.

Item 6. Selected Financial Data

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the captions “Risk Factors”. In addition, the following discussion and analysis should be read in conjunction with the 2010 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere in this report.

Overview

Financial Information Concerning Industry Segments

Our business is conducted principally in two segments: the restaurant segment and the package liquor store segment. Financial information broken into these two principal industry segments for the two fiscal years ended October 2, 2010 and October 3, 2009 is set forth in the consolidated financial statements which are attached hereto.

General

At October 2, 2010, we (i) operated 24 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of one restaurant and four combination restaurants/package liquor stores,(one restaurant of which we operate).

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

Results of Operations

THE FISCAL YEAR ENDING OCTOBER 2, 2010 WAS A FIFTY TWO WEEK FISCAL YEAR, WHILE THE FISCAL YEAR ENDING OCTOBER 3, 2009 WAS A FIFTY THREE WEEK FISCAL YEAR.

REVENUES (in thousands):
	Fifty Two		Fifty Three
	Weeks Ended		Weeks Ended
	Oct. 2, 2010		Oct. 3, 2009
Sales

Restaurant, food	$44,354	64.6%	$42,794	65.2%

Restaurant, bar	11,363	16.6%	10,185	15.5%

Package goods	12,898	18.8%	12,632	19.3%

Total	68,615	100.0%	65,611	100.0%

Franchise revenues	1,076		1,126

Owner’s fee	165		170

Other operating
income	137		153

Total Revenues	$69,993		$67,060

Comparison of Fiscal Years Ended October 2, 2010 and October 3, 2009

Revenues.  Total revenue for our fiscal year 2010 increased $2,933,000 or 4.37% to $69,993,000 from $67,060,000 for our fiscal year 2009.  This increase resulted primarily from sales from our formerly franchised Boca Raton, Florida restaurant, ($2,929,000), which opened for business as a Company owned restaurant on October 18, 2009, offset by the decrease in franchise royalties and bookkeeping fees which otherwise would have been paid by the former franchisee, ($114,000).

Restaurant Food Sales.  Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $44,354,000 for our fiscal year 2010 as compared to $42,794,000 for our fiscal year 2009. This increase in restaurant food sales resulted primarily from sales from the Boca Raton, Florida restaurant, which generated $2,221,000 of food sales during our fiscal year 2010.  Comparable weekly restaurant food sales (for restaurants open for all of our fiscal years 2010 and 2009, which consists of seven restaurants owned by us and nine restaurants owned by affiliated limited partnerships) was $814,000 and $807,000 for our fiscal years 2010 and

2009, respectively, an increase of 0.87%.  Comparable weekly restaurant food sales for Company owned restaurants only was $315,000 and $307,000 for our fiscal years 2010 and 2009, respectively, an increase of 2.61%.  Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $499,000 and $500,000 for our fiscal years 2010 and 2009, respectively, a decrease of 0.20%.  We have not increased menu prices since the first quarter of our fiscal year 2008 to offset higher food costs.

Restaurant Bar Sales.  Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $11,363,000 for our fiscal year 2010 as compared to $10,185,000 for our fiscal year 2009. This increase in restaurant bar sales resulted primarily from sales from the Boca Raton, Florida, restaurant, which generated $708,000 of bar sales during our fiscal year 2010, as well as our currently continuing promotion, (half price drinks from 9:00 p.m. to closing), instituted during the first quarter of our fiscal year 2010.  Comparable weekly restaurant bar sales (for restaurants open for all of our fiscal years 2010 and 2009, which consists of seven restaurants owned by us and nine restaurants owned by affiliated limited partnerships) was $205,000 and $192,000 for our fiscal years 2010 and 2009, respectively, an increase of 6.77%.  Comparable weekly restaurant bar sales for Company owned restaurants only was $78,000 and $74,000 for our fiscal years 2010 and 2009, respectively, an increase of 5.41%.  Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $127,000 and $118,000 for our fiscal years 2010 and 2009, respectively, an increase of 7.63%.  We increased our bar liquor prices during the fourth quarter of our fiscal year 2010.

Package Liquor Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $12,898,000 for our fiscal year 2010 as compared to $12,632,000 for our fiscal year 2009, an increase of $266,000 or 2.11%.  The weekly average of same store package liquor store sales, which includes all nine (9) Company owned package liquor stores, was $248,000 for our fiscal year 2010 as compared to $238,000 for our fiscal year 2009, an increase of 4.20%.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for our fiscal year 2010 increased $1,765,000 or 2.73% to $66,378,000 from $64,613,000 for our fiscal year 2009. The increase was primarily due to expenses related to the operation of our Boca Raton, Florida restaurant of approximately $1,672,000 and to a lesser extent a general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2011 due primarily to an expected general increase in food costs, including an increase in the cost of ribs.  Operating costs and expenses decreased as a percentage of total sales to approximately 94.84% in our fiscal year 2010 from 96.35% in our fiscal year 2009.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales.  Gross profit for food and bar sales for our fiscal year 2010 increased to $36,570,000 from $34,792,000 for our fiscal year 2009. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 65.64% for our fiscal year 2010 and 65.67% for our fiscal year 2009.  We anticipate that our gross profit for restaurant food and bar sales will decrease during our fiscal year 2011 due primarily to a general increase in food costs, including an increase in the cost of ribs during calendar year 2011, offset by an increase in our bar liquor prices made during the fourth quarter of our fiscal year 2010.

Package Liquor Store Sales.  Gross profit for package liquor store sales for our fiscal year 2010 increased to $4,319,000 from $3,937,000 for our fiscal year 2009.  Our gross profit margin (calculated as gross profit reflected as a percentage of package liquor store sales) for package liquor store sales was 33.49% for our fiscal year 2010 and 31.17% for our fiscal year 2009.  The increase in our gross profit margin, (2.32%), was primarily due to our continued purchase of "close out" and inventory reduction merchandise from wholesalers.  We anticipate the gross profit margin for package liquor store sales to remain constant throughout our fiscal year 2011.

Payroll and Related Costs. Payroll and related costs for our fiscal year 2010 increased $992,000 or 5.04% to $20,668,000 from $19,676,000 for our fiscal year 2009 due primarily to the Boca Raton, Florida restaurant being open during our fiscal year 2010, ($915,000), and an increase in officers’ bonus, ($319,000), offset by a reduction of our store level management.  We anticipate that our payroll and related costs will be consistent through our fiscal year 2011.  Payroll and related costs as a percentage of total sales was 29.53% in our fiscal year 2010 and 29.34% of total sales in our fiscal year 2009.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold interests) for our fiscal year 2010 increased $171,000 or 4.28% to $4,166,000 from $3,995,000 for our fiscal year 2009. We anticipate that our occupancy costs will decrease through our fiscal year 2011, primarily due to (i) the elimination of rent paid for our combination restaurant and package liquor store located at 2505 N. University Drive, Hollywood, Florida (Store #19), the real property and building of which we purchased during the first quarter of our fiscal year 2010; (ii) the elimination of rent paid for our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida (Store #22), the real property and building of which we purchased during the fourth quarter of our fiscal year 2010; and (iii) the elimination of rent paid for our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20), the real property and building of which we purchased subsequent to our fiscal year 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for our fiscal year 2010 decreased $242,000 or 1.72% to $13,818,000 from $14,060,000 for our fiscal year 2009.  Selling, general and administrative expenses decreased as a percentage of total sales in our fiscal year 2010 to 19.74% as compared to 20.97% in our fiscal year 2009. This decrease is due primarily to reduced advertising expense and property and workers compensation insurance expenses, offset by the selling, general and administrative expenses associated with the operation of the Boca Raton,

Florida restaurant. We anticipate that our selling, general and administrative expenses during our fiscal year 2011 will be consistent with our fiscal year 2010.

Depreciation and Amortization. Depreciation and amortization for our fiscal year 2010 decreased $11,000 or 0.45% to $2,458,000 from $2,469,000 for our fiscal year 2009. As a percentage of revenue, depreciation and amortization expense was 3.51% of revenue for our fiscal year 2010 and 3.68% of revenue for our fiscal year 2009.

Interest Expense, Net.  Interest expense for our fiscal year 2010 increased $47,000 to $483,000 from $436,000 for our fiscal year 2009. Interest expense increased during our fiscal year 2010 primarily due to the interest paid on the mortgage associated with the purchase of our combination restaurant and package liquor store located at 2505 N. University Drive, Hollywood, Florida (Store #19).  We anticipate that our interest expense during our fiscal year 2011 will increase primarily due to the interest on the mortgage associated with the purchase of our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida (Store #22), the interest on the mortgage associated with the purchase of our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20) and a higher interest rate associated with the conversion of the amount outstanding on our line of credit ($1,586,000) to a term loan, offset by a lower interest rate associated with the re-financing of the mortgage loan encumbering our corporate offices.

Net Income.  Net income for our fiscal year 2010 increased $290,000 or 20.88% to $1,679,000 from $1,389,000 for our fiscal year 2009.  As a percentage of sales, net income for our fiscal year 2010 is 2.40%, as compared to 2.07% in our fiscal year 2009.

New Limited Partnership Restaurants

During our fiscal years 2010 and 2009, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

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

Trends

During the next twelve months, we expect continued increases in aggregate food sales and bar sales and an increase in same store food sales and bar sales as compared to prior periods because of our new promotion, (half price drinks from 9:00 p.m. to closing), instituted during the first quarter of our fiscal year 2010, direct mailing coupons and increases in liquor prices instituted during the fourth quarter of our fiscal year 2010.  We expect package store sales to remain stable.  We expect higher food costs and higher overall expenses, which will adversely affect our net income.  In December, 2007, we raised menu prices to offset the higher food costs and overall expenses.  During the first and fourth quarters of our fiscal year 2010, we raised certain of our alcoholic drink prices.  We plan to limit menu price increases as long as possible while maintaining our high quality of food and service and without reducing our food portions.  We have limited our advertising, but plan to attract and retain our customers by direct mailing coupons and offering promotional gift cards, but are monitoring the impact of such discounts on our gross profit.  We may be required to raise menu prices wherever competitively possible.

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

Liquidity and Capital Resources

We fund our operations through our cash on hand and positive cash flow from operations.  As of October 2, 2010, we had cash of approximately $6,447,000, an increase of $1,867,000 from our cash balance of $4,580,000 as of October 3, 2009.  The increase in cash as of October 2, 2010 was primarily from our operations due to minimal demand upon our cash flow for extraordinary items. We believe that our current cash on hand and expected cash generated from operations will be sufficient to fund our operations and capital expenditures for at least the next twelve months.

Cash Flows

	Fiscal Years
	2010	2009
	(in thousands)
Net cash and cash equivalents
provided by operating activities	$7,122	$5,217

Net cash and cash equivalents
used in investing activities	(2,948)	(1,597)

Net cash and cash equivalents
used in financing activities	(2,307)	(2,284)

Net increase
in cash and equivalents	1,867	1,336

Cash and equivalents,
beginning of year	4,580	3,244
Cash and equivalents,
end of year	$6,447	$4,580

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants.  We acquired property and equipment of $5,005,000, (including $1,896,000 of which was financed, $99,000 of which was the non-cash purchase of the assets of the franchised restaurant and $36,000 of deposits recorded in other assets as of October 3, 2009), during our fiscal year 2010, including $1,028,000 for renovations to four (4) existing Company owned restaurants.  During our fiscal year 2009, we acquired property and equipment of $1,934,000, (of which $292,000 was purchase deposits transferred to property and equipment relating to our new point of sale computer system for our package liquor stores), during our fiscal year 2009, including $735,000 for renovations to three (3) existing Company owned restaurants. All of our owned units require periodic refurbishing in order to remain competitive.  The cost of this refurbishment in our fiscal year 2010 was $897,000 for renovations to three (3) existing Company owned restaurants. We anticipate the cost of this refurbishment in our fiscal year 2011 will be approximately $1,300,000, which funds will be provided from operations.

Debt

As of the end of our fiscal year 2010, we had debt of $8,053,000, as compared to $6,800,000, (including our line of credit), as of the end of our fiscal year 2009.

In July, 2010, we converted the amount outstanding on our line of credit ($1,586,000) to a term loan maturing in July, 2013 (the “Term Loan”).  The Term Loan is in the principal amount of $1,586,000 and bears interest at a variable interest rate.  We entered into an interest rate swap agreement to hedge the interest rate risk, which fixed the interest rate on the term loan at 4.55% per annum throughout the term of the loan.  The term loan is fully amortized over three (3) years, with our monthly payment of principal and interest, totaling $50,000.  We granted our lender a security interest in substantially all of our assets and a second mortgage on our corporate offices as collateral to secure our repayment obligations under our term loan.

In July, 2010, we also re-financed the mortgage loan encumbering our corporate offices, which mortgage loan was and continues to be extended and held by an unaffiliated third party lender (the “Refinanced Mortgage Loan”). The Refinanced Mortgage Loan, (including applicable loan costs), is in the original principal amount of $935,000 and bears interest at a variable rate.

We entered into an interest rate swap agreement to hedge the interest rate risk, which fixed the interest rate on the Refinanced Mortgage Loan at 5.11% per annum throughout the term of the loan.  The Refinanced Mortgage Loan is amortized over twenty (20) years, with our current monthly payment of principal and interest totaling $4,600, with the entire principal balance and all accrued but unpaid interest due on August 1, 2017.  We paid an $18,000 pre-payment penalty to the lender in connection with the refinancing.

We repaid long term debt, including auto loans, financed insurance premiums, mortgages and capital lease obligations in the amount of $1,075,000 and $1,063,000 in our fiscal years 2010 and 2009, respectively.

Financed Insurance Premiums

(i) For policy years beginning December 30, 2008 and December 30, 2009, our property insurance is a two (2) year policy with our insurance carrier.  The two (2) year property insurance premium, in the amount of $631,000, was financed in full through an unaffiliated third party lender.  The finance agreement was amortized over 20 months and was paid in full during the fourth quarter of our fiscal year 2010.

(ii) For the policy year beginning December 30, 2009, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers, including automobile and excess liability coverage.  The one (1) year general liability insurance premiums, including automobile and excess liability coverage, total in the aggregate $243,000 and this amount is financed in full through the same unaffiliated third party lender.  The finance agreement earns interest at the rate of 2.99% per annum and is amortized over 10 months, with monthly payments of principal and interest, each in the amount of $20,000.  The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.  The finance agreement was paid in full subsequent to the end of our fiscal year 2010.

(iii) For the policy year beginning December 30, 2009, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers, including excess liability coverage.  The one (1) year general liability insurance premiums, including excess liability coverage, total, in the aggregate $200,000 and this amount is financed in full through the same unaffiliated third party lender.  The finance agreement earns interest at the rate of 2.99% per annum and is amortized over 11 months, with monthly payments of principal and interest, each in the amount of $13,000.  The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.  The finance agreement was paid in full subsequent to the end of our fiscal year 2010.

As of October 2, 2010, the aggregate principal balance from the financing of our property and general liability insurance policies is $79,000.

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants, on November 30, 2010, we entered into a purchase agreement with a new rib supplier, whereby we agreed to purchase approximately $3,100,000 of baby back ribs during calendar year 2011 from this vendor at a fixed cost.  While we anticipate purchasing all of our rib supply from this vendor, we believe there are several other alternative vendors available, if needed.

Purchase of Limited Partnership Interests

During our fiscal year 2010, we purchased from two separate limited partners (neither of whom are officers, directors or family members of officers or directors) limited partnership interests of 0.15% and 0.30%, respectively, in one (1) limited partnership which owns a restaurant for an aggregate purchase price of $10,000.  During our fiscal year 2009, we did not purchase any limited partnership interests.

Working capital

The table below summarizes our current assets, current liabilities and working capital for our fiscal years 2010 and 2009:

	Oct. 2	Oct. 3
(in thousands)	2010	2009

Current assets	$9,754	$8,527

Current liabilities	6,373	6,440

Working capital	3,381	2,087

Our working capital as of October 2, 2010 increased by 62.00% from working capital as of October 3, 2009.  Our working capital increased during our fiscal year 2010 from our working capital for our fiscal year ended October 3, 2009 primarily due to the re-classification of our line of credit as long term debt and notwithstanding our use of approximately $525,000 in connection with our acquisition of the real property and building where our combination restaurant and package liquor store located at 2505 N. University Drive, Hollywood, Florida (Store #19) operates and our use of approximately $700,000 in connection with our acquisition of the real property and building where our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida (Store #22) operates.

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that our cash on hand and positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures throughout our fiscal year 2011.  Subsequent to the end of our fiscal year 2010, we closed on the purchase of the real property and building where our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates, expending approximately $900,000 as the cash necessary to close.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of the end of our fiscal year 2010 or our fiscal year 2009.

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

Consolidation of Limited Partnerships

As of October 2, 2010, we operate nine (9) restaurants as general partner of the limited partnerships that own the operations of these restaurants.  Additionally, we expect that any expansion which takes place in opening new restaurants will also result in us operating the restaurants as general partner.  In addition to the general partnership interest we also purchase limited partnership units ranging from 13% to 48% of the total units outstanding.  As a result of these controlling interests, we consolidate the operations of these limited partnerships with ours despite the fact that we do not own in excess of 50% of the equity interests.  All intercompany transactions are eliminated in consolidation.  The minority interests in the earnings of these limited partnerships are removed from net income and are not included in the calculation of earnings per share.

Income Taxes

FASB ASC Topic 740 – Income Taxes, requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss and tip credit carryforwards to the extent that realization of said benefits is more likely than not. For discussion regarding our carryforwards refer to Note 6 to the consolidated financial statements for our fiscal year 2010.

On September 30, 2007, we adopted the provisions regarding Accounting for Uncertainty in Income Taxes.  As required by these changes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  We applied these changes to tax positions for our fiscal year ending October 2, 2010.  We had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required.  Generally, federal, state and local authorities may examine the Company's tax returns for three years from the date of filing and the current and prior three years remain subject to examination as of October 2, 2010.  We do not expect that unrecognized tax benefits will increase within the next twelve months.  We recognize accrued interest and penalties related to uncertain tax positions as income tax expense.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As part of our ongoing operations, we are exposed to interest rate fluctuations on our borrowings. As more fully described in Note 9 “Fair Value Measurements of Financial Instruments” to the Consolidated Financial Statements included in “Item 8.  Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, we use interest rate swap agreements to manage these risks.  These instruments are not used for speculative purposes but are used to modify variable rate obligations into fixed rate obligations.

At October 2, 2010, we had two variable rate debt instruments (the Term Loan and the Refinanced Mortgage Loan) outstanding that are impacted by changes in interest rates.  As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with third party financial institutions to convert certain variable rate debt obligations to fixed rates. We are currently party to the following two (2) interest rate swap agreements:

(i) One (1) interest rate swap agreement entered into in July, 2010 relates to the Term Loan, (the “Term Loan Swap”), which converts the LIBOR based variable rate interest to a fixed rate.  The Term Loan Swap requires us to pay interest for a three (3) year period at a fixed rate of 4.55% on an initial amortizing notional principal amount of $1,586,000, while receiving interest for the same period at the British Bankers Association LIBOR (“LIBOR”), Daily Floating Rate, plus 3.25%, on the same amortizing notional principal amount.  Under this method of accounting, at October 2, 2010, we determined the fair  value of the Term Loan Swap to be a liability of approximately ($17,000) based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender.  The fair value of the Term Loan Swap at October 2, 2010 was not significant; and

(ii) The second interest rate swap agreement entered into July, 2010 relates to the Refinanced Mortgage Loan (the “Mortgage Loan Swap”). We account for the Mortgage Loan Swap using hedge accounting treatment because the derivative has been determined to be effective in achieving offsetting changes in fair value of the hedged item.  The Mortgage Loan Swap requires us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount.  Under this method of accounting, at October 2, 2010, we determined the fair value of the Mortgage Loan Swap to be a liability of approximately ($55,000) based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender.  The fair market value of the Mortgage Loan Swap at October 2, 2010 was not significant.

At October 2, 2010, our cash resources earn interest at variable rates.  Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

Item 9A. Controls and Procedures.

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

Management’s Assessment on Internal Control over Financial Reporting/Limitations on the Effectiveness of Controls and Permitted Omission from Management’s Assessment

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Management conducted an evaluation of the effectiveness of the internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) as of October 2, 2010, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”).  Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board that is free from bias, permits reasonably consistent qualitative and quantitative measurement of our internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

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

Management, including the Principal Executive and Principal Financial Officers, based on their evaluation of our internal control over financial reporting, have concluded that our internal control over financial reporting was effective as of October 2, 2010.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

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

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 30, 2011.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 30, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 30, 2011.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 30, 2011.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 30, 2011.

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

(a)(3)  Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2	Plan of Reorganization, Amended Disclosure Statement, Amended Plan of Reorganization, Modification of Amended Plan of Reorganization, Second Modification of Amended Plan of Reorganization, Order Confirming Plan of Reorganization	SB-2	5/5/87	2

3	Restated Articles of Incorporation, adopted January 9, 1984	10-K	12/29/02	3

10(a)(1)	Employment Agreement with Joseph G. Flanigan*	DEF14A	1/27/1988	10(a)(1)

10(a)(2)	Form of Employment Agreement between Joseph G. Flanigan and the Company (as ratified and amended by the stockholders at the 1988 annual meeting is incorporated herein by reference).*	10-K		10(a)(1)

10(c)	Consent Agreement regarding the Company's Trademark Litigation	8-K	4/10/1985	10( c)

10(d)	King of Prussia(#850)Partnership Agreement*	8-K	4/10/1985	10(d)

10(o)	Management Agreement for Atlanta, Georgia, (#600)*	10-K	10/3/1992	10(o)

10(p)	Settlement Agreement with Former Vice Chairman of the Board of Directors (re #5)	10-K	10/3/1992	10(p)

10(q)	Hardware Purchase Agreement and Software License Agreement for restaurant point of sale system.	10-KSB	10/2/1993	10(q)

10(a)(3)	Key Employee Incentive Stock Option Plan	DEF14A	1/26/1994	10(a)(3)

10( r)	Limited Partnership Agreement of CIC Investors #13, Ltd,. between Flanigan's Enterprises, Inc., as General Partner and fifty percent owner of the limited partnership, and Hotel Properties, LTD. *	10-KSB	9/30/1995	10(r)

10(s)	Form of Franchise Agreement between Flanigan's Enterprises, Inc. and Franchisees.*	10-KSB	9/30/1995	10(s)

10(t)	Licensing Agreement between Flanigan's Enterprises, Inc. and James B. Flanigan, dated November 4, 1996, for non-exclusive use of the servicemark "Flanigan's" in the Commonwealth of Pennsylvania. *	10-KSB	9/28/1996	10(t)

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
		10-K	9/29/2007	10(ee)

13	Registrant's Form 10-K constitutes the Annual Report to Shareholders for the fiscal year ended October 2, 2010.				X

21(a)	Company's subsidiaries are set forth in this Annual Report on Form 10-K.				X

31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 of Chief Executive Officer.				X

31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 of Chief Financial Officer.				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.				X

*	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flanigan's Enterprises, Inc.
Registrant

By:	/s/ JAMES G. FLANIGAN II
JAMES G. FLANIGAN II
Chief Executive Officer
Date: 12/28/2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

/s/ JAMES G. FLANIGAN II	Chairman of the Board,	Date: 12/28/2010
James G. Flanigan II	Chief Executor Officer,
and Director

/s/ JEFFREY D. KASTNER	Chief Financial Officer	Date: 12/28/2010
Jeffrey D. Kastner	Secretary and Director

/s/ MICHAEL ROBERTS	Director	Date: 12/28/2010
MICHAEL ROBERTS

/s/ GERMAINE M. BELL	Director	Date: 12/28/2010
Germaine M. Bell

/s/ BARBARA J. KRONK	Director	Date: 12/28/2010
Barbara J. Kronk

/s/ AUGIE BUCCI	Chief Operating Officer	Date: 12/28/2010
Augie Bucci	and Director

/s/ MICHAEL B. FLANIGAN	Director	Date: 12/28/2010
Michael B. Flanigan

/s/ PATRICK J. FLANIGAN	Director	Date: 12/28/2010
Patrick J. Flanigan

/s/ CHRISTOPHER O’NEIL	Director	Date: 12/28/2010
Christopher O’Neil

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 2, 2010 AND OCTOBER 3, 2009

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Income	F-3

Statements of Stockholders’ Equity	F-4

Statements of Cash Flows	F-5 – F-6

Notes to Financial Statements	F-7 - F-33

REPORT OF INDEPENDENT REGISTERED PUBIC ACCOUNTING FIRM

Board of Directors and Stockholders
Flanigan’s Enterprises, Inc.
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Flanigan’s Enterprises, Inc. and Subsidiaries as of October 2, 2010 and October 3, 2009 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended.  Flanigan’s Enterprises, Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flanigan’s Enterprises, Inc. and Subsidiaries as of October 2, 2010 and October 3, 2009, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

a division of Marcum, LLP
Fort Lauderdale, Florida
December 28, 2010

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 2, 2010 AND OCTOBER 3, 2009

(rounded to the nearest thousandth, except share amounts)

ASSETS	2010	2009
Current Assets:
Cash and cash equivalents	$6,447,000	$4,580,000
Prepaid income taxes	-	332,000
Due from franchisees	2,000	270,000
Other receivables	193,000	94,000
Inventories	1,985,000	1,933,000
Prepaid expenses	786,000	980,000
Deferred tax assets	341,000	338,000
Total current assets	9,754,000	8,527,000

Property and Equipment, Net	23,995,000	21,240,000

Investment in Limited Partnership	140,000	140,000

Other Assets:
Liquor licenses	470,000	345,000
Deferred tax assets	879,000	830,000
Leasehold interests, net	1,445,000	1,644,000
Other	631,000	753,000
Total other assets	3,425,000	3,572,000
Total assets	$37,314,000	$33,479,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$4,607,000	$3,756,000
Income taxes payable	269,000	-
Due to franchisees	649,000	372,000
Current portion of long-term debt	815,000	681,000
Line of credit	-	1,586,000
Deferred revenues	7,000	21,000
Deferred rent	26,000	24,000
Total current liabilities	6,373,000	6,440,000

Long-Term Debt, Net of Current Portion	7,238,000	4,533,000

Deferred Rent, Net of Current Portion	180,000	206,000

Equity:
Flanigan's Enterprises, Inc. stockholders' equity
Common stock, $.10 par value; 5,000,000 shares authorized;
4,197,642 share; 1,861,915 and 1,862,933 issued and outstanding for years ended in 2010 and 2009	420,000	420,000
Capital in excess of par value	6,240,000	6,240,000
Retained earnings	15,456,000	13,777,000
Treasury stock, at cost, 2,335,727 and 2,334,709 shares for the years
ended 2010 and 2009, respectively	(6,049,000)	(6,043,000)
Total Flanigan's Enterprises, Inc. stockholders' equity	16,067,000	14,394,000
Noncontrolling interest	7,456,000	7,906,000
Total equity	23,523,000	22,300,000
Total liabilities and equity	$37,314,000	$33,479,000

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended October 2, 2010 and October 3, 2009

(rounded to the nearest thousandth, except per share amounts)

	2010	2009
Revenues:
Restaurant food sales	$44,354,000	$42,794,000
Restaurant beverage sales	11,363,000	10,185,000
Package goods sales	12,898,000	12,632,000
Franchise-related revenues	1,076,000	1,126,000
Owner's fee	165,000	170,000
Other operating income	137,000	153,000
	69,993,000	67,060,000
Costs and Expenses:
Cost of merchandise sold:
Restaurants and lounges	19,147,000	18,187,000
Package goods	8,579,000	8,695,000
Payroll and related costs	20,668,000	19,676,000
Occupancy costs	4,166,000	3,995,000
Selling, general and administrative expenses	13,818,000	14,060,000
	66,378,000	64,613,000

Income from Operations	3,615,000	2,447,000

Other Income (Expense):
Interest expense	(483,000)	(436,000)
Interest and other income	103,000	232,000
	(380,000)	(204,000)

Income Before Provision for Income Taxes	3,235,000	2,243,000

Provision for Income Taxes	(757,000)	(227,000)

Net Income before Income Attributable to Noncontrolling Interests	2,478,000	2,016,000

Less: Net Income Attributable to Noncontrolling Interests	(799,000)	(627,000)

Net Income Attributable to Stockholders	$1,679,000	$1,389,000

Net Income Per Common Share:
Basic	$0.90	$0.74
Diluted	$0.90	$0.74

Weighted Average Shares and Equivalent Shares Outstanding:
Basic	1,861,934	1,868,000
Diluted	1,861,934	1,868,000

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED OCTOBER 2, 2010 AND OCTOBER 3, 2009

(rounded to nearest thousandth, except  share amounts)

	Common Stock		Capital in		Treasury Stock
			Excess of	Retained			Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, September 27, 2008	4,197,642	$420,000	$6,240,000	$12,388,000	2,313,309	$(5,956,000)	$8,437,000	$21,529,000

Year Ended October 3, 2009:
Net income	-	-	-	1,389,000	-	-	627,000	2,016,000
Purchase of treasury stock	-	-	-	-	21,400	(87,000)		(87,000)
Distributions to noncontrolling interests	-	-	-	-	-	-	(1,158,000)	(1,158,000)
Balance, October 3, 2009	4,197,642	420,000	6,240,000	13,777,000	2,334,709	(6,043,000)	7,906,000	22,300,000

Year Ended October 2, 2010:
Net income	-	-	-	1,679,000	-	-	799,000	2,478,000
Purchase of treasury stock	-	-	-	-	1,018	(6,000)	-	(6,000)
Distributions to noncontrolling interests	-	-	-	-	-	-	(1,239,000)	(1,239,000)
Purchase of noncontrolling interests	-	-	-	-	-	-	(10,000)	(10,000)
Balance, October 2, 2010	4,197,642	$420,000	$6,240,000	$15,456,000	2,335,727	$(6,049,000)	$7,456,000	$23,523,000

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 2, 2010 AND OCTOBER 3, 2009

(rounded to nearest thousandth)

	2010	2009
Cash Flows from Operating Activities:
Net income	$2,478,000	$2,016,000
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,241,000	2,259,000
Amortization of leasehold interests	217,000	210,000
Other	-	83,000
Loss on abandonment of property and equipment	62,000	-
Deferred income taxes	(52,000)	(196,000)
Deferred rent	(24,000)	(3,000)
Income from unconsolidated limited partnership	(12,000)	(1,000)
Recognition of deferred revenues	(14,000)	(13,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Due from franchisees	6,000	81,000
Other receivables	(110,000)	32,000
Prepaid income taxes	332,000	(156,000)
Inventories	(33,000)	235,000
Prepaid expenses	603,000	655,000
Other assets	31,000	150,000
Increase (decrease) in:
Accounts payable and accrued expenses	851,000	(284,000)
Income taxes payable	269,000	-
Due to franchisees	277,000	149,000
Net cash and cash equivalents provided by operating activities	7,122,000	5,217,000

Cash Flows from Investing Activities:
Collections on notes and mortgages receivable	20,000	16,000
Purchase of property and equipment	(2,974,000)	(1,642,000)
Deposit on purchase of fixed assets	(28,000)	(36,000)
Proceeds from sale of fixed assets	22,000	53,000
Distributions from unconsolidated limited partnership	12,000	12,000
Net cash and cash equivalents used in investing activities	(2,948,000)	(1,597,000)

Cash Flows from Financing Activities:
Payments of long-term debt	(1,075,000)	(1,063,000)
Proceeds from line of credit	-	24,000
Proceeds from long-term debt	23,000	-
Purchase of treasury stock	(6,000)	(87,000)
Distributions to noncontrolling interests	(1,239,000)	(1,158,000)
Purchase of noncontrolling interests	(10,000)	-
Net cash and cash equivalents used in financing activities	(2,307,000)	(2,284,000)

Net Increase in Cash and Cash Equivalents	1,867,000	1,336,000

Cash and Cash Equivalents, Beginning	4,580,000	3,244,000

Cash and Cash Equivalents, Ending	$6,447,000	$4,580,000

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

(rounded to nearest thousandth)

	2010	2009
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$483,000	$436,000
Income taxes	$206,000	$587,000

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$409,000	$1,094,000
Purchase deposits transferred to property and equipment	$36,000	$292,000
Purchase of property in exchange for debt	$1,850,000	$-
Refinanced line of credit with new lender	$-	$1,562,000
Refinanced line of credit to term loan with same lender	$1,586,000	$-
Refinanced mortgage on corporate office with new lender	$913,000	$-
Purchase of assets of franchised restaurant	$262,000	$-
Purchase of vehicles in exchange for debt	$46,000	$-

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 2, 2010 AND OCTOBER 3, 2009

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Capitalization

The Company was incorporated in 1959 and operates in South Florida as a chain of full-service restaurants and package liquor stores.  Restaurant food and beverage sales make up the majority of our total revenue.  At October 2, 2010, we (i) operated 24 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of one restaurant and four combination restaurants/package liquor stores, (one of which we operate).  With the exception of one restaurant we operate under the name “The Whale’s Rib”, and in which we do not have an ownership interest, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

The Company’s Articles of Incorporation, as amended, authorize us to issue and have outstanding at any one time 5,000,000 shares of common stock at a par value of $0.10 per share.

We operate under a 52-53 week year ending the Saturday closest to September 30.  Our fiscal year 2010 is comprised of a 52-week period and our fiscal year 2009 is comprised of a 53-week period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our subsidiaries, all of which are wholly owned, and the accounts of the nine limited partnerships in which we act as general partner and have controlling interests.  All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The consolidated financial statements and related disclosures are prepared in conformity with accounting principles generally accepted in the U.S.  We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported.  These estimates include assessing the estimated useful lives of tangible assets and the recognition of deferred tax assets and liabilities. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in our consolidated financial statements in the period they are determined to be necessary.  Although these estimates are based on our knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Inventories

Our inventories, which consist primarily of package liquor products, are stated at the lower of average cost or market.

Liquor Licenses

In accordance with the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC Topic 350), “Intangibles - Goodwill and Other”, our liquor licenses are indefinite lived assets, which are not being amortized, but are tested annually for impairment (see Note 5).

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

Our estimated useful lives range from three to five years for vehicles, and three to seven years for furniture and equipment.  Leasehold improvements are currently being amortized over the shorter of the life of the lease or the life of the asset up to a maximum of 20 years.  The building and building improvements of our corporate offices in Fort Lauderdale, Florida; our combination restaurant and package liquor stores in Hallandale, Florida and Hollywood, Florida; and our restaurant in Fort Lauderdale, Florida, all of which we own, are being depreciated over forty years.

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

Cash and Cash Equivalents

We maintain deposit balances with financial institutions which balances may, from time to time, exceed the federally insured limits.  Effective October, 2008 through December 31, 2013, federally insured limits have been increased from $100,000 to $250,000 for interest bearing deposits.  However, effective January 1, 2010, our primary financial banking institution no longer participated in the Temporary Liquidity Guarantee Program, which program provided FDIC coverage on the full balance of non-interest bearing accounts.  As a result, as of October 2, 2010, $4,700,000 was held in excess of federally insured limits. We have not experienced any losses in such accounts.

Major Supplier

Throughout our fiscal years 2010 and 2009, we purchased substantially all of our food products from one major supplier pursuant to a master distribution agreement which entitled us to receive certain purchase discounts, rebates and advertising allowances.  We believe that several other alternative vendors are available, if necessary.

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

Pre-opening Costs (Continued)

employees who travel to new restaurants to ensure that our high standards for quality are met), rent and promotional costs.  We expense pre-opening costs as incurred.  During our fiscal years 2010 and 2009, we had no limited partnership restaurants under development and therefore no limited partnerships reported losses primarily due to pre-opening costs.

Advertising Costs

Our advertising costs are expensed as incurred.  Advertising costs incurred during our fiscal years ended October 2, 2010 and October 3, 2009 were approximately $465,000 and $351,000 respectively.

General Liability Insurance

We have general liability insurance which incorporates a semi-self-insured plan under which we assume the full risk of the first $50,000 of exposure per occurrence, while the limited partnerships assume the full risk of the first $10,000 of exposure per occurrence.  Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During our fiscal years ended October 2, 2010 and October 3, 2009, we were able to purchase excess liability insurance at a reasonable premium, whereby our excess insurance carrier is responsible for $6,000,000 coverage above our primary general liability insurance coverage. With the exception of one (1) limited partnership which has higher general liability insurance coverage to comply with the terms of its lease for the business premises, we are un-insured against liability claims in excess of $7,000,000 per occurrence and in the aggregate.

Our general policy is to settle only those legitimate and reasonable claims asserted and to aggressively defend and go to trial, if necessary, on frivolous and unreasonable claims.  Under our current liability insurance policy, any expense incurred by us in defending a claim, including adjusters and attorney's fees, are a part of our $50,000 or $10,000, as applicable, self-insured retention.

Fair Value of Financial Instruments

The respective carrying value of certain of our on-balance-sheet financial instruments approximated their fair value.  These instruments include cash and cash equivalents, other receivables, accounts payables, accrued expenses and debt.  We have assumed carrying values to approximate fair values for those financial instruments, which are short-term in nature or are receivable or payable on demand.  We estimated the fair value of debt based on current rates offered to us for debt of comparable maturities and similar collateral requirements.

In accordance with FASB ASC Topic 820-10-50-1 (previously SFAS 157), we utilized a valuation model to determine the fair value of our swap agreement. As the valuation model for the swap agreements were based upon observable inputs, they are classified as Level 2 (see Note 9).

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments

We account for derivative instruments in accordance with FASB ASC Topic 815-10-05-4, (previously SFAS 133), “Accounting for Derivative Instruments and Hedging Activities” as  amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities.  In accordance with FASB ASC Topic 815-10-05-4, derivative instruments are recognized as assets or liabilities in the Company’s consolidated balance sheets and are measured at fair value. We recognized all changes in fair value through earnings unless the derivative is determined to be an effective hedge. We currently have no derivatives which have been designated as hedges (See Note 9).

Income Taxes

We account for our income taxes using FASB ASC Topic 740, “Income Taxes”, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

We adopted the provisions regarding Accounting for Uncertainty in Income Taxes, which require the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  We applied these changes to tax positions for our fiscal years ending October 2, 2010 and October 3, 2009.  We had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required.  Generally, federal, state and local authorities may examine the Company's tax returns for three years from the date of filing and the current and prior three years remain subject to examination as of October 2, 2010.  We do not expect that unrecognized tax benefits will increase within the next twelve months.  We recognize accrued interest and penalties related to uncertain tax positions as income tax expense.

Stock-Based Compensation

We follow FASB ASC Topic 718, “Compensation – Stock Compensation” to account for stock-based employee compensation, which generally requires, among other things that all employee share-based compensation be measured using a fair value method and that resulting

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation   (Continued)

compensation costs be recognized in the consolidated financial statements.  We had no unvested stock options as of January 1, 2006 and granted no stock options subsequent thereto, including our fiscal years 2010 and 2009, so there is no compensation expense recorded in our consolidated financial statements for our fiscal years 2010 or 2009.

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

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the presentation of the 2010 consolidated financial statements, which did not have a material impact on our net income or total assets.

Earnings Per Share

We follow FASB ASC Topic 260 - “Earnings per Share.”  This section provides for the calculation of basic and diluted earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share assumes the exercise of options granted if the weighted average market price exceeds the exercise price.  Earnings per share are computed by dividing income available to common stockholders by the basic and diluted weighted average number of common shares.

Recently Adopted and Recently Issued Accounting Pronouncements

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

Recently Adopted and Recently Issued Accounting Pronouncements  (Continued)

Adopted (Continued)

noncontrolling interest in the acquiree and the goodwill acquired.  These changes also establish disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  These changes were adopted by us in the first quarter of fiscal 2010 and will have an impact on our accounting for any future business acquisitions.

In December 2007, the FASB issued changes regarding consolidation and non-controlling interests in consolidated financial statements.  These changes impacted the accounting and reporting for minority interests, which are now recharacterized as noncontrolling interests (NCI) and classified as a component of equity.  This new consolidation method significantly changed the accounting for transactions with minority interest holders.  These changes were adopted by us in the first quarter of our fiscal year 2010 and did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued changes regarding derivatives and hedging to enhance disclosures about an entity’s derivative and hedging activities.  These changes were adopted by us in the first quarter of our fiscal year 2010.  These changes do not have a material impact on our consolidated financial statements.

The FASB has issued Accounting Standard Update (ASU) No. 2010-02, Consolidation (Topic 810) – “Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification”.  This ASU clarifies that the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance and also clarifies that the decrease in ownership guidance in Subtopic 810-10 does not apply to: (a) sales of in substance real estate; and (b) conveyances of oil and gas mineral rights, even if these transfers involve businesses. The amendments in this ASU also expand the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets.  These changes were adopted by us in the first quarter of our fiscal year 2010 and the adoption of this accounting standard will have an effect on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

Issued

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-22 – Accounting for Various Topics – This ASU amends various SEC paragraphs and covers the issuance of SAB 112 which amends or rescinds portions of certain SAB topics.  The adoption of ASU No. 2010-22 will not have a material impact on our financial statements.

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-21 - Accounting for Technical Amendments to Various SEC Rules and Schedules—This

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted and Recently Issued Accounting Pronouncements  (Continued)

Issued   (Continued)

Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  The adoption of ASU No. 2010-21 will not have a material impact on our financial statements.

In February 2010, the FASB amended its authoritative guidance related to subsequent events to alleviate potential conflicts with current United States Securities Exchange Commission (“SEC”) guidance. Effective immediately, these amendments remove the requirement that an SEC filer disclose the date through which it has evaluated subsequent events. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In January, 2010, the FASB issued ASU 2010-06 which clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair market measurement hierarchy, including the reasons for and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010.  Comparative disclosures are not required in the year of adoption, Such adoption did not have a material impact on our financial position or results of operation.

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

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2.	PROPERTY AND EQUIPMENT

	2010	2009

Furniture and equipment	$9,987,000	$9,589,000
Leasehold improvements	16,753,000	19,131,000
Land and land improvements	7,109,000	5,110,000
Building and improvements	7,169,000	2,397,000
Vehicles	690,000	688,000
	41,708,000	36,915,000
Less accumulated depreciation and amortization	17,713,000	15,675,000
	$23,995,000	$21,240,000

Depreciation and amortization expense for the fiscal years ended October 2, 2010 and October 3, 2009 was approximately $2,241,000 and $2,259,000, respectively.

NOTE 3.	LEASEHOLD INTERESTS

	2010	2009

Leasehold interests, at cost	$2,928,000	$2,929,000
Less accumulated amortization	1,483,000	1,285,000
	$1,445,000	$1,644,000

Future leasehold amortization as of October 2, 2010 is as follows:

2011	$212,000
2012	147,000
2013	127,000
2014	127,000
2015	121,000
Thereafter	711,000
Total	$1,445,000

NOTE 4.	INVESTMENTS IN LIMITED PARTNERSHIPS

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

As of October 2, 2010, limited partnerships owning three (3) restaurants, (Surfside, Florida, Kendall, Florida and West Miami, Florida locations),  have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership.  In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our “Flanigan’s Seafood Bar and Grill” service mark, which use is authorized only while we act as general partner.  This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears.  Although we have no restaurants under development and whether we will have any under development in the future will be dependent, among other things, on market conditions and our ability to raise capital, we anticipate that we will continue to form limited partnerships to raise funds to own and operate restaurants under our service mark “Flanigan’s Seafood Bar and Grill” using the same or substantially similar financial arrangement.

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

Weston, Florida

We are the sole general partner and a 30% limited partner in this limited partnership which has owned and operated a restaurant in Weston, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since January 20, 2003.  35.1% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.  As of the end of our fiscal year 2010, this limited partnership has returned to its investors approximately 73.75% of their initial cash invested.  During our fiscal year 2010, no distribution were made to limited partners as this limited partnership had limited cash flow generated by this restaurant.  This entity is consolidated in the accompanying financial statements.

Stuart, Florida

We are the sole general partner and a 13% limited partner in this limited partnership which has owned and operated a restaurant in a Howard Johnson’s Hotel in Stuart, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since January 11, 2004. 31.0% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.  As of the end of our fiscal year 2010, this limited partnership has returned to its investors approximately 22.5% of their initial cash invested.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4.	INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

Stuart, Florida  (Continued)

During our fiscal years 2010 and 2009, no distributions were made to limited partners as this limited partnership had a net loss of $19,000 and a net gain of $1,000 from the operation of the restaurant during the fiscal years 2010 and 2009, respectively, before depreciation and amortization, and owed the Company $228,000 and $241,000, as of the end of our fiscal years 2010 and 2009, respectively, in advances made to meet operating losses. This entity is consolidated in the accompanying financial statements and therefore the intercompany transactions are eliminated.  As of October 2, 2010 and October 3, 2009, the amounts this limited partnership owes to us have been offset with an allowance for doubtful accounts, in the amount of $228,000 and $241,000, respectively, on our balance sheet and is offset by an eliminating entry in consolidation in accordance with ASC 810 regarding accounting for consolidation.

During the fourth quarter of our fiscal year 2010, this limited partnership entered into a new lease with the lender which acquired ownership of the property through foreclosure.  The term of the lease is three (3) years, retroactive to May 1, 2010, with one (1) three (3) year renewal option and the annual rent is subject to fixed annual increases.  During the fourth quarter of our fiscal year 2010, the lender discontinued its “Howard Johnson’s” franchise, which gives this limited partnership the right to terminate the lease in the event a new franchise with a national hotel chain is not executed within ninety (90) days of the termination of the “Howard Johnson’s” franchise or at anytime thereafter until a new franchise with a national hotel chain is executed.   If this limited partnership were to terminate the lease and was required to vacate the Stuart, Florida premises, it would have a material adverse effect on its operations.  No assurance can be given that the limited partnership would be able to locate a suitable replacement location at reasonable rates and terms, if at all.

Wellington, Florida

We are the sole general partner and a 28% limited partner in this limited partnership which has owned and operated a restaurant in Wellington, Florida under our “Flanigan’s SeafoodBar and Grill” service mark since May 27, 2005.  25.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.  As of the end of our fiscal year 2010, this limited partnership has returned to its investors approximately 47% of their initial cash invested, increased from approximately 42% as of the end of our fiscal year 2009.  This entity is consolidated in the accompanying financial statements.

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

Pinecrest, Florida  (Continued)

interest is owned by persons who are either our officers, directors or their family members.  As of the end of our fiscal year 2010, this limited partnership has returned to its investors approximately 50% of their initial cash invested, increased from approximately 38% as of the end of our fiscal year 2009.  This entity is consolidated in the accompanying financial statements.

Davie, Florida

We are the sole general partner and a 48% limited partner in this limited partnership which has owned and operated a restaurant in Davie, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since July 28, 2008.  9.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.  As of the end of our fiscal year 2010, this limited partnership has returned to its investors approximately 13.5% of their initial cash invested, increased from approximately 7.0% as of the end of our fiscal year 2009.  This entity is consolidated in the accompanying financial statements.

Pembroke Pines, Florida

We are the sole general partner and a 17% limited partner in this limited partnership which has owned and operated a restaurant in Pembroke Pines, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 29, 2007.  17.9% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.  As of the end of our fiscal year 2010, this limited partnership has returned to its investors approximately 18.5% of their initial cash invested, increased from approximately 11.0% as of the end of our fiscal year 2009. This entity is consolidated in the accompanying financial statements.

Fort Laudedale, Florida

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

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 4.	INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

Fort Lauderdale, Florida  (Continued)

The following is a summary of condensed unaudited financial information pertaining to our limited partnership investment in Fort Lauderdale, Florida:

Financial Position:	2010	2009
Current assets	$130,000	$76,000
Non-current assets	446,000	525,000
Current liabilities	120,000	126,000
Non-current liabilities	9,000	28,000

Operating Results:
Revenues	2,347,000	2,300,000
Gross profit	1,558,000	1,509,000
Net income	48,000	1,300

NOTE 5.	LIQUOR LICENSES

Liquor licenses, which are indefinite lived assets, are tested for impairment in September of each of our fiscal years.  The fair value of liquor licenses at October 2, 2010, exceeded the carrying amount; therefore, we recognized no impairment loss.  The fair value of the liquor licenses was evaluated by comparing the carrying value to recent sales for similar liquor licenses in the County issued.  At October 2, 2010 and October 3, 2009, the total carrying amounts of our liquor licenses were $470,000 and $345,000, respectively.  We acquired one (1) liquor license in fiscal year 2010 which required capitalization.

NOTE 6.	INCOME TAXES

The components of our provision for income taxes for our fiscal years 2010 and 2009 are as follows:

	2010	2009
Current:
Federal	$625,000	$331,000
State	183,000	92,000

Deferred:	808,000	423,000
Federal	(29,000)	(167,000)
State	(22,000)	(29,000)
	(51,000)	(196,000)
	$757,000	$227,000

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 6.	INCOME TAXES (Continued)

A reconciliation of income tax computed at the statutory federal rate to income tax expense is as follows:

	2010	2009

Tax provision at the statutory rate of 34%	$828,000	$549,000
State income taxes, net of federal income tax	102,000	58,000
Deferred tax benefit of tip credit generated	(200,000)	(167,000)
Tax effect of consolidation elimination entry	5,000	(81,000)
Deferred tax asset true up	-	(140,000)
Other	22,000	8,000
	$757,000	$227,000

We have deferred tax assets which arise primarily due to depreciation recorded at different rates for tax and book purposes offset by cost basis differences in depreciable assets due to the deferral of the recognition of insurance recoveries on casualty losses for tax purposes, investments in and management fees paid by limited partnerships, accruals for potential uninsured claims, bonuses accrued for book purposes but not paid within two and a half months for tax purposes, the capitalization of certain inventory costs for tax purposes not recognized for financial reporting purposes, the recognition of revenue from gift cards not redeemed within twelve months of issuance, allowances for uncollectable receivables, unfunded limited retirement commitments and tax credit carryforwards generated as a result of the application of alternative minimum taxes.

The components of our deferred tax assets at October 2, 2010 and October 3, 2009 were as follows:

	2010	2009

Current:
Reversal of aged payables	$27,000	$27,000
Capitalized inventory costs	20,000	20,000
Accrued bonuses	165,000	135,000
Accruals for potential uninsured claims	21,000	48,000
Gift cards	33,000	16,000
JV management fees	(12,000)	-
Allowance for account receivable for consolidated affiliate	87,000	92,000
	$341,000	$338,000
Long-Term:
Book/tax differences in property and equipment	$434,000	$406,000
Limited partnership investments	418,000	403,000
Accrued limited retirement	27,000	-
Alternative minimum tax carryforward	-	21,000
	$879,000	$830,000

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7.	DEBT

Long-Term Debt

	2010	2009
Mortgage payable to bank, secured by a first mortgage on real property and improvements, bearing interest at 7.5%; payable in monthly installments of principal and interest of $28,600, maturing in October, 2013.	$3,175,000	$3,273,000

Term loan payable to lender, secured by a blanket lien on all Company assets and a second mortgage on a building, bearing interest at BBA LIBOR +3.25%, (3.51% at October 2, 2010), but fixed at 4.55%, pursuant to a swap agreement, payable in monthly installments of principal and interest of approximately $50,000, fully amortized over 36 months, with the final payment due August, 2013.	1,544,000	-

Mortgage payable to a related third party, secured by first mortgage on a real property and improvements, bearing interest at 10%, amortized over 15 years, payable in monthly installments of principal and interest of approximately $10,800, with a balloon payment of approximately $658,000 due in September, 2018.	1,000,000	-

Mortgage payable to bank, secured by a first mortgage on real property and improvements, bearing interest at BBA LIBOR +2.25%, (2.51% at October 2, 2010), but fixed at 5.11% pursuant to a swap agreement, amortized over 20 years, payable in monthly installments of principal and interest of approximately $4,600, with a balloon payment of approximately $720,000 due in August, 2017.	934,000	-

Mortgage payable to unrelated third party, secured by first mortgage on a real property and improvements, bearing interest at 8½ %, payable in monthly installments of principal and interest of approximately $8,400, maturing in November, 2017.	826,000	-

Mortgage payable, secured by first mortgage on real property and improvements, bearing interest at 10.0%; amortized over 30 years, payable in monthly installments of principal and interest of approximately $4,000, with a balloon payment of approximately $413,000 in May, 2017.	441,000	444,000

Financed insurance premiums, secured by all insurance policies, bearing interest between 4.05% and 5.15%, payable in monthly installments of principal and interest in the aggregate amount of $42,000 through October 31, 2009; $33,000 through October 31, 2010; and $13,000 for November 30, 2010 for general liability insurance. The monthly installments for property insurance remained at $30,000 a month through August 31, 2010.	79,000	445,000

Mortgage payable to bank, secured by first mortgage on real property and improvements, bearing interest at 7.25%; payable in monthly installments of principal and interest of approximately $8,000, maturing in December, 2013. Paid in full on July 26, 2010.	-	936,000

Note payable to finance company, secured by vehicle, bearing interest at 9.25%, payable in monthly installments of principal and interest of approximately $4,500 through maturity in July 2010, at which time the unpaid principal of $45,000 becomes due. Paid in full on July 1 , 2010.	-	80,000

Other	54,000	36,000
	8,053,000	5,214,000
Less current portion	815,000	681,000
	$7,238,000	$4,533,000

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7.	DEBT (Continued) Long Term Debt (continued)
Long-term debt at October 2, 2010 matures as follows:

2011	815,000
2012	763,000
2013	750,000
2014	2,942,000
2015	128,000
Thereafter	2,655,000
$8,053,000

Line of Credit

In July, 2010, we converted the amount outstanding on our line of credit ($1,586,000) to a term loan maturing in July, 2013.  As of October 2, 2010, we no longer have a line of credit.

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

Legal Matters  (Continued)

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

Leases

We lease a substantial portion of the land and buildings used in our operations under leases with initial terms expiring between 2011 and 2049.  Renewal options are available on many of our leases. Most of our leases are fixed rent agreements. For one Company-owned restaurant/package liquor store combination unit, lease rental is subject to sales overrides ranging from 3% to 4% of annual sales in excess of established amounts.  For five limited partnership restaurants, lease rentals are subject to sales overrides ranging from 2% to 5.5% of annual sales in excess of the base rent paid.  We recognize rent expense on a straight line basis over the term of the lease and percentage rent as incurred.

We have a ground lease for an out parcel in Hollywood, Florida where we constructed a 4,120 square foot stand-alone building, one-half (1/2) of which is used by us for the operation of our Company-owned package liquor store and the other one-half (1/2) of which is subleased to an unrelated third party as retail space.  Rent for the retail space commenced January 1, 2005, and we generated approximately $50,000 and $49,000 of revenue from this source during our fiscal years ended October 2, 2010 and October 3, 2009, respectively.  Total future minimum sublease payments under the non-cancelable sublease are $240,000, including Florida sales tax (currently 6%).

Future minimum lease payments, including Florida sales tax (currently 6% to 7%) under our non-cancelable operating leases as of October 2, 2010 are as follows:

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Leases  (Continued)

2011	$2,516,000
2012	2,264,000
2013	2,077,000
2014	1,985,000
2015	1,559,000
Thereafter	4,703,000
Total	$15,104,000

Total rent expense for all of our operating leases was approximately $2,924,000 and $2,725,000 in our fiscal years 2010 and 2009, respectively, and is included in “Occupancy costs” in our accompanying consolidated statements of income.  This total rent expense is comprised of the following:

	2010	2009

Minimum Base Rent	$2,511,000	$2,367,000
Contingent Percentage Rent	413,000	358,000
Total	$2,924,000	$2,725,000

Subsequent to the end of our fiscal year 2010, the limited partnership which owns the restaurant in Surfside, Florida (Store #60), extended its lease for ten years or until December 31, 2021.  The renewal terms are substantially the same as the existing lease, except that the annual rent will be subject to an increase January 1, 2011 and will thereafter be subject to fixed annual increases.

We guarantee various leases for franchisees and stores sold in prior years.  Remaining rental payments required under these leases total approximately $941,000.

We account for such lease guarantees in accordance with FASB ASC Topic 460, “Guarantees”.  Under that standard, we would be required to recognize the fair value of guarantees issued or modified after December 31, 2002, for non-contingent guarantee obligations, and also a liability for contingent guarantee obligations based on the probability that the guaranteed party will not perform under the contractual terms of the guaranty agreement.

We do not believe it is probable that we will be required to perform under the remaining lease guarantees and therefore, no liability has been accrued in our consolidated financial statements.

Purchase Commitments

Effective November 30, 2010, we entered into a purchase agreement with a new rib supplier. The terms of the agreement stipulate that we will purchase approximately $3,100,000 of baby back ribs during the 2011 calendar year at a fixed cost.  We contract for the purchase of baby back ribs on an annual basis to fix the cost and ensure adequate supply for the calendar year.  We anticipate purchasing all of our rib supply from this vendor, but we believe that several other alternative vendors are available, if necessary.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Franchise Program

At October 2, 2010, we were the franchisor of five units under franchise agreements.  At October 3, 2009, we were the franchisor of six units under franchise agreements. On October 18, 2009, we acquired the assets of the franchised restaurant in Boca Raton, Florida.  Of the five franchised stores, four are combination restaurant/package liquor stores and one is a restaurant.  Three franchised stores are owned and operated by related parties. Under the franchise agreements, we provide guidance, advice and management assistance to the franchisees.  In addition and for an additional annual fee of approximately $25,000, we also act as fiscal agent for the franchisees whereby we collect all revenues and pay all expenses and distributions.  We also, from time to time, advance funds on behalf of the franchisees for the cost of renovations.  The resulting amounts receivable from and payable to these franchisees are reflected in the accompanying consolidated balance sheet as either an asset or a liability.  We also agree to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory.  The franchise agreements provide for royalties to us of approximately 3% of gross restaurant sales and 1% of gross package liquor sales.  We are not currently offering or accepting new franchises.

Employment Agreement/Bonuses

As of October 2, 2010 and October 3, 2009, we had no employment agreements.

Our Board of Directors approved an annual performance bonus, with 14% of the corporate pre-tax net income, plus or minus non-recurring items, but before depreciation and amortization in excess of $650,000 paid to the Chief Executive Officer and 6% paid to other members of management.  Bonuses for our fiscal years 2010 and 2009 amounted to approximately $700,000 and $459,000, respectively.

Our Board of Directors also approved an annual performance bonus, with 5% of the pre-tax net income before depreciation and amortization from our restaurants in excess of $1,875,000 and our share of the pre-tax net income before depreciation and amortization from the restaurants owned by the limited partnerships paid to the Chief Operating Officer and 5% paid to the Chief Financial Officer.  Bonuses for our fiscal years 2010 and 2009 amounted to approximately $396,000 and $331,000, respectively.

Our Board of Directors approved an annual performance bonus, with 3% of the pre-tax net income before depreciation and amortization from the package liquor stores paid to the Vice President of Package Operations.  Bonuses for our fiscal years 2010 and 2009 amounted to approximately $38,000 and $24,000, respectively.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Management Agreements

Atlanta, Georgia

We own, but do not operate, an adult entertainment nightclub located in Atlanta, Georgia which operates under the name “Mardi Gras”.  We have a management agreement with an unaffiliated third party to manage the club.  Under our management agreement, the unaffiliated third party management firm is obligated to pay us an annual amount, paid monthly, equal to the greater of $150,000 or ten (10%) percent of gross sales from the club, offset by one-half (1/2) of any rental increases, provided our fees will never be less than $150,000 per year.  For our fiscal years ended October 2, 2010 and October 3, 2009, we generated $165,000 and $170,000 of revenue, respectively, from the operation of the club.

Deerfield Beach, Florida

Since January 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement.  We paid $500,000 in exchange for our rights to manage this restaurant.  The management agreement is being amortized on a straight line basis over the life of the initial term of the agreement, ten (10) years. As of October 2, 2010 and October 3, 2009, the balance of our management agreement of $262,000 and $312,000 was included in other assets in the accompanying consolidated balance sheet. The restaurant is owned by a third party unaffiliated with us.  In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant.  The term of the management agreement, which commenced January 9, 2006, is for ten (10) years, with four (4) five (5) year renewal options in favor of the owner of the restaurant.  For our fiscal years ended October 2, 2010 and October 3, 2009, we generated $263,000 and $185,000 of revenue, respectively, from providing these management services.  As of October 2, 2010, we have generated revenue in the aggregate amount of $866,000 since the effective date of the management agreement on January 9, 2006.

NOTE 9.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

As of October 2, 2010, we have fully adopted FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, for financial assets and liabilities and for non-financial assets and liabilities that are recognized or disclosed at fair value on at least an annual basis.  Topic 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of non-

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 9.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS (Continued)

performance.  Topic 820 establishes a fair market hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Topic 820 establishes three levels of inputs that may be used to measure fair value:

•	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities.

•
Level 2 Inputs  --  Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data.  These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to evaluation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data.

•
Level 3 Inputs  --  One or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment.  Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation.

Interest Rate Swap Agreements

At October 2, 2010, we had two variable rate debt instruments (the Term Loan and the Refinanced Mortgage Loan) outstanding that are impacted by changes in interest rates.  As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with third party financial institutions to effectively convert certain variable rate debt obligations to fixed rates.  We are currently party to the following two (2) interest rate swap agreements:

(i) One (1) interest rate swap agreement entered into in July, 2010 relates to the Term Loan, (the “Term Loan Swap”).  The Term Loan Swap requires us to pay interest for a three (3) year period at a fixed rate of 4.55% on an initial amortizing notional principal amount of $1,586,000, while receiving interest for the same period at the British Bankers Association LIBOR (“LIBOR”), Daily Floating Rate, plus 3.25%, on the same amortizing notional principal amount.  Under this method of accounting, at October 2, 2010, we determined the fair value of the Term Loan Swap based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 9.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS (Continued)

Interest Rate Swap Agreements  (Continued)

third party lender (Level 2 Input).  The fair value of the Term Loan Swap was not significant at year end; and

(ii) The second interest rate swap agreement entered into in July, 2010 relates to the Refinanced Mortgage Loan (the “Mortgage Loan Swap”). The Mortgage Loan Swap requires us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount.  Under this method of accounting, at October 2, 2010, we determined the fair  value of the Mortgage Loan Swap based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender (Level 2 Input).  The fair value of the Mortgage Loan Swap was not significant at year end.

NOTE 10.	COMMON STOCK

Treasury Stock

Purchase of Common Shares

Pursuant to a discretionary plan approved by the Board of Directors, during our fiscal year 2010, we purchased 1,018 shares of our common stock for an aggregate purchase price of $6,000.  Of the shares purchased, we purchased 1,000 shares of our common stock from the Joseph G. Flanigan Charitable Trust for $6,000 and 18 shares of our common stock were purchased on the open market.  During our fiscal year 2009, we purchased 21,400 shares of our common stock for an aggregate purchase price of $87,000.  Of the shares purchased, we purchased 850 shares of our common stock from the Joseph G. Flanigan Charitable Trust for $4,000 and 325 shares of our common  stock from an employee for $2,000 in off market transactions, which reflected an actual per share purchase price which was equal to the average per share market price on the date of purchase.  The balance of our common stock purchased, 20,225 shares, was purchased on the open market for an aggregate purchase price of $81,000.

Sale of Common Shares

During our fiscal years 2010 and 2009, we did not sell any shares of our common stock.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 10.	COMMON STOCK (Continued)

Stock Options

We granted no options during our fiscal years 2010 and 2009.  We have no options outstanding at October 2, 2010.   During fiscal years ended October 2, 2010 and October 3, 2009, NONE and 49,350 options expired unexercised.

NOTE 11	BUSINESS SEGMENTS

We operate principally in two reportable segments –package stores and restaurants.  The operation of package stores consists of retail liquor sales and related items.  Information concerning the revenues and operating income for our fiscal years ended 2010 and 2009, and identifiable assets for the two reportable segments in which we operate, are shown in the following table.  Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment.  In computing operating income, none of the following items have been included:  interest expense, other non-operating income and expense and income taxes.  Identifiable assets by segment are those assets that are used in our operations in each segment.  Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters.  We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Operating Revenues:	2010	2009
Restaurants	$55,717,000	$52,979,000
Package stores	12,898,000	12,632,000
Other revenues	1,378,000	1,449,000
Total operating revenues	$69,993,000	$67,060,000

Operating Income Reconciled to Income before
Income Taxes and Net Income Attributable to
Noncontrolling Interests

Restaurants	$4,620,000	$3,695,000
Package stores	1,068,000	526,000
	5,688,000	4,221,000
Corporate expenses, net of other revenues	(2,073,000)	(1,774,000)
Operating income	3,615,000	2,447,000
Other Income	-	1,000
Net Income Attributable to Noncontrolling
Interests	(799,000)	(627,000)
Interest expense, net of interest income	(380,000)	(205,000)
Income Before Income Taxes	$2,436,000	$1,616,000

Identifiable Assets:
Restaurants	$22,043,000	$19,587,000
Package store	3,678,000	3,396,000
	25,721,000	22,983,000
Corporate	11,593,000	10,496,000
Consolidated Totals	$37,314,000	$33,479,000

Capital Expenditures:
Restaurants	$3,957,000	$1,284,000
Package stores	940,000	305,000
	4,897,000	1,589,000
Corporate	108,000	345,000
Total Capital Expenditures	$5,005,000	$1,934,000

Depreciation and Amortization:
Restaurants	$1,911,000	$1,887,000
Package stores	215,000	250,000
	2,126,000	2,137,000
Corporate	332,000	332,000
Total Depreciation and Amortization	$2,458,000	$2,469,000

NOTE 12.	QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of our unaudited quarterly results of operations for the quarters in our fiscal years 2010 and 2009.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Quarter Ended
	January 2, 2010	April 3, 2010	July 3, 2010	October 2, 2010

Revenues	$17,164,000	$18,938,000	$17,374,000	$16,517,000
Income from operations	591,000	1,515,000	1,034,000	475,000
Net income attributable to	288,000	670,000	426,000	295,000
stockholders
Net income per share –
Basic	0.15	0.36	0.23	0.16
Net income per share –
Diluted	0.15	0.36	0.23	0.16
Weighted average common
stock outstanding – basic	1,862,534	1,861,743	1,861,735	1,861,725
Weighted average common
stock outstanding – diluted	1,862,534	1,861,743	1,861,735	1,861,725

	Quarter Ended
	December 27, 2008	March 28, 2009	June 27, 2009	October 3, 2009

Revenues	$16,253,000	$17,757,000	$16,491,000	$16,559,000
Income from operations	289,000	1,214,000	650,000	294,000
Net income attributable to
stockholders	172,000	684,000	311,000	222,000
Net income per share –
Basic	0.09	0.37	0.17	0.12
Net income per share –
Diluted	0.09	0.37	0.17	0.12
Weighted average common
stock outstanding – basic	1,876,681	1,870,690	1,863,007	1,862,743
Weighted average common
stock outstanding – diluted	1,876,681	1,870,690	1,863,007	1,862,743

Quarterly operating results are not necessarily representative of our operations for a full year for various reasons including the seasonal nature of both the restaurant and package store segments.

NOTE 13.	401(k) PLAN

Effective July 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code.  We are not required to contribute to the plan but may make discretionary profit sharing and matching contributions.  During our fiscal years 2010 and 2009, we made discretionary contributions of $21,000 and $NONE, respectively.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 14.	SUBSEQUENT EVENTS

(a)	Purchase of Real Property, (North Miami, FL.):

During the fourth quarter of our fiscal year 2010 we contracted for the purchase of the real property and building where our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida,(Store #20), operates. Subsequent to the end of our fiscal year 2010, we assigned all of our rights under the contract to a new wholly owned subsidiary, (Flanigan’s Enterprises of N. Miami, Inc., a Florida corporation), and closed on the purchase.  We paid $1,750,000 for this property, $850,000 of which we borrowed from a related third party, pursuant to a first mortgage, which we guaranteed.  The mortgage note bears interest at the rate of ten (10%) percent per annum, is amortized over fifteen (15) years with equal monthly payments of principal and interest, each in the amount of $9,100, with the entire principal balance and all accrued interest due in eight (8) years.

(b)	Extension of Lease for Existing Location, (Surfside, FL.):

Subsequent to the end of our fiscal year 2010, the limited partnership which owns the restaurant located at 9516 Harding Avenue, Surfside, Florida, (Store #60), extended its lease for a period of ten years.  The renewal terms are substantially the same as the existing lease, except that the annual rent will be subject to an increase effective January 1, 2011 and will thereafter be subject to fixed annual increases.

Subsequent events have been evaluated through the date these consolidated financial statements were issued.  No events, other than the events described above, required disclosure.