Form 10-Q
period 2011-01-01
FLANIGANS ENTERPRISES INC
filed 2011-02-15
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2011

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
Yes No ☒

On February 15, 2011, 1,861,115 shares of Common Stock, $0.10 par value per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	---------Thirteen Weeks Ended--------
	January 1, 2011	January 2, 2010

REVENUES:
Restaurant food sales	$10,914	$10,604
Restaurant bar sales	2,846	2,609
Package store sales	3,699	3,593
Franchise related revenues	259	281
Owner’s fee	42	53
Other operating income	28	24
	17,788	17,164

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	4,726	4,524
Package goods	2,436	2,453
Payroll and related costs	5,270	4,919
Occupancy costs	1,031	1,061
Selling, general and administrative expenses	3,657	3,616
	17,120	16,573
Income from Operations	668	591

OTHER INCOME (EXPENSE):
Interest expense	(136)	(105)
Interest and other income	40	17
	(96)	(88)

Income before Provision for Income Taxes	572	503

Provision for Income Taxes	(153)	(111)

Net income before income attributable to noncontrolling interests	419	392

Less: Net income attributable to noncontrolling interests	(69)	(104)

Net income attributable to stockholders	350	288

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

(Continued)

	---------Thirteen Weeks Ended--------
	January 1, 2011	January 2, 2010

Net Income Per Common Share:
Basic and Diluted	$0.19	$0.15

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,861,699	1,862,534

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 1, 2011 (UNAUDITED) AND OCTOBER 2, 2010
(in thousands)

ASSETS

	January 1, 2011	October 2, 2010

CURRENT ASSETS:

Cash and cash equivalents	$5,344	$6,447
Prepaid income taxes	131	--
Due from franchisees	23	2
Other receivables	97	193
Inventories	2,163	1,985
Prepaid expenses	1,464	786
Deferred tax assets	341	341

Total Current Assets	9,563	9,754

Property and Equipment, Net	25,960	23,995

Investment in Limited Partnership	135	140

OTHER ASSETS:

Liquor licenses, net	470	470
Deferred tax assets	879	879
Leasehold interests, net	1,391	1,445
Other	1,377	631

Total Other Assets	4,117	3,425

Total Assets	$39,775	$37,314

.
See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 1, 2011 (UNAUDITED) AND OCTOBER 2, 2010
 (in thousands)

(Continued)

LIABILITIES AND EQUITY

	January 1, 2011	October 2, 2010

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$5,652	$4,607
Income taxes payable	--	269
Due to franchisees	511	649
Current portion of long term debt	1,423	815
Deferred revenues	3	7
Deferred rent	21	26
Dividend payable	188	--

Total Current Liabilities	7,798	6,373

Long Term Debt, Net of Current Maturities	8,362	7,238

Deferred Rent, Net of Current Portion	178	180

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	15,618	15,456
Treasury stock, at cost, 2,336,527 shares at January 1, 2011 and 2,335,727 shares at October 2, 2010	(6,055)	(6,049)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	16,223	16,067
Noncontrolling interest	7,214	7,456
Total equity	23,437	23,523

Total liabilities and equity	$39,775	$37,314

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED JANUARY 1, 2011 AND JANUARY 2, 2010
(in thousands)

	January 1, 2011	January 2, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$419	$392
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	599	557
Amortization of leasehold interests	54	54
Loss on abandonment of property and equipment	10	5
Deferred rent	(7)	(6)
Loss from unconsolidated limited partnership	--	6
Recognition of deferred revenues	(4)	(3)
Changes in operating assets and liabilities: (increase) decrease in
Due from franchisees	(21)	(186)
Other receivables	92	(79)
Prepaid income taxes	(131)	111
Inventories	(178)	(285)
Prepaid expenses	404	9
Other assets	(610)	55
Increase (decrease) in:
Accounts payable and accrued expenses	1,045	1,728
Income taxes payable	(269)	-
Due to franchisees	(138)	33
Net cash and cash equivalents provided by operating activities	1,265	2,391

CASH FLOWS FROM INVESTING ACTIVITIES:

Collection on notes and mortgages receivable	4	5
Purchase of property and equipment	(2,480)	(725)
Deposit on property and equipment	(172)	-
Proceeds from sale of fixed assets	3	-
Distributions from unconsolidated limited partnership	5	3
Purchase of limited partnership interests	-	(10)
Net cash and cash equivalents used in investing activities	(2,640)	(727)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED JANUARY 1, 2011 AND JANUARY 2, 2010
(in thousands)

(Continued)

	January 1, 2011	January 2, 2010

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(261)	(278)
Proceeds from long-term debt	850	-
Purchase of treasury stock	(6)	(6)
Distributions to limited partnerships’ noncontrolling interests	(311)	(287)

Net cash and cash equivalents provided (used) in financing activities	272	(571)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,103)	1,093

Beginning of Period	6,447	4,580

End of Period	$5,344	$5,673

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	136	105
Income taxes	153	--

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,081	$346
Purchase deposits transferred to property and equipment	$16	$6
Purchase of property in exchange for debt	$-	$850
Purchase of assets of franchised restaurant	$-	$262
Purchase of vehicle in exchange for debt	$61	$-
Dividend declared	$188	$-

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 1, 2011

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the periods ended January 1, 2011 and January 2, 2010 are unaudited.  Financial information as of October 2, 2010 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included.  For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 2, 2010.  Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

The Condensed Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries and the accounts of the nine limited partnerships in which we act as general partner and have controlling interests.  Flanigan’s Enterprises of N. Miami, Inc., a wholly owned subsidiary, was formed in the first quarter of our fiscal year 2011 for the purpose of investing in the real property and building where our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida,(Store #20), operates.  All intercompany balances and transactions have been eliminated. Non-controlling interest represents the limited partners’ proportionate share of the net assets and results of operations of the nine limited partnerships.

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

(2)  EARNINGS PER SHARE:

We follow Financial Accounting Standards Board Accounting Standards Codification Section 260 - “Earnings per Share” (FASB ASC Topic 260).  This section provides for the calculation of basic and diluted earnings per share..  The data on Page 3 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potentially dilutive common stock equivalents.  As of January 1, 2011, no stock options were outstanding.

(3)  RECLASSIFICATION:

Certain amounts in the fiscal year 2010 financial statements have been reclassified to conform to the fiscal year 2011 presentation.   The reclassifications had no effect on consolidated net income.

(4)  RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Adopted

In June 2009, the FASB issued changes to the accounting for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity.  In addition, these changes require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity.  These changes became effective for annual periods beginning after November 15, 2009, were adopted by us in the first quarter of our fiscal year 2011 and did not have a material impact on our consolidated financial statements.

Index

Issued

There were no recently issued accounting pronouncements during the first quarter of our fiscal year 2011 that we believe will have a material impact on our consolidated financial statements.

(5)   EXTENSION OF LEASE FOR REAL PROPERTY:

Surfside, Florida

During the first quarter of our fiscal year 2011, the limited partnership which owns the restaurant located at 9516 Harding Avenue, Surfside, Florida, (Store #60), extended its lease for a period of ten years.  The renewal terms are substantially the same as the existing lease, except that the annual rent will be subject to an increase effective January 1, 2011 and will thereafter be subject to fixed annual increases.

(6)   INVESTMENT IN REAL PROPERTY:

North Miami, Florida

During the first quarter of our fiscal year 2011, our wholly owned subsidiary, (Flanigan’s Enterprises of N. Miami, Inc., a Florida corporation), closed on the purchase of the real property and building where our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida,(Store #20), operates. We paid $1,750,000 for this property and subsequently borrowed $850,000 from a related third party, pursuant to a first mortgage, which we guaranteed.  The mortgage note bears interest at the rate of ten (10%) percent per annum, is amortized over fifteen (15) years with equal monthly payments of principal and interest, each in the amount of $9,100, with a balloon payment of approximately $555,000 during January, 2019.

(7)  DEBT

Financed Insurance Premiums

(i) For the policy year beginning December 30, 2010, our property insurance is a three (3) year policy with our insurance carrier.  The three (3) year property insurance premium is in the amount of $894,000, of which $727,000 is financed through an unaffiliated third party lender.  The finance agreement provides that we are obligated to repay the amounts financed, together with interest at the rate of 4.89% per annum, over 30 months, with monthly payments of principal and interest, each in the amount of approximately $25,000.  The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(ii)  For the policy year beginning December 30, 2010, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers, including automobile and excess liability coverage.  The one (1) year general liability insurance premiums, including automobile and excess liability coverage, total in the aggregate $244,000, of which $195,000 is financed through the same unaffiliated third party lender.  The finance agreement provides that we are obligated to repay the amounts financed, together with interest at the rate of 2.99% per annum, over 9 months, with monthly payments of principal and interest, each in the amount of $22,000.  The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

Index

(iii)  For the policy year beginning December 30, 2010, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers, including excess liability coverage.  The one (1) year general liability insurance premiums, including excess liability coverage, total, in the aggregate $198,000, of which $159,000 is financed through the same unaffiliated third party lender.  The finance agreement provides that we are obligated to repay the amounts financed, together with interest at the rate of 2.99% per annum, over 9 months, with monthly payments of principal and interest, each in the amount of approximately $18,000.  The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(8)  INCOME TAXES:

We account for our income taxes using FASB ASC Topic 740, “Income Taxes”, which requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards and tax credits to the extent that realization of said tax benefits is more likely than not.

(9)  STOCK OPTION PLAN:

We have one stock option plan under which qualified stock options may be granted to our officers and other employees.  Under this plan, the exercise price for the qualified stock options must be no less than 100% of the fair market value of the Company’s Common Stock on the date the options are granted.  In general, options granted under our stock option plan expire after a five (5) year period and generally vest no later than one (1) year from the date of grant.  As of January 1, 2011, no options to acquire shares were outstanding.  Under this plan, options to acquire an aggregate of 45,000 shares are available for grant.

No stock options were granted during the thirteen weeks ended January 1, 2011, nor were stock options granted during the thirteen weeks ended January 2, 2010.

No stock options were exercised during the thirteen weeks ended January 1, 2011, nor were stock options exercised during the thirteen weeks ended January 2, 2010.

There was no stock option activity during the thirteen weeks ended January 1, 2011, nor was there stock option activity during the thirteen weeks ended January 2, 2010.

(10)   ACQUISITIONS:

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, during the thirteen weeks ended January 1, 2011, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $6,400.  During the thirteen weeks ended January 2, 2010, we purchased 1,000 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $6,000.

Index

(11)  COMMITMENTS AND CONTINGENCIES:

Guarantees

We guarantee various leases for franchisees and locations sold in prior years.  Remaining rental commitments required under these leases are approximately $814,000.  In the event of a default under any of these agreements, we will have the right to repossess the premises and operate the business to recover amounts paid under the guarantee either by liquidating assets or operating the business.

We account for such lease guarantees in accordance with ASC Topic 460, “Guarantees”.  Under ASC Topic 460, we would be required to recognize the fair value of guarantees issued or modified after December 31, 2002, for non-contingent guarantee obligations, and also a liability for contingent guarantee obligations based on the probability that the guaranteed party will not perform under the contractual terms of the guaranty agreement.

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

(13)  BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants.  The operation of package stores consists of retail liquor sales and related items.  Information concerning the revenues and operating income for the thirteen weeks ended January 1, 2011 and January 2, 2010, and identifiable assets for the two reportable segments in which we operate, are shown in the following table.  Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment.  In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes.  Identifiable assets by segment are those assets that are used in our operations in each segment.  Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters.  We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

Index

	(in thousands)
	Thirteen Weeks Ending January 1, 2011	Thirteen Weeks Ending January 2, 2010
Operating Revenues:
Restaurants	$13,760	$13,213
Package stores	3,699	3,593
Other revenues	329	358
Total operating revenues	$17,788	$17,164

Operating Income Reconciled to Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$741	$764
Package stores	383	257
	1,124	1,021
Corporate expenses, net of other revenues	(456)	(430)
Operating income	668	591
Other income (expense)	(96)	(88)
Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests	$572	$503

Depreciation and Amortization:
Restaurants	$509	$477
Package stores	57	52
	566	529
Corporate	87	82
Total Depreciation and Amortization	$653	$611

Capital Expenditures:
Restaurants	$2,026	$1,384
Package stores	386	285
	2,412	1,669
Corporate	145	6
Total Capital Expenditures	$2,557	$1,675

	January 1,	October 2,
	2011	2010
Identifiable Assets:
Restaurants	$22,880	$22,043
Package store	4,087	3,678
	26,967	25,721
Corporate	12,808	11,593
Consolidated Totals	$39,775	$37,314

Index

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reported financial results may not be indicative of the financial results of future periods.  All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Words such as “anticipates, appears, expects, trends, intends, hopes, plans, believes, seeks, estimates, may, will,” and variations of these words or similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to customer demand and competitive conditions.  Factors that could cause actual results to differ materially are included in, but not limited to, those identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Annual Report on Form 10-K for the Company’s fiscal year ended October 2, 2010 and in this Quarterly Report on Form 10-Q.  The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

OVERVIEW

At January 1, 2011, we (i) operated 24 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of one restaurant and four combination restaurants/package stores, (one restaurant of which we operate).  The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of January 1, 2011 and as compared to January 2, 2010 and October 2, 2010.  With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

Types of Units	January 1, 2011	October 2, 2010	January 2, 2010
Company Owned: Combination package and restaurant	4	4	4
Restaurant only	4	4	4
Package store only	5	5	5

Company Operated Restaurants Only:
Limited Partnerships	9	9	9
Franchise	1	1	1
Unrelated Third Party	1	1	1

Company Owned Club:	1	1	1

Total Company Owned/Operated Units	25	25	25
Franchised Units	5	5	5	(1)

Index

Notes:
(1) We operate a restaurant for one (1) franchisee.  This unit is included in the table both as a franchised restaurant, as well as a restaurant operated by us.

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

Limited Partnership Financial Arrangement:  We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee.  Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes.  The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method.  In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us.  Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors.  Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates).  As of January 1, 2011, limited partnerships owning three (3) restaurants, (Surfside, Florida, Kendall, Florida and West Miami, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership.  In addition to its receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	January 1, 2011		January 2, 2010
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$10,914	62.51	$10,604	63.10
Restaurant bar sales	2,846	16.30	2,609	15.52
Package store sales	3,699	21.19	3,593	21.38

Total Sales	$17,459	100.00	$16,806	100.00

Franchise related revenues	259		281
Owner’s fee	42		53
Other operating income	28		24

Total Revenue	$17,788		$17,164

Index

Comparison of Thirteen Weeks Ended January 1, 2011 and January 2, 2010.

Revenues.  Total revenue for the thirteen weeks ended January 1, 2011 increased $624,000 or 3.64% to $17,788,000 from $17,164,000 for the thirteen weeks ended January 2, 2010.

Restaurant Food Sales.  Restaurant revenue generated from the sale of food at restaurants totaled $10,914,000 for the thirteen weeks ended January 1, 2011 as compared to $10,604,000 for the thirteen weeks ended January 2, 2010.  Comparable weekly restaurant food sales (for restaurants open for all of the first quarter of our fiscal year 2011 and the first quarter of our fiscal year 2010, which consists of seven restaurants owned by us and nine restaurants owned by affiliated limited partnerships) was $803,000 and $779,000 for the thirteen weeks ended January 1, 2011 and January 2, 2010, respectively, an increase of 3.08%.  Comparable weekly restaurant food sales for Company owned restaurants only was $307,000 and $295,000 for the first quarter of our fiscal year 2011 and the first quarter of our fiscal year 2010, respectively, an increase of 4.07%.  Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $496,000 and $483,000 for the first quarter of our fiscal year 2011 and the first quarter of our fiscal year 2010, respectively, an increase of 2.69%.

Restaurant Bar Sales.  Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $2,846,000 for the thirteen weeks ended January 1, 2011 as compared to $2,609,000 for the thirteen weeks ended January 2, 2010.  Comparable weekly restaurant bar sales (for restaurants open for all of the first quarter of our fiscal year 2011 and the first quarter of our fiscal year 2010, which consists of seven restaurants owned by us and nine restaurants owned by affiliated limited partnerships) was $206,000 for the thirteen weeks ended January 1, 2011 and $189,000 for the thirteen weeks ended January 2, 2010, an increase of 8.99%.  Comparable weekly restaurant bar sales for Company owned restaurants only was $76,000 and $73,000 for the first quarter of our fiscal year 2011 and the first quarter of our fiscal year 2010, respectively, an increase of 4.11%.  Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $129,000 and $117,000 for the first quarter of our fiscal year 2011 and the first quarter of our fiscal year 2010, respectively, an increase of 10.26%.   Restaurant bar sales increased during the first quarter of our fiscal year 2011 primarily due to an increase in same store restaurant bar sales resulting from our half price drink promotion from 9:00 p.m. to closing, which promotion was in effect during the entire first quarter of our fiscal year 2011, but only instituted for part of the first quarter of our fiscal year 2010.

Package Store Sales.  Revenue generated from sales of liquor and related items at package liquor stores totaled $3,699,000 for the thirteen weeks ended January 1, 2011 as compared to $3,593,000 for the thirteen weeks ended January 2, 2010, an increase of $106,000.  The weekly average of same store package liquor store sales, which includes all nine (9) Company owned package liquor stores, was $285,000 for the thirteen weeks ended January 1, 2011 as compared to $276,000 for the thirteen weeks ended January 2, 2010, an increase of 3.26%.  Package liquor store sales are expected to remain stable throughout the balance of our fiscal year 2011.

Operating Costs and Expenses.  Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended January 1, 2011 increased $547,000 or 3.30% to $17,120,000 from $16,573,000 for the thirteen weeks ended January 2, 2010.  The increase was primarily due to a general increase in food costs, offset by a decrease in repairs and maintenance to our units and actions taken by management to reduce and/or control costs and expenses.  We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2011 due primarily to an expected general increase in food costs, including an increase in the cost of ribs.  Operating costs and expenses decreased as a percentage of total sales to approximately 96.24% in the first quarter of our fiscal year 2011 from 96.56% in the first quarter of our fiscal year 2010.

Index

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended January 1, 2011 increased to $9,034,000 from $8,689,000 for the thirteen weeks ended January 2, 2010.  Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 65.65% for the thirteen weeks ended January 1, 2011 and 65.76% for the thirteen weeks ended January 2, 2010.  We anticipate that our gross profit for restaurant food and bar sales will decrease during the balance of our fiscal year 2011 due to higher food costs, including our cost of ribs.

Package Store Sales.  Gross profit for package store sales for the thirteen weeks ended January 1, 2011 increased to $1,263,000 from $1,140,000 for the thirteen weeks ended January 2, 2010.  Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package liquor store sales was 34.14% for the thirteen weeks ended January 1, 2011 and 31.73% for the thirteen weeks ended January 2, 2010.  The increase in our gross profit margin, (2.41%), was primarily due to the purchase of "close out" and inventory reduction merchandise from wholesalers. We anticipate the gross profit margin for package store sales to remain constant throughout the balance of our fiscal year 2011 as we expect to continue purchasing “close out” and inventory reduction merchandise from wholesalers.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended January 1, 2011 increased $351,000 or 7.14% to $5,270,000 from $4,919,000 for the thirteen weeks ended January 2, 2010.  We anticipate that our payroll and related costs will remain constant throughout the balance of our fiscal year 2011. Payroll and related costs as a percentage of total sales was 29.63% in the first quarter of our fiscal year 2011 and 28.66% of total sales in the first quarter of our fiscal year 2010.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended January 1, 2011 decreased $30,000 or 2.83% to $1,031,000 from $1,061,000 for the thirteen weeks ended January 2, 2010.  Our occupancy costs decreased primarily due to the elimination of rent paid for our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida (Store #22), the real property and building of which we purchased during the fourth quarter of our fiscal year 2010, and our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20), the real property and building of which we purchased during the first quarter of our fiscal year 2011.  We anticipate that our occupancy costs will decrease throughout the balance of our fiscal year 2011, primarily due to the elimination of rent paid for our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida (Store #22) and our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20).

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended January 1, 2011 increased $41,000 or 1.13% to $3,657,000 from $3,616,000 for the thirteen weeks ended January 2, 2010.  Selling, general and administrative expenses decreased as a percentage of total sales in the first quarter of our fiscal year 2011 to approximately 20.56% as compared to 21.07% in the first quarter of our fiscal year 2010.  We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2011 across all categories.

Depreciation.  Depreciation for the thirteen weeks ended January 1, 2011 increased $42,000 or 7.54% to $599,000 from $557,000 for the thirteen weeks ended January 2, 2010.  As a percentage of total revenue, depreciation expense was 3.37% of revenue for the thirteen weeks ended January 1, 2011 and 3.25% of revenue in the thirteen weeks ended January 2, 2010.

Index

Interest Expense, Net.  Interest expense, net, for the thirteen weeks ended January 1, 2011 increased $31,000 to $136,000 from $105,000 for the thirteen weeks ended January 2, 2010.  Interest expense increased during the thirteen weeks ended January 1, 2011 primarily due to the interest paid on the mortgages associated with the purchase of our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida (Store #22), and our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20), which mortgages did not exist during the thirteen weeks ended January 2, 2010.

Net Income. Net income for the thirteen weeks ended January 1, 2011 increased $62,000 or 21.53% to $350,000 from $288,000 for the thirteen weeks ended January 2, 2010.  As a percentage of sales, net income for the first quarter of our fiscal year 2011 is 1.97%, as compared to 1.68% in the first quarter of our fiscal year 2010.

New Limited Partnership Restaurants

During the first quarter of our fiscal years 2011 and 2010, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

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

Trends

During the next twelve months, we expect same store food sales to decline due primarily to increased competition.  We expect package store sales to remain stable.  We expect higher food costs and higher overall expenses, which will adversely affect our net income.  In December, 2007, we raised menu prices to offset the higher food costs and overall expenses.  During the first and fourth quarters of our fiscal year 2010, we raised certain of our alcoholic drink prices.  We plan to limit menu price increases as long as possible while maintaining our high quality of food and service and without reducing our food portions.  We have limited our advertising, but plan to attract and retain our customers by offering discount coupons and promotional gift cards, but are monitoring the impact of such discounts on our gross profit.  We may be required to raise menu prices wherever competitively possible.

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

Liquidity and Capital Resources

We fund our operations through cash from operations.  As of January 1, 2011, we had cash of approximately $5,344,000, a decrease of $1,103,000 from our cash balance of $6,447,000 as of October 2, 2010.  The decrease in cash as of January 1, 2011 was primarily due to our expending approximately $1,750,000 as the cash required to close on the purchase of the real property and building where our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates, offset by $850,000 we borrowed from a related third party at the end of the first quarter, which loan is secured by a mortgage on the real property and building.  Management believes that the Company’s current cash availability from its cash on hand and the expected cash from operations will be sufficient to fund operations and capital expenditures for at least the next twelve months.

Index

Cash Flows

The following table is a summary of our cash flows for the thirteen weeks of fiscal years 2011 and 2010.

	---------Thirteen Weeks Ended--------
	January 1, 2011	January 2, 2010
	(in Thousands)

Net cash provided by operating activities	$1,265	$2,391
Net cash used in investing activities	(2,640)	(727)
Net cash provided (used) in financing activities	272	(571)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,103)	1,093

Cash and Cash Equivalents, Beginning	6,447	4,580

Cash and Cash Equivalents, Ending	$5,344	$5,673

We did not declare or pay a cash dividend on our capital stock in our fiscal year 2010.  On December 22, 2010, our Board declared a cash dividend of 10 cents per share payable on January 18, 2011 to shareholders of record on January 7, 2011. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and secondarily to fund capitalized property improvements for our existing restaurants.  We acquired property and equipment of $2,557,000, (including $61,000 of which was financed and $16,000 of deposits recorded in other assets as of October 2, 2010), during the thirteen weeks ended January 1, 2011, including $402,000 for renovations to one (1) existing Company owned restaurant.  During the thirteen weeks ended January 2, 2010, we acquired property and equipment of $1,675,000, (including $850,000 of which was financed, $99,000 of which was the non-cash purchase of the assets of the franchised restaurant and $6,000 of deposits recorded in other assets as of October 3, 2009), including $241,000 to complete the renovations to two (2) existing Company owned restaurants.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2011 to be approximately $1,300,000, of which $402,000 has been spent through January 1, 2011.

Long Term Debt

As of January 1, 2011, we had long term debt of $9,785,000, as compared to $7,718,000, (including our line of credit), as of January 2, 2010, and $8,053,000 as of October 2, 2010.

Index

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended January 1, 2011, January 2, 2010 and our fiscal year ended October 2, 2010.

Item	Jan. 1, 2011	Jan. 2, 2010	Oct. 2, 2010
	(in Thousands)

Current Assets	$9,563	$10,153	$9,754
Current Liabilities	7,798	8,337	6,373
Working Capital	$1,765	$1,816	$3,381

Our working capital as of January 1, 2011 decreased by 2.81% from the working capital for the fiscal quarter ending January 2, 2010 and decreased by 47.80% from the working capital for the fiscal year ending October 2, 2010.  During the first quarter of our fiscal year 2011, we closed on the purchase of the real property and building where our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates, expending approximately $1,750,000 as the cash required to close.  At the end of the first quarter, we borrowed $850,000 from a related party, which loan is secured by a mortgage on the real property and building. During the first quarter of our fiscal year 2010, we closed on the purchase of the real property and building where our combination restaurant and package store located at 2505 N. University Drive, Hollywood, Florida (Store #19) operates, expending approximately $525,000 as the cash required to close.

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures throughout the balance of our fiscal year 2011.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of January 1, 2011 held no equity securities.

Index

Interest Rate Risk

As part of our ongoing operations, we are exposed to interest rate fluctuations on our borrowings. As more fully described in Note 9 “Fair Value Measurements of Financial Instruments” to the Consolidated Financial Statements included in “Item 8.  Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for our fiscal year ended October 2, 2010, we use interest rate swap agreements to manage these risks.  These instruments are not used for speculative purposes but are used to modify variable rate obligations into fixed rate obligations.

At January 1, 2011, we had two variable rate debt instruments, (the Term Loan and the Refinanced Mortgage Loan), outstanding that are impacted by changes in interest rates.  As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with third party financial institutions to convert certain variable rate debt obligations to fixed rates. We are currently party to the following two (2) interest rate swap agreements:

(i) One (1) interest rate swap agreement entered into in July, 2010 relates to a secured term loan in the original principal amount of $1,586,000, (the “Term Loan Swap”), which converts the LIBOR based variable rate interest to a fixed rate.  The Term Loan Swap requires us to pay interest for a three (3) year period at a fixed rate of 4.55% on an initial amortizing notional principal amount of $1,586,000, while receiving interest for the same period at the British Bankers Association LIBOR (“LIBOR”), Daily Floating Rate, plus 3.25%, on the same amortizing notional principal amount. Under this method of accounting, at January 1, 2011, we determined the fair value of the Term Loan Swap to be a liability of approximately ($13,000) based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender.  The fair value of the Term Loan Swap at January 1, 2011 was not significant; and

(ii) The second interest rate swap agreement entered into in July, 2010 relates to a first mortgage loan encumbering our corporate offices, (the “Mortgage Loan Swap”). We account for the Mortgage Loan Swap using hedge accounting treatment because the derivative has been determined to be effective in achieving offsetting changes in fair value of the hedged item.  The Mortgage Loan Swap requires us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount.  Under this method of accounting, at January 1, 2011, we determined the fair value of the Mortgage Loan Swap to be a liability of approximately ($20,000) based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender.  The fair value of the Mortgage Loan Swap, at January 1, 2011 was not significant.

At January 1, 2011, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

There is no assurance that interest rates will increase or decrease over our next fiscal year or that an increase will not have a material adverse effect on our operations.

ITEM 4.  CONTROLS AND PROCEDURES

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

Index

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See “Litigation” on page 12 of this Report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended October 2, 2010 for a discussion of other legal proceedings resolved in prior years.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, during the thirteen weeks ended January 1, 2011, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $6,400.  During the thirteen weeks ended January 2, 2010, we purchased 1,000 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $6,000.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 3, 2010 – October 31, 2010	none			68,682
November 1, 2010 – November 29, 2010	none			68,682
November 30, 2010 –January 1, 2011	800	$8.00	800	67,882
Total as of January 1, 2011	800		800	67,882

Index

ITEM 6. EXHIBITS

The following exhibits are filed with this Report:

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLANIGAN'S ENTERPRISES, INC.

Date: February 15, 2011	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)