Form 10-Q
period 2011-04-02
FLANIGANS ENTERPRISES INC
filed 2011-05-17
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

On May 17, 2011, 1,861,097 shares of Common Stock, $0.10 par value per share, were outstanding.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

Index

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010

REVENUES:
Restaurant food sales	$12,169	$11,950	$23,083	$22,554
Restaurant bar sales	3,133	3,061	5,979	5,670
Package store sales	3,505	3,595	7,204	7,188
Franchise related revenues	244	255	503	536
Owner’s fee	42	30	84	83
Other operating income	71	47	99	71
	19,164	18,938	36,952	36,102

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	5,167	5,034	9,893	9,558
Package goods	2,292	2,392	4,728	4,845
Payroll and related costs	5,731	5,553	11,001	10,472
Occupancy costs	1,080	1,021	2,111	2,082
Selling, general and administrative expenses	3,687	3,423	7,344	7,039
	17,957	17,423	35,077	33,996
Income from Operations	1,207	1,515	1,875	2,106

OTHER INCOME (EXPENSE):
Interest expense	(161)	(130)	(297)	(235)
Interest and other income	264	30	304	47
	103	(100)	7	(188)

Income before Provision for Income Taxes	1,310	1,415	1,882	1,918

Provision for Income Taxes	(307)	(285)	(460)	(396)

Net Income before income attributable to noncontrolling interests	1,003	1,130	1,422	1,522

Less: Net income attributable to noncontrolling interests	(268)	(460)	(337)	(564)

Net Income attributable to stockholders	$735	$670	$1,085	$958

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

(Continued)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Net Income Per Common Share:
Basic and Diluted	$0.39	$0.36	$0.58	$0.51

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,860,912	1,861,743	1,861,305	1,862,139

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 2, 2011 (UNAUDITED) AND OCTOBER 2, 2010
(in thousands)

ASSETS

	April 2, 2011	October 2, 2010

CURRENT ASSETS:

Cash and cash equivalents	$5,980	$6,447
Due from franchisees	--	2
Other receivables	303	193
Inventories	2,237	1,985
Prepaid expenses	1,272	786
Deferred tax asset	297	341

Total Current Assets	10,089	9,754

Property and Equipment, Net	26,111	23,995

Investment in Limited Partnership	143	140

OTHER ASSETS:

Liquor licenses, net	470	470
Deferred tax asset	828	879
Leasehold purchases, net	1,337	1,445
Other	1,136	631

Total Other Assets	3,771	3,425

Total Assets	$40,114	$37,314

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 2, 2011 (UNAUDITED) AND OCTOBER 2, 2010
 (in thousands)

(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	April 2, 2011	October 2, 2010

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$5,101	$4,607
Income taxes payable	82	269
Due to franchisees	1,233	649
Current portion of long term debt	1,350	815
Deferred revenues	--	7
Deferred rent	22	26

Total Current Liabilities	7,788	6,373

Long Term Debt, Net of Current Maturities	8,116	7,238

Deferred Rent, Net of Current Portion	171	180

Commitments and Contingencies

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	16,353	15,456
Treasury stock, at cost, 2,336,545 shares at April 2, 2011 and 2,335,727 shares at October 2, 2010	(6,055)	(6,049)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	16,958	16,067
Noncontrolling interest	7,081	7,456
Total equity	24,039	23,523

Total liabilities and equity	$40,114	$37,314

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY SIX WEEKS ENDED APRIL 2, 2011 AND APRIL 3, 2010
(in thousands)

	April 2, 2011	April 3, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,422	$1,522
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,203	1,117
Amortization of leasehold interests	108	108
Loss on abandonment of property and equipment	17	8
Gain on sale of guaranteed leasehold interest	(231)	--
Deferred income tax	95	(3)
Deferred rent	(13)	(12)
Income from unconsolidated limited Partnership	(9)	(10)
Recognition of deferred revenues	(7)	(7)
Changes in operating assets and liabilities: (increase) decrease in
Due from franchisees	2	3
Other receivables	113	(41)
Prepaid income taxes	--	332
Inventories	(252)	(276)
Prepaid expenses	596	250
Other assets	(527)	58
Increase (decrease) in:
Accounts payable and accrued expenses	494	893
Income taxes payable	(187)	65
Due to franchisees	584	570
Net cash and cash equivalents provided by operating activities	3,408	4,577

CASH FLOWS FROM INVESTING ACTIVITIES:

Collection on notes and mortgages receivable	8	9
Purchase of property and equipment	(3,209)	(1,089)
Deposit on property and equipment	(50)	--
Proceeds from sale of fixed assets	6	8
Distributions from unconsolidated limited Partnership	6	6
Purchase of limited partnership interests	--	(10)
Net cash and cash equivalents used in investing activities	(3,239)	(1,076)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY SIX WEEKS ENDED APRIL 2, 2011 AND APRIL 3, 2010
(in thousands)

(Continued)

	April 2, 2011	April 3, 2010

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(580)	(497)
Proceeds from debt	850	--
Dividends paid	(188)	--
Purchase of treasury stock	(6)	(6)
Distributions to limited partnership’s noncontrolling interests	(712)	(581)

Net cash and cash equivalents used in financing activities	(636)	(1,084)

Net Increase (Decrease) in Cash and Cash Equivalents	(467)	2,417

Beginning of Period	6,447	4,580

End of Period	$5,980	$6,997

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$275	$235
Income taxes	$553	$--

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,080	$409
Purchase deposits transferred to property and equipment	$27	$20
Purchase of property in exchange for debt	$61	$850
Purchase of assets of franchised restaurant	$--	$262

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 2, 2011

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the periods ended April 2, 2011 and April 3, 2010 are unaudited.  Financial information as of October 2, 2010 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included.  For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 2, 2010.  Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2)  EARNINGS PER SHARE:

We follow Financial Accounting Standards Board Accounting Standards Codification Section 260 - “Earnings per Share” (FASB ASC Topic 260).  This section provides for the calculation of basic and diluted earnings per share.  The data on Page 3 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potentially dilutive common stock equivalents.  As of April 2, 2011 and April 3, 2010, no stock options were outstanding.

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

Index

Issued

There were no recently issued accounting pronouncements during the second quarter of our fiscal year 2011 that we believe will have a material impact on our consolidated financial statements.

(5)   INCOME TAXES:

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

(6)   SALE OF GUARANTEED LEASEHOLD INTEREST:

During the second quarter of our fiscal year 2011, we sold our interest, as guarantor, of a nine (9) year leasehold interest in premises we do not currently use in our operations to an unrelated third party for $231,250.  Prior to the sale we received annual net income of approximately $45,000 from an unrelated sublessee.  The lease for the location was terminated, thereby also terminating our guaranty of the same.  The proceeds from this transaction are recognized as other income in the accompanying Condensed Consolidated Statements of Income.

(7)  STOCK OPTION PLANS:

We have one stock option plan under which qualified stock options may be granted to our officers and other employees.  Under this plan, the exercise price for the qualified stock options must be no less than 100% of the fair market value of the Company’s Common Stock on the date the options are granted.  In general, options granted under our stock option plan expire after a five (5) year period and generally vest no later than one (1) year from the date of grant.  As of April 2, 2011, no options to acquire shares were outstanding.  Under this plan, options to acquire an aggregate of 45,000 shares are available for grant.

There was no stock option activity during the twenty six weeks ended April 2, 2011, nor was there stock option activity during the twenty six weeks ended April 3, 2010.

(8)  ACQUISITIONS:

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, during the thirteen weeks ended April 2, 2011, we purchased 18 shares of our common stock in an off the market private transaction for an aggregate purchase price of $152.  During the twenty six weeks ended April 2, 2011, we purchased 818 shares of our common stock for an aggregate purchase price of $6,500.  Of the stock purchased, we purchased 18 shares from an unrelated shareholder in an off the market  private transaction for an aggregate purchase price of $152 and 800 shares from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $6,400 in an off the market private transaction.  During the twenty six weeks ended April 3, 2010, we purchased 1,000 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $6,000 in an off the market private transaction.

Index

(9)  COMMITMENTS AND CONTINGENCIES:

Guarantees

We guarantee various leases for franchisees and locations sold in prior years.  Remaining rental commitments required under these leases are approximately $556,000.  In the event of a default under any of these agreements, we will have the right to repossess the premises and operate the business to recover amounts paid under the guarantee either by liquidating assets or operating the business.

We account for such lease guarantees in accordance with ASC Topic 460.  Under ASC Topic 460, we would be required to recognize the fair value of guarantees issued or modified after December 31, 2002, for non-contingent guarantee obligations, and also a liability for contingent guarantee obligations based on the probability that the guaranteed party will not perform under the contractual terms of the guaranty agreement.

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

(10)  SUBSEQUENT EVENTS:

Subsequent to the end of the second quarter of our fiscal year 2011, the term of our management agreement for “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, was extended through January 9, 2036.  As a part of the consideration for the extension of the management agreement, we agreed to eliminate our right to terminate the management agreement upon thirty (30) days written notice, with or without cause, but retained the right to terminate in the event our outstanding funded operating losses exceeded $100,000 at any time during the term of the management agreement.

Subsequent events have been evaluated through the date these condensed consolidated financial statements were issued.  No events, other than the event disclosed above, required disclosure.

Index

(11)  BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants.  The operation of package stores consists of retail liquor sales and related items.  Information concerning the revenues and operating income for the thirteen weeks and twenty six weeks ended April 2, 2011 and April 3, 2010, and identifiable assets for the two reportable segments in which we operate, are shown in the following table.  Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment.  In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes.  Identifiable assets by segment are those assets that are used in our operations in each segment.  Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters.  We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

	(in thousands)
	Thirteen Weeks Ending April 2, 2011	Thirteen Weeks Ending April 3,2010
Operating Revenues:
Restaurants	$15,302	$15,011
Package stores	3,505	3,595
Other revenues	357	332
Total operating revenues	$19,164	$18,938

Operating Income Reconciled to Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$1,624	$1,914
Package stores	369	399
	1,993	2,313
Corporate expenses, net of other Revenues	(786)	(798)
Operating income	1,207	1,515
Other income (expense)	103	(100)
Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests	$1,310	$1,415

Depreciation and Amortization:
Restaurants	$504	$476
Package stores	58	55
	562	531
Corporate	96	84
Total Depreciation and Amortization	$658	$615

Capital Expenditures:
Restaurants	$603	$233
Package stores	69	125
	672	358
Corporate	68	25
Total Capital Expenditures	$740	$383

Index

	Twenty Six Weeks Ending April 2, 2011	Twenty Six Weeks Ending April 3, 2010
Operating Revenues:
Restaurants	$29,062	$28,224
Package stores	7,204	7,188
Other revenues	686	690
Total operating revenues	$36,952	$36,102

Operating Income Reconciled to Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$2,365	$2,678
Package stores	752	656
	3,117	3,334
Corporate expenses, net of other Revenues	(1,242)	(1,228)
Operating income	1,875	2,106
Other income (expense)	7	(188)
Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests	$1,882	$1,918

Depreciation and Amortization:
Restaurants	$1,013	$952
Package stores	115	107
	1,128	1,059
Corporate	183	166
Total Depreciation and Amortization	$1,311	$1,225

Capital Expenditures:
Restaurants	$2,629	$1,617
Package stores	455	410
	3,084	2,027
Corporate	213	31
Total Capital Expenditures	$3,297	$2,058

	April 2,	October 2,
	2011	2010
Identifiable Assets:
Restaurants	$22,720	$22,043
Package store	4,144	3,678
	26,864	25,721
Corporate	13,250	11,593
Consolidated Totals	$40,114	$37,314

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

At April 2, 2011, we (i) operated 24 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of one restaurant and four combination restaurants/package stores, (one restaurant of which we operate).  The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of April 2, 2011 and as compared to April 3, 2010 and October 2, 2010.  With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

Types of Units	April 2, 2011	October 2, 2010	April 3, 2010
Company Owned: Combination package and restaurant	4	4	4
Restaurant only	4	4	4
Package store only	5	5	5

Company Operated Restaurants Only:
Limited Partnerships	9	9	9
Franchise	1	1	1
Unrelated Third Party	1	1	1

Company Owned Club:	1	1	1

Total Company Owned/Operated Units	25	25	25
Franchised Units	5	5	5	(1)

Notes:
(1) We operate a restaurant for one (1) franchisee.  This unit is included in the table both as a franchised restaurant, as well as a restaurant operated by us.

Index

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

Limited Partnership Financial Arrangement:  We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned and managed by a related franchisee.  Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes.  The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method.  In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us.  Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors.  Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of available cash to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates).  As of April 2, 2011, limited partnerships owning three (3) restaurants, (Surfside, Florida, Kendall, Florida and West Miami, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership.  In addition to its receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	April 2, 2011		April 3, 2010
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$12,169	64.70	$11,950	64.23
Restaurant bar sales	3,133	16.66	3,061	16.45
Package store sales	3,505	18.64	3,595	19.32

Total Sales	$18,807	100.00	$18,606	100.00

Franchise related revenues	244		255
Owner’s fee	42		30
Other operating income	71		47

Total Revenue	$19,164		$18,938

	-----------------------Twenty Six Weeks Ended-----------------------
	April 2, 2011		April 3, 2010
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$23,083	63.65	$22,554	63.69
Restaurant bar sales	5,979	16.49	5,670	16.01
Package store sales	7,204	19.86	7,188	20.30

Total Sales	$36,266	100.00	$35,412	100.00

Franchise related revenues	503		536
Owner’s fee	84		83
Other operating income	99		71

Total Revenue	$36,952		$36,102

Index

Comparison of Thirteen Weeks Ended April 2, 2011 and April 3, 2010.

Revenues.  Total revenue for the thirteen weeks ended April 2, 2011 increased $226,000 or 1.19% to $19,164,000 from $18,938,000 for the thirteen weeks ended April 3, 2010.

Restaurant Food Sales.  Restaurant revenue generated from the sale of food at restaurants (food sales) totaled $12,169,000 for the thirteen weeks ended April 2, 2011 as compared to $11,950,000 for the thirteen weeks ended April 3, 2010.  Comparable weekly food sales (for restaurants open for all of the second quarter of our fiscal years 2011 and 2010, which consists of eight restaurants owned by us and nine restaurants owned by affiliated limited partnerships) was $936,000 and $919,000 for the thirteen weeks ended April 2, 2011 and April 3, 2010, respectively, an increase of 1.85%.  Comparable weekly food sales for Company owned restaurants (open for all of the second quarter of our fiscal years 2011 and 2010), was $400,000 and $394,000 for the second quarter of our fiscal year 2011 and the second quarter of our fiscal year 2010, respectively, an increase of 1.52%.  Comparable weekly food sales for affiliated limited partnership owned restaurants, (open for all of the second quarter of our fiscal years 2011 and 2010), was $536,000 and $525,000 for the second quarter of our fiscal year 2011 and the second quarter of our fiscal year 2010, respectively, an increase of 2.10%.

Restaurant Bar Sales.  Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $3,133,000 for the thirteen weeks ended April 2, 2011 as compared to $3,061,000 for the thirteen weeks ended April 3, 2010.  Comparable weekly bar sales (for restaurants open for all of the second quarter of our fiscal years 2011 and 2010, which consists of eight restaurants owned by us and nine restaurants owned by affiliated limited partnerships) was $241,000 for the thirteen weeks ended April 2, 2011 and $235,000 for the thirteen weeks ended April 3, 2010, an increase of 2.55%.  Comparable weekly bar sales for Company owned restaurants, (open for all of the second quarter of our fiscal years 2011 and 2010), was $101,000 for both the second quarter of our fiscal year 2011 and the second quarter of our fiscal year 2010.  Comparable weekly bar sales for affiliated limited partnership owned restaurants,  (open for all of the second quarter of our fiscal years 2011 and 2010), was $140,000 and $134,000 for the second quarter of our fiscal year 2011 and the second quarter of our fiscal year 2010, respectively, an increase of 4.48%.

Package Store Sales.  Revenue generated from sales of liquor and related items at package liquor stores (package store sales) totaled $3,505,000 for the thirteen weeks ended April 2, 2011 as compared to $3,595,000 for the thirteen weeks ended April 3, 2010, a decrease of $90,000.  The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the second quarter of our fiscal years 2011 and 2010), was $270,000 for the thirteen weeks ended April 2, 2011 as compared to $276,000 for the thirteen weeks ended April 3, 2010, a decrease of 2.17%.  Package store sales are expected to remain stable throughout the balance of our fiscal year 2011.

Index

Operating Costs and Expenses.  Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended April 2, 2011 increased $556,000 or 3.19% to $17,979,000 from $17,423,000 for the thirteen weeks ended April 3, 2010. The increase was primarily due to a general increase in food costs, offset by a decrease in repairs and maintenance to our units and actions taken by management to reduce and/or control costs and expenses.  We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2011 due primarily to an expected general increase in food costs, including an increase in the cost of ribs.  Operating costs and expenses increased as a percentage of total sales to approximately 93.82% in the second quarter of our fiscal year 2011 from 92.00% in the second quarter of our fiscal year 2010.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food sales and bar sales for the thirteen weeks ended April 2, 2011 increased to $10,135,000 from $9,977,000 for the thirteen weeks ended April 3, 2010.  Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of restaurant food sales and bar sales), was 66.23% for the thirteen weeks ended April 2, 2011 and 66.46% for the thirteen weeks ended April 3, 2010.  We anticipate that our gross profit for restaurant food and bar sales will decrease during the balance of our fiscal year 2011 due to higher food costs, including our cost of ribs.

Package Store Sales.  Gross profit for package store sales for the thirteen weeks ended April 2, 2011 increased to $1,213,000 from $1,203,000 for the thirteen weeks ended April 3, 2010, notwithstanding a decrease of $90,000 in revenue generated from sales of liquor and related items at package liquor stores during the thirteen weeks ended April 2, 2011.  Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), for package store sales was 34.61% for the thirteen weeks ended April 2, 2011 and 33.46% for the thirteen weeks ended April 3, 2010.  The increase in our gross profit margin, (1.15%), was primarily due to the purchase of "close out" and inventory reduction merchandise from wholesalers. We anticipate the gross profit margin for package store sales to decrease throughout the balance of our fiscal year 2011 due to our inability to continue purchasing “close out” and inventory reduction merchandise from wholesalers.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended April 2, 2011 increased $178,000 or 3.21% to $5,731,000 from $5,553,000 for the thirteen weeks ended April 3, 2010 due primarily to increases in payroll taxes, including unemployment tax. Payroll and related costs as a percentage of total sales was 29.91% in the second quarter of our fiscal year 2011 and 29.32% of total sales in the second quarter of our fiscal year 2010.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended April 2, 2011 increased $59,000 or 5.78% to $1,080,000 from $1,021,000 for the thirteen weeks ended April 3, 2010.  Our occupancy costs increased primarily due to rental increases in existing leases, offset by the elimination of rent paid for our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida (Store #22), the real property and building of which we purchased during the fourth quarter of our fiscal year 2010, and our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20), the real property and building of which we purchased during the first quarter of our fiscal year 2011.  We anticipate that our occupancy costs will remain stable throughout the balance of our fiscal year 2011, primarily due to the elimination of rent paid for our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida (Store #22) and our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20).

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended April 2, 2011 increased $264,000 or 7.71% to $3,687,000 from $3,423,000 for the thirteen weeks ended April 3, 2010.  Selling, general and administrative expenses increased as a percentage of total sales in the second quarter of our fiscal year 2011 to approximately 19.24% as compared to 18.07% in the second quarter of our fiscal year 2010.  We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2011 across all categories.

Index

Depreciation and Amortization.  Depreciation and amortization expense for the thirteen weeks ended April 2, 2011 increased $43,000 or 6.99% to $658,000 from $615,000 from the thirteen weeks ended April 3, 2010.  As a percentage of total revenue, depreciation and amortization expense was 3.43% of revenue in the thirteen weeks ended April 2, 2011 and 3.25% of revenue in the thirteen weeks ended April 3, 2010.

Interest Expense, Net.  Interest expense, net, for the thirteen weeks ended April 2, 2011 increased $31,000 to $161,000 from $130,000 for the thirteen weeks ended April 3, 2010.  Interest expense increased during the thirteen weeks ended April 2, 2011 primarily due to the interest paid on the mortgages associated with the purchase of our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida (Store #22), and our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20), which mortgages did not exist during the thirteen weeks ended April 3, 2010.

Net Income. Net income for the thirteen weeks ended April 2, 2011 increased $65,000 or 9.70% to $735,000 from $670,000 for the thirteen weeks ended April 3, 2010.  As a percentage of sales, net income for the second quarter of our fiscal year 2011 is 3.84%, as compared to 3.54% in the second quarter of our fiscal year 2010.  During the thirteen weeks ended April 2, 2011, we recognized income of $231,000, offset by income tax of $69,000, from the sale of our interest, as guarantor, of a nine (9) year leasehold interest.  Without giving effect to the above non-recurring item, our net income for the thirteen weeks ended April 2, 2011 would have decreased $97,000 or 14.48% to $573,000.

Comparison of Twenty Six Weeks Ended April 2, 2011 and April 3, 2010.

Revenues.  Total revenue for the twenty six weeks ended April 2, 2011 increased $850,000 or 2.35% to $36,952,000 from $36,102,000 for the twenty six weeks ended April 3, 2010.

Restaurant Food Sales.  Restaurant revenue generated from the sale of food at restaurants (food sales) totaled $23,083,000 for the twenty six weeks ended April 2, 2011 as compared to $22,554,000 for the twenty six weeks ended April 3, 2010.  Comparable weekly food sales (for restaurants open for all of the first and second quarters of our fiscal years 2011 and 2010, which consists of seven restaurants owned by us and nine restaurants owned by affiliated limited partnerships) was $844,000 and $824,000 for the twenty six weeks ended April 2, 2011 and April 3, 2010, respectively, an increase of 2.43%.  Comparable weekly food sales for Company owned restaurants (open for all of the first and second quarters of our fiscal years 2011 and 2010), was $328,000 and $319,000 for the twenty six weeks ended April 2, 2011 and April 3, 2010, respectively, an increase of 2.82%.  Comparable weekly food sales for affiliated limited partnership owned restaurants (for restaurants open for all of the first and second quarters of our fiscal years 2011 and 2010), was $516,000 and $505,000 for the twenty six weeks ended April 2, 2011 and April 3, 2010, respectively, an increase of 2.18%.

Restaurant Bar Sales.  Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $5,979,000 for the twenty six weeks ended April 2, 2011 as compared to $5,670,000 for the twenty six weeks ended April 3, 2010.  Comparable weekly bar sales (for restaurants open for all of the first and second quarters of our fiscal years 2011 and 2010, which consists of seven restaurants owned by us and nine restaurants owned by affiliated limited partnerships) was $215,000 for the twenty six weeks ended April 2, 2011 and $204,000 for the twenty six weeks ended April 3, 2010, an increase of 5.39%.  Comparable weekly bar sales for Company owned restaurants (open for all of the first and second quarters of our fiscal years 2011 and 2010,) was $81,000 and $79,000 for the twenty six weeks ended April 2, 2011 and April 3, 2010, respectively, an increase of 2.53%.  Comparable weekly bar sales for affiliated limited partnership owned restaurants (open for all of the first and second quarters of our fiscal years 2011 and 2010) was $134,000 and $125,000 for the twenty six weeks ended April 2, 2011 and April 3, 2010, respectively, an increase of 7.20%.   Restaurant bar sales increased during the twenty six weeks ended April 2, 2011 primarily due to our half price drink promotion from 9:00 p.m. to closing, which promotion was in effect during the entire twenty six weeks ended April 2, 2011, but only instituted for part of the twenty six weeks ended April 3, 2010.

Index

Package Store Sales.  Revenue generated from sales of liquor and related items at package stores (package store sales) totaled $7,204,000 for the twenty six weeks ended April 2, 2011 as compared to $7,188,000 for the twenty six weeks ended April 3, 2010, an increase of $16,000.  The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the first and second quarters of our fiscal years 2011 and 2010) was $277,000 and $276,000 for the twenty six weeks ended April 2, 2011 and April 3, 2010, respectively, an increase of 0.36%.  Package liquor store sales are expected to remain stable throughout the balance of our fiscal year 2011.

Operating Costs and Expenses.  Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the twenty six weeks ended April 2, 2011 increased $1,081,000 or 3.18% to $35,077,000 from $33,996,000 for the twenty six weeks ended April 3, 2010.  The increase was primarily due to a general increase in food costs, offset by a decrease in repairs and maintenance to our units and actions taken by management to reduce and/or control costs and expenses.  We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2011 due primarily to an expected general increase in food costs, including an increase in the cost of ribs.  Operating costs and expenses increased as a percentage of total sales to approximately 94.93% for the twenty six weeks ended April 2, 2011 from 94.93% for the twenty six weeks ended April 3, 2010.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales.   Gross profit for food and bar sales for the twenty six weeks ended April 2, 2011 increased to $19,167,000 from $18,666,000 for the twenty six weeks ended April 3, 2010.  Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of food sales and bar sales), was 65.96% for the twenty six weeks ended April 2, 2011 and 66.14% for the twenty six weeks ended April 3, 2010.  We anticipate that our gross profit for restaurant food and bar sales will decrease during the balance of our fiscal year 2011 due to higher food costs, including our cost of ribs.

Package Store Sales.  Gross profit for package store sales for the twenty six weeks ended April 2, 2011 increased to $2,476,000 from $2,343,000 for the twenty six weeks ended April 3, 2010.  Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), was 34.37% for the twenty six weeks ended April 2, 2011 compared to 32.60% for the twenty six weeks ended April 3, 2010.  The increase in our gross profit margin, (1.77%), was primarily due to the purchase of "close out" and inventory reduction merchandise from wholesalers. We anticipate the gross profit margin for package store sales to decrease throughout the balance of our fiscal year 2011 due to our inability to continue purchasing “close out” and inventory reduction merchandise from wholesalers.

Payroll and Related Costs. Payroll and related costs for the twenty six weeks ended April 2, 2011 increased $529,000 or 5.05% to $11,001,000 from $10,472,000 for the twenty six weeks ended April 3, 2010.  Payroll and related costs as a percentage of total sales was 29.77% for the twenty six weeks ended April 2, 2011 and 29.01% of total sales for the twenty six weeks ended April 3, 2010.

Index

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the twenty six weeks ended April 2, 2011 increased $29,000 or 1.39% to $2,111,000 from $2,082,000 for the twenty six weeks ended April 3, 2010.  Our occupancy costs increased primarily due to rental increases in existing leases, offset by the elimination of rent paid for our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida (Store #22), the real property and building of which we purchased during the fourth quarter of our fiscal year 2010, and our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20), the real property and building of which we purchased during the first quarter of our fiscal year 2011.  We anticipate that our occupancy costs will remain stable throughout the balance of our fiscal year 2011, primarily due to the elimination of rent paid for our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida (Store #22) and our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20).

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the twenty six weeks ended April 2, 2011 increased $305,000 or 4.33% to $7,344,000 from $7,039,000 for the twenty six weeks ended April 3, 2010.  Selling, general and administrative expenses increased as a percentage of total sales for the twenty six weeks ended April 2, 2011 to 19.87% as compared to 19.50% for the twenty six weeks ended April 3, 2010.  We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2011 across all categories.

Depreciation and Amortization.  Depreciation and amortization expense for the twenty six weeks ended April 2, 2011 increased $86,000 or 7.02% to $1,311,000 from $1,225,000 from the twenty six weeks ended April 3, 2010.  As a percentage of total revenue, depreciation and amortization expense was 3.55% of revenue in the twenty six weeks ended April 2, 2011 and 3.39% of revenue in the twenty six weeks ended April 3, 2010.

Interest Expense, Net.  Interest expense, net, for the twenty six weeks ended April 2, 2011 increased $62,000 to $297,000 from $235,000 for the twenty six weeks ended April 3, 2010.  Interest expense increased during the twenty six weeks ended April 2, 2011 primarily due to the interest paid on the mortgages associated with the purchase of our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida (Store #22), and our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20), which mortgages did not exist during the twenty six ended April 3, 2010.

Net Income. Net income for the twenty six weeks ended April 2, 2011 increased $127,000 or 13.26% to $1,085,000 from $958,000 for the twenty six weeks ended April 3, 2010.  As a percentage of sales, net income for the twenty six weeks ended April 2, 2011 is 2.94%, as compared to 2.65% for the twenty six weeks ended April 3, 2010.  During the twenty six weeks ended April 2, 2011, we recognized income of $231,000, offset by income tax of $69,000, from the sale of our interest, as guarantor, of a nine (9) year leasehold interest.  Without giving effect to the above non-recurring item, our net income for the twenty six weeks ended April 2, 2011 would have decreased $35,000 or 3.65% to $923,000.

New Limited Partnership Restaurants

During the twenty six weeks ended April 2, 2011 and the twenty six weeks ended April 3, 2010, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

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

Index

Trends

During the next twelve months, we expect same store food sales to decline due primarily to increased competition.  We expect package store sales to remain stable.  We expect higher food costs and higher overall expenses to adversely affect our net income.  In December 2007, we raised menu prices to offset the higher food costs and overall expenses.  During the first and fourth quarters of our fiscal year 2010, we raised certain of our alcoholic drink prices.  We plan to limit menu price increases as long as possible while maintaining our high quality of food and service and without reducing our food portions.  We have limited our advertising, but plan to attract and retain our customers by offering discount coupons and promotional gift cards, but are monitoring the impact of such discounts on our gross profit.  We may be required to raise menu prices wherever competitively possible.

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

Liquidity and Capital Resources

We fund our operations through cash from operations.  As of April 2, 2011, we had cash of approximately $5,980,000, a decrease of $467,000 from our cash balance of $6,447,000 as of October 2, 2010.  The decrease in cash as of April 2, 2011 was primarily due to our expending approximately $1,750,000 for the cash portion of the purchase price required to close on the purchase of the real property and building where our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates, offset by $850,000 we borrowed from a related third party at the end of the first quarter, which loan is secured by a mortgage on the real property and building.  Management believes that the Company’s current cash availability from its cash on hand and the expected cash from operations will be sufficient to fund operations and capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the twenty six weeks of fiscal years 2011 and 2010.

Index

	---------Twenty Six Weeks Ended--------
	April 2, 2011	April 3, 2010
	(in Thousands)

Net cash provided by operating activities	$3,408	$4,577
Net cash used in investing activities	(3,239)	(1,076)
Net cash used in financing activities	(636)	(1,084)

Net Increase (Decrease) in Cash and Cash Equivalents	(467)	2,417

Cash and Cash Equivalents, Beginning	6,447	4,580

Cash and Cash Equivalents, Ending	$5,980	$6,997

We did not declare or pay a cash dividend on our capital stock in our fiscal year 2010.  On December 22, 2010, our Board declared a cash dividend of 10 cents per share, ($188,000), which was paid on January 18, 2011 to shareholders of record on January 7, 2011. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants.  We acquired property and equipment of $3,297,000, (including $61,000 of which was financed and $27,000 of deposits recorded in other assets as of October 2, 2010), during the twenty six weeks ended April 2, 2011, and including $779,000 for renovations to one (1) existing Company owned restaurant.  During the twenty six weeks ended April 3, 2010, we acquired property and equipment of $2,058,000, (including $850,000 of which was financed, $99,000 of which was the non-cash purchase of the assets of the franchised restaurant and $20,000 of deposits recorded in other assets as of October 3, 2009), and including $337,000 for renovations to two (2) existing Company owned restaurants.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2011 to be approximately $1,300,000, of which $779,000 has been spent through April 2, 2011.

Long Term Debt

As of April 2, 2011, we had long term debt of $9,466,000, as compared to $7,562,000, (including our line of credit), as of April 3, 2010, and $8,053,000 as of October 2, 2010.

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

Index

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended April 2, 2011, April 3, 2010 and our fiscal year ended October 2, 2010.

Item	April 2, 2011	April 3, 2010	Oct. 2, 2010
	(in Thousands)

Current Assets	$10,089	$10,828	$9,754
Current Liabilities	7,788	7,993	6,373
Working Capital	$2,301	$2,835	$3,381

Our working capital as of April 2, 2011 decreased by 18.84% from the working capital for the fiscal quarter ending April 3, 2010 and decreased by 31.94% from the working capital for the fiscal year ending October 2, 2010.  Our working capital decreased during our fiscal quarter ended April 2, 2011 from our working capital for our fiscal year ended October 2, 2010 due to our use of approximately $900,000 in connection with our acquisition of the real property and building where our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates and payment on January 18, 2011 of the dividend ($188,000) declared by our Board of Directors on December 22, 2010.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of April 2, 2011 held no equity securities.

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

Index

At April 2, 2011, we had two variable rate debt instruments outstanding that are impacted by changes in interest rates.  As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with third party financial institutions to convert certain variable rate debt obligations to fixed rates. We are currently party to the following two (2) interest rate swap agreements:

(i) One (1) interest rate swap agreement entered into in July 2010 relates to a secured term loan in the original principal amount of $1,586,000, (the “Term Loan Swap”), which converts the LIBOR based variable rate interest to a fixed rate.  The Term Loan Swap requires us to pay interest for a three (3) year period at a fixed rate of 4.55% on an initial amortizing notional principal amount of $1,586,000, while receiving interest for the same period at the British Bankers Association LIBOR (“LIBOR”), Daily Floating Rate, plus 3.25%, on the same amortizing notional principal amount. Under this method of accounting, at April 2, 2011, we determined the fair value of the Term Loan Swap to be a liability of approximately ($9,000) based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender.  The fair value of the Term Loan Swap at April 2, 2011 was not significant; and

(ii) The second interest rate swap agreement entered into in July 2010 relates to a first mortgage loan encumbering our corporate offices, (the “Mortgage Loan Swap”). The Mortgage Loan Swap requires us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount.  Under this method of accounting, at April 2, 2011, we determined the fair value of the Mortgage Loan Swap to be a liability of approximately ($9,000) based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender.  The fair value of the Mortgage Loan Swap, at April 2, 2011 was not significant.

At April 2, 2011, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See “Litigation” on page 10 of this Report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended October 2, 2010 for a discussion of other legal proceedings resolved in prior years.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, during the thirteen weeks ended April 2, 2011, we purchased 18 shares of our common stock for an aggregate purchase price of $152.  During the thirteen weeks ended April 3, 2010, we did not purchase any shares of our common stock.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2, 2011 – January 30, 2011	18	$8.45	18	67,864
January 31, 2011 – February 27, 2011	None			67,864
February 28, 2011 –April 2, 2011	None			67,864
Total as of April 2, 2011	18		18	67,864

Index

ITEM 6. EXHIBITS

The following exhibits are filed with this Report:

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLANIGAN'S ENTERPRISES, INC.

Date: May 17, 2011	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)