Form 10-Q
period 2011-07-02
FLANIGANS ENTERPRISES INC
filed 2011-08-16
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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
Yes ☒ No ☐

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
Yes No ☒

On August 16, 2011, 1,861,097 shares of Common Stock, $0.10 par value per share, were outstanding.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

Index

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

REVENUES:
Restaurant food sales	$11,712	$11,247	$34,795	$33,801
Restaurant bar sales	2,958	2,864	8,937	8,534
Package store sales	3,117	2,963	10,321	10,151
Franchise related revenues	233	220	736	756
Owner’s fee	39	42	123	125
Other operating income	61	38	160	109
	18,120	17,374	55,072	53,476

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	5,081	4,810	14,974	14,368
Package goods	2,093	1,929	6,821	6,774
Payroll and related costs	5,491	5,108	16,492	15,580
Occupancy costs	1,079	1,064	3,190	3,146
Selling, general and administrative expenses	3,554	3,429	10,898	10,468
	17,298	16,340	52,375	50,336
Income from Operations	822	1,034	2,697	3,140

OTHER INCOME (EXPENSE):
Interest expense	(160)	(120)	(457)	(355)
Interest and other income	31	22	335	69
	(129)	(98)	(122)	(286)

Income before Provision for Income Taxes	693	936	2,575	2,854

Provision for Income Taxes	(175)	(214)	(635)	(610)

Net Income before income attributable to noncontrolling interests	518	722	1,940	2,244

Less: Net income attributable to noncontrolling interests	$(173)	$(296)	$(510)	$(860)

Net Income attributable to stockholders	$345	$426	$1,430	$1,384

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

(Continued)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net Income Per Common Share:
Basic and Diluted	$0.19	$0.23	$0.77	$0.74

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,860,907	1,861,735	1,861,173	1,862,004

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 2, 2011 (UNAUDITED) AND OCTOBER 2, 2010
(in thousands)

ASSETS

	July 2, 2011	October 2, 2010

CURRENT ASSETS:

Cash and cash equivalents	$4,770	$6,447
Prepaid income taxes	124	--
Due from franchisees	--	2
Other receivables	75	193
Inventories	2,307	1,985
Prepaid expenses	1,138	786
Deferred tax asset	343	341

Total Current Assets	8,757	9,754

Property and Equipment, Net	26,442	23,995

Investment in Limited Partnership	141	140

OTHER ASSETS:

Liquor licenses, net	470	470
Deferred tax asset	819	879
Leasehold purchases, net	1,284	1,445
Other	1,066	631

Total Other Assets	3,639	3,425

Total Assets	$38,979	$37,314

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 2, 2011 (UNAUDITED) AND OCTOBER 2, 2010
(in thousands)

(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	July 2, 2011	October 2, 2010

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$4,594	$4,607
Income taxes payable	--	269
Due to franchisees	884	649
Current portion of long term debt	1,262	815
Deferred revenues	--	7
Current portion of deferred rent	14	26

Total Current Liabilities	6,754	6,373

Long Term Debt, Net of Current Maturities	7,882	7,238

Deferred Rent, Net of Current Portion	173	180

Commitments and Contingencies

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	16,698	15,456
Treasury stock, at cost, 2,336,545 shares at July 2, 2011 and 2,335,727 shares at October 2, 2010	(6,055)	(6,049)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	17,303	16,067
Noncontrolling interest	6,867	7,456
Total equity	24,170	23,523

Total liabilities and equity	$38,979	$37,314

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED JULY 2, 2011 AND JULY 3, 2010
(in thousands)

	July 2, 2011	July 3, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,940	$2,244
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,776	1,667
Amortization of leasehold purchases	161	162
Loss on abandonment of property and equipment	18	10
Gain on sale of guaranteed leasehold interest	(231)	--
Deferred income tax	58	(25)
Deferred rent	(19)	(18)
Income from unconsolidated limited partnership	(10)	(12)
Recognition of deferred revenue	(7)	(10)
Changes in operating assets and liabilities: (increase) decrease in
Due from franchisees	2	--
Other receivables	110	(13)
Prepaid income taxes	(124)	332
Inventories	(322)	(588)
Prepaid expenses	729	353
Other assets	(456)	38
Increase (decrease) in:
Accounts payable and accrued expenses	(13)	841
Income taxes payable	(269)	198
Due to franchisees	235	461
Net cash and cash equivalents provided by operating activities:	3,579	5,640

CASH FLOWS FROM INVESTING ACTIVITIES:

Collection on notes and mortgages receivable	8	14
Purchase of property and equipment	(4,043)	(1,546)
Deposit on property and equipment	(73)	--
Proceeds from the sale of fixed assets	18	9
Proceeds from sale of guaranteed leasehold interest	231	--
Distributions from unconsolidated limited Partnerships	9	9
Purchase of limited partnership interests	--	(10)
Net cash and cash equivalents used in investing activities:	(3,850)	(1,524)

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED JULY 2, 2011 AND JULY 3, 2010
(in thousands)

(Continued)

	July 2, 2011	July 3, 2010

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(963)	(750)
Proceeds from debt	850	--
Dividends paid	(188)	--
Purchase of treasury stock	(6)	(6)
Distributions to limited partnership minority partners	(1,099)	(895)

Net cash and cash equivalents used in financing activities:	(1,406)	(1,651)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,677)	2,465

Beginning of Period	6,447	4,580

End of Period	$4,770	$7,045

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$457	$355
Income taxes	$971	$104

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,082	$409
Purchase deposits transferred to property and equipment	$28	$20
Purchase of property in exchange for debt	$122	$850
Purchase of assets of franchised restaurant	--	$262
Purchase of vehicle in exchange for debt	--	$45

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 2, 2011

(1)  BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the periods ended July 2, 2011 and July 3, 2010 are unaudited.  Financial information as of October 2, 2010 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included.  For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 2, 2010.  Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2)  EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share” (Topic 260).  This section provides for the calculation of basic and diluted earnings per share.  The data on Page 3 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potentially dilutive common stock equivalents.  As of July 2, 2011 and July 3, 2010, no stock options were outstanding.

 (3)  RECLASSIFICATION:

Certain amounts in the fiscal year 2010 financial statements have been reclassified to conform to the fiscal year 2011 presentation.  The reclassifications had no effect on consolidated net income.

(4)  RECENT ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Adopted

In June 2009, the FASB issued changes to the accounting for determining whether an entity is a variable interest entity and modified the methods allowed for determining the primary beneficiary of a variable interest entity.  In addition, these changes require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s

Index

involvement in a variable interest entity.  These changes which became effective for annual periods beginning after November 15, 2009, were adopted by us in the first quarter of our fiscal year 2011 and did not have a material impact on our consolidated financial statements.

Issued

In May 2011, the FASB issued an update to Topic 820 - “Fair Value Measurements and Disclosures of the Accounting Standards Codification”. This update provides guidance on how fair value accounting should be applied where its use is already required or permitted by other standards and does not extend the use of fair value accounting. The Company will adopt this guidance effective in fiscal year 2013 as required and does not expect the adoption to have a significant impact on our consolidated financial statements.

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

(6)  EXTENSION OF MANAGEMENT AGREEMENT:

During the third quarter of our fiscal year 2011, the term of our management agreement for “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, was extended through January 9, 2036.  As a part of the consideration for the extension of the management agreement, we agreed to eliminate our right to terminate the management agreement upon thirty (30) days written notice, with or without cause, but retained the right to terminate in the event our outstanding funded operating losses exceeded $100,000 cumulatively, at any time during the term of the management agreement.

(7)  STOCK OPTION PLANS:

We have one stock option plan under which qualified stock options may be granted to our officers and other employees.  Under this plan, the exercise price for the qualified stock options must be no less than 100% of the fair market value of the Company’s common stock on the date the options are granted.  In general, options granted under our stock option plan expire after a five (5) year period and generally vest no later than one (1) year from the date of grant.  As of July 2, 2011, no options to acquire shares were outstanding.  Under this plan, options to acquire an aggregate of 45,000 shares are available for grant.

There was no stock option activity during the thirty nine weeks ended July 2, 2011, nor was there stock option activity during the thirty nine weeks ended July 3, 2010.

(8)  ACQUISITIONS:

Purchase of Company Common Stock

During the thirteen weeks ended July 2, 2011, we did not purchase any shares of our common stock.  During the thirteen weeks ended July 3, 2010, we purchased 18 shares of our common stock for an aggregate purchase price of $131.  During the thirty nine weeks ended July 2, 2011, we purchased 818 shares of our common stock for an aggregate purchase price of $6,500.  Of the stock purchased, we

Index

purchased 18 shares from an unrelated shareholder in an off the market  private transaction for an aggregate purchase price of $152 and 800 shares from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $6,400 in an off the market private transaction.  During the thirty nine weeks ended July 3, 2010, we purchased 1,018 shares of our common stock for an aggregate purchase price of $6,000.  Of the stock purchased, we purchased 18 shares in a private transaction for an aggregate purchase price of $131 and 1,000 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $6,000.  All repurchases of our common stock were consummated in connection with a discretionary plan approved by the Board of Directors in May, 2007.

(9)  COMMITMENTS AND CONTINGENCIES:

Guarantees

We guarantee various leases for franchisees and locations sold in prior years.  Remaining rental commitments required under these leases are approximately $437,000.  In the event of a default under any of these agreements, we will have the right to repossess the premises and operate the business to recover amounts paid under the guarantee either by liquidating assets or operating the business.

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

We own the building where our corporate offices are located.  On April 16, 2001, we filed suit against the owner of the adjacent shopping center to determine our right to non-exclusive parking in the shopping center.  During fiscal year 2007, the appellate court affirmed and upon re-hearing, again affirmed the granting of a summary judgment in favor of the shopping center.  The seller from whom we purchased the building was named as a defendant in the lawsuit by the owner of the adjacent shopping center and we filed and served a cross-complaint against the seller.  During the fourth quarter of our fiscal year 2009, the seller was awarded reimbursement of its attorneys’ fees and costs in the amount of $109,000 and during the second quarter of our fiscal year 2010, the trial court denied our motion for re-consideration of a portion of the award. During the third quarter of our fiscal year 2010, we paid the award of attorneys’ fees and costs.  During the second quarter of our fiscal year 2009, the seller filed suit against us for malicious prosecution.  During the second quarter of our fiscal year 2010, the court denied the seller’s motion for punitive damages.  Subsequent to the end of the third quarter of our fiscal year 2011, we settled the suit with a payment of $2,500.

Index

(10)  SUBSEQUENT EVENTS:

Subsequent to the end of the third quarter of our fiscal year 2011, we purchased the operating assets of the limited partnership which owned and operated the “Flanigan’s Seafood Bar and Grill” restaurant located in the former “Howard Johnson’s Hotel” in Stuart, Florida.   We paid the limited partnership the sum of $300,000, plus we forgave all amounts owed to us by the limited partnership, ($311,000 as of July 30, 2011), including amounts to be incurred by the limited partnership in connection with the wind down of the limited partnership’s business.  On July 31, 2011, this restaurant began operating as a Company-owned unit.

Subsequent events have been evaluated through the date these condensed consolidated financial statements were issued.  No events, other than the event disclosed above, required disclosure.

 (11)  BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants.  The operation of package stores consists of retail liquor sales and related items.  Information concerning the revenues and operating income for the thirteen weeks and thirty nine weeks ended July 2, 2011 and July 3, 2010, and identifiable assets for the two reportable segments in which we operate, are shown in the following table.  Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment.  In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes.  Identifiable assets by segment are those assets that are used in our operations in each segment.  Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters.  We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

	Thirteen Weeks Ending July 2, 2011	Thirteen Weeks Ending July 3, 2010
Operating Revenues:
Restaurants	$14,670	$14,111
Package stores	3,117	2,963
Other revenues	333	300
Total operating revenues	$18,120	$17,374

Operating Income Reconciled to Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$857	$1,212
Package stores	226	269
	1,083	1,481
Corporate expenses, net of other Revenues	(261)	(447)
Operating income	822	1,034
Other income (expense)	(129)	(98)
Operating Income Reconciled to Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests	$693	$936

Index

Depreciation and Amortization:
Restaurants	$481	$469
Package stores	56	53
	537	522
Corporate	89	82
Total Depreciation and Amortization	$626	$604

Capital Expenditures:
Restaurants	$662	$338
Package stores	82	77
	744	415
Corporate	152	87
Total Capital Expenditures	$896	$502

	Thirty Nine Weeks Ending July 2, 2011	Thirty Nine Weeks Ending July 3, 2010
Operating Revenues:
Restaurants	$43,732	$42,335
Package stores	10,321	10,151
Other revenues	1,019	990
Total operating revenues	$55,072	$53,476

Operating Income Reconciled to Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$3,222	$3,890
Package stores	978	925
	4,200	4,815
Corporate expenses, net of other Revenues	(1,503)	(1,675)
Operating income	2,697	3,140
Other income (expense)	(122)	(286)
Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests	$2,575	$2,854

Depreciation and Amortization:
Restaurants	$1,494	$1,421
Package stores	171	160
	1,665	1,581
Corporate	272	248
Total Depreciation and Amortization	$1,937	$1,829

Capital Expenditures:
Restaurants	$3,291	$1,955

Index

Package stores	537	487
	3,828	2,442
Corporate	365	118
Total Capital Expenditures	$4,193	$2,560

	July 2,	October 2,
	2011	2010
Identifiable Assets:
Restaurants	$22,723	$22,043
Package store	4,223	3,678
	26,946	25,721
Corporate	12,033	11,593
Consolidated Totals	$38,979	$37,314

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

At July 2, 2011, we (i) operated 24 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of one restaurant and four combination restaurants/package stores, (one restaurant of which we operate).  The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of July 2, 2011 and as compared to July 3, 2010 and October 2, 2010.  With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

Index

Types of Units	July 2, 2011		October 2, 2010	July 3, 2010
Company Owned: Combination package and restaurant	4		4	4
Restaurant only	4		4	4
Package store only	5		5	5

Company Operated Restaurants Only:
Limited Partnerships	9	(2)	9	9
Franchise	1		1	1
Unrelated Third Party	1		1	1

Company Owned Club:	1		1	1

Total Company Owned/Operated Units	25		25	25
Franchised Units	5		5	5	(1)

Notes:
(1) We operate a restaurant for one (1) franchisee.  This unit is included in the table both as a franchised restaurant, as well as a restaurant operated by us.

(2) As of July 31, 2011, we purchased the assets of a restaurant owned by a limited partnership and the restaurant became a Company owned unit.

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

Limited Partnership Financial Arrangement:  We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned and managed by a related franchisee.  Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes.  The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method.  In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us.  Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors.  Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of available cash to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates).  As of July 2, 2011, limited partnerships owning three (3) restaurants, (Surfside, Florida, Kendall, Florida and West Miami, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership.  In addition to its receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

Index

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	July 2, 2011		July 3, 2010
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$11,712	65.85	$11,247	65.88
Restaurant bar sales	2,958	16.63	2,864	16.77
Package store sales	3,117	17.52	2,963	17.35

Total Sales	$17,787	100.00	$17,074	100.00

Franchise related revenues	233		220
Owner’s fee	39		42
Other operating income	61		38

Total Revenue	$18,120		$17,374

	-----------------------Thirty-Nine Weeks Ended-----------------------
	July 2, 2011		July 3, 2010
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$34,795	64.37	$33,801	64.40
Restaurant bar sales	8,937	16.53	8,534	16.26
Package store sales	10,321	19.10	10,151	19.34

Total Sales	$54,053	100.00	$52,486	100.00

Franchise related revenues	736		756
Owner’s fee	123		125
Other operating income	160		109

Total Revenue	$55,072		$53,476

Comparison of Thirteen Weeks Ended July 2, 2011 and July 3, 2010.

Revenues.  Total revenue for the thirteen weeks ended July 2, 2011 increased $746,000 or 4.29% to $18,120,000 from $17,374,000 for the thirteen weeks ended July 3, 2010.

Restaurant Food Sales.  Restaurant revenue generated from the sale of food at restaurants (food sales) totaled $11,712,000 for the thirteen weeks ended July 2, 2011 as compared to $11,247,000 for the thirteen weeks ended July 3, 2010.  Comparable weekly food sales (for restaurants open for all of the third quarter of our fiscal years 2011 and 2010, which consists of eight restaurants owned by us and nine restaurants owned by affiliated limited partnerships) was $901,000 and $865,000 for the thirteen weeks ended July 2, 2011 and July 3, 2010, respectively, an increase of 4.16%.  Comparable weekly food sales for Company owned restaurants (open for all of the third quarter of our fiscal years 2011 and 2010), was $375,000 and $358,000 for the third quarter of our fiscal year 2011 and the third quarter of our fiscal year 2010, respectively, an increase of 4.75%.  Comparable weekly food sales for affiliated limited partnership owned restaurants, (open for all of the third quarter of our fiscal years 2011 and 2010), was

Index

$526,000 and $507,000 for the third quarter of our fiscal year 2011 and the third quarter of our fiscal year 2010, respectively, an increase of 3.75%.

Restaurant Bar Sales.  Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $2,958,000 for the thirteen weeks ended July 2, 2011 as compared to $2,864,000 for the thirteen weeks ended July 3, 2010. Comparable weekly bar sales (for restaurants open for all of the third quarter of our fiscal years 2011 and 2010, which consists of eight restaurants owned by us and nine restaurants owned by affiliated limited partnerships) was $228,000 for the thirteen weeks ended July 2, 2011 and $220,000 for the thirteen weeks ended July 3, 2010, an increase of 3.64%.  Comparable weekly bar sales for Company owned restaurants,  (open for all of the third quarter of our fiscal years 2011 and 2010), was $93,000 and $92,000 for the third quarter of our fiscal year 2011 and the third quarter of our fiscal year 2010, respectively, an increase of 1.09%.  Comparable weekly bar sales for affiliated limited partnership owned restaurants,  (open for all of the third quarter of our fiscal years 2011 and 2010), was $135,000 and $128,000 for the third quarter of our fiscal year 2011 and the third quarter of our fiscal year 2010, respectively, an increase of 5.47%.

Package Store Sales.  Revenue generated from sales of liquor and related items at package liquor stores (package store sales) totaled $3,117,000 for the thirteen weeks ended July 2, 2011 as compared to $2,963,000 for the thirteen weeks ended July 3, 2010, an increase of $154,000.  The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the third quarter of our fiscal years 2011 and 2010), was $240,000 for the thirteen weeks ended July 2, 2011 as compared to $228,000 for the thirteen weeks ended July 3, 2010, an increase of 5.26%.  Package store sales are expected to remain stable throughout the balance of our fiscal year 2011.

Operating Costs and Expenses.  Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended July 2, 2011 increased $958,000 or 5.86% to $17,298,000 from $16,340,000 for the thirteen weeks ended July 3, 2010. The increase was primarily due to a general increase in food costs, offset by a decrease in repairs and maintenance to our units and actions taken by management to reduce and/or control costs and expenses.  We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2011 due primarily to an expected general increase in food costs, including an increase in the cost of ribs.  Operating costs and expenses increased as a percentage of total sales to approximately 95.46% in the third quarter of our fiscal year 2011 from 94.05% in the third quarter of our fiscal year 2010.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food sales and bar sales for the thirteen weeks ended July 2, 2011 increased to $9,589,000 from $9,301,000 for the thirteen weeks ended July 3, 2010.  Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of restaurant food sales and bar sales), was 65.36% for the thirteen weeks ended July 2, 2011 and 65.91% for the thirteen weeks ended July 3, 2010.  We anticipate that our gross profit for restaurant food and bar sales will decrease during the balance of our fiscal year 2011 due to higher food costs, including our cost of ribs.

Package Store Sales.  Gross profit for package store sales for the thirteen weeks ended July 2, 2011 decreased to $1,024,000 from $1,034,000 for the thirteen weeks ended July 3, 2010.  Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), for package store sales was 32.85% for the thirteen weeks ended July 2, 2011 and 34.90% for the thirteen weeks ended July 3, 2010.  The decrease in our gross profit margin, (-2.05%), was primarily due to our inability

Index

to purchase “close out” and inventory reduction merchandise from wholesalers. We anticipate that the gross profit margin for package store sales will decrease throughout the balance of our fiscal year 2011 due to our inability to continue purchasing “close out” and inventory reduction merchandise from wholesalers.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended July 2, 2011 increased $383,000 or 7.50% to $5,491,000 from $5,108,000 for the thirteen weeks ended July 3, 2010 due primarily to increases in payroll taxes, including unemployment tax, and increases in employee and manager training costs associated with our expanded training programs.  Payroll and related costs as a percentage of total sales was 30.30% in the third quarter of our fiscal year 2011 and 29.40% of total sales in the third quarter of our fiscal year 2010.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended July 2, 2011 increased $15,000 or 1.41% to $1,079,000 from $1,064,000 for the thirteen weeks ended July 3, 2010.  Our occupancy costs increased primarily due to rental increases in existing leases, offset by the elimination of rent paid for our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida (Store #22), the real property and building of which we purchased during the fourth quarter of our fiscal year 2010, and our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20), the real property and building of which we purchased during the first quarter of our fiscal year 2011.  We anticipate that our occupancy costs will remain stable throughout the balance of our fiscal year 2011, primarily due to the elimination of rent paid for our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida (Store #22) and our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20).

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended July 2, 2011 increased $125,000 or 3.65% to $3,554,000 from $3,429,000 for the thirteen weeks ended July 3, 2010.  Selling, general and administrative expenses decreased as a percentage of total sales in the third quarter of our fiscal year 2011 to approximately 19.61% as compared to 19.74% in the third quarter of our fiscal year 2010.  We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2011 across all categories.

Depreciation and Amortization.  Depreciation and amortization expense for the thirteen weeks ended July 2, 2011 and July 3, 2010 was $626,000 and $604,000 respectively.  As a percentage of revenue, depreciation and amortization expense was 3.45% of revenue in the thirteen weeks ended July 2, 2011 and 3.48% of revenue in the thirteen weeks ended July 3, 2010.

Interest Expense, Net.  Interest expense, net, for the thirteen weeks ended July 2, 2011 increased $40,000 to $160,000 from $120,000 for the thirteen weeks ended July 3, 2010.  Interest expense increased during the thirteen weeks ended July 2, 2011 primarily due to the interest paid on the mortgages associated with the purchase of our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida (Store #22), and our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20), which mortgages did not exist during the thirteen weeks ended July 3, 2010.

Net Income. Net income for the thirteen weeks ended July 2, 2011 decreased $81,000 or 19.01% to $345,000 from $426,000 for the thirteen weeks ended July 3, 2010.  As a percentage of sales, net income for the third quarter of our fiscal year 2011 is 1.90%, as compared to 2.45% in the third quarter of our fiscal year 2010.

Index

Comparison of Thirty-Nine Weeks Ended July 2, 2011 and July 3, 2010.

Revenues.  Total revenue for the thirty nine weeks ended July 2, 2011 increased $1,596,000 or 2.98% to $55,072,000 from $53,476,000 for the thirty nine weeks ended July 3, 2010.

Restaurant Food Sales.  Restaurant revenue generated from the sale of food at restaurants (food sales) totaled $34,795,000 for the thirty nine weeks ended July 2, 2011 as compared to $33,801,000 for the thirty nine weeks ended July 3, 2010.  Comparable weekly food sales (for restaurants open for all of the thirty nine weeks of our fiscal years 2011 and 2010, which consists of seven restaurants owned by us and nine restaurants owned by affiliated limited partnerships) was $852,000 and $823,000 for the thirty nine weeks ended July 2, 2011 and July 3, 2010, respectively, an increase of 3.52%.  Comparable weekly food sales for Company owned restaurants (open for all of the thirty nine weeks of our fiscal years 2011 and 2010), was $333,000 and $318,000 for the thirty nine weeks ended July 2, 2011 and July 3, 2010, respectively, an increase of 4.72%.  Comparable weekly food sales for affiliated limited partnership owned restaurants (for restaurants open for all of the thirty nine weeks of our fiscal years 2011 and 2010), was $519,000 and $505,000 for the thirty nine weeks ended July 2, 2011 and July 3, 2010, respectively, an increase of 2.77%.

Restaurant Bar Sales.  Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $8,937,000 for the thirty nine weeks ended July 2, 2011 as compared to $8,534,000 for the thirty nine weeks ended July 3, 2010.  Comparable weekly bar sales (for restaurants open for all of the thirty nine weeks of our fiscal years 2011 and 2010, which consists of seven restaurants owned by us and nine restaurants owned by affiliated limited partnerships) was $214,000 for the thirty nine weeks ended July 2, 2011 and $205,000 for the thirty nine weeks ended July 3, 2010, an increase of 4.39%.  Comparable weekly bar sales for Company owned restaurants (open for all of the thirty nine weeks of our fiscal years 2011 and 2010,) was $80,000 and $79,000 for the thirty nine weeks ended July 2, 2011 and July 3, 2010, respectively, an increase of 1.27%.  Comparable weekly bar sales for affiliated limited partnership owned restaurants (open for all of the thirty nine weeks of our fiscal years 2011 and 2010) was $134,000 and $126,000 for the thirty nine weeks ended July 2, 2011 and July 3, 2010, respectively, an increase of 6.35%.   Restaurant bar sales increased during the thirty nine weeks ended July 2, 2011 primarily due to our half price drink promotion from 9:00 p.m. to closing, which promotion was in effect during the entire thirty nine weeks ended July 2, 2011, but only instituted for part of the thirty nine weeks ended July 3, 2010.

Package Store Sales.  Revenue generated from sales of liquor and related items at package stores (package store sales) totaled $10,321,000 for the thirty nine weeks ended July 2, 2011 as compared to $10,151,000 for the thirty nine weeks ended July 3, 2010, an increase of $170,000.  The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the thirty nine weeks of our fiscal years 2011 and 2010) was $265,000 and $260,000 for the thirty nine weeks ended July 2, 2011 and July 3, 2010, respectively, an increase of 1.92%.  Package liquor store sales are expected to remain stable throughout the balance of our fiscal year 2011.

Operating Costs and Expenses.  Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirty nine weeks ended July 2, 2011 increased $2,039,000 or 4.05% to $52,375,000 from $50,336,000 for the thirty nine weeks ended July 3, 2010.  The increase was primarily due to a general increase in food costs, offset by a decrease in repairs and maintenance to our units and actions taken by management to reduce and/or control costs and expenses.  We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2011 due primarily to an expected general increase in food costs,

Index

including an increase in the cost of ribs.  Operating costs and expenses increased as a percentage of total sales to approximately 95.10% for the thirty nine weeks ended July 2, 2011 from 94.13% for the thirty nine weeks ended July 3, 2010.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales.  Gross profit for food and bar sales for the thirty nine weeks ended July 2, 2011 increased to $28,758,000 from $27,964,000 for the thirty nine weeks ended July 3, 2010.  Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of food sales and bar sales), was 65.76% for the thirty nine weeks ended July 2, 2011 and 66.06% for the thirty nine weeks ended July 3, 2010.  We anticipate that our gross profit for restaurant food and bar sales will decrease during the balance of our fiscal year 2011 due to higher food costs, including our cost of ribs.

           Package Store Sales.  Gross profit for package store sales for the thirty nine weeks ended July 2, 2011 increased to $3,500,000 from $3,377,000 for the thirty nine weeks ended July 3, 2010.  Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), was 33.91% for the thirty nine weeks ended July 2, 2011 compared to 33.27% for the thirty nine weeks ended July 3, 2010.  The increase in our gross profit margin, (0.64%), was primarily due to the purchase of "close out" and inventory reduction merchandise from wholesalers. We anticipate the gross profit margin for package store sales to decrease throughout the balance of our fiscal year 2011 due to our inability to continue purchasing “close out” and inventory reduction merchandise from wholesalers.

Payroll and Related Costs. Payroll and related costs for the thirty nine weeks ended July 2, 2011 increased $912,000 or 5.85% to $16,492,000 from $15,580,000 for the thirty nine weeks ended July 3, 2010, due primarily to increases in payroll taxes, including unemployment tax.  Payroll and related costs as a percentage of total sales was 29.95% for the thirty nine weeks ended July 2, 2011 and 29.13% of total sales for the thirty nine weeks ended July 3, 2010.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirty nine weeks ended July 2, 2011 increased $44,000 or 1.40% to $3,190,000 from $3,146,000 for the thirty nine weeks ended July 3, 2010.  Our occupancy costs increased primarily due to rental increases in existing leases, offset by the elimination of rent paid for our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida (Store #22), the real property and building of which we purchased during the fourth quarter of our fiscal year 2010, and our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20), the real property and building of which we purchased during the first quarter of our fiscal year 2011.  We anticipate that our occupancy costs will remain stable throughout the balance of our fiscal year 2011, primarily due to the elimination of rent paid for our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida (Store #22) and our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20).

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirty nine weeks ended July 2, 2011 increased $430,000 or 4.11% to $10,898,000 from $10,468,000 for the thirty nine weeks ended July 3, 2010.  Selling, general and administrative expenses increased as a percentage of total sales for the thirty nine weeks ended July 2, 2011 to 19.79% as compared to 19.58% for the thirty nine weeks ended July 3, 2010. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2011 across all categories.

Index

Depreciation and Amortization.  Depreciation and amortization expense for the thirty nine weeks ended July 2, 2011 and July 3, 2010 was $1,937,000 and $1,829,000 respectively.  As a percentage of revenue, depreciation and amortization expense was 3.52% of revenue in the thirty nine weeks ended July 2, 2011 and 3.42% of revenue in the thirty nine weeks ended July 3, 2010.

Interest Expense, Net.  Interest expense, net, for the thirty nine weeks ended July 2, 2011 increased $102,000 to $457,000 from $355,000 for the thirty nine weeks ended July 3, 2010.  Interest expense increased during the thirty nine weeks ended July 2, 2011 primarily due to the interest paid on the mortgages associated with the purchase of our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida (Store #22), and our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20), which mortgages did not exist during the thirty nine weeks ended July 3, 2010.

Net Income. Net income for the thirty nine weeks ended July 2, 2011 increased $46,000 or 3.32% to $1,430,000 from $1,384,000 for the thirty nine weeks ended July 3, 2010.  As a percentage of sales, net income for the thirty nine weeks ended July 2, 2011 is 2.60%, as compared to 2.59% for the thirty nine weeks ended July 3, 2010.  During the thirty nine weeks ended July 2, 2011, we recognized income of $231,000, offset by income tax of $69,000, from the sale of our interest, as guarantor, of a nine (9) year leasehold interest.  Without giving effect to the above non-recurring item, our net income for the thirty nine weeks ended July 2, 2011 would have decreased $116,000 or 8.38% to $1,268,000.

New Limited Partnership Restaurants

During the thirty nine weeks ended July 2, 2011 and the thirty nine weeks ended July 3, 2010, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

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

Trends

During the next twelve months, we expect same store food sales to decline due primarily to increased competition.  We expect package store sales to remain stable, although we expect the gross profit margin for package store sales to decrease due to our inability to purchase “close out” and inventory reduction merchandise from wholesalers.  We expect higher food costs and higher overall expenses to adversely affect our net income.  In December 2007, we raised menu prices to offset the higher food costs and overall expenses.  During the first and fourth quarters of our fiscal year 2010, we raised certain of our alcoholic drink prices.  We have avoided menu price increases as long as possible, but are currently evaluating menu price increases to offset the higher food costs and overall expenses.  We will maintain our high quality of food and service, without reducing our food portions.  We have limited our advertising, but plan to attract and retain our customers by offering discount coupons and promotional gift cards, but are monitoring the impact of such discounts on our gross profit.

Although we have no new restaurant in development, we continue to search for new locations to open restaurants and thereby expand our business, but we are now looking for locations that will not require an extensive and costly renovation.  Any new locations will likely be opened using our limited partnership ownership model.

Index

We are not actively searching for locations for the operation of new package liquor stores, but if an appropriate location for a package liquor store becomes available, we will consider it.

Liquidity and Capital Resources

We fund our operations through cash from operations.  As of July 2, 2011, we had cash of approximately $4,770,000, a decrease of $1,677,000 from our cash balance of $6,447,000 as of October 2, 2010.  The decrease in cash as of July 2, 2011 was primarily due to our expending approximately $1,750,000 for the cash portion of the purchase price required to close on the purchase of the real property and building where our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates, offset by $850,000 we borrowed from a related third party at the end of the first quarter, which loan is secured by a mortgage on the real property and building.  Management believes that the Company’s current cash availability from its cash on hand and the expected cash from operations will be sufficient to fund operations and capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the thirty-nine weeks of fiscal years 2011 and 2010.

	--------Thirty-Nine Weeks Ended--------
	July 2, 2011	July 3, 2010
	(in thousands)

Net cash provided by operating activities	$3,579	$5,640
Net cash used in investing activities	(3,850)	(1,524)
Net cash used in financing activities	(1,406)	(1,651)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,677)	2,465

Cash and Cash Equivalents, Beginning	6,447	4,580

Cash and Cash Equivalents, Ending	$4,770	$7,045

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

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants.  We acquired property and equipment of $4,193,000, (including $122,000 of which was financed and $28,000 of deposits recorded in other assets as of October 2, 2010), during the thirty nine weeks ended July 2, 2011, and including $1,218,000 for renovations to one (1) existing Company owned restaurant.  During the thirty nine weeks ended July 3, 2010, we acquired property and equipment of $2,560,000, (including $850,000 of which was financed, $99,000 of which was the non-cash purchase of

Index

the assets of the franchised restaurant and $20,000 of deposits recorded in other assets as of October 3, 2009), and including $690,000 for renovations to two (2) existing Company owned restaurants.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2011 to be approximately $1,300,000, of which $1,218,000 has been spent through July 2, 2011.

Subsequent to the end of the third quarter of our fiscal year 2011, we purchased the operating assets of the limited partnership which owned and operated the “Flanigan’s Seafood Bar and Grill” restaurant located in the former “Howard Johnson’s Hotel” in Stuart, Florida.  We paid $300,000 for the operating assets, all cash at closing, plus we forgave all amounts owed to us by the limited partnership, ($311,000 as of July 30, 2011), including additional amounts to be incurred in connection with the wind down of the limited partnership’s business.   As of July 31, 2011, this restaurant became a Company owned unit.

Long Term Debt

As of July 2, 2011, we had long term debt of $9,144,000, as compared to $7,354,000, (including our line of credit), as of July 3, 2010, and $8,053,000 as of October 2, 2010.

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended July 2, 2011, July 3, 2010 and our fiscal year ended October 2, 2010.

Item	July 2, 2011	July 3, 2010	Oct. 2, 2010
	(in thousands)

Current Assets	$8,757	$11,074	$9,754
Current Liabilities	6,754	6,647	6,373
Working Capital	$2,003	$4,427	$3,381

Our working capital as of July 2, 2011 decreased by 54.75% from the working capital for the fiscal quarter ending July 3, 2010 and decreased by 40.76% from the working capital for the fiscal year ending October 2, 2010.  Our working capital decreased during our fiscal quarter ended July 2, 2011 from our working capital for our fiscal year ended October 2, 2010 due to our (i) use of approximately $900,000 in connection with our acquisition of the real property and building where our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates, (ii) use of approximately $1,218,000 for renovations to the existing Company owned restaurant located at 45 South Federal Highway, Boca Raton, Florida and (iii) payment on January 18, 2011 of the dividend ($188,000) declared by our Board of Directors on December 22, 2010.

Index

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of July 2, 2011 held no equity securities.

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

At July 2, 2011, we had two variable rate debt instruments outstanding that are impacted by changes in interest rates.  As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with third party financial institutions to convert certain variable rate debt obligations to fixed rates. We are currently party to the following two (2) interest rate swap agreements:

(i) One interest rate swap agreement entered into in July 2010 relates to a secured term loan in the original principal amount of $1,586,000, (the “Term Loan Swap”), which converts the LIBOR based variable rate interest to a fixed rate.  The Term Loan Swap requires us to pay interest for a three year period at a fixed rate of 4.55% on an initial amortizing notional principal amount of $1,586,000, while receiving interest for the same period at the British Bankers Association LIBOR (“LIBOR”), Daily Floating Rate, plus 3.25%, on the same amortizing notional principal amount. Under this method of accounting, at July 2, 2011, we determined the fair value of the Term Loan Swap to be a liability of approximately ($10,000) based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender.  The fair value of the Term Loan Swap at July 2, 2011 was not significant; and

(ii) The second interest rate swap agreement entered into in July 2010 relates to a first mortgage loan encumbering our corporate offices, (the “Mortgage Loan Swap”).  The Mortgage Loan Swap requires us to pay interest for a seven year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus

Index

2.25%, on the same amortizing notional principal amount.  Under this method of accounting, at July 2, 2011, we determined the fair value of the Mortgage Loan Swap to be a liability of approximately ($27,000) based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender.  The fair value of the Mortgage Loan Swap, at July 2, 2011 was not significant.

At July 2, 2011, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

Index

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirteen weeks ended July 2, 2011, we did not purchase any shares of our common stock. During the thirteen weeks ended July 3, 2010, we purchased 18 shares of our common stock for an aggregate purchase price of $131 in an off market transaction, which reflected an actual per share purchase price which was equal to the average per share market price on the date of purchase.  All repurchases of our common stock were consummated in connection with a discretionary plan to repurchase our common stock approved by the Board of Directors in May, 2007.

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

FLANIGAN'S ENTERPRISES, INC.

Date: August 16, 2011	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)