Form 10-K
period 2011-10-01
FLANIGANS ENTERPRISES INC
filed 2011-12-28
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number I-6836

FLANIGAN'S ENTERPRISES, INC.

 (Exact name of registrant as specified in its charter)

________Florida________	____59-0877638____
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5059 N.E. 18th Avenue, Fort Lauderdale, Florida	33334
(Address of principal executive offices)	Zip Code

(954) 377-1961

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.10 Par Value	NYSE AMEX
Title of each class	Name of each exchange
on which registered

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

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

Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $6,437,000 as of April 2, 2011, the last business day of the registrant’s most recently completed second fiscal quarter. The closing price per share on April 1, 2011 was $8.00.

There were 1,861,047 shares of the Registrant's Common Stock, $0.10 par value, outstanding as of December 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission by January 29, 2012.

2

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

4

PART I

Item 1. Business

When used in this report, the words "anticipate", "believe", "estimate", “will”, “intend” and “expect” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, those relating to the general expansion of our business. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-K.

General

At October 1, 2011, we (i) operated 24 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of one restaurant and four combination restaurants/package liquor stores, (one of which we operate). The table below provides information concerning the type (i.e. restaurant, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of October 1, 2011 and as compared to October 2, 2010. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

	FISCAL	FISCAL
	YEAR	YEAR	NOTE
	2011	2010	NUMBER
TYPES OF UNITS
Company Owned:
Combination package liquor
store and restaurant	4	4
Restaurant only	5	4	(1)
Package liquor store only	5	5

Company Managed
Restaurants Only:
Limited partnerships	8	9
Franchise	1	1
Unrelated Third Party	1	1

Company Owned Club:	1	1
TOTAL - Company
Owned/Operated Units:	25	25

FRANCHISED - units	5	5	(2)

Notes:

(1) During the fourth quarter of our 2011 fiscal year end, we purchased from a limited partnership the operating assets of the restaurant located in Stuart, Florida and accordingly, on July 31, 2011, the restaurant converted from a limited partnership unit to a company owned restaurant.

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

	STATE OF	PERCENTAGE
ENTITY	ORGANIZATION	OWNED

Flanigan’s Management Services, Inc.	Florida	100

Flanigan’s Enterprises, Inc. of Georgia	Georgia	100

Flanigan’s Enterprises, Inc. of Pa.	Pennsylvania	100

Flanigan’s Enterprises of N. Miami, Inc.	Florida	100

CIC Investors #13, Limited Partnership	Florida	40

CIC Investors #50, Limited Partnership	Florida	18

CIC Investors #55, Limited Partnership	Florida	48

CIC Investors #60, Limited Partnership	Florida	45

CIC Investors #65, Limited Partnership	Florida	28

CIC Investors #70, Limited Partnership	Florida	41

CIC Investors #75, Limited Partnership	Florida	13

CIC Investors #80, Limited Partnership	Florida	27

CIC Investors #95, Limited Partnership	Florida	30

Josar Investments, LLC	Florida	100

Flanigan’s Calusa Center, LLC (organized October 14,2011)	Florida	100

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

Company Owned Restaurants. We own and operate nine restaurants all under our service mark “Flanigan’s Seafood Bar and Grill” four of which are jointly operated with package liquor stores we own.

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

Restaurants Owned by Affiliated Limited Partnerships

We have invested with others, (some of whom are or are affiliated with our officers and directors), in eight limited partnerships which currently own and operate eight South Florida based restaurants under our service mark “Flanigan’s Seafood Bar and Grill”. In addition to being a limited partner in these limited partnerships, we are the sole general partner of all of these limited partnerships and manage and control the operations of the restaurants, except for the restaurant located in Fort Lauderdale, Florida where we only hold a limited partnership interest.

Generally, the terms of the limited partnership agreements provide that until the investors’ cash investment in a limited partnership (including any cash invested by us) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant, as a return of capital, up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee and one-half (1/2) to the investors, (including us), pro-rata based on the investors’ investment, as a return of capital. Once all of the investors, (including us), have received, in full, amounts equal to their cash invested, an annual management fee becomes payable to us equal to one-half (½) of cash available to be distributed, with the other one half (½) of available cash distributed to the investors (including us), as a profit distribution, pro-rata based on the investors’ investment. As of October 1, 2011, limited partnerships owning three (3) restaurants, (Surfside, Florida, Kendall, Florida and West Miami, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our “Flanigan’s Seafood Bar and Grill” service mark, which use is authorized while we act as general partner only. This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears. Although we have no restaurants under development and whether we will have any under development in the future will be dependant, among other things, on market conditions and our ability to raise capital, we anticipate that we will continue to form limited partnerships to raise funds to own and operate restaurants under our service mark “Flanigan’s Seafood Bar and Grill” using the same or substantially similar financial arrangements.

Below is information on the eight limited partnerships which own and operate “Flanigan’s Seafood Bar and Grill” restaurants:

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

Weston, Florida

We are the sole general partner and a 30% limited partner in this limited partnership which has owned and operated a restaurant in Weston, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since January 20, 2003. 35.1% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2011, this limited partnership has returned to its investors approximately 81.25% of their initial cash invested, increased from approximately 73.75% as of our fiscal year ended 2010.

Wellington, Florida

We are the sole general partner and a 28% limited partner in this limited partnership which has owned and operated a restaurant in Wellington, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since May 27, 2005. 25.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2011, this limited partnership has returned to its investors approximately 52% of their initial cash invested, increased from approximately 47% as of the end of our fiscal year 2010.

Pinecrest, Florida

We are the sole general partner and 40% limited partner in this limited partnership which has owned and operated a restaurant in Pinecrest, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since August 14, 2006. 15.0% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2011, this limited partnership has returned to its investors approximately 65% of their initial cash invested, increased from approximately 50% as of our fiscal year ended 2010.

Pembroke Pines, Florida

We are the sole general partner and a 18% limited partner in this limited partnership which has owned and operated a restaurant in Pembroke Pines, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 29, 2007. 17.9% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2011, this limited partnership has returned to its investors approximately 32.0% of their initial cash invested, increased from approximately 18.5% as of the end of our fiscal year 2010.

Davie, Florida

We are the sole general partner and a 48% limited partner in this limited partnership which has owned and operated a restaurant in Davie, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since July 28, 2008. 9.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2011, this limited partnership has returned to its investors approximately 19.5% of their initial cash invested, increased from approximately 13.5% as of the end of our fiscal year 2010.

Fort Lauderdale, Florida

A corporation, owned by one of our directors, acts as sole general partner of a limited partnership which has owned and operated a restaurant in Fort Lauderdale, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since April 1, 1997. We have a 25% limited partnership interest in this limited partnership. 60.1% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all cash invested, but since we are not the general partner of this limited partnership, we do not receive an annual management fee. We have a franchise arrangement with this limited partnership and for accounting purposes, we do not consolidate the operations of this limited partnership into our operations.

Management Agreement for “The Whale’s Rib” Restaurant

Since January, 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant. During the third quarter of our fiscal year 2011, the term of the management agreement was extended through January 9, 2036. As a part of the consideration for the extension of the management agreement, we agreed to eliminate our right to terminate the management agreement upon thirty (30) days written notice, with or without cause, but retained the right to terminate in the event our outstanding funded operating losses exceeded $100,000 cumulatively, at any time during the term of the management agreement. For our fiscal years ended October 1, 2011 and October 2, 2010, we generated $250,000 and $263,000 of revenue, respectively, from providing these management services. As of October 1, 2011, we have generated revenue in excess of the purchase price of the management agreement.

Adult Entertainment Club

We own, but do not operate, an adult entertainment nightclub located in Atlanta, Georgia which operates under the name “Mardi Gras”. We have a management agreement with an unaffiliated third party to manage the club. Under our management agreement, the unaffiliated third party management firm is obligated to pay us an annual amount, paid monthly, equal to the greater of $150,000 or ten (10%) percent of gross sales from the club, offset by one-half (1/2) of any rental increases, provided our fees will never be less than $150,000 per year. For our fiscal years ended October 1, 2011 and October 2, 2010, we generated $161,000 and $165,000 of revenue, respectively, from the operation of the club.

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

During our fiscal years 2011 and 2010, no significant pending matters have been initiated concerning any of our licenses which might be expected to result in a revocation of a liquor license or other significant actions against us.

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

General Liability Insurance

We have general liability insurance which incorporates a semi-self-insured plan under which we assume the full risk of the first $50,000 of exposure per occurrence, while the limited partnerships assume the full risk of the first $10,000 of exposure per occurrence. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During our fiscal year 2011 and again in fiscal year 2012 we were able to purchase excess liability insurance at a reasonable premium, whereby our excess insurance carrier is responsible for $6,000,000 coverage above our primary general liability insurance coverage. With the exception of one (1) limited partnership which has higher general liability insurance coverage to comply with the terms of its lease for the business premises, we are un-insured against liability claims in excess of $7,000,000 per occurrence and in the aggregate.

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

Property Insurance; Windstorm Insurance; Deductibles

For the policy year commencing December 30, 2011, our property insurance will be the second year of our three (3) year property insurance policy with our insurance carrier, including coverage for properties leased by us and our consolidated limited partnerships, and will provide for full insurance coverage for property losses, including those caused by windstorm, such as a hurricane. For property losses caused by windstorm, the property insurance will have fixed deductibles per location, per occurrence. For all other property losses, the property insurance will have deductibles of $10,000 per location, per occurrence. Our insurance expense for the policy year commencing December 30, 2011, including insurance coverage for our consolidated limited partnerships, will be approximately equal to our insurance expense for the policy year which commenced December 30, 2010, ($294,000), as our three (3) year property insurance policy does not provide for premium rate increases during the term of the same.

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

Our restaurants compete directly or indirectly with many well-established competitors, both nationally and locally owned. Due to the competitive nature of the hospitality industry, we have limited our menu price increases, but during the fourth quarter of our fiscal year 2011, higher food costs and higher overall expenses left us with no alternative but to raise our menu prices, which represents our first menu price increases since December, 2007. We continue to offer our customers our customary quality and quantity of beverage and food served, all at a reasonable price. We believe that we have a competitive position in our market because of widespread consumer recognition of the "Flanigan’s Seafood Bar and Grill" name.

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

Employees

As of our fiscal year end 2011, we employed 1,082 persons, of which 792 were full-time and 290 were part-time. Of these, 33 were employed at our corporate offices in administrative capacities and 8 were employed in maintenance. Of the remaining employees, 49 were employed in package liquor stores and 992 in restaurants.

None of our employees are represented by collective bargaining organizations. We consider our labor relations to be favorable.

	Positions and Offices		Office or Position
Name	Currently Held	Age	Held Since

James G. Flanigan	Chairman of the Board	47	(1)
	of Directors, Chief
	Executive Officer and
	President

August Bucci	Chief Operating Officer	67	2002
	and Executive Vice
	President

Jeffrey D. Kastner	Chief Financial Officer	58	(2)
	General Counsel and
	Secretary

Jean Picard	Vice President of	73	2002
	Package Liquor Store
	Operations

(1) Chairman of the Board of Directors, Chief Executive Officer since 2005; President since 2002.

(2) Chief Financial Officer since 2004; Secretary since 1995; and General Counsel since 1982.

Flanigan’s 401(k) Plan

Effective July 1, 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and/or matching contributions. During our fiscal years ended October 1, 2011 and October 2, 2010, the Board of Directors approved discretionary matching contributions totaling $24,000 and $21,000, respectively.

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

General Economic Factors May Adversely Affect Results Of Operations

The disruption experienced in the United States and global credit markets during the second half of calendar year 2008 and which continued into calendar year 2009 has adversely affected domestic and global credit markets. During our fiscal year ended October 1, 2011, we received private financing to purchase the real property and improvements of one (1) location upon which we operate a combination package liquor store and restaurant. While the impact of the current crisis made it more difficult to obtain financing, we were able to procure financing but at a higher cost and upon less favorable terms than in the past. From an operating standpoint, our business is dependent to a significant extent on regional and local economic conditions, particularly those that affect our customers. In particular, where our customers’ disposable income available for discretionary spending is reduced (such as by job losses, credit constraints and higher housing, taxes, energy, interest or other costs) or where the perceived wealth of our customers has decreased (because of circumstances such as lower residential real estate values, increased tax rates or other economic disruptions), our business could experience lower sales and customer traffic as potential customers choose lower cost alternatives or choose alternatives to dining out. These factors could reduce our sales and profitability. The current financial crisis has resulted in the need for additional advertising and promotions to maintain our customer traffic.

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

Our Inability To Successfully And Sufficiently Raise Menu Prices Could Result In A Decline In Profitability.

We utilize menu price increases to help offset cost increases, including increased cost for commodities, minimum wages, employee benefits, insurance arrangements, construction, utilities and other key operating costs. If our selection and amount of menu price increases are not accepted by consumers and reduce guest traffic, or are insufficient to counter increased costs, our financial results could be negatively affected. However, we have not experienced any adverse affects from our recent menu price increases.

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

Our Business Could Be Materially Adversely Affected If We Are Unable To Expand In A Timely And Profitable Manner

To grow successfully, we must open new restaurants on a timely and profitable basis. We have experienced delays in restaurant openings from time to time and may experience delays in the future. During our fiscal years 2011 and 2010, we did not open any new restaurants, nor do we have any new restaurants under development.

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

If We Are Unable To Protect Our Customers’ Credit Card Data, We Could Be Exposed To Data Loss, Litigation, And Liability, And Our Reputation Could Be Significantly Harmed.

In connection with credit card sales, we transmit confidential credit card information by way of secure private retail networks. Although we use private networks, third parties may have the technology or know-how to breach the security of the customer information transmitted in connection with credit card sales, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. If a person is able to circumvent these security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation, and liability, and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation.

Item 1B. Unresolved Staff Comments

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1B.

Item 2. Properties

Our operations are conducted primarily on leased property with the exception of (i) a 10,000 square foot stand-alone building located in Fort Lauderdale, Florida that we purchased in December, 1999, which since April, 2001 has housed our corporate headquarters; (ii) a 4,600 square foot stand-alone building located in Hallandale, Florida that we purchased in July, 2006 and which since September, 1968 has housed our Hallandale, Florida Company-owned combination restaurant and package liquor store (Store #31); (iii) a 4,120 square foot stand-alone building in Hollywood, Florida we constructed in November, 2003, upon real property we acquired in September, 2001 pursuant to a 25 year ground lease interest, (a portion of this building is leased to an unaffiliated third party), and which since November, 2003 has housed our Hollywood, Florida Company-owned package liquor store (Store #4); (iv) a 4,500 square foot stand-alone building located in Hollywood, Florida that we purchased in October, 2009 and which since March, 1972 has housed our Hollywood, Florida Company-owned combination restaurant and package liquor store (Store #19); (v) a 4,600 square foot stand-alone building located in Fort Lauderdale, Florida that we purchased in August, 2010 and which since December, 1968 has housed our Fort Lauderdale, Florida Company-owned restaurant (Store #22); (vi) a 5,100 square foot stand-alone building in North Miami, Florida that we purchased in November, 2010 and which since July, 1968 has housed our North Miami, Florida Company-owned combination restaurant and package store (Store #20); and (vii) a 23,678 square foot two building shopping center in Miami, Florida that we purchased in November, 2011, subsequent to the end of our fiscal year 2011, one building, approximately 18,828 square feet, is leased to twelve unaffiliated third parties and a second stand-alone building, approximately 4,850 square feet, which since April, 2000 has housed our Kendall, Florida based restaurant, which is owned by our affiliated limited partnership (Store #70).

All of our units require periodic refurbishing in order to remain competitive. We have budgeted $600,000 for our refurbishing program for fiscal year 2012. See Item 7, "Liquidity and Capital Resources" for discussion of the amounts spent in fiscal year 2011.

The following table summarizes information related to the properties upon which our operations are conducted:

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Big Daddy's Liquors #4 Flanigan's Enterprises Inc. (6) 7003 Taft Street Hollywood, FL	1,978	N/A	Company	3/1/02 to 2/28/27 and Options to 2/28/47

Big Daddy's Liquors #7 Flanigan's Enterprises, Inc. 1550 W. 84th Street Hialeah, FL	1,450	N/A	Company	11/1/00 to 10/31/12 and Annual Options to 10/31/15

Big Daddy's Liquors #8 Flanigan's Enterprises, Inc 959 State Road 84 Fort Lauderdale, FL	1,942	N/A	Company	5/1/99 to 4/30/14

Flanigan’s Seafood Bar and Grill #9 Flanigan’s Enterprises, Inc. 1550 W. 84th Street Hialeah, FL	4,300	130	Company	1/1/10 to 12/31/14 Options to 12/31/24

Flanigan's Legends Seafood Bar and Grill #11 11 Corporation (1) 330 Southern Blvd. W. Palm Beach, FL	5,000	150	Franchise	1/4/00 to 1/3/20 Option to 1/3/25

Flanigan's Seafood Bar and Grill #12 Flanigan’s Enterprises, Inc. 2405 Tenth Ave. North Lake Worth, FL	5,000	180	Company	11/15/92 to 11/15/13 Option to 11/15/16

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Flanigan's Seafood Bar and Grill #14 Big Daddy's #14, Inc. (1)(2)(5) 2041 NE Second St. Deerfield Beach, FL	3,320	90	Franchise	6/1/79 to 6/1/14 Option to 6/1/19

Flanigan’s Seafood Bar and Grill #15 CIC Investors #15 Ltd.(1) 1479 E. Commercial Blvd. Ft. Lauderdale, FL	4,000	90	Franchise/ Limited Partner	1/1/09 to 8/31/16 Options to 12/31/24

Flanigan's Seafood Bar and Grill #18 Twenty Seven Birds Corp. (1)(2) 2721 Bird Avenue Miami, FL	4,300	100	Franchise	2/15/72 to 12/31/15 Option to 12/31/20

Flanigan’s Seafood Bar and Grill #19 Flanigan’s Enterprises, Inc. (9) 2505 N. University Dr. Hollywood, FL	4,500	160	Company	Company-Owned

Flanigan's Seafood Bar and Grill #20 Flanigan's Enterprises Inc. (11) 13205 Biscayne Blvd. North Miami, FL	5,100	140	Company	Company-Owned Parking Lease 5/1/69 to 12/31/12 Annual options until the Company fails to exercise

Flanigan's Seafood Bar and Grill #22 Flanigan's Enterprises, Inc. (10) 2600 W. Davie Blvd. Ft. Lauderdale, FL	4,100	200	Company	Company-Owned

Flanigan's Seafood Bar and Grill #31 Flanigan's Enterprises, Inc. 4 N. Federal Highway Hallandale, FL	4,600	150	Company	Company Owned

Flanigan's Seafood Bar and Grill #33 (8) Flanigan’s Enterprises, Inc. 45 S. Federal Highway Boca Raton, FL	4,620	130	Company	10/1/10 to 5/31/20

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Big Daddy's Liquors #34 Flanigan's Enterprises, Inc. 9494 Harding Ave. Surfside, FL	3,000	N/A	Company	5/29/97 to 5/28/12 Option to 5/28/17

Flanigan's Seafood Bar and Grill #40, Flanigan's Enterprises, Inc. 5450 N. State Road 7 N. Lauderdale, FL	4,600	140	Company	4/1/71 to 12/31/15

Piranha Pat's #43 BD 43 Corporation (1)(2) 2500 E. Atlantic Blvd. Pompano Beach, FL	4,500	90	Franchise	12/1/72 to 11/30/12 Option to 11/30/22

Big Daddy's Liquors #47 Flanigan's Enterprises, Inc. (3) 8600 Biscayne Blvd. Miami, FL	6,000	N/A	Company	12/21/68 to 1/1/20 Options to 1/1/50

Flanigan’s Seafood Bar and Grill #13, CIC Investors #13, Ltd. 11415 S. Dixie Highway Pinecrest, FL	8,000	200	Limited Partnership	06/01/91 to 5/31/16 Option to 5/31/21

Flanigan’s Seafood Bar and Grill #50, CIC investors #50, Ltd. 17185 Pines Boulevard Pembroke Pines, FL	4,000	200	Limited Partnership	10/24/06 to 10/23/16 Options to 10/23/26

Flanigan’s Seafood Bar and Grill #55 CIC Investors #55, Ltd. 2190 S. University Drive Davie, Florida	5,900	200	Limited Partnership	1/5/07 to 12/31/21 Options to 12/31/31

Flanigan's Seafood Bar and Grill #60 CIC Investors #60 Ltd. 9516 Harding Avenue Surfside, FL	6,800	200	Limited Partnership	8/1/97 to 12/31/21

Flanigan’s Seafood Bar and Grill #65 CIC Investors #65, Ltd. 2335 State Road 7, Suite 100 Wellington, FL	6,128	200	Limited Partnership	5/01/05 to 6/30/15 Options to 3/31/25

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Flanigan's Seafood Bar and Grill #70 CIC Investors #70 Ltd. 12790 SW 88 St Kendall, FL	4,850	161	Limited Partnership	4/1/00 to 3/31/15 Options to 3/31/30

Flanigan’s Seafood Bar and Grill #75 (12) Flanigan’s Enterprises, Inc. 950 S. Federal Highway Stuart, FL	7,000	200	Limited Partnership	5/1/10 to 4/30/13 Option to 4/30/16

Flanigan's Seafood Bar and Grill #80 CIC Investors #80 Ltd. 8695 N.W. 12th St Miami, FL	5,000	165	Limited Partnership	6/15/01 to 12/14/19 Options to 12/14/39

Flanigan's Seafood Bar and Grill #95 CIC Investors #95 Ltd. 2460 Weston Road Weston, FL	5,700	235	Limited Partnership	7/29/01 to 7/28/17 Options to 7/28/32

Mardi Gras Flanigan’s Enterprises, Inc., #600 (4)(7) Powers Ferry Landing Atlanta, GA	10,000	400	Company	4/30/06 to 4/30/16 Option to 4/30/26

(1)	Franchised by Company.

(2)	Lease assigned to franchisee.

(3)	In 1974, we sold and assigned the underlying ground lease to unaffiliated third parties and simultaneously subleased it back. As of October 1, 2011, we have purchased from the unaffiliated third parties and own 52% of the underlying ground lease and our sublease agreement. As a result, we pay all rent due under the ground lease, but only 48% of the rent due under the sublease agreement.

(4)	Location managed by an unaffiliated third party.

(5)	Effective December 1, 1998, we purchased the Management Agreement to operate the franchised restaurant for the franchisee.

(6)	Ground lease executed by us on September 25, 2001. We constructed a 4,120 square foot building, of which 1,978 square feet is used by us for the operation of a package liquor store and the other 2,142 square feet is subleased to an unaffiliated third party as retail space. The package liquor store opened for business on November 17, 2003.

(7)	During the third quarter of our fiscal year 2006, our lease for this location expired. The unaffiliated third party entered into a new lease for the business premises effective May 1, 2006 and as of that date, we no longer have responsibility to pay any amounts under the lease.

(8)	During the first quarter of our fiscal year 2010, we purchased the operating assets of this restaurant from our franchisee and during the fourth quarter of our fiscal year 2010, we entered into a new lease for this location.

(9)	During the first quarter of our fiscal year 2010, we closed on the purchase of the real property and building of this location.

(10)	During the fourth quarter of our fiscal year 2010, we closed on the purchase of the real property and building of this location.

(11)	During the first quarter of our fiscal year 2011, we closed on the purchase of the real property and building of this location.

(12)	During the fourth quarter of our fiscal year 2011, we purchased the operating assets of this restaurant from our limited partnership.

Recent Purchase of Real Property

Kendall, Florida

During the fourth quarter of our fiscal year 2011 we contracted for the purchase of a two building shopping center in Miami, Florida, which consists of one building which is leased to twelve unaffiliated third parties and a second stand-alone building where our limited partnership owned restaurant located at 12790 SW 88th Street, Miami, Florida,(Store #70), operates. Subsequent to the end of our fiscal year 2011, we assigned all of our rights under the contract to a new wholly owned subsidiary, (Flanigan’s Calusa Center, LLC, a Florida limited liability company), and closed on the purchase. We paid $6,140,000 for this property, $4,500,000 of which we borrowed from a non-affiliated third party lender, pursuant to a first mortgage, (the “$4.5M Mortgage Loan”), which we guaranteed. The $4.5M Mortgage Loan is in the original principal amount of $4,500,000 and bears interest at a variable rate. We entered into an interest rate swap agreement to hedge the interest rate risk as to $3,750,000 of the principal amount, (the “$3.75M Hedged Amount”), which fixed the interest rate as to that portion of the principal amount of the $4.5M Mortgage Loan at 4.51% per annum throughout the term of the loan. The $4.5M Mortgage Loan is amortized over twenty (20) years, with our current monthly payment of principal and interest as to the $3.75M Hedged Amount, each in the amount of $23,700 and with our current monthly payment of principal and interest as to that portion of the principal amount not fixed by the interest rate swap agreement, ($750,000), payable at a variable interest rate, (2.49% as of November 30, 2011). The entire principal balance and all accrued but unpaid interest is due on December 1, 2019.

Purchase of Operating Assets from Limited Partnership

Stuart, Florida

During the fourth quarter of our fiscal year 2011, we purchased from our limited partnership, the operating assets of the restaurant located at 950 S. Federal Highway, Stuart, Martin County, Florida for a purchase price of $664,000 and on July 31, 2011 this restaurant began operating as a Company-owned restaurant.

Extension of Existing Lease for Existing Location

Surfside, Florida

During the first quarter of our fiscal year 2011, the limited partnership which owns the restaurant located at 9516 Harding Avenue, Surfside, Florida, (Store #60), extended its lease for a period of ten years. The renewal terms are substantially the same as the existing lease, except that the annual rent was subject to an increase effective January 1, 2011 and will thereafter be subject to fixed annual increases.

Sale of Guaranteed Leasehold Interest

During the second quarter of our fiscal year 2011, we sold our interest, as guarantor, of a nine (9) year leasehold interest in premises we do not currently use in our operations to an unrelated third party for $231,250. Prior to the sale we received annual net income of approximately $45,000 from an unrelated sublessee. The lease for the location was terminated, thereby also terminating our guaranty of the leasehold interest. The proceeds from this transaction are recognized as other income in the accompanying Consolidated Statements of Income.

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

We own the building where our corporate offices are located. On April 16, 2001, we filed suit against the owner of the adjacent shopping center to determine our right to non-exclusive parking in the shopping center. During fiscal year 2007, the appellate court affirmed and upon re-hearing, again affirmed the granting of a summary judgment in favor of the shopping center. The seller from whom we purchased the building was named as a defendant in the lawsuit by the owner of the adjacent shopping center and we filed and served a cross-complaint against the seller. During the fourth quarter of our fiscal year 2009, the seller was awarded reimbursement of its attorneys’ fees and costs in the amount of $109,000 and during the second quarter of our fiscal year 2010, the trial court denied our motion for re-consideration of a portion of the award. During the third quarter of our fiscal year 2010, we paid the award of attorneys’ fees and costs. During the second quarter of our fiscal year 2009, the seller filed suit against us for malicious prosecution. During the second quarter of our fiscal year 2010, the court denied the seller’s motion for punitive damages. During the fourth quarter of our fiscal year 2011, we settled the suit with a payment of $2,500.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NYSE/AMEX under the symbol “BDL”. The following table sets forth the high and low sales prices of a share of our common stock for the periods specified as reported by the NYSE/AMEX:

Fiscal Year 2010	High	Low
First Quarter (October 4, 2009 - January 2, 2010)	$6.62	$5.00
Second Quarter (January 3, 2010 – April 3, 2010)	$7.45	$5.03
Third Quarter (April 4, 2010 – July 2, 2010)	$7.50	$6.25
Fourth Quarter (July 3, 2010 – October 2, 2010)	$7.34	$5.65

Fiscal Year 2011
First Quarter (October 3, 2010 - January 1, 2011)	$8.92	$6.59
Second Quarter (January 2, 2011 – April 2, 2011)	$9.02	$7.56
Third Quarter (April 3, 2011 – July 2, 2011)	$9.46	$7.27
Fourth Quarter (July 3, 2011 – October 1, 2011)	$7.90	$6.48

Holders

As of the close of business on December 28, 2011, there were approximately 317 holders of record of our common stock.

Dividend Policy

On December 22, 2010, our Board declared a cash dividend of 10 cents per share payable on January 18, 2011 to shareholders of record on January 7, 2011. We did not declare or pay any cash dividends on our capital stock in our fiscal year 2010. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Equity Compensation Plan Information

The following table sets forth information at October 1, 2011 regarding compensation plans under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants, restricted	Weighted-average exercise price of outstanding options, warrants, restricted	Number of securities remaining available for future issuance under equity compensation
Plan category	stock and rights	stock and rights	Plans

Equity compensation plans approved by security holders	—	$—	40,000
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	40,000

Issuer Repurchases of Equity Securities

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, the Board of Directors authorized management to purchase up to 100,000 shares of our common stock. Since the Board’s 2007 authorization, we have purchased an aggregate of 32,186 shares, of which 868 shares were purchased by us in fiscal year 2011. During the fourth quarter of our fiscal year 2011, we purchased 50 shares from an employee in an off the market transaction, which reflected an actual per share purchase price which was equal to the average per share market price on the date of purchase.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 3, 2011 – August 2, 2011	None			67,864
August 3, 2011 – September 2, 2011	None			67,864
September 3, 2011 –October 1, 2011	50	7.11	50	67,814
Total as of October 1, 2011	50	7.11	50	67,814

Item 6. Selected Financial Data

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the captions “Risk Factors”. In addition, the following discussion and analysis should be read in conjunction with the 2011 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere in this report.

Overview

Financial Information Concerning Industry Segments

Our business is conducted principally in two segments: the restaurant segment and the package liquor store segment. Financial information broken into these two principal industry segments for the two fiscal years ended October 1, 2011 and October 2, 2010 is set forth in the consolidated financial statements which are attached hereto.

General

At October 1, 2011, we (i) operated 24 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of one restaurant and four combination restaurants/package liquor stores, (one restaurant of which we operate).

Franchised Units. In exchange for our providing management and related services to our franchisees and granting them the right to use our service marks "Flanigan's Seafood Bar and Grill" and "Big Daddy's Liquors", our franchisees (five of which are franchised to members of the family of our Chairman of the Board, officers and/or directors), are required to (i) pay to us a royalty equal to 1% of gross package liquor sales and 3% of gross restaurant sales; and (ii) make advertising expenditures equal to between 1.5% to 3% of all gross sales based upon our actual advertising costs allocated between stores, pro-rata, based upon gross sales.s

Affiliated Limited Partnership Owned Units. We manage and control the operations of the eight restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is managed and controlled by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated with our results of operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method.

Results of Operations

REVENUES (in thousands):
	Fifty Two		Fifty Two
	Weeks Ended		Weeks Ended
	Oct. 1, 2011		Oct. 2, 2010
Sales
Restaurant, food	$45,951	64.8%	$44,354	64.6%
Restaurant, bar	11,814	16.7%	11,363	16.6%
Package goods	13,141	18.5%	12,898	18.8%
Total	70,906	100.0%	68,615	100.0%
Franchise related revenues	1,023		1,076
Owner’s fee	161		165
Other operating
income	219		137
Total Revenues	$72,309		$69,993

Comparison of Fiscal Years Ended October 1, 2011 and October 2, 2010

Revenues. Total revenue for our fiscal year 2011 increased $2,316,000 or 3.31% to $72,309,000 from $69,993,000 for our fiscal year 2010.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $45,951,000 for our fiscal year 2011 as compared to $44,354,000 for our fiscal year 2010. Comparable weekly restaurant food sales (for restaurants open for all of our fiscal years 2011 and 2010, which consists of seven restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $808,000 and $780,000 for our fiscal years 2011 and 2010, respectively, an increase of 3.59%. Comparable weekly restaurant food sales for Company owned restaurants only was $325,000 and $311,000 for our fiscal years 2011 and 2010, respectively, an increase of 4.50%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $483,000 and $469,000 for our fiscal years 2011 and 2010, respectively, an increase of 2.99%. We increased menu prices during the fourth quarter of our fiscal year 2011 to offset higher food costs and overall expenses.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $11,814,000 for our fiscal year 2011 as compared to $11,363,000 for our fiscal year 2010. Comparable weekly restaurant bar sales (for restaurants open for all of our fiscal years 2011 and 2010, which consists of seven restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $205,000 and $199,000 for our fiscal years 2011 and 2010, respectively, an increase of 3.02%. Comparable weekly restaurant bar sales for Company owned restaurants only was $79,000 and $78,000 for our fiscal years 2011 and 2010, respectively, an increase of 1.28%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $126,000 and $121,000 for our fiscal years 2011 and 2010, respectively, an increase of 4.13%. We increased our bar liquor prices during the fourth quarter of our fiscal year 2010.

Package Liquor Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $13,141,000 for our fiscal year 2011 as compared to $12,898,000 for our fiscal year 2010, an increase of $243,000 or 1.88%. The weekly average of same store package liquor store sales, which includes all nine (9) Company owned package liquor stores, was $253,000 for our fiscal year 2011 as compared to $248,000 for our fiscal year 2010, an increase of 2.02%.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for our fiscal year 2011 increased $2,804,000 or 4.22% to $69,182,000 from $66,378,000 for our fiscal year 2010. The increase was primarily due to a general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2012 due primarily to an expected general increase in food costs, including an increase in our cost of ribs. Operating costs and expenses increased as a percentage of total sales to approximately 95.68% in our fiscal year 2011 from 94.84% in our fiscal year 2010.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for our fiscal year 2011 increased to $37,857,000 from $36,570,000 for our fiscal year 2010. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 65.54% for our fiscal year 2011 and 65.64% for our fiscal year 2010. We anticipate that our gross profit for restaurant food and bar sales will increase during our fiscal year 2012 due primarily to an increase in menu prices instituted in the fourth quarter of our fiscal year 2011, offset by a general increase in food costs, including an increase in our cost of ribs during calendar year 2012.

Package Liquor Store Sales. Gross profit for package liquor store sales for our fiscal year 2011 increased to $4,381,000 from $4,319,000 for our fiscal year 2010. Our gross profit margin (calculated as gross profit reflected as a percentage of package liquor store sales) for package liquor store sales was 33.34% for our fiscal year 2011 and 33.49% for our fiscal year 2010. We anticipate the gross profit margin for package store sales to decrease throughout our fiscal year 2012 due to our inability to purchase “close out” and inventory reduction merchandise from wholesalers.

Payroll and Related Costs. Payroll and related costs for our fiscal year 2011 increased $1,044,000 or 5.05% to $21,712,000 from $20,668,000 for our fiscal year 2010 due primarily to increases in payroll taxes, including unemployment tax. We anticipate that our payroll and related costs will increase through our fiscal year 2012 due primarily to a 4.9% increase in the Florida minimum wage to take effect January 1, 2012. Payroll and related costs as a percentage of total sales was 30.03% in our fiscal year 2011 and 29.53% of total sales in our fiscal year 2010.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold interests) for our fiscal year 2011 increased $98,000 or 2.35% to $4,264,000 from $4,166,000 for our fiscal year 2010. We anticipate that our occupancy costs will decrease through our fiscal year 2012 as a result of our purchase of the shopping center in Kendall, Florida and the elimination of rent from a limited partnership owned restaurant located therein (Store #70) upon consolidation.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for our fiscal year 2011 increased $720,000 or 5.21% to $14,538,000 from $13,818,000 for our fiscal year 2010. Selling, general and administrative expenses increased as a percentage of total sales in our fiscal year 2011 to 20.11% as compared to 19.74% in our fiscal year 2010. We anticipate that our selling, general and administrative expenses will increase through our fiscal year 2012 across all categories.

Depreciation and Amortization. Depreciation and amortization for our fiscal year 2011 increased $112,000 or 4.56% to $2,570,000 from $2,458,000 for our fiscal year 2010. As a percentage of revenue, depreciation and amortization expense was 3.55% of revenue for our fiscal year 2011 and 3.51% of revenue for our fiscal year 2010.

Interest Expense, Net. Interest expense for our fiscal year 2011 increased $132,000 to $615,000 from $483,000 for our fiscal year 2010. Interest expense increased during our fiscal year 2011 primarily due to the interest paid on the mortgages associated with the purchase of the real property upon which our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida (Store #22) and our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20) operate, during the fourth quarter of our fiscal year 2010 and the first quarter of our fiscal year 2011, respectively.

Net Income Attributable to Stockholders. Net income attributable to stockholders for our fiscal year 2011 decreased $230,000 or 13.70% to $1,449,000 from $1,679,000 for our fiscal year 2010. As a percentage of sales, net income for our fiscal year 2011 is 2.00%, as compared to 2.40% in our fiscal year 2010. During our fiscal year 2011, we recognized income of $231,000, offset by income tax of $67,000, from the sale of our interest, as guarantor, of a nine (9) year leasehold interest. Without giving effect to the above non-recurring item, our net income attributable to stockholders for our fiscal year 2011 would have decreased $394,000 or 23.47% to $1,285,000.

New Limited Partnership Restaurants

During our fiscal years 2011 and 2010, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

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

Trends

During the next twelve months, we expect that our gross profit for restaurant food and bar sales will increase due primarily to an increase in menu prices instituted during the fourth quarter of our fiscal year 2011, offset by a general increase in food costs, including an increase in our cost of ribs during calendar year 2012. We expect package store sales to remain stable, although we expect the gross profit margin for package store sales to decrease due to our inability to purchase “close out” and inventory reduction merchandise from wholesalers. We expect higher food costs and higher overall expenses to adversely affect our net income. We also increased our advertising to attract and retain our customers against increased competition. With these menu price increases, we plan to limit further menu price increases as long as possible, but continue to face increased competition and expect higher food costs and higher overall expenses, which will adversely affect our net income. We may be required to raise menu prices wherever competitively possible.

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

Liquidity and Capital Resources

We fund our operations through our cash on hand and positive cash flow from operations. As of October 1, 2011, we had cash of approximately $4,264,000, a decrease of $2,183,000 from our cash balance of $6,447,000 as of October 2, 2010. The decrease in cash as of October 1, 2011 was primarily due to (i) our expending approximately $1,750,000 for the cash portion of the purchase price required to close on the purchase of the real property and building where our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates, offset by $850,000 we borrowed from a related third party at the end of the first quarter, which loan is secured by a mortgage on the real property and building; and (ii) our expending approximately $1,261,000 for renovations to one (1) existing Company owned restaurant. Management believes that the Company’s current cash availability from its cash on hand and the expected cash from operations will be sufficient to fund operations and capital expenditures for at least the next twelve months.

Cash Flows

	Fiscal Years
	2011	2010
	(in thousands)
Net cash and cash equivalents provided by operating activities	$4,352	$7,122
Net cash and cash equivalents used in investing activities	(4,172)	(2,958)
Net cash and cash equivalents used in financing activities	(2,363)	(2,297)
Net increase (decrease) in cash and equivalents	(2,183)	1,867
Cash and equivalents, beginning of year	6,447	4,580
Cash and equivalents, end of year	$4,264	$6,447

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. We acquired property and equipment of $4,586,000, (including $122,000 of which was financed and $28,000 of deposits recorded in other assets as of October 2, 2010), during our fiscal year 2011, including $1,261,000 for renovations to one (1) existing Company owned restaurant. During our fiscal year 2010, we acquired property and equipment of $5,005,000, (including $1,896,000 of which was financed, $99,000 of which was the non-cash purchase of the assets of the franchised restaurant and $36,000 of deposits recorded in other assets as of October 3, 2009), during our fiscal year 2010, including $1,028,000 for renovations to four (4) existing Company owned restaurants. All of our owned units require periodic refurbishing in order to remain competitive. The cost of this refurbishment in our fiscal year 2011 was $1,261,000 for renovations to one (1) existing Company owned restaurant. We anticipate the cost of this refurbishment in our fiscal year 2012 will be approximately $600,000, which funds will be provided from operations.

Debt

As of the end of our fiscal year 2011, we had debt of $8,757,000, as compared to $8,053,000 as of the end of our fiscal year 2010.

Subsequent to the end of our fiscal year 2011, we borrowed $1,600,000 from a non affiliated third party lender, (the “$1.6M Term Loan”), as the cash to close on our purchase of the real property and buildings where our limited partnership restaurant at 12790 SW 88th Street, Miami, Florida (Store #70) is located and to insure that we have adequate working capital and cash reserves. The $1.6M Term Loan is in the principal amount of $1,600,000 and bears interest at a variable interest rate equal to the BBA LIBOR Rate (Adjusted Periodically), plus 2.25%. We entered into an interest rate swap agreement to hedge the interest rate risk, which fixed the interest rate on the term loan at 3.43% per annum throughout the term of the loan. The $1.6M Term Loan is payable interest only for three (3) months and then is fully amortized over forty five (45) months, with our monthly payment of principal and interest, totaling $38,000. We granted our lender a security interest in substantially all of our assets as collateral to secure our repayment obligations under our term loan.

Subsequent to the end of our fiscal year 2011, Flanigan’s Calusa Center, LLC, our wholly owned limited liability company, borrowed $4,500,000 from a non-affiliated third party lender, (the “$4.5M Mortgage”), which we guaranteed, as a part of the purchase price of the real property and buildings where our limited partnership restaurant at 12790 SW 88th Street, Miami, Florida (Store #70) is located. The $4.5M Mortgage Loan is in the original principal amount of $4,500,000 and bears interest at a variable rate equal to the BBA LIBOR Rate (Adjusted Periodically) plus 2.25%. We entered into an interest rate swap agreement to hedge the interest rate risk as to $3,750,000 of the principal amount, (the “$3.75M Hedged Amount”), which fixed the interest rate as to that portion of the principal amount of the $4.5M Mortgage Loan at 4.51% per annum throughout the term of the loan. The $4.5M Mortgage Loan is amortized over twenty (20) years, with our current monthly payment of principal and interest as to the $3.75M Hedged Amount, each in the amount of $23,700 and with our current monthly payment of principal and interest as to that portion of the principal amount not fixed by the interest rate swap agreement, ($750,000), payable at a variable interest rate, (2.49% as of November 30, 2011). The entire principal balance and all accrued but unpaid interest is due on December 1, 2019.

We repaid long term debt, including auto loans, financed insurance premiums and mortgages in the amount of $1,350,000 and $1,075,000 in our fiscal years 2011 and 2010, respectively.

Financed Insurance Premiums

(i) For the policy year beginning December 30, 2009, our property insurance was a two (2) year policy with our insurance carrier. The two (2) year property insurance premium, in the amount of $631,000, was financed in full through an unaffiliated third party lender. The finance agreement was amortized over 20 months and was paid in full during the fourth quarter of our fiscal year 2010.

(ii) For the policy year beginning December 30, 2010, our property insurance is a three (3) year policy with our insurance carrier. The three (3) year property insurance premium is in the amount of $894,000, of which $727,000 is financed through an unaffiliated third party lender. The finance agreement provides that we are obligated to repay the amounts financed, together with interest at the rate of 4.89% per annum, over 30 months, with monthly payments of principal and interest, each in the amount of approximately $25,000. The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(iii) For the policy year beginning December 30, 2010, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers, including automobile and excess liability coverage. The one (1) year general liability insurance premiums, including automobile and excess liability coverage, total, in the aggregate $244,000, of which $195,000 was financed through the same unaffiliated third party lender. The finance agreement obligated us to repay the amounts financed together with interest at the rate of 2.99% per annum, over 9 months, with monthly payments of principal and interest, each in the amount of $23,000 and was paid in full during the fourth quarter of our fiscal year 2011. The finance agreement was secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(iv) For the policy year beginning December 30, 2010, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers, including excess liability coverage. The one (1) year general liability insurance premiums, including excess liability coverage, total, in the aggregate $198,000, of which $159,000 was financed through the same unaffiliated third party lender. The finance agreement obligated us to repay the amounts financed, together with interest at the rate of 2.99% per annum, over 9 months, with monthly payments of principal and interest, each in the amount of $17,000. The finance agreement was secured by a security agreement in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(v) For the policy year beginning December 30, 2011, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers, including automobile and excess liability coverage. The one (1) year general liability insurance premiums, including automobile and excess liability coverage, total, in the aggregate $286,000, of which $250,000 is financed through the same unaffiliated third party lender. The finance agreement obligates us to repay the amounts financed together with interest at the rate of 3.19% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of $25,000. The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(vi) For the policy year beginning December 30, 2011, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers, including excess liability coverage. The one (1) year general liability insurance premiums, including excess liability coverage, total, in the aggregate $356,000, of which $297,000 is financed through the same unaffiliated third party lender. The finance agreement obligates us to repay the amounts financed, together with interest at the rate of 3.19% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of $30,000. The finance agreement is secured by a security agreement in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

As of October 1, 2011, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $573,000.

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants during calendar year 2011, on November 30, 2010, we entered into a purchase agreement with a new rib supplier, whereby we agreed to purchase approximately $3,100,000 of baby back ribs from this vendor at a fixed cost. Pursuant to the terms of our purchase agreement, we opted to purchase the maximum supply of baby back ribs available to take advantage of the more favorable pricing, which supply we estimate will last through February, 2012. As of October 1, 2011, we still owed approximately $1,200,000 under our purchase agreement.

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants, on October 31, 2011, we entered into a purchase agreement with a new rib supplier, whereby we agreed to purchase approximately $3,100,000 of baby back ribs during calendar year 2012, commencing March 1, 2012, from this vendor at a fixed cost. While we anticipate purchasing all of our rib supply from this vendor, we believe there are several other alternative vendors available, if needed.

Purchase of Limited Partnership Interests

During our fiscal year 2011, we purchased from one limited partner (who is not an officer, director or family member of officers or directors) a limited partnership interest of 1.06% in one (1) limited partnership which owns a restaurant for an aggregate purchase price of $17,000. During our fiscal year 2010, we purchased from two separate limited partners (neither of whom are officers, directors or family members of officers or directors) limited partnership interests of 0.15% and 0.30%, respectively, in one (1) limited partnership which owns a restaurant for an aggregate purchase price of $10,000.

Working capital

The table below summarizes our current assets, current liabilities and working capital for our fiscal years 2011 and 2010:

	Oct. 1	Oct. 2
(in thousands)	2011	2010

Current assets	$8,293	$9,754

Current liabilities	6,473	6,373

Working capital	1,820	3,381

Our working capital as of October 1, 2011 decreased by 46.17% from working capital as of October 2, 2010. Our working capital decreased during our fiscal year 2011 from our working capital for our fiscal year ended October 2, 2010 primarily due to our (i) use of approximately $900,000 in connection with our acquisition of the real property and building where our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates, (ii) use of $1,261,000 for renovations to the existing Company owned restaurant located at 45 South Federal Highway, Boca Raton, Florida; (iii) use of $300,000 in connection with our acquisition of the operating assets of the existing limited partnership owned restaurant located at 950 South Dixie Highway, Stuart, Florida; and (iv) payment on January 18, 2011 of the dividend ($188,000) declared by our Board of Directors on December 22, 2010.

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that our cash on hand and positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures throughout our fiscal year 2012.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of the end of our fiscal year 2011 or our fiscal year 2010.

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

Estimated Useful Lives of Property and Equipment

The estimates of useful lives for property and equipment are significant estimates. Expenditures for the leasehold improvements and equipment when a restaurant is first constructed are material. In addition, periodic refurbishing takes place and those expenditures can be material. We estimate the useful life of those assets by considering, among other things, expected use, life of the lease on the building, and warranty period, if applicable. The assets are then depreciated using a straight line method over those estimated lives. These estimated lives are reviewed periodically and adjusted if necessary. Any necessary adjustment to depreciation expense is made in the income statement of the period in which the adjustment is determined to be necessary.

Consolidation of Limited Partnerships

As of October 1, 2011, we operate eight (8) restaurants as general partner of the limited partnerships that own the operations of these restaurants. Additionally, we expect that any expansion which takes place in opening new restaurants will also result in us operating the restaurants as general partner. In addition to the general partnership interest we also purchase limited partnership units ranging from 18% to 48% of the total units outstanding. As a result of these controlling interests, we consolidate the operations of these limited partnerships with ours despite the fact that we do not own in excess of 50% of the equity interests. All intercompany transactions are eliminated in consolidation. The minority interests in the earnings of these limited partnerships are removed from net income and are not included in the calculation of earnings per share.

Income Taxes

FASB ASC Topic 740 – Income Taxes, requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss and tip credit carryforwards to the extent that realization of said benefits is more likely than not. For discussion regarding our carryforwards refer to Note 6 to the consolidated financial statements for our fiscal year 2011.

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

At October 1, 2011, we had two variable rate debt instruments outstanding that are impacted by changes in interest rates. In July, 2010, we converted the amount outstanding on our line of credit ($1,586,000) to a term loan (the “Term Loan”) and we also re-financed the mortgage loan encumbering our corporate offices (the “Refinanced Mortgage Loan”). As a means of managing our interest rate risk on these and two additional debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following four (4) interest rate swap agreements:

(i) One (1) interest rate swap agreement entered into in July, 2010 relates to the Term Loan, (the “Term Loan Swap”), which converts the LIBOR based variable rate interest to a fixed rate. The Term Loan Swap requires us to pay interest for a three (3) year period at a fixed rate of 4.55% on an initial amortizing notional principal amount of $1,586,000, while receiving interest for the same period at the British Bankers Association LIBOR (“LIBOR”), Daily Floating Rate, plus 3.25%, on the same amortizing notional principal amount. Under this method of accounting, at October 1, 2011, we determined the fair value of the Term Loan Swap to be a liability of approximately ($10,000) based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender. The fair value of the Term Loan Swap at October 1, 2011 was not significant; and

(ii) The second interest rate swap agreement entered into July, 2010 relates to the Refinanced Mortgage Loan (the “Mortgage Loan Swap”). The Mortgage Loan Swap requires us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount. Under this method of accounting, at October 1, 2011, we determined the fair value of the Mortgage Loan Swap to be a liability of approximately ($73,000) based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender. The fair value of the Mortgage Loan Swap, at October 1, 2011 was not significant.

(iii) Subsequent to the end of our fiscal year 2011, we entered a third swap agreement relating to the $1.6M Term Loan. The swap agreement hedges our interest rate risk and fixed the interest rate of the $1.6M Term Loan at 3.43% per annum throughout the term of the loan.

(iv) Subsequent to the end of our fiscal year 2011, Flanigan’s Calusa Center, LLC, our wholly owned limited liability company, entered into a swap agreement related to $3,750,000 of the $4.5M Mortgage. The swap agreement hedges our interest rate risk as to $3,750,000 of the $4.5M Mortgage at 4.51% per annum throughout the term of the loan.

At October 1, 2011, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

Management’s Assessment of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 1, 2011, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 29, 2012.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 29, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 29, 2012.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 29, 2012.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 29, 2012.

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

		10-K	9/27/03	10(aa)

10(bb)	Limited Partnership Agreement of CIC Investors #65, Ltd., dated June 24, 2004, between Flanigan’s Enterprises, Inc., as General Partner, and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning twenty six percent of the limited partnership. *	10-K	10/2/2004	10(bb)

10(cc)	Amended and Restated Limited Partnership Certificate and Agreement of CIC Investors #13, Ltd., dated March 1, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning thirty nine percent of the limited partnership. *	10-K	9/30/2006	10(cc)

10(dd)	Limited Partnership Agreement of CIC Investors #50, Ltd., dated October 17, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning sixteen percent of the limited partnership. *	10-K	9/29/2007	10(dd)

10(ee)	Limited Partnership Agreement of CIC Investors #55, Ltd., dated December 12, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning forty eight percent of the limited partnership. *	10-K	9/29/2007	10(ee)

13	Registrant's Form 10-K constitutes the Annual Report to Shareholders for the fiscal year ended October 1, 2011.				X

21(a)	Company's subsidiaries are set forth in this Annual Report on Form 10-K.				X

31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	X

31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	X

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	X

*	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flanigan's Enterprises, Inc.
Registrant

By:	/s/ JAMES G. FLANIGAN II
JAMES G. FLANIGAN II
Chief Executive Officer
Date: 12/28/2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

/s/ JAMES G. FLANIGAN II	Chairman of the Board,	Date: 12/28/2011
James G. Flanigan II	Chief Executor Officer,
and Director

/s/ JEFFREY D. KASTNER	Chief Financial Officer	Date: 12/28/2011
Jeffrey D. Kastner	Secretary and Director

/s/ MICHAEL ROBERTS	Director	Date: 12/28/2011
MICHAEL ROBERTS

/s/ GERMAINE M. BELL	Director	Date: 12/28/2011
Germaine M. Bell

/s/ BARBARA J. KRONK	Director	Date: 12/28/2011
Barbara J. Kronk

/s/ AUGIE BUCCI	Chief Operating Officer	Date: 12/28/2011
Augie Bucci	and Director

/s/ MICHAEL B. FLANIGAN	Director	Date: 12/28/2011
Michael B. Flanigan

/s/ PATRICK J. FLANIGAN	Director	Date: 12/28/2011
Patrick J. Flanigan

/s/ CHRISTOPHER O’NEIL	Director	Date: 12/28/2011
Christopher O’Neil

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 1, 2011 AND OCTOBER 2, 2010

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Income	F-3

Statements of Stockholders’ Equity	F-4

Statements of Cash Flows	F-5 – F-6

Notes to Financial Statements	F-7 - F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Flanigan’s Enterprises, Inc.

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Flanigan’s Enterprises, Inc. and Subsidiaries as of October 1, 2011 and October 2, 2010 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flanigan’s Enterprises, Inc. and Subsidiaries as of October 1, 2011 and October 2, 2010, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Marcum LLP

Fort Lauderdale, FL

December 28, 2011

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 1, 2011 AND OCTOBER 2, 2010

(rounded to the nearest thousandth, except share amounts)

ASSETS	2011	2010
Current Assets:
Cash and cash equivalents	$4,264,000	$6,447,000
Prepaid income taxes	219,000	—
Due from franchisees	—	2,000
Other receivables	152,000	193,000
Inventories	2,185,000	1,985,000
Prepaid expenses	1,119,000	786,000
Deferred tax assets	354,000	341,000
Total current assets	8,293,000	9,754,000

Property and Equipment, Net	26,182,000	23,995,000

Investment in Limited Partnership	140,000	140,000

Other Assets:
Liquor licenses	470,000	470,000
Deferred tax assets	908,000	879,000
Leasehold interests, net	1,233,000	1,445,000
Other	940,000	631,000
Total other assets	3,551,000	3,425,000
Total assets	$38,166,000	$37,314,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$4,673,000	$4,607,000
Income taxes payable	—	269,000
Due to franchisees	632,000	649,000
Current portion of long-term debt	1,151,000	815,000
Deferred revenues	—	7,000
Deferred rent	17,000	26,000
Total current liabilities	6,473,000	6,373,000

Long-Term Debt, Net of Current Portion	7,606,000	7,238,000

Deferred Rent, Net of Current Portion	163,000	180,000

Equity:
Flanigan's Enterprises, Inc. stockholders' equity
Common stock, $.10 par value; 5,000,000 shares authorized; 4,197,642 shares
issued; 1,861,047 and 1,861,915 outstanding for years ended 2011 and 2010	420,000	420,000
Capital in excess of par value	6,240,000	6,240,000
Retained earnings	16,717,000	15,456,000
Treasury stock, at cost, 2,336,595 and 2,335,727 shares for the years
ended 2011 and 2010, respectively	(6,055,000)	(6,049,000)
Total Flanigan's Enterprises, Inc. stockholders' equity	17,322,000	16,067,000
Noncontrolling interests	6,602,000	7,456,000
Total equity	23,924,000	23,523,000
Total liabilities and equity	$38,166,000	$37,314,000

See notes to consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended October 1, 2011 and October 2, 2010

(rounded to the nearest thousandth, except per share amounts)

	2011	2010
Revenues:
Restaurant food sales	$45,951,000	$44,354,000
Restaurant beverage sales	11,814,000	11,363,000
Package goods sales	13,141,000	12,898,000
Franchise-related revenues	1,023,000	1,076,000
Owner's fee	161,000	165,000
Other operating income	219,000	137,000
	72,309,000	69,993,000
Costs and Expenses:
Cost of merchandise sold:
Restaurants and lounges	19,908,000	19,147,000
Package goods	8,760,000	8,579,000
Payroll and related costs	21,712,000	20,668,000
Occupancy costs	4,264,000	4,166,000
Selling, general and administrative expenses	14,538,000	13,818,000
	69,182,000	66,378,000

Income from Operations	3,127,000	3,615,000

Other Income (Expense):
Interest expense	(615,000)	(483,000)
Interest and other income	367,000	103,000
	(248,000)	(380,000)

Income Before Provision for Income Taxes	2,879,000	3,235,000

Provision for Income Taxes	(598,000)	(757,000)

Net Income	2,281,000	2,478,000

Less: Net Income Attributable to Noncontrolling Interests	(832,000)	(799,000)

Net Income Attributable to Stockholders	$1,449,000	$1,679,000

Net Income Per Common Share:
Basic and Diluted	$0.78	$0.90

Weighted Average Shares and Equivalent Shares Outstanding:
Basic and Diluted	1,861,103	1,861,934

 See notes to consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED OCTOBER 1, 2011 AND OCTOBER 2, 2010

(rounded to nearest thousandth, except share amounts)

	Common Stock		Capital in		Treasury Stock
			Excess of	Retained			Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, October 3, 2009	4,197,642	$420,000	$6,240,000	$13,777,000	2,334,709	$(6,043,000)	$7,906,000	$22,300,000

Year Ended October 2, 2010:
Net income	—	—	—	1,679,000	—	—	799,000	2,478,000
Purchase of treasury stock	—	—	—	—	1,018	(6,000)		(6,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,239,000)	(1,239,000)
Purchase of noncontrolling interests	—	—	—	—	—	—	(10,000)	(10,000)
Balance, October 2, 2010	4,197,642	420,000	6,240,000	15,456,000	2,335,727	(6,049,000)	7,456,000	23,523,000

Year Ended October 1, 2011:
Net income	—	—	—	1,449,000	—	—	832,000	2,281,000
Purchase of treasury stock	—	—	—	—	868	(6,000)	—	(6,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,669,000)	(1,669,000)
Purchase of noncontrolling interests	—	—	—	—	—	—	(17,000)	(17,000)
Dividends paid	—	—	—	(188,000)	—	—	—	(188,000)
Balance, October 1, 2011	4,197,642	$420,000	$6,240,000	$16,717,000	2,336,595	$(6,055,000)	$6,602,000	$23,924,000

  See notes to consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 1, 2011 AND OCTOBER 2, 2010

(rounded to nearest thousandth)

	2011	2010
Cash Flows from Operating Activities:
Net income	$2,281,000	$2,478,000
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,358,000	2,241,000
Amortization of leasehold interests	212,000	217,000
Loss on abandonment of property and equipment	61,000	62,000
Gain on Sale of Guaranteed Leasehold	(231,000)	—
Deferred income taxes	(42,000)	(52,000)
Deferred rent	(26,000)	(24,000)
Income from unconsolidated limited partnership	(12,000)	(12,000)
Recognition of deferred revenues	(7,000)	(14,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Due from franchisees	2,000	6,000
Other receivables	33,000	(110,000)
Prepaid income taxes	(219,000)	332,000
Inventories	(200,000)	(33,000)
Prepaid expenses	749,000	603,000
Other assets	(387,000)	31,000
Increase (decrease) in:
Accounts payable and accrued expenses	66,000	851,000
Income taxes payable	(269,000)	269,000
Due to franchisees	(17,000)	277,000
Net cash and cash equivalents provided by operating activities	4,352,000	7,122,000

Cash Flows from Investing Activities:
Collections on notes and mortgages receivable	8,000	20,000
Purchase of property and equipment	(4,436,000)	(2,974,000)
Deposit on purchase of fixed assets	(36,000)	(28,000)
Proceeds from sale of fixed assets	66,000	22,000
Proceeds from sale of guaranteed leasehold	231,000	—
Distributions from unconsolidated limited partnership	12,000	12,000
Purchase of limited partnership interests	(17,000)	(10,000)
Net cash and cash equivalents used in investing activities	(4,172,000)	(2,958,000)

Cash Flows from Financing Activities:
Payments of long-term debt	(1,350,000)	(1,075,000)
Proceeds from long-term debt	850,000	23,000
Dividends paid	(188,000)	—
Purchase of treasury stock	(6,000)	(6,000)
Distributions to noncontrolling interests	(1,669,000)	(1,239,000)
Net cash and cash equivalents used in financing activities	(2,363,000)	(2,297,000)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,183,000)	1,867,000

Cash and Cash Equivalents, Beginning	6,447,000	4,580,000

Cash and Cash Equivalents, Ending	$4,264,000	$6,447,000

See notes to consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

(rounded to nearest thousandth)

	2011	2010
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$615,000	$483,000
Income taxes	$1,128,000	$206,000

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,082,000	$409,000
Purchase deposits transferred to property and equipment	$28,000	$36,000
Purchase of property in exchange for debt	$—	$1,850,000
Refinanced line of credit to term loan with same lender	$—	$1,586,000
Refinanced mortgage on corporate office with new lender	$—	$913,000
Purchase of assets of franchised restaurant	$—	$262,000
Purchase of vehicles in exchange for debt	$122,000	$46,000

 See notes to consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

notes to CONSOLIDATED financial statements

FOR THE YEARS ENDED OCTOBER 1, 2011 AND OCTOBER 2, 2010

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Capitalization

The Company was incorporated in 1959 and operates in South Florida as a chain of full-service restaurants and package liquor stores. Restaurant food and beverage sales make up the majority of our total revenue. At October 1, 2011, we (i) operated 24 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of one restaurant and four combination restaurants/package liquor stores, (one of which we operate). With the exception of one restaurant we operate under the name “The Whale’s Rib”, and in which we do not have an ownership interest, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

The Company’s Articles of Incorporation, as amended, authorize us to issue and have outstanding at any one time 5,000,000 shares of common stock at a par value of $0.10 per share.

We operate under a 52-53 week year ending the Saturday closest to September 30. Our fiscal years 2011 and 2010 are each comprised of a 52-week period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our subsidiaries, all of which are wholly owned, and the accounts of the eight limited partnerships in which we act as general partner and have controlling interests. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Liquor Licenses

In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 350, “Intangibles - Goodwill and Other”, our liquor licenses are indefinite lived assets, which are not being amortized, but are tested annually for impairment (see Note 5).

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

Our estimated useful lives range from three to five years for vehicles, and three to seven years for furniture and equipment. Leasehold improvements are currently being amortized over the shorter of the life of the lease or the life of the asset up to a maximum of 20 years. The building and building improvements of our corporate offices in Fort Lauderdale, Florida; our combination restaurant and package liquor stores in Hallandale, Florida, Hollywood, Florida and North Miami, Florida; and our restaurant in Fort Lauderdale, Florida, all of which we own, are being depreciated over forty years.

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

Cash and Cash Equivalents

We maintain deposit balances with financial institutions which balances may, from time to time, exceed the federally insured limits.  Effective October, 2008 through December 31, 2013, federally insured limits have been increased from $100,000 to $250,000 for interest bearing deposits.  In addition, effective December 31, 2010 through December 31, 2012, our financial banking institutions participate in the Temporary Liquidity Guarantee Program, which program provides FDIC coverage on the full balance of non-interest bearing deposits. At October 1, 2011, we have no deposits in excess of federally insured limits. We have not experienced any losses in such accounts.

Major Supplier

Throughout our fiscal years 2011 and 2010, we purchased substantially all of our food products from one major supplier pursuant to a master distribution agreement which entitled us to receive certain purchase discounts, rebates and advertising allowances. We believe that several other alternative vendors are available, if necessary.

Revenue Recognition

We record revenues from normal recurring sales upon the sale of food and beverages and the sale of package liquor products. We report our sales net of sales tax. Continuing royalties, which are a percentage of net sales of franchised stores, are accrued as income when earned.

Pre-opening Costs

Our pre-opening costs are those typically associated with the opening of a new restaurant and generally include payroll costs associated with the “new restaurant openers” (a team of select

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

notes to CONSOLIDATED financial statements

 (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pre-opening Costs (Continued)

employees who travel to new restaurants to ensure that our high standards for quality are met), rent and promotional costs. We expense pre-opening costs as incurred. During our fiscal years 2011 and 2010, we had no limited partnership restaurants under development and therefore no limited partnerships reported losses primarily due to pre-opening costs.

Advertising Costs

Our advertising costs are expensed as incurred. Advertising costs incurred during our fiscal years ended October 1, 2011 and October 2, 2010 were approximately $318,000 and $465,000 respectively.

General Liability Insurance

We have general liability insurance which incorporates a semi-self-insured plan under which we assume the full risk of the first $50,000 of exposure per occurrence, while the limited partnerships assume the full risk of the first $10,000 of exposure per occurrence. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During our fiscal years ended October 1, 2011 and October 2, 2010, we were able to purchase excess liability insurance at a reasonable premium, whereby our excess insurance carrier is responsible for $6,000,000 coverage above our primary general liability insurance coverage. With the exception of one (1) limited partnership which has higher general liability insurance coverage to comply with the terms of its lease for the business premises, we are un-insured against liability claims in excess of $7,000,000 per occurrence and in the aggregate.

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

 (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (continued)

In accordance with FASB ASC Topic 820-10-50-1, we utilized a valuation model to determine the fair value of our swap agreements. As the valuation models for the swap agreements were based upon observable inputs, they are classified as Level 2 (see Note 9).

Derivative Instruments

We account for derivative instruments in accordance with FASB ASC Topic 815-10-05-4, “Accounting for Derivative Instruments and Hedging Activities” as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. In accordance with FASB ASC Topic 815-10-05-4, derivative instruments are recognized as assets or liabilities in the Company’s consolidated balance sheets and are measured at fair value. We recognized all changes in fair value through earnings unless the derivative is determined to be an effective hedge. We currently have no derivatives which have been designated as hedges (See Note 9).

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

We adopted the provisions regarding Accounting for Uncertainty in Income Taxes, which require the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We applied these changes to tax positions for our fiscal years ending October 1, 2011 and October 2, 2010. We had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing and the current and prior three years remain subject to examination as of October 1, 2011. We do not expect that unrecognized tax benefits will increase within the next twelve months. We recognize accrued interest and penalties related to uncertain tax positions as income tax expense.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

notes to CONSOLIDATED financial statements

 (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

We follow FASB ASC Topic 718, “Compensation – Stock Compensation” to account for stock-based employee compensation, which generally requires, among other things that all employee share-based compensation be measured using a fair value method and that resulting compensation costs be recognized in the consolidated financial statements. We had no unvested stock options as of January 1, 2006 and granted no stock options subsequent thereto, including our fiscal years 2011 and 2010, so there is no compensation expense recorded in our consolidated financial statements for our fiscal years 2011 or 2010.

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

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the presentation of the 2011 consolidated financial statements, which did not have a material impact on our net income or total assets.

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

Issued

In May 2011, the FASB issued an update to ASC Topic 820 - Fair Value Measurements and Disclosures. This update provides guidance on how fair value accounting should be applied where its use is already required or permitted by other standards and does not extend the use of fair value accounting. The Company will adopt this guidance effective in fiscal year 2013 as required and does not expect the adoption to have a significant impact on our consolidated financial statements.

NOTE 2. PROPERTY AND EQUIPMENT

	2011	2010

Furniture and equipment	$10,004,000	$9,987,000
Leasehold improvements	18,035,000	16,704,000
Land and land improvements	8,260,000	7,109,000
Building and improvements	8,049,000	7,218,000
Vehicles	726,000	690,000
	45,074,000	41,708,000
Less accumulated depreciation and amortization	18,892,000	17,713,000
	$26,182,000	$23,995,000

Depreciation and amortization expense for the fiscal years ended October 1, 2011 and October 2, 2010 was approximately $2,358,000 and $2,241,000, respectively.

NOTE 3. LEASEHOLD INTERESTS

	2011	2010

Leasehold interests, at cost	$2,929,000	$2,928,000
Less accumulated amortization	1,696,000	1,483,000
	$1,233,000	$1,445,000

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

notes to CONSOLIDATED financial statements

 (Continued)

NOTE 3. LEASEHOLD INTERESTS (Continued)

Future leasehold amortization as of October 1, 2011 is as follows:

2012	$147,000
2013	127,000
2014	127,000
2015	121,000
2016	115,000
Thereafter	596,000
Total	$1,233,000

NOTE 4. INVESTMENTS IN LIMITED PARTNERSHIPS

We have invested with others, (some of whom are or are affiliated with our officers and directors), in nine limited partnerships which own and operate nine South Florida based restaurants under our service mark “Flanigan’s Seafood Bar and Grill”. During the fourth quarter of our fiscal year 2011, we purchased from our limited partnership, the operating assets of the restaurant located at 950 S. Federal Highway, Stuart, Martin County, Florida and on July 30, 2011 this restaurant began operating as a Company-owned restaurant. In addition to being a limited partner in these limited partnerships, we are the sole general partner of all of these limited partnerships and manage and control the operations of the restaurants except for the restaurant located in Fort Lauderdale, Florida where we only hold a limited partnership interest.

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

As of October 1, 2011, limited partnerships owning three (3) restaurants, (Surfside, Florida, Kendall, Florida and West Miami, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our “Flanigan’s Seafood Bar and Grill” service mark, which use is authorized only while we act as general partner. This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears. Although we have no restaurants under development and whether we will have

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

notes to CONSOLIDATED financial statements

 (Continued)

NOTE 4. INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

any under development in the future will be dependent, among other things, on market conditions and our ability to raise capital, we anticipate that we will continue to form limited partnerships to raise funds to own and operate restaurants under our service mark “Flanigan’s Seafood Bar and Grill” using the same or substantially similar financial arrangement.

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

Weston, Florida

We are the sole general partner and a 30% limited partner in this limited partnership which has owned and operated a restaurant in Weston, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since January 20, 2003. 35.1% of the remaining limited partnership

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

notes to CONSOLIDATED financial statements

 (Continued)

NOTE 4. INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

Weston, Florida (Continued)

interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2011, this limited partnership has returned to its investors approximately 81.25% of their initial cash invested, increased from approximately 73.75% as of our fiscal year ended 2010. This entity is consolidated in the accompanying financial statements.

Wellington, Florida

We are the sole general partner and a 28% limited partner in this limited partnership which has owned and operated a restaurant in Wellington, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since May 27, 2005. 25.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2011, this limited partnership has returned to its investors approximately 52% of their initial cash invested, increased from approximately 47% as of the end of our fiscal year 2010. This en tity is consolidated in the accompanying financial statements.

Pinecrest, Florida

We are the sole general partner and 40% limited partner in this limited partnership which has owned and operated a restaurant in Pinecrest, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since August 14, 2006. 15.0% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2011, this limited partnership has returned to its investors approximately 65% of their initial cash invested, increased from approximately 50% as of the end of our fiscal year 2010. This entity is consolidated in the accompanying financial statements.

Pembroke Pines, Florida

We are the sole general partner and a 18% limited partner in this limited partnership which has owned and operated a restaurant in Pembroke Pines, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 29, 2007. 17.9% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2011, this limited partnership has returned to its investors approximately 32.0% of their initial cash invested, increased from approximately 18.5% as of the end of our fiscal year 2010. This entity is consolidated in the accompanying financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

notes to CONSOLIDATED financial statements

 (Continued)

NOTE 4. INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

Davie, Florida

We are the sole general partner and a 48% limited partner in this limited partnership which has owned and operated a restaurant in Davie, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since July 28, 2008. 9.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2011, this limited partnership has returned to its investors approximately 19.5% of their initial cash invested, increased from approximately 13.5% as of the end of our fiscal year 2010. This entity is consolidated in the accompanying financial statements.

Fort Lauderdale, Florida

A corporation, owned by one of our directors, acts as sole general partner of a limited partnership which has owned and operated a restaurant in Fort Lauderdale, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since April 1, 1997. We have a 25% limited partnership interest in this limited partnership. 60.1% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. We have a franchise arrangement with this limited partnership. For accounting purposes, we do not consolidate the operations of this limited partnership into our operations. This entity is reported using the equity method in the accompanying consolidated financial statements. The following is a summary of condensed unaudited financial information pertaining to our limited partnership investment in Fort Lauderdale, Florida:

Financial Position:	2011	2010
Current assets	$150,000	$130,000
Non-current assets	452,000	446,000
Current liabilities	152,000	120,000
Non-current liabilities	—	9,000

Operating Results:
Revenues	2,401,000	2,347,000
Gross profit	1,605,000	1,558,000
Net income (loss)	(50,000)	48,000

NOTE 5. LIQUOR LICENSES

Liquor licenses, which are indefinite lived assets, are tested for impairment in September of each of our fiscal years. The fair value of liquor licenses at October 1, 2011, exceeded the carrying amount; therefore, we recognized no impairment loss. The fair value of the liquor licenses was evaluated by comparing the carrying value to recent sales for similar liquor

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

notes to CONSOLIDATED financial statements

 (Continued)

NOTE 5. LIQUOR LICENSES (Contnued)

licenses in the County issued. At October 1, 2011 and October 2, 2010, the total carrying amount of our liquor licenses was $470,000. We acquired no liquor licenses in our fiscal year 2011.

NOTE 6. INCOME TAXES

The components of our provision for income taxes for our fiscal years 2011 and 2010 are as follows:

	2011	2010
Current:
Federal	$502,000	$625,000
State	138,000	183,000
Deferred:	640,000	808,000
Federal	(36,000)	(29,000)
State	(6,000)	(22,000)
	(42,000)	(51,000)
	$598,000	$757,000

A reconciliation of income tax computed at the statutory federal rate to income tax expense is as follows:

	2011	2010

Tax provision at the statutory rate of 34%	$617,000	$823,000
State income taxes, net of federal income tax	85,000	102,000
Deferred tax benefit of tip credit generated	(200,000)	(200,000)
Tax effect of consolidation elimination entry	76,000	5,000
Other	20,000	27,000
	$598,000	$757,000

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

The components of our deferred tax assets at October 1, 2011 and October 2, 2010 were as follows:

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

notes to CONSOLIDATED financial statements

 (Continued)

NOTE 6. INCOME TAXES (Continued)

	2011	2010

Current:
Reversal of aged payables	$27,000	$27,000
Capitalized inventory costs	22,000	20,000
Accrued bonuses	164,000	165,000
Accruals for potential uninsured claims	19,000	21,000
Gift cards	48,000	33,000
JV management fees	74,000	(12,000)
Allowance for account receivable for consolidated affiliate	—	87,000
	$354,000	$341,000
Long-Term:
Book/tax differences in property and equipment	$459,000	$434,000
Limited partnership investments	418,000	418,000
Accrued limited retirement	31,000	27,000
	$908,000	$879,000

NOTE 7. DEBT

Long-Term Debt

	2011	2010
Mortgage payable to bank, secured by a first mortgage on real property and improvements, bearing interest at 7.5%; payable in monthly installments of principal and interest of $28,600, maturing in October, 2013	$3,070,000	$3,175,000
Term loan payable to lender, secured by a blanket lien on all Company assets and a second mortgage on a building, bearing interest at BBA LIBOR +3.25%, (3.48% at October 1, 2011), but fixed at 4.55%, pursuant to a swap agreement, payable in monthly installments of principal and interest of approximately $50,000, fully amortized over 36 months, with the final payment due August, 2013	1,038,000	1,544,000
Mortgage payable to a related third party, secured by first mortgage on a real property and improvements, bearing interest at 10%, amortized over 15 years, payable in monthly installments of principal and interest of approximately $10,800, with a balloon payment of approximately $658,000 due in September, 2018	972,000	1,000,000

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

notes to CONSOLIDATED financial statements

 (Conintued)

Mortgage payable to bank, secured by a first mortgage on real property and improvements, bearing interest at BBA LIBOR +2.25%, (2.48% at October 1, 2011), but fixed at 5.11% pursuant to a swap agreement, amortized over 20 years, payable in monthly installments of principal and interest of approximately $4,600, with a balloon payment of approximately $720,000 due in August, 2017	907,000	934,000
Mortgage payable to unrelated third party, secured by first mortgage on real property and improvements, bearing interest at 8½ %, amortized over 15 years, payable in monthly installments of principal and interest of approximately $8,400, with a balloon payment of approximately $528,000 in November, 2017	794,000	826,000
Mortgage payable, secured by first mortgage on real property and improvements, bearing interest at 10.0%; amortized over 30 years, payable in monthly installments of principal and interest of approximately $4,000, with a balloon payment of approximately $413,000 in May, 2017	437,000	441,000
Financed insurance premiums, secured by all insurance policies, bearing interest between 2.99% and 4.89%, payable in monthly installments of principal and interest in the aggregate amount of $64,000 a month through September 1, 2011 and $24,000 a month through June 1, 2013	573,000	79,000
Mortgage payable to unrelated third party, secured by first mortgage on real property and improvements, bearing interest at 10%, amortized over 15 years, payable in monthly installments of principal and interest of approximately $9,100, with a balloon payment of approximately $555,000 due at January 2019	833,000	—

Other	133,000	54,000
	8,757,000	8,053,000
Less current portion	1,151,000	815,000
	$7,606,000	$7,238,000

Long-term debt at October 1, 2011 matures as follows:

2012	1,151,000
2013	1,058,000
2014	3,005,000
2015	177,000
2016	182,000
Thereafter	3,184,000
$8,757,000

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

notes to CONSOLIDATED financial statements

 (Continued)

NOTE 8. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Legal Matters

We own the building where our corporate offices are located. On April 16, 2001, we filed suit against the owner of the adjacent shopping center to determine our right to non-exclusive parking in the shopping center. During fiscal year 2007, the appellate court affirmed and upon re-hearing, again affirmed the granting of a summary judgment in favor of the shopping center. The seller from whom we purchased the building was named as a defendant in the lawsuit by the owner of the adjacent shopping center and we filed and served a cross-complaint against the seller. During the fourth quarter of our fiscal year 2009, the seller was awarded reimbursement of its attorneys’ fees and costs in the amount of $109,000 and during the second quarter of our fiscal year 2010, the trial court denied our motion for re-consideration of a portion of the award. During the third quarter of our fiscal year 2010, we paid the award of attorneys’ fees and costs. During the second quarter of our fiscal year 2009, the seller filed suit against us for malicious prosecution. During the second quarter of our fiscal year 2010, the court denied the seller’s motion for punitive damages. During the fourth quarter of our fiscal year 2011, we settled the suit with a payment of $2,500.

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

We have a ground lease for an out parcel in Hollywood, Florida where we constructed a 4,120 square foot stand-alone building, one-half (1/2) of which is used by us for the operation of our Company-owned package liquor store and the other one-half (1/2) of which is subleased to an unrelated third party as retail space. Rent for the retail space commenced January 1, 2005, and we generated approximately $57,000 and $50,000 of revenue from this source during our fiscal years ended October 1, 2011 and October 2, 2010, respectively. Total future minimum sublease payments under the non-cancelable sublease are $185,000, including Florida sales tax (currently 6%).

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

notes to CONSOLIDATED financial statements

 (Continued)

NOTE 8. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Leases (Continued)

Future minimum lease payments, including Florida sales tax (currently 6% to 7%) under our non-cancelable operating leases as of October 1, 2011 are as follows:

2012	$2,521,000
2013	2,364,000
2014	2,277,000
2015	2,009,000
2016	1,638,000
Thereafter	5,175,000
Total	$15,984,000

Total rent expense for all of our operating leases was approximately $2,980,000 and $2,924,000 in our fiscal years 2011 and 2010, respectively, and is included in “Occupancy costs” in our accompanying consolidated statements of income. This total rent expense is comprised of the following:

	2011	2010

Minimum Base Rent	$2,537,000	$2,511,000
Contingent Percentage Rent	443,000	413,000
Total	$2,980,000	$2,924,000

During the first quarter of our fiscal year 2011, the limited partnership which owns the restaurant located in Surfside, Florida (Store #60) extended its lease for ten years or until December 31, 2021. The renewal terms are substantially the same as the existing lease, except that the annual rent was subject to an increase January 1, 2011 and will thereafter be subject to fixed annual increases.

We guarantee various leases for franchisees and stores sold in prior years. During the second quarter of our fiscal year 2011, we sold our interest, as guarantor, of a nine (9) year leasehold interest in premises we do not currently use in our operations to an unrelated third party. The lease for this location was terminated, thereby also terminating our guaranty of the leasehold interest. Remaining rental payments required under these leases total approximately $318,000.

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

 (Continued)

NOTE 8. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants during calendar year 2011, on November 30, 2010, we entered into a purchase agreement with a new rib supplier, whereby we agreed to purchase approximately $3,100,000 of baby back ribs from this vendor at a fixed cost. Pursuant to the terms of our purchase agreement, we opted to purchase the maximum supply of baby back ribs available to take advantage of the more favorable pricing, which supply we estimate will last through February, 2012. As of October 1, 2011, we still owed approximately $1,200,000 under our purchase agreement.

Effective October 31, 2011, we entered into another purchase agreement with a new rib supplier. The terms of the agreement stipulate that we will purchase approximately $3,100,000 of baby back ribs during the 2012 calendar year, commencing March 1, 2012, from this vendor at a fixed cost. We contract for the purchase of baby back ribs on an annual basis to fix the cost and ensure adequate supply for the calendar year. We anticipate purchasing all of our rib supply from this vendor, but we believe that several other alternative vendors are available, if necessary.

Franchise Program

At October 1, 2011 and October 2, 2010, we were the franchisor of five units under franchise agreements. Of the five franchised stores, four are combination restaurant/package liquor stores and one is a restaurant. Three franchised stores are owned and operated by related parties. Under the franchise agreements, we provide guidance, advice and management assistance to the franchisees. In addition and for an additional annual fee of approximately $25,000, we also act as fiscal agent for the franchisees whereby we collect all revenues and pay all expenses and distributions. We also, from time to time, advance funds on behalf of the franchisees for the cost of renovations. The resulting amounts receivable from and payable to these franchisees are reflected in the accompanying consolidated balance sheet as either an asset or a liability. We also agree to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. The franchise agreements provide for royalties to us of approximately 3% of gross restaurant sales and 1% of gross package liquor sales. We are not currently offering or accepting new franchises.

Employment Agreement/Bonuses

As of October 1, 2011 and October 2, 2010, we had no employment agreements.

Our Board of Directors approved an annual performance bonus, with 14% of the corporate pre-tax net income, plus or minus non-recurring items, but before depreciation and

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

notes to CONSOLIDATED financial statements

 (Continued)

NOTE 8. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Employment Agreement/Bonuses (Continued)

amortization in excess of $650,000 paid to the Chief Executive Officer and 6% paid to other members of management. Bonuses for our fiscal years 2011 and 2010 amounted to approximately $647,000 and $700,000, respectively.

Our Board of Directors also approved an annual performance bonus, with 5% of the pre-tax net income before depreciation and amortization from our restaurants in excess of $1,875,000 and our share of the pre-tax net income before depreciation and amortization from the restaurants owned by the limited partnerships paid to the Chief Operating Officer and 5% paid to the Chief Financial Officer. Bonuses for our fiscal years 2011 and 2010 amounted to approximately $392,000 and $396,000, respectively.

Our Board of Directors approved an annual performance bonus, with 3% of the pre-tax net income before depreciation and amortization from the package liquor stores paid to the Vice President of Package Operations. Bonuses for our fiscal years 2011 and 2010 amounted to approximately $37,000 and $38,000, respectively.

Management Agreements

Atlanta, Georgia

We own, but do not operate, an adult entertainment nightclub located in Atlanta, Georgia which operates under the name “Mardi Gras”. We have a management agreement with an unaffiliated third party to manage the club. Under our management agreement, the unaffiliated third party management firm is obligated to pay us an annual amount, paid monthly, equal to the greater of $150,000 or ten (10%) percent of gross sales from the club, offset by one-half (1/2) of any rental increases, provided our fees will never be less than $150,000 per year. For our fiscal years ended October 1, 2011 and October 2, 2010, we generated $161,000 and $165,000 of revenue, respectively, from the operation of the club.

Deerfield Beach, Florida

Since January 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The management agreement is being amortized on a straight line basis over the life of the initial term of the agreement, ten (10) years. As of October 1, 2011 and October 2, 2010, the balance of our management agreement of $212,000 and $262,000 was included in other assets in the accompanying consolidated balance sheet. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant. During the third quarter of our fiscal year 2011, the term of the management agreement was extended through January 9, 2036. As a part of the consideration for the extension of the management agreement, we agreed to eliminate our right to terminate the management agreement upon thirty (30) days written notice, with or without cause, but retained the right to terminate in the event our outstanding funded operating losses exceeded $100,000 cumulatively, at any time during the term of the management agreement. For our fiscal years ended October 1, 2011 and October 2, 2010, we generated $250,000 and $263,000 of revenue, respectively, from

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

notes to CONSOLIDATED financial statements

 (Continued)

NOTE 8. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Management Agreements (Continued)

Deerfield Beach, Florida (Continued)

providing these management services. As of October 1, 2011, we have generated revenue in excess of the purchase price of the management agreement.

NOTE 9. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

As of October 1, 2011, we have fully adopted FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, for financial assets and liabilities and for non-financial assets and liabilities that are recognized or disclosed at fair value on at least an annual basis. Topic 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of non-performance. Topic 820 establishes a fair market hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Topic 820 establishes three levels of inputs that may be used to measure fair value:

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

 (Continued)

NOTE 9. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS (Continued)

Interest Rate Swap Agreements

At October 1, 2011, we had two variable rate debt instruments (the Term Loan and the Refinanced Mortgage Loan) outstanding that are impacted by changes in interest rates. As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with third party financial institutions to effectively convert certain variable rate debt obligations to fixed rates. We are currently party to the following two (2) interest rate swap agreements:

(i) One (1) interest rate swap agreement entered into in July, 2010 relates to the Term Loan, (the “Term Loan Swap”). The Term Loan Swap requires us to pay interest for a three (3) year period at a fixed rate of 4.55% on an initial amortizing notional principal amount of $1,586,000, while receiving interest for the same period at the British Bankers Association LIBOR (“LIBOR”), Daily Floating Rate, plus 3.25%, on the same amortizing notional principal amount. Under this method of accounting, at October 1, 2011, we determined the fair value of the Term Loan Swap based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender (Level 2 Input). The fair value of the Term Loan Swap was not significant at year end; and

(ii) The second interest rate swap agreement entered into in July, 2010 relates to the Refinanced Mortgage Loan (the “Mortgage Loan Swap”). The Mortgage Loan Swap requires us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount. Under this method of accounting, at October 1, 2011, we determined the fair value of the Mortgage Loan Swap based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender (Level 2 Input). The fair value of the Mortgage Loan Swap was not significant at year end.

NOTE 10. COMMON STOCK

Treasury Stock

Purchase of Common Shares

Pursuant to a discretionary plan approved by the Board of Directors, during our fiscal year 2011, we purchased 868 shares of our common stock for an aggregate purchase price of $6,000. Of the shares purchased, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for $6,000, 18 shares of our common stock were purchased in a private transaction for $100 and 50 shares of our

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

notes to CONSOLIDATED financial statements

 (Continued)

NOTE 10. COMMON STOCK (Continued)

Treasury Stock (Continued)

Purchase of Common Shares (Continued)

common stock from an employee for $400 in an off market transaction, which reflected an actual per share purchase price which was equal to the average per share market price on the date of purchase. During our fiscal year 2010, we purchased 1,018 shares of our common stock for an aggregate purchase price of $6,000. Of the shares purchased, we purchased 1,000 shares of our common stock from the Joseph G. Flanigan Charitable Trust for $6,000 and 18 shares of our common stock were purchased on the open market.

Sale of Common Shares

During our fiscal years 2011 and 2010, we did not sell any shares of our common stock.

Stock Options

We granted no options during our fiscal years 2011 and 2010. We have no options outstanding at October 1, 2011.

NOTE 11. BUSINESS SEGMENTS

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for our fiscal years ended 2011 and 2010, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

Operating Revenues:	2011	2010
Restaurants	$57,765,000	$55,717,000
Package stores	13,141,000	12,898,000
Other revenues	1,403,000	1,378,000
Total operating revenues	$72,309,000	$69,993,000

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

notes to CONSOLIDATED financial statements

 (Continued)

Income from Operations Reconciled to Income before Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$4,245,000	$4,620,000
Package stores	1,006,000	1,068,000
	5,251,000	5,688,000
Corporate expenses, net of other revenues	(2,124,000)	(2,073,000)
Income from Operations	3,127,000	3,615,000
Other Income	231,000	—
Net Income Attributable to Noncontrolling Interests	(832,000)	(799,000)
Interest expense, net of interest income	(479,000)	(380,000)
Income Before Income Taxes	$2,047,000	$2,436,000

Identifiable Assets:
Restaurants	$22,543,000	$22,043,000
Package store	4,045,000	3,678,000
	26,588,000	25,721,000
Corporate	11,578,000	11,593,000
Consolidated Totals	$38,166,000	$37,314,000

Capital Expenditures:
Restaurants	$3,563,000	$3,957,000
Package stores	577,000	940,000
	4,140,000	4,897,000
Corporate	446,000	108,000
Total Capital Expenditures	$4,586,000	$5,005,000

Depreciation and Amortization:
Restaurants	$1,985,000	$1,911,000
Package stores	228,000	215,000
	2,213,000	2,126,000
Corporate	357,000	332,000
Total Depreciation and Amortization	$2,570,000	$2,458,000

 NOTE 12. QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of our unaudited quarterly results of operations for the quarters in our fiscal years 2011 and 2010.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

notes to CONSOLIDATED financial statements

 (Continued)

	Quarter Ended
	January 1, 2011	April 2, 2011	July 2, 2011	October 1, 2011

Revenues	$17,788,000	$19,164,000	$18,120,000	$17,237,000
Income from operations	668,000	1,207,000	822,000	430,000
Net income attributable to stockholders	350,000	735,000	345,000	19,000
Net income per share – Basic	0.19	0.39	0.19	0.01
Net income per share – Diluted	0.19	0.39	0.19	0.01
Weighted average common
stock outstanding – basic	1,861,699	1,860,912	1,860,907	1,860,616
Weighted average common
stock outstanding – diluted	1,861,699	1,860,912	1,860,907	1,860,616

	Quarter Ended
	January 2, 2010	April 3, 2010	July 3, 2010	October 2, 2010

Revenues	$17,164,000	$18,938,000	$17,374,000	$16,517,000
Income from operations	591,000	1,515,000	1,034,000	475,000
Net income attributable to stockholders	288,000	670,000	426,000	295,000
Net income per share – Basic	0.15	0.36	0.23	0.16
Net income per share – Diluted	0.15	0.36	0.23	0.16
Weighted average common stock outstanding – basic	1,862,534	1,861,743	1,861,735	1,861,725
Weighted average common
stock outstanding – diluted	1,862,534	1,861,743	1,861,735	1,861,725

Quarterly operating results are not necessarily representative of our operations for a full year for various reasons including the seasonal nature of both the restaurant and package store segments.

NOTE 13. 401(k) PLAN

Effective July 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and matching contributions. During our fiscal years 2011 and 2010, we made discretionary contributions of $24,000 and $21,000, respectively.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

notes to CONSOLIDATED financial statements

 (Continued)

NOTE 14. SUBSEQUENT EVENTS

(a) Purchase of Real Property, (Kendall, FL.):

During the fourth quarter of our fiscal year 2011 we contracted for the purchase of a two building shopping center in Miami, Florida, which consists of one building which is leased to twelve unaffiliated third parties and a second stand-alone building where our limited partnership owned restaurant located at 12790 SW 88th Street, Miami, Florida,(Store #70), operates. Subsequent to the end of our fiscal year 2011, we assigned all of our rights under the contract to a new wholly owned subsidiary, (Flanigan’s Calusa Center, LLC, a Florida limited liability company), and closed on the purchase. We paid $6,140,000 for this property, $4,500,000 of which we borrowed from a non-affiliated third party lender, pursuant to a first mortgage, (the “$4.5M Mortgage Loan”), which we guaranteed. The $4.5M Mortgage Loan is in the original principal amount of $4,500,000 and bears interest at a variable rate equal to the BBA LIBOR Rate (Adjusted Periodically) plus 2.25%. We entered into an interest rate swap agreement to hedge the interest rate risk as to $3,750,000 of the principal amount, (the “$3.75M Hedged Amount”), which fixed the interest rate as to that portion of the principal amount of the $4.5M Mortgage Loan at 4.51% per annum throughout the term of the loan. The $4.5M Mortgage Loan is amortized over twenty (20) years, with our current monthly payment of principal and interest as to the $3.75M Hedged Amount, each in the amount of $23,700 and with our current monthly payment of principal and interest as to that portion of the principal amount not fixed by the interest rate swap agreement, ($750,000), payable at a variable interest rate, (2.49% as of November 30, 2011). The entire principal balance and all accrued but unpaid interest is due on December 1, 2019.

(b) Term Loan:

Subsequent to the end of our fiscal year 2011, we borrowed $1,600,000 from a non affiliated third party lender, (the “$1.6M Term Loan”), as the cash to close on our purchase of the real property and buildings where our limited partnership restaurant at 12790 SW 88th Street, Miami, Florida (Store #70) is located and to insure that we have adequate working capital and cash reserves. The $1.6M Term Loan is in the principal amount of $1,600,000 and bears interest at a variable interest rate equal to the BBA LIBOR Rate (Adjusted Periodically) plus 2.25%. We entered into an interest rate swap agreement to hedge the interest rate risk, which fixed the interest rate on the term loan at 3.43% per annum throughout the term of the loan. The $1.6M Term Loan is payable interest only for three (3) months and then is fully amortized over forty five (45) months, with our monthly payment of principal and interest, totaling $38,000. We granted our lender a security interest in substantially all of our assets as collateral to secure our repayment obligations under our term loan.

Subsequent events have been evaluated through the date these consolidated financial statements were issued. No events, other than the events described above, required disclosure.

