Form 10-Q
period 2011-12-31
FLANIGANS ENTERPRISES INC
filed 2012-02-14
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Yes ☐ No ☒

On February 14, 2012, 1,860,247 shares of Common Stock, $0.10 par value per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	---------Thirteen Weeks Ended--------
	December 31, 2011	January 1, 2011

REVENUES:
Restaurant food sales	$11,691	$10,914
Restaurant bar sales	3,093	2,846
Package store sales	3,782	3,699
Franchise related revenues	263	259
Rental income	51	—
Owner’s fee	39	42
Other operating income	33	28
	18,952	17,788

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	5,104	4,726
Package goods	2,674	2,436
Payroll and related costs	5,584	5,270
Occupancy costs	1,069	1,031
Selling, general and administrative expenses	3,861	3,657
	18,292	17,120
Income from Operations	660	668

OTHER INCOME (EXPENSE):
Interest expense	(177)	(136)
Interest and other income	20	40
	(157)	(96)

Income before Provision for Income Taxes	503	572

Provision for Income Taxes	(144)	(153)

Net Income	359	419

Less: Net income attributable to noncontrolling interests	(23)	(69)

Net income attributable to stockholders	336	350

See accompanying notes to unaudited condensed consolidated financial statements.

2

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Continued)

	---------Thirteen Weeks Ended--------
	December 31, 2011	January 1, 2011

Net Income Per Common Share:
Basic and Diluted	$0.18	$0.19

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,860,752	1,861,699

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 (UNAUDITED) AND OCTOBER 1, 2011

(in thousands)

ASSETS

	December 31, 2011	October 1, 2011

CURRENT ASSETS:

Cash and cash equivalents	$5,603	$4,264
Prepaid income taxes	77	219
Other receivables	171	152
Inventories	2,442	2,185
Prepaid expenses	1,507	1,119
Deferred tax assets	354	354

Total Current Assets	10,154	8,293

Property and Equipment, Net	32,212	26,182

Investment in Limited Partnership	142	140

OTHER ASSETS:

Liquor licenses, net	470	470
Deferred tax assets	908	908
Leasehold interests, net	1,182	1,233
Other	902	940

Total Other Assets	3,462	3,551

Total Assets	$45,970	$38,166

.

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 (UNAUDITED) AND OCTOBER 1, 2011

(in thousands)

(Continued)

LIABILITIES AND EQUITY

	December 31, 2011	October 1, 2011

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$6,252	$4,673
Due to franchisees	623	632
Current portion of long term debt	1,983	1,151
Current portion of deferred rent	16	17

Total Current Liabilities	8,874	6,473

Long Term Debt, Net of Current Maturities	12,982	7,606

Deferred Rent, Net of Current Portion	159	163

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	17,053	16,717
Treasury stock, at cost, 2,337,395 shares at December 31, 2011 and 2,336,595 shares at October 1, 2011	(6,061)	(6,055)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	17,652	17,322
Noncontrolling interests	6,303	6,602
Total equity	23,955	23,924

Total liabilities and equity	$45,970	$38,166

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 31, 2011 AND JANUARY 1, 2011

(in thousands)

	December 31, 2011	January 1, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$359	$419
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	584	599
Amortization of leasehold interests	51	54
Loss on abandonment of property and equipment	3	10
Deferred rent	(5)	(7)
(Income) Loss from unconsolidated limited Partnership	(5)	—
Recognition of deferred revenues	—	(4)
Changes in operating assets and liabilities: (increase) decrease in
Due from franchisees	—	(21)
Other receivables	(19)	92
Prepaid income taxes	142	(131)
Inventories	(257)	(178)
Prepaid expenses	33	404
Other assets	5	(610)
Increase (decrease) in:
Accounts payable and accrued expenses	1,579	1,045
Income taxes payable	—	(269)
Due to franchisees	(9)	(138)
Net cash and cash equivalents provided by operating Activities	2,461	1,265

CASH FLOWS FROM INVESTING ACTIVITIES:

Collection on notes and mortgages receivable	—	4
Purchases of property and equipment	(488)	(2,480)
Deposits on property and equipment	(3)	(172)
Proceeds from sale of fixed assets	7	3
Distributions from unconsolidated limited partnership	3	5
Net cash and cash equivalents used in investing activities	(481)	(2,640)

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 31, 2011 AND JANUARY 1, 2011

(in thousands)

(Continued)

	December 31, 2011	January 1, 2011

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(313)	(261)
Proceeds from long-term debt	—	850
Purchase of treasury stock	(6)	(6)
Distributions to limited partnerships’ noncontrolling interests	(322)	(311)

Net cash and cash equivalents provided by (used in) financing activities	(641)	272

Net Increase (Decrease) in Cash and Cash Equivalents	1,339	(1,103)

Beginning of Period	4,264	6,447

End of Period	$5,603	$5,344

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$177	$136
Income taxes	$3	$153

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$421	$1,081
Purchase deposits transferred to property and equipment	$15	$16
Purchase of property in exchange for debt	$6,100	$—
Purchase of vehicle in exchange for debt	$—	$61
Dividend declared	$—	$188

See accompanying notes to unaudited condensed consolidated financial statements

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the thirteen weeks ended December 31, 2011 and January 1, 2011 are unaudited. Financial information as of October 1, 2011 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 1, 2011. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the accounts of the eight limited partnerships in which we act as general partner and have controlling interests. Flanigan’s Calusa Center, LLC, a wholly owned subsidiary, was formed in the first quarter of our fiscal year 2012 for the purpose of investing in the real property and a two building shopping center in Miami, Florida where one building is leased to twelve unaffiliated third parties and a second stand-alone building where our Kendall, Florida based restaurant, which is owned by our affiliated limited partnership (Store #70), operates. All intercompany balances and transactions have been eliminated. Non-controlling interest represents the limited partners’ proportionate share of the net assets and results of operations of the eight limited partnerships.

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

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 3 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potentially dilutive common stock equivalents. As of December 31, 2011 and January 1, 2011, no stock options were outstanding.

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Adopted

There were no recently adopted accounting pronouncements during the first quarter of our fiscal year 2012 that we believe will have a material impact on our consolidated financial statements.

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

(4) INVESTMENT IN REAL PROPERTY FINANCED BY DEBT:

Kendall, Florida

During the first quarter of our fiscal year 2012 through our new wholly owned subsidiary, Flanigan’s Calusa Center, LLC, a Florida limited liability company, we closed on the purchase of a two building shopping center in Miami, Florida, which consists of one building which is leased to twelve unaffiliated third parties and a second stand-alone building where our limited partnership owned restaurant located at 12790 SW 88th Street, Miami, Florida, (Store #70), operates. We paid $6,140,000 for this property, $4,500,000 of which we borrowed from a non-affiliated third party lender, pursuant to a first mortgage, (the “$4.5M Mortgage Loan”), which we guaranteed. The $4.5M Mortgage Loan is in the original principal amount of $4,500,000 and bears interest at a variable rate equal to the British Bankers Association (BBA) LIBOR - 1 Month plus 2.25%. We entered into an interest rate swap agreement to hedge the interest rate risk as to $3,750,000 of the principal amount, (the “$3.75M Hedged Amount”), which fixed the interest rate as to that portion of the principal amount of the $4.5M Mortgage Loan at 4.51% per annum throughout the term of the loan. The $4.5M Mortgage Loan is amortized over twenty (20) years, with our current monthly payment of principal and interest totaling $23,700 as to the $3.75M Hedged Amount and our current monthly payment of principal and interest as to that portion of the principal amount not fixed by the interest rate swap agreement, ($750,000), payable at a variable interest rate, (2.5202%% as of December 31, 2011). The entire principal balance and all accrued but unpaid interest is due on December 1, 2019.

During the first quarter of our fiscal year 2012, we borrowed $1,600,000 from a non affiliated third party lender, (the “$1.6M Term Loan”), and used the proceeds of such loan to capitalize our investment in Flanigan’s Calusa Center, LLC, which simultaneously used the funds to purchase the real property and buildings where our limited partnership restaurant located at 12790 SW 88th Street, Miami, Florida (Store #70) operates, while permitting us to retain our working capital and cash reserves. The $1.6M Term Loan is in the principal amount of $1,600,000 and bears interest at a variable interest rate equal to the BBA LIBOR - 1 Month plus 2.25%. We entered into an interest rate swap agreement to hedge the interest rate risk, which fixed the interest rate on the $1.6M Term Loan at 3.43% per annum throughout the term of the loan. The $1.6M Term Loan is payable interest only for three (3) months and then is fully amortized over forty five (45) months, with our monthly payment of principal and interest, totaling $38,000. We granted our lender a security interest in substantially all of our assets as collateral to secure our repayment obligations under our term loan.

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

(6) STOCK OPTION PLAN:

We have one stock option plan under which qualified stock options may be granted to our officers and other employees. Under this plan, the exercise price for the qualified stock options must be no less than 100% of the fair market value of the Company’s Common Stock on the date the options are granted. In general, options granted under our stock option plan expire after a five (5) year period and generally vest no later than one (1) year from the date of grant. As of December 31, 2011, no options to acquire shares were outstanding. Under this plan, options to acquire an aggregate of 45,000 shares are available for grant.

No stock options were granted during the thirteen weeks ended December 31, 2011, nor were stock options granted during the thirteen weeks ended January 1, 2011.

No stock options were exercised during the thirteen weeks ended December 31, 2011, nor were stock options exercised during the thirteen weeks ended January 1, 2011.

There was no stock option activity during the thirteen weeks ended December 31, 2011, nor was there stock option activity during the thirteen weeks ended January 1, 2011.

(7) ACQUISITIONS:

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, during the thirteen weeks ended December 31, 2011, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $6,200. During the thirteen weeks ended January 1, 2011, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $6,400.

(8) COMMITMENTS AND CONTINGENCIES:

Guarantees

We guarantee various leases for franchisees and locations sold in prior years. Remaining rental commitments required under these leases are approximately $245,000. In the event of a default under any of these agreements, we will have the right to repossess the premises and operate the business to recover amounts paid under the guarantee either by liquidating assets or operating the business.

We account for such lease guarantees in accordance with FASB ASC Topic 460, “Guarantees”. Under FASB ASC Topic 460, we would be required to recognize the fair value of guarantees issued or modified after December 31, 2002, for non-contingent guarantee obligations, and also a liability for contingent guarantee obligations based on the probability that the guaranteed party will not perform under the contractual terms of the guaranty agreement.

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

(9) SUBSEQUENT EVENTS:

INVESTMENT IN LIMITED PARTNERSHIP:

Miami, Florida

On January 27, 2012, a limited partnership in which (i) we are the sole general partner; and (ii) we and a wholly owned subsidiary are currently the sole limited partners, acquired personal property assets and a leasehold interest of a non-affiliated restaurant operation located in Miami, Florida for $150,000. We advanced the purchase price to the limited partnership. We plan to raise funds to renovate this new restaurant location using our limited partnership ownership model. The amounts advanced to the limited partnership will be used as a credit to pay for equity investments in the limited partnership we may acquire (which equity interests shall be purchased at the same price and upon the same terms as other equity investors). If we do not acquire equity in the limited partnership for at least $150,000, any excess amounts advanced by us will be reimbursed to us by the limited partnership without interest.

Subsequent events have been evaluated through the date these condensed consolidated financial statements were issued. No events, other than the events discussed above, required disclosure.

(10) BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks ended December 31, 2011 and January 1, 2011, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

	(in thousands)
	Thirteen Weeks Ending December 31, 2011	Thirteen Weeks Ending January 1, 2011
Operating Revenues:
Restaurants	$14,784	$13,760
Package stores	3,782	3,699
Other revenues	386	329
Total operating revenues	$18,952	$17,788

Income from Operations Reconciled to Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$1,122	$741
Package stores	214	383
	1,336	1,124
Corporate expenses, net of other Revenues	(676)	(456)
Income from Operations	660	668
Other income (expense)	(157)	(96)
Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests	$503	$572

Depreciation and Amortization:
Restaurants	$493	$509
Package stores	58	57
	551	566
Corporate	84	87
Total Depreciation and Amortization	$635	$653

Capital Expenditures:
Restaurants	$1,521	$2,026
Package stores	19	386
	1,540	2,412
Corporate	5,063	145
Total Capital Expenditures	$6,603	$2,557

	December 31,	October 1,
	2011	2011
Identifiable Assets:
Restaurants	$23,967	$22,543
Package store	4,316	4,045
	28,283	26,588
Corporate	17,687	11,578
Consolidated Totals	$45,970	$38,166

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipates, appears, expects, trends, intends, hopes, plans, believes, seeks, estimates, may, will,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to customer demand and competitive conditions. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Annual Report on our Form 10-K for the fiscal year ended October 1, 2011 and in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

OVERVIEW

At December 31, 2011, we (i) operated 24 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of one restaurant and four combination restaurants/package stores, (one restaurant of which we operate). The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of December 31, 2011 and as compared to January 1, 2011 and October 1, 2011. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

Types of Units	December 31, 2011	October 1, 2011	January 1, 2011
Company Owned:
Combination package and restaurant	4	4	4
Restaurant only	5	5	4	(1)
Package store only	5	5	5

Company Operated Restaurants Only:
Limited Partnerships	8	8	9	(1)
Franchise	1	1	1
Unrelated Third Party	1	1	1

Company Owned Club:	1	1	1

Total Company Owned/Operated Units	25	25	25
Franchised Units	5	5	5	(2)

Notes:

(1) During the fourth quarter of our fiscal year 2011, we purchased from a limited partnership the operating assets of the restaurant located in Stuart, Florida and accordingly, on July 31, 2011, the restaurant converted from a limited partnership unit to a Company owned restaurant.

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of December 31, 2011, limited partnerships owning three (3) restaurants, (Surfside, Florida, Kendall, Florida and West Miami, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to its receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	December 31, 2011		January 1, 2011
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$11,691	62.97	$10,914	62.51
Restaurant bar sales	3,093	16.66	2,846	16.30
Package store sales	3,782	20.37	3,699	21.19

Total Sales	$18,566	100.00	$17,459	100.00

Franchise related revenues	263		259
Owner’s fee	39		42
Other operating income	84		28

Total Revenue	$18,952		$17,788

Comparison of Thirteen Weeks Ended December 31, 2011 and January 1, 2011.

Revenues. Total revenue for the thirteen weeks ended December 31, 2011 increased $1,164,000 or 6.54% to $18,952,000 from $17,788,000 for the thirteen weeks ended January 1, 2011.

Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants totaled $11,691,000 for the thirteen weeks ended December 31, 2011 as compared to $10,914,000 for the thirteen weeks ended January 1, 2011, due in part to our menu price increases during the fourth quarter of our fiscal year 2011. Comparable weekly restaurant food sales (for restaurants open for all of the first quarter of our fiscal year 2012 and the first quarter of our fiscal year 2011, which consists of seven restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $867,000 and $810,000 for the thirteen weeks ended December 31, 2011 and January 1, 2011, respectively, an increase of 7.04%. Comparable weekly restaurant food sales for Company owned restaurants only was $380,000 and $344,000 for the first quarter of our fiscal year 2012 and the first quarter of our fiscal year 2011, respectively, an increase of 10.47%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $487,000 and $466,000 for the first quarter of our fiscal year 2012 and the first quarter of our fiscal year 2011, respectively, an increase of 4.51%.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $3,093,000 for the thirteen weeks ended December 31, 2011 as compared to $2,846,000 for the thirteen weeks ended January 1, 2011. Comparable weekly restaurant bar sales (for restaurants open for all of the first quarter of our fiscal year 2012 and the first quarter of our fiscal year 2011, which consists of seven restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $230,000 for the thirteen weeks ended December 31, 2011 and $212,000 for the thirteen weeks ended January 1, 2011, an increase of 8.49%. Comparable weekly restaurant bar sales for Company owned restaurants only was $99,000 and $90,000 for the first quarter of our fiscal year 2012 and the first quarter of our fiscal year 2011, respectively, an increase of 10.00%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $131,000 and $122,000 for the first quarter of our fiscal year 2012 and the first quarter of our fiscal year 2011, respectively, an increase of 7.38%.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $3,782,000 for the thirteen weeks ended December 31, 2011 as compared to $3,699,000 for the thirteen weeks ended January 1, 2011, an increase of $83,000. The weekly average of same store package liquor store sales, which includes all nine (9) Company owned package liquor stores, was $291,000 for the thirteen weeks ended December 31, 2011 as compared to $285,000 for the thirteen weeks ended January 1, 2011, an increase of 2.11%. Package liquor store sales are expected to remain stable throughout the balance of our fiscal year 2012.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended December 31, 2011 increased $1,172,000 or 6.85% to $18,292,000 from $17,120,000 for the thirteen weeks ended January 1, 2011. The increase was primarily due to a general increase in food costs, offset by a decrease in repairs and maintenance to our units and actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2012 due primarily to an expected general increase in food costs, including an increase in the cost of ribs. Operating costs and expenses increased as a percentage of total sales to approximately 96.52% in the first quarter of our fiscal year 2012 from 96.24% in the first quarter of our fiscal year 2011.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended December 31, 2011 increased to $9,680,000 from $9,034,000 for the thirteen weeks ended January 1, 2011. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 65.48% for the thirteen weeks ended December 31, 2011 and 65.65% for the thirteen weeks ended January 1, 2011. We anticipate that our gross profit for restaurant food and bar sales will remain stable during the balance of our fiscal year 2012 due to our menu price increases during the fourth quarter of our fiscal year 2011, offset by higher food costs, including our cost of ribs.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended December 31, 2011 decreased to $1,108,000 from $1,263,000 for the thirteen weeks ended January 1, 2011. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package liquor store sales was 29.30% for the thirteen weeks ended December 31, 2011 and 34.14% for the thirteen weeks ended January 1, 2011. The decrease in our gross profit margin, (-4.84%), was primarily due to our inability to purchase “close out” and inventory reduction merchandise from wholesalers. We anticipate that the gross profit margin for package store sales will decrease throughout the balance of our fiscal year 2012 due to our inability to continue purchasing “close out” and inventory reduction merchandise from wholesalers.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended December 31, 2011 increased $314,000 or 5.96% to $5,584,000 from $5,270,000 for the thirteen weeks ended January 1, 2011. We anticipate that our payroll and related costs will increase throughout the balance of our fiscal year 2012 due primarily to an increase in the Florida minimum wage (4.92%), effective January 1, 2012 and payroll associated with the new restaurant location in Miami, Florida acquired by a limited partnership subsequent to the end of the first quarter of our fiscal year 2012. Payroll and related costs as a percentage of total sales was 29.46% in the first quarter of our fiscal year 2012 and 29.63% of total sales in the first quarter of our fiscal year 2011.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended December 31, 2011 increased $38,000 or 3.69% to $1,069,000 from $1,031,000 for the thirteen weeks ended January 1, 2011. Our occupancy costs increased nominally due to the elimination of rent paid for our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20), the real property and building of which we purchased during the first quarter of our fiscal year 2011. We anticipate that our occupancy costs will decrease throughout the balance of our fiscal year 2012 as a result of our purchase of the shopping center in Kendall, Florida during the first quarter of our fiscal year 2012 and the elimination of rent from a limited partnership owned restaurant located therein (Store #70) upon consolidation, offset by an increase in occupancy costs with rental payments for the new restaurant location in Miami, Florida acquired by a limited partnership, which commenced January 27, 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended December 31, 2011 increased $204,000 or 5.58% to $3,861,000 from $3,657,000 for the thirteen weeks ended January 1, 2011. Selling, general and administrative expenses decreased as a percentage of total sales in the first quarter of our fiscal year 2012 to approximately 20.38% as compared to 20.56% in the first quarter of our fiscal year 2011. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2012 due primarily to the new restaurant location in Miami, Florida acquired by a limited partnership subsequent to the end of the first quarter of our fiscal year 2012 and increases across all categories.

Depreciation and Amortization. Depreciation and amortization for the thirteen weeks ended December 31, 2011 decreased $18,000 or 2.76% to $635,000 from $653,000 for the thirteen weeks ended January 1, 2011. As a percentage of total revenue, depreciation expense was 3.35% of revenue for the thirteen weeks ended December 31, 2011 and 3.67% of revenue in the thirteen weeks ended January 1, 2011.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended December 31, 2011 increased $41,000 to $177,000 from $136,000 for the thirteen weeks ended January 1, 2011. Interest expense increased during the thirteen weeks ended December 31, 2011 primarily due to the interest paid on the $4.5 million mortgage loan, the proceeds of which we used to purchase a shopping center in Miami, Florida and a $1.6 million term loan the proceeds of which were also ultimately used to purchase the shopping center, while permitting us to retain our working capital and cash reserves.

Net Income Attributable to Stockholders. Net income for the thirteen weeks ended December 31, 2011 decreased $14,000 or 4.00% to $336,000 from $350,000 for the thirteen weeks ended January 1, 2011. As a percentage of sales, net income for the first quarter of our fiscal year 2012 is 1.77%, as compared to 1.97% in the first quarter of our fiscal year 2011.

New Limited Partnership Restaurants

During the first quarter of our fiscal years 2012 and 2011, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs. Subsequent to the end of the first quarter of our fiscal year 2012, a limited partnership of which we are the sole general partner, acquired personal property assets and a leasehold interest in an existing restaurant operation in Miami, Florida. As a result, through the balance of our fiscal year 2012, we will have a new restaurant location in the development stage and our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for this new location.

We believe that our current cash on hand, together with our expected cash generated from operations will be sufficient to fund our operations and capital expenditures for at least the next twelve months.

Trends

During the next twelve months, notwithstanding our increase in menu prices instituted during the fourth quarter of our fiscal year 2011, we still expect that our gross profit for restaurant food and bar sales will decrease moderately due primarily to a general increase in food costs, including an increase in our cost of ribs during calendar year 2012. We expect package store sales to remain stable, although we expect the gross profit margin for package store sales to decrease due to our inability to purchase “close out” and inventory reduction merchandise from wholesalers. We expect higher food costs and higher overall expenses to adversely affect our net income. We also increased our advertising to attract and retain our customers against increased competition. With these menu price increases, we plan to limit further menu price increases as long as possible, but continue to face increased competition and expect higher food costs and higher overall expenses, which will adversely affect our net income. We may be required to raise menu prices wherever competitively possible.

We now have a new restaurant in the development stage, which will be opened using our limited partnership ownership model. We continue to search for new locations to open restaurants and thereby expand our business. Any new locations will likely be opened using our limited partnership ownership model.

We are not actively searching for locations for the operation of new package liquor stores, but if an appropriate location for a package liquor store becomes available, we will consider it.

Liquidity and Capital Resources

We fund our operations through cash from operations. As of December 31, 2011, we had cash of approximately $5,603,000, an increase of $1,339,000 from our cash balance of $4,264,000 as of October 1, 2011. Management believes that the Company’s current cash availability from its cash on hand and the expected cash from operations will be sufficient to fund operations and capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the thirteen weeks of fiscal years 2012 and 2011.

	---------Thirteen Weeks Ended--------
	December 31, 2011	January 1, 2011
	(in Thousands)

Net cash provided by operating activities	$2,461	$1,265
Net cash used in investing activities	(481)	(2,640)
Net cash provided by (used in) financing activities	(641)	272

Net Increase (Decrease) in Cash and Cash Equivalents	1,339	(1,103)

Cash and Cash Equivalents, Beginning	4,264	6,447

Cash and Cash Equivalents, Ending	$5,603	$5,344

We did not declare or pay a cash dividend on our capital stock in the first quarter of our fiscal year 2012. During the first quarter of our fiscal year 2011, we declared a cash dividend of 10 cents per share payable on January 18, 2011 to shareholders of record on January 7, 2011. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. We acquired property and equipment of $6,603,000, (including $6,100,000 of which was financed and $15,000 of deposits recorded in other assets as of October 1, 2011), during the thirteen weeks ended December 31, 2011, including $36,000 for renovations to one (1) existing Company owned restaurant and one (1) limited partnership owned restaurant. During the thirteen weeks ended January 1, 2011, we acquired property and equipment of $2,557,000, (including $61,000 of which was financed and $16,000 of deposits recorded in other assets as of October 2, 2010), including $402,000 to complete the renovations to one (1) existing Company owned restaurant.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2012 to be approximately $600,000, of which $36,000 has been spent through December 31, 2011.

Long Term Debt

As of December 31, 2011, we had long term debt of $14,965,000, as compared to $9,785,000 as of January 1, 2011, and $8,757,000 as of October 1, 2011.

During the first quarter of our fiscal year 2012, Flanigan’s Calusa Center, LLC, our wholly owned limited liability company, borrowed $4,500,000 from a non-affiliated third party lender, (the “$4.5M Mortgage Loan”), which we guaranteed, as a part of the purchase price of the real property and buildings where our limited partnership restaurant located at 12790 SW 88th Street, Miami, Florida (Store #70) operates. The $4.5M Mortgage Loan is in the original principal amount of $4,500,000 and bears interest at a variable rate equal to the BBA LIBOR - 1 Month plus 2.25%. We entered into an interest rate swap agreement to hedge the interest rate risk as to $3,750,000 of the principal amount, (the “$3.75M Hedged Amount”), which fixed the interest rate as to that portion of the principal amount of the $4.5M Mortgage Loan at 4.51% per annum throughout the term of the loan. The $4.5M Mortgage Loan is amortized over twenty (20) years, with our current monthly payment of principal and interest as to the $3.75M Hedged Amount, each in the amount of $23,700 and with our current monthly payment of principal and interest as to that portion of the principal amount not fixed by the interest rate swap agreement, ($750,000), payable at a variable interest rate, (2.5202% as of December 31, 2011). The entire principal balance and all accrued but unpaid interest is due on December 1, 2019.

During the first quarter of our fiscal year 2011, we borrowed $1,600,000 from a non affiliated third party lender, (the “$1.6M Term Loan”), and used the proceeds from such loan to capitalize our investment in Flanigan’s Calusa Center, LLC, which simultaneously used the funds to purchase the real property and buildings where our limited partnership restaurant located at 12790 SW 88th Street, Miami, Florida (Store #70) operates, while permitting us to retain our working capital and cash reserves. The $1.6M Term Loan is in the principal amount of $1,600,000 and bears interest at a variable interest rate equal to the BBA LIBOR - 1 Month plus 2.25%. We entered into an interest rate swap agreement to hedge the interest rate risk, which fixed the interest rate on the term loan at 3.43% per annum throughout the term of the loan. The $1.6M Term Loan is payable interest only for three (3) months and then is fully amortized over forty five (45) months, with our monthly payment of principal and interest, totaling $38,000. We granted our lender a security interest in substantially all of our assets as collateral to secure our repayment obligations under our term loan.

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

(ii) For the policy year beginning December 30, 2011, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers, including automobile and excess liability coverage. The one (1) year general liability insurance premiums, including automobile and excess liability coverage, total, in the aggregate $288,000, of which $252,000 is financed through the same unaffiliated third party lender. The finance agreement obligates us to repay the amounts financed together with interest at the rate of 3.19% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of $25,000. The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(iii) For the policy year beginning December 30, 2011, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers, including excess liability coverage. The one (1) year general liability insurance premiums, including excess liability coverage, total, in the aggregate $203,000, of which $169,000 is financed through the same unaffiliated third party lender. The finance agreement obligates us to repay the amounts financed, together with interest at the rate of 3.19% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of $30,000. The finance agreement is secured by a security agreement in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

As of December 31, 2011, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $882,000.

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended December 31, 2011, January 1, 2011 and our fiscal year ended October 1, 2011.

Item	Dec. 31, 2011	Jan. 1, 2011	Oct. 1, 2011
	(in Thousands)

Current Assets	$10,154	$9,563	$8,293
Current Liabilities	8,874	7,798	6,473
Working Capital	$1,280	$1,765	$1,820

Our working capital as of December 31, 2011 decreased by 27.48% from the working capital for the fiscal quarter ending January 1, 2011 and decreased by 29.67% from the working capital for the fiscal year ending October 1, 2011. During the first quarter of our fiscal year 2011, we closed on the purchase of the real property and building where our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates, expending approximately $1,750,000 as the cash required to close. At the end of the first quarter of our fiscal year 2011, we borrowed $850,000 from a related party, which loan is secured by a mortgage on the real property and building.

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures throughout the balance of our fiscal year 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of December 31, 2011 held no equity securities.

Interest Rate Risk

As part of our ongoing operations, we are exposed to interest rate fluctuations on our borrowings. As more fully described in Note 9 “Fair Value Measurements of Financial Instruments” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for our fiscal year ended October 1, 2011, we use interest rate swap agreements to manage these risks. These instruments are not used for speculative purposes but are used to modify variable rate obligations into fixed rate obligations.

At December 31, 2011, we had four variable rate debt instruments outstanding that are impacted by changes in interest rates. In July, 2010, we converted the amount outstanding on our line of credit ($1,586,000) to a term loan (the “Term Loan”) and we also re-financed the mortgage loan encumbering our corporate offices (the “Refinanced Mortgage Loan”). In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”), and received a $1,600,000 term loan (the “$1.6M Term Loan”) the proceeds of which were ultimately used to purchase the shopping center, while permitting us to retain our working capital and cash reserves. As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following four (4) interest rate swap agreements:

(i) One (1) interest rate swap agreement entered into in July, 2010 relates to the Term Loan, (the “Term Loan Swap”), which converts the LIBOR based variable rate interest to a fixed rate. The Term Loan Swap requires us to pay interest for a three (3) year period at a fixed rate of 4.55% on an initial amortizing notional principal amount of $1,586,000, while receiving interest for the same period at the British Bankers Association LIBOR (“LIBOR”), Daily Floating Rate, plus 3.25%, on the same amortizing notional principal amount. Under this method of accounting, at December 31, 2011, we determined that based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender, the fair value of the Term Loan Swap was not significant; and

(ii) The second interest rate swap agreement entered into July, 2010 relates to the Refinanced Mortgage Loan (the “Mortgage Loan Swap”). The Mortgage Loan Swap requires us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount. Under this method of accounting, at December 31, 2011, we determined that based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender, the fair value of the Mortgage Loan Swap was not significant; and

(iii) The third interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR - 1 Month plus 2.25%, on the same amortizing notional principal amount. We determined that at December 31, 2011, the interest rate swap agreement is an effective hedging agreement; and

(iv) The fourth interest rate swap agreement entered into November, 2011 relates to the $1.6M Term Loan (the “$1.6M Term Loan Swap”). The $1.6M Term Loan Swap requires us to pay interest for a four (4) year period at a fixed rate of 3.43% on an initial amortizing notional principal amount of $1,600,000, while receiving interest for the same period at LIBOR - 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at December 31, 2011, the interest rate swap agreement is an effective hedging agreement.

At December 31, 2011, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

Management’s Assessment on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's internal control over financial reporting.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2011, our internal control over financial reporting was effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” on page 12 of this Report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended October 1, 2011 for a discussion of other legal proceedings resolved in prior years.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, during the thirteen weeks ended December 31, 2011, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $6,200. During the thirteen weeks ended January 1, 2011, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $6,400.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2, 2011 – October 30, 2011	None			67,814
October 31, 2011 – December 3, 2011	None			67,814
December 4, 2011 –December 31, 2011	800	$7.71	800	67,014
Total as of December 31, 2011	800			67,014

ITEM 6. EXHIBITS

The following exhibits are filed with this Report:

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

List of XBRL documents as exhibits 101

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLANIGAN'S ENTERPRISES, INC.

Date: February 14, 2012	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

