Form 10-Q
period 2012-06-30
FLANIGANS ENTERPRISES INC
filed 2012-08-14
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes☒ No☐

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

Yes ☐ No☒

On August 14, 2012, 1,860,247 shares of Common Stock, $0.10 par value per share, were outstanding.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

REVENUES:
Restaurant food sales	$12,443	$11,712	$37,141	$34,795
Restaurant bar sales	3,428	2,958	10,043	8,937
Package store sales	3,050	3,117	10,407	10,321
Franchise related revenues	245	233	756	736
Rental income	140	—	333	—
Owner’s fee	38	39	120	123
Other operating income	38	61	115	160
	19,382	18,120	58,915	55,072

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	5,778	5,081	16,727	14,974
Package goods	2,070	2,093	7,255	6,821
Payroll and related costs	5,828	5,491	17,701	16,492
Occupancy costs	1,115	1,079	3,247	3,190
Selling, general and administrative expenses	3,622	3,554	11,243	10,898
	18,413	17,298	56,173	52,375
Income from Operations	969	822	2,742	2,697

OTHER INCOME (EXPENSE):
Interest expense	(208)	(160)	(602)	(457)
Interest and other income	26	31	55	335
	(182)	(129)	(547)	(122)

Income before Provision for Income Taxes	787	693	2,195	2,575

Provision for Income Taxes	(293)	(175)	(609)	(635)

Net Income before income attributable to noncontrolling interests	494	518	1,586	1,940

Less: Net income attributable to noncontrolling interests	$(258)	$(173)	$(505)	$(510)

Net Income attributable to stockholders	$236	$345	$1,081	$1,430

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Continued)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net Income Per Common Share:
Basic and Diluted	$0.13	$0.19	$0.58	$0.77

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,860,057	1,860,907	1,860,404	1,861,173

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2012 (UNAUDITED) AND OCTOBER 1, 2011

(in thousands)

ASSETS

	June 30, 2012	October 1, 2011

CURRENT ASSETS:

Cash and cash equivalents	$6,982	$4,264
Prepaid income taxes	109	219
Due from franchisees	47	—
Other receivables	8	152
Inventories	2,582	2,185
Prepaid expenses	1,306	1,119
Deferred tax asset	283	354

Total Current Assets	11,317	8,293

Property and Equipment, Net	31,910	26,182

Investment in Limited Partnership	166	140

OTHER ASSETS:

Liquor licenses, net	470	470
Deferred tax asset	917	908
Leasehold purchases, net	1,211	1,233
Other	768	940

Total Other Assets	3,366	3,551

Total Assets	$46,759	$38,166

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2012 (UNAUDITED) AND OCTOBER 1, 2011

(in thousands)

(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2012	October 1, 2011

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$5,218	$4,673
Due to franchisees	964	632
Current portion of long term debt	1,900	1,151
Deferred rent	16	17

Total Current Liabilities	8,098	6,473

Long Term Debt, Net of Current Maturities	12,085	7,606

Deferred Rent, Net of Current Portion	151	163

Commitments and Contingencies

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	17,798	16,717
Treasury stock, at cost, 2,337,395 shares at June 30, 2012 and 2,336,595 shares at October 1, 2011	(6,061)	(6,055)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	18,397	17,322
Noncontrolling interest	8,028	6,602
Total equity	26,425	23,924

Total liabilities and equity	$46,759	$38,166

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JUNE 30, 2012 AND JULY 2, 2011

(in thousands)

	June 30, 2012	July 2, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,586	$1,940
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,778	1,776
Amortization of leasehold purchases	117	161
Loss on sale and disposed of property and equipment	15	18
Gain on sale of guaranteed leasehold interest	—	(231)
Deferred income tax	62	58
Deferred rent	(13)	(19)
Income from unconsolidated limited partnership	(36)	(10)
Recognition of deferred revenue	—	(7)
Changes in operating assets and liabilities: (increase) decrease in
Due from franchisees	(47)	2
Other receivables	144	111
Prepaid income taxes	110	(124)
Inventories	(397)	(322)
Prepaid expenses	234	729
Other assets	157	(456)
Increase (decrease) in:
Accounts payable and accrued expenses	545	(13)
Income taxes payable	—	(269)
Due to franchisees	332	235
Net cash and cash equivalents provided by operating activities:	4,587	3,579

CASH FLOWS FROM INVESTING ACTIVITIES:

Collection on notes and mortgages receivable	—	8
Purchase of property and equipment	(1,371)	(4,043)
Deposit on property and equipment	(78)	(73)
Proceeds from the sale of fixed assets	43	18
Proceeds from sale of guaranteed leasehold interest	—	231
Distributions from unconsolidated limited partnerships	10	9
Purchase of leasehold interest	(95)	—
Net cash and cash equivalents used in investing activities:	(1,491)	(3,850)

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JUNE 30, 2012 AND JULY 2, 2011

(in thousands)

(Continued)

	June 30, 2012	July 2, 2011

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(1,293)	(963)
Proceeds from debt	—	850
Dividends paid	—	(188)
Purchase of treasury stock	(6)	(6)
Distributions to limited partnership minority partners	(974)	(1,099)
Contributions from limited partnership minority partners	1,895	—
Net cash and cash equivalents used in financing activities:	(378)	(1,406)

Net Increase (Decrease) in Cash and Cash Equivalents	2,718	(1,677)

Beginning of Period	4,264	6,447

End of Period	$6,982	$4,770

Supplemental Disclosure for Cash Flow Information:
Cash paid during period for:
Interest	$602	$457
Income taxes	$437	$971

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$421	$1,082
Purchase deposits transferred to property and equipment	$30	$28
Purchase of property in exchange for debt	$6,100	$122

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the thirteen and thirty nine weeks ended June 30, 2012 and July 2, 2011 are unaudited. Financial information as of October 1, 2011 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 1, 2011. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the accounts of the nine limited partnerships in which we act as general partner and have controlling interests. Flanigan’s Calusa Center, LLC, a wholly owned subsidiary, was formed in the first quarter of our fiscal year 2012 for the purpose of investing in the real property and a two building shopping center in Miami, Florida where we lease one building to twelve unaffiliated third parties and a second stand-alone building where our Kendall, Florida based restaurant, which is owned by our affiliated limited partnership operates. All intercompany balances and transactions have been eliminated. Non-controlling interest represents the limited partners’ proportionate share of the net assets and results of operations of nine limited partnerships.

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

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 3 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potentially dilutive common stock equivalents. As of June 30, 2012 and July 2, 2011, no stock options were outstanding.

(3) RECLASSIFICATION:

Certain amounts in the fiscal year 2011 financial statements have been reclassified to conform to the fiscal year 2012 presentation. The reclassifications had no effect on consolidated net income.

Index

(4) RECENT ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Adopted

There were no recently adopted accounting pronouncements during the third quarter of our fiscal year 2012 that we believe will have a material impact on our consolidated financial statements.

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

(5) INVESTMENT IN LIMITED PARTNERSHIPS:

Miami, Florida

On January 27, 2012, a limited partnership in which (i) we are the sole general partner; and (ii) we and a wholly owned subsidiary were the sole limited partners, acquired personal property assets and a leasehold interest of a non-affiliated restaurant operation located in Miami, Florida for $155,000 for the purpose of establishing a new restaurant. During the third quarter of our fiscal year 2012, the limited partnership completed its private offering of limited partnership interests, raising funds to renovate this new restaurant location using our limited partnership model. We advanced the purchase price to the limited partnership and through the closing of the private offering advanced an additional $196,000 for expenses of the limited partnership. $105,000 of the amounts advanced by us to the limited partnership were allocated to pay for our equity interest in the limited partnership, (which equity interests were purchased at the same price and upon the same terms as other equity investors), and the excess amounts advanced by us, ($246,000), were reimbursed by the limited partnership without interest from the proceeds of the limited partnership’s private offering. The limited partnership anticipates that the Miami, Florida location will be open for business as a "Flanigan's Seafood Bar and Grill" restaurant during the first quarter of our fiscal year 2013.

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

(7) STOCK OPTION PLANS:

We have one stock option plan under which qualified stock options may be granted to our officers and other employees. Under this plan, the exercise price for the qualified stock options must be no less than 100% of the fair market value of the Company’s Common Stock on the date the options are granted. In general, options granted under our stock option plan expire after a five (5) year period and generally vest no later than one (1) year from the date of grant. As of June 30, 2012, no options to acquire shares were outstanding. Under this plan, options to acquire an aggregate of 45,000 shares are available for grant.

Index

There was no stock option activity during the thirty nine weeks ended June 30, 2012, nor was there stock option activity during the thirty nine weeks ended July 2, 2011.

(8) ACQUISITIONS:

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, during the thirteen weeks ended June 30, 2012 and July 2, 2011, we did not purchase any shares of our common stock. During the thirty nine weeks ended June 30, 2012, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $6,200. During the thirty nine weeks ended July 2, 2011, we purchased 818 shares of our common stock for an aggregate purchase price of $6,500. Of the stock purchased, we purchased 18 shares from an unrelated shareholder in an off the market private transaction for an aggregate purchase price of $152 and 800 shares from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $6,400 in an off the market private transaction.

(9) COMMITMENTS AND CONTINGENCIES:

Guarantees

We guarantee various leases for franchisees and locations sold in prior years. Remaining rental commitments required under the leases that have been sold are approximately $72,000. In the event of a default under any of these agreements, we will have the right to repossess the premises and operate the business to recover amounts paid under the guarantee either by liquidating assets or operating the business.

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

Index

(11) BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks and thirty nine weeks ended June 30, 2012 and July 2, 2011, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material. For the thirteen and thirty nine weeks ended June 30, 2012, we generated revenue of $140,000 and $333,000 from our leasing to unaffiliated third parties of retail space.

	Thirteen Weeks Ending June 30, 2012	Thirteen Weeks Ending July 2, 2011
Operating Revenues:
Restaurants	$15,871	$14,670
Package stores	3,050	3,117
Other revenues	461	333
Total operating revenues	$19,382	$18,120

Operating Income Reconciled to Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$1,319	$857
Package stores	213	226
	1,532	1,083
Corporate expenses, net of other Revenues	(563)	(261)
Operating income	969	822
Other income (expense)	(182)	(129)
Operating Income Reconciled to Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests	$787	$693

Depreciation and Amortization:
Restaurants	$463	$481
Package stores	54	56
	517	537
Corporate	109	89
Total Depreciation and Amortization	$626	$626

Capital Expenditures:
Restaurants	$389	$662
Package stores	31	82
	420	744
Corporate	9	152
Total Capital Expenditures	$429	$896

Index

	Thirty Nine Weeks Ending June 30, 2012	Thirty Nine Weeks Ending July 2, 2011
Operating Revenues:
Restaurants	$47,184	$43,732
Package stores	10,407	10,321
Other revenues	1,324	1,019
Total operating revenues	$58,915	$55,072

Operating Income Reconciled to Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$4,013	$3,222
Package stores	705	978
	4,718	4,200
Corporate expenses, net of other Revenues	(1,976)	(1,503)
Operating income	2,742	2,697
Other income (expense)	(547)	(122)
Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests	$2,195	$2,575

Depreciation and Amortization:
Restaurants	$1,421	$1,494
Package stores	170	171
	1,591	1,665
Corporate	304	272
Total Depreciation and Amortization	$1,895	$1,937

Capital Expenditures:
Restaurants	$2,226	$3,291
Package stores	80	537
	2,306	3,828
Corporate	5,197	365
Total Capital Expenditures	$7,503	$4,193

	June 30,	October 1,
	2012	2011
Identifiable Assets:
Restaurants	$23,043	$22,543
Package store	4,263	4,045
	27,306	26,588
Corporate	19,453	11,578
Consolidated Totals	$46,759	$38,166

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

At June 30, 2012, we (i) operated 24 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of one restaurant and four combination restaurants/package stores, (one restaurant of which we operate). The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of June 30, 2012 and as compared to July 2, 2011 and October 1, 2011. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”. For the thirteen and thirty nine weeks ended June 30, 2012, we generated revenue of $140,000 and $333,000 from our leasing to unaffiliated third parties of retail space.

Types of Units	June 30, 2012	October 1, 2011	July 2, 2011
Company Owned: Combination package and restaurant	4	4	4
Restaurant only	5	5	4	(1)
Package store only	5	5	5

Company Operated Restaurants Only:
Limited Partnerships	8	8	9	(1)
Franchise	1	1	1
Unrelated Third Party	1	1	1

Company Owned Club:	1	1	1

Total Company Owned/Operated Units	25	25	25
Franchised Units	5	5	5	(2)

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned and managed by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of available cash to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of June 30, 2012, limited partnerships owning three (3) restaurants, (Surfside, Florida, Kendall, Florida and West Miami, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to its receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	June 30, 2012		July 2, 2011
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$12,443	65.76	$11,712	65.85
Restaurant bar sales	3,428	18.12	2,958	16.63
Package store sales	3,050	16.12	3,117	17.52

Total Sales	$18,921	100.00	$17,787	100.00

Franchise related revenues	245		233
Rental income	140		—
Owner’s fee	38		39
Other operating income	38		61

Total Revenue	$19,382		$18,120

Index

	----------------------Thirty-Nine Weeks Ended-----------------------
	June 30, 2012		July 2, 2011
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$37,141	64.49	$34,795	64.37
Restaurant bar sales	10,043	17.44	8,937	16.53
Package store sales	10,407	18.07	10,321	19.10

Total Sales	$57,591	100.00	$54,053	100.00

Franchise related revenues	756		736
Rental income	333		—
Owner’s fee	120		123
Other operating income	115		160

Total Revenue	$58,915		$55,072

Comparison of Thirteen Weeks Ended June 30, 2012 and July 2, 2011.

Revenues. Total revenue for the thirteen weeks ended June 30, 2012 increased $1,262,000 or 6.96% to $19,382,000 from $18,120,000 for the thirteen weeks ended July 2, 2011.

Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants (food sales) totaled $12,443,000 for the thirteen weeks ended June 30, 2012 as compared to $11,712,000 for the thirteen weeks ended July 2, 2011. Comparable weekly food sales (for restaurants open for all of the third quarter of our fiscal years 2012 and 2011, which consists of eight restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $927,000 and $869,000 for the thirteen weeks ended June 30, 2012 and July 2, 2011, respectively, an increase of 6.67%. Comparable weekly food sales for Company owned restaurants was $409,000 and $375,000 for the third quarter of our fiscal year 2012 and the third quarter of our fiscal year 2011, respectively, an increase of 9.07%. Comparable weekly food sales for affiliated limited partnership owned restaurants was $518,000 and $494,000 for the third quarter of our fiscal year 2012 and the third quarter of our fiscal year 2011, respectively, an increase of 4.86%. Restaurant food sales increased for the thirteen weeks ended June 30, 2012 due in part to the increase in menu prices instituted during the fourth quarter of our fiscal year 2011 and the third quarter of our fiscal year 2012.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $3,428,000 for the thirteen weeks ended June 30, 2012 as compared to $2,958,000 for the thirteen weeks ended July 2, 2011. Comparable weekly bar sales (for restaurants open for all of the third quarter of our fiscal years 2012 and 2011, which consists of eight restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $257,000 for the thirteen weeks ended June 30, 2012 and $221,000 for the thirteen weeks ended July 2, 2011, an increase of 16.29%. Comparable weekly bar sales for Company owned restaurants was $107,000 and $93,000 for the third quarter of our fiscal year 2012 and the third quarter of our fiscal year 2011, respectively, an increase of 15.05%. Comparable weekly bar sales for affiliated limited partnership owned restaurants was $150,000 and $128,000 for the third quarter of our fiscal year 2012 and the third quarter of our fiscal year 2011, respectively, an increase of 17.19%. Restaurant bar sales increased for the thirteen weeks ended June 30, 2012 due in part to our increase in restaurant bar prices during the second quarter of our fiscal year 2012.

Index

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores (package store sales) totaled $3,050,000 for the thirteen weeks ended June 30, 2012 as compared to $3,117,000 for the thirteen weeks ended July 2, 2011, a decrease of $67,000. The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the third quarter of our fiscal years 2012 and 2011), was $235,000 for the thirteen weeks ended June 30, 2012 as compared to $240,000 for the thirteen weeks ended July 2, 2011, a decrease of 2.08%. Package store sales are expected to remain stable throughout the balance of our fiscal year 2012.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended June 30, 2012 increased $1,115,000 or 6.45% to $18,413,000 from $17,298,000 for the thirteen weeks ended July 2, 2011. The increase was primarily due to the new restaurant location in Miami, Florida acquired by a limited partnership during the second quarter of our fiscal year 2012, the shopping center in Miami, Florida acquired during the first quarter of our fiscal year 2012 and to an expected general increase in food costs, including an increase in the cost of ribs and poultry, offset by a decrease in repairs and maintenance to our units and actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2012 for the same reasons. Operating costs and expenses decreased as a percentage of total sales to approximately 95.00% in the third quarter of our fiscal year 2012 from 95.46% in the third quarter of our fiscal year 2011.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food sales and bar sales for the thirteen weeks ended June 30, 2012 increased to $10,093,000 from $9,589,000 for the thirteen weeks ended July 2, 2011. Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of restaurant food sales and bar sales), was 63.59% for the thirteen weeks ended June 30, 2012 and 65.36% for the thirteen weeks ended July 2, 2011. The decrease in our gross profit margin, (-1.77%), was primarily due to increases in our food costs, including our cost of ribs and poultry, which was only partially offset by menu price and liquor price increases. We anticipate that our gross profit for restaurant food and bar sales will remain stable during the balance of our fiscal year 2012 due to our menu price increases during the fourth quarter of our fiscal year 2011 and third quarter of our fiscal year 2012 and liquor price increases during the second quarter of our fiscal year 2012, offset by higher food costs, including our cost of ribs and poultry.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended June 30, 2012 decreased to $980,000 from $1,024,000 for the thirteen weeks ended July 2, 2011. Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), for package store sales was 32.13% for the thirteen weeks ended June 30, 2012 and 32.85% for the thirteen weeks ended July 2, 2011. The decrease in our gross profit margin, (-0.72%), was primarily due to our inability to purchase “close out” and inventory reduction merchandise from wholesalers. We anticipate that the gross profit margin for package store sales will be stable throughout the balance of our fiscal year 2012.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended June 30, 2012 increased $337,000 or 6.14% to $5,828,000 from $5,491,000 for the thirteen weeks ended July 2, 2011 due primarily to an increase in the Florida minimum wage (4.92%), which was effective January 1, 2012, and to increases in payroll taxes, including unemployment taxes. We anticipate that our payroll and related costs will increase throughout the balance of our fiscal year 2012 due primarily to payroll associated with the new restaurant location in Miami, Florida expected to open for business during the first quarter of our fiscal 2013. Payroll and related costs as a percentage of total sales was 30.07% in the third quarter of our fiscal year 2012 and 30.30% of total sales in the third quarter of our fiscal year 2011.

Index

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended June 30, 2012 increased $36,000 or 3.34% to $1,115,000 from $1,079,000 for the thirteen weeks ended July 2, 2011. Our occupancy costs increased primarily due to escalating rents at various locations and rental payments for the new restaurant location in Miami, Florida acquired by a limited partnership, which rental payments commenced January 27, 2012, partially offset by the elimination of rent from a limited partnership owned restaurant located in the shopping center in Miami, Florida which we purchased during the first quarter of our fiscal year 2012. We anticipate that our occupancy costs will increase throughout the balance of our fiscal year 2012 due to escalating rents at several locations and rental payments for the new restaurant location in Miami, Florida, offset by the elimination of rent from a limited partnership owned restaurant .

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended June 30, 2012 increased $68,000 or 1.91% to $3,622,000 from $3,554,000 for the thirteen weeks ended July 2, 2011. Selling, general and administrative expenses decreased as a percentage of total sales in the third quarter of our fiscal year 2012 to approximately 18.69% as compared to 19.61% in the third quarter of our fiscal year 2011. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2012 due primarily to the new restaurant location in Miami, Florida acquired by a limited partnership during the second quarter of our fiscal year 2012 and expected to open for business during the first quarter of our fiscal year 2013, the shopping center acquired during the first quarter of our fiscal year 2012 and increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense for the thirteen weeks ended June 30, 2012 and July 2, 2011 were unchanged at $626,000. As a percentage of revenue, depreciation and amortization expense was 3.23% of revenue in the thirteen weeks ended June 30, 2012 and 3.45% of revenue in the thirteen weeks ended July 2, 2011.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended June 30, 2012 increased $48,000 to $208,000 from $160,000 for the thirteen weeks ended July 2, 2011. Interest expense increased during the thirteen weeks ended June 30, 2012 primarily due to the interest paid on the $4.5 million mortgage loan, the proceeds of which we used to purchase a shopping center in Miami, Florida and a $1.6 million term loan the proceeds of which were also ultimately used to purchase the shopping center, while permitting us to retain our working capital and cash reserves.

Net Income. Net income for the thirteen weeks ended June 30, 2012 decreased $109,000 or 31.59% to $236,000 from $345,000 for the thirteen weeks ended July 2, 2011. As a percentage of sales, net income for the third quarter of our fiscal year 2012 is 1.22%, as compared to 1.90% in the third quarter of our fiscal year 2011.

Comparison of Thirty-Nine Weeks Ended June 30, 2012 and July 2, 2011.

Revenues. Total revenue for the thirty nine weeks ended June 30, 2012 increased $3,843,000 or 6.98% to $58,915,000 from $55,072,000 for the thirty nine weeks ended July 2, 2011

Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants (food sales) totaled $37,141,000 for the thirty nine weeks ended June 30, 2012 as compared to $34,795,000 for the thirty nine weeks ended July 2, 2011. Comparable weekly food sales (for restaurants open for all of the thirty nine weeks of our fiscal years 2012 and 2011, which consists of eight restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $921,000 and $860,000 for the thirty nine weeks ended June 30, 2012 and July 2, 2011, respectively, an increase of 7.09%. Comparable weekly food sales for Company owned restaurants was $411,000 and $373,000 for the thirty nine weeks ended June 30, 2012 and July 2, 2011, respectively, an increase of 10.19%. Comparable weekly food sales for affiliated limited partnership owned restaurants was $510,000 and $487,000 for the thirty nine weeks ended June 30, 2012 and July 2, 2011, respectively, an increase of 4.72%. Restaurant food sales increased for the thirty nine weeks ended June 30, 2012 due in part to the increase in menu prices instituted during the fourth quarter of our fiscal year 2011 and the third quarter of our fiscal year 2012.

Index

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $10,043,000 for the thirty nine weeks ended June 30, 2012 as compared to $8,937,000 for the thirty nine weeks ended July 2, 2011. Comparable weekly bar sales (for restaurants open for all of the thirty nine weeks of our fiscal years 2012 and 2011, which consists of eight restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $250,000 for the thirty nine weeks ended June 30, 2012 and $223,000 for the thirty nine weeks ended July 2, 2011, an increase of 12.11%. Comparable weekly bar sales for Company owned restaurants was $107,000 and $95,000 for the thirty nine weeks ended June 30, 2012 and July 2, 2011, respectively, an increase of 12.63%. Comparable weekly bar sales for affiliated limited partnership owned restaurants was $143,000 and $128,000 for the thirty nine weeks ended June 30, 2012 and July 2, 2011, respectively, an increase of 11.72%. Restaurant bar sales increased for the thirty nine weeks ended June 30, 2012 due in part to our increase in restaurant bar prices during the second quarter of our fiscal year 2012.

Package Store Sales. Revenue generated from sales of liquor and related items at package stores (package store sales) totaled $10,407,000 for the thirty nine weeks ended June 30, 2012 as compared to $10,321,000 for the thirty nine weeks ended July 2, 2011, an increase of $86,000. The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the thirty nine weeks of our fiscal years 2012 and 2011) was $267,000 and $265,000 for the thirty nine weeks ended June 30, 2012 and July 2, 2011, respectively, an increase of 0.75%. Package liquor store sales are expected to remain stable throughout the balance of our fiscal year 2012.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirty nine weeks ended June 30, 2012 increased $3,798,000 or 7.25% to $56,173,000 from $52,375,000 for the thirty nine weeks ended July 2, 2011. The increase was primarily due to the new restaurant location in Miami, Florida acquired by a limited partnership during the second quarter of our fiscal year 2012 and expected to open for business during the first quarter of our fiscal 2013, the shopping center in Miami, Florida acquired during the first quarter of our fiscal year 2012 and to an expected general increase in food costs, including an increase in the cost of ribs and poultry, offset by a decrease in repairs and maintenance to our units and actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2012 for the same reasons. Operating costs and expenses increased as a percentage of total sales to approximately 95.35% for the thirty nine weeks ended June 30, 2012 from 95.10% for the thirty nine weeks ended July 2, 2011.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for the thirty nine weeks ended June 30, 2012 increased to $30,457,000 from $28,758,000 for the thirty nine weeks ended July 2, 2011. Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of food sales and bar sales), was 64.55% for the thirty nine weeks ended June 30, 2012 and 65.76% for the thirty nine weeks ended July 2, 2011. We anticipate that our gross profit for restaurant food and bar sales will decrease during the balance of our fiscal year 2012 due to higher food costs, including our cost of ribs and poultry.

Index

Package Store Sales. Gross profit for package store sales for the thirty nine weeks ended June 30, 2012 decreased to $3,152,000 from $3,500,000 for the thirty nine weeks ended July 2, 2011. Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), was 30.29% for the thirty nine weeks ended June 30, 2012 compared to 33.91% for the thirty nine weeks ended July 2, 2011. The decrease in our gross profit margin, (-3.62%), was primarily due to our inability to purchase “close out” and inventory reduction merchandise from wholesalers. We anticipate that the gross profit margin for package store sales will remain stable throughout the balance of our fiscal year 2012.

Payroll and Related Costs. Payroll and related costs for the thirty nine weeks ended June 30, 2012 increased $1,209,000 or 7.33% to $17,701,000 from $16,492,000 for the thirty nine weeks ended July 2, 2011, due primarily to an increase in the Florida minimum wage (4.92%), which was effective January 1, 2012, and to increases in payroll taxes, including unemployment taxes. We anticipate that our payroll and related costs will increase throughout the balance of our fiscal year 2012 due primarily to payroll associated with the new restaurant location in Miami, Florida acquired by a limited partnership during the second quarter of our fiscal year 2012 and expected to open for business during the first quarter of our fiscal 2013. Payroll and related costs as a percentage of total sales was 30.04% for the thirty nine weeks ended June 30, 2012 and 29.95% of total sales for the thirty nine weeks ended July 2, 2011.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirty nine weeks ended June 30, 2012 increased $57,000 or 1.79% to $3,247,000 from $3,190,000 for the thirty nine weeks ended July 2, 2011. Our occupancy costs increased primarily due to escalating rents at various locations and with rental payments for the new restaurant location in Miami, Florida acquired by a limited partnership, which commenced January 27, 2012, partially offset by the elimination of rent from a limited partnership owned restaurant located in the shopping center in Miami, Florida which we purchased during the first quarter of our fiscal year 2012 and the elimination of rent paid for our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida, the real property and building of which we purchased during the first quarter of our fiscal year 2011. We anticipate that our occupancy costs will remain stable throughout the balance of our fiscal year 2012 as escalating rents at several locations and rental payments for the new restaurant location in Miami, Florida, will be partially offset by the elimination of rent from a limited partnership owned restaurant upon consolidation.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirty nine weeks ended June 30, 2012 increased $345,000 or 3.17% to $11,243,000 from $10,898,000 for the thirty nine weeks ended July 2, 2011. Selling, general and administrative expenses decreased as a percentage of total sales for the thirty nine weeks ended June 30, 2012 to 19.08% as compared to 19.79% for the thirty nine weeks ended July 2, 2011. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2012 due primarily to the new restaurant location in Miami, Florida acquired by a limited partnership during the second quarter of our fiscal year 2012 and expected to open for business during the first quarter of our fiscal year 2013, the shopping center acquired during the first quarter of our fiscal year 2012 and increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense for the thirty nine weeks ended June 30, 2012 and July 2, 2011 was $1,895,000 and $1,937,000 respectively. As a percentage of revenue, depreciation and amortization expense was 3.22% of revenue in the thirty nine weeks ended June 30, 2012 and 3.52% of revenue in the thirty nine weeks ended July 2, 2011.

Index

Interest Expense, Net. Interest expense, net, for the thirty nine weeks ended June 30, 2012 increased $145,000 to $602,000 from $457,000 for the thirty nine weeks ended July 2, 2011. Interest expense increased during the thirty nine weeks ended June 30, 2012 primarily due to the interest paid on the $4.5 million mortgage loan, the proceeds of which we used to purchase a shopping center in Miami, Florida and a $1.6 million term loan the proceeds of which were also ultimately used to purchase the shopping center, while permitting us to retain our working capital and cash reserves.

Net Income. Net income for the thirty nine weeks ended June 30, 2012 decreased $349,000 or 24.41% to $1,081,000 from $1,430,000 for the thirty nine weeks ended July 2, 2011. As a percentage of sales, net income for the thirty nine weeks ended June 30, 2012 is 1.83%, as compared to 2.60% for the thirty nine weeks ended July 2, 2011. During the thirty nine weeks ended July 2, 2011, we recognized income of $231,000, offset by income tax of $69,000, from the sale of our interest, as guarantor, of a nine (9) year leasehold interest during our second quarter of our fiscal year 2011.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During the thirty nine weeks ended June 30, 2012, we recognized pre-opening rent expense in the approximate amount of $52,000 for the Miami, Florida restaurant expected to open for business during the first quarter of our fiscal year 2013. During the thirty nine weeks ended July 2, 2011, we did not have a new restaurant location in the development stage and did not recognize any pre-opening rent. We are recognizing rent expense on a straight line basis over the term of the lease.

During the thirty nine weeks ended June 30, 2012, the limited partnership restaurant in Miami, Florida which we believe will open for business in the first quarter of our fiscal year 2013, reported losses of $68,000 primarily due to pre-opening costs, thus contributing to a reduction in the operating income for the thirty nine weeks ended June 30, 2012. During the thirty nine weeks ended July 2, 2011, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

We believe that our current cash on hand, together with our expected cash generated from operations will be sufficient to fund our operations and capital expenditures for at least the next twelve months.

Trends

During the next twelve months, notwithstanding our increase in menu prices instituted during the fourth quarter of our fiscal year 2011 and the third quarter of our fiscal year 2012 and our increase in restaurant bar prices during the second quarter of our fiscal year 2012, we still expect that our gross profit for restaurant food and bar sales will decrease moderately due primarily to a general increase in food costs, including an increase in our cost of ribs during calendar year 2012 and an increase in our cost of poultry. We expect package store sales and gross profit margin for package store sales to remain stable. We expect higher food costs and higher overall expenses to adversely affect our net income. We also increased our advertising to attract and retain our customers against increased competition. With these menu price increases, we plan to limit further menu price increases as long as possible, but continue to face increased competition and expect higher food costs and higher overall expenses, which will adversely affect our net income. We may be required to raise menu prices and restaurant bar prices wherever competitively possible.

We currently have a new restaurant in the development stage, which will be opened using our limited partnership ownership model. We continue to search for new locations to open restaurants and thereby expand our business. Any new locations will likely be opened using our limited partnership ownership model.

Index

We are not actively searching for locations for the operation of new package liquor stores, but if an appropriate location for a package liquor store becomes available, we will consider it.

Liquidity and Capital Resources

We fund our operations through cash from operations. As of June 30, 2012, we had cash of approximately $6,982,000, an increase of $2,718,000 from our cash balance of $4,264,000 as of October 1, 2011. The increase in our cash as of June 30, 2012 is due primarily to our receipt of $1,895,000 of net proceeds from the private sale of limited partnership interests by the affiliated limited partnership which owns the new Miami, Florida restaurant anticipated to open for business in the first quarter of our fiscal year 2013. Management believes that the Company’s current cash availability from its cash on hand and the expected cash from operations will be sufficient to fund operations and capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the thirty-nine weeks of fiscal years 2012 and 2011.

	---------Thirty-Nine Weeks Ended--------
	June 30, 2012	July 2, 2011
	(in Thousands)

Net cash provided by operating activities	$4,587	$3,579
Net cash used in investing activities	(1,491)	(3,850)
Net cash used in financing activities	(378)	(1,406)

Net Increase (Decrease) in Cash and Cash Equivalents	2,718	(1,677)

Cash and Cash Equivalents, Beginning	4,264	6,447

Cash and Cash Equivalents, Ending	$6,982	$4,770

We did not declare or pay a cash dividend on our capital stock during the thirty nine week period ended June 30, 2012 . During the thirty nine week period ended July 2, 2011, we declared a cash dividend of 10 cents per share payable on January 18, 2011 to shareholders of record on January 7, 2011. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. We acquired property and equipment of $7,501,000, (including $6,100,000 of which was financed and $30,000 of deposits recorded in other assets as of October 1, 2011), during the thirty nine weeks ended June 30, 2012, and including $316,000 for renovations to one (1) existing Company owned restaurant and one (1) limited partnership owned restaurant, $204,000 of which was expended during the thirteen weeks ended June 30, 2012. During the thirty nine weeks ended July 2, 2011, we acquired property and equipment of $4,193,000, (including $122,000 of which was financed and $28,000 of deposits recorded in other assets as of October 1, 2010), and including $1,218,000 for renovations to one (1) existing Company owned restaurant.

Index

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2012 to be approximately $600,000, of which $316,000 has been spent through June 30, 2012.

Long Term Debt

As of June 30, 2012, we had long term debt of $13,985,000, as compared to $9,144,000 as of July 2, 2011, and $8,757,000 as of October 1, 2011.

As of June 30, 2012, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $530,000.

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended June 30, 2012, July 2, 2011 and our fiscal year ended October 1, 2011.

Item	June 30, 2012	July 2, 2011	Oct. 1, 2011
	(in thousands)

Current Assets	$11,317	$8,757	$8,293
Current Liabilities	8,098	6,754	6,473
Working Capital	$3,219	$2,003	$1,820

Our working capital as of June 30, 2012 increased by 60.71% from our working capital as of our fiscal quarter ended July 2, 2011 and increased by 76.87% from the working capital for the fiscal year ending October 1, 2011. The increase in our working capital as of June 30, 2012 is due primarily to the closing of the private offering by the limited partnership which owns the new Miami, Florida restaurant and.our receipt of $1,895,000 of net proceeds from the private sale of limited partnership interests by the affiliated limited partnership which owns the new Miami, Florida restaurant.

.

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

Index

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of June 30, 2012 held no equity securities.

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

At June 30, 2012, we had four variable rate debt instruments outstanding that are impacted by changes in interest rates. In July, 2010, we converted the amount outstanding on our line of credit ($1,586,000) to a term loan (the “Term Loan”) and we also re-financed the mortgage loan encumbering our corporate offices (the “Refinanced Mortgage Loan”). In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”), and received a $1,600,000 term loan (the “$1.6M Term Loan”) the proceeds of which were ultimately used to purchase the shopping center, while permitting us to retain our working capital and cash reserves. As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following four (4) interest rate swap agreements:

(i) One (1) interest rate swap agreement entered into in July, 2010 relates to the Term Loan, (the “Term Loan Swap”), which converts the LIBOR based variable rate interest to a fixed rate. The Term Loan Swap requires us to pay interest for a three (3) year period at a fixed rate of 4.55% on an initial amortizing notional principal amount of $1,586,000, while receiving interest for the same period at the British Bankers Association LIBOR (“LIBOR”), Daily Floating Rate, plus 3.25%, on the same amortizing notional principal amount. Under this method of accounting, at June 30, 2012, we determined that based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender, the fair value of the Term Loan Swap was not significant; and

(ii) The second interest rate swap agreement entered into July, 2010 relates to the Refinanced Mortgage Loan (the “Mortgage Loan Swap”). The Mortgage Loan Swap requires us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount. Under this method of accounting, at June 30, 2012, we determined that based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender, the fair value of the Mortgage Loan Swap was not significant; and

(iii) The third interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at June 30, 2012, the interest rate swap agreement is an effective hedging agreement; and

Index

(iv) The fourth interest rate swap agreement entered into in November, 2011 relates to the $1.6M Term Loan (the “$1.6M Term Loan Swap”). The $1.6M Term Loan Swap requires us to pay interest for a four (4) year period at a fixed rate of 3.43% on an initial amortizing notional principal amount of $1,600,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at June 30, 2012, the interest rate swap agreement is an effective hedging agreement.

At June 30, 2012, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

Management’s Assessment on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's internal control over financial reporting.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2012, our internal control over financial reporting was effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, during the thirteen weeks ended June 30, 2012, we did not purchase any shares of our common stock. As of June 30, 2012, we still have authority to purchase 67,014 shares of our common stock under the discretionary plan approved by the Board of Directors.

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

FLANIGAN'S ENTERPRISES, INC.

Date: August 14, 2012	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

