Form 10-K
period 2012-09-29
FLANIGANS ENTERPRISES INC
filed 2012-12-28
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $6,005,000 as of March 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock as reported on the NYSE AMEX of $7.47.

There were 1,860,247 shares of the Registrant's Common Stock, $0.10 par value, outstanding as of December 28, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission by January 24, 2013.

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

General

At September 29, 2012, we (i) operated 24 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurants/package liquor stores. The table below provides information concerning the type (i.e. restaurant, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of September 29, 2012 and as compared to October 1, 2011. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

	FISCAL	FISCAL
	YEAR	YEAR	NOTE
	2012	2011	NUMBER
TYPES OF UNITS
Company Owned:
Combination package liquor
store and restaurant	4	4
Restaurant only	5	5
Package liquor store only	5	5

Company Managed
Restaurants Only:
Limited partnerships	8	8
Franchise	1	1
Unrelated Third Party	1	1

Company Owned Club:	1	1
TOTAL - Company
Owned/Operated Units:	25	25

FRANCHISED - units	5	5	(1)(2)

Notes:

(1) We operate a restaurant for one (1) franchisee. This unit is included in the table both as a franchised restaurant, as well as a restaurant operated by us.

(2) During the fourth quarter of our fiscal year ended September 29, 2012, with our consent, a franchised package store ceased operations in order to accommodate expanded restaurant operations at the location.

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

During our fiscal year 1987, we began renovating our lounges to provide full restaurant food service, and subsequently renovated and added food service to most of our lounges. Food sales currently represent approximately 78.8% and bar sales approximately 21.2% of our total restaurant sales.

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

	STATE OF	PERCENTAGE
ENTITY	ORGANIZATION	OWNED

Flanigan’s Management Services, Inc.	Florida	100
Flanigan’s Enterprises, Inc. of Georgia	Georgia	100
Flanigan’s Enterprises, Inc. of Pa.	Pennsylvania	100
Flanigan’s Enterprises of N. Miami, Inc.	Florida	100
CIC Investors #13, Limited Partnership	Florida	40
CIC Investors #50, Limited Partnership	Florida	18
CIC Investors #55, Limited Partnership	Florida	48
CIC Investors #60, Limited Partnership	Florida	45
CIC Investors #65, Limited Partnership	Florida	28
CIC Investors #70, Limited Partnership	Florida	41
CIC Investors #75, Limited Partnership	Florida	13
CIC Investors #80, Limited Partnership	Florida	27
CIC Investors #90, Limited Partnership	Florida	5
CIC Investors #95, Limited Partnership	Florida	30
Josar Investments, LLC	Florida	100
Flanigan’s Calusa Center, LLC	Florida	100

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

Franchised Package Liquor Stores. We currently franchise three package liquor stores, all in the South Florida area, all of which are operated under the name “Big Daddy’s Liquors” and are jointly operated with our franchisee’s restaurant operations. During the fourth quarter of our fiscal year ended 2012, a franchised package liquor store located in Deerfield Beach, Florida, franchised to members of the family of our Chairman of the Board, officers and/or directors, with our consent, ceased operations in order to permit expanded operations of the jointly operated restaurant at the location. Two of the three remaining franchised package liquor stores are franchised to members of the family of our Chairman of the Board, officers and/or directors. We have not entered into a franchise arrangement for either a package liquor store, restaurant or combination package liquor store/restaurant since 1986 and do not anticipate that we will do so in the foreseeable future.

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

Franchised Restaurants. We franchise five restaurants, all of which operate under our service mark “Flanigan’s Seafood Bar and Grill”, two of which operate as a restaurant only and three of which operate jointly with a franchisee operated “Big Daddy’s Liquors” package liquor store.

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

Restaurants Owned by Affiliated Limited Partnerships

We have invested with others, (some of whom are or are affiliated with our officers and directors), in eight limited partnerships which currently own and operate eight South Florida based restaurants under our service mark “Flanigan’s Seafood Bar and Grill”. We have also invested with others, (some of whom are or are affiliated with our officers and directors), in one limited partnership which currently owns and is renovating a location in Miami, Florida to operate a new restaurant under our service mark “Flanigan’s Seafood Bar and Grill”. In addition to being a limited partner in these limited partnerships, we are the sole general partner of all of these limited partnerships and manage and control the operations of the restaurants, except for the restaurant located in Fort Lauderdale, Florida where we only hold a limited partnership interest.

Generally, the terms of the limited partnership agreements provide that until the investors’ cash investment in a limited partnership (including any cash invested by us) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant, as a return of capital, up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee and one-half (1/2) to the investors, (including us), pro-rata based on the investors’ investment, as a return of capital. Once all of the investors, (including us), have received, in full, amounts equal to their cash invested, an annual management fee becomes payable to us equal to one-half (½) of cash available to be distributed, with the other one half (½) of available cash distributed to the investors (including us), as a profit distribution, pro-rata based on the investors’ investment. As of September 29, 2012, limited partnerships owning three (3) restaurants, (Surfside, Florida, Kendall, Florida and West Miami, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our “Flanigan’s Seafood Bar and Grill” service mark, which use is authorized while we act as general partner only. This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears. The restaurant under development in Miami, Florida uses the same financial arrangement. Whether we will have any additional restaurants under development in the future will be dependent, among other things, on market conditions and our ability to raise capital. We anticipate that we will continue to form limited partnerships to raise funds to own and operate restaurants under our service mark “Flanigan’s Seafood Bar and Grill” using the same or substantially similar financial arrangements.

Below is information on the nine limited partnerships which own and operate “Flanigan’s Seafood Bar and Grill” restaurants:

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

Weston, Florida

We are the sole general partner and a 30% limited partner in this limited partnership which has owned and operated a restaurant in Weston, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since January 20, 2003. 35.1% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2012, this limited partnership has returned to its investors approximately 81.25% of their initial cash invested. During our fiscal year 2012, no distributions were made to limited partners as this limited partnership had limited positive cash flow generated by this restaurant. The limited cash flow was primarily attributable to increased competition, which we expect to continue into our fiscal year 2013.

Wellington, Florida

We are the sole general partner and a 28% limited partner in this limited partnership which has owned and operated a restaurant in Wellington, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since May 27, 2005. 25.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2012, this limited partnership has returned to its investors approximately 56% of their initial cash invested, increased from approximately 52% as of the end of our fiscal year 2011.

Pinecrest, Florida

We are the sole general partner and 40% limited partner in this limited partnership which has owned and operated a restaurant in Pinecrest, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since August 14, 2006. 15.0% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2012, this limited partnership has returned to its investors approximately 80% of their initial cash invested, increased from approximately 65% as of our fiscal year ended 2011.

Pembroke Pines, Florida

We are the sole general partner and an 18% limited partner in this limited partnership which has owned and operated a restaurant in Pembroke Pines, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 29, 2007. 17.9% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2012, this limited partnership has returned to its investors approximately 41.0% of their initial cash invested, increased from approximately 32.0% as of the end of our fiscal year 2011.

Davie, Florida

We are the sole general partner and a 48% limited partner in this limited partnership which has owned and operated a restaurant in Davie, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since July 28, 2008. 9.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2012, this limited partnership has returned to its investors approximately 27.5% of their initial cash invested, increased from approximately 19.5% as of the end of our fiscal year 2011.

Fort Lauderdale, Florida

A corporation, owned by one of our board members, acts as sole general partner of a limited partnership which has owned and operated a restaurant in Fort Lauderdale, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since April 1, 1997. We have a 25% limited partnership interest in this limited partnership. 60.1% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all cash invested, but since we are not the general partner of this limited partnership, we do not receive an annual management fee. We have a franchise arrangement with this limited partnership and for accounting purposes, we do not consolidate the operations of this limited partnership into our operations.

Investment in Limited Partnership

During the second quarter of our fiscal year 2012, a limited partnership in which (i) we are the sole general partner; and (ii) we and a wholly owned subsidiary were the sole limited partners, acquired personal property assets and a leasehold interest of a non-affiliated restaurant operation located in Miami, Florida for $155,000 for the purpose of establishing a new restaurant. During the third quarter of our fiscal year 2012, the limited partnership completed its private offering of limited partnership interests, raising funds to renovate this new restaurant location using our limited partnership model. We advanced the purchase price to the limited partnership and through the closing of the private offering advanced an additional $196,000 for expenses of the limited partnership. $105,000 of the amounts advanced by us to the limited partnership were allocated to pay for our equity interest in the limited partnership, (which equity interests were purchased at the same price and upon the same terms as other equity investors), and the excess amounts advanced by us, ($246,000), were reimbursed by the limited partnership without interest from the proceeds of the limited partnership’s private offering. 24.3% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. The limited partnership owned restaurant in Miami, Florida opened for business as a "Flanigan's Seafood Bar and Grill" restaurant on December 27, 2012.

Management Agreement for “The Whale’s Rib” Restaurant

Since January, 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant. For our fiscal years ended September 29, 2012 and October 1, 2011, we generated $320,000 and $250,000 of revenue, respectively, from providing these management services. As of September 29, 2012, we have generated revenue in excess of the purchase price of the management agreement.

Adult Entertainment Club

We own, but do not operate, an adult entertainment nightclub located in Atlanta, Georgia which operates under the name “Mardi Gras”. We have a management agreement with an unaffiliated third party to manage the club. Under our management agreement, the unaffiliated third party management firm is obligated to pay us an annual amount, paid monthly, equal to the greater of $150,000 or ten (10%) percent of gross sales from the club, offset by one-half (1/2) of any rental increases, provided our fees will never be less than $150,000 per year. For our fiscal years ended September 29, 2012 and October 1, 2011, we generated $157,000 and $161,000 of revenue, respectively, from the operation of the club.

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

During our fiscal years 2012 and 2011, no significant pending matters have been initiated concerning any of our licenses which might be expected to result in a revocation of a liquor license or other significant actions against us.

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

General Liability Insurance

We have general liability insurance which incorporates a semi-self-insured plan under which we assume the full risk of the first $50,000 of exposure per occurrence, while the limited partnerships assume the full risk of the first $10,000 of exposure per occurrence. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During our fiscal year 2012 and again in fiscal year 2013 we were able to purchase excess liability insurance at a reasonable premium, whereby our excess insurance carrier is responsible for $6,000,000 coverage above our primary general liability insurance coverage. With the exception of one (1) limited partnership which has higher general liability insurance coverage to comply with the terms of its lease for the business premises, we are un-insured against liability claims in excess of $7,000,000 per occurrence and in the aggregate.

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

Property Insurance; Windstorm Insurance; Deductibles

For the policy year commencing December 30, 2012, our property insurance will be the third year of our three (3) year property insurance policy with our insurance carrier, including coverage for properties leased by us and our consolidated limited partnerships, and will provide for full insurance coverage for property losses, including those caused by windstorm, such as a hurricane. For property losses caused by windstorm, the property insurance will have fixed deductibles per location, per occurrence. For all other property losses, the property insurance will have deductibles of $10,000 per location, per occurrence. Our insurance expense for the policy year commencing December 30, 2012, including insurance coverage for our consolidated limited partnerships, will be approximately equal to our insurance expense for the policy year which commenced December 30, 2011, ($294,000), as our three (3) year property insurance policy does not provide for premium rate increases during the term.

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

Our restaurants compete directly or indirectly with many well-established competitors, both nationally and locally owned. Due to the competitive nature of the hospitality industry, we have limited our menu price increases, but during the fourth quarter of our fiscal year 2011 and the third quarter of our fiscal year 2012, higher food costs and higher overall expenses left us with no alternative but to raise our menu prices. During the second quarter of our fiscal year 2012, we also raised our restaurant bar prices. We continue to offer our customers our customary quality and quantity of beverage and food served, all at a reasonable price. We believe that we have a competitive position in our market because of widespread consumer recognition of the "Flanigan’s Seafood Bar and Grill" name.

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

Employees

As of our fiscal year end 2012, we employed 1,109 persons, of which 893 were full-time and 216 were part-time. Of these, 35 were employed at our corporate offices in administrative capacities and 8 were employed in maintenance. Of the remaining employees, 35 were employed in package liquor stores and 1,031 in restaurants.

None of our employees are represented by collective bargaining organizations. We consider our labor relations to be favorable.

EXECUTIVE OFFICERS

	Positions and Offices		Office or Position
Name	Currently Held	Age	Held Since

James G. Flanigan	Chairman of the Board of Directors, Chief Executive Officer and President	48	(1)

August Bucci	Chief Operating Officer and Executive Vice President	68	2002

Jeffrey D. Kastner	Chief Financial Officer, General Counsel and Secretary	59	(2)

Jean Picard	Vice President of Package Liquor Store Operations	74	2002

(1)	Chairman of the Board of Directors, Chief Executive Officer since 2005; President since 2002.

(2)	Chief Financial Officer since 2004; Secretary since 1995; and General Counsel since 1982.

Mike Roberts, a member of our Board of Directors since 2001, died on December 26, 2012. Mike Roberts served on our Audit Committee, Independence Committee and Corporate Governance and Nominating Committee.

Flanigan’s 401(k) Plan

Effective July 1, 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and/or matching contributions. During our fiscal years ended September 29, 2012 and October 1, 2011, the Board of Directors approved discretionary matching contributions totaling $23,000 and $24,000, respectively.

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations on our operations.

Item 1A      Risk Factors

An investment in our common stock involves a high degree of risk. These risks should be considered carefully with the uncertainties described below, and all other information included in this Annual Report on Form 10-K, before deciding whether to purchase our common stock. Additional risks and uncertainties not currently known to management or that management currently deems immaterial may also become important factors that may harm our business, financial condition or results of operations. The occurrence of any of the following risks could harm our business, financial condition and results of operations. The trading price of our common stock could decline due to any of these risks and uncertainties and you may lose part or all of your investment.

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

Continued High Unemployment, Instability in the Housing Market, High Energy and Food Costs and General Economic Uncertainty could result in a Decline in Consumer Discretionary Spending that would Materially Affect our Financial Performance.

Dining out is a discretionary expense. Factors that affect consumer behavior and spending for restaurant dining, such as changes in general economic conditions (including national, regional and local economic conditions), discretionary spending patterns, employment levels, instability in the housing market, and high energy and food costs may have a material adverse effect on us. Leading economic indicators, such as unemployment and consumer confidence, remain volatile and may not show meaningful improvement in our fiscal year 2013. If economic conditions worsen, our financial performance could be adversely affected.

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

Increases in food costs, raw materials and other supplies and services may have a material adverse impact on our financial performance.

Our operating margins depend on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including food and beverage costs, utilities and other supplies and services. We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand. However, we are currently unable to contract for extended periods of time for certain of our commodities. Consequently, these commodities can be subject to unforeseen supply and cost fluctuations due to factors such as changes in demand patterns, increases in the cost of key inputs, fuel costs, weather and other market conditions outside of our control. Dairy costs can also fluctuate due to government regulation. Our suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants, higher minimum wage and benefit costs, and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us.

Our Business Could Be Materially Adversely Affected If We Are Unable To Expand In A Timely And Profitable Manner

To grow successfully, we must open new restaurants on a timely and profitable basis. We have experienced delays in restaurant openings from time to time and may experience delays in the future. During our fiscal year 2012 we have one new restaurant under development which opened for business on December 27, 2012. During our fiscal year 2011, we did not open any new restaurants, nor did we have any new restaurants under development.

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

Our Success Depends Substantially on the Value of our Brands and our Reputation for Offering Guests a Satisfactory Experience.

We believe we have built a reasonably strong reputation for the predictability of our menu items, as part of the experience that guests enjoy in our restaurants. We believe we must protect and grow the value of our brands to continue to be successful in the future. Any incident that erodes consumer trust in or affinity for our brands could be harmful to us. If consumers perceive or experience a reduction in food quality, service or ambiance, or in any way believe we failed to deliver a consistently positive experience, our brand value could suffer.

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

We May Face Liability Under Dram Shop Statutes

Our sale of alcoholic beverages subjects us to “dram shop” statutes. These statutes allow an injured person to recover damages from an establishment that served alcoholic beverages to an intoxicated person. If we receive a judgment substantially in excess of our insurance coverage, or if we fail to maintain our insurance coverage, our business, financial condition, operating results or cash flows could be materially and adversely affected. We currently have two “dram shop” claims, which we are defending vigorously. See “Item 1. Business—Government Regulation” for a discussion of the regulations with which we must comply.

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

Item 2. Properties

Our operations are conducted primarily on leased property with the exception of (i) a 10,000 square foot stand-alone building located in Fort Lauderdale, Florida that we purchased in December, 1999, which since April, 2001 has housed our corporate headquarters; (ii) a 4,600 square foot stand-alone building located in Hallandale, Florida that we purchased in July, 2006 and which since September, 1968 has housed our Hallandale, Florida Company-owned combination restaurant and package liquor store (Store #31); (iii) a 4,120 square foot stand-alone building in Hollywood, Florida we constructed in November, 2003, upon real property we acquired in September, 2001 pursuant to a 25 year ground lease interest, (a portion of this building is leased to an unaffiliated third party), and which since November, 2003 has housed our Hollywood, Florida Company-owned package liquor store (Store #4); (iv) a 4,500 square foot stand-alone building located in Hollywood, Florida that we purchased in October, 2009 and which since March, 1972 has housed our Hollywood, Florida Company-owned combination restaurant and package liquor store (Store #19); (v) a 4,600 square foot stand-alone building located in Fort Lauderdale, Florida that we purchased in August, 2010 and which since December, 1968 has housed our Fort Lauderdale, Florida Company-owned restaurant (Store #22); (vi) a 5,100 square foot stand-alone building in North Miami, Florida that we purchased in November, 2010 and which since July, 1968 has housed our North Miami, Florida Company-owned combination restaurant and package store (Store #20); and (vii) a 23,678 square foot two building shopping center in Miami, Florida that we purchased in November, 2011, one building, approximately 18,828 square feet, is leased to twelve unaffiliated third parties and a second stand-alone building, approximately 4,850 square feet, which since April, 2000 has housed our Kendall, Florida based restaurant, which is owned by our affiliated limited partnership (Store #70).

All of our units require periodic refurbishing in order to remain competitive. We have budgeted $850,000 for our refurbishing program for fiscal year 2013. See Item 7, "Liquidity and Capital Resources" for discussion of the amounts spent in fiscal year 2012.

The following table summarizes information related to the properties upon which our operations are conducted:

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Big Daddy's Liquors #4	1,978	N/A	Company	3/1/02 to 2/28/27
Flanigan's Enterprises				and Options to
Inc. (6)				2/28/47
7003 Taft Street
Hollywood, FL

Big Daddy's Liquors #7	1,450	N/A	Company	11/1/00 to 10/31/13
Flanigan's Enterprises,				and Annual Options
Inc.				to 10/31/15
1550 W. 84th Street
Hialeah, FL

Big Daddy's Liquors #8	1,942	N/A	Company	5/1/99 to 4/30/14
Flanigan's Enterprises, Inc
959 State Road 84
Fort Lauderdale, FL

Flanigan’s Seafood	4,300	130	Company	1/1/10 to 12/31/14
Bar and Grill #9				Options to 12/31/24
Flanigan’s Enterprises,
Inc.
1550 W. 84th Street
Hialeah, FL

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Flanigan's Legends	5,000	150	Franchise	1/4/00 to 1/3/20
Seafood Bar and Grill #11				Option to 1/3/25
11 Corporation (1)
330 Southern Blvd.
W. Palm Beach, FL

Flanigan's Seafood	5,000	180	Company	11/15/92 to
Bar and Grill #12				11/15/13
Flanigan’s Enterprises, Inc.				Option to 11/15/16
2405 Tenth Ave. North
Lake Worth, FL

Flanigan's Seafood	3,320	90	Franchise	6/1/79 to 6/1/14
Bar and Grill #14				Option to 6/1/19
Big Daddy's #14, Inc. (1)(2)(5)
2041 NE Second St.
Deerfield Beach, FL

Flanigan’s Seafood	4,000	90	Franchise/	1/1/09 to 8/31/16
Bar and Grill #15			Limited	Options to 12/31/24
CIC Investors #15 Ltd.(1)			Partnership
1479 E. Commercial Blvd.
Ft. Lauderdale, FL

Flanigan's Seafood	4,300	100	Franchise	2/15/72 to 12/31/15
Bar and Grill #18				Option to 12/31/20
Twenty Seven Birds
Corp. (1)(2)
2721 Bird Avenue
Miami, FL

Flanigan’s Seafood	4,500	160	Company	Company-Owned
Bar and Grill #19
Flanigan’s Enterprises,
Inc.
2505 N. University Dr.
Hollywood, FL

Flanigan's Seafood	5,100	140	Company	Company-Owned
Bar and Grill #20				Parking Lease
Flanigan's Enterprises				5/1/69 to 12/31/12
Inc. (8)				Annual options
13205 Biscayne Blvd.				until the Company
North Miami, FL				fails to exercise

Flanigan's Seafood	4,100	200	Company	Company-Owned
Bar and Grill #22
Flanigan's Enterprises,
Inc.
2600 W. Davie Blvd.

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Ft. Lauderdale, FL

Flanigan's Seafood	4,600	150	Company	Company Owned
Bar and Grill #31
Flanigan's Enterprises, Inc.
4 N. Federal Highway
Hallandale, FL

Flanigan's Seafood Bar	4,620	130	Company	10/1/10 to 5/31/20
and Grill #33
Flanigan’s Enterprises, Inc.
45 S. Federal Highway
Boca Raton, FL

Big Daddy's Liquors #34	3,000	N/A	Company	5/29/97 to 5/28/17
Flanigan's Enterprises, Inc.				Options to 5/28/27
9494 Harding Ave.
Surfside, FL

Flanigan's Seafood	4,600	140	Company	4/1/71 to 12/31/15
Bar and Grill #40,
Flanigan's Enterprises, Inc.
5450 N. State Road 7
N. Lauderdale, FL

Piranha Pat's #43	4,500	90	Franchise	12/1/72 to 11/30/17
BD 43 Corporation (1)(2)				Option to 11/30/22
2500 E. Atlantic Blvd.
Pompano Beach, FL

Big Daddy's Liquors #47	6,000	N/A	Company	12/21/68 to 1/1/20
Flanigan's Enterprises,				Options to 1/1/50
Inc. (3)
8600 Biscayne Blvd.
Miami, FL

Flanigan’s Seafood	8,000	200	Limited	06/01/11 to 5/31/16
Bar and Grill #13,			Partnership	Option to 5/31/21
CIC Investors #13, Ltd.
11415 S. Dixie Highway
Pinecrest, FL

Flanigan’s Seafood	4,000	200	Limited	10/24/06 to 10/23/16
Bar and Grill #50,			Partnership	Options to 10/23/26
CIC investors #50, Ltd.
17185 Pines Boulevard
Pembroke Pines, FL

Flanigan’s Seafood	5,900	200	Limited	1/5/07 to 12/31/21
Bar and Grill #55			Partnership	Options to 12/31/31

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

CIC Investors #55, Ltd.
2190 S. University Drive
Davie, Florida

Flanigan's Seafood	6,800	200	Limited	8/1/97 to 12/31/21
Bar and Grill #60			Partnership
CIC Investors #60 Ltd.
9516 Harding Avenue
Surfside, FL

Flanigan’s Seafood	6,128	200	Limited	5/01/05 to 6/30/15
Bar and Grill #65			Partnership	Options to 3/31/25
CIC Investors #65, Ltd.
2335 State Road 7, Suite 100
Wellington, FL

Flanigan's Seafood	4,850	161	Limited	4/1/00 to 3/31/15
Bar and Grill #70			Partnership	Options to 3/31/30
CIC Investors #70 Ltd.
12790 SW 88 St
Miami, FL

Flanigan’s Seafood	7,000	200	Company	5/1/10 to 4/30/13
Bar and Grill #75 (9)				Option to 4/30/16
Flanigan’s Enterprises, Inc.
950 S. Federal Highway
Stuart, FL

Flanigan's Seafood	5,000	165	Limited	6/15/01 to 12/14/19
Bar and Grill #80			Partnership	Options to 12/14/39
CIC Investors #80 Ltd.
8695 N.W. 12th St
Miami, FL

Flanigan's Seafood	4,300	200	Limited	4/1/11 to 3/31/26
Bar and Grill #90 (11)			Partnership	Option to 3/31/31
CIC Investors #90 Ltd.
9857 S.W. 40th Street
Miami, FL

Flanigan's Seafood	5,700	235	Limited	7/29/01 to 7/28/17
Bar and Grill #95			Partnership	Options to 7/28/32
CIC Investors #95 Ltd.
2460 Weston Road
Weston, FL

Mardi Gras	10,000	400	Company	4/30/06 to 4/30/16
Flanigan’s Enterprises,				Option to 4/30/26
Inc., #600 (4)(7)
Powers Ferry Landing

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Atlanta, GA

Flanigan’s Calusa	28,000 sq. ft.	shopping center		Company owned
Center, LLC (10)
12750 – 12790 S.W. 88th Street
Miami, Florida

(1)	Franchised by Company.

(2)	Lease assigned to franchisee.

(3)	In 1974, we sold and assigned the underlying ground lease to unaffiliated third parties and simultaneously subleased it back. As of September 29, 2012, we have purchased from the unaffiliated third parties and own 52% of the underlying ground lease and our sublease agreement. As a result, we pay all rent due under the ground lease, but only 48% of the rent due under the sublease agreement.

(4)	Location managed by an unaffiliated third party.

(5)	Effective December 1, 1998, we purchased the Management Agreement to operate the franchised restaurant for the franchisee.

(6)	Ground lease executed by us on September 25, 2001. We constructed a 4,120 square foot building, of which 1,978 square feet is used by us for the operation of a package liquor store and the other 2,142 square feet is subleased to an unaffiliated third party as retail space. The package liquor store opened for business on November 17, 2003.

(7)	During the third quarter of our fiscal year 2006, our lease for this location expired. The unaffiliated third party entered into a new lease for the business premises effective May 1, 2006 and as of that date, we no longer have responsibility to pay any amounts under the lease.

(8)	During the first quarter of our fiscal year 2011, we closed on the purchase of the real property and building at this location.

(9)	During the fourth quarter of our fiscal year 2011, we purchased the operating assets of this restaurant from our limited partnership.

(10)	During the first quarter of our fiscal year 2012, our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, closed on the purchase of the two building shopping center in Miami, Florida, which consists of one building which is leased to twelve unaffiliated third parties and a second stand-alone building where our limited partnership owned restaurant located at 12790 SW 88th Street, Miami, Florida, (Store #70), operates.

(11)	Restaurant opened for business on December 27, 2012.

Recent Purchase of Real Property

Miami, Florida

During the first quarter of our fiscal year 2012, we, through a new wholly owned subsidiary, (Flanigan’s Calusa Center, LLC, a Florida limited liability company), closed on the purchase of a two building shopping center in Miami, Florida, which consists of one building which is leased to twelve unaffiliated third parties and a second stand-alone building where our limited partnership owned restaurant located at 12790 SW 88th Street, Miami, Florida,(Store #70), operates. We paid $6,140,000 for this property, $4,500,000 of which we borrowed from a non-affiliated third party lender, pursuant to a first mortgage, (the “$4.5M Mortgage Loan”), which we guaranteed. The $4.5M Mortgage Loan is in the original principal amount of $4,500,000 and bears interest at a variable rate. We entered into an interest rate swap agreement to hedge the interest rate risk as to $3,750,000 of the principal amount, (the “$3.75M Hedged Amount”), which fixed the interest rate as to that portion of the principal amount of the $4.5M Mortgage Loan at 4.51% per annum throughout the term of the loan. The $4.5M Mortgage Loan is amortized over twenty (20) years, with our current monthly payment of principal and interest as to the $3.75M Hedged Amount, each in the amount of $23,700 and with our current monthly payment of principal and interest as to that portion of the principal amount not fixed by the interest rate swap agreement, ($750,000), payable at a variable interest rate of LIBOR - 1 Month plus 2.25%, (2.46% as of November 30, 2012). The entire principal balance and all accrued but unpaid interest is due on December 1, 2019.

Recent Extension of Existing Lease for Existing Location

Surfside, Florida

During the first quarter of our fiscal year 2012, we exercised the final five (5) year renewal option for the package liquor store which we own located at 9494 Harding Avenue, Surfside, Florida, (Store #34), and simultaneously received two additional five year renewal options for us to further extend the term of the lease. The renewal terms under the options to renew, if we exercise the same, are the same as the existing lease, including that the annual rent will be subject to a fixed increase at the start of each renewal option exercised.

Subsequent Events

Purchase of Real Property, (N. Miami, FL.):

Subsequent to the end of our fiscal year 2012, we closed on the purchase of the two parcels of property adjacent to the Company owned property where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates. We lease the first parcel of property for non-exclusive parking. Each parcel of property includes a building of approximately 2,600 square feet, but the building on the property directly adjacent to our property will be demolished for the construction of a parking lot. We will offer the second building for lease. We paid $2,900,000 for this property, $1,950,000 of which is financed by the seller. The mortgage bears interest at the rate of 7.5% annually and is amortized over twenty (20) years, with our monthly payment of principal and interest totaling $15,700. The entire principal balance and all accrued but unpaid interest is due on December 31, 2022.

Line of Credit

Subsequent to the end of our fiscal year 2012, we were in the process of finalizing a $500,000 line of credit from a non affiliated third party lender, (the “Line of Credit”), to insure that we have adequate working capital and cash reserves after the purchase of the two parcels of property adjacent to the Company owned property where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates. The Line of Credit bears interest at the floating rate of prime plus 1%. The entire principal balance and all accrued but unpaid interest is due in four months. We granted our lender a security interest in substantially all of our assets as collateral to secure our repayment obligations under our Line of Credit.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NYSE/AMEX under the symbol “BDL”. The following table sets forth the high and low sales prices of a share of our common stock for the periods specified as reported by the NYSE/AMEX:

Fiscal Year 2011	High	Low
First Quarter (October 3, 2010 - January 1, 2011)	$8.92	$6.59
Second Quarter (January 2, 2011 – April 2, 2011)	$9.02	$7.56
Third Quarter (April 3, 2011 – July 2, 2011)	$9.46	$7.27
Fourth Quarter (July 3, 2011 – October 1, 2011)	$7.90	$6.48

Fiscal Year 2012
First Quarter (October 2, 2011 - December 31, 2011)	$8.25	$6.74
Second Quarter (January 1, 2012 – March 31, 2012)	$8.91	$6.42
Third Quarter (April 1, 2012 – June 30, 2012)	$8.25	$7.15
Fourth Quarter (July 1, 2012 – September 29, 2012)	$8.25	$7.25

Holders

As of the close of business on December 28, 2012, there were approximately 309 holders of record of our common stock.

Dividend Policy

We did not declare or pay any cash dividends on our capital stock in our fiscal year 2012. During our fiscal year 2011, our Board declared a cash dividend of 10 cents per share which was paid on January 18, 2011 to shareholders of record on January 7, 2011. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Equity Compensation Plan Information

The following table sets forth information at September 29, 2012 regarding compensation plans under which our equity securities are authorized for issuance:

	Number of securities to be issued upon	Weighted-average	Number of securities
	exercise of	exercise price of	remaining available for
	outstanding options,	outstanding options,	future issuance under
	warrants, restricted	warrants, restricted	equity compensation
Plan category	stock and rights	stock and rights	Plans

Equity compensation plans approved by security holders	—	$—	40,000

Equity compensation plans not approved by security holders	—	$—	—

Total	—	$—	40,000

Issuer Repurchases of Equity Securities

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, the Board of Directors authorized management to purchase up to 100,000 shares of our common stock. Since the Board’s 2007 authorization, we have purchased an aggregate of 32,986 shares, of which 800 shares were purchased by us in fiscal year 2012. As of September 29, 2012, we still have authority to purchase 67,014 shares of our common stock under the discretionary plan approved by the Board of Directors.

Item 6. Selected Financial Data

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the captions “Risk Factors”. In addition, the following discussion and analysis should be read in conjunction with the 2012 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere in this report.

Overview

Financial Information Concerning Industry Segments

Our business is conducted principally in two segments: the restaurant segment and the package liquor store segment. Financial information broken into these two principal industry segments for the two fiscal years ended September 29, 2012 and October 1, 2011 is set forth in the consolidated financial statements which are attached hereto.

General

At September 29, 2012, we (i) operated 24 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants, (one of which we operate), and three combination restaurants/package liquor stores.

Franchised Units. In exchange for our providing management and related services to our franchisees and granting them the right to use our service marks "Flanigan's Seafood Bar and Grill" and "Big Daddy's Liquors", our franchisees (four of which are franchised to members of the family of our Chairman of the Board, officers and/or directors), are required to (i) pay to us a royalty equal to 1% of gross package liquor sales and 3% of gross restaurant sales; and (ii) make advertising expenditures equal to between 1.5% to 3% of all gross sales based upon our actual advertising costs allocated between stores, pro-rata, based upon gross sales.

Affiliated Limited Partnership Owned Units. We manage and control the operations of the eight restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is managed and controlled by a related franchisee. We currently have one restaurant under development in Miami, Florida which will result in us operating the restaurant as general partner. This new restaurant opened for business on December 27, 2012. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated with our results of operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method.

Results of Operations

REVENUES (in thousands):
	Fifty Two		Fifty Two
	Weeks Ended		Weeks Ended
	Sept. 29, 2012		Oct. 1, 2011
Sales

Restaurant, food	$48,943	64.9%	$45,951	64.8%
Restaurant, bar	13,255	17.6%	11,814	16.7%
Package goods	13,214	17.5%	13,141	18.5%
Total	75,412	100.0%	70,906	100.0%

Franchise related revenues	1,133		1,023
Owner’s fee	157		161
Other operating income	158		219
Rental income	475		—
Total Revenues	$77,335		$72,309

Comparison of Fiscal Years Ended September 29, 2012 and October 1, 2011

Revenues. Total revenue for our fiscal year 2012 increased $5,026,000 or 6.95% to $77,335,000 from $72,309,000 for our fiscal year 2011. The increase in total revenue during our fiscal year 2012 was primarily due to revenue generated from the sale of food at our restaurants caused by our increasing our menu prices during the fourth quarter of our fiscal year 2011 and the third quarter of our fiscal year 2012 and revenue generated from the sale of alcoholic beverages at restaurants caused by our increasing our bar liquor prices during the third quarter of our fiscal year 2012.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $48,943,000 for our fiscal year 2012 as compared to $45,951,000 for our fiscal year 2011. Comparable weekly restaurant food sales (for restaurants open for all of our fiscal years 2012 and 2011, which consists of eight restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $911,000 and $853,000 for our fiscal years 2012 and 2011, respectively, an increase of 6.80%. Comparable weekly restaurant food sales for Company owned restaurants only was $405,000 and $370,000 for our fiscal years 2012 and 2011, respectively, an increase of 9.46%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $506,000 and $483,000 for our fiscal years 2012 and 2011, respectively, an increase of 4.76%. The increase in restaurant revenue generated from the sale of food at restaurants was primarily caused by our increasing menu prices during the fourth quarter of our fiscal year 2011 and the third quarter of our fiscal year 2012.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $13,255,000 for our fiscal year 2012 as compared to $11,814,000 for our fiscal year 2011. Comparable weekly restaurant bar sales (for restaurants open for all of our fiscal years 2012 and 2011, which consists of eight restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $247,000 and $220,000 for our fiscal years 2012 and 2011, respectively, an increase of 12.27%. Comparable weekly restaurant bar sales for Company owned restaurants only was $105,000 and $94,000 for our fiscal years 2012 and 2011, respectively, an increase of 11.70%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $142,000 and $126,000 for our fiscal years 2012 and 2011, respectively, an increase of 12.70%. The increase in restaurant revenue generated from the sale of alcoholic beverages at restaurants was primarily caused by our increasing our bar liquor prices during the third quarter of our fiscal year 2012.

Package Liquor Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $13,214,000 for our fiscal year 2012 as compared to $13,141,000 for our fiscal year 2011, an increase of $73,000 or 0.56%. The weekly average of same store package liquor store sales, which includes all nine (9) Company owned package liquor stores, was $254,000 for our fiscal year 2012 as compared to $253,000 for our fiscal year 2011.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for our fiscal year 2012 increased $4,582,000 or 6.62% to $73,764,000 from $69,182,000 for our fiscal year 2011. The increase was primarily due to the costs related to our new restaurant location in Miami, Florida acquired by a limited partnership during the second quarter of our fiscal year 2012 and opened for business on December 27, 2012, the shopping center in Miami, Florida acquired during the first quarter of our fiscal year 2012 and to an expected general increase in food costs, including an increase in the cost of poultry, offset by a decrease in repairs and maintenance to our units and actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2013 for the same reasons. Operating costs and expenses decreased as a percentage of total sales to approximately 95.38% in our fiscal year 2012 from 95.68% in our fiscal year 2011.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for our fiscal year 2012 increased to $40,059,000 from $37,857,000 for our fiscal year 2011. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 64.41% for our fiscal year 2012 and 65.54% for our fiscal year 2011. We anticipate that our gross profit for restaurant food and bar sales will decrease during our fiscal year 2013 due to higher food costs, including our cost of poultry, offset by a decrease in our cost of ribs during calendar year 2013.

Package Liquor Store Sales. Gross profit for package liquor store sales for our fiscal year 2012 decreased to $4,102,000 from $4,381,000 for our fiscal year 2011. Our gross profit margin (calculated as gross profit reflected as a percentage of package liquor store sales) for package liquor store sales was 31.04% for our fiscal year 2012 and 33.34% for our fiscal year 2011. The decrease in our gross profit margin for package liquor store sales during our fiscal year 2012 (-2.30%) was due to our inability to purchase “close out” and inventory reduction merchandise from wholesalers which we were able to obtain during the first and second quarters of our fiscal year 2011. We anticipate that our gross profit margin for package liquor store sales will stabilize during our fiscal year 2013.

Payroll and Related Costs. Payroll and related costs for our fiscal year 2012 increased $1,642,000 or 7.56% to $23,354,000 from $21,712,000 for our fiscal year 2011 due primarily to an increase in the Florida minimum wage (4.92%), which was effective January 1, 2012, and to increases in payroll taxes, including unemployment taxes. We anticipate that our payroll and related costs will increase throughout our fiscal year 2013 due primarily to payroll associated with the new restaurant location in Miami, Florida acquired by a limited partnership during the second quarter of our fiscal year 2012 and opened for business on December 27, 2012. Payroll and related costs as a percentage of total sales was 30.20% in our fiscal year 2012 and 30.03% of total sales in our fiscal year 2011.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold interests) for our fiscal year 2012 increased $64,000 or 1.48% to $4,328,000 from $4,264,000 for our fiscal year 2011. Our occupancy costs increased primarily due to increasing percentage rents at various locations and due to rental payments for the new restaurant location in Miami, Florida acquired by a limited partnership, which commenced January 27, 2012, partially offset by the elimination of rent from a limited partnership owned restaurant located in the shopping center in Miami, Florida which we purchased during the first quarter of our fiscal year 2012 and the elimination of rent paid for our combination restaurant and package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida, the real property and building of which we purchased during the first quarter of our fiscal year 2011. We anticipate that our occupancy costs will remain stable throughout our fiscal year 2013 as rental payments for the new restaurant location in Miami, Florida, will be offset by the reduction in rental payments as a result of our purchase of the building on November 30, 2011 where Store #70 is located.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for our fiscal year 2012 increased $293,000 or 2.02% to $14,831,000 from $14,538,000 for our fiscal year 2011. Selling, general and administrative expenses decreased as a percentage of total sales in our fiscal year 2012 to 19.18% as compared to 20.11% in our fiscal year 2011. We anticipate that our selling, general and administrative expenses will increase throughout our fiscal year 2013 due primarily to the new restaurant location in Miami, Florida acquired by a limited partnership during the second quarter of our fiscal year 2012 and opened for business on December 27, 2012, the shopping center acquired during the first quarter of our fiscal year 2012 and increases across all categories.

Depreciation and Amortization. Depreciation and amortization for our fiscal year 2012 decreased $42,000 or 1.63% to $2,528,000 from $2,570,000 for our fiscal year 2011. As a percentage of revenue, depreciation and amortization expense was 3.27% of revenue for our fiscal year 2012 and 3.55% of revenue for our fiscal year 2011.

Interest Expense, Net. Interest expense for our fiscal year 2012 increased $191,000 to $806,000 from $615,000 for our fiscal year 2011. Interest expense increased during our fiscal year 2012 primarily due to the interest paid on the $4.5 million mortgage loan, the proceeds of which we used to purchase a shopping center in Miami, Florida and a $1.6 million term loan the proceeds of which were also ultimately used to purchase the shopping center, while permitting us to retain our working capital and cash reserves.

Net Income Attributable to Stockholders. Net income attributable to stockholders for our fiscal year 2012 decreased $36,000 or 2.48% to $1,413,000 from $1,449,000 for our fiscal year 2011. As a percentage of sales, net income for our fiscal year 2012 is 1.83%, as compared to 2.00% in our fiscal year 2011. During our fiscal year 2011, we recognized income of $231,000, offset by income tax of $67,000, from the sale of our interest, as guarantor, of a nine (9) year leasehold interest. Without giving effect to the above non-recurring item, our net income attributable to stockholders for our fiscal year 2012 would have increased $128,000 or 9.96% to $1,285,000 for our fiscal year 2011.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During our fiscal year 2012, we recognized pre-opening rent expense in the approximate amount of $83,000 for the Miami, Florida restaurant which opened for business on December 27, 2012. During our fiscal year 2011, we did not have a new restaurant location in the development stage and did not recognize any pre-opening rent. We are recognizing rent expense on a straight line basis over the term of the lease.

During our fiscal year 2012, the limited partnership restaurant in Miami, Florida which opened for business on December 27, 2012, reported losses of $107,000 primarily due to pre-opening costs, thus contributing to a reduction in the operating income for our fiscal year 2012. During our fiscal year 2011, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

We believe that our current cash on hand, together with our expected cash generated from operations will be sufficient to fund our operations and capital expenditures for at least the next twelve months.

Trends

During the next twelve months, we expect that our restaurant food and bar sales will increase, but gross profit for restaurant food and bar sales will decrease due to higher food costs, including our cost of poultry, offset by a decrease in our cost of ribs during calendar year 2013. We anticipate that our package liquor store sales and gross profit margin for package liquor store sales will stabilize during our fiscal year 2013. We expect higher food costs and higher overall expenses to adversely affect our net income. We also plan to continue our increased advertising to attract and retain our customers against increased competition. With our recent menu price increases, we plan to limit further menu price increases as long as possible, but continue to face increased competition and expect higher food costs and higher overall expenses, which will adversely affect our net income. We may be required to raise menu prices wherever competitively possible.

We currently have a new restaurant in the development stage, which opened for business on December 27, 2012 using our limited partnership ownership model. We continue to search for new locations to open restaurants and thereby expand our business. Any new locations will likely be opened using our limited partnership ownership model.

We are not actively searching for locations for the operation of new package liquor stores, but if an appropriate location for a package liquor store becomes available, we will consider it.

Liquidity and Capital Resources

We fund our operations through our cash on hand and positive cash flow from operations. As of September 29, 2012, we had cash of approximately $7,221,000, an increase of $2,957,000 from our cash balance of $4,264,000 as of October 1, 2011. The increase in cash as of September 29, 2012 was primarily due to a balance of $1,306,000 of net proceeds from the private sale of limited partnership interests by the affiliated limited partnership which owns the new Miami, Florida restaurant and opened for business on December 27, 2012. Management believes that the Company’s current cash availability from its cash on hand and the expected cash from operations will be sufficient to fund operations and capital expenditures for at least the next twelve months.

Cash Flows

	Fiscal Years
	2012	2011
	(in thousands)
Net cash and cash equivalents
provided by operating activities	$6,212	$4,352
Net cash and cash equivalents
used in investing activities	(2,030)	(4,172)
Net cash and cash equivalents
used in financing activities	(1,225)	(2,363)
Net increase (decrease)
in cash and equivalents	2,957	(2,183)
Cash and equivalents,
beginning of year	4,264	6,447
Cash and equivalents,
end of year	$7,221	$4,264

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. We acquired property and equipment of $7,800,000, (including $6,100,000 of which was financed and $30,000 of deposits recorded in other assets as of October 1, 2011), during our fiscal year 2012, including $507,000 for renovations to one (1) existing Company owned restaurant and three (3) existing limited partnership owned restaurants. During our fiscal year 2011, we acquired property and equipment of $4,586,000, (including $122,000 of which was financed and $28,000 of deposits recorded in other assets as of October 1, 2010), during our fiscal year 2011, including $1,261,000 for renovations to one (1) existing Company owned restaurant. All of our owned units require periodic refurbishing in order to remain competitive. The cost of this refurbishment in our fiscal year 2012 was $507,000 for renovations to one (1) existing Company owned restaurant and for renovations to three (3) limited partnership owned restaurants. We anticipate the cost of this refurbishment in our fiscal year 2013 will be approximately $850,000, which funds will be provided from operations.

Debt

As of the end of our fiscal year 2012, we had debt of $13,418,000, as compared to $8,757,000 as of the end of our fiscal year 2011. As of September 29, 2012, we are in compliance with the covenants of all loans with our lender.

We repaid long term debt, including auto loans, financed insurance premiums and mortgages in the amount of $1,859,000 and $1,350,000 in our fiscal years 2012 and 2011, respectively.

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

(ii) For the policy year beginning December 30, 2011, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers, including automobile and excess liability coverage. The one (1) year general liability insurance premiums, including automobile and excess liability coverage, total, in the aggregate $286,000, of which $250,000 was financed through the same unaffiliated third party lender. The finance agreement obligated us to repay the amounts financed together with interest at the rate of 3.19% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of $25,000. The finance agreement was secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(iii) For the policy year beginning December 30, 2011, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers, including excess liability coverage. The one (1) year general liability insurance premiums, including excess liability coverage, total, in the aggregate $356,000, of which $297,000 was financed through the same unaffiliated third party lender. The finance agreement obligated us to repay the amounts financed, together with interest at the rate of 3.19% per annum, over 9 months, with monthly payments of principal and interest, each in the amount of $30,000 and was paid in full during the fourth quarter of our fiscal year 2012. The finance agreement was secured by a security agreement in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(iv) For the policy year beginning December 30, 2012, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers, including automobile and excess liability coverage. The one (1) year general liability insurance premiums, including automobile and excess liability coverage, total, in the aggregate $309,000, of which $282,000 is financed through the same unaffiliated third party lender. The finance agreement obligates us to repay the amounts financed together with interest at the rate of 3.29% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of $29,000. The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(v) For the policy year beginning December 30, 2012, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers, including excess liability coverage. The one (1) year general liability insurance premiums, including excess liability coverage, total, in the aggregate $390,000, of which $356,000 is financed through the same unaffiliated third party lender. The finance agreement obligates us to repay the amounts financed, together with interest at the rate of 3.29% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of $36,000. The finance agreement is secured by a security agreement in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

As of September 29, 2012, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $333,000.

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants, on September 19, 2012, we entered into a purchase agreement with a new rib supplier, whereby we agreed to purchase approximately $3,800,000 of baby back ribs during calendar year 2013 from this vendor at a fixed cost. While we anticipate purchasing all of our rib supply from this vendor, we believe there are several other alternative vendors available, if needed.

Purchase of Limited Partnership Interests

During our fiscal year 2012, we purchased from one limited partner (who is not an officer, director or family member of officers or directors) a limited partnership interest of 0.18% in one (1) limited partnership which owns a restaurant for an aggregate purchase price of $3,000. During our fiscal year 2011, we purchased from one limited partner (who is not an officer, director or family member of officers or directors) a limited partnership interest of 1.06% in one (1) limited partnership which owns a restaurant for an aggregate purchase price of $17,000.

Working capital

The table below summarizes our current assets, current liabilities and working capital for our fiscal years 2012 and 2011:

	Sept. 29	Oct. 1
(in thousands)	2012	2011

Current assets	$11,433	$8,293

Current liabilities	8,283	6,473

Working capital	3,150	1,820

Our working capital as of September 29, 2012 increased by 73.13% from working capital as of October 1, 2011. Our working capital increased during our fiscal year 2012 from our working capital for our fiscal year ended October 1, 2011 primarily due to the net funds ($1,306,000) remaining from the private sale of limited partnership interests by the affiliated limited partnership which owns the new Miami, Florida restaurant.

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that our cash on hand and positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures throughout our fiscal year 2013, including payment for a new point of sale system for our restaurants ($415,000).

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of the end of our fiscal year 2012 or our fiscal year 2011.

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

Consolidation of Limited Partnerships

As of September 29, 2012, we operate eight (8) restaurants as general partner of the limited partnerships that own the operations of these restaurants. We currently have one restaurant under development in Miami, Florida which will result in us operating the restaurant as general partner. This new restaurant opened for business on December 27, 2012. Additionally, we expect that any expansion which takes place in opening additional new restaurants will also result in us operating the restaurants as general partner. In addition to the general partnership interest we also purchase limited partnership units ranging from 5% to 48% of the total units outstanding. As a result of these controlling interests, we consolidate the operations of these limited partnerships with ours despite the fact that we do not own in excess of 50% of the equity interests. All intercompany transactions are eliminated in consolidation. The noncontrolling interests in the earnings of these limited partnerships are removed from net income and are not included in the calculation of earnings per share.

Income Taxes

FASB ASC Topic 740 – Income Taxes, requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss and tip credit carryforwards to the extent that realization of said benefits is more likely than not. For discussion regarding our carryforwards refer to Note 6 to the consolidated financial statements for our fiscal year 2012.

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

At September 29, 2012, we had four variable rate debt instruments outstanding that are impacted by changes in interest rates. In July, 2010, we converted the amount outstanding on our line of credit ($1,586,000) to a term loan (the “Term Loan”) and we also re-financed the mortgage loan encumbering our corporate offices (the “Refinanced Mortgage Loan”). In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”), and received a $1,600,000 term loan (the “$1.6M Term Loan”) the proceeds of which were ultimately used to purchase the shopping center, while permitting us to retain our working capital and cash reserves. As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following four (4) interest rate swap agreements:

(i) One (1) interest rate swap agreement entered into in July, 2010 relates to the Term Loan, (the “Term Loan Swap”), which converts the LIBOR based variable rate interest to a fixed rate. The Term Loan Swap requires us to pay interest for a three (3) year period at a fixed rate of 4.55% on an initial amortizing notional principal amount of $1,586,000, while receiving interest for the same period at the British Bankers Association LIBOR (“LIBOR”), Daily Floating Rate, plus 3.25%, on the same amortizing notional principal amount. Under this method of accounting, at September 29, 2012, we determined that based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender, the fair value of the Term Loan Swap was not significant; and

(ii) The second interest rate swap agreement entered into July, 2010 relates to the Refinanced Mortgage Loan (the “Mortgage Loan Swap”). The Mortgage Loan Swap requires us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount. Under this method of accounting, at September 29, 2012, we determined that based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender, the fair value of the Mortgage Loan Swap was not significant; and

(iii) The third interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at September 29, 2012, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(iv) The fourth interest rate swap agreement entered into in November, 2011 relates to the $1.6M Term Loan (the “$1.6M Term Loan Swap”). The $1.6M Term Loan Swap requires us to pay interest for a four (4) year period at a fixed rate of 3.43% on an initial amortizing notional principal amount of $1,600,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at September 29, 2012, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

At September 29, 2012, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

Management’s Assessment on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's internal control over financial reporting.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 29, 2012, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 24, 2013.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 24, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 24, 2013.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 24, 2013.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 24, 2013.

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

10(ff)

Limited Partnership Agreement of CIC Investors #90, Ltd., dated January 18, 2012, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning five percent of the limited partnership. *

		10-K	9/29/2012	10(ff)	X

13	Registrant's Form 10-K constitutes the Annual Report to Shareholders for the fiscal year ended September 29, 2012.				X

21(a)	Company's subsidiaries are set forth in this Annual Report on Form 10-K.				X

31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 of Chief Executive Officer.				X

31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	X

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	X

*	Compensatory plan or arrangement.

List of XBRL documents as exhibits 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flanigan's Enterprises, Inc.
Registrant

By:	/s/ JAMES G. FLANIGAN II
JAMES G. FLANIGAN II
Chief Executive Officer
Date: 12/28/2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

/s/ JAMES G. FLANIGAN II	Chairman of the Board,	Date: 12/28/2012
James G. Flanigan II	Chief Executive Officer,
and Director

/s/ JEFFREY D. KASTNER	Chief Financial Officer	Date: 12/28/2012
Jeffrey D. Kastner	Secretary and Director

/s/ GERMAINE M. BELL	Director	Date: 12/28/2012
Germaine M. Bell

/s/ BARBARA J. KRONK	Director	Date: 12/28/2012
Barbara J. Kronk

/s/ AUGIE BUCCI	Chief Operating Officer	Date: 12/28/2012
Augie Bucci	and Director

/s/ MICHAEL B. FLANIGAN	Director	Date: 12/28/2012
Michael B. Flanigan

/s/ PATRICK J. FLANIGAN	Director	Date: 12/28/2012
Patrick J. Flanigan

/s/ CHRISTOPHER O’NEIL	Director	Date: 12/28/2012
Christopher O’Neil

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Flanigan’s Enterprises, Inc.

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Flanigan’s Enterprises, Inc. and Subsidiaries as of September 29, 2012 and October 1, 2011 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flanigan’s Enterprises, Inc. and Subsidiaries as of September 29, 2012 and October 1, 2011, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Marcum LLP

Fort Lauderdale, FL

December 28, 2012

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

(rounded to the nearest thousandth, except share amounts)

ASSETS	2012	2011
Current Assets:
Cash and cash equivalents	$7,221,000	$4,264,000
Prepaid income taxes	—	219,000
Other receivables	207,000	152,000
Inventories	2,516,000	2,185,000
Prepaid expenses	1,118,000	1,119,000
Deferred tax assets	371,000	354,000
Total current assets	11,433,000	8,293,000

Property and Equipment, Net	31,595,000	26,182,000

Investment in Limited Partnership	171,000	140,000

Other Assets:
Liquor licenses	470,000	470,000
Deferred tax assets	961,000	908,000
Leasehold interests, net	1,177,000	1,233,000
Other	937,000	940,000
Total other assets	3,545,000	3,551,000
Total assets	$46,744,000	$38,166,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,265,000	$4,673,000
Income taxes payable	39,000	—
Due to franchisees	1,231,000	632,000
Current portion of long-term debt	1,732,000	1,151,000
Deferred rent	16,000	17,000
Total current liabilities	8,283,000	6,473,000

Long-Term Debt, Net of Current Portion	11,686,000	7,606,000

Deferred Rent, Net of Current Portion	147,000	163,000

Commitments and Contingencies

Equity:
Flanigan's Enterprises, Inc. stockholders' equity
Common stock, $.10 par value; 5,000,000 shares authorized; 4,197,642 shares
issued; 1,860,247 and 1,861,047 outstanding for years ended 2012 and 2011	420,000	420,000
Capital in excess of par value	6,240,000	6,240,000
Retained earnings	18,130,000	16,717,000
Treasury stock, at cost, 2,337,395 and 2,336,595 shares for the years
ended 2012 and 2011, respectively	(6,061,000)	(6,055,000)
Total Flanigan's Enterprises, Inc. stockholders' equity	18,729,000	17,322,000
Noncontrolling interests	7,899,000	6,602,000
Total equity	26,628,000	23,924,000
Total liabilities and equity	$46,744,000	$38,166,000

See notes to consolidated financial statements

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended September 29, 2012 and October 1, 2011

(rounded to the nearest thousandth, except per share amounts)

	2012	2011
Revenues:
Restaurant food sales	$48,943,000	$45,951,000
Restaurant beverage sales	13,255,000	11,814,000
Package goods sales	13,214,000	13,141,000
Franchise-related revenues	1,133,000	1,023,000
Owner's fee	157,000	161,000
Other operating income	158,000	219,000
Rental income	475,000	—
	77,335,000	72,309,000
Costs and Expenses:
Cost of merchandise sold:
Restaurants and lounges	22,139,000	19,908,000
Package goods	9,112,000	8,760,000
Payroll and related costs	23,354,000	21,712,000
Occupancy costs	4,328,000	4,264,000
Selling, general and administrative expenses	14,831,000	14,538,000
	73,764,000	69,182,000

Income from Operations	3,571,000	3,127,000

Other Income (Expense):
Interest expense	(806,000)	(615,000)
Interest and other income	73,000	367,000
	(733,000)	(248,000)

Income Before Provision for Income Taxes	2,838,000	2,879,000

Provision for Income Taxes	(765,000)	(598,000)

Net Income	2,073,000	2,281,000

Less: Net Income Attributable to Noncontrolling Interests	(660,000)	(832,000)

Net Income Attributable to Stockholders	$1,413,000	$1,449,000

Net Income Per Common Share:
Basic and Diluted	$0.76	$0.78

Weighted Average Shares and Equivalent Shares Outstanding:
Basic and Diluted	1,860,231	1,861,103

See notes to consolidated financial statements

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

(rounded to nearest thousandth, except  share amounts)

	Common Stock		Capital in		Treasury Stock
			Excess of	Retained			Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total
Balance, October 2, 2010	4,197,642	$420,000	$6,240,000	$15,456,000	2,335,727	$(6,049,000)	$7,456,000	$23,523,000

Year Ended October 1, 2011:
Net income	—	—	—	1,449,000	—	—	832,000	2,281,000
Purchase of treasury stock	—	—	—	—	868	(6,000)	—	(6,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,669,000)	(1,669,000)
Purchase of noncontrolling interests	—	—	—	—	—	—	(17,000)	(17,000)
Dividends paid	—	—	—	(188,000)	—	—	—	(188,000)
Balance, October 1, 2011	4,197,642	420,000	6,240,000	16,717,000	2,336,595	(6,055,000)	6,602,000	23,924,000

Year Ended September 29, 2012:
Net income	—	—	—	1,413,000	—	—	660,000	2,073,000
Purchase of treasury stock	—	—	—	—	800	(6,000)	—	(6,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,255,000)	(1,255,000)
Contributions by noncontrolling interests	—	—	—	—	—	—	1,895,000	1,895,000
Purchase of noncontrolling interests	—	—	—	—	—	—	(3,000)	(3,000)
Balance, September 29, 2012	4,197,642	$420,000	$6,240,000	$18,130,000	2,337,395	$(6,061,000)	$7,899,000	$26,628,000

See notes to consolidated financial statements

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

(rounded to nearest thousandth)

	2012	2011
Cash Flows from Operating Activities:
Net income	$2,073,000	$2,281,000
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,377,000	2,358,000
Amortization of leasehold interests	151,000	212,000
Loss on abandonment of property and equipment	66,000	61,000
Gain on sale of guaranteed leasehold	—	(231,000)
Deferred income taxes	(70,000)	(42,000)
Deferred rent	(17,000)	(26,000)
Income from unconsolidated limited partnership	(45,000)	(12,000)
Recognition of deferred revenues	—	(7,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Due from franchisees	—	2,000
Other receivables	(55,000)	33,000
Prepaid income taxes	219,000	(219,000)
Inventories	(331,000)	(200,000)
Prepaid expenses	422,000	749,000
Other assets	193,000	(387,000)
Increase (decrease) in:
Accounts payable and accrued expenses	591,000	66,000
Income taxes payable	39,000	(269,000)
Due to franchisees	599,000	(17,000)
Net cash and cash equivalents provided by operating activities	6,212,000	4,352,000

Cash Flows from Investing Activities:
Collections on notes and mortgages receivable	—	8,000
Purchase of property and equipment	(1,670,000)	(4,436,000)
Deposit on purchase of fixed assets	(315,000)	(36,000)
Proceeds from sale of fixed assets	39,000	66,000
Proceeds from sale of guaranteed leasehold	—	231,000
Distributions from unconsolidated limited partnership	14,000	12,000
Purchase of leasehold interest	(95,000)	—
Purchase of limited partnership interests	(3,000)	(17,000)
Net cash and cash equivalents used in investing activities	(2,030,000)	(4,172,000)

Cash Flows from Financing Activities:
Payments of long-term debt	(1,859,000)	(1,350,000)
Proceeds from long-term debt	—	850,000
Dividends paid	—	(188,000)
Purchase of treasury stock	(6,000)	(6,000)
Distributions to noncontrolling interests	(1,255,000)	(1,669,000)
Contributions from noncontrolling interests	1,895,000	—
Net cash and cash equivalents used in financing activities	(1,225,000)	(2,363,000)

Net Increase (Decrease) in Cash and Cash Equivalents	2,957,000	(2,183,000)

Cash and Cash Equivalents, Beginning	4,264,000	6,447,000

Cash and Cash Equivalents, Ending	$7,221,000	$4,264,000

See notes to consolidated financial statements

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

(rounded to nearest thousandth)

	2012	2011
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$806,000	$615,000
Income taxes	$577,000	$1,128,000

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$421,000	$1,082,000
Purchase deposits transferred to property and equipment	$30,000	$28,000
Purchase of vehicles in exchange for debt	$—	$122,000
Purchase of property in exchange for debt	$6,100,000	$—

See notes to consolidated financial statements

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Capitalization

The Company was incorporated in 1959 and operates in South Florida as a chain of full-service restaurants and package liquor stores. Restaurant food and beverage sales make up the majority of our total revenue. At September 29, 2012, we (i) operated 24 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants (one of which we operate), and three combination restaurants/package liquor stores. With the exception of one restaurant we operate under the name “The Whale’s Rib”, and in which we do not have an ownership interest, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

The Company’s Articles of Incorporation, as amended, authorize us to issue and have outstanding at any one time 5,000,000 shares of common stock at a par value of $0.10 per share.

We operate under a 52-53 week year ending the Saturday closest to September 30. Our fiscal years 2012 and 2011 are each comprised of a 52-week period.

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

Our estimated useful lives range from three to five years for vehicles, and three to seven years for furniture and equipment. Leasehold improvements are currently being amortized over the shorter of the life of the lease or the life of the asset up to a maximum of 20 years. The building and building improvements of our corporate offices in Fort Lauderdale, Florida; our combination restaurant and package liquor stores in Hallandale, Florida, Hollywood, Florida and North Miami, Florida; our restaurant in Fort Lauderdale, Florida; and our shopping center in Miami, Florida, all of which we own, are being depreciated over forty years.

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

Cash and Cash Equivalents

We maintain deposit balances with financial institutions which balances may, from time to time, exceed the federally insured limits which are $250,000 for interest bearing accounts. In addition, from December 31, 2010 through December 31, 2012, our financial banking institutions participate in the Temporary Liquidity Guarantee Program, which program provides FDIC coverage on the full balance of non-interest bearing deposits, but effective January 1, 2013 the balance of our non-interest bearing deposits will no longer receive full FDIC insurance coverage. FDIC insurance coverage on non-interest bearing deposits will be limited to the standard $250,000 maximum deposit insurance amount.  At September 29, 2012, we have no deposits in excess of federally insured limits. We have not experienced any losses in such accounts.

Major Supplier

Throughout our fiscal years 2012 and 2011, we purchased substantially all of our food products from one major supplier pursuant to a master distribution agreement which entitled us to receive certain purchase discounts, rebates and advertising allowances. We believe that several other alternative vendors are available, if necessary.

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

Pre-opening Costs (Continued)

employees who travel to new restaurants to ensure that our high standards for quality are met), rent and promotional costs. We expense pre-opening costs as incurred. During our fiscal year 2012, we reported losses of $107,000 primarily due to pre-opening costs associated with the new limited partnership restaurant in Miami, Florida. During our fiscal year 2011, we had no limited partnership restaurants under development and therefore no limited partnerships reported losses primarily due to pre-opening costs.

Advertising Costs

Our advertising costs are expensed as incurred. Advertising costs incurred during our fiscal years ended September 29, 2012 and October 1, 2011 were approximately $531,000 and $318,000 respectively.

General Liability Insurance

We have general liability insurance which incorporates a semi-self-insured plan under which we assume the full risk of the first $50,000 of exposure per occurrence, while the limited partnerships assume the full risk of the first $10,000 of exposure per occurrence. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During our fiscal years ended September 29, 2012 and October 1, 2011, we were able to purchase excess liability insurance, whereby our excess insurance carrier is responsible for $6,000,000 coverage above our primary general liability insurance coverage. With the exception of one (1) limited partnership which has higher general liability insurance coverage to comply with the terms of its lease for the business premises, we are un-insured against liability claims in excess of $7,000,000 per occurrence and in the aggregate.

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

Derivative Instruments

We account for derivative instruments in accordance with FASB ASC Topic 815-10-05-4, “Accounting for Derivative Instruments and Hedging Activities” as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. In accordance with FASB ASC Topic 815-10-05-4, derivative instruments are recognized as assets or liabilities in the Company’s consolidated balance sheets and are measured at fair value. We recognized all changes in fair value through earnings unless the derivative is determined to be an effective hedge. We currently have two derivatives which we have designated as effective hedges (See Note 9).

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

We adopted the provisions regarding Accounting for Uncertainty in Income Taxes, which require the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We applied these changes to tax positions for our fiscal years ending September 29, 2012 and October 1, 2011. We had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing and the current and prior three years remain subject to examination as of September 29, 2012. We do not expect that unrecognized tax benefits will increase within the next twelve months. We recognize accrued interest and penalties related to uncertain tax positions as income tax expense.

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

We follow FASB ASC Topic 718, “Compensation – Stock Compensation” to account for stock-based employee compensation, which generally requires, among other things that all employee share-based compensation be measured using a fair value method and that resulting compensation costs be recognized in the consolidated financial statements. We had no unvested stock options as of January 1, 2006 and granted no stock options subsequent thereto, including our fiscal years 2012 and 2011, so there is no compensation expense recorded in our consolidated financial statements for our fiscal years 2012 or 2011.

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

Recently Adopted and Recently Issued Accounting Pronouncements

Adopted

There were no recently adopted accounting pronouncements during our fiscal year 2012 that had a material impact on our consolidated financial statements.

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

NOTE 2.	PROPERTY AND EQUIPMENT
	2012	2011

Furniture and equipment	$10,269,000	$10,004,000
Leasehold improvements	18,905,000	18,035,000
Land and land improvements	12,030,000	8,260,000
Building and improvements	10,557,000	8,049,000
Vehicles	751,000	726,000
	52,512,000	45,074,000
Less accumulated depreciation and amortization	20,917,000	18,892,000
	$31,595,000	$26,182,000

Depreciation and amortization expense for the fiscal years ended September 29, 2012 and October 1, 2011 was approximately $2,377,000 and $2,358,000, respectively.

NOTE 3.	LEASEHOLD INTERESTS
	2012	2011

Leasehold interests, at cost	$3,024,000	$2,929,000
Less accumulated amortization	1,847,000	1,696,000
	$1,177,000	$1,233,000

Future leasehold amortization as of September 29, 2012 is as follows:

2013	$134,000
2014	134,000
2015	128,000
2016	122,000
2017	122,000
Thereafter	537,000
Total	$1,177,000

NOTE 4.	INVESTMENTS IN LIMITED PARTNERSHIPS

We have invested with others (some of whom are or are affiliated with our officers and directors) in eight limited partnerships which own and operate eight South Florida based restaurants under our service mark “Flanigan’s Seafood Bar and Grill”. We have also invested with others, (some of whom are or are affiliated with our officers and directors), in one limited partnership which owns and renovated a location in Miami, Florida which opened for business under our service mark “Flanigan’s Seafood Bar and Grill” on December 27, 2012. During the fourth quarter of our fiscal year 2011, we purchased from our limited partnership, the operating assets of the restaurant located at 950 S. Federal Highway, Stuart, Martin County, Florida and on July 31, 2011 this restaurant began operating as a Company-owned restaurant. In addition to being a limited partner in these limited partnerships, we are the sole general partner of all of these limited partnerships and manage and control the operations of the restaurants except for the restaurant located in Fort Lauderdale, Florida where we only hold a limited partnership interest.

Generally, the terms of the limited partnership agreements provide that until the investors’ cash investment in a limited partnership including any cash invested by us is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant, as a return of capital, up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee and one-half (1/2) to the investors (including us) prorata based upon the investors’ investment, as a return of capital. Once all of the investors, (including us), have received, in full, amounts equal to their cash invested, an annual management fee becomes payable to us equal to one-half (½) of cash available to be distributed, with the other one half (½) of available cash distributed to the investors (including us) as a profit distribution, pro-rata based upon the investors’ investment.

As of September 29, 2012, limited partnerships owning three (3) restaurants, (Surfside, Florida, Kendall, Florida and West Miami, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our “Flanigan’s Seafood Bar and Grill” service mark, which use is authorized only while we act as general partner. This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears. The new restaurant developed in Miami, Florida uses the same financial arrangement.

Surfside, Florida

We are the sole general partner and a 45% limited partner in this limited partnership which has owned and operated a restaurant in Surfside, Florida under our “Flanigan’s Seafood Bar and

NOTE 4.	INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

Surfside, Florida (continued)

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

Weston, Florida

We are the sole general partner and a 30% limited partner in this limited partnership which has owned and operated a restaurant in Weston, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since January 20, 2003. 35.1% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2012, this limited partnership has returned to its investors approximately 81.25% of their initial cash invested. During our fiscal year 2012, no distributions were made to limited partners as this limited partnership had limited positive cash flow generated by this restaurant. This entity is consolidated in the accompanying financial statements.

Wellington, Florida

We are the sole general partner and a 28% limited partner in this limited partnership which has owned and operated a restaurant in Wellington, Florida under our “Flanigan’s Seafood Bar and

NOTE 4.	INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

Wellington, Florida (continued)

Grill” service mark since May 27, 2005. 25.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2012, this limited partnership has returned to its investors approximately 56% of their initial cash invested, increased from approximately 52% as of the end of our fiscal year 2011. This entity is consolidated in the accompanying financial statements.

Pinecrest, Florida

We are the sole general partner and 40% limited partner in this limited partnership which has owned and operated a restaurant in Pinecrest, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since August 14, 2006. 15.0% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2012, this limited partnership has returned to its investors approximately 80% of their initial cash invested, increased from approximately 65% as of the end of our fiscal year 2011. This entity is consolidated in the accompanying financial statements.

Pembroke Pines, Florida

We are the sole general partner and an 18% limited partner in this limited partnership which has owned and operated a restaurant in Pembroke Pines, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 29, 2007. 17.9% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2012, this limited partnership has returned to its investors approximately 41.0% of their initial cash invested, increased from approximately 32.0% as of the end of our fiscal year 2011. This entity is consolidated in the accompanying financial statements.

Davie, Florida

We are the sole general partner and a 48% limited partner in this limited partnership which has owned and operated a restaurant in Davie, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since July 28, 2008. 9.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2012, this limited partnership has returned to its investors approximately 27.5% of their initial cash invested, increased from approximately 19.5% as of the end of our fiscal year 2011. This entity is consolidated in the accompanying financial statements.

Fort Lauderdale, Florida

A corporation, owned by a member of our Board of Directors, acts as sole general partner of a limited partnership which has owned and operated a restaurant in Fort Lauderdale, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since April 1, 1997. We have a 25% limited

NOTE 4.	INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

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

	2012	2011
Financial Position:
Current assets	$277,000	$150,000
Non-current assets	439,000	452,000
Current liabilities	141,000	152,000

Operating Results:
Revenues	2,641,000	2,401,000
Gross profit	1,751,000	1,605,000
Net income	181,000	50,000

NOTE 5.	LIQUOR LICENSES

Liquor licenses, which are indefinite lived assets, are tested for impairment in September of each of our fiscal years. The fair value of liquor licenses at September 29, 2012, exceeded the carrying amount; therefore, we recognized no impairment loss. The fair value of the liquor licenses was evaluated by comparing the carrying value to recent sales for similar liquor licenses in the County issued. At September 29, 2012 and October 1, 2011, the total carrying amount of our liquor licenses was $470,000. We acquired no liquor licenses in our fiscal years 2012 or 2011.

NOTE 6.	INCOME TAXES

The components of our provision for income taxes for our fiscal years 2012 and 2011 are as follows:

	2012	2011
Current:
Federal	$660,000	$502,000
State	175,000	138,000
	835,000	640,000
Deferred:
Federal	(63,000)	(36,000)
State	(7,000)	(6,000)
	(70,000)	(42,000)
	$765,000	$598,000

NOTE 6.	INCOME TAXES (Continued)

A reconciliation of income tax computed at the statutory federal rate to income tax expense is as follows:

	2012	2011

Tax provision at the statutory rate of 34%	$741,000	$617,000
State income taxes, net of federal income tax	94,000	85,000
FICA tip credit	(227,000)	(200,000)
Tax effect of consolidation elimination entry	—	76,000
True up adjustment	110,000	—
Other permanent items	47,000	20,000
	$765,000	$598,000

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

The components of our deferred tax assets at September 29, 2012 and October 1, 2011 were as follows:

	2012	2011

Current:
Reversal of aged payables	$27,000	$27,000
Capitalized inventory costs	25,000	22,000
Accrued bonuses	188,000	164,000
Accruals for potential uninsured claims	30,000	19,000
Gift cards	72,000	48,000
Limited partnership management fees	29,000	74,000
	$371,000	$354,000
Long-Term:
Book/tax differences in property and equipment	$540,000	$459,000
Limited partnership investments	386,000	418,000
Accrued limited retirement	35,000	31,000
	$961,000	$908,000

NOTE 7.	DEBT

Long-Term Debt

2012	2011

Mortgage payable to lender, secured by a first mortgage on real property and improvements, bearing interest at BBA LIBOR – 1 Month +2.25%, (2.46% at September 29, 2012), but with $3,750,000 of the principal amount fixed at 4.51% pursuant to a swap agreement, amortized over 20 years, payable in monthly installments of principal and interest of approximately $23,700, and our current monthly payment of principal and interest as to that portion of the principal amount not fixed by the interest rate swap agreement, ($750,000), is payable at BBA LIBOR - 1 month, + 2.25% interest rate, (2.46% as of September 29, 2012). The entire principal balance and all accrued but unpaid interest is due on December 1, 2019.

$4,331,000	—

Mortgage payable to lender, secured by a first mortgage on real property and improvements, bearing interest at 7.5% payable in monthly installments of principal and interest of $28,600, with a balloon payment of approximately $2,833,000 in October, 2013.	2,958,000	3,070,000
Term loan payable to lender, secured by a blanket loan on all Company assets, bearing interest at BBA LIBOR – 1 Month + 2.25%, (2.46% at September 29, 2012), but fixed at 3.43%, pursuant to a swap agreement, payable in monthly installments of principal and interest of approximately $38,000, payable interest only for 3 months and then fully amortized over 45 months, with the final payment due December 1, 2015.	1,387,000	—
Term loan payable to lender, secured by a blanket lien on all Company assets and a second mortgage on a building, bearing interest at BBA LIBOR +3.25%, (3.46% at September 29, 2012), but fixed at 4.55%, pursuant to a swap agreement, payable in monthly installments of principal and interest of approximately $50,000, fully amortized over 36 months, with the final payment due August, 2013.	508,000	1,038,000
Mortgage payable to a related third party, secured by first mortgage on real property and improvements, bearing interest at 10%, amortized over 15 years, payable in monthly installments of principal and interest of approximately $10,800, with a balloon payment of approximately $658,000 due in September, 2018.	939,000	972,000
Mortgage payable to lender, secured by a first mortgage on real property and improvements, bearing interest at BBA LIBOR +2.25%, (2.46% at September 29, 2012), but fixed at 5.11% pursuant to a swap agreement, amortized over 20 years, payable in monthly installments of principal and interest of approximately $4,600, with a balloon payment of approximately $720,000 due in August, 2017.	879,000	907,000

Mortgage payable to unrelated third party, secured by first mortgage on real property and improvements, bearing interest at 8½%, amortized over 15 years, payable in monthly installments of principal and interest of approximately $8,400, with a balloon payment of approximately $528,000 in November, 2017.	760,000	794,000
Mortgage payable to unrelated third party, secured by first mortgage on real property and improvements, bearing interest at 10.0%; amortized over 30 years, payable in monthly installments of principal and interest of approximately $4,000, with a balloon payment of approximately $413,000 in May, 2017.	433,000	437,000
Financed insurance premiums, secured by all insurance policies, bearing interest between 2.99% and 4.89%, payable in monthly installments of principal and interest in the aggregate amount of $24,000 a month through June 1, 2013.	333,000	573,000
Mortgage payable to related third party, secured by first mortgage on real property and improvements, bearing interest at 10%, amortized over 15 years, payable in monthly installments of principal and interest of approximately $9,100, with a balloon payment of approximately $555,000 due in January, 2019.	806,000	833,000

Other	84,000	133,000
	13,418,000	8,757,000
Less current portion	1,732,000	1,151,000
	$11,686,000	$7,606,000

Long-term debt at September 29, 2012 matures as follows:

2013	1,732,000
2014	3,729,000
2015	828,000
2016	513,000
2017	1,541,000
Thereafter	5,075,000
$13,418,000

As of September 29, 2012, we are in compliance with the covenants of all loans with our lender.

NOTE 8.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Legal Matters

We are a party to various claims, legal actions and complaints arising in the ordinary course of our business. It is our opinion that all such matters are without merit or involve such amounts that an unfavorable disposition would not have a material adverse effect on our financial position or results of operations.

Leases

We lease a substantial portion of the land and buildings used in our operations under leases with initial terms expiring between 2013 and 2049. Renewal options are available on many of our leases. Most of our leases are fixed rent agreements. For one Company-owned restaurant/package liquor store combination unit, lease rental is subject to sales overrides ranging from 3% to 4% of annual sales in excess of established amounts. For another Company-owned restaurant, lease rental is subject to sales overrides of 7.3% of annual sales in excess of the base rent paid. For five limited partnership restaurants, lease rentals are subject to sales overrides ranging from 2% to 5.5% of annual sales in excess of the base rent paid. We recognize rent expense on a straight line basis over the term of the lease and percentage rent as incurred.

We have a ground lease for an out parcel in Hollywood, Florida where we constructed a 4,120 square foot stand-alone building, one-half (1/2) of which is used by us for the operation of our Company-owned package liquor store and the other one-half (1/2) of which is subleased to an unrelated third party as retail space. Rent for the retail space commenced January 1, 2005, and we generated approximately $54,000 and $57,000 of revenue from this source during our fiscal years ended September 29, 2012 and October 1, 2011, respectively. Total future minimum sublease payments under the non-cancelable sublease are $137,000, including Florida sales tax (currently 6%).

Future minimum lease payments, including Florida sales tax (currently 6% to 7%) under our non-cancelable operating leases as of September 29, 2012 are as follows:

2013	$2,642,000
2014	2,481,000
2015	2,206,000
2016	1,840,000
2017	1,582,000
Thereafter	4,373,000
Total	$15,124,000

Total rent expense for all of our operating leases was approximately $2,922,000 and $2,980,000 in our fiscal years 2012 and 2011, respectively, and is included in “Occupancy costs” in our accompanying consolidated statements of income. This total rent expense is comprised of the following:

NOTE 8.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Leases (Continued)

	2012	2011

Minimum Base Rent	$2,451,000	$2,537,000
Contingent Percentage Rent	471,000	443,000
Total	$2,922,000	$2,980,000

We guarantee various leases for franchisees and stores sold in prior years. During the second quarter of our fiscal year 2011, we sold our interest, as guarantor, of a nine (9) year leasehold interest in premises we do not currently use in our operations to an unrelated third party. The lease for the location was terminated, thereby also terminating our guaranty of the leasehold interest. Remaining rental payments required under these leases total approximately $29,000.

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

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants during calendar year 2013, on September 19, 2012, we entered into a purchase agreement with a new rib supplier, whereby we agreed to purchase approximately $3,800,000 of baby back ribs from this vendor at a fixed cost. We contract for the purchase of baby back ribs on an annual basis to fix the cost and ensure adequate supply for the calendar year. We anticipate purchasing all of our rib supply from this vendor, but we believe that several other alternative vendors are available, if necessary.

Franchise Program

At September 29, 2012 and October 1, 2011, we were the franchisor of five units under franchise agreements. Of the five franchised stores, three are combination restaurant/package liquor stores and two are restaurants (one of which we operate). During the fourth quarter of our fiscal year ended 2012, a franchised package liquor store located in Deerfield Beach, Florida, franchised to members of the family of our Chairman of the Board, officers and/or directors, with our consent, ceased operations in order to permit expanded operations of the jointly operated restaurant at the location. Three franchised stores are owned and operated by related parties. Under the franchise agreements, we provide guidance, advice and management assistance to the franchisees. In addition and for an additional annual fee of approximately $25,000, we also

NOTE 8.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Franchise Program (Continued)

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

Employment Agreement/Bonuses

As of September 29 2012 and October 1, 2011, we had no employment agreements.

Our Board of Directors approved an annual performance bonus, with 14% of the corporate pre-tax net income, plus or minus non-recurring items, but before depreciation and amortization in excess of $650,000 paid to the Chief Executive Officer and 6% paid to other members of management. Bonuses for our fiscal years 2012 and 2011 amounted to approximately $739,000 and $647,000, respectively.

Our Board of Directors also approved an annual performance bonus, with 5% of the pre-tax net income before depreciation and amortization from our restaurants in excess of $1,875,000 and our share of the pre-tax net income before depreciation and amortization from the restaurants owned by the limited partnerships paid to the Chief Operating Officer and 5% paid to the Chief Financial Officer. Bonuses for our fiscal years 2012 and 2011 amounted to approximately $460,000 and $392,000, respectively.

Our Board of Directors approved an annual performance bonus, with 3% of the pre-tax net income before depreciation and amortization from the package liquor stores paid to the Vice President of Package Operations. Bonuses for our fiscal years 2012 and 2011 amounted to approximately $33,000 and $37,000, respectively.

Management Agreements

Atlanta, Georgia

We own, but do not operate, an adult entertainment nightclub located in Atlanta, Georgia which operates under the name “Mardi Gras”. We have a management agreement with an unaffiliated third party to manage the club. Under our management agreement, the unaffiliated third party management firm is obligated to pay us an annual amount, paid monthly, equal to the greater of $150,000 or ten (10%) percent of gross sales from the club, offset by one-half (1/2) of any rental increases, provided our fees will never be less than $150,000 per year. For our fiscal years ended September 29, 2012 and October 1, 2011, we generated $157,000 and $161,000 of revenue, respectively, from the operation of the club.

NOTE 8.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Management Agreements (Continued)

Deerfield Beach, Florida

Since January 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The management agreement is being amortized on a straight line basis over the life of the initial term of the agreement, ten (10) years. As of September 29, 2012 and October 1, 2011, the balance of our management agreement of $162,000 and $212,000 was included in other assets in the accompanying consolidated balance sheet. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant. During the third quarter of our fiscal year 2011, the term of the management agreement was extended through January 9, 2036. For our fiscal years ended September 29, 2012 and October 1, 2011, we generated $320,000 and $250,000 of revenue, respectively, from providing these management services. As of September 29, 2012, we have generated revenue in excess of the purchase price of the management agreement.

NOTE 9.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

As of September 29, 2012, we have fully adopted FASB (ASC) Topic 820, “Fair Value Measurements and Disclosures”, for financial assets and liabilities and for non-financial assets and liabilities that are recognized or disclosed at fair value on at least an annual basis. Topic 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of non-performance. Topic 820 establishes a fair market hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Topic 820 establishes three levels of inputs that may be used to measure fair value:

•	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2 Inputs -- Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to evaluation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data.

NOTE 9.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS (Continued)

•	Level 3 Inputs -- One or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation.

Interest Rate Swap Agreements

At September 29, 2012, we had four variable rate debt instruments outstanding that are impacted by changes in interest rates. In July, 2010, we converted the amount outstanding on our line of credit ($1,586,000) to a term loan (the “Term Loan”) and we also re-financed the mortgage loan encumbering our corporate offices (the “Refinanced Mortgage Loan”). In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”), and received a $1,600,000 term loan (the “$1.6M Term Loan”) the proceeds of which were ultimately used to purchase the shopping center, while permitting us to retain our working capital and cash reserves. As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following four (4) interest rate swap agreements:

(i) One (1) interest rate swap agreement entered into in July, 2010 relates to the Term Loan, (the “Term Loan Swap”), which converts the LIBOR based variable rate interest to a fixed rate. The Term Loan Swap requires us to pay interest for a three (3) year period at a fixed rate of 4.55% on an initial amortizing notional principal amount of $1,586,000, while receiving interest for the same period at the British Bankers Association LIBOR (“LIBOR”), Daily Floating Rate, plus 3.25%, on the same amortizing notional principal amount. Under this method of accounting, at September 29, 2012, we determined that based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender, the fair value of the Term Loan Swap was not material; and

(ii) The second interest rate swap agreement entered into July, 2010 relates to the Refinanced Mortgage Loan (the “Mortgage Loan Swap”). The Mortgage Loan Swap requires us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount. Under this method of accounting, at September 29, 2012, we determined that based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender, the fair value of the Mortgage Loan Swap was not material; and

(iii) The third interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus

NOTE 9.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS (Continued)

2.25%, on the same amortizing notional principal amount. We determined that at September 29, 2012, the interest rate swap agreement is an effective hedging agreement and not material; and

(iv) The fourth interest rate swap agreement entered into in November, 2011 relates to the $1.6M Term Loan (the “$1.6M Term Loan Swap”). The $1.6M Term Loan Swap requires us to pay interest for a four (4) year period at a fixed rate of 3.43% on an initial amortizing notional principal amount of $1,600,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at September 29, 2012, the interest rate swap agreement is an effective hedging agreement and not material.

NOTE 10.	COMMON STOCK

Treasury Stock

Purchase of Common Shares

Pursuant to a discretionary plan approved by the Board of Directors, during our fiscal year 2012, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for a purchase price of $6,000. During our fiscal year 2011, we purchased 868 shares of our common stock for an aggregate purchase price of $6,000. Of the shares purchased, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for $5,500, 18 shares of our common stock were purchased in a private transaction for $100 and 50 shares of our common stock from an employee for $400 in an off market transaction, which reflected an actual per share purchase price which was equal to the average per share market price on the date of purchase.

Sale of Common Shares

During our fiscal years 2012 and 2011, we did not sell any shares of our common stock.

Stock Options

We granted no options during our fiscal years 2012 and 2011. We have no options outstanding at September 29, 2012.

NOTE 11.	BUSINESS SEGMENTS

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for our fiscal years ended 2012 and 2011, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following

NOTE 11.	BUSINESS SEGMENTS (Continued)

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

	2012	2011
Operating Revenues:
Restaurants	$62,198,000	$57,765,000
Package stores	13,214,000	13,141,000
Other revenues	1,923,000	1,403,000
Total operating revenues	$77,335,000	$72,309,000

Income from Operations Reconciled to Income before Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$5,269,000	$4,245,000
Package stores	874,000	1,006,000
	6,143,000	5,251,000
Corporate expenses, net of other revenues	(2,572,000)	(2,124,000)
Income from Operations	3,571,000	3,127,000
Other Income	73,000	231,000
Net Income Attributable to Noncontrolling Interests	(660,000)	(832,000)
Interest expense, net of interest income	(806,000)	(479,000)
Income Before Income Taxes	$2,178,000	$2,047,000

Identifiable Assets:
Restaurants	$22,133,000	$22,543,000
Package store	4,952,000	4,045,000
	27,085,000	26,588,000
Corporate	19,659,000	11,578,000
Consolidated Totals	$46,744,000	$38,166,000

Capital Expenditures:
Restaurants	$1,144,000	$3,563,000
Package stores	101,000	577,000
	1,245,000	4,140,000
Corporate	6,555,000	446,000
Total Capital Expenditures	$7,800,000	$4,586,000

Depreciation and Amortization:
Restaurants	$1,704,000	$1,985,000
Package stores	388,000	228,000
	2,092,000	2,213,000
Corporate	436,000	357,000
Total Depreciation and Amortization	$2,528,000	$2,570,000

NOTE 12.	QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of our unaudited quarterly results of operations for the quarters in our fiscal years 2012 and 2011.

	Quarter Ended
	Dec. 31, 2011	March 31, 2012	June 30, 2012	Sept 29, 2012

Revenues	$18,952,000	$20,618,000	$19,382,000	$18,383,000
Income from operations	660,000	1,113,000	969,000	829,000
Net income attributable to stockholders	336,000	509,000	236,000	332,000
Net income per share – Basic	0.18	0.27	0.13	0.18
Net income per share – Diluted	0.18	0.27	0.13	0.18
Weighted average common
stock outstanding – basic	1,860,752	1,860,057	1,860,057	1,860,057
Weighted average common
stock outstanding – diluted	1,860,752	1,860,057	1,860,057	1,860,057

	Quarter Ended
	January 1, 2011	April 2, 2011	July 2, 2011	October 1, 2011

Revenues	$17,788,000	$19,164,000	$18,120,000	$17,237,000
Income from operations	668,000	1,207,000	822,000	430,000
Net income attributable to stockholders	350,000	735,000	345,000	19,000
Net income per share – Basic	0.19	0.39	0.19	0.01
Net income per share – Diluted	0.19	0.39	0.19	0.01
Weighted average common stock outstanding – basic	1,861,699	1,860,912	1,860,907	1,860,616
Weighted average common
stock outstanding – diluted	1,861,699	1,860,912	1,860,907	1,860,616

Quarterly operating results are not necessarily representative of our operations for a full year for various reasons including the seasonal nature of both the restaurant and package store segments.

NOTE 13.	401(k) PLAN

Effective July 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and matching contributions. During our fiscal years 2012 and 2011, we made discretionary contributions of $23,000 and $24,000, respectively.

NOTE 14.	SUBSEQUENT EVENTS

(a)	Purchase of Real Property, (N. Miami, FL.):

Subsequent to the end of our fiscal year 2012, we closed on the purchase of the two parcels of property adjacent to the Company owned property where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates. We lease the first parcel of property for non-exclusive parking. Each parcel of property includes a building of approximately 2,600 square feet, but the building on the property directly adjacent to our property will be demolished for the construction of a parking lot. We will offer the second building for lease. We paid $2,900,000 for this property, $1,950,000 of which is financed by the seller. The mortgage bears interest at the rate of 7.5% annually and is amortized over twenty (20) years, with our monthly payment of principal and interest totaling $15,700. The entire principal balance and all accrued but unpaid interest is due on December 31, 2022.

(b)	Line of Credit

Subsequent to the end of our fiscal year 2012, we were in the process of finalizing on a $500,000 line of credit from a non affiliated third party lender, (the “Line of Credit”), to insure that we have adequate working capital and cash reserves after the purchase of the two parcels of property adjacent to the Company owned property where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates. The Line of Credit bears interest at the floating rate of prime plus 1%. The entire principal balance and all accrued but unpaid interest is due in four months. We granted our lender a security interest in substantially all of our assets as collateral to secure our repayment obligations under our Line of Credit.

Subsequent events have been evaluated through the date these consolidated financial statements were issued. No events, other than the events described above, required disclosure.

