Form 10-Q
period 2012-12-29
FLANIGANS ENTERPRISES INC
filed 2013-02-12
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2012

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

Yes☐ No ☒

On February 12, 2013, 1,859,447 shares of Common Stock, $0.10 par value per share, were outstanding.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

SIGNATURES

LIST XBRL DOCUMENTS

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	---------Thirteen Weeks Ended--------
	December 29, 2012	December 31, 2011

REVENUES:
Restaurant food sales	$12,042	$11,691
Restaurant bar sales	3,477	3,093
Package store sales	3,550	3,782
Franchise related revenues	312	263
Rental income	152	51
Owner’s fee	38	39
Other operating income	42	33
	19,613	18,952

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	5,552	5,104
Package goods	2,503	2,674
Payroll and related costs	5,889	5,584
Occupancy costs	1,083	1,069
Selling, general and administrative expenses	3,950	3,861
	18,977	18,292
Income from Operations	636	660

OTHER INCOME (EXPENSE):
Interest expense	(214)	(177)
Interest and other income	14	20
	(200)	(157)

Income before Provision for Income Taxes	436	503

Provision for Income Taxes	(148)	(144)

Net Income	288	359

Less: (Net income) Loss attributable to noncontrolling interests	57	(23)

Net income attributable to stockholders	345	336

See accompanying notes to unaudited condensed consolidated financial statements. 2

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Continued)

	---------Thirteen Weeks Ended--------
	December 29, 2012	December 31, 2011

Net Income Per Common Share:
Basic and Diluted	$0.19	$0.18

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,859,987	1,860,752

See accompanying notes to unaudited condensed consolidated financial statements. 3

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 29, 2012 (UNAUDITED) AND SEPTEMBER 29, 2012

(in thousands)

ASSETS

	December 29, 2012	September 29, 2012

CURRENT ASSETS:

Cash and cash equivalents	$5,992	$7,221
Prepaid income taxes	68	—
Due from franchisees	108	—
Other receivables	180	207
Inventories	2,921	2,516
Prepaid expenses	1,488	1,118
Deferred tax assets	371	371

Total Current Assets	11,128	11,433

Property and Equipment, Net	35,198	31,595

Investment in Limited Partnership	177	171

OTHER ASSETS:

Liquor licenses, net	470	470
Deferred tax assets	961	961
Leasehold interests, net	1,144	1,177
Other	671	937

Total Other Assets	3,246	3,545

Total Assets	$49,749	$46,744

See accompanying notes to unaudited condensed consolidated financial statements. 4

Index

FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 29, 2012 (UNAUDITED) AND SEPTEMBER 29, 2012

(in thousands)

(Continued)

LIABILITIES AND EQUITY

	December 29, 2012	September 29, 2012

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$6,672	$5,265
Income taxes payable	—	39
Due to franchisees	965	1,231
Current portion of long term debt	2,036	1,732
Current portion of deferred rent	16	16

Total Current Liabilities	9,689	8,283

Long Term Debt, Net of Current Maturities	13,291	11,686

Deferred Rent, Net of Current Portion	142	147

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	18,476	18,130
Treasury stock, at cost, 2,338,195 shares at December 29, 2012 and 2,337,395 shares at September 29, 2012	(6,067)	(6,061)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	19,069	18,729
Noncontrolling interests	7,558	7,899
Total equity	26,627	26,628

Total liabilities and equity	$49,749	$46,744

See accompanying notes to unaudited condensed consolidated financial statements. 5

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 29, 2012 AND DECEMBER 31, 2011

(in thousands)

	December 29, 2012	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$288	$359
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	595	584
Amortization of leasehold interests	33	51
Loss on abandonment of property and equipment	39	3
Deferred rent	(4)	(5)
Income from unconsolidated limited partnership	(10)	(5)
Changes in operating assets and liabilities: (increase) decrease in
Due from franchisees	(108)	—
Other receivables	27	(19)
Prepaid income taxes	(68)	142
Inventories	(405)	(257)
Prepaid expenses	122	33
Other assets	30	5
Increase (decrease) in:
Accounts payable and accrued expenses	1,408	1,579
Income taxes payable	(39)	—
Due to franchisees	(266)	(9)
Net cash and cash equivalents provided by operating activities	1,642	2,461

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(2,007)	(488)
Deposits on property and equipment	(60)	(3)
Proceeds from sale of fixed assets	16	7
Distributions from unconsolidated limited partnership	4	3
Net cash and cash equivalents used in investing activities	(2,047)	(481)

See accompanying notes to unaudited condensed consolidated financial statements. 6

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 29, 2012 AND DECEMBER 31, 2011

(in thousands)

(Continued)

	December 29, 2012	December 31, 2011

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(534)	(313)
Purchase of treasury stock	(6)	(6)
Distributions to limited partnerships’ noncontrolling interests	(284)	(322)

Net cash and cash equivalents used in financing activities	(824)	(641)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,229)	1,339

Beginning of Period	7,221	4,264

End of Period	$5,992	$5,603

Supplemental Disclosure for Cash Flow Information:
Cash paid during period for:
Interest	$214	$177
Income taxes	$39	$3

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$492	$421
Purchase deposits transferred to property and equipment	$273	$15
Purchase of property in exchange for debt	$1,950	$6,100

See accompanying notes to unaudited condensed consolidated financial statements. 7

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 29, 2012

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the thirteen weeks ended December 29, 2012 and December 31, 2011 are unaudited. Financial information as of September 29, 2012 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 29, 2012. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 3 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potentially dilutive common stock equivalents. As of December 29, 2012 and December 31, 2011, no stock options were outstanding.

(3) RECLASSIFICATION:

Certain amounts in the fiscal year 2012 financial statements have been reclassified to conform to the fiscal year 2013 presentation. The reclassifications had no effect on consolidated net income.

(4) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Adopted

In May 2011, the FASB issued an update to ASC Topic 820 - “Fair Value Measurements and Disclosures”. This update provides guidance on how fair value accounting should be applied where its use is already required or permitted by other standards and does not extend the use of fair value accounting. We adopted this guidance in the first quarter of our fiscal year 2013 as required, and the adoption did not have a significant impact on our consolidated financial statements.

Index

Issued

There were no recently issued accounting pronouncements during the first quarter of our fiscal year 2013 that we believe will have a material impact on our consolidated financial statements.

(5) INVESTMENT IN REAL PROPERTY FINANCED BY DEBT:

N. Miami, Florida

During the first quarter of our fiscal year 2013, we closed on the purchase of two parcels of real property (the “Two Mortgaged Parcels”), one of which (the “Near Parcel”) is contiguous to the real property we own where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates and the other of which is contiguous to the Near Parcel (the “Other Parcel”). We previously leased the Near Parcel for non-exclusive parking. Each of the Mortgaged Parcels contains a building of approximately 2,600 square feet, but we intend to demolish the building on the Near Parcel to provide for a larger parking lot to be used by our customers. We intend to offer the building on the Other Parcel for lease. We paid $2,900,000 for the Two Mortgaged Parcels, $1,950,000 of which was financed by the seller pursuant to a purchase money mortgage (the “$1.95M Mortgage Loan”). Our repayment obligations under the $1.95M Mortgage Loan are secured by a first mortgage on the Two Mortgaged Parcels. The $1.95M Mortgage Loan bears interest at the rate of 7.5% annually and is amortized over twenty (20) years, with our monthly payment of principal and interest totaling $15,700. The entire principal balance, in the approximate amount of $1,331,000 and all accrued but unpaid interest under the $1.95M Mortgage Loan is due on December 31, 2022.

To ensure that we have adequate working capital and cash reserves after the purchase of the Two Mortgaged Parcels, subsequent to the end of the first quarter of our fiscal year 2013, we acquired a $500,000 line of credit from a non affiliated third party lender, (the “Line of Credit”). The Line of Credit bears interest at the floating rate of prime plus 1.5%. The entire principal balance and all accrued but unpaid interest under the Line of Credit is due April 30, 2013. We granted the lender a security interest in substantially all of our assets as collateral to secure our repayment obligations under the Line of Credit. There are no amounts outstanding under the Line of Credit.

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

(7) STOCK OPTION PLAN:

We have one stock option plan under which qualified stock options may be granted to our officers and other employees. Under this plan, the exercise price for the qualified stock options must be no less than 100% of the fair market value of the Company’s Common Stock on the date the options are granted. In general, options granted under our stock option plan expire after a five (5) year period and generally vest no later than one (1) year from the date of grant. As of December 29, 2012, no options to acquire shares were outstanding. Under this plan, options to acquire an aggregate of 45,000 shares are available for grant.

Index

No stock options were granted during the thirteen weeks ended December 29, 2012, nor were stock options granted during the thirteen weeks ended December 31, 2011.

No stock options were exercised during the thirteen weeks ended December 29, 2012, nor were stock options exercised during the thirteen weeks ended December 31, 2011.

There was no stock option activity during the thirteen weeks ended December 29, 2012, nor was there stock option activity during the thirteen weeks ended December 31, 2011.

(8) ACQUISITIONS:

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, during the thirteen weeks ended December 29, 2012, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $6,200. During the thirteen weeks ended December 31, 2011, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $6,200.

(9) COMMITMENTS AND CONTINGENCIES:

Guarantees

We no longer guarantee any leases for franchisees or locations sold in prior years.

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

(10) SUBSEQUENT EVENTS:

Re-Financing of Mortgage

Subsequent to the end of the first quarter of our fiscal year 2013, we re-financed with an unaffilaited third party lender, the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”). The $1.405M Loan is in the original principal amount of $1,405,000 and bears interest at a variable rate equal to the BBA LIBOR – 1 Month plus 2.25%. We entered into an interest rate swap agreement to hedge the interest rate risk, which fixed the interest rate on the $1.405M Loan at 4.35% per annum throughout its term. The $1.405M Loan is amortized over twenty (20) years, with our current monthly payment of principal and interest totaling $8,415, with the entire principal balance and all accrued but unpaid interest due January 31, 2023. We paid a $1,600 pre-payment penalty to the lender in connection with the refinancing.

Index

Subsequent to the end of the first quarter of our fiscal year 2013, we borrowed $1,595,000 from a non affiliated third party lender, (the “$1.595M Term Loan”), and used all of the net proceeds of this loan to re-finance the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates. The $1.595M Term Loan is in the principal amount of $1,595,000 and bears interest at a variable interest rate equal to the BBA LIBOR – 1 Month plus 3.25%. We entered into an interest rate swap agreement to hedge the interest rate risk, which fixed the interest rate on the $1.595M Term Loan at 4.00% per annum throughout its term. The $1.595M Term Loan is fully amortized over forty two (42) months, with our monthly payment of principal and interest, totaling $41,000. We granted our lender a security interest in substantially all of our assets as collateral to secure our repayment obligations under the $1.595M Term Loan.

Subsequent events have been evaluated through the date these condensed consolidated financial statements were issued. No events, other than the events discussed above, required disclosure.

(11) BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks ended December 29, 2012 and December 31, 2011, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

	(in thousands)
	Thirteen Weeks Ended December 29, 2012	Thirteen Weeks Ended December 31, 2011
Operating Revenues:
Restaurants	$15,519	$14,784
Package stores	3,550	3,782
Other revenues	544	386
Total operating revenues	$19,613	$18,952

Income from Operations Reconciled to Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$938	$1,122
Package stores	286	214
	1,224	1,336
Corporate expenses, net of other Revenues	(588)	(676)
Income from Operations	636	660
Other income (expense)	(200)	(157)
Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests	$436	$503

Depreciation and Amortization:
Restaurants	$418	$493
Package stores	96	58
	514	551
Corporate	114	84
Total Depreciation and Amortization	$628	$635

Capital Expenditures:
Restaurants	$1,634	$1,521
Package stores	11	19
	1,645	1,540
Corporate	2,585	5,063
Total Capital Expenditures	$4,230	$6,603

Index

	December 29,	September 29,
	2012	2012
Identifiable Assets:
Restaurants	$26,113	$22,133
Package store	5,238	4,952
	31,351	27,085
Corporate	18,398	19,659
Consolidated Totals	$49,749	$46,744

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipates, appears, expects, trends, intends, hopes, plans, believes, seeks, estimates, may, will,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to customer demand and competitive conditions. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Annual Report on our Form 10-K for the fiscal year ended September 29, 2012 and in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

OVERVIEW

At December 29, 2012, we (i) operated 25 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants, (one restaurant of which we operate), and three combination restaurants/package stores. The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of December 29, 2012 and as compared to December 31, 2011 and September 29, 2012. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

Index

Types of Units	December 29, 2012	September 29, 2012	December 31, 2011
Company Owned:
Combination package and restaurant	4	4	4
Restaurant only	5	5	5
Package store only	5	5	5

Company Operated Restaurants Only:
Limited Partnerships	9	8	8	(1)
Franchise	1	1	1
Unrelated Third Party	1	1	1

Company Owned Club:	1	1	1

Total Company Owned/Operated Units	26	25	25
Franchised Units	5	5	5	(2)

Notes:

(1) During the first quarter of our fiscal year 2013, the limited partnership which owns the new restaurant in Miami, Florida completed its renovations and the restaurant opened for business on December 27, 2012 as a limited partnership owned restaurant.

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of December 29, 2012, limited partnerships owning three (3) restaurants, (Surfside, Florida, Kendall, Florida and West Miami, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

Index

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	December 29, 2012		December 31, 2011
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$12,042	63.15	$11,691	62.97
Restaurant bar sales	3,477	18.23	3,093	16.66
Package store sales	3,550	18.62	3,782	20.37

Total Sales	$19,069	100.00	$18,566	100.00

Franchise related revenues	312		263
Owner’s fee	38		39
Rental income	152		51
Other operating income	42		33

Total Revenue	$19,613		$18,952

Comparison of Thirteen Weeks Ended December 29, 2012 and December 31, 2011.

Revenues. Total revenue for the thirteen weeks ended December 29, 2012 increased $661,000 or 3.49% to $19,613,000 from $18,952,000 for the thirteen weeks ended December 31, 2011. The increase in total revenue during the first quarter of our fiscal year 2013 was primarily due to increased revenue generated from the sale of food and alcoholic beverages at our restaurants primarily caused by our increasing our menu prices during the third quarter of our fiscal year 2012 offset by a small decrease in package store sales. Additionally, our rental income increased during the thirteen weeks ended December 29, 2012 as compared to the thirteen weeks ended December 31, 2011 due to the fact that we owned the shopping center in Miami, Florida for the entire first quarter of our fiscal year 2013 as opposed to a part of the first quarter of our fiscal year 2012.

Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants totaled $12,042,000 for the thirteen weeks ended December 29, 2012 as compared to $11,691,000 for the thirteen weeks ended December 31, 2011, due primarily to our menu price increases during the third quarter of our fiscal year 2012. Comparable weekly restaurant food sales (for restaurants open for all of the first quarter of our fiscal year 2013 and all of the first quarter of our fiscal year 2012, which consists of eight restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $924,000 and $899,000 for the thirteen weeks ended December 29, 2012 and December 31, 2011, respectively, an increase of 2.78%. Comparable weekly restaurant food sales for Company owned restaurants only was $426,000 and $412,000 for the first quarter of our fiscal year 2013 and the first quarter of our fiscal year 2012, respectively, an increase of 3.40%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $498,000 and $487,000 for the first quarter of our fiscal year 2013 and the first quarter of our fiscal year 2012, respectively, an increase of 2.26%.

Index

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $3,477,000 for the thirteen weeks ended December 29, 2012 as compared to $3,093,000 for the thirteen weeks ended December 31, 2011 primarily due to an increase in prices. Comparable weekly restaurant bar sales (for restaurants open for all of the first quarter of our fiscal year 2013 and all of the first quarter of our fiscal year 2012, which consists of eight restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $267,000 for the thirteen weeks ended December 29, 2012 and $238,000 for the thirteen weeks ended December 31, 2011, an increase of 12.18%. Comparable weekly restaurant bar sales for Company owned restaurants only was $118,000 and $107,000 for the first quarter of our fiscal year 2013 and the first quarter of our fiscal year 2012, respectively, an increase of 10.28%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $149,000 and $131,000 for the first quarter of our fiscal year 2013 and the first quarter of our fiscal year 2012, respectively, an increase of 13.74%.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $3,550,000 for the thirteen weeks ended December 29, 2012 as compared to $3,782,000 for the thirteen weeks ended December 31, 2011, a decrease of $232,000. The weekly average of same store package liquor store sales, which includes all nine (9) Company owned package liquor stores, was $273,000 for the thirteen weeks ended December 29, 2012 as compared to $291,000 for the thirteen weeks ended December 31, 2011, a decrease of 6.19%. Package liquor store sales decreased primarily due to the fact that the first quarter of our fiscal year 2013 ended two (2) days prior to New Year’s Eve, while the first quarter of our fiscal year 2012 ended on New Year’s Eve and increased competition. We expect package liquor store sales to remain stable throughout the balance of our fiscal year 2013.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended December 29, 2012 increased $685,000 or 3.74% to $18,977,000 from $18,292,000 for the thirteen weeks ended December 31, 2011. The increase was primarily due to the costs related to our new limited partnership-owned restaurant in Miami, Florida which opened for business on December 27, 2012, costs related to the ownership and operation of a shopping center in Miami, Florida we acquired during the first quarter of our fiscal year 2012 and to an expected general increase in food costs, including an increase in the cost of poultry, offset by a decrease in the cost of ribs and actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2013 for the same reasons. Operating costs and expenses increased as a percentage of total sales to approximately 96.76% in the first quarter of our fiscal year 2013 from 96.52% in the first quarter of our fiscal year 2012.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended December 29, 2012 increased to $9,967,000 from $9,680,000 for the thirteen weeks ended December 31, 2011. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 64.22% for the thirteen weeks ended December 29, 2012 and 65.48% for the thirteen weeks ended December 31, 2011. We anticipate that our gross profit for restaurant food and bar sales will decrease throughout the balance of our fiscal year 2013 due to higher food costs, including our cost of poultry, offset by a decrease in our cost of ribs during calendar year 2013.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended December 29, 2012 decreased to $1,047,000 from $1,108,000 for the thirteen weeks ended December 31, 2011. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package liquor store sales was 29.49% for the thirteen weeks ended December 29, 2012 and 29.30% for the thirteen weeks ended December 31, 2011. We anticipate that the gross profit margin for package store sales will remain stable throughout the balance of our fiscal year 2013.

Index

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended December 29, 2012 increased $305,000 or 5.46% to $5,889,000 from $5,584,000 for the thirteen weeks ended December 31, 2011. We anticipate that our payroll and related costs will increase throughout the balance of our fiscal year 2013 due primarily to payroll associated with the new limited partnership-owned restaurant location in Miami, Florida which opened for business on December 27, 2012. Payroll and related costs as a percentage of total sales was 30.03% in the first quarter of our fiscal year 2013 and 29.46% of total sales in the first quarter of our fiscal year 2012.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended December 29, 2012 increased $14,000 or 1.31% to $1,083,000 from $1,069,000 for the thirteen weeks ended December 31, 2011. Our occupancy costs increased primarily due to increasing percentage rents at various locations and due to rental payments for the new limited partnership owned restaurant located in Miami, Florida which commenced January 27, 2012, and partially offset by the elimination of rent from a limited partnership owned restaurant located in the shopping center in Miami, Florida which we purchased during the first quarter of our fiscal year 2012. We anticipate that our occupancy costs will remain stable throughout the balance of our fiscal year 2013 as rental payments for the new limited partnership owned restaurant located in Miami, Florida, will be offset by the reduction in rental payments as a result of our purchase of the building on November 30, 2011 where Store #70 is located.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended December 29, 2012 increased $89,000 or 2.31% to $3,950,000 from $3,861,000 for the thirteen weeks ended December 31, 2011. Selling, general and administrative expenses decreased as a percentage of total sales in the first quarter of our fiscal year 2013 to approximately 20.14% as compared to 20.37% in the first quarter of our fiscal year 2012. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2013 due primarily to the new limited partnership owned restaurant located in Miami, Florida which opened for business on December 27, 2012 and increases across all categories.

Depreciation and Amortization. Depreciation and amortization for the thirteen weeks ended December 29, 2012 decreased $7,000 or 1.10% to $628,000 from $635,000 for the thirteen weeks ended December 31, 2011. As a percentage of total revenue, depreciation expense was 3.20% of revenue for the thirteen weeks ended December 29, 2012 and 3.35% of revenue in the thirteen weeks ended December 31, 2011.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended December 29, 2012 increased $37,000 to $214,000 from $177,000 for the thirteen weeks ended December 31, 2011. Interest expense increased during the thirteen weeks ended December 29, 2012 primarily due to the interest paid on the $4.5 million mortgage loan, the proceeds of which we used to purchase a shopping center in Miami, Florida and a $1.6 million term loan the proceeds of which were also ultimately used to purchase the shopping center for the entire thirteen weeks ended December 29, 2012, as compared to only a part of the thirteen weeks ended December 31, 2011.

Net Income Attributable to Stockholders. Net income for the thirteen weeks ended December 29, 2012 increased $9,000 or 2.68% to $345,000 from $336,000 for the thirteen weeks ended December 31, 2011. As a percentage of sales, net income for the first quarter of our fiscal year 2013 is 1.76%, as compared to 1.77% in the first quarter of our fiscal year 2012.

Index

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During the first quarter of our fiscal year 2013, we recognized pre-opening rent expense in the approximate amount of $31,000 for the limited partnership owned restaurant located in Miami, Florida which opened for business on December 27, 2012. As of the end of the first quarter of our fiscal year 2013, we no longer have a new restaurant location in the development stage and will not recognize any additional pre-opening costs. During the first quarter of our fiscal year 2012, we did not have a new restaurant location in the development stage and did not recognize any pre-opening rent. We are recognizing rent expense on a straight line basis over the term of the lease.

During the first quarter of our fiscal year 2013, the limited partnership owned restaurant located in Miami, Florida which opened for business on December 27, 2012, reported losses of $208,000 primarily due to pre-opening costs, thus contributing to a reduction in the operating income for the first quarter of our fiscal year 2013. During the first quarter of our fiscal year 2012, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

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

We do not have a new restaurant in the development stage, but continue to search for new locations to open restaurants and thereby expand our business. Any new locations will likely be opened using our limited partnership ownership model.

We are not actively searching for locations for the operation of new package liquor stores, but if an appropriate location for a package liquor store becomes available, we will consider it.

Liquidity and Capital Resources

We fund our operations through cash from operations. As of December 29, 2012, we had cash of approximately $5,992,000, a decrease of $1,229,000 from our cash balance of $7,221,000 as of September 29, 2012. The decrease in cash as of December 29, 2012 was primarily due to the payment for renovations to the limited partnership owned restaurant in Miami, Florida which opened for business on December 27, 2012. Management believes that the Company’s current cash availability from its cash on hand and the expected cash from operations will be sufficient to fund operations and capital expenditures for at least the next twelve months.

Index

Cash Flows

The following table is a summary of our cash flows for the thirteen weeks of fiscal years 2013 and 2012.

	---------Thirteen Weeks Ended--------
	December 29, 2012	December 31, 2011
	(in Thousands)

Net cash provided by operating activities	$1,642	$2,461
Net cash used in investing activities	(2,047)	(481)
Net cash used in financing activities	(824)	(641)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,229)	1,339

Cash and Cash Equivalents, Beginning	7,221	4,264

Cash and Cash Equivalents, Ending	$5,992	$5,603

We did not declare or pay a cash dividend on our capital stock in the first quarters of our fiscal years 2013 or 2012. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. We acquired property and equipment of $4,230,000, (including $1,950,000 of which was financed and $273,000 of deposits recorded in other assets as of September 29, 2012), during the thirteen weeks ended December 29, 2012, including $1,136,000 for renovations to the new limited partnership owned restaurant in Miami, Florida. We acquired property and equipment of $6,603,000, (including $6,100,000 of which was financed and $15,000 of deposits recorded in other assets as of October 1, 2011), during the thirteen weeks ended December 31, 2011, including $36,000 for renovations to one (1) existing Company owned restaurant and one (1) limited partnership owned restaurant.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2013 to be approximately $850,000, none of which has been spent through December 29, 2012.

Long Term Debt

As of December 29, 2012, we had long term debt of $15,327,000, as compared to $14,965,000 as of December 31, 2011, and $13,418,000 as of September 29, 2012. As of December 29, 2012, we are in compliance with the covenants of all loans with our lender.

Index

During the first quarter of our fiscal year 2013, we closed on the purchase of two parcels of real property (the “Two Mortgaged Parcels”), one of which (the “Near Parcel”) is contiguous to the real property we own where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates and the other of which is contiguous to the Near Parcel (the “Other Parcel”). We previously leased the Near Parcel for non-exclusive parking. Each of the Mortgaged Parcels contains a building of approximately 2,600 square feet, but we intend to demolish the building on the Near Parcel to provide for a larger parking lot to be used by our customers. We intend to offer the building on the Other Parcel for lease. We paid $2,900,000 for the Two Mortgaged Parcels, $1,950,000 of which was financed by the seller pursuant to a purchase money mortgage (the “$1.95M Mortgage Loan”). Our repayment obligations under the $1.95M Mortgage Loan are secured by a first mortgage on the Two Mortgaged Parcels. The $1.95M Mortgage Loan bears interest at the rate of 7.5% annually and is amortized over twenty (20) years, with our monthly payment of principal and interest totaling $15,700. The entire principal balance, in the approximate amount of $1,331,000 and all accrued but unpaid interest under the $1.95M Mortgage Loan is due on December 31, 2022.

To ensure that we have adequate working capital and cash reserves after the purchase of the Two Mortgaged Parcels, subsequent to the end of the first quarter of our fiscal year 2013, we acquired a $500,000 line of credit from a non affiliated third party lender, (the “Line of Credit”). The Line of Credit bears interest at the floating rate of prime plus 1.5%. The entire principal balance and all accrued but unpaid interest under the Line of Credit is due April 30, 2013. We granted the lender a security interest in substantially all of our assets as collateral to secure our repayment obligations under the Line of Credit. There are no amounts outstanding under the Line of Credit.

Financed Insurance Premiums

(i)          For the policy year beginning December 30, 2010, our property insurance is a three (3) year policy with our insurance carrier. The three (3) year property insurance premium is $894,000, of which $727,000 is financed through an unaffiliated third party lender. The finance agreement provides that we are obligated to repay the amounts financed, together with interest at the rate of 4.89% per annum, over 30 months, with monthly payments of principal and interest, each in the amount of approximately $25,000. The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(ii)          For the policy year beginning December 30, 2012, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers, including automobile and excess liability coverage. The one (1) year general liability insurance premium, including automobile and excess liability coverage, totals $309,000, of which $282,000 is financed through the same unaffiliated third party lender. The finance agreement obligates us to repay the amounts financed together with interest at the rate of 3.29% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of $29,000. The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(iii)           For the policy year beginning December 30, 2012, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers, including excess liability coverage. The one (1) year general liability insurance premium, including excess liability coverage, totals $390,000, of which $356,000 is financed through the same unaffiliated third party lender. The finance agreement obligates us to repay the amounts financed, together with interest at the rate of 3.29% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of $36,000. The finance agreement is secured by a security agreement in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

As of December 29, 2012, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $669,000.

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended December 29, 2012, December 31, 2011 and our fiscal year ended September 29, 2012.

Item	Dec. 29, 2012	Dec. 31, 2011	Sept. 29, 2012
	(in Thousands)

Current Assets	$11,128	$10,154	$11,443
Current Liabilities	9,688	8,874	8,283
Working Capital	$1,440	$1,280	$3,150

Our working capital as of December 29, 2012 increased by 12.50% from our working capital as of the fiscal quarter ending December 31, 2011 and decreased by 54.29% from our working capital as of the fiscal year ending September 29, 2012. During the first quarter of our fiscal year 2013, we acquired the Two Mortgaged Parcels for a purchase price of $2,900,000, $1,950,000 of which was financed by the seller pursuant to the $1.95M Mortgage Loan and $950,000 of which was expended by us as the cash required to close. The decrease in our working capital was also caused by our paying for renovations to the limited partnership owned restaurant in Miami, Florida which opened for business on December 27, 2012.

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that our cash on hand and positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures throughout our fiscal year 2013, including payment for a new point of sale system for our restaurants ($375,000).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of December 29, 2012 held no equity securities.

Index

Interest Rate Risk

As part of our ongoing operations, we are exposed to interest rate fluctuations on our borrowings. As more fully described in Note 9 “Fair Value Measurements of Financial Instruments” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for our fiscal year ended September 29, 2012, we use interest rate swap agreements to manage these risks. These instruments are not used for speculative purposes but are used to modify variable rate obligations into fixed rate obligations.

At December 29, 2012, we had four variable rate debt instruments outstanding that are impacted by changes in interest rates. Subsequent to the end of the first quarter of our fiscal year 2013, we acquired two additional variable rate debt instruments that are impacted by changes in interest rates and pre-paid one existing variable rate debt instrument that was impacted by changes in interest rates.

In July, 2010, we converted the amount outstanding on our line of credit ($1,586,000) to a term loan (the “Term Loan”) and we also re-financed the mortgage loan encumbering our corporate offices (the “Refinanced Mortgage Loan”). In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”), and received a $1,600,000 term loan (the “$1.6M Term Loan”) the proceeds of which were ultimately used to purchase the shopping center, while permitting us to retain our working capital and cash reserves. Subsequent to the end of the first quarter of our fiscal year 2013, we (i) re-financed with an unaffiliated third party lender, the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”); and (ii) borrowed $1,595,000 from a non affiliated third party lender, (the “$1.595M Term Loan”), and used all of the net proceeds of this loan to re-finance the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates.

As a means of managing our interest rate risk on these debt instruments, we have entered into the following interest rate swap agreements with unrelated third party lenders to convert these variable rate debt obligations to fixed rates:

(i)           One (1) interest rate swap agreement entered into in July, 2010 relates to the Term Loan, (the “Term Loan Swap”), which converts the LIBOR based variable rate interest to a fixed rate. The Term Loan Swap requires us to pay interest for a three (3) year period at a fixed rate of 4.55% on an initial amortizing notional principal amount of $1,586,000, while receiving interest for the same period at the British Bankers Association LIBOR (“LIBOR”), Daily Floating Rate, plus 3.25%, on the same amortizing notional principal amount. Under this method of accounting, at December 29, 2012, we determined that based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender, the fair value of the Term Loan Swap was not material. Subsequent to the end of the first quarter of our fiscal year 2013, the Term Loan was prepaid in full, which incurred a prepayment penalty of $1,600 to terminate the swap agreement; and

(ii)           The second interest rate swap agreement entered into July, 2010 relates to the Refinanced Mortgage Loan (the “Mortgage Loan Swap”). The Mortgage Loan Swap requires us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount. Under this method of accounting, at December 29, 2012, we determined that based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender, the fair value of the Mortgage Loan Swap was not material; and

Index

(iii)           The third interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at December 29, 2012, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(iv)           The fourth interest rate swap agreement entered into in November, 2011 relates to the $1.6M Term Loan (the “$1.6M Term Loan Swap”). The $1.6M Term Loan Swap requires us to pay interest for a four (4) year period at a fixed rate of 3.43% on an initial amortizing notional principal amount of $1,600,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at December 29, 2012, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

(v)           The fifth interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount.

(vi)           The sixth interest rate swap agreement entered into in January, 2013 relates to the $1.595M Term Loan (the “$1.595M Term Loan Swap”). The $1.595M Term Loan Swap requires us to pay interest for a forty two (42) month period at a fixed rate of 4.00% on an initial amortizing notional principal amount of $1,595,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount.

At December 29, 2012, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

Management’s Assessment on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's internal control over financial reporting.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 29, 2012, our internal control over financial reporting was effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” on page 10 of this Report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended September 29, 2012 for a discussion of other legal proceedings resolved in prior years.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, during the thirteen weeks ended December 29, 2012, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $6,200. During the thirteen weeks ended December 31, 2011, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $6,200.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 30, 2012– October 27, 2012	None			67,014
October 28, 2012 – December 1, 2012	None			67,014
December 2, 2012 –December 29, 2012	800	$7.76	800	66,214
Total as of December 29, 2012	800			66,214

Index

ITEM 6. EXHIBITS

The following exhibits are filed with this Report:

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

List of XBRL documents as exhibits 101

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLANIGAN'S ENTERPRISES, INC.

Date: February 12, 2013	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

