Form 10-Q
period 2013-03-30
FLANIGANS ENTERPRISES INC
filed 2013-05-14
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

Yes ☐ No ☒

On May 14, 2013, 1,859,447 shares of Common Stock, $0.10 par value per share, were outstanding.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012

REVENUES:
Restaurant food sales	$13,994	$13,007	$26,036	$24,698
Restaurant bar sales	4,007	3,522	7,484	6,615
Package store sales	3,716	3,575	7,266	7,357
Franchise related revenues	298	248	610	511
Rental income	149	179	301	230
Owner’s fee	37	43	75	82
Other operating income	54	44	96	77
	22,255	20,618	41,868	39,570

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	6,335	5,845	11,887	10,949
Package goods	2,630	2,511	5,133	5,185
Payroll and related costs	6,842	6,289	12,731	11,873
Occupancy costs	1,093	1,100	2,176	2,169
Selling, general and administrative expenses	3,950	3,760	7,900	7,621
	20,850	19,505	39,827	37,797
Income from Operations	1,405	1,113	2,041	1,773

OTHER INCOME (EXPENSE):
Interest expense	(198)	(217)	(412)	(394)
Interest and other income	126	9	140	29
	(72)	(208)	(272)	(365)

Income before Provision for Income Taxes	1,333	905	1,769	1,408

Provision for Income Taxes	(290)	(172)	(437)	(316)

Net Income	1,043	733	1,332	1,092

Less: (Net income) attributable to noncontrolling interests	(293)	(224)	(236)	(247)

Net Income attributable to stockholders	$750	$509	$1,096	$845

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Continued)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012

Net Income Per Common Share:
Basic and Diluted	$0.40	$0.27	$0.59	$0.45

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,859,257	1,860,057	1,859,622	1,860,404

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 30, 2013 (UNAUDITED) AND SEPTEMBER 29, 2012

(in thousands)

ASSETS

	March 30, 2013	September 29, 2012

CURRENT ASSETS:

Cash and cash equivalents	$6,445	$7,221
Due from franchisees	164	—
Other receivables	75	207
Inventories	2,746	2,516
Prepaid expenses	1,238	1,118
Deferred tax asset	297	371

Total Current Assets	10,965	11,433

Property and Equipment, Net	35,018	31,595

Investment in Limited Partnership	195	171

OTHER ASSETS:

Liquor licenses, net	470	470
Deferred tax asset	955	961
Leasehold purchases, net	1,110	1,177
Other	712	937

Total Other Assets	3,247	3,545

Total Assets	$49,425	$46,744

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 30, 2013 (UNAUDITED) AND SEPTEMBER 29, 2012

(in thousands)

(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 30, 2013	September 29, 2012

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$5,800	$5,265
Income taxes payable	78	39
Due to franchisees	1,446	1,231
Current portion of long term debt	1,849	1,732
Deferred rent	16	16

Total Current Liabilities	9,189	8,283

Long Term Debt, Net of Current Maturities	12,716	11,686

Deferred Rent, Net of Current Portion	138	147

Commitments and Contingencies

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	19,227	18,130
Treasury stock, at cost, 2,338,195 shares at March 30, 2013 and 2,337,395 shares at September 29, 2012	(6,067)	(6,061)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	19,820	18,729
Noncontrolling interest	7,562	7,899
Total equity	27,382	26,628

Total liabilities and equity	$49,425	$46,744

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY SIX WEEKS ENDED MARCH 30, 2013 AND MARCH 31, 2012

(in thousands)

	March 30, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,332	$1,092
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,226	1,186
Amortization of leasehold interests	67	83
Loss on abandonment of property and equipment	44	8
Deferred income tax	80	26
Deferred rent	(9)	(9)
Income from unconsolidated limited Partnership	(32)	(23)
Changes in operating assets and liabilities: (increase) decrease in
Due from franchisees	(164)	—
Other receivables	132	86
Prepaid income taxes	—	152
Inventories	(230)	(235)
Prepaid expenses	372	100
Other assets	(27)	95
Increase (decrease) in:
Accounts payable and accrued expenses	537	653
Income taxes payable	39	—
Due to franchisees	215	593
Net cash and cash equivalents provided by operating activities	3,582	3,807

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(2,426)	(942)
Deposit on property and equipment	(91)	(107)
Proceeds from sale of fixed assets	26	41
Distributions from unconsolidated limited Partnership	8	6
Purchase of leasehold interest	—	(95)
Net cash and cash equivalents used in investing activities	(2,483)	(1,097)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY SIX WEEKS ENDED MARCH 30, 2013 AND MARCH 31, 2012

(in thousands)

(Continued)

	March 30, 2013	March 31, 2012

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(4,296)	(729)
Proceeds from debt	3,000	—
Purchase of treasury stock	(6)	(6)
Purchase of noncontrolling limited partnership interests	(5)	—
Distributions to limited partnership’s noncontrolling interests	(568)	(662)

Net cash and cash equivalents used in financing activities	(1,875)	(1,397)

Net Increase (Decrease) in Cash and Cash Equivalents	(776)	1,313

Beginning of Period	7,221	4,264

End of Period	$6,445	$5,577

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$412	$394
Income taxes	$63	$140

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$500	$421
Purchase deposits transferred to property and equipment	$292	$30
Purchase of property in exchange for debt	$1,950	$6,100

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2013

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the periods ended March 30, 2013 and March 31, 2012 are unaudited. Financial information as of September 29, 2012 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 29, 2012. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 2 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potentially dilutive common stock equivalents. As of March 30, 2013 and March 31, 2012, no stock options were outstanding.

(3) RECENT ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Adopted

In May 2011, the FASB issued an update to ASC Topic 820 – “Fair Value Measurements and Disclosures”. This update provides guidance on how fair value accounting should be applied where its use is already required or permitted by other standards and does not extend the use of fair value accounting. We adopted this guidance in the first quarter of our fiscal year 2013 as required, and the adoption did not have a significant impact on our consolidated financial statements.

Index

Issued

There were no recently issued accounting pronouncements during the second quarter of our fiscal year 2013 that we believe will have a material impact on our consolidated financial statements.

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

(5) DEBT:

Re-Financing of Mortgage

During the second quarter of our fiscal year 2013, in order to refinance our third party debt secured by our real property located at 4 N. Federal Highway, Hallandale, Florida where our combination package liquor store and restaurant (Store #31) operates, we (i) re-financed with a non-affiliated third party lender, the mortgage loan encumbering the property which mortgage loan was held by another non-affiliated third party lender (the “$1.405M Loan”); and (ii) borrowed $1,595,000 from a non-affiliated third party lender, (the “$1.595M Term Loan”). The $1.405M Loan is in the original principal amount of $1,405,000 and bears interest at a variable rate equal to the BBA LIBOR – 1 Month plus 2.25%. We entered into an interest rate swap agreement to hedge the interest rate risk, which fixed the interest rate on the $1.405M Loan at 4.35% per annum throughout its term. The $1.405M Loan is amortized over twenty (20) years, with our current monthly payment of principal and interest totaling $8,415, with the entire principal balance and all accrued but unpaid interest due January 31, 2023. The $1.595M Term Loan is in the principal amount of $1,595,000 and bears interest at a variable interest rate equal to the BBA LIBOR – 1 Month plus 3.25%. We entered into an interest rate swap agreement to hedge the interest rate risk, which fixed the interest rate on the $1.595M Term Loan at 4.00% per annum throughout its term. The $1.595M Term Loan is fully amortized over forty two (42) months, with our monthly payment of principal and interest, totaling $41,000. We granted our lender a security interest in substantially all of our assets as collateral to secure our repayment obligations under the $1.595M Term Loan. As a part of the refinancing, we prepaid the outstanding balance, ($325,000), on an existing term loan with the lender, including a $1,600 pre-payment penalty.

Line of Credit

During the second quarter of our fiscal year 2013, we obtained a $500,000 line of credit from a non affiliated third party lender, (the “Line of Credit”). The Line of Credit earned interest at the floating rate of prime plus 1.5%. The entire principal balance and all accrued but unpaid interest under the Line of Credit was due April 30, 2013. We granted the lender a security interest in substantially all of our assets as collateral to secure our repayment obligations under the Line of Credit. No amounts were drawn on the line of credit by us, so there were no amounts outstanding under the Line of Credit when it terminated subsequent to the end of the second quarter of our fiscal year 2013.

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

(7) STOCK OPTION PLANS:

We have one stock option plan under which qualified stock options may be granted to our officers and other employees. Under this plan, the exercise price for the qualified stock options must be no less than 100% of the fair market value of the Company’s Common Stock on the date the options are granted. In general, options granted under our stock option plan expire after a five (5) year period and generally vest no later than one (1) year from the date of grant. As of March 30, 2013, no options to acquire shares were outstanding. Under this plan, options to acquire an aggregate of 45,000 shares are available for grant.

Index

No stock options were granted during the twenty six weeks ended March 30, 2013, nor were stock options granted during the twenty six weeks ended March 31, 2012.

No stock options were exercised during the twenty six weeks ended March 30, 2013, nor were stock options exercised during the twenty six weeks ended March 31, 2012.

There was no stock option activity during the twenty six weeks ended March 30, 2013, nor was there stock option activity during the twenty six weeks ended March 31, 2012.

(8) ACQUISITIONS:

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, during the thirteen weeks ended March 30, 2013, we did not purchase any shares of our common stock. During the twenty six weeks ended March 30, 2013, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $6,200. During the thirteen weeks ended March 31, 2012, we did not purchase any shares of our common stock. During the twenty six weeks ended March 31, 2012, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $6,200.

(9) COMMITMENTS AND CONTINGENCIES:

Litigation

From time to time, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, claims under federal and state laws governing access to public accommodations, employment-related claims and claims from guests alleging illness, injury or other food quality, health or operational concerns. To date, none of this litigation, some of which is covered by insurance, has had a material effect on us.\

(10) SUBSEQUENT EVENTS:

Subsequent events have been evaluated through the date these condensed consolidated financial statements were issued. No events required disclosure.

(11) BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks and twenty six weeks ended March 30, 2013 and March 31, 2012, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material. For the thirteen and twenty six weeks ended March 30, 2013, we generated revenue of $149,000 and $301,000 from our leasing to unaffiliated third parties of retail space.

Index

	(in thousands)
	Thirteen Weeks Ending March 30, 2013	Thirteen Weeks Ending March 31, 2012
Operating Revenues:
Restaurants	$18,001	$16,529
Package stores	3,716	3,575
Other revenues	538	514
Total operating revenues	$22,255	$20,618

Income from Operations Reconciled to Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$1,796	$1,572
Package stores	313	278
	2,109	1,850
Corporate expenses, net of other Revenues	(704)	(737)
Operating income	1,405	1,113
Other income (expense)	(72)	(208)
Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests	$1,333	$905

Depreciation and Amortization:
Restaurants	$451	$451
Package stores	97	58
	548	509
Corporate	117	125
Total Depreciation and Amortization	$665	$634

Capital Expenditures:
Restaurants	$307	$329
Package stores	34	30
	341	359
Corporate	98	125
Total Capital Expenditures	$439	$484

Index

	Twenty Six Weeks Ending March 30, 2013	Twenty Six Weeks Ending March 31, 2012
Operating Revenues:
Restaurants	$33,520	$31,313
Package stores	7,266	7,357
Other revenues	1,082	900
Total operating revenues	$41,868	$39,570

Income from Operations Reconciled to Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$2,734	$2,694
Package stores	599	492
	3,333	3,186
Corporate expenses, net of other Revenues	(1,292)	(1,413)
Operating income	2,041	1,773
Other income (expense)	(272)	(365)
Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests	$1,769	$1,408

Depreciation and Amortization:
Restaurants	$869	$944
Package stores	193	116
	1,062	1,060
Corporate	231	209
Total Depreciation and Amortization	$1,293	$1,269

Capital Expenditures:
Restaurants	$1,941	$1,805
Package stores	45	49
	1,986	1,854
Corporate	2,682	5,220
Total Capital Expenditures	$4,668	$7,072

	March 30,	September 29,
	2013	2012
Identifiable Assets:
Restaurants	$25,810	$22,133
Package store	4,987	4,952
	30,797	27,085
Corporate	18,628	19,659
Consolidated Totals	$49,425	$46,744

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Index

OVERVIEW

At March 30, 2013, we (i) operated 25 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants, (one restaurant of which we operate), and three combination restaurants/package stores. The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of March 30, 2013 and as compared to March 31, 2012 and September 29, 2012. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

Types of Units	March 30, 2013	September 29, 2012	March 31, 2012

Company Owned: Combination package and restaurant	4	4	4
Restaurant only	5	5	5
Package store only	5	5	5

Company Operated Restaurants Only:
Limited Partnerships	9	8	8	(1)
Franchise	1	1	1
Unrelated Third Party	1	1	1

Company Owned Club:	1	1	1

Total Company Owned/Operated Units	26	25	25
Franchised Units	5	5	5	(2)

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

Index

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned and managed by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of available cash to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of March 30, 2013, limited partnerships owning three (3) restaurants, (Surfside, Florida, Kendall, Florida and West Miami, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to its receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	March 30, 2013		March 31, 2012
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$13,994	64.44	$13,007	64.70
Restaurant bar sales	4,007	18.45	3,522	17.52
Package store sales	3,716	17.11	3,575	17.78

Total Sales	$21,717	100.00	$20,104	100.00

Franchise related revenues	298		248
Rental income	149		179
Owner’s fee	37		43
Other operating income	54		44

Total Revenue	$22,255		$20,618

	-----------------------Twenty Six Weeks Ended-----------------------
	March 30, 2013		March 31, 2012
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$26,036	63.84	$24,698	63.87
Restaurant bar sales	7,484	18.35	6,615	17.11
Package store sales	7,266	17.81	7,357	19.02

Total Sales	$40,786	100.00	$38,670	100.00

Franchise related revenues	610		511
Rental income	301		230
Owner’s fee	75		82
Other operating income	96		77

Total Revenue	$41,868		$39,570

Index

Comparison of Thirteen Weeks Ended March 30, 2013 and March 31, 2012.

Revenues. Total revenue for the thirteen weeks ended March 30, 2013 increased $1,637,000 or 7.94% to $22,255,000 from $20,618,000 for the thirteen weeks ended March 31, 2012. This increase resulted from sales at our new limited partnership-owned restaurant location in Miami, Florida ($924,000), which opened for business on December 27, 2012 (the “New Restaurant”) and increased menu prices offset by a small decrease in package store sales. Without giving effect to the revenue generated at the New Restaurant, total revenue for the thirteen weeks ended March 30, 2013 would have increased $693,000 or 3.36% to $21,311,000 from $20,618,000 for the thirteen weeks ended March 31, 2012.

Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants (food sales) totaled $13,994,000 for the thirteen weeks ended March 30, 2013 as compared to $13,007,000 for the thirteen weeks ended March 31, 2012. The increase in restaurant food sales resulted primarily from sales at the New Restaurant ($660,000 of food sales during the thirteen weeks ended March 30, 2013) and to menu price increases. Without giving effect to the revenue generated at the New Restaurant, food sales for the thirteen weeks ended March 30, 2013 would have increased $327,000 or 2.51% to $13,334,000 from $13,007,000 for the thirteen weeks ended March 31, 2012. Comparable weekly food sales (for restaurants open for all of the second quarter of our fiscal year 2013 and the second quarter of our fiscal year 2012, which consists of eight restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $1,026,000 and $1,000,000 for the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively, an increase of 2.60%. Comparable weekly food sales for Company owned restaurants was $495,000 and $476,000 for the second quarter of our fiscal year 2013 and the second quarter of our fiscal year 2012, respectively, an increase of 3.99%. Comparable weekly food sales for affiliated limited partnership owned restaurants was $531,000 and $524,000 for the second quarter of our fiscal year 2013 and the second quarter of our fiscal year 2012, respectively, an increase of 1.34%. We anticipate that restaurant food sales will continue to increase throughout the balance of our fiscal year 2013 due to, primarily, the operation of the New Restaurant.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $4,007,000 for the thirteen weeks ended March 30, 2013 as compared to $3,522,000 for the thirteen weeks ended March 31, 2012 primarily due to an increase in prices and to a lesser extent, sales at the New Restaurant ($264,000 of revenue from bar sales during the thirteen weeks ended March 30, 2013). Without giving effect to the revenue from bar sales generated at the New Restaurant, restaurant revenue generated from bar sales during the thirteen weeks ended March 30, 2013, would have increased $221,000 or 6.27% to $3,743,000 from $3,522,000 for the thirteen weeks ended March 31, 2012. Comparable weekly bar sales (for restaurants open for all of the second quarter of our fiscal years 2013 and 2012, which consists of eight restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $288,000 for the thirteen weeks ended March 30, 2013 and $271,000 for the thirteen weeks ended March 31 2012, an increase of 6.27%. Comparable weekly bar sales for Company owned restaurants was $132,000 and $122,000 for the second quarter of our fiscal year 2013 and the second quarter of our fiscal year 2012, respectively, an increase of 8.20%. Comparable weekly bar sales for affiliated limited partnership owned restaurants was $156,000 and $149,000 for the second quarter of our fiscal year 2013 and the second quarter of our fiscal year 2012, respectively, an increase of 4.70%. We anticipate that restaurant bar sales will continue to increase throughout the balance of our fiscal year 2013 due to, primarily the operation of the New Restaurant.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores (package store sales) totaled $3,716,000 for the thirteen weeks ended March 30, 2013 as compared to $3,575,000 for the thirteen weeks ended March 31, 2012, an increase of $141,000. The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the second quarter of our fiscal years 2013 and 2012), was $286,000 for the thirteen weeks ended March 30, 2013 as compared to $275,000 for the thirteen weeks ended March 31, 2012, an increase of 4.00%. Package liquor store sales increased primarily due to the fact that the second quarter of our fiscal year 2013 began two (2) days prior to New Year’s Eve, while the second quarter of our fiscal year 2012 began the day after New Year’s Eve, offset by increased competition. We expect package liquor store sales to remain stable throughout the balance of our fiscal year 2013.

Index

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended March 30, 2013 increased $1,345,000 or 6.90% to $20,850,000 from $19,505,000 for the thirteen weeks ended March 31, 2012. The increase was primarily due to the costs related to the New Restaurant and to an expected general increase in food costs, including an increase in the cost of poultry, offset by a decrease in the cost of ribs and actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2013 for the same reasons. Operating costs and expenses decreased as a percentage of total sales to approximately 93.69% in the second quarter of our fiscal year 2013 from 94.60% in the second quarter of our fiscal year 2012.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food sales and bar sales for the thirteen weeks ended March 30, 2013 increased to $11,666,000 from $10,684,000 for the thirteen weeks ended March 31, 2012. Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of restaurant food sales and bar sales), was 64.81% for the thirteen weeks ended March 30, 2013 and 64.64% for the thirteen weeks ended March 31, 2012. We anticipate that our gross profit for restaurant food and bar sales will decrease throughout the balance of our fiscal year 2013 due to higher food costs, including our cost of poultry, offset by a decrease in our cost of ribs during calendar year 2013.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended March 30, 2013 increased to $1,086,000 from $1,064,000 for the thirteen weeks ended March 31, 2012. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package liquor store sales was 29.22% for the thirteen weeks ended March 30, 2013 and 29.76% for the thirteen weeks ended March 31, 2012. We anticipate that the gross profit margin for package store sales will remain stable throughout the balance of our fiscal year 2013.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended March 30, 2013 increased $553,000 or 8.79% to $6,842,000 from $6,289,000 for the thirteen weeks ended March 31, 2012 due primarily to payroll and related costs associated with the New Restaurant ($310,000). We anticipate that our payroll and related costs will increase throughout the balance of our fiscal year 2013 due primarily to payroll and related costs associated with the New Restaurant which opened for business on December 27, 2012. Payroll and related costs as a percentage of total sales was 30.74% in the second quarter of our fiscal year 2013 and 30.50% of total sales in the second quarter of our fiscal year 2012.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended March 30, 2013 decreased $7,000 or 0.64% to $1,093,000 from $1,100,000 for the thirteen weeks ended March 31, 2012. Our occupancy costs decreased primarily due to the elimination of rent for the two parcels of real property contiguous to the real property we own where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates and which we leased for non-exclusive parking offset by increasing percentage rents at various locations and our rental payments for the New Restaurant made for the entire second quarter of our fiscal year 2013 (as opposed to only paying the rent for the New Restaurant for part of the second quarter of our fiscal year 2012). We anticipate that our occupancy costs will remain stable throughout the balance of our fiscal year 2013.

Index

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended March 30, 2013 increased $190,000 or 5.05% to $3,950,000 from $3,760,000 for the thirteen weeks ended March 31, 2012. Selling, general and administrative expenses decreased as a percentage of total sales in the second quarter of our fiscal year 2013 to approximately 17.75% as compared to 18.24% in the second quarter of our fiscal year 2012. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2013 due primarily to the New Restaurant, as well as increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense for the thirteen weeks ended March 30, 2013 increased $31,000 or 4.89% to $665,000 from $634,000 from the thirteen weeks ended March 31, 2012. As a percentage of total revenue, depreciation and amortization expense was 2.99% of revenue in the thirteen weeks ended March 30, 2013 and 3.07% of revenue in the thirteen weeks ended March 31, 2012.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended March 30, 2013 decreased $19,000 to $198,000 from $217,000 for the thirteen weeks ended March 31, 2012. Interest expense decreased during the thirteen weeks ended March 30, 2013 primarily due (i) to the lower monthly installments of interest as a result of the re-financing of the mortgage loan ($1,405,000) and the term loan ($1,595,000) used to re-finance the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates and (ii) the repayment of our term loan from July, 2010, offset by the interest paid on the $1.95 million purchase money mortgage used to purchase the two parcels of real property, one of which is contiguous to the real property we own where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates.

Net Income. Net income for the thirteen weeks ended March 30, 2013 increased $241,000 or 47.35% to $750,000 from $509,000 for the thirteen weeks ended March 31, 2012. As a percentage of sales, net income for the second quarter of our fiscal year 2013 is 3.37%, as compared to 2.47% in the second quarter of our fiscal year 2012.

Comparison of Twenty Six Weeks Ended March 30, 2013 and March 31, 2012.

Revenues. Total revenue for the twenty six weeks ended March 30, 2013 increased $2,298,000 or 5.81% to $41,868,000 from $39,570,000 for the twenty six weeks ended March 31, 2012. This increase resulted from sales at the New Restaurant ($960,000) and increased menu prices offset by a decrease in package store sales. Without giving effect to the revenue generated at the New Restaurant, total revenue for the twenty six weeks ended March 30, 2013 would have increased $1,338,000 or 3.38% to $40,908,000 from $39,570,000 for the twenty six weeks ended March 31, 2012.

Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants (food sales) totaled $26,036,000 for the twenty six weeks ended March 30, 2013 as compared to $24,698,000 for the twenty six weeks ended March 31, 2012. The increase in restaurant food sales resulted primarily from sales at the New Restaurant ($685,000 of revenue from the sale of food during the twenty six weeks ended March 30, 2013) and increased menu prices. Without giving effect to the revenue generated from food sales at the New Restaurant for the twenty six weeks ended March 30, 2013, restaurant revenue generated from the sale of food during the twenty six weeks ended March 30, 2013, would have increased $653,000 or 2.64% to $25,351,000 from $24,698,000 for the twenty six weeks ended March 31, 2012. Comparable weekly food sales (for restaurants open for all of the first and second quarters of our fiscal years 2013 and 2012, which consists of eight restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $975,000 and $950,000 for the twenty six weeks ended March 30, 2013 and March 31, 2012, respectively, an increase of 2.63%. Comparable weekly food sales for Company owned restaurants was $460,000 and $444,000 for the twenty six weeks ended March 30, 2013 and March 31, 2012, respectively, an increase of 3.60%. Comparable weekly food sales for affiliated limited partnership owned restaurants was $515,000 and $506,000 for the twenty six weeks ended March 30, 2013 and March 31, 2012, respectively, an increase of 1.78%. We anticipate that restaurant food sales will continue to increase throughout the balance of our fiscal year 2013 due to, primarily, the operation of the New Restaurant.

Index

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $7,484,000 for the twenty six weeks ended March 30, 2013 as compared to $6,615,000 for the twenty six weeks ended March 31, 2012. The increase in bar sales is due to sales at the New Restaurant ($276,000 of revenue from bar sales during the twenty six weeks ended March 30, 2013). Without giving effect to the revenue from bar sales at the New Restaurant, for the twenty six weeks ended March 30, 2013, restaurant revenue generated from bar sales during the twenty six weeks ended March 30, 2013, would have increased $593,000 or 8.96% to $7,208,000 from $6,615,000 for the twenty six weeks ended March 31, 2012. Comparable weekly bar sales (for restaurants open for all of the first and second quarters of our fiscal years 2013 and 2012, which consists of eight restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $278,000 for the twenty six weeks ended March 30, 2013 and $255,000 for the twenty six weeks ended March 31, 2012, an increase of 9.02%. Comparable weekly bar sales for Company owned restaurants was $125,000 and $115,000 for the twenty six weeks ended March 30, 2013 and March 31, 2012, respectively, an increase of 8.70%. Comparable weekly bar sales for affiliated limited partnership owned restaurants was $153,000 and $140,000 for the twenty six weeks ended March 30, 2013 and March 31, 2012, respectively, an increase of 9.29%. We anticipate that restaurant bar sales will continue to increase throughout the balance of our fiscal year 2013 due to, primarily, the operation of the New Restaurant.

Package Store Sales. Revenue generated from sales of liquor and related items at package stores (package store sales) totaled $7,266,000 for the twenty six weeks ended March 30, 2013 as compared to $7,357,000 for the twenty six weeks ended March 31, 2012, a decrease of $91,000. The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the first and second quarters of our fiscal years 2013 and 2012) was $279,000 and $283,000 for the twenty six weeks ended March 30, 2013 and March 31, 2012, respectively, a decrease of 1.41%. Package liquor store sales are expected to remain stable throughout the balance of our fiscal year 2013.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the twenty six weeks ended March 30, 2013 increased $2,030,000 or 5.37% to $39,827,000 from $37,797,000 for the twenty six weeks ended March 31, 2012. The increase was primarily due to the costs related to the New Restaurant and to an expected general increase in food costs, including an increase in the cost of poultry, offset by a decrease in the cost of ribs and actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2013 for the same reasons. Operating costs and expenses decreased as a percentage of total sales to approximately 95.13% for the twenty six weeks ended March 30, 2013 from 95.52% for the twenty six weeks ended March 31, 2012.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the twenty six weeks ended March 30, 2013 increased to $21,633,000 from $20,364,000 for the twenty six weeks ended March 31, 2012. Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of food sales and bar sales), was 64.54% for the twenty six weeks ended March 30, 2013 and 65.03% for the twenty six weeks ended March 31, 2012. We anticipate that our gross profit for restaurant food and bar sales will decrease during the balance of our fiscal year 2013 due to higher food costs, offset by a decrease in our cost of ribs during calendar year 2013.

Index

Package Store Sales. Gross profit for package store sales for the twenty six weeks ended March 30, 2013 decreased to $2,133,000 from $2,172,000 for the twenty six weeks ended March 31, 2012. Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), was 29.36% for the twenty six weeks ended March 30, 2013 compared to 29.52% for the twenty six weeks ended March 31, 2012. We anticipate that the gross profit margin for package store sales will remain stable throughout the balance of our fiscal year 2013.

Payroll and Related Costs. Payroll and related costs for the twenty six weeks ended March 30, 2013, increased $858,000 or 7.23% to $12,731,000 from $11,873,000 for the twenty six weeks ended March 31, 2012 due primarily to payroll and related costs associated with the New Restaurant. Payroll and related costs as a percentage of total sales was 30.41% for the twenty six weeks ended March 30, 2013 and 30.01% of total sales for the twenty six weeks ended March 31, 2012.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the twenty six weeks ended March 30, 2013 increased $7,000 or 0.32% to $2,176,000 from $2,169,000 for the twenty six weeks ended March 31, 2012. Our occupancy costs increased primarily due to increasing percentage rents at various locations and due to our rental payments for the New Restaurant made for the entire second quarter of our fiscal year 2013 (as opposed to only paying the rent for the New Restaurant for part of the second quarter of our fiscal year 2012), offset in part by the elimination of rent from a limited partnership owned restaurant located in the shopping center in Miami, Florida which we purchased during the first quarter of our fiscal year 2012. We anticipate that our occupancy costs will remain stable throughout the balance of our fiscal year 2013 as rental payments for the New Restaurant will be offset by the elimination of rent as a result of our purchase of the building on November 30, 2011 where Store #70 is located and the termination of rent for the two parcels of real property contiguous to the real property we own where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates and which we leased for non-exclusive parking.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the twenty six weeks ended March 30, 2013 increased $279,000 or 3.66% to $7,900,000 from $7,621,000 for the twenty six weeks ended March 31, 2012. Selling, general and administrative expenses decreased as a percentage of total sales for the twenty six weeks ended March 30, 2013 to 18.87% as compared to 19.26% for the twenty six weeks ended March 31, 2012. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2013 due primarily to the New Restaurant, as well as increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense for the twenty six weeks ended March 30 2013 increased $24,000 or 1.89% to $1,293,000 from $1,269,000 from the twenty six weeks ended March 31, 2012. As a percentage of total revenue, depreciation and amortization expense was 3.09% of revenue in the twenty six weeks ended March 30, 2013 and 3.21% of revenue in the twenty six weeks ended March 31, 2012.

Interest Expense, Net. Interest expense, net, for the twenty six weeks ended March 30, 2013 increased $18,000 to $412,000 from $394,000 for the twenty six weeks ended March 31, 2012. Interest expense increased during the twenty six weeks ended March 30, 2013 primarily due (i) to the interest paid on a $4.5 million mortgage loan, and a $1.6 million term loan, the proceeds of both of which loans were used to purchase a shopping center located in Miami, Florida, for the entire twenty six weeks of our fiscal year 2013 as opposed to a part of the twenty six weeks of our fiscal year 2012; and (ii) to the interest paid on a $1.95 million purchase money mortgage used to purchase two parcels of real property, one of which is contiguous to the real property we own where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates and the other of which is contiguous thereto for part of the twenty six weeks of our fiscal year 2013 and which was not paid at all during the twenty six weeks of our fiscal year 2012, offset by (i) lower monthly installments of interest as a result of the re-financing of the mortgage loan ($1,405,000) and the term loan ($1,595,000) used to re-finance the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates and (ii) the repayment of our term loan from July, 2010.

Index

Net Income. Net income for the twenty six weeks ended March 30, 2013 increased $251,000 or 29.70% to $1,096,000 from $845,000 for the twenty six weeks ended March 31, 2012. As a percentage of sales, net income for the twenty six weeks ended March 30, 2013 is 2.62%, as compared to 2.14% for the twenty six weeks ended March 31, 2012.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During the second quarter of our fiscal year 2013, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

During the twenty six weeks ended March 30, 2013 and March 31, 2012, respectively, we recognized pre-opening rent expense in the approximate amount of $62,000 and $22,000 for the New Restaurant. We recognize rent expense on a straight line basis over the term of the lease.

During the twenty six weeks ended March 30, 2013 and March 31, 2012, respectively, the New Restaurant operated at a net loss of $276,000 and $30,000, respectively, primarily due to pre-opening costs, thus contributing to a reduction in the operating income for those periods.

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

Index

Liquidity and Capital Resources

We fund our operations through cash from operations. As of March 30, 2013, we had cash of approximately $6,445,000, a decrease of $776,000 from our cash balance of $7,221,000 as of September 29, 2012. The decrease in cash as of March 30, 2013 was primarily due to the payment for renovations at the New Restaurant. We believe that our current cash on hand and the expected cash from operations will be sufficient to fund our operations and capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the twenty six weeks ended March 30, 2013 and March 31, 2012.

	---------Twenty Six Weeks Ended--------
	March 30, 2013	March 31, 2012
	(in Thousands)

Net cash provided by operating activities	$3,582	$3,807
Net cash used in investing activities	(2,483)	(1,097)
Net cash used in financing activities	(1,875)	(1,397)

Net Increase (Decrease) in Cash and Cash Equivalents	(776)	1,313

Cash and Cash Equivalents, Beginning	7,221	4,264

Cash and Cash Equivalents, Ending	$6,445	$5,577

We did not declare or pay a cash dividend on our capital stock in the twenty six weeks of our fiscal years 2013 or 2012. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. We acquired property and equipment of $4,668,000, (of which $1,950,000 was financed and $292,000 of deposits recorded in other assets as of September 29, 2012), during the twenty six weeks ended March 30, 2013, which amount included $1,280,000 for renovations at the New Restaurant and $62,000 for one (1) limited partnership and one (1) Company owned restaurant. During the twenty six weeks ended March 31, 2012, we acquired property and equipment of $7,072,000, (of which $6,100,000 was financed and $30,000 of deposits recorded in other assets as of October 1, 2011), which amount included $112,000 for renovations to one (1) existing Company owned restaurant and one (1) limited partnership owned restaurant.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2013 to be approximately $850,000, of which $62,000 has been spent through March 30, 2013.

Index

Long Term Debt

As of March 30, 2013, we had long term debt of $14,565,000, as compared to $14,549,000 as of March 31, 2012, and $13,418,000 as of September 29, 2012. As of March 30, 2013, we are in compliance with the covenants of all loans with our lender.

As of March 30, 2013, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $500,000.

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended March 30, 2013, March 31, 2012 and our fiscal year ended September 29, 2012.

Item	March 30, 2013	March 31, 2012	September 29, 2012
	(in Thousands)

Current Assets	$10,965	$9,832	$11,433
Current Liabilities	9,189	8,584	8,283
Working Capital	$1,776	$1,248	$3,150

Our working capital as of March 30, 2013 increased by 42.31% from our working capital as of March 31, 2012 and decreased by 43.62% from our working capital as of September 29, 2012. During the first quarter of our fiscal year 2013, we acquired the two parcels of real property, one of which is contiguous to the real property we own where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates and the other of which is contiguous thereto for a purchase price of $2,900,000, $1,950,000 of which was financed by the seller pursuant to the $1.95M Mortgage Loan and $950,000 of which was expended by us as the cash required to close. The decrease in our working capital was also caused by our paying for renovations at the New Restaurant.

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures throughout the balance of our fiscal year 2013.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

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

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of March 30, 2013 held no equity securities.

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

At March 30, 2013, we had five variable rate debt instruments outstanding that are impacted by changes in interest rates. In July, 2010, we converted the amount outstanding on our line of credit ($1,586,000) to a term loan (the “Term Loan”) and we also re-financed the mortgage loan encumbering our corporate offices (the “Refinanced Mortgage Loan”). In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”), and received a $1,600,000 term loan (the “$1.6M Term Loan”) the proceeds of which were ultimately used to purchase the shopping center, while permitting us to retain our working capital and cash reserves. In January, 2013, we re-financed the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”) and borrowed $1,595,000 from a non affiliated third party lender, (the “$1.595M Term Loan”), and used all of the net proceeds of this loan to re-finance the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates.

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following five (5) interest rate swap agreements, having pre-paid one existing variable rate debt instrument that was impacted by changes in interest rates during the second quarter of our fiscal year 2013:

(i) One (1) interest rate swap agreement entered into in July, 2010 related to the Term Loan, (the “Term Loan Swap”), which converted the LIBOR based variable rate interest to a fixed rate. The Term Loan Swap required us to pay interest for a three (3) year period at a fixed rate of 4.55% on an initial amortizing notional principal amount of $1,586,000, while receiving interest for the same period at the LIBOR Daily Floating Rate, plus 3.25%, on the same amortizing notional principal amount. During the second quarter of our fiscal year 2013, the Term Loan was prepaid in full, which included a prepayment penalty of $1,600 to terminate the swap agreement;

(ii) The second interest rate swap agreement entered into July, 2010 relates to the Refinanced Mortgage Loan (the “Mortgage Loan Swap”). The Mortgage Loan Swap requires us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount. Under this method of accounting, at March 30, 2013, we determined that based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender, the fair value of the Mortgage Loan Swap was not material;

Index

(iii)   The third interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at March 30, 2013, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

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

(v)   The fifth interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at March 30, 2013, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(vi)   The sixth interest rate swap agreement entered into in January, 2013 relates to the $1.595M Term Loan (the “$1.595M Term Loan Swap”). The $1.595M Term Loan Swap requires us to pay interest for a forty two (42) month period at a fixed rate of 4.00% on an initial amortizing notional principal amount of $1,595,000, while receiving interest for the same period at LIBOR – 1 Month, plus 3.25%, on the same amortizing notional principal amount. We determined that at March 30, 2013, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

At March 30, 2013, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

Management’s Assessment on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's internal control over financial reporting.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 30, 2013, our internal control over financial reporting was effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” on page 9 of this Report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended September 29, 2012 for a discussion of other legal proceedings resolved in prior years.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirteen weeks ended March 30, 2013 and March 31, 2012, we did not purchase any shares of our common stock. As of March 30, 2013, we still have authority to purchase 66,214 shares of our common stock under the discretionary plan approved by the Board of Directors on May 17, 2007.

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

FLANIGAN'S ENTERPRISES, INC.

Date: May 14, 2013	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

