Form 10-Q
period 2013-06-29
FLANIGANS ENTERPRISES INC
filed 2013-08-13
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

Yes ☐ No☒

On August 13, 2013, 1,859,447 shares of Common Stock, $0.10 par value per share, were outstanding.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

SIGNATURES

LIST XBRL DOCUMENTS

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

REVENUES:
Restaurant food sales	$13,526	$12,443	$39,562	$37,141
Restaurant bar sales	3,841	3,428	11,325	10,043
Package store sales	3,066	3,050	10,332	10,407
Franchise related revenues	341	245	951	756
Rental income	144	140	445	333
Owner’s fee	38	38	113	120
Other operating income	56	38	152	115
	21,012	19,382	62,880	58,915

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	5,964	5,778	17,851	16,727
Package goods	2,107	2,070	7,240	7,255
Payroll and related costs	6,477	5,828	19,208	17,701
Occupancy costs	1,105	1,115	3,281	3,247
Selling, general and administrative expenses	3,730	3,622	11,530	11,243
	19,383	18,413	59,110	56,173
Income from Operations	1,629	969	3,770	2,742

OTHER INCOME (EXPENSE):
Interest expense	(210)	(208)	(622)	(602)
Interest and other income	15	26	55	55
	(195)	(182)	(567)	(547)

Income before Provision for Income Taxes	1,434	787	3,203	2,195

Provision for Income Taxes	(315)	(293)	(752)	(609)

Net income before income attributable to noncontrolling interests	1,119	494	2,451	1,586

Less: Net income attributable to noncontrolling interests	$(459)	$(258)	$(695)	$(505)

Net income attributable to stockholders	$660	$236	$1,756	$1,081

See accompanying notes to unaudited condensed consolidated financial statements. 2

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Continued)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net Income Per Common Share:
Basic and Diluted	$0.35	$0.13	$0.94	$0.58

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,859,257	1,860,057	1,859,500	1,860,404

See accompanying notes to unaudited condensed consolidated financial statements. 3

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 29, 2013 (UNAUDITED) AND SEPTEMBER 29, 2012

(in thousands)

ASSETS

	June 29, 2013	September 29, 2012

CURRENT ASSETS:

Cash and cash equivalents	$6,685	$7,221
Due from franchisees	127	—
Other receivables	222	207
Inventories	2,925	2,516
Prepaid expenses	1,088	1,118
Deferred tax asset	392	371

Total Current Assets	11,439	11,433

Property and Equipment, Net	34,768	31,595

Investment in Limited Partnership	209	171

OTHER ASSETS:

Liquor licenses, net	470	470
Deferred tax asset	939	961
Leasehold purchases, net	1,077	1,177
Other	690	937

Total Other Assets	3,176	3,545

Total Assets	$49,592	$46,744

See accompanying notes to unaudited condensed consolidated financial statements. 4

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 29, 2013 (UNAUDITED) AND SEPTEMBER 29, 2012

(in thousands)

(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 29, 2013	September 29, 2012

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$5,722	$5,265
Income taxes payable	76	39
Due to franchisees	1,432	1,231
Current portion of long term debt	1,644	1,732
Deferred rent	16	16

Total Current Liabilities	8,890	8,283

Long Term Debt, Net of Current Maturities	12,408	11,686

Deferred Rent, Net of Current Portion	134	147

Commitments and Contingencies

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	19,887	18,130
Treasury stock, at cost, 2,338,195 shares at June 29, 2013 and 2,337,395 shares at September 29, 2012	(6,067)	(6,061)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	20,480	18,729
Noncontrolling interest	7,680	7,899
Total equity	28,160	26,628

Total liabilities and equity	$49,592	$46,744

See accompanying notes to unaudited condensed consolidated financial statements. 5

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JUNE 29, 2013 AND JUNE 30, 2012

(in thousands)

	June 29, 2013	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,451	$1,586
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,846	1,778
Amortization of leasehold purchases	100	117
Loss on abandonment of property and equipment	49	15
Deferred income tax	1	62
Deferred rent	(12)	(13)
Income from unconsolidated limited partnership	(50)	(36)
Changes in operating assets and liabilities: (increase) decrease in
Due from franchisees	(127)	(47)
Other receivables	(15)	144
Prepaid income taxes	—	110
Inventories	(409)	(397)
Prepaid expenses	522	234
Other assets	(26)	157
Increase (decrease) in:
Accounts payable and accrued expenses	458	545
Income taxes payable	37	—
Due to franchisees	201	332
Net cash and cash equivalents provided by operating activities:	5,026	4,587

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(2,754)	(1,371)
Deposit on property and equipment	(96)	(78)
Proceeds from the sale of fixed assets	48	43
Distributions from unconsolidated limited partnerships	12	10
Purchase of leasehold interest	—	(95)
Net cash and cash equivalents used in investing activities:	(2,790)	(1,491)

See accompanying notes to unaudited condensed consolidated financial statements. 6

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JUNE 29, 2013 AND JUNE 30, 2012

(in thousands)

(Continued)

	June 29, 2013	June 30, 2012

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(4,852)	(1,293)
Proceeds from debt	3,000	—
Purchase of treasury stock	(6)	(6)
Distributions to limited partnership minority partners	(909)	(974)
Contributions from limited partnership minority partners	—	1,895
Purchase of non-controlling interest	(5)	—
Net cash and cash equivalents used in financing activities:	(2,772)	(378)

Net Increase (Decrease) in Cash and Cash Equivalents	(536)	2,718

Beginning of Period	7,221	4,264

End of Period	$6,685	$6,982

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$622	$602
Income taxes	$714	$437

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$282	$421
Purchase deposits transferred to property and equipment	$292	$30
Purchase of property in exchange for debt	$1,950	$6,100
Purchase of vehicle in exchange for debt	$43	—

See accompanying notes to unaudited condensed consolidated financial statements. 7

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2013

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the periods ended June 29, 2013 and June 30, 2012 are unaudited. Financial information as of September 29, 2012 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 29, 2012. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 2 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potentially dilutive common stock equivalents. As of June 29, 2013 and June 30, 2012, no stock options were outstanding.

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

Index

Issued

There were no recently issued accounting pronouncements during the third quarter of our fiscal year 2013 that we believe will have a material impact on our consolidated financial statements.

(4) INVESTMENT IN REAL PROPERTY FINANCED BY DEBT:

N. Miami, Florida

During the first quarter of our fiscal year 2013, we closed on the purchase of two parcels of real property (the “Two Mortgaged Parcels”), one of which (the “Near Parcel”) is contiguous to the real property we own where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates and the other of which is contiguous to the Near Parcel (the “Other Parcel”). We previously leased the Near Parcel for non-exclusive parking. Each of the Two Mortgaged Parcels contains a building of approximately 2,600 square feet, but we intend to demolish the building on the Near Parcel to provide for a larger parking lot to be used by our customers. We intend to offer the building on the Other Parcel for lease. We paid $2,900,000 for the Two Mortgaged Parcels, $1,950,000 of which was financed by the seller pursuant to a purchase money mortgage (the “$1.95M Mortgage Loan”). Our repayment obligations under the $1.95M Mortgage Loan are secured by a first mortgage on the Two Mortgaged Parcels. The $1.95M Mortgage Loan bears interest at the rate of 7.5% annually and is amortized over twenty (20) years, with our monthly payment of principal and interest totaling $15,700. The entire principal balance, in the approximate amount of $1,331,000 and all accrued but unpaid interest under the $1.95M Mortgage Loan is due on December 31, 2022.

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

Line of Credit

During the second quarter of our fiscal year 2013, we obtained a $500,000 line of credit from a non affiliated third party lender, (the “Line of Credit”). The Line of Credit earned interest at the floating rate of prime plus 1.5%. The entire principal balance and all accrued but unpaid interest under the Line of Credit was due April 30, 2013. We granted the lender a security interest in substantially all of our assets as collateral to secure our repayment obligations under the Line of Credit. No amounts were drawn on the line of credit by us, so there were no amounts outstanding under the Line of Credit when it terminated during the third quarter of our fiscal year 2013.

Index

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

(7) STOCK OPTION PLANS:

We have one stock option plan under which qualified stock options may be granted to our officers and other employees. Under this plan, the exercise price for the qualified stock options must be no less than 100% of the fair market value of the Company’s Common Stock on the date the options are granted. In general, options granted under our stock option plan expire after a five (5) year period and generally vest no later than one (1) year from the date of grant. As of June 29, 2013, no options to acquire shares were outstanding. Under this plan, options to acquire an aggregate of 45,000 shares are available for grant.

No stock options were granted during the thirty nine weeks ended June 29, 2013, nor were stock options granted during the thirty nine weeks ended June 30, 2012.

No stock options were exercised during the thirty nine weeks ended June 29, 2013, nor were stock options exercised during the thirty nine weeks ended June 30, 2012.

There was no stock option activity during the thirty nine weeks ended June 29, 2013, nor was there stock option activity during the thirty nine weeks ended June 30, 2012.

(8) ACQUISITIONS:

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, during the thirteen weeks ended June 29, 2013, we did not purchase any shares of our common stock. During the thirty nine weeks ended June 29, 2013, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $6,200. During the thirteen weeks ended June 30, 2012, we did not purchase any shares of our common stock. During the thirty nine weeks ended June 30, 2012, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $6,200.

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

Index

During the 3rd quarter of our fiscal year 2011, suit was filed against us alleging that we charge employees for required uniforms in violation of the Florida Minimum Wage Act. The Plaintiff is attempting to certify the suit as a class action and we are both defending vigorously against the class certification as well as the allegations contained in the lawsuit. This lawsuit is uninsured and an adverse decision could have a material effect on us.

(10) SUBSEQUENT EVENTS:

Subsequent events have been evaluated through the date these condensed consolidated financial statements were issued. No events required disclosure.

(11) BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks and thirty nine weeks ended June 29, 2013 and June 30, 2012, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material. For the thirteen and thirty nine weeks ended June 29, 2013, we generated revenue of $144,000 and $445,000 from our leasing to unaffiliated third parties of retail space.

	Thirteen Weeks Ending June 29, 2013	Thirteen Weeks Ending June 30, 2012
Operating Revenues:
Restaurants	$17,367	$15,871
Package stores	3,066	3,050
Other revenues	579	461
Total operating revenues	$21,012	$19,382

Operating Income Reconciled to Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$1,846	$1,319
Package stores	233	213
	2,079	1,532
Corporate expenses, net of other revenues	(450)	(563)
Operating income	1,629	969
Other income (expense)	(195)	(182)
Operating Income Reconciled to Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests	$1,434	$787

Depreciation and Amortization:
Restaurants	$448	$463
Package stores	96	54
	544	517
Corporate	109	109
Total Depreciation and Amortization	$653	$626

Capital Expenditures:
Restaurants	$245	$389
Package stores	22	31
	267	420
Corporate	104	9
Total Capital Expenditures	$371	$429

Index
	Thirty Nine Weeks Ending June 29, 2013	Thirty Nine Weeks Ending June 30, 2012
Operating Revenues:
Restaurants	$50,887	$47,184
Package stores	10,332	10,407
Other revenues	1,661	1,324
Total operating revenues	$62,880	$58,915

Operating Income Reconciled to Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$4,680	$4,013
Package stores	832	705
	5,512	4,718
Corporate expenses, net of other revenues	(1,742)	(1,976)
Operating income	3,770	2,742
Other income (expense)	(567)	(547)
Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests	$3,203	$2,195

Depreciation and Amortization:
Restaurants	$1,317	$1,421
Package stores	289	170
	1,606	1,591
Corporate	340	304
Total Depreciation and Amortization	$1,946	$1,895

Capital Expenditures:
Restaurants	$2,186	$2,226
Package stores	67	80
	2,253	2,306
Corporate	2,786	5,197
Total Capital Expenditures	$5,039	$7,503

Index

	June 29,	September 29,
	2013	2012
Identifiable Assets:
Restaurants	$27,082	$22,133
Package store	5,315	4,952
	32,397	27,085
Corporate	17,195	19,659
Consolidated Totals	$49,592	$46,744

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

At June 29, 2013, we (i) operated 25 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants, (one restaurant of which we operate), and three combination restaurants/package stores. The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of June 29, 2013 and as compared to June 30, 2012 and September 29, 2012. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

Types of Units	June 29, 2013	September 29, 2012	June 30, 2012
Company Owned:
Combination package and restaurant	4	4	4
Restaurant only	5	5	5
Package store only	5	5	5

Company Operated Restaurants Only:
Limited Partnerships	9	8	8	(1)
Franchise	1	1	1
Unrelated Third Party	1	1	1

Company Owned Club:	1	1	1

Total Company Owned/Operated Units	26	25	25
Franchised Units	5	5	5	(2)

Index

Notes:

(1) Includes a limited partnership owned restaurant located in Miami, Florida which opened for business on December 27, 2012 (the “New Restaurant”).

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned and managed by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of available cash to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of June 29, 2013, limited partnerships owning three (3) restaurants, (Surfside, Florida, Kendall, Florida and West Miami, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to its receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

Index

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	June 29, 2013		June 30, 2012
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$13,526	66.20	$12,443	65.76
Restaurant bar sales	3,841	18.80	3,428	18.12
Package store sales	3,066	15.00	3,050	16.12

Total Sales	$20,433	100.00	$18,921	100.00

Franchise related revenues	341		245
Rental income	144		140
Owner’s fee	38		38
Other operating income	56		38

Total Revenue	$21,012		$19,382

	----------------------Thirty-Nine Weeks Ended-----------------------
	June 29, 2013		June 30, 2012
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$39,562	64.49	$37,141	64.37
Restaurant bar sales	11,325	17.44	10,043	16.53
Package store sales	10,332	18.07	10,407	19.10

Total Sales	$61,219	100.00	$57,591	100.00

Franchise related revenues	951		756
Rental income	445		333
Owner’s fee	113		120
Other operating income	152		115

Total Revenue	$62,880		$58,915

Comparison of Thirteen Weeks Ended June 29, 2013 and June 30, 2012.

Revenues. Total revenue for the thirteen weeks ended June 29, 2013 increased $1,630,000 or 8.41% to $21,012,000 from $19,382,000 for the thirteen weeks ended June 30, 2012. This increase resulted from sales at our new limited partnership-owned restaurant location in Miami, Florida ($839,000), which opened for business on December 27, 2012 (the “New Restaurant”) and increased menu prices. Without giving effect to the revenue generated at the New Restaurant, total revenue for the thirteen weeks ended June 29, 2013 would have increased $791,000 or 4.08% to $20,173,000 from $19,382,000 for the thirteen weeks ended June 30, 2012.

Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants (food sales) totaled $13,526,000 for the thirteen weeks ended June 29, 2013 as compared to $12,443,000 for the thirteen weeks ended June 30, 2012. The increase in restaurant food sales resulted primarily from sales at the New Restaurant ($589,000 of food sales during the thirteen weeks ended June 29, 2013) and to menu price increases. Without giving effect to the revenue generated at the New Restaurant, food sales for the thirteen weeks ended June 29, 2013 would have increased $494,000 or 3.97% to $12,937,000 from $12,443,000 for the thirteen weeks ended June 30, 2012. Comparable weekly food sales (for restaurants open for all of the third quarter of our fiscal years 2013 and 2012, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $995,000 and $957,000 for the thirteen weeks ended June 29, 2013 and June 30, 2012, respectively, an increase of 3.98%. Comparable weekly food sales for Company owned restaurants was $468,000 and $439,000 for the third quarter of our fiscal year 2013 and the third quarter of our fiscal year 2012, respectively, an increase of 6.61%. Comparable weekly food sales for affiliated limited partnership owned restaurants was $527,000 and $518,000 for the third quarter of our fiscal year 2013 and the third quarter of our fiscal year 2012, respectively, an increase of 1.74%. We anticipate that restaurant food sales will continue to increase throughout the balance of our fiscal year 2013 due to, primarily, the operation of the New Restaurant.

Index

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $3,841,000 for the thirteen weeks ended June 29, 2013 as compared to $3,428,000 for the thirteen weeks ended June 30, 2012 primarily due to an increase in prices and to a lesser extent, sales at the New Restaurant ($250,000 of revenue from New Restaurant bar sales during the thirteen weeks ended June 29, 2013). Comparable weekly bar sales (for restaurants open for all of the third quarter of our fiscal years 2013 and 2012, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $276,000 for the thirteen weeks ended June 29, 2013 and $264,000 for the thirteen weeks ended June 30, 2012, an increase of 4.55%. Comparable weekly bar sales for Company owned restaurants was $121,000 and $114,000 for the third quarter of our fiscal year 2013 and the third quarter of our fiscal year 2012, respectively, an increase of 6.14%. Comparable weekly bar sales for affiliated limited partnership owned restaurants was $155,000 and $150,000 for the third quarter of our fiscal year 2013 and the third quarter of our fiscal year 2012, respectively, an increase of 3.33%. We anticipate that restaurant bar sales will continue to increase throughout the balance of our fiscal year 2013 due to, primarily the operation of the New Restaurant.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores (package store sales) totaled $3,066,000 for the thirteen weeks ended June 29, 2013 as compared to $3,050,000 for the thirteen weeks ended June 30, 2012, an increase of $16,000. The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the third quarter of our fiscal years 2013 and 2012), was $236,000 for the thirteen weeks ended June 29, 2013 as compared to $235,000 for the thirteen weeks ended June 30, 2012, an increase of 0.43%. We expect package liquor store sales to remain stable throughout the balance of our fiscal year 2013.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended June 29, 2013 increased $970,000 or 5.27% to $19,383,000 from $18,413,000 for the thirteen weeks ended June 30, 2012. The increase was primarily due to the costs related to the New Restaurant and to an expected general increase in food costs, offset by a decrease in the cost of ribs and actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2013 for the same reasons. Operating costs and expenses decreased as a percentage of total sales to approximately 92.25% in the third quarter of our fiscal year 2013 from 95.00% in the third quarter of our fiscal year 2012.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food sales and bar sales for the thirteen weeks ended June 29, 2013 increased to $11,403,000 from $10,093,000 for the thirteen weeks ended June 30, 2012. Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of restaurant food sales and bar sales), was 65.66% for the thirteen weeks ended June 29, 2013 and 63.59% for the thirteen weeks ended June 30, 2012. The increase in our gross profit margin, (+2.07%), was primarily due to increases in our menu pricing during the end of the third quarter of our fiscal year 2012 that were in effect the entire third quarter of our fiscal year 2013 and a decrease in our cost of ribs and poultry, which was only partially offset by higher food costs. We anticipate that our gross profit for restaurant food and bar sales will remain stable during the balance of our fiscal year 2013 for the same reasons.

Index

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended June 29, 2013 decreased to $959,000 from $980,000 for the thirteen weeks ended June 30, 2012. Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), for package store sales was 31.28% for the thirteen weeks ended June 29, 2013 and 32.13% for the thirteen weeks ended June 30, 2012. We anticipate that the gross profit margin for package store sales will be stable throughout the balance of our fiscal year 2013.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended June 29, 2013 increased $649,000 or 11.14% to $6,477,000 from $5,828,000 for the thirteen weeks ended June 30, 2012 due primarily to payroll and related costs associated with the New Restaurant ($286,000). We anticipate that our payroll and related costs will increase throughout the balance of our fiscal year 2013 due primarily to payroll and related costs associated with the New Restaurant. Payroll and related costs as a percentage of total sales was 30.83% in the third quarter of our fiscal year 2013 and 30.07% of total sales in the third quarter of our fiscal year 2012.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended June 29, 2013 decreased $10,000 or 0.90% to $1,105,000 from $1,115,000 for the thirteen weeks ended June 30, 2012. Our occupancy costs decreased primarily due to the elimination of rent (as a result of our acquiring the parcels) for the two parcels of real property contiguous to the real property we own where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates and which we leased for non-exclusive parking offset by contractually obligated escalating rents at various locations. We anticipate that our occupancy costs will remain stable throughout the balance of our fiscal year 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended June 29, 2013 increased $108,000 or 2.98% to $3,730,000 from $3,622,000 for the thirteen weeks ended June 30, 2012. Selling, general and administrative expenses decreased as a percentage of total sales in the third quarter of our fiscal year 2013 to approximately 17.75% as compared to 18.69% in the third quarter of our fiscal year 2012. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2013 due primarily to the New Restaurant, as well as increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense for the thirteen weeks ended June 29, 2013 increased $27,000 or 4.31% to $653,000 from $626,000 from the thirteen weeks ended June 30, 2012. As a percentage of total revenue, depreciation and amortization expense was 3.11% of revenue in the thirteen weeks ended June 29, 2013 and 3.23% of revenue in the thirteen weeks ended June 30, 2012.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended June 29, 2013 increased $2,000 to $210,000 from $208,000 for the thirteen weeks ended June 30, 2012.

Index

Net Income. Net income for the thirteen weeks ended June 29, 2013 increased $424,000 or 179.66% to $660,000 from $236,000 for the thirteen weeks ended June 30, 2012. As a percentage of sales, net income for the third quarter of our fiscal year 2013 is 3.14%, as compared to 1.22% in the third quarter of our fiscal year 2012.

Comparison of Thirty-Nine Weeks Ended June 29, 2013 and June 30, 2012.

Revenues. Total revenue for the thirty nine weeks ended June 29, 2013 increased $3,965,000 or 6.73% to $62,880,000 from $58,915,000 for the thirty nine weeks ended June 30, 2012. This increase resulted from sales at the New Restaurant ($1,799,000) and increased menu prices. Without giving effect to the revenue generated at the New Restaurant, total revenue for the thirty nine weeks ended June 29, 2013 would have increased $2,166,000 or 3.68% to $61,081,000 from $58,915,000 for the thirty nine weeks ended June 30, 2012.

Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants (food sales) totaled $39,562,000 for the thirty nine weeks ended June 29, 2013 as compared to $37,141,000 for the thirty nine weeks ended June 30, 2012. Comparable weekly food sales (for restaurants open for all of the thirty nine weeks of our fiscal years 2013 and 2012, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $982,000 and $952,000 for the thirty nine weeks ended June 29, 2013 and June 30, 2012, respectively, an increase of 3.15%. Comparable weekly food sales for Company owned restaurants was $463,000 and $442,000 for the thirty nine weeks ended June 29, 2013 and June 30, 2012, respectively, an increase of 4.75%. Comparable weekly food sales for affiliated limited partnership owned restaurants was $519,000 and $510,000 for the thirty nine weeks ended June 29, 2013 and June 30, 2012, respectively, an increase of 1.77%. We anticipate that restaurant food sales will continue to increase throughout the balance of our fiscal year 2013 due to, primarily, the operation of the New Restaurant.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $11,325,000 for the thirty nine weeks ended June 29, 2013 as compared to $10,043,000 for the thirty nine weeks ended June 30, 2012. Comparable weekly bar sales (for restaurants open for all of the thirty nine weeks of our fiscal years 2013 and 2012, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $276,000 for the thirty nine weeks ended June 29, 2013 and $257,000 for the thirty nine weeks ended June 30, 2012, an increase of 7.39%. Comparable weekly bar sales for Company owned restaurants was $123,000 and $114,000 for the thirty nine weeks ended June 29, 2013 and June 30, 2012, respectively, an increase of 7.89%. Comparable weekly bar sales for affiliated limited partnership owned restaurants was $153,000 and $143,000 for the thirty nine weeks ended June 29, 2013 and June 30, 2012, respectively, an increase of 6.99%. We anticipate that restaurant bar sales will continue to increase throughout the balance of our fiscal year 2013 due to, primarily, the operation of the New Restaurant.

Package Store Sales. Revenue generated from sales of liquor and related items at package stores (package store sales) totaled $10,332,000 for the thirty nine weeks ended June 29, 2013 as compared to $10,407,000 for the thirty nine weeks ended June 30, 2012, a decrease of $75,000. The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the thirty nine weeks of our fiscal years 2013 and 2012) was $265,000 and $267,000 for the thirty nine weeks ended June 29, 2013 and June 30, 2012, respectively, a decrease of 0.75%. Package liquor store sales are expected to remain stable throughout the balance of our fiscal year 2013.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirty nine weeks ended June 29, 2013 increased $2,937,000 or 5.23% to $59,110,000 from $56,173,000 for the thirty nine weeks ended June 30, 2012. The increase was primarily due to the costs related to the New Restaurant and to an expected general increase in food costs, offset by a decrease in the cost of ribs and actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2013 for the same reasons. Operating costs and expenses decreased as a percentage of total sales to approximately 94.0% for the thirty nine weeks ended June 29, 2013 from 95.35% for the thirty nine weeks ended June 30, 2012.

Index

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for the thirty nine weeks ended June 29, 2013 increased to $33,036,000 from $30,457,000 for the thirty nine weeks ended June 30, 2012. Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of food sales and bar sales), was 64.92% for the thirty nine weeks ended June 29, 2013 and 64.55% for the thirty nine weeks ended June 30, 2012. We anticipate that our gross profit for restaurant food and bar sales will decrease during the balance of our fiscal year 2013 due to higher food costs, offset by a decrease in our cost of ribs during calendar year 2013.

Package Store Sales. Gross profit for package store sales for the thirty nine weeks ended June 29, 2013 decreased to $3,092,000 from $3,152,000 for the thirty nine weeks ended June 30, 2012. Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), was 29.93% for the thirty nine weeks ended June 29, 2013 compared to 30.29% for the thirty nine weeks ended June 30, 2012. We anticipate that the gross profit margin for package store sales will remain stable throughout the balance of our fiscal year 2013.

Payroll and Related Costs. Payroll and related costs for the thirty nine weeks ended June 29, 2013 increased $1,507,000 or 8.51% to $19,208,000 from $17,701,000 for the thirty nine weeks ended June 30, 2012 due primarily to payroll and related costs associated with the New Restaurant. Payroll and related costs as a percentage of total sales was 30.55% for the thirty nine weeks ended June 29, 2013 and 30.04% of total sales for the thirty nine weeks ended June 30, 2012.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirty nine weeks ended June 29, 2013 increased $34,000 or 1.04% to $3,281,000 from $3,247,000 for the thirty nine weeks ended June 30, 2012. Our occupancy costs increased primarily due to contractually obligated escalating rents at various locations, offset in part by the termination of rent (as a result of our acquiring the parcels) for the two parcels of real property contiguous to the real property we own where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates and which we leased for non-exclusive parking. We anticipate that our occupancy costs will remain stable throughout the balance of our fiscal year 2013 for the same reasons.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirty nine weeks ended June 29, 2013 increased $287,000 or 2.55% to $11,530,000 from $11,243,000 for the thirty nine weeks ended June 30, 2012. Selling, general and administrative expenses decreased as a percentage of total sales for the thirty nine weeks ended June 29, 2013 to 18.34% as compared to 19.08% for the thirty nine weeks ended June 30, 2012. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2013 due primarily to the New Restaurant, as well as increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense for the thirty nine weeks ended June 29, 2013 and June 30, 2012 was $1,946,000 and $1,895,000 respectively. As a percentage of revenue, depreciation and amortization expense was 3.09% of revenue in the thirty nine weeks ended June 29, 2013 and 3.22% of revenue in the thirty nine weeks ended June 30, 2012.

Index

Interest Expense, Net. Interest expense, net, for the thirty nine weeks ended June 29, 2013 increased $20,000 to $622,000 from $602,000 for the thirty nine weeks ended June 30, 2012. Interest expense increased moderately ($20,000) during the thirty nine weeks ended June 29, 2013 primarily due (i) to the lower monthly installments of interest as a result of the re-financing of the mortgage loan ($1,405,000) and the term loan ($1,595,000) used to re-finance the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates and (ii) the repayment of our term loan from July, 2010, offset by the interest paid on the $1.95 million purchase money mortgage used to purchase the two parcels of real property, one of which is contiguous to the real property we own where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates.

Net Income. Net income for the thirty nine weeks ended June 29, 2013 increased $675,000 or 62.44% to $1,756,000 from $1,081,000 for the thirty nine weeks ended June 30, 2012. As a percentage of sales, net income for the thirty nine weeks ended June 29, 2013 is 2.79%, as compared to 1.83% for the thirty nine weeks ended June 30, 2012.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During the third quarter of our fiscal year 2013, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

During the thirty nine weeks ended June 29, 2013 and June 30, 2012, respectively, we recognized pre-opening rent expense in the approximate amount of $32,000 and $22,000, respectively for the New Restaurant. We recognize rent expense on a straight line basis over the term of the lease.

During the thirty nine weeks ended June 29, 2013 and June 30, 2012, respectively, the New Restaurant operated at a net loss of $239,000 and $68,000, respectively, primarily due to pre-opening costs, thus contributing to a reduction in the operating income for those periods.

We believe that our current cash on hand, together with our expected cash generated from operations will be sufficient to fund our operations and capital expenditures for at least the next twelve months.

Trends

During the next twelve months, we expect that our restaurant food and bar sales will increase, but gross profit for restaurant food and bar sales will decrease due to higher food costs, offset by a decrease in our cost of ribs during calendar year 2013. We anticipate that our package liquor store sales and gross profit margin for package liquor store sales will remain stable. We expect higher food costs and higher overall expenses to adversely affect our net income. We also plan to continue our increased advertising to attract and retain our customers against increased competition. With our recent menu price increases, we plan to limit further menu price increases as long as possible, but continue to face increased competition and expect higher food costs and higher overall expenses, which will adversely affect our net income. We may be required to raise menu prices wherever competitively possible.

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

Liquidity and Capital Resources

We fund our operations through cash from operations. As of June 29, 2013, we had cash of approximately $6,685,000, a decrease of $536,000 from our cash balance of $7,221,000 as of September 29, 2012. The decrease in cash as of June 29, 2013 was primarily due to the payment for renovations at the New Restaurant. We believe that our current cash on hand and the expected cash from operations will be sufficient to fund our operations and capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the thirty-nine weeks ended June 29, 2013 and June 30, 2012.

	---------Thirty-Nine Weeks Ended--------
	June 29, 2013	June 30, 2012
	(in Thousands)

Net cash provided by operating activities	$5,026	$4,587
Net cash used in investing activities	(2,790)	(1,491)
Net cash used in financing activities	(2,772)	(378)

Net Increase (Decrease) in Cash and Cash Equivalents	(536)	2,718

Cash and Cash Equivalents, Beginning	7,221	4,264

Cash and Cash Equivalents, Ending	$6,685	$6,982

We did not declare or pay a cash dividend on our capital stock in the thirty nine weeks of our fiscal years 2013 or 2012. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. We acquired property and equipment of $5,039,000, (including $1,993,000 of which was financed and $292,000 of deposits recorded in other assets as of September 29, 2012), during the thirty nine weeks ended June 29, 2013, which amount included $1,301,000 for renovations to the New Restaurant and $127,000 for renovations to one (1) existing Company owned restaurant and two (2) limited partnership owned restaurants. During the thirty nine weeks ended June 30, 2012, we acquired property and equipment of $7,501,000, (including $6,100,000 of which was financed and $30,000 of deposits recorded in other assets as of October 1, 2011), during the thirty nine weeks ended June 30, 2012, and including $316,000 for renovations to one (1) existing Company owned restaurant and one (1) limited partnership owned restaurant.

Index

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2013 to be approximately $850,000, of which $127,000 has been spent through June 29, 2013.

Long Term Debt

As of June 29, 2013, we had long term debt of $14,052,000, as compared to $13,985,000 as of June 30, 2012, and $13,418,000 as of September 29, 2012.

As of June 29, 2013, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $282,000.

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended June 29, 2013, June 30, 2012 and our fiscal year ended September 29, 2012.

Item	June 29, 2013	June 30, 2012	September 29, 2012
	(in thousands)

Current Assets	$11,439	$11,317	$11,433
Current Liabilities	8,890	8,098	8,283
Working Capital	$2,549	$3,219	$3,150

Our working capital as of June 29, 2013 decreased by 20.81% from our working capital as of our fiscal quarter ended June 30, 2012 and decreased by 19.08% from the working capital for the fiscal year ending September 29, 2012. During the first quarter of our fiscal year 2013, we acquired the two parcels of real property, one of which is contiguous to the real property we own where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates and the other of which is contiguous thereto for a purchase price of $2,900,000, $1,950,000 of which was financed by the seller pursuant to the $1.95M Mortgage Loan and $950,000 of which was expended by us as the cash required to close. The decrease in our working capital was also caused by our paying for renovations at the New Restaurant.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of June 29, 2013 we held no equity securities.

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

At June 29, 2013, we had five variable rate debt instruments outstanding that are impacted by changes in interest rates. In July, 2010, we converted the amount outstanding on our line of credit ($1,586,000) to a term loan (the “Term Loan”) and we also re-financed the mortgage loan encumbering our corporate offices (the “Refinanced Mortgage Loan”). In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”), and received a $1,600,000 term loan (the “$1.6M Term Loan”) the proceeds of which were ultimately used to purchase the shopping center, while permitting us to retain our working capital and cash reserves. In January, 2013, we re-financed the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”) and borrowed $1,595,000 from a non affiliated third party lender, (the “$1.595M Term Loan”), and used all of the net proceeds of this loan to re-finance the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates.

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following five (5) interest rate swap agreements, having pre-paid one existing variable rate debt instrument that was impacted by changes in interest rates during the second quarter of our fiscal year 2013:

(i) One (1) interest rate swap agreement entered into July, 2010 relates to the Refinanced Mortgage Loan (the “Mortgage Loan Swap”). The Mortgage Loan Swap requires us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount. Under this method of accounting, at June 29, 2013, we determined that based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender, the fair value of the Mortgage Loan Swap was not material;

(ii) The second interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at June 29, 2013, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

Index

(iii) The third interest rate swap agreement entered into in November, 2011 relates to the $1.6M Term Loan (the “$1.6M Term Loan Swap”). The $1.6M Term Loan Swap requires us to pay interest for a four (4) year period at a fixed rate of 3.43% on an initial amortizing notional principal amount of $1,600,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at June 29, 2013, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

(iv)      The fourth interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at June 29, 2013, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(v)       The fifth interest rate swap agreement entered into in January, 2013 relates to the $1.595M Term Loan (the “$1.595M Term Loan Swap”). The $1.595M Term Loan Swap requires us to pay interest for a forty two (42) month period at a fixed rate of 4.00% on an initial amortizing notional principal amount of $1,595,000, while receiving interest for the same period at LIBOR – 1 Month, plus 3.25%, on the same amortizing notional principal amount. We determined that at June 29, 2013, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

At June 29, 2013, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

Management’s Assessment on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's internal control over financial reporting.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 29, 2013, our internal control over financial reporting was effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirteen weeks ended June 29, 2013 and June 30, 2012, we did not purchase any shares of our common stock. As of June 29, 2013, we still have authority to purchase 66,214 shares of our common stock under the discretionary plan approved by the Board of Directors on May 17, 2007.

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

FLANIGAN'S ENTERPRISES, INC.

Date: August 13, 2013	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

