Form 10-K
period 2013-09-28
FLANIGANS ENTERPRISES INC
filed 2013-12-27
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 1-6836

FLANIGAN'S ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Florida	59-0877638
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5059 N.E. 18th Avenue, Fort Lauderdale, Florida	33334
(Address of principal executive offices)	Zip Code

(954) 377-1961

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.10 Par Value	NYSE MKT
Title of each class	Name of each exchange on which registered

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

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $6,183,000 as of March 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock as reported on the NYSE MKT of $7.70.

There were 1,858,647 shares of the Registrant's Common Stock, $0.10 par value, outstanding as of December 27, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission by January 28, 2014.

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

General

At September 28, 2013, we (i) operated 25 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurants/package liquor stores. The table below provides information concerning the type (i.e. restaurant, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of September 28, 2013 and as compared to September 29, 2012. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

	FISCAL	FISCAL
	YEAR	YEAR	NOTE
	2013	2012	NUMBER
TYPES OF UNITS

Company Owned:
Combination package liquor
store and restaurant	4	4
Restaurant only	5	5
Package liquor store only	5	5

Company Managed
Restaurants Only:
Limited partnerships	9	8	(1)
Franchise	1	1
Unrelated Third Party	1	1

Company Owned Club:	1	1

TOTAL - Company
Owned/Operated Units:	26	25

FRANCHISED - units	5	5	(2)(3)

Notes:

(1) Includes a limited partnership owned restaurant located in Miami, Florida which opened for business on December 27, 2012 (the “New Restaurant”).

(2) We operate a restaurant for one (1) franchisee. This unit is included in the table both as a franchised restaurant, as well as a restaurant operated by us.

(3) During the fourth quarter of our fiscal year ended September 29, 2012, with our consent, a franchised package store ceased operations in order to accommodate expanded restaurant operations at the location.

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

During our fiscal year 1987, we began renovating our lounges to provide full restaurant food service, and subsequently renovated and added food service to most of our lounges. Food sales currently represent approximately 78.0% and bar sales approximately 22.0% of our total restaurant sales.

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

Generally, a franchise agreement with our franchisees for the operation of a restaurant runs for the balance of the term of the franchisee’s lease for the business premises, extended by the franchisee’s continued occupancy of the business premises thereafter, whether by lease or ownership. In exchange for our providing management and related services to the franchisee and our granting the right to the franchisee to use our service mark, “Flanigan’s Seafood Bar and Grill”, our franchisees pay us weekly in arrears, (i) a royalty equal to approximately 3% of gross sales; plus (ii) an amount for advertising equal to between 1-1/2% to 3% of gross sales from the restaurants depending upon our actual advertising costs.

For accounting purposes, we do not consolidate the revenue and expenses of our franchisees’ operations with our revenue and expenses. Franchise royalties we receive are “earned” when sales are made by franchisees.

Restaurants Owned by Affiliated Limited Partnerships

We have invested with others, (some of whom are or are affiliated with our officers and directors), in nine limited partnerships which currently own and operate nine South Florida based restaurants under our service mark “Flanigan’s Seafood Bar and Grill”. In addition to being a limited partner in these limited partnerships, we are the sole general partner of all of these limited partnerships and manage and control the operations of the restaurants, except for the restaurant located in Fort Lauderdale, Florida where we only hold a limited partnership interest.

Generally, the terms of the limited partnership agreements provide that until the investors’ cash investment in a limited partnership (including any cash invested by us) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant, as a return of capital, up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee and one-half (1/2) to the investors, (including us), pro-rata based on the investors’ investment, as a return of capital. Once all of the investors, (including us), have received, in full, amounts equal to their cash invested, an annual management fee becomes payable to us equal to one-half (½) of cash available to be distributed, with the other one half (½) of available cash distributed to the investors (including us), as a profit distribution, pro-rata based on the investors’ investment. As of September 28, 2013, limited partnerships owning three (3) restaurants, (Surfside, Florida, Kendall, Florida and West Miami, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our “Flanigan’s Seafood Bar and Grill” service mark, which use is authorized while we act as general partner only. This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears. Whether we will have any additional restaurants under development in the future will be dependent, among other things, on market conditions and our ability to raise capital. We anticipate that we will continue to form limited partnerships to raise funds to own and operate restaurants under our service mark “Flanigan’s Seafood Bar and Grill” using the same or substantially similar financial arrangements.

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

Weston, Florida

We are the sole general partner and a 30% limited partner in this limited partnership which has owned and operated a restaurant in Weston, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since January 20, 2003. 35.1% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2013, this limited partnership has returned to its investors approximately 81.25% of their initial cash invested. During our fiscal years 2013 and 2012, no distributions were made to limited partners as this limited partnership had limited positive cash flow generated by this restaurant. The limited cash flow was primarily attributable to increased competition, which we expect to continue into our fiscal year 2014.

Wellington, Florida

We are the sole general partner and a 28% limited partner in this limited partnership which has owned and operated a restaurant in Wellington, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since May 27, 2005. 25.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2013, this limited partnership has returned to its investors approximately 65% of their initial cash invested, increased from approximately 56% as of the end of our fiscal year 2012.

Pinecrest, Florida

We are the sole general partner and 40% limited partner in this limited partnership which has owned and operated a restaurant in Pinecrest, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since August 14, 2006. 15.0% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2013, this limited partnership has returned to its investors approximately 92% of their initial cash invested, increased from approximately 80% as of our fiscal year ended 2012.

Pembroke Pines, Florida

We are the sole general partner and an 18% limited partner in this limited partnership which has owned and operated a restaurant in Pembroke Pines, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 29, 2007. 17.9% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2013, this limited partnership has returned to its investors approximately 45.0% of their initial cash invested, increased from approximately 41.0% as of the end of our fiscal year 2012.

Davie, Florida

We are the sole general partner and a 48% limited partner in this limited partnership which has owned and operated a restaurant in Davie, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since July 28, 2008. 9.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2013, this limited partnership has returned to its investors approximately 35.5% of their initial cash invested, increased from approximately 27.5% as of the end of our fiscal year 2012.

Miami, Florida

We are the sole general partner and a 5% limited partner in this limited partnership which has owned and operated a restaurant in Miami, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since December 27, 2012. 24.3% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2013, this limited partnership has returned to its investors approximately 6.0% of their initial cash invested.

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

Management Agreement for “The Whale’s Rib” Restaurant

Since January, 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant. For our fiscal years ended September 28, 2013 and September 29, 2012, we generated $385,000 and $320,000 of revenue, respectively, from providing these management services. As of September 28, 2013, we have generated revenue in excess of the purchase price of the management agreement.

Adult Entertainment Club

We own, but do not operate, an adult entertainment nightclub located in Atlanta, Georgia which operates under the name “Mardi Gras”. We have a management agreement with an unaffiliated third party to manage the club. Under our management agreement, the unaffiliated third party management firm is obligated to pay us an annual amount, paid monthly, equal to the greater of $150,000 or ten (10%) percent of gross sales from the club, offset by one-half (1/2) of any rental increases, provided our fees will never be less than $150,000 per year. For our fiscal years ended September 28, 2013 and September 29, 2012, we generated $150,000 and $157,000 of revenue, respectively, from the operation of the club.

Operations and Management

We emphasize systematic operations and control of all package liquor stores and restaurants regardless of whether we own, franchise or manage the unit. Each unit has its own manager who is responsible for monitoring inventory levels, supervising sales personnel, food preparation and service in restaurants and generally assuring that the unit is managed in accordance with our guidelines and procedures. We have in effect an incentive cash bonus program for our managers and salespersons based upon various performance criteria. Our operations are supervised by supervisors, who visit units to provide on-site management and support. There are two supervisors responsible for package liquor store operations and five supervisors responsible for restaurant operations.

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

During our fiscal years 2013 and 2012, no significant pending matters have been initiated concerning any of our licenses which might be expected to result in a revocation of a liquor license or other significant actions against us.

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

General Liability Insurance

We have general liability insurance which incorporates a semi-self-insured plan under which we assume the full risk of the first $50,000 of exposure per occurrence, while the limited partnerships assume the full risk of the first $10,000 of exposure per occurrence. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During our fiscal year 2013 and again in fiscal year 2014 we were able to purchase excess liability insurance at a reasonable premium, whereby our excess insurance carrier is responsible for $6,000,000 coverage above our primary general liability insurance coverage. With the exception of one (1) limited partnership which has higher general liability insurance coverage to comply with the terms of its lease for the business premises, we are un-insured against liability claims in excess of $7,000,000 per occurrence and in the aggregate.

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

Property Insurance; Windstorm Insurance; Deductibles

For the policy year commencing December 30, 2013, our property insurance will be three (3) year property insurance policy with our insurance carrier, including coverage for properties leased by us and our consolidated limited partnerships, and will provide for full insurance coverage for property losses, including those caused by windstorm, such as a hurricane. For property losses caused by windstorm, the property insurance will have fixed deductibles per location, per occurrence. For all other property losses, the property insurance will have deductibles of $10,000 per location, per occurrence. Our insurance expense for the policy year commencing December 30, 2013, including insurance coverage for our consolidated limited partnerships, will be approximately $346,000 as compared to our insurance expense for the policy year which commenced December 30, 2012, ($294,000), and was the third year of our three (3) year property insurance policy with our insurance carrier.

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

Our restaurants compete directly or indirectly with many well-established competitors, both nationally and locally owned. Due to the competitive nature of the hospitality industry, we have limited our menu price increases. During our fiscal year 2013 we did not raise our menu prices, but during the fourth quarter of our fiscal year 2011 and the third quarter of our fiscal year 2012, higher food costs and higher overall expenses left us with no alternative but to raise our menu prices. During the second quarter of our fiscal year 2012, we also raised our restaurant bar prices. We continue to offer our customers our customary quality and quantity of beverage and food served, all at a reasonable price. We believe that we have a competitive position in our market because of widespread consumer recognition of the "Flanigan’s Seafood Bar and Grill" name.

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

Employees

As of our fiscal year end 2013, we employed 1,208 persons, of which 756 were full-time and 452 were part-time. Of these, 38 were employed at our corporate offices in administrative capacities and 8 were employed in maintenance. Of the remaining employees, 35 were employed in package liquor stores and 1,127 in restaurants.

None of our employees are represented by collective bargaining organizations. We consider our labor relations to be favorable.

EXECUTIVE OFFICERS

	Positions and Offices		Office or Position
Name	Currently Held	Age	Held Since

James G. Flanigan	Chairman of the Board	49	(1)
	of Directors, Chief
	Executive Officer and
	President

August Bucci	Chief Operating Officer	69	2002
	and Executive Vice
	President

Jeffrey D. Kastner	Chief Financial Officer,	60	(2)
	General Counsel and
	Secretary

(1)	Chairman of the Board of Directors, Chief Executive Officer since 2005; President since 2002.

(2)	Chief Financial Officer since 2004; Secretary since 1995; and General Counsel since 1982.

Flanigan’s 401(k) Plan

Effective July 1, 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and/or matching contributions. During our fiscal years ended September 28, 2013 and September 29, 2012, the Board of Directors approved discretionary matching contributions totaling $24,000 and $23,000, respectively.

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

Certain statements in this report contain forward-looking information. In general, forward-looking statements include estimates of future revenues, cash flow, capital expenditures, or other financial items and assumptions underlying any of the foregoing. Forward-looking statements reflect management’s current expectations regarding future events and use words such as “anticipate”, “believe”, “expect”, “may”, “will” and other similar terminology. These statements speak only as of the date they were made and involve a number of risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Several factors, many beyond our control, could cause actual results to differ materially from management’s expectations. New risks and uncertainties arise from time to time, and we cannot predict when they may arise or how they may affect us. We assume no obligation to update any forward-looking statements after the date of this report as a result of new information, future events or other developments, except as required by applicable laws and regulations.

Our Sales and Profit Growth Could be Adversely Affected If Comparable Restaurant Sales Increases Are Less Than We Expect, and We May Not Successfully Increase Comparable Restaurant Sales or They May Decrease.

While future sales growth will depend substantially on our opening new restaurants, changes in comparable restaurant sales (which represent the change in period-over-period sales for restaurants) will also affect our sales growth and will continue to be a critical factor affecting profit growth. This is because the profit margin on comparable restaurant sales is generally higher, as comparable restaurant sales increases enable fixed costs to be spread over a higher sales base. Conversely, declines in comparable restaurant sales can have a significant adverse effect on profitability due to the loss of the positive impact on profit margins associated with comparable restaurant sales increases. There is no assurance that comparable restaurant sales will increase in fiscal year 2014 due to, among other things, ongoing consumer and economic uncertainty.

As a result it is possible that we will not achieve our targeted comparable restaurant sales or that the change in comparable restaurant sales could be negative. A number of these factors are beyond our control and therefore we cannot assure that we will be able to sustain comparable restaurant sales increases.

Continued High Unemployment, Instability in the Housing Market, High Energy and Food Costs and General Economic Uncertainty Could Result in a Decline in Consumer Discretionary Spending That Would Materially Affect our Financial Performance.

Dining out is a discretionary expense. Factors that affect consumer behavior and spending for restaurant dining, such as changes in general economic conditions (including national, regional and local economic conditions), discretionary spending patterns, employment levels, instability in the housing market, and high energy and food costs may have a material adverse effect on us. Leading economic indicators, such as unemployment and consumer confidence, remain volatile and may not show meaningful improvement in our fiscal year 2014. If economic conditions worsen, our financial performance could be adversely affected.

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

Our Business Could Be Materially Adversely Affected If We Are Unable To Expand In A Timely And Profitable Manner

To grow successfully, we must open new restaurants on a timely and profitable basis. We have experienced delays in restaurant openings from time to time and may experience delays in the future. During our fiscal years 2013 and 2012 we had one new restaurant under development which opened for business on December 27, 2012. We currently do not have any new restaurants under development.

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

Item 2. Properties

Our operations are conducted primarily on leased property with the exception of (i) a 10,000 square foot stand-alone building located in Fort Lauderdale, Florida that we purchased in December, 1999, which since April, 2001 has housed our corporate headquarters; (ii) a 4,600 square foot stand-alone building located in Hallandale, Florida that we purchased in July, 2006 and which since September, 1968 has housed our Hallandale, Florida Company-owned combination restaurant and package liquor store (Store #31); (iii) a 4,120 square foot stand-alone building in Hollywood, Florida we constructed in November, 2003, upon real property we acquired in September, 2001 pursuant to a 25 year ground lease interest, (a portion of this building is leased to an unaffiliated third party), and which since November, 2003 has housed our Hollywood, Florida Company-owned package liquor store (Store #4); (iv) a 4,500 square foot stand-alone building located in Hollywood, Florida that we purchased in October, 2009 and which since March, 1972 has housed our Hollywood, Florida Company-owned combination restaurant and package liquor store (Store #19); (v) a 4,600 square foot stand-alone building located in Fort Lauderdale, Florida that we purchased in August, 2010 and which since December, 1968 has housed our Fort Lauderdale, Florida Company-owned restaurant (Store #22); (vi) a 5,100 square foot stand-alone building in North Miami, Florida that we purchased in November, 2010 and which since July, 1968 has housed our North Miami, Florida Company-owned combination restaurant and package store (Store #20) and the two parcels of real property adjacent thereto which we purchased in December, 2012, one of which is contiguous to the real property and which we previously leased for non-exclusive parking; and (vii) a 23,678 square foot two building shopping center in Miami, Florida that we purchased in November, 2011; one building, approximately 18,828 square feet, is leased to twelve unaffiliated third parties and the second stand-alone building, approximately 4,850 square feet, has housed our Kendall, Florida based restaurant, which is owned by our affiliated limited partnership (Store #70).

All of our units require periodic refurbishing in order to remain competitive. We have budgeted $875,000 for our refurbishing program for fiscal year 2014. See Item 7, "Liquidity and Capital Resources" for discussion of the amounts spent in fiscal year 2013.

The following table summarizes information related to the properties upon which our operations are conducted:

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Big Daddy's Liquors #4	1,978	N/A	Company	3/1/02 to 2/28/27
Flanigan's Enterprises				and Options to
Inc. (6)				2/28/47
7003 Taft Street
Hollywood, FL

Big Daddy's Liquors #7	1,450	N/A	Company	11/1/00 to 10/31/14
Flanigan's Enterprises,				and Annual Option
Inc.				to 10/31/15
1550 W. 84th Street
Hialeah, FL

Big Daddy's Liquors #8	1,942	N/A	Company	5/1/99 to 4/30/14
Flanigan's Enterprises, Inc
959 State Road 84
Fort Lauderdale, FL

Flanigan’s Seafood	4,300	130	Company	1/1/10 to 12/31/14
Bar and Grill #9				Options to 12/31/24
Flanigan’s Enterprises,
Inc.

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

1550 W. 84th Street
Hialeah, FL

Flanigan's Legends	5,000	150	Franchise	1/4/00 to 1/3/20
Seafood Bar and Grill #11				Option to 1/3/25
11 Corporation (1)
330 Southern Blvd.
W. Palm Beach, FL

Flanigan's Seafood	5,000	180	Company	11/15/92 to
Bar and Grill #12				11/15/18
Flanigan’s Enterprises, Inc.
2405 Tenth Ave. North
Lake Worth, FL

Flanigan's Seafood	3,320	90	Franchise	6/1/79 to 6/1/14
Bar and Grill #14				Options to 6/1/24
Big Daddy's #14, Inc. (1)(2)(5)
2041 NE Second St.
Deerfield Beach, FL

Flanigan’s Seafood	4,000	90	Franchise/	1/1/09 to 8/31/16
Bar and Grill #15			Limited	Options to 12/31/24
CIC Investors #15 Ltd.(1)			Partnership
1479 E. Commercial Blvd.
Ft. Lauderdale, FL

Flanigan's Seafood	4,300	100	Franchise	2/15/72 to 12/31/15
Bar and Grill #18				Option to 12/31/20
Twenty Seven Birds Corp. (1)(2)
2721 Bird Avenue
Miami, FL

Flanigan’s Seafood	4,500	160	Company	Company-Owned
Bar and Grill #19
Flanigan’s Enterprises, Inc.
2505 N. University Dr.
Hollywood, FL

Flanigan's Seafood	5,100	140	Company	Company-Owned
Bar and Grill #20
Flanigan's Enterprises, Inc.
13205 Biscayne Blvd.
North Miami, FL

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
and Grill #33
Flanigan’s Enterprises, Inc.
45 S. Federal Highway
Boca Raton, FL

Big Daddy's Liquors #34	3,000	N/A	Company	5/29/97 to 5/28/17
Flanigan's Enterprises, Inc.				Options to 5/28/27
9494 Harding Ave.
Surfside, FL

Flanigan's Seafood	4,600	140	Company	4/1/71 to 12/31/15
Bar and Grill #40,				Option to 12/31/20
Flanigan's Enterprises, Inc.
5450 N. State Road 7
N. Lauderdale, FL

Piranha Pat's #43	4,500	90	Franchise	12/1/72 to 11/30/17
BD 43 Corporation (1)(2)				Option to 11/30/22
2500 E. Atlantic Blvd.
Pompano Beach, FL

Big Daddy's Liquors #47	6,000	N/A	Company	12/21/68 to 1/1/20
Flanigan's Enterprises,				Options to 1/1/50
Inc. (3)
8600 Biscayne Blvd.
Miami, FL

Flanigan’s Seafood	8,000	200	Limited	06/01/91 to 5/31/16
Bar and Grill #13,			Partnership	Option to 5/31/21
CIC Investors #13, Ltd.
11415 S. Dixie Highway
Pinecrest, FL

Flanigan’s Seafood	4,000	200	Limited	10/24/06 to 10/23/16
Bar and Grill #50,			Partnership	Options to 10/23/26
CIC Investors #50, Ltd.
17185 Pines Boulevard
Pembroke Pines, FL

Flanigan’s Seafood	5,900	200	Limited	1/5/07 to 12/31/21
Bar and Grill #55			Partnership	Options to 12/31/31
CIC Investors #55, Ltd.
2190 S. University Drive

		Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Davie, Florida

Flanigan's Seafood	6,800	200	Limited	8/1/97 to 12/31/21
Bar and Grill #60			Partnership
CIC Investors #60 Ltd.
9516 Harding Avenue
Surfside, FL

Flanigan’s Seafood	6,128	200	Limited	5/01/05 to 6/30/15
Bar and Grill #65			Partnership	Options to 3/31/25
CIC Investors #65, Ltd.
2335 State Road 7, Suite 100
Wellington, FL

Flanigan's Seafood	4,850	161	Limited	4/1/00 to 3/31/15
Bar and Grill #70			Partnership	Options to 3/31/30
CIC Investors #70 Ltd.
12790 SW 88 St
Miami, FL

Flanigan’s Seafood	7,000	200	Company	5/1/10 to 4/30/16
Bar and Grill #75
Flanigan’s Enterprises, Inc.
950 S. Federal Highway
Stuart, FL

Flanigan's Seafood	5,000	165	Limited	6/15/01 to 12/14/19
Bar and Grill #80			Partnership	Options to 12/14/39
CIC Investors #80 Ltd.
8695 N.W. 12th St
Miami, FL

Flanigan's Seafood	4,300	200	Limited	4/1/11 to 3/31/26
Bar and Grill #90 (9)			Partnership	Option to 3/31/31
CIC Investors #90 Ltd.
9857 S.W. 40th Street
Miami, FL

Flanigan's Seafood	5,700	235	Limited	7/29/01 to 7/28/17
Bar and Grill #95			Partnership	Options to 7/28/32
CIC Investors #95 Ltd.
2460 Weston Road
Weston, FL

Mardi Gras	10,000	400	Company	4/30/06 to 4/30/16
Flanigan’s Enterprises,				Option to 4/30/26
Inc., #600 (4)(7)
Powers Ferry Landing
Atlanta, GA

		Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Flanigan’s Calusa	28,000 sq. ft.		shopping center	Company owned
Center, LLC (8)
12750 – 12790 S.W. 88th Street
Miami, Florida

(1)	Franchised by Company.

(2)	Lease assigned to franchisee.

(3)	In 1974, we sold and assigned the underlying ground lease to unaffiliated third parties and simultaneously subleased it back. As of September 28, 2013, we have purchased from the unaffiliated third parties and own 52% of the underlying ground lease and our sublease agreement. As a result, we pay all rent due under the ground lease, but only 48% of the rent due under the sublease agreement.

(4)	Location managed by an unaffiliated third party.

(5)	Effective December 1, 1998, we purchased the Management Agreement to operate the franchised restaurant for the franchisee.

(6)	Ground lease executed by us on September 25, 2001. We constructed a 4,120 square foot building, of which 1,978 square feet is used by us for the operation of a package liquor store and the other 2,142 square feet is subleased to an unaffiliated third party as retail space. The package liquor store opened for business on November 17, 2003.

(7)	During the third quarter of our fiscal year 2006, our lease for this location expired. The unaffiliated third party entered into a new lease for the business premises effective May 1, 2006 and as of that date, we no longer have responsibility to pay any amounts under the lease.

(8)	During the first quarter of our fiscal year 2012, our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, closed on the purchase of the two building shopping center in Miami, Florida, which consists of one building which is leased to twelve unaffiliated third parties and a second stand-alone building where our limited partnership owned restaurant located at 12790 SW 88th Street, Miami, Florida, (Store #70), operates.

(9)	Restaurant opened for business on December 27, 2012.

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

Recent Extension of Existing Lease for Existing Location

Lake Worth, Florida

During the fourth quarter of our fiscal year 2013, we extended our lease for the restaurant we own located at 2405 Tenth Avenue North, Lake Worth, Florida, (Store #12) for a period of five (5) years through November 15, 2018. The terms under the extended term are the same as the existing lease, including that the annual rent will be subject to a 2% fixed increase each year.

Subsequent Events

Subsequent events have been evaluated through the date these consolidated financial statements were issued. No events required disclosure.

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

During the 3rd quarter of our fiscal year 2011, suit was filed against us alleging that we charge employees for required uniforms in violation of the Florida Minimum Wage Act of the Florida Constitution. Subsequent to the end of our fiscal year 2013, the Plaintiff’s motion to certify the suit as a class action was denied by the Court and we settled the lawsuit. This lawsuit was uninsured and the settlement did not have a material effect on us.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NYSE MKT under the symbol “BDL”. The following table sets forth the high and low sales prices of a share of our common stock for the periods specified as reported by the NYSE MKT:

Fiscal Year 2012	High	Low
First Quarter (October 2, 2011 - December 31, 2011)	$8.25	$6.74
Second Quarter (January 1, 2012 – March 31, 2012)	$8.91	$6.42
Third Quarter (April 1, 2012 – June 30, 2012)	$8.25	$7.15
Fourth Quarter (July 1, 2012 – September 29, 2012)	$8.25	$7.25

Fiscal Year 2013
First Quarter (September 30, 2012 - December 29, 2012)	$7.76	$7.13
Second Quarter (December 30, 2012 – March 30, 2013)	$7.88	$7.53
Third Quarter (March 31, 2013 – June 29, 2013)	$13.00	$7.65
Fourth Quarter (June 30, 2013 – September 28, 2013)	$10.52	$9.13

Holders

As of the close of business on December 27, 2013, there were approximately 301 holders of record of our common stock.

Dividend Policy

We did not declare or pay any cash dividends on our capital stock in our fiscal years 2013 and 2012. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Equity Compensation Plan Information

The following table sets forth information at September 28, 2013 regarding compensation plans under which our equity securities are authorized for issuance:

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

Issuer Repurchases of Equity Securities

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, the Board of Directors authorized management to purchase up to 100,000 shares of our common stock. Since the Board’s 2007 authorization, we have purchased an aggregate of 33,786 shares, of which 800 shares were purchased by us in fiscal year 2013. As of September 28, 2013, we still have authority to purchase 66,214 shares of our common stock under the discretionary plan approved by the Board of Directors.

Item 6. Selected Financial Data

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the captions “Risk Factors”. In addition, the following discussion and analysis should be read in conjunction with the 2013 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere in this report.

Overview

Financial Information Concerning Industry Segments

Our business is conducted principally in two segments: the restaurant segment and the package liquor store segment. Financial information broken into these two principal industry segments for the two fiscal years ended September 28, 2013 and September 29, 2012 is set forth in the consolidated financial statements which are attached hereto.

General

At September 28, 2013, we (i) operated 25 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants, (one of which we operate), and three combination restaurants/package liquor stores.

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

Results of Operations

REVENUES (in thousands):

	Fifty Two		Fifty Two
	Weeks Ended		Weeks Ended
	Sept. 28, 2013		Sept. 29, 2012
Sales

Restaurant, food	$52,467	65.1%	$48,943	64.9%

Restaurant, bar	14,974	18.5%	13,255	17.6%

Package goods	13,192	16.4%	13,214	17.5%

Total	80,633	100.0%	75,412	100.0%

Franchise related revenues	1,237		1,133

Owner’s fee	150		157

Other operating income	198		158

Rental income	580		475

Total Revenues	$82,798		$77,335

Comparison of Fiscal Years Ended September 28, 2013 and September 29, 2012

Revenues. Total revenue for our fiscal year 2013 increased $5,463,000 or 7.06% to $82,798,000 from $77,335,000 for our fiscal year 2012. This increase resulted from sales at our new limited partnership-owned restaurant location in Miami, Florida ($2,625,000), which opened for business on December 27, 2012 (the “New Restaurant”) and increased menu prices. Without giving effect to the revenue generated at the New Restaurant, total revenue for our fiscal year 2013 would have increased $2,838,000 or 3.67% to $80,173,000 from $77,335,000 for our fiscal year 2012.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $52,467,000 for our fiscal year 2013 as compared to $48,943,000 for our fiscal year 2012. The increase in restaurant food sales resulted primarily from sales at the New Restaurant ($1,865,000 of food sales during our fiscal year 2013) and to menu price increases during the fourth quarter of our fiscal year 2011 and the third quarter of our fiscal year 2012. Without giving effect to the revenue generated at the New Restaurant, food sales for our fiscal year 2013 would have increased $1,659,000 or 3.39% to $50,602,000 from $48,943,000 for our fiscal year 2012. Comparable weekly restaurant food sales (for restaurants open for all of our fiscal years 2013 and 2012, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $977,000 and $941,000 for our fiscal years 2013 and 2012, respectively, an increase of 3.83%. Comparable weekly restaurant food sales for Company owned restaurants only was $457,000 and $435,000 for our fiscal years 2013 and 2012, respectively, an increase of 5.06%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $520,000 and $506,000 for our fiscal years 2013 and 2012, respectively, an increase of 2.77%.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $14,974,000 for our fiscal year 2013 as compared to $13,255,000 for our fiscal year 2012 primarily due to an increase in prices during the third quarter of our fiscal year 2012 and to a lesser extent, sales at the New Restaurant ($760,000 of revenue from New Restaurant bar sales during our fiscal year 2013). Without giving effect to the revenue generated at the New Restaurant, bar sales for our fiscal year 2013 would have increased $959,000 or 7.24% to $14,214,000 from $13,255,000 for our fiscal year 2012. Comparable weekly restaurant bar sales (for restaurants open for all of our fiscal years 2013 and 2012, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $274,000 and $255,000 for our fiscal years 2013 and 2012, respectively, an increase of 7.45%. Comparable weekly restaurant bar sales for Company owned restaurants only was $122,000 and $113,000 for our fiscal years 2013 and 2012, respectively, an increase of 7.96%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $152,000 and $142,000 for our fiscal years 2013 and 2012, respectively, an increase of 7.04%.

Package Liquor Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $13,192,000 for our fiscal year 2013 as compared to $13,214,000 for our fiscal year 2012, a decrease of $22,000 or 0.17%. The weekly average of same store package liquor store sales, which includes all nine (9) Company owned package liquor stores, was $254,000 for each of our fiscal years 2013 and 2012.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for our fiscal year 2013 increased $4,397,000 or 5.96% to $78,161,000 from $73,764,000 for our fiscal year 2012. The increase was primarily due to the costs related to the New Restaurant and to an expected general increase in food costs, offset by a decrease in the cost of ribs and actions taken by management to reduce and/or control costs and expenses. Operating costs and expenses decreased as a percentage of total sales to approximately 94.40% in our fiscal year 2013 from 95.38% in our fiscal year 2012.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for our fiscal year 2013 increased to $43,652,000 from $40,059,000 for our fiscal year 2012. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 64.73% for our fiscal year 2013 and 64.41% for our fiscal year 2012. We anticipate that our gross profit for restaurant food and bar sales will decrease during our fiscal year 2014 due to higher food costs, offset by a decrease in our cost of ribs during calendar year 2014.

Package Liquor Store Sales. Gross profit for package liquor store sales for our fiscal year 2013 decreased to $3,971,000 from $4,102,000 for our fiscal year 2012. Our gross profit margin (calculated as gross profit reflected as a percentage of package liquor store sales) for package liquor store sales was 30.10% for our fiscal year 2013 and 31.04% for our fiscal year 2012. We anticipate that our gross profit margin for package liquor store sales will stabilize during our fiscal year 2014.

Payroll and Related Costs. Payroll and related costs for our fiscal year 2013 increased $2,067,000 or 8.85% to $25,421,000 from $23,354,000 for our fiscal year 2012 due primarily to payroll and related costs associated with the New Restaurant. Payroll and related costs as a percentage of total sales was 30.70% in our fiscal year 2013 and 30.20% of total sales in our fiscal year 2012.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold interests) for our fiscal year 2013 increased $103,000 or 2.38% to $4,431,000 from $4,328,000 for our fiscal year 2012. Our occupancy costs increased primarily due to contractually obligated escalating rents at various locations, offset in part by the termination of rent (as a result of our acquiring the parcels) for the two parcels of real property contiguous to the real property we own where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates and which we leased for non-exclusive parking. We anticipate that our occupancy costs will remain stable throughout our fiscal year 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for our fiscal year 2013 increased $468,000 or 3.16% to $15,299,000 from $14,831,000 for our fiscal year 2012. Selling, general and administrative expenses decreased as a percentage of total sales in our fiscal year 2013 to 18.48% as compared to 19.18% in our fiscal year 2012. We anticipate that our selling, general and administrative expenses will increase throughout our fiscal year 2014 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization for our fiscal year 2013 increased $59,000 or 2.33% to $2,587,000 from $2,528,000 for our fiscal year 2012. As a percentage of revenue, depreciation and amortization expense was 3.12% of revenue for our fiscal year 2013 and 3.27% of revenue for our fiscal year 2012.

Interest Expense, Net. Interest expense for our fiscal year 2013 increased $12,000 to $818,000 from $806,000 for our fiscal year 2012. Interest expense increased moderately ($12,000) during our fiscal year 2013 primarily due (i) to the lower monthly installments of interest as a result of the mortgage loan ($1,405,000) and the term loan ($1,595,000) used to re-finance the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates and (ii) the repayment of our term loan from July, 2010, offset by the interest paid on the $1.95 million purchase money mortgage used to purchase the two parcels of real property, one of which is contiguous to the real property we own where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates.

Net Income Attributable to Stockholders. Net income attributable to stockholders for our fiscal year 2013 increased $564,000 or 39.92% to $1,977,000 from $1,413,000 for our fiscal year 2012. As a percentage of sales, net income for our fiscal year 2013 is 2.39%, as compared to 1.83% in our fiscal year 2012.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During our fiscal years 2013 and 2012, we recognized pre-opening rent expense in the approximate amount of $32,000 and $83,000, respectively, for the New Restaurant. We recognize rent expense on a straight line basis over the term of the lease.

During our fiscal years 2013 and 2012, the New Restaurant reported losses of $208,000 and $107,000, respectively, primarily due to pre-opening costs, thus contributing to a reduction in the operating income for our fiscal years 2013 and 2012.

We believe that our current cash on hand, together with our expected cash generated from operations will be sufficient to fund our operations and capital expenditures for at least the next twelve months.

Trends

During the next twelve months, we expect that our restaurant food and bar sales will increase, but gross profit for restaurant food and bar sales will decrease due to higher food costs, offset by a decrease in our cost of ribs during calendar year 2014. We anticipate that our package liquor store sales and gross profit margin for package liquor store sales will remain stable. We expect higher food costs and higher overall expenses, including but not limited to higher property and general liability insurance premiums and health insurance premiums to adversely affect our net income. We also plan to continue our increased advertising to attract and retain our customers against increased competition. With our recent menu price increases, we plan to limit further menu price increases as long as possible, but continue to face increased competition and expect higher food costs and higher overall expenses, which will adversely affect our net income. We may be required to raise menu prices wherever competitively possible.

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

Liquidity and Capital Resources

We fund our operations through our cash on hand and positive cash flow from operations. As of September 28, 2013, we had cash of approximately $7,058,000, a decrease of $163,000 from our cash balance of $7,221,000 as of September 29, 2012. We believe that our current cash on hand and the expected cash from operations will be sufficient to fund our operations and capital expenditures for at least the next twelve months.

Cash Flows

	Fiscal Years
	2013	2012
	(in thousands)
Net cash and cash equivalents
provided by operating activities	$6,744	$6,212
Net cash and cash equivalents
used in investing activities	(3,275,000)	(2,027)
Net cash and cash equivalents
used in financing activities	(3,632,000)	(1,228)
Net increase (decrease)
in cash and equivalents	(163)	2,957
Cash and equivalents,
beginning of year	7,221	4,264
Cash and equivalents,
end of year	$7,058	$7,221

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. We acquired property and equipment of $5,702,000, (including $1,950,000 of which was financed, $43,000 of which was from the non-cash purchase of a vehicle and $292,000 of deposits recorded in other assets as of September 29, 2012), during our fiscal year 2013, including $536,000 for renovations to four (4) existing Company owned restaurant and two (2) existing limited partnership owned restaurants. During our fiscal year 2012, we acquired property and equipment of $7,800,000, (including $6,100,000 of which was financed and $30,000 of deposits recorded in other assets as of October 1, 2011), during our fiscal year 2012. The cost of this refurbishment in our fiscal year 2012 was $507,000 for renovations to one (1) existing Company owned restaurant and for renovations to three (3) limited partnership owned restaurants. We anticipate the cost of this refurbishment in our fiscal year 2014 will be approximately $875,000, which funds will be provided from operations.

Debt

As of September 28, 2013, the end of our fiscal year 2013, we had debt of $13,546,000, as compared to $13,418,000 as of the end of our fiscal year 2012. As of September 28, 2013, we are in compliance with the covenants of all loans with our lender.

Re-Financing of Existing Mortgage

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

We repaid long term debt, including auto loans, financed insurance premiums and mortgages in the amount of $5,358,000 and $1,859,000 in our fiscal years 2013 and 2012, respectively.

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

(ii) For the policy year beginning December 30, 2013, our property insurance is a three (3) year policy with our insurance carrier. The three (3) year property insurance premium is in the amount of $1,140,000, of which $912,000 is financed through the same unaffiliated third party lender. The finance agreement provides that we are obligated to repay the amounts financed, together with interest at the rate of 2.65% per annum, over 30 months, with monthly payments of principal and interest, each in the amount of approximately $32,000. The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(iii) For the policy year beginning December 30, 2012, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers, including automobile and excess liability coverage. The one (1) year general liability insurance premiums, including automobile and excess liability coverage, total, in the aggregate $309,000, of which $282,000 is financed through the same unaffiliated third party lender. The finance agreement obligates us to repay the amounts financed together with interest at the rate of 3.29% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of $29,000. The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(iv) For the policy year beginning December 30, 2012, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers, including excess liability coverage. The one (1) year general liability insurance premiums, including excess liability coverage, total, in the aggregate $390,000, of which $356,000 is financed through the same unaffiliated third party lender. The finance agreement obligates us to repay the amounts financed, together with interest at the rate of 3.29% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of $36,000. The finance agreement is secured by a security agreement in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(v) For the policy year beginning December 30, 2013, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers, including automobile and excess liability coverage. The one (1) year general liability insurance premiums, including automobile and excess liability coverage, total, in the aggregate $350,000, of which $318,000 is financed through the same unaffiliated third party lender. The finance agreement obligates us to repay the amounts financed together with interest at the rate of 3.26% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of $32,000. The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(vi) For the policy year beginning December 30, 2013, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers, including excess liability coverage. The one (1) year general liability insurance premiums, including excess liability coverage, total, in the aggregate $440,000, of which $399,000 is financed through the same unaffiliated third party lender. The finance agreement obligates us to repay the amounts financed, together with interest at the rate of 3.26% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of $41,000. The finance agreement is secured by a security agreement in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

As of September 28, 2013, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $117,000.

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants, on October 22, 2013, we entered into a purchase agreement with a new rib supplier, whereby we agreed to purchase approximately $4,260,000 of baby back ribs during calendar year 2014 from this vendor at a fixed cost. While we anticipate purchasing all of our rib supply from this vendor, we believe there are several other alternative vendors available, if needed.

Purchase of Limited Partnership Interests

During our fiscal year 2013, we purchased from one limited partner (who is not an officer director or family member of officers or director) a limited partnership interest of 0.36% in one (1) limited partnership which owns a restaurant and a limited partnership interest of 0.18% in another limited partnership which owns a restaurant for an aggregate purchase price of $5,000. During our fiscal year 2012, we purchased from one limited partner (who is not an officer, director or family member of officers or directors) a limited partnership interest of 0.18% in one (1) limited partnership which owns a restaurant for an aggregate purchase price of $3,000.

Working capital

The table below summarizes our current assets, current liabilities and working capital as of the end of our fiscal years 2013 and 2012:

	Sept. 28	Sept. 29
(in thousands)	2013	2012

Current assets	$11,522	$11,433

Current liabilities	9,139	8,283

Working capital	2,383	3,150

Our working capital decreased by 24.35% as of September 28, 2013 from our working capital as of September 29, 2012 primarily due to our using cash as part of the purchase price for our acquisition during the first quarter of our fiscal year 2013 of the two parcels of real property, one of which is contiguous to the real property we own where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates and the other of which is contiguous thereto for a purchase price of $2,900,000, $1,950,000 of which was financed by the seller pursuant to the $1.95M Mortgage Loan and $950,000 of which was expended by us as the cash required to close. The decrease in our working capital was also caused by our using cash to pay for renovations at the New Restaurant which opened in December, 2012.

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that our cash on hand and positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures throughout our fiscal year 2014.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of the end of our fiscal year 2013 or our fiscal year 2012.

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

Consolidation of Limited Partnerships

As of September 28, 2013, we operate nine (9) restaurants as general partner of the limited partnerships that own the operations of these restaurants. We expect that any expansion which takes place in opening new restaurants will also result in us operating the restaurants as general partner. In addition to the general partnership interest we also purchase limited partnership units ranging from 5% to 48% of the total units outstanding. As a result of these controlling interests, we consolidate the operations of these limited partnerships with ours despite the fact that we do not own in excess of 50% of the equity interests. All intercompany transactions are eliminated in consolidation. The non-controlling interests in the earnings of these limited partnerships are removed from net income and are not included in the calculation of earnings per share.

Income Taxes

FASB ASC Topic 740 – Income Taxes, requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss and tip credit carryforwards to the extent that realization of said benefits is more likely than not. For discussion regarding our carryforwards refer to Note 6 to the consolidated financial statements for our fiscal year 2013.

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

At September 28, 2013, we had five variable rate debt instruments outstanding that are impacted by changes in interest rates. In July, 2010, we converted the amount outstanding on our line of credit ($1,586,000) to a term loan (the “Term Loan”) and we also re-financed the mortgage loan encumbering our corporate offices (the “Refinanced Mortgage Loan”). In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”), and received a $1,600,000 term loan (the “$1.6M Term Loan”) the proceeds of which were ultimately used to purchase the shopping center, while permitting us to retain our working capital and cash reserves. In January, 2013, we re-financed the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”) and borrowed $1,595,000 from a non affiliated third party lender, (the “$1.595M Term Loan”), and used all of the net proceeds of this loan to re-finance the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates.

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following five (5) interest rate swap agreements, having pre-paid one existing variable rate debt instrument that was impacted by changes in interest rates during the second quarter of our fiscal year 2013:

(i) One (1) interest rate swap agreement entered into July, 2010 relates to the Refinanced Mortgage Loan (the “Mortgage Loan Swap”). The Mortgage Loan Swap requires us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount. Under this method of accounting, at September 28, 2013, we determined that based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender, the fair value of the Mortgage Loan Swap was not material; and

(ii) The second interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at September 28, 2013, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(iii) The third interest rate swap agreement entered into in November, 2011 relates to the $1.6M Term Loan (the “$1.6M Term Loan Swap”). The $1.6M Term Loan Swap requires us to pay interest for a four (4) year period at a fixed rate of 3.43% on an initial amortizing notional principal amount of $1,600,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at September 28, 2013, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(iv) The fourth interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at September 28, 2013, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(v) The fifth interest rate swap agreement entered into in January, 2013 relates to the $1.595M Term Loan (the “$1.595M Term Loan Swap”). The $1.595M Term Loan Swap requires us to pay interest for a forty two (42) month period at a fixed rate of 4.00% on an initial amortizing notional principal amount of $1,595,000, while receiving interest for the same period at LIBOR – 1 Month, plus 3.25%, on the same amortizing notional principal amount. We determined that at September 28, 2013, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

At September 28, 2013, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on evaluations as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Assessment on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's internal control over financial reporting.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 28, 2013, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 28, 2014. The information under the heading “Executive Officers” in Part I of this Form 10-K is also incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 28, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 28, 2014.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 28, 2014.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 28, 2014.

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
50

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

		10-K	9/29/2012	10(ff)

13	Registrant's Form 10-K constitutes the Annual Report to Shareholders for the fiscal year ended September 28, 2013.	X

21(a)	Company's subsidiaries are set forth in this Annual Report on Form 10-K.	X

31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	X

31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	X

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	X

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
Date: 12/27/2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

/s/ JAMES G. FLANIGAN II	Chairman of the Board,	Date: 12/27/2013
James G. Flanigan II	Chief Executive Officer,
and Director

/s/ JEFFREY D. KASTNER	Chief Financial Officer,	Date: 12/27/2013
Jeffrey D. Kastner	Secretary and Director

/s/ GERMAINE M. BELL	Director	Date: 12/27/2013
Germaine M. Bell

/s/ BARBARA J. KRONK	Director	Date: 12/27/2013
Barbara J. Kronk

/s/ AUGIE BUCCI	Chief Operating Officer	Date: 12/27/2013
Augie Bucci	and Director

/s/ MICHAEL B. FLANIGAN	Director	Date: 12/27/2013
Michael B. Flanigan

/s/ PATRICK J. FLANIGAN	Director	Date: 12/27/2013
Patrick J. Flanigan

/s/ CHRISTOPHER O’NEIL	Vice President and Director	Date: 12/27/2013
Christopher O’Neil

/s/ Mary Elizabeth Bennett	Director	Date: 12/27/2013
Mary Elizabeth Bennett

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders of

Flanigan’s Enterprises, Inc.

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Flanigan’s Enterprises, Inc. and Subsidiaries (the “Company”), as of September 28, 2013 and September 29, 2012 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flanigan’s Enterprises, Inc. and Subsidiaries as of September 28, 2013 and September 29, 2012, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

Fort Lauderdale, FL

December 27, 2013

F-1

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

(rounded to the nearest thousandth, except share amounts)

ASSETS	2013	2012
Current Assets:
Cash and cash equivalents	$7,058,000	$7,221,000
Prepaid income taxes	181,000	—
Due from franchisee	21,000	—
Other receivables	235,000	207,000
Inventories	2,701,000	2,516,000
Prepaid expenses	859,000	1,118,000
Deferred tax assets	467,000	371,000
Total current assets	11,522,000	11,433,000

Property and Equipment, Net	34,627,000	31,595,000

Investment in Limited Partnership	216,000	171,000

Other Assets:
Liquor licenses	630,000	470,000
Deferred tax assets	971,000	961,000
Leasehold interests, net	1,043,000	1,177,000
Other	615,000	937,000
Total other assets	3,259,000	3,545,000
Total assets	$49,624,000	$46,744,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,985,000	$5,265,000
Income taxes payable	—	39,000
Due to franchisees	1,661,000	1,231,000
Current portion of long-term debt	1,477,000	1,732,000
Deferred rent	16,000	16,000
Total current liabilities	9,139,000	8,283,000

Long-Term Debt, Net of Current Portion	12,069,000	11,686,000

Deferred Rent, Net of Current Portion	130,000	147,000

Commitments and Contingencies

Equity:
Flanigan's Enterprises, Inc. stockholders' equity
Common stock, $.10 par value; 5,000,000 shares authorized; 4,197,642 shares
issued; 1,859,447 and 1,860,247 outstanding for years ended 2013 and 2012	420,000	420,000
Capital in excess of par value	6,240,000	6,240,000
Retained earnings	20,107,000	18,130,000
Treasury stock, at cost, 2,338,195 and 2,337,395 shares for the years
ended 2013 and 2012, respectively	(6,067,000)	(6,061,000)
Total Flanigan's Enterprises, Inc. stockholders' equity	20,700,000	18,729,000
Noncontrolling interests	7,586,000	7,899,000
Total equity	28,286,000	26,628,000
Total liabilities and equity	$49,624,000	$46,744,000

See notes to consolidated financial statements. F-2

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Years Ended September 28, 2013 and September 29, 2012

(rounded to the nearest thousandth, except share and per share amounts)

	2013	2012
Revenues:
Restaurant food sales	$52,467,000	$48,943,000
Restaurant beverage sales	14,974,000	13,255,000
Package goods sales	13,192,000	13,214,000
Franchise-related revenues	1,237,000	1,133,000
Owner's fee	150,000	157,000
Other operating income	198,000	158,000
Rental income	580,000	475,000
	82,798,000	77,335,000
Costs and Expenses:
Cost of merchandise sold:
Restaurants and lounges	23,789,000	22,139,000
Package goods	9,221,000	9,112,000
Payroll and related costs	25,421,000	23,354,000
Occupancy costs	4,431,000	4,328,000
Selling, general and administrative expenses	15,299,000	14,831,000
	78,161,000	73,764,000

Income from Operations	4,637,000	3,571,000

Other Income (Expense):
Interest expense	(818,000)	(806,000)
Interest and other income	28,000	73,000
	(790,000)	(733,000)

Income Before Provision for Income Taxes	3,847,000	2,838,000

Provision for Income Taxes	(915,000)	(765,000)

Net Income	2,932,000	2,073,000

Less: Net Income Attributable to Noncontrolling Interests	(955,000)	(660,000)

Net Income Attributable to Stockholders	$1,977,000	$1,413,000

Net Income Per Common Share:
Basic and Diluted	$1.06	$0.76

Weighted Average Shares and Equivalent Shares Outstanding:
Basic and Diluted	1,859,629	1,860,231

See notes to consolidated financial statements. F-3

Flanigan’s Enterprises, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

(rounded to nearest thousandth, except  share amounts)

	Common Stock		Capital in		Treasury Stock
			Excess of	Retained			Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, October 1, 2011	4,197,642	$420,000	$6,240,000	$16,717,000	2,336,595	$(6,055,000)	$6,602,000	$23,924,000

Year Ended September 29, 2012:
Net income	—	—	—	1,413,000	—	—	660,000	2,073,000
Purchase of treasury stock	—	—	—	—	800	(6,000)		(6,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,255,000)	(1,255,000)
Contributions by noncontrolling interests							1,895,000	1,895,000
Purchase of noncontrolling interests	—	—	—	—	—	—	(3,000)	(3,000)
Balance, September 29, 2012	4,197,642	420,000	6,240,000	18,130,000	2,337,395	(6,061,000)	7,899,000	26,628,000

Year Ended September 28, 2013:
Net income	—	—	—	1,977,000	—	—	955,000	3,003,000
Purchase of treasury stock	—	—	—	—	800	(6,000)	—	(6,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,263,000)	(1,263,000)
Purchase of noncontrolling interests	—	—	—	—	—	—	(5,000)	(5,000)
Balance, September 28, 2013	4,197,642	$420,000	$6,240,000	$20,107,000	2,338,195	$(6,067,000)	$7,586,000	$28,357,000

See notes to consolidated financial statements. F-4

Flanigan’s Enterprises, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

(rounded to nearest thousandth)

	2013	2012
Cash Flows from Operating Activities:
Net income	$2,932,000	$2,073,000
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,453,000	2,377,000
Amortization of leasehold interests	134,000	151,000
Loss on abandonment of property and equipment	147,000	66,000
Deferred income taxes	(106,000)	(70,000)
Deferred rent	(16,000)	(17,000)
Income from unconsolidated limited partnership	(61,000)	(45,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Due from franchisees	(21,000)	—
Other receivables	(28,000)	(55,000)
Prepaid income taxes	(181,000)	219,000
Inventories	(185,000)	(331,000)
Prepaid expenses	751,000	422,000
Other assets	(26,000)	193,000
Increase (decrease) in:
Accounts payable and accrued expenses	720,000	591,000
Income taxes payable	(39,000)	39,000
Due to franchisees	270,000	599,000
Net cash and cash equivalents provided by operating activities	6,744,000	6,212,000

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,417,000)	(1,670,000)
Deposit on purchase of fixed assets	(41,000)	(315,000)
Proceeds from sale of fixed assets	167,000	39,000
Distributions from unconsolidated limited partnership	16,000	14,000
Purchase of leasehold interest	—	(95,000)
Net cash and cash equivalents used in investing activities	(3,275,000)	(2,027,000)

Cash Flows from Financing Activities:
Payments of long-term debt	(5,358,000)	(1,859,000)
Proceeds from long-term debt	3,000,000	—
Purchase of treasury stock	(6,000)	(6,000)
Distributions to noncontrolling interests	(1,263,000)	(1,255,000)
Contributions from noncontrolling interests	—	1,895,000
Purchase of noncontrolling interests	(5,000)	(3,000)
Net cash and cash equivalents used in financing activities	(3,632,000)	(1,228,000)

Net Increase (Decrease) in Cash and Cash Equivalents	(163,000)	2,957,000

Cash and Cash Equivalents, Beginning	7,221,000	4,264,000

Cash and Cash Equivalents, Ending	$7,058,000	$7,221,000

See notes to consolidated financial statements. F-5

Flanigan’s Enterprises, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

(rounded to nearest thousandth)

	2013	2012
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$818,000	$806,000
Income taxes	$845,000	$577,000

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$492,000	$421,000
Purchase deposits transferred to property and equipment	$292,000	$30,000
Purchase of vehicles in exchange for debt	$43,000	$—
Purchase of property in exchange for debt	$1,950,000	$6,100,000
Purchase of liquor license in exchange for debt	$160,000	—

See notes to consolidated financial statements. F-6

Flanigan’s Enterprises, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 29, 2013 AND SEPTEMBER 29, 2012

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Capitalization

The Company was incorporated in 1959 and operates in South Florida as a chain of full-service restaurants and package liquor stores. Restaurant food and beverage sales make up the majority of our total revenue. At September 28, 2013, we (i) operated 25 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants, (one of which we operate) and three combination restaurants/package liquor stores. With the exception of one restaurant we operate under the name “The Whale’s Rib”, and in which we do not have an ownership interest, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

The Company’s Articles of Incorporation, as amended, authorize us to issue and have outstanding at any one time 5,000,000 shares of common stock at a par value of $0.10 per share.

We operate under a 52-53 week year ending the Saturday closest to September 30. Our fiscal years 2013 and 2012 are each comprised of a 52-week period.

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

Table of Contents NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Table of Contents NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Cash and Cash Equivalents

We maintain deposit balances with financial institutions which balances may, from time to time, exceed the federally insured limits, which are $250,000 for interest bearing accounts.  In addition, from December 31, 2010 through December 31, 2012, our financial banking institutions participated in the Temporary Liquidity Guarantee Program, which program provided FDIC coverage on the full balance of non-interest bearing deposits, but since January 1, 2013, the balance of our non-interest bearing deposits no longer receive full FDIC insurance coverage.  Effective January 1, 2013, FDIC insurance coverage on non-interest bearing deposits is limited to the standard $250,000 maximum deposit insurance amount. At September 28, 2013, we have deposits of approximately $5,301,000 in excess of federally insured limits. We have not experienced any losses in such accounts.

Major Supplier

Throughout our fiscal years 2013 and 2012, we purchased substantially all of our food products from one major supplier pursuant to a master distribution agreement which entitled us to receive certain purchase discounts, rebates and advertising allowances. We believe that several other alternative vendors are available, if necessary.

Revenue Recognition

We record revenues from normal recurring sales upon the sale of food and beverages and the sale of package liquor products. We report our sales net of sales tax. Continuing royalties, which are a percentage of net sales of franchised stores, are accrued as income when earned.

Pre-opening Costs

Our pre-opening costs are those typically associated with the opening of a new restaurant and generally include payroll costs associated with the “new restaurant openers” (a team of select

Table of Contents NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pre-opening Costs (Continued)

employees who travel to new restaurants to ensure that our high standards for quality are met), rent and promotional costs. We expense pre-opening costs as incurred. During our fiscal years 2013 and 2012, we reported losses of $208,000 and $107,000 respectively, primarily due to pre-opening costs associated with the new limited partnership restaurant in Miami, Florida.

Advertising Costs

Our advertising costs are expensed as incurred. Advertising costs incurred during our fiscal years ended September 28, 2013 and September 29, 2012 were approximately $454,000 and $531,000 respectively.

General Liability Insurance

We have general liability insurance which incorporates a semi-self-insured plan under which we assume the full risk of the first $50,000 of exposure per occurrence, while the limited partnerships assume the full risk of the first $10,000 of exposure per occurrence. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During our fiscal years ended September 28, 2013 and September 29, 2012, we were able to purchase excess liability insurance, whereby our excess insurance carrier is responsible for $6,000,000 coverage above our primary general liability insurance coverage. With the exception of one (1) limited partnership which has higher general liability insurance coverage to comply with the terms of its lease for the business premises, we are un-insured against liability claims in excess of $7,000,000 per occurrence and in the aggregate.

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

Table of Contents NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (continued)

In accordance with FASB ASC Topic 820-10-50-1, we utilized a valuation model to determine the fair value of our swap agreements. As the valuation models for the swap agreements were based upon observable inputs, they are classified as Level 2 (see Note 11).

Derivative Instruments

We account for derivative instruments in accordance with FASB ASC Topic 815-10-05-4, “Accounting for Derivative Instruments and Hedging Activities” as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. In accordance with FASB ASC Topic 815-10-05-4, derivative instruments are recognized as assets or liabilities in the Company’s consolidated balance sheets and are measured at fair value. We recognized all changes in fair value through earnings unless the derivative is determined to be an effective hedge. We currently have five derivatives which we have designated as effective hedges (See Note 11).

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

We adopted the provisions regarding Accounting for Uncertainty in Income Taxes, which require the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We applied these changes to tax positions for our fiscal years ending September 28, 2013 and September 29, 2012. We had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing and the current and prior three years remain subject to examination as of September 28, 2013. We do not expect that unrecognized tax benefits will increase within the next twelve months. We recognize accrued interest and penalties related to uncertain tax positions as income tax expense.

Table of Contents NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

We follow FASB ASC Topic 718, “Compensation – Stock Compensation” to account for stock-based employee compensation, which generally requires, among other things that all employee share-based compensation be measured using a fair value method and that resulting compensation costs be recognized in the consolidated financial statements. We had no unvested stock options as of January 1, 2006 and granted no stock options subsequent thereto, including our fiscal years 2013 and 2012, so there is no compensation expense recorded in our consolidated financial statements for our fiscal years 2013 or 2012.

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

Recently Adopted and Recently Issued Accounting Pronouncements

Adopted

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. This ASU is not expected to have a significant impact on our consolidated financial statements.

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

Table of Contents NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted and Recently Issued Accounting Pronouncements (Continued)

Issued

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. This ASU is not expected to have a significant impact on our consolidated financial statements.

NOTE 2.    PROPERTY AND EQUIPMENT

	2013	2012

Furniture and equipment	$10,868,000	$10,269,000
Leasehold improvements	19,112,000	18,905,000
Land and land improvements	14,595,000	12,030,000
Building and improvements	12,305,000	10,557,000
Vehicles	776,000	751,000
	57,656,000	52,512,000
Less accumulated depreciation and amortization	23,029,000	20,917,000
	$34,627,000	$31,595,000

Depreciation and amortization expense for the fiscal years ended September 28, 2013 and September 29, 2012 was approximately $2,453,000 and $2,377,000, respectively.

NOTE 3.    LEASEHOLD INTERESTS

	2013	2012

Leasehold interests, at cost	$3,024,000	$3,024,000
Less accumulated amortization	1,981,000	1,847,000
	$1,043,000	$1,177,000

Future leasehold amortization as of September 28, 2013 is as follows:

2014	$134,000
2015	128,000
2016	122,000
2017	122,000
2018	122,000
Thereafter	415,000
Total	$1,043,000

NOTE 4.    INVESTMENTS IN LIMITED PARTNERSHIPS

We have invested with others (some of whom are affiliated with our officers and directors) in ten limited partnerships which own and operate ten South Florida based restaurants under our service mark “Flanigan’s Seafood Bar and Grill”. In addition to being a limited partner in these limited partnerships, we are the sole general partner of all of these limited partnerships and manage and control the operations of the restaurants except for the restaurant located in Fort Lauderdale, Florida where we only hold a limited partnership interest.

Table of Contents NOTE 4. INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

Generally, the terms of the limited partnership agreements provide that until the investors’ cash investment in a limited partnership (including any cash invested by us) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant, as a return of capital, up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee and one-half (1/2) to the investors (including us) prorata based upon the investors’ investment, as a return of capital. Once all of the investors (including us) have received, in full, amounts equal to their cash invested, an annual management fee becomes payable to us equal to one-half (½) of cash available to be distributed, with the other one half (½) of available cash distributed to the investors (including us) as a profit distribution, pro-rata based upon the investors’ investment.

As of September 28, 2013, limited partnerships owning three (3) restaurants, (Surfside, Florida, Kendall, Florida and West Miami, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our “Flanigan’s Seafood Bar and Grill” service mark, which use is authorized only while we act as general partner. This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears.

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

Table of Contents NOTE 4. INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

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

Weston, Florida

We are the sole general partner and a 30% limited partner in this limited partnership which has owned and operated a restaurant in Weston, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since January 20, 2003. 35.1% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2013, this limited partnership has returned to its investors approximately 81.25% of their initial cash invested. During our fiscal year 2013, no distributions were made to limited partners as this limited partnership had limited positive cash flow generated by this restaurant. This entity is consolidated in the accompanying financial statements.

Wellington, Florida

We are the sole general partner and a 28% limited partner in this limited partnership which has owned and operated a restaurant in Wellington, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since May 27, 2005. 25.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2013, this limited partnership has returned to its investors approximately 65% of their initial cash invested, increased from approximately 56% as of the end of our fiscal year 2012. This entity is consolidated in the accompanying financial statements.

Pinecrest, Florida

We are the sole general partner and 40% limited partner in this limited partnership which has owned and operated a restaurant in Pinecrest, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since August 14, 2006. 15.0% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2013, this limited partnership has returned to its investors approximately 92% of their initial cash invested, increased from approximately 80% as of the end of our fiscal year 2012. This entity is consolidated in the accompanying financial statements.

Table of Contents NOTE 4. INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

Pembroke Pines, Florida

We are the sole general partner and an 18% limited partner in this limited partnership which has owned and operated a restaurant in Pembroke Pines, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 29, 2007. 17.9% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2013, this limited partnership has returned to its investors approximately 45.0% of their initial cash invested, increased from approximately 41.0% as of the end of our fiscal year 2012. This entity is consolidated in the accompanying financial statements.

Davie, Florida

We are the sole general partner and a 48% limited partner in this limited partnership which has owned and operated a restaurant in Davie, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since July 28, 2008. 9.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2013, this limited partnership has returned to its investors approximately 35.5% of their initial cash invested, increased from approximately 27.5% as of the end of our fiscal year 2012. This entity is consolidated in the accompanying financial statements.

Miami, Florida

We are the sole general partner and a 5% limited partner in this limited partnership which has owned and operated a restaurant in Miami, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since December 27, 2012. 24.3% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2013, this limited partnership has returned to its investors approximately 6.0% of their initial cash invested. This entity is consolidated in the accompanying financial statements.

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

Table of Contents NOTE 4. INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

Fort Lauderdale, Florida (Continued)

Financial Position:	2013	2012
Current assets	$453,000	$277,000
Non-current assets	418,000	439,000
Current liabilities	114,000	141,000
Operating Results:
Revenues	2,777,000	2,641,000
Gross profit	1,847,000	1,751,000
Net income	242,000	181,000

NOTE 5.    INVESTMENT IN REAL PROPERTY FINANCED BY DEBT

N. Miami, Florida

During the first quarter of our fiscal year 2013, we closed on the purchase of two parcels of real property (the “Two Mortgaged Parcels”), one of which (the “Near Parcel”) is contiguous to the real property we own where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates and the other of which is contiguous to the Near Parcel (the “Other Parcel”). We previously leased the Near Parcel for non-exclusive parking. Each of the Mortgaged Parcels contains a building of approximately 2,600 square feet, but we intend to demolish the building on the Near Parcel to provide for a larger parking lot to be used by our customers. We intend to offer the building on the Other Parcel for lease. We paid $2,900,000 for the Two Mortgaged Parcels, $1,950,000 of which was financed by the seller pursuant to a purchase money mortgage (the “$1.95M Mortgage Loan”). Our repayment obligations under the $1.95M Mortgage Loan are secured by a first mortgage on the Two Mortgaged Parcels. The $1.95M Mortgage Loan bears interest at the rate of 7.5% annually and is amortized over twenty (20) years, with our monthly payment of principal and interest totaling $15,700. The entire principal balance, in the approximate amount of $1,331,000 and all accrued but unpaid interest under the $1.95M Mortgage Loan is due on December 31, 2022. The balance outstanding under the loan was approximately $1,921,000 as of September 28, 2013.

NOTE 6.    RE-FINANCING OF EXISTING DEBT; LINE OF CREDIT

Re-Financing of Existing Mortgage

During the second quarter of our fiscal year 2013, in order to refinance our third party debt secured by our real property located at 4 N. Federal Highway, Hallandale, Florida where our combination package liquor store and restaurant (Store #31) operates, we (i) re-financed with a non-affiliated third party lender, the mortgage loan encumbering the property which mortgage loan was held by another non-affiliated third party lender (the “$1.405M Loan”); and (ii) borrowed $1,595,000 from a non-affiliated third party lender, (the “$1.595M Term Loan”). The $1.405M Loan bears interest at a variable rate equal to the BBA LIBOR – 1 Month plus 2.25%, (2.43% September 28, 2013). We entered into an interest rate swap agreement to hedge the interest rate risk, which fixed the interest rate on the $1.405M Loan at 4.35% per annum throughout its term. The $1.405M Loan is amortized over twenty (20) years, with our current monthly payment of principal and interest totaling $8,415, with the entire principal balance and all accrued but unpaid interest due January 31, 2023. The $1.595M Term Loan bears interest at a variable interest rate equal to the BBA LIBOR – 1 Month plus 3.25% (3.43% as of September 28, 2013). We entered into an interest rate swap agreement to hedge the interest rate risk, which fixed the interest rate on the $1.595M Term Loan at 4.00% per annum throughout its term. The $1.595M Term Loan is fully amortized over forty two (42) months, with our monthly payment of principal and interest, totaling $41,000. We granted our lender a security interest in substantially all of our assets as collateral to secure our repayment obligations under the $1.595M Term Loan. As a part of the refinancing, we prepaid the outstanding balance, ($325,000), on an existing term loan with the lender, including a $1,600 pre-payment penalty.

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

NOTE 7.    LIQUOR LICENSES

Liquor licenses, which are indefinite lived assets, are tested for impairment in September of each of our fiscal years. The fair value of liquor licenses at September 28, 2013, exceeded the carrying amount; therefore, we recognized no impairment loss. The fair value of the liquor licenses was evaluated by comparing the carrying value to recent sales for similar liquor licenses in the County issued. At September 28, 2013 and September 29, 2012, the total carrying amount of our liquor licenses were $630,000 and $470,000, respectively. We acquired one (1) liquor license from a franchisee in our fiscal year 2013 and no liquor licenses in our fiscal year 2012.

NOTE 8.    INCOME TAXES

The components of our provision for income taxes for our fiscal years 2013 and 2012 are as follows:

	2013	2012

Current:	$803,000	$660,000
Federal	218,000	175,000
State	1,021,000	835,000

Deferred:	(96,000)	(63,000)
Federal	(10,000)	(7,000)
State	(106,000)	(70,000)
	$915,000	$765,000

A reconciliation of income tax computed at the statutory federal rate to income tax expense is as follows:

	2013	2012

Tax provision at the statutory rate of 34%	$983,000	$741,000
State income taxes, net of federal income tax	121,000	94,000
FICA tip credit	(241,000)	(227,000)
True up adjustment	22,000	110,000
Other permanent items	30,000	47,000
	$915,000	$765,000

Table of Contents NOTE 8. INCOME TAXES (Continued)

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

The components of our deferred tax assets at September 28, 2013 and September 29, 2012 were as follows:

	2013	2012

Current:
Reversal of aged payables	$27,000	$27,000
Capitalized inventory costs	26,000	25,000
Accrued bonuses	222,000	188,000
Accruals for potential uninsured claims	57,000	30,000
Gift cards	108,000	72,000
Limited partnership management fees	27,000	29,000
	$467,000	$371,000
Long-Term:
Book/tax differences in property and equipment	$632,000	$540,000
Limited partnership investments	299,000	386,000
Accrued limited retirement	40,000	35,000
	$971,000	$961,000

NOTE 9.     DEBT

Long-Term Debt

2013	2012

Mortgage payable to lender, secured by a first mortgage on real property and improvements, bearing interest at BBA LIBOR – 1 Month +2.25%, (2.43% at September 28, 2013), but with $3,750,000 of the principal amount fixed at 4.51% pursuant to a swap agreement, amortized over 20 years, payable in monthly installments of principal and interest of approximately $23,700, and our current monthly payment of principal and interest as to that portion of the principal amount not fixed by the interest rate swap agreement, ($750,000), is payable at BBA LIBOR – 1 Month + 2.25% interest rate, (2.43% as of September 28, 2013). The entire principal balance and all accrued but unpaid interest is due on December 1, 2019.

$4,106,000	$4,331,000

Table of Contents NOTE 9. DEBT (Continued)

Mortgage payable to lender, secured by a first mortgage on real property and improvements, bearing interest at 7½%, payable in monthly installments of principal and interest of $28,600, with a balloon payment of approximately $2,833,000 in October, 2013. This loan was paid off early in January, 2013.	—	2,958,000

Mortgage payable to unrelated third party, secured by first mortgage on real property and improvements, bearing interest at 7½%, amortized over 20 years, payable in monthly installments of principal and interest of approximately $15,700, with a balloon payment of approximately $1,331,000 in December, 2022.	1,921,000	—

Mortgage payable to lender, secured by a first mortgage on real property and improvements, bearing interest at BBA LIBOR – 1 Month +2.25%, (2.43% at September 28, 2013), but with the principal amount fixed at 4.35% pursuant to a swap agreement, amortized over 20 years, payable in monthly installments of principal and interest of approximately $8,415, with a balloon payment of approximately $858,000 on January 31, 2023.	1,375,000	—

Term loan payable to lender, secured by a blanket loan on all Company assets, bearing interest at BBA LIBOR – 1 Month + 3.25%, (3.43% at September 28, 2013), but fixed at 4.00% pursuant to a swap agreement, payable in forty two (42) monthly installments of principal and interest of approximately $41,000, with the final payment due July 24, 2016.	1,307,000	—

Term loan payable to lender, secured by a blanket loan on all Company assets, bearing interest at BBA LIBOR – 1 Month + 2.25%, (2.43% at September 28, 2013), but fixed at 3.43%, pursuant to a swap agreement, payable in monthly installments of principal and interest of approximately $38,000, payable interest only for 3 months and then fully amortized over 45 months, with the final payment due December 1, 2015.	960,000	1,387,000

Term loan payable to lender, secured by a blanket lien on all Company assets and a second mortgage on a building, bearing interest at BBA LIBOR +3.25%, but fixed at 4.55%, pursuant to a swap agreement, payable in monthly installments of principal and interest of approximately $50,000, fully amortized over 36 months, with the final payment due August, 2013.	—	508,000

Table of Contents NOTE 9. DEBT (Continued)

Mortgage payable to a related third party, secured by first mortgage on real property and improvements, bearing interest at 10%, amortized over 15 years, payable in monthly installments of principal and interest of approximately $10,800, with a balloon payment of approximately $658,000 due in September, 2018.	902,000	939,000

Mortgage payable to lender, secured by a first mortgage on real property and improvements, bearing interest at BBA LIBOR +2.25%, (2.43% at September 28, 2013), but fixed at 5.11% pursuant to a swap agreement, amortized over 20 years, payable in monthly installments of principal and interest of approximately $4,600, with a balloon payment of approximately $720,000 due in August, 2017.	849,000	879,000

Mortgage payable to unrelated third party, secured by first mortgage on real property and improvements, bearing interest at 8½%, amortized over 15 years, payable in monthly installments of principal and interest of approximately $8,400, with a balloon payment of approximately $537,000 in November, 2017.	723,000	760,000

Mortgage payable to unrelated third party, secured by first mortgage on real property and improvements, bearing interest at 10.0%; amortized over 30 years, payable in monthly installments of principal and interest of approximately $4,000, with a balloon payment of approximately $413,000 in May, 2017.	429,000	433,000

Financed insurance premiums, secured by all insurance policies, bearing interest between 2.99% and 4.89%, payable in monthly installments of principal and interest in the aggregate amount of $24,000 a month through October 1, 2013.	116,000	333,000

Mortgage payable to related third party, secured by first mortgage on real property and improvements, bearing interest at 10%, amortized over 15 years, payable in monthly installments of principal and interest of approximately $9,100, with a balloon payment of approximately $555,000 due in January, 2019.	775,000	806,000

Other	83,000	84,000
	13,546,000	13,418,000
Less current portion	1,477,000	1,732,000
	$12,069,000	$11,686,000

Table of Contents NOTE 9. DEBT (Continued)

Long-Term Debt (continued)

Long-term debt at September 28, 2013 matures as follows:

2014	1,477,000
2015	1,361,000
2016	1,054,000
2017	2,179,000
2018	1,086,000
Thereafter	6,389,000
$13,546,000

As of September 28, 2013, we are in compliance with the covenants of all loans with our lender.

NOTE 10.    COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Legal Matters

We are a party to various claims, legal actions and complaints arising in the ordinary course of our business. It is our opinion that all such matters are without merit or involve such amounts that an unfavorable disposition would not have a material adverse effect on our financial position or results of operations.

Leases

We lease a substantial portion of the land and buildings used in our operations under leases with initial terms expiring between 2014 and 2027. Renewal options are available on many of our leases. Most of our leases are fixed rent agreements. For one Company-owned restaurant/package liquor store combination unit, lease rental is subject to sales overrides ranging from 3% to 4% of annual sales in excess of established amounts. For another Company-owned restaurant, lease rental is subject to sales overrides of 7.3% of annual sales in excess of the base rent paid. For five limited partnership restaurants, lease rentals are subject to sales overrides ranging from 2% to 5.5% of annual sales in excess of the base rent paid. We recognize rent expense on a straight line basis over the term of the lease and percentage rent as incurred.

We have a ground lease for an out parcel in Hollywood, Florida where we constructed a 4,120 square foot stand-alone building, one-half (1/2) of which is used by us for the operation of our Company-owned package liquor store and the other one-half (1/2) of which is subleased to an unrelated third party as retail space. Rent for the retail space commenced January 1, 2005, and we generated approximately $49,000 and $54,000 of revenue from this source during our fiscal years ended September 28, 2013 and September 29, 2012, respectively. Total future minimum sublease payments under the non-cancelable sublease are $77,000, including Florida sales tax (currently 6%).

Table of Contents NOTE 10. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Leases (Continued)

Future minimum lease payments, including Florida sales tax (currently 6% to 7%) under our non-cancelable operating leases as of September 28, 2013 are as follows:

2014	$2,675,000
2015	2,396,000
2016	1,985,000
2017	1,670,000
2018	1,183,000
Thereafter	3,289,000
Total	$13,198,000

Total rent expense for all of our operating leases was approximately $2,979,000 and $2,922,000 in our fiscal years 2013 and 2012, respectively, and is included in “Occupancy Costs” in our accompanying consolidated statements of income. This total rent expense is comprised of the following:

	2013	2012

Minimum Base Rent	$2,461,000	$2,451,000
Contingent Percentage Rent	518,000	471,000
Total	$2,979,000	$2,922,000

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants during calendar year 2014, on October 22, 2013, we entered into a purchase agreement with our rib supplier, whereby we agreed to purchase approximately $4,260,000 of baby back ribs from this vendor at a fixed cost. We contract for the purchase of baby back ribs on an annual basis to fix the cost and ensure adequate supply for the calendar year. We anticipate purchasing all of our rib supply from this vendor, but we believe that several other alternative vendors are available, if necessary.

Franchise Program

At September 28, 2013 and September 29, 2012, we were the franchisor of five units under franchise agreements. Of the five franchised stores, three are combination restaurant/package liquor stores and two are restaurants (one of which we operate). During the fourth quarter of our fiscal year ended 2012, a franchised package liquor store located in Deerfield Beach, Florida, franchised to members of the family of our Chairman of the Board, officers and/or directors, with our consent, ceased operations in order to permit expanded operations of the jointly operated restaurant at the location. Three franchised stores are owned and operated by related parties. Under the franchise agreements, we provide guidance, advice and management assistance to the franchisees. In addition and for an additional annual fee of approximately $25,000, we also act as fiscal agent for the

Table of Contents NOTE 10. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Franchise Program (Continued)

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

Employment Agreement/Bonuses

As of September 28, 2013 and September 29, 2012, we had no employment agreements.

Our Board of Directors approved an annual performance bonus, with 14% of the corporate pre-tax net income, plus or minus non-recurring items, but before depreciation and amortization in excess of $650,000 paid to the Chief Executive Officer and 6% paid to other members of management. Bonuses for our fiscal years 2013 and 2012 amounted to approximately $920,000 and $739,000, respectively.

Our Board of Directors also approved an annual performance bonus, with 5% of the pre-tax net income before depreciation and amortization from our restaurants in excess of $1,875,000 and our share of the pre-tax net income before depreciation and amortization from the restaurants owned by the limited partnerships paid to the Chief Operating Officer and 5% paid to the Chief Financial Officer. Bonuses for our fiscal years 2013 and 2012 amounted to approximately $550,000 and $460,000, respectively.

Our Board of Directors approved an annual performance bonus, with 3% of the pre-tax net income before depreciation and amortization from the package liquor stores paid to the Vice President of Package Operations. Bonuses for our fiscal years 2013 and 2012 amounted to approximately $34,000 and $33,000, respectively.

Management Agreements

Atlanta, Georgia

We own, but do not operate, an adult entertainment nightclub located in Atlanta, Georgia which operates under the name “Mardi Gras”. We have a management agreement with an unaffiliated third party to manage the club. Under our management agreement, the unaffiliated third party management firm is obligated to pay us an annual amount, paid monthly, equal to the greater of $150,000 or ten (10%) percent of gross sales from the club, offset by one-half (1/2) of any rental increases, provided our fees will never be less than $150,000 per year. For our fiscal years ended September 28, 2013 and September 29, 2012, we generated $150,000 and $157,000 of revenue, respectively, from the operation of the club.

Table of Contents NOTE 10. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Management Agreements (Continued)

Deerfield Beach, Florida

Since January 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The management agreement is being amortized on a straight line basis over the life of the initial term of the agreement, ten (10) years. As of September 28, 2013 and September 29, 2012, the balance of our management agreement of $112,000 and $162,000 was included in other assets in the accompanying consolidated balance sheet. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant. During the third quarter of our fiscal year 2011, the term of the management agreement was extended through January 9, 2036. For our fiscal years ended September 28, 2013 and September 29, 2012, we generated $385,000 and $320,000 of revenue, respectively, from providing these management services. As of September 28, 2013, we have generated revenue in excess of the purchase price of the management agreement.

NOTE 11.    FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

As of September 28, 2013, we have fully adopted FASB (ASC) Topic 820, “Fair Value Measurements and Disclosures”, for financial assets and liabilities and for non-financial assets and liabilities that are recognized or disclosed at fair value on at least an annual basis. Topic 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of non-performance. Topic 820 establishes a fair market hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Topic 820 establishes three levels of inputs that may be used to measure fair value:

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

Table of Contents NOTE 11. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS (Continued)

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

Interest Rate Swap Agreements

At September 28, 2013, we had five variable rate debt instruments outstanding that are impacted by changes in interest rates. In July, 2010, we converted the amount outstanding on our line of credit ($1,586,000) to a term loan (the “Term Loan”) and we also re-financed the mortgage loan encumbering our corporate offices (the “Refinanced Mortgage Loan”). In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”), and received a $1,600,000 term loan (the “$1.6M Term Loan”) the proceeds of which were ultimately used to purchase the shopping center, while permitting us to retain our working capital and cash reserves. In January, 2013, we re-financed the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”) and borrowed $1,595,000 from a non affiliated third party lender, (the “$1.595M Term Loan”), and used all of the net proceeds of this loan to re-finance the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates.

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following five (5) interest rate swap agreements, having pre-paid one existing variable rate debt instrument that was impacted by changes in interest rates during the second quarter of our fiscal year 2013:

(i) One (1) interest rate swap agreement entered into July, 2010 relates to the Refinanced Mortgage Loan (the “Mortgage Loan Swap”). The Mortgage Loan Swap requires us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount. Under this method of accounting, at September 28, 2013, we determined that based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender, the fair value of the Mortgage Loan Swap was not material; and

(ii) The second interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at September 28, 2013, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

Table of Contents NOTE 11. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS (Continued)

(iii)    The third interest rate swap agreement entered into in November, 2011 relates to the $1.6M Term Loan (the “$1.6M Term Loan Swap”). The $1.6M Term Loan Swap requires us to pay interest for a four (4) year period at a fixed rate of 3.43% on an initial amortizing notional principal amount of $1,600,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at September 28, 2013, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(iv)    The fourth interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at September 28, 2013, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(v)    The fifth interest rate swap agreement entered into in January, 2013 relates to the $1.595M Term Loan (the “$1.595M Term Loan Swap”). The $1.595M Term Loan Swap requires us to pay interest for a forty two (42) month period at a fixed rate of 4.00% on an initial amortizing notional principal amount of $1,595,000, while receiving interest for the same period at LIBOR – 1 Month, plus 3.25%, on the same amortizing notional principal amount. We determined that at September 28, 2013, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

NOTE 12.    COMMON STOCK

Treasury Stock

Purchase of Common Shares

Pursuant to a discretionary plan approved by the Board of Directors, during our fiscal year 2013, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for a purchase price of $6,000. During our fiscal year 2012, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for a purchase price of $6,000.

Sale of Common Shares

During our fiscal years 2013 and 2012, we did not sell any shares of our common stock.

Table of Contents NOTE 12. COMMON STOCK (Continued)

Stock Options

We granted no options during our fiscal years 2013 and 2012. We have no options outstanding at September 28, 2013.

NOTE 13.    BUSINESS SEGMENTS

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for our fiscal years ended 2013 and 2012, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

Operating Revenues:	2013	2012
Restaurants	$67,441,000	$62,198,000
Package stores	13,192,000	13,214,000
Other revenues	2,165,000	1,923,000
Total operating revenues	$82,798,000	$77,335,000

Income from Operations Reconciled to Income before Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$6,124,000	$5,269,000
Package stores	923,000	874,000
	7,047,000	6,143,000
Corporate expenses, net of other revenues	(2,410,000)	(2,572,000)
Income from Operations	4,637,000	3,571,000
Interest and Other Income	28,000	73,000
Net Income Attributable to Noncontrolling Interests	(955,000)	(660,000)
Interest expense	(818,000)	(806,000)
Income Before Income Taxes	$2,892,000	$2,178,000

Identifiable Assets:
Restaurants	$27,460,000	$22,133,000
Package store	4,490,000	4,952,000

Table of Contents NOTE 13. BUSINESS SEGMENTS (Continued)

	31,950,000	27,085,000
Corporate	17,674,000	19,659,000
Consolidated Totals	$49,624,000	$46,744,000

Capital Expenditures:
Restaurants	$5,093,000	$1,144,000
Package stores	206,000	101,000
	5,299,000	1,245,000
Corporate	403,000	6,555,000
Total Capital Expenditures	$5,702,000	$7,800,000

Depreciation and Amortization:
Restaurants	$1,916,000	$1,704,000
Package stores	218,000	388,000
	2,134,000	2,092,000
Corporate	453,000	436,000
Total Depreciation and Amortization	$2,587,000	$2,528,000

NOTE 14.   QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of our unaudited quarterly results of operations for the quarters in our fiscal years 2013 and 2012.

	Quarter Ended
	Dec. 29, 2012	March 30, 2013	June 29, 2013	Sept. 28, 2013

Revenues	$19,613,000	$22,255,000	$21,012,000	$19,918,000
Income from operations	636,000	1,405,000	1,629,000	967,000
Net income attributable to stockholders	345,000	750,000	660,000	222,000
Net income per share – basic and diluted	0.19	0.40	0.35	0.12
Weighted average common
stock outstanding – basic and diluted	1,859,987	1,859,257	1,859,257	1,859,257

Table of Contents NOTE 14. QUARTERLY INFORMATION (UNAUDITED (Continued)

	Quarter Ended
	Dec. 31, 2011	March 31, 2012	June 30, 2012	Sept. 29, 2012

Revenues	$18,952,000	$20,618,000	$19,382,000	$18,383,000
Income from operations	660,000	1,113,000	969,000	829,000
Net income attributable to stockholders	336,000	509,000	236,000	332,000
Net income per share – basic and diluted	0.18	0.27	0.13	0.18
Weighted average common stock outstanding – basic and diluted	1,860,752	1,860,057	1,860,057	1,860,057

Quarterly operating results are not necessarily representative of our operations for a full year for various reasons including the seasonal nature of both the restaurant and package store segments.

NOTE 15.    401(k) PLAN

Effective July 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and matching contributions. During our fiscal years 2013 and 2012, we made discretionary contributions of $24,000 and $23,000, respectively.

NOTE 16.    SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date these consolidated financial statements were issued. No events required disclosure.

