Form 10-Q
period 2013-12-28
FLANIGANS ENTERPRISES INC
filed 2014-02-11
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2013

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

Yes ☐ No ☒

On February 11, 2014, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	---------Thirteen Weeks Ended--------
	December 28, 2013	December 29, 2012

REVENUES:
Restaurant food sales	$13,301	$12,042
Restaurant bar sales	4,006	3,477
Package store sales	3,661	3,550
Franchise related revenues	293	312
Rental income	130	152
Owner’s fee	38	38
Other operating income	46	42
	21,475	19,613

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	6,072	5,552
Package goods	2,585	2,503

Payroll and related costs	6,505	5,889
Occupancy costs	1,169	1,083
Selling, general and administrative expenses	3,928	3,950
	20,259	18,977
Income from Operations	1,216	636

OTHER INCOME (EXPENSE):
Interest expense	(195)	(214)
Interest and other income	18	14
	(177)	(200)

Income before Provision for Income Taxes	1,039	436

Provision for Income Taxes	(230)	(148)

Net Income	809	288

Less: (Net income) Loss attributable to noncontrolling interests	(271)	57

Net income attributable to stockholders	538	345

See accompanying notes to unaudited condensed consolidated financial statements.

2

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Continued)

	---------Thirteen Weeks Ended--------
	December 28, 2013	December 29, 2012

Net Income Per Common Share:
Basic and Diluted	$0.29	$0.19

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,859,359	1,859,987

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 28, 2013 (UNAUDITED) AND SEPTEMBER 28, 2013

(in thousands)

ASSETS

	December 28, 2013	September 28, 2013

CURRENT ASSETS:

Cash and cash equivalents	$7,426	$7,058
Prepaid income taxes	—	181
Due from franchisees	92	21
Other receivables	256	235
Inventories	3,169	2,701
Prepaid expenses	1,573	859
Deferred tax assets	467	467

Total Current Assets	12,983	11,522

Property and Equipment, Net	34,587	34,627

Investment in Limited Partnership	217	216

OTHER ASSETS:

Liquor licenses, net	630	630
Deferred tax assets	971	971
Leasehold interests, net	1,010	1,043
Other	1,334	615

Total Other Assets	3,945	3,259

Total Assets	$51,732	$49,624

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 28, 2013 (UNAUDITED) AND SEPTEMBER 28, 2013

(in thousands)

(Continued)

LIABILITIES AND EQUITY

	December 28, 2013	September 28, 2013

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$7,272	$5,985
Income taxes payable	24	—
Due to franchisees	1,173	1,661
Current portion of long term debt	2,282	1,477
Current portion of deferred rent	16	16

Total Current Liabilities	10,767	9,139

Long Term Debt, Net of Current Maturities	12,277	12,069

Deferred Rent, Net of Current Portion	126	130

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	20,645	20,107
Treasury stock, at cost, 2,338,995 shares at December 28, 2013 and 2,338,195 shares at September 28, 2013	(6,077)	(6,067)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	21,228	20,700
Noncontrolling interests	7,334	7,586
Total equity	28,562	28,286

Total liabilities and equity	$51,732	$49,624

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 28, 2013 AND DECEMBER 29, 2012

(in thousands)

	December 28, 2013	December 29, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$809	$288
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	598	595
Amortization of leasehold interests	34	33
Loss on abandonment of property and equipment	2	39
Deferred rent	(4)	(4)
Income from unconsolidated limited partnership	(9)	(10)
Changes in operating assets and liabilities: (increase) decrease in
Due from franchisees	(70)	(108)
Other receivables	(21)	27
Prepaid income taxes	181	(68)
Inventories	(468)	(405)
Prepaid expenses	756	122
Other assets	(753)	30
Increase (decrease) in:
Accounts payable and accrued expenses	1,285	1,408
Income taxes payable	24	(39)
Due to franchisees	(488)	(266)
Net cash and cash equivalents provided by operating Activities	1,876	1,642

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(532)	(2,007)
Deposits on property and equipment	(21)	(60)
Proceeds from sale of fixed assets	26	16
Distributions from unconsolidated limited partnership	8	4
Net cash and cash equivalents used in investing activities	(519)	(2,047)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 28, 2013 AND DECEMBER 29, 2012

(in thousands)

(Continued)

	December 28, 2013	December 29, 2012

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(456)	(534)
Purchase of treasury stock	(10)	(6)
Distributions to limited partnerships’ noncontrolling interests	(378)	(284)
Purchase of noncontrolling interests	(145)	—

Net cash and cash equivalents used in financing activities	(989)	(824)

Net Increase (Decrease) in Cash and Cash Equivalents	368	(1,229)

Beginning of Period	7,058	7,221

End of Period	$7,426	$5,992

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$195	$214
Income taxes	$24	$39

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,469	$492
Purchase deposits transferred to property and equipment	$31	$273
Purchase of property in exchange for debt	$—	$1,950

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 28, 2013

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the thirteen weeks ended December 28, 2013 and December 29, 2012 are unaudited. Financial information as of September 28, 2013 has been derived from the audited financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 28, 2013. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 3 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potentially dilutive common stock equivalents. As of December 28, 2013 and December 29, 2012, no stock options were outstanding.

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

Index

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

(4) INCOME TAXES:

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

(5) STOCK OPTION PLAN:

We have one stock option plan under which qualified stock options may be granted to our officers and other employees. Under this plan, the exercise price for the qualified stock options must be no less than 100% of the fair market value of the Company’s Common Stock on the date the options are granted. In general, options granted under our stock option plan expire after a five (5) year period and generally vest no later than one (1) year from the date of grant. As of December 28, 2013, no options to acquire shares were outstanding. Under this plan, options to acquire an aggregate of 45,000 shares are available for grant.

Index

No stock options were granted during the thirteen weeks ended December 28, 2013, nor were stock options granted during the thirteen weeks ended December 29, 2012.

No stock options were exercised during the thirteen weeks ended December 28, 2013, nor were stock options exercised during the thirteen weeks ended December 29, 2012.

There was no stock option activity during the thirteen weeks ended December 28, 2013, nor was there stock option activity during the thirteen weeks ended December 29, 2012.

(6) ACQUISITIONS:

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, during the thirteen weeks ended December 28, 2013, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $10,000. During the thirteen weeks ended December 29, 2012, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $6,200.

Purchase of Limited Partnership Interests

During the thirteen weeks ended December 28, 2013, we purchased from one limited partner (who is not an officer, director or family member of officers or directors) a limited partnership interest of 1.26% in one (1) limited partnership which owns a restaurant for a purchase price of $5,000 each. We also purchased from another limited partner (who is not an officer, director or family member of officers or directors) limited partnership interests of 5.00%, 4.25% and 1.29% in limited partnerships which each own a restaurant for an aggregate purchase price of $140,000. During the thirteen weeks ended December 29, 2012, we did not purchase any limited partnership interests.

(7) COMMITMENTS AND CONTINGENCIES:

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

(8) SUBSEQUENT EVENTS:

Subsequent events have been evaluated through the date these condensed consolidated financial statements were issued. No events required disclosure.

Index

(9) BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks ended December 28, 2013 and December 29, 2012, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

	(in thousands)
	Thirteen Weeks Ending December 28, 2013	Thirteen Weeks Ending December 29, 2012
Operating Revenues:
Restaurants	$17,307	$15,519
Package stores	3,661	3,550
Other revenues	507	544
Total operating revenues	$21,475	$19,613

Income from Operations Reconciled to Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$1,547	$938
Package stores	245	286
	1,792	1,224
Corporate expenses, net of other Revenues	(576)	(588)
Income from Operations	1,216	636
Other income (expense)	(177)	(200)
Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests	$1,039	$436

Depreciation and Amortization:
Restaurants	$478	$418
Package stores	51	96
	529	514
Corporate	103	114
Total Depreciation and Amortization	$632	$628

Capital Expenditures:
Restaurants	$448	$1,634
Package stores	60	11
	508	1,645
Corporate	55	2,585
Total Capital Expenditures	$563	$4,230

Index

	December 28,	September 28,
	2013	2013
Identifiable Assets:
Restaurants	$29,171	$27,460
Package store	5,083	4,490
	34,254	31,950
Corporate	17,478	17,674
Consolidated Totals	$51,732	$49,624

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipates, appears, expects, trends, intends, hopes, plans, believes, seeks, estimates, may, will,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to customer demand and competitive conditions. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Annual Report on our Form 10-K for the fiscal year ended September 28, 2013 and in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

OVERVIEW

At December 28, 2013, we (i) operated 25 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants, (one restaurant of which we operate), and three combination restaurants/package stores. The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of December 28, 2013 and as compared to December 29, 2012 and September 28, 2013. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

Types of Units	December 28, 2013	September 28, 2013	December 29, 2012
Company Owned:
Combination package and restaurant	4	4	4
Restaurant only	5	5	5
Package store only	5	5	5

Company Operated Restaurants Only:
Limited Partnerships	9	9	9
Franchise	1	1	1
Unrelated Third Party	1	1	1

Company Owned Club:	1	1	1

Total Company Owned/Operated Units	26	26	26
Franchised Units	5	5	5	(1)

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of December 28, 2013, limited partnerships owning three (3) restaurants, (Surfside, Florida, Kendall, Florida and West Miami, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	December 28, 2013		December 29, 2012
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$13,301	63.43	$12,042	63.15
Restaurant bar sales	4,006	19.11	3,477	18.23
Package store sales	3,661	17.46	3,550	18.62

Total Sales	$20,968	100.00	$19,069	100.00

Franchise related revenues	293		312
Owner’s fee	38		38
Rental income	130		152
Other operating income	46		42

Total Revenue	$21,475		$19,613

Index

Comparison of Thirteen Weeks Ended December 28, 2013 and December 29, 2012.

Revenues. Total revenue for the thirteen weeks ended December 28, 2013 increased $1,862,000 or 9.49% to $21,475,000 from $19,613,000 for the thirteen weeks ended December 29, 2012. This increase resulted primarily from sales at our new limited partnership-owned restaurant location in Miami, Florida ($856,000), which opened for business on December 27, 2012 (the “New Restaurant”). Without giving effect to the revenue generated at the New Restaurant, total revenue for the thirteen weeks ended December 28, 2013 would have increased $1,006,000 or 5.12% to $20,619,000 from $19,613,000 for the thirteen weeks ended December 29, 2012.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $13,301,000 for the thirteen weeks ended December 28, 2013 as compared to $12,042,000 for the thirteen weeks ended December 29, 2012. The increase in restaurant food sales resulted primarily from sales at the New Restaurant ($598,000 of food sales during the thirteen weeks ended December 28, 2013). Without giving effect to the revenue generated at the New Restaurant, food sales for the thirteen weeks ended December 28, 2013 would have increased $661,000 or 5.49% to $12,703,000 from $12,042,000 for the thirteen weeks ended December 29, 2012. Comparable weekly restaurant food sales (for restaurants open for all of the first quarter of our fiscal year 2014 and all of the first quarter of our fiscal year 2013, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $977,000 and $924,000 for the thirteen weeks ended December 28, 2013 and December 29, 2012, respectively, an increase of 5.74%. Comparable weekly restaurant food sales for Company owned restaurants only was $456,000 and $426,000 for the first quarter of our fiscal year 2014 and the first quarter of our fiscal year 2013, respectively, an increase of 7.04%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $521,000 and $498,000 for the first quarter of our fiscal year 2014 and the first quarter of our fiscal year 2013, respectively, an increase of 4.62%.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $4,006,000 for the thirteen weeks ended December 28, 2013 as compared to $3,477,000 for the thirteen weeks ended December 29, 2012 primarily due to sales at the New Restaurant ($257,000 of revenue from New Restaurant bar sales during the thirteen weeks ended December 28, 2013). Without giving effect to the revenue generated at the New Restaurant, bar sales for the thirteen weeks ended December 28, 2013 would have increased $272,000 or 7.82% to $3,749,000 from $3,477,000 for the thirteen weeks ended December 29, 2012. Comparable weekly restaurant bar sales (for restaurants open for all of the first quarter of our fiscal year 2014 and all of the first quarter of our fiscal year 2013, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $288,000 for the thirteen weeks ended December 28, 2013 and $267,000 for the thirteen weeks ended December 29, 2012, an increase of 7.87%. Comparable weekly restaurant bar sales for Company owned restaurants only was $128,000 and $118,000 for the first quarter of our fiscal year 2014 and the first quarter of our fiscal year 2013, respectively, an increase of 8.47%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $160,000 and $149,000 for the first quarter of our fiscal year 2014 and the first quarter of our fiscal year 2013, respectively, an increase of 7.38%.

Index

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $3,661,000 for the thirteen weeks ended December 28, 2013 as compared to $3,550,000 for the thirteen weeks ended December 29, 2012, an increase of $111,000. The weekly average of same store package liquor store sales, which includes all nine (9) Company owned package liquor stores, was $282,000 for the thirteen weeks ended December 28, 2013 as compared to $273,000 for the thirteen weeks ended December 29, 2012, an increase of 3.30%. We expect package liquor store sales to remain stable throughout the balance of our fiscal year 2014.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended December 28, 2013 increased $1,282,000 or 6.76% to $20,259,000 from $18,977,000 for the thirteen weeks ended December 29, 2012. The increase was primarily due to the costs related to the New Restaurant ($514,000), and to an expected general increase in food costs, offset by a decrease in the cost of ribs and actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2014 for the same reasons. Operating costs and expenses decreased as a percentage of total sales to approximately 94.34% in the first quarter of our fiscal year 2014 from 96.76% in the first quarter of our fiscal year 2013.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended December 28, 2013 increased to $11,235,000 from $9,967,000 for the thirteen weeks ended December 29, 2012. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 64.92% for the thirteen weeks ended December 28, 2013 and 64.22% for the thirteen weeks ended December 29, 2012. We anticipate that our gross profit for restaurant food and bar sales will decrease throughout the balance of our fiscal year 2014 due to higher food costs, offset by a decrease in our cost of ribs during calendar year 2014.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended December 28, 2013 increased to $1,076,000 from $1,047,000 for the thirteen weeks ended December 29, 2012. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package liquor store sales was 29.39% for the thirteen weeks ended December 28, 2013 and 29.49% for the thirteen weeks ended December 29, 2012. We anticipate that the gross profit margin for package store sales will remain stable throughout the balance of our fiscal year 2014.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended December 28, 2013 increased $616,000 or 10.46% to $6,505,000 from $5,889,000 for the thirteen weeks ended December 29, 2012 due to costs related to the New Restaurant ($270,000). Payroll and related costs as a percentage of total sales was 30.29% in the first quarter of our fiscal year 2014 and 30.03% of total sales in the first quarter of our fiscal year 2013.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended December 28, 2013 increased $86,000 or 7.94% to $1,169,000 from $1,083,000 for the thirteen weeks ended December 29, 2012. Our occupancy costs increased primarily due to increasing percentage rents at various locations, offset in part by the termination of rent (as a result of our acquiring the parcels) for the two parcels of real property contiguous to the real property we own where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates and which we leased for non-exclusive parking. We anticipate that our occupancy costs will remain stable throughout our fiscal year 2014.

Index

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended December 28, 2013 decreased $22,000 or 0.56% to $3,928,000 from $3,950,000 for the thirteen weeks ended December 29, 2012. Selling, general and administrative expenses decreased as a percentage of total sales in the first quarter of our fiscal year 2014 to approximately 18.29% as compared to 20.14% in the first quarter of our fiscal year 2013. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2014 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization for the thirteen weeks ended December 28, 2013 increased $4,000 or 0.64% to $632,000 from $628,000 for the thirteen weeks ended December 29, 2012. As a percentage of total revenue, depreciation expense was 2.94% of revenue for the thirteen weeks ended December 28, 2013 and 3.20% of revenue in the thirteen weeks ended December 29, 2012.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended December 28, 2013 decreased $19,000 to $195,000 from $214,000 for the thirteen weeks ended December 29, 2012. Interest expense decreased moderately ($19,000) during our fiscal year 2014 primarily due (i) to the lower monthly installments of interest as a result of the mortgage loan (in the principal amount of $1,405,000) and the term loan (in the principal amount of $1,595,000) used to re-finance the mortgage on the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates and (ii) the repayment of the principal balance of our term loan from July, 2010, ($323,000) offset by the interest paid on the $1.95 million purchase money mortgage used to purchase the two parcels of real property, one of which is contiguous to the real property we own where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates.

Net Income Attributable to Stockholders. Net income for the thirteen weeks ended December 28, 2013 increased $193,000 or 55.94% to $538,000 from $345,000 for the thirteen weeks ended December 29, 2012. As a percentage of sales, net income for the first quarter of our fiscal year 2014 is 2.51%, as compared to 1.76% in the first quarter of our fiscal year 2013.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During the first quarter of our fiscal year 2014, we did not have a new restaurant location in the development stage and did not recognize any pre-opening rent. On December 27, 2012, the New Restaurant opened for business and our funding of the development costs for the New Restaurant contributed to a reduction in the operating income for the first quarter of fiscal year 2013. We recognize rent expense on a straight line basis over the term of the lease.

We believe that our current cash on hand, together with our expected cash generated from operations will be sufficient to fund our operations and capital expenditures for at least the next twelve months.

Trends

During the next twelve months, we expect that our restaurant food and bar sales will increase, but gross profit for restaurant food and bar sales will decrease due to higher food costs, offset by a decrease in our cost of ribs during calendar year 2014. We anticipate that our package liquor store sales and gross profit margin for package liquor store sales will remain stable during our fiscal year 2014. We expect higher food costs and higher overall expenses, including but not limited to higher property and general liability insurance premiums and health insurance premiums to adversely affect our net income. We also plan to continue our increased advertising to attract and retain our customers against increased competition. With our recent menu price increases, we plan to limit further menu price increases as long as possible, but continue to face increased competition and expect higher food costs and higher overall expenses, which will adversely affect our net income. We may be required to raise menu prices wherever competitively possible.

Index

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

Liquidity and Capital Resources

We fund our operations through cash from operations. As of December 28, 2013, we had cash of approximately $7,426,000, an increase of $368,000 from our cash balance of $7,058,000 as of September 28, 2013. The increase in cash as of December 28, 2013 was primarily due to the absence of extraordinary payments made during the thirteen weeks ended December 28, 2013. Management believes that the Company’s current cash availability from its cash on hand and the expected cash from operations will be sufficient to fund operations and capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the first thirteen weeks of fiscal years 2014 and 2013.

	---------Thirteen Weeks Ended--------
	December 28, 2013	December 29, 2012
	(in Thousands)

Net cash provided by operating activities	$1,876	$1,642
Net cash used in investing activities	(519)	(2,047)
Net cash used in financing activities	(989)	(824)

Net Increase (Decrease) in Cash and Cash Equivalents	368	(1,229)

Cash and Cash Equivalents, Beginning	7,058	7,221

Cash and Cash Equivalents, Ending	$7,426	$5,992

We did not declare or pay a cash dividend on our capital stock in the first quarters of our fiscal years 2014 or 2013. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. We acquired property and equipment of $563,000, (including $31,000 of deposits recorded in other assets as of September 28, 2013), during the thirteen weeks ended December 28, 2013, including $248,000 for renovations to one Company owned restaurant and to two limited partnership owned restaurants. We acquired property and equipment of $4,230,000, (including $1,950,000 of which was financed and $273,000 of deposits recorded in other assets as of September 29, 2012), during the thirteen weeks ended December 29, 2012, including $1,136,000 for renovations to the New Restaurant.

Index

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2014 to be approximately $875,000, $248,000 of which has been spent through December 28, 2013.

Long Term Debt

As of December 28, 2013, we had long term debt of $14,559,000, as compared to $15,327,000 as of December 29, 2012, and $13,546,000 as of September 28, 2013. As of December 28, 2013, we are in compliance with the covenants of all loans with our lender.

Financed Insurance Premiums

(i)          For the policy year beginning December 30, 2013, our property insurance is a three (3) year policy with our insurance carrier. The three (3) year property insurance premium is in the amount of $1,140,000, of which $912,000 is financed through an unaffiliated third party lender (the “Third Party Insurance Lender”). The finance agreement provides that we are obligated to repay the amounts financed, together with interest at the rate of 2.65% per annum, over 30 months, with monthly payments of principal and interest, each in the amount of approximately $32,000. The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(ii)          For the policy year beginning December 30, 2013, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers, including automobile and excess liability coverage. The one (1) year general liability insurance premiums, including automobile and excess liability coverage, total, in the aggregate $350,000, of which $318,000 is financed through the Third Party Insurance Lender. The finance agreement obligates us to repay the amounts financed together with interest at the rate of 3.26% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of $32,000. The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(iii)          For the policy year beginning December 30, 2013, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers, including excess liability coverage. The one (1) year general liability insurance premiums, including excess liability coverage, total, in the aggregate $440,000, of which $399,000 is financed through the Third Party Insurance Lender. The finance agreement obligates us to repay the amounts financed, together with interest at the rate of 3.26% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of $41,000. The finance agreement is secured by a security agreement in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

As of December 28, 2013, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $1,469,000.

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended December 28, 2013, December 29, 2012 and our fiscal year ended September 28, 2013.

Item	Dec. 28, 2013	Dec. 29, 2012	Sept. 28, 2013
	(in Thousands)

Current Assets	$12,983	$11,128	$11,522
Current Liabilities	10,767	9,688	9,139
Working Capital	$2,216	$1,440	$2,383

Our working capital as of December 28, 2013 increased by 53.89% from our working capital as of the fiscal quarter ending December 29, 2012 and decreased by 7.01% from our working capital as of the fiscal year ending September 28, 2013. During the first quarter of our fiscal year 2013, we acquired the two parcels of real property, one of which is contiguous to the real property we own where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates and the other of which is contiguous thereto for a purchase price of $2,900,000, $1,950,000 of which was financed by the seller and $950,000 of which was expended by us as the cash required to close. The decrease in our working capital during the first quarter of our fiscal year 2013 was also caused by our using cash to pay for renovations at the New Restaurant which opened for business in December, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of December 28, 2013 held no equity securities.

Index

Interest Rate Risk

As part of our ongoing operations, we are exposed to interest rate fluctuations on our borrowings. As more fully described in Note 9 “Fair Value Measurements of Financial Instruments” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for our fiscal year ended September 28, 2013, we use interest rate swap agreements to manage these risks. These instruments are not used for speculative purposes but are used to modify variable rate obligations into fixed rate obligations.

At December 28, 2013, we had five variable rate debt instruments outstanding that are impacted by changes in interest rates. In July, 2010, we re-financed the mortgage loan encumbering our corporate offices (the “Refinanced Mortgage Loan”). In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”), and received a $1,600,000 term loan (the “$1.6M Term Loan”) the proceeds of which were ultimately used to purchase the shopping center, while permitting us to retain our working capital and cash reserves. In January, 2013, we re-financed the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”) and borrowed $1,595,000 from a non affiliated third party lender, (the “$1.595M Term Loan”), and used all of the net proceeds of this loan to re-finance the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates.

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following five (5) interest rate swap agreements:

(i)           One (1) interest rate swap agreement entered into July, 2010 relates to the Refinanced Mortgage Loan (the “Mortgage Loan Swap”). The Mortgage Loan Swap requires us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount. Under this method of accounting, at December 28, 2013, we determined that based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender, the fair value of the Mortgage Loan Swap was not material;

(ii)           The second interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at December 28, 2013, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

(iii)           The third interest rate swap agreement entered into in November, 2011 relates to the $1.6M Term Loan (the “$1.6M Term Loan Swap”). The $1.6M Term Loan Swap requires us to pay interest for a four (4) year period at a fixed rate of 3.43% on an initial amortizing notional principal amount of $1,600,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at December 28, 2013, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

(iv)           The fourth interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at December 28, 2013, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

Index

(v)           The fifth interest rate swap agreement entered into in January, 2013 relates to the $1.595M Term Loan (the “$1.595M Term Loan Swap”). The $1.595M Term Loan Swap requires us to pay interest for a forty two (42) month period at a fixed rate of 4.00% on an initial amortizing notional principal amount of $1,595,000, while receiving interest for the same period at LIBOR – 1 Month, plus 3.25%, on the same amortizing notional principal amount. We determined that at December 28, 2013, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

At December 28, 2013, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

Management’s Assessment on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's internal control over financial reporting.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 28, 2013, our internal control over financial reporting was effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” on page 10 of this Report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended September 28, 2013 for a discussion of other legal proceedings resolved in prior years.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, during the thirteen weeks ended December 28, 2013, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $10,000. During the thirteen weeks ended December 29, 2012, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $6,200.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 29, 2013– October 26, 2013	None			66,214
October 27, 2013 – November 30, 2013	None			66,214
December 1, 2013 –December 28, 2013	800	$12.52	800	65,414
Total as of December 28, 2013	800			65,414

Index

ITEM 6. EXHIBITS

The following exhibits are filed with this Report:

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

List of XBRL documents as exhibits 101

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLANIGAN'S ENTERPRISES, INC.

Date: February 11, 2014	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

