Form 10-Q
period 2014-03-29
FLANIGANS ENTERPRISES INC
filed 2014-05-13
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

Yes ☐    No ☒

On May 13, 2014, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013

REVENUES:
Restaurant food sales	$14,918	$13,994	$28,219	$26,036
Restaurant bar sales	4,510	4,007	8,516	7,484
Package store sales	3,801	3,716	7,462	7,266
Franchise related revenues	320	298	613	610
Rental income	124	149	254	301
Owner’s fee	37	37	75	75
Other operating income	61	54	107	96
	23,771	22,255	45,246	41,868

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	6,574	6,335	12,646	11,887
Package goods	2,653	2,630	5,238	5,133
Payroll and related costs	7,188	6,842	13,693	12,731
Occupancy costs	1,172	1,093	2,341	2,176
Selling, general and administrative expenses	4,108	3,950	8,036	7,900
	21,695	20,850	41,954	39,827
Income from Operations	2,076	1,405	3,292	2,041

OTHER INCOME (EXPENSE):
Interest expense	(193)	(198)	(388)	(412)
Interest and other income	74	126	92	140
	(119)	(72)	(296)	(272)

Income before Provision for Income Taxes	1,957	1,333	2,996	1,769

Provision for Income Taxes	(405)	(290)	(635)	(437)

Net Income	1,552	1,043	2,361	1,332

Less: (Net income) attributable to noncontrolling interests	(645)	(293)	(916)	(236)

Net Income attributable to stockholders	$907	$750	$1,445	$1,096

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Continued)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013

Net Income Per Common Share:
Basic and Diluted	$0.49	$0.40	$0.78	$0.59

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,859,257	1,859,003	1,859,622

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 29, 2014 (UNAUDITED) AND SEPTEMBER 28, 2013

(in thousands)

ASSETS

	March 29, 2014	September 28, 2013

CURRENT ASSETS:

Cash and cash equivalents	$8,155	$7,058
Prepaid income taxes	—	181
Due from franchisees	—	21
Other receivables	253	235
Inventories	3,103	2,701
Prepaid expenses	1,464	859
Deferred tax asset	337	467

Total Current Assets	13,312	11,522

Property and Equipment, Net	35,911	34,627

Investment in Limited Partnership	233	216

OTHER ASSETS:

Liquor licenses, net	630	630
Deferred tax asset	896	971
Leasehold purchases, net	976	1,043
Other	1,262	615

Total Other Assets	3,764	3,259

Total Assets	$53,220	$49,624

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 29, 2014 (UNAUDITED) AND SEPTEMBER 28, 2013

(in thousands)

(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 29, 2014	September 28, 2013

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$6,407	$5,985
Income taxes payable	28	—
Due to franchisees	1,847	1,661
Current portion of long term debt	2,236	1,477
Deferred rent	16	16

Total Current Liabilities	10,534	9,139

Long Term Debt, Net of Current Maturities	12,857	12,069

Deferred Rent, Net of Current Portion	122	130

Commitments and Contingencies

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	21,552	20,107
Treasury stock, at cost, 2,338,995 shares at March 29, 2014 and 2,338,195 shares at September 28, 2013	(6,077)	(6,067)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	22,135	20,700
Noncontrolling interest	7,572	7,586
Total equity	29,707	28,286

Total liabilities and equity	$53,220	$49,624

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY SIX WEEKS ENDED MARCH 29, 2014 AND MARCH 30, 2013

(in thousands)

	March 29, 2014	March 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,361	$1,332
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,207	1,226
Amortization of leasehold interests	67	67
Loss on abandonment of property and equipment	(6)	44
Deferred income tax	205	80
Deferred rent	(8)	(9)
Income from unconsolidated limited partnership	(33)	(32)
Changes in operating assets and liabilities: (increase) decrease in
Due from franchisees	21	(164)
Other receivables	(17)	132
Prepaid income taxes	181	—
Inventories	(402)	(230)
Prepaid expenses	864	372
Other assets	(671)	(27)
Increase (decrease) in:
Accounts payable and accrued expenses	420	537
Income taxes payable	28	39
Due to franchisees	186	215
Net cash and cash equivalents provided by operating activities	4,403	3,582

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(1,360)	(2,426)
Deposit on property and equipment	(84)	(91)
Proceeds from sale of fixed assets	35	26
Distributions from unconsolidated limited partnership	16	8
Net cash and cash equivalents used in investing activities	(1,393)	(2,483)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY SIX WEEKS ENDED MARCH 29, 2014 AND MARCH 30, 2013

(in thousands)

(Continued)

	March 29, 2014	March 30, 2013

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(973)	(4,296)
Proceeds from debt	—	3,000
Purchase of treasury stock	(10)	(6)
Purchase of noncontrolling limited partnership interests	(145)	(5)
Distributions to limited partnership’s noncontrolling interests	(785)	(568)

Net cash and cash equivalents used in financing activities	(1,913)	(1,875)

Net Increase (Decrease) in Cash and Cash Equivalents	1,097	(776)

Beginning of Period	7,058	7,221

End of Period	$8,155	$6,445

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$388	$412
Income taxes	$220	$318

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,469	$500
Purchase deposits transferred to property and equipment	$62	$292
Purchase of property in exchange for debt	$900	$1,950
Purchase of vehicles in exchange for debt	$152	$—

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 29, 2014

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the periods ended March 29, 2014 and March 30, 2013 are unaudited. Financial information as of September 28, 2013 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 28, 2013. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 2 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potentially dilutive common stock equivalents. As of March 29, 2014 and March 30, 2013, no stock options were outstanding.

(3) RECENT ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Adopted

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. This ASU is not expected to have a significant impact on our condensed consolidated financial statements.

Index

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

Issued

There were no recently issued accounting pronouncements during the second quarter of our fiscal year 2014 that we believe will have a material impact on our consolidated financial statements.

(4) INVESTMENT IN REAL PROPERTY FINANCED BY DEBT:

Fort Lauderdale, Florida

During the second quarter of our fiscal year 2014, we closed on the purchase from an unrelated third party of the real property and improvements, (“Property”) where our franchised restaurant located at 1479 East Commercial Boulevard, Fort Lauderdale, Florida, (Store #15) operates. A corporation, owned by one of our board members, who is also the brother of our Chairman of the Board, acts as sole general partner of this limited partnership which has owned and operated this franchised restaurant since April 1, 1997. We acquired the Property subject to a 10 1/2 year lease, including renewal options, in favor of our franchisee. We paid $1,250,000 for the Property, $900,000 of which was financed by the seller pursuant to a purchase money mortgage (the “$900K Mortgage Loan”). Our repayment obligations under the $900K Mortgage Loan are secured by a first mortgage on the Property. The $900K Mortgage Loan bears interest at the rate of 7.5% annually and is amortized over twenty (20) years, with our monthly payment of principal and interest totaling $7,250. In the event we elect to pre-pay the $900K Mortgage Loan during the first seven (7) years, we will incur a pre-payment penalty equal to six (6) monthly payments of principal and interest or $43,500.

(5) RECENT EXTENSION OF EXISTING LEASE FOR EXISTING LOCATION:

Fort Lauderdale, Florida

During the second quarter of our fiscal year 2014, we extended our lease for the package liquor store we own located at 959 State Road 84, Fort Lauderdale, Florida (Store #8) for a period of five (5) years through April 30, 2019, with two (2) five (5) year renewal options. The amendment to the lease for the extended term (i) increases the size of the leased premises from 1,942 square feet to approximately 4,084 square feet, which additional square footage will be used for storage, and increases the rent and common area charges accordingly; and (ii) subjects the rent to a 3% fixed increase annually.

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

(7) STOCK OPTION PLANS:

We have one stock option plan under which qualified stock options may be granted to our officers and other employees. Under this plan, the exercise price for the qualified stock options must be no less than 100% of the fair market value of the Company’s Common Stock on the date the options are granted. In general, options granted under our stock option plan expire after a five (5) year period and generally vest no later than one (1) year from the date of grant. As of March 29, 2014, no options to acquire shares were outstanding. Under this plan, options to acquire an aggregate of 45,000 shares are available for grant.

No stock options were granted during the twenty six weeks ended March 29, 2014, nor were stock options granted during the twenty six weeks ended March 30, 2013.

No stock options were exercised during the twenty six weeks ended March 29, 2014, nor were stock options exercised during the twenty six weeks ended March 30, 2013.

There was no stock option activity during the twenty six weeks ended March 29, 2014, nor was there stock option activity during the twenty six weeks ended March 30, 2013.

(8) ACQUISITIONS:

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, during the thirteen weeks ended March 29, 2014, we did not purchase any shares of our common stock. During the twenty six weeks ended March 29, 2014, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $10,000. During the thirteen weeks ended March 30, 2013, we did not purchase any shares of our common stock. During the twenty six weeks ended March 30, 2013, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $6,200.

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

Index

(10) SUBSEQUENT EVENTS:

Subsequent to the end of the second quarter of our fiscal year 2014, we modified and/or satisfied the following mortgages held by related mortgagees:

(i)           We satisfied our mortgage payable to a related third party, (formerly an unrelated third party), which mortgage was originally in the principal amount of $450,000 and secured by a first mortgage on real property and improvements, bearing interest at 10.0%; amortized over 30 years, payable in monthly installments of principal and interest of approximately $4,000, with a final payment of $425,494, including the principal balance and accrued interest;

(ii)           We partially prepaid the principal balance on our mortgage payable to a related third party, (formerly an unrelated third party), which mortgage had an original principal amount of $850,000, with a payment of $74,000, thereby reducing its current principal balance to $622,107 and modified its terms to bear interest at 5% annually, amortized over 15 years, payable in monthly installments of principal and interest of approximately $4,920, with a balloon payment of approximately $391,882 in April, 2021. The mortgage is still secured by first mortgage on real property and improvements;

(iii)          We partially prepaid the principal balance on our mortgage payable to a related third party with a payment of $440,000, which mortgage had an original principal amount of $1,000,000, thereby reducing its current principal balance to $440,000 and modified its terms to bear interest at 5% annually, amortized over 15 years, payable in monthly installments of principal and interest of approximately $3,479, with a balloon payment of approximately $277,168 in April, 2021. The mortgage is still secured by first mortgage on real property and improvements; and

(iv)          We modified the terms on our mortgage payable to a related third party, which mortgage had an original principal amount of $850,000 and current principal balance of $755,950, to bear interest at 5% annually, amortized over 15 years, payable in monthly installments of principal and interest of approximately $5,978, with a balloon payment of approximately $476,193 in April, 2021. The mortgage is still secured by first mortgage on real property and improvements.

Subsequent events have been evaluated through the date these condensed consolidated financial statements were issued. Except as disclosed above, no events required disclosure.

(11) BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks and twenty six weeks ended March 29, 2014 and March 30, 2013, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

Index

	(in thousands)
	Thirteen Weeks Ending March 29, 2014	Thirteen Weeks Ending March 30, 2013
Operating Revenues:
Restaurants	$19,428	$18,001
Package stores	3,801	3,716
Other revenues	542	538
Total operating revenues	$23,771	$22,255

Income from Operations Reconciled to Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$2,402	$1,796
Package stores	286	313
	2,688	2,109
Corporate expenses, net of other Revenues	(612)	(704)
Operating income	2,076	1,405
Other income (expense)	(119)	(72)
Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests	$1,957	$1,333

Depreciation and Amortization:
Restaurants	$489	$451
Package stores	51	97
	540	548
Corporate	102	117
Total Depreciation and Amortization	$642	$665

Capital Expenditures:
Restaurants	$1,536	$307
Package stores	100	34
	1,636	341
Corporate	275	98
Total Capital Expenditures	$1,911	$439

	Twenty Six Weeks Ending March 29, 2014	Twenty Six Weeks Ending March 30, 2013
Operating Revenues:
Restaurants	$36,735	$33,520
Package stores	7,462	7,266
Other revenues	1,049	1,082
Total operating revenues	$45,246	$41,868

Income from Operations Reconciled to Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$3,949	$2,734
Package stores	531	599
	4,480	3,333
Corporate expenses, net of other Revenues	(1,188)	(1,292)
Operating income	3,292	2,041
Other income (expense)	(296)	(272)
Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests	$2,996	$1,769

Depreciation and Amortization:
Restaurants	$967	$869
Package stores	102	193
	1,069	1,062
Corporate	205	231
Total Depreciation and Amortization	$1,274	$1,293

Capital Expenditures:
Restaurants	$1,984	$1,941
Package stores	160	45
	2,144	1,986
Corporate	330	2,682
Total Capital Expenditures	$2,474	$4,668

Index

	March 29,	September 28,
	2014	2013
Identifiable Assets:
Restaurants	$30,075	$27,460
Package store	5,001	4,490
	35,076	31,950
Corporate	18,144	17,674
Consolidated Totals	$53,220	$49,624

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

At March 29, 2014, we (i) operated 25 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants, (one restaurant of which we operate), and three combination restaurants/package stores. The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of March 29, 2014 and as compared to March 30, 2013 and September 28, 2013. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

Index

Types of Units	March 29, 2014	September 28, 2013	March 30, 2013
Company Owned:
Combination package and restaurant	4	4	4
Restaurant only	5	5	5
Package store only	5	5	5

Company Operated Restaurants Only:
Limited Partnerships	9	9	9
Franchise	1	1	1
Unrelated Third Party	1	1	1

Company Owned Club:	1	1	1

Total Company Owned/Operated Units	26	26	26
Franchised Units	5	5	5	(1)

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned and managed by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of available cash to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of March 29, 2014, limited partnerships owning three (3) restaurants, (Surfside, Florida, Kendall, Florida and West Miami, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. Subsequent to March 29, 2014, the limited partnership owning the restaurant in Pinecrest, Florida returned all cash invested and we will receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership. In addition to its receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

Index

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	March 29, 2014		March 30, 2013
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$14,918	64.22	$13,994	64.44
Restaurant bar sales	4,510	19.42	4,007	18.45
Package store sales	3,801	16.36	3,716	17.11

Total Sales	$23,229	100.00	$21,717	100.00

Franchise related revenues	320		298
Rental income	124		149
Owner’s fee	37		37
Other operating income	61		54

Total Revenue	$23,771		$22,255

	-----------------------Twenty Six Weeks Ended-----------------------
	March 29, 2014		March 30, 2013
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$28,219	63.85	$26,036	63.84
Restaurant bar sales	8,516	19.27	7,484	18.35
Package store sales	7,462	16.88	7,266	17.81

Total Sales	$44,197	100.00	$40,786	100.00

Franchise related revenues	613		610
Rental income	254		301
Owner’s fee	75		75
Other operating income	107		96

Total Revenue	$45,246		$41,868

Comparison of Thirteen Weeks Ended March 29, 2014 and March 30, 2013.

Revenues. Total revenue for the thirteen weeks ended March 29, 2014 increased $1,516,000 or 6.81% to $23,771,000 from $22,255,000 for the thirteen weeks ended March 30, 2013.

Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants (food sales) totaled $14,918,000 for the thirteen weeks ended March 29, 2014 as compared to $13,994,000 for the thirteen weeks ended March 30, 2013. Comparable weekly food sales (for restaurants open for all of the second quarter of our fiscal year 2014 and the second quarter of our fiscal year 2013, which consists of eight restaurants owned by us and nine restaurants owned by affiliated limited partnerships) was $1,147,000 and $1,076,000 for the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively, an increase of 6.60%. Comparable weekly food sales for Company owned restaurants was $530,000 and $494,000 for the second quarter of our fiscal year 2014 and the second quarter of our fiscal year 2013, respectively, an increase of 7.29%. Comparable weekly food sales for affiliated limited partnership owned restaurants was $617,000 and $582,000 for the second quarter of our fiscal year 2014 and the second quarter of our fiscal year 2013, respectively, an increase of 6.01%.

Index

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $4,510,000 for the thirteen weeks ended March 29, 2014 as compared to $4,007,000 for the thirteen weeks ended March 30, 2013 primarily due to an increase in prices Comparable weekly bar sales (for restaurants open for all of the second quarter of our fiscal years 2014 and 2013, which consists of eight restaurants owned by us and nine restaurants owned by affiliated limited partnerships) was $347,000 for the thirteen weeks ended March 29, 2014 and $308,000 for the thirteen weeks ended March 30 2013, an increase of 12.66%. Comparable weekly bar sales for Company owned restaurants was $148,000 and $132,000 for the second quarter of our fiscal year 2014 and the second quarter of our fiscal year 2013, respectively, an increase of 12.12%. Comparable weekly bar sales for affiliated limited partnership owned restaurants was $199,000 and $176,000 for the second quarter of our fiscal year 2014 and the second quarter of our fiscal year 2013, respectively, an increase of 13.07%.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores (package store sales) totaled $3,801,000 for the thirteen weeks ended March 29, 2014 as compared to $3,716,000 for the thirteen weeks ended March 30, 2013, an increase of $85,000. The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the second quarter of our fiscal years 2014 and 2013), was $292,000 for the thirteen weeks ended March 29, 2014 as compared to $286,000 for the thirteen weeks ended March 30, 2013, an increase of 2.10%. We expect package liquor store sales to remain stable throughout the balance of our fiscal year 2014.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended March 29, 2014 increased $845,000 or 4.05% to $21,695,000 from $20,850,000 for the thirteen weeks ended March 30, 2013. The increase was primarily due to an expected general increase in food costs, offset by a decrease in the cost of ribs and actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2014 for the same reasons. Operating costs and expenses decreased as a percentage of total sales to approximately 91.27% in the second quarter of our fiscal year 2014 from 93.69% in the second quarter of our fiscal year 2013.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food sales and bar sales for the thirteen weeks ended March 29, 2014 increased to $12,854,000 from $11,666,000 for the thirteen weeks ended March 30, 2013. Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of restaurant food sales and bar sales), was 66.16% for the thirteen weeks ended March 29, 2014 and 64.81% for the thirteen weeks ended March 30, 2013. We anticipate that our gross profit for restaurant food and bar sales will increase throughout the balance of our fiscal year 2014 due primarily to a decrease in our cost of ribs during calendar year 2014.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended March 29, 2014 increased to $1,148,000 from $1,086,000 for the thirteen weeks ended March 30, 2013. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package liquor store sales was 30.20% for the thirteen weeks ended March 29, 2014 and 29.22% for the thirteen weeks ended March 30, 2013. We anticipate that the gross profit margin for package store sales will remain stable throughout the balance of our fiscal year 2014.

Index

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended March 30, 2013 increased $346,000 or 5.06% to $7,188,000 from $6,842,000 for the thirteen weeks ended March 30, 2013. Payroll and related costs as a percentage of total sales was 30.24% in the second quarter of our fiscal year 2014 and 30.74% of total sales in the second quarter of our fiscal year 2013.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended March 29, 2014 increased $79,000 or 7.23% to $1,172,000 from $1,093,000 for the thirteen weeks ended March 30, 2013. We anticipate that our occupancy costs will remain stable throughout the balance of our fiscal year 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended March 29, 2014 increased $158,000 or 4.00% to $4,108,000 from $3,950,000 for the thirteen weeks ended March 30, 2013. Selling, general and administrative expenses decreased as a percentage of total sales in the second quarter of our fiscal year 2014 to approximately 17.28% as compared to 17.75% in the second quarter of our fiscal year 2013. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2014 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense for the thirteen weeks ended March 29, 2014 decreased $23,000 or 3.46% to $642,000 from $665,000 from the thirteen weeks ended March 30, 2013. As a percentage of total revenue, depreciation and amortization expense was 2.70% of revenue in the thirteen weeks ended March 29, 2014 and 2.99% of revenue in the thirteen weeks ended March 30, 2013.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended March 29, 2014 decreased $5,000 to $193,000 from $198,000 for the thirteen weeks ended March 30, 2013.

Net Income. Net income for the thirteen weeks ended March 29, 2014 increased $509,000 or 48.80% to $1,552,000 from $1,043,000 for the thirteen weeks ended March 30, 2013. As a percentage of sales, net income for the second quarter of our fiscal year 2014 is 6.53%, as compared to 4.69% in the second quarter of our fiscal year 2013.

Net Income Attributable to Stockholders. Net income attributed to stockholders for the thirteen weeks ended March 29, 2014 increased $157,000 or 20.93% to $907,000 from $750,000 for the thirteen weeks ended March 30, 2013. As a percentage of sales, net income attributed to stockholders for the second quarter of our fiscal year 2014 is 3.82%, as compared to 3.37% in the second quarter of our fiscal year 2013.

Comparison of Twenty Six Weeks Ended March 29, 2014 and March 30, 2013.

Revenues. Total revenue for the twenty six weeks ended March 29, 2014 increased $3,378,000 or 8.07% to $45,246,000 from $41,868,000 for the twenty six weeks ended March 30, 2013. This increase resulted in part from increased sales at a limited partnership-owned restaurant location in Miami, Florida, which opened for business on December 27, 2012 (the “New Restaurant”) ($1,800,000 of revenue during the twenty six weeks ended March 29, 2014 as compared to $960,000 of revenue during the twenty six weeks ended March 30, 2013). Without giving effect to the increase in revenue generated at the New Restaurant, ($840,000), total revenue for the twenty six weeks ended March 29, 2014 would have increased $2,538,000 or 6.06% to $44,406,000 from $41,868,000 for the twenty six weeks ended March 30, 2013.

Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants (food sales) totaled $28,219,000 for the twenty six weeks ended March 29, 2014 as compared to $26,036,000 for the twenty six weeks ended March 30, 2013. The increase in restaurant food sales resulted primarily from the increase in sales at the New Restaurant ($1,256,000 of revenue from the sale of food during the twenty six weeks ended March 29, 2014 as compared to $685,000 of revenue from the sale of food during the twenty six weeks ended March 30, 2013). Without giving effect to the increase in revenue generated from food sales at the New Restaurant ($571,000) for the twenty six weeks ended March 29, 2014, restaurant revenue generated from the sale of food during the twenty six weeks ended March 29, 2014, would have increased $1,612,000 or 6.19% to $27,648,000 from $26,036,000 for the twenty six weeks ended March 30, 2013. Comparable weekly food sales (for restaurants open for all of the first and second quarters of our fiscal years 2014 and 2013, which consists of eight restaurants owned by us and eight restaurants owned by affiliated limited partnerships and does not include operations at the New Restaurant) was $1,037,000 and $975,000 for the twenty six weeks ended March 29, 2014 and March 30, 2013, respectively, an increase of 6.36%. Comparable weekly food sales for Company owned restaurants was $493,000 and $460,000 for the twenty six weeks ended March 29, 2014 and March 30, 2013, respectively, an increase of 7.17%. Comparable weekly food sales for affiliated limited partnership owned restaurants was $544,000 and $515,000 for the twenty six weeks ended March 29, 2014 and March 30, 2013, respectively, an increase of 5.63%.

Index

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $8,516,000 for the twenty six weeks ended March 29, 2014 as compared to $7,484,000 for the twenty six weeks ended March 30, 2013. The increase in bar sales resulted partially from the increase in sales at the New Restaurant ($544,000 of revenue from bar sales during the twenty six weeks ended March 29, 2014 as compared to $275,000 of revenue from bar sales during the twenty six weeks ended March 30, 2013). Without giving effect to the increase in revenue generated from bar sales at the New Restaurant, ($269,000), for the twenty six weeks ended March 29, 2014, restaurant revenue generated from bar sales during the twenty six weeks ended March 29, 2014, would have increased $763,000 or 10.20% to $8,247,000 from $7,484,000 for the twenty six weeks ended March 30, 2013. Comparable weekly bar sales (for restaurants open for all of the first and second quarters of our fiscal years 2014 and 2013, which consists of eight restaurants owned by us and eight restaurants owned by affiliated limited partnerships and does not include operations at the New Restaurant) was $307,000 for the twenty six weeks ended March 29, 2014 and $278,000 for the twenty six weeks ended March 30, 2013, an increase of 10.43%. Comparable weekly bar sales for Company owned restaurants was $138,000 and $125,000 for the twenty six weeks ended March 29, 2014 and March 30, 2013, respectively, an increase of 10.40%. Comparable weekly bar sales for affiliated limited partnership owned restaurants was $169,000 and $153,000 for the twenty six weeks ended March 29, 2014 and March 30, 2013, respectively, an increase of 10.46%.

Package Store Sales. Revenue generated from sales of liquor and related items at package stores (package store sales) totaled $7,462,000 for the twenty six weeks ended March 29, 2014 as compared to $7,266,000 for the twenty six weeks ended March 30, 2013, an increase of $196,000. The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the first and second quarters of our fiscal years 2014 and 2013) was $287,000 and $279,000 for the twenty six weeks ended March 29, 2014 and March 30, 2013, respectively, an increase of 2.87%. Package liquor store sales are expected to remain stable throughout the balance of our fiscal year 2014.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the twenty six weeks ended March 29, 2014 increased $2,127,000 or 5.34% to $41,954,000 from $39,827,000 for the twenty six weeks ended March 30, 2013. The increase was primarily due to the costs related to the New Restaurant and to a general increase in food costs, offset by a decrease in the cost of ribs and actions taken by management to reduce and/or control costs and expenses. Operating costs and expenses decreased as a percentage of total sales to approximately 92.72% for the twenty six weeks ended March 29, 2014 from 95.13% for the twenty six weeks ended March 30, 2013.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Index

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the twenty six weeks ended March 29, 2014 increased to $24,089,000 from $21,633,000 for the twenty six weeks ended March 30, 2013. Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of food sales and bar sales), was 65.58% for the twenty six weeks ended March 29, 2014 and 64.54% for the twenty six weeks ended March 30, 2013. We anticipate that our gross profit for restaurant food and bar sales will decrease during the balance of our fiscal year 2014 due to higher food costs, offset by a decrease in our cost of ribs during calendar year 2014.

Package Store Sales. Gross profit for package store sales for the twenty six weeks ended March 29, 2014 increased to $2,224,000 from $2,133,000 for the twenty six weeks ended March 30, 2013. Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), was 29.80% for the twenty six weeks ended March 29, 2014 compared to 29.36% for the twenty six weeks ended March 30, 2013. We anticipate that the gross profit margin for package store sales will remain stable throughout the balance of our fiscal year 2014.

Payroll and Related Costs. Payroll and related costs for the twenty six weeks ended March 29, 2014, increased $962,000 or 7.56% to $13,693,000 from $12,731,000 for the twenty six weeks ended March 30, 2013 due primarily to the increased payroll and related costs associated with the New Restaurant for the twenty six weeks ended March 29, 2014 as compared to the twenty six weeks ended March 30, 2013. Payroll and related costs as a percentage of total sales was 30.26% for the twenty six weeks ended March 29, 2014 and 30.41% of total sales for the twenty six weeks ended March 30, 2013.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the twenty six weeks ended March 29, 2014 increased $165,000 or 7.58% to $2,341,000 from $2,176,000 for the twenty six weeks ended March 30, 2013. Our occupancy costs increased primarily due to increasing percentage rents at various locations, offset in part by the termination of rent (as a result of our acquiring the parcels) for the two parcels of real property contiguous to the real property we own where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates and which we leased for non-exclusive parking. We anticipate that our occupancy costs will remain stable throughout our fiscal year 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the twenty six weeks ended March 29, 2014 increased $136,000 or 1.72% to $8,036,000 from $7,900,000 for the twenty six weeks ended March 30, 2013. Selling, general and administrative expenses decreased as a percentage of total sales for the twenty six weeks ended March 29, 2014 to 17.76% as compared to 18.87% for the twenty six weeks ended March 30, 2013. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2014 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense for the twenty six weeks ended March 29, 2014 decreased $19,000 or 1.47% to $1,274,000 from $1,293,000 from the twenty six weeks ended March 30, 2013. As a percentage of total revenue, depreciation and amortization expense was 2.82% of revenue in the twenty six weeks ended March 29, 2014 and 3.09% of revenue in the twenty six weeks ended March 30, 2013.

Interest Expense, Net. Interest expense, net, for the twenty six weeks ended March 29, 2014 decreased $24,000 to $388,000 from $412,000 for the twenty six weeks ended March 30, 2013. Interest expense decreased moderately ($24,000) during the twenty six weeks of our fiscal year 2014 primarily due (i) to the lower monthly installments of interest as a result of the mortgage loan (in the principal amount of $1,405,000) and the term loan (in the principal amount of $1,595,000) used to re-finance the mortgage on the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates and (ii) the repayment of the principal balance of our term loan from July, 2010, ($323,000) offset by the interest paid on the $1.95 million purchase money mortgage used to purchase the two parcels of real property, one of which is contiguous to the real property we own where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates.

Index

Net Income. Net income for the twenty six weeks ended March 29, 2014 increased $1,029,000 or 77.25% to $2,361,000 from $1,332,000 for the twenty six weeks ended March 30, 2013. As a percentage of sales, net income for the twenty six weeks ended March 29, 2014 is 5.22% as compared to 3.18% for the twenty six weeks ended March 30, 2013.

Net Income Attributable to Stockholders. Net income attributable to stockholders for the twenty six weeks ended March 29, 2014 increased $349,000 or 31.84% to $1,445,000 from $1,096,000 for the twenty six weeks ended March 30, 2013. As a percentage of sales, net income attributable to stockholders for the twenty six weeks ended March 29, 2014 is 3.19%, as compared to 2.62% for the twenty six weeks ended March 30, 2013.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During the second quarter and twenty six weeks of our fiscal year 2014, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

During the twenty six weeks ended March 30, 2013, the New Restaurant operated at a net loss of $276,000, primarily due to pre-opening costs including but not limited to pre-opening rent expense in the amount of $62,000 which we recognize on a straight line basis over the term of the lease, thus contributing to a reduction in the operating income for the period.

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

Liquidity and Capital Resources

We fund our operations through cash from operations. As of March 29, 2014, we had cash of approximately $8,155,000, an increase of $1,097,000 from our cash balance of $7,058,000 as of September 28, 2013. The increase in cash as of March 29, 2014 was primarily due to the absence of extraordinary payments made during the thirteen weeks ended March 29, 2014. Management believes that the Company’s current cash availability from its cash on hand and the expected cash from operations will be sufficient to fund operations and capital expenditures for at least the next twelve months.

Index

Cash Flows

The following table is a summary of our cash flows for the twenty six weeks ended March 29, 2014 and March 30, 2013.

	---------Twenty Six Weeks Ended--------
	March 29, 2014	March 30, 2013
	(in Thousands)

Net cash provided by operating activities	$4,403	$3,582
Net cash used in investing activities	(1,393)	(2,483)
Net cash used in financing activities	(1,913)	(1,875)

Net Increase (Decrease) in Cash and Cash Equivalents	1,097	(776)

Cash and Cash Equivalents, Beginning	7,058	7,221

Cash and Cash Equivalents, Ending	$8,155	$6,445

We did not declare or pay a cash dividend on our capital stock in the twenty six weeks of our fiscal years 2014 or 2013. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. We acquired property and equipment of $2,474,000, (of which $1,052,000 was financed and $62,000 of deposits recorded in other assets as of September 28, 2013), during the twenty six weeks ended March 29, 2014, which amount included $419,000 for two (2) limited partnership and three (3) Company owned restaurants. During the twenty six weeks ended March 30, 2013, we acquired property and equipment of $4,668,000, (of which $1,950,000 was financed and $292,000 of deposits recorded in other assets as of September 29, 2012), which amount included $1,280,000 for renovations at the New Restaurant and $62,000 for one (1) limited partnership and one (1) Company owned restaurant.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2014 to be approximately $875,000, of which $419,000 has been spent through March 29, 2014.

Long Term Debt

As of March 29, 2014, we had long term debt of $15,093,000, as compared to $14,565,000 as of March 30, 2013, and $13,546,000 as of September 28, 2013. As of March 29, 2014, we are in compliance with the covenants of all loans with our lender.

Index

As of March 29, 2014, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $1,296,000.

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended March 29, 2014, March 30, 2013 and our fiscal year ended September 28, 2013.

Item	Mar. 29, 2014	Mar. 30, 2013	Sept. 28, 2013
	(in Thousands)

Current Assets	$13,312	$10,965	$11,522
Current Liabilities	10,534	9,189	9,139
Working Capital	$2,778	$1,776	$2,383

Our working capital as of March 29, 2014 increased by 56.42% from our working capital as of March 30, 2013 and increased by 16.58% from our working capital as of September 28, 2013. During the second quarter of our fiscal year 2014, we acquired the real property and improvements, (“Property”) where our franchised restaurant located at 1479 East Commercial Boulevard, Fort Lauderdale, Florida, (Store #15) operates for a purchase price of $1,250,000, $900,000 of which was financed by the seller pursuant to the $900K Mortgage Loan and $350,000 of which was expended by us as the cash required to close. During the first quarter of our fiscal year 2013, we acquired the two parcels of real property, one of which is contiguous to the real property we own where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates and the other of which is contiguous thereto for a purchase price of $2,900,000, $1,950,000 of which was financed by the seller pursuant to the $1.95M Mortgage Loan and $950,000 of which was expended by us as the cash required to close. The decrease in our working capital during the 1st quarter of our fiscal year 2013 was also caused by our paying for renovations at the New Restaurant. While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures throughout the balance of our fiscal year 2014.

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

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of March 29, 2014 held no equity securities.

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

At March 29, 2014, we had five variable rate debt instruments outstanding that are impacted by changes in interest rates. In July, 2010, we re-financed the mortgage loan encumbering our corporate offices (the “Refinanced Mortgage Loan”). In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”), and received a $1,600,000 term loan (the “$1.6M Term Loan”) the proceeds of which were ultimately used to purchase the shopping center, while permitting us to retain our working capital and cash reserves. In January, 2013, we re-financed the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”) and borrowed $1,595,000 from a non affiliated third party lender, (the “$1.595M Term Loan”), and used all of the net proceeds of this loan to re-finance the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates.

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following five (5) interest rate swap agreements:

(i)     One (1) interest rate swap agreement entered into July, 2010 relates to the Refinanced Mortgage Loan (the “Mortgage Loan Swap”). The Mortgage Loan Swap requires us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount. Under this method of accounting, at March 29, 2014, we determined that based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender, the fair value of the Mortgage Loan Swap was not material;

(ii)     The second interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at March 29, 2014, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

(iii)     The third interest rate swap agreement entered into in November, 2011 relates to the $1.6M Term Loan (the “$1.6M Term Loan Swap”). The $1.6M Term Loan Swap requires us to pay interest for a four (4) year period at a fixed rate of 3.43% on an initial amortizing notional principal amount of $1,600,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at March 29, 2014, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

Index

(iv)     The fourth interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at March 29, 2014, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(v)     The fifth interest rate swap agreement entered into in January, 2013 relates to the $1.595M Term Loan (the “$1.595M Term Loan Swap”). The $1.595M Term Loan Swap requires us to pay interest for a forty two (42) month period at a fixed rate of 4.00% on an initial amortizing notional principal amount of $1,595,000, while receiving interest for the same period at LIBOR – 1 Month, plus 3.25%, on the same amortizing notional principal amount. We determined that at March 29, 2014, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

At March 29, 2014, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

Management’s Assessment on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's internal control over financial reporting.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 29, 2014, our internal control over financial reporting was effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirteen weeks ended March 29, 2014 and March 30, 2013, we did not purchase any shares of our common stock. As of March 29, 2014, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors on May 17, 2007.

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

FLANIGAN'S ENTERPRISES, INC.

Date: May 13, 2014	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

