Form 10-Q
period 2014-06-28
FLANIGANS ENTERPRISES INC
filed 2014-08-12
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

Yes ☐  No☒

On August 12, 2014, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

REVENUES:
Restaurant food sales	$14,599	$13,526	$42,818	$39,562
Restaurant bar sales	4,363	3,841	12,879	11,325
Package store sales	3,279	3,066	10,741	10,332
Franchise related revenues	338	341	951	951
Rental income	140	144	394	445
Owner’s fee	38	38	113	113
Other operating income	60	56	167	152
	22,817	21,012	68,063	62,880

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	6,598	5,964	19,244	17,851
Package goods	2,286	2,107	7,524	7,240
Payroll and related costs	6,929	6,477	20,622	19,208
Occupancy costs	1,159	1,105	3,500	3,281
Selling, general and administrative expenses	3,873	3,730	11,909	11,530
	20,845	19,383	62,799	59,110
Income from Operations	1,972	1,629	5,264	3,770

OTHER INCOME (EXPENSE):
Interest expense	(186)	(210)	(574)	(622)
Interest and other income	39	15	131	55
	(147)	(195)	(443)	(567)

Income before Provision for Income Taxes	1,825	1,434	4,821	3,203

Provision for Income Taxes	(435)	(315)	(1,070)	(752)

Net income before income attributable to noncontrolling interests	1,390	1,119	3,751	2,451

Less: Net income attributable to noncontrolling interests	$(533)	$(459)	$(1,449)	$(695)

Net income attributable to stockholders	$857	$660	$2,302	$1,756

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Continued)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net Income Per Common Share:
Basic and Diluted	$0.46	$0.35	$1.24	$0.94

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,859,257	1,858,884	1,859,500

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 28, 2014 (UNAUDITED) AND SEPTEMBER 28, 2013

(in thousands)

ASSETS

	June 28, 2014	September 28, 2013

CURRENT ASSETS:

Cash and cash equivalents	$7,435	$7,058
Prepaid income taxes	10	181
Due from franchisees	—	21
Other receivables	344	235
Inventories	3,092	2,701
Prepaid expenses	1,427	859
Deferred tax asset	366	467

Total Current Assets	12,674	11,522

Property and Equipment, Net	35,979	34,627

Investment in Limited Partnership	233	216

OTHER ASSETS:

Liquor licenses, net	630	630
Deferred tax asset	890	971
Leasehold purchases, net	943	1,043
Other	1,151	615

Total Other Assets	3,614	3,259

Total Assets	$52,500	$49,624

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 28, 2014 (UNAUDITED) AND SEPTEMBER 28, 2013

(in thousands)

(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 28, 2014	September 28, 2013

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$6,328	$5,985
Due to franchisees	1,768	1,661
Current portion of long term debt	2,039	1,477
Deferred rent	—	16

Total Current Liabilities	10,135	9,139

Long Term Debt, Net of Current Maturities	11,577	12,069

Deferred Rent, Net of Current Portion	134	130

Commitments and Contingencies

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	22,409	20,107
Treasury stock, at cost, 2,338,995 shares at June 28, 2014 and 2,338,195 shares at September 28, 2013	(6,077)	(6,067)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	22,992	20,700
Noncontrolling interest	7,662	7,586
Total equity	30,654	28,286

Total liabilities and equity	$52,500	$49,624

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JUNE 28, 2014 AND JUNE 29, 2013

(in thousands)

	June 28, 2014	June 29, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$3,751	$2,451
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,825	1,846
Amortization of leasehold purchases	101	100
(Gain)/Loss on abandonment of property and equipment	(23)	49
Deferred income tax	182	1
Deferred rent	(12)	(12)
Income from unconsolidated limited partnership	(43)	(50)
Changes in operating assets and liabilities: (increase) decrease in
Due from franchisees	21	(127)
Other receivables	(109)	(15)
Prepaid income taxes	171	—
Inventories	(391)	(409)
Prepaid expenses	901	522
Other assets	(577)	(26)
Increase (decrease) in:
Accounts payable and accrued expenses	341	458
Income taxes payable	—	37
Due to franchisees	107	201
Net cash and cash equivalents provided by operating activities:	6,245	5,026

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(1,952)	(2,754)
Deposit on property and equipment	(88)	(96)
Proceeds from the sale of fixed assets	53	48
Distributions from unconsolidated limited Partnerships	26	12
Net cash and cash equivalents used in investing activities:	(1,961)	(2,790)

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JUNE 28, 2014 AND JUNE 29, 2013

(in thousands)

(Continued)

	June 28, 2014	June 29, 2013

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(2,524)	(4,852)
Proceeds from debt	—	3,000
Purchase of treasury stock	(10)	(6)
Distributions to limited partnership minority partners	(1,228)	(909)
Purchase of non-controlling interest	(145)	(5)
Net cash and cash equivalents used in financing activities:	(3,907)	(2,772)

Net Increase (Decrease) in Cash and Cash Equivalents	377	(536)

Beginning of Period	7,058	7,221

End of Period	$7,435	$6,685

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$574	$622
Income taxes	$716	$714

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,469	$282
Purchase deposits transferred to property and equipment	$62	$292
Purchase of property in exchange for debt	$900	$1,950
Purchase of vehicles in exchange for debt	$226	$43

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 28, 2014

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the periods ended June 28, 2014 and June 29, 2013 are unaudited. Financial information as of September 28, 2013 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 28, 2013. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 2 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potentially dilutive common stock equivalents. As of June 28, 2014 and June 29, 2013, no stock options were outstanding.

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

Issued

There were no recently issued accounting pronouncements during the third quarter of our fiscal year 2014 that we believe will have a material impact on our condensed consolidated financial statements.

(4) INVESTMENT IN REAL PROPERTY FINANCED BY DEBT:

Fort Lauderdale, Florida

During the second quarter of our fiscal year 2014, we closed on the purchase of the real property and improvements, (“Property”) where our franchised restaurant located at 1479 East Commercial Boulevard, Fort Lauderdale, Florida, (Store #15) operates. A corporation, owned by one of our board members, acts as sole general partner of a limited partnership which has owned and operated this franchised restaurant since April 1, 1997. We purchased the Property subject to the lease which remains in effect. We paid $1,250,000 for the Property, $900,000 of which was financed by the seller pursuant to a purchase money mortgage (the “$900K Mortgage Loan”). Our repayment obligations under the $900K Mortgage Loan are secured by a first mortgage on the Property. The $900K Mortgage Loan bears interest at the rate of 7.5% annually and is amortized over twenty (20) years, with our monthly payment of principal and interest totaling $7,250. Under the $900K Mortgage Loan, if we pre-pay in full the $900K Mortgage Loan during the first seven (7) years, we will be required to pay a pre-payment penalty equal to six (6) monthly payments of principal and interest or $43,500.

(5) DEBT:

During the third quarter of our fiscal year 2014 and in lieu of re-financing outstanding mortgage notes that were or becoming due, we paid the following amounts in connection with the satisfaction and/or modification of the outstanding mortgage notes:

(i)         We delivered to an entity owned and controlled by a member of our Board of Directors, approximately $425,000 to satisfy in full our obligations under a mortgage note in the original principal amount of $450,000 (the “$450,000 Note”). Our repayment obligations under the $450,000 Note were secured by a second mortgage on the real property and improvements where our restaurant located at 2505 N. University Drive, Hollywood, Florida operates. The $450,000 Note bore interest at 10.0% per annum and was payable in monthly installments of principal and interest of approximately $4,000, with a final payment of approximately $413,000 due in May, 2017.

Index

(ii)         We delivered to an entity owned and controlled by a member of our Board of Directors, $75,000, which amount was credited against our obligations under a mortgage note in the original principal amount of $850,000 (the “$850,000 Note”). Our repayment obligations under the $850,000 Note are secured by a first mortgage on the real property and improvements where our restaurant located at 2505 N. University Drive. Hollywood, Florida operates. As of June 28, 2014, the principal amount outstanding under the $850,000 Note is approximately $619,000. In connection with the $75,000 payment, the terms of the $850,000 Note were modified resulting in the $850,000 Mortgage Note bearing interest at 5% annually (decreased from 8½% annually) with monthly payment obligations being reduced to approximately $4,900 (decreased from approximately $8,400 monthly) and a final balloon payment due in April 2021 of approximately $392,000;

(iii)         We delivered to an entity controlled by a member of our Board of Directors, approximately $440,000, which amount was credited against our obligations under a mortgage note in the original principal amount of $1,000,000 (the “$1,000,000 Note”). Our repayment obligations under the $1,000,000 Note are secured by a first mortgage on the real property and improvements where our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida operates. As of June 28, 2014, the principal amount outstanding under the $1,000,000 Note is approximately $436,000. In connection with the $440,000 payment, the terms of the $1,000,000 Note were modified resulting in the $1,000,000 Mortgage Note bearing interest at 5% annually (decreased from 10% annually) with monthly payment obligations being reduced to approximately $3,500 (decreased from approximately $10,800 monthly) and a final balloon payment due in April 2021 of approximately $277,000; and

(iv)         We modified the terms of the mortgage note payable to an entity controlled by a member of our Board of Directors, which mortgage had an original principal amount of $850,000 and a principal balance of approximately $756,000. As a result of the modification, the mortgage note bears interest at 5% annually (decreased from 10% annually), with monthly payment obligations being reduced to approximately $6,000 (decreased from approximately $9,100 monthly) and a final balloon payment due in April 2021 of approximately $476,000. Our repayment obligations under this mortgage note are secured by a first mortgage on real property and improvements where our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida operates.

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

(7) STOCK OPTION PLANS:

At a May 15, 2014 meeting, our Board of Directors terminated our stock option plan. As of June 28, 2014, no options to acquire shares were outstanding under the plan or otherwise and as a result of the termination of the plan, no options to acquire shares were available for grant under the plan.

No stock options were granted during the thirty nine weeks ended June 28, 2014, nor were stock options granted during the thirty nine weeks ended June 29, 2013.

Index

No stock options were exercised during the thirty nine weeks ended June 28, 2014, nor were stock options exercised during the thirty nine weeks ended June 29, 2013.

There was no stock option activity during the thirty nine weeks ended June 28, 2014, nor was there stock option activity during the thirty nine weeks ended June 29, 2013.

(8) ACQUISITIONS:

Purchase of Company Common Stock

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, the Board authorized management to purchase up to 100,000 shares of our common stock. During the thirteen weeks ended June 28, 2014, we did not purchase any shares of our common stock. During the thirty nine weeks ended June 28, 2014, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $10,000. During the thirteen weeks ended June 29, 2013, we did not purchase any shares of our common stock. During the thirty nine weeks ended June 29, 2013, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $6,200.

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

(10) SUBSEQUENT EVENTS:

Subsequent to the end of the third quarter of our fiscal year 2014, we requested and received an advance of $280,000 from the payee of the $1,000,000 Note, (See Note 5) an entity controlled by a member of our Board of Directors, resulting in a principal amount outstanding thereunder of approximately $720,000 as of July 1, 2014. The terms of the $1,000,000 Note are that it continues to bear interest at 5% annually, is amortizable over 14 years, 9 months with monthly installments of principal and interest of approximately $5,700 required to be made and a balloon payment of approximately $458,000 required to be made in April, 2021. Our repayment obligations under the $1,000,000 Note continue to be secured by a first mortgage on the real property and improvements where our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida operates.

Subsequent to the end of the third quarter of our fiscal year 2014, we acquired four (4) five (5) year renewal options to our lease for the restaurant we own located at 2405 10th Avenue North, Lake Worth, Florida (Store #12) when our lease expires of November 15, 2018. The amendment to the lease for the four (4) renewal five (5) year renewal options is under the same terms and conditions, including but not limited to a 2% fixed rental increase annually and requires us, at our expense to (i) repave, re-seal, re-curb and re-stripe the parking lot in front of our restaurant; and (ii) install double lighting fixtures on all of the lighting poles in the parking lot in front of the restaurant and install LED lights to all lighting fixtures in the shopping center, at an aggregate estimated cost of approximately $113,000.

Subsequent events have been evaluated through the date these condensed consolidated financial statements were issued. No additional events required disclosure, other than the items mentioned above.

(11) BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks and thirty nine weeks ended June 28, 2014 and June 29, 2013, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

Index

	Thirteen Weeks Ending June 28, 2014	Thirteen Weeks Ending June 29, 2013
Operating Revenues:
Restaurants	$18,962	$17,367
Package stores	3,279	3,066
Other revenues	576	579
Total operating revenues	$22,817	$21,012

Operating Income Reconciled to Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$2,101	$1,846
Package stores	267	233
	2,368	2,079
Corporate expenses, net of other revenues	(396)	(450)
Operating income	1,972	1,629
Other income (expense)	(147)	(195)
Operating Income Reconciled to Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests	$1,825	$1,434

Depreciation and Amortization:
Restaurants	$496	$448
Package stores	50	96
	546	544
Corporate	106	109
Total Depreciation and Amortization	$652	$653

Capital Expenditures:
Restaurants	$358	$245
Package stores	145	22
	503	267
Corporate	164	104
Total Capital Expenditures	$667	$371

Index

	Thirty Nine Weeks Ending June 28, 2014	Thirty Nine Weeks Ending June 29, 2013
Operating Revenues:
Restaurants	$55,697	$50,887
Package stores	10,741	10,332
Other revenues	1,625	1,661
Total operating revenues	$68,063	$62,880

Operating Income Reconciled to Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$6,050	$4,680
Package stores	798	832
	6,848	5,512
Corporate expenses, net of other revenue	(1,584)	(1,742)
Operating income	5,264	3,770
Other income (expense)	(443)	(567)
Operating Income Reconciled to Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests	$4,821	$3,203

Depreciation and Amortization:
Restaurants	$1,463	$1,317
Package stores	152	289
	1,615	1,606
Corporate	311	340
Total Depreciation and Amortization	$1,926	$1,946

Capital Expenditures:
Restaurants	$2,342	$2,186
Package stores	305	67
	2,647	2,253
Corporate	493	2,786
Total Capital Expenditures	$3,140	$5,039

	June 28,	September 28,
	2014	2013
Identifiable Assets:
Restaurants	$29,879	$27,460
Package store	5,056	4,490
	34,935	31,950
Corporate	17,565	17,674
Consolidated Totals	$52,500	$49,624

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

Index

OVERVIEW

At June 28, 2014, we (i) operated 25 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants, (one restaurant of which we operate), and three combination restaurants/package stores. The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of June 28, 2014 and as compared to June 29, 2013 and September 28, 2013. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

Types of Units	June 28, 2014	September 28, 2013	June 29, 2013
Company Owned:
Combination package and restaurant	4	4	4
Restaurant only	5	5	5
Package store only	5	5	5

Company Operated Restaurants Only:
Limited Partnerships	9	9	9
Franchise	1	1	1
Unrelated Third Party	1	1	1

Company Owned Club:	1	1	1

Total Company Owned/Operated Units	26	26	26
Franchised Units	5	5	5	(1)

Notes:

(1) We operate a restaurant for one (1) franchisee. This unit is included in the table both as a franchised restaurant, as well as a restaurant operated by us.

Franchise Financial Arrangement: In exchange for our providing management and related services to our franchisees and granting them the right to use our service marks “Flanigan’s Seafood Bar and Grill” and “Big Daddy’s Liquors”, our franchisees (four of which are franchised to members of the family of our Chairman of the Board, officers and/or directors), are required to (i) pay to us a royalty equal to 1% of gross package store sales and 3% of gross restaurant sales; and (ii) make advertising expenditures equal to between 1.5% to 3% of all gross sales based upon our actual advertising costs allocated between stores, pro-rata, based upon gross sales.

Index

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned and managed by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of available cash to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of June 28, 2014, limited partnerships owning four (4) restaurants, (Surfside, Florida, Kendall, Florida, West Miami, Florida and Pinecrest, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to its receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	June 28, 2014		June 29, 2013
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$14,599	65.64	$13,526	66.20
Restaurant bar sales	4,363	19.62	3,841	18.80
Package store sales	3,279	14.74	3,066	15.00

Total Sales	$22,241	100.00	$20,433	100.00

Franchise related revenues	338		341
Rental income	140		144
Owner’s fee	38		38
Other operating income	60		56

Total Revenue	$22,817		$21,012

Index

	----------------------Thirty-Nine Weeks Ended-----------------------
	June 28, 2014		June 29, 2013
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$42,818	64.45	$39,562	64.49
Restaurant bar sales	12,879	19.38	11,325	17.44
Package store sales	10,741	16.17	10,332	18.07

Total Sales	$66,438	100.00	$61,219	100.00

Franchise related revenues	951		951
Rental income	394		445
Owner’s fee	113		113
Other operating income	167		152

Total Revenue	$68,063		$62,880

Comparison of Thirteen Weeks Ended June 28, 2014 and June 29, 2013.

Revenues. Total revenue for the thirteen weeks ended June 28, 2014 increased $1,805,000 or 8.59% to $22,817,000 from $21,012,000 for the thirteen weeks ended June 29, 2013.

Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants (food sales) totaled $14,599,000 for the thirteen weeks ended June 28, 2014 as compared to $13,526,000 for the thirteen weeks ended June 29, 2013. Comparable weekly food sales (for restaurants open for all of the third quarter of our fiscal year 2014 and the third quarter of our fiscal year 2013, which consists of nine restaurants owned by us and nine restaurants owned by affiliated limited partnerships) was $1,123,000 and $1,040,000 for the thirteen weeks ended June 28, 2014 and June 29, 2013, respectively, an increase of 7.98%. Comparable weekly food sales for Company owned restaurants was $503,000 and $468,000 for the third quarter of our fiscal year 2014 and the third quarter of our fiscal year 2013, respectively, an increase of 7.48%. Comparable weekly food sales for affiliated limited partnership owned restaurants was $620,000 and $572,000 for the third quarter of our fiscal year 2014 and the third quarter of our fiscal year 2013, respectively, an increase of 8.39%.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $4,363,000 for the thirteen weeks ended June 28, 2014 as compared to $3,841,000 for the thirteen weeks ended June 29, 2013 primarily due to an increase in prices. Comparable weekly bar sales (for restaurants open for all of the third quarter of our fiscal year 2014 and the third quarter of our fiscal year 2013, which consists of nine restaurants owned by us and nine restaurants owned by affiliated limited partnerships) was $336,000 for the thirteen weeks ended June 28, 2014 and $295,000 for the thirteen weeks ended June 29, 2013, an increase of 13.89%. Comparable weekly bar sales for Company owned restaurants was $138,000 and $121,000 for the third quarter of our fiscal year 2014 and the third quarter of our fiscal year 2013, respectively, an increase of 14.05%. Comparable weekly bar sales for affiliated limited partnership owned restaurants was $198,000 and $174,000 for the third quarter of our fiscal year 2014 and the third quarter of our fiscal year 2013, respectively, an increase of 13.79%.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores (package store sales) totaled $3,279,000 for the thirteen weeks ended June 28, 2014 as compared to $3,066,000 for the thirteen weeks ended June 29, 2013, an increase of $213,000. The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the third quarter of our fiscal years 2014 and 2013), was $252,000 for the thirteen weeks ended June 28, 2014 as compared to $236,000 for the thirteen weeks ended June 29, 2013, an increase of 6.78%. We expect package liquor store sales to remain stable throughout the balance of our fiscal year 2014.

Index

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended June 28, 2014 increased $1,462,000 or 7.54% to $20,845,000 from $19,383,000 for the thirteen weeks ended June 29, 2013. The increase was primarily due to an expected general increase in food costs, offset by a decrease in the cost of ribs and actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2014 for the same reasons. Operating costs and expenses decreased as a percentage of total sales to approximately 91.36% in the third quarter of our fiscal year 2014 from 92.25% in the third quarter of our fiscal year 2013.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food sales and bar sales for the thirteen weeks ended June 28, 2014 increased to $12,364,000 from $11,403,000 for the thirteen weeks ended June 29, 2013. Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of restaurant food sales and bar sales), was 65.20% for the thirteen weeks ended June 28, 2014 and 65.66% for the thirteen weeks ended June 29, 2013. We anticipate that our gross profit for restaurant food and bar sales will remain stable throughout the balance of our fiscal year 2014 due primarily to a decrease in our cost of ribs during calendar year 2014.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended June 28, 2014 increased to $993,000 from $959,000 for the thirteen weeks ended June 29, 2013. Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), for package store sales was 30.28% for the thirteen weeks ended June 28, 2014 and 31.28% for the thirteen weeks ended June 29, 2013. We anticipate that the gross profit margin for package store sales will be stable throughout the balance of our fiscal year 2014.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended June 28, 2014 increased $452,000 or 6.98% to $6,929,000 from $6,477,000 for the thirteen weeks ended June 29, 2013. Payroll and related costs as a percentage of total sales was 30.37% in the third quarter of our fiscal year 2014 and 30.83% of total sales in the third quarter of our fiscal year 2013.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended June 28, 2014 increased $54,000 or 4.89% to $1,159,000 from $1,105,000 for the thirteen weeks ended June 29, 2013. We anticipate that our occupancy costs will remain stable throughout the balance of our fiscal year 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended June 28, 2014 increased $143,000 or 3.83% to $3,873,000 from $3,730,000 for the thirteen weeks ended June 29, 2013. Selling, general and administrative expenses decreased as a percentage of total sales in the third quarter of our fiscal year 2014 to approximately 16.97% as compared to 17.75% in the third quarter of our fiscal year 2013. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2014 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense for the thirteen weeks ended June 28, 2014 decreased $1,000 or 0.15% to $652,000 from $653,000 from the thirteen weeks ended June 29, 2013. As a percentage of total revenue, depreciation and amortization expense was 2.86% of revenue in the thirteen weeks ended June 28, 2014 and 3.11% of revenue in the thirteen weeks ended June 29, 2013.

Index

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended June 28, 2014 decreased $24,000 to $186,000 from $210,000 for the thirteen weeks ended June 29, 2013.

Net Income. Net income for the thirteen weeks ended June 28, 2014 increased $271,000 or 24.22% to $1,390,000 from $1,119,000 for the thirteen weeks ended June 29, 2013. As a percentage of sales, net income for the third quarter of our fiscal year 2014 is 6.09%, as compared to 5.33% in the third quarter of our fiscal year 2013.

Net Income Attributable to Stockholders. Net income attributed to stockholders for the thirteen weeks ended June 28, 2014 increased $197,000 or 29.85% to $857,000 from $660,000 for the thirteen weeks ended June 29, 2013. As a percentage of sales, net income attributed to stockholders for the third quarter of our fiscal year 2014 is 3.76%, as compared to 3.14% in the third quarter of our fiscal year 2013.

Comparison of Thirty-Nine Weeks Ended June 28, 2014 and June 29, 2013.

Revenues. Total revenue for the thirty nine weeks ended June 28, 2014 increased $5,183,000 or 8.24% to $68,063,000 from $62,880,000 for the thirty nine weeks ended June 29, 2013. This increase resulted in part from increased sales at a limited partnership-owned restaurant location in Miami, Florida, which opened for business on December 27, 2012 (the “New Restaurant”) ($2,764,000 of revenue during the thirty nine weeks ended June 28, 2014 as compared to $1,799,000 of revenue during the thirty nine weeks ended June 29, 2013). Without giving effect to the revenue generated at the New Restaurant, total revenue for the thirty nine weeks ended June 28, 2014 would have increased $4,218,000 or 6.91% to $65,299,000 from $61,081,000 for the thirty nine weeks ended June 29, 2013.

Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants (food sales) totaled $42,818,000 for the thirty nine weeks ended June 28, 2014 as compared to $39,562,000 for the thirty nine weeks ended June 29, 2013. The increase in restaurant food sales resulted partially from the increase in sales at the New Restaurant ($1,914,000 of revenue from the sale of food during the thirty nine weeks ended June 28, 2014 as compared to $1,274,000 of revenue from the sale of food during the thirty nine weeks ended June 29, 2013). Without giving effect to the revenue generated from food sales at the New Restaurant, restaurant revenue generated from the sale of food during the thirty nine weeks ended June 28, 2014 would have increased $2,616,000 or 6.83% to $40,904,000 from $38,288,000 for the thirty nine weeks ended June 29, 2013. Comparable weekly food sales (for restaurants open for all of the thirty nine weeks of our fiscal years 2014 and 2013, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $1,049,000 and $982,000 for the thirty nine weeks ended June 28, 2014 and June 29, 2013, respectively, an increase of 6.82%. Comparable weekly food sales for Company owned restaurants was $497,000 and $463,000 for the thirty nine weeks ended June 28, 2014 and June 29, 2013, respectively, an increase of 7.34%. Comparable weekly food sales for affiliated limited partnership owned restaurants was $552,000 and $519,000 for the thirty nine weeks ended June 28, 2014 and June 29, 2013, respectively, an increase of 6.36%.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $12,879,000 for the thirty nine weeks ended June 28, 2014 as compared to $11,325,000 for the thirty nine weeks ended June 29, 2013. The increase in bar sales resulted partially from the increase in sales at the New Restaurant ($850,000 of revenue from bar sales during the thirty nine weeks ended June 28, 2014 as compared to $526,000 of revenue from bar sales during the thirty nine weeks ended June 29, 2013). Without giving effect to the revenue generated from bar sales at the New Restaurant, restaurant revenue generated from bar sales during the thirty nine weeks ended June 28, 2014 would have increased $1,230,000 or 11.39% to $12,029,000 from $10,799,000 for the thirty nine weeks ended June 29, 2013. Comparable weekly bar sales (for restaurants open for all of the thirty nine weeks of our fiscal years 2014 and 2013, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $308,000 for the thirty nine weeks ended June 28, 2014 and $276,000 for the thirty nine weeks ended June 29, 2013, an increase of 11.59%. Comparable weekly bar sales for Company owned restaurants was $138,000 and $123,000 for the thirty nine weeks ended June 28, 2014 and June 29, 2013, respectively, an increase of 12.20%. Comparable weekly bar sales for affiliated limited partnership owned restaurants was $170,000 and $153,000 for the thirty nine weeks ended June 28, 2014 and June 29, 2013, respectively, an increase of 11.11%.

Index

Package Store Sales. Revenue generated from sales of liquor and related items at package stores (package store sales) totaled $10,741,000 for the thirty nine weeks ended June 28, 2014 as compared to $10,332,000 for the thirty nine weeks ended June 29, 2013, an increase of $409,000. The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the thirty nine weeks of our fiscal years 2014 and 2013) was $275,000 and $265,000 for the thirty nine weeks ended June 28, 2014 and June 29, 2013, respectively, an increase of 3.77%. Package liquor store sales are expected to remain stable throughout the balance of our fiscal year 2014.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirty nine weeks ended June 28, 2014 increased $3,689,000 or 6.24% to $62,799,000 from $59,110,000 for the thirty nine weeks ended June 29, 2013. The increase was primarily due to the costs related to the New Restaurant and to an expected general increase in food costs, offset by a decrease in the cost of ribs and actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2014 for the same reasons. Operating costs and expenses decreased as a percentage of total sales to approximately 92.27% for the thirty nine weeks ended June 28, 2014 from 94.00% for the thirty nine weeks ended June 29, 2013.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for the thirty nine weeks ended June 28, 2014 increased to $36,453,000 from $33,036,000 for the thirty nine weeks ended June 29, 2013. Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of food sales and bar sales), was 65.45% for the thirty nine weeks ended June 28, 2014 and 64.92% for the thirty nine weeks ended June 29, 2013. We anticipate that our gross profit for restaurant food and bar sales will remain stable throughout the balance of our fiscal year 2014 due primarily to a decrease in our cost of ribs during calendar year 2014.

Package Store Sales. Gross profit for package store sales for the thirty nine weeks ended June 28, 2014 increased to $3,217,000 from $3,092,000 for the thirty nine weeks ended June 29, 2013. Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), was 29.95% for the thirty nine weeks ended June 28, 2014 compared to 29.93% for the thirty nine weeks ended June 29, 2013. We anticipate that the gross profit margin for package store sales will remain stable throughout the balance of our fiscal year 2014.

Payroll and Related Costs. Payroll and related costs for the thirty nine weeks ended June 28, 2014 increased $1,414,000 or 7.36% to $20,622,000 from $19,208,000 for the thirty nine weeks ended June 29, 2013 due primarily to payroll and related costs associated with the New Restaurant. Payroll and related costs as a percentage of total sales was 30.30% for the thirty nine weeks ended June 28, 2014 and 30.55% of total sales for the thirty nine weeks ended June 29, 2013.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirty nine weeks ended June 28, 2014 increased $219,000 or 6.67% to $3,500,000 from $3,281,000 for the thirty nine weeks ended June 29, 2013. Our occupancy costs increased primarily due to increasing percentage rents at various locations, offset in part by the termination of rent (as a result of our acquiring the parcels) for the two parcels of real property contiguous to the real property we own where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates and which we leased for non-exclusive parking. We anticipate that our occupancy costs will remain stable throughout our fiscal year 2014.

Index

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirty nine weeks ended June 28, 2014 increased $379,000 or 3.29% to $11,909,000 from $11,530,000 for the thirty nine weeks ended June 29, 2013. Selling, general and administrative expenses decreased as a percentage of total sales for the thirty nine weeks ended June 28, 2014 to 17.49% as compared to 18.34% for the thirty nine weeks ended June 29, 2013. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2014 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense for the thirty nine weeks ended June 28, 2014 and June 29, 2013 was $1,926,000 and $1,946,000 respectively. As a percentage of revenue, depreciation and amortization expense was 2.83% of revenue in the thirty nine weeks ended June 28, 2014 and 3.09% of revenue in the thirty nine weeks ended June 29, 2013.

Interest Expense, Net. Interest expense, net, for the thirty nine weeks ended June 28, 2014 decreased $48,000 to $574,000 from $622,000 for the thirty nine weeks ended June 29, 2013. Interest expense decreased ($48,000) during the thirty nine weeks of our fiscal year 2014 primarily due (i) to the lower monthly installments of interest as a result of the mortgage loan (in the principal amount of $1,405,000) and the term loan (in the principal amount of $1,595,000) used to re-finance the mortgage on the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates and (ii) the repayment of the principal balance of our term loan from July, 2010, ($323,000) offset by the interest paid on the $1.95 million purchase money mortgage used to purchase the two parcels of real property, one of which is contiguous to the real property we own where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates.

Net Income. Net income for the thirty nine weeks ended June 28, 2014 increased $1,300,000 or 53.04% to $3,751,000 from $2,451,000 for the thirty nine weeks ended June 29, 2013. As a percentage of sales, net income for the thirty nine weeks ended June 28, 2014 is 5.51%, as compared to 3.90% for the thirty nine weeks ended June 29, 2013.

Net Income Attributable to Stockholders. Net income attributed to shareholders for the thirty nine weeks ended June 28, 2014 increased $546,000 or 31.09% to $2,302,000 from $1,756,000 for the thirty nine weeks ended June 29, 2013. As a percentage of sales, net income for the thirty nine weeks ended June 28, 2014 is 3.38%, as compared to 2.79% for the thirty nine weeks ended June 29, 2013.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During the third quarter of our fiscal year 2014, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

Index

During the thirty nine weeks ended June 29, 2013, the New Restaurant operated at a net loss of $239,000, primarily due to pre-opening costs including but not limited to pre-opening rent expense in the amount of $62,000 which we recognize on a straight line basis over the term of the lease, thus contributing to a reduction in the operating income for the period.

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

Liquidity and Capital Resources

We fund our operations through cash from operations. As of June 28, 2014, we had cash of approximately $7,435,000, an increase of $377,000 from our cash balance of $7,058,000 as of September 28, 2013. The increase in cash as of June 28, 2014 was primarily due to the absence of extraordinary payments made during the thirteen weeks ended June 28, 2014, with the exception of the satisfaction/re-payment of outstanding mortgage debt ($934,000). We believe that our current cash on hand and the expected cash from operations will be sufficient to fund our operations and capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the thirty-nine weeks ended June 28, 2014 and June 29, 2013.

Index

	---------Thirty-Nine Weeks Ended--------
	June 28, 2014	June 29, 2013
	(in Thousands)

Net cash provided by operating activities	$6,245	$5,026
Net cash used in investing activities	(1,961)	(2,790)
Net cash used in financing activities	(3,907)	(2,772)

Net Increase (Decrease) in Cash and Cash Equivalents	377	(536)

Cash and Cash Equivalents, Beginning	7,058	7,221

Cash and Cash Equivalents, Ending	$7,435	$6,685

We did not declare or pay a cash dividend on our capital stock in the thirty nine weeks of our fiscal years 2014 or 2013. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. We acquired property and equipment of $3,140,000, (including $1,126,000 of which was financed and $62,000 of deposits recorded in other assets as of September 28, 2013), during the thirty nine weeks ended June 28, 2014, which amount included $699,000 for renovations to five (5) existing Company owned restaurants and two (2) limited partnership owned restaurants. During the thirty nine weeks ended June 29, 2013, we acquired property and equipment of $5,039,000, (including $1,993,000 of which was financed and $292,000 of deposits recorded in other assets as of September 29, 2012), during the thirty nine weeks ended June 29, 2013, and including $1,301,000 for renovations to the New restaurant and $127,000 for renovations to one (1) existing Company owned restaurant and two (2) limited partnership owned restaurants.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2014 to be approximately $875,000, of which $699,000 has been spent through June 28, 2014.

Long Term Debt

As of June 28, 2014, we had long term debt of $13,616,000, as compared to $14,052,000 as of June 29, 2013, and $13,546,000 as of September 28, 2013. As of June 28, 2014, we are in compliance with the covenants of all loans with our lender.

As of June 28, 2014, the aggregate principal balance owed from the financing of our property and general liability insurance policies is approximately $1,037,000.

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

Index

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended June 28, 2014, June 29, 2013 and our fiscal year ended September 28, 2013.

Item	June 28, 2014	June 29, 2013	September 28, 2013
	(in thousands)

Current Assets	$12,674	$11,439	$11,522
Current Liabilities	10,135	8,890	9,139
Working Capital	$2,539	$2,549	$2,383

Our working capital as of June 28, 2014 decreased by 0.39% from our working capital as of our fiscal quarter ended June 29, 2013 and increased by 6.55% from the working capital for the fiscal year ending September 28, 2013. During the third quarter of our fiscal year 2014, we satisfied/pre-paid mortgage debt in the aggregate amount of $934,000. During the second quarter of our fiscal year 2014, we acquired the real property and improvements, (“Property”) where our franchised restaurant located at 1479 East Commercial Boulevard, Fort Lauderdale, Florida, (Store #15) operates for a purchase price of $1,250,000, $900,000 of which was financed by the seller pursuant to the $900K Mortgage Loan and $350,000 of which was expended by us as the cash required to close. During the first quarter of our fiscal year 2013, we acquired the two parcels of real property, one of which is contiguous to the real property we own where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates and the other of which is contiguous thereto for a purchase price of $2,900,000, $1,950,000 of which was financed by the seller pursuant to the $1.95M Mortgage Loan and $950,000 of which was expended by us as the cash required to close. The decrease in our working capital during the 1st quarter of our fiscal year 2013 was also caused by our paying for renovations at the New Restaurant. While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures throughout the balance of our fiscal year 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of June 28, 2014 we held no equity securities.

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

At June 28, 2014, we had five variable rate debt instruments outstanding that are impacted by changes in interest rates. In July, 2010, we re-financed the mortgage loan encumbering our corporate offices (the “Refinanced Mortgage Loan”). In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”), and received a $1,600,000 term loan (the “$1.6M Term Loan”) the proceeds of which were ultimately used to purchase the shopping center, while permitting us to retain our working capital and cash reserves. In January, 2013, we re-financed the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”) and borrowed $1,595,000 from a non affiliated third party lender, (the “$1.595M Term Loan”), and used all of the net proceeds of this loan to re-finance the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates.

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following five (5) interest rate swap agreements:

(i)     One (1) interest rate swap agreement entered into July, 2010 relates to the Refinanced Mortgage Loan (the “Mortgage Loan Swap”). The Mortgage Loan Swap requires us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount. Under this method of accounting, at June 28, 2014, we determined that based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender, the fair value of the Mortgage Loan Swap was not material;

(ii)     The second interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at June 28, 2014, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

(iii)     The third interest rate swap agreement entered into in November, 2011 relates to the $1.6M Term Loan (the “$1.6M Term Loan Swap”). The $1.6M Term Loan Swap requires us to pay interest for a four (4) year period at a fixed rate of 3.43% on an initial amortizing notional principal amount of $1,600,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at June 28, 2014, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

(iv)     The fourth interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at June 28, 2014, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

Index

(v)     The fifth interest rate swap agreement entered into in January, 2013 relates to the $1.595M Term Loan (the “$1.595M Term Loan Swap”). The $1.595M Term Loan Swap requires us to pay interest for a forty two (42) month period at a fixed rate of 4.00% on an initial amortizing notional principal amount of $1,595,000, while receiving interest for the same period at LIBOR – 1 Month, plus 3.25%, on the same amortizing notional principal amount. We determined that at June 28, 2014, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

At June 28, 2014, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

Management’s Assessment on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's internal control over financial reporting.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 28, 2014, our internal control over financial reporting was effective.

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

Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” on page 11 of this Report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended September 28, 2013 for a discussion of other legal proceedings resolved in prior years.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirteen weeks ended June 28, 2014 and June 29, 2013, we did not purchase any shares of our common stock. As of June 28, 2014, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors on May 17, 2007.

ITEM 6. EXHIBITS

The following exhibits are filed with this Report:

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

List of XBRL documents as exhibits 101

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLANIGAN'S ENTERPRISES, INC.

Date: August 12, 2014	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

