Form 10-K
period 2014-09-27
FLANIGANS ENTERPRISES INC
filed 2014-12-24
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2014

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $11,857,000 as of March 29, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock as reported on the NYSE MKT of $14.78.

There were 1,858,647 shares of the Registrant's Common Stock, $0.10 par value, outstanding as of December 24, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the Registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission by January 27, 2015.

1

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

General

At September 27, 2014, we (i) operated 25 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurants/package liquor stores. The table below provides information concerning the type (i.e. restaurant, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of September 27, 2014 and as compared to September 28, 2013. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

	FISCAL	FISCAL
	YEAR	YEAR
	2014	2013	NOTE NUMBER
TYPES OF UNITS
Company Owned:
Combination package liquor
store and restaurant	4	4
Restaurant only	5	5
Package liquor store only	5	5

Company Managed
Restaurants Only:
Limited partnerships	9	9
Franchise	1	1
Unrelated Third Party	1	1

Company Owned Club:	1	1
TOTAL - Company
Owned/Operated Units:	26	26

FRANCHISED - units	5	5	(1)

Notes:

(1) We operate a restaurant for one (1) franchisee. This unit is included in the table both as a franchised restaurant, as well as a restaurant operated by us.

History and Development of Our Business

We were incorporated in Florida in 1959 and commenced operating as a chain of small cocktail lounges and package liquor stores throughout South Florida. By 1970, we had established a chain of "Big Daddy's" lounges and package liquor stores between Vero Beach and Homestead, Florida. From 1970 to 1979, we expanded our package liquor store and lounge operations throughout Florida and opened clubs in five other "Sun Belt" states. In 1975, we discontinued most of our package store operations in Florida except in the South Florida areas of Miami-Dade, Broward, Palm Beach and Monroe Counties. In 1982 we expanded our club operations into the Philadelphia, Pennsylvania area as general partner of several limited partnerships we organized. In March 1985 we began franchising package liquor stores and lounges in the South Florida area. See Note 10 to the consolidated financial statements and the discussion of franchised units on page 7.

During our fiscal year 1987, we began renovating our lounges to provide full restaurant food service, and subsequently renovated and added food service to most of our lounges. Food sales currently represent approximately 77.0% and bar sales approximately 23.0% of our total restaurant sales.

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

	STATE OF	PERCENTAGE
ENTITY	ORGANIZATION	OWNED

Flanigan’s Management Services, Inc.	Florida	100
Flanigan’s Enterprises, Inc. of Georgia	Georgia	100
Flanigan’s Enterprises, Inc. of Pa.	Pennsylvania	100
Flanigan’s Enterprises of N. Miami, Inc.	Florida	100
CIC Investors #13, Limited Partnership	Florida	45
CIC Investors #50, Limited Partnership	Florida	23
CIC Investors #55, Limited Partnership	Florida	49
CIC Investors #60, Limited Partnership	Florida	46
CIC Investors #65, Limited Partnership	Florida	28
CIC Investors #70, Limited Partnership	Florida	41
CIC Investors #80, Limited Partnership	Florida	27
CIC Investors #90, Limited Partnership	Florida	5
CIC Investors #95, Limited Partnership	Florida	30
Josar Investments, LLC	Florida	100
Flanigan’s Calusa Center, LLC	Florida	100

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

Restaurants Owned by Affiliated Limited Partnerships

We have invested with others, (some of whom are or are affiliated with our officers and directors), in ten limited partnerships which currently own and operate ten South Florida based restaurants under our service mark “Flanigan’s Seafood Bar and Grill”. In addition to being a limited partner in these limited partnerships, we are the sole general partner of nine of these limited partnerships and manage and control the operations of these restaurants. We are only a limited partner in the limited partnership which owns and operates the restaurant located in Fort Lauderdale, Florida.

Generally, the terms of the limited partnership agreements provide that until the investors’ cash investment in a limited partnership (including any cash invested by us) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant, as a return of capital, up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee and one-half (1/2) to the investors, (including us), pro-rata based on the investors’ investment, as a return of capital. Once all of the investors, (including us), have received, in full, amounts equal to their cash invested, an annual management fee becomes payable to us equal to one-half (½) of cash available to be distributed, with the other one half (½) of available cash distributed to the investors (including us), as a profit distribution, pro-rata based on the investors’ investment. As of September 27, 2014, limited partnerships owning four (4) restaurants, (Surfside, Florida, Kendall, Florida, West Miami, Florida and Pinecrest, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our “Flanigan’s Seafood Bar and Grill” service mark, which use is authorized while we act as general partner only. This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears. Whether we will have any additional restaurants under development in the future will be dependent, among other things, on market conditions and our ability to raise capital. We anticipate that we will continue to form limited partnerships to raise funds to own and operate restaurants under our service mark “Flanigan’s Seafood Bar and Grill” using the same or substantially similar financial arrangements.

Below is information on the ten limited partnerships which own and operate “Flanigan’s Seafood Bar and Grill” restaurants:

Surfside, Florida

We are the sole general partner and a 46% limited partner in this limited partnership which has owned and operated a restaurant in Surfside, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since March 6, 1998. 34.9% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership.

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

Weston, Florida

We are the sole general partner and a 30% limited partner in this limited partnership which has owned and operated a restaurant in Weston, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since January 20, 2003. 35.1% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2014, this limited partnership has returned to its investors approximately 81.25% of their initial cash invested. During our fiscal years 2014 and 2013, no distributions were made to limited partners as this limited partnership had limited positive cash flow generated by this restaurant. The limited cash flow was primarily attributable to increased competition.

Wellington, Florida

We are the sole general partner and a 28% limited partner in this limited partnership which has owned and operated a restaurant in Wellington, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since May 27, 2005. 25.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2014, this limited partnership has returned to its investors approximately 87% of their initial cash invested, increased from approximately 65% as of the end of our fiscal year 2013.

Pinecrest, Florida

We are the sole general partner and 45% limited partner in this limited partnership which has owned and operated a restaurant in Pinecrest, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since August 14, 2006. 15.0% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2014, this limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership.

Pembroke Pines, Florida

We are the sole general partner and a 23% limited partner in this limited partnership which has owned and operated a restaurant in Pembroke Pines, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 29, 2007. 17.9% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2014, this limited partnership has returned to its investors approximately 51.0% of their initial cash invested, increased from approximately 45.0% as of the end of our fiscal year 2013.

Davie, Florida

We are the sole general partner and a 49% limited partner in this limited partnership which has owned and operated a restaurant in Davie, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since July 28, 2008. 9.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2014, this limited partnership has returned to its investors approximately 51.5% of their initial cash invested, increased from approximately 43.5% as of the end of our fiscal year 2013.

Miami, Florida

We are the sole general partner and a 5% limited partner in this limited partnership which has owned and operated a restaurant in Miami, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since December 27, 2012. 24.3% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2014, this limited partnership has returned to its investors approximately 20.0% of their initial cash invested, increased from approximately 6.0% as of the end of our fiscal year 2013.

Fort Lauderdale, Florida

A corporation, owned by one of our board members, acts as sole general partner of a limited partnership which has owned and operated a restaurant in Fort Lauderdale, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since April 1, 1997. We have a 25% limited partnership interest in this limited partnership. 54.4% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all cash invested, but since we are not the general partner of this limited partnership, we do not receive an annual management fee. We have a franchise arrangement with this limited partnership and for accounting purposes, we do not consolidate the operations of this limited partnership into our operations.

Management Agreement for “The Whale’s Rib” Restaurant

Since January, 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant. For each of our fiscal years ended September 27, 2014 and September 28, 2013, we generated $385,000 of revenue from providing these management services. As of September 27, 2014, we have generated revenue in excess of the purchase price of the management agreement.

Adult Entertainment Club

We own, but do not operate, an adult entertainment nightclub located in Atlanta, Georgia which operates under the name “Mardi Gras”. We have a management agreement with an unaffiliated third party to manage the club. Under our management agreement, the unaffiliated third party management firm is obligated to pay us an annual amount, paid monthly, equal to the greater of $150,000 or ten (10%) percent of gross sales from the club, offset by one-half (1/2) of any rental increases, provided our fees will never be less than $150,000 per year. For our fiscal years ended September 27, 2014 and September 28, 2013, we generated $138,000 and $150,000 of revenue, respectively, from the operation of the club.

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

During our fiscal years 2014 and 2013, no significant pending matters have been initiated concerning any of our licenses which might be expected to result in a revocation of a liquor license or other significant actions against us.

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

General Liability Insurance

We have general liability insurance which incorporates a semi-self-insured plan under which we assume the full risk of the first $50,000 of exposure per occurrence, while the limited partnerships assume the full risk of the first $10,000 of exposure per occurrence. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During our fiscal year 2014 and again in fiscal year 2015 we were able to purchase excess liability insurance at a reasonable premium, whereby our excess insurance carrier is responsible for $6,000,000 coverage above our primary general liability insurance coverage. With the exception of one (1) limited partnership which has higher general liability insurance coverage to comply with the terms of its lease for the business premises, we are un-insured against liability claims in excess of $7,000,000 per occurrence and in the aggregate.

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

Property Insurance; Windstorm Insurance; Deductibles

For the policy year commencing December 30, 2013, our property insurance is a three (3) year property insurance policy with our insurance carrier, including coverage for properties leased by us and our consolidated limited partnerships, and provides for full insurance coverage for property losses, including those caused by windstorm, such as a hurricane. For property losses caused by windstorm, the property insurance has fixed deductibles per location, per occurrence. For all other property losses, the property insurance has deductibles of $10,000 per location, per occurrence. Our insurance expense for the policy year commencing December 30, 2014, including insurance coverage for our consolidated limited partnerships, will be approximately equal to our insurance expense for the policy year which commenced December 30, 2013, ($346,000), as our three (3) year property insurance policy does not provide for premium rate increases during the term.

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

Our restaurants compete directly or indirectly with many well-established competitors, both nationally and locally owned. Due to the competitive nature of the hospitality industry, we have limited our menu price increases. During our fiscal years 2014 and 2013 we did not raise our menu prices, nor did we raise our restaurant bar prices. We believe that we have a competitive position in our market because of widespread consumer recognition of the "Flanigan’s Seafood Bar and Grill" name.

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

Employees

As of our fiscal year end 2014, we employed 1,278 persons, of which 1,085 were full-time and 193 were part-time. Of these, 38 were employed at our corporate offices in administrative capacities and 10 were employed in maintenance. Of the remaining employees, 40 were employed in package liquor stores and 1,190 in restaurants.

None of our employees are represented by collective bargaining organizations. We consider our labor relations to be favorable.

EXECUTIVE OFFICERS

	Positions and Offices		Office or Position
Name	Currently Held	Age	Held Since

James G. Flanigan	Chairman of the Board	50	(1)
	of Directors, Chief
	Executive Officer and
	President

August Bucci	Chief Operating Officer	70	2002
	and Executive Vice
	President

Jeffrey D. Kastner	Chief Financial Officer,	61	(2)
	General Counsel and
	Secretary

(1)	Chairman of the Board of Directors, Chief Executive Officer since 2005; President since 2002.

(2)	Chief Financial Officer since 2004; Secretary since 1995; and General Counsel since 1982.

Flanigan’s 401(k) Plan

Effective July 1, 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and/or matching contributions. During our fiscal years ended September 27, 2014 and September 28, 2013, the Board of Directors approved discretionary matching contributions totaling $23,000 and $24,000, respectively.

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations on our operations.

Item 1A Risk Factors

An investment in our common stock involves a high degree of risk. These risks should be considered carefully with the uncertainties described below, and all other information included in this Annual Report on Form 10-K, before deciding whether to purchase our common stock. Additional risks and uncertainties not currently known to management or that management currently deems immaterial and therefore not referenced herein, may also become material and may harm our business, financial condition or results of operations. The occurrence of any of the following risks could harm our business, financial condition and results of operations. The trading price of our common stock could decline due to any of these risks and uncertainties and you may lose part or all of your investment.

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

While future sales growth will depend substantially on our opening new restaurants, changes in comparable restaurant sales (which represent the change in period-over-period sales for restaurants) will also affect our sales growth and will continue to be a critical factor affecting profit growth. This is because the profit margin on comparable restaurant sales is generally higher, as comparable restaurant sales increases enable fixed costs to be spread over a higher sales base. Conversely, declines in comparable restaurant sales can have a significant adverse effect on profitability due to the loss of the positive impact on profit margins associated with comparable restaurant sales increases. There is no assurance that comparable restaurant sales will increase in fiscal year 2015 due to, among other things, ongoing consumer and economic uncertainty.

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

Dining out is a discretionary expense. Factors that affect consumer behavior and spending for restaurant dining, such as changes in general economic conditions (including national, regional and local economic conditions), discretionary spending patterns, employment levels, instability in the housing market, and high energy and food costs may have a material adverse effect on us. Leading economic indicators, such as unemployment and consumer confidence, remain volatile and may not show meaningful improvement in our fiscal year 2015. If economic conditions worsen, our financial performance could be adversely affected.

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

Our Inability To Successfully And Sufficiently Raise Menu Prices Could Result In A Decline In Profitability.

We utilize menu price increases to help offset cost increases, including increased cost for commodities, minimum wages, employee benefits, insurance arrangements, construction, utilities and other key operating costs. If our selection and amount of menu price increases are not accepted by consumers and reduce guest traffic, or are insufficient to counter increased costs, our financial results could be negatively affected. However, we have not experienced any adverse affects from past menu price increases.

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

Our Business Could Be Materially Adversely Affected If We Are Unable To Expand In A Timely And Profitable Manner

To grow successfully, we must open new restaurants on a timely and profitable basis. We have experienced delays in restaurant openings from time to time and may experience delays in the future. During our fiscal year 2014 we had no new restaurants under development, while during our fiscal year 2013 we had one new restaurant under development which opened for business on December 27, 2012. We currently do not have any new restaurants under development.

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

If We Were to Experience Widespread Difficulty Renewing Existing Leases on Favorable Terms, Our Revenue or Occupancy Costs Could be Adversely Affected.

Substantially all of the properties on which we operate restaurants are leased from third parties, and some of our leases are due for renewal or extension options in the next several years. Some leases are subject to renewal at fair market value, which could involve substantial increases and a smaller number expire without any renewal option. While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, any difficulty renewing a significant number of such leases, or any substantial increase in rents associated with lease renewals, could adversely impact us. If we have to close any restaurants due to difficulties in renewing leases, we would lose revenue from the affected restaurants and may not be able to open suitable replacement restaurants. Substantial increases in rents associated with lease renewals would increase our occupancy costs, reducing our restaurant margins.

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

The Effect Of Recent Changes To U.S. Healthcare Laws May Increase Our Healthcare Costs and Negatively Impact Our Financial Results.

We offer eligible full-time employees the opportunity to enroll in healthcare coverage subsidized by us. For various reasons, many of our eligible employees currently choose not to participate in our healthcare plans. However, under the comprehensive U.S. health care reform law enacted in 2010, the Affordable Care Act, certain provisions, including, the employer mandate, may increase our labor costs significantly. The law, in certain circumstances, imposes a penalty on individuals who do not obtain healthcare coverage, which may result in employees who are currently eligible but elect not to participate in our healthcare plans to now find it advantageous to do so, which may increase our healthcare costs. In general, implementing the requirements of the Affordable Care Act is likely to impose additional administrative costs on us. The costs and other effects of these new healthcare requirements cannot be determined with certainty, but they may have a material adverse effect on our financial and operating results.

Item 1B. Unresolved Staff Comments

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1B.

Item 2. Properties

Our operations are conducted primarily on leased property with the exception of:

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

(vii) a 23,678 square foot two building shopping center in Miami, Florida that we purchased in November, 2011; one building, approximately 18,828 square feet, is leased to twelve unaffiliated third parties and the second stand-alone building, approximately 4,850 square feet, has housed our Kendall, Florida based restaurant, which is owned by our affiliated limited partnership (Store #70); and

(viii) a 6,400 square foot building in Fort Lauderdale, Florida that we purchased in February, 2014, 4,000 square feet of which is leased to a related franchisee (Store #15) and the balance (2,400 square feet) of which we use as storage.

All of our units require periodic refurbishing in order to remain competitive. We have budgeted $600,000 for our refurbishing program for fiscal year 2015. See Item 7, "Liquidity and Capital Resources" for discussion of the amounts spent in fiscal year 2014.

The following table summarizes information related to the properties upon which our operations are conducted:

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Big Daddy's Liquors #4	1,978	N/A	Company	3/1/02 to 2/28/27
Flanigan's Enterprises				and Options to
Inc. (6)				2/28/47
7003 Taft Street
Hollywood, FL

Big Daddy's Liquors #7	1,450	N/A	Company	11/1/00 to 10/31/15
Flanigan's Enterprises,
Inc.
1550 W. 84th Street
Hialeah, FL

Big Daddy's Liquors #8	4,084	N/A	Company	5/1/99 to 4/30/19
Flanigan's Enterprises,				and Options to
Inc. (11)				4/30/29
959 State Road 84
Fort Lauderdale, FL

Flanigan’s Seafood	4,300	130	Company	1/1/10 to 12/31/19
Bar and Grill #9				and Option to
Flanigan’s Enterprises,				12/31/24
Inc.
1550 W. 84th Street
Hialeah, FL

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Flanigan's Legends	5,000	150	Franchise	1/4/00 to 1/3/20
Seafood Bar and Grill #11				and Option to
11 Corporation (1)				1/3/25
330 Southern Blvd.
W. Palm Beach, FL

Flanigan's Seafood	5,000	180	Company	11/15/92 to
Bar and Grill #12				11/15/18 and
Flanigan’s Enterprises, Inc.				Options to
2405 Tenth Ave. North				11/15/38
Lake Worth, FL

Flanigan's Seafood	3,320	90	Franchise	6/1/79 to 6/1/19
Bar and Grill #14				Option to 6/1/24
Big Daddy's #14, Inc. (1)(2)(5)
2041 NE Second St.
Deerfield Beach, FL

Flanigan’s Seafood	4,000	90	Franchise/	1/1/09 to 8/31/16
Bar and Grill #15			Limited	Options to 12/31/24
CIC Investors #15 Ltd.(1)(10)			Partnership
1479 E. Commercial Blvd.
Ft. Lauderdale, FL

Flanigan's Seafood	4,500	200	Franchise	2/15/72 to 12/31/15
Bar and Grill #18				Option to 12/31/20
Twenty Seven Birds Corp. (1)(2)
2721 Bird Avenue
Miami, FL

Big Daddy's Liquors #18	3,000	N/A	Franchise	2/15/72 to 12/31/15
Twenty Seven Birds Corp. (1)(2)				Option to 12/31/20
2988 S.W. 27th Avenue
Miami, FL

Flanigan’s Seafood	4,500	160	Company	Company-Owned
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
and Grill #33
Flanigan’s Enterprises, Inc.
45 S. Federal Highway
Boca Raton, FL

Big Daddy's Liquors #34	3,000	N/A	Company	5/29/97 to 5/28/17
Flanigan's Enterprises, Inc.				Options to 5/28/27
9494 Harding Ave.
Surfside, FL

Flanigan's Seafood	4,600	140	Company	4/1/71 to 12/31/20
Bar and Grill #40,				Option to Purchase
Flanigan's Enterprises, Inc.				on 12/31/2020
5450 N. State Road 7
N. Lauderdale, FL

Piranha Pat's #43	4,500	90	Franchise	12/1/72 to 11/30/17
BD 43 Corporation (1)(2)				Option to 11/30/22
2500 E. Atlantic Blvd.
Pompano Beach, FL

Big Daddy's Liquors #47	6,000	N/A	Company	12/21/68 to 1/1/20
Flanigan's Enterprises,				Options to 1/1/50
Inc. (3)
8600 Biscayne Blvd.
Miami, FL

Flanigan’s Seafood	8,000	200	Limited	06/01/91 to 5/31/16
Bar and Grill #13,			Partnership	Option to 5/31/21
CIC Investors #13, Ltd.
11415 S. Dixie Highway
Pinecrest, FL

Flanigan’s Seafood	4,000	200	Limited	10/24/06 to 10/23/16
Bar and Grill #50,			Partnership	Options to 10/23/26
CIC Investors #50, Ltd.
17185 Pines Boulevard

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Pembroke Pines, FL

Flanigan’s Seafood	5,900	200	Limited	1/5/07 to 12/31/21
Bar and Grill #55			Partnership	Options to 12/31/31
CIC Investors #55, Ltd.
2190 S. University Drive
Davie, Florida

Flanigan's Seafood	6,800	200	Limited	8/1/97 to 12/31/21
Bar and Grill #60			Partnership
CIC Investors #60 Ltd.
9516 Harding Avenue
Surfside, FL

Flanigan’s Seafood	6,128	200	Limited	5/01/05 to 6/30/15
Bar and Grill #65			Partnership	Options to 3/31/25
CIC Investors #65, Ltd.
2335 State Road 7, Suite 100
Wellington, FL

Flanigan's Seafood	4,850	161	Limited	4/1/00 to 3/31/20
Bar and Grill #70			Partnership	Options to 3/31/30
CIC Investors #70 Ltd.
12790 SW 88 St
Miami, FL

Flanigan’s Seafood	7,000	200	Company	5/1/10 to 4/30/16
Bar and Grill #75
Flanigan’s Enterprises, Inc.
950 S. Federal Highway
Stuart, FL

Flanigan's Seafood	5,000	165	Limited	6/15/01 to 12/14/19
Bar and Grill #80			Partnership	Options to 12/14/39
CIC Investors #80 Ltd.
8695 N.W. 12th St
Miami, FL

Flanigan's Seafood	4,300	200	Limited	4/1/11 to 3/31/26
Bar and Grill #90 (9)			Partnership	Option to 3/31/31
CIC Investors #90 Ltd.
9857 S.W. 40th Street
Miami, FL

Flanigan's Seafood	5,700	235	Limited	7/29/01 to 10/1/17
Bar and Grill #95			Partnership	Options to 10/1/32
CIC Investors #95 Ltd.
2460 Weston Road
Weston, FL

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Mardi Gras	10,000	400	Company	4/30/06 to 4/30/16
Flanigan’s Enterprises,				Option to 4/30/26
Inc., #600 (4)(7)
Powers Ferry Landing
Atlanta, GA

Flanigan’s Calusa	28,000 sq. ft. shopping center			Company owned
Center, LLC (8)
12750 – 12790 S.W. 88th Street
Miami, Florida

(1)	Franchised by Company.

(2)	Lease assigned to franchisee.

(3)	In 1974, we sold and assigned the underlying ground lease to unaffiliated third parties and simultaneously subleased it back. As of September 27, 2014, we have purchased from the unaffiliated third parties and own 52% of the underlying ground lease and our sublease agreement. As a result, we pay all rent due under the ground lease, but only 48% of the rent due under the sublease agreement.

(4)	Location managed by an unaffiliated third party.

(5)	Effective December 1, 1998, we purchased the Management Agreement to operate the franchised restaurant for the franchisee.

(6)	Ground lease executed by us on September 25, 2001. We constructed a 4,120 square foot building, of which 1,978 square feet is used by us for the operation of a package liquor store and the other 2,142 square feet is subleased to an unaffiliated third party as retail space. The package liquor store opened for business on November 17, 2003.

(7)	During the third quarter of our fiscal year 2006, our lease for this location expired. The unaffiliated third party entered into a new lease for the business premises effective May 1, 2006 and as of that date, we no longer have responsibility to pay any amounts under the lease.

(8)	During the first quarter of our fiscal year 2012, our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, closed on the purchase of the two building shopping center in Miami, Florida, which consists of one building which is leased to twelve unaffiliated third parties and a second stand-alone building where our limited partnership owned restaurant located at 12790 SW 88th Street, Miami, Florida, (Store #70), operates.

(9)	Restaurant opened for business on December 27, 2012.

(10)	During the second quarter of our fiscal year 2014, we closed on the purchase of the building in Fort Lauderdale, Florida, which is leased to our franchisee owned restaurant located at 1479 E. Commercial Boulevard, Fort Lauderdale, Florida, (Store #15).

(11)	During the second quarter of our fiscal year 2014, our lease for this location expired. We extended the term of the lease for five (5) years, with two (2) five (5) year renewal options, but had to increase the size of leased premises to 4,084 square feet from 1,942 square feet. The additional space is used for storage.

Recent Purchase of Real Property

Fort Lauderdale, Florida

During the second quarter of our fiscal year 2014, we closed on the purchase of the real property and improvements, (“Property”) where our franchised restaurant located at 1479 East Commercial Boulevard, Fort Lauderdale, Florida, (Store #15) operates. A corporation, owned by one of our board members, acts as sole general partner of this limited partnership which has owned and operated this franchised restaurant since April 1, 1997. Our purchase of the Property was subject to the lease with our franchisee, which lease we assumed. We paid $1,250,000 for the Property, $900,000 of which was financed by the seller pursuant to a purchase money mortgage (the “$900K Mortgage Loan”). Our repayment obligations under the $900K Mortgage Loan are secured by a first mortgage on the Property. The $900K Mortgage Loan bears interest at the rate of 7.5% annually and is amortized over twenty (20) years, with our monthly payment of principal and interest totaling $7,250. In the event we elect to pre-pay the $900K Mortgage Loan during the first seven (7) years, we will incur a pre-payment penalty equal to six (6) monthly payments of principal and interest or $43,500.

Recent Extension of Existing Leases for Existing Locations

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

Lake Worth, Florida

During the fourth quarter of our fiscal year 2014, we acquired four (4) five (5) year renewal options to our lease for the restaurant we own and operate located at 2405 10th Avenue North, Lake Worth, Florida (Store #12) when our lease expires on November 15, 2018. The amendment to the lease for the four (4) five (5) year renewal options is under the same terms and conditions, including but not limited to a 2% fixed rental increase annually and requires us, at our expense to (i) repave, re-seal, re-curb and re-stripe the parking lot in front of our restaurant; and (ii) install double lighting fixtures on all of the lighting poles in the parking lot in front of the restaurant and install LED lights to all lighting fixtures in the shopping center, at an aggregate estimated cost of approximately $113,000.

Subsequent Events

Subsequent to the fourth quarter of our fiscal year 2014, we purchased from our limited partnership, the operating assets of the restaurant located at 2460 Weston Road, Weston, Broward County, Florida (Store #95) for a purchase price of $351,000 and on September 28, 2014 this restaurant began operating as a Company-owned restaurant.

Subsequent to the fourth quarter of our fiscal year 2014, we exercised the final five (5) year renewal option to extend the term of our lease for the combination package liquor store and restaurant we own located at 5450 N. State Road 7, N. Lauderdale, Florida (Store #40) through December 31, 2020 under the same terms and conditions and was granted an option to purchase the real property and improvements on December 31, 2020 for a purchase price of $1,200,000.

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

Subsequent to the end of our fiscal year 2014, we settled seven (7) employment related, self-insured lawsuits filed against us, including against several of our limited partnerships, for an aggregate total of approximately $193,000. We have previously accrued for this potential self-insured liability in the accompanying consolidated balance sheets in the caption "Accounts payable and accrued expenses".

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NYSE MKT under the symbol “BDL”. The following table sets forth the high and low sales prices of a share of our common stock for the periods specified as reported by the NYSE MKT:

Fiscal Year 2013	High	Low
First Quarter (September 30, 2012 - December 29, 2012)	$7.76	$7.13
Second Quarter (December 30, 2012 – March 30, 2013)	$7.88	$7.53
Third Quarter (March 31, 2013 – June 29, 2013)	$13.00	$7.65
Fourth Quarter (June 30, 2013 – September 28, 2013)	$10.52	$9.13

Fiscal Year 2014
First Quarter (September 29, 2013 - December 28, 2013)	$14.80	$9.96
Second Quarter (December 29, 2013 – March 29, 2014)	$16.24	$12.26
Third Quarter (March 30, 2014 – June 28, 2014)	$15.19	$13.40
Fourth Quarter (June 29, 2014 – September 27, 2014)	$20.96	$13.10

Holders

As of the close of business on December 24, 2014, there were approximately 784 holders of record of our common stock.

Dividend Policy

We did not declare or pay any cash dividends on our capital stock in our fiscal years 2014 and 2013. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Equity Compensation Plan Information

At a May 15, 2014 meeting, our Board of Directors terminated our stock option plan. At September 27, 2014, no options to acquire shares were outstanding under the plan or otherwise and as a result of the termination of the plan, no options to acquire shares were available for grant under the plan.

Issuer Repurchases of Equity Securities

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, the Board of Directors authorized management to purchase up to 100,000 shares of our common stock. Since the Board’s 2007 authorization, we have purchased an aggregate of 34,586 shares, of which 800 shares were purchased by us in fiscal year 2014. As of September 27, 2014, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors.

Item 6. Selected Financial Data

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the captions “Risk Factors”. In addition, the following discussion and analysis should be read in conjunction with the 2014 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere in this report.

Overview

Financial Information Concerning Industry Segments

Our business is conducted principally in two segments: the restaurant segment and the package liquor store segment. Financial information broken into these two principal industry segments for the two fiscal years ended September 27, 2014 and September 28, 2013 is set forth in the consolidated financial statements which are attached hereto.

General

At September 27, 2014, we (i) operated 25 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants, (one of which we operate), and three combination restaurants/package liquor stores.

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

Results of Operations

REVENUES (in thousands):
	Fifty Two		Fifty Two
	Weeks Ended		Weeks Ended
	Sept. 27, 2014		Sept. 28, 2013
Sales

Restaurant, food	$56,810	64.8%	$52,467	65.1%

Restaurant, bar	17,035	19.4%	14,974	18.5%

Package goods	13,806	15.8%	13,192	16.4%

Total	87,651	100.0%	80,633	100.0%

Franchise related revenues	1,261		1,237

Owner’s fee	138		150

Other operating income	205		198

Rental income	547		580

Total Revenues	$89,802		$82,798

Comparison of Fiscal Years Ended September 27, 2014 and September 28, 2013

Revenues. Total revenue for our fiscal year 2014 increased $7,004,000 or 8.46% to $89,802,000 from $82,798,000 for our fiscal year 2013. This increase resulted in part from sales at a limited partnership-owned restaurant location in Miami, Florida, which opened for business on December 27, 2012 (the “New Restaurant”)($3,680,000 of revenue during our fiscal year 2014 as compared to $2,625,000 of revenue during our fiscal year 2013). Without giving effect to the revenue generated at the New Restaurant, total revenue for our fiscal year 2014 would have increased $5,949,000 or 7.42% to $86,122,000 from $80,173,000 for our fiscal year 2013.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $56,810,000 for our fiscal year 2014 as compared to $52,467,000 for our fiscal year 2013. The increase in restaurant food sales resulted partially from the increase in sales at the New Restaurant ($2,543,000 of food sales during our fiscal year 2014 as compared to $1,865,000 of revenue from the sale of food during our fiscal year 2013). Without giving effect to the revenue generated from food sales at the New Restaurant, restaurant revenue generated from the sale of food during our fiscal year 2014 would have increased $3,665,000 or 7.24% to $54,267,000 from $50,602,000 for our fiscal year 2013. Comparable weekly restaurant food sales (for restaurants open for all of our fiscal years 2014 and 2013, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $1,044,000 and $977,000 for our fiscal years 2014 and 2013, respectively, an increase of 6.85%. Comparable weekly restaurant food sales for Company owned restaurants only was $493,000 and $457,000 for our fiscal years 2014 and 2013, respectively, an increase of 7.88%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $551,000 and $520,000 for our fiscal years 2014 and 2013, respectively, an increase of 5.96%.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $17,035,000 for our fiscal year 2014 as compared to $14,974,000 for our fiscal year 2013. The increase in bar sales resulted partially from the increase in sales at the New Restaurant ($1,137,000 of revenue from bar sales during our fiscal year 2014 as compared to $760,000 of revenue from bar sales during our fiscal year 2013). Without giving effect to the revenue generated from bar sales at the New Restaurant, restaurant revenue generated from bar sales during our fiscal year 2014 would have increased $1,684,000 or 11.85% to $15,898,000 from $14,214,000 for our fiscal year 2013. Comparable weekly restaurant bar sales (for restaurants open for all of our fiscal years 2014 and 2013, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $306,000 and $274,000 for our fiscal years 2014 and 2013, respectively, an increase of 11.68%. Comparable weekly restaurant bar sales for Company owned restaurants only was $136,000 and $122,000 for our fiscal years 2014 and 2013, respectively, an increase of 11.48%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $170,000 and $152,000 for our fiscal years 2014 and 2013, respectively, an increase of 11.84%.

Package Liquor Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $13,806,000 for our fiscal year 2014 as compared to $13,192,000 for our fiscal year 2013, an increase of $614,000 or 4.65%. The weekly average of same store package liquor store sales, which includes all nine (9) Company owned package liquor stores, was $265,000 and $254,000 for our fiscal years 2014 and 2013, respectively.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for our fiscal year 2014 increased $5,127,000 or 6.56% to $83,288,000 from $78,161,000 for our fiscal year 2013. The increase was primarily due to the costs related to the New Restaurant and to an expected general increase in food costs, offset by a decrease in the cost of ribs and actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will increase through our fiscal year 2015 due to an expected general increase in food costs which will not be offset by a decrease in our cost of ribs. Operating costs and expenses decreased as a percentage of total sales to approximately 92.75% in our fiscal year 2014 from 94.40% in our fiscal year 2013.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for our fiscal year 2014 increased to $48,119,000 from $43,652,000 for our fiscal year 2013. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 65.16% for our fiscal year 2014 and 64.73% for our fiscal year 2013. We anticipate that our gross profit for restaurant food and bar sales will decrease during our fiscal year 2015 due to higher food costs.

Package Liquor Store Sales. Gross profit for package liquor store sales for our fiscal year 2014 increased to $4,158,000 from $3,971,000 for our fiscal year 2013. Our gross profit margin (calculated as gross profit reflected as a percentage of package liquor store sales) for package liquor store sales was 30.12% for our fiscal year 2014 and 30.10% for our fiscal year 2013. We anticipate that our gross profit margin for package liquor store sales will remain stable during our fiscal year 2015.

Payroll and Related Costs. Payroll and related costs for our fiscal year 2014 increased $1,915,000 or 7.53% to $27,336,000 from $25,421,000 for our fiscal year 2013 due partially to payroll and related costs associated with the New Restaurant. Payroll and related costs as a percentage of total sales was 30.44% in our fiscal year 2014 and 30.70% of total sales in our fiscal year 2013.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold interests) for our fiscal year 2014 increased $178,000 or 4.02% to $4,609,000 from $4,431,000 for our fiscal year 2013. Our occupancy costs increased primarily due to increasing percentage rents at various locations, offset in part by the termination of rent (as a result of our acquiring the parcels) for the two parcels of real property contiguous to the real property we own where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates and which we leased for non-exclusive parking. We anticipate that our occupancy costs will remain stable throughout our fiscal year 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for our fiscal year 2014 increased $670,000 or 4.38% to $15,969,000 from $15,299,000 for our fiscal year 2013. Selling, general and administrative expenses decreased as a percentage of total sales in our fiscal year 2014 to 17.78% as compared to 18.48% in our fiscal year 2013. We anticipate that our selling, general and administrative expenses will increase throughout our fiscal year 2015 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization for our fiscal year 2014 increased $6,000 or 0.23% to $2,593,000 from $2,587,000 for our fiscal year 2013. As a percentage of revenue, depreciation and amortization expense was 2.89% of revenue for our fiscal year 2014 and 3.12% of revenue for our fiscal year 2013.

Interest Expense, Net. Interest expense for our fiscal year 2014 decreased $82,000 to $736,000 from $818,000 for our fiscal year 2013. Interest expense decreased ($82,000) during our fiscal year 2014 primarily due (i) to the lower monthly installments of interest as a result of the mortgage loan ($1,405,000) and the term loan ($1,595,000) used to re-finance the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates and (ii) the repayment of our term loan from July, 2010, ($323,000) offset by (iii) the interest paid on the $1.95 million purchase money mortgage used to purchase the two parcels of real property, one of which is contiguous to the real property we own where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates; and (iv) the interest paid on the $900,000 purchase money mortgage used to purchase the real property where our franchised restaurant located at 1479 East Commercial Boulevard, Fort Lauderdale, Florida, (Store #15) operates.

Net Income. Net income for our fiscal year 2014 increased $1,664,000 or 56.75% to $4,596,000 from $2,932,000 for our fiscal year 2013. As a percentage of sales, net income for our fiscal year 2014 is 5.12%, as compared to 3.54% for our fiscal year 2013.

Net Income Attributable to Stockholders. Net income attributable to stockholders for our fiscal year 2014 increased $788,000 or 39.86% to $2,765,000 from $1,977,000 for our fiscal year 2013. As a percentage of sales, net income for our fiscal year 2014 is 3.08%, as compared to 2.39% for our fiscal year 2013.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During our fiscal year 2014, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

During our fiscal year 2013, the New Restaurant operated at a net loss of $208,000, primarily due to pre-opening costs including but not limited to pre-opening rent expense in the amount of $32,000 which we recognize on a straight line basis over the term of the lease, thus contributing to a reduction in the operating income for the period.

We believe that our current cash on hand, together with our expected cash generated from operations will be sufficient to fund our operations and capital expenditures for at least the next twelve months.

Trends

During the next twelve months, we expect that our restaurant food and bar sales will increase, but gross profit for restaurant food and bar sales will decrease due to higher food costs. We anticipate that our package liquor store sales and gross profit margin for package liquor store sales will remain stable. We expect higher food costs and higher overall expenses, including but not limited to higher general liability insurance premiums and health insurance premiums to adversely affect our net income. We also plan to continue our increased advertising to attract and retain our customers against increased competition. We plan to limit further menu price increases as long as possible, but continue to face increased competition and expect higher food costs and higher overall expenses, which will adversely affect our net income. We may be required to raise menu prices wherever competitively possible.

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

Liquidity and Capital Resources

We fund our operations through our cash on hand and positive cash flow from operations. As of September 27, 2014, we had cash of approximately $8,099,000, an increase of $1,041,000 from our cash balance of $7,058,000 as of September 28, 2013. The increase in cash as of September 27, 2014 was primarily due to our improved cash flow and the absence of extraordinary payments made during our fiscal year 2014, such as the development and renovation of a new location or the cash portion of the purchase price to close the purchase of real property, with the exception of the satisfaction/re-payment of outstanding mortgage debt ($684,000). We believe that our current cash on hand and the expected cash from operations will be sufficient to fund our operations and capital expenditures for at least the next twelve months.

Cash Flows

	Fiscal Years
	2014	2013
	(in thousands)
Net cash and cash equivalents provided by operating activities	$8,251	$6,744
Net cash and cash equivalents used in investing activities	(2,541)	(3,275)
Net cash and cash equivalents used in financing activities	(4,669)	(3,632)
Net increase (decrease)in cash and equivalents	1,041	(163)
Cash and equivalents, beginning of year	7,058	7,221
Cash and equivalents, end of year	$8,099	$7,058

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. We acquired property and equipment of $3,769,000, (including $900,000 of which was financed, $270,000 of which was from the non-cash purchase of vehicles and $68,000 of deposits recorded in other assets as of September 28, 2013), during our fiscal year 2014, including $971,000 for renovations to five (5) existing Company owned restaurant and two (2) existing limited partnership owned restaurants. During our fiscal year 2013, we acquired property and equipment of $5,702,000, (including $1,950,000 of which was financed, $43,000 of which was from the non-cash purchase of a vehicle and $292,000 of deposits recorded in other assets as of September 29, 2012), during our fiscal year 2013, including $536,000 for renovations to four (4) existing Company owned restaurant and two (2) existing limited partnership owned restaurants. We anticipate the cost of this refurbishment in our fiscal year 2015 will be approximately $600,000, which funds will be provided from operations.

Debt

As of September 27, 2014, the end of our fiscal year 2014, we had debt of $13,331,000, as compared to $13,546,000 as of the end of our fiscal year 2013. As of September 27, 2014, we are in compliance with the covenants of all loans with our lender.

Satisfaction and/or Modification of Existing Mortgages

During the third quarter of our fiscal year 2014 and in lieu of re-financing outstanding mortgage notes that were or becoming due, we paid the following amounts in connection with the satisfaction and/or modification of the outstanding mortgage notes:

(i) We delivered to an entity owned and controlled by a member of our Board of Directors, approximately $425,000 to satisfy in full, our obligations under a mortgage note in the original principal amount of $450,000 (the “$450,000 Note”). Our repayment obligations under the $450,000 Note were secured by a second mortgage on the real property and improvements where our restaurant located at 2505 N. University Drive, Hollywood, Florida operates. The $450,000 Note bore interest at 10.0% per annum and was payable in monthly installments of principal and interest of approximately $4,000, with a final payment of approximately $413,000 due in May, 2017.

(ii) We delivered to an entity owned and controlled by a member of our Board of Directors, $75,000, which amount was credited against our obligations under a mortgage note in the original principal amount of $850,000 (the “$850,000 Note”). Our repayment obligations under the $850,000 Note are secured by a first mortgage on the real property and improvements where our restaurant located at 2505 N. University Drive. Hollywood, Florida operates. As of September 27, 2014, the principal amount outstanding under the $850,000 Note is approximately $612,000. In connection with the $75,000 payment, the terms of the $850,000 Note were modified resulting in the $850,000 Mortgage Note bearing interest at 5% annually (decreased from 8½% annually) with monthly payment obligations being reduced to approximately $4,900 (decreased from approximately $8,400 monthly) and a final balloon payment due in April 2021 of approximately $392,000;

(iii) We delivered to an entity controlled by a member of our Board of Directors, approximately $440,000, which amount was credited against our obligations under a mortgage note in the original principal amount of $1,000,000 (the “$1,000,000 Note”). Our repayment obligations under the $1,000,000 Note are secured by a first mortgage on the real property and improvements where our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida operates. As of the end of the third quarter of our fiscal year 2014, the principal amount outstanding under the $1,000,000 Note was approximately $436,000. In connection with the $440,000 payment, the terms of the $1,000,000 Note were modified resulting in the $1,000,000 Mortgage Note bearing interest at 5% annually (decreased from 10% annually) with monthly payment obligations being reduced to approximately $3,500 (decreased from approximately $10,800 monthly) and a final balloon payment due in April 2021 of approximately $277,000;

During the fourth quarter of our fiscal year 2014, we requested and received an advance of $280,000 from the payee of the $1,000,000 Note, an entity controlled by a member of our Board of Directors, resulting in a principal amount outstanding thereunder of approximately $720,000 as of July 1, 2014. The terms of the $1,000,000 Note are that it continues to bear interest at 5% annually, is amortizable over 14 years, 9 months with monthly installments of principal and interest of approximately $5,700 required to be made and a balloon payment of approximately $458,000 required to be made in April, 2021. As of September 27, 2014, the principal amount outstanding under the $1,000,000 Note is approximately $709,000. Our repayment obligations under the $1,000,000 Note continue to be secured by a first mortgage on the real property and improvements where our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida operates; and

(iv) We modified the terms of the mortgage note payable to an entity controlled by a member of our Board of Directors, which mortgage had an original principal amount of $850,000 and a principal balance of approximately $756,000. As a result of the modification, the mortgage note bears interest at 5% annually (decreased from 10% annually), with monthly payment obligations being reduced to approximately $6,000 (decreased from approximately $9,100 monthly) and a final balloon payment due in April 2021 of approximately $476,000. As of September 27, 2014, the principal amount outstanding under this mortgage is approximately $742,000. Our repayment obligations under this mortgage note are secured by a first mortgage on real property and improvements where our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida operates.

We repaid long term debt, including auto loans, financed insurance premiums and mortgages in the amount of $3,132,000 and $5,358,000 in our fiscal years 2014 and 2013, respectively.

Financed Insurance Premiums

(i) For the policy year beginning December 30, 2013, our property insurance is a three (3) year policy with our insurance carrier. The three (3) year property insurance premium is in the amount of $1,140,000, of which $912,000 is financed through the same unaffiliated third party lender (the “Third Party Lender”). The finance agreement provides that we are obligated to repay the amounts financed, together with interest at the rate of 2.65% per annum, over 30 months, with monthly payments of principal and interest, each in the amount of approximately $32,000. The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

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

(iv) For the policy year beginning December 30, 2014, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers, including automobile and excess liability coverage. The one (1) year general liability insurance premiums, including automobile and excess liability coverage, total, in the aggregate $424,000, of which $389,000 is financed through the Third Party Insurance Lender. The finance agreement obligates us to repay the amounts financed together with interest at the rate of 2.99% per annum, over 11 months, with monthly payments of principal and interest, each in the amount of $36,000. The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(v) For the policy year beginning December 30, 2014, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers, including excess liability coverage. The one (1) year general liability insurance premiums, including excess liability coverage, total, in the aggregate $450,000, of which $413,000 is financed through the Third Party Insurance Lender. The finance agreement obligates us to repay the amounts financed, together with interest at the rate of 2.99% per annum, over 11 months, with monthly payments of principal and interest, each in the amount of $38,000. The finance agreement is secured by a security agreement in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

As of September 27, 2014, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $779,000.

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants, on October 18, 2014, we entered into the following:

a.      a “spot” purchase with a new rib supplier, whereby we agreed to purchase approximately $361,000 of baby back ribs the first and second quarters of our fiscal year 2015 from a new vendor at a fixed cost;

b.      a “spot” purchase with another new rib supplier, whereby we agreed to purchase approximately $266,000 of baby back ribs the second quarter of our fiscal year 2015 from a new vendor at a fixed cost; and

c.      a purchase agreement with our current rib supplier, whereby we agreed to purchase approximately $3,649,000 of baby back ribs during calendar year 2015 from this vendor at a fixed cost.

While we anticipate purchasing all of our rib supply from these vendors, we believe there are several other alternative vendors available, if needed.

Purchase of Limited Partnership Interests

During our fiscal year 2014, we purchased from one limited partner (who is not an officer, director or family member of officers or directors) a limited partnership interest of 1.26% in one (1) limited partnership which owns a restaurant for a purchase price of $5,000. We also purchased from another limited partner (who is not an officer, director or family member of officers or directors) limited partnership interests of 5.00%, 4.25% and 1.29% in limited partnerships which each own a restaurant, for an aggregate purchase price of $140,000. During our fiscal year 2013, we purchased from one limited partner (who is not an officer, director or family member of officers or directors) a limited partnership interest of 0.36% in one (1) limited partnership which owns a restaurant and a limited partnership interest of 0.18% in another limited partnership which owns a restaurant for an aggregate purchase price of $5,000.

Working capital

The table below summarizes our current assets, current liabilities and working capital as of the end of our fiscal years 2014 and 2013:

	Sept. 27	Sept. 28
(in thousands)	2014	2013

Current assets	$13,394	$11,522

Current liabilities	10,490	9,139

Working capital	2,904	2,383

Our working capital increased by 21.86% as of September 27, 2014 from our working capital as of September 28, 2013. During our fiscal year 2014, we satisfied/pre-paid mortgage debt in the aggregate amount of $654,000 and acquired the real property and improvements, (“Property”) where our franchised restaurant located at 1479 East Commercial Boulevard, Fort Lauderdale, Florida, (Store #15) operates for a purchase price of $1,250,000, $900,000 of which was financed by the seller pursuant to the $900K Mortgage Loan and $350,000 of which was expended by us as the cash required to close. During our fiscal year 2013, we acquired the two parcels of real property, one of which is contiguous to the real property we own where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates and the other of which is contiguous thereto for a purchase price of $2,900,000, $1,950,000 of which was financed by the seller pursuant to the $1.95M Mortgage Loan and $950,000 of which was expended by us as the cash required to close. The decrease in our working capital during our fiscal year 2013 was also caused by our paying for renovations at the New Restaurant. While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures throughout our fiscal year 2015.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

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

Consolidation of Limited Partnerships

As of September 27, 2014, we operate nine (9) restaurants as general partner of the limited partnerships that own the operations of these restaurants. We expect that any expansion which takes place in opening new restaurants will also result in us operating the restaurants as general partner. In addition to the general partnership interest we also purchase limited partnership units ranging from 5% to 49% of the total units outstanding. As a result of these controlling interests, we consolidate the operations of these limited partnerships with ours despite the fact that we do not own in excess of 50% of the equity interests. All intercompany transactions are eliminated in consolidation. The non-controlling interests in the earnings of these limited partnerships are removed from net income and are not included in the calculation of earnings per share.

Income Taxes

FASB ASC Topic 740 – Income Taxes, requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss and tip credit carryforwards to the extent that realization of said benefits is more likely than not. For discussion regarding our carryforwards refer to Note 8 to the consolidated financial statements for our fiscal year 2014.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As part of our ongoing operations, we are exposed to interest rate fluctuations on our borrowings. As more fully described in Note 11 “Fair Value Measurements of Financial Instruments” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for our fiscal year ended September 27, 2014, we use interest rate swap agreements to manage these risks. These instruments are not used for speculative purposes but are used to modify variable rate obligations into fixed rate obligations.

At September 27, 2014, we had five variable rate debt instruments outstanding that are impacted by changes in interest rates. In July, 2010, we re-financed the mortgage loan encumbering our corporate offices (the “Refinanced Mortgage Loan”). In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”), and received a $1,600,000 term loan (the “$1.6M Term Loan”) the proceeds of which were ultimately used to purchase the shopping center, while permitting us to retain our working capital and cash reserves. In January, 2013, we re-financed the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”) and borrowed $1,595,000 from a non affiliated third party lender, (the “$1.595M Term Loan”), and used all of the net proceeds of this loan to re-finance the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates.

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following five (5) interest rate swap agreements:

(i) One (1) interest rate swap agreement entered into July, 2010 relates to the Refinanced Mortgage Loan (the “Mortgage Loan Swap”). The Mortgage Loan Swap requires us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount. Under this method of accounting, at September 27, 2014, we determined that based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender, the fair value of the Mortgage Loan Swap was not material;

(ii) The second interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at September 27, 2014, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

(iii) The third interest rate swap agreement entered into in November, 2011 relates to the $1.6M Term Loan (the “$1.6M Term Loan Swap”). The $1.6M Term Loan Swap requires us to pay interest for a four (4) year period at a fixed rate of 3.43% on an initial amortizing notional principal amount of $1,600,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at September 27, 2014, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

(iv) The fourth interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at September 27, 2014, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(v) The fifth interest rate swap agreement entered into in January, 2013 relates to the $1.595M Term Loan (the “$1.595M Term Loan Swap”). The $1.595M Term Loan Swap requires us to pay interest for a forty two (42) month period at a fixed rate of 4.00% on an initial amortizing notional principal amount of $1,595,000, while receiving interest for the same period at LIBOR – 1 Month, plus 3.25%, on the same amortizing notional principal amount. We determined that at September 27, 2014, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

At September 27, 2014, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

Management’s Assessment on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's internal control over financial reporting.  This evaluation was based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 27, 2014, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 27, 2014, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 27, 2015. The information under the heading “Executive Officers” in Part I of this Form 10-K is also incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 27, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 27, 2015.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 27, 2015.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 27, 2015.

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

		10-K	9/29/2012	10(ff)
13	Registrant's Form 10-K constitutes the Annual Report to Shareholders for the fiscal year ended September 27, 2014.				X

21(a)	Company's subsidiaries are set forth in this Annual Report on Form 10-K.				X

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended of Chief Executive Officer.				X

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended of Chief Financial Officer.				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	X

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	X

* Compensatory plan or arrangement.

List of XBRL documents as exhibits 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flanigan's Enterprises, Inc.
Registrant

By:	/s/ JAMES G. FLANIGAN II
JAMES G. FLANIGAN II
Chief Executive Officer
Date: 12/24/2014

By:	/s/ JEFFREY D. KASTNER
JEFFREY D. KASTNER
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)
Date: 12/24/2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

/s/ JAMES G. FLANIGAN II	Chairman of the Board,	Date: 12/24/2014
James G. Flanigan II	Chief Executive Officer,
and Director

/s/ JEFFREY D. KASTNER	Chief Financial Officer,	Date: 12/24/2014
Jeffrey D. Kastner	Secretary and Director

/s/ AUGIE BUCCI	Chief Operating Officer	Date: 12/24/2014
Augie Bucci	and Director

/s/ BARBARA J. KRONK	Director	Date: 12/24/2014
Barbara J. Kronk

/s/ MICHAEL B. FLANIGAN	Director	Date: 12/24/2014
Michael B. Flanigan

/s/ PATRICK J. FLANIGAN	Director	Date: 12/24/2014
Patrick J. Flanigan

/s/ CHRISTOPHER O’NEIL	Vice President and Director	Date: 12/24/2014
Christopher O’Neil

/s/ MARY ELIZABETH BENNETT	Director	Date: 12/24/2014
Mary Elizabeth Bennett

/s/ CHRISTOPHER J. NELMS	Director	Date: 12/24/2014
Christopher J. Nelms

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders of

Flanigan’s Enterprises, Inc.

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Flanigan’s Enterprises, Inc. and Subsidiaries, (the “Company”), as of September 27, 2014 and September 28, 2013 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flanigan’s Enterprises, Inc. and Subsidiaries as of September 27, 2014 and September 28, 2013, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

Fort Lauderdale, FL

December 24, 2014

F-1

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

(rounded to the nearest thousandth, except share amounts)

ASSETS	2014	2013
Current Assets:
Cash and cash equivalents	$8,099,000	$7,058,000
Prepaid income taxes	142,000	181,000
Due from franchisee	—	21,000
Other receivables	522,000	235,000
Inventories	2,954,000	2,701,000
Prepaid expenses	1,234,000	859,000
Deferred tax assets	443,000	467,000
Total current assets	13,394,000	11,522,000

Property and Equipment, Net	35,936,000	34,627,000

Investment in Limited Partnership	232,000	216,000

Other Assets:
Liquor licenses	630,000	630,000
Deferred tax assets	925,000	971,000
Leasehold interests, net	909,000	1,043,000
Other	1,077,000	615,000
Total other assets	3,541,000	3,259,000
Total assets	$53,103,000	$49,624,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$6,685,000	$5,985,000
Due to franchisees	1,892,000	1,661,000
Current portion of long-term debt	1,897,000	1,477,000
Deferred rent	16,000	16,000
Total current liabilities	10,490,000	9,139,000

Long-Term Debt, Net of Current Portion	11,434,000	12,069,000

Deferred Rent, Net of Current Portion	114,000	130,000

Commitments and Contingencies

Equity:
Flanigan's Enterprises, Inc. stockholders' equity
Common stock, $.10 par value; 5,000,000 shares authorized; 4,197,642 shares
issued; 1,858,647 and 1,859,447 outstanding for years ended 2014 and 2013	420,000	420,000
Capital in excess of par value	6,240,000	6,240,000
Retained earnings	22,872,000	20,107,000
Treasury stock, at cost, 2,338,995 and 2,338,195 shares for the years
ended 2014 and 2013, respectively	(6,077,000)	(6,067,000)
Total Flanigan's Enterprises, Inc. stockholders' equity	23,455,000	20,700,000
Noncontrolling interests	7,610,000	7,586,000
Total equity	31,065,000	28,286,000
Total liabilities and equity	$53,103,000	$49,624,000

See notes to consolidated financial statements. F-2

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended September 27, 2014 and September 28, 2013

(rounded to the nearest thousandth, except share and per share amounts)

	2014	2013
Revenues:
Restaurant food sales	$56,810,000	$52,467,000
Restaurant beverage sales	17,035,000	14,974,000
Package goods sales	13,806,000	13,192,000
Franchise-related revenues	1,261,000	1,237,000
Owner's fee	138,000	150,000
Other operating income	205,000	198,000
Rental income	547,000	580,000
	89,802,000	82,798,000
Costs and Expenses:
Cost of merchandise sold:
Restaurants and lounges	25,726,000	23,789,000
Package goods	9,648,000	9,221,000
Payroll and related costs	27,336,000	25,421,000
Occupancy costs	4,609,000	4,431,000
Selling, general and administrative expenses	15,969,000	15,299,000
	83,288,000	78,161,000

Income from Operations	6,514,000	4,637,000

Other Income (Expense):
Interest expense	(736,000)	(818,000)
Interest and other income	144,000	28,000
	(592,000)	(790,000)

Income Before Provision for Income Taxes	5,922,000	3,847,000

Provision for Income Taxes	(1,326,000)	(915,000)

Net Income	4,596,000	2,932,000

Less: Net Income Attributable to Noncontrolling Interests	(1,831,000)	(955,000)

Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders	$2,765,000	$1,977,000

Net Income Per Common Share:
Basic and Diluted	$1.49	$1.06

Weighted Average Shares and Equivalent Shares Outstanding:
Basic and Diluted	1,858,825	1,859,629

See notes to consolidated financial statements. F-3

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

(rounded to nearest thousandth, except  share amounts)

	Common Stock		Capital in		Treasury Stock
			Excess of	Retained			Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, September 29, 2012	4,197,642	$420,000	$6,240,000	$18,130,000	2,337,395	$(6,061,000)	$7,899,000	$26,628,000

Year Ended September 28, 2013:
Net income	—	—	—	1,977,000	—	—	955,000	2,932,000
Purchase of treasury stock	—	—	—	—	800	(6,000)		(6,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,263,000)	(1,263,000)
Purchase of noncontrolling interests	—	—	—	—	—	—	(5,000)	(5,000)
Balance, September 28, 2013	4,197,642	420,000	6,240,000	20,107,000	2,338,195	(6,067,000)	7,586,000	28,286,000

Year Ended September 27, 2014:
Net income	—	—	—	2,765,000	—	—	1,831,000	4,596,000
Purchase of treasury stock	—	—	—	—	800	(10,000)		(10,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,662,000)	(1,662,000)
Purchase of noncontrolling interests	—	—	—	—	—	—	(145,000)	(145,000)
Balance, September 27, 2014	4,197,642	$420,000	$6,240,000	$22,872,000	2,338,995	$(6,077,000)	$7,610,000	$31,065,000

See notes to consolidated financial statements. F-4

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

(rounded to nearest thousandth)

	2014	2013
Cash Flows from Operating Activities:
Net income	$4,596,000	$2,932,000
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,459,000	2,453,000
Amortization of leasehold interests	134,000	134,000
Gain/loss on sale/abandonment of property and equipment	—	147,000
Deferred income taxes	70,000	(106,000)
Deferred rent	(16,000)	(16,000)
Income from unconsolidated limited partnership	(52,000)	(61,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid income taxes	39,000	(181,000)
Due from franchisees	21,000	(21,000)
Other receivables	(287,000)	(28,000)
Inventories	(253,000)	(185,000)
Prepaid expenses	1,094,000	751,000
Other assets	(484,000)	(26,000)
Increase (decrease) in:
Accounts payable and accrued expenses	699,000	720,000
Income taxes payable	—	(39,000)
Due to franchisees	231,000	270,000
Net cash and cash equivalents provided by operating activities	8,251,000	6,744,000

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,531,000)	(3,417,000)
Deposit on purchase of fixed assets	(135,000)	(41,000)
Proceeds from sale of fixed assets	89,000	167,000
Distributions from unconsolidated limited partnership	36,000	16,000
Net cash and cash equivalents used in investing activities	(2,541,000)	(3,275,000)

Cash Flows from Financing Activities:
Payments of long-term debt	(3,132,000)	(5,358,000)
Proceeds from long-term debt	280,000	3,000,000
Purchase of treasury stock	(10,000)	(6,000)
Distributions to noncontrolling interests	(1,662,000)	(1,263,000)
Purchase of noncontrolling interests	(145,000)	(5,000)
Net cash and cash equivalents used in financing activities	(4,669,000)	(3,632,000)

Net Increase (Decrease) in Cash and Cash Equivalents	1,041,000	(163,000)

Cash and Cash Equivalents, Beginning	7,058,000	7,221,000

Cash and Cash Equivalents, Ending	$8,099,000	$7,058,000

See notes to consolidated financial statements. F-5

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

(rounded to nearest thousandth)

	2014	2013
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$736,000	$818,000
Income taxes	$1,095,000	$845,000

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,469,000	$492,000
Purchase deposits transferred to property and equipment	$68,000	$292,000
Purchase of vehicles in exchange for debt	$270,000	$43,000
Purchase of property in exchange for debt	$900,000	$1,950,000
Purchase of liquor license in exchange for debt	$—	$160,000

See notes to consolidated financial statements. F-6

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Capitalization

The Company was incorporated in 1959 and operates in South Florida as a chain of full-service restaurants and package liquor stores. Restaurant food and beverage sales make up the majority of our total revenue. At September 27, 2014, we (i) operated 25 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants, (one of which we operate) and three combination restaurants/package liquor stores. With the exception of one restaurant we operate under the name “The Whale’s Rib”, and in which we do not have an ownership interest, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

The Company’s Articles of Incorporation, as amended, authorize us to issue and have outstanding at any one time 5,000,000 shares of common stock at a par value of $0.10 per share.

We operate under a 52-53 week year ending the Saturday closest to September 30. Our fiscal years 2014 and 2013 are each comprised of a 52-week period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our subsidiaries, all of which are wholly owned, and the accounts of the nine limited partnerships in which we act as general partner and have controlling interests. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The consolidated financial statements and related disclosures are prepared in conformity with accounting principles generally accepted in the United States. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported.  These estimates include assessing the estimated useful lives of tangible assets and the recognition of deferred tax assets and liabilities. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in our consolidated financial statements in the period they are determined to be necessary.  Although

NOTE 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates (Continued)

these estimates are based on our knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results.

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

Our estimated useful lives range from three to five years for vehicles, and three to seven years for furniture and equipment. Leasehold improvements are currently being amortized over the shorter of the life of the lease or the life of the asset up to a maximum of 20 years. Our building and building improvements of our corporate offices in Fort Lauderdale, Florida; our combination restaurant and package liquor stores in Hallandale, Florida, Hollywood, Florida and North Miami, Florida; our restaurant in Fort Lauderdale, Florida; and our shopping center in Miami, Florida and property in Fort Lauderdale, Florida, all of which we own, are being depreciated over forty years.

Leasehold Interests

Our purchase of an existing restaurant location usually includes a lease to the business premises. As a result, a portion of the purchase price is allocated to the leasehold interest. We capitalize the cost of the leasehold interest and amortization commences upon our

NOTE 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Cash and Cash Equivalents

We maintain deposit balances with financial institutions which balances may, from time to time, exceed the federally insured limits, which are $250,000 for interest and non-interest bearing accounts.  At September 27, 2014, we have deposits of approximately $6,452,000 in excess of federally insured limits. We have not experienced any losses in such accounts.

Major Supplier

Throughout our fiscal years 2014 and 2013, we purchased substantially all of our food products from one major supplier pursuant to a master distribution agreement which entitled us to receive certain purchase discounts, rebates and advertising allowances. We believe that several other alternative vendors are available, if necessary.

Revenue Recognition

We record revenues from normal recurring sales upon the sale of food and beverages and the sale of package liquor products. We report our sales net of sales tax. Continuing royalties, which are a percentage of net sales of franchised stores, are accrued as income when earned.

Pre-opening Costs

Our pre-opening costs are those typically associated with the opening of a new restaurant and generally include payroll costs associated with the “new restaurant openers” (a team of select employees who travel to new restaurants to ensure that our high standards for quality are met), rent and promotional costs. We expense pre-opening costs as incurred. During our fiscal

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pre-opening Costs (Continued)

years 2014 and 2013, we reported losses of $0 and $208,000 respectively, primarily due to pre-opening costs associated with the new limited partnership restaurant in Miami, Florida.

Advertising Costs

Our advertising costs are expensed as incurred. Advertising costs incurred during our fiscal years ended September 27, 2014 and September 28, 2013 were approximately $461,000 and $454,000 respectively.

General Liability Insurance

We have general liability insurance which incorporates a semi-self-insured plan under which we assume the full risk of the first $50,000 of exposure per occurrence, while the limited partnerships assume the full risk of the first $10,000 of exposure per occurrence. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During our fiscal years ended September 27, 2014 and September 28, 2013, we were able to purchase excess liability insurance, whereby our excess insurance carrier is responsible for $6,000,000 coverage above our primary general liability insurance coverage. With the exception of one (1) limited partnership which has higher general liability insurance coverage to comply with the terms of its lease for the business premises, we are un-insured against liability claims in excess of $7,000,000 per occurrence and in the aggregate.

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

We adopted the provisions regarding Accounting for Uncertainty in Income Taxes, which require the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We applied these changes to tax positions for our fiscal years ending September 27, 2014 and September 28, 2013. We had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing and the current and prior three years remain subject to examination as of September 27, 2014. We do not expect that unrecognized tax benefits will increase within the next twelve months. We recognize accrued interest and penalties related to uncertain tax positions as income tax expense.

Stock-Based Compensation

We follow FASB ASC Topic 718, “Compensation – Stock Compensation” to account for stock-based employee compensation, which generally requires, among other things that all employee share-based compensation be measured using a fair value method and that resulting compensation costs be recognized in the consolidated financial statements. We had no unvested stock options as of January 1, 2006 and granted no stock options subsequent thereto, including our fiscal years 2014 and 2013, so there is no compensation expense recorded in our consolidated financial statements for our fiscal years 2014 or 2013. At a May 15, 2014 meeting, our Board of Directors terminated our stock option plan.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Issued

There were no recently issued accounting pronouncements during our fiscal year 2014 that we believe will have a material impact on our consolidated financial statements.

NOTE 2.   PROPERTY AND EQUIPMENT

	2014	2013

Furniture and equipment	$11,435,000	$10,868,000
Leasehold improvements	20,047,000	19,112,000
Land and land improvements	15,190,000	14,595,000
Building and improvements	13,343,000	12,305,000
Vehicles	992,000	776,000
	61,007,000	57,656,000
Less accumulated depreciation and amortization	25,071,000	23,029,000
	$35,936,000	$34,627,000

Depreciation and amortization expense for the fiscal years ended September 27, 2014 and September 28, 2013 was approximately $2,459,000 and $2,453,000, respectively.

NOTE 3. LEASEHOLD INTERESTS

	2014	2013

Leasehold interests, at cost	$3,024,000	$3,024,000
Less accumulated amortization	2,115,000	1,981,000
	$909,000	$1,043,000

Future leasehold amortization as of September 27, 2014 is as follows:

2015	$128,000
2016	122,000
2017	122,000
2018	122,000
2019	122,000
Thereafter	293,000
Total	$909,000

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

As of September 27, 2014, limited partnerships owning four (4) restaurants, (Surfside, Florida, Kendall, Florida. West Miami, Florida and Pinecrest, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our “Flanigan’s Seafood Bar and Grill” service mark, which use is authorized only while we act as general partner. This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears.

Surfside, Florida

We are the sole general partner and a 46% limited partner in this limited partnership which has owned and operated a restaurant in Surfside, Florida under our “Flanigan’s Seafood Bar and

NOTE 4. INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

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

Weston, Florida

We are the sole general partner and a 30% limited partner in this limited partnership which has owned and operated a restaurant in Weston, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since January 20, 2003. 35.1% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2014, this limited partnership has returned to its investors approximately 81.25% of their initial cash invested. During our fiscal year 2014, no distributions were made to limited partners as this limited partnership had limited positive cash flow generated by this restaurant. This entity is consolidated in the accompanying financial statements.

Wellington, Florida

We are the sole general partner and a 28% limited partner in this limited partnership which has owned and operated a restaurant in Wellington, Florida under our “Flanigan’s Seafood Bar and

Grill” service mark since May 27, 2005. 25.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2014, this limited partnership has returned to its investors approximately 87% of their initial cash invested, increased from approximately 65% as of the end of our fiscal year 2013. This entity is consolidated in the accompanying financial statements.

Pinecrest, Florida

We are the sole general partner and 45% limited partner in this limited partnership which has owned and operated a restaurant in Pinecrest, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since August 14, 2006. 15.0% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2014, this limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (1/2) of the cash available for distribution by this limited partnership. This entity is consolidated in the accompanying financial statements.

Pembroke Pines, Florida

We are the sole general partner and a 23% limited partner in this limited partnership which has owned and operated a restaurant in Pembroke Pines, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 29, 2007. 17.9% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2014, this limited partnership has returned to its investors approximately 51.0% of their initial cash invested, increased from approximately 45.0% as of the end of our fiscal year 2013. This entity is consolidated in the accompanying financial statements.

Davie, Florida

We are the sole general partner and a 49% limited partner in this limited partnership which has owned and operated a restaurant in Davie, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since July 28, 2008. 9.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2014, this limited partnership has returned to its investors approximately 51.5% of their initial cash invested, increased from approximately 43.5% as of the end of our fiscal year 2013. This entity is consolidated in the accompanying financial statements.

Miami, Florida

We are the sole general partner and a 5% limited partner in this limited partnership which has owned and operated a restaurant in Miami, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since December 27, 2012. 24.3% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2014, this limited partnership has returned to its investors approximately 20.0% of their initial cash invested, increased from approximately 6.0% as of the end of our fiscal year 2013. This entity is consolidated in the accompanying financial statements.

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

	2014	2013
Financial Position:
Current assets	$530,000	$453,000
Non-current assets	428,000	418,000
Current liabilities	217,000	114,000

Operating Results:
Revenues	2,939,000	2,777,000
Gross profit	1,945,000	1,847,000
Net income	207,000	242,000

NOTE 5.      INVESTMENT IN REAL PROPERTY FINANCED BY DEBT

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

NOTE 6.      RE-FINANCING OF EXISTING DEBT

Satisfaction and/or Modification of Existing Mortgages

During the third quarter of our fiscal year 2014 and in lieu of re-financing outstanding mortgage notes that were or becoming due, we paid the following amounts in connection with the satisfaction and/or modification of the outstanding mortgage notes:

(i)      We delivered to an entity owned and controlled by a member of our Board of Directors, approximately $425,000 to satisfy in full our obligations under a mortgage note in the original principal amount of $450,000 (the “$450,000 Note”). Our repayment obligations under the $450,000 Note were secured by a second mortgage on the real property and improvements where our restaurant located at 2505 N. University Drive, Hollywood, Florida operates. The $450,000 Note bore interest at 10.0% per annum and was payable in monthly installments of principal and interest of approximately $4,000, with a final payment of approximately $413,000 due in May, 2017;

(ii)      We delivered to an entity owned and controlled by a member of our Board of Directors, $75,000, which amount was credited against our obligations under a mortgage note in the original principal amount of $850,000 (the “$850,000 Note”). Our repayment obligations under the $850,000 Note are secured by a first mortgage on the real property and improvements where our restaurant located at 2505 N. University Drive. Hollywood, Florida operates. As of September 27, 2014, the principal amount outstanding under the $850,000 Note is approximately $612,000. In connection with the $75,000 payment, the terms of the $850,000 Note were modified resulting in the $850,000 Mortgage Note bearing interest at 5% annually (decreased from 8½% annually) with monthly payment obligations being reduced to approximately $4,900 (decreased from approximately $8,400 monthly) and a final balloon payment due in April 2021 of approximately $392,000;

(iii)      We delivered to an entity controlled by a member of our Board of Directors, approximately $440,000, which amount was credited against our obligations under a mortgage note in the original principal amount of $1,000,000 (the “$1,000,000 Note”). Our repayment obligations under the $1,000,000 Note are secured by a first mortgage on the real property and improvements where our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida operates. As of the end of the third quarter of our fiscal year 2014, the principal amount outstanding under the $1,000,000 Note was approximately $436,000. In connection with the $440,000 payment, the terms of the $1,000,000 Note were modified resulting in the $1,000,000 Mortgage Note bearing interest at 5% annually (decreased from 10% annually) with monthly payment obligations being reduced to approximately $3,500 (decreased from approximately $10,800 monthly) and a final balloon payment due in April 2021 of approximately $277,000;

During the fourth quarter of our fiscal year 2014, we requested and received an advance of $280,000 from the payee of the $1,000,000 Note, an entity controlled by a member of our Board of Directors, resulting in a principal amount outstanding thereunder of approximately $720,000 as of July 1, 2014. The terms of the $1,000,000 Note are that it continues to bear interest at 5% annually, is amortizable over 14 years, 9 months with monthly installments of principal and interest of approximately $5,700 required to be made and a balloon payment of

NOTE 6.      RE-FINANCING OF EXISTING DEBT (Continued)

Satisfaction and/or Modification of Existing Mortgages (Continued)

approximately $458,000 required to be made in April, 2021. As of September 27, 2014, the principal amount outstanding under the $1,000,000 Note is approximately $709,000. Our repayment obligations under the $1,000,000 Note continue to be secured by a first mortgage on the real property and improvements where our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida operates; and

(iv)     We modified the terms of the mortgage note payable to an entity controlled by a member of our Board of Directors, which mortgage had an original principal amount of $850,000 and a principal balance of approximately $756,000. As a result of the modification, the mortgage note bears interest at 5% annually (decreased from 10% annually), with monthly payment obligations being reduced to approximately $6,000 (decreased from approximately $9,100 monthly) and a final balloon payment due in April 2021 of approximately $476,000. As of September 27, 2014, the principal amount outstanding under this mortgage is approximately $742,000. Our repayment obligations under this mortgage note are secured by a first mortgage on real property and improvements where our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida operates.

NOTE 7.      LIQUOR LICENSES

Liquor licenses, which are indefinite lived assets, are tested for impairment in September of each of our fiscal years. The fair value of liquor licenses at September 27, 2014, exceeded the carrying amount; therefore, we recognized no impairment loss. The fair value of the liquor licenses was evaluated by comparing the carrying value to recent sales for similar liquor licenses in the County issued. At September 27, 2014 and September 28, 2013, the total carrying amount of our liquor licenses was $630,000. We acquired no liquor licenses in our fiscal year 2014 and one (1) liquor license from a franchisee in our fiscal year 2013.

NOTE 8.      INCOME TAXES

The components of our provision for income taxes for our fiscal years 2014 and 2013 are as follows:

	2014	2013
Current:
Federal	$1,008,000	$803,000
State	248,000	218,000
	1,256,000	1,021,000
Deferred:
Federal	63,000	(96,000)
State	7,000	(10,000)
	70,000	(106,000)
	$1,326,000	$915,000

A reconciliation of income tax computed at the statutory federal rate to income tax expense is as follows:

F-19

	2014	2013

Tax provision at the statutory rate of 34%	$1,390,000	$983,000
State income taxes, net of federal income tax	170,000	121,000
FICA tip credit	(256,000)	(241,000)
True up adjustment	(7,000)	22,000
Other permanent items	29,000	30,000
	$1,326,000	$915,000

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

The components of our deferred tax assets at September 27, 2014 and September 28, 2013 were as follows:

	2014	2013

Current:
Reversal of aged payables	$27,000	$27,000
Capitalized inventory costs	29,000	26,000
Accrued bonuses	272,000	222,000
Accruals for potential uninsured claims	89,000	57,000
Gift cards	120,000	108,000
Limited partnership management fees	(94,000)	27,000
	$443,000	$467,000
Long-Term:
Book/tax differences in property and equipment	$664,000	$632,000
Limited partnership investments	227,000	299,000
Accrued limited retirement	34,000	40,000
	$925,000	$971,000

NOTE 9.     DEBT

Long-Term Debt

	2014	2013
Mortgage payable to lender, secured by a first mortgage on real property and improvements, bearing interest at BBA LIBOR – 1 Month +2.25%, (2.407% at September 27, 2014), but with $3,750,000 of the principal amount fixed at 4.51% pursuant to a swap agreement, amortized over 20 years, payable in monthly installments of principal and interest of approximately $23,700, and our current monthly payment of principal and interest as to that portion of the principal amount not fixed by the interest rate swap agreement, ($750,000), is payable at BBA LIBOR – 1 Month + 2.25% interest rate, (2.407% as of September 27, 2014). The entire principal balance and all accrued but unpaid interest is due on December 1, 2019.	$3,881,000	$4,106,000

Mortgage payable to unrelated third party, secured by first mortgage on real property and improvements, bearing interest at 7½%, amortized over 20 years, payable in monthly installments of principal and interest of approximately $15,700, with a balloon payment of approximately $1,331,000 in December, 2022.	1,875,000	1,921,000

Mortgage payable to lender, secured by a first mortgage on real property and improvements, bearing interest at BBA LIBOR – 1 Month +2.25%, (2.403% at September 27, 2014), but with the principal amount fixed at 4.35% pursuant to a swap agreement, amortized over 20 years, payable in monthly installments of principal and interest of approximately $8,775, with a balloon payment of approximately $858,000 on January 31, 2023.	1,328,000	1,375,000

Term loan payable to lender, secured by a blanket loan on all Company assets, bearing interest at BBA LIBOR – 1 Month + 3.25%, (3.403% at September 27, 2014), but fixed at 4.00% pursuant to a swap agreement, payable in forty two (42) monthly installments of principal and interest of approximately $41,000, with the final payment due July 24, 2016.	862,000	1,307,000

Term loan payable to lender, secured by a blanket loan on all Company assets, bearing interest at BBA LIBOR – 1 Month + 2.25%, (2.407% at September 27, 2014), but fixed at 3.43%, pursuant to a swap agreement, payable in monthly installments of principal and interest of approximately $38,000, payable interest only for 3 months and then fully amortized over 45 months, with the final payment due December 1, 2015.	533,000	960,000

Mortgage payable to a related party, secured by first mortgage on real property and improvements, bearing interest at 5%, amortized over 15 years, payable in monthly installments of principal and interest of approximately $5,700, with a balloon payment of approximately $457,000 due in March, 2021.	709,000	902,000

Mortgage payable to lender, secured by a first mortgage on real property and improvements, bearing interest at BBA LIBOR +2.25%, (2.403% at September 27, 2014), but fixed at 5.11% pursuant to a swap agreement, amortized over 20 years, payable in monthly installments of principal and interest of approximately $4,600, with a balloon payment of approximately $720,000 due in August, 2017.	818,000	849,000

Mortgage payable to related party, secured by first mortgage on real property and improvements, bearing interest at 5%, amortized over 15 years, payable in monthly installments of principal and interest of approximately $4,900, with a balloon payment of approximately $391,000 in May, 2021.	612,000	723,000

Mortgage payable to related party, secured by first mortgage on real property and improvements, bearing interest at 10.0%; amortized over 30 years, payable in monthly installments of principal and interest of approximately $4,000, with a balloon payment of approximately $413,000 in May, 2017. This loan was paid in full in May, 2014.	—	429,000

Financed insurance premiums, secured by all insurance policies, bearing interest between 2.65% and 4.89%, payable in monthly installments of principal and interest in the aggregate amount of $32,000 a month through June 1, 2016.	779,000	116,000

Mortgage payable to related party, secured by first mortgage on real property and improvements, bearing interest at 5%, amortized over 15 years, payable in monthly installments of principal and interest of approximately $6,000, with a balloon payment of approximately $476,000 due in April, 2021.	742,000	775,000

Mortgage payable to unrelated third party, secured by first mortgage on real property and improvements, bearing interest at 7½%, amortized over 20 years, payable in monthly installments of principal and interest of approximately $7,300, with a final payment due in March 2034.	890,000	—

Other	302,000	83,000
	13,331,000	13,546,000
Less current portion	1,897,000	1,477,000
	$11,434,000	$12,069,000

Long-term debt at September 27, 2014 matures as follows:

2015	1,897,000
2016	1,371,000
2017	1,277,000
2018	539,000
2019	528,000
Thereafter	7,719,000
$13,331,000

As of September 27, 2014, we are in compliance with the covenants of all loans with our lender.

NOTE 10.      COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Legal Matters

We are a party to various claims, legal actions and complaints arising in the ordinary course of our business. It is our opinion that all such matters are without merit or involve such amounts that an unfavorable disposition would not have a material adverse effect on our financial position or results of operations.

Subsequent to the end of our fiscal year 2014, we settled seven (7) employment related, self-insured lawsuits filed against us, including against several of our limited partnerships, for an aggregate total of approximately $193,000. We have previously accrued for this potential self-insured liability in the accompanying consolidated balance sheets in the caption "Accounts payable and accrued expenses".

Leases

We lease a substantial portion of the land and buildings used in our operations under leases with initial terms expiring between 2015 and 2027. Renewal options are available on many of our leases. Most of our leases are fixed rent agreements. For one Company-owned restaurant/package liquor store combination unit, lease rental is subject to sales overrides ranging from 3% to 4% of annual sales in excess of established amounts. For another Company-owned restaurant, lease rental is subject to sales overrides of 7.3% of annual sales in excess of the base rent paid. For five limited partnership restaurants, lease rentals are subject to sales overrides ranging from 2% to 5.5% of annual sales in excess of the base rent paid. We recognize rent expense on a straight line basis over the term of the lease and percentage rent as incurred.

We have a ground lease for an out parcel in Hollywood, Florida where we constructed a 4,120 square foot stand-alone building, one-half (1/2) of which is used by us for the operation of our Company-owned package liquor store and the other one-half (1/2) of which is subleased to an unrelated third party as retail space. Rent for the retail space commenced January 1, 2005, and we generated approximately $49,000 of revenue from this source during each of our fiscal years ended September 27, 2014 and September 28, 2013, respectively. Total future minimum

NOTE 10.     COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Leases (Continued)

sublease payments under the non-cancelable sublease are $340,000, including Florida sales tax (currently 6%).

Future minimum lease payments, including Florida sales tax (currently 6% to 7%) under our non-cancelable operating leases as of September 27, 2014 are as follows:

2015	$2,704,000
2016	2,526,000
2017	2,242,000
2018	1,757,000
2019	1,648,000
Thereafter	2,450,000
Total	$13,327,000

Total rent expense for all of our operating leases was approximately $3,105,000 and $2,979,000 in our fiscal years 2014 and 2013, respectively, and is included in “Occupancy Costs” in our accompanying consolidated statements of income. This total rent expense is comprised of the following:

	2014	2013

Minimum Base Rent	$2,500,000	$2,461,000
Contingent Percentage Rent	605,000	518,000
Total	$3,105,000	$2,979,000

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants during calendar year 2015, on October 18, 2014, we entered into the following:

a. a “spot” purchase with a new rib supplier, whereby we agreed to purchase approximately $361,000 of baby back ribs the first and second quarters of our fiscal year 2015 from a new vendor at a fixed cost;

b. a “spot” purchase with another new rib supplier, whereby we agreed to purchase approximately $226,000 of baby back ribs the second quarter of our fiscal year 2015 from a new vendor at a fixed cost; and

c. a purchase agreement with our current rib supplier, whereby we agreed to purchase approximately $3,649,000 of baby back ribs during calendar year 2015 from this vendor at a fixed cost.

We contract for the purchase of baby back ribs on an annual basis to fix the cost and ensure adequate supply for the calendar year. We anticipate purchasing all of our rib supply from these vendors, but we believe that several other alternative vendors are available, if necessary.

Franchise Program

At September 27, 2014 and September 28, 2013, we were the franchisor of five units under franchise agreements. Of the five franchised stores, three are combination restaurant/package liquor stores and two are restaurants (one of which we operate). Three franchised stores are owned and operated by related parties. Under the franchise agreements, we provide guidance, advice and management assistance to the franchisees. In addition, and for an additional annual fee of approximately $25,000, we also act as fiscal agent for the franchisees whereby we collect all revenues and pay all expenses and distributions. We also, from time to time, advance funds on behalf of the franchisees for the cost of renovations. The resulting amounts receivable from and payable to these franchisees are reflected in the accompanying consolidated balance sheet as either an asset or a liability. We also agree to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. The franchise agreements provide for royalties to us of approximately 3% of gross restaurant sales and 1% of gross package liquor sales. We are not currently offering or accepting new franchises.

Employment Agreement/Bonuses

As of September 27, 2014 and September 28, 2013, we had no employment agreements.

Our Board of Directors approved an annual performance bonus, with 14% of the corporate pre-tax net income, plus or minus non-recurring items, but before depreciation and amortization in excess of $650,000 paid to the Chief Executive Officer and 6% paid to other members of management. Bonuses for our fiscal years 2014 and 2013 amounted to approximately $1,221,000 and $920,000, respectively.

Our Board of Directors also approved an annual performance bonus, with 5% of the pre-tax net income before depreciation and amortization from our restaurants in excess of $1,875,000 and our share of the pre-tax net income before depreciation and amortization from the restaurants owned by the limited partnerships paid to the Chief Operating Officer and 5% paid to the Chief Financial Officer. Bonuses for our fiscal years 2014 and 2013 amounted to approximately $715,000 and $550,000, respectively.

With the resignation of our Vice President of Package Operations at the end of our fiscal year 2013, our Board of Directors discontinued the annual performance bonus, whereby 3% of the pre-tax net income before depreciation and amortization from the package liquor stores was paid to him. No bonus was earned for our fiscal year 2014 and for our fiscal year 2013, the bonus paid amounted to approximately $34,000.

Management Agreements

Atlanta, Georgia

We own, but do not operate, an adult entertainment nightclub located in Atlanta, Georgia which operates under the name “Mardi Gras”. We have a management agreement with an unaffiliated third party to manage the club. Under our management agreement, the unaffiliated third party management firm is obligated to pay us an annual amount, paid monthly, equal to the greater of $150,000 or ten (10%) percent of gross sales from the club, offset by one-half (1/2) of any rental increases, provided our fees will never be less than $150,000 per year. For our fiscal years ended September 27, 2014 and September 28, 2013, we generated $138,000 and $150,000 of revenue, respectively, from the operation of the club.

Deerfield Beach, Florida

Since January 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The management agreement is being amortized on a straight line basis over the life of the initial term of the agreement, ten (10) years. As of September 27, 2014 and September 28, 2013, the balance of our management agreement of $62,000 and $112,000 was included in other assets in the accompanying consolidated balance sheet. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant. During the third quarter of our fiscal year 2011, the term of the management agreement was extended through January 9, 2036. For each of our fiscal years ended September 27, 2014 and September 28, 2013, we generated $385,000 of revenue from providing these management services. As of September 27, 2014, we have generated revenue in excess of the purchase price of the management agreement.

NOTE 11.        FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

As of September 27, 2014, we have fully adopted FASB (ASC) Topic 820, “Fair Value Measurements and Disclosures”, for financial assets and liabilities and for non-financial assets and liabilities that are recognized or disclosed at fair value on at least an annual basis. Topic 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of non-performance. Topic 820 establishes a fair market hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Topic 820 establishes three levels of inputs that may be used to measure fair value:

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

Interest Rate Swap Agreements

At September 27, 2014, we had five variable rate debt instruments outstanding that are impacted by changes in interest rates. In July, 2010, we re-financed the mortgage loan encumbering our corporate offices (the “Refinanced Mortgage Loan”). In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”), and received a $1,600,000 term loan (the “$1.6M Term Loan”) the proceeds of which were ultimately used to purchase the shopping center, while permitting us to retain our working capital and cash reserves. In January, 2013, we re-financed the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”) and borrowed $1,595,000 from a non affiliated third party lender, (the “$1.595M Term Loan”), and used all of the net proceeds of this loan to re-finance the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates.

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following five (5) interest rate swap agreements:

(i) One (1) interest rate swap agreement entered into July, 2010 relates to the Refinanced Mortgage Loan (the “Mortgage Loan Swap”). The Mortgage Loan Swap requires us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount. Under this method of accounting, at September 27, 2014, we determined that based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender, the fair value of the Mortgage Loan Swap was not material; and

(ii) The second interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at September 27, 2014, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(iii) The third interest rate swap agreement entered into in November, 2011 relates to the $1.6M Term Loan (the “$1.6M Term Loan Swap”). The $1.6M Term Loan Swap requires us to pay interest for a four (4) year period at a fixed rate of 3.43% on an initial amortizing notional principal amount of $1,600,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at September 27, 2014, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(iv) The fourth interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at September 27, 2014, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(v) The fifth interest rate swap agreement entered into in January, 2013 relates to the $1.595M Term Loan (the “$1.595M Term Loan Swap”). The $1.595M Term Loan Swap requires us to pay interest for a forty two (42) month period at a fixed rate of 4.00% on an initial amortizing notional principal amount of $1,595,000, while receiving interest for the same period at LIBOR – 1 Month, plus 3.25%, on the same amortizing notional principal amount. We determined that at September 27, 2014, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

NOTE 12. COMMON STOCK

Treasury Stock

Purchase of Common Shares

Pursuant to a discretionary plan approved by the Board of Directors, during our fiscal year 2014, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for a purchase price of $10,000. During our fiscal year 2013, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for a purchase price of $6,000.

Sale of Common Shares

During our fiscal years 2014 and 2013, we did not sell any shares of our common stock.

Stock Options

At a May 15, 2014 meeting, our Board of Directors terminated our stock option plan. We granted no options during our fiscal years 2014 and 2013. We have no options outstanding at September 27, 2014.

NOTE 13.         BUSINESS SEGMENTS

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for our fiscal years ended 2014 and 2013, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

Operating Revenues:	2014	2013
Restaurants	$73,845,000	$67,441,000
Package stores	13,806,000	13,192,000
Other revenues	2,151,000	2,165,000
Total operating revenues	$89,802,000	$82,798,000

Income from Operations Reconciled to Income
after Income Taxes and Net Income
Attributable to Noncontrolling Interests
Restaurant	$7,523,000	$6,124,000
Package stores	950,000	923,000
	8,473,000	7,047,000
Corporate expenses, net of other revenues	(1,959,000)	(2,410,000)
Income from Operations	6,514,000	4,637,000
Interest expense	(736,000)	(818,000)
Interest and Other Income	144,000	28,000
Income after Income Taxes and Net Income	5,922,000	3,847,000
Attributable to Noncontrolling Interests
Provision for Income Taxes	(1,326,000)	(915,000)
Net Income	4,596,000	2,932,000
Net Income Attributable to
Noncontrolling Interests	(1,831,000)	(955,000)
Net Income Attributable to
Flanigan's Enterprises, Inc.
Stockholders	$2,765,000	$1,977,000

Identifiable Assets:
Restaurants	$28,465,000	$27,460,000
Package store	4,958,000	4,490,000
	33,423,000	31,950,000

Corporate	19,680,000	17,674,000
Consolidated Totals	$53,103,000	$49,624,000

Capital Expenditures:
Restaurants	$1,548,000	$5,093,000
Package stores	378,000	206,000
	1,926,000	5,299,000
Corporate	1,843,000	403,000
Total Capital Expenditures	$3,769,000	$5,702,000

Depreciation and Amortization:
Restaurants	$1,971,000	$1,916,000
Package stores	203,000	218,000
	2,174,000	2,134,000
Corporate	419,000	453,000
Total Depreciation and Amortization	$2,593,000	$2,587,000

NOTE 14.         QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of our unaudited quarterly results of operations for the quarters in our fiscal years 2014 and 2013.

	Quarter Ended
	Dec. 28, 2013	March 29, 2014	June 28, 2014	Sept. 27, 2014

Revenues	$21,475,000	$23,771,000	$22,817,000	$21,739,000
Income from operations	1,216,000	2,076,000	1,972,000	1,250,000
Net income attributable to stockholders	538,000	907,000	857,000	463,000
Net income per share – basic and diluted	0.29	0.49	0.46	0.25
Weighted average common stock outstanding – basic and diluted	1,859,359	1,858,647	1,858,647	1,858,647

	Quarter Ended
	Dec. 29, 2012	March 30, 2013	June 29, 2013	Sept. 28, 2013

Revenues	$19,613,000	$22,255,000	$21,012,000	$19,918,000
Income from operations	636,000	1,405,000	1,629,000	967,000
Net income attributable to stockholders	345,000	750,000	660,000	222,000
Net income per share – basic and diluted	0.19	0.40	0.35	0.12

Weighted average common stock outstanding – basic and diluted	1,859,987	1,859,257	1,859,257	1,859,257

Quarterly operating results are not necessarily representative of our operations for a full year for various reasons including the seasonal nature of both the restaurant and package store segments.

NOTE 15.        401(k) PLAN

Effective July 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and matching contributions. During our fiscal years 2014 and 2013, we made discretionary contributions of $23,000 and $24,000, respectively.

NOTE 16.      SUBSEQUENT EVENTS

Subsequent to the fourth quarter of our fiscal year 2014, we purchased from our limited partnership, the operating assets of the restaurant located at 2460 Weston Road, Weston, Broward County, Florida for a purchase price of $351,000 and on September 28, 2014 this restaurant began operating as a Company-owned restaurant.

Subsequent to the fourth quarter of our fiscal year 2014, we exercised the final five (5) year renewal option to extend the term of our lease for the combination package liquor store and restaurant we own located at 5450 N. State Road 7, N. Lauderdale, Florida (Store #40) through December 31, 2020 under the same terms and conditions and were granted an option to purchase the real property and improvements on December 31, 2020 for a purchase price of $1,200,000.

Subsequent events have been evaluated through the date these consolidated financial statements were issued. No events required disclosure.

