Form 10-Q
period 2014-12-27
FLANIGANS ENTERPRISES INC
filed 2015-02-10
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2014

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

Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No☐

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

Yes ☐ No ☒

On February 10, 2015, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	---------Thirteen Weeks Ended--------
	December 27, 2014	December 28, 2013

REVENUES:
Restaurant food sales	$14,341	$13,301
Restaurant bar sales	4,437	4,006
Package store sales	3,991	3,661
Franchise related revenues	323	293
Rental income	140	130
Owner’s fee	38	38
Other operating income	50	46
	23,320	21,475

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	6,709	6,072
Package goods	2,834	2,585
Payroll and related costs	7,004	6,505
Occupancy costs	1,166	1,169
Selling, general and administrative expenses	4,285	3,928
	21,998	20,259
Income from Operations	1,322	1,216

OTHER INCOME (EXPENSE):
Interest expense	(159)	(195)
Interest and other income	13	18
	(146)	(177)

Income before Provision for Income Taxes	1,176	1,039

Provision for Income Taxes	(317)	(230)

Net Income	859	809

Less: Net income attributable to noncontrolling interests	(152)	(271)

Net income attributable to stockholders	$707	$538

See accompanying notes to unaudited condensed consolidated financial statements.

2

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Continued)

	---------Thirteen Weeks Ended--------
	December 27, 2014	December 28, 2013

Net Income Per Common Share:
Basic and Diluted	$0.38	$0.29

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,859,359

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 27, 2014 (UNAUDITED) AND SEPTEMBER 27, 2014

(in thousands)

ASSETS

	December 27, 2014	September 27, 2014

CURRENT ASSETS:

Cash and cash equivalents	$8,215	$8,099
Prepaid income taxes	232	142
Due from franchisees	22	—
Other receivables	308	522
Inventories	3,205	2,954
Prepaid expenses	1,720	1,234
Deferred tax assets	443	443

Total Current Assets	14,145	13,394

Property and Equipment, Net	35,943	35,936

Investment in Limited Partnership	232	232

OTHER ASSETS:

Liquor licenses	630	630
Deferred tax assets	925	925
Leasehold interests, net	873	909
Other	1,063	1,077

Total Other Assets	3,491	3,541

Total Assets	$53,811	$53,103

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 27, 2014 (UNAUDITED) AND SEPTEMBER 27, 2014

(in thousands)

(Continued)

LIABILITIES AND EQUITY

	December 27, 2014	September 27, 2014

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$7,946	$6,685
Due to franchisees	1,480	1,892
Current portion of long term debt	2,280	1,897
Current portion of deferred rent	16	16

Total Current Liabilities	11,722	10,490

Long Term Debt, Net of Current Maturities	11,120	11,434

Deferred Rent, Net of Current Portion	110	114

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	23,300	22,872
Treasury stock, at cost, 2,338,995 shares at December 27, 2014 and 2,338,995 shares at September 27, 2014	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	23,883	23,455
Noncontrolling interests	6,976	7,610
Total equity	30,859	31,065

Total liabilities and equity	$53,811	$53,103

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 27, 2014 AND DECEMBER 28, 2013

(in thousands)

	December 27, 2014	December 28, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$859	$809
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	628	598
Amortization of leasehold interests	36	34
Loss on abandonment of property and equipment	—	2
Deferred rent	(4)	(4)
Income from unconsolidated limited partnership	(10)	(9)
Changes in operating assets and liabilities: (increase) decrease in
Due from franchisees	(22)	(70)
Other receivables	214	(21)
Prepaid income taxes	(90)	181
Inventories	(251)	(468)
Prepaid expenses	140	756
Other assets	95	(753)
Increase (decrease) in:
Accounts payable and accrued expenses	984	1,285
Income taxes payable	—	24
Due to franchisees	(412)	(488)
Net cash and cash equivalents provided by operating activities	2,167	1,876

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(512)	(532)
Deposits on property and equipment	(204)	(21)
Proceeds from sale of fixed assets	—	26
Distributions from unconsolidated limited partnership	10	8
Net cash and cash equivalents used in investing activities	(706)	(519)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 27, 2014 AND DECEMBER 28, 2013

(in thousands)

(Continued)

	December 27, 2014	December 28, 2013

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(559)	(456)
Purchase of treasury stock	—	(10)
Distributions to limited partnerships’ noncontrolling interests	(786)	(378)
Purchase of noncontrolling interests	—	(145)

Net cash and cash equivalents used in financing activities	(1,345)	(989)

Net Increase in Cash and Cash Equivalents	116	368

Beginning of Period	8,099	7,058

End of Period	$8,215	$7,426

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$159	$195
Income taxes	$406	$24

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$626	$1,469
Purchase deposits transferred to property and equipment	$102	$31
Dividends declared	$279	$—

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 27, 2014

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the thirteen weeks ended December 27, 2014 and December 28, 2013 are unaudited. Financial information as of September 27, 2014 has been derived from the audited financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 27, 2014. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 3 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potentially dilutive common stock equivalents. As of December 27, 2014 and December 28, 2013, no stock options were outstanding.

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Adopted

Index

In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss or tax carryforward exists. The FASB concluded that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset except in certain circumstances the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets. The amendment is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance did not have an impact on our consolidated financial statements.

Issued

There were no recently issued accounting pronouncements during the first quarter of our fiscal year 2015 that we believe will have a material impact on our condensed consolidated financial statements.

(4) PURCHASE OF OPERATING ASSETS FROM LIMITED PARTNERSHIP

During the first quarter of our fiscal year 2015, we purchased from a limited partnership, where we are the sole general partner and a 30% limited partner and our officers, directors or their family members own 35.1% of the remaining limited partnership interests, the operating assets of the restaurant located at 2460 Weston Road, Weston, Broward County, Florida (Store #95) for a purchase price of $351,000, cash at closing, plus prorations of approximately $100,000 and on September 28, 2014 this restaurant began operating as a Company-owned restaurant.

(5) RECENT EXTENSION OF EXISTING LEASE FOR EXISTING LOCATION

During the first quarter of our fiscal year 2015, we exercised the final five (5) year renewal option to extend the term of our lease for the combination package liquor store and restaurant we own located at 5450 N. State Road 7, N. Lauderdale, Florida (Store #40) through December 31, 2020 under the existing terms and conditions and were granted an option to purchase the real property and improvements to be exercised on or before December 31, 2020 for a purchase price of $1,200,000, cash at closing.

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

Index

(7) ACQUISITIONS:

Purchase of Company Common Stock

During the thirteen weeks ended December 27, 2014, we did not purchase any shares of our common stock. Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, during the thirteen weeks ended December 28, 2013, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $10,000.

Purchase of Limited Partnership Interests

During the thirteen weeks ended December 27, 2014, we did not purchase any limited partnership interests. During the thirteen weeks ended December 28, 2013, we purchased from one limited partner (who is not an officer, director or family member of officers or directors) for a purchase price of $5,000, cash at closing, a 1.26% limited partnership interest in one (1) limited partnership when we are the general partner and which limited partnership owns and operates a restaurant. We also purchased from another limited partner (who is not an officer, director or family member of officers or directors) for an aggregate purchase price of $140,000, cash at closing, a 5.0%, 4.25% and 1.29% limited partnership interest in three separate limited partnerships where we are the general parter and each of which limited partnership owns and operates a restaurant.

(8) COMMITMENTS AND CONTINGENCIES:

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

During the first quarter of our fiscal year 2015, we paid an aggregate of approximately $193,000 in connection with the settlement of seven (7) employment related, self-insured lawsuits filed against us, including against several of our limited partnerships. We previously accrued for this potential self-insured liability in our consolidated balance sheets in the caption "Accounts payable and accrued expenses" in the Company's Annual Report on Form 10-K for the year ended September 27, 2014.

(9) SUBSEQUENT EVENTS:

Investment in Real Property

Subsequent to the first quarter of our fiscal year 2015, we closed on the purchase of the vacant real property (the “Property”), which is contiguous to the real property we own where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operates. We intend to construct a building on the Property into which we will re-locate our package liquor store and expand our restaurant into the former package liquor store space. The Property will also provide for a larger parking lot to be used by our customers. We paid $1,500,000 cash at closing for the Property.

Index

Subsequent events have been evaluated through the date these condensed consolidated financial statements were issued. No additional events required disclosure, other than the items mentioned above.

(10) BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks ended December 27, 2014 and December 28, 2013, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

	(in thousands)
	Thirteen Weeks Ending December 27, 2014	Thirteen Weeks Ending December 28, 2013
Operating Revenues:
Restaurants	$18,778	$17,307
Package stores	3,991	3,661
Other revenues	551	507
Total operating revenues	$23,320	$21,475

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$1,516	$1,547
Package stores	331	245
	1,847	1,792
Corporate expenses, net of other revenues	(525)	(576)
Income from Operations	1,322	1,216
Interest expense	(159)	(195)
Interest and Other income	13	18
Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests	$1,176	$1,039
Provision for Income Taxes	(317)	(230)
Net Income	859	809
Net Income Attributable to Noncontrolling Interests	(152)	(271)
Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders	$707	$538

Depreciation and Amortization:
Restaurants	$493	$478
Package stores	53	51
	546	529
Corporate	118	103
Total Depreciation and Amortization	$664	$632

Capital Expenditures:
Restaurants	$326	$448
Package stores	56	60
	382	508
Corporate	232	55
Total Capital Expenditures	$614	$563

Index

	December 27,	September 27,
	2014	2014
Identifiable Assets:
Restaurants	$28,508	$28,465
Package store	5,234	4,958
	33,742	33,423
Corporate	20,069	19,680
Consolidated Totals	$53,811	$53,103

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipates, appears, expects, trends, intends, hopes, plans, believes, seeks, estimates, may, will,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to customer demand and competitive conditions. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Annual Report on our Form 10-K for the fiscal year ended September 27, 2014 and in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

OVERVIEW

At December 27, 2014, we (i) operated 25 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants, (one restaurant of which we operate), and three combination restaurants/package stores. The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of December 27, 2014 and as compared to December 28, 2013 and September 27, 2014. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

Index

Types of Units	December 27, 2014	September 27, 2014	December 28, 2013
Company Owned:
Combination package and restaurant	4	4	4
Restaurant only	6	5	5	(1)
Package store only	5	5	5

Company Operated Restaurants Only:
Limited Partnerships	8	9	9	(1)
Franchise	1	1	1
Unrelated Third Party	1	1	1

Company Owned Club:	1	1	1

Total Company Owned/Operated Units	26	26	26
Franchised Units	5	5	5	(2)

Notes:

(1) As of September 28, 2014, we purchased the assets of a restaurant owned by a limited partnership and the restaurant became a Company owned unit.

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of December 27, 2014, limited partnerships owning four (4) restaurants, (Surfside, Florida, Kendall, Florida, West Miami, Florida and Pinecrest, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

Index

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	December 27, 2014		December 28, 2013
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$14,341	62.98	$13,301	63.43
Restaurant bar sales	4,437	19.49	4,006	19.11
Package store sales	3,991	17.53	3,661	17.46

Total Sales	$22,769	100.00	$20,968	100.00

Franchise related revenues	323		293
Owner’s fee	38		38
Rental income	140		130
Other operating income	50		46

Total Revenue	$23,320		$21,475

Comparison of Thirteen Weeks Ended December 27, 2014 and December 28, 2013.

Revenues. Total revenue for the thirteen weeks ended December 27, 2014 increased $1,845,000 or 8.59% to $23,320,000 from $21,475,000 for the thirteen weeks ended December 28, 2013.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $14,341,000 for the thirteen weeks ended December 27, 2014 as compared to $13,301,000 for the thirteen weeks ended December 28, 2013. Comparable weekly restaurant food sales (for restaurants open for all of the first quarter of our fiscal year 2015 and all of the first quarter of our fiscal year 2014, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $1,038,000 and $954,000 for the thirteen weeks ended December 27, 2014 and December 28, 2013, respectively, an increase of 8.81%. Comparable weekly restaurant food sales for Company owned restaurants only was $501,000 and $456,000 for the first quarter of our fiscal year 2015 and the first quarter of our fiscal year 2014, respectively, an increase of 9.87%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $537,000 and $498,000 for the first quarter of our fiscal year 2015 and the first quarter of our fiscal year 2014, respectively, an increase of 7.83%.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $4,437,000 for the thirteen weeks ended December 27, 2014 as compared to $4,006,000 for the thirteen weeks ended December 28, 2013. Comparable weekly restaurant bar sales (for restaurants open for all of the first quarter of our fiscal year 2015 and all of the first quarter of our fiscal year 2014, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $325,000 for the thirteen weeks ended December 27, 2014 and $292,000 for the thirteen weeks ended December 28, 2013, an increase of 11.30%. Comparable weekly restaurant bar sales for Company owned restaurants only was $141,000 and $128,000 for the first quarter of our fiscal year 2015 and the first quarter of our fiscal year 2014, respectively, an increase of 10.16%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $184,000 and $164,000 for the first quarter of our fiscal year 2015 and the first quarter of our fiscal year 2014, respectively, an increase of 12.20%.

Index

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $3,991,000 for the thirteen weeks ended December 27, 2014 as compared to $3,661,000 for the thirteen weeks ended December 28, 2013, an increase of $330,000. The weekly average of same store package liquor store sales, which includes all nine (9) Company owned package liquor stores, was $307,000 for the thirteen weeks ended December 27, 2014 as compared to $282,000 for the thirteen weeks ended December 28, 2013, an increase of 8.87%. We expect package liquor store sales to remain stable throughout the balance of our fiscal year 2015.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended December 27, 2014 increased $1,739,000 or 8.58% to $21,998,000 from $20,259,000 for the thirteen weeks ended December 28, 2013. The increase was primarily due to an expected general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2015 for the same reasons. Operating costs and expenses decreased as a percentage of total sales to approximately 94.33% in the first quarter of our fiscal year 2015 from 94.34% in the first quarter of our fiscal year 2014.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended December 27, 2014 increased to $12,069,000 from $11,235,000 for the thirteen weeks ended December 28, 2013. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 64.27% for the thirteen weeks ended December 27, 2014 and 64.92% for the thirteen weeks ended December 28, 2013. We anticipate that our gross profit for restaurant food and bar sales will decrease throughout the balance of our fiscal year 2015 due to higher food costs.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended December 27, 2014 increased to $1,157,000 from $1,076,000 for the thirteen weeks ended December 28, 2013. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package liquor store sales was 29.00% for the thirteen weeks ended December 27, 2014 and 29.39% for the thirteen weeks ended December 28, 2013. We anticipate that the gross profit margin for package store sales will remain stable throughout the balance of our fiscal year 2015.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended December 27, 2014 increased $499,000 or 7.67% to $7,004,000 from $6,505,000 for the thirteen weeks ended December 28, 2013. Payroll and related costs as a percentage of total sales was 30.03% in the first quarter of our fiscal year 2015 and 30.29% of total sales in the first quarter of our fiscal year 2014.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended December 27, 2014 decreased $3,000 or 0.26% to $1,166,000 from $1,169,000 for the thirteen weeks ended December 28, 2013. We anticipate that our occupancy costs will remain stable throughout our fiscal year 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended December 27, 2014 increased $357,000 or 9.09% to $4,285,000 from $3,928,000 for the thirteen weeks ended December 28, 2013. Selling, general and administrative expenses increased as a percentage of total sales in the first quarter of our fiscal year 2015 to approximately 18.37% as compared to 18.29% in the first quarter of our fiscal year 2014. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2015 due primarily to increases across all categories.

Index

Depreciation and Amortization. Depreciation and amortization for the thirteen weeks ended December 27, 2014 increased $32,000 or 5.06% to $664,000 from $632,000 for the thirteen weeks ended December 28, 2013. As a percentage of total revenue, depreciation expense was 2.84% of revenue for the thirteen weeks ended December 27, 2014 and 2.94% of revenue in the thirteen weeks ended December 28, 2013.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended December 27, 2014 decreased $36,000 to $159,000 from $195,000 for the thirteen weeks ended December 28, 2013.

Net Income. Net income for the thirteen weeks ended December 27, 2014 increased $50,000 or 6.18% to $859,000 from $809,000 for the thirteen weeks ended December 28, 2013. As a percentage of sales, net income for the first quarter of our fiscal year 2015 is 3.68%, as compared to 3.76% in the first quarter of our fiscal year 2014.

Net Income Attributable to Stockholders. Net income for the thirteen weeks ended December 27, 2014 increased $169,000 or 31.41% to $707,000 from $538,000 for the thirteen weeks ended December 28, 2013. As a percentage of sales, net income for the first quarter of our fiscal year 2015 is 3.03%, as compared to 2.51% in the first quarter of our fiscal year 2014.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During the first quarter of our fiscal year 2015, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

Trends

During the next twelve months, we expect that our restaurant food and bar sales will increase, but gross profit for restaurant food and bar sales will decrease due to higher food costs. We anticipate that our package liquor store sales and gross profit margin for package liquor store sales will remain stable during our fiscal year 2015. We expect higher food costs and higher overall expenses, including but not limited to higher general liability insurance premiums to adversely affect our net income. We also plan to continue our increased advertising to attract and retain our customers against increased competition. We plan to limit further menu price increases as long as possible, but continue to face increased competition and expect higher food costs and higher overall expenses, which will adversely affect our net income. We may be required to raise menu prices wherever competitively possible.

We do not have a new restaurant being developed, but continue to search for new locations to open restaurants and thereby expand our business. Any new locations will likely be opened using our limited partnership ownership model.

We are not actively searching for locations for the operation of new package liquor stores, but if an appropriate location for a package liquor store becomes available, we will consider it.

Index

Liquidity and Capital Resources

We fund our operations through cash from operations. As of December 27, 2014, we had cash of approximately $8,215,000, an increase of $116,000 from our cash balance of $8,099,000 as of September 27, 2014. The increase in cash as of December 27, 2014 was primarily due to our improved cash flow and with the exception of our purchase of a food truck for $153,000, and payment of an aggregate of approximately $193,000 in connection with the settlement of seven (7) employment related, self-insured lawsuits, the absence of extraordinary payments made during the first quarter of our fiscal year 2015, such as the development and renovation of a new location or the cash portion of the purchase price to close the purchase of real property. Subsequent to the end of the first quarter of our fiscal year 2015, we expended $1,500,000 as the purchase price and the cash required to close on our acquisition of the vacant real property adjacent to the real property we own where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) operates. We believe that our current cash availability from our cash on hand and the expected cash from operations will be sufficient to fund operations and capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the first thirteen weeks of fiscal years 2015 and 2014.

	---------Thirteen Weeks Ended--------
	December 27, 2014	December 28, 2013
	(in Thousands)

Net cash provided by operating activities	$2,167	$1,876
Net cash used in investing activities	(706)	(519)
Net cash used in financing activities	(1,345)	(989)

Net Increase in Cash and Cash Equivalents	116	368

Cash and Cash Equivalents, Beginning	8,099	7,058

Cash and Cash Equivalents, Ending	$8,215	$7,426

On December 24. 2014, our Board of Directors declared a cash dividend of 15 cents per share payable on January 30, 2015 to shareholders of record on January 16, 2015. We did not declare or pay a cash dividend on our capital stock in the first quarter of our fiscal year 2014. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. We acquired property and equipment of $614,000, (including $102,000 of deposits recorded in other assets as of September 27, 2014), during the thirteen weeks ended December 27, 2014, including $134,000 for renovations to two Company owned restaurant and to one limited partnership owned restaurant. We acquired property and equipment of $563,000, (including $31,000 of deposits recorded in other assets as of September 28, 2013), during the thirteen weeks ended December 28, 2013, including $248,000 for renovations to one Company owned restaurant and to two limited partnership owned restaurants.

Index

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2015 to be approximately $600,000, $134,000 of which has been spent through December 27, 2014.

Long Term Debt

As of December 27, 2014, we had long term debt of $13,400,000, as compared to $14,559,000 as of December 28, 2013, and $13,331,000 as of September 27, 2014. As of December 27, 2014, we are in compliance with the covenants of all loans with our lender.

As of December 27, 2014, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $1,201,000.

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants, on October 18, 2014, we entered into the following:

a.            a “spot” purchase with a new rib supplier, whereby we agreed to purchase approximately $361,000 of baby back ribs during the first and second quarters of our fiscal year 2015 from a new vendor at a fixed cost;

b.            a “spot” purchase with another new rib supplier, whereby we agreed to purchase approximately $266,000 of baby back ribs during the second quarter of our fiscal year 2015 from a new vendor at a fixed cost; and

c.            a purchase agreement with our current rib supplier, whereby we agreed to purchase approximately $3,649,000 of baby back ribs during calendar year 2015 from this vendor at a fixed cost.

While we anticipate purchasing all of our rib supply from these vendors, we believe there are several other alternative vendors available, if needed.

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended December 27, 2014, December 28, 2013 and our fiscal year ended September 27, 2014.

Item	Dec. 27, 2014	Dec. 28, 2013	Sept. 27, 2014
	(in Thousands)

Current Assets	$14,145	$12,983	$13,394
Current Liabilities	11,722	10,767	10,490
Working Capital	$2,423	$2,216	$2,904

Our working capital as of December 27, 2014 increased by 9.34% from our working capital as of the fiscal quarter ending December 28, 2013 and decreased by 16.56% from our working capital as of the fiscal year ending September 27, 2014.

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that our cash on hand and positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures throughout our fiscal year 2015.

Index

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of December 27, 2014 held no equity securities.

Interest Rate Risk

As part of our ongoing operations, we are exposed to interest rate fluctuations on our borrowings. As more fully described in Note 9 “Fair Value Measurements of Financial Instruments” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for our fiscal year ended September 27, 2014, we use interest rate swap agreements to manage these risks. These instruments are not used for speculative purposes but are used to modify variable rate obligations into fixed rate obligations.

At December 27, 2014, we had five variable rate debt instruments outstanding that are impacted by changes in interest rates. In July, 2010, we re-financed the mortgage loan encumbering our corporate offices (the “Refinanced Mortgage Loan”). In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”), and received a $1,600,000 term loan (the “$1.6M Term Loan”) the proceeds of which were ultimately used to purchase the shopping center, while permitting us to retain our working capital and cash reserves. In January, 2013, we re-financed the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”) and borrowed $1,595,000 from a non affiliated third party lender, (the “$1.595M Term Loan”), and used all of the net proceeds of this loan to re-finance the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates.

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following five (5) interest rate swap agreements:

(i)            One (1) interest rate swap agreement entered into July, 2010 relates to the Refinanced Mortgage Loan (the “Mortgage Loan Swap”). The Mortgage Loan Swap requires us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount. Under this method of accounting, at December 27, 2014, we determined that based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender, the swap is not effective, however the fair value of the Mortgage Loan Swap was not material;

Index

(ii)            The second interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at December 27, 2014, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

(iii)            The third interest rate swap agreement entered into in November, 2011 relates to the $1.6M Term Loan (the “$1.6M Term Loan Swap”). The $1.6M Term Loan Swap requires us to pay interest for a four (4) year period at a fixed rate of 3.43% on an initial amortizing notional principal amount of $1,600,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at December 27, 2014, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

(iv)            The fourth interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at December 27, 2014, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(v)            The fifth interest rate swap agreement entered into in January, 2013 relates to the $1.595M Term Loan (the “$1.595M Term Loan Swap”). The $1.595M Term Loan Swap requires us to pay interest for a forty two (42) month period at a fixed rate of 4.00% on an initial amortizing notional principal amount of $1,595,000, while receiving interest for the same period at LIBOR – 1 Month, plus 3.25%, on the same amortizing notional principal amount. We determined that at December 27, 2014, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

At December 27, 2014, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

Management’s Assessment on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's internal control over financial reporting.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 27, 2014, our internal control over financial reporting was effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” on page 10 of this Report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended September 27, 2014 for a discussion of other legal proceedings resolved in prior years.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirteen weeks ended December 27, 2014, we did not purchase any shares of our common stock. During the thirteen weeks ended December 28, 2013, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for an aggregate purchase price of $10,000. As of December 27, 2014, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

ITEM 6. EXHIBITS

The following exhibits are filed with this Report:

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Index

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

FLANIGAN'S ENTERPRISES, INC.

Date: February 10, 2015	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

