Form 10-Q
period 2015-03-28
FLANIGANS ENTERPRISES INC
filed 2015-05-12
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

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

Yes☒      No ☐

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

Yes ☐      No ☒

On May 12, 2015, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

SIGNATURES

LIST XBRL DOCUMENTS

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014

REVENUES:
Restaurant food sales	$16,151	$14,918	$30,492	$28,219
Restaurant bar sales	4,950	4,510	9,387	8,516
Package store sales	4,133	3,801	8,124	7,462
Franchise related revenues	426	320	749	613
Rental income	127	124	267	254
Owner’s fee	50	37	88	75
Other operating income	57	61	107	107
	25,894	23,771	49,214	45,246

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	7,451	6,574	14,160	12,646
Package goods	2,928	2,653	5,762	5,238
Payroll and related costs	7,720	7,188	14,724	13,693
Occupancy costs	1,205	1,172	2,371	2,341
Selling, general and administrative expenses	4,233	4,108	8,518	8,036
	23,537	21,695	45,535	41,954
Income from Operations	2,357	2,076	3,679	3,292

OTHER INCOME (EXPENSE):
Interest expense	(153)	(193)	(312)	(388)
Interest and other income	20	74	33	92
	(133)	(119)	(279)	(296)

Income before Provision for Income Taxes	2,224	1,957	3,400	2,996

Provision for Income Taxes	(512)	(405)	(829)	(635)

Net Income	1,712	1,552	2,571	2,361

Less: Net income attributable to noncontrolling interests	(588)	(645)	(740)	(916)

Net Income attributable to stockholders	$1,124	$907	$1,831	$1,445

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Continued)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014

Net Income Per Common Share:
Basic and Diluted	$0.60	$0.49	$0.99	$0.78

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,858,647	1,858,647	1,859,003

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 28, 2015 (UNAUDITED) AND SEPTEMBER 27, 2014

(in thousands)

ASSETS

	March 28, 2015	September 27, 2014

CURRENT ASSETS:

Cash and cash equivalents	$8,194	$8,099
Prepaid income taxes	—	142
Other receivables	511	522
Inventories	2,954	2,954
Prepaid expenses	1,495	1,234
Deferred tax asset	170	443

Total Current Assets	13,324	13,394

Property and Equipment, Net	37,467	35,936

Investment in Limited Partnership	237	232

OTHER ASSETS:

Liquor licenses	630	630
Deferred tax asset	1,008	925
Leasehold purchases, net	842	909
Other	605	1,077

Total Other Assets	3,085	3,541

Total Assets	$54,113	$53,103

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 28, 2015 (UNAUDITED) AND SEPTEMBER 27, 2014

(in thousands)

(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 28, 2015	September 27, 2014

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$6,839	$6,685
Income taxes payable	11	—
Due to franchisees	2,364	1,892
Current portion of long term debt	2,175	1,897
Deferred rent	14	16

Total Current Liabilities	11,403	10,490

Long Term Debt, Net of Current Maturities	10,502	11,434

Deferred Rent, Net of Current Portion	108	114

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	24,425	22,872
Treasury stock, at cost, 2,338,995 shares at March 28, 2015 and 2,338,995 shares at September 27, 2014	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	25,008	23,455
Noncontrolling interest	7,092	7,610
Total equity	32,100	31,065

Total liabilities and equity	$54,113	$53,103

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY SIX WEEKS ENDED MARCH 28, 2015 AND MARCH 29, 2014

(in thousands)

	March 28, 2015	March 29, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,571	$2,361
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,269	1,207
Amortization of leasehold interests	67	67
Gain (Loss) on abandonment of property and equipment	8	(6)
Deferred income tax	190	205
Deferred rent	(8)	(8)
Income from unconsolidated limited partnership	(15)	(33)
Changes in operating assets and liabilities: (increase) decrease in
Due from franchisees	—	21
Other receivables	11	(17)
Prepaid income taxes	142	181
Inventories	—	(402)
Prepaid expenses	940	864
Other assets	430	(671)
Increase (decrease) in:
Accounts payable and accrued expenses	155	420
Income taxes payable	11	28
Due to franchisees	472	186
Net cash and cash equivalents provided by operating activities	6,243	4,403

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(2,645)	(1,360)
Deposit on property and equipment	(121)	(84)
Proceeds from sale of fixed assets	—	35
Distributions from unconsolidated limited partnership	10	16
Net cash and cash equivalents used in investing activities	(2,756)	(1,393)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY SIX WEEKS ENDED MARCH 28, 2015 AND MARCH 29, 2014

(in thousands)

(Continued)

	March 28, 2015	March 29, 2014

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(1,855)	(973)
Dividends paid	(279)	—
Purchase of treasury stock	—	(10)
Purchase of noncontrolling limited partnership interests	—	(145)
Distributions to limited partnership’s noncontrolling interests	(1,258)	(785)

Net cash and cash equivalents used in financing activities	(3,392)	(1,913)

Net Increase in Cash and Cash Equivalents	95	1,097

Beginning of Period	8,099	7,058

End of Period	$8,194	$8,155

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$312	$388
Income taxes	$485	$220

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,201	$1,469
Purchase deposits transferred to property and equipment	$121	$62
Purchase of property in exchange for debt	$—	$900
Purchase of vehicles in exchange for debt	$—	$152

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 28, 2015

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the periods ended March 28, 2015 and March 29, 2014 are unaudited. Financial information as of September 27, 2014 has been derived from the audited financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 27, 2014. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 2 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potentially dilutive common stock equivalents. As of March 28, 2015 and March 29, 2014, no stock options were outstanding.

(3) RECENT ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Adopted

There were no recently adopted accounting pronouncements during the second quarter of our fiscal year 2015 that we believe will have a material impact on our consolidated financial statements.

Index

Issued

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 provides authoritative guidance related to the presentation of debt issuance costs on the balance sheet, requiring companies to present debt issuance costs as a direct deduction from the carrying value of debt. The amendments in this update are effective for public business entities in fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The new guidance must be applied retrospectively to each prior period presented. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation: Amendments to the Consolidation Analysis” to modify the analysis that companies must perform in order to determine whether a legal entity should be consolidated. ASU 2015-02 simplifies current guidance by reducing the number of consolidation models; eliminating the risk that a reporting entity may have to consolidate based on a fee arrangement with another legal entity; placing more weight on the risk of loss in order to identify the party that has a controlling financial interest; reducing the number of instances that related party guidance needs to be applied when determining the party that has a controlling financial interest; and changing rules for companies in certain industries that ordinarily employ limited partnership or variable interest entity structures. ASU 2015-02 is effective for public companies for fiscal years beginning after December 15, 2015 and interim periods within those fiscal periods. Early adoption on a modified retrospective or full retrospective basis is permitted. The Company is evaluating the impact that adoption of this standard will have on its consolidated financial statements.

(4) INVESTMENT IN REAL PROPERTY

During the second quarter of our fiscal year 2015, we acquired for $1.5 million cash at closing, vacant real property (the “Property”), which is contiguous to the real property we own where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operates. We intend to (i) construct a building on the Property into which we will re-locate the existing (Store #19) package liquor store; and (ii) renovate and expand our existing (Store # 19) restaurant into the former package liquor store space. The Property will also provide for a larger parking lot to be used by our customers.

(5) PURCHASE OF OPERATING ASSETS FROM LIMITED PARTNERSHIP

During the first quarter of our fiscal year 2015, we purchased from a limited partnership, where we were the general partner and a 30% limited partner and our officers, directors or their family members owned 35.1% of the remaining limited partnership interests, the operating assets of the restaurant located at 2460 Weston Road, Weston, Broward County, Florida (Store #95) for a purchase price of $351,000, plus prorations, of approximately $100,000, cash at closing, and on September 28, 2014 this restaurant began operating as a Company-owned restaurant.

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

(7) DEBT:

Financed Insurance Premiums

During the twenty six weeks ended March 28, 2015, we financed the following three (3) property and general liability insurance policies, totaling approximately $1.2 million:

(i)     For the policy year beginning December 30, 2014, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers, including automobile and excess liability coverage. The one (1) year general liability insurance premiums, including automobile and excess liability coverage, total, in the aggregate $424,000, of which $389,000 is financed through the unaffiliated third party lender (the “Third Party Lender”). The finance agreement obligates us to repay the amounts financed together with interest at the rate of 2.99% per annum, over 11 months, with monthly payments of principal and interest, each in the amount of $36,000. The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(ii)      For the policy year beginning December 30, 2014, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers, including excess liability coverage. The one (1) year general liability insurance premiums, including excess liability coverage, total, in the aggregate $450,000, of which $413,000 is financed through the Third Party Insurance Lender. The finance agreement obligates us to repay the amounts financed, together with interest at the rate of 2.99% per annum, over 11 months, with monthly payments of principal and interest, each in the amount of $38,000. The finance agreement is secured by a security agreement in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(iii)     For the policy year beginning March 12, 2015, our property insurance is a one (1) year policy with our insurance carrier. The one (1) year property insurance premium is in the amount of $482,000, of which $416,000 is financed through an unaffiliated third party lender. The finance agreement provides that we are obligated to repay the amounts financed, together with interest at the rate of 2.95% per annum, over 8 months, with monthly payments of principal and interest, each in the amount of approximately $52,000. The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

As of March 28, 2015, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $839,000.

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

Index

(9) SUBSEQUENT EVENTS:

Subsequent events have been evaluated through the date these condensed consolidated financial statements were issued and no events required disclosure.

(10) BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks and twenty six weeks ended March 28, 2015 and March 29, 2014, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

	(in thousands)
	Thirteen Weeks Ending March 28, 2015	Thirteen Weeks Ending March 29, 2014
Operating Revenues:
Restaurants	$21,101	$19,428
Package stores	4,133	3,801
Other revenues	660	542
Total operating revenues	$25,894	$23,771

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$2,555	$2,402
Package stores	358	286
	2,913	2,688
Corporate expenses, net of other Revenues	(556)	(612)
Income from Operations	2,357	2,076
Interest expense	(153)	(193)
Interest and other income	20	74
Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests	$2,224	$1,957
Provision for Income Taxes	(512)	(405)
Net Income	1,712	1,552
Net Income Attributable to Noncontrolling Interests	(588)	(645)
Net Income Attributable to Flanigan’s Enterprises, Inc.
Stockholders	$1,124	$907

Depreciation and Amortization:
Restaurants	$501	$489
Package stores	49	51
	550	540
Corporate	122	102
Total Depreciation and Amortization	$672	$642

Capital Expenditures:
Restaurants	$2,074	$1,536
Package stores	44	100
	2,118	1,636
Corporate	34	275
Total Capital Expenditures	$2,152	$1,911

Index

	Twenty Six Weeks Ending March 28, 2015	Twenty Six Weeks Ending March 29, 2014
Operating Revenues:
Restaurants	$39,879	$36,735
Package stores	8,124	7,462
Other revenues	1,211	1,049
Total operating revenues	$49,214	$45,246

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$4,071	$3,949
Package stores	689	531
	4,760	4,480
Corporate expenses, net of other Revenues	(1,081)	(1,188)
Income from Operations	3,679	3,292
Interest expense	(312)	(388)
Interest and Other Income	33	92
Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests	$3,400	$2,996
Provision for Income Taxes	(829)	(635)
Net Income	2,571	2,361
Net Income Attributable to Noncontrolling Interests	(740)	(916)
Net Income Attributable to Flanigan’s Enterprises, Inc.
Stockholders	$1,831	$1,445

Depreciation and Amortization:
Restaurants	995	$967
Package stores	102	102
	1,097	1,069
Corporate	239	205
Total Depreciation and Amortization	$1,336	$1,274

Capital Expenditures:
Restaurants	$2,400	$1,984
Package stores	100	160
	2,500	2,144
Corporate	266	330
Total Capital Expenditures	$2,766	$2,474

Index

	March 28,	September 27,
	2015	2014
Identifiable Assets:
Restaurants	$29,470	$28,465
Package store	4,904	4,958
	34,374	33,423
Corporate	19,739	19,680
Consolidated Totals	$54,113	$53,103

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

At March 28, 2015, we (i) operated 25 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants, (one restaurant of which we operate), and three combination restaurants/package stores. The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of March 28, 2015 and as compared to March 29, 2014 and September 27, 2014. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

Index

Types of Units	March 28, 2015	September 27, 2014	March 29, 2014
Company Owned: Combination package and restaurant	4	4	4
Restaurant only	6	5	5	(1)
Package store only	5	5	5

Company Operated Restaurants Only:
Limited Partnerships	8	9	9	(1)
Franchise	1	1	1
Unrelated Third Party	1	1	1

Company Owned Club:	1	1	1

Total Company Owned/Operated Units	26	26	26
Franchised Units	5	5	5	(2)

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned and managed by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of available cash to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of March 28, 2015, limited partnerships owning four (4) restaurants, (Surfside, Florida, Kendall, Florida, West Miami, Florida and Pinecrest, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. Subsequent to March 28, 2015, the limited partnership owning the restaurant in Wellington, Florida returned all cash invested and we will receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership. In addition to its receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

Index

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	March 28, 2015		March 29, 2014
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$16,151	64.00	$14,918	64.22
Restaurant bar sales	4,950	19.62	4,510	19.42
Package store sales	4,133	16.38	3,801	16.36

Total Sales	$25,234	100.00	$23,229	100.00

Franchise related revenues	426		320
Rental income	127		124
Owner’s fee	50		37
Other operating income	57		61

Total Revenue	$25,894		$23,771

	-----------------------Twenty Six Weeks Ended-----------------------
	March 28, 2015		March 29, 2014
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$30,492	63.52	$28,219	63.85
Restaurant bar sales	9,387	19.56	8,516	19.27
Package store sales	8,124	16.92	7,462	16.88

Total Sales	$48,003	100.00	$44,197	100.00

Franchise related revenues	749		613
Rental income	267		254
Owner’s fee	88		75
Other operating income	107		107

Total Revenue	$49,214		$45,246

Comparison of Thirteen Weeks Ended March 28, 2015 and March 29, 2014.

Revenues. Total revenue for the thirteen weeks ended March 28, 2015 increased $2,123,000 or 8.93% to $25,894,000 from $23,771,000 for the thirteen weeks ended March 29, 2014, due primarily to increased restaurant traffic.

Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants (food sales) totaled $16,151,000 for the thirteen weeks ended March 28, 2015 as compared to $14,918,000 for the thirteen weeks ended March 29, 2014. Comparable weekly food sales (for restaurants open for all of the second quarter of our fiscal year 2015 and the second quarter of our fiscal year 2014, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $1,156,000 and $1,070,000 for the thirteen weeks ended March 28, 2015 and March 29, 2014, respectively, an increase of 8.04%. Comparable weekly food sales for Company owned restaurants was $573,000 and $530,000 for the second quarter of our fiscal year 2015 and the second quarter of our fiscal year 2014, respectively, an increase of 8.11%. Comparable weekly food sales for affiliated limited partnership owned restaurants was $583,000 and $540,000 for the second quarter of our fiscal year 2015 and the second quarter of our fiscal year 2014, respectively, an increase of 7.96%.

Index

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $4,950,000 for the thirteen weeks ended March 28, 2015 as compared to $4,510,000 for the thirteen weeks ended March 29, 2014. Comparable weekly bar sales (for restaurants open for all of the second quarter of our fiscal years 2015 and 2014, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $360,000 for the thirteen weeks ended March 28, 2015 and $328,000 for the thirteen weeks ended March 29, 2014, an increase of 9.76%. Comparable weekly bar sales for Company owned restaurants was $161,000 and $148,000 for the second quarter of our fiscal year 2015 and the second quarter of our fiscal year 2014, respectively, an increase of 8.78%. Comparable weekly bar sales for affiliated limited partnership owned restaurants was $199,000 and $180,000 for the second quarter of our fiscal year 2015 and the second quarter of our fiscal year 2014, respectively, an increase of 10.56%.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores (package store sales) totaled $4,133,000 for the thirteen weeks ended March 28, 2015 as compared to $3,801,000 for the thirteen weeks ended March 29, 2014, an increase of $332,000. This increase was primarily due to increased package liquor store traffic. The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the second quarter of our fiscal years 2015 and 2014), was $318,000 for the thirteen weeks ended March 28, 2015 as compared to $292,000 for the thirteen weeks ended March 29, 2014, an increase of 8.90%. We expect package liquor store sales to remain stable throughout the balance of our fiscal year 2015.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended March 28, 2015 increased $1,842,000 or 8.49% to $23,537,000 from $21,695,000 for the thirteen weeks ended March 29, 2014. The increase was primarily due to an expected general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2015 for the same reasons. Operating costs and expenses decreased as a percentage of total sales to approximately 90.90% in the second quarter of our fiscal year 2015 from 91.27% in the second quarter of our fiscal year 2014.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food sales and bar sales for the thirteen weeks ended March 28, 2015 increased to $13,650,000 from $12,854,000 for the thirteen weeks ended March 29, 2014. Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of restaurant food sales and bar sales), was 64.69% for the thirteen weeks ended March 28, 2015 and 66.16% for the thirteen weeks ended March 29, 2014. We anticipate that our gross profit margin for restaurant food and bar sales will decrease throughout the balance of our fiscal year 2015 due to higher food costs.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended March 28, 2015 increased to $1,205,000 from $1,148,000 for the thirteen weeks ended March 29, 2014. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package liquor store sales was 29.15% for the thirteen weeks ended March 28, 2015 and 30.20% for the thirteen weeks ended March 29, 2014. We anticipate that the gross profit margin for package store sales will remain stable throughout the balance of our fiscal year 2015.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended March 28, 2015 increased $532,000 or 7.40% to $7,720,000 from $7,188,000 for the thirteen weeks ended March 29, 2014. Payroll and related costs as a percentage of total sales was 29.81% in the second quarter of our fiscal year 2015 and 30.24% of total sales in the second quarter of our fiscal year 2014.

Index

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended March 28, 2015 increased $33,000 or 2.82% to $1,205,000 from $1,172,000 for the thirteen weeks ended March 29, 2014. We anticipate that our occupancy costs will remain stable throughout the balance of our fiscal year 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended March 28, 2015 increased $125,000 or 3.04% to $4,233,000 from $4,108,000 for the thirteen weeks ended March 29, 2014. Selling, general and administrative expenses decreased as a percentage of total sales in the second quarter of our fiscal year 2015 to approximately 16.35% as compared to 17.28% in the second quarter of our fiscal year 2014. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2015 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense for the thirteen weeks ended March 28, 2015 increased $30,000 or 4.67% to $672,000 from $642,000 from the thirteen weeks ended March 29, 2014. As a percentage of total revenue, depreciation and amortization expense was 2.60% of revenue in the thirteen weeks ended March 28, 2015 and 2.70% of revenue in the thirteen weeks ended March 29, 2014.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended March 28, 2015 decreased $40,000 to $153,000 from $193,000 for the thirteen weeks ended March 29, 2014.

Net Income Net income for the thirteen weeks ended March 28, 2015 increased $160,000 or 10.31% to $1,712,000 from $1,552,000 for the thirteen weeks ended March 29, 2014. As a percentage of sales, net income for the second quarter of our fiscal year 2015 is 6.61%, as compared to 6.53% in the second quarter of our fiscal year 2014.

Net Income Attributable to Stockholders. Net income attributed to stockholders for the thirteen weeks ended March 28, 2015 increased $217,000 or 23.93% to $1,124,000 from $907,000 for the thirteen weeks ended March 29, 2014. As a percentage of sales, net income attributed to stockholders for the second quarter of our fiscal year 2015 is 4.34%, as compared to 3.82% in the second quarter of our fiscal year 2014.

Comparison of Twenty Six Weeks Ended March 28, 2015 and March 29, 2014.

Revenues. Total revenue for the twenty six weeks ended March 28, 2015 increased $3,968,000 or 8.77% to $49,214,000 from $45,246,000 for the twenty six weeks ended March 29, 2014, due primarily to increased restaurant traffic.

Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants (food sales) totaled $30,492,000 for the twenty six weeks ended March 28, 2015 as compared to $28,219,000 for the twenty six weeks ended March 29, 2014. Comparable weekly food sales (for restaurants open for all of the first and second quarters of our fiscal years 2015 and 2014, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $1,097,000 and $1,014,000 for the twenty six weeks ended March 28, 2015 and March 29, 2014, respectively, an increase of 8.19%. Comparable weekly food sales for Company owned restaurants was $537,000 and $494,000 for the twenty six weeks ended March 28, 2015 and March 29, 2014, respectively, an increase of 8.70%. Comparable weekly food sales for affiliated limited partnership owned restaurants was $560,000 and $520,000 for the twenty six weeks ended March 28, 2015 and March 29, 2014, respectively, an increase of 7.69%.

Index

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $9,387,000 for the twenty six weeks ended March 28, 2015 as compared to $8,516,000 for the twenty six weeks ended March 29, 2014. Comparable weekly bar sales (for restaurants open for all of the first and second quarters of our fiscal years 2015 and 2014, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $342,000 for the twenty six weeks ended March 28, 2015 and $310,000 for the twenty six weeks ended March 29, 2014, an increase of 10.32%. Comparable weekly bar sales for Company owned restaurants was $151,000 and $138,000 for the twenty six weeks ended March 28, 2015 and March 29, 2014, respectively, an increase of 9.42%. Comparable weekly bar sales for affiliated limited partnership owned restaurants was $191,000 and $172,000 for the twenty six weeks ended March 28, 2015 and March 29, 2014, respectively, an increase of 11.05%.

Package Store Sales. Revenue generated from sales of liquor and related items at package stores (package store sales) totaled $8,124,000 for the twenty six weeks ended March 28, 2015 as compared to $7,462,000 for the twenty six weeks ended March 29, 2014, an increase of $662,000. This increase was primarily due to increased package liquor store traffic. The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the first and second quarters of our fiscal years 2015 and 2014) was $312,000 and $287,000 for the twenty six weeks ended March 28, 2015 and March 29, 2014, respectively, an increase of 8.87%. Package liquor store sales are expected to remain stable throughout the balance of our fiscal year 2015.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the twenty six weeks ended March 28, 2015 increased $3,581,000 or 8.54% to $45,535,000 from $41,954,000 for the twenty six weeks ended March 29, 2014. The increase was primarily due to a general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2015 for the same reasons. Operating costs and expenses decreased as a percentage of total sales to approximately 92.52% for the twenty six weeks ended March 28, 2015 from 92.72% for the twenty six weeks ended March 29, 2014.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the twenty six weeks ended March 28, 2015 increased to $25,719,000 from $24,089,000 for the twenty six weeks ended March 29, 2014. Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of food sales and bar sales), was 64.49% for the twenty six weeks ended March 28, 2015 and 65.58% for the twenty six weeks ended March 29, 2014. We anticipate that our gross profit margin for restaurant food and bar sales will decrease during the balance of our fiscal year 2015 due to higher food costs.

Package Store Sales. Gross profit for package store sales for the twenty six weeks ended March 28, 2015 increased to $2,362,000 from $2,224,000 for the twenty six weeks ended March 29, 2014. Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), was 29.07% for the twenty six weeks ended March 28, 2015 compared to 29.80% for the twenty six weeks ended March 29, 2014. We anticipate that the gross profit margin for package store sales will remain stable throughout the balance of our fiscal year 2015.

Payroll and Related Costs. Payroll and related costs for the twenty six weeks ended March 28, 2015, increased $1,031,000 or 7.53% to $14,724,000 from $13,693,000 for the twenty six weeks ended March 29, 2014. Payroll and related costs as a percentage of total sales was 29.92% for the twenty six weeks ended March 28, 2015 and 30.26% of total sales for the twenty six weeks ended March 29, 2014.

Index

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the twenty six weeks ended March 28, 2015 increased $30,000 or 1.28% to $2,371,000 from $2,341,000 for the twenty six weeks ended March 29, 2014. We anticipate that our occupancy costs will remain stable throughout our fiscal year 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the twenty six weeks ended March 28, 2015 increased $482,000 or 6.00% to $8,518,000 from $8,036,000 for the twenty six weeks ended March 29, 2014. Selling, general and administrative expenses decreased as a percentage of total sales for the twenty six weeks ended March 28, 2015 to 17.31% as compared to 17.76% for the twenty six weeks ended March 29, 2014. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2015 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense for the twenty six weeks ended March 28, 2015 increased $62,000 or 4.87% to $1,336,000 from $1,274,000 from the twenty six weeks ended March 29, 2014. As a percentage of total revenue, depreciation and amortization expense was 2.71% of revenue in the twenty six weeks ended March 28, 2015 and 2.82% of revenue in the twenty six weeks ended March 29, 2014.

Interest Expense, Net. Interest expense, net, for the twenty six weeks ended March 28, 2015 decreased $76,000 to $312,000 from $388,000 for the twenty six weeks ended March 29, 2014.

Net Income. Net income for the twenty six weeks ended March 28, 2015 increased $210,000 or 8.89% to $2,571,000 from $2,361,000 for the twenty six weeks ended March 29, 2014. As a percentage of sales, net income is 5.22% for each of the twenty six weeks ended March 28, 2015 and March 29, 2014.

Net Income Attributable to Stockholders. Net income attributable to stockholders for the twenty six weeks ended March 28, 2015 increased $386,000 or 26.71% to $1,831,000 from $1,445,000 for the twenty six weeks ended March 29, 2014. As a percentage of sales, net income attributable to stockholders for the twenty six weeks ended March 28, 2015 is 3.72%, as compared to 3.19% for the twenty six weeks ended March 29, 2014.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During the twenty six weeks ended March 28, 2015, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

Trends

During the next twelve months, we expect that our restaurant food and bar sales will increase, but gross profit for restaurant food and bar sales will decrease due to higher food costs. We anticipate that our package liquor store sales and gross profit margin for package liquor store sales will remain stable during our fiscal year 2015. We expect higher food costs and higher overall expenses, including but not limited to higher property and general liability insurance premiums to adversely affect our net income. We also plan to continue our increased advertising to attract and retain our customers against increased competition. We plan to limit further menu price increases as long as possible, but continue to face increased competition and expect higher food costs and higher overall expenses, which will adversely affect our net income. We may be required to raise menu prices wherever competitively possible.

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

Liquidity and Capital Resources

We fund our operations through cash from operations. As of March 28, 2015, we had cash of approximately $8,194,000, an increase of $95,000 from our cash balance of $8,099,000 as of September 27, 2014. Our cash balance as of March 28, 2015 has increased compared to our cash balance as of September 27, 2014, despite that during the second quarter of our fiscal year 2015, we (i) paid on January 30, 2015, a 15 cents per share dividend, and (ii) used $1,500,000 to acquire the vacant real property adjacent to the real property we own where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) operates. We believe that our current cash availability from our cash on hand and the expected cash from operations will be sufficient to fund operations and capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the twenty six weeks ended March 28, 2015 and March 29, 2014.

	---------Twenty Six Weeks Ended--------
	March 28, 2015	March 29, 2014
	(in Thousands)

Net cash provided by operating activities	$6,243	$4,403
Net cash used in investing activities	(2,756)	(1,393)
Net cash used in financing activities	(3,392)	(1,913)

Net Increase in Cash and Cash Equivalents	95	1,097

Cash and Cash Equivalents, Beginning	8,099	7,058

Cash and Cash Equivalents, Ending	$8,194	$8,155

During the twenty six weeks ended March 28, 2015, our Board of Directors declared a cash dividend of 15 cents per share which was paid on January 30, 2015 to shareholders of record on January 16, 2015. We did not declare or pay a cash dividend on our capital stock during the twenty six weeks ended March 29, 2014. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Index

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. We acquired property and equipment of $2,645,000, (of which $121,000 was of deposits recorded in other assets as of September 27, 2014), during the twenty six weeks ended March 28, 2015, which amount included $369,000 for one (1) limited partnership and three (3) Company owned restaurants. During the twenty six weeks ended March 29, 2014, we acquired property and equipment of $2,474,000, (of which $1,052,000 was financed and $62,000 of deposits recorded in other assets as of September 28, 2013), which amount included $419,000 for renovations at two (2) limited partnership and three (3) Company owned restaurants.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2015 to be approximately $600,000, of which $369,000 has been spent through March 28, 2015.

Long Term Debt

As of March 28, 2015, we had long term debt of $12,677,000, as compared to $15,093,000 as of March 29, 2014, and $13,331,000 as of September 27, 2014. As of March 28, 2015, we believe we are in compliance with the covenants of all loans with our lender.

As of March 28, 2015, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $839,000.

Financed Insurance Premiums

During the second quarter of our fiscal year 2015, we received notification that our property insurance carrier had entered into a Voluntary Order of Administrative Supervision with the Missouri Department of Insurance. As a result thereof, on March 12, 2015, we cancelled our property insurance with this insurance carrier, which had been a three (3) year policy for the policy year beginning December 30, 2013. The three (3) year property insurance premium was in the original amount of $1,140,000, of which $912,000 was financed through an unaffiliated third party lender (the “Third Party Lender”). The finance agreement provides that we are obligated to repay the amounts financed, together with interest at the rate of 2.65% per annum, over 30 months, with monthly payments of principal and interest, each in the amount of approximately $32,000. As of the date we cancelled the insurance, (March 12, 2015), we owed $665,000 under the finance agreement, which was pre-paid in full with a part of the unearned premiums refunded by this insurance carrier subsequent to the end of the second quarter of our fiscal year 2015. The balance of the unearned premiums, $159,000, was returned to us subsequent to the end of the second quarter of our fiscal year 2015 and as a result, we recorded a charge of $82,000 as of the end of the second quarter of our fiscal year 2015.

For the policy year beginning March 12, 2015, our property insurance is a one (1) year policy with our insurance carrier. The one (1) year property insurance premium is in the amount of $482,000, of which $416,000 is financed through an unaffiliated third party lender. The finance agreement provides that we are obligated to repay the amounts financed, together with interest at the rate of 2.95% per annum, over 8 months, with monthly payments of principal and interest, each in the amount of approximately $52,000. The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants, on October 18, 2014, we entered into the following:

a.           a “spot” purchase with a new rib supplier, whereby we agreed to purchase approximately $361,000 of baby back ribs during the first and second quarters of our fiscal year 2015 from a new vendor at a fixed cost;

Index

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended March 28, 2015, March 29, 2014 and our fiscal year ended September 27, 2014.

Item	Mar. 28, 2015	Mar. 29, 2014	Sept. 27, 2014
	(in Thousands)

Current Assets	$13,324	$13,312	$13,394
Current Liabilities	11,403	10,534	10,490
Working Capital	$1,921	$2,778	$2,904

Our working capital as of March 28, 2015 decreased by 30.85% from our working capital as of March 29, 2014 and decreased by 33.85% from our working capital as of September 27, 2014. During the second quarter of our fiscal year 2015, we used $1,500,000 to fund the purchase price on our acquisition of the vacant real property adjacent to the real property we own where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) operates. During the second quarter of our fiscal year 2014, we acquired the real property and improvements where our franchised restaurant located at 1479 East Commercial Boulevard, Fort Lauderdale, Florida, (Store #15) operates for a purchase price of $1,250,000, $900,000 of which was financed by the seller pursuant to the $900K Mortgage Loan and $350,000 of which was expended by us as the cash required to close.

During the balance of our fiscal year 2015, we presently intend to use working capital to build a new building on a parcel of real property we own which is near the real property where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates. Our intent is to re-locate our package liquor store to the new building and to renovate and expand the restaurant into the former package liquor store space. We estimate that the renovation and relocation, including the de-novo development of the new building will cost approximately $2,000,000 - $2,500,000, of which we intend to finance approximately $850,000 by granting a first mortgage in favor of a related third party lender, on vacant real property adjacent to the real property upon which our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) operates. There can be no assurances as to the timing of the renovation, relocation or de-novo development or whether we will pursue it at all, due to among other reasons, the availability of reasonable financing terms or adverse business results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of March 28, 2015 held no equity securities.

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

At March 28, 2015, we had five variable rate debt instruments outstanding that are impacted by changes in interest rates. In July, 2010, we re-financed the mortgage loan encumbering our corporate offices (the “Refinanced Mortgage Loan”). In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”), and received a $1,600,000 term loan (the “$1.6M Term Loan”) the proceeds of which were ultimately used to purchase the shopping center, while permitting us to retain our working capital and cash reserves. In January, 2013, we re-financed the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”) and borrowed $1,595,000 from a non affiliated third party lender, (the “$1.595M Term Loan”), and used all of the net proceeds of this loan to re-finance the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates.

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following five (5) interest rate swap agreements:

(i)          One (1) interest rate swap agreement entered into July, 2010 relates to the Refinanced Mortgage Loan (the “Mortgage Loan Swap”). The Mortgage Loan Swap requires us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount. Under this method of accounting, at March 28, 2015, we determined that based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender, the swap is not effective, however the fair value of the Mortgage Loan Swap was not material;

Index

(ii)          The second interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at March 28, 2015, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

(iii)          The third interest rate swap agreement entered into in November, 2011 relates to the $1.6M Term Loan (the “$1.6M Term Loan Swap”). The $1.6M Term Loan Swap requires us to pay interest for a four (4) year period at a fixed rate of 3.43% on an initial amortizing notional principal amount of $1,600,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at March 28, 2015, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

(iv)          The fourth interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at March 28, 2015, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(v)          The fifth interest rate swap agreement entered into in January, 2013 relates to the $1.595M Term Loan (the “$1.595M Term Loan Swap”). The $1.595M Term Loan Swap requires us to pay interest for a forty two (42) month period at a fixed rate of 4.00% on an initial amortizing notional principal amount of $1,595,000, while receiving interest for the same period at LIBOR – 1 Month, plus 3.25%, on the same amortizing notional principal amount. We determined that at March 28, 2015, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

At March 28, 2015, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

Management’s Assessment on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's internal control over financial reporting.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 28, 2015, our internal control over financial reporting was effective.

Limitations on the Effectiveness of Controls and Permitted Omission from Management’s Assessment

Index

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirteen weeks ended March 28, 2015 and March 29, 2014, we did not purchase any shares of our common stock. As of March 28, 2015, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors on May 17, 2007. Our current repurchase plan has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions, up to a purchase price of $15 per share.

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

FLANIGAN'S ENTERPRISES, INC.

Date: May 12, 2015	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

