Form 10-Q
period 2015-06-30
FLANIGANS ENTERPRISES INC
filed 2015-08-11
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015

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

Yes ☐ No☒

On August 11, 2015, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

REVENUES:
Restaurant food sales	$15,837	$14,599	$46,329	$42,818
Restaurant bar sales	4,794	4,363	14,181	12,879
Package store sales	3,548	3,279	11,672	10,741
Franchise related revenues	393	338	1,142	951
Rental income	138	140	405	394
Owner’s fee	37	38	125	113
Other operating income	49	60	156	167
	24,796	22,817	74,010	68,063

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	7,397	6,598	21,557	19,244
Package goods	2,513	2,286	8,275	7,524
Payroll and related costs	7,521	6,929	22,245	20,622
Occupancy costs	1,238	1,159	3,609	3,500
Selling, general and administrative expenses	4,180	3,873	12,698	11,909
	22,849	20,845	68,384	62,799
Income from Operations	1,947	1,972	5,626	5,264

OTHER INCOME (EXPENSE):
Interest expense	(150)	(186)	(462)	(574)
Interest and other income	39	39	72	131
	(111)	(147)	(390)	(443)

Income before Provision for Income Taxes	1,836	1,825	5,236	4,821

Provision for Income Taxes	(445)	(435)	(1,274)	(1,070)

Net income before income attributable to noncontrolling interests	1,391	1,390	3,962	3,751

Less: Net income attributable to noncontrolling interests	$(549)	$(533)	$(1,289)	$(1,449)

Net income attributable to stockholders	$842	$857	$2,673	$2,302

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Continued)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Net Income Per Common Share:
Basic and Diluted	$0.45	$0.46	$1.44	$1.24

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,858,647	1,858,647	1,858,884

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 27, 2015 (UNAUDITED) AND SEPTEMBER 27, 2014

(in thousands)

ASSETS

	June 27, 2015	September 27, 2014

CURRENT ASSETS:

Cash and cash equivalents	$9,988	$8,099
Prepaid income taxes	—	142
Other receivables	386	522
Inventories	2,788	2,954
Prepaid expenses	1,327	1,234
Deferred tax asset	297	443

Total Current Assets	14,786	13,394

Property and Equipment, Net	37,414	35,936

Investment in Limited Partnership	227	232

OTHER ASSETS:

Liquor licenses	630	630
Deferred tax asset	982	925
Leasehold purchases, net	811	909
Other	695	1,077

Total Other Assets	3,118	3,541

Total Assets	$55,545	$53,103

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 27, 2015 (UNAUDITED) AND SEPTEMBER 27, 2014

(in thousands)

(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 27, 2015	September 27, 2014

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$7,720	$6,685
Income taxes payable	26	—
Due to franchisees	2,632	1,892
Current portion of long term debt	1,776	1,897
Deferred rent	—	16

Total Current Liabilities	12,154	10,490

Long Term Debt, Net of Current Maturities	10,248	11,434

Deferred Rent, Net of Current Portion	118	114

Commitments and Contingencies

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	25,266	22,872
Treasury stock, at cost, 2,338,995 shares at June 27, 2015 and 2,338,995 shares at September 27, 2014	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	25,849	23,455
Noncontrolling interest	7,176	7,610
Total equity	33,025	31,065

Total liabilities and equity	$55,545	$53,103

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JUNE 27, 2015 AND JUNE 28, 2014

(in thousands)

	June 27, 2015	June 28, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$3,962	$3,751
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,909	1,825
Amortization of leasehold purchases	98	101
(Gain)/Loss on abandonment of property and equipment	16	(23)
Deferred income tax	89	182
Deferred rent	(12)	(12)
Income from unconsolidated limited partnership	(25)	(43)
Changes in operating assets and liabilities: (increase) decrease in
Due from franchisees	—	21
Other receivables	136	(109)
Prepaid income taxes	142	171
Inventories	166	(391)
Prepaid expenses	1,108	901
Other assets	187	(577)
Increase (decrease) in:
Accounts payable and accrued expenses	1,037	341
Income taxes payable	26	—
Due to franchisees	740	107
Net cash and cash equivalents provided by operating activities:	9,579	6,245

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(3,208)	(1,952)
Deposit on property and equipment	—	(88)
Proceeds from the sale of fixed assets	—	53
Distributions from unconsolidated limited Partnerships	30	26
Net cash and cash equivalents used in investing activities:	(3,178)	(1,961)

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JUNE 27, 2015 AND JUNE 28, 2014

(in thousands)

(Continued)

	June 27, 2015	June 28, 2014

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(2,510)	(2,524)
Dividends paid	(279)	—
Purchase of treasury stock	—	(10)
Distributions to limited partnership minority partners	(1,723)	(1,228)
Purchase of non-controlling interest	—	(145)
Net cash and cash equivalents used in financing activities:	(4,512)	(3,907)

Net Increase in Cash and Cash Equivalents	1,889	377

Beginning of Period	8,099	7,058

End of Period	$9,988	$7,435

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$462	$574
Income taxes	$1,018	$716

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,201	$1,469
Purchase deposits transferred to property and equipment	$131	$62
Purchase of property in exchange for debt	$—	$900
Purchase of vehicles in exchange for debt	$—	$226

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 27, 2015

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the periods ended June 27, 2015 and June 28, 2014 are unaudited. Financial information as of September 27, 2014 has been derived from the audited financial statements of the Company, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 27, 2014. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 2 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potentially dilutive common stock equivalents. As of June 27, 2015 and June 28, 2014, no stock options were outstanding.

(3) RECENT ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Adopted

There were no recently adopted accounting pronouncements during the third quarter of our fiscal year 2015 that we believe will have a material impact on our consolidated financial statements.

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

Index

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

(4) INVESTMENT IN REAL PROPERTY:

During the second quarter of our fiscal year 2015, we acquired for $1.5 million cash at closing, vacant real property (the “Property”), which is contiguous to the real property we own where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operates. We intend to (i) construct a building on the Property into which we will re-locate the existing (Store #19) package liquor store; and (ii) renovate and expand our (Store #19) restaurant into the former package liquor store space. The Property will also provide for a larger parking lot to be used by our customers.

(5) PURCHASE OF OPERATING ASSETS FROM LIMITED PARTNERSHIP:

During the first quarter of our fiscal year 2015, we purchased from a limited partnership, where we were the general partner and a 30% limited partner and our officers, directors or their family members owned 35.1% of the remaining limited partnership interests, the operating assets of the restaurant located at 2460 Weston Road, Weston, Broward County, Florida (Store #95) for a purchase price of $351,000,plus prorations of approximately $100,000, cash at closing, and on September 28, 2014 this restaurant began operating as a Company-owned restaurant.

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

(ii)      For the policy year beginning December 30, 2014, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers, including excess liability coverage. The one (1) year general liability insurance premiums, including excess liability coverage, total, in the aggregate $450,000, of which $413,000 is financed through the Third Party Lender. The finance agreement obligates us to repay the amounts financed, together with interest at the rate of 2.99% per annum, over 11 months, with monthly payments of principal and interest, each in the amount of $38,000. The finance agreement is secured by a security agreement in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

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

As of June 27, 2015, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $546,000.

Index

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

(10) BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks and thirty nine weeks ended June 27, 2015 and June 28, 2014, and identifiable assets for the two reportable segments in which we operate, are shown in the following table in thousands. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

	Thirteen Weeks Ending June 27, 2015	Thirteen Weeks Ending June 28, 2014
Operating Revenues:
Restaurants	$20,631	$18,962
Package stores	3,548	3,279
Other revenues	617	576
Total operating revenues	$24,796	$22,817

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$2,745	$2,101
Package stores	179	267
	2,924	2,368
Corporate expenses, net of other revenues	(977)	(396)
Income from Operations	1,947	1,972
Interest expense	(150)	(186)
Interest and other income	39	39
Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests	$1,836	$1,825
Provision for Income Taxes	(445)	(435)
Net Income	1,391	1,390
Net Income Attributable to Noncontrolling Interests	(549)	(533)
Net Income Attributable to Flanigan’s Enterprises, Inc
Stockholders	$842	$857

Depreciation and Amortization:
Restaurants	$491	$496
Package stores	50	50
	541	546
Corporate	131	106
Total Depreciation and Amortization	$672	$652

Capital Expenditures:
Restaurants	$494	$358
Package stores	45	145
	539	503
Corporate	34	164
Total Capital Expenditures	$573	$667

Index

	Thirty Nine Weeks Ending June 27, 2015	Thirty Nine Weeks Ending June 28, 2014
Operating Revenues:
Restaurants	$60,510	$55,697
Package stores	11,672	10,741
Other revenues	1,828	1,625
Total operating revenues	$74,010	$68,063

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$6,816	$6,050
Package stores	868	798
	7,684	6,848
Corporate expenses, net of other revenue	(2,058)	(1,584)
Income from Operations	5,626	5,264
Interest expense	(462)	(574)
Interest and other income	72	131
Income Before Income Taxes and Net Income Attributable to Noncontrolling Interests	$5,236	$4,821
Provision for Income Taxes	(1,274)	(1,070)
Net Income	3,962	3,751
Net Income Attributable to Noncontrolling Interests	(1,289)	(1,449)
Net Income Attributable to Flanigan’s Enterprises, Inc.
Stockholders	$2,673	$2,302

Depreciation and Amortization:
Restaurants	$1,485	$1,463
Package stores	152	152
	1,637	1,615
Corporate	370	311
Total Depreciation and Amortization	$2,007	$1,926

Capital Expenditures:
Restaurants	$2,894	$2,342
Package stores	145	305
	3,039	2,647
Corporate	300	493
Total Capital Expenditures	$3,339	$3,140

Index

	June 27,	September 27,
	2015	2014
Identifiable Assets:
Restaurants	$29,421	$28,465
Package store	4,718	4,958
	34,139	33,423
Corporate	21,406	19,680
Consolidated Totals	$55,545	$53,103

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

At June 27, 2015, we (i) operated 25 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants, (one restaurant of which we operate), and three combination restaurants/package stores. The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of June 27, 2015 and as compared to June 28, 2014 and September 27, 2014. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

Index

Types of Units	June 27, 2015	September 27, 2014	June 28, 2014
Company Owned: Combination package and restaurant	4	4	4
Restaurant only	6	5	5	(1)
Package store only	5	5	5

Company Operated Restaurants Only:
Limited Partnerships	8	9	9	(1)
Franchise	1	1	1
Unrelated Third Party	1	1	1

Company Owned Club:	1	1	1

Total Company Owned/Operated Units	26	26	26
Franchised Units	5	5	5	(2)

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned and managed by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of available cash to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of June 27, 2015, limited partnerships owning five (5) restaurants, (Surfside, Florida, Kendall, Florida, West Miami, Florida, Pinecrest, Florida and Wellington, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to its receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

Index

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	June 27, 2015		June 28, 2014
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$15,837	65.50	$14,599	65.64
Restaurant bar sales	4,794	19.83	4,363	19.62
Package store sales	3,548	14.67	3,279	14.74

	$24,179	100.00	$22,241	100.00

Franchise related revenues	393		338
Rental income	138		140
Owner’s fee	37		38
Other operating income	49		60

Total Revenue	$24,796		$22,817

	----------------------Thirty-Nine Weeks Ended-----------------------
	June 27, 2015		June 28, 2014
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$46,329	64.18	$42,818	64.45
Restaurant bar sales	14,181	19.65	12,879	19.38
Package store sales	11,672	16.17	10,741	16.17

Total Sales	$72,182	100.00	$66,438	100.00

Franchise related revenues	1,142		951
Rental income	405		394
Owner’s fee	125		113
Other operating income	156		167

Total Revenue	$74,010		$68,063

Comparison of Thirteen Weeks Ended June 27, 2015 and June 28, 2014.

Revenues. Total revenue for the thirteen weeks ended June 27, 2015 increased $1,979,000 or 8.67% to $24,796,000 from $22,817,000 for the thirteen weeks ended June 28, 2014 due primarily to increased restaurant sales.

Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants (food sales) totaled $15,837,000 for the thirteen weeks ended June 27, 2015 as compared to $14,599,000 for the thirteen weeks ended June 28, 2014. Comparable weekly food sales (for restaurants open for all of the third quarter of our fiscal year 2015 and the third quarter of our fiscal year 2014, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $1,156,000 and $1,051,000 for the thirteen weeks ended June 27, 2015 and June 28, 2014, respectively, an increase of 10.00%. Comparable weekly food sales for Company owned restaurants was $576,000 and $503,000 for the third quarter of our fiscal year 2015 and the third quarter of our fiscal year 2014, respectively, an increase of 14.51%. Comparable weekly food sales for affiliated limited partnership owned restaurants was $580,000 and $548,000 for the third quarter of our fiscal year 2015 and the third quarter of our fiscal year 2014, respectively, an increase of 5.84%.

Index

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $4,794,000 for the thirteen weeks ended June 27, 2015 as compared to $4,363,000 for the thirteen weeks ended June 28, 2014. Comparable weekly bar sales (for restaurants open for all of the third quarter of our fiscal year 2015 and the third quarter of our fiscal year 2014, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $350,000 for the thirteen weeks ended June 27, 2015 and $318,000 for the thirteen weeks ended June 28, 2014, an increase of 10.01%. Comparable weekly bar sales for Company owned restaurants was $154,000 and $137,000 for the third quarter of our fiscal year 2015 and the third quarter of our fiscal year 2014, respectively, an increase of 12.41%. Comparable weekly bar sales for affiliated limited partnership owned restaurants was $196,000 and $181,000 for the third quarter of our fiscal year 2015 and the third quarter of our fiscal year 2014, respectively, an increase of 8.29%.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores (package store sales) totaled $3,548,000 for the thirteen weeks ended June 27, 2015 as compared to $3,279,000 for the thirteen weeks ended June 28, 2014, an increase of $269,000. This increase was primarily due to increased package liquor store traffic. The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the third quarter of our fiscal years 2015 and 2014), was $273,000 for the thirteen weeks ended June 27, 2015 as compared to $252,000 for the thirteen weeks ended June 28, 2014, an increase of 8.33%. We expect package liquor store sales to remain stable throughout the balance of our fiscal year 2015.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended June 27, 2015 increased $2,004,000 or 9.61% to $22,849,000 from $20,845,000 for the thirteen weeks ended June 28, 2014. The increase was primarily due to an expected general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2015 for the same reasons. Operating costs and expenses increased as a percentage of total sales to approximately 92.15% in the third quarter of our fiscal year 2015 from 91.36% in the third quarter of our fiscal year 2014.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food sales and bar sales for the thirteen weeks ended June 27, 2015 increased to $13,234,000 from $12,364,000 for the thirteen weeks ended June 28, 2014. Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of restaurant food sales and bar sales), was 64.15% for the thirteen weeks ended June 27, 2015 and 65.20% for the thirteen weeks ended June 28, 2014. We anticipate that our gross profit margin for restaurant food and bar sales will decrease throughout the balance of our fiscal year 2015 due to higher food costs.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended June 27, 2015 increased to $1,035,000 from $993,000 for the thirteen weeks ended June 28, 2014. Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), for package store sales was 29.17% for the thirteen weeks ended June 27, 2015 and 30.28% for the thirteen weeks ended June 28, 2014. We anticipate that the gross profit margin for package store sales will be stable throughout the balance of our fiscal year 2015.

Index

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended June 27, 2015 increased $592,000 or 8.54% to $7,521,000 from $6,929,000 for the thirteen weeks ended June 28, 2014. Higher payroll and related costs for the thirteen weeks ended June 27, 2015 were primarily due to higher restaurant sales, which require additional payroll and related costs for employees such as cooks, bartenders and servers. During the third quarter of our fiscal year 2015, in an attempt to remain competitive in the hiring of package store personnel, we increased the compensation paid to our package store personnel so that they earn the same wages for working 40 hours per week as they did for previously working 48 hours per week. As as a result of the decrease in hours required to be worked per week by our existing personnel, we hired additional package store personnel. We anticipate that the increase in compensation paid to our existing package store personnel and the hiring of additional package store personnel will cost us approximately $280,000 annually. Payroll and related costs as a percentage of total sales was 30.33% in the third quarter of our fiscal year 2015 and 30.37% of total sales in the third quarter of our fiscal year 2014.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended June 27, 2015 increased $79,000 or 6.82% to $1,238,000 from $1,159,000 for the thirteen weeks ended June 28, 2014. We anticipate that our occupancy costs will remain stable throughout the balance of our fiscal year 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended June 27, 2015 increased $307,000 or 7.93% to $4,180,000 from $3,873,000 for the thirteen weeks ended June 28, 2014. Selling, general and administrative expenses decreased as a percentage of total sales in the third quarter of our fiscal year 2015 to approximately 16.86% as compared to 16.97% in the third quarter of our fiscal year 2014. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2015 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense for the thirteen weeks ended June 27, 2015 increased $20,000 or 3.07% to $672,000 from $652,000 from the thirteen weeks ended June 28, 2014. As a percentage of total revenue, depreciation and amortization expense was 2.71% of revenue in the thirteen weeks ended June 27, 2015 and 2.86% of revenue in the thirteen weeks ended June 28, 2014.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended June 27, 2015 decreased $36,000 to $150,000 from $186,000 for the thirteen weeks ended June 28, 2014.

Net Income. Net income for the thirteen weeks ended June 27, 2015 increased $1,000 or 0.07% to $1,391,000 from $1,390,000 for the thirteen weeks ended June 28, 2014. Net income for the thirteen weeks ended June 27, 2015 increased marginally, ($1,000), when compared to the thirteen weeks ended June 28, 2014 primarily due to higher food costs and overall expenses, offset partially by increased revenue. As a percentage of sales, net income for the third quarter of our fiscal year 2015 is 5.61%, as compared to 6.09% in the third quarter of our fiscal year 2014.

Net Income Attributable to Stockholders. Net income attributed to stockholders for the thirteen weeks ended June 27, 2015 decreased $15,000 or 1.75% to $842,000 from $857,000 for the thirteen weeks ended June 28, 2014. Net income attributed to stockholders for the thirteen weeks ended June 27, 2015 decreased marginally, ($15,000), when compared to the thirteen weeks ended June 28, 2014 primarily due to higher food costs and overall expenses, offset partially by increased revenue. As a percentage of sales, net income attributed to stockholders for the third quarter of our fiscal year 2015 is 3.40%, as compared to 3.76% in the third quarter of our fiscal year 2014.

Index

Comparison of Thirty-Nine Weeks Ended June 27, 2015 and June 28, 2014.

Revenues. Total revenue for the thirty nine weeks ended June 27, 2015 increased $5,947,000 or 8.74% to $74,010,000 from $68,063,000 for the thirty nine weeks ended June 28, 2014 due primarily to increased restaurant sales.

Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants (food sales) totaled $46,329,000 for the thirty nine weeks ended June 27, 2015 as compared to $42,818,000 for the thirty nine weeks ended June 28, 2014. Comparable weekly food sales (for restaurants open for all of the thirty nine weeks of our fiscal years 2015 and 2014, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $1,117,000 and $1,007,000 for the thirty nine weeks ended June 27, 2015 and June 28, 2014, respectively, an increase of 10.92%. Comparable weekly food sales for Company owned restaurants was $550,000 and $497,000 for the thirty nine weeks ended June 27, 2015 and June 28, 2014, respectively, an increase of 10.67%. Comparable weekly food sales for affiliated limited partnership owned restaurants was $567,000 and $510,000 for the thirty nine weeks ended June 27, 2015 and June 28, 2014, respectively, an increase of 11.17%.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $14,181,000 for the thirty nine weeks ended June 27, 2015 as compared to $12,879,000 for the thirty nine weeks ended June 28, 2014. Comparable weekly bar sales (for restaurants open for all of the thirty nine weeks of our fiscal years 2015 and 2014, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $345,000 for the thirty nine weeks ended June 27, 2015 and $306,000 for the thirty nine weeks ended June 28, 2014, an increase of 12.75%. Comparable weekly bar sales for Company owned restaurants was $152,000 and $138,000 for the thirty nine weeks ended June 27, 2015 and June 28, 2014, respectively, an increase of 10.14%. Comparable weekly bar sales for affiliated limited partnership owned restaurants was $193,000 and $168,000 for the thirty nine weeks ended June 27, 2015 and June 28, 2014, respectively, an increase of 14.88%.

Package Store Sales. Revenue generated from sales of liquor and related items at package stores (package store sales) totaled $11,672,000 for the thirty nine weeks ended June 27, 2015 as compared to $10,741,000 for the thirty nine weeks ended June 28, 2014, an increase of $931,000. This increase was primarily due to increased package liquor store traffic. The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the thirty nine weeks of our fiscal years 2015 and 2014) was $299,000 and $275,000 for the thirty nine weeks ended June 27, 2015 and June 28, 2014, respectively, an increase of 8.73%. Package liquor store sales are expected to remain stable throughout the balance of our fiscal year 2015.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirty nine weeks ended June 27, 2015 increased $5,585,000 or 8.89% to $68,384,000 from $62,799,000 for the thirty nine weeks ended June 28, 2014. The increase was primarily due to an expected general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2015 for the same reasons. Operating costs and expenses increased as a percentage of total sales to approximately 92.40% for the thirty nine weeks ended June 27, 2015 from 92.27% for the thirty nine weeks ended June 28, 2014.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for the thirty nine weeks ended June 27, 2015 increased to $38,953,000 from $36,453,000 for the thirty nine weeks ended June 28, 2014. Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of food sales and bar sales), was 64.37% for the thirty nine weeks ended June 27, 2015 and 65.45% for the thirty nine weeks ended June 28, 2014. We anticipate that our gross profit margin for restaurant food and bar sales will decrease throughout the balance of our fiscal year 2015 due to higher food costs.

Index

Package Store Sales. Gross profit for package store sales for the thirty nine weeks ended June 27, 2015 increased to $3,397,000 from $3,217,000 for the thirty nine weeks ended June 28, 2014. Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), was 29.10% for the thirty nine weeks ended June 27, 2015 compared to 29.95% for the thirty nine weeks ended June 28, 2014. We anticipate that the gross profit margin for package store sales will remain stable throughout the balance of our fiscal year 2015.

Payroll and Related Costs. Payroll and related costs for the thirty nine weeks ended June 27, 2015 increased $1,623,000 or 7.87% to $22,245,000 from $20,622,000 for the thirty nine weeks ended June 28, 2014. Higher payroll and related costs for the thirty nine weeks ended June 27, 2015 were primarily due to higher restaurant sales which require additional payroll and related costs for employees such as cooks, bartenders and servers. During the third quarter of our fiscal year 2015, in an attempt to remain competitive in the hiring of package store personnel, we increased the compensation paid to our package store personnel so that they earn the same wages for working 40 hours per week as they did for previously working 48 hours per week. As a result of the decrease in hours required to be worked per week by our existing personnel we hired additional package store personnel. We anticipate that the increase in compensation paid to our existing package store personnel and the hiring of additional package store personnel will cost us approximately $280,000 annually. Payroll and related costs as a percentage of total sales was 30.06% for the thirty nine weeks ended June 27, 2015 and 30.30% of total sales for the thirty nine weeks ended June 28, 2014.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirty nine weeks ended June 27, 2015 increased $109,000 or 3.11% to $3,609,000 from $3,500,000 for the thirty nine weeks ended June 28, 2014. We anticipate that our occupancy costs will remain stable throughout our fiscal year 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirty nine weeks ended June 27, 2015 increased $789,000 or 6.63% to $12,698,000 from $11,909,000 for the thirty nine weeks ended June 28, 2014. Selling, general and administrative expenses decreased as a percentage of total sales for the thirty nine weeks ended June 27, 2015 to 17.16% as compared to 17.50% for the thirty nine weeks ended June 28, 2014. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2015 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense for the thirty nine weeks ended June 27, 2015 increased $81,000 or 4.21% to $2,007,000 from $1,926,000 from the thirty nine weeks ended June 28, 2014. As a percentage of revenue, depreciation and amortization expense was 2.71% of revenue in the thirty nine weeks ended June 27, 2015 and 2.83% of revenue in the thirty nine weeks ended June 28, 2014.

Interest Expense, Net. Interest expense, net, for the thirty nine weeks ended June 27, 2015 decreased $112,000 to $462,000 from $574,000 for the thirty nine weeks ended June 28, 2014.

Net Income. Net income for the thirty nine weeks ended June 27, 2015 increased $211,000 or 5.63% to $3,962,000 from $3,751,000 for the thirty nine weeks ended June 28, 2014. As a percentage of sales, net income for the thirty nine weeks ended June 27, 2015 is 5.35%, as compared to 5.51% for the thirty nine weeks ended June 28, 2014.

Index

Net Income Attributable to Stockholders. Net income attributed to shareholders for the thirty nine weeks ended June 27, 2015 increased $371,000 or 16.12% to $2,673,000 from $2,302,000 for the thirty nine weeks ended June 28, 2014. As a percentage of sales, net income for the thirty nine weeks ended June 27, 2015 is 3.61%, as compared to 3.38% for the thirty nine weeks ended June 28, 2014.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During the thirty nine weeks ended June 27, 2015, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

Trends

During the next twelve months, we expect that our restaurant food and bar sales will increase, but gross profit for restaurant food and bar sales will decrease due to higher food costs. We anticipate that our package liquor store sales and gross profit margin for package liquor store sales will remain stable during our fiscal year 2015. We expect higher food costs and higher overall expenses, including but not limited to higher property and general liability insurance premiums to adversely affect our net income. We also plan to continue our increased advertising to attract and retain our customers against increased competition. We plan to limit further menu price increases as long as possible, but continue to face increased competition. We may be required to raise menu prices wherever competitively possible.

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

Liquidity and Capital Resources

We fund our operations through cash from operations. As of June 27, 2015, we had cash of approximately $9,988,000, an increase of $1,889,000 from our cash balance of $8,099,000 as of September 27, 2014. Our cash balance as of June 27, 2015 has increased compared to our cash balance as of September 27, 2014, despite that during the second quarter of our fiscal year 2015, we (i) paid on January 30, 2015, a 15 cents per share dividend, and (ii) used $1,500,000 to acquire the vacant real property adjacent to the real property we own where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) operates. We believe that our current cash availability from our cash on hand and expected cash from operations will be sufficient to fund operations and capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the thirty-nine weeks ended June 27, 2015 and June 28, 2014.

Index

	---------Thirty-Nine Weeks Ended--------
	June 27, 2015	June 28, 2014
	(in Thousands)

Net cash provided by operating activities	$9,579	$6,245
Net cash used in investing activities	(3,178)	(1,961)
Net cash used in financing activities	(4,512)	(3,907)

Net Increase in Cash and Cash Equivalents	1,889	377

Cash and Cash Equivalents, Beginning	8,099	7,058

Cash and Cash Equivalents, Ending	$9,988	$7,435

During the thirty nine weeks ended June 27, 2015, our Board of Directors declared a cash dividend of 15 cents per share which was paid on January 30, 2015 to shareholders of record on January 16, 2015. We did not declare or pay a cash dividend on our capital stock during the thirty nine weeks ended June 28, 2014. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant. There can be no assurances that any future dividends will be paid.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. We acquired property and equipment of $3,339,000, (of which $131,000 was deposits recorded in other assets as of September 27, 2014), during the thirty nine weeks ended June 27, 2015, which amount included $376,000 for one (1) limited partnership and three (3) Company owned restaurants. During the thirty nine weeks ended June 28, 2014, we acquired property and equipment of $3,140,000, (including $1,126,000 of which was financed and $62,000 was deposits recorded in other assets as of September 28, 2013), during the thirty nine weeks ended June 28, 2014, which amount included $699,000 for renovations to two (2) limited partnership owned restaurants and five (5) Company owned restaurants.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2015 to be approximately $600,000, of which $376,000 has been spent through June 27, 2015.

Long Term Debt

As of June 27, 2015, we had long term debt of $12,024,000, as compared to $13,616,000 as of June 28, 2014, and $13,331,000 as of September 27, 2014. As of June 27, 2015, we believe we are in compliance with the covenants of all loans with our lender.

As of June 27, 2015, the aggregate principal balance owed from the financing of our property and general liability insurance policies is approximately $546,000.

Financed Insurance Premiums

During the second quarter of our fiscal year 2015, we received notification that our property insurance carrier had entered into a Voluntary Order of Administrative Supervision with the Missouri Department of Insurance. As a result thereof, on March 12, 2015, we cancelled our property insurance with this insurance carrier, which had been a three (3) year policy for the policy year beginning December 30, 2013. The three (3) year property insurance premium was in the original amount of $1,140,000, of which $912,000 was financed through an unaffiliated third party lender (the “Third Party Lender”). The finance agreement provides that we are obligated to repay the amounts financed, together with interest at the rate of 2.65% per annum, over 30 months, with monthly payments of principal and interest, each in the amount of approximately $32,000. As of the date we cancelled the insurance, (March 12, 2015), we owed $665,000 under the finance agreement, which was pre-paid in full with a part of the unearned premiums refunded by this insurance carrier during the third quarter of our fiscal year 2015. The balance of the unearned premiums, $159,000, was also returned to us during the third quarter of our fiscal year 2015 and as a result, we recorded a charge of $82,000 as of the end of the second quarter of our fiscal year 2015.

Index

For the policy year beginning March 12, 2015, our property insurance is a one (1) year policy with an unaffiliated third party insurance carrier. The one (1) year property insurance premium is in the amount of $482,000, of which $416,000 is financed through an unaffiliated third party lender. The finance agreement provides that we are obligated to repay the amounts financed, together with interest at the rate of 2.95% per annum, over 8 months, with monthly payments of principal and interest, each in the amount of approximately $52,000. The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended June 27, 2015, June 28, 2014 and our fiscal year ended September 27, 2014.

Item	June 27, 2015	June 28, 2014	September 27, 2014
	(in thousands)

Current Assets	$14,786	$12,674	$13,394
Current Liabilities	12,154	10,135	10,490
Working Capital	$2,632	$2,539	$2,904

Index

Our working capital as of June 27, 2015 increased by 3.66% from our working capital as of our fiscal quarter ended June 28, 2014 and decreased by 9.37% from the working capital for the fiscal year ending September 27, 2014. During the second quarter of our fiscal year 2015, we used $1,500,000 to fund the purchase price on our acquisition of the vacant real property adjacent to the real property we own where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) operates. During the third quarter of our fiscal year 2014, we satisfied/pre-paid mortgage debt in the aggregate amount of $934,000. During the second quarter of our fiscal year 2014, we acquired the real property and improvements where our franchised restaurant located at 1479 East Commercial Boulevard, Fort Lauderdale, Florida, (Store #15) operates for a purchase price of $1,250,000, $900,000 of which was financed by the seller pursuant to the $900K Mortgage Loan and $350,000 of which was expended by us as the cash required to close.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of June 27, 2015 we held no equity securities.

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

Index

At June 27, 2015, we had five variable rate debt instruments outstanding that are impacted by changes in interest rates. In July, 2010, we re-financed the mortgage loan encumbering our corporate offices (the “Refinanced Mortgage Loan”). In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”), and received a $1,600,000 term loan (the “$1.6M Term Loan”) the proceeds of which were ultimately used to purchase the shopping center, while permitting us to retain our working capital and cash reserves. In January, 2013, we re-financed the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”) and borrowed $1,595,000 from a non affiliated third party lender, (the “$1.595M Term Loan”), and used all of the net proceeds of this loan to re-finance the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates.

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following five (5) interest rate swap agreements:

(i)     One (1) interest rate swap agreement entered into July, 2010 relates to the Refinanced Mortgage Loan (the “Mortgage Loan Swap”). The Mortgage Loan Swap requires us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount. Under this method of accounting, at June 27, 2015, we determined that based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender, the swap is not effective, however the fair value of the Mortgage Loan Swap was not material;

(ii)     The second interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at June 27, 2015, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

(iii)     The third interest rate swap agreement entered into in November, 2011 relates to the $1.6M Term Loan (the “$1.6M Term Loan Swap”). The $1.6M Term Loan Swap requires us to pay interest for a four (4) year period at a fixed rate of 3.43% on an initial amortizing notional principal amount of $1,600,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at June 27, 2015, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

(iv)     The fourth interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at June 27, 2015, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(v)     The fifth interest rate swap agreement entered into in January, 2013 relates to the $1.595M Term Loan (the “$1.595M Term Loan Swap”). The $1.595M Term Loan Swap requires us to pay interest for a forty two (42) month period at a fixed rate of 4.00% on an initial amortizing notional principal amount of $1,595,000, while receiving interest for the same period at LIBOR – 1 Month, plus 3.25%, on the same amortizing notional principal amount. We determined that at June 27, 2015, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

Index

At June 27, 2015, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

There is no assurance that interest rates will increase or decrease over our next fiscal year or that an increase will not have a material adverse effect on our operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the U.S. Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 27, 2015, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934). Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 27, 2015.

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

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirteen weeks ended June 27, 2015 and June 28, 2014, we did not purchase any shares of our common stock. As of June 27, 2015, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors on May 17, 2007. Our current repurchase plan has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions, up to a purchase price of price of $15 per share.

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

FLANIGAN'S ENTERPRISES, INC.

Date: August 11, 2015	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

