Form 10-K
period 2015-10-03
FLANIGANS ENTERPRISES INC
filed 2015-12-24
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2015

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

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $25,818,000 as of March 27, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock as reported on the NYSE MKT of $31.59.

There were 1,858,647 shares of the Registrant's Common Stock, $0.10 par value, outstanding as of December 23, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission by January 26, 2016.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

Item 13	Certain Relationships and Related Transactions, and Director Independence.	52

Item 14	Principal Accounting Fees and Services	53

PART IV

Item 15	Exhibits and Financial Statement Schedules.	53

SIGNATURES
LIST XBRL DOCUMENTS

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

General

At October 3, 2015, we (i) operated 25 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurants/package liquor stores. The table below provides information concerning the type (i.e. restaurant, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of October 3, 2015 and as compared to September 27, 2014. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

	FISCAL	FISCAL
	YEAR	YEAR
	2015	2014	NOTE NUMBER
TYPES OF UNITS
Company Owned:
Combination package liquor
store and restaurant	4	4
Restaurant only	6	5	(1)
Package liquor store only	5	5

Company Managed
Restaurants Only:
Limited partnerships	8	9	(1)
Franchise	1	1
Unrelated Third Party		1	1

Company Owned Club:	1	1

TOTAL - Company
Owned/Operated Units:	26	26

FRANCHISED - units	5	5	(2)

Notes:

(1) As of September 28, 2014, we purchased the assets of a restaurant owned by a limited partnership and the restaurant became a Company owned unit.

(2) We operate a restaurant for one (1) franchisee. This unit is included in the table both as a franchised restaurant, as well as a restaurant operated by us.

History and Development of Our Business

We were incorporated in Florida in 1959 and commenced operating as a chain of small cocktail lounges and package liquor stores throughout South Florida. By 1970, we had established a chain of "Big Daddy's" lounges and package liquor stores between Vero Beach and Homestead, Florida. From 1970 to 1979, we expanded our package liquor store and lounge operations throughout Florida and opened clubs in five other "Sun Belt" states. In 1975, we discontinued most of our package store operations in Florida except in the South Florida areas of Miami-Dade, Broward, Palm Beach and Monroe Counties. In 1982 we expanded our club operations into the Philadelphia, Pennsylvania area as general partner of several limited partnerships we organized. In March 1985 we began franchising package liquor stores and lounges in the South Florida area. See Note 12 to the consolidated financial statements and the discussion of franchised units on page 7.

During our fiscal year 1987, we began renovating our lounges to provide full restaurant food service, and subsequently renovated and added food service to most of our lounges. Food sales currently represent approximately 76.5% and bar sales approximately 23.5% of our total restaurant sales.

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

Company Owned Restaurants. We own and operate ten restaurants all under our service mark “Flanigan’s Seafood Bar and Grill” four of which are jointly operated with package liquor stores we own.

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

Restaurants Owned by Affiliated Limited Partnerships

We have invested with others, (some of whom are or are affiliated with our officers and directors), in nine limited partnerships which currently own and operate nine South Florida based restaurants under our service mark “Flanigan’s Seafood Bar and Grill”. In addition to being a limited partner in these limited partnerships, we are the sole general partner of eight of these limited partnerships and manage and control the operations of these restaurants. We are only a limited partner in the limited partnership which owns and operates the restaurant located in Fort Lauderdale, Florida.

Generally, the terms of the limited partnership agreements provide that until the investors’ cash investment in a limited partnership (including any cash invested by us) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant, as a return of capital, up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee and one-half (1/2) to the investors, (including us), pro-rata based on the investors’ investment, as a return of capital. Once all of the investors, (including us), have received, in full, amounts equal to their cash invested, an annual management fee becomes payable to us equal to one-half (½) of cash available to be distributed, with the other one half (½) of available cash distributed to the investors (including us), as a profit distribution, pro-rata based on the investors’ investment. As of October 3, 2015, limited partnerships owning five (5) restaurants, (Surfside, Florida, Kendall, Florida, West Miami, Florida, Pinecrest, Florida and Wellington, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our “Flanigan’s Seafood Bar and Grill” service mark, which use is authorized while we act as general partner only. This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears. Whether we will have any additional restaurants under development in the future will be dependent, among other things, on market conditions and our ability to raise capital. We anticipate that we will continue to form limited partnerships to raise funds to own and operate restaurants under our service mark “Flanigan’s Seafood Bar and Grill” using the same or substantially similar financial arrangements.

Below is information on the nine limited partnerships which own and operate “Flanigan’s Seafood Bar and Grill” restaurants:

Surfside, Florida

We are the sole general partner and a 46% limited partner in this limited partnership which has owned and operated a restaurant in Surfside, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since March 6, 1998. 33.3% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership.

Kendall, Florida

We are the sole general partner and a 41% limited partner in this limited partnership which has owned and operated a restaurant in Kendall, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since April 4, 2000. 28.3% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership.

West Miami, Florida

We are the sole general partner and a 27% limited partner in this limited partnership which has owned and operated a restaurant in West Miami, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 11, 2001. 32.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership.

Wellington, Florida

We are the sole general partner and a 28% limited partner in this limited partnership which has owned and operated a restaurant in Wellington, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since May 27, 2005. 22.4% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2015, this limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (1/2) of the cash available for distribution by this limited partnership.

Pinecrest, Florida

We are the sole general partner and 45% limited partner in this limited partnership which has owned and operated a restaurant in Pinecrest, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since August 14, 2006. 20.2% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership.

Pembroke Pines, Florida

We are the sole general partner and a 23% limited partner in this limited partnership which has owned and operated a restaurant in Pembroke Pines, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 29, 2007. 23.8% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2015, this limited partnership has returned to its investors approximately 62.0% of their initial cash invested, increased from approximately 51.0% as of the end of our fiscal year 2014.

Davie, Florida

We are the sole general partner and a 49% limited partner in this limited partnership which has owned and operated a restaurant in Davie, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since July 28, 2008. 12.3% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2015, this limited partnership has returned to its investors approximately 60.5% of their initial cash invested, increased from approximately 51.5% as of the end of our fiscal year 2014.

Miami, Florida

We are the sole general partner and a 5% limited partner in this limited partnership which has owned and operated a restaurant in Miami, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since December 27, 2012. 26.8% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2015, this limited partnership has returned to its investors approximately 42.0% of their initial cash invested, increased from approximately 20.0% as of the end of our fiscal year 2014.

Fort Lauderdale, Florida

A corporation, owned by one of our board members, acts as sole general partner of a limited partnership which has owned and operated a restaurant in Fort Lauderdale, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since April 1, 1997. We have a 25% limited partnership interest in this limited partnership. 56.9% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all cash invested, but since we are not the general partner of this limited partnership, we do not receive an annual management fee. We have a franchise arrangement with this limited partnership and for accounting purposes, we do not consolidate the operations of this limited partnership into our operations, but report it using the equity method.

Management Agreement for “The Whale’s Rib” Restaurant

Since January, 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant. For our fiscal years ended October 3, 2015 and September 27, 2014, we generated $500,000 and $385,000 of revenue, respectively from providing these management services.

Adult Entertainment Club

We own, but do not operate, an adult entertainment nightclub located in Atlanta, Georgia which operates under the name “Mardi Gras”. We have a management agreement with an unaffiliated third party to manage the club. Under our management agreement, the unaffiliated third party management firm is obligated to pay us an annual amount, paid monthly, equal to the greater of $150,000 or ten (10%) percent of gross sales from the club, offset by one-half (1/2) of any rental increases, provided our fees will never be less than $150,000 per year. For our fiscal years ended October 3, 2015 and September 27, 2014, we generated $163,000 and $138,000 of revenue, respectively, from the operation of the club.

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

During our fiscal years 2015 and 2014, no significant pending matters have been initiated concerning any of our licenses which might be expected to result in a revocation of a liquor license or other significant actions against us.

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

General Liability Insurance

We have general liability insurance which incorporates a semi-self-insured plan under which we assume the full risk of the first $50,000 of exposure per occurrence, while the limited partnerships assume the full risk of the first $10,000 of exposure per occurrence. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During our fiscal year 2015 we were able to purchase excess liability insurance at a reasonable premium, whereby our excess insurance carrier is responsible for $6,000,000 coverage above our primary general liability insurance coverage. With the exception of one (1) limited partnership which has higher general liability insurance coverage to comply with the terms of its lease for the business premises, we are un-insured against liability claims in excess of $7,000,000 per occurrence and in the aggregate.

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

Property Insurance; Windstorm Insurance; Deductibles

During the second quarter of our fiscal year 2015, we received notification that our property insurance carrier had entered into a Voluntary Order of Administrative Supervision with the Missouri Department of Insurance and as a result on March 12, 2015, we cancelled our three (3) year property insurance with the insurance carrier. The three (3) year property insurance premium was in the original amount of $1,140,000, of which $912,000 was financed through an unaffiliated third party lender. The finance agreement provided that we were obligated to repay the amounts financed, together with interest at the rate of 2.65% per annum, over 30 months, with monthly payments of principal and interest, each in the amount of approximately $32,000. As of the date we cancelled the insurance, (March 12, 2015), we owed $665,000 under the finance agreement. During the third quarter of our fiscal year 2015, we paid this amount in full, in part with amounts we received from unearned premiums refunded by the insurance carrier. We recorded a charge of $82,000 as of the end of the second quarter of our fiscal year 2015 to cover our out of pocket expenses related to the finance agreement.

For the policy year beginning March 12, 2015, our property insurance is a one (1) year policy with an unaffiliated third party insurance carrier. The one (1) year property insurance premium is in the amount of $482,000, of which $416,000 is financed through an unaffiliated third party lender. The finance agreement provides that we are obligated to repay the amount financed, together with interest at the rate of 2.95% per annum, over 8 months, with monthly payments of principal and interest, each in the amount of approximately $52,000. The finance agreement is secured by a security interest in the insurance policy, all unearned premium, return premium, dividend payments and loss payments thereof.

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

Our restaurants compete directly or indirectly with many well-established competitors, both nationally and locally owned. Due to the competitive nature of the hospitality industry, we have limited our menu price increases. During our fiscal years 2015 and 2014 we did not raise our menu prices, nor did we raise our restaurant bar prices. We believe that we have a competitive position in our market because of widespread consumer recognition of the "Flanigan’s Seafood Bar and Grill" name.

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

Employees

As of our fiscal year end 2015, we employed 1,561 persons, of which 1,030 were full-time and 531 were part-time. Of these, 34 were employed at our corporate offices in administrative capacities and 11 were employed in maintenance. Of the remaining employees, 52 were employed in package liquor stores and 1,464 in restaurants.

None of our employees are represented by collective bargaining organizations. We consider our labor relations to be favorable.

EXECUTIVE OFFICERS

	Positions and Offices		Office or Position
Name	Currently Held	Age	Held Since

James G. Flanigan	Chairman of the Board	51	(1)
	of Directors, Chief
	Executive Officer and
	President

August Bucci	Chief Operating Officer	71	2002
	and Executive Vice
	President

Jeffrey D. Kastner	Chief Financial Officer,	62	(2)
	General Counsel and
	Secretary

(1)	Chairman of the Board of Directors, Chief Executive Officer since 2005; President since 2002.

(2)	Chief Financial Officer since 2004; Secretary since 1995; and General Counsel since 1982.

Flanigan’s 401(k) Plan

Effective July 1, 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and/or matching contributions. During our fiscal years ended October 3, 2015 and September 27, 2014, the Board of Directors approved discretionary matching contributions totaling $35,000 and $23,000, respectively.

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

While future sales growth will depend substantially on our opening new restaurants, changes in comparable restaurant sales (which represent the change in period-over-period sales for restaurants) will also affect our sales growth and will continue to be a critical factor affecting profit growth. This is because the profit margin on comparable restaurant sales is generally higher, as comparable restaurant sales increases enable fixed costs to be spread over a higher sales base. Conversely, declines in comparable restaurant sales can have a significant adverse effect on profitability due to the loss of the positive impact on profit margins associated with comparable restaurant sales increases. There is no assurance that comparable restaurant sales will increase in fiscal year 2016 due to, among other things, ongoing consumer and economic uncertainty.

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

Dining out is a discretionary expense. Factors that affect consumer behavior and spending for restaurant dining, such as changes in general economic conditions (including national, regional and local economic conditions), discretionary spending patterns, employment levels, instability in the housing market, and high energy and food costs may have a material adverse effect on us. Leading economic indicators, such as unemployment and consumer confidence, remain volatile and may not show meaningful improvement in our fiscal year 2016. If economic conditions worsen, our financial performance could be adversely affected.

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

Our Business Could Be Materially Adversely Affected If We Are Unable To Expand In A Timely And Profitable Manner

To grow successfully, we must open new restaurants on a timely and profitable basis. We have experienced delays in restaurant openings from time to time and may experience delays in the future. During our fiscal years 2015 and 2014 we had no new restaurants under development. We currently do not have any new restaurants under development.

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

Most of the properties on which we operate restaurants are leased from third parties, and some of our leases are due for renewal or extension options in the next several years. Some leases are subject to renewal at fair market value, which could involve substantial increases and a smaller number expire without any renewal option. While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, any difficulty renewing a significant number of such leases, or any substantial increase in rents associated with lease renewals, could adversely impact us. If we have to close any restaurants due to difficulties in renewing leases, we would lose revenue from the affected restaurants and may not be able to open suitable replacement restaurants. Substantial increases in rents associated with lease renewals would increase our occupancy costs, reducing our restaurant margins.

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

We May Face Liability Under Dram Shop Statutes

Our sale of alcoholic beverages subjects us to “dram shop” statutes. These statutes allow an injured person to recover damages from an establishment that served alcoholic beverages to an intoxicated person. If we receive a judgment substantially in excess of our insurance coverage, or if we fail to maintain our insurance coverage, our business, financial condition, operating results or cash flows could be materially and adversely affected. We currently have four “dram shop” claims, which we are defending vigorously. See “Item 1. Business—Government Regulation” for a discussion of the regulations with which we must comply.

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

Governmental regulation in one or more of the following areas may adversely affect our existing and future operations and results, including by harming our ability to open new restaurants or increasing our operating costs.

Employment and Immigration Regulations

We are subject to various federal and state laws governing our relationship with and other matters pertaining to our employees, including wage and hour laws, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti-discrimination laws. Complying with these rules subjects us to substantial expense and can be cumbersome and can also expose us to liabilities from claims for non-compliance. For example, historically, lawsuits have been filed against us alleging violations of federal and state laws regarding employee wages and payment of overtime. We could suffer losses from and we incur legal costs to defend, these and similar cases and the amount of such losses or costs could be significant. In addition, several states and localities in which we operate and the federal government have from time to time enacted minimum wage increases, paid sick leave and mandatory vacation accruals and similar requirements and these changes could increase our labor costs.

We also are subject to being audited from time to time for compliance with citizenship or work authorization requirements. Florida is considering adopting new immigration laws and the U.S. Congress and Department of Homeland Security from time to time consider or implement changes to Federal immigration laws, regulations or enforcement programs as well. Changes in immigration or work authorization laws may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. We currently participate in the “E-Verify” program, an Internet-based, free program run by the U.S. government to verify employment eligibility for all employees throughout our company. However, use of E-Verify does not guarantee that we will properly identify all applicants who are ineligible for employment. Unauthorized workers may subject us to fines or penalties and we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. Termination of a significant number of employees would disrupt our operations including slowing our throughput and could also cause additional adverse publicity and temporary increases in our labor costs as we train new employees. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. Our reputation and financial performance may be materially harmed as a result of any of these factors.

On the other hand, in the event we wrongfully reject work authorization documents or if our compliance procedures are found to have a disparate impact on a protected class, such as a racial minority or based on the citizenship status of applicants, we could be found to be in violation of anti-discrimination laws. We could experience adverse publicity arising from enforcement activity related to work authorization compliance, anti-discrimination compliance, or both, that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. Moreover, our business could be adversely affected by increased labor costs or difficulties in finding the right employees for our restaurants.

Additionally, while we do not currently have any unionized employees, union organizers have engaged in efforts to organize employees of other restaurant companies. If a significant portion of our employees were to become union organized, our labor costs could increase and our efforts to maintain a culture appealing only to top performing employees could be impaired. Potential changes in labor laws, including the possible passage of legislation designed to make it easier for employees to unionize, could increase the likelihood of some or all of our employees being subjected to greater organized labor influence and could have an adverse effect on our business and financial results by imposing requirements that could potentially increase our costs, reduce our flexibility and impact our employee culture.

Americans with Disabilities Act and Similar State Laws

We are subject to the U.S. Americans with Disabilities Act, or ADA, and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas. We have incurred legal fees in connection with ADA-related complaints in the past and we may in the future have to modify restaurants, for example by adding access ramps or redesigning certain architectural features, to provide service to or make reasonable accommodations for disabled persons under these laws. The expenses associated with these modifications or any damages, legal fees and costs associated with litigating or resolving claims under the ADA or similar state laws, could be material.

Nutrition and Food Regulation

In recent years there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry including nutrition and advertising practices. Restaurants operating in the quick-service and fast-casual segments have been a particular focus. For example, the State of California, New York City and a number of other jurisdictions around the U.S. have adopted regulations requiring that chain restaurants include calorie information on their menus and/or make other nutritional information available and nation-wide nutrition disclosure requirements included in the U.S. health care reform law will go into effect as of December 1, 2015. These nutrition disclosure requirements may increase our expenses or slow customers as they select their food and beverage choices decreasing our throughput. These initiatives may also change customer buying habits in a way that adversely impacts our sales.

Privacy/Cybersecurity

We are required to collect and maintain personal information about our employees and we collect information about customers as part of some of our marketing programs as well. The collection and use of such information is regulated at the federal and state levels and the regulatory environment related to information security and privacy is increasingly demanding. If our security and information systems are compromised or if we otherwise fail to comply with these laws and regulations, we could face litigation and the imposition of penalties that could adversely affect our financial performance. Our reputation as a brand or as an employer could also be adversely affected from these types of security breaches or regulatory violations, which could impair our sales or ability to attract and keep qualified employees.

Local Licensure, Zoning and Other Regulation

Each of our restaurants is also subject to state and local licensing and regulation by health, alcoholic beverage, sanitation, food and workplace safety and other agencies. We may experience material difficulties or failures in obtaining the necessary licenses or approvals for new restaurants, which could delay planned restaurant openings. In addition, stringent and varied requirements of local regulators with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.

Environmental Laws

We are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling, release and disposal of hazardous or toxic substances, as well as local ordinances relating to our operations. We have not conducted a comprehensive environmental review of our properties or operations. We cannot predict what environmental laws will be enacted in the future, how existing or future environmental laws will be administered or interpreted, or the amount of future expenditures that we may need to make to comply with or to satisfy claims relating to environmental laws.

We could be party to litigation that could adversely affect us by distracting management, increasing our expenses or subjecting us to material money damages and other remedies.

We could become subject to numerous claims alleging violations of federal and state laws regarding workplace and employment matters, including wages, work hours, overtime, vacation and family leave, discrimination, wrongful termination and similar matters, and we could become subject to class action or other lawsuits related to these or different matters. Our customers could file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to our restaurants or that we have problems with food quality, operations or our food related disclosure or advertising practices. The restaurant industry has been subject to a growing number of claims based on the nutritional content of food products sold and disclosure and advertising practices.

Regardless of whether any claims against us are valid or whether we are ultimately held liable for such claims, they may be expensive to defend and may divert time and money away from our operations and hurt our performance. A significant judgment for any claims against us could materially and adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations, whether directed at us or at fast casual or quick-service restaurants generally, may also materially and adversely affect our reputation or prospects, which in turn could adversely affect our results.

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

(vii) a 23,678 square foot two building shopping center in Miami, Florida that we purchased in November, 2011; one building, approximately 18,828 square feet, is leased to twelve unaffiliated third parties and the second stand-alone building, approximately 4,850 square feet, has housed our Kendall, Florida based restaurant since July 4, 2000, which is owned by our affiliated limited partnership (Store #70); and

(viii) a 6,400 square foot building in Fort Lauderdale, Florida that we purchased in February, 2014, 4,000 square feet of which has been leased to a related franchisee (Store #15) since April 1, 1997 and the balance (2,400 square feet) of which we use as storage.

All of our units require periodic refurbishing in order to remain competitive. We have budgeted $350,000 for our refurbishing program for fiscal year 2016. See Item 7, "Liquidity and Capital Resources" for discussion of the amounts spent in fiscal year 2015.

The following table summarizes information related to the properties upon which our operations are conducted:

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Big Daddy's Liquors #4	1,978	N/A	Company	3/1/02 to 2/28/27
Flanigan's Enterprises				and Options to
Inc. (6)				2/28/47
7003 Taft Street
Hollywood, FL

Big Daddy's Liquors #7	1,450	N/A	Company	11/1/00 to 10/31/20
Flanigan's Enterprises,				and Option to
Inc. (12)				10/31/25
1550 W. 84th Street
Hialeah, FL

Big Daddy's Liquors #8	4,084	N/A	Company	5/1/99 to 4/30/19
Flanigan's Enterprises,				and Options to
Inc. (10)				4/30/29
959 State Road 84
Fort Lauderdale, FL

Flanigan’s Seafood	4,300	130	Company	1/1/10 to 12/31/19
Bar and Grill #9				and Option to
Flanigan’s Enterprises, Inc.				12/31/24
1550 W. 84th Street
Hialeah, FL

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Flanigan's Legends	5,000	150	Franchise	1/4/00 to 1/3/20
Seafood Bar and Grill #11				and Option to
11 Corporation (1)				1/3/25
330 Southern Blvd.
W. Palm Beach, FL

Flanigan's Seafood	5,000	180	Company	11/15/92 to
Bar and Grill #12				11/15/18 and
Flanigan’s Enterprises, Inc.				Options to
2405 Tenth Ave. North				11/15/38
Lake Worth, FL

Flanigan's Seafood	3,320	90	Franchise	6/1/79 to 6/1/19
Bar and Grill #14				Option to 6/1/24
Big Daddy's #14, Inc. (1)(2)(5)
2041 NE Second St.
Deerfield Beach, FL

Flanigan’s Seafood	4,000	90	Franchise/	1/1/09 to 8/31/16
Bar and Grill #15			Limited	Options to 12/31/24
CIC Investors #15 Ltd.(1)(9)			Partnership
1479 E. Commercial Blvd.
Ft. Lauderdale, FL

Flanigan's Seafood	4,500	200	Franchise	2/15/72 to 12/31/20
Bar and Grill #18				Options to 12/31/35
Twenty Seven Birds Corp. (1)(2)
2721 Bird Avenue
Miami, FL

Big Daddy's Liquors #18	3,000	N/A	Franchise	2/15/72 to 12/31/20
Twenty Seven Birds Corp. (1)(2)				Options to 12/31/35
2988 S.W. 27th Avenue
Miami, FL

Flanigan’s Seafood	4,500	160	Company	Company-Owned
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
and Grill #33
Flanigan’s Enterprises, Inc.
45 S. Federal Highway
Boca Raton, FL

Big Daddy's Liquors #34	3,000	N/A	Company	5/29/97 to 5/28/17
Flanigan's Enterprises, Inc.				Options to 5/28/37
9494 Harding Ave.
Surfside, FL

Flanigan's Seafood	4,600	140	Company	4/1/71 to 12/31/20
Bar and Grill #40,				Option to Purchase
Flanigan's Enterprises, Inc.				on 12/31/2020
5450 N. State Road 7
N. Lauderdale, FL

Piranha Pat's #43	4,500	90	Franchise	12/1/72 to 11/30/17
BD 43 Corporation (1)(2)				Option to 11/30/22
2500 E. Atlantic Blvd.
Pompano Beach, FL

Big Daddy's Liquors #47	6,000	N/A	Company	12/21/68 to 1/1/20
Flanigan's Enterprises,				Options to 1/1/50
Inc. (3)
8600 Biscayne Blvd.
Miami, FL

Flanigan’s Seafood	8,000	200	Limited	06/01/91 to 5/31/21
Bar and Grill #13,			Partnership
CIC Investors #13, Ltd.
11415 S. Dixie Highway
Pinecrest, FL

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Flanigan’s Seafood	4,000	200	Limited	10/24/06 to 10/23/16
Bar and Grill #50,			Partnership	Options to 10/23/26
CIC Investors #50, Ltd.
17185 Pines Boulevard
Pembroke Pines, FL

Flanigan’s Seafood	5,900	200	Limited	1/5/07 to 12/31/21
Bar and Grill #55			Partnership	Options to 12/31/31
CIC Investors #55, Ltd.
2190 S. University Drive
Davie, Florida

Flanigan's Seafood	6,800	200	Limited	8/1/97 to 12/31/21
Bar and Grill #60			Partnership
CIC Investors #60 Ltd.
9516 Harding Avenue
Surfside, FL

Flanigan’s Seafood	6,128	200	Limited	5/01/05 to 6/30/20
Bar and Grill #65			Partnership	Options to 3/31/25
CIC Investors #65, Ltd.
2335 State Road 7, Suite 100
Wellington, FL

Flanigan's Seafood	4,850	161	Limited	4/1/00 to 3/31/20
Bar and Grill #70			Partnership	Options to 3/31/30
CIC Investors #70 Ltd.
12790 SW 88 St
Miami, FL

Flanigan’s Seafood	7,000	200	Company	5/1/10 to 4/30/16
Bar and Grill #75
Flanigan’s Enterprises, Inc.
950 S. Federal Highway
Stuart, FL

Flanigan's Seafood	5,000	165	Limited	6/15/01 to 12/14/19
Bar and Grill #80			Partnership	Options to 12/14/39
CIC Investors #80 Ltd.
8695 N.W. 12th St
Miami, FL

Flanigan's Seafood	4,300	200	Limited	4/1/11 to 3/31/26
Bar and Grill #90			Partnership	Option to 3/31/31
CIC Investors #90 Ltd.
9857 S.W. 40th Street
Miami, FL

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Flanigan's Seafood	5,700	235	Company	7/29/01 to 10/1/17
Bar and Grill #95 (11)				Options to 10/1/32
CIC Investors #95 Ltd.
2460 Weston Road
Weston, FL

Mardi Gras	10,000	400	Company	4/30/06 to 4/30/16
Flanigan’s Enterprises,				Option to 4/30/26
Inc., #600 (4)(7)
Powers Ferry Landing
Atlanta, GA

Flanigan’s Calusa	28,000 sq. ft. shopping center			Company owned
Center, LLC (8)
12750 – 12790 S.W. 88th Street
Miami, Florida

(1)	Franchised by Company.

(2)	Lease assigned to franchisee.

(3)	In 1974, we sold and assigned the underlying ground lease to unaffiliated third parties and simultaneously subleased it back. As of October 3, 2015, we have purchased from the unaffiliated third parties and own 52% of the underlying ground lease and our sublease agreement. As a result, we pay all rent due under the ground lease, but only 48% of the rent due under the sublease agreement.

(4)	Location managed by an unaffiliated third party.

(5)	Effective December 1, 1998, we purchased the Management Agreement to operate the franchised restaurant for the franchisee.

(6)	Ground lease executed by us on September 25, 2001. We constructed a 4,120 square foot building, of which 1,978 square feet is used by us for the operation of a package liquor store and the other 2,142 square feet is subleased to an unaffiliated third party as retail space. The package liquor store opened for business on November 17, 2003.

(7)	During the third quarter of our fiscal year 2006, our lease for this location expired. The unaffiliated third party entered into a new lease for the business premises effective May 1, 2006 and as of that date, we no longer have responsibility to pay any amounts under the lease.

(8)	During the first quarter of our fiscal year 2012, our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, closed on the purchase of the two building shopping center in Miami, Florida, which consists of one building which is leased to twelve unaffiliated third parties and a second stand-alone building where our limited partnership owned restaurant located at 12790 SW 88th Street, Miami, Florida, (Store #70), operates.

(9)	During the second quarter of our fiscal year 2014, we closed on the purchase of the building in Fort Lauderdale, Florida, which is leased to our franchisee owned restaurant located at 1479 E. Commercial Boulevard, Fort Lauderdale, Florida, (Store #15).

(10)	During the second quarter of our fiscal year 2014, our lease for this location expired. We extended the term of the lease for five (5) years, with two (2) five (5) year renewal options, but had to increase the size of leased premises to 4,084 square feet from 1,942 square feet. The additional space is used for storage.

(11)	During the first quarter of our fiscal year 2015, we purchased from a limited partnership, where we were the general partner, the operating assets of the restaurant located at 2460 Weston Road, Weston, Broward County, Florida (Store #95).

(12)	During the fourth quarter of our fiscal year 2015, our lease for this location expired. We extended the term of the lease for five (5) years, with one (1) five (5) year renewal option.

Recent Purchase of Real Property

Hollywood/Davie, Florida

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

Recent Purchase of Operating Assets of Limited Partnership

Weston, Florida

During the first quarter of our fiscal year 2015, we purchased from a limited partnership, where we were the general partner and a 30% limited partner and our officers, directors or their family members owned 32.0% of the remaining limited partnership interests, the operating assets of the restaurant located at 2460 Weston Road, Weston, Broward County, Florida (Store #95) for a purchase price of $351,000, plus prorations of approximately $100,000, cash at closing, and on September 28, 2014 this restaurant began operating as a Company-owned restaurant.

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

Hialeah, Florida

During the fourth quarter of our fiscal year 2015, we extended our lease for the package liquor store we own located at 1550 W. 84th Street, Hialeah, Florida (Store #7) for a period of five (5) years through October 31, 2020, with one (1) five (5) year renewal option, under the same terms and conditions except for fixed rental increases at the start of the lease extension and the renewal option, if exercised by the Company.

Subsequent Events

Subsequent to the fourth quarter of our fiscal year 2015, we purchased from an unaffiliated third party the two (2) parcels of real property and improvements located at 1290 East Commercial Boulevard, Oakland Park, Broward County, Florida and 4990 N.E. 12th Avenue, Oakland Park, Broward County, Florida for a purchase price of $922,500, cash at closing. We intend to use the 6,000 square foot building located on the property as warehouse space, including but not limited to storage of generators and covered parking for our food truck.

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

During the first quarter of our fiscal year 2015, we settled seven (7) employment related, self-insured lawsuits filed against us, including against several of our limited partnerships, for an aggregate total of approximately $193,000. We have previously accrued for this potential self-insured liability in the accompanying consolidated balance sheets in the caption "Accounts payable and accrued expenses".

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NYSE MKT under the symbol “BDL”. The following table sets forth the high and low sales prices of a share of our common stock for the periods specified as reported by the NYSE MKT:

Fiscal Year 2014	High	Low
First Quarter (September 29, 2013 - December 28, 2013)	$14.80	$9.96
Second Quarter (December 29, 2013 – March 29, 2014)	$16.24	$12.26
Third Quarter (March 30, 2014 – June 28, 2014)	$15.19	$13.40
Fourth Quarter (June 29, 2014 – September 27, 2014)	$20.96	$13.10

Fiscal Year 2015
First Quarter (September 28, 2014 - December 27, 2014)	$37.90	$19.00
Second Quarter (December 28, 2014 – March 28, 2015)	$44.31	$27.50
Third Quarter (March 29, 2015 – June 27, 2015)	$33.91	$24.25
Fourth Quarter (June 28, 2015 – October 3, 2015)	$30.00	$24.53

Holders

As of the close of business on December 22, 2015, there were approximately 279 holders of record of our common stock.

Dividend Policy

During our fiscal year 2015, our Board declared a cash dividend of 15 cents per share which was paid on January 30, 2015 to shareholders of record on January 16, 2015. We did not declare or pay any cash dividends on our capital stock in our fiscal year 2014. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Equity Compensation Plan Information

At a May 15, 2014 meeting, our Board of Directors terminated our stock option plan. At October 3, 2015, no options to acquire shares were outstanding under the plan or otherwise and as a result of the termination of the plan, no options to acquire shares were available for grant under the plan.

Issuer Repurchases of Equity Securities

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, the Board of Directors authorized management to purchase up to 100,000 shares of our common stock, at a purchase price up to $15.00 per share. Since the Board’s 2007 authorization, we have purchased an aggregate of 34,586 shares, none of which were purchased by us in fiscal year 2015. As of October 3, 2015, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors.

Item 6. Selected Financial Data

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the captions “Risk Factors”. In addition, the following discussion and analysis should be read in conjunction with the 2015 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere in this report.

Overview

Financial Information Concerning Industry Segments

Our business is conducted principally in two segments: the restaurant segment and the package liquor store segment. Financial information broken into these two principal industry segments for the two fiscal years ended October 3, 2015 and September 27, 2014 is set forth in the consolidated financial statements which are attached hereto.

General

At October 3, 2015, we (i) operated 25 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants, (one of which we operate), and three combination restaurants/package liquor stores.

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

Results of Operations

THE FISCAL YEAR ENDING OCTOBER 3, 2015 WAS A FIFTY THREE WEEK FISCAL YEAR WHILE THE FISCAL YEAR ENDING SEPTEMBER 27, 2014 WAS A FIFTY TWO WEEK FISCAL YEAR. THE EXTRA WEEK IN THE FISCAL YEAR 2015 CONTRIBUTED TO INCREASES IN REVENUES AND EXPENSES FOR THE FISCAL YEAR AS COMPARED TO REVENUES AND EXPENSES FOR THE FISCAL YEAR 2014, WITH THE EXCEPTION OF THE WEEKLY AVERAGE OF SAME STORE SALES.

REVENUES (in thousands):
	Fifty Three		Fifty Two
	Weeks Ended		Weeks Ended
	Oct. 3, 2015		Sept. 27, 2014
Sales

Restaurant, food	$62,347	64.5%	$56,810	64.8%

Restaurant, bar	19,155	19.8%	17,035	19.4%

Package goods	15,166	15.7%	13,806	15.8%

Total	96,668	100.0%	87,651	100.0%

Franchise related revenues	1,537	1,261

Owner’s fee	163	138

Other operating
income	212	205

Rental income	541	547

Total Revenues	$99,121	$89,802

Comparison of Fiscal Years Ended October 3, 2015 and September 27, 2014

Revenues. Total revenue for our fiscal year 2015 increased $9,319,000 or 10.38% to $99,121,000 from $89,802,000 for our fiscal year 2014 due primarily to increased restaurant sales and the extra week during our fiscal year 2015.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $62,347,000 for our fiscal year 2015 as compared to $56,810,000 for our fiscal year 2014, an increase of 9.75%. The increase in restaurant food sales resulted primarily due to increased restaurant traffic and the extra week during our fiscal year 2015. Comparable weekly restaurant food sales (for restaurants open for all of our fiscal years 2015 and 2014, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $1,100,000 and $1,044,000 for our fiscal years 2015 and 2014, respectively, an increase of 5.36%. Comparable weekly restaurant food sales for Company owned restaurants only was $537,000 and $493,000 for our fiscal years 2015 and 2014, respectively, an increase of 8.92%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $563,000 and $551,000 for our fiscal years 2015 and 2014, respectively, an increase of 2.18%.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $19,155,000 for our fiscal year 2015 as compared to $17,035,000 for our fiscal year 2014, an increase of 12.44%. The increase in restaurant bar sales resulted primarily due to increased restaurant traffic and the extra week during our fiscal year 2015. Comparable weekly restaurant bar sales (for restaurants open for all of our fiscal years 2015 and 2014, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $343,000 and $311,000 for our fiscal years 2015 and 2014, respectively, an increase of 10.29%. Comparable weekly restaurant bar sales for Company owned restaurants only was $150,000 and $136,000 for our fiscal years 2015 and 2014, respectively, an increase of 10.29%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $193,000 and $175,000 for our fiscal years 2015 and 2014, respectively, an increase of 10.29%.

Package Liquor Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $15,166,000 for our fiscal year 2015 as compared to $13,806,000 for our fiscal year 2014, an increase of $1,360,000 or 9.85%. The increase in package liquor store sales resulted primarily due to increased package store traffic and the extra week during our fiscal year 2015. The weekly average of same store package liquor store sales, which includes all nine (9) Company owned package liquor stores, was $286,000 and $265,000 for our fiscal years 2015 and 2014, respectively, an increase of 7.92%.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for our fiscal year 2015 increased $8,432,000 or 10.12% to $91,720,000 from $83,288,000 for our fiscal year 2014. The increase was primarily due to an expected general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses, and due to the extra week during our fiscal year 2015. We anticipate that our operating costs and expenses will increase through our fiscal year 2016 due to an expected general increase in food costs, including our cost of ribs. Operating costs and expenses decreased as a percentage of total sales to approximately 92.53% in our fiscal year 2015 from 92.75% in our fiscal year 2014.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for our fiscal year 2015 increased to $52,480,000 from $48,119,000 for our fiscal year 2014. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 64.39% for our fiscal year 2015 and 65.16% for our fiscal year 2014. We anticipate that our gross profit for restaurant food and bar sales will continue to decrease during our fiscal year 2016 due to higher food costs.

Package Liquor Store Sales. Gross profit for package liquor store sales for our fiscal year 2015 increased to $4,406,000 from $4,158,000 for our fiscal year 2014. Our gross profit margin (calculated as gross profit reflected as a percentage of package liquor store sales) for package liquor store sales was 29.05% for our fiscal year 2015 and 30.12% for our fiscal year 2014. We anticipate that our gross profit margin for package liquor store sales will continue to remain stable during our fiscal year 2016.

Payroll and Related Costs. Payroll and related costs for our fiscal year 2015 increased $2,837,000 or 10.38% to $30,173,000 from $27,336,000 for our fiscal year 2014 due partially to payroll and related costs associated with higher restaurant sales which require additional payroll and related costs for employees such as cooks, bartenders and servers and due to the extra week during our fiscal year 2015. During the third quarter of our fiscal year 2015, in an attempt to remain competitive in the hiring of package store personnel, we increased the compensation paid to our package store personnel so that they earn the same wages for working 40 hours per week as they did for previously working 48 hours per week. As a result of the decrease in hours required to be worked per week by our existing personnel we hired additional package store personnel. We anticipate that the increase in compensation paid to our existing package store personnel and the hiring of additional package store personnel will cost us approximately $280,000 annually. Payroll and related costs as a percentage of total sales was 30.44% in each of our fiscal years 2015 and 2014.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold interests) for our fiscal year 2015 increased $352,000 or 7.64% to $4,961,000 from $4,609,000 for our fiscal year 2014. We anticipate that our occupancy costs will remain stable throughout our fiscal year 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for our fiscal year 2015 increased $835,000 or 5.23% to $16,804,000 from $15,969,000 for our fiscal year 2014. Selling, general and administrative expenses increased partially due to the extra week during our fiscal year 2015. Selling, general and administrative expenses decreased as a percentage of total sales in our fiscal year 2015 to 16.95% as compared to 17.78% in our fiscal year 2014. We anticipate that our selling, general and administrative expenses will increase throughout our fiscal year 2016 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization for our fiscal year 2015 increased $80,000 or 3.09% to $2,673,000 from $2,593,000 for our fiscal year 2014. As a percentage of revenue, depreciation and amortization expense was 2.70% of revenue for our fiscal year 2015 and 2.89% of revenue for our fiscal year 2014.

Interest Expense, Net. Interest expense for our fiscal year 2015 decreased $126,000 to $610,000 from $736,000 for our fiscal year 2014.

Net Income. Net income for our fiscal year 2015 increased $643,000 or 13.99% to $5,239,000 from $4,596,000 for our fiscal year 2014. Net income for our fiscal year 2015 increased when compared to our fiscal year 2014 primarily due to higher revenue, offset partially by increased food costs and overall expenses and due to the extra week during our fiscal year 2015. As a percentage of sales, net income for our fiscal year 2015 is 5.29%, as compared to 5.12% for our fiscal year 2014.

Net Income Attributable to Stockholders. Net income attributable to stockholders for our fiscal year 2015 increased $696,000 or 25.17% to $3,461,000 from $2,765,000 for our fiscal year 2014. Net income attributable to stockholders for our fiscal year 2015 increased when compared to our fiscal year 2014 primarily due to higher revenue, offset partially by increased food costs and overall expenses and due to the extra week during our fiscal year 2015. As a percentage of sales, net income for our fiscal year 2015 is 3.49%, as compared to 3.08% for our fiscal year 2014.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During our fiscal year 2015, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

Trends

During the next twelve months, we expect that our restaurant food and bar sales will increase, but gross profit for restaurant food and bar sales will decrease due to higher food costs. We anticipate that our package liquor store sales and gross profit margin for package liquor store sales will remain stable during our fiscal year 2016. We expect higher food costs and higher overall expenses, including but not limited to higher property and general liability insurance premiums and higher health insurance premiums to adversely affect our net income. We also plan to continue our increased advertising to attract and retain our customers against increased competition. We plan to limit further menu price increases as long as possible, but continue to face increased competition. We may be required to raise menu prices wherever competitively possible.

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

Liquidity and Capital Resources

We fund our operations through our cash on hand and positive cash flow from operations. As of October 3, 2015, we had cash of approximately $9,267,000, an increase of $1,168,000 from our cash balance of $8,099,000 as of September 27, 2014. Our cash balance as of October 3, 2015 has increased compared to our cash balance as of September 27, 2014, despite that during the second quarter of our fiscal year 2015, we (i) paid on January 30, 2015, a 15 cents per share dividend, and (ii) used $1,500,000 to acquire the vacant real property adjacent to the real property we own where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) operates. We believe that our current cash availability from our cash on hand and expected cash from operations will be sufficient to fund operations and capital expenditures for at least the next twelve months.

Cash Flows

	Fiscal Years
	2015	2014
	(in thousands)
Net cash and cash equivalents
provided by operating activities	$11,140	$8,251
Net cash and cash equivalents
used in investing activities	(4,278)	(2,541)
Net cash and cash equivalents
used in financing activities	(5,694)	(4,669)
Net increase in cash and
equivalents	1,168	1,041
Cash and equivalents,
beginning of year	8,099	7,058
Cash and equivalents,
end of year	$9,267	$8,099

During our fiscal year 2015, our Board of Directors declared a cash dividend of 15 cents per share which was paid on January 30, 2015 to shareholders of record on January 16, 2015. We did not declare or pay a cash dividend on our capital stock during our fiscal year 2014. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant. There can be no assurances that any future dividends will be paid.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. We acquired property and equipment of $4,128,000, (including $35,000 of which was from the non-cash purchase of a vehicles and $131,000 of deposits recorded in other assets as of September 27, 2014), during our fiscal year 2015, including $466,000 for renovations to four (4) existing Company owned restaurants and one (1) existing limited partnership owned restaurant. During our fiscal year 2014, we acquired property and equipment of $3,769,000, (including $900,000 of which was financed, $270,000 of which was from the non-cash purchase of vehicles and $68,000 of deposits recorded in other assets as of September 28, 2013), during our fiscal year 2014, including $971,000 for renovations to five (5) existing Company owned restaurants and two (2) existing limited partnership owned restaurants. We anticipate the cost of this refurbishment in our fiscal year 2016 will be approximately $350,000, which funds will be provided from operations.

Debt

As of October 3, 2015, the end of our fiscal year 2015, we had debt of $11,380,000, as compared to $13,331,000 as of the end of our fiscal year 2014. As of October 3, 2015, we are in compliance with the covenants of all loans with our lender.

We repaid long term debt, including auto loans, financed insurance premiums and mortgages in the amount of $3,189,000 and $3,132,000 in our fiscal years 2015 and 2014, respectively.

Financed Insurance Premiums

(i) During the second quarter of our fiscal year 2015, we received notification that our property insurance carrier had entered into a Voluntary Order of Administrative Supervision with the Missouri Department of Insurance and as a result on March 12, 2015, we cancelled our property insurance with the insurance carrier. The three (3) year property insurance premium was in the original amount of $1,140,000, of which $912,000 was financed through an unaffiliated third party lender. The finance agreement provided that we were obligated to repay the amounts financed, together with interest at the rate of 2.65% per annum, over 30 months, with monthly payments of principal and interest, each in the amount of approximately $32,000. As of the date we cancelled the insurance, (March 12, 2015), we owed $665,000 under the finance agreement. During the third quarter of our fiscal year 2015, we paid this amount in full, in part with amounts we received from unearned premiums refunded by the insurance carrier. We recorded a charge of $82,000 as of the end of the second quarter of our fiscal year 2015 to cover our out of pocket expenses related to the finance agreement.

For the policy year beginning March 12, 2015, our property insurance is a one (1) year policy with an unaffiliated third party insurance carrier. The one (1) year property insurance premium is in the amount of $482,000, of which $416,000 is financed through an unaffiliated third party lender. The finance agreement provides that we are obligated to repay the amounts financed, together with interest at the rate of 2.95% per annum, over 8 months, with monthly payments of principal and interest, each in the amount of approximately $52,000. The finance agreement is secured by a security interest in the insurance policy, all unearned premium, return premium, dividend payments and loss payments thereof.

(ii) For the policy year beginning December 30, 2014, our general liability insurance, excluding limited partnerships, is a one (1) year policy with unaffiliated third party insurance carriers, including automobile and excess liability coverage. The one (1) year general liability insurance premiums, including automobile and excess liability coverage, total, in the aggregate $424,000, of which $389,000 is financed through an unaffiliated third party lender. The finance agreement obligates us to repay the amounts financed together with interest at the rate of 2.99% per annum, over 11 months, with monthly payments of principal and interest, each in the amount of $36,000. The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(iii) For the policy year beginning December 30, 2014, our general liability insurance for our limited partnerships is a one (1) year policy with unaffiliated third party insurance carriers, including excess liability coverage. The one (1) year general liability insurance premiums, including excess liability coverage, total, in the aggregate $450,000, of which $413,000 is financed through an unaffiliated third party lender. The finance agreement obligates us to repay the amounts financed, together with interest at the rate of 2.99% per annum, over 11 months, with monthly payments of principal and interest, each in the amount of $38,000. The finance agreement is secured by a security agreement in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

As of October 3, 2015, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $252,000.

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants, on October 15, 2015, we entered into a purchase agreement with our current rib supplier, whereby we agreed to purchase approximately $5,076,000 of baby back ribs during calendar year 2016 from this vendor at a fixed cost.

While we anticipate purchasing all of our rib supply from these vendors, we believe there are several other alternative vendors available, if needed.

Purchase of Limited Partnership Interests

During our fiscal year 2015, we did not purchase any limited partnership interests. During our fiscal year 2014, we purchased from one limited partner (who is not an officer, director or family member of officers or directors) a limited partnership interest of 1.26% in one (1) limited partnership which owns a restaurant for a purchase price of $5,000. We also purchased from another limited partner (who is not an officer, director or family member of officers or directors) limited partnership interests of 5.00%, 4.25% and 1.29% in limited partnerships which each own a restaurant, for an aggregate purchase price of $140,000.

Working capital

The table below summarizes our current assets, current liabilities and working capital as of the end of our fiscal years 2015 and 2014:

	Oct. 3	Sept. 27
(in thousands)	2015	2014

Current assets	$13,717	$13,394

Current liabilities	10,649	10,490

Working capital	3,068	2,904

Our working capital increased by 5.65% as of October 3, 2015 from our working capital as of September 27, 2014. During our fiscal year 2015, we used $1,500,000 to fund the purchase price on our acquisition of the vacant real property adjacent to the real property we own where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) operates. During our fiscal year 2014, we satisfied/pre-paid mortgage debt in the aggregate amount of $654,000 and acquired the real property and improvements, (“Property”) where our franchised restaurant located at 1479 East Commercial Boulevard, Fort Lauderdale, Florida, (Store #15) operates for a purchase price of $1,250,000, $900,000 of which was financed by the seller pursuant to the $900K Mortgage Loan and $350,000 of which was expended by us as the cash required to close.

During our fiscal year 2016, we plan to use an estimated $2,000,000 to fund the cost of construction of a new building on the real property we own which is contiguous to the real property we own where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates. We further plan to re-locate our existing package liquor store into this new building and expand our restaurant into the vacated package liquor store space. During our fiscal year 2016, we also plan to use an estimated $350,000 to fund the cost of installing a catering kitchen in the storage facility attached to our restaurant located at 2600 West Davie Road, Fort Lauderdale, Florida, (Store #22).

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures throughout our fiscal year 2016.

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

Consolidation of Limited Partnerships

As of October 3, 2015, we operate eight (8) restaurants as general partner of the limited partnerships that own the operations of these restaurants. We expect that any expansion which takes place in opening new restaurants will also result in us operating the restaurants as general partner. In addition to the general partnership interest we also purchase limited partnership units ranging from 5% to 49% of the total units outstanding. As a result of these controlling interests, we consolidate the operations of these limited partnerships with ours despite the fact that we do not own in excess of 50% of the equity interests. All intercompany transactions are eliminated in consolidation. The non-controlling interests in the earnings of these limited partnerships are removed from net income and are not included in the calculation of earnings per share.

Income Taxes

Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), Topic 740 – Income Taxes, requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss and tip credit carryforwards to the extent that realization of said benefits is more likely than not. For discussion regarding our carryforwards refer to Note 10 to the consolidated financial statements for our fiscal year 2015.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As part of our ongoing operations, we are exposed to interest rate fluctuations on our borrowings. As more fully described in Note 13 “Fair Value Measurements of Financial Instruments” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for our fiscal year ended October 3, 2015, we use interest rate swap agreements to manage these risks. These instruments are not used for speculative purposes but are used to modify variable rate obligations into fixed rate obligations.

At October 3, 2015, we had five variable rate debt instruments outstanding that are impacted by changes in interest rates. In July, 2010, we re-financed the mortgage loan encumbering our corporate offices (the “Refinanced Mortgage Loan”). In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”), and received a $1,600,000 term loan (the “$1.6M Term Loan”) the proceeds of which were ultimately used to purchase the shopping center, while permitting us to retain our working capital and cash reserves. In January, 2013, we re-financed the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”) and borrowed $1,595,000 from a non affiliated third party lender, (the “$1.595M Term Loan”), and used all of the net proceeds of this loan to re-finance the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates.

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following five (5) interest rate swap agreements:

(i) One (1) interest rate swap agreement entered into July, 2010 relates to the Refinanced Mortgage Loan (the “Mortgage Loan Swap”). The Mortgage Loan Swap requires us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount. Under this method of accounting, at October 3, 2015, we determined that based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender, the fair value of the Mortgage Loan Swap was not material;

(ii) The second interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at October 3, 2015, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

(iii) The third interest rate swap agreement entered into in November, 2011 relates to the $1.6M Term Loan (the “$1.6M Term Loan Swap”). The $1.6M Term Loan Swap requires us to pay interest for a four (4) year period at a fixed rate of 3.43% on an initial amortizing notional principal amount of $1,600,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at October 3, 2015, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

(iv) The fourth interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at October 3, 2015, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(v) The fifth interest rate swap agreement entered into in January, 2013 relates to the $1.595M Term Loan (the “$1.595M Term Loan Swap”). The $1.595M Term Loan Swap requires us to pay interest for a forty two (42) month period at a fixed rate of 4.00% on an initial amortizing notional principal amount of $1,595,000, while receiving interest for the same period at LIBOR – 1 Month, plus 3.25%, on the same amortizing notional principal amount. We determined that at October 3, 2015, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

At October 3, 2015, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

Management’s Assessment on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's internal control over financial reporting.  This evaluation was based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 3, 2015, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended October 3, 2015, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 26, 2016. The information under the heading “Executive Officers” in Part I of this Form 10-K is also incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 26, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 26, 2016.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 26, 2016.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission by January 26, 2016.

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

		10-K	9/29/2012	10(ff)
13	Registrant's Form 10-K constitutes the Annual Report to Shareholders for the fiscal year ended October 3, 2015.				X

21(a)	Company's subsidiaries are set forth in this Annual Report on Form 10-K.				X

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended of Chief Executive Officer.				X

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended of Chief Financial Officer.				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	X

*	Compensatory plan or arrangement.

List of XBRL documents as exhibits 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flanigan's Enterprises, Inc.
Registrant

By:	/s/ JAMES G. FLANIGAN II
JAMES G. FLANIGAN II
Chief Executive Officer
Date: 12/23/2015

By:	/s/ JEFFREY D. KASTNER
JEFFREY D. KASTNER
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)
Date: 12/23/2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

/s/ JAMES G. FLANIGAN II	Chairman of the Board,	Date: 12/23/2015
James G. Flanigan II	Chief Executive Officer,
and Director

/s/ JEFFREY D. KASTNER	Chief Financial Officer,	Date: 12/23/2015
Jeffrey D. Kastner	Secretary and Director

/s/ AUGIE BUCCI	Chief Operating Officer	Date: 12/23/2015
Augie Bucci	and Director

/s/ BARBARA J. KRONK	Director	Date: 12/23/2015
Barbara J. Kronk

/s/ MICHAEL B. FLANIGAN	Director	Date: 12/23/2015
Michael B. Flanigan

/s/ PATRICK J. FLANIGAN	Director	Date: 12/23/2015
Patrick J. Flanigan

/s/ CHRISTOPHER O’NEIL	Vice President and Director	Date: 12/23/2015
Christopher O’Neil

/s/ MARY ELIZABETH BENNETT	Director	Date: 12/23/2015
Mary Elizabeth Bennett

/s/ CHRISTOPHER J. NELMS	Director	Date: 12/23/2015
Christopher J. Nelms

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 3, 2015 AND SEPTEMBER 27, 2014

1

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Income	F-3

Statements of Stockholders’ Equity	F-4

Statements of Cash Flows	F-5 – F-6

Notes to Financial Statements	F-7 - F-31

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders of

Flanigan’s Enterprises, Inc.

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Flanigan’s Enterprises, Inc. and Subsidiaries, (the “Company”), as of October 3, 2015 and September 27, 2014 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flanigan’s Enterprises, Inc. and Subsidiaries as of October 3, 2015 and September 27, 2014, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

Fort Lauderdale, FL

December 23, 2015

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 3, 2015 AND SEPTEMBER 27, 2014

(rounded to the nearest thousandth, except share amounts)

ASSETS	2015	2014
Current Assets:
Cash and cash equivalents	$9,267,000	$8,099,000
Prepaid income taxes	—	142,000
Other receivables	571,000	522,000
Inventories	2,410,000	2,954,000
Prepaid expenses	1,094,000	1,234,000
Deferred tax assets	375,000	443,000
Total current assets	13,717,000	13,394,000

Property and Equipment, Net	37,578,000	35,936,000

Investment in Limited Partnership	225,000	232,000

Other Assets:
Liquor licenses	630,000	630,000
Deferred tax assets	903,000	925,000
Leasehold interests, net	781,000	909,000
Other	788,000	1,077,000
Total other assets	3,102,000	3,541,000
Total assets	$54,622,000	$53,103,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$7,292,000	$6,685,000
Income taxes payable	143,000	—
Due to franchisees	1,893,000	1,892,000
Current portion of long-term debt	1,307,000	1,897,000
Deferred rent	14,000	16,000
Total current liabilities	10,649,000	10,490,000

Long-Term Debt, Net of Current Portion	10,073,000	11,434,000

Deferred Rent, Net of Current Portion	101,000	114,000

Commitments and Contingencies

Equity:
Flanigan's Enterprises, Inc. stockholders' equity
Common stock, $.10 par value; 5,000,000 shares authorized; 4,197,642 shares
issued; 1,858,647 outstanding for years ended 2015 and 2014	420,000	420,000
Capital in excess of par value	6,240,000	6,240,000
Retained earnings	26,054,000	22,872,000
Treasury stock, at cost, 2,338,995 shares for the years
ended 2015 and 2014	(6,077,000)	(6,077,000)
Total Flanigan's Enterprises, Inc. stockholders' equity	26,637,000	23,455,000
Noncontrolling interests	7,162,000	7,610,000
Total equity	33,799,000	31,065,000
Total liabilities and equity	$54,622,000	$53,103,000

See notes to consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended October 3, 2015 and September 27, 2014

(rounded to the nearest thousandth, except share and per share amounts)

	2015	2014
Revenues:
Restaurant food sales	$62,347,000	$56,810,000
Restaurant beverage sales	19,155,000	17,035,000
Package goods sales	15,166,000	13,806,000
Franchise-related revenues	1,537,000	1,261,000
Owner's fee	163,000	138,000
Other operating income	212,000	205,000
Rental income	541,000	547,000
	99,121,000	89,802,000
Costs and Expenses:
Cost of merchandise sold:
Restaurants and lounges	29,022,000	25,726,000
Package goods	10,760,000	9,648,000
Payroll and related costs	30,173,000	27,336,000
Occupancy costs	4,961,000	4,609,000
Selling, general and administrative expenses	16,804,000	15,969,000
	91,720,000	83,288,000

Income from Operations	7,401,000	6,514,000

Other Income (Expense):
Interest expense	(610,000)	(736,000)
Interest and other income	102,000	144,000
	(508,000)	(592,000)

Income Before Provision for Income Taxes	6,893,000	5,922,000

Provision for Income Taxes	(1,654,000)	(1,326,000)

Net Income	5,239,000	4,596,000

Less: Net Income Attributable to Noncontrolling Interests	(1,778,000)	(1,831,000)

Net Income Attributable to Flanigan's Enterprises, Inc. Stockholders	$3,461,000	$2,765,000

Net Income Per Common Share:
Basic and Diluted	$1.86	$1.49

Weighted Average Shares and Equivalent Shares Outstanding:
Basic and Diluted	1,858,647	1,858,825

See notes to consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED OCTOBER 3, 2015 AND SEPTEMBER 27, 2014

(rounded to nearest thousandth, except  share amounts)

	Common Stock		Capital in		Treasury Stock
			Excess of	Retained			Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, September 28, 2013	4,197,642	$420,000	$6,240,000	$20,107,000	2,338,195	$(6,067,000)	$7,586,000	$28,286,000

Year Ended September 27, 2014:
Net income	—	—	—	2,765,000	—	—	1,831,000	4,596,000
Purchase of treasury stock	—	—	—	—	800	(10,000)	—	(10,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,662,000)	(1,662,000)
Purchase of noncontrolling interests		—	—	—	—	—	(145,000)	(145,000)
Balance, September 27, 2014	4,197,642	420,000	6,240,000	22,872,000	2,338,995	(6,077,000)	7,610,000	31,065,000

Year Ended October 3, 2015:
Net income	—	—	—	3,461,000	—	—	1,778,000	5,239,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,226,000)	(2,226,000)
Dividends paid	—	—	—	(279,000)	—	—	—	(279,000)
Balance, October 3, 2015	4,197,642	$420,000	$6,240,000	$26,054,000	2,338,995	$(6,077,000)	$7,162,000	$33,799,000

See notes to consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 3, 2015 AND SEPTEMBER 27, 2014

 (rounded to nearest thousandth)

	2015	2014
Cash Flows from Operating Activities:
Net income	$5,239,000	$4,596,000
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,545,000	2,459,000
Amortization of leasehold interests	128,000	134,000
Gain/loss on sale/abandonment of property and equipment	28,000	—
Deferred income taxes	90,000	70,000
Deferred rent	(15,000)	(16,000)
Income from unconsolidated limited partnership	(33,000)	(52,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid income taxes	142,000	39,000
Due from franchisees	—	21,000
Other receivables	(49,000)	(287,000)
Inventories	544,000	(253,000)
Prepaid expenses	1,341,000	1,094,000
Other assets	427,000	(484,000)
Increase (decrease) in:
Accounts payable and accrued expenses	609,000	699,000
Income taxes payable	143,000	—
Due to franchisees	1,000	231,000
Net cash and cash equivalents provided by operating activities	11,140,000	8,251,000

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,962,000)	(2,531,000)
Deposit on purchase of fixed assets	(356,000)	(135,000)
Proceeds from sale of fixed assets	—	89,000
Distributions from unconsolidated limited partnership	40,000	36,000
Net cash and cash equivalents used in investing activities	(4,278,000)	(2,541,000)

Cash Flows from Financing Activities:
Payments of long-term debt	(3,189,000)	(3,132,000)
Proceeds from long-term debt	—	280,000
Dividends paid	(279,000)	—
Purchase of treasury stock	—	(10,000)
Distributions to noncontrolling interests	(2,226,000)	(1,662,000)
Purchase of noncontrolling interests	—	(145,000)
Net cash and cash equivalents used in financing activities	(5,694,000)	(4,669,000)

Net Increase (Decrease) in Cash and Cash Equivalents	1,168,000	1,041,000

Cash and Cash Equivalents, Beginning	8,099,000	7,058,000

Cash and Cash Equivalents, Ending	$9,267,000	$8,099,000

See notes to consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

(rounded to nearest thousandth)

	2015	2014
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$610,000	$736,000
Income taxes	$1,274,000	$1,095,000

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,201,000	$1,469,000
Purchase deposits transferred to property and equipment	$131,000	$68,000
Purchase of vehicles in exchange for debt	$35,000	$270,000
Purchase of property in exchange for debt	$—	$900,000

See notes to consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 3, 2015 AND SEPTEMBER 27, 2014

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Capitalization

The Company was incorporated in 1959 and operates in South Florida as a chain of full-service restaurants and package liquor stores. Restaurant food and beverage sales make up the majority of our total revenue. At October 3, 2015, we (i) operated 25 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants, (one of which we operate) and three combination restaurants/package liquor stores. With the exception of one restaurant we operate under the name “The Whale’s Rib”, and in which we do not have an ownership interest, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

The Company’s Articles of Incorporation, as amended, authorize us to issue and have outstanding at any one time 5,000,000 shares of common stock at a par value of $0.10 per share.

We operate under a 52-53 week year ending the Saturday closest to September 30. Our fiscal year 2015 is comprised of a 53-week period and our fiscal year 2014 is comprised of a 52-week period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our subsidiaries, all of which are wholly owned, and the accounts of the eight limited partnerships in which we act as general partner and have controlling interests. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The consolidated financial statements and related disclosures are prepared in conformity with accounting principles generally accepted in the United States. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported.  These estimates include assessing the estimated useful lives of tangible assets and the recognition of deferred tax assets and liabilities.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in our consolidated financial statements in the period they are determined to be

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates (Continued)

necessary. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Inventories

Our inventories, which consist primarily of package liquor products, are stated at the lower of average cost or market.

Liquor Licenses

In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 350, “Intangibles - Goodwill and Other”, our liquor licenses are indefinite lived assets, which are not being amortized, but are tested annually for impairment (see Note 9).

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

Cash and Cash Equivalents

We maintain deposit balances with high quality financial institutions which balances may, from time to time, exceed the federally insured limits, which are $250,000 for interest and non-interest bearing accounts. We have not experienced any losses in such accounts.

Major Supplier

Throughout our fiscal years 2015 and 2014, we purchased substantially all of our food products from one major supplier pursuant to a master distribution agreement which entitled us to receive certain purchase discounts, rebates and advertising allowances that are recorded as a reduction of cost of merchandise sold in the periods in which they are earned. We believe that several other alternative vendors are available, if necessary.

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

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

Our advertising costs are expensed as incurred. Advertising costs incurred during our fiscal years ended October 3, 2015 and September 27, 2014 were approximately $343,000 and $461,000 respectively.

General Liability Insurance

We have general liability insurance which incorporates a semi-self-insured plan under which we assume the full risk of the first $50,000 of exposure per occurrence, while the limited partnerships assume the full risk of the first $10,000 of exposure per occurrence. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During our fiscal years ended October 3, 2015 and September 27, 2014, we were able to purchase excess liability insurance, whereby our excess insurance carrier is responsible for $6,000,000 coverage above our primary general liability insurance coverage. With the exception of one (1) limited partnership which has higher general liability insurance coverage to comply with the terms of its lease for the business premises, we are un-insured against liability claims in excess of $7,000,000 per occurrence and in the aggregate.

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

In accordance with FASB ASC Topic 820-10-50-1, we utilized a valuation model to determine the fair value of our swap agreements. As the valuation models for the swap agreements were based upon observable inputs, they are classified as Level 2 (see Note 13).

Derivative Instruments

We account for derivative instruments in accordance with FASB ASC Topic 815-10-05-4, “Accounting for Derivative Instruments and Hedging Activities” as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. In accordance with FASB ASC Topic 815-10-05-4, derivative instruments are recognized as assets or liabilities

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments (Continued)

in the Company’s consolidated balance sheets and are measured at fair value. We recognize all changes in fair value through earnings unless the derivative is determined to be an effective hedge. We currently have four derivatives which we have designated as effective hedges (See Note 13).

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

We adopted the provisions regarding Accounting for Uncertainty in Income Taxes, which require the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We applied these changes to tax positions for our fiscal years ending October 3, 2015 and September 27, 2014. We had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing and the current and prior three years remain subject to examination as of October 3, 2015. We do not expect that unrecognized tax benefits will increase within the next twelve months. We recognize accrued interest and penalties related to uncertain tax positions as income tax expense.

Stock-Based Compensation

We follow FASB ASC Topic 718, “Compensation – Stock Compensation” to account for stock-based employee compensation, which generally requires, among other things that all employee share-based compensation be measured using a fair value method and that resulting compensation costs be recognized in the consolidated financial statements. We had no unvested stock options as of January 1, 2006 and granted no stock options subsequent thereto, including our fiscal years 2015 and 2014, so there is no compensation expense recorded in our consolidated financial statements for our fiscal years 2015 or 2014. At a May 15, 2014 meeting, our Board of Directors terminated our stock option plan.

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

Issued

In July 2015, FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that an entity measure inventory at the lower of cost and net realizable value. This ASU does not apply to inventory measured using last-in, first-out. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company does not expect the new standard to have a significant impact on its consolidated financial position, results of operations or cash flows.

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted and Recently Issued Accounting Pronouncements (Continued)

Issued (Continued)

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). ASU 2015-03 will require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the debt. ASU 2015-15 allows an entity to present debt issuance costs associated with a revolving line of credit arrangement as an asset, regardless of whether a balance is outstanding. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03 or ASU 2015-15. These ASU’s are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. ASU 2015-03 will require the Company to reclassify its deferred financing costs associated with its long-term debt from other assets to long-term debt on a retrospective basis. The new standard will not affect the Company’s results of operations or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update requires deferred tax liabilities and assets to be classified as noncurrent in the Consolidated Balance Sheet. The standard is required to be adopted for annual periods beginning after December 15, 2016, including interim periods within that annual period, which is our fiscal year 2018. The amendment may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s consolidated financial statements.

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

NOTE 2.   PROPERTY AND EQUIPMENT

	2015	2014

Furniture and equipment	$11,073,000	$11,435,000
Leasehold improvements	20,639,000	20,047,000
Land and land improvements	16,742,000	15,190,000
Building and improvements	13,653,000	13,343,000
Vehicles	1,183,000	992,000
	63,290,000	61,007,000
Less accumulated depreciation and amortization	25,712,000	25,071,000
	$37,578,000	$35,936,000

Depreciation and amortization expense for the fiscal years ended October 3, 2015 and September 27, 2014 was approximately $2,545,000 and $2,459,000, respectively.

NOTE 3. LEASEHOLD INTERESTS

	2015	2014

Leasehold interests, at cost	$3,024,000	$3,024,000
Less accumulated amortization	2,243,000	2,115,000
	$781,000	$909,000

Future leasehold amortization as of October 3, 2015 is as follows:

2016	$122,000
2017	122,000
2018	122,000
2019	122,000
2020	96,000
Thereafter	197,000
Total	$781,000

NOTE 4  . INVESTMENTS IN LIMITED PARTNERSHIPS

We have invested with others (some of whom are affiliated with our officers and directors) in nine limited partnerships which own and operate nine South Florida

NOTE 4.   INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

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

As of October 3, 2015, limited partnerships owning five (5) restaurants, (Surfside, Florida, Kendall, Florida, West Miami, Florida, Pinecrest, Florida and Wellington, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our “Flanigan’s Seafood Bar and Grill” service mark, which use is authorized only while we act as general partner. This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears.

Surfside, Florida

We are the sole general partner and a 46% limited partner in this limited partnership which has owned and operated a restaurant in Surfside, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since March 6, 1998. 33.3% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. This entity is consolidated in the accompanying financial statements.

Kendall, Florida

We are the sole general partner and a 41% limited partner in this limited partnership which has owned and operated a restaurant in Kendall, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since April 4, 2000. 28.3% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an

NOTE 4.  INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

Kendall, Florida (Continued)

annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. This entity is consolidated in the accompanying financial statements.

West Miami, Florida

We are the sole general partner and a 27% limited partner in this limited partnership which has owned and operated a restaurant in West Miami, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 11, 2001. 32.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. This entity is consolidated in the accompanying financial statements.

Wellington, Florida

We are the sole general partner and a 28% limited partner in this limited partnership which has owned and operated a restaurant in Wellington, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since May 27, 2005. 22.4% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2015, this limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (1/2) of the cash available for distribution by this limited partnership. This entity is consolidated in the accompanying financial statements.

Pinecrest, Florida

We are the sole general partner and 45% limited partner in this limited partnership which has owned and operated a restaurant in Pinecrest, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since August 14, 2006. 20.2% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (1/2) of the cash available for distribution by this limited partnership. This entity is consolidated in the accompanying financial statements.

Pembroke Pines, Florida

We are the sole general partner and a 23% limited partner in this limited partnership which has owned and operated a restaurant in Pembroke Pines, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 29, 2007. 23.8% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2015, this limited partnership has returned to its investors approximately 62.0% of their initial cash invested, increased from approximately 51.0% as of the end of our fiscal year 2014. This entity is consolidated in the accompanying financial statements.

Davie, Florida

We are the sole general partner and a 49% limited partner in this limited partnership which has owned and operated a restaurant in Davie, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since July 28, 2008. 12.3% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2015, this limited partnership has returned to its investors approximately 60.5% of their initial cash invested, increased from approximately 51.5% as of the end of our fiscal year 2014. This entity is consolidated in the accompanying financial statements.

Miami, Florida

We are the sole general partner and a 5% limited partner in this limited partnership which has owned and operated a restaurant in Miami, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since December 27, 2012. 26.8% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2015, this limited partnership has returned to its investors approximately 42.0% of their initial cash invested, increased from approximately 20.0% as of the end of our fiscal year 2014. This entity is consolidated in the accompanying financial statements.

Fort Lauderdale, Florida

A corporation, owned by a member of our Board of Directors, acts as sole general partner of a limited partnership which has owned and operated a restaurant in Fort Lauderdale, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since April 1, 1997. We have a 25% limited partnership interest in this limited partnership. 56.9% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. We have a franchise arrangement with this limited partnership. For accounting purposes, we do not consolidate the operations of this limited partnership into our operations. This entity is reported using the equity method in the accompanying consolidated financial statements. The following is a summary of condensed unaudited financial information pertaining to our limited partnership investment in Fort Lauderdale, Florida:

Financial Position:	2015	2014
Current assets	$350,000	$530,000
Non-current assets	553,000	428,000
Current liabilities	181,000	217,000
Operating Results:
Revenues	3,252,000	2,939,000
Gross profit	2,135,000	1,945,000
Net income	133,000	207,000

NOTE 5.   INVESTMENT IN REAL PROPERTY FINANCED BY DEBT

Hollywood/Davie, Florida

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

NOTE 6.   PURCHASE OF OPERATING ASSETS FROM LIMITED PARTNERSHIP

During the first quarter of our fiscal year 2015, we purchased from a limited partnership, where we were the general partner and a 30% limited partner and our officers, directors or their family members owned 32.0% of the remaining limited partnership interests, the operating assets of the restaurant located at 2460 Weston Road, Weston, Broward County, Florida (Store #95) for a purchase price of $351,000, plus pro-rations of approximately $100,000, cash at closing, and on September 28, 2014 this restaurant began operating as a Company-owned restaurant.

NOTE 7.   RECENT EXTENSIONS OF EXISTING LEASES FOR EXISTING LOCATIONS

North Lauderdale, Florida

During the first quarter of our fiscal year 2015, we (i) exercised the final five (5) year renewal option to extend the term of our lease for the combination package liquor store and restaurant we own located at 5450 N. State Road 7, N. Lauderdale, Florida (Store #40) through December 31, 2020 under the existing terms and conditions and (ii) were granted an option to purchase the real property and improvements to be exercised on or before December 31, 2020 for a purchase price of $1,200,000, cash at closing.

Hialeah, Florida

During the fourth quarter of our fiscal year 2015, we extended our lease for the package liquor store we own located at 1550 W. 84th Street, Hialeah, Florida (Store #7) for a period of five (5) years through October 31, 2020, with one (1) five (5) year renewal option, under the same terms and conditions except for fixed rental increases at the start of the lease extension and the renewal option, if exercised by the Company.

NOTE 8.   RE-FINANCING OF EXISTING DEBT

Financed Insurance Premiums

During our fiscal year 2015, we financed the following three (3) property and general liability insurance policies, totaling approximately $1.2 million:

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

As of October 3, 2015, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $252,000.

NOTE 9.   LIQUOR LICENSES

Liquor licenses, which are indefinite lived assets, are tested for impairment in September of each of our fiscal years. The fair value of liquor licenses at October 3, 2015, exceeded the carrying amount; therefore, we recognized no impairment loss. The fair value of the liquor licenses was evaluated by comparing the carrying value to recent sales for similar liquor licenses in the County issued. At October 3, 2015 and September 27, 2014, the total carrying amount of our liquor licenses was $630,000. We acquired no liquor licenses in our fiscal years 2015 and 2014.

NOTE 10.   INCOME TAXES

The components of our provision for income taxes for our fiscal years 2015 and 2014 are as follows:

	2015	2014
Current:
Federal	$1,270,000	$1,008,000
State	294,000	248,000
Deferred:	1,564,000	1,256,000
Federal	81,000	63,000
State	9,000	7,000
	90,000	70,000
	$1,654,000	$1,326,000

A reconciliation of income tax computed at the statutory federal rate to income tax expense is as follows:

	2015	2014

Tax provision at the statutory rate of 34%	$2,344,000	$2,013,000
Non-controlling interests	(605,000)	(623,000)
State income taxes, net of federal income tax	212,000	170,000
FICA tip credit	(313,000)	(256,000)
True up adjustment	(16,000)	(7,000)
Other permanent items	32,000	29,000
	$1,654,000	$1,326,000

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

The components of our deferred tax assets at October 3, 2015 and September 27, 2014 were as follows:

	2015	2014

Current:
Reversal of aged payables	$27,000	$27,000
Capitalized inventory costs	23,000	29,000
Accrued bonuses	327,000	272,000
Accruals for potential uninsured claims	25,000	89,000
Gift cards	141,000	120,000
Limited partnership management fees	(168,000)	(94,000)
	$375,000	$443,000
Long-Term:
Book/tax differences in property and equipment	$650,000	$664,000
Limited partnership investments	213,000	227,000
Accrued limited retirement	40,000	34,000
	$903,000	$925,000

NOTE 11.  DEBT

Long-Term Debt

	2015	2014
Mortgage payable to lender, secured by a first mortgage on real property and improvements, bearing interest at BBA LIBOR – 1 Month +2.25%, (2.443% at October 3, 2015), but with $3,750,000 of the principal amount fixed at 4.51% pursuant to a swap agreement, amortized over 20 years, payable in monthly installments of principal and interest of approximately $23,700, and our current monthly payment of principal and interest as to that portion of the principal amount not fixed by the interest rate swap agreement, ($750,000), is payable at BBA LIBOR – 1 Month + 2.25% interest rate, (2.443% as of October 3, 2015). The entire principal balance and all accrued but unpaid interest is due on December 1, 2019.	$3,656,000	$3,881,000

Mortgage payable to unrelated third party, secured by first mortgage on real property and improvements, bearing interest at 7½%, amortized over 20 years, payable in monthly installments of principal and interest of approximately $15,700, with a balloon payment of approximately $1,331,000 in December, 2022.	1,826,000	1,875,000

Mortgage payable to lender, secured by a first mortgage on real property and improvements, bearing interest at BBA LIBOR – 1 Month +2.25%, (2.443% at October 3, 2015), but with the principal amount fixed at 4.35% pursuant to a swap agreement, amortized over 20 years, payable in monthly installments of principal and interest of approximately $8,775, with a balloon payment of approximately $858,000 on January 31, 2023.	1,279,000	1,328,000

Term loan payable to lender, secured by a blanket loan on all Company assets, bearing interest at BBA LIBOR – 1 Month + 3.25%, (3.443% at October 3, 2015), but fixed at 4.00% pursuant to a swap agreement, payable in forty two (42) monthly installments of principal and interest of approximately $41,000, with the final payment due July 24, 2016.	399,000	862,000

Term loan payable to lender, secured by a blanket loan on all Company assets, bearing interest at BBA LIBOR – 1 Month + 2.25%, (2.443% at October 3, 2015), but fixed at 3.43%, pursuant to a swap agreement, payable in monthly installments of principal and interest of approximately $38,000, payable interest only for 3 months and then fully amortized over 45 months, with the final payment due December 1, 2015.	107,000	533,000

Mortgage payable to a related party, an entity the owners of which include persons who are either our officers, directors or their family members, secured by first mortgage on real property and improvements, bearing interest at 5%, amortized over 15 years, payable in monthly installments of principal and interest of approximately $5,700, with a balloon payment of approximately $457,000 due in March, 2021.	676,000	709,000

Mortgage payable to lender, secured by a first mortgage on real property and improvements, bearing interest at BBA LIBOR +2.25%, (2.443% at October 3, 2015), but fixed at 5.11% pursuant to a swap agreement, amortized over 20 years, payable in monthly installments of principal and interest of approximately $4,600, with a balloon payment of approximately $720,000 due in August, 2017.	785,000	818,000

Mortgage payable to related party, an entity the owners of which include persons who are either our officers, directors or their family members, secured by first mortgage on real property and improvements, bearing interest at 5%, amortized over 15 years, payable in monthly installments of principal and interest of approximately $4,900, with a balloon payment of approximately $391,000 in May, 2021.	583,000	612,000

Financed insurance premiums, secured by all insurance policies, bearing interest between 2.95% and 2.99%, payable in monthly installments of principal and interest in the aggregate amount of $32,000 a month through June 1, 2016.	252,000	779,000

Mortgage payable to related party, an entity the owners of which include persons who are either our officers, directors or their family members, secured by first mortgage on real property and improvements, bearing interest at 5%, amortized over 15 years, payable in monthly installments of principal and interest of approximately $6,000, with a balloon payment of approximately $476,000 due in April, 2021.	706,000	742,000

Mortgage payable to unrelated third party, secured by first mortgage on real property and improvements, bearing interest at 7½%, amortized over 20 years, payable in monthly installments of principal and interest of approximately $7,300, with a final payment due in March, 2034.	869,000	890,000

Other	242,000	302,000
	11,380,000	13,331,000
Less current portion	1,307,000	1,897,000
	$10,073,000	$11,434,000

Long-term debt at October 3, 2015 matures as follows:

2016	$1,307,000
2017	1,280,000
2018	544,000
2019	536,000
2020	3,040,000
Thereafter	4,673,000
$11,380,000

As of October 3, 2015, we are in compliance with the covenants of all loans with our lender.

NOTE 12.   COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Legal Matters

We are a party to various claims, legal actions and complaints arising in the ordinary course of our business. It is our opinion that all such matters are without merit or involve such amounts that an unfavorable disposition would not have a material adverse effect on our financial position or results of operations.

During the first quarter of our fiscal year 2015, we settled seven (7) employment related, self-insured lawsuits filed against us, including against several of our limited partnerships, for an aggregate total of approximately $193,000. We have previously accrued for this potential self-insured liability in the accompanying consolidated balance sheets in the caption "Accounts payable and accrued expenses".

NOTE 12. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Leases

We lease a substantial portion of the land and buildings used in our operations under leases with initial terms expiring between 2016 and 2027. Renewal options are available on many of our leases. Most of our leases are fixed rent agreements. For one Company-owned restaurant/package liquor store combination unit, lease rental is subject to sales overrides ranging from 3% to 4% of annual sales in excess of established amounts. For another Company-owned restaurant, lease rental is subject to sales overrides of 7.3% of annual sales in excess of the base rent paid and another Company-owned restaurant, lease rental is subject to sales overrides of 3.5% of annual sales. For four limited partnership restaurants, lease rentals are subject to sales overrides ranging from 2% to 5.5% of annual sales in excess of the base rent paid. We recognize rent expense on a straight line basis over the term of the lease and percentage rent as incurred.

We have a ground lease for an out parcel in Hollywood, Florida where we constructed a 4,120 square foot stand-alone building, one-half (1/2) of which is used by us for the operation of our Company-owned package liquor store and the other one-half (1/2) of which is subleased to an unrelated third party as retail space. Rent for the retail space commenced January 1, 2005, and we generated approximately $54,000 and $49,000 of revenue from this source during our fiscal years ended October 3, 2015 and September 27, 2014, respectively. Total future minimum sublease payments under the non-cancelable sublease are $276,000, including Florida sales tax (currently 6%).

Future minimum lease payments, including Florida sales tax (currently 6% to 7%) under our non-cancelable operating leases as of October 3, 2015 are as follows:

2016	$2,841,000
2017	2,674,000
2018	2,194,000
2019	2,099,000
2020	1,508,000
Thereafter	1,449,000
Total	$12,765,000

Total rent expense for all of our operating leases was approximately $3,386,000 and $3,105,000 in our fiscal years 2015 and 2014, respectively, and is included in “Occupancy Costs” in our accompanying consolidated statements of income. This total rent expense is comprised of the following:

	2015	2014

Minimum Base Rent	$2,636,000	$2,500,000
Contingent Percentage Rent	750,000	605,000
Total	$3,386,000	$3,105,000

NOTE 12. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants during calendar year 2016, on October 15, 2015, we entered into a purchase agreement with our current rib supplier, whereby we agreed to purchase approximately $5,076,000 of baby back ribs during calendar year 2016 from this vendor at a fixed cost.

While we anticipate purchasing all of our rib supply from these vendors, we believe that several other alternative vendors are available, if necessary.

Franchise Program

At October 3, 2015 and September 27, 2014, we were the franchisor of five units under franchise agreements. Of the five franchised stores, three are combination restaurant/package liquor stores and two are restaurants (one of which we operate). Three franchised stores are owned and operated by related parties. Under the franchise agreements, we provide guidance, advice and management assistance to the franchisees. In addition and for an additional annual fee of approximately $25,000, we also act as fiscal agent for the franchisees whereby we collect all revenues and pay all expenses and distributions. We also, from time to time, advance funds on behalf of the franchisees for the cost of renovations. The resulting amounts receivable from and payable to these franchisees are reflected in the accompanying consolidated balance sheet as either an asset or a liability. We also agree to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. The franchise agreements provide for royalties to us of approximately 3% of gross restaurant sales and 1% of gross package liquor sales. We are not currently offering or accepting new franchises.

Employment Agreement/Bonuses

As of October 3, 2015 and September 27, 2014, we had no employment agreements.

Our Board of Directors approved an annual performance bonus, with 14.75% of the corporate pre-tax net income, plus or minus non-recurring items, but before depreciation and amortization in excess of $650,000 paid to the Chief Executive Officer and 5.25% paid to other members of management. Bonuses for our fiscal years 2015 and 2014 amounted to approximately $1,519,000 and $1,221,000, respectively.

Our Board of Directors also approved an annual performance bonus, with 5% of the pre-tax net income before depreciation and amortization from our restaurants in excess of $1,875,000 and our share of the pre-tax net income before depreciation and amortization from the restaurants owned by the limited partnerships paid to the Chief Operating Officer and 5% paid to the Chief Financial Officer. Bonuses for our fiscal years 2015 and 2014 amounted to approximately $861,000 and $715,000, respectively.

NOTE 12.   COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Management Agreements

Atlanta, Georgia

We own, but do not operate, an adult entertainment nightclub located in Atlanta, Georgia which operates under the name “Mardi Gras”. We have a management agreement with an unaffiliated third party to manage the club. Under our management agreement, the unaffiliated third party management firm is obligated to pay us an annual amount, paid monthly, equal to the greater of $150,000 or ten (10%) percent of gross sales from the club, offset by one-half (1/2) of any rental increases, provided our fees will never be less than $150,000 per year. For our fiscal years ended October 3, 2015 and September 27, 2014, we generated $162,000 and $138,000 of revenue, respectively, from the operation of the club.

Deerfield Beach, Florida

Since January 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The management agreement is being amortized on a straight line basis over the life of the initial term of the agreement, ten (10) years. As of October 3, 2015 and September 27, 2014, the balance of our management agreement of $13,000 and $62,000 was included in other assets in the accompanying consolidated balance sheet. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant. During the third quarter of our fiscal year 2011, the term of the management agreement was extended through January 9, 2036. For the fiscal years ended October 3, 2015 and September 27, 2014, we generated $500,000 and $385,000 of revenue respectively, from providing these management services.

NOTE 13.   FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

We follow FASB (ASC) Topic 820, “Fair Value Measurements and Disclosures”, for financial assets and liabilities and for non-financial assets and liabilities that are recognized or disclosed at fair value on at least an annual basis. Topic 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of non-performance. Topic 820 establishes a fair market hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Topic 820 establishes three levels of inputs that may be used to measure fair value:

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

Interest Rate Swap Agreements

At October 3, 2015, we had five variable rate debt instruments outstanding that are impacted by changes in interest rates. In July, 2010, we re-financed the mortgage loan encumbering our corporate offices (the “Refinanced Mortgage Loan”). In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”), and received a $1,600,000 term loan (the “$1.6M Term Loan”) the proceeds of which were ultimately used to purchase the shopping center, while permitting us to retain our working capital and cash reserves. In January, 2013, we re-financed the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”) and borrowed $1,595,000 from a non affiliated third party lender, (the “$1.595M Term Loan”), and used all of the net proceeds of this loan to re-finance the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates.

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following five (5) interest rate swap agreements:

(i) One (1) interest rate swap agreement entered into July, 2010 relates to the Refinanced Mortgage Loan (the “Mortgage Loan Swap”). The Mortgage Loan Swap requires us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount. Under this method of accounting, at October 3, 2015, we determined that based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender, the fair value of the Mortgage Loan Swap was not material; and

(ii) The second interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at October 3, 2015, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(iii) The third interest rate swap agreement entered into in November, 2011 relates to the $1.6M Term Loan (the “$1.6M Term Loan Swap”). The $1.6M Term Loan Swap requires us to pay interest for a four (4) year period at a fixed rate of 3.43% on an initial amortizing notional principal amount of $1,600,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at October 3, 2015, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(iv) The fourth interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at October 3, 2015, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(v) The fifth interest rate swap agreement entered into in January, 2013 relates to the $1.595M Term Loan (the “$1.595M Term Loan Swap”). The $1.595M Term Loan Swap requires us to pay interest for a forty two (42) month period at a fixed rate of 4.00% on an initial amortizing notional principal amount of $1,595,000, while receiving interest for the same period at LIBOR – 1 Month, plus 3.25%, on the same amortizing notional principal amount. We determined that at October 3, 2015, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

NOTE 14.   COMMON STOCK

Treasury Stock

Purchase of Common Shares

During our fiscal year 2015, we did not purchase any shares of our common stock. During our fiscal year 2014, we purchased 800 shares of our common stock from the Joseph G. Flanigan Charitable Trust for a purchase price of $10,000. As of October 3, 2015, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors on May 17, 2007. Our current repurchase plan has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions, up to a purchase price of price of $15 per share.

NOTE 14.   COMMON STOCK (Continued)

Sale of Common Shares

During our fiscal years 2015 and 2014, we did not sell any shares of our common stock.

Stock Options

At a May 15, 2014 meeting, our Board of Directors terminated our stock option plan. We granted no options during our fiscal years 2015 and 2014. We have no options outstanding at October 3, 2015.

NOTE 15.   BUSINESS SEGMENTS

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for our fiscal years ended 2015 and 2014, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

Operating Revenues:	2015	2014
Restaurants	$81,502,000	$73,845,000
Package stores	15,166,000	13,806,000
Other revenues	2,453,000	2,151,000
Total operating revenues	$99,121,000	$89,802,000
Income from Operations Reconciled to Income after Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$8,624,000	$7,523,000
Package stores	1,015,000	950,000
	9,639,000	8,473,000
Corporate expenses, net of other revenues	(2,238,000)	(1,959,000)
Income from Operations	7,401,000	6,514,000
Interest expense	(610,000)	(736,000)
Interest and Other Income	102,000	144,000
Income before provision for income taxes	$6,893,000	$5,922,000

Provision for Income Taxes	(1,654,000)	(1,326,000)
Net Income	5,239,000	4,596,000
Net Income Attributable to Noncontrolling Interests	(1,778,000)	(1,831,000)
Net Income Attributable to Flanigan’s Enterprises, Inc,	$3,461,000	$2,765,000
Stockholders

Identifiable Assets:
Restaurants	$29,478,000	$28,465,000
Package store	4,393,000	4,958,000
	33,871,000	33,423,000
Corporate	20,751,000	19,680,000
Consolidated Totals	$54,622,000	$53,103,000

Capital Expenditures
Restaurants	$3,453,000	$1,548,000
Package stores	246,000	378,000
	3,699,000	1,926,000
Corporate	429,000	1,843,000
Total Capital Expenditures	$4,128,000	$3,769,000

Depreciation and Amortization:
Restaurants	$1,975,000	$1,971,000
Package stores	205,000	203,000
	2,180,000	2,174,000
Corporate	493,000	419,000
Total Depreciation and Amortization	$2,673,000	$2,593,000

NOTE 16.   QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of our unaudited quarterly results of operations for the quarters in our fiscal years 2015 and 2014.

	Quarter Ended
	Dec. 27, 2014	March 28, 2015	June 27, 2015	Oct. 3, 2015

Revenues	$23,320,000	$25,894,000	$24,796,000	$25,111,000
Income from operations	1,322,000	2,357,000	1,947,000	1,775,000
Net income attributable to stockholders	707,000	1,124,000	842,000	788,000
Net income per share – basic and diluted	0.38	0.60	0.45	0.43
Weighted average common
stock outstanding – basic and diluted	1,858,647	1,858,647	1,858,647	1,858,647

	Quarter Ended
	Dec. 28, 2013	March 29, 2014	June 28, 2014	Sept. 27, 2014

Revenues	$21,475,000	$23,771,000	$22,817,000	$21,739,000
Income from operations	1,216,000	2,076,000	1,972,000	1,250,000
Net income attributable to stockholders	538,000	907,000	857,000	463,000
Net income per share – basic and diluted	0.29	0.49	0.46	0.25
Weighted average common stock outstanding – basic and diluted	1,859,359	1,858,647	1,858,647	1,858,647

Quarterly operating results are not necessarily representative of our operations for a full year for various reasons including the seasonal nature of both the restaurant and package store segments.

NOTE 17.   401(k) PLAN

Effective July 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and matching contributions. During our fiscal years 2015 and 2014, we made discretionary contributions of $35,000 and $23,000, respectively.

NOTE 18.   SUBSEQUENT EVENTS

Subsequent to the fourth quarter of our fiscal year 2015, we purchased the two (2) parcels of real property and improvements located at 1290 East Commercial Boulevard, Oakland Park, Broward County, Florida and 4990 N.E. 12th Avenue, Oakland Park, Broward County, Florida for a purchase price of $922,500. We intend to use the 6,000 square foot building located on the property as warehouse space, including but not limited to storage of generators and covered parking for our food truck.

Subsequent events have been evaluated through the date these consolidated financial statements were issued. No events required disclosure, other than the item noted above.