Form 10-Q
period 2016-01-02
FLANIGANS ENTERPRISES INC
filed 2016-02-16
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2016

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

Yes ☐ No ☒

On February 16, 2016, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	---------Thirteen Weeks Ended--------
	January 2, 2016	December 27, 2014

REVENUES:
Restaurant food sales	$15,379	$14,341
Restaurant bar sales	4,903	4,437
Package store sales	4,360	3,991
Franchise related revenues	392	323
Rental income	146	140
Owner’s fee	38	38
Other operating income	60	50
	25,278	23,320

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	7,121	6,709
Package goods	3,111	2,834
Payroll and related costs	7,721	7,004
Occupancy costs	1,292	1,166
Selling, general and administrative expenses	4,682	4,285
	23,927	21,998
Income from Operations	1,351	1,322

OTHER INCOME (EXPENSE):
Interest expense	(146)	(159)
Interest and other income	26	13
	(120)	(146)

Income before Provision for Income Taxes	1,231	1,176

Provision for Income Taxes	(280)	(317)

Net Income	951	859

Less: Net income attributable to noncontrolling interests	(327)	(152)

Net income attributable to stockholders	$624	$707

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Continued)

	---------Thirteen Weeks Ended--------
	January 2, 2016	December 27, 2014

Net Income Per Common Share:
Basic and Diluted	$0.34	$0.38

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JANUARY 2, 2016 (UNAUDITED) AND OCTOBER 3, 2015

(in thousands)

ASSETS

	January 2, 2016	October 3, 2015

CURRENT ASSETS:

Cash and cash equivalents	$8,574	$9,267
Prepaid income taxes	90	—
Other receivables	526	571
Inventories	2,996	2,410
Prepaid expenses	1,873	1,094
Deferred tax assets	375	375

Total Current Assets	14,434	13,717

Property and Equipment, Net	38,709	37,578

Investment in Limited Partnership	208	225

OTHER ASSETS:

Liquor licenses	630	630
Deferred tax assets	903	903
Leasehold interests, net	751	781
Other	686	788

Total Other Assets	2,970	3,102

Total Assets	$56,321	$54,622

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JANUARY 2, 2016 (UNAUDITED) AND OCTOBER 3, 2015

(in thousands)

(Continued)

LIABILITIES AND EQUITY

	January 2, 2016	October 3, 2015

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$8,442	$7,292
Income taxes payable	—	143
Due to franchisees	1,844	1,893
Current portion of long term debt	1,748	1,307
Current portion of deferred rent	112	14

Total Current Liabilities	12,146	10,649

Long Term Debt, Net of Current Maturities	9,931	10,073

Deferred Rent, Net of Current Portion	—	101

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	26,678	26,054
Treasury stock, at cost, 2,338,995 shares at January 2, 2016 and 2,338,995 shares at October 3, 2015	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	27,261	26,637
Noncontrolling interests	6,983	7,162
Total equity	34,244	33,799

Total liabilities and equity	$56,321	$54,622

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED JANUARY 2, 2016 AND DECEMBER 27, 2014

(in thousands)

	January 2, 2016	December 27, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$951	$859
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	645	628
Amortization of leasehold interests	30	36
Loss on abandonment of property and equipment	25	—
Deferred rent	(3)	(4)
(Income) loss from unconsolidated limited partnership	7	(10)
Changes in operating assets and liabilities: (increase) decrease in
Due from franchisees	—	(22)
Other receivables	44	214
Prepaid income taxes	(90)	(90)
Inventories	(586)	(251)
Prepaid expenses	135	140
Other assets	1	95
Increase (decrease) in:
Accounts payable and accrued expenses	1,151	984
Income taxes payable	(143)	—
Due to franchisees	(49)	(412)
Net cash and cash equivalents provided by operating activities	2,118	2,167

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(1,632)	(512)
Deposits on property and equipment	(68)	(204)
Distributions from unconsolidated limited partnership	10	10
Net cash and cash equivalents used in investing activities	(1,690)	(706)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED JANUARY 2, 2016 AND DECEMBER 27, 2014

(in thousands)

(Continued)

	January 2, 2016	December 27, 2014

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(615)	(559)
Purchase of treasury stock	—	—
Distributions to limited partnerships’ noncontrolling interests	(506)	(786)

Net cash and cash equivalents used in financing activities	(1,121)	(1,345)

Net Increase (Decrease) in Cash and Cash Equivalents	(693)	116

Beginning of Period	9,267	8,099

End of Period	$8,574	$8,215

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$146	$159
Income taxes	$514	$406

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$914	$626
Purchase deposits transferred to property and equipment	$147	$102
Dividends declared	$—	$279

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 2, 2016

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the thirteen weeks ended January 2, 2016 and December 27, 2014 are unaudited. Financial information as of October 3, 2015 has been derived from the audited financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 3, 2015. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 3 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potentially dilutive common stock equivalents. As of January 2, 2016 and December 27, 2014, no stock options were outstanding.

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Adopted

There were no recently adopted accounting pronouncements during the first quarter of our fiscal year 2016 that we believe will have a material impact on our condensed consolidated financial statements.

Issued

There were no recently issued accounting pronouncements during the first quarter of our fiscal year 2016 that we believe will have a material impact on our condensed consolidated financial statements.

Index

(4) INVESTMENT IN REAL PROPERTY:

During the first quarter of our fiscal year 2016, we purchased the real property and improvements located at 1290 East Commercial Boulevard, Oakland Park, Broward County, Florida (the “1290 Property”) and the vacant real property located at 4990 N.E. 12th Avenue, Oakland Park, Broward County, Florida (the “4990 Property”) diagonally adjacent thereto, for a total purchase price of $922,500. We plan to use the 6,000 square foot building located on the 1290 Property as warehouse space, to store, among other items generators as well as covered parking for our food truck and to use the 4990 Property as a storage yard.

Index

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

(6) DEBT:

Financed Insurance Premiums

Effective December 30, 2015, we cancelled our property insurance for the policy year beginning March 12, 2015 and replaced it with a new property insurance policy effective as of the same date. The cancelled property insurance policy was a one (1) year policy with an unaffiliated third party insurance carrier. The one (1) year property insurance premium was in the amount of $482,000, of which $416,000 was financed through an unaffiliated third party lender. The finance agreement provides that we are obligated to repay the amounts financed, together with interest at the rate of 2.95% per annum, over 8 months, with monthly payments of principal and interest, each in the amount of approximately $52,000. As of the date we cancelled the insurance, (December 30, 2015), the finance agreement was paid in full and the pro-rata balance of the unearned premiums that we are due, $100,000, is recorded as a receivable as of the end of the first quarter of our fiscal year 2016. We cancelled our property insurance policy effective December 30, 2015 and replaced it with a new property insurance policy effective as of the same date so that our property insurance expires at the same time as our general liability insurance policies.

During the thirteen weeks ended January 2, 2016, we financed the following three (3) property and general liability insurance policies, totaling approximately $1.17 million, which property and general liability insurance includes coverage for our franchisees, which are not included in our consolidated financial statements.

(i)   For the policy year beginning December 30, 2015, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers, including automobile and excess liability coverage. The one (1) year general liability insurance premiums, including automobile and excess liability coverage, total, in the aggregate $470,000, of which $377,000 is financed through an unaffiliated third party lender (the “Third Party Lender”). The finance agreement obligates us to repay the amounts financed together with interest at the rate of 2.95% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of $38,000. The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(ii) For the policy year beginning December 30, 2015, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers, including excess liability coverage. The one (1) year general liability insurance premiums, including excess liability coverage, total, in the aggregate $480,000, of which $385,000 is financed through the Third Party Lender. The finance agreement obligates us to repay the amounts financed, together with interest at the rate of 2.95% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of $39,000. The finance agreement is secured by a security agreement in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

Index

(iii)   For the policy year beginning December 30, 2015, our property insurance is a one (1) year policy. The one (1) year property insurance premium is in the amount of $504,000, of which $404,000 is financed through the Third Party Lender. The finance agreement provides that we are obligated to repay the amounts financed, together with interest at the rate of 2.95% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of approximately $41,000. The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

As of January 2, 2016, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $914,000.

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

(9) BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks ended January 2, 2016 and December 27, 2014, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

	(in thousands)
	Thirteen Weeks Ending January 2, 2016	Thirteen Weeks Ending December 27, 2014
Operating Revenues:
Restaurants	$20,282	$18,778
Package stores	4,360	3,991
Other revenues	636	551
Total operating revenues	$25,278	$23,320

Index

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$1,485	$1,516
Package stores	338	331
	1,823	1,847
Corporate expenses, net of other revenues	(472)	(525)
Income from Operations	1,351	1,322
Interest expense	(146)	(159)
Interest and Other income	26	13
Income Before Provision for Income Taxes	$1,231	$1,176
Provision for Income Taxes	(280)	(317)
Net Income	951	859
Net Income Attributable to Noncontrolling Interests	(327)	(152)
Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders	$624	$707

Depreciation and Amortization:
Restaurants	$495	$493
Package stores	48	53
	543	546
Corporate	132	118
Total Depreciation and Amortization	$675	$664

Capital Expenditures:
Restaurants	$494	$326
Package stores	134	56
	628	382
Corporate	1,151	232
Total Capital Expenditures	$1,779	$614

	January 2,	October 3,
	2016	2015
Identifiable Assets:
Restaurants	$30,856	$29,478
Package store	5,093	4,393
	35,949	33,871
Corporate	20,372	20,751
Consolidated Totals	$56,321	$54,622

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipates, appears, expects, trends, intends, hopes, plans, believes, seeks, estimates, may, will,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to customer demand and competitive conditions. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Annual Report on our Form 10-K for the fiscal year ended October 3, 2015 and in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

Index

OVERVIEW

At January 2, 2016, we (i) operated 25 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants, (one restaurant of which we operate), and three combination restaurants/package stores. The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of January 2, 2016 and as compared to December 27, 2014 and October 3, 2015. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

Types of Units	January 2, 2016	October 3, 2015	December 27, 2014
Company Owned:
Combination package and restaurant	4	4	4
Restaurant only	6	6	6
Package store only	5	5	5

Company Operated Restaurants Only:
Limited Partnerships	8	8	8
Franchise	1	1	1
Unrelated Third Party	1	1	1

Company Owned Club:	1	1	1

Total Company Owned/Operated Units	26	26	26
Franchised Units	5	5	5	(1)

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

Index

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of January 2, 2016, limited partnerships owning five (5) restaurants, (Surfside, Florida, Kendall, Florida, West Miami, Florida, Pinecrest, Florida and Wellington, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	January 2, 2016		December 27, 2014
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$15,379	62.41	$14,341	62.98
Restaurant bar sales	4,903	19.90	4,437	19.49
Package store sales	4,360	17.69	3,991	17.53

Total Sales	$24,642	100.00	$22,769	100.00

Franchise related revenues	392		323
Owner’s fee	38		38
Rental income	146		140
Other operating income	60		50

Total Revenue	$25,278		$23,320

Comparison of Thirteen Weeks Ended January 2, 2016 and December 27, 2014.

Revenues. Total revenue for the thirteen weeks ended January 2, 2016 increased $1,958,000 or 8.40% to $25,278,000 from $23,320,000 for the thirteen weeks ended December 27, 2014.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $15,379,000 for the thirteen weeks ended January 2, 2016 as compared to $14,341,000 for the thirteen weeks ended December 27, 2014. Comparable weekly restaurant food sales (for restaurants open for all of the first quarter of our fiscal year 2016 and the first quarter of our fiscal year 2015, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $1,183,000 and $1,103,000 for the thirteen weeks ended January 2, 2016 and December 27, 2014, respectively, an increase of 7.25%. Comparable weekly restaurant food sales for Company owned restaurants only was $620,000 and $566,000 for the first quarter of our fiscal year 2016 and the first quarter of our fiscal year 2015, respectively, an increase of 9.54%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $563,000 and $537,000 for the first quarter of our fiscal year 2016 and the first quarter of our fiscal year 2015, respectively, an increase of 4.84%.

Index

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $4,903,000 for the thirteen weeks ended January 2, 2016 as compared to $4,437,000 for the thirteen weeks ended December 27, 2014. Comparable weekly restaurant bar sales (for restaurants open for all of the first quarter of our fiscal year 2016 and the first quarter of our fiscal year 2015, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $377,000 for the thirteen weeks ended January 2, 2016 and $341,000 for the thirteen weeks ended December 27, 2014, an increase of 10.56%. Comparable weekly restaurant bar sales for Company owned restaurants only was $177,000 and $157,000 for the first quarter of our fiscal year 2016 and the first quarter of our fiscal year 2015, respectively, an increase of 12.74%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $200,000 and $184,000 for the first quarter of our fiscal year 2016 and the first quarter of our fiscal year 2015, respectively, an increase of 8.70%.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $4,360,000 for the thirteen weeks ended January 2, 2016 as compared to $3,991,000 for the thirteen weeks ended December 27, 2014, an increase of $369,000. The increase in package store sales is primarily due to the fact that New Year’s Eve and New Year’s Day fell in the first quarter of our fiscal year 2016 while it fell in the second quarter of our fiscal year 2015. The weekly average of same store package liquor store sales, which includes all nine (9) Company owned package liquor stores, was $335,000 for the thirteen weeks ended January 2, 2016 as compared to $307,000 for the thirteen weeks ended December 27, 2014, an increase of 9.12%. We expect package liquor store sales to remain stable throughout the balance of our fiscal year 2016.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended January 2, 2016 increased $1,929,000 or 8.77% to $23,927,000 from $21,998,000 for the thirteen weeks ended December 27, 2014. The increase was primarily due to an expected general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2016 for the same reasons. Operating costs and expenses increased as a percentage of total sales to approximately 94.66% in the first quarter of our fiscal year 2016 from 94.33% in the first quarter of our fiscal year 2015.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended January 2, 2016 increased to $13,161,000 from $12,069,000 for the thirteen weeks ended December 27, 2014. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 64.89% for the thirteen weeks ended January 2, 2016 and 64.27% for the thirteen weeks ended December 27, 2014. We increased many of our menu prices for bar offerings commencing February 7, 2016 and for food offerings commencing February 15, 2016 and anticipate that our gross profit for restaurant food and bar sales will increase throughout the balance of our fiscal year 2016, notwithstanding higher food costs.

Index

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended January 2, 2016 increased to $1,249,000 from $1,157,000 for the thirteen weeks ended December 27, 2014. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package liquor store sales was 28.64% for the thirteen weeks ended January 2, 2016 and 29.00% for the thirteen weeks ended December 27, 2014. We anticipate that the gross profit margin for package store sales will remain stable throughout the balance of our fiscal year 2016.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended January 2, 2016 increased $717,000 or 10.24% to $7,721,000 from $7,004,000 for the thirteen weeks ended December 27, 2014. Higher payroll and related costs for the thirteen weeks ended January 2, 2016 were primarily due to higher restaurant sales, which require additional payroll and related costs for employees such as cooks, bartenders and servers. During the third quarter of our fiscal year 2015, in an attempt to remain competitive in the hiring of package store personnel, we increased the compensation paid to our package store personnel so that they earn the same wages for working 40 hours per week as they did for previously working 48 hours per week. As a result of the decrease in hours required to be worked per week by our existing personnel we hired additional package store personnel. We anticipate that the increase in compensation paid to our existing package store personnel and the hiring of additional package store personnel will cost us approximately $280,000 annually. Payroll and related costs as a percentage of total sales was 30.54% in the first quarter of our fiscal year 2016 and 30.03% of total sales in the first quarter of our fiscal year 2015.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended January 2, 2016 increased $126,000 or 10.81% to $1,292,000 from $1,166,000 for the thirteen weeks ended December 27, 2014. We anticipate that our occupancy costs will remain stable throughout our fiscal year 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended January 2, 2016 increased $397,000 or 9.26% to $4,682,000 from $4,285,000 for the thirteen weeks ended December 27, 2014. Selling, general and administrative expenses increased as a percentage of total sales in the first quarter of our fiscal year 2016 to approximately 18.52% as compared to 18.37% in the first quarter of our fiscal year 2015. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2016 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization for the thirteen weeks ended January 2, 2016 increased $13,000 or 1.96% to $675,000 from $664,000 for the thirteen weeks ended December 27, 2014. As a percentage of total revenue, depreciation expense was 2.67% of revenue for the thirteen weeks ended January 2, 2016 and 2.84% of revenue in the thirteen weeks ended December 27, 2014.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended January 2, 2016 decreased $13,000 to $146,000 from $159,000 for the thirteen weeks ended December 27, 2014.

Net Income. Net income for the thirteen weeks ended January 2, 2016 increased $92,000 or 10.71% to $951,000 from $859,000 for the thirteen weeks ended December 27, 2014. Net income for the thirteen weeks ended January 2, 2016 increased when compared to the thirteen weeks ended December 27, 2014 primarily due to increased revenue, offset partially by higher food costs and overall expenses. As a percentage of sales, net income for the first quarter of our fiscal year 2016 is 3.76%, as compared to 3.68% in the first quarter of our fiscal year 2015.

Net Income Attributable to Stockholders. Net income for the thirteen weeks ended January 2, 2016 decreased $83,000 or 11.74% to $624,000 from $707,000 for the thirteen weeks ended December 27, 2014. Net income attributed to stockholders for the thirteen weeks ended January 2, 2016 decreased when compared to the thirteen weeks ended December 27, 2014 primarily due to increased net income attributed to noncontrolling interests. As a percentage of sales, net income for the first quarter of our fiscal year 2016 is 2.47%, as compared to 3.03% in the first quarter of our fiscal year 2015.

Index

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During the first quarter of our fiscal year 2016, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

Menu Price Increases and Trends

Effective February 7, 2016 we increased menu prices for our bar offerings to increase our bar revenues by approximately 3.0% and effective February 15, 2016 we increased menu prices for our food offerings to increase our food revenues by approximately 3.7% to offset higher food costs and higher overall expenses. The last time we increased menu prices was in the third quarter of our fiscal year 2012. We expect that increased menu prices combined with increased restaurant and bar sales will increase gross profit for restaurant food and bar and positively affect our net income. We anticipate that our package liquor store sales and gross profit margin for package liquor store sales will remain stable during our fiscal year 2016. We also plan to continue our increased advertising to attract and retain our customers against increased competition.

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

Liquidity and Capital Resources

We fund our operations through cash from operations. As of January 2, 2016, we had cash of approximately $8,574,000, a decrease of $693,000 from our cash balance of $9,267,000 as of October 3, 2015. During the first quarter of our fiscal year 2016, we used $922,500 to purchase the real property and improvements located at 1290 East Commercial Boulevard, Oakland Park, Broward County, Florida and the vacant real property located at 4990 N.E. 12th Avenue, Oakland Park, Broward County, Florida, diagonally adjacent thereto, which was primarily the reason for our decrease in cash as of January 2, 2016. We believe that our current cash availability from our cash on hand and the expected cash from operations will be sufficient to fund operations and capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the first thirteen weeks of fiscal years 2016 and 2015.

Index

	---------Thirteen Weeks Ended--------
	January 2, 2016	December 27, 2014
	(in Thousands)

Net cash provided by operating activities	$2,118	$2,167
Net cash used in investing activities	(1,690)	(706)
Net cash used in financing activities	(1,121)	(1,345)

Net Increase (decrease) in Cash and Cash Equivalents	(693)	116

Cash and Cash Equivalents, Beginning	9,267	8,099

Cash and Cash Equivalents, Ending	$8,574	$8,215

We did not declare or pay a cash dividend on our capital stock in the first quarter of our fiscal year 2016. During the first quarter of our fiscal year 2015, our Board of Directors declared a cash dividend of 15 cents per share payable on January 30, 2015 to shareholders of record on January 16, 2015. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. We acquired property and equipment of $1,779,000, (including $147,000 of deposits recorded in other assets as of October 3, 2015), during the thirteen weeks ended January 2, 2016, including $120,000 for renovations to one Company owned restaurant. We acquired property and equipment of $614,000, (including $102,000 of deposits recorded in other assets as of September 27, 2014), during the thirteen weeks ended December 27, 2014, including $134,000 for renovations to two Company owned restaurants and to one limited partnership owned restaurant.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2016 to be approximately $350,000, $120,000 of which has been spent through January 2, 2016.

Long Term Debt

As of January 2, 2016, we had long term debt of $11,679,000, as compared to $13,400,000 as of December 27 2014, and $11,380,000 as of October 3, 2015. As of January 2, 2016, we are in compliance with the covenants of all loans with our lender.

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

Index

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended January 2, 2016, December 27, 2014 and our fiscal year ended October 3, 2015.

Item	Jan. 2, 2016	Dec. 27, 2014	Oct. 3, 2015
	(in Thousands)

Current Assets	$14,434	$14,145	$13,717
Current Liabilities	12,146	11,722	10,649
Working Capital	$2,288	$2,423	$3,068

Our working capital as of January 2, 2016 decreased by 5.57% from our working capital as of the fiscal quarter ending December 27, 2014 and decreased by 25.42% from our working capital as of the fiscal year ending October 3, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of January 2, 2016 held no equity securities.

Interest Rate Risk

As part of our ongoing operations, we are exposed to interest rate fluctuations on our borrowings. As more fully described in Note 9 “Fair Value Measurements of Financial Instruments” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for our fiscal year ended October 3, 2015, we use interest rate swap agreements to manage these risks. These instruments are not used for speculative purposes but are used to modify variable rate obligations into fixed rate obligations.

At January 2, 2016, we had four variable rate debt instruments outstanding that are impacted by changes in interest rates. In July, 2010, we re-financed the mortgage loan encumbering our corporate offices (the “Refinanced Mortgage Loan”). In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”). In January, 2013, we re-financed the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”) and borrowed $1,595,000 from a non affiliated third party lender, (the “$1.595M Term Loan”), and used all of the net proceeds of this loan to re-finance the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates.

Index

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following four (4) interest rate swap agreements:

(i)      One (1) interest rate swap agreement entered into July, 2010 relates to the Refinanced Mortgage Loan (the “Mortgage Loan Swap”). The Mortgage Loan Swap requires us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount. Under this method of accounting, at January 2, 2016, we determined that based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender, the swap is not effective, however fair value of the Mortgage Loan Swap was not material;

(ii)      The second interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at January 2, 2016, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

(iii)      The third interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at January 2, 2016, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(iv)      The fourth interest rate swap agreement entered into in January, 2013 relates to the $1.595M Term Loan (the “$1.595M Term Loan Swap”). The $1.595M Term Loan Swap requires us to pay interest for a forty two (42) month period at a fixed rate of 4.00% on an initial amortizing notional principal amount of $1,595,000, while receiving interest for the same period at LIBOR – 1 Month, plus 3.25%, on the same amortizing notional principal amount. We determined that at January 2, 2016, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

At January 2, 2016, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

There is no assurance that interest rates will increase or decrease over our next fiscal year or that an increase will not have a material adverse effect on our operations.

Index

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

As of January 2, 2016, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934) . Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of January 2, 2016.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” on page 10 of this Report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended October 3, 2015 for a discussion of other legal proceedings resolved in prior years.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirteen weeks ended January 2, 2016 and December 27, 2014, we did not purchase any shares of our common stock. As of January 2, 2016, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

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

FLANIGAN'S ENTERPRISES, INC.

Date: February 16, 2016	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)