Form 10-Q
period 2016-04-02
FLANIGANS ENTERPRISES INC
filed 2016-05-17
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

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

Yes ☐ No ☒

On May 17, 2016, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

SIGNATURES

LIST XBRL DOCUMENTS

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015

REVENUES:
Restaurant food sales	$16,874	$16,151	$32,253	$30,492
Restaurant bar sales	5,484	4,950	10,387	9,387
Package store sales	3,994	4,133	8,354	8,124
Franchise related revenues	411	426	803	749
Rental income	120	127	266	267
Owner’s fee	37	50	75	88
Other operating income	54	57	114	107
	26,974	25,894	52,252	49,214

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	7,819	7,451	14,940	14,160
Package goods	2,837	2,928	5,948	5,762
Payroll and related costs	8,319	7,720	16,040	14,724
Occupancy costs	1,345	1,205	2,637	2,371
Selling, general and administrative expenses	4,676	4,233	9,358	8,518
	24,996	23,537	48,923	45,535
Income from Operations	1,978	2,357	3,329	3,679

OTHER INCOME (EXPENSE):
Interest expense	(138)	(153)	(284)	(312)
Interest and other income	11	20	37	33
	(127)	(133)	(247)	(279)

Income before Provision for Income Taxes	1,851	2,224	3,082	3,400

Provision for Income Taxes	(432)	(512)	(712)	(829)

Net Income	1,419	1,712	2,370	2,571

Less: Net income attributable to noncontrolling interests	(545)	(588)	(872)	(740)

Net Income attributable to stockholders	$874	$1,124	$1,498	$1,831

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Continued)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015

Net Income Per Common Share:
Basic and Diluted	$0.47	$0.60	$0.81	$0.99

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,858,647	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 2, 2016 (UNAUDITED) AND OCTOBER 3, 2015

(in thousands)

ASSETS

	April 2, 2016	October 3, 2015

CURRENT ASSETS:

Cash and cash equivalents	$9,860	$9,267
Other receivables	480	571
Inventories	2,910	2,410
Prepaid expenses	1,566	1,094
Deferred tax asset	102	375

Total Current Assets	14,918	13,717

Property and Equipment, Net	38,706	37,578

Investment in Limited Partnership	211	225

OTHER ASSETS:

Liquor licenses	630	630
Deferred tax asset	985	903
Leasehold purchases, net	720	781
Other	684	788

Total Other Assets	3,019	3,102

Total Assets	$56,854	$54,622

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 2, 2016 (UNAUDITED) AND OCTOBER 3, 2015

(in thousands)

(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	April 2, 2016	October 3, 2015

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$7,742	$7,292
Income taxes payable	79	143
Due to franchisees	2,899	1,893
Current portion of long term debt	1,450	1,307
Deferred rent	108	14

Total Current Liabilities	12,278	10,649

Long Term Debt, Net of Current Maturities	9,790	10,073

Deferred Rent, Net of Current Portion	—	101

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	27,209	26,054
Treasury stock, at cost, 2,338,995 shares at April 2, 2016 and 2,338,995 shares at October 3, 2015	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	27,792	26,637
Noncontrolling interest	6,994	7,162
Total equity	34,786	33,799

Total liabilities and equity	$56,854	$54,622

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY SIX WEEKS ENDED APRIL 2, 2016 AND MARCH 28, 2015

(in thousands)

	April 2, 2016	March 28, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,370	$2,571
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,266	1,269
Amortization of leasehold interests	61	67
Gain (Loss) on abandonment of property and equipment	44	8
Deferred income tax	191	190
Deferred rent	(7)	(8)
Income from unconsolidated limited partnership	(13)	(15)
Changes in operating assets and liabilities: (increase) decrease in
Other receivables	91	11
Prepaid income taxes	—	142
Inventories	(500)	—
Prepaid expenses	442	940
Other assets	3	430
Increase (decrease) in:
Accounts payable and accrued expenses	450	155
Income taxes payable	(64)	11
Due to franchisees	1,006	472
Net cash and cash equivalents provided by operating activities	5,340	6,243

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(2,196)	(2,645)
Deposit on property and equipment	(141)	(121)
Distributions from unconsolidated limited Partnership	27	10
Net cash and cash equivalents used in investing activities	(2,310)	(2,756)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY SIX WEEKS ENDED APRIL 2, 2016 AND MARCH 28, 2015

(in thousands)

(Continued)

	April 2, 2016	March 28, 2015

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(1,054)	(1,855)
Dividends paid	(343)	(279)
Purchase of noncontrolling limited partnership Interests	(10)	—
Distributions to limited partnerships’ noncontrolling interests	(1,030)	(1,258)

Net cash and cash equivalents used in financing activities	(2,437)	(3,392)

Net Increase in Cash and Cash Equivalents	593	95

Beginning of Period	9,267	8,099

End of Period	$9,860	$8,194

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$285	$312
Income taxes	$586	$485

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$914	$1,201
Purchase deposits transferred to property and equipment	$211	$121

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 2, 2016

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the periods ended April 2, 2016 and March 28, 2015 are unaudited. Financial information as of October 3, 2015 has been derived from the audited financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 3, 2015. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 2 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potentially dilutive common stock equivalents. As of April 2, 2016 and March 28, 2015, no stock options were outstanding.

(3) RECENT ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Adopted

There were no recently adopted accounting pronouncements during the second quarter of our fiscal year 2016 that we believe will have a material impact on our condensed consolidated financial statements.

Issued

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes all existing guidance on accounting for leases in ASC Topic 840.  ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet.  ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  ASU 2016-02 is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients.  We are currently assessing the adoption date and the potential impact of adopting ASU 2016-02 on our financial statements and related disclosures.

Index

(4) INVESTMENT IN REAL PROPERTY

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

(6) DEBT:

Financed Insurance Premiums

During the twenty six weeks ended April 2, 2016, we financed the following three (3) property and general liability insurance policies, totaling approximately $1.17 million, which property and general liability insurance includes coverage for our franchises of approximately $256,000 of the amount financed, which are not included in our consolidated financial statements:

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

Index

As of April 2, 2016, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $731,000.

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

(9) BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks and twenty six weeks ended April 2, 2016 and March 28, 2015, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

	(in thousands)
	Thirteen Weeks Ending April 2, 2016	Thirteen Weeks Ending March 28, 2015
Operating Revenues:
Restaurants	$22,358	$21,101
Package stores	3,994	4,133
Other revenues	622	660
Total operating revenues	$26,974	$25,894

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$2,774	$2,555
Package stores	188	358
	2,962	2,913
Corporate expenses, net of other revenues	(984)	(556)
Income from Operations	1,978	2,357
Interest expense	(138)	(153)
Interest and other income	11	20
Income Before Provision for Income Taxes	$1,851	$2,224
Provision for Income Taxes	(432)	(512)
Net Income	1,419	1,712
Net Income Attributable to Noncontrolling Interests	(545)	(588)
Net Income Attributable to Flanigan’s Enterprises, Inc.
Stockholders	$874	$1,124

Depreciation and Amortization:
Restaurants	$516	$501
Package stores	53	49
	569	550
Corporate	83	122
Total Depreciation and Amortization	$652	$672

Capital Expenditures:
Restaurants	$383	$2,074
Package stores	63	44
	446	2,118
Corporate	181	34
Total Capital Expenditures	$627	$2,152

Index

	Twenty Six Weeks Ending April 2, 2016	Twenty Six Weeks Ending March 28, 2015
Operating Revenues:
Restaurants	$42,640	$39,879
Package stores	8,354	8,124
Other revenues	1,258	1,211
Total operating revenues	$52,252	$49,214

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$4,259	$4,071
Package stores	526	689
	4,785	4,760
Corporate expenses, net of other revenues	(1,456)	(1,081)
Income from Operations	3,329	3,679
Interest expense	(284)	(312)
Interest and Other Income	37	33
Income Before Provision for Income Taxes	$3,082	$3,400
Provision for Income Taxes	(712)	(829)
Net Income	2,370	2,571
Net Income Attributable to Noncontrolling Interests	(872)	(740)
Net Income Attributable to Flanigan’s Enterprises, Inc.
Stockholders	$1,498	$1,831

Depreciation and Amortization:
Restaurants	1,011	995
Package stores	101	102
	1,112	1,097
Corporate	215	239
Total Depreciation and Amortization	$1,327	$1,336

Capital Expenditures:
Restaurants	$878	$2,400
Package stores	197	100
	1,075	2,500
Corporate	1,332	266
Total Capital Expenditures	$2,407	$2,766

Index

	April 2,	October 3,
	2016	2015
Identifiable Assets:
Restaurants	$29,778	$29,478
Package store	4,984	4,393
	34,762	33,871
Corporate	22,092	20,751
Consolidated Totals	$56,854	$54,622

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

OVERVIEW

At April 2, 2016, we (i) operated 25 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants, (one restaurant of which we operate), and three combination restaurants/package stores. The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of April 2, 2016 and as compared to March 28, 2015 and October 3, 2015. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

Index

Types of Units	April 2, 2016	October 3, 2015	March 28, 2015
Company Owned: Combination package and restaurant	4	4	4
Restaurant only	6	6	6
Package store only	5	5	5

Company Operated Restaurants Only:
Limited Partnerships	8	8	8
Franchise	1	1	1
Unrelated Third Party	1	1	1

Company Owned Club:	1	1	1

Total Company Owned/Operated Units	26	26	26
Franchised Units	5	5	5	(1)

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of April 2, 2016, limited partnerships owning five (5) restaurants, (Surfside, Florida, Kendall, Florida, West Miami, Florida, Pinecrest, Florida and Wellington, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

Index

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	April 2, 2016		March 28, 2015
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$16,874	64.03	$16,151	64.00
Restaurant bar sales	5,484	20.81	4,950	19.62
Package store sales	3,994	15.16	4,133	16.38

Total Sales	$26,352	100.00	$25,234	100.00

Franchise related revenues	411		426
Rental income	120		127
Owner’s fee	37		50
Other operating income	54		57

Total Revenue	$26,974		$25,894

	-----------------------Twenty Six Weeks Ended-----------------------
	April 2, 2016		March 28, 2015
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$32.253	63.25	$30,492	63.52
Restaurant bar sales	10,387	20.37	9,387	19.56
Package store sales	8,354	16.38	8,124	16.92

Total Sales	$50,994	100.00	$48,003	100.00

Franchise related revenues	803		749
Rental income	266		267
Owner’s fee	75		88
Other operating income	114		107

Total Revenue	$52,252		$49,214

Comparison of Thirteen Weeks Ended April 2, 2016 and March 28, 2015.

Revenues. Total revenue for the thirteen weeks ended April 2, 2016 increased $1,080,000 or 4.17% to $26,974,000 from $25,894,000 for the thirteen weeks ended March 28, 2015 due primarily to increased menu prices and to a lesser extent increased restaurant traffic. Effective February 7, 2016 we increased certain menu prices for our bar offerings to target an increase to our total bar revenues of approximately 3.0% annually and effective February 15, 2016 we increased certain menu prices for our food offerings to target an increase to our total food revenues of approximately 3.7% annually, (the “Price Increases”).

Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants (food sales) totaled $16,874,000 for the thirteen weeks ended April 2, 2016 as compared to $16,151,000 for the thirteen weeks ended March 28, 2015. The increase in restaurant revenue for the sale of food at restaurants for the thirteen weeks ended April 2, 2016 as compared to the thirteen weeks ended March 28, 2015 is primarily due to the Price Increases and to a lesser extent increased restaurant traffic. Comparable weekly food sales (for restaurants open for all of the second quarter of our fiscal year 2016 and the second quarter of our fiscal year 2015, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $1,298,000 and $1,243,000 for the thirteen weeks ended April 2, 2016 and March 28, 2015, respectively, an increase of 4.42%. Comparable weekly food sales for Company owned restaurants was $698,000 and $660,000 for the second quarter of our fiscal year 2016 and the second quarter of our fiscal year 2015, respectively, an increase of 5.76%. Comparable weekly food sales for affiliated limited partnership owned restaurants was $600,000 and $583,000 for the second quarter of our fiscal year 2016 and the second quarter of our fiscal year 2015, respectively, an increase of 2.92%.

Index

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $5,484,000 for the thirteen weeks ended April 2, 2016 as compared to $4,950,000 for the thirteen weeks ended March 28, 2015. The increase in restaurant revenue generated from the sale of alcoholic beverages at restaurants for the thirteen weeks ended April 2, 2016 as compared to the thirteen weeks ended March 28, 2015 is primarily due to the Price Increases and to a lesser extent to increased restaurant traffic. Comparable weekly bar sales (for restaurants open for all of the second quarter of our fiscal years 2016 and 2015, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $422,000 for the thirteen weeks ended April 2, 2016 and $381,000 for the thirteen weeks ended March 28, 2015, an increase of 10.76%. Comparable weekly bar sales for Company owned restaurants was $203,000 and $182,000 for the second quarter of our fiscal year 2016 and the second quarter of our fiscal year 2015, respectively, an increase of 11.54%. Comparable weekly bar sales for affiliated limited partnership owned restaurants was $219,000 and $199,000 for the second quarter of our fiscal year 2016 and the second quarter of our fiscal year 2015, respectively, an increase of 10.05%.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores (package store sales) totaled $3,994,000 for the thirteen weeks ended April 2, 2016 as compared to $4,133,000 for the thirteen weeks ended March 28, 2015, a decrease of $139,000. The decrease in package store sales is primarily due to the fact that New Year’s Eve and New Year’s Day fell in the first quarter of our fiscal year 2016 while it fell in the second quarter of our fiscal year 2015. The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the second quarter of our fiscal years 2016 and 2015), was $307,000 for the thirteen weeks ended April 2, 2016 as compared to $318,000 for the thirteen weeks ended March 28, 2015, a decrease of 3.46%. We expect package liquor store sales to remain stable throughout the balance of our fiscal year 2016.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended April 2, 2016 increased $1,459,000 or 6.20% to $24,996,000 from $23,537,000 for the thirteen weeks ended March 28, 2015. The increase was primarily due to an expected general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2016 for the same reasons. Operating costs and expenses increased as a percentage of total sales to approximately 92.67% in the second quarter of our fiscal year 2016 from 90.90% in the second quarter of our fiscal year 2015.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food sales and bar sales for the thirteen weeks ended April 2, 2016 increased to $14,539,000 from $13,650,000 for the thirteen weeks ended March 28, 2015. Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of restaurant food sales and bar sales), was 65.03% for the thirteen weeks ended April 2, 2015 and 64.69% for the thirteen weeks ended March 28, 2015. The increase in gross profit margin for food sales and bar sales was due primarily to the Price Increases. We anticipate that our gross profit margin for restaurant food and bar sales will remain stable throughout the balance of our fiscal year 2016 due the menu price increases, offset by higher food costs.

Index

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended April 2, 2016 decreased to $1,157,000 from $1,205,000 for the thirteen weeks ended March 28, 2015. The decrease in gross sales for package store sales is primarily due to the fact that New Year’s Eve and New Year’s Day fell in the first quarter of our fiscal year 2016 while it fell in the second quarter of our fiscal year 2015. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package liquor store sales was 28.97% for the thirteen weeks ended April 2, 2016 and 29.15% for the thirteen weeks ended March 28, 2015. We anticipate that the gross profit margin for package store sales will remain stable throughout the balance of our fiscal year 2016.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended April 2, 2016 increased $599,000 or 7.76% to $8,319,000 from $7,720,000 for the thirteen weeks ended March 28, 2015. Higher payroll and related costs for the thirteen weeks ended April 2, 2016 were primarily due to higher restaurant sales, which require additional payroll and related costs for employees such as cooks, bartenders and servers and higher payroll costs. During the third quarter of our fiscal year 2015, in an attempt to remain competitive in the hiring of package store personnel, we increased the compensation paid to our package store personnel so that they earn the same wages for working 40 hours per week as they did for previously working 48 hours per week. As a result of the decrease in hours required to be worked per week by our existing personnel we hired additional package store personnel. We anticipate that the increase in compensation paid to our existing package store personnel and the hiring of additional package store personnel will cost us approximately $280,000 annually. Payroll and related costs as a percentage of total sales was 30.84% in the second quarter of our fiscal year 2016 and 29.81% of total sales in the second quarter of our fiscal year 2015.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended April 2, 2016 increased $140,000 or 11.62% to $1,345,000 from $1,205,000 for the thirteen weeks ended March 28, 2015. We anticipate that our occupancy costs will remain stable throughout the balance of our fiscal year 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended April 2, 2016 increased $443,000 or 10.47% to $4,676,000 from $4,233,000 for the thirteen weeks ended March 28, 2015. Selling, general and administrative expenses increased as a percentage of total sales in the second quarter of our fiscal year 2016 to approximately 17.33% as compared to 16.35% in the second quarter of our fiscal year 2015. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2016 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense for the thirteen weeks ended April 2, 2016 decreased $20,000 or 2.98% to $652,000 from $672,000 from the thirteen weeks ended March 28, 2015. As a percentage of total revenue, depreciation and amortization expense was 2.19% of revenue in the thirteen weeks ended April 2, 2016 and 2.60% of revenue in the thirteen weeks ended March 28, 2015.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended April 2, 2016 decreased $15,000 to $138,000 from $153,000 for the thirteen weeks ended March 28, 2015.

Index

Net Income Net income for the thirteen weeks ended April 2, 2016 decreased $293,000 or 17.11% to $1,419,000 from $1,712,000 for the thirteen weeks ended March 28, 2015. Net income for the thirteen weeks ended April 2, 2016 decreased when compared to the thirteen weeks ended March 28, 2015 primarily due to higher food costs and overall expenses, offset partially by the Price Increases and to a lesser extent increased restaurant traffic. As a percentage of sales, net income for the thirteen weeks ended April 2, 2016 is 5.26%, as compared to 6.61% for the thirteen weeks ended March 28, 2015.

Net Income Attributable to Stockholders. Net income attributed to stockholders for the thirteen weeks ended April 2, 2016 decreased $250,000 or 22.24% to $874,000 from $1,124,000 for the thirteen weeks ended March 28, 2015. Net income attributable to stockholders for the thirteen weeks ended April 2, 2016 decreased when compared to the thirteen weeks ended March 28, 2015 primarily due to higher food costs and overall expenses, offset partially by the Price Increases and to a lesser extent increased restaurant traffic. As a percentage of sales, net income attributed to stockholders for the thirteen weeks ended April 2, 2016 is 3.24%, as compared to 4.34% for the thirteen weeks ended March 28, 2015.

Comparison of Twenty Six Weeks Ended April 2, 2016 and March 28, 2015.

Revenues. Total revenue for the twenty six weeks ended April 2, 2016 increased $3,038,000 or 6.17% to $52,252,000 from $49,214,000 for the twenty six weeks ended March 28, 2015 due primarily to the Price Increases and to a lesser extent increased restaurant traffic.

Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants (food sales) totaled $32,253,000 for the twenty six weeks ended April 2, 2016 as compared to $30,492,000 for the twenty six weeks ended March 28, 2015. The increase in restaurant revenue from the sale of food from restaurants for the twenty six weeks ended April 2, 2016, as compared to the twenty six weeks ended March 28, 2015 is primarily due to Price Increases and to a lesser extent increased restaurant traffic. Comparable weekly food sales (for restaurants open for all of the first and second quarters of our fiscal years 2016 and 2015, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $1,240,000 and $1,173,000 for the twenty six weeks ended April 2, 2016 and March 28, 2015, respectively, an increase of 5.71%. Comparable weekly food sales for Company owned restaurants was $659,000 and $613,000 for the twenty six weeks ended April 2, 2016 and March 28, 2015, respectively, an increase of 7.50%. Comparable weekly food sales for affiliated limited partnership owned restaurants was $581,000 and $560,000 for the twenty six weeks ended April 2, 2016 and March 28, 2015, respectively, an increase of 3.75%.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $10,387,000 for the twenty six weeks ended April 2, 2016 as compared to $9,387,000 for the twenty six weeks ended March 28, 2015. The increase in restaurant revenue from the sale of alcoholic beverages from restaurants for the twenty six weeks ended April 2, 2016 as compared to the twenty weeks ended March 28, 2015 is primarily due to Price Increases and to a lesser extent increased restaurant traffic. Comparable weekly bar sales (for restaurants open for all of the first and second quarters of our fiscal years 2016 and 2015, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $400,000 for the twenty six weeks ended April 2, 2016 and $361,000 for the twenty six weeks ended March 28, 2015, an increase of 10.80%. Comparable weekly bar sales for Company owned restaurants was $190,000 and $170,000 for the twenty six weeks ended April 2, 2016 and March 28, 2015, respectively, an increase of 11.76%. Comparable weekly bar sales for affiliated limited partnership owned restaurants was $210,000 and $191,000 for the twenty six weeks ended April 2, 2016 and March 28, 2015, respectively, an increase of 9.95%.

Index

Package Store Sales. Revenue generated from sales of liquor and related items at package stores (package store sales) totaled $8,354,000 for the twenty six weeks ended April 2, 2016 as compared to $8,124,000 for the twenty six weeks ended March 28, 2015, an increase of $230,000. This increase was primarily due to increased package liquor store traffic. The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the first and second quarters of our fiscal years 2016 and 2015) was $321,000 and $312,000 for the twenty six weeks ended April 2, 2016 and March 28, 2015, respectively, an increase of 2.88%. Package liquor store sales are expected to remain stable throughout the balance of our fiscal year 2016.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the twenty six weeks ended April 2, 2016 increased $3,388,000 or 7.44% to $48,923,000 from $45,535,000 for the twenty six weeks ended March 28, 2015. The increase was primarily due to a general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2016 for the same reasons. Operating costs and expenses increased as a percentage of total sales to approximately 93.62% for the twenty six weeks ended April 2, 2016 from 92.52% for the twenty six weeks ended March 28, 2015.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the twenty six weeks ended April 2, 2016 increased to $27,700,000 from $25,719,000 for the twenty six weeks ended March 28, 2015. Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of food sales and bar sales), was 64.96% for the twenty six weeks ended April 2, 2016 and 64.49% for the twenty six weeks ended March 28, 2015. The increase in gross profit margin for food sales and bar sales was due primarily to the Price Increases. We anticipate that our gross profit margin for restaurant food and bar sales will remain stable throughout the balance of our fiscal year 2016 due to the menu Price Increases, offset by higher food costs.

Package Store Sales. Gross profit for package store sales for the twenty six weeks ended April 2, 2016 increased to $2,406,000 from $2,362,000 for the twenty six weeks ended March 28, 2015. Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), was 28.80% for the twenty six weeks ended April 2, 2016 compared to 29.07% for the twenty six weeks ended March 28, 2015. We anticipate that the gross profit margin for package store sales will remain stable throughout the balance of our fiscal year 2016.

Payroll and Related Costs. Payroll and related costs for the twenty six weeks ended April 2, 2016, increased $1,316,000 or 8.94% to $16,040,000 from $14,724,000 for the twenty six weeks ended March 28, 2015. Higher payroll and related costs for the twenty six weeks ended April 2, 2016 were primarily due to higher restaurant sales, which require additional payroll and related costs for employees such as cooks, bartenders and servers and higher payroll costs. During the third quarter of our fiscal year 2015, in an attempt to remain competitive in the hiring of package store personnel, we increased the compensation paid to our package store personnel so that they earn the same wages for working 40 hours per week as they did for previously working 48 hours per week. As a result of the decrease in hours required to be worked per week by our existing personnel we hired additional package store personnel. We anticipate that the increase in compensation paid to our existing package store personnel and the hiring of additional package store personnel will cost us approximately $280,000 annually. Payroll and related costs as a percentage of total sales was 30.70% for the twenty six weeks ended April 2, 2016 and 29.92% of total sales for the twenty six weeks ended March 28, 2015.

Index

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the twenty six weeks ended April 2, 2016 increased $266,000 or 11.22% to $2,637,000 from $2,371,000 for the twenty six weeks ended March 28, 2015. We anticipate that our occupancy costs will remain stable throughout our fiscal year 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the twenty six weeks ended April 2, 2016 increased $840,000 or 9.86% to $9,358,000 from $8,518,000 for the twenty six weeks ended March 28, 2015. Selling, general and administrative expenses increased as a percentage of total sales for the twenty six weeks ended April 2, 2016 to 17.90% as compared to 17.31% for the twenty six weeks ended March 28, 2015. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2016 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense for the twenty six weeks ended April 2, 2016 decreased $9,000 or 0.67% to $1,327,000 from $1,336,000 from the twenty six weeks ended March 28, 2015. As a percentage of total revenue, depreciation and amortization expense was 2.29% of revenue in the twenty six weeks ended April 2, 2016 and 2.71% of revenue in the twenty six weeks ended March 28, 2015.

Interest Expense, Net. Interest expense, net, for the twenty six weeks ended April 2, 2016 decreased $28,000 to $284,000 from $312,000 for the twenty six weeks ended March 28, 2015.

Net Income. Net income for the twenty six weeks ended April 2, 2016 decreased $201,000 or 7.82% to $2,370,000 from $2,571,000 for the twenty six weeks ended March 28, 2015. Net income for the twenty six weeks ended April 2, 2016 decreased when compared to the twenty six weeks ended March 28, 2015 primarily due to higher food costs and overall expenses, offset partially by the Price Increases and to a lesser extent increased restaurant traffic. As a percentage of sales, net income for the twenty six weeks ended April 2, 2016 is 4.54%, as compared to 5.22% for the twenty six weeks ended March 28, 2015.

Net Income Attributable to Stockholders. Net income attributable to stockholders for the twenty six weeks ended April 2, 2016 decreased $333,000 or 18.19% to $1,498,000 from $1,831,000 for the twenty six weeks ended March 28, 2015. Net income attributable to stockholders for the twenty six weeks ended April 2, 2016 decreased when compared to the twenty six weeks ended March 28, 2015 primarily due to higher food costs and overall expenses, offset partially by the Price Increases and to a lesser extent restaurant traffic. As a percentage of sales, net income attributable to stockholders for the twenty six weeks ended April 2, 2016 is 2.87%, as compared to 3.72% for the twenty six weeks ended March 28, 2015.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected if we fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During the twenty six weeks ended April 2, 2016, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

Index

Menu Price Increases and Trends

Effective February 7, 2016 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 3.0% annually and effective February 15, 2016 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 3.7% annually to offset higher food costs and higher overall expenses. The last time we increased menu prices was in the third quarter of our fiscal year 2012 and we plan to limit further menu price increases as long as possible. During the next twelve months, we expect that as a result of increased menu prices, increased restaurant and bar sales should increase resulting in increased gross profit for restaurant food and bar operations, which in turn should positively affect our net income. We anticipate that our package liquor store sales and gross profit margin for package liquor store sales will remain stable during our fiscal year 2016. We also plan to continue our increased advertising to attract and retain our customers against increased competition.

We do not have a new “Flanigan’s Seafood Bar and Grill” restaurant in the development stage, but continue to search for new locations to open restaurants and thereby expand our business. We may expand “The Whale’s Rib” restaurant concept that we manage in Deerfield Beach, Florida with a new restaurant in the early development stage in the Flanigan’s Calusa Center in Miami, Florida. We have the right to open new restaurant locations using ”The Whale’s Rib” concept, including trademark, through a license arrangement with the owner. Any new locations will likely be opened using our limited partnership ownership model.

We are not actively searching for locations for the operation of new package liquor stores, but if an appropriate location for a package liquor store becomes available, we will consider it.

Liquidity and Capital Resources

We fund our operations through cash from operations. As of April 2, 2016, we had cash of approximately $9,860,000, an increase of $593,000 from our cash balance of $9,267,000 as of October 3, 2015, due primarily to our receipt during the second quarter of our fiscal year 2016 of $650,000 for a franchisee and $250,000 for the owner of “The Whale’s Rib” restaurant we manage for exterior renovations to each location, which amounts are included in due to franchises. During the second quarter of our fiscal year 2016, we paid on April 1, 2016 a dividend of $.18 per share, and during the first quarter of our fiscal year 2016, we used $922,500 to purchase the real property and improvements located at 1290 East Commercial Boulevard, Oakland Park, Broward County, Florida and the vacant real property located at 4990 N.E. 12th Avenue, Oakland Park, Broward County, Florida. We believe that our current cash availability from our cash on hand and the expected cash from operations will be sufficient to fund operations and capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the twenty six weeks ended April 2, 2016 and March 28, 2015.

Index

	---------Twenty Six Weeks Ended--------
	April 2, 2016	March 28, 2015
	(in Thousands)

Net cash provided by operating activities	$5,340	$6,243
Net cash used in investing activities	(2,310)	(2,756)
Net cash used in financing activities	(2,437)	(3,392)

Net Increase in Cash and Cash Equivalents	593	95

Cash and Cash Equivalents, Beginning	9,267	8,099

Cash and Cash Equivalents, Ending	$9,860	$8,194

During the twenty six weeks ended April 2, 2016, our Board of Directors declared and paid a cash dividend of 18 cents per share to shareholders of record on March 18, 2016. During the twenty six weeks ended March 28, 2015, our Board of Directors declared and paid a cash dividend of 15 cents per share to shareholders of record on January 16, 2015. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. We acquired property and equipment of $2,196,000, (of which $141,000 was of deposits recorded in other assets as of October 3, 2015), during the twenty six weeks ended April 2, 2016, which amount included $922,500 to purchase the real property and improvements located at 1290 East Commercial Boulevard, Oakland Park, Broward County, Florida and the vacant real property located at 4990 N.E. 12th Avenue, Oakland Park, Broward County, Florida and $201,000 for one (1) limited partnership and one (1) Company owned restaurants. During the twenty six weeks ended March 28, 2015, we acquired property and equipment of $2,645,000, (of which $121,000 was of deposits recorded in other assets as of September 27, 2014), which amount included $1,500,000 to fund the purchase price of our acquisition of the vacant real property adjacent to the real property we own where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) operates and $369,000 for one (1) limited partnership and three (3) Company owned restaurants.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2016 to be approximately $350,000, of which $201,000 has been spent through April 2, 2016.

Long Term Debt

As of April 2, 2016, we had long term debt of $11,240,000, as compared to $13,400,000 as of March 28, 2015, and $11,380,000 as of October 3, 2015. As of April 2, 2016, we are in compliance with the covenants of all loans with our lender.

As of April 2, 2016, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $731,000.

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants during calendar year 2016, on October 15, 2015, we entered into a purchase agreement with our current rib supplier, whereby we agreed to purchase approximately $5,076,000 of baby back ribs during calendar year 2016 from this vendor at a fixed cost.

Index

While we anticipate purchasing all of our rib supply from this vendor, we believe there are several other alternative vendors available, if needed.

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended April 2, 2016, March 28, 2015 and our fiscal year ended October 3, 2015.

Item	April 2, 2016	Mar. 28, 2015	Oct. 3, 2015
	(in Thousands)

Current Assets	$14,918	$13,324	$13,717
Current Liabilities	12,278	11,403	10,649
Working Capital	$2,640	$1,921	$3,068

Our working capital as of April 2, 2016 increased by 37.43% from our working capital as of March 28, 2015 and decreased by 13.95% from our working capital as of October 3, 2015. During the first quarter of our fiscal year 2016, we used $922,500 to purchase the real property and improvements located at 1290 East Commercial Boulevard, Oakland Park, Broward County, Florida and the vacant real property located at 4990 N.E. 12th Avenue, Oakland Park, Broward County, Florida. During the second quarter of our fiscal year 2015, we used $1,500,000 to fund the purchase price on our acquisition of the vacant real property adjacent to the real property we own where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) operates.

During the balance of our fiscal year 2016 and into our fiscal year 2017, we intend to use working capital to build a new building on a parcel of real property we own which is near the real property where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates. Our intent is to re-locate our package liquor store to the new building and to renovate and expand the restaurant into the former package liquor store space. We estimate that the renovation and relocation, including the de-novo development of the new building will cost approximately $2,000,000 - $2,500,000, of which we intend to finance a part. There can be no assurances as to the timing of the renovation, relocation or de-novo development or whether we will pursue it at all, due to among other reasons, the availability of reasonable financing terms or adverse business results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of April 2, 2016 held no equity securities.

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

At April 2, 2016, we had four variable rate debt instruments outstanding that are impacted by changes in interest rates. In July, 2010, we re-financed the mortgage loan encumbering our corporate offices (the “Refinanced Mortgage Loan”). In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”). In January, 2013, we re-financed the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”) and borrowed $1,595,000 from a non affiliated third party lender, (the “$1.595M Term Loan”), and used all of the net proceeds of this loan to re-finance the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates.

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following four (4) interest rate swap agreements:

(i)           One (1) interest rate swap agreement entered into July, 2010 relates to the Refinanced Mortgage Loan (the “Mortgage Loan Swap”). The Mortgage Loan Swap requires us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount. Under this method of accounting, at April 2, 2016, we determined that based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender, the swap is not effective, however fair value of the Mortgage Loan Swap was not material;

(ii)           The second interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at April 2, 2016, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

(iii)         The third interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at April 2, 2016, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(iv)         The fourth interest rate swap agreement entered into in January, 2013 relates to the $1.595M Term Loan (the “$1.595M Term Loan Swap”). The $1.595M Term Loan Swap requires us to pay interest for a forty two (42) month period at a fixed rate of 4.00% on an initial amortizing notional principal amount of $1,595,000, while receiving interest for the same period at LIBOR – 1 Month, plus 3.25%, on the same amortizing notional principal amount. We determined that at April 2, 2016, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

Index

At April 2, 2016, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

As of April 2, 2016, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934) . Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of April 2, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirteen weeks ended April 2, 2016 and March 28, 2015, we did not purchase any shares of our common stock. As of April 2, 2016, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

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

FLANIGAN'S ENTERPRISES, INC.

Date: May 17, 2016	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)