Form 10-Q
period 2016-07-02
FLANIGANS ENTERPRISES INC
filed 2016-08-16
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016

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

Yes ☐ No☒

On August 16, 2016, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

SIGNATURES

LIST XBRL DOCUMENTS

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

REVENUES:
Restaurant food sales	$16,764	$15,837	$49,017	$46,329
Restaurant bar sales	5,185	4,794	15,572	14,181
Package store sales	3,801	3,548	12,155	11,672
Franchise related revenues	369	393	1,172	1,142
Rental income	162	138	428	405
Owner’s fee	38	37	113	125
Other operating income	64	49	178	156
	26,383	24,796	78,635	74,010

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	7,603	7,397	22,543	21,557
Package goods	2,736	2,513	8,684	8,275
Payroll and related costs	8,024	7,521	24,064	22,245
Occupancy costs	1,356	1,238	3,993	3,609
Selling, general and administrative expenses	4,253	4,180	13,611	12,698
	23,972	22,849	72,895	68,384
Income from Operations	2,411	1,947	5,740	5,626

OTHER INCOME (EXPENSE):
Interest expense	(137)	(150)	(421)	(462)
Interest and other income	28	39	65	72
	(109)	(111)	(356)	(390)

Income before Provision for Income Taxes	2,302	1,836	5,384	5,236

Provision for Income Taxes	(531)	(445)	(1,243)	(1,274)

Net income before income attributable to noncontrolling interests	1,771	1,391	4,141	3,962

Less: Net income attributable to noncontrolling interests	(624)	(549)	(1,496)	(1,289)

Net income attributable to stockholders	$1,147	$842	$2,645	$2,673

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Continued)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Net Income Per Common Share:
Basic and Diluted	$0.62	$0.45	$1.42	$1.44

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,858,647	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 2, 2016 (UNAUDITED) AND OCTOBER 3, 2015

(in thousands)

ASSETS

	July 2, 2016	October 3, 2015

CURRENT ASSETS:

Cash and cash equivalents	$9,736	$9,267
Other receivables	526	571
Inventories	2,709	2,410
Prepaid expenses	1,397	1,094
Deferred tax asset	225	375

Total Current Assets	14,593	13,717

Property and Equipment, Net	38,541	37,578

Investment in Limited Partnership	217	225

OTHER ASSETS:

Liquor licenses	630	630
Deferred tax asset	870	903
Leasehold purchases, net	690	781
Other	680	788

Total Other Assets	2,870	3,102

Total Assets	$56,221	$54,622

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 2, 2016 (UNAUDITED) AND OCTOBER 3, 2015

(in thousands)

(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	July 2, 2016	October 3, 2015

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$6,755	$7,292
Income taxes payable	63	143
Due to franchisees	2,548	1,893
Current portion of long term debt	1,062	1,307
Deferred rent	105	14

Total Current Liabilities	10,533	10,649

Long Term Debt, Net of Current Maturities	9,646	10,073

Deferred Rent, Net of Current Portion	—	101

Commitments and Contingencies

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	28,356	26,054
Treasury stock, at cost, 2,338,995 shares at July 2, 2016 and 2,338,995 shares at October 3, 2015	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	28,939	26,637
Noncontrolling interest	7,103	7,162
Total equity	36,042	33,799

Total liabilities and equity	$56,221	$54,622

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JULY 2, 2016 AND JUNE 27, 2015

(in thousands)

	July 2, 2016	June 27, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$4,141	$3,962
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,905	1,909
Amortization of leasehold purchases	91	98
(Gain)/Loss on abandonment of property and equipment	45	16
Deferred income tax	183	89
Deferred rent	(10)	(12)
Income from unconsolidated limited partnership	(17)	(25)
Changes in operating assets and liabilities: (increase) decrease in
Other receivables	45	136
Prepaid income taxes	—	142
Inventories	(299)	166
Prepaid expenses	611	1,108
Other assets	42	187
Increase (decrease) in:
Accounts payable and accrued expenses	(537)	1,037
Income taxes payable	(80)	26
Due to franchisees	655	740
Net cash and cash equivalents provided by operating activities:	6,775	9,579

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(2,685)	(3,208)
Deposit on property and equipment	(162)	—
Distributions from unconsolidated limited Partnerships	25	30
Net cash and cash equivalents used in investing activities:	(2,822)	(3,178)

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JULY 2, 2016 AND JUNE 27, 2015

(in thousands)

(Continued)

	July 2, 2016	June 27, 2015

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(1,586)	(2,510)
Dividends paid	(343)	(279)
Purchase of noncontrolling limited partnership Interests	(10)	—
Distributions to limited partnership noncontrolling partners	(1,545)	(1,723)
Net cash and cash equivalents used in financing activities:	(3,484)	(4,512)

Net Increase in Cash and Cash Equivalents	469	1,889

Beginning of Period	9,267	8,099

End of Period	$9,736	$9,988

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$421	$462
Income taxes	$1,141	$1,018

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$914	$1,201
Purchase deposits transferred to property and equipment	$228	$131

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 2, 2016

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the periods ended July 2, 2016 and June 27, 2015 are unaudited. Financial information as of October 3, 2015 has been derived from the audited financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 3, 2015. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Pages 2 and 3 show the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potentially dilutive common stock equivalents. As of July 2, 2016 and June 27, 2015, no stock options were outstanding.

(3) RECENT ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Adopted

There were no recently adopted accounting pronouncements during the third quarter of our fiscal year 2016 that we believe will have a material impact on our consolidated financial statements.

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

Index

(4) INVESTMENT IN REAL PROPERTY FINANCED BY DEBT:

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

(6) DEBT:

Financed Insurance Premiums

During the thirty nine weeks ended July 2, 2016, we financed the following three (3) property and general liability insurance policies, totaling approximately $1.17 million, which property and general liability insurance includes coverage for our franchises of approximately $256,000 of the amount financed, which are not included in our consolidated financial statements:

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

Index

As of July 2, 2016, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $458,000.

(7) COMMITMENTS AND CONTINGENCIES:

Construction Contract

On March 28, 2016, we entered into a construction contract in the amount of $1,061,000 to build a new building on a parcel of real property which we own which is near the real property where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates. Our intent is to re-locate our package liquor store to the new building and to renovate and expand the restaurant into the former package liquor store space.

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

(9) BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks and thirty nine weeks ended July 2, 2016 and June 27, 2015, and identifiable assets for the two reportable segments in which we operate, are shown in the following table, in thousands. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

Index

	Thirteen Weeks Ending July 2, 2016	Thirteen Weeks Ending June 27, 2015
Operating Revenues:
Restaurants	$21,949	$20,631
Package stores	3,801	3,548
Other revenues	633	617
Total operating revenues	$26,383	$24,796

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$3,599	$2,745
Package stores	210	179
	3,809	2,924
Corporate expenses, net of other revenues	(1,398)	(977)
Income from Operations	2,411	1,947
Interest expense	(137)	(150)
Interest and other income	28	39
Income Before Income Taxes	$2,302	$1,836
Provision for Income Taxes	(531)	(445)
Net Income	1,771	1,391
Net Income Attributable to Noncontrolling Interests	(624)	(549)
Net Income Attributable to Flanigan’s Enterprises, Inc
Stockholders	$1,147	$842

Depreciation and Amortization:
Restaurants	$515	$491
Package stores	52	50
	567	541
Corporate	185	131
Total Depreciation and Amortization	$752	$672

Capital Expenditures:
Restaurants	$263	$494
Package stores	20	45
	283	539
Corporate	224	34
Total Capital Expenditures	$507	$573

Index

	Thirty Nine Weeks Ending July 2, 2016	Thirty Nine Weeks Ending June 27, 2015
Operating Revenues:
Restaurants	$64,589	$60,510
Package stores	12,155	11,672
Other revenues	1,891	1,828
Total operating revenues	$78,635	$74,010

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$7,858	$6,816
Package stores	736	868
	8,594	7,684
Corporate expenses, net of other revenue	(2,854)	(2,058)
Income from Operations	5,740	5,626
Interest expense	(421)	(462)
Interest and other income	65	72
Income Before Income Taxes	$5,384	$5,236
Provision for Income Taxes	(1,243)	(1,274)
Net Income	4,141	3,962
Net Income Attributable to Noncontrolling Interests	(1,496)	(1,289)
Net Income Attributable to Flanigan’s Enterprises, Inc.
Stockholders	$2,645	$2,673

Depreciation and Amortization:
Restaurants	$1,526	$1,485
Package stores	153	152
	1,679	1,637
Corporate	317	370
Total Depreciation and Amortization	$1,996	$2,007

Capital Expenditures:
Restaurants	$1,141	$2,894
Package stores	217	145
	1,358	3,039
Corporate	1,555	300
Total Capital Expenditures	$2,913	$3,339

	July 2,	October 3,
	2016	2015
Identifiable Assets:
Restaurants	$28,626	$29,478
Package store	4,757	4,393
	33,383	33,871
Corporate	22,838	20,751
Consolidated Totals	$56,221	$54,622

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

Index

OVERVIEW

At July 2, 2016, we (i) operated 25 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants, (one restaurant of which we operate), and three combination restaurants/package stores. The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of July 2, 2016 and as compared to June 27, 2015 and October 3, 2015. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

Types of Units	July 2, 2016	October 3, 2015	June 27, 2015
Company Owned: Combination package and restaurant	4	4	4
Restaurant only	6	6	6
Package store only	5	5	5

Company Operated Restaurants Only:
Limited Partnerships	8	8	8
Franchise	1	1	1
Unrelated Third Party	1	1	1

Company Owned Club:	1	1	1

Total Company Owned/Operated Units	26	26	26
Franchised Units	5	5	5	(1)

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

Index

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned and managed by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of available cash to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of July 2, 2016, limited partnerships owning five (5) restaurants, (Surfside, Florida, Kendall, Florida, West Miami, Florida, Pinecrest, Florida and Wellington, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to its receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	July 2, 2016		June 27, 2015
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$16,764	65.10	$15,837	65.50
Restaurant bar sales	5,185	20.14	4,794	19.83
Package store sales	3,801	14.76	3,548	14.67

.	$25,750	100.00	$24,179	100.00

Franchise related revenues	369		393
Rental income	162		138
Owner’s fee	38		37
Other operating income	64		49

Total Revenue	$26,383		$24,796

Index

	----------------------Thirty-Nine Weeks Ended-----------------------
	July 2, 2016		June 27, 2015
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$49,017	63.87	$46,329	64.18
Restaurant bar sales	15,572	20.29	14,181	19.65
Package store sales	12,155	15.84	11,672	16.17

Total Sales	$76,744	100.00	$72,182	100.00

Franchise related revenues	1,172		1,142
Rental income	428		405
Owner’s fee	113		125
Other operating income	178		156

Total Revenue	$78,635		$74,010

Comparison of Thirteen Weeks Ended July 2, 2016 and June 27, 2015.

Revenues. Total revenue for the thirteen weeks ended July 2, 2016 increased $1,587,000 or 6.40% to $26,383,000 from $24,796,000 for the thirteen weeks ended June 27, 2015 due primarily to increased menu prices and to a lesser extent increased restaurant traffic. Effective February 7, 2016 we increased certain menu prices for our bar offerings to target an increase to our total bar revenues of approximately 3.0% annually and effective February 15, 2016 we increased certain menu prices for our food offerings to target an increase to our total food revenues of approximately 3.7% annually, (the “Price Increases”).

Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants (food sales) totaled $16,764,000 for the thirteen weeks ended July 2, 2016 as compared to $15,837,000 for the thirteen weeks ended June 27, 2015. The increase in restaurant revenue from the sale of food at restaurants for the thirteen weeks ended July 2, 2016 as compared to the thirteen weeks ended June 27, 2015 is primarily due to the Price Increases and to a lesser extent increased restaurant traffic. Comparable weekly food sales (for restaurants open for all of the third quarter of our fiscal year 2016 and the third quarter of our fiscal year 2015, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $1,290,000 and $1,218,000 for the thirteen weeks ended July 2, 2016 and June 27, 2015, respectively, an increase of 5.91%. Comparable weekly food sales for Company owned restaurants was $682,000 and $638,000 for the third quarter of our fiscal year 2016 and the third quarter of our fiscal year 2015, respectively, an increase of 6.90%. Comparable weekly food sales for affiliated limited partnership owned restaurants was $608,000 and $580,000 for the third quarter of our fiscal year 2016 and the third quarter of our fiscal year 2015, respectively, an increase of 4.82%.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $5,185,000 for the thirteen weeks ended July 2, 2016 as compared to $4,794,000 for the thirteen weeks ended June 27, 2015. The increase in restaurant revenue from the sale of alcoholic beverages at restaurants for the thirteen weeks ended July 2, 2016 as compared to the thirteen weeks ended June 27, 2015 is primarily due to the Price Increases and to a lesser extent increased restaurant traffic. Comparable weekly bar sales (for restaurants open for all of the third quarter of our fiscal year 2016 and the third quarter of our fiscal year 2015, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $399,000 for the thirteen weeks ended July 2, 2016 and $369,000 for the thirteen weeks ended June 27, 2015, an increase of 8.13%. Comparable weekly bar sales for Company owned restaurants was $188,000 and $173,000 for the third quarter of our fiscal year 2016 and the third quarter of our fiscal year 2015, respectively, an increase of 8.67%. Comparable weekly bar sales for affiliated limited partnership owned restaurants was $211,000 and $196,000 for the third quarter of our fiscal year 2016 and the third quarter of our fiscal year 2015, respectively, an increase of 7.65%.

Index

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores (package store sales) totaled $3,801,000 for the thirteen weeks ended July 2, 2016 as compared to $3,548,000 for the thirteen weeks ended June 27, 2015, an increase of $253,000. This increase was primarily due to increased package liquor store traffic. The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the third quarter of our fiscal years 2016 and 2015), was $292,000 for the thirteen weeks ended July 2, 2016 as compared to $273,000 for the thirteen weeks ended June 27, 2015, an increase of 6.96%. We expect package liquor store sales to remain stable throughout the balance of our fiscal year 2016.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended July 2, 2016 increased $1,123,000 or 4.91% to $23,972,000 from $22,849,000 for the thirteen weeks ended June 27, 2015. The increase was primarily due to an expected general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2016 for the same reasons. Operating costs and expenses decreased as a percentage of total sales to approximately 90.86% in the third quarter of our fiscal year 2016 from 92.15% in the third quarter of our fiscal year 2015.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food sales and bar sales for the thirteen weeks ended July 2, 2016 increased to $14,346,000 from $13,234,000 for the thirteen weeks ended June 27, 2015. Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of restaurant food sales and bar sales), was 65.36% for the thirteen weeks ended July 2, 2016 and 64.15% for the thirteen weeks ended June 27, 2015. The increase in gross profit margin for food sales and bar sales was due primarily to the Price Increases. We anticipate that our gross profit margin for restaurant food and bar sales will remain stable throughout the balance of our fiscal year 2016 due to the Price Increases, offset by higher food costs.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended July 2, 2016 increased to $1,065,000 from $1,035,000 for the thirteen weeks ended June 27, 2015. Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), for package store sales was 28.01% for the thirteen weeks ended July 2, 2016 and 29.17% for the thirteen weeks ended June 27, 2015. We anticipate that the gross profit margin for package store sales will be stable throughout the balance of our fiscal year 2016.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended July 2, 2016 increased $503,000 or 6.69% to $8,024,000 from $7,521,000 for the thirteen weeks ended June 27, 2015. Higher payroll and related costs for the thirteen weeks ended July 2, 2016 were primarily due to higher restaurant sales, which require additional payroll and related costs for employees such as cooks, bartenders and servers. Payroll and related costs as a percentage of total sales was 30.41% in the third quarter of our fiscal year 2016 and 30.33% of total sales in the third quarter of our fiscal year 2015.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended July 2, 2016 increased $118,000 or 9.53% to $1,356,000 from $1,238,000 for the thirteen weeks ended June 27, 2015. We anticipate that our occupancy costs will remain stable throughout the balance of our fiscal year 2016.

Index

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended July 2, 2016 increased $73,000 or 1.75% to $4,253,000 from $4,180,000 for the thirteen weeks ended June 27, 2015. Selling, general and administrative expenses decreased as a percentage of total sales in the third quarter of our fiscal year 2016 to approximately 16.12% as compared to 16.86% in the third quarter of our fiscal year 2015. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2016 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense, which is included in selling, general and administrative expenses, for the thirteen weeks ended July 2, 2016 increased $80,000 or 11.90% to $752,000 from $672,000 for the thirteen weeks ended June 27, 2015. As a percentage of total revenue, depreciation and amortization expense was 2.85% of revenue in the thirteen weeks ended July 2, 2016 and 2.71% of revenue in the thirteen weeks ended June 27, 2015.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended July 2, 2016 decreased $13,000 to $137,000 from $150,000 for the thirteen weeks ended June 27, 2015.

Net Income. Net income for the thirteen weeks ended July 2, 2016 increased $380,000 or 27.32% to $1,771,000 from $1,391,000 for the thirteen weeks ended June 27, 2015. Net income for the thirteen weeks ended July 2, 2016 increased when compared to the thirteen weeks ended June 27, 2015 primarily due to the Price Increases and to a lesser extent increased restaurant traffic, offset by higher food costs and overall expenses. As a percentage of sales, net income for the third quarter of our fiscal year 2016 is 6.71%, as compared to 5.61% in the third quarter of our fiscal year 2015.

Net Income Attributable to Stockholders. Net income attributable to stockholders for the thirteen weeks ended July 2, 2016 increased $305,000 or 36.22% to $1,147,000 from $842,000 for the thirteen weeks ended June 27, 2015. Net income attributable to stockholders for the thirteen weeks ended July 2, 2016 increased when compared to the thirteen weeks ended June 27, 2015 primarily due to the Price Increases and to a lesser extent increased restaurant traffic, offset by higher food costs and overall expenses. As a percentage of sales, net income attributable to stockholders for the third quarter of our fiscal year 2016 is 4.35%, as compared to 3.40% in the third quarter of our fiscal year 2015.

Comparison of Thirty-Nine Weeks Ended July 2, 2016 and June 27, 2015.

Revenues. Total revenue for the thirty nine weeks ended July 2, 2016 increased $4,625,000 or 6.25% to $78,635,000 from $74,010,000 for the thirty nine weeks ended June 27, 2015 due primarily to the Price Increases and to a lesser extent increased restaurant traffic.

Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants (food sales) totaled $49,017,000 for the thirty nine weeks ended July 2, 2016 as compared to $46,329,000 for the thirty nine weeks ended June 27, 2015. The increase in restaurant revenue from the sale of food from restaurants for the thirty nine weeks ended July 2, 2016 as compared to the thirty nine weeks ended June 27, 2015 is primarily due to Price Increases and to a lesser extent increased restaurant traffic. Comparable weekly food sales (for restaurants open for all of the thirty nine weeks of our fiscal years 2016 and 2015, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $1,257,000 and $1,188,000 for the thirty nine weeks ended July 2, 2016 and June 27, 2015, respectively, an increase of 5.81%. Comparable weekly food sales for Company owned restaurants was $667,000 and $621,000 for the thirty nine weeks ended July 2, 2016 and June 27, 2015, respectively, an increase of 7.41%. Comparable weekly food sales for affiliated limited partnership owned restaurants was $590,000 and $567,000 for the thirty nine weeks ended July 2, 2016 and July 27, 2015, respectively, an increase of 4.06%.

Index

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $15,572,000 for the thirty nine weeks ended July 2, 2016 as compared to $14,181,000 for the thirty nine weeks ended June 27, 2015. The increase in restaurant revenue from the sale of alcoholic beverages from restaurants for the thirty nine weeks ended July 2, 2016 as compared to the thirty nine weeks ended June 27, 2015 is primarily due to the Price Increases and to a lesser extent increased restaurant traffic. Comparable weekly bar sales (for restaurants open for all of the thirty nine weeks of our fiscal years 2016 and 2015, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $399,000 for the thirty nine weeks ended July 2, 2016 and $364,000 for the thirty nine weeks ended June 27, 2015, an increase of 9.61%. Comparable weekly bar sales for Company owned restaurants was $189,000 and $171,000 for the thirty nine weeks ended July 2, 2016 and June 27, 2015, respectively, an increase of 10.53%. Comparable weekly bar sales for affiliated limited partnership owned restaurants was $210,000 and $193,000 for the thirty nine weeks ended July 2, 2016 and June 27, 2015, respectively, an increase of 8.81%.

Package Store Sales. Revenue generated from sales of liquor and related items at package stores (package store sales) totaled $12,155,000 for the thirty nine weeks ended July 2, 2016 as compared to $11,672,000 for the thirty nine weeks ended June 27, 2015, an increase of $483,000. This increase was primarily due to increased package liquor store traffic. The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the thirty nine weeks of our fiscal years 2016 and 2015) was $312,000 and $299,000 for the thirty nine weeks ended July 2, 2016 and June 27, 2015, respectively, an increase of 4.35%. Package liquor store sales are expected to remain stable throughout the balance of our fiscal year 2016.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirty nine weeks ended July 2, 2016 increased $4,511,000 or 6.60% to $72,895,000 from $68,384,000 for the thirty nine weeks ended June 27, 2015. The increase was primarily due to an expected general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2016 for the same reasons. Operating costs and expenses increased as a percentage of total sales to approximately 92.70% for the thirty nine weeks ended July 2, 2016 from 92.40% for the thirty nine weeks ended June 27, 2015.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for the thirty nine weeks ended July 2, 2016 increased to $42,046,000 from $38,953,000 for the thirty nine weeks ended June 27, 2015. Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of food sales and bar sales), was 65.10% for the thirty nine weeks ended July 2, 2016 and 64.37% for the thirty nine weeks ended June 27, 2015. The increase in gross profit margin for food sales and bar sales was due primarily to the Price Increases. We anticipate that our gross profit margin for restaurant food and bar sales will remain stable throughout the balance of our fiscal year 2016 due to the Price Increases, offset by higher food costs.

Package Store Sales. Gross profit for package store sales for the thirty nine weeks ended July 2, 2016 increased to $3,471,000 from $3,397,000 for the thirty nine weeks ended June 27, 2015. Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), was 28.56% for the thirty nine weeks ended July 2, 2016 compared to 29.10% for the thirty nine weeks ended June 27, 2015. We anticipate that the gross profit margin for package store sales will remain stable throughout the balance of our fiscal year 2016.

Index

Payroll and Related Costs. Payroll and related costs for the thirty nine weeks ended July 2, 2016 increased $1,819,000 or 8.18% to $24,064,000 from $22,245,000 for the thirty nine weeks ended June 27, 2015. Higher payroll and related costs for the thirty nine weeks ended July 2, 2016 were primarily due to higher restaurant sales which require additional payroll and related costs for employees such as cooks, bartenders and servers. Payroll and related costs as a percentage of total sales was 30.60% for the thirty nine weeks ended July 2, 2016 and 30.06% of total sales for the thirty nine weeks ended June 27, 2015.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirty nine weeks ended July 2, 2016 increased $384,000 or 10.64% to $3,993,000 from $3,609,000 for the thirty nine weeks ended June 27, 2015. We anticipate that our occupancy costs will remain stable throughout our fiscal year 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirty nine weeks ended July 2, 2016 increased $913,000 or 7.19% to $13,611,000 from $12,698,000 for the thirty nine weeks ended June 27, 2015. Selling, general and administrative expenses increased as a percentage of total sales for the thirty nine weeks ended July 2, 2016 to 17.31% as compared to 17.16% for the thirty nine weeks ended June 27, 2015. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2016 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense, which is included in selling, general and administrative expenses, for the thirty nine weeks ended July 2, 2016 decreased $11,000 or 0.55% to $1,996,000 from $2,007,000 for the thirty nine weeks ended June 27, 2015. As a percentage of revenue, depreciation and amortization expense was 2.54% of revenue in the thirty nine weeks ended July 2, 2016 and 2.71% of revenue in the thirty nine weeks ended June 27, 2015.

Interest Expense, Net. Interest expense, net, for the thirty nine weeks ended July 2, 2016 decreased $41,000 to $421,000 from $462,000 for the thirty nine weeks ended June 27, 2015.

Net Income. Net income for the thirty nine weeks ended July 2, 2016 increased $179,000 or 4.52% to $4,141,000 from $3,962,000 for the thirty nine weeks ended June 27, 2015. Net income for the thirty nine weeks ended July 2, 2016 increased when compared to the thirty nine weeks ended June 27, 2015 primarily due to the Price Increases and to a lesser extent increased restaurant traffic, offset partially by higher food costs and overall expenses. As a percentage of sales, net income for the thirty nine weeks ended July 2, 2016 is 5.27%, as compared to 5.35% for the thirty nine weeks ended June 27, 2015.

Net Income Attributable to Stockholders. Net income attributable to stockholders for the thirty nine weeks ended July 2, 2016 decreased $28,000 or 1.05% to $2,645,000 from $2,673,000 for the thirty nine weeks ended June 27, 2015. Net income attributable to stockholders for the thirty nine weeks ended July 2, 2016 decreased when compared to the thirty nine weeks ended June 27, 2015 primarily due to higher food costs and overall expenses, offset partially by the Price Increases and to a lesser extent increased restaurant traffic. As a percentage of sales, net income attributable to stockholders for the thirty nine weeks ended July 2, 2016 is 3.36%, as compared to 3.61% for the thirty nine weeks ended June 27, 2015.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During the thirty nine weeks ended July 2, 2016, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

Index

Menu Price Increases and Trends

Effective February 7, 2016 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 3.0% annually and effective February 15, 2016 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 3.7% annually to offset higher food costs and higher overall expenses. The last time we increased menu prices was in the third quarter of our fiscal year 2012 and we plan to limit further menu price increases as long as possible. During the next twelve months, although there can be no assurances, we expect that as a result of increased menu prices, restaurant and bar sales should increase resulting in increased gross profit for restaurant food and bar operations, which in turn should positively affect our net income. We anticipate that our package liquor store sales and gross profit margin for package liquor store sales will remain stable during our fiscal year 2016. We also plan to continue our increased advertising to attract and retain our customers against increased competition.

We do not have a new “Flanigan’s Seafood Bar and Grill” restaurant in the development stage, but continue to search for new locations to open restaurants and thereby expand our business. We may expand “The Whale’s Rib” restaurant concept that we manage in Deerfield Beach, Florida with a new restaurant in the early development stage in the Flanigan’s Calusa Center in Miami, Florida. We have the right to open new restaurant locations using ‘The Whale’s Rib” concept, including trademark, through a license arrangement with the owner. Any new locations will likely be opened using our limited partnership ownership model.

We are not actively searching for locations for the operation of new package liquor stores, but if an appropriate location for a package liquor store becomes available, we will consider it.

Liquidity and Capital Resources

We fund our operations through cash from operations. As of July 2, 2016, we had cash of approximately $9,736,000, an increase of $469,000 from our cash balance of $9,267,000 as of October 3, 2015. During the second quarter of our fiscal year 2016, we paid on April 1, 2016 a dividend of $.18 per share and during the first quarter of our fiscal year 2016, we used $922,500 to purchase the real property and improvements located at 1290 East Commercial Boulevard, Oakland Park, Broward County, Florida and the vacant real property located at 4990 N.E. 12th Avenue, Oakland Park, Broward County, Florida. We believe that our current cash availability from our cash on hand and the expected cash from operations will be sufficient to fund operations and capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the thirty-nine weeks ended July 2, 2016 and June 27, 2015.

Index

	---------Thirty-Nine Weeks Ended--------
	July 2, 2016	June 27, 2015
	(in Thousands)

Net cash provided by operating activities	$6,775	$9,579
Net cash used in investing activities	(2,822)	(3,178)
Net cash used in financing activities	(3,484)	(4,512)

Net Increase in Cash and Cash Equivalents	469	1,889

Cash and Cash Equivalents, Beginning	9,267	8,099

Cash and Cash Equivalents, Ending	$9,736	$9,988

During the thirty nine weeks ended July 2, 2016, our Board of Directors declared and paid a cash dividend of 18 cents per share to shareholders of record on March 18, 2016. During the thirty nine weeks ended June 27, 2015, our Board of Directors declared and paid a cash dividend of 15 cents per share to shareholders of record on January 16, 2015. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During the thirty nine weeks ended July 2, 2016, we acquired property and equipment of $2,913,000, (of which $228,000 was deposits recorded in other assets as of October 3, 2015), which amount included $922,500 to purchase the real property and improvements located at 1290 East Commercial Boulevard, Oakland Park, Broward County, Florida and the vacant real property located at 4990 N.E. 12th Avenue, Oakland Park, Broward County, Florida and $239,000 for one (1) limited partnership and one (1) Company owned restaurants. During the thirty nine weeks ended June 27, 2015, we acquired property and equipment of $3,339,000, (of which $131,000 was deposits recorded in other assets as of September 27, 2014), during the thirty nine weeks ended June 27, 2015, which amount included $1,500,000 to purchase the vacant real property adjacent to the real property we own where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) operates and which amount included $376,000 for one (1) limited partnership and three (3) Company owned restaurants.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2016 to be approximately $350,000, of which $239,000 has been spent through July 2, 2016.

Long Term Debt

As of July 2, 2016, we had long term debt of $10,708,000, as compared to $12,024,000 as of June 27, 2015, and $11,380,000 as of October 3, 2015. As of July 2, 2016, we are in compliance with the covenants of all loans with our lender.

As of July 2, 2016, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $458,000.

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended July 2, 2016, June 27, 2015 and our fiscal year ended October 3, 2015.

Item	July 2, 2016	June 27, 2015	Oct. 3, 2015
	(in thousands)

Current Assets	$14,593	$14,786	$13,717
Current Liabilities	10,533	12,154	10,649
Working Capital	$4,060	$2,632	$3,068

Our working capital as of July 2, 2016 increased by 54.26% from our working capital as of June 27, 2015 and increased by 32.33% from our working capital as of October 3, 2015. During the first quarter of our fiscal year 2016, we used $922,500 to purchase the real property and improvements located at 1290 East Commercial Boulevard, Oakland Park, Broward County, Florida and the vacant real property located at 4990 N.E. 12th Avenue, Oakland Park, Broward County, Florida. During the second quarter of our fiscal year 2015, we used $1,500,000 to purchase the vacant real property adjacent to the real property we own where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) operates.

During the balance of our fiscal year 2016 and into our fiscal year 2017, we intend to use working capital to build a new building on a parcel of real property we own which is near the real property where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates. Our intent is to re-locate our package liquor store to the new building and to renovate and expand the restaurant into the former package liquor store space. We estimate that the renovation and relocation, including the de-novo development of the new building will cost approximately $2,500,000, of which we intend to finance a part. There can be no assurances as to the timing of the renovation, relocation or de-novo development or whether we will pursue it at all, due to among other reasons, the availability of reasonable financing terms or adverse business results.

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

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of July 2, 2016 we held no equity securities.

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

At July 2, 2016, we had four variable rate debt instruments outstanding that are impacted by changes in interest rates. In July, 2010, we re-financed the mortgage loan encumbering our corporate offices (the “Refinanced Mortgage Loan”). In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”). In January, 2013, we re-financed the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”) and borrowed $1,595,000 from a non affiliated third party lender, (the “$1.595M Term Loan”), and used all of the net proceeds of this loan to re-finance the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates.

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following four (4) interest rate swap agreements:

(i) One (1) interest rate swap agreement entered into July, 2010 relates to the Refinanced Mortgage Loan (the “Mortgage Loan Swap”). The Mortgage Loan Swap requires us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount. Under this method of accounting, at July 2, 2016, we determined that based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender, the swap is not an effective hedging agreement, however the fair value of the Mortgage Loan Swap was not material;

(ii) The second interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at July 2, 2016, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

(iii) The third interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at July 2, 2016, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

Index

(iv) The fourth interest rate swap agreement entered into in January, 2013 relates to the $1.595M Term Loan (the “$1.595M Term Loan Swap”). The $1.595M Term Loan Swap requires us to pay interest for a forty two (42) month period at a fixed rate of 4.00% on an initial amortizing notional principal amount of $1,595,000, while receiving interest for the same period at LIBOR – 1 Month, plus 3.25%, on the same amortizing notional principal amount. We determined that at July 2, 2016, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

At July 2, 2016, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

As of July 2, 2016, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934) . Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of July 2, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirteen weeks ended July 2, 2016 and June 27, 2015, we did not purchase any shares of our common stock. As of July 2, 2016, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

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

FLANIGAN'S ENTERPRISES, INC.

Date: August 16, 2016	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)