Form 10-K
period 2016-10-01
FLANIGANS ENTERPRISES INC
filed 2016-12-23
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2016

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $15,628,000 as of April 2, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock as reported on the NYSE MKT of $19.00.

There were 1,858,647 shares of the Registrant's Common Stock, $0.10 par value, outstanding as of December 22, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the Registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

Item 13	Certain Relationships and Related Transactions, and Director Independence.	50

Item 14	Principal Accounting Fees and Services	51

PART IV

Item 15	Exhibits and Financial Statement Schedules.	51

Item 16	Form 10-K Summary	51

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

General

At October 1, 2016, we (i) operated 25 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurants/package liquor stores. The table below provides information concerning the type (i.e. restaurant, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of October 1, 2016 and as compared to October 3, 2015. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

	FISCAL	FISCAL
	YEAR	YEAR
	2016	2015	NOTE NUMBER
TYPES OF UNITS
Company Owned:
Combination package liquor
store and restaurant	4	4
Restaurant only	6	6
Package liquor store only	5	5

Company Managed
Restaurants Only:
Limited partnerships	8	8
Franchise	1	1
Unrelated Third Party	1	1

Company Owned Club:	1	1
TOTAL - Company
Owned/Operated Units:	26	26

FRANCHISED - units	5	5	(1)

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

During our fiscal year 1987, we began renovating our lounges to provide full restaurant food service, and subsequently renovated and added food service to most of our lounges. Food sales currently represent approximately 76.0% and bar sales approximately 24.0% of our total restaurant sales.

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

Generally, the terms of the limited partnership agreements provide that until the investors’ cash investment in a limited partnership (including any cash invested by us) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant, as a return of capital, up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee and one-half (1/2) to the investors, (including us), pro-rata based on the investors’ investment, as a return of capital. Once all of the investors, (including us), have received, in full, amounts equal to their cash invested, an annual management fee becomes payable to us equal to one-half (½) of cash available to be distributed, with the other one half (½) of available cash distributed to the investors (including us), as a profit distribution, pro-rata based on the investors’ investment. As of October 1, 2016, limited partnerships owning five (5) restaurants, (Surfside, Florida, Kendall, Florida, West Miami, Florida, Pinecrest, Florida and Wellington, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our “Flanigan’s Seafood Bar and Grill” service mark, which use is authorized while we act as general partner only. This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears. Whether we will have any additional restaurants under development in the future will be dependent, among other things, on market conditions and our ability to raise capital. We anticipate that we will continue to form limited partnerships to raise funds to own and operate restaurants under our service mark “Flanigan’s Seafood Bar and Grill” using the same or substantially similar financial arrangements.

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

Pembroke Pines, Florida

We are the sole general partner and a 23% limited partner in this limited partnership which has owned and operated a restaurant in Pembroke Pines, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 29, 2007. 23.8% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2016, this limited partnership has returned to its investors approximately 75.0% of their initial cash invested, increased from approximately 62.0% as of the end of our fiscal year 2015.

Davie, Florida

We are the sole general partner and a 49% limited partner in this limited partnership which has owned and operated a restaurant in Davie, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since July 28, 2008. 12.3% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2016, this limited partnership has returned to its investors approximately 70.5% of their initial cash invested, increased from approximately 60.5% as of the end of our fiscal year 2015.

Miami, Florida

We are the sole general partner and a 5% limited partner in this limited partnership which has owned and operated a restaurant in Miami, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since December 27, 2012. 26.8% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2016, this limited partnership has returned to its investors approximately 71.0% of their initial cash invested, increased from approximately 42.0% as of the end of our fiscal year 2015.

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

Management Agreement for “The Whale’s Rib” Restaurant

Since January, 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant. For our fiscal years ended October 1, 2016 and October 3, 2015, we generated $442,000 and $500,000 of revenue, respectively from providing these management services.

Adult Entertainment Club

We own, but do not operate, an adult entertainment nightclub located in Atlanta, Georgia which operates under the name “Mardi Gras”. We have a management agreement with an unaffiliated third party to manage the club. Under our management agreement, the unaffiliated third party management firm is obligated to pay us an annual amount, paid monthly, equal to the greater of $150,000 or ten (10%) percent of gross sales from the club, offset by one-half (1/2) of any rental increases, provided our fees will never be less than $150,000 per year. For our fiscal years ended October 1, 2016 and October 3, 2015, we generated $150,000 and $163,000 of revenue, respectively, from the operation of the club.

Operations and Management

We emphasize systematic operations and control of all package liquor stores and restaurants regardless of whether we own, franchise or manage the unit. Each unit has its own manager who is responsible for monitoring inventory levels, supervising sales personnel, food preparation and service in restaurants and generally assuring that the unit is managed in accordance with our guidelines and procedures. We have in effect an incentive cash bonus program for our managers and salespersons based upon various performance criteria. Our operations are supervised by supervisors, who visit units to provide on-site management and support. There are three supervisors responsible for package liquor store operations and five supervisors responsible for restaurant operations.

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

During our fiscal years 2016 and 2015, no significant pending matters have been initiated concerning any of our licenses which might be expected to result in a revocation of a liquor license or other significant actions against us.

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

General Liability Insurance

We have general liability insurance which incorporates a semi-self-insured plan under which we assume the full risk of the first $50,000 of exposure per occurrence, while the limited partnerships assume the full risk of the first $10,000 of exposure per occurrence. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During our fiscal year 2016 we were able to purchase excess liability insurance at a reasonable premium, whereby our excess insurance carrier is responsible for $6,000,000 coverage above our primary general liability insurance coverage. With the exception of one (1) limited partnership which has higher general liability insurance coverage to comply with the terms of its lease for the business premises, we are un-insured against liability claims in excess of $7,000,000 per occurrence and in the aggregate.

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

Property Insurance; Windstorm Insurance; Deductibles

For the policy year beginning December 30, 2015, our property insurance is a one (1) year policy with an unaffiliated third party insurance carrier, including coverage for properties leased by us and our consolidated limited partnerships, and provides for full insurance coverage for property losses, including those caused by windstorm, such as a hurricane. We are in discussions to secure property insurance for the period commencing after the expiration of the current policy. For property losses caused by windstorm, the property insurance has fixed deductibles per location, per occurrence. For all other property losses, the property insurance has deductibles of $10,000 per location, per occurrence. The one (1) year property insurance premium is in the amount of $504,000, of which $404,000 is financed through an unaffiliated third party lender. The finance agreement provides that we are obligated to repay the amount financed, together with interest at the rate of 2.95% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of approximately $41,000. The finance agreement is secured by a security interest in the insurance policy, all unearned premium, return premium, dividend payments and loss payments thereof.

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

Our restaurants compete directly or indirectly with many well-established competitors, both nationally and locally owned. Due to the competitive nature of the hospitality industry, we have limited our menu price increases. In February 2016, we increased certain menu prices for our bar offerings to target an increase to our total bar revenues of approximately 3.0% annually and we also increased certain restaurant menu prices for our food offerings to target an increase to our total food revenues of approximately 3.7% annually. During our fiscal year 2015 we did not raise our menu prices, nor did we raise our bar prices. We believe that we have a competitive position in our market because of widespread consumer recognition of the "Flanigan’s Seafood Bar and Grill" name.

We have many well-established competitors, both nationally and locally owned, with substantially greater financial resources than we do. Their resources and market presence may provide advantages in marketing, purchasing and negotiating leases. We compete with other restaurant and retail establishments for sites and finding management personnel.

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

Employees

As of our fiscal year end 2016, we employed 1,714 persons, of which 1,029 were full-time and 685 were part-time. Of these, 40 were employed at our corporate offices in administrative capacities and 11 were employed in maintenance. Of the remaining employees, 55 were employed in package liquor stores and 1,608 in restaurants.

None of our employees are represented by collective bargaining organizations. We consider our labor relations to be favorable.

EXECUTIVE OFFICERS

	Positions and Offices		Office or Position
Name	Currently Held	Age	Held Since

James G. Flanigan	Chairman of the Board	52	(1)
	of Directors, Chief
	Executive Officer and
	President

August Bucci	Chief Operating Officer	72	2002
	and Executive Vice
	President

Jeffrey D. Kastner	Chief Financial Officer,	63	(2)
	General Counsel and
	Secretary

Christopher O’Neil	Vice President of Package	51	2016
	Operations

(1)	Chairman of the Board of Directors, Chief Executive Officer since 2005; President since 2002.

(2)	Chief Financial Officer since 2004; Secretary since 1995; and General Counsel since 1982.

Flanigan’s 401(k) Plan

Effective July 1, 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and/or matching contributions. During our fiscal years ended October 1, 2016 and October 3, 2015, the Board of Directors approved discretionary matching contributions totaling $43,000 and $35,000, respectively.

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

While future sales growth will depend substantially on our opening new restaurants, changes in comparable restaurant sales (which represent the change in period-over-period sales for restaurants) will also affect our sales growth and will continue to be a critical factor affecting profit growth. This is because the profit margin on comparable restaurant sales is generally higher, as comparable restaurant sales increases enable fixed costs to be spread over a higher sales base. Conversely, declines in comparable restaurant sales can have a significant adverse effect on profitability due to the loss of the positive impact on profit margins associated with comparable restaurant sales increases. There is no assurance that comparable restaurant sales will increase in fiscal year 2017 due to, among other things, ongoing consumer and economic uncertainty.

Our ability to increase comparable restaurant sales depends on many factors, including:

— perceptions of the Flanigans’ brand;

— competition, especially from an increasing number of competitors in the fast casual segment of the restaurant industry and from other restaurants whose strategies overlap ours;

— executing our strategies effectively, including our marketing and branding strategies;

— changes in consumer preferences and discretionary spending; and

— our ability to increase menu prices without adversely affecting our existing business;

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

Our Business Could Be Materially Adversely Affected If We Are Unable To Expand In A Timely And Profitable Manner

To grow successfully, we must open new restaurants on a timely and profitable basis. We have experienced delays in restaurant openings from time to time and may experience delays in the future. During our fiscal years 2016 and 2015 we had no new restaurants under development. We currently do not have any new restaurants under development.

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

Nutrition and Food Regulation

In recent years there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry including nutrition and advertising practices. Restaurants operating in the quick-service and fast-casual segments have been a particular focus. For example, the State of California, New York City and a number of other jurisdictions around the U.S. have adopted regulations requiring that chain restaurants include calorie information on their menus and/or make other nutritional information available and nation-wide nutrition disclosure requirements included in the U.S. health care reform law went into effect as of December 1, 2015. These nutrition disclosure requirements may increase our expenses or slow customers as they select their food and beverage choices decreasing our throughput. These initiatives may also change customer buying habits in a way that adversely impacts our sales.

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

Our Success May Depend on the Continued Service and Availability of Key Personnel.

Our Chairman and Chief Executive Officer and President, James Flanigan has been the principal architect of our business strategy since 2002. August Bucci and Jeffrey Kastner, our Chief Operating Officer and Chief Financial Officer, respectively, have also served with us since 2002 in the case of Mr. Bucci and since 1985 in the case of Mr. Kastner, and much of our growth has occurred under their direction as well. We believe our executive officers have created an employee culture, food culture and business strategy at our company that has been critical to our success and that may be difficult to replicate under another management team. We also believe that it may be difficult to locate and retain executive officers who are able to grasp and implement our unique strategic vision. If our company culture were to deteriorate following a change in leadership, or if a new management team were to be unsuccessful in executing our strategy or were to change important elements of our current strategy, our growth prospects or future operating results may be adversely impacted.

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

(iv) a 4,500 square foot stand-alone building located in Hollywood, Florida that we purchased in October, 2009 and which since March, 1972 has housed our Hollywood, Florida Company-owned combination restaurant and package liquor store (Store #19) and the vacant parcel of real property adjacent thereto which we purchased in February, 2015;

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

(vii) a 23,678 square foot two building shopping center in Miami, Florida that we purchased in November, 2011; one building, approximately 18,828 square feet, is leased to twelve unaffiliated third parties and the second stand-alone building, approximately 4,850 square feet, has housed our Kendall, Florida based restaurant since April 4, 2000, which is owned by our affiliated limited partnership (Store #70);

(viii) a 6,400 square foot building in Fort Lauderdale, Florida that we purchased in February, 2014, 4,000 square feet of which has been leased to a related franchisee (Store #15) since April 1, 1997 and the balance (2,400 square feet) of which we use as storage; and

(ix)        a 6,000 square foot stand-alone building in Fort Lauderdale, Florida and the vacant real property diagonally adjacent that we purchased in October, 2015, which we use as office and warehouse space, covered parking for our food truck and as a storage yard.

All of our units require periodic refurbishing in order to remain competitive. We have budgeted $900,000 for our refurbishing program for fiscal year 2017. See Item 7, "Liquidity and Capital Resources" for discussion of the amounts spent in fiscal year 2016.

The following table summarizes information related to the properties upon which our operations are conducted:

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Big Daddy's Liquors #4	1,978	N/A	Company	3/1/02 to 2/28/27
Flanigan's Enterprises				and Options to
Inc. (6)				2/28/47
7003 Taft Street
Hollywood, FL

Big Daddy's Liquors #7	1,450	N/A	Company	11/1/00 to 10/31/20
Flanigan's Enterprises,				and Option to
Inc. (10)				10/31/25
1550 W. 84th Street
Hialeah, FL

Big Daddy's Liquors #8	4,084	N/A	Company	5/1/99 to 4/30/19
Flanigan's Enterprises,				and Options to
Inc.				4/30/29
959 State Road 84
Fort Lauderdale, FL

Flanigan’s Seafood	4,300	130	Company	1/1/10 to 12/31/19
Bar and Grill #9				and Option to
Flanigan’s Enterprises, Inc.				12/31/24
1550 W. 84th Street
Hialeah, FL

Flanigan's Legends	5,000	150	Franchise	1/4/00 to 1/3/20
Seafood Bar and Grill #11				and Option to
11 Corporation (1)				1/3/25
330 Southern Blvd.
W. Palm Beach, FL

Flanigan's Seafood	5,000	180	Company	11/15/92 to
Bar and Grill #12				11/15/18 and
Flanigan’s Enterprises, Inc.				Options to
2405 Tenth Ave. North				11/15/38
Lake Worth, FL

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Flanigan's Seafood	3,320	90	Franchise	6/1/79 to 6/1/19
Bar and Grill #14				Option to 6/1/24
Big Daddy's #14, Inc. (1)(2)(5)
2041 NE Second St.
Deerfield Beach, FL

Flanigan’s Seafood	4,000	90	Franchise/	1/1/09 to 8/31/21
Bar and Grill #15			Limited	Options to 8/31/36
CIC Investors #15 Ltd.(1)(9)			Partnership
1479 E. Commercial Blvd.
Ft. Lauderdale, FL

Flanigan's Seafood	4,500	200	Franchise	2/15/72 to 12/31/20
Bar and Grill #18				Options to 12/31/35
Twenty Seven Birds Corp. (1)(2)
2721 Bird Avenue
Miami, FL

Big Daddy's Liquors #18	3,000	N/A	Franchise	2/15/72 to 12/31/20
Twenty Seven Birds Corp. (1)(2)				Options to 12/31/35
2988 S.W. 27th Avenue
Miami, FL

Flanigan’s Seafood	4,500	160	Company	Company-Owned
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
and Grill #33
Flanigan’s Enterprises, Inc.
45 S. Federal Highway
Boca Raton, FL

Big Daddy's Liquors #34	3,000	N/A	Company	5/29/97 to 5/28/17
Flanigan's Enterprises, Inc.				Options to 5/28/37
9494 Harding Ave.
Surfside, FL

Flanigan's Seafood	4,600	140	Company	4/1/71 to 12/31/20
Bar and Grill #40,				Option to Purchase
Flanigan's Enterprises, Inc.				on 12/31/2020
5450 N. State Road 7
N. Lauderdale, FL

Piranha Pat's #43	4,500	90	Franchise	12/1/72 to 11/30/17
BD 43 Corporation (1)(2)				Option to 11/30/22
2500 E. Atlantic Blvd.
Pompano Beach, FL

Big Daddy's Liquors #47	6,000	N/A	Company	12/21/68 to 1/1/20
Flanigan's Enterprises,				Options to 1/1/50
Inc. (3)
8600 Biscayne Blvd.
Miami, FL

Flanigan’s Seafood	8,000	200	Limited	06/01/91 to 5/31/21
Bar and Grill #13,			Partnership
CIC Investors #13, Ltd.
11415 S. Dixie Highway
Pinecrest, FL

Flanigan’s Seafood	4,000	200	Limited	10/24/06 to 10/23/21
Bar and Grill #50,			Partnership	Options to 10/23/31
CIC Investors #50, Ltd.
17185 Pines Boulevard
Pembroke Pines, FL

Flanigan’s Seafood	5,900	200	Limited	1/5/07 to 12/31/21
Bar and Grill #55			Partnership	Options to 12/31/31
CIC Investors #55, Ltd.
2190 S. University Drive
Davie, Florida

Flanigan's Seafood	6,800	200	Limited	8/1/97 to 12/31/21
Bar and Grill #60			Partnership
CIC Investors #60 Ltd.
9516 Harding Avenue

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Surfside, FL

Flanigan’s Seafood	6,128	200	Limited	5/01/05 to 6/30/20
Bar and Grill #65			Partnership	Options to 3/31/25
CIC Investors #65, Ltd.
2335 State Road 7, Suite 100
Wellington, FL

Flanigan's Seafood	4,850	161	Limited	4/1/00 to 3/31/20
Bar and Grill #70			Partnership	Options to 3/31/30
CIC Investors #70 Ltd.
12790 SW 88 St
Miami, FL

Flanigan’s Seafood	7,000	200	Company	5/1/10 to 4/30/21
Bar and Grill #75 (11)				Options to 4/30/31
Flanigan’s Enterprises, Inc.
950 S. Federal Highway
Stuart, FL

Flanigan's Seafood	5,000	165	Limited	6/15/01 to 12/14/19
Bar and Grill #80			Partnership	Options to 12/14/39
CIC Investors #80 Ltd.
8695 N.W. 12th St
Miami, FL

Flanigan's Seafood	4,300	200	Limited	4/1/11 to 3/31/26
Bar and Grill #90			Partnership	Option to 3/31/31
CIC Investors #90 Ltd.
9857 S.W. 40th Street
Miami, FL

Flanigan's Seafood	5,700	235	Company	7/29/01 to 10/1/17
Bar and Grill #95
Flanigan’s Enterprises, Inc.
2460 Weston Road
Weston, FL

Mardi Gras	10,000	400	Company	4/30/06 to 4/30/21
Flanigan’s Enterprises,				Option to 4/30/26
Inc., #600 (4)(7)
Powers Ferry Landing
Atlanta, GA

Flanigan’s Calusa	28,000 sq. ft. shopping center			Company owned
Center, LLC (8)
12750 – 12790 S.W. 88th Street
Miami, Florida

(1)	Franchised by Company.

(2)	Lease assigned to franchisee.

(3)	In 1974, we sold and assigned the underlying ground lease to unaffiliated third parties and simultaneously subleased it back. As of October 1, 2016, we have purchased from the unaffiliated third parties and own 52% of the underlying ground lease and our sublease agreement. As a result, we pay all rent due under the ground lease, but only 48% of the rent due under the sublease agreement.

(4)	Location managed by an unaffiliated third party.

(5)	Effective December 1, 1998, we purchased the Management Agreement to operate the franchised restaurant for the franchisee.

(6)	Ground lease executed by us on September 25, 2001. We constructed a 4,120 square foot building, of which 1,978 square feet is used by us for the operation of a package liquor store and the other 2,142 square feet is subleased to an unaffiliated third party as retail space. The package liquor store opened for business on November 17, 2003.

(7)	During the third quarter of our fiscal year 2006, our lease for this location expired. The unaffiliated third party entered into a new lease for the business premises effective May 1, 2006 and as of that date, we no longer have responsibility to pay any amounts under the lease.

(8)	During the first quarter of our fiscal year 2012, our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, closed on the purchase of the two building shopping center in Miami, Florida, which consists of one building which is leased to twelve unaffiliated third parties and a second stand-alone building where our limited partnership owned restaurant located at 12790 SW 88th Street, Miami, Florida, (Store #70), operates.

(9)	During the second quarter of our fiscal year 2014, we closed on the purchase of the building in Fort Lauderdale, Florida, which is leased to our franchisee owned restaurant located at 1479 E. Commercial Boulevard, Fort Lauderdale, Florida, (Store #15).

(10)	During the fourth quarter of our fiscal year 2015, our lease for this location expired. We extended the term of the lease for five (5) years, with one (1) five (5) year renewal option.

(11)	During the third quarter of our fiscal year 2016, our lease for this location expired. We extended the term of the lease for five (5) years, with two (2) five (5) year renewal options.

Recent Purchase of Real Property

Oakland Park, Florida

During the first quarter of our fiscal year 2016, we purchased from an unaffiliated third party the two (2) parcels of real property and improvements located at 1290 East Commercial Boulevard, Oakland Park, Broward County, Florida and 4990 N.E. 12th Avenue, Oakland Park, Broward County, Florida for a purchase price of $922,500, cash at closing. We use the 6,000 square foot building located on the property as office and warehouse space, including but not limited to storage of generators and covered parking for our food truck.

Davie/Hollywood, Florida

During the second quarter of our fiscal year 2015, we acquired for $1.5 million cash at closing, vacant real property (the “Property”), which is contiguous to the real property we own where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operates. We plan to (i) construct a building on the Property into which we will re-locate the existing (Store #19) package liquor store; and (ii) renovate and expand our (Store #19) restaurant into the former package liquor store space. The Property will also provide for a larger parking lot to be used by our customers.

Recent Extension of Existing Leases for Existing Locations

Stuart, Florida

During the third quarter of our fiscal year 2016, we extended our lease for the restaurant we own located at 950 S. Federal Highway, Stuart, Florida (Store #75) for a period of five (5) years through April 30, 2021, with two (2) five (5) year renewal options, under the same terms and conditions.

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

Subsequent Events

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NYSE MKT under the symbol “BDL”. The following table sets forth the high and low sales prices of a share of our common stock for the periods specified as reported by the NYSE MKT:

Fiscal Year 2016	High	Low
First Quarter (October 4, 2015 - January 2, 2016)	$27.96	$19.65
Second Quarter (January 3, 2016 – April 2, 2016)	$23.11	$17.37
Third Quarter (April 3, 2016 – July 2, 2016)	$22.80	$18.25
Fourth Quarter (July 3, 2016 – October 1, 2016)	$25.72	$20.68

Fiscal Year 2015	High	Low
First Quarter (September 28, 2014 - December 27, 2014)	$37.90	$19.00
Second Quarter (December 28, 2014 – March 28, 2015)	$44.31	$27.50
Third Quarter (March 29, 2015 – June 27, 2015)	$33.91	$24.25
Fourth Quarter (June 28, 2015 – October 3, 2015)	$30.00	$24.53

Holders

As of the close of business on December 22, 2016, there were approximately 258 holders of record of our common stock.

Dividend Policy

During our fiscal year 2016, our Board declared a cash dividend of 18 cents per share which was paid on April 1, 2016 to shareholders of record on March 18, 2016. During our fiscal year 2015, our Board declared a cash dividend of 15 cents per share which was paid on January 30, 2015 to shareholders of record on January 16, 2015. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Issuer Repurchases of Equity Securities

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, the Board of Directors authorized management to purchase up to 100,000 shares of our common stock, at a purchase price up to $15.00 per share. Since the Board’s 2007 authorization, we have purchased an aggregate of 34,586 shares, none of which were purchased by us in our fiscal year 2016. As of October 1, 2016, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors.

Item 6. Selected Financial Data

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the captions “Risk Factors”. In addition, the following discussion and analysis should be read in conjunction with the 2016 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere in this report.

Overview

Financial Information Concerning Industry Segments

Our business is conducted principally in two segments: the restaurant segment and the package liquor store segment. Financial information broken into these two principal industry segments for the two fiscal years ended October 1, 2016 and October 3, 2015 is set forth in the consolidated financial statements which are attached hereto.

General

At October 1, 2016, we (i) operated 25 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants, (one of which we operate), and three combination restaurants/package liquor stores.

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

Results of Operations

THE FISCAL YEAR ENDING OCTOBER 1, 2016 WAS A FIFTY TWO WEEK FISCAL YEAR WHILE THE FISCAL YEAR ENDING OCTOBER 3, 2015 WAS A FIFTY THREE WEEK FISCAL YEAR. THE EXTRA WEEK IN THE FISCAL YEAR 2015 CONTRIBUTED TO INCREASES IN REVENUES AND EXPENSES FOR THE FISCAL YEAR AS COMPARED TO REVENUES AND EXPENSES FOR THE FISCAL YEAR 2016, WITH THE EXCEPTION OF THE WEEKLY AVERAGE OF SAME STORE SALES.

REVENUES (in thousands):
	Fifty Two		Fifty Three
	Weeks Ended		Weeks Ended
	Oct. 1, 2016		Oct. 3, 2015
Sales

Restaurant, food	$64,954	64.2%	$62,347	64.5%

Restaurant, bar	20,492	20.3%	19,155	19.8%

Package goods	15,661	15.5%	15,166	15.7%

Total	101,107	100.0%	96,668	100.0%

Franchise related revenues	1,584		1,537

Owner’s fee	150		163

Other operating income	225		212

Rental income	552		541

Total Revenues	$103,618		$99,121

Comparison of Fiscal Years Ended October 1, 2016 and October 3, 2015

Revenues. Total revenue for our fiscal year 2016 increased $4,497,000 or 4.54% to $103,618,000 from $99,121,000 for our fiscal year 2015 due primarily to increased menu prices and to a lesser extent increased restaurant traffic. Total revenue for our fiscal year 2016 increased notwithstanding the extra week during our fiscal year 2015. Effective February 7, 2016 we increased certain menu prices for our bar offerings to target an increase to our total bar revenues of approximately 3.0% annually and effective February 15, 2016 we increased certain menu prices for our food offerings to target an increase to our total food revenues of approximately 3.7% annually, (the “Price Increases”).

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $64,954,000 for our fiscal year 2016 as compared to $62,347,000 for our fiscal year 2015. The increase in restaurant revenue from the sale of food at restaurants for our fiscal year 2016 as compared to our fiscal year 2015 is primarily due to the Price Increases and to a lesser extent increased restaurant traffic. Restaurant food sales during our fiscal year 2016 increased notwithstanding the extra week during our fiscal year 2015. Comparable weekly restaurant food sales (for restaurants open for all of our fiscal years 2016 and 2015, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $1,249,000 and $1,176,000 for our fiscal years 2016 and 2015, respectively, an increase of 6.21%. Comparable weekly restaurant food sales for Company owned restaurants only was $659,000 and $613,000 for our fiscal years 2016 and 2015, respectively, an increase of 7.50%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $590,000 and $563,000 for our fiscal years 2016 and 2015, respectively, an increase of 4.80%.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $20,492,000 for our fiscal year 2016 as compared to $19,155,000 for our fiscal year 2015. The increase in restaurant revenue from the sale of alcoholic beverages at restaurants for our fiscal year 2016 as compared to our fiscal year 2015 is primarily due to the Price Increases and to a lesser extent increased restaurant traffic. Restaurant bar sales during our fiscal year 2016 increased notwithstanding the extra week during our fiscal year 2015. Comparable weekly restaurant bar sales (for restaurants open for all of our fiscal years 2016 and 2015, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $394,000 and $361,000 for our fiscal years 2016 and 2015, respectively, an increase of 9.14%. Comparable weekly restaurant bar sales for Company owned restaurants only was $186,000 and $168,000 for our fiscal years 2016 and 2015, respectively, an increase of 10.71%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $208,000 and $193,000 for our fiscal years 2016 and 2015, respectively, an increase of 7.77%.

Package Liquor Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $15,661,000 for our fiscal year 2016 as compared to $15,166,000 for our fiscal year 2015, an increase of $495,000 or 3.26%. This increase was primarily due to increased package liquor store traffic. Revenue from our package liquor stores during our fiscal year 2016 increased notwithstanding the extra week during our fiscal year 2015. The weekly average of same store package liquor store sales, which includes all nine (9) Company owned package liquor stores, was $301,000 and $286,000 for our fiscal years 2016 and 2015, respectively.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for our fiscal year 2016 increased $5,097,000 or 5.56% to $96,817,000 from $91,720,000 for our fiscal year 2015. The increase was primarily due to an expected general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses. Operating costs and expenses during our fiscal year 2016 increased notwithstanding the extra week during our fiscal year 2015. We anticipate that our operating costs and expenses will increase through our fiscal year 2017 due to an expected general increase in food costs. Operating costs and expenses increased as a percentage of total sales to approximately 93.43% in our fiscal year 2016 from 92.53% in our fiscal year 2015.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for our fiscal year 2016 increased to $55,676,000 from $52,480,000 for our fiscal year 2015. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 65.16% for our fiscal year 2016 and 64.39% for our fiscal year 2015. We anticipate that our gross profit for restaurant food and bar sales will decrease during our fiscal year 2017 due to higher food costs.

Package Liquor Store Sales. Gross profit for package liquor store sales for our fiscal year 2016 increased to $4,454,000 from $4,406,000 for our fiscal year 2015. Our gross profit margin (calculated as gross profit reflected as a percentage of package liquor store sales) for package liquor store sales was 28.44% for our fiscal year 2016 and 29.05% for our fiscal year 2015. We anticipate that our gross profit margin for package liquor store sales will remain stable during our fiscal year 2017.

Payroll and Related Costs. Payroll and related costs for our fiscal year 2016 increased $1,929,000 or 6.39% to $32,102,000 from $30,173,000 for our fiscal year 2015 due partially to payroll and related costs associated with higher restaurant sales which require additional payroll and related costs for employees such as cooks and bartenders. Payroll and related costs during our fiscal year 2016 increased notwithstanding the extra week during our fiscal year 2015. Payroll and related costs as a percentage of total sales was 30.98% for our fiscal year 2016 as compared to 30.44% for our fiscal year 2015.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold interests) for our fiscal year 2016 increased $452,000 or 9.11% to $5,413,000 from $4,961,000 for our fiscal year 2015. We anticipate that our occupancy costs will remain stable throughout our fiscal year 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for our fiscal year 2016 increased $1,521,000 or 9.05% to $18,325,000 from $16,804,000 for our fiscal year 2015. Selling, general and administrative expenses increased during our fiscal year 2016 notwithstanding the extra week during our fiscal year 2015. Selling, general and administrative expenses increased as a percentage of total sales in our fiscal year 2016 to 17.69% as compared to 16.95% in our fiscal year 2015. We anticipate that our selling, general and administrative expenses will increase throughout our fiscal year 2017 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization for our fiscal year 2016, which is included in selling, general and administrative expenses, increased $12,000 or 0.45% to $2,685,000 from $2,673,000 for our fiscal year 2015. As a percentage of revenue, depreciation and amortization expense was 2.59% of revenue for our fiscal year 2016 and 2.70% of revenue for our fiscal year 2015.

Interest Expense, Net. Interest expense for our fiscal year 2016 decreased $53,000 to $557,000 from $610,000 for our fiscal year 2015.

Net Income. Net income for our fiscal year 2016 decreased $270,000 or 5.16% to $4,969,000 from $5,239,000 for our fiscal year 2015. Net income for our fiscal year 2016 decreased when compared to our fiscal year 2015 primarily due to (i) increased food costs and overall expenses, (ii) a write off of $201,000 as the un-depreciated value of a small residence adjacent to the parking lot where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale Beach, Florida (Store #31) operates that was demolished during the fourth quarter of our fiscal year 2016 and (iii) the extra week during our fiscal year 2015, offset by higher revenue and the Price Increases. As a percentage of sales, net income for our fiscal year 2016 is 4.80%, as compared to 5.29% for our fiscal year 2015.

Net Income Attributable to Stockholders. Net income attributable to stockholders for our fiscal year 2016 decreased $421,000 or 12.16% to $3,040,000 from $3,461,000 for our fiscal year 2015. Net income attributable to stockholders for our fiscal year 2016 decreased when compared to our fiscal year 2015 primarily due to (i) increased food costs and overall expenses, (ii) a write off of $201,000 as the un-depreciated value of a small residence adjacent to the parking lot where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale Beach, Florida (Store #31) operates that was demolished during the fourth quarter of our fiscal year 2016 and (iii) the extra week during our fiscal year 2015, offset by higher revenue and the Price Increases. As a percentage of sales, net income for our fiscal year 2016 is 2.93%, as compared to 3.49% for our fiscal year 2015.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During our fiscal year 2016, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

Menu Price Increases and Trends

Effective February 7, 2016 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 3.0% annually and effective February 15, 2016 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 3.7% annually to offset higher food costs and higher overall expenses. The last time we increased menu prices was in the third quarter of our fiscal year 2012 and we plan to limit further menu price increases as long as possible. During the next twelve months, we expect that restaurant and bar sales should increase as a result of increased menu prices, but gross profit for restaurant food and bar operations will decrease due to higher food costs. We anticipate that our package liquor store sales and gross profit margin for package liquor store sales will remain stable during our fiscal year 2017. We also plan to continue our increased advertising to attract and retain our customers against increased competition.

We do not have a new “Flanigan’s Seafood Bar and Grill” restaurant in the development stage, but continue to search for new locations to open restaurants and thereby expand our business. Although we have no agreements, agreements in principle or understandings to do so, we are considering expanding “The Whale’s Rib” restaurant concept that we manage in Deerfield Beach, Florida through the opening of a new restaurant in Miami, Florida. While we have the authority to open new restaurant locations using ‘The Whale’s Rib” concept, including trademark, through a license arrangement with the owner, if we open new Whale’s Rib locations we will probably use our limited partnership ownership model.

We are not actively searching for locations for the operation of new package liquor stores, but if an appropriate location for a package liquor store becomes available, we will consider it.

Liquidity and Capital Resources

We fund our operations through cash from operations. As of October 1, 2016, we had cash of approximately $10,174,000, an increase of $907,000 from our cash balance of $9,267,000 as of October 3, 2015. During our fiscal year 2016, we paid on April 1, 2016 a dividend of $.18 per share and we used $922,500 to purchase the real property and improvements located at 1290 East Commercial Boulevard, Oakland Park, Broward County, Florida and the vacant real property located at 4990 N.E. 12th Avenue, Oakland Park, Broward County, Florida. We believe that our current cash availability from our cash on hand and expected cash from operations will be sufficient to fund operations and capital expenditures for at least the next twelve months.

Cash Flows

	Fiscal Years
	2016	2015
	(in thousands)
Net cash and cash equivalents
provided by operating activities	$8,767	$11,140
Net cash and cash equivalents
used in investing activities	(3,372)	(4,278)
Net cash and cash equivalents
used in financing activities	(4,488)	(5,694)
Net increase (decrease)
in cash and equivalents	907	1,168
Cash and equivalents,
beginning of year	9,267	8,099
Cash and equivalents,
end of year	$10,174	$9,267

During our fiscal year 2016, our Board of Directors declared a cash dividend of 18 cents per share which was paid on April 1, 2016 to shareholders of record on March 18, 2016. During our fiscal year 2015, our Board of Directors declared a cash dividend of 15 cents per share which was paid on January 31, 2015 to shareholders of record on January 16, 2015. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant. There can be no assurances that any future dividends will be paid.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. We acquired property and equipment of $3,402,000, (including $328,000 of deposits recorded in other assets as of October 3, 2015), during our fiscal year 2016, including $242,000 for renovations to one (1) existing Company owned restaurant and one (1) existing limited partnership owned restaurant. We acquired property and equipment of $4,128,000, (including $35,000 of which was from the non-cash purchase of a vehicle and $131,000 of deposits recorded in other assets as of September 27, 2014), during our fiscal year 2015, including $466,000 for renovations to four (4) existing Company owned restaurants and one (1) existing limited partnership owned restaurant. We anticipate the cost of this refurbishment in our fiscal year 2017 will be approximately $900,000, which funds will be provided from operations.

Debt

As of October 1, 2016, the end of our fiscal year 2016, we had debt of $10,255,000, as compared to $11,380,000 as of the end of our fiscal year 2015. As of October 1, 2016, we are in compliance with the covenants of all loans with our lender.

We repaid long term debt, including auto loans, financed insurance premiums and mortgages in the amount of $2,039,000 and $3,189,000 in our fiscal years 2016 and 2015, respectively.

Financed Insurance Premiums

During our fiscal year 2016, we financed the following three (3) property and general liability insurance policies, totaling approximately $1.17 million, which property and general liability insurance includes coverage for our franchises of approximately $256,000 of the amount financed, which are not included in our consolidated financial statements:

(i)       For the policy year beginning December 30, 2015, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers, including automobile and excess liability coverage. We are in discussions to secure general liability insurance, including automobile and excess liability coverage for the period commencing after the expiration of the current policy. The one (1) year general liability insurance premiums, including automobile and excess liability coverage, total, in the aggregate $470,000, of which $377,000 is financed through an unaffiliated third party lender (the “Third Party Lender”). The finance agreement obligates us to repay the amounts financed together with interest at the rate of 2.95% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of $38,000. The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(ii)        For the policy year beginning December 30, 2015, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers, including excess liability coverage. We are in discussions to secure general liability insurance, including excess liability coverage for the period commencing after the expiration of the current policy. The one (1) year general liability insurance premiums, including excess liability coverage, total, in the aggregate $480,000, of which $385,000 is financed through the Third Party Lender. The finance agreement obligates us to repay the amounts financed, together with interest at the rate of 2.95% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of $39,000. The finance agreement is secured by a security agreement in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(iii)       For the policy year beginning December 30, 2015, our property insurance is a one (1) year policy. We are in discussions to secure property insurance for the period commencing after the expiration of the current policy. The one (1) year property insurance premium is in the amount of $504,000, of which $404,000 is financed through the Third Party Lender. The finance agreement provides that we are obligated to repay the amounts financed, together with interest at the rate of 2.95% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of approximately $41,000. The finance agreement is secured by a security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

As of October 1, 2016, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $186,000.

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants, on November 5, 2016, we entered into a purchase agreement with our current rib supplier, whereby we agreed to purchase approximately $5,779,000 of baby back ribs during calendar year 2017 from this vendor at a fixed cost.

While we anticipate purchasing all of our rib supply from this vendor, we believe there are several other alternative vendors available, if needed.

Purchase of Limited Partnership Interests

During our fiscal year 2016, we purchased from one limited partner (who is not an officer, director or family member of officers or directors) limited partnership interests of 0.85% and 0.26% in limited partnerships which each own a restaurant, for an aggregate purchase price of $9,800. During our fiscal year 2015, we did not purchase any limited partnership interests.

Working capital

The table below summarizes our current assets, current liabilities and working capital as of the end of our fiscal years 2016 and 2015:

	Oct. 1	Oct. 3
(in thousands)	2016	2015

Current assets	$15,331	$13,717

Current liabilities	11,456	10,649

Working capital	3,875	3,068

Our working capital increased by 26.3% as of October 1, 2016 from our working capital as of October 3, 2015. During our fiscal year 2016, we used $922,500 to purchase the real property and improvements located at 1290 East Commercial Boulevard, Oakland Park, Broward County, Florida and the vacant real property located at 4990 N.E. 12th Avenue, Oakland Park, Broward County, Florida. During our fiscal year 2015, we used $1,500,000 to fund the purchase price on our acquisition of the vacant real property adjacent to the real property we own where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) operates.

During our fiscal year 2017, we intend to use working capital to build a new building on a parcel of real property we own which is near the real property where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates. Our intent is to re-locate our package liquor store to the new building and to renovate and expand the restaurant into the former package liquor store space. We estimate that the renovation and relocation, including the de-novo development of the new building will cost approximately $2,500,000, of which we intend to finance a part. There can be no assurances as to the timing of the renovation, relocation or de-novo development or whether we will pursue it at all, due to among other reasons, the availability of reasonable financing terms or adverse business results.

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that positive cash flow from operations will adequately fund operations, debt reductions and planned capital expenditures throughout our fiscal year 2017.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Effect of Newly Issued but not yet Effective Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments”.  This ASU addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, “Statement of Cash Flows”, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes all existing guidance on accounting for leases in ASC Topic 840.  ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet.  ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief.  We are currently assessing the adoption date and the potential impact of adopting ASU 2016-02 on our financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that all deferred tax liabilities and tax assets be classified as non-current in a classified balance sheet, rather than separating such deferred taxes into current and non-current amounts, as is required under current guidance. ASU 2015-17 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2016 and may be applied either prospectively or retrospectively. We are currently assessing the adoption date and the potential impact of adopting ASU 2015-17 on our financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 provides authoritative guidance related to the presentation of debt issuance costs on the balance sheet, requiring companies to present debt issuance costs as a direct deduction from the carrying value of debt. The amendments in this update are effective for public business entities in fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The new guidance must be applied retrospectively to each prior period presented. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation: Amendments to the Consolidation Analysis” to modify the analysis that companies must perform in order to determine whether a legal entity should be consolidated. ASU 2015-02 simplifies current guidance by reducing the number of consolidation models; eliminating the risk that a reporting entity may have to consolidate based on a fee arrangement with another legal entity; placing more weight on the risk of loss in order to identify the party that has a controlling financial interest; reducing the number of instances that related party guidance needs to be applied when determining the party that has a controlling financial interest; and changing rules for companies in certain industries that ordinarily employ limited partnership or variable interest entity structures. ASU 2015-02 is effective for public companies for fiscal years beginning after December 15, 2015 and interim periods within those fiscal periods. Early adoption on a modified retrospective or full retrospective basis is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. The new standard was originally effective for interim and annual periods in fiscal years beginning after December 15, 2016. In July 2015, the FASB affirmed its proposal for a one year deferral of the effective date. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Consolidation of Limited Partnerships

As of October 1, 2016, we operate eight (8) restaurants as general partner of the limited partnerships that own the operations of these restaurants. We expect that any expansion which takes place in opening new restaurants will also result in us operating the restaurants as general partner. In addition to the general partnership interest we also purchase limited partnership units ranging from 5% to 49% of the total units outstanding. As a result of these controlling interests, we consolidate the operations of these limited partnerships with ours despite the fact that we do not own in excess of 50% of the equity interests. All intercompany transactions are eliminated in consolidation. The non-controlling interests in the earnings of these limited partnerships are removed from net income and are not included in the calculation of earnings per share.

Income Taxes

FASB ASC Topic 740 – Income Taxes, requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss and tip credit carryforwards to the extent that realization of said benefits is more likely than not. For discussion regarding our carryforwards refer to Note 9 to the consolidated financial statements for our fiscal year 2016.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As part of our ongoing operations, we are exposed to interest rate fluctuations on our borrowings. As more fully described in Note 13 “Fair Value Measurements of Financial Instruments” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for our fiscal year ended October 1, 2016, we use interest rate swap agreements to manage these risks. These instruments are not used for speculative purposes but are used to modify variable rate obligations into fixed rate obligations.

At October 1, 2016, we had three variable rate debt instruments outstanding that are impacted by changes in interest rates. In July, 2010, we re-financed the mortgage loan encumbering our corporate offices (the “Refinanced Mortgage Loan”). In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”). In January, 2013, we re-financed the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”).

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following three (3) interest rate swap agreements:

(i) One (1) interest rate swap agreement entered into July, 2010 relates to the Refinanced Mortgage Loan (the “Mortgage Loan Swap”). The Mortgage Loan Swap requires us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount. Under this method of accounting, at October 1, 2016, we determined that based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender, the fair value of the Mortgage Loan Swap was not material;

(ii) The second interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at October 1, 2016, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(iii) The third interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at October 1, 2016, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

At October 1, 2016, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

Management’s Assessment on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's internal control over financial reporting.  This evaluation was based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 1, 2016, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended October 1, 2016, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2016 fiscal year. The information under the heading “Executive Officers” in Part I of this Form 10-K is also incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2016 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2016 fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2016 fiscal year.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2016 fiscal year.

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

Item 16. Form 10-K Summary.

None.

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

		10-K	9/29/2012	10(ff)
13	Registrant's Form 10-K constitutes the Annual Report to Shareholders for the fiscal year ended October 1, 2016.				X

21(a)	Company's subsidiaries are set forth in this Annual Report on Form 10-K.				X

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended of Chief Executive Officer.				X

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended of Chief Financial Officer.				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	X

*	Compensatory plan or arrangement.

List of XBRL documents as exhibits 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flanigan's Enterprises, Inc.
Registrant

By:	/s/ JAMES G. FLANIGAN II
JAMES G. FLANIGAN II
Chief Executive Officer
Date: 12/22/2016

By:	/s/ JEFFREY D. KASTNER
JEFFREY D. KASTNER
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)
Date: 12/22/2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

/s/ JAMES G. FLANIGAN II	Chairman of the Board,	Date: 12/22/2016
James G. Flanigan II	Chief Executive Officer,
and Director

/s/ JEFFREY D. KASTNER	Chief Financial Officer,	Date: 12/22/2016
Jeffrey D. Kastner	Secretary and Director

/s/ AUGIE BUCCI	Chief Operating Officer	Date: 12/22/2016
Augie Bucci	and Director

/s/ BARBARA J. KRONK	Director	Date: 12/22/2016
Barbara J. Kronk

/s/ MICHAEL B. FLANIGAN	Director	Date: 12/22/2016
Michael B. Flanigan

/s/ PATRICK J. FLANIGAN	Director	Date: 12/22/2016
Patrick J. Flanigan

/s/ CHRISTOPHER O’NEIL	Vice President of Package	Date: 12/22/2016
Christopher O’Neil	Operations and Director

/s/ MARY ELIZABETH BENNETT	Director	Date: 12/22/2016
Mary Elizabeth Bennett

/s/ CHRISTOPHER J. NELMS	Director	Date: 12/22/2016
Christopher J. Nelms

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 1, 2016 AND OCTOBER 3, 2015

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders of

Flanigan’s Enterprises, Inc.

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Flanigan’s Enterprises, Inc. and Subsidiaries, (the “Company”), as of October 1, 2016 and October 3, 2015 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flanigan’s Enterprises, Inc. and Subsidiaries as of October 1, 2016 and October 3, 2015, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

Fort Lauderdale, FL

December 22, 2016

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 1, 2016 AND OCTOBER 3, 2015

(rounded to the nearest thousandth, except share amounts)

ASSETS	2016	2015
Current Assets:
Cash and cash equivalents	$10,174,000	$9,267,000
Prepaid income taxes	180,000	—
Due from franchisees	62,000	—
Other receivables	627,000	571,000
Inventories	2,633,000	2,410,000
Prepaid expenses	1,274,000	1,094,000
Deferred tax assets	381,000	375,000
Total current assets	15,331,000	13,717,000

Property and Equipment, Net	38,153,000	37,578,000

Investment in Limited Partnership	212,000	225,000

Other Assets:
Liquor licenses	630,000	630,000
Deferred tax assets	862,000	903,000
Leasehold interests, net	660,000	781,000
Other	716,000	788,000
Total other assets	2,868,000	3,102,000
Total assets	$56,564,000	$54,622,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$7,790,000	$7,292,000
Income taxes payable	—	143,000
Due to franchisees	2,098,000	1,893,000
Current portion of long-term debt	1,466,000	1,307,000
Deferred rent	102,000	14,000
Total current liabilities	11,456,000	10,649,000

Long-Term Debt, Net of Current Portion	8,789,000	10,073,000

Deferred Rent, Net of Current Portion	—	101,000

Commitments and Contingencies

Equity:
Flanigan's Enterprises, Inc. stockholders' equity
Common stock, $.10 par value; 5,000,000 shares authorized; 4,197,642 shares
issued; 1,858,647 outstanding for years ended 2016 and 2015	420,000	420,000
Capital in excess of par value	6,240,000	6,240,000
Retained earnings	28,750,000	26,054,000
Treasury stock, at cost, 2,338,995 shares for the years
ended 2016 and 2015	(6,077,000)	(6,077,000)
Total Flanigan's Enterprises, Inc. stockholders' equity	29,333,000	26,637,000
Noncontrolling interests	6,986,000	7,162,000
Total equity	36,319,000	33,799,000
Total liabilities and equity	$56,564,000	$54,622,000

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended October 1, 2016 and October 3, 2015

(rounded to the nearest thousandth, except share and per share amounts)

	2016	2015
Revenues:
Restaurant food sales	$64,954,000	$62,347,000
Restaurant beverage sales	20,492,000	19,155,000
Package goods sales	15,661,000	15,166,000
Franchise-related revenues	1,584,000	1,537,000
Owner's fee	150,000	163,000
Other operating income	225,000	212,000
Rental income	552,000	541,000
	103,618,000	99,121,000
Costs and Expenses:
Cost of merchandise sold:
Restaurants and lounges	29,770,000	29,022,000
Package goods	11,207,000	10,760,000
Payroll and related costs	32,102,000	30,173,000
Occupancy costs	5,413,000	4,961,000
Selling, general and administrative expenses	18,325,000	16,804,000
	96,817,000	91,720,000

Income from Operations	6,801,000	7,401,000

Other Income (Expense):
Interest expense	(557,000)	(610,000)
Interest and other income	92,000	102,000
	(465,000)	(508,000)

Income Before Provision for Income Taxes	6,336,000	6,893,000

Provision for Income Taxes	(1,367,000)	(1,654,000)

Net Income	4,969,000	5,239,000

Less: Net Income Attributable to Noncontrolling Interests	(1,929,000)	(1,778,000)

Net Income Attributable to Flanigan's Enterprises, Inc. Stockholders	$3,040,000	$3,461,000

Net Income Per Common Share:
Basic and Diluted	$1.64	$1.86

Weighted Average Shares and Equivalent Shares Outstanding:
Basic and Diluted	1,858,647	1,858,647

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED OCTOBER 1, 2016 AND OCTOBER 3, 2015

(rounded to nearest thousandth, except share amounts)

	Common Stock		Capital in		Treasury Stock
			Excess of	Retained			Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, September 27, 2014	4,197,642	$420,000	$6,240,000	$22,872,000	2,338,995	$(6,077,000)	$7,610,000	$31,065,000

Year Ended October 3, 2015:
Net income	—	—	—	3,461,000	—	—	1,778,000	5,239,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,226,000)	(2,226,000)
Dividends paid	—	—	—	(279,000)	—	—	—	(279,000)
Balance, October 3, 2015	4,197,642	420,000	6,240,000	26,054,000	2,338,995	(6,077,000)	7,162,000	33,799,000

Year Ended October 1, 2016:
Net income	—	—	—	3,040,000	—	—	1,929,000	4,969,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,095,000)	(2,095,000)
Dividends paid	—	—	—	(344,000)	—	—	—	(344,000)
Purchase of noncontrolling interests	—	—	—	—	—	—	(10,000)	(10,000)
Balance, October 1, 2016	4,197,642	$420,000	$6,240,000	$28,750,000	2,338,995	$(6,077,000)	$6,986,000	$36,319,000

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 1, 2016 AND OCTOBER 3, 2015

	2016	2015
Cash Flows from Operating Activities:
Net income	$4,969,000	$5,239,000
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,564,000	2,545,000
Amortization of leasehold interests	121,000	128,000
Gain/loss on sale/abandonment of property and equipment	285,000	28,000
Deferred income taxes	35,000	90,000
Deferred rent	(13,000)	(15,000)
Income from unconsolidated limited partnership	(17,000)	(33,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid income taxes	(180,000)	142,000
Due from franchisees	(62,000)	—
Other receivables	(56,000)	(49,000)
Inventories	(223,000)	544,000
Prepaid expenses	734,000	1,341,000
Other assets	50,000	427,000
Increase (decrease) in:
Accounts payable and accrued expenses	498,000	609,000
Income taxes payable	(143,000)	143,000
Due to franchisees	205,000	1,000
Net cash and cash equivalents provided by operating activities	8,767,000	11,140,000

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,074,000)	(3,962,000)
Deposit on purchase of fixed assets	(328,000)	(356,000)
Distributions from unconsolidated limited partnership	30,000	40,000
Net cash and cash equivalents used in investing activities	(3,372,000)	(4,278,000)

Cash Flows from Financing Activities:
Payments of long-term debt	(2,039,000)	(3,189,000)
Dividends paid	(344,000)	(279,000)
Distributions to noncontrolling interests	(2,095,000)	(2,226,000)
Purchase of noncontrolling interests	(10,000)	—
Net cash and cash equivalents used in financing activities	(4,488,000)	(5,694,000)

Net Increase in Cash and Cash Equivalents	907,000	1,168,000

Cash and Cash Equivalents, Beginning	9,267,000	8,099,000

Cash and Cash Equivalents, Ending	$10,174,000	$9,267,000

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

(rounded to nearest thousandth)

	2016	2015
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$559,000	$610,000
Income taxes	$1,656,000	$1,274,000

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$914,000	$1,201,000
Purchase deposits transferred to property and equipment	$350,000	$131,000
Purchase of vehicles in exchange for debt	$—	$35,000

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 1, 2016 AND OCTOBER 3, 2015

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Capitalization

The Company was incorporated in 1959 and operates in South Florida as a chain of full-service restaurants and package liquor stores. Restaurant food and beverage sales make up the majority of our total revenue. At October 1, 2016, we (i) operated 25 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants, (one of which we operate) and three combination restaurants/package liquor stores. With the exception of one restaurant we operate under the name “The Whale’s Rib”, and in which we do not have an ownership interest, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

The Company’s Articles of Incorporation, as amended, authorize us to issue and have outstanding at any one time 5,000,000 shares of common stock at a par value of $0.10 per share.

We operate under a 52-53 week year ending the Saturday closest to September 30. Our fiscal year 2016 is comprised of a 52-week period and our fiscal year 2015 is comprised of a 53-week period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our subsidiaries, all of which are wholly owned, and the accounts of the eight limited partnerships in which we act as general partner and have controlling interests. All significant intercompany transactions and balances have been eliminated in consolidation.

Noncontrolling interests in consolidated subsidiaries are included in the consolidated balance sheets as a separate component of equity. We report consolidated net income inclusive of both the Company’s and the noncontrolling interests’ share, as well as amounts of consolidated net income (loss) attributable to each of the Company and the noncontrolling interests.

Use of Estimates

The consolidated financial statements and related disclosures are prepared in conformity with accounting principles generally accepted in the United States. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates (Continued)

disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported.  These estimates include assessing the estimated useful lives of tangible assets and the recognition of deferred tax assets and liabilities.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in our consolidated financial statements in the period they are determined to be necessary. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results.

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

Our estimated useful lives range from three to five years for vehicles, and three to seven years for furniture and equipment. Leasehold improvements are currently being amortized over the shorter of the life of the lease or the life of the asset up to a maximum of 20 years. Our building and building improvements of our corporate offices in Fort Lauderdale, Florida; our building and building improvements of our construction office/warehouse in Fort Lauderdale, Florida; our combination restaurant and package liquor stores in Hallandale, Florida, Hollywood, Florida and North Miami, Florida; our restaurant in Fort Lauderdale, Florida; and our shopping center in Miami, Florida and property in Fort Lauderdale, Florida, all of which we own, are being depreciated over forty years.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Major Suppliers

Throughout our fiscal years 2016 and 2015, we purchased substantially all of our food products from one major supplier pursuant to a master distribution agreement which entitled us to receive certain purchase discounts, rebates and advertising allowances that are recorded as a reduction of cost of merchandise sold in periods in which they are earned. We believe that several other alternative vendors are available, if necessary.

Throughout our fiscal years 2016 and 2015, we purchased the majority of our alcoholic beverages from three local distributors. Each distributor has exclusive rights from the manufacturers to sell specific brands in given areas, so unless the exclusive distribution rights are transferred to another vendor, there are no alternate distributors available.

Revenue Recognition

We record revenues from normal recurring sales upon the sale of food and beverages and the sale of package liquor products. We report our sales net of sales tax. Continuing royalties, which are a percentage of net sales of franchised stores, are accrued as income when earned.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pre-opening Costs

Our pre-opening costs are those typically associated with the opening of a new restaurant and generally include payroll costs associated with the new restaurant opening, rent and promotional costs. We expense pre-opening costs as incurred. During our fiscal years 2016 and 2015, we reported no losses.

Advertising Costs

Our advertising costs are expensed as incurred. Advertising costs incurred during our fiscal years ended October 1, 2016 and October 3, 2015 were approximately $494,000 and $343,000 respectively.

General Liability Insurance

We have general liability insurance which incorporates a semi-self-insured plan under which we assume the full risk of the first $50,000 of exposure per occurrence, while the limited partnerships assume the full risk of the first $10,000 of exposure per occurrence. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During our fiscal years ended October 1, 2016 and October 3, 2015, we were able to purchase excess liability insurance, whereby our excess insurance carrier is responsible for $6,000,000 coverage above our primary general liability insurance coverage. With the exception of one (1) limited partnership which has higher general liability insurance coverage to comply with the terms of its lease for the business premises, we are un-insured against liability claims in excess of $7,000,000 per occurrence and in the aggregate.

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

In accordance with FASB ASC Topic 820-10-50-1, we utilized a valuation model to determine the fair value of our swap agreements. As the valuation models for the swap agreements were based upon observable inputs, they are classified as Level 2 (see Note 10).

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments

We account for derivative instruments in accordance with FASB ASC Topic 815-10-05-4, “Accounting for Derivative Instruments and Hedging Activities” as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. In accordance with FASB ASC Topic 815-10-05-4, derivative instruments are recognized as assets or liabilities in the Company’s consolidated balance sheets and are measured at fair value. We recognize all changes in fair value through earnings unless the derivative is determined to be an effective hedge. We currently have three derivatives which we have designated as effective hedges (See Note 10).

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

We follow the provisions regarding Accounting for Uncertainty in Income Taxes, which require the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We applied these changes to tax positions for our fiscal years ending October 1, 2016 and October 3, 2015. We had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing and the current and prior three years remain subject to examination as of October 1, 2016. We do not expect that unrecognized tax benefits will increase within the next twelve months. We recognize accrued interest and penalties related to uncertain tax positions as income tax expense.

Stock-Based Compensation

We follow FASB ASC Topic 718, “Compensation – Stock Compensation” to account for stock-based employee compensation, which generally requires, among other things that all employee share-based compensation be measured using a fair value method and that resulting compensation costs be recognized in the consolidated financial statements. We had no unvested stock options as of January 1, 2006 and granted no stock options subsequent thereto, including our fiscal years 2016 and 2015, so there is no compensation expense recorded in our consolidated financial statements for our fiscal years 2016 or 2015. At a May 15, 2014 meeting, our Board of Directors terminated our stock option plan.

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

Earnings Per Share

We follow FASB ASC Topic 260 - “Earnings per Share.” This section provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution. Earnings per share are computed by dividing income available to common stockholders by the basic and diluted weighted average number of common shares.

Recently Adopted and Recently Issued Accounting Pronouncements

Adopted

There were no recently adopted accounting pronouncements during of our fiscal year 2016 that we believe will have a material impact on our consolidated financial statements.

Issued

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments”.  This ASU addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, “Statement of Cash Flows”, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes all existing guidance on accounting for leases in ASC Topic 840.  ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet.  ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transaction relief.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted and Recently Issued Accounting Pronouncements (Continued)

Issued (Continued)

We are currently assessing the adoption date and the potential impact of adopting ASU 2016-02 on our financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that all deferred tax liabilities and tax assets be classified as non-current in a classified balance sheet, rather than separating such deferred taxes into current and non-current amounts, as is required under current guidance. ASU 2015-17 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2016 and may be applied either prospectively or retrospectively. We are currently assessing the adoption date and the potential impact of adopting ASU 2015-17 on our financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 provides authoritative guidance related to the presentation of debt issuance costs on the balance sheet, requiring companies to present debt issuance costs as a direct deduction from the carrying value of debt. The amendments in this update are effective for public business entities in fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The new guidance must be applied retrospectively to each prior period presented. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation: Amendments to the Consolidation Analysis” to modify the analysis that companies must perform in order to determine whether a legal entity should be consolidated. ASU 2015-02 simplifies current guidance by reducing the number of consolidation models; eliminating the risk that a reporting entity may have to consolidate based on a fee arrangement with another legal entity; placing more weight on the risk of loss in order to identify the party that has a controlling financial interest; reducing the number of instances that related party guidance needs to be applied when determining the party that has a controlling financial interest; and changing rules for companies in certain industries that ordinarily employ limited partnership or variable interest entity structures. ASU 2015-02 is effective for public companies for fiscal years beginning after December 15, 2015 and interim periods within those fiscal periods. Early adoption on a modified retrospective or full retrospective basis is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. The new standard was originally effective for interim and annual periods in fiscal years beginning after December 15, 2016. In July 2015, the FASB affirmed its proposal for a one year deferral of the effective date. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

NOTE 2. PROPERTY AND EQUIPMENT

	2016	2015

Furniture and equipment	$11,211,000	$11,073,000
Leasehold improvements	21,428,000	20,639,000
Land and land improvements	17,049,000	16,742,000
Building and improvements	14,520,000	13,653,000
Vehicles	1,230,000	1,183,000
	65,438,000	63,290,000
Less accumulated depreciation and amortization	27,285,000	25,712,000
	$38,153,000	$37,578,000

Depreciation and amortization expense for the fiscal years ended October 1, 2016 and October 3, 2015 was approximately $2,564,000 and $2,545,000, respectively.

NOTE 3. LEASEHOLD INTERESTS

	2016	2015

Leasehold interests, at cost	$3,024,000	$3,024,000
Less accumulated amortization	2,364,000	2,243,000
	$660,000	$781,000

Future leasehold amortization as of October 1, 2016 is as follows:

2017	$122,000
2018	122,000
2019	122,000
2020	96,000
2021	82,000
Thereafter	116,000
Total	$660,000

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

As of October 1, 2016, limited partnerships owning five (5) restaurants, (Surfside, Florida, Kendall, Florida. West Miami, Florida, Pinecrest, Florida and Wellington, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our “Flanigan’s Seafood Bar and Grill” service mark, which use is authorized only while we act as general partner. This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears.

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

Pembroke Pines, Florida

We are the sole general partner and a 23% limited partner in this limited partnership which has owned and operated a restaurant in Pembroke Pines, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 29, 2007. 23.8% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2016, this limited partnership has returned to its investors approximately 75.0% of their initial cash invested, increased from approximately 62.0% as of the end of our fiscal year 2015. This entity is consolidated in the accompanying financial statements.

Davie, Florida

We are the sole general partner and a 49% limited partner in this limited partnership which has owned and operated a restaurant in Davie, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since July 28, 2008. 12.3% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2016, this limited partnership has returned to its investors approximately 70.5% of their initial cash invested, increased from approximately 60.5% as of the end of our fiscal year 2015. This entity is consolidated in the accompanying financial statements.

Miami, Florida

We are the sole general partner and a 5% limited partner in this limited partnership which has owned and operated a restaurant in Miami, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since December 27, 2012. 26.8% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2016, this limited partnership has returned to its investors approximately 71.0% of their initial cash invested, increased from approximately 42.0% as of the end of our fiscal year 2015. This entity is consolidated in the accompanying financial statements.

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

	2016	2015
Financial Position:
Current assets	$167,000	$350,000
Non-current assets	647,000	553,000
Current liabilities	145,000	181,000
Operating Results:
Revenues	3,480,000	3,252,000
Gross profit	2,310,000	2,135,000
Net income	66,000	133,000

NOTE 5. INVESTMENTS IN REAL PROPERTY

Oakland Park, Florida

During the first quarter of our fiscal year 2016, we purchased the real property and improvements located at 1290 East Commercial Boulevard, Oakland Park, Broward County, Florida (the “1290 Property”) and the vacant real property located at 4990 N.E. 12th Avenue, Oakland Park, Broward County, Florida (the “4990 Property”) diagonally adjacent thereto, for a total purchase price of $922,500. We plan to use the 6,000 square foot building located on the 1290 Property as office and warehouse space, to store, among other items generators as well as covered parking for our food truck and to use the 4990 Property as a storage yard.

Davie/Hollywood, Florida

During the second quarter of our fiscal year 2015, we acquired for $1.5 million cash at closing, vacant real property (the “Property”), which is contiguous to the real property we own where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operates. We plan to (i) construct a building on the Property into which we will re-locate the existing (Store #19) package liquor store; and (ii) renovate and expand our (Store #19) restaurant into the former package liquor store space. The Property will also provide for a larger parking lot to be used by our customers.

NOTE 6. RECENT EXTENSIONS OF EXISTING LEASES FOR EXISTING LOCATIONS

Stuart, Florida

During the third quarter of our fiscal year 2016, we extended our lease for the restaurant we own located at 950 S. Federal Highway, Stuart, Florida (Store #75) for a period of five (5) years through April 30, 2021, with two (2) five (5) year renewal options, under the same terms and conditions.

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

NOTE 7. FINANCED INSURANCE PREMIUMS

Effective December 30, 2015, we cancelled our property insurance for the policy year beginning March 12, 2015 and replaced it with a new property insurance policy effective as of the same date. The cancelled property insurance policy was a one (1) year policy with an unaffiliated third party insurance carrier. The one (1) year property insurance premium was in the amount of $482,000, of which $416,000 was financed through an unaffiliated third party lender. The finance agreement provides that we are obligated to repay the amounts financed, together with interest at the rate of 2.95% per annum, over 8 months, with monthly payments of principal and interest, each in the amount of approximately $52,000. As of the date we cancelled the insurance, (December 30, 2015), the finance agreement was paid in full and the pro-rata balance of the unearned premiums that we were due, $100,000, was recorded as a receivable as of the end of the first quarter of our fiscal year 2016. We cancelled our property insurance policy effective December 30, 2015 and replaced it with a new property insurance policy effective as of the same date so that our property insurance expires at the same time as our general liability insurance policies.

During our fiscal year 2016, we financed the following three (3) property and general liability insurance policies, totaling approximately $1.17 million, which property and general liability insurance includes coverage for our franchises of approximately $256,000 of the amount financed, which are not included in our consolidated financial statements:

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

As of October 1, 2016, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $186,000. (See Note 10)

NOTE 8. LIQUOR LICENSES

Liquor licenses, which are indefinite lived assets, are tested for impairment in September of each of our fiscal years. The fair value of liquor licenses at October 1, 2016, exceeded the carrying amount; therefore, we recognized no impairment loss. The fair value of the liquor licenses was evaluated by comparing the carrying value to recent sales for similar liquor licenses in the County issued. At October 1, 2016 and October 3, 2015, the total carrying amount of our liquor licenses was $630,000. We acquired no liquor licenses in our fiscal years 2016 and 2015.

NOTE 9. INCOME TAXES

The components of our provision for income taxes for our fiscal years 2016 and 2015 are as follows:

	2016	2015
Current:
Federal	$1,078,000	$1,270,000
State	254,000	294,000
Deferred:	1,332,000	1,564,000
Federal	32,000	81,000
State	3,000	9,000
	35,000	90,000
	$1,367,000	$1,654,000

A reconciliation of income tax computed at the statutory federal rate to income tax expense is as follows:

	2016	2015

Tax provision at the statutory rate of 34%	$2,154,000	$2,344,000
Non-controlling interests	(656,000)	(605,000)
State income taxes, net of federal income tax	186,000	212,000
FICA tip credit	(343,000)	(313,000)
True up adjustment	(26,000)	(16,000)
Other permanent items	52,000	32,000
	$1,367,000	$1,654,000

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

The components of our deferred tax assets at October 1, 2016 and October 3, 2015 were as follows:

	2016	2015
Current:
Reversal of aged payables	$27,000	$27,000
Capitalized inventory costs	26,000	23,000
Accrued bonuses	342,000	327,000
Accruals for potential uninsured claims	41,000	25,000
Gift cards	178,000	141,000
Limited partnership management fees	(233,000)	(168,000)
	$381,000	$375,000

Long-Term:
Book/tax differences in property and equipment	$628,000	$650,000
Limited partnership investments	197,000	213,000
Accrued limited retirement	37,000	40,000
	$862,000	$903,000

NOTE 10. DEBT

Long-Term Debt

	2016	2015
Mortgage payable to lender, secured by a first mortgage on real property and improvements, bearing interest at BBA LIBOR – 1 Month +2.25%, (2.778% at October 1, 2016), but with $2,859,000 of the principal amount fixed at 4.51% pursuant to a swap agreement, amortized over 20 years, payable in monthly installments of principal and interest of approximately $23,700, and our current monthly payment of principal and interest as to that portion of the principal amount not fixed by the interest rate swap agreement, ($572,000), is payable at BBA LIBOR – 1 Month + 2.25% interest rate, (2.778% as of October 1, 2016). The entire principal balance and all accrued but unpaid interest is due on December 1, 2019.	$3,431,000	$3,656,000

Mortgage payable to unrelated third party, secured by first mortgage on real property and improvements, bearing interest at 7½%, amortized over 20 years, payable in monthly installments of principal and interest of approximately $15,700, with a balloon payment of approximately $1,331,000 in December, 2022.	1,772,000	1,826,000

Mortgage payable to lender, secured by a first mortgage on real property and improvements, bearing interest at BBA LIBOR – 1 Month +2.25%, (2.778% at October 1, 2016), but with the principal amount fixed at 4.35% pursuant to a swap agreement, amortized over 20 years, payable in monthly installments of principal and interest of approximately $8,775, with a balloon payment of approximately $858,000 on January 31, 2023.	1,229,000	1,279,000

Term loan payable to lender, secured by a blanket loan on all Company assets, bearing interest at BBA LIBOR – 1 Month + 3.25%, (3.778% at October 1, 2016), but fixed at 4.00% pursuant to a swap agreement, payable in forty two (42) monthly installments of principal and interest of approximately $41,000, with the final payment made July 24, 2016.	—	399,000

Term loan payable to lender, secured by a blanket loan on all Company assets, bearing interest at BBA LIBOR – 1 Month + 2.25%, (2.778% at October 1, 2016), but fixed at 3.43%, pursuant to a swap agreement, payable in monthly installments of principal and interest of approximately $38,000, payable interest only for 3 months and then fully amortized over 45 months, with the final payment made December 1, 2015.	—	107,000

Mortgage payable to a related party, an entity the owners of which include persons who are either our officers, directors or their family members, secured by first mortgage on real property and improvements, bearing interest at 5%, amortized over 15 years, payable in monthly installments of principal and interest of approximately $5,700, with a balloon payment of approximately $457,000 due in March, 2021.	640,000	676,000

Mortgage payable to lender, secured by a first mortgage on real property and improvements, bearing interest at BBA LIBOR +2.25%, (2.778% at October 1, 2016), but fixed at 5.11% pursuant to a swap agreement, amortized over 20 years, payable in monthly installments of principal and interest of approximately $4,600, with a balloon payment of approximately $720,000 due in August, 2017.	750,000	785,000

Mortgage payable to related party, an entity the owners of which include persons who are either our officers, directors or their family members, secured by first mortgage on real property and improvements, bearing interest at 5%, amortized over 15 years, payable in monthly installments of principal and interest of approximately $4,900, with a balloon payment of approximately $391,000 in May, 2021.	552,000	583,000

Financed insurance premiums, secured by all insurance policies, bearing interest at 2.95%, payable in monthly installments of principal and interest in the aggregate amount of $118,000 a month through October 30, 2016.	186,000	252,000

Mortgage payable to related party, an entity the owners of which include persons who are either our officers, directors or their family members, secured by first mortgage on real property and improvements, bearing interest at 5%, amortized over 15 years, payable in monthly installments of principal and interest of approximately $6,000, with a balloon payment of approximately $476,000 due in April, 2021.	669,000	706,000

Mortgage payable to unrelated third party, secured by first mortgage on real property and improvements, bearing interest at 7½%, amortized over 20 years, payable in monthly installments of principal and interest of approximately $7,300, with a final payment due in March, 2034.	847,000	869,000

Other	179,000	242,000
	10,255,000	11,380,000
Less current portion	1,466,000	1,307,000
	$8,789,000	$10,073,000

Long-term debt at October 1, 2016 matures as follows:

2017	$1,466,000
2018	542,000
2019	539,000
2020	3,041,000
2021	669,000
Thereafter	3,998,000
$10,255,000

As of October 1, 2016, we are in compliance with the covenants of all loans with our lender.

NOTE 11. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Construction Contract

On March 28, 2016, we entered into a construction contract in the amount of $1,061,000 to build a new building on a parcel of real property which we own which is near the real property where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates. Our intent is to re-locate our package liquor store to the new building and to renovate and expand the restaurant into the former package liquor store space. As of October 1, 2016, we are in the early construction stage.

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

Leases

We lease a substantial portion of the land and buildings used in our operations under leases with initial terms expiring between 2017 and 2027. Renewal options are available on many of our leases. Most of our leases are fixed rent agreements. For one Company-owned restaurant/package liquor store combination unit, lease rental is subject to sales overrides ranging from 3% to 4% of annual sales in excess of established amounts. For another Company-owned restaurant, lease rental is subject to sales overrides of 7.3% of annual sales in excess of the base rent paid and another Company-owned restaurant, lease rental is subject to sales overrides of 3.0% of annual sales. For four limited partnership restaurants, lease rentals are subject to sales overrides ranging from 2% to 5.5% of annual sales in excess of the base rent paid. We recognize rent expense on a straight line basis over the term of the lease and percentage rent as incurred.

We have a ground lease for an out parcel in Hollywood, Florida where we constructed a 4,120 square foot stand-alone building, one-half (1/2) of which is used by us for the operation of our Company-owned package liquor store and the other one-half (1/2) of which is subleased to an unrelated third party as retail space. Rent for the retail space commenced January 1, 2005, and we generated approximately $102,000 and $54,000 of revenue from this source during our fiscal years ended October 1, 2016 and October 3, 2015, respectively. Total future minimum sublease payments under the non-cancelable sublease are $198,000, including Florida sales tax (currently 6%) through December 31, 2019.

Future minimum lease payments, including Florida sales tax (currently 6% to 7%) under our non-cancelable operating leases as of October 1, 2016 are as follows:

NOTE 11. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Leases (Continued)

2017	$2,907,000
2018	2,445,000
2019	2,359,000
2020	1,777,000
2021	950,000
Thereafter	1,067,000
Total	$11,505,000

Total rent expense for all of our operating leases was approximately $3,506,000 and $3,386,000 in our fiscal years 2016 and 2015, respectively, and is included in “Occupancy Costs” in our accompanying consolidated statements of income. This total rent expense is comprised of the following:

	2016	2015

Minimum Base Rent	$2,694,000	$2,636,000
Contingent Percentage Rent	812,000	750,000
Total	$3,506,000	$3,386,000

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants during calendar year 2017, on November 5, 2016, we entered into a purchase agreement with our current rib supplier, whereby we agreed to purchase approximately $5,779,000 of baby back ribs during calendar year 2017 from this vendor at a fixed cost.

While we anticipate purchasing all of our rib supply from this vendor, we believe that several other alternative vendors are available, if necessary.

Franchise Program

At October 1, 2016 and October 3, 2015, we were the franchisor of five units under franchise agreements. Of the five franchised stores, three are combination restaurant/package liquor stores and two are restaurants (one of which we operate). Four franchised stores are owned and operated by related parties as follows:

●     James G. Flanigan, our Chairman of the Board of Directors, Chief Executive Officer and President of the Company, and Michael B. Flanigan, a member of our Board of Directors and James G. Flanigan’s brother, are each a 35.24% owner of a company which has a franchise arrangement with us for the operation of a combination restaurant/package liquor store located in Coconut Grove, Florida (Store #18).

●     Patrick J. Flanigan, brother to both James G. Flanigan and Michael B. Flanigan and a member of our Board of Directors, owns 100% of a company which has a franchise arrangement with us for the operation of a combination restaurant/package liquor store located in Pompano Beach, Florida (Store #43).

●     Our officers and directors collectively own 30% of the shareholder interest of a company which has a franchise arrangement with us for the operation of a restaurant located in Deerfield Beach, Florida. The shareholder interest of James G. Flanigan’s family represents an additional 60% of the total invested capital in this franchised location (Store #14).

●     Patrick J. Flanigan is the sole general partner and a 25% limited partner in a limited partnership which has a franchise arrangement with us for the operation of a restaurant located in Fort Lauderdale, Florida. The Company is a 25% limited partner in this limited partnership and officers and directors of the Company (excluding Patrick J. Flanigan) own an additional 31.9% limited partnership interest in this franchised location (Store #15).

Under the franchise agreements, we provide guidance, advice and management assistance to the franchisees. In addition and for an additional annual fee of approximately $25,000, we also act as fiscal agent for the franchisees whereby we collect all revenues and pay all expenses and distributions. We also, from time to time, advance funds on behalf of the franchisees for the cost of renovations. The resulting amounts receivable from and payable to these franchisees are reflected in the accompanying consolidated balance sheet as either an asset or a liability. We also agree to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase

NOTE 11. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Franchise Program (Continued)

of inventory. The franchise agreements provide for royalties to us of approximately 3% of gross restaurant sales and 1% of gross package liquor sales. During our fiscal years 2016 and 2015, we earned royalties of $606,000 and $576,000, respectively, from our related franchises. We are not currently offering or accepting new franchises.

Employment Agreement/Bonuses

As of October 1, 2016 and October 3, 2015, we had no employment agreements.

Our Board of Directors approved an annual performance bonus, with 14.75% of the corporate pre-tax net income, plus or minus non-recurring items, but before depreciation and amortization in excess of $650,000 paid to the Chief Executive Officer and 5.25% paid to other members of management. Bonuses for our fiscal years 2016 and 2015 amounted to approximately $1,497,000 and $1,519,000, respectively.

Our Board of Directors also approved an annual performance bonus, with 5% of the pre-tax net income before depreciation and amortization from our restaurants in excess of $1,875,000 and our share of the pre-tax net income before depreciation and amortization from the restaurants owned by the limited partnerships paid to the Chief Operating Officer and 5% paid to the Chief Financial Officer. Bonuses for our fiscal years 2016 and 2015 amounted to approximately $897,000 and $861,000, respectively.

Management Agreements

Atlanta, Georgia

We own, but do not operate, an adult entertainment nightclub located in Atlanta, Georgia which operates under the name “Mardi Gras”. We have a management agreement with an unaffiliated third party to manage the club. Under our management agreement, the unaffiliated third party management firm is obligated to pay us an annual amount, paid monthly, equal to the greater of $150,000 or ten (10%) percent of gross sales from the club, offset by one-half (1/2) of any rental increases, provided our fees will never be less than $150,000 per year. For our fiscal years ended October 1, 2016 and October 3, 2015, we generated $150,000 and $163,000 of revenue, respectively, from the operation of the club.

Deerfield Beach, Florida

Since January 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The management agreement is being amortized on a straight line basis over the life of the initial term of the agreement, ten (10) years. As of October 1, 2016 and October 3, 2015, the balance of our management agreement of $-0- and $13,000 was included in other assets in the accompanying consolidated balance sheet. The restaurant is owned by a third party unaffiliated with us. In exchange for providing

NOTE 11. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Management Agreements (Continued)

Deerfield Beach, Florida (Continued)

management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant. During the third quarter of our fiscal year 2011, the term of the management agreement was extended through January 9, 2036. For the fiscal years ended October 1, 2016 and October 3, 2015, we generated $442,000 and $500,000 of revenue respectively, from providing these management services.

NOTE 12. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

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

Interest Rate Swap Agreements

At October 1, 2016, we had three variable rate debt instruments outstanding that are impacted by changes in interest rates. In July, 2010, we re-financed the mortgage loan encumbering our corporate offices (the “Refinanced Mortgage Loan”). In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”). In January, 2013, we re-financed the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”).

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following three (3) interest rate swap agreements:

(i) One (1) interest rate swap agreement entered into July, 2010 relates to the Refinanced Mortgage Loan (the “Mortgage Loan Swap”). The Mortgage Loan Swap requires us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount. Under this method of accounting, at October 1, 2016, we determined that based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender, the swap is not an effective hedging agreement, however the fair value of the Mortgage Loan Swap was not material; and

(ii) The second interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at October 1, 2016, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(iii) The third interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at October 1, 2016, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

NOTE 13. COMMON STOCK

Treasury Stock

Purchase of Common Shares

During our fiscal years 2016 and 2015, we did not purchase any shares of our common stock. As of October 1, 2016, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors on May 17, 2007. Our current repurchase plan has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions, up to a purchase price of price of $15 per share.

NOTE 14. BUSINESS SEGMENTS

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for our fiscal years ended 2016 and 2015, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

Operating Revenues:	2016	2015
Restaurants	$85,446,000	$81,502,000
Package stores	15,661,000	15,166,000
Other revenues	2,511,000	2,453,000
Total operating revenues	$103,618,000	$99,121,000

Income from Operations Reconciled to Income after Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$9,468,000	$8,624,000
Package stores	853,000	1,015,000
	10,321,000	9,639,000
Corporate expenses, net of other revenues	(3,520,000)	(2,238,000)
Income from Operations	6,801,000	7,401,000
Interest expense	(557,000)	(610,000)
Interest and Other Income	92,000	102,000
Income before provision for income taxes	$6,336,000	$6,893,000
Provision for Income Taxes	(1,367,000)	(1,654,000)
Net Income	4,969,000	5,239,000
Net Income Attributable to Noncontrolling Interests	(1,929,000)	(1,778,000)
Net Income Attributable to Flanigan’s Enterprises, Inc, Stockholders	$3,040,000	$3,461,000

Identifiable Assets:
Restaurants	$28,461,000	$29,478,000
Package store	4,727,000	4,393,000
	33,188,000	33,871,000
Corporate	23,376,000	20,751,000

Consolidated Totals	$56,564,000	$54,622,000
Capital Expenditures
Restaurants	$1,353,000	$3,453,000
Package stores	328,000	246,000
	1,681,000	3,699,000
Corporate	1,743,000	429,000
Total Capital Expenditures	$3,424,000	$4,128,000

Depreciation and Amortization:
Restaurants	$2,064,000	$1,975,000
Package stores	205,000	205,000
	2,269,000	2,180,000
Corporate	416,000	493,000
Total Depreciation and Amortization	$2,685,000	$2,673,000

NOTE 15. QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of our unaudited quarterly results of operations for the quarters in our fiscal years 2016 and 2015.

	Quarter Ended
	Jan. 2, 2016	April 2, 2016	July 2, 2016	Oct. 1, 2016 (13 weeks)

Revenues	$25,278,000	$26,974,000	$26,383,000	$24,983,000
Income from operations	1,351,000	1,978,000	2,411,000	1,061,000
Net income attributable to stockholders	624,000	874,000	1,147,000	395,000
Net income per share – basic and diluted	0.34	0.47	0.62	0.21

Weighted average common stock outstanding – basic and diluted	1,858,647	1,858,647	1,858,647	1,858,647

	Quarter Ended
	Dec. 27, 2014	March 28, 2015	June 27, 2015	Oct. 3, 2015 (14 weeks)

Revenues	$23,320,000	$25,894,000	$24,796,000	$25,111,000
Income from operations	1,322,000	2,357,000	1,947,000	1,775,000
Net income attributable to stockholders	707,000	1,124,000	842,000	788,000
Net income per share – basic and diluted	0.38	0.60	0.45	0.43
Weighted average common
stock outstanding – basic and diluted	1,858,647	1,858,647	1,858,647	1,858,647

Quarterly operating results are not necessarily representative of our operations for a full year for various reasons including the seasonal nature of both the restaurant and package store segments.

NOTE 16. 401(k) PLAN

Effective July 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and matching contributions. During our fiscal years 2016 and 2015, we made discretionary contributions of $43,000 and $35,000, respectively.

NOTE 17. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date these consolidated financial statements were issued and no events required disclosure.