Form 10-Q
period 2016-12-31
FLANIGANS ENTERPRISES INC
filed 2017-02-14
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Yes ☐  No ☒

On February 14, 2017, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	---------Thirteen Weeks Ended--------
	December 31, 2016	January 2, 2016

REVENUES:
Restaurant food sales	$16,224	$15,379
Restaurant bar sales	5,061	4,903
Package store sales	4,678	4,360
Franchise related revenues	378	392
Rental income	159	146
Owner’s fee	38	38
Other operating income	56	60
	26,594	25,278

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	7,462	7,121
Package goods	3,354	3,111
Payroll and related costs	8,145	7,721
Occupancy costs	1,350	1,292
Selling, general and administrative expenses	4,810	4,682
	25,121	23,927
Income from Operations	1,473	1,351

OTHER INCOME (EXPENSE):
Interest expense	(133)	(146)
Interest and other income	41	26
	(92)	(120)

Income before Provision for Income Taxes	1,381	1,231

Provision for Income Taxes	(280)	(280)

Net Income	1,101	951

Less: Net income attributable to noncontrolling interests	(437)	(327)

Net income attributable to stockholders	$664	$624

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Continued)

	---------Thirteen Weeks Ended--------
	December 31, 2016	January 2, 2016

Net Income Per Common Share:
Basic and Diluted	$0.36	$0.34

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 (UNAUDITED) AND OCTOBER 1, 2016

(in thousands)

ASSETS

	December 31, 2016	October 1, 2016

CURRENT ASSETS:

Cash and cash equivalents	$12,119	$10,174
Prepaid income taxes	—	180
Due from franchisees	98	62
Other receivables	620	627
Inventories	2,862	2,633
Prepaid expenses	2,085	1,274
Deferred tax assets	531	381

Total Current Assets	18,315	15,331

Property and Equipment, Net	38,337	38,153

Investment in Limited Partnership	229	212

OTHER ASSETS:

Liquor licenses	630	630
Deferred tax assets	841	862
Leasehold interests, net	629	660
Other	511	553

Total Other Assets	2,611	2,705

Total Assets	$59,492	$56,401

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 (UNAUDITED) AND OCTOBER 1, 2016

(in thousands)

(Continued)

LIABILITIES AND EQUITY

	December 31, 2016	October 1, 2016

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$8,833	$7,790
Income taxes payable	66	—
Due to franchisees	1,801	2,098
Current portion of long term debt	1,809	1,466
Current portion of deferred rent	98	102

Total Current Liabilities	12,607	11,456

Long Term Debt, Net of Current Maturities	9,999	8,626

Deferred Rent, Net of Current Portion	—	—

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	29,414	28,750
Treasury stock, at cost, 2,338,995 shares at December 31, 2016 and 2,338,995 shares at October 1, 2016	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	29,997	29,333
Noncontrolling interests	6,889	6,986
Total equity	36,886	36,319

Total liabilities and equity	$59,492	$56,401

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 31, 2016 AND JANUARY 2, 2016

(in thousands)

	December 31, 2016	January 2, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,101	$951
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	631	645
Amortization of leasehold interests	31	30
Loss on abandonment of property and equipment	4	25
Amortization of deferred loan costs	7	—
Deferred income taxes	(129)	—
Deferred rent	(4)	(3)
(Income) loss from unconsolidated limited partnership	(22)	7
Changes in operating assets and liabilities: (increase) decrease in
Due from franchisees	(36)	—
Other receivables	7	44
Prepaid income taxes	180	(90)
Inventories	(229)	(586)
Prepaid expenses	388	135
Other assets	(6)	1
Increase (decrease) in:
Accounts payable and accrued expenses	1,043	1,151
Income taxes payable	66	(143)
Due to franchisees	(297)	(49)
Net cash and cash equivalents provided by operating activities	2,735	2,118

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(731)	(1,632)
Deposits on property and equipment	(40)	(68)
Distributions from unconsolidated limited partnership	5	10
Net cash and cash equivalents used in investing activities	(766)	(1,690)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 31, 2016 AND JANUARY 2, 2016

(in thousands)

(Continued)

	December 31, 2016	January 2, 2016

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(326)	(615)
Proceeds from long term debt	836	—
Distributions to limited partnerships’ noncontrolling interests	(534)	(506)

Net cash and cash equivalents used in financing activities	(24)	(1,121)

Net Increase (Decrease) in Cash and Cash Equivalents	1,945	(693)

Beginning of Period	10,174	9,267

End of Period	$12,119	$8,574

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$133	$146
Income taxes	$163	$514

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,199	$914
Purchase deposits transferred to property and equipment	$88	$147

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the thirteen weeks ended December 31, 2016 and January 2, 2016 are unaudited. Financial information as of October 1, 2016 has been derived from the audited financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 1, 2016. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 3 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potentially dilutive common stock equivalents. As of December 31, 2016 and January 2, 2016, no stock options were outstanding.

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Adopted

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 provides authoritative guidance related to the presentation of debt issuance costs on the balance sheet, requiring companies to present debt issuance costs as a direct deduction from the carrying value of debt. The amendments in this update are effective for public business entities in fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

Index

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     (Continued)

Adopted (Continued)

In February 2015, the FASB issued ASU 2015-02, “Consolidation: Amendments to the Consolidation Analysis” to modify the analysis that companies must perform in order to determine whether a legal entity should be consolidated. ASU 2015-02 simplifies current guidance by reducing the number of consolidation models; eliminating the risk that a reporting entity may have to consolidate based on a fee arrangement with another legal entity; placing more weight on the risk of loss in order to identify the party that has a controlling financial interest; reducing the number of instances that related party guidance needs to be applied when determining the party that has a controlling financial interest; and changing rules for companies in certain industries that ordinarily employ limited partnership or variable interest entity structures. ASU 2015-02 is effective for public companies for fiscal years beginning after December 15, 2015 and interim periods within those fiscal periods. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. The new standard was originally effective for interim and annual periods in fiscal years beginning after December 15, 2016. In July 2015,

Index

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     (Continued)

Issued (Continued)

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

(5) DEBT:

(a) Re-Financing of Corporate Offices

During the first quarter of our fiscal year 2017, we re-financed the mortgage loan encumbering our corporate offices located at 5059 N.E. 18th Avenue, Fort Lauderdale, Florida 33334, which mortgage loan was and continues to be extended and held by an unaffiliated third party lender. The refinanced mortgage loan is in the original principal amount of $840,000 and bears interest at the fixed rate of 4.65% per annum. The mortgage loan is amortizable over a fifteen (15) year period, with our current monthly payment of principal and interest totaling $6,519. The entire principal balance and all accrued but unpaid interest are due on December 28, 2031.

(b) Financing of Office and Warehouse Space

During the first quarter of our fiscal year 2017, we borrowed the sum of $822,500 from an unaffiliated third party lender (the “$822,500 Loan”). Our repayment obligations under the $822,500 Loan are secured by a first mortgage on our office located at 1290 East Commercial Boulevard, Oakland Park, Florida 33334 and our warehouse located at 4990 N.E. 12th Avenue, Oakland Park, Florida 33334. The $822,500 Loan bears interest at the fixed rate of 4.65% per annum and is amortizable over a fifteen (15) year period, with our current monthly payment of principal and interest totaling $6,384. The entire principal balance and all accrued but unpaid interest are due on December 28, 2031.

(c) Revolving Credit Line/Term Loan

During the first quarter of our fiscal year 2017, we closed on a secured revolving line of credit from an unaffiliated third party lender which, subject to certain conditions, entitles us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”). From December 28, 2016 through December 28, 2017, we are obligated to pay interest only on the outstanding balance under the Credit Line, at a rate of LIBOR, Daily Floating Rate, plus 2.25%, per annum (3.027% as of February 14, 2017). As more fully discussed under Note 7 Subsequent Events, subsequent to the end of the first quarter of our fiscal year 2017, we entered into an interest rate swap agreement to hedge the interest rate risk when the unpaid principal balance under the Credit Line converts to a term loan and our repayment obligations thereunder become amortizable over a five year period, payable in equal monthly installments of principal and interest at the rate of 4.65% per annum, with any outstanding principal balance and all accrued but unpaid interest due on December 28, 2022. We granted our lender a first priority security interest in substantially all of our personal property assets to secure our repayment obligations under this loan. During the first quarter of our fiscal year 2017, we did not draw upon the Credit Line and neither incurred nor paid any interest amounts. As of February 14, 2017, we have $5,500,000 of credit available under the Credit Line.

Index

(d) Financed Insurance Premiums

During the thirteen weeks ended December 31, 2016, we financed the following three (3) property and general liability insurance policies, totaling approximately $1.21 million, which property and general liability insurance includes coverage for our franchises which are not included in our consolidated financial statements:

(i)       For the policy year beginning December 30, 2016, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers, including automobile and excess liability coverage. The one (1) year general liability insurance premiums, including automobile and excess liability coverage, total, in the aggregate $513,000, of which $409,000 is financed through an unaffiliated third party lender (the “Third Party Lender”). The finance agreement obligates us to repay the amounts financed together with interest at the rate of 2.95% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of $42,000. The finance agreement is secured by a first priority security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(ii) For the policy year beginning December 30, 2016, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers, including excess liability coverage. The one (1) year general liability insurance premiums, including excess liability coverage, total, in the aggregate $498,000, of which $398,000 is financed through the Third Party Lender. The finance agreement obligates us to repay the amounts financed, together with interest at the rate of 2.95% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of $40,000. The finance agreement is secured by a first priority security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

(iii)       For the policy year beginning December 30, 2016, our property insurance is a one (1) year policy. The one (1) year property insurance premium is in the amount of $504,000, of which $404,000 is financed through the Third Party Lender. The finance agreement provides that we are obligated to repay the amounts financed, together with interest at the rate of 2.95% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of approximately $41,000. The finance agreement is secured by a first priority security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

As of December 31, 2016, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $1,199,000.

(6) COMMITMENTS AND CONTINGENCIES:

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

Index

(7) SUBSEQUENT EVENTS:

Subsequent events have been evaluated through the date these condensed consolidated financial statements were issued and no events required disclosure, except as follows:

(a) Conversion of Revolving Credit Line/Term Loan to Fixed Rate of Interest:

Subsequent to the end of the first quarter of our fiscal year 2017, we entered into an interest rate swap agreement with a third party unaffiliated with the Company, which causes the variable interest rate under our Credit Line to become fixed at 4.65% per annum on December 28, 2017, the date the Credit Line converts to a term loan.

(b) Termination of SWAP Agreement:

Subsequent to the end of the first quarter of our fiscal year 2017, we terminated the interest rate swap agreement we entered into July, 2010 which related to the re-financed mortgage loan encumbering our corporate offices located at 5059 N.E. 18th Avenue, Fort Lauderdale, Florida 33334. The interest rate swap agreement required us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount. We paid an $8,500 pre-payment penalty to the lender in connection with the termination of the interest rate swap agreement.

(8) BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks ended December 31, 2016 and January 2, 2016, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

Index

	(in thousands)
	Thirteen Weeks Ending December 31, 2016	Thirteen Weeks Ending January 2, 2016
Operating Revenues:
Restaurants	$21,285	$20,282
Package stores	4,678	4,360
Other revenues	631	636
Total operating revenues	$26,594	$25,278

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$1,673	$1,485
Package stores	361	338
	2,034	1,823
Corporate expenses, net of other revenues	(561)	(472)
Income from Operations	1,473	1,351
Interest expense	(133)	(146)
Interest and Other income	41	26
Income Before Provision for Income Taxes	$1,381	$1,231
Provision for Income Taxes	(280)	(280)
Net Income	1,101	951
Net Income Attributable to Noncontrolling Interests	(437)	(327)
Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders	$664	$624

Depreciation and Amortization:
Restaurants	$504	$495
Package stores	52	48
	556	543
Corporate	106	132
Total Depreciation and Amortization	$662	$675

Capital Expenditures:
Restaurants	$275	$494
Package stores	17	134
	292	628
Corporate	527	1,151
Total Capital Expenditures	$819	$1,779

	December 31,	October 1,
	2016	2016
Identifiable Assets:
Restaurants	$29,469	$28,461
Package store	4,851	4,727
	34,320	33,188
Corporate	25,172	23,213
Consolidated Totals	$59,492	$56,401

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipates, appears, expects, trends, intends, hopes, plans, believes, seeks, estimates, may, will,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to customer demand and competitive conditions. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Annual Report on our Form 10-K for the fiscal year ended October 1, 2016 and in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

OVERVIEW

At December 31, 2016, we (i) operated 25 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants, (one restaurant of which we operate), and three combination restaurants/package stores. The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of December 31, 2016 and as compared to January 2, 2016 and October 1, 2016. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

Types of Units	December 31, 2016	October 1, 2016	January 2, 2016
Company Owned: Combination package and restaurant	4	4	4
Restaurant only	6	6	6
Package store only	5	5	5

Company Operated Restaurants Only:
Limited Partnerships	8	8	8
Franchise	1	1	1
Unrelated Third Party	1	1	1

Company Owned Club:	1	1	1

Total Company Owned/Operated Units	26	26	26
Franchised Units	5	5	5	(1)

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

Index

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of December 31, 2016, limited partnerships owning five (5) restaurants, (Surfside, Florida, Kendall, Florida, West Miami, Florida, Pinecrest, Florida and Wellington, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	December 31, 2016		January 2, 2016
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$16,224	62.49	$15,379	62.41
Restaurant bar sales	5,061	19.49	4,903	19.90
Package store sales	4,678	18.02	4,360	17.69

Total Sales	$25,963	100.00	$24,642	100.00

Franchise related revenues	378		392
Owner’s fee	38		38
Rental income	159		146
Other operating income	56		60

Total Revenue	$26,594		$25,278

Comparison of Thirteen Weeks Ended December 31, 2016 and January 2, 2016.

Revenues. Total revenue for the thirteen weeks ended December 31, 2016 increased $1,316,000 or 5.21% to $26,594,000 from $25,278,000 for the thirteen weeks ended January 2, 2016 due primarily to increased menu prices and to a lesser extent increased restaurant traffic. Effective February 7, 2016 we increased certain menu prices for our bar offerings to target an increase to our total bar revenues of approximately 3.0% annually and effective February 15, 2016 we increased certain menu prices for our food offerings to target an increase to our total food revenues of approximately 3.7% annually, (the “Price Increases”).

Index

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $16,224,000 for the thirteen weeks ended December 31, 2016 as compared to $15,379,000 for the thirteen weeks ended January 2, 2016. The increase in restaurant revenue from the sale of food at restaurants during the thirteen weeks ended December 31, 2016 is primarily due to the Price Increases and to a lesser extent increased restaurant traffic. Comparable weekly restaurant food sales (for restaurants open for all of the first quarter of our fiscal year 2017 and the first quarter of our fiscal year 2016, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $1,248,000 and $1,183,000 for the thirteen weeks ended December 31, 2016 and January 2, 2016, respectively, an increase of 5.49%. Comparable weekly restaurant food sales for Company owned restaurants only was $651,000 and $620,000 for the first quarter of our fiscal year 2017 and the first quarter of our fiscal year 2016, respectively, an increase of 5.00%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $597 ,000 and $563,000 for the first quarter of our fiscal year 2017 and the first quarter of our fiscal year 2016, respectively, an increase of 6.04%.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $5,061,000 for the thirteen weeks ended December 31, 2016 as compared to $4,903,000 for the thirteen weeks ended January 2, 2016. The increase in restaurant revenue from the sale of alcoholic beverages at restaurants during the thirteen weeks ended December 31, 2016 is primarily due to the Price Increases and to a lesser extent increased restaurant traffic. Comparable weekly restaurant bar sales (for restaurants open for all of the first quarter of our fiscal year 2017 and the first quarter of our fiscal year 2016, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $389,000 for the thirteen weeks ended December 31, 2016 and $377,000 for the thirteen weeks ended January 2, 2016, an increase of 3.18%. Comparable weekly restaurant bar sales for Company owned restaurants only was $184,000 and $177,000 for the first quarter of our fiscal year 2017 and the first quarter of our fiscal year 2016, respectively, an increase of 3.95%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $205,000 and $200,000 for the first quarter of our fiscal year 2017 and the first quarter of our fiscal year 2016, respectively, an increase of 2.50%.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $4,678,000 for the thirteen weeks ended December 31, 2016 as compared to $4,360,000 for the thirteen weeks ended January 2, 2016, an increase of $318,000. This increase was primarily due to increased package liquor store traffic. The weekly average of same store package liquor store sales, which includes all nine (9) Company owned package liquor stores, was $360,000 for the thirteen weeks ended December 31, 2016 as compared to $335,000 for the thirteen weeks ended January 2, 2016, an increase of 7.46%. We expect package liquor store sales to remain stable throughout the balance of our fiscal year 2017.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended December 31, 2016 increased $1,194,000 or 4.99% to $25,121,000 from $23,927,000 for the thirteen weeks ended January 2, 2016. The increase was primarily due to an expected general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2017 for the same reasons. Operating costs and expenses decreased as a percentage of total sales to approximately 94.46% in the first quarter of our fiscal year 2017 from 94.66% in the first quarter of our fiscal year 2016.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended December 31, 2016 increased to $13,823,000 from $13,161,000 for the thirteen weeks ended January 2, 2016. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 64.94% for the thirteen weeks ended December 31, 2016 and 64.89% for the thirteen weeks ended January 2, 2016. Our gross profit margin for restaurant food and bar sales for the thirteen weeks ended December 31, 2016 as compared to the thirteen weeks ended January 2, 2016 were relatively flat notwithstanding the Price Increases. We anticipate that our gross profit for restaurant food and bar sales will decrease during our fiscal year 2017 due to higher food costs.

Index

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended December 31, 2016 increased to $1,324,000 from $1,249,000 for the thirteen weeks ended January 2, 2016. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package liquor store sales was 28.30% for the thirteen weeks ended December 31, 2016 and 28.64% for the thirteen weeks ended January 2, 2016. We anticipate that the gross profit margin for package store sales will remain stable throughout the balance of our fiscal year 2017.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended December 31, 2016 increased $424,000 or 5.49% to $8,145,000 from $7,721,000 for the thirteen weeks ended January 2, 2016. Higher payroll and related costs for the thirteen weeks ended January 2, 2016 were primarily due to higher restaurant sales, which require additional payroll and related costs for employees such as cooks, bartenders and servers. Payroll and related costs as a percentage of total sales was 30.63% in the first quarter of our fiscal year 2017 and 30.54% of total sales in the first quarter of our fiscal year 2016.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended December 31, 2016 increased $58,000 or 4.49% to $1,350,000 from $1,292,000 for the thirteen weeks ended January 2, 2016. We anticipate that our occupancy costs will remain stable throughout our fiscal year 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended December 31, 2016 increased $128,000 or 2.73% to $4,810,000 from $4,682,000 for the thirteen weeks ended January 2, 2016. Selling, general and administrative expenses decreased as a percentage of total sales in the first quarter of our fiscal year 2017 to approximately 18.09% as compared to 18.52% in the first quarter of our fiscal year 2016. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2017 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization for the thirteen weeks ended December 31, 2016 decreased $13,000 or 1.93% to $662,000 from $675,000 for the thirteen weeks ended January 2, 2016. As a percentage of total revenue, depreciation expense was 2.49% of revenue for the thirteen weeks ended December 31, 2016 and 2.67% of revenue in the thirteen weeks ended January 2, 2016.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended December 31, 2016 decreased $13,000 to $133,000 from $146,000 for the thirteen weeks ended January 2, 2016.

Income Taxes. Income taxes for the thirteen weeks ended December 31, 2016 and January 2, 2016 were each $280,000.

Net Income. Net income for the thirteen weeks ended December 31, 2016 increased $150,000 or 15.77% to $1,101,000 from $951,000 for the thirteen weeks ended January 2, 2016. Net income for the thirteen weeks ended December 31, 2016 increased when compared to the thirteen weeks ended January 2, 2016 primarily due to increased revenue and the Price Increases, offset partially by higher food costs and overall expenses. As a percentage of sales, net income for the first quarter of our fiscal year 2017 is 4.14%, as compared to 3.76% in the first quarter of our fiscal year 2016.

Net Income Attributable to Stockholders. Net income for the thirteen weeks ended December 31, 2016 increased $40,000 or 6.41% to $664,000 from $624,000 for the thirteen weeks ended January 2, 2016. Net income attributable to stockholders for the thirteen weeks ended December 31, 2016 increased when compared to the thirteen weeks ended January 2, 2016 primarily due to higher revenue and the Price Increases. As a percentage of sales, net income for the first quarter of our fiscal year 2016 is 2.50%, as compared to 2.47% in the first quarter of our fiscal year 2016.

Index

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During the first quarter of our fiscal year 2017, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

Menu Price Increases and Trends

Effective February 7, 2016 we increased menu prices for our bar offerings to increase our bar revenues by approximately 3.0% annually and effective February 15, 2016 we increased menu prices for our food offerings to increase our food revenues by approximately 3.7% annually to offset higher food costs and higher overall expenses. The last time we increased menu prices was in the third quarter of our fiscal year 2012. During the next twelve months, we expect that restaurant and bar sales should increase as a result of increased menu prices, but gross profit for restaurant food and bar operations will decrease due to higher food costs. We anticipate that our package liquor store sales and gross profit margin for package liquor store sales will remain stable during our fiscal year 2017. We also plan to continue our increased advertising to attract and retain our customers against increased competition.

We do not have a new “Flanigan’s Seafood Bar and Grill” restaurant in the development stage, but continue to search for new locations to open restaurants and thereby expand our business. Although we have no agreements, agreements in principle or understandings to do so, we are attempting to expand “The Whale’s Rib” restaurant concept that we manage in Deerfield Beach, Florida through the opening of a new restaurant in Miami, Florida. We have the authority to open new restaurant locations using ‘The Whale’s Rib” concept, including its trademark, through a license arrangement with the owner. If we open new Whales Rib locations, we will probably use our limited partnership ownership model.

We are not actively searching for locations for the operation of new package liquor stores, but if an appropriate location for a package liquor store becomes available, we will consider it.

Liquidity and Capital Resources

We fund our operations through cash from operations. As of December 31, 2016, we had cash of approximately $12,119,000, an increase of $1,945,000 from our cash balance of $10,174,000 as of October 1, 2016. Our cash increased during the first quarter of our fiscal year 2017, because during the first quarter of our fiscal year 2017 we (i) received $822,500 less debt costs from a mortgage loan against our office and warehouse space located at 1290 East Commercial Boulevard, Oakland Park, Broward County, Florida and the vacant real property located at 4990 N.E. 12th Avenue, Oakland Park, Broward County, Florida, diagonally adjacent thereto (the “$822,500 Loan”); and (ii) received $99,000 less debt costs from the re-financing of our mortgage loan secured by our corporate offices located at 5059 N.E. 18th Avenue, Fort Lauderdale, Florida 33334 (the “Cashout Refinancing”). During the first quarter of our fiscal year 2016, we used $922,500 to purchase the real property and improvements located at 1290 East Commercial Boulevard, Oakland Park, Broward County, Florida and the vacant real property located at 4990 N.E. 12th Avenue, Oakland Park, Broward County, Florida. We believe that our current cash availability from our cash on hand, positive cash flow from operations and funds available on our credit line will be sufficient to fund operations and planned capital expenditures for at least the next twelve months.

Index

Cash Flows

The following table is a summary of our cash flows for the first thirteen weeks of fiscal years 2017 and 2016.

	---------Thirteen Weeks Ended--------
	December 31, 2016	January 2, 2016
	(in Thousands)

Net cash provided by operating activities	$2,735	$2,118
Net cash used in investing activities	(766)	(1,690)
Net cash used in financing activities	(24)	(1,121)

Net Increase (decrease) in Cash and Cash Equivalents	1,945	(693)

Cash and Cash Equivalents, Beginning	10,174	9,267

Cash and Cash Equivalents, Ending	$12,119	$8,574

We did not declare or pay a cash dividend on our capital stock in the first quarter of our fiscal year 2017 or the first quarter of our fiscal year 2016. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. We acquired property and equipment of $819,000, (including $88,000 of deposits recorded in other assets as of October 1, 2016), during the thirteen weeks ended December 31, 2016, including $65,000 for renovations to three Company owned restaurants and one Company owned package store. We acquired property and equipment of $1,779,000, (including $147,000 of deposits recorded in other assets as of October 3, 2015), during the thirteen weeks ended January 2, 2016, including $120,000 for renovations to one Company owned restaurant.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2017 to be approximately $900,000, $65,000 of which has been spent through December 31, 2016.

Long Term Debt

As of December 31, 2016, we had long term debt of $11,808,000, as compared to $11,679,000 as of January 2, 2016, and $10,255,000 as of October 1, 2016. Our long term debt increased as of December 31, 2016 as compared to January 2, 2016 due to the proceeds less debt costs we received from the $822,500 loan and increased as compared to October 1, 2016 due to the proceeds less debt costs we received from the $822,500 loan and financed insurance premiums. As of December 31, 2016, we are in compliance with the covenants of all loans with our lender.

Construction Contract

On March 28, 2016, we entered into an agreement with a general contractor to construct a new building on a parcel of real property which we own which is near the real property where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operates. The agreement with the general contractor provides for us to pay to the general contractor an aggregate sum of $1,061,000 plus amounts for change orders approved by us, of which $456,000 has been paid as of December 31, 2016. Upon completion of the construction of the new building, we plan to re-locate our package liquor store to the new building and to renovate and expand the restaurant into the former package liquor store space.

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended December 31, 2016, January 2, 2016 and our fiscal year ended October 1, 2016.

Item	Dec. 31, 2016	Jan. 2, 2016	Oct. 1, 2016
	(in Thousands)

Current Assets	$18,315	$14,434	$15,331
Current Liabilities	12,607	12,146	11,456
Working Capital	$5,708	$2,288	$3,875

Our working capital increased during our fiscal quarter ended December 31, 2016 from our working capital for our fiscal quarter ended January 2, 2016 and our fiscal year ended October 1, 2016 primarily due to the net proceeds we received from the $822,500 Loan ($798,000 after debt costs) and the Cashout Refinancing ($78,000 after debt costs). In addition, during our fiscal quarter ended January 2, 2016, we used $922,500 in cash to purchase our office and warehouse space located at 1290 East Commercial Boulevard, Oakland Park, Florida and the vacant real property located at 4990 N.E. 12th Avenue, Oakland Park, Florida.

During the first quarter of our fiscal year 2017, we closed on a secured revolving line of credit from an unaffiliated third party lender which, subject to certain conditions, entitles us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”). From December 28, 2016 through December 28, 2017, we are obligated to pay interest only on the outstanding balance under the Credit Line, at a rate of LIBOR, Daily Floating Rate, plus 2.25%, per annum (3.027% as of February 14, 2017). On December 28, 2017, the unpaid principal balance under the Credit Line converts to a term loan and our repayment obligations thereunder become amortizable over a five year period, payable in equal monthly installments of principal and interest at the rate of 4.65% per annum, with any outstanding principal balance and all accrued but unpaid interest due on December 28, 2022. As more fully discussed under Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK below, subsequent to the end of the first quarter of our fiscal year 2017, we entered into an interest rate swap agreement to hedge the interest rate risk, which fixed the interest rate on this loan at 4.65% throughout the amortizing term of the loan. We granted our lender a first priority security interest in substantially all of our assets to secure our repayment obligations under this loan. During the first quarter of our fiscal year 2017, we did not draw upon the Credit Line and neither incurred nor paid any interest amounts. As of February 14, 2017, we have $5,500,000 of credit available under the Credit Line.

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that our cash on hand, positive cash flow from operations and funds available on our term loan will adequately fund operations, debt reductions and planned capital expenditures throughout our fiscal year 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of December 31, 2016 held no equity securities.

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

At December 31, 2016, we had three variable rate debt instruments outstanding that are impacted by changes in interest rates. In July, 2010, we re-financed the mortgage loan encumbering our corporate offices (the “Refinanced Mortgage Loan”). In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”). In January, 2013, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”).

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following four (4) interest rate swap agreements, three of which are effective as of December 31, 2016:

(i)        One (1) interest rate swap agreement entered into July, 2010 relates to the Refinanced Mortgage Loan (the “Mortgage Loan Swap”). The Mortgage Loan Swap requires us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount. Under this method of accounting, at December 31, 2016, we determined that based upon unadjusted quoted prices in active markets for similar assets or liabilities provided by our unrelated third party lender, the swap is not effective, however fair value of the Mortgage Loan Swap was not material;

(ii)        The second interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at December 31, 2016, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

Index

(iii)        The third interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at December 31, 2016, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

(iv)       Subsequent to the end of the first quarter of our fiscal year 2017, we entered into a fourth interest rate swap agreement with a third party unaffiliated with the Company, which is effective in December 2017. This interest rate swap agreement causes the variable interest rate under our Credit Line to become fixed at 4.65% per annum on December 28, 2017, the date the Credit Line converts to a term loan.

At December 31, 2016, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

As of December 31, 2016, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934) . Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” on page 11 of this Report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended October 1, 2016 for a discussion of other legal proceedings resolved in prior years.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirteen weeks ended December 31, 2016 and January 2, 2016, we did not purchase any shares of our common stock. As of December 31, 2016, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

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

FLANIGAN'S ENTERPRISES, INC.

Date: February 14, 2017	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)