Form 10-Q
period 2017-04-01
FLANIGANS ENTERPRISES INC
filed 2017-05-16
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

On May 16, 2017, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

SIGNATURES

LIST XBRL DOCUMENTS

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016

REVENUES:
Restaurant food sales	$17,281	$16,874	$33,505	$32,253
Restaurant bar sales	5,302	5,484	10,363	10,387
Package store sales	4,191	3,994	8,869	8,354
Franchise related revenues	408	411	786	803
Rental income	152	120	311	266
Owner’s fee	37	37	75	75
Other operating income	62	54	118	114
	27,433	26,974	54,027	52,252

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	8,008	7,819	15,470	14,940
Package goods	2,993	2,837	6,347	5,948
Payroll and related costs	8,410	8,319	16,555	16,040
Occupancy costs	1,356	1,345	2,706	2,637
Selling, general and administrative expenses	4,571	4,676	9,381	9,358
	25,338	24,996	50,459	48,923
Income from Operations	2,095	1,978	3,568	3,329

OTHER INCOME (EXPENSE):
Interest expense	(152)	(138)	(285)	(284)
Interest and other income	33	11	74	37
	(119)	(127)	(211)	(247)

Income before Provision for Income Taxes	1,976	1,851	3,357	3,082

Provision for Income Taxes	(467)	(432)	(746)	(712)

Net Income	1,509	1,419	2,611	2,370

Less: Net income attributable to noncontrolling interests	(462)	(545)	(899)	(872)

Net Income attributable to stockholders	$1,047	$874	$1,712	$1,498

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Continued)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016

Net Income Per Common Share:
Basic and Diluted	$0.56	$0.47	$0.92	$0.81

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,858,647	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 1, 2017 (UNAUDITED) AND OCTOBER 1, 2016

(in thousands)

ASSETS

	April 1, 2017	October 1, 2016

CURRENT ASSETS:

Cash and cash equivalents	$10,621	$10,174
Prepaid income taxes	—	180
Due from franchisees	—	62
Other receivables	419	627
Inventories	2,897	2,633
Prepaid expenses	1,875	1,274
Deferred tax asset	237	381

Total Current Assets	16,049	15,331

Property and Equipment, Net	40,352	38,138
Construction in Progress	1,550	15
	41,902	38,153

Investment in Limited Partnership	238	212

OTHER ASSETS:

Liquor licenses	630	630
Deferred tax asset	929	862
Leasehold purchases, net	599	660
Other	546	553

Total Other Assets	2,704	2,705

Total Assets	$60,893	$56,401

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 1, 2017 (UNAUDITED) AND OCTOBER 1, 2016

(in thousands)

(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	April 1, 2017	October 1, 2016

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$8,053	$7,790
Income taxes payable	83	—
Due to franchisees	1,959	2,098
Current portion of long term debt	1,453	1,466
Deferred rent	95	102

Total Current Liabilities	11,643	11,456

Long Term Debt, Net of Current Maturities	11,784	8,626

Deferred Rent, Net of Current Portion	—	—

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	30,090	28,750
Treasury stock, at cost, 2,338,995 shares at April 1, 2017 and 2,338,995 shares at October 1, 2016	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	30,673	29,333
Noncontrolling interest	6,793	6,986
Total equity	37,466	36,319

Total liabilities and equity	$60,893	$56,401

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY SIX WEEKS ENDED APRIL 1, 2017 AND APRIL 2, 2016

(in thousands)

	April 1, 2017	April 2, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,611	$2,370
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,263	1,266
Amortization of leasehold interests	61	61
Loss on abandonment of property and equipment	13	44
Amortization of deferred loan costs	18	—
Deferred income tax	77	191
Deferred rent	(7)	(7)
Income from unconsolidated limited partnership	(36)	(13)
Changes in operating assets and liabilities: (increase) decrease in
Due from franchisees	62	—
Other receivables	(270)	91
Prepaid income taxes	180	—
Inventories	(264)	(500)
Prepaid expenses	598	442
Other assets	40	3
Increase (decrease) in:
Accounts payable and accrued expenses	263	450
Income taxes payable	83	(64)
Due to franchisees	(139)	1,006
Net cash and cash equivalents provided by operating activities	4,553	5,340

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment and construction in progress	(4,326)	(2,196)
Deposit on property and equipment	(254)	(141)
Distributions from unconsolidated limited Partnership	10	27
Net cash and cash equivalents used in investing activities	(4,570)	(2,310)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY SIX WEEKS ENDED APRIL 1, 2017 AND APRIL 2, 2016

(in thousands)

(Continued)

	April 1, 2017	April 2, 2016

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(908)	(1,054)
Deferred loan costs	(86)	—
Proceeds from long-term debt	2,922	—
Dividends paid	(372)	(343)
Purchase of noncontrolling limited partnership Interests	—	(10)
Distributions to limited partnerships’ noncontrolling interests	(1,092)	(1,030)

Net cash and cash equivalents provided by (used in) financing activities	464	(2,437)

Net Increase in Cash and Cash Equivalents	447	593

Beginning of Period	10,174	9,267

End of Period	$10,621	$9,860

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$285	$285
Income taxes	$402	$586

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,199	$914
Purchase deposits transferred to property and equipment	$699	$211

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 1, 2017

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the periods ended April 1, 2017 and April 2, 2016 are unaudited. Financial information as of October 1, 2016 has been derived from the audited financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 1, 2016. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 2 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potentially dilutive common stock equivalents. As of April 1, 2017 and April 2, 2016, no stock options were outstanding.

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

(4) INVESTMENT IN REAL PROPERTY

During the second quarter of our fiscal year 2017, we acquired for $2.47 million cash at closing, vacant real property (the “Property”), which is contiguous to the real property we own where our new package liquor store located at 13185 Biscayne Boulevard, North Miami, Florida, (Store #20P) and our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20R) operate. To fund the cash at closing, we borrowed $2.0 million using our Credit Line (defined below at Note 7(c)) and used cash on hand for the remainder. The Property will provide for a larger parking lot to be used by our customers.

(5) EXECUTION OF NEW LEASE FOR EXISTING LOCATION

Weston, Florida

During the second quarter of our fiscal year 2017, we renewed our lease with an unrelated third party for the restaurant we own located at 2460 Weston Road, Weston, Florida (Store #95) for a period of five (5) years from October 1, 2017 through September 30, 2022, with two (2) five (5) year renewal options, under the same terms and conditions, except an increase in the percentage rent.

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

During the second quarter of our fiscal year 2017, we terminated the interest rate swap agreement we entered into July, 2010 which related to the re-financed mortgage loan encumbering our corporate offices located at 5059 N.E. 18th Avenue, Fort Lauderdale, Florida 33334. The interest rate swap agreement required us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount. We paid an $8,500 pre-payment penalty to the lender in connection with the termination of the interest rate swap agreement.

Index

(b) Financing of Office and Warehouse Space

During the first quarter of our fiscal year 2017, we borrowed the sum of $822,500 from an unaffiliated third party lender (the “$822,500 Loan”). The proceeds of the $822,500 Loan will be used for working capital. Our repayment obligations under the $822,500 Loan are secured by a first mortgage on our office and warehourse located at 1290 East Commercial Boulevard, Oakland Park, Florida 33334 and our warehouse located at 4990 N.E. 12th Avenue, Oakland Park, Florida 33334. The $822,500 Loan bears interest at the fixed rate of 4.65% per annum and is amortizable over a fifteen (15) year period, with our current monthly payment of principal and interest totaling $6,384. The entire principal balance and all accrued but unpaid interest are due on December 28, 2031.

(c) Revolving Credit Line/Term Loan

During the first quarter of our fiscal year 2017, we closed on a secured revolving line of credit from an unaffiliated third party lender which, subject to certain conditions, entitles us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”). From December 28, 2016 through December 28, 2017, we are obligated to pay interest only on the outstanding balance under the Credit Line, at a rate of LIBOR, Daily Floating Rate, plus 2.25%, per annum (3.227% as of April 1, 2017). During the second quarter of our fiscal year 2017, we entered into an interest rate swap agreement to hedge the interest rate risk when the unpaid principal balance under the Credit Line converts to a term loan on December 28, 2017 and our repayment obligations thereunder become amortizable over a five year period, payable in equal monthly installments of principal and interest at the rate of 4.65% per annum, with any outstanding principal balance and all accrued but unpaid interest due on December 28, 2022. We granted our lender a first priority security interest in substantially all of our personal property assets to secure our repayment obligations under this loan. During the second quarter of our fiscal year 2017, we borrowed $2.0 million on the Credit Line and used such borrowed amounts to purchase the Property (See Note 4) and accordingly incurred, but did not pay any interest amounts. As of May 16, 2017, we have $3.5 million of credit available under the Credit Line.

(d) Financed Insurance Premiums

During the twenty six weeks ended April 1, 2017, we financed the following three (3) property and general liability insurance policies, totaling approximately $1.21 million, which property and general liability insurance includes coverage for our franchises which are not included in our consolidated financial statements:

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

As of April 1, 2017, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $769,000.

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

(10) BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks and twenty six weeks ended April 1, 2017 and April 2, 2016, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

Index

	(in thousands)
	Thirteen Weeks Ending April 1, 2017	Thirteen Weeks Ending April 2, 2016
Operating Revenues:
Restaurants	$22,583	$22,358
Package stores	4,191	3,994
Other revenues	659	622
Total operating revenues	$27,433	$26,974

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$2,830	$2,774
Package stores	278	188
	3,108	2,962
Corporate expenses, net of other revenues	(1,013)	(984)
Income from operations	2,095	1,978
Interest expense	(152)	(138)
Interest and other income	33	11
Income Before Provision for Income Taxes	$1,976	$1,851
Provision for Income Taxes	(467)	(432)
Net Income	1,509	1,419
Net Income Attributable to Noncontrolling Interests	(462)	(545)
Net Income Attributable to Flanigan’s Enterprises, Inc.
Stockholders	$1,047	$874

Depreciation and Amortization:
Restaurants	$507	$516
Package stores	51	53
	558	569
Corporate	104	83
Total Depreciation and Amortization	$662	$652

Capital Expenditures:
Restaurants	$1,381	$383
Package stores	2,735	63
	4,116	446
Corporate	90	181
Total Capital Expenditures	$4,206	$627

Index

	Twenty Six Weeks Ending April 1, 2017	Twenty Six Weeks Ending April 2, 2016
Operating Revenues:
Restaurants	$43,868	$42,640
Package stores	8,869	8,354
Other revenues	1,290	1,258
Total operating revenues	$54,027	$52,252

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$4,503	$4,259
Package stores	639	526
	5,142	4,785
Corporate expenses, net of other revenues	(1,574)	(1,456)
Income from Operations	3,568	3,329
Interest expense	(285)	(284)
Interest and Other Income	74	37
Income Before Provision for Income Taxes	$3,357	$3,082
Provision for Income Taxes	(746)	(712)
Net Income	2,611	2,370
Net Income Attributable to Noncontrolling Interests	(899)	(872)
Net Income Attributable to Flanigan’s Enterprises, Inc.
Stockholders	$1,712	$1,498

Depreciation and Amortization:
Restaurants	1,011	1,011
Package stores	103	101
	1,114	1,112
Corporate	210	215
Total Depreciation and Amortization	$1,324	$1,327

Capital Expenditures:
Restaurants	$1,674	$878
Package stores	3,107	197
	4,781	1,075
Corporate	244	1,332
Total Capital Expenditures	$5,025	$2,407

	April 1,	October 1,
	2017	2016
Identifiable Assets:
Restaurants	$28,817	$25,758
Package store	9,555	7,663
	38,372	33,421
Corporate	22,521	22,980
Consolidated Totals	$60,893	$56,401

The Company moved assets of approximately $2,936,000, consisting primarily of land, from corporate ($233,000) and restaurant ($2,703,000) to package store ($2,936,000) to correctly report assets related to each segment.

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

Index

OVERVIEW

At April 1, 2017, we (i) operated 25 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants, (one restaurant of which we operate), and three combination restaurants/package stores. The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of April 1, 2017 and as compared to April 2, 2016 and October 1, 2016. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

Types of Units	April 1, 2017	October 1, 2016	April 2, 2016
Company Owned:
Combination package and restaurant	4	4	4
Restaurant only	6	6	6
Package store only	5	5	5

Company Operated Restaurants Only:
Limited Partnerships	8	8	8
Franchise	1	1	1
Unrelated Third Party	1	1	1

Company Owned Club:	1	1	1

Total Company Owned/Operated Units	26	26	26
Franchised Units	5	5	5	(1)

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of April 1, 2017, limited partnerships owning five (5) restaurants, (Surfside, Florida, Kendall, Florida, West Miami, Florida, Pinecrest, Florida and Wellington, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

Index

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	April 1, 2017		April 2, 2016
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$17,281	64.55	$16,874	64.03
Restaurant bar sales	5,302	19.80	5,484	20.81
Package store sales	4,191	15.65	3,994	15.16

Total Sales	$26,774	100.00	$26,352	100.00

Franchise related revenues	408		411
Rental income	152		120
Owner’s fee	37		37
Other operating income	62		54

Total Revenue	$27,433		$26,974

	-----------------------Twenty Six Weeks Ended-----------------------
	April 1, 2017		April 2, 2016
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$33,505	63.53	$32.253	63.25
Restaurant bar sales	10,363	19.65	10,387	20.37
Package store sales	8,869	16.82	8,354	16.38

Total Sales	$52,737	100.00	$50,994	100.00

Franchise related revenues	786		803
Rental income	311		266
Owner’s fee	75		75
Other operating income	118		114

Total Revenue	$54,027		$52,252

Index

Comparison of Thirteen Weeks Ended April 1, 2017 and April 2, 2016.

Revenues. Total revenue for the thirteen weeks ended April 1, 2017 increased $459,000 or 1.70% to $27,433,000 from $26,974,000 for the thirteen weeks ended April 2, 2016 due primarily to increased menu prices and to a lesser extent increased restaurant traffic. Effective February 7, 2016 we increased menu prices for our bar offerings to increase our bar revenues by approximately 3.0% and effective February 15, 2016 we increased menu prices for our food offerings to increase our food revenues by approximately 3.7% (the “Price Increases”).

Restaurant Food Sales. Restaurant revenue generated from the sale of food including non-alcoholic beverages, at restaurants (food sales) totaled $17,281,000 for the thirteen weeks ended April 1, 2017 as compared to $16,874,000 for the thirteen weeks ended April 2, 2016. The increase in restaurant revenue from the sale of food at restaurants for the thirteen weeks ended April 1, 2017 as compared to the thirteen weeks ended April 2, 2016 is primarily due to the Price Increases and to a lesser extent increased restaurant traffic. Comparable weekly food sales (for restaurants open for all of the second quarter of our fiscal year 2017 and the second quarter of our fiscal year 2016, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $1,329,000 and $1,298,000 for the thirteen weeks ended April 1, 2017 and April 2, 2016, respectively, an increase of 2.39%. Comparable weekly food sales for Company owned restaurants was $713,000 and $698,000 for the second quarter of our fiscal year 2017 and the second quarter of our fiscal year 2016, respectively, an increase of 2.15%. Comparable weekly food sales for affiliated limited partnership owned restaurants was $616,000 and $600,000 for the second quarter of our fiscal year 2017 and the second quarter of our fiscal year 2016, respectively, an increase of 2.67%.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $5,302,000 for the thirteen weeks ended April 1, 2017 as compared to $5,484,000 for the thirteen weeks ended April 2, 2016. The decrease in restaurant revenue from bar sales at restaurants for the thirteen weeks ended April 1, 2017 as compared to the thirteen weeks ended April 2, 2016 is primarily due to new promotions to increase the sale of alcoholic beverages, including but not limited to the significant discounting of the price of draft beer manufactured for the Company by a local brewery and sold under the trade mark “Joe’s Pale Ale”, offset partially due to the Price Increases and to a lesser extent increased restaurant traffic. Comparable weekly bar sales (for restaurants open for all of the second quarter of our fiscal years 2017 and 2016, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $408,000 for the thirteen weeks ended April 1, 2017 and $422,000 for the thirteen weeks ended April 2, 2016, a decrease of 3.32%. Comparable weekly bar sales for Company owned restaurants was $199,000 and $203,000 for the second quarter of our fiscal year 2017 and the second quarter of our fiscal year 2016, respectively, a decrease of 1.97%. Comparable weekly bar sales for affiliated limited partnership owned restaurants was $209,000 and $219,000 for the second quarter of our fiscal year 2017 and the second quarter of our fiscal year 2016, respectively, a decrease of 4.57%.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores (package store sales) totaled $4,191,000 for the thirteen weeks ended April 1, 2017 as compared to $3,994,000 for the thirteen weeks ended April 2, 2016, an increase of $197,000. This increase was primarily due to increased package liquor store traffic. The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the second quarter of our fiscal years 2017 and 2016), was $322,000 for the thirteen weeks ended April 1, 2017 as compared to $307,000 for the thirteen weeks ended April 2, 2016, an increase of 4.89%. We expect package liquor store sales to remain stable throughout the balance of our fiscal year 2017.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended April 1, 2017 increased $342,000 or 1.37% to $25,338,000 from $24,996,000 for the thirteen weeks ended April 2, 2016. The increase was primarily due to an expected general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2017 for the same reasons. Operating costs and expenses decreased as a percentage of total revenue to approximately 92.36% in the second quarter of our fiscal year 2017 from 92.67% in the second quarter of our fiscal year 2016.

Index

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food sales and bar sales for the thirteen weeks ended April 1, 2017 increased to $14,575,000 from $14,539,000 for the thirteen weeks ended April 2, 2016. Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of restaurant food sales and bar sales), was 64.54% for the thirteen weeks ended April 1, 2017 and 65.03% for the thirteen weeks ended April 2, 2016. Our gross profit margin for restaurant food and bar sales for the thirteen weeks ended April 1, 2017 as compared to the thirteen weeks ended April 2, 2016 decreased due to higher food costs, notwithstanding the Price Increases. We anticipate that our gross profit margin for restaurant food and bar sales will decrease throughout the balance of our fiscal year 2017 due to higher food costs.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended April 1, 2017 increased to $1,198,000 from $1,157,000 for the thirteen weeks ended April 2, 2016. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package liquor store sales was 28.58% for the thirteen weeks ended April 1, 2017 and 28.97% for the thirteen weeks ended April 2, 2016. We anticipate that the gross profit margin for package store sales will remain stable throughout the balance of our fiscal year 2017.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended April 1, 2017 increased $91,000 or 1.09% to $8,410,000 from $8,319,000 for the thirteen weeks ended April 2, 2016. Higher payroll and related costs for the thirteen weeks ended April 1, 2017 were primarily due to higher restaurant sales, which require additional payroll and related costs for employees such as cooks, bartenders and servers and higher payroll costs. Payroll and related costs as a percentage of total revenue was 30.63% in the second quarter of our fiscal year 2017 and 30.84% of total revenue in the second quarter of our fiscal year 2016.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended April 1, 2017 increased $11,000 or 0.82% to $1,356,000 from $1,345,000 for the thirteen weeks ended April 2, 2016. We anticipate that our occupancy costs will remain stable throughout the balance of our fiscal year 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended April 1, 2017 decreased $105,000 or 2.25% to $4,571,000 from $4,676,000 for the thirteen weeks ended April 2, 2016. Selling, general and administrative expenses decreased as a percentage of total revenue in the second quarter of our fiscal year 2017 to approximately 16.67% as compared to 17.33% in the second quarter of our fiscal year 2016. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2017 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense for the thirteen weeks ended April 1, 2017 increased $10,000 or 1.53% to $662,000 from $652,000 from the thirteen weeks ended April 2, 2016. As a percentage of total revenue, depreciation and amortization expense was 2.41% of revenue in the thirteen weeks ended April 1, 2017 and 2.19% of revenue in the thirteen weeks ended April 2, 2016.

Index

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended April 1, 2017 increased $14,000 to $152,000 from $138,000 for the thirteen weeks ended April 2, 2016 due primarily to the financing of the construction of our office and warehouse property located at 1290 East Commercial Boulevard, Oakland Park, Florida 33334 and 4990 N.E. 12th Avenue, Oakland Park, Florida 33334 at the end of the first quarter of our fiscal year 2017. We anticipate that interest expense will increase throughout the balance of our fiscal year 2017 due primarily to our borrowing of $2.0 million on our Credit Line during the second quarter of our fiscal year 2017, which borrowed funds were used to purchase the vacant real property which is contiguous to the real property we own where our new package liquor store located at 13185 Biscayne Boulevard, North Miami, Florida (Store #20P) and our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20R) operate.

Net Income Net income for the thirteen weeks ended April 1, 2017 increased $90,000 or 6.34% to $1,509,000 from $1,419,000 for the thirteen weeks ended April 2, 2016. Net income for the thirteen weeks ended April 1, 2017 increased when compared to the thirteen weeks ended April 2, 2016 primarily due the Price Increases and to a lesser extent increased restaurant traffic offset partially by higher food costs and overall expenses. As a percentage of revenue, net income for the thirteen weeks ended April 1, 2017 is 5.50%, as compared to 5.26% for the thirteen weeks ended April 2, 2016.

Net Income Attributable to Stockholders. Net income attributed to stockholders for the thirteen weeks ended April 1, 2017 increased $173,000 or 19.79% to $1,047,000 from $874,000 for the thirteen weeks ended April 2, 2016. Net income for the thirteen weeks ended April 1, 2017 increased when compared to the thirteen weeks ended April 2, 2016 primarily due to the Price Increases and to a lower extent increased restaurant traffic, offset partially by higher food costs and overall expenses. As a percentage of revenue, net income attributed to stockholders for the thirteen weeks ended April 1, 2017 is 3.82%, as compared to 3.24% for the thirteen weeks ended April 2, 2016.

Comparison of Twenty Six Weeks Ended April 1, 2017 and April 2, 2016.

Revenues. Total revenue for the twenty six weeks ended April 1, 2017 increased $1,775,000 or 3.40% to $54,027,000 from $52,252,000 for the twenty six weeks ended April 2, 2016 due primarily to the Price Increases and to increased restaurant traffic.

Restaurant Food Sales. Restaurant revenue generated from the sale of food including non-alcoholic beverages at restaurants (food sales) totaled $33,505,000 for the twenty six weeks ended April 1, 2017 as compared to $32,253,000 for the twenty six weeks ended April 2, 2016. The increase in restaurant revenue from the sale of food from restaurants for the twenty six weeks ended April 1, 2017 as compared to the twenty six weeks ended April 2, 2016 is primarily due to Price Increases and to a lesser extent increase restaurant traffic. Comparable weekly food sales (for restaurants open for all of the first and second quarters of our fiscal years 2017 and 2016, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $1,289,000 and $1,240,000 for the twenty six weeks ended April 1, 2017 and April 2, 2016, respectively, an increase of 3.95%. Comparable weekly food sales for Company owned restaurants was $682,000 and $659,000 for the twenty six weeks ended April 1, 2017 and April 2, 2016, respectively, an increase of 3.49%. Comparable weekly food sales for affiliated limited partnership owned restaurants was $607,000 and $581,000 for the twenty six weeks ended April 1, 2017 and April 2, 2016, respectively, an increase of 4.48%.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $10,363,000 for the twenty six weeks ended April 1, 2017 as compared to $10,387,000 for the twenty six weeks ended April 2, 2016. The decrease in restaurant revenue from bar sales from restaurants for the twenty six weeks ended April 1, 2017 as compared to the twenty six weeks ended April 2, 2016 is primarily due to new promotions to increase the sale of alcoholic beverages, including but not limited the significant discounting of the price of draft beer manufactured for the Company by a local brewery and sold under the trade mark “Joe’s Pale Ale”, offset partially due to Price Increases and to a lesser extent increased restaurant traffic. Comparable weekly bar sales (for restaurants open for all of the first and second quarters of our fiscal years 2017 and 2016, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $399,000 for the twenty six weeks ended April 1, 2017 and $400,000 for the twenty six weeks ended April 2, 2016, a decrease of 0.25%. Comparable weekly bar sales for Company owned restaurants was $192,000 and $190,000 for the twenty six weeks ended April 1, 2017 and April 2, 2016, respectively, an increase of 1.05%. Comparable weekly bar sales for affiliated limited partnership owned restaurants was $207,000 and $210,000 for the twenty six weeks ended April 1, 2017 and April 2, 2016, respectively, an increase of 1.43%.

Index

Package Store Sales. Revenue generated from sales of liquor and related items at package stores (package store sales) totaled $8,869,000 for the twenty six weeks ended April 1, 2017 as compared to $8,354,000 for the twenty six weeks ended April 2, 2016, an increase of $515,000. This increase was primarily due to increased package liquor store traffic. The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the first and second quarters of our fiscal years 2017 and 2016) was $341,000 and $321,000 for the twenty six weeks ended April 1, 2017 and April 2, 2016, respectively, an increase of 6.23%. Package liquor store sales are expected to remain stable throughout the balance of our fiscal year 2017.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the twenty six weeks ended April 1, 2017 increased $1,536,000 or 3.14% to $50,459,000 from $48,923,000 for the twenty six weeks ended April 2, 2016. The increase was primarily due to a general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2017 for the same reasons. Operating costs and expenses decreased as a percentage of total revenue to approximately 93.40% for the twenty six weeks ended April 1, 2017 from 93.62% for the twenty six weeks ended April 2, 2016.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the twenty six weeks ended April 1, 2017 increased to $28,398,000 from $27,700,000 for the twenty six weeks ended April 2, 2016. Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of food sales and bar sales), was 64.74% for the twenty six weeks ended April 1, 2017 and 64.96% for the twenty six weeks ended April 2, 2016. Our gross profit margin for restaurant food and bar sales for the twenty six weeks ended April 1, 2017 as compared to the twenty six weeks ended January 2, 2016 decreased due to higher food costs, notwithstanding the Price Increases. We anticipate that our gross profit margin for restaurant food and bar sales will decrease throughout the balance of our fiscal year 2017 due to higher food costs.

Package Store Sales. Gross profit for package store sales for the twenty six weeks ended April 1, 2017 increased to $2,522,000 from $2,406,000 for the twenty six weeks ended April 2, 2016. Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), was 28.43% for the twenty six weeks ended April 1, 2017 compared to 28.80% for the twenty six weeks ended April 2, 2016. We anticipate that the gross profit margin for package store sales will remain stable throughout the balance of our fiscal year 2017.

Payroll and Related Costs. Payroll and related costs for the twenty six weeks ended April 1, 2017, increased $515,000 or 3.21% to $16,555,000 from $16,040,000 for the twenty six weeks ended April 2, 2016. Higher payroll and related costs for the twenty six weeks ended April 1, 2017 were primarily due to higher restaurant sales, which require additional payroll and related costs for employees such as cooks, bartenders and servers and higher payroll costs. Payroll and related costs as a percentage of total revenue was 30.63% for the twenty six weeks ended April 1, 2017 and 30.70% of total revenue for the twenty six weeks ended April 2, 2016.

Index

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the twenty six weeks ended April 1, 2017 increased $69,000 or 2.62% to $2,706,000 from $2,637,000 for the twenty six weeks ended April 2, 2016. We anticipate that our occupancy costs will remain stable throughout our fiscal year 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the twenty six weeks ended April 1, 2017 increased $23,000 or 0.25% to $9,381,000 from $9,358,000 for the twenty six weeks ended April 2, 2016. Selling, general and administrative expenses decreased as a percentage of total revenue for the twenty six weeks ended April 1, 2017 to 17.36% as compared to 17.90% for the twenty six weeks ended April 2, 2016. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2017 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense for the twenty six weeks ended April 1, 2017 decreased $3,000 or 0.23% to $1,324,000 from $1,327,000 from the twenty six weeks ended April 2, 2016. As a percentage of total revenue, depreciation and amortization expense was 2.45% of revenue in the twenty six weeks ended April 1, 2017 and 2.29% of revenue in the twenty six weeks ended April 2, 2016.

Interest Expense, Net. Interest expense, net, for the twenty six weeks ended April 1, 2017 increased $1,000 to $285,000 from $284,000 for the twenty six weeks ended April 2, 2016 due primarily to the financing of our new construction office and warehouse property located at 1290 East Commercial Boulevard, Oakland Park, Florida 33334 and 4990 N.E. 12th Avenue, Oakland Park, Florida 33334 at the end of the first quarter of our fiscal year 2017. We anticipate that interest expense will increase throughout the balance of our fiscal year 2017 due primarily to our borrowing of $2.00 million on our Credit Line during the second quarter of our fiscal year 2017, which borrowed funds were used to purchase the vacant real property which is contiguous to the real property we own where our new package liquor store located at 13185 Biscayne Boulevard, North Miami, Florida (Store #20P) and our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20R) operate.

Net Income. Net income for the twenty six weeks ended April 1, 2017 increased $241,000 or 10.17% to $2,611,000 from $2,370,000 for the twenty six weeks ended April 2, 2016. Net income for the twenty six weeks ended April 1, 2017 increased when compared to the twenty six weeks ended April 2, 2016 primarily due to the Price Increases and to a lesser extent increased restaurant traffic, offset partially due to higher food costs and overall expenses. As a percentage of revenue, net income for the twenty six weeks ended April 1, 2017 is 4.83%, as compared to 4.54% for the twenty six weeks ended April 2, 2016.

Net Income Attributable to Stockholders. Net income attributable to stockholders for the twenty six weeks ended April 1, 2017 increased $214,000 or 14.29% to $1,712,000 from $1,498,000 for the twenty six weeks ended April 2, 2016. Net income attributable to stockholders for the twenty six weeks ended April 1, 2017 increased when compared to the twenty six weeks ended April 2, 2016 primarily due to the Price Increases and to a lesser extent increased restaurant traffic, offset partially due to higher food costs and overall expenses. As a percentage of revenue, net income attributable to stockholders for the twenty six weeks ended April 1, 2017 is 3.17%, as compared to 2.87% for the twenty six weeks ended April 2, 2016.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected if we fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During the twenty six weeks ended April 1, 2017, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

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

Liquidity and Capital Resources

We fund our operations through cash from operations. As of April 1, 2017, we had cash of approximately $10,621,000, an increase of $447,000 from our cash balance of $10,174,000 as of October 1, 2016. Our cash increased during the second quarter of our fiscal year 2017 because we borrowed $2.00 million from our Credit Line. During the second quarter of our fiscal year 2017, we used $2.74 million cash at closing, to close on the purchase of the vacant real property, which is contiguous to the real property we own where our new package liquor store located at 13185 Biscayne Boulevard, North Miami, Florida, (Store #20P) and our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20R) operate. During the second quarter of our fiscal year 2017, we also paid on March 31, 2017 a dividend of $.20 per share. During the second quarter of our fiscal year 2016, we paid on April 1, 2016 a dividend of $.18 per share. We believe that our current cash availability from our cash on hand, positive cash flow from operations and funds available on our term loan will be sufficient to fund operations and planned capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the twenty six weeks ended April 1, 2017 and April 2, 2016.

Index

	---------Twenty Six Weeks Ended--------
	April 1, 2017	April 2, 2016
	(in Thousands)

Net cash provided by operating activities	$4,452	$5,340
Net cash used in investing activities	(4,570)	(2,310)
Net cash provided by (used in) financing activities	464	(2,437)

Net Increase in Cash and Cash Equivalents	447	593

Cash and Cash Equivalents, Beginning	10,174	9,267

Cash and Cash Equivalents, Ending	$10,621	$9,860

During the twenty six weeks ended April 1, 2017, our Board of Directors declared and paid a cash dividend of 20 cents per share to shareholders of record on March 17, 2017. During the twenty six weeks ended April 2, 2016, our Board of Directors declared and paid a cash dividend of 18 cents per share to shareholders of record on March 18, 2016. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. We acquired property, plant and equipment and construction in progress of $5,025,000, (of which $699,000 was of deposits recorded in other assets as of October 1, 2016), during the twenty six weeks ended April 1, 2017, which amount included $2.475 million for the purchase of real property, $969,000 for the construction and redevelopment of a new package store on the same, $478,000 for the construction of a catering kitchen, and $125,000 for renovations to three (3) Company owned restaurants and one Company owned package liquor store. During the twenty six weeks ended April 2, 2016, we acquired property, plant and equipment of $2,407,000, (of which $211,000 was of deposits recorded in other assets as of October 3, 2015), during the twenty six weeks ended April 2, 2016, which amount included $201,000 for one (1) limited partnership and one (1) Company owned restaurants.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2017 to be approximately $900,000, of which $125,000 has been spent through April 1, 2017.

Long Term Debt

As of April 1, 2017, we had long term debt of $13,237,000, as compared to $11,679,000 as of April 2, 2016, and $10,092,000 as of October 1, 2016. Our long term debt increased as of April 1, 2017 as compared to April 2, 2016 due to our borrowing $2.00 million on our Credit Line and $1,199,000 for financed insurance premiums. As of April 1, 2017, we are in compliance with the covenants of all loans with our lender.

As of April 1, 2017, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $769,000.

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended April 1, 2017, April 2, 2016 and our fiscal year ended October 1, 2016.

Item	April 1 2017	April 2, 2016	Oct. 1, 2016
	(in Thousands)

Current Assets	$16,049	$14,918	$15,331
Current Liabilities	11,643	12,218	11,456
Working Capital	$4,406	$2,640	$3,875

Our working capital as of April 1, 2017 increased by 66.89% from our working capital as of April 2, 2016 and increased by 13.70% from our working capital as of October 1, 2016. During the second quarter of our fiscal year 2017, we used $2,475,000 ($2,000,000 of which was borrowed from our Credit Line) to fund the purchase price on our acquisition of the vacant real property which is contiguous to the real property we own where our new package liquor store located at 13185 Biscayne Boulevard, North Miami, Florida, (Store #20P) and our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20R) operate. During the second quarter of our fiscal year 2016, we used $922,500 to purchase the real property and improvements located at 1290 East Commercial Boulevard, Oakland Park, Broward County, Florida and the vacant real property located at 4990 N.E. 12th Avenue, Oakland Park, Broward County, Florida.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of April 1, 2017 held no equity securities.

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

Index

At April 1, 2017, we had three variable rate debt instruments outstanding that are impacted by changes in interest rates. In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”). In January, 2013, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”). In December, 2016, we closed on a secured revolving line of credit which entitles us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”).

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following three (3) interest rate swap agreements:

(i)        The first interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at April 1, 2017, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(ii)         The second interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR - 1 month, plus 2.25%, on the same amortizing notional principal amount. We determined that at April 1, 2017, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(iii)        The third interest rate swap agreement entered into in December, 2016 relates to the Line of Credit (the “Line of Credit Swap”). The Line of Credit Swap requires us to pay interest for a five (5) year period, commencing December 28, 2017 at a fixed rate of 4.65% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at April 1, 2017, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

At April 1, 2017, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

Index

As of April 1, 2017, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934) . Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of April 1, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirteen weeks ended April 1, 2017 and April 2, 2016, we did not purchase any shares of our common stock. As of April 1, 2017, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

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

FLANIGAN'S ENTERPRISES, INC.

Date: May 16, 2017	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)