Form 10-Q
period 2017-07-01
FLANIGANS ENTERPRISES INC
filed 2017-08-15
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

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

On August 15, 2017, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

SIGNATURES

LIST XBRL DOCUMENTS

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

REVENUES:
Restaurant food sales	$17,169	$16,764	$50,674	$49,017
Restaurant bar sales	5,049	5,185	15,412	15,572
Package store sales	4,067	3,801	12,936	12,155
Franchise related revenues	422	369	1,208	1,172
Rental income	151	162	462	428
Owner’s fee	38	38	113	113
Other operating income	71	64	189	178
	26,967	26,383	80,994	78,635

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	8,157	7,603	23,627	22,543
Package goods	2,917	2,736	9,264	8,684
Payroll and related costs	8,293	8,024	24,848	24,064
Occupancy costs	1,365	1,356	4,071	3,993
Selling, general and administrative expenses	4,649	4,253	14,030	13,611
	25,381	23,972	75,840	72,895
Income from Operations	1,586	2,411	5,154	5,740

OTHER INCOME (EXPENSE):
Interest expense	(158)	(137)	(443)	(421)
Interest and other income	15	28	89	65
	(143)	(109)	(354)	(356)

Income before Provision for Income Taxes	1,443	2,302	4,800	5,384

Provision for Income Taxes	(343)	(531)	(1,089)	(1,243)

Net Income	1,100	1,771	3,711	4,141

Less: Net income attributable to noncontrolling interests	(258)	(624)	(1,157)	(1,496)

Net income attributable to stockholders	$842	$1,147	$2,554	$2,645

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Continued)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Net Income Per Common Share:
Basic and Diluted	$0.45	$0.62	$1.37	$1.42

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,858,647	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 1, 2017 (UNAUDITED) AND OCTOBER 1, 2016

(in thousands)

ASSETS

	July 1, 2017	October 1, 2016

CURRENT ASSETS:

Cash and cash equivalents	$9,887	$10,174
Prepaid income taxes	195	180
Due from franchisees	—	62
Other receivables	414	627
Inventories	2,837	2,633
Prepaid expenses	1,588	1,274
Deferred tax asset	248	381

Total Current Assets	15,169	15,331

Property and Equipment, Net	42,170	38,138
Construction in progress	241	15
	42,411	38,153

Investment in Limited Partnership	243	212

OTHER ASSETS:

Liquor licenses	630	630
Deferred tax asset	938	862
Leasehold purchases, net	569	660
Other	416	553

Total Other Assets	2,553	2,705

Total Assets	$60,376	$56,401

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 1, 2017 (UNAUDITED) AND OCTOBER 1, 2016

(in thousands)

(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	July 1, 2017	October 1, 2016

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$7,196	$7,790
Due to franchisees	2,255	2,098
Current portion of long term debt	1,173	1,466
Deferred rent	91	102

Total Current Liabilities	10,715	11,456

Long Term Debt, Net of Current Maturities	11,658	8,626

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	30,932	28,750
Treasury stock, at cost, 2,338,995 shares at July 1, 2017 and 2,338,995 shares at October 1, 2016	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	31,515	29,333
Noncontrolling interest	6,488	6,986
Total equity	38,003	36,319

Total liabilities and equity	$60,376	$56,401

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JULY 1, 2017 AND JULY 2, 2016

(in thousands)

	July 1, 2017	July 2, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$3,711	$4,141
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,897	1,905
Amortization of leasehold purchases	91	91
(Gain)/Loss on abandonment of property and equipment	25	45
Amortization of deferred loan costs	29	—
Deferred income tax	57	183
Deferred rent	(11)	(10)
Income from unconsolidated limited partnership	(46)	(17)
Changes in operating assets and liabilities: (increase) decrease in
Due from franchisees	62	—
Other receivables	213	45
Prepaid income taxes	(15)	—
Inventories	(204)	(299)
Prepaid expenses	885	611
Other assets	46	42
Increase (decrease) in:
Accounts payable and accrued expenses	(594)	(537)
Income taxes payable	—	(80)
Due to franchisees	157	655
Net cash and cash equivalents provided by operating activities:	6,303	6,775

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(3,664)	(2,685)
Purchase of construction in process	(2,133)	—
Deposit on property and equipment	(323)	(162)
Proceeds from sale of fixed assets	55	—
Distributions from unconsolidated limited Partnerships	15	25
Net cash and cash equivalents used in investing activities:	(6,050)	(2,822)

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JULY 1, 2017 AND JULY 2, 2016

(in thousands)

(Continued)

	July 1, 2017	July 2, 2016

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(1,349)	(1,586)
Deferred loan costs	(86)	—
Proceeds from long-term debt	2,922	—
Dividends paid	(372)	(343)
Purchase of noncontrolling limited partnership Interests	—	(10)
Distributions to limited partnership noncontrolling partners	(1,655)	(1,545)
Net cash and cash equivalents used in financing activities:	(540)	(3,484)

Net Increase (Decrease) in Cash and Cash Equivalents	(287)	469

Beginning of Period	10,174	9,267

End of Period	$9,887	$9,736

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$435	$421
Income taxes	$1,049	$1,141

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,199	$914
Purchase deposits transferred to property and equipment	$414	$228
Construction in process transferred to property and equipment	$1,907	—
Purchase of vehicles in exchange for debt	$24	—

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 1, 2017

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the periods ended July 1, 2017 and July 2, 2016 are unaudited. Financial information as of October 1, 2016 has been derived from the audited financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 1, 2016. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Pages 2 and 3 show the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potentially dilutive common stock equivalents. As of July 1, 2017 and July 2, 2016, no stock options were outstanding.

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

(4) INVESTMENT IN REAL PROPERTY FINANCED BY DEBT:

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

During the second quarter of our fiscal year 2017, we terminated the interest rate swap agreement we entered into July, 2010 which related to the prior mortgage loan encumbering our corporate offices located at 5059 N.E. 18th Avenue, Fort Lauderdale, Florida 33334. The interest rate swap agreement required us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, on the same amortizing notional principal amount. We paid an $8,500 pre-payment penalty to the lender in connection with the termination of the interest rate swap agreement.

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

(c) Revolving Credit Line/Term Loan

During the first quarter of our fiscal year 2017, we closed on a secured revolving line of credit from an unaffiliated third party lender which, subject to certain conditions, entitles us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”). From December 28, 2016 through December 28, 2017, we are obligated to pay interest only on the outstanding balance under the Credit Line, at a rate of LIBOR, Daily Floating Rate, plus 2.25%, per annum (3.472% as of August 15, 2017). During the second quarter of our fiscal year 2017, we entered into an interest rate swap agreement to hedge the interest rate risk when the unpaid principal balance under the Credit Line converts to a term loan on December 28, 2017 and our repayment obligations thereunder become amortizable over a five year period, payable in equal monthly installments of principal and interest at the rate of 4.65% per annum, with any outstanding principal balance and all accrued but unpaid interest due on December 28, 2022. We granted our lender a first priority security interest in substantially all of our personal property assets to secure our repayment obligations under this loan. During the second quarter of our fiscal year 2017, we borrowed $2.0 million on the Credit Line and used such borrowed amounts to purchase the Property (See Note 4). During the third quarter of our fiscal year 2017, we did not draw upon the Credit Line, but paid interest amounts on the outstanding principal balance. As of August 15, 2017, we have $3.5 million of credit available under the Credit Line.

(d) Financed Insurance Premiums

During the thirty nine weeks ended July 1, 2017, we financed the following three (3) property and general liability insurance policies, totaling approximately $1.21 million, which property and general liability insurance includes coverage for our franchises which are not included in our consolidated financial statements:

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

As of July 1, 2017, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $480,000.

(9) COMMITMENTS AND CONTINGENCIES:

Construction Contract

On June 14, 2017, we entered into a construction contract in the amount of $880,000 to renovate our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20), including but not limited to the construction of a new kitchen and to expand the restaurant into the former package liquor store space. Subsequent to the end of the third quarter of our fiscal year 2017, agreed change orders increased the amount of the construction contract to $935,000, of which $45,000 has been paid.

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

(11) BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks and thirty nine weeks ended July 1, 2017 and July 2, 2016, and identifiable assets for the two reportable segments in which we operate, are shown in the following table, in thousands. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

Index

	Thirteen Weeks Ending July 1, 2017	Thirteen Weeks Ending July 2, 2016
Operating Revenues:
Restaurants	$22,218	$21,949
Package stores	4,067	3,801
Other revenues	682	633
Total operating revenues	$26,967	$26,383

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$2,430	$3,599
Package stores	202	210
	2,632	3,809
Corporate expenses, net of other revenues	(1,046)	(1,398)
Income from Operations	1,586	2,411
Interest expense	(158)	(137)
Interest and other income	15	28
Income Before Income Taxes	$1,443	$2,302
Provision for Income Taxes	(343)	(531)
Net Income	1,100	1,771
Net Income Attributable to Noncontrolling Interests	(258)	(624)
Net Income Attributable to Flanigan’s Enterprises, Inc
Stockholders	$842	$1,147

Depreciation and Amortization:
Restaurants	$534	$515
Package stores	51	52
	585	567
Corporate	79	102
Total Depreciation and Amortization	$664	$669

Capital Expenditures:
Restaurants	$662	$263
Package stores	428	20
	1,090	283
Corporate	120	224
Total Capital Expenditures	$1,210	$507

Index

	Thirty Nine Weeks Ending July 1, 2017	Thirty Nine Weeks Ending July 2, 2016
Operating Revenues:
Restaurants	$66,086	$64,589
Package stores	12,936	12,155
Other revenues	1,972	1,891
Total operating revenues	$80,994	$78,635

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$6,933	$7,858
Package stores	841	736
	7,774	8,594
Corporate expenses, net of other revenue	(2,620)	(2,854)
Income from Operations	5,154	5,740
Interest expense	(443)	(421)
Interest and other income	89	65
Income Before Income Taxes	$4,800	$5,384
Provision for Income Taxes	(1,089)	(1,243)
Net Income	3,711	4,141
Net Income Attributable to Noncontrolling Interests	(1,157)	(1,496)
Net Income Attributable to Flanigan’s Enterprises, Inc.
Stockholders	$2,554	$2,645

Depreciation and Amortization:
Restaurants	$1,545	$1,526
Package stores	154	153
	1,699	1,679
Corporate	289	317
Total Depreciation and Amortization	$1,988	$1,996

Capital Expenditures:
Restaurants	$2,336	$1,141
Package stores	3,535	217
	5,871	1,358
Corporate	364	1,555
Total Capital Expenditures	$6,235	$2,913

	July 1,	October 1,
	2017	2016
Identifiable Assets:
Restaurants	$28,139	$25,758
Package store	9,659	7,663
	37,798	33,421
Corporate	22,578	22,980
Consolidated Totals	$60,376	$56,401

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

OVERVIEW

At July 1, 2017, we (i) operated 26 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants, (one restaurant of which we operate), and three combination restaurants/package stores. The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of July 1, 2017 and as compared to July 2, 2016 and October 1, 2016. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

Types of Units	July 1, 2017	October 1, 2016	July 2, 2016
Company Owned: Combination package and restaurant	3	4	4	(1)
Restaurant only	7	6	6	(1)
Package store only	6	5	5	(1)

Company Operated Restaurants Only:
Limited Partnerships	8	8	8
Franchise	1	1	1
Unrelated Third Party	1	1	1

Company Owned Club:	1	1	1

Total Company Owned/Operated Units	27	26	26
Franchised Units	5	5	5	(2)

Index

Notes:

(1) During the third quarter of our fiscal year 2017, we re-located the package liquor store from our combination package and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida to our newly constructed, free-standing building located at 13185 Biscayne Boulevard, North Miami, Florida.

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned and managed by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of available cash to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of July 1, 2017, limited partnerships owning six (6) restaurants, (Surfside, Florida, Kendall, Florida, West Miami, Florida, Pinecrest, Florida, Wellington, Florida and Miami, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to its receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	July 1, 2017		July 2, 2016
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$17,169	65.32	$16,764	65.10
Restaurant bar sales	5,049	19.21	5,185	20.14
Package store sales	4,067	15.47	3,801	14.76

.	$26,285	100.00	$25,750	100.00

Franchise related revenues	422		369
Rental income	151		162
Owner’s fee	38		38
Other operating income	71		64

Total Revenue	$26,967		$26,383

Index

	----------------------Thirty-Nine Weeks Ended-----------------------
	July 1, 2017		July 2, 2016
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$50,674	64.13	$49,017	63.87
Restaurant bar sales	15,412	19.50	15,572	20.29
Package store sales	12,936	16.37	12,155	15.84

Total Sales	$79,022	100.00	$76,744	100.00

Franchise related revenues	1,208		1,172
Rental income	462		428
Owner’s fee	113		113
Other operating income	189		178

Total Revenue	$80,994		$78,635

Comparison of Thirteen Weeks Ended July 1, 2017 and July 2, 2016.

Revenues. Total revenue for the thirteen weeks ended July 1, 2017 increased $584,000 or 2.21% to $26,967,000 from $26,383,000 for the thirteen weeks ended July 2, 2016 due primarily to increased restaurant traffic.

Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants (food sales) totaled $17,169,000 for the thirteen weeks ended July 1, 2017 as compared to $16,764,000 for the thirteen weeks ended July 2, 2016. The increase in restaurant revenue from the sale of food at restaurants for the thirteen weeks ended July 1, 2017 as compared to the thirteen weeks ended July 2, 2016 is primarily due to increased restaurant traffic. Comparable weekly food sales (for restaurants open for all of the third quarter of our fiscal year 2017 and the third quarter of our fiscal year 2016, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $1,321,000 and $1,290,000 for the thirteen weeks ended July 1, 2017 and July 2, 2016, respectively, an increase of 2.40%. Comparable weekly food sales for Company owned restaurants was $698,000 and $682,000 for the third quarter of our fiscal year 2017 and the third quarter of our fiscal year 2016, respectively, an increase of 2.35%. Comparable weekly food sales for affiliated limited partnership owned restaurants was $623,000 and $608,000 for the third quarter of our fiscal year 2017 and the third quarter of our fiscal year 2016, respectively, an increase of 2.47%.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $5,049,000 for the thirteen weeks ended July 1, 2017 as compared to $5,185,000 for the thirteen weeks ended July 2, 2016. The decrease in restaurant revenue from the sale of alcoholic beverages at restaurants for the thirteen weeks ended July 1, 2017 as compared to the thirteen weeks ended July 2, 2016 is primarily due to price discounts offered by the Company to promote its Joe’s Pale Ale draft beer and increased competition at several restaurant locations. Comparable weekly bar sales (for restaurants open for all of the third quarter of our fiscal year 2017 and the third quarter of our fiscal year 2016, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $388,000 for the thirteen weeks ended July 1, 2017 and $399,000 for the thirteen weeks ended July 2, 2016, a decrease of 2.76%. Comparable weekly bar sales for Company owned restaurants was $185,000 and $188,000 for the third quarter of our fiscal year 2017 and the third quarter of our fiscal year 2016, respectively, a decrease of 1.60%. Comparable weekly bar sales for affiliated limited partnership owned restaurants was $203,000 and $211,000 for the third quarter of our fiscal year 2017 and the third quarter of our fiscal year 2016, respectively, a decrease of 3.79%.

Index

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores (package store sales) totaled $4,067,000 for the thirteen weeks ended July 1, 2017 as compared to $3,801,000 for the thirteen weeks ended July 2, 2016, an increase of $266,000. This increase was primarily due to increased package liquor store traffic. The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the third quarter of our fiscal years 2017 and 2016), was $313,000 for the thirteen weeks ended July 1, 2017 as compared to $292,000 for the thirteen weeks ended July 2, 2016, an increase of 7.19%. We expect package liquor store sales to remain stable throughout the balance of our fiscal year 2017.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended July 1, 2017 increased $1,409,000 or 5.88% to $25,381,000 from $23,972,000 for the thirteen weeks ended July 2, 2016. The increase was primarily due to an expected general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2017 for the same reasons. Operating costs and expenses increased as a percentage of total revenue to approximately 94.12% in the third quarter of our fiscal year 2017 from 90.86% in the third quarter of our fiscal year 2016.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food sales and bar sales for the thirteen weeks ended July 1, 2017 decreased to $14,061,000 from $14,346,000 for the thirteen weeks ended July 2, 2016. Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of restaurant food sales and bar sales), was 63.29% for the thirteen weeks ended July 1, 2017 and 65.36% for the thirteen weeks ended July 2, 2016. The decrease in gross profit margin for food sales and bar sales was due primarily to higher food costs. We anticipate that our gross profit margin for restaurant food and bar sales will decrease throughout the balance of our fiscal year 2017 due to higher food costs.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended July 1, 2017 increased to $1,150,000 from $1,065,000 for the thirteen weeks ended July 2, 2016. Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), for package store sales was 28.28% for the thirteen weeks ended July 1, 2017 and 28.01% for the thirteen weeks ended July 2, 2016. We anticipate that the gross profit margin for package store sales will be stable throughout the balance of our fiscal year 2017.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended July 1, 2017 increased $269,000 or 3.35% to $8,293,000 from $8,024,000 for the thirteen weeks ended July 2, 2016. Higher payroll and related costs for the thirteen weeks ended July 1, 2017 were primarily due to higher restaurant sales, which require additional payroll and related costs for employees such as cooks, bartenders and servers. Payroll and related costs as a percentage of total revenue was 30.75% in the third quarter of our fiscal year 2017 and 30.41% of total sales in the third quarter of our fiscal year 2016.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended July 1, 2017 increased $9,000 or 0.66% to $1,365,000 from $1,356,000 for the thirteen weeks ended July 2, 2016. We anticipate that our occupancy costs will remain stable throughout the balance of our fiscal year 2017.

Index

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended July 1, 2017 increased $396,000 or 9.31% to $4,649,000 from $4,253,000 for the thirteen weeks ended July 2, 2016. Selling, general and administrative expenses increased as a percentage of total revenue in the third quarter of our fiscal year 2017 to approximately 17.24% as compared to 16.12% in the third quarter of our fiscal year 2016. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2017 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense, which is included in selling, general and administrative expenses, for the thirteen weeks ended July 1, 2017 decreased $5,000 or 0.75% to $664,000 from $669,000 for the thirteen weeks ended July 2, 2016. As a percentage of total revenue, depreciation and amortization expense was 2.46% of revenue in the thirteen weeks ended July 1, 2017 and 2.54% of revenue in the thirteen weeks ended July 2, 2016.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended July 1, 2017 increased $21,000 to $158,000 from $137,000 for the thirteen weeks ended July 2, 2016. The increase in interest expense, net, for the thirteen weeks ended July 1, 2017 is due to the re-financing of the office and warehouse and the $2 million borrowed on our Credit Line during the second quarter of our fiscal year 2017.

Net Income. Net income for the thirteen weeks ended July 1, 2017 decreased $671,000 or 37.89% to $1,100,000 from $1,771,000 for the thirteen weeks ended July 2, 2016. Net income for the thirteen weeks ended July 1, 2017 decreased when compared to the thirteen weeks ended July 2, 2016 primarily due to higher food costs and overall expenses, offset partially by increased restaurant traffic. As a percentage of total revenue, net income for the third quarter of our fiscal year 2017 is 4.08%, as compared to 6.71% in the third quarter of our fiscal year 2016.

Net Income Attributable to Stockholders. Net income attributable to stockholders for the thirteen weeks ended July 1, 2017 decreased $305,000 or 26.59% to $842,000 from $1,147,000 for the thirteen weeks ended July 2, 2016. Net income attributable to stockholders for the thirteen weeks ended July 1, 2017 decreased when compared to the thirteen weeks ended July 2, 2016 primarily due to higher food costs and overall expenses, offset partially by increased restaurant traffic. As a percentage of total revenue, net income attributable to stockholders for the third quarter of our fiscal year 2017 is 3.12%, as compared to 4.35% in the third quarter of our fiscal year 2016.

Comparison of Thirty-Nine Weeks Ended July 1, 2017 and July 2, 2016.

Revenues. Total revenue for the thirty nine weeks ended July 1, 2017 increased $2,359,000 or 3.00% to $80,994,000 from $78,635,000 for the thirty nine weeks ended July 2, 2016 due primarily to increased menu prices and to a lesser extent increased restaurant traffic. Effective February 7, 2016 we increased menu prices for our bar offerings to increase our bar revenues by approximately 3.0% and effective February 15, 2016 we increased menu prices for our food offerings to increase our food revenues by approximately 3.7% (the “Price Increases”).

Restaurant Food Sales. Restaurant revenue generated from the sale of food at restaurants (food sales) totaled $50,674,000 for the thirty nine weeks ended July 1, 2017 as compared to $49,017,000 for the thirty nine weeks ended July 2, 2016. The increase in restaurant revenue from the sale of food from restaurants for the thirty nine weeks ended July 1, 2017 as compared to the thirty nine weeks ended July 2, 2016 is primarily due to Price Increases and to a lesser extent increased restaurant traffic. Comparable weekly food sales (for restaurants open for all of the thirty nine weeks of our fiscal years 2017 and 2016, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $1,299,000 and $1,257,000 for the thirty nine weeks ended July 1, 2017 and July 2, 2016, respectively, an increase of 3.34%. Comparable weekly food sales for Company owned restaurants was $687,000 and $667,000 for the thirty nine weeks ended July 1, 2017 and July 2, 2016, respectively, an increase of 3.00%. Comparable weekly food sales for affiliated limited partnership owned restaurants was $612,000 and $590,000 for the thirty nine weeks ended July 1, 2017 and July 2, 2016, respectively, an increase of 3.73%.

Index

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $15,412,000 for the thirty nine weeks ended July 1, 2017 as compared to $15,572,000 for the thirty nine weeks ended July 2, 2016. The decrease in restaurant revenue from the sale of alcoholic beverages from restaurants for the thirty nine weeks ended July 1, 2017 as compared to the thirty nine weeks ended July 2, 2016 is primarily due to price discounts offered by the Company to promote its Joe’s Pale Ale draft beer during the second and third quarters of our fiscal year 2017 and increased competition at several restaurant locations, offset partially by the Price Increases and to a lesser extent increased restaurant traffic. Comparable weekly bar sales (for restaurants open for all of the thirty nine weeks of our fiscal years 2017 and 2016, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $395,000 for the thirty nine weeks ended July 1, 2017 and $399,000 for the thirty nine weeks ended July 2, 2016, a decrease of 1.00%. Comparable weekly bar sales for Company owned restaurants was $190,000 and $189,000 for the thirty nine weeks ended July 1, 2017 and July 2, 2016, respectively, an increase of 0.53%. Comparable weekly bar sales for affiliated limited partnership owned restaurants was $205,000 and $210,000 for the thirty nine weeks ended July 1, 2017 and July 2, 2016, respectively, a decrease of 2.38%.

Package Store Sales. Revenue generated from sales of liquor and related items at package stores (package store sales) totaled $12,936,000 for the thirty nine weeks ended July 1, 2017 as compared to $12,155,000 for the thirty nine weeks ended July 2, 2016, an increase of $781,000. This increase was primarily due to increased package liquor store traffic. The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the thirty nine weeks of our fiscal years 2017 and 2016) was $332,000 and $312,000 for the thirty nine weeks ended July 1, 2017 and July 2, 2016, respectively, an increase of 6.41%. Package liquor store sales are expected to remain stable throughout the balance of our fiscal year 2017.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirty nine weeks ended July 1, 2017 increased $2,945,000 or 4.04% to $75,840,000 from $72,895,000 for the thirty nine weeks ended July 2, 2016. The increase was primarily due to an expected general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2017 for the same reasons. Operating costs and expenses increased as a percentage of total revenue to approximately 93.64% for the thirty nine weeks ended July 1, 2017 from 92.70% for the thirty nine weeks ended July 2, 2016.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for the thirty nine weeks ended July 1, 2017 increased to $42,459,000 from $42,046,000 for the thirty nine weeks ended July 2, 2016. Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of food sales and bar sales), was 64.25% for the thirty nine weeks ended July 1, 2017 and 65.10% for the thirty nine weeks ended July 2, 2016. The decrease in gross profit margin for food sales and bar sales was due primarily to higher food costs. We anticipate that our gross profit margin for restaurant food and bar sales will decrease throughout the balance of our fiscal year 2017 due to higher food costs.

Index

Package Store Sales. Gross profit for package store sales for the thirty nine weeks ended July 1, 2017 increased to $3,672,000 from $3,471,000 for the thirty nine weeks ended July 2, 2016. Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), was 28.39% for the thirty nine weeks ended July 1, 2017 compared to 28.56% for the thirty nine weeks ended July 2, 2016. We anticipate that the gross profit margin for package store sales will remain stable throughout the balance of our fiscal year 2017.

Payroll and Related Costs. Payroll and related costs for the thirty nine weeks ended July 1, 2017 increased $784,000 or 3.26% to $24,848,000 from $24,064,000 for the thirty nine weeks ended July 2, 2016. Higher payroll and related costs for the thirty nine weeks ended July 1, 2017 were primarily due to higher restaurant sales which require additional payroll and related costs for employees such as cooks, bartenders and servers. Payroll and related costs as a percentage of total revenue was 30.68% for the thirty nine weeks ended July 1, 2017 and 30.60% of total sales for the thirty nine weeks ended July 2, 2016.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirty nine weeks ended July 1, 2017 increased $78,000 or 1.95% to $4,071,000 from $3,993,000 for the thirty nine weeks ended July 2, 2016. We anticipate that our occupancy costs will remain stable throughout our fiscal year 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirty nine weeks ended July 1, 2017 increased $419,000 or 3.08% to $14,030,000 from $13,611,000 for the thirty nine weeks ended July 2, 2016. Selling, general and administrative expenses increased as a percentage of total revenue for the thirty nine weeks ended July 1, 2017 to 17.32% as compared to 17.31% for the thirty nine weeks ended July 2, 2016. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2017 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense, which is included in selling, general and administrative expenses, for the thirty nine weeks ended July 1, 2017 decreased $8,000 or 0.40% to $1,988,000 from $1,996,000 for the thirty nine weeks ended July 2, 2016. As a percentage of total revenue, depreciation and amortization expense was 2.45% of revenue in the thirty nine weeks ended July 1, 2017 and 2.54% of revenue in the thirty nine weeks ended July 2, 2016.

Interest Expense, Net. Interest expense, net, for the thirty nine weeks ended July 1, 2017 increased $22,000 to $443,000 from $421,000 for the thirty nine weeks ended July 2, 2016. Interest expense increased due primarily to the financing of our new construction office and warehouse property located at 1290 East Commercial Boulevard, Oakland Park, Florida 33334 and 4990 N.E. 12th Avenue, Oakland Park, Florida 33334 at the end of the first quarter of our fiscal year 2017 and our borrowing $2.00 million on our Credit Line during the second quarter of our fiscal year 2017, which borrowed funds were used to purchase the vacant real property which is contiguous to the real property we own where our new package liquor store located at 13185 Biscayne Boulevard, North Miami, Florida (Store #20P) and our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20R) operate. We anticipate that interest expense will increase throughout the balance of our fiscal year 2017 due primarily to our above-described increased borrowing.

Net Income. Net income for the thirty nine weeks ended July 1, 2017 decreased $430,000 or 10.38% to $3,711,000 from $4,141,000 for the thirty nine weeks ended July 2, 2016. Net income for the thirty nine weeks ended July 1, 2017 decreased when compared to the thirty nine weeks ended July 2, 2016 primarily due to higher food costs and overall expenses, offset partially by the Price Increases and to a lesser extent increased restaurant traffic. As a percentage of total revenue, net income for the thirty nine weeks ended July 1, 2017 is 4.58%, as compared to 5.27% for the thirty nine weeks ended July 2, 2016.

Index

Net Income Attributable to Stockholders. Net income attributable to stockholders for the thirty nine weeks ended July 1, 2017 decreased $91,000 or 3.44% to $2,554,000 from $2,645,000 for the thirty nine weeks ended July 2, 2016. Net income attributable to stockholders for the thirty nine weeks ended July 1, 2017 decreased when compared to the thirty nine weeks ended July 2, 2016 primarily due to higher food costs and overall expenses, offset partially by the Price Increases and to a lesser extent increased restaurant traffic. As a percentage of total revenue, net income attributable to stockholders for the thirty nine weeks ended July 1, 2017 is 3.15%, as compared to 3.36% for the thirty nine weeks ended July 2, 2016.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During the thirty nine weeks ended July 1, 2017, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

Menu Price Increases and Trends

Effective February 7, 2016 we increased menu prices for our bar offerings to increase our bar revenues by approximately 3.0% and effective February 15, 2016 we increased menu prices for our food offerings to increase our food revenues by approximately 3.7% to offset higher food costs and higher overall expenses. The last time we increased menu prices was in the third quarter of our fiscal year 2012. During the next twelve months, we expect that restaurant and bar sales should increase as a result of increased traffic, but gross profit for restaurant food and bar operations will decrease due to higher food costs. We anticipate that our package liquor store sales and gross profit margin for package liquor store sales will remain stable during our fiscal year 2017. We also plan to continue our increased advertising to attract and retain our customers against increased competition.

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

Liquidity and Capital Resources

We fund our operations through cash from operations. As of July 1, 2017, we had cash of approximately $9,887,000, a decrease of $287,000 from our cash balance of $10,174,000 as of October 1, 2016. During the second quarter of our fiscal year 2017, we borrowed $2.00 million from our Credit Line and used $2.74 million cash at closing, to close on the purchase of the vacant real property which is contiguous to the real property we own where our new package liquor store located at 13185 Biscayne Boulevard, North Miami, Florida, (Store #20P) and our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20R) operate. During the second quarter of our fiscal year 2017, we also paid on March 31, 2017 a dividend of $.20 per share. During the second quarter of our fiscal year 2016, we paid on April 1, 2016 a dividend of $.18 per share. We believe that our current cash availability from our cash on hand, positive cash flow from operations and funds available on our term loan will be sufficient to fund operations and planned capital expenditures for at least the next twelve months.

Index

Cash Flows

The following table is a summary of our cash flows for the thirty-nine weeks ended July 1, 2017 and July 2, 2016.

	---------Thirty-Nine Weeks Ended--------
	July 1, 2017	July 2, 2016
	(in Thousands)

Net cash provided by operating activities	$6,303	$6,775
Net cash used in investing activities	(6,050)	(2,822)
Net cash used in financing activities	(540)	(3,484)

Net increase (decrease) in Cash and Cash Equivalents	(287)	469

Cash and Cash Equivalents, Beginning	10,174	9,267

Cash and Cash Equivalents, Ending	$9,887	$9,736

During the thirty nine weeks ended July 1, 2017, our Board of Directors declared and paid a cash dividend of 20 cents per share to shareholders of record on March 17, 2017. During the thirty nine weeks ended July 2, 2016, our Board of Directors declared and paid a cash dividend of 18 cents per share to shareholders of record on March 18, 2016. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During the thirty nine weeks ended July 1, 2017, we acquired property and equipment of $6,235,000, (of which $24,000 was for the purchase of a vehicle for debt; $2,133,000 was for construction in process; and $414,000 was deposits recorded in other assets as of October 1, 2016), which amount included $2.475 million for the purchase of real property, $1,272,000 for construction and redevelopment of a new package store on the same, $635,000 for the construction of a catering kitchen and $260,000 for renovations to four Company owned restaurants and two Company owned package stores. During the thirty nine weeks ended July 2, 2016, we acquired property and equipment of $2,913,000, (of which $228,000 was deposits recorded in other assets as of October 3, 2015), which amount included $239,000 for one (1) limited partnership and one (1) Company owned restaurants. All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2017 to be approximately $900,000, of which $260,000 has been spent through July 1, 2017.

Long Term Debt

As of July 1, 2017, we had long term debt of $12,831,000, as compared to $10,708,000 as of July 2, 2016, and $10,092,000 as of October 1, 2016. As of July 1, 2017, we are in compliance with the covenants of all loans with our lender.

Index

As of July 1, 2017, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $480,000.

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended July 1, 2017, July 2, 2016 and our fiscal year ended October 1, 2016.

Item	July 1, 2017	July 2, 2016	Oct. 1, 2016
	(in thousands)

Current Assets	$15,169	$14,593	$15,331
Current Liabilities	10,715	10,533	11,456
Working Capital	$4,454	$4,060	$3,875

Our working capital as of July 1, 2017 increased by 9.70% from our working capital as of July 2, 2016 and increased by 14.94% from our working capital as of October 1, 2016. During the second quarter of our fiscal year 2017, we used $2,475,000, ($2,000,000 of which was drawn on our Credit Line), to fund the purchase price of our acquisition of the vacant real property which is contiguous to the real property we own where our new package liquor store located at 13185 Biscayne Boulevard, North Miami, Florida, (Store #20P) and our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20R) operate. During the second quarter of our fiscal year 2016, we used $922,500 to purchase the real property and improvements located at 1290 East Commercial Boulevard, Oakland Park, Broward County, Florida and the vacant real property located at 4990 N.E. 12th Avenue, Oakland Park, Broward County, Florida.

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

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of July 1, 2017 we held no equity securities.

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

At July 1, 2017, we had three variable rate debt instruments outstanding that are impacted by changes in interest rates. In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”). In January, 2013, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”). In December, 2016, we closed on a secured revolving line of credit which entitles us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”).

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following three (3) interest rate swap agreements:

(i)        The first interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at July 1, 2017, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

(ii)        The second interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at July 1, 2017, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(iii)        The third interest rate swap agreement entered into in December, 2016 relates to the Credit Line (the “Line of Credit Swap”). The Line of Credit Swap requires us to pay interest for a five (5) year period, commencing December 28, 2017 at a fixed rate of 4.65% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at July 1, 2017, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

At July 1, 2017, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

Index

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

As of July 1, 2017, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934) . Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of July 1, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirteen weeks ended July 1, 2017 and July 2, 2016, we did not purchase any shares of our common stock. As of July 1, 2017, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

ITEM 6. EXHIBITS

The following exhibits are filed with this Report:

Index

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

FLANIGAN'S ENTERPRISES, INC.

Date: August 15, 2017	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)