Form 10-K
period 2017-09-30
FLANIGANS ENTERPRISES INC
filed 2017-12-21
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 1-6836

FLANIGAN'S ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Florida	59-0877638
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5059 N.E. 18th Avenue, Fort Lauderdale, Florida	33334
(Address of principal executive offices)	Zip Code

(954) 377-1961

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.10 Par Value	NYSE AMERICAN
Title of each class	Name of each exchange
on which registered

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $19,947,000 as of April 1, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock as reported on the NYSE AMERICAN of $24.25.

There were 1,858,647 shares of the Registrant's Common Stock, $0.10 par value, outstanding as of December 21, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report.

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

General

At September 30, 2017, we (i) operated 26 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurants/package liquor stores. The table below provides information concerning the type (i.e. restaurant, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of September 30, 2017 and as compared to October 1, 2016. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

	FISCAL	FISCAL
	YEAR	YEAR
	2017	2016	NOTE NUMBER
TYPES OF UNITS
Company Owned:
Combination package liquor
store and restaurant	3	4	(1)
Restaurant only	7	6	(1)
Package liquor store only	6	5	(1)

Company Managed
Restaurants Only:
Limited partnerships	8	8
Franchise	1	1
Unrelated Third Party	1	1

Company Owned Club:	1	1
TOTAL - Company
Owned/Operated Units:	27	26

FRANCHISED - units	5	5	(2)

Notes:

(1) During the third quarter of our fiscal year 2017, we re-located the package liquor store from our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida to our newly constructed, free-standing building located at 13185 Biscayne Boulevard, North Miami, Florida.

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

During our fiscal year 1987, we began renovating our lounges to provide full restaurant food service, and subsequently renovated and added food service to most of our lounges. Food sales currently represent approximately 76.6% and bar sales approximately 23.4% of our total restaurant sales.

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

Package Liquor Store Operations

Our package liquor stores emphasize high volume business by providing customers with a wide selection of brand name and private label liquors, beer and wines while offering competitive pricing by meeting the published sales prices of our competitors. We provide sales training to our package liquor store personnel. The stores are open for business seven days a week from 9:00-10:00 a.m. to 9:00-10:00 p.m., depending upon demand and local law. Approximately half of our units have "night windows" with extended evening hours.

Company Owned Package Liquor Stores. We own and operate nine package liquor stores in the South Florida area under the name “Big Daddy’s Liquors”, three of which are jointly operated with restaurants we own.

Franchised Package Liquor Stores. We currently franchise three package liquor stores, all in the South Florida area, all of which are operated under the name “Big Daddy’s Liquors”. Of the three franchised package liquor stores, two are jointly operated with our franchisee’s restaurant operations and one is operated in a free-standing building adjacent to the franchisee’s restaurant operation. Two of the three remaining franchised package liquor stores are franchised to members of the family of our Chairman of the Board, officers and/or directors. We have not entered into a franchise arrangement for either a package liquor store, restaurant or combination package liquor store/restaurant since 1986 and do not anticipate that we will do so in the foreseeable future.

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

Company Owned Restaurants. We own and operate ten restaurants all under our service mark “Flanigan’s Seafood Bar and Grill” three of which are jointly operated with package liquor stores we own.

Franchised Restaurants. We franchise five restaurants, all of which operate under our service mark “Flanigan’s Seafood Bar and Grill”, two of which operate as a restaurant only, two of which operate jointly with a franchisee operated “Big Daddy’s Liquors” package liquor store and one of which operates adjacent to a “Big Daddy’s Liquors” package liquor store.

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

Generally, the terms of the limited partnership agreements provide that until the investors’ cash investment in a limited partnership (including any cash invested by us) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant, as a return of capital, up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee and one-half (1/2) to the investors, (including us), pro-rata based on the investors’ investment, as a return of capital. Once all of the investors, (including us), have received, in full, amounts equal to their cash invested, an annual management fee becomes payable to us equal to one-half (½) of cash available to be distributed, with the other one half (½) of available cash distributed to the investors (including us), as a profit distribution, pro-rata based on the investors’ investment. As of September 30, 2017, limited partnerships owning six (6) restaurants, (Surfside, Florida, Kendall, Florida, West Miami, Florida, Pinecrest, Florida, Wellington, Florida and Miami, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our “Flanigan’s Seafood Bar and Grill” service mark, which use is authorized while we act as general partner only. This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears. Whether we will have any additional restaurants under development in the future will be dependent, among other things, on market conditions and our ability to raise capital. We anticipate that we will continue to form limited partnerships to raise funds to own and operate restaurants under our service mark “Flanigan’s Seafood Bar and Grill” using the same or substantially similar financial arrangements.

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

Pembroke Pines, Florida

We are the sole general partner and a 23% limited partner in this limited partnership which has owned and operated a restaurant in Pembroke

Pines, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 29, 2007. 23.8% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2017, this limited partnership has returned to its investors approximately 91.0% of their initial cash invested, increased from approximately 75.0% as of the end of our fiscal year 2016.

Davie, Florida

We are the sole general partner and a 49% limited partner in this limited partnership which has owned and operated a restaurant in Davie, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since July 28, 2008. 12.3% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2017, this limited partnership has returned to its investors approximately 83.0% of their initial cash invested, increased from approximately 70.5% as of the end of our fiscal year 2016.

Miami, Florida

We are the sole general partner and a 5% limited partner in this limited partnership which has owned and operated a restaurant in Miami, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since December 27, 2012. 26.8% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2017, this limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership.

Fort Lauderdale, Florida

A corporation, owned by one of our board members, acts as sole general partner of a limited partnership which has owned and operated a restaurant in Fort Lauderdale, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since April 1, 1997. We have a 25% limited partnership interest in this limited partnership. 31.9% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all cash invested, but since we are not the general partner of this limited partnership, we do not receive an annual management fee. We have a franchise arrangement with this limited partnership and for accounting purposes, we do not consolidate the operations of this limited partnership into our operations.

Management Agreement for “The Whale’s Rib” Restaurant

Since January, 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant. For our fiscal years ended September 30, 2017 and October 1, 2016, we generated $425,000 and $442,000 of revenue, respectively from providing these management services.

Adult Entertainment Club

We own, but do not operate, an adult entertainment nightclub located in Atlanta, Georgia which operates under the name “Mardi Gras”. We have a management agreement with an unaffiliated third party to manage the club. Under our management agreement, the unaffiliated third party management firm is obligated to pay us an annual amount, paid monthly, equal to the greater of $150,000 or ten (10%) percent of gross sales from the club, offset by one-half (1/2) of any rental increases, provided our fees will never be less than $150,000 per year. For our fiscal years ended September 30, 2017 and October 1, 2016, we generated $150,000 of revenue each fiscal year from the operation of the club.

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

During our fiscal years 2017 and 2016, no significant pending matters have been initiated concerning any of our licenses which might be expected to result in a revocation of a liquor license or other significant actions against us.

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

General Liability Insurance

We have general liability insurance which incorporates a semi-self-insured plan under which we assume the full risk of the first $50,000 of exposure per occurrence, while the limited partnerships assume the full risk of the first $10,000 of exposure per occurrence. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During our fiscal year 2017 we were able to purchase excess liability insurance at a reasonable premium, whereby our excess insurance carrier is responsible for $6,000,000 coverage above our primary general liability insurance coverage. With the exception of one (1) limited partnership which has higher general liability insurance coverage to comply with the terms of its lease for the business premises, we are un-insured against liability claims in excess of $7,000,000 per occurrence and in the aggregate.

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

Property Insurance; Windstorm Insurance; Deductibles

For the policy year beginning December 30, 2016, our property insurance is a one (1) year policy with an unaffiliated third party insurance carrier, including coverage for properties leased by us and our consolidated limited partnerships, and provides for full insurance coverage for property losses, including those caused by windstorm, such as a hurricane. We are in discussions to secure property insurance for the period commencing after the expiration of the current policy on December 30, 2017. For property losses caused by windstorm, the property insurance has a fixed deductible of $100,000, plus 5% of all insured losses, per occurrence. For all other property losses, the property insurance has deductibles of $10,000 per location, per occurrence. The one (1) year property insurance premium is in the amount of $505,000, of which $405,000 is financed through an unaffiliated third party lender. The finance agreement provides that we are obligated to repay the amount financed, together with interest at the rate of 2.95% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of approximately $41,000. The finance agreement is secured by a security interest in the insurance policy, all unearned premium, return premium, dividend payments and loss payments thereof.

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

Our restaurants compete directly or indirectly with many well-established competitors, both nationally and locally owned. In September 2017, we increased certain menu prices for our bar offerings to target an increase to our total bar revenues of approximately 4.9% annually and we also increased certain restaurant menu prices for our food offerings to target an increase to our total food revenues of approximately 4.0% annually. In February 2016, we increased certain menu prices for our bar offerings to target an increase to our total bar revenues of approximately 3.0% annually and we also increased certain restaurant menu prices for our food offerings to target an increase to our total food revenues of approximately 3.7% annually. We believe that we have a competitive position in our market because of widespread consumer recognition of the "Flanigan’s Seafood Bar and Grill" name.

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

Employees

As of our fiscal year end 2017, we employed 1,707 persons, of which 979 were full-time and 728 were part-time. Of these, 41 were employed at our corporate offices in administrative capacities and 11 were employed in maintenance. Of the remaining employees, 57 were employed in package liquor stores and 1,598 in restaurants.

None of our employees are represented by collective bargaining organizations. We consider our labor relations to be favorable.

EXECUTIVE OFFICERS

	Positions and Offices		Office or Position
Name	Currently Held	Age	Held Since

James G. Flanigan	Chairman of the Board	53	(1)
	of Directors, Chief
	Executive Officer and
	President

August Bucci	Chief Operating Officer	73	2002
	and Executive Vice
	President

Jeffrey D. Kastner	Chief Financial Officer,	64	(2)
	General Counsel and
	Secretary

Christopher O’Neil	Vice President of Package	52	2016
	Operations

(1)	Chairman of the Board of Directors, Chief Executive Officer since 2005; President since 2002.

(2)	Chief Financial Officer since 2004; Secretary since 1995; and GeneralCounsel since 1982.

Flanigan’s 401(k) Plan

Effective July 1, 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and/or matching contributions. During our fiscal years ended September 30, 2017 and

October 1, 2016, the Board of Directors approved discretionary matching contributions totaling $47,000 and $43,000, respectively.

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

While future sales growth will depend substantially on our opening new restaurants, changes in comparable restaurant sales (which represent the change in period-over-period sales for restaurants) will also affect our sales growth and will continue to be a critical factor affecting profit growth. This is because the profit margin on comparable restaurant sales is generally higher, as comparable restaurant sales increases enable fixed costs to be spread over a higher sales base. Conversely, declines in comparable restaurant sales can have a significant adverse effect on profitability due to the loss of the positive impact on profit margins associated with comparable restaurant sales increases. There is no assurance that comparable restaurant sales will increase in fiscal year 2018 due to, among other things, ongoing consumer and economic uncertainty.

Our ability to increase comparable restaurant sales depends on many factors, including:

● perceptions of the Flanigans’ brand;

● competition, especially from an increasing number of competitors in the fast casual segment of the restaurant industry and from other restaurants whose strategies overlap ours;

● executing our strategies effectively, including our marketing and branding strategies;

● changes in consumer preferences and discretionary spending; and

● our ability to increase menu prices without adversely affecting our existing business;

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

Our Business Could Be Materially Adversely Affected If We Are Unable To Expand In A Timely And Profitable Manner

To grow successfully, we must open new restaurants on a timely and profitable basis. We have experienced delays in restaurant openings from time to time and may experience delays in the future. During our fiscal years 2017 and 2016 we had no new restaurants under development. We currently do not have any new restaurants under development.

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

Most of the properties on which we operate restaurants are leased from third parties, and some of our leases are due for renewal or extension options in the next several years. Some leases expire without any renewal options. While we currently expect to pursue the renewal of substantially all of our expiring restaurant leases, any difficulty renewing a significant number of such leases, or any substantial increase in rents associated with lease renewals, could adversely impact us. If we have to close any restaurants due to difficulties in renewing leases, we would lose revenue from the affected restaurants and may not be able to open suitable replacement restaurants. Substantial increases in rents associated with lease renewals would increase our occupancy costs, reducing our restaurant margins.

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

We May Face Liability Under Dram Shop Statutes

Our sale of alcoholic beverages subjects us to “dram shop” statutes. These statutes allow an injured person to recover damages from an establishment that served alcoholic beverages to an intoxicated person. If we receive a judgment substantially in excess of our insurance coverage, or if we fail to maintain our insurance coverage, our business, financial condition, operating results or cash flows could be materially and adversely affected. We currently have three “dram shop” claims, which we are defending vigorously. See “Item 1. Business—Government Regulation” for a discussion of the regulations with which we must comply.

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

Our Success May Depend on the Continued Service and Availability of Key Personnel.

Our Chairman and Chief Executive Officer and President, James Flanigan has been the principal architect of our business strategy since 2002. August Bucci and Jeffrey Kastner, our Chief Operating Officer and Chief Financial Officer, respectively, have also served with us since 2002 in the case of Mr. Bucci and since 2004 in the case of Mr. Kastner, and much of our growth has occurred under their direction as well. We believe our executive officers have created an employee culture, food culture and business strategy at our company that has been critical to our success and that may be difficult to replicate under another management team. We also believe that it may be difficult to locate and retain executive officers who are able to grasp and implement our unique strategic vision. If our company culture were to deteriorate following a change in leadership, or if a new management team were to be unsuccessful in executing our strategy or were to change important elements of our current strategy, our growth prospects or future operating results may be adversely impacted.

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

(vi) a 5,100 square foot stand-alone building in North Miami, Florida that we purchased in November, 2010, the two parcels of real property adjacent thereto which we purchased in December, 2012, one of which is contiguous to the real property and which we previously leased for non-exclusive parking and the vacant parcel of real property adjacent to the two parcels of real property which we purchased in March, 2017. The stand alone building housed our North Miami Company-owned combination restaurant and package liquor store (Store #20) from July, 1968 until June, 2017 when the package liquor store was relocated to a new building we constructed on the adjacent property;

(vii) a 23,678 square foot two building shopping center in Miami, Florida that we purchased in November, 2011; one building, approximately 18,828 square feet, is leased to eleven unaffiliated third parties, with one vacant bay reserved for the Company to construct a new package liquor store and the second stand-alone building, approximately 4,850 square feet, has housed our Kendall, Florida based restaurant since April 4, 2000, which is owned by our affiliated limited partnership (Store #70);

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

All of our units require periodic refurbishing in order to remain competitive. We have budgeted $400,000 for our refurbishing program for fiscal year 2018. See Item 7, "Liquidity and Capital Resources" for discussion of the amounts spent in fiscal year 2017.

The following table summarizes information related to the properties upon which our operations are conducted:

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Big Daddy's Liquors #4	1,978	N/A	Company	3/1/02 to 2/28/27
Flanigan's Enterprises				and Options to
Inc. (6)				2/28/47
7003 Taft Street
Hollywood, FL

Big Daddy's Liquors #7	1,450	N/A	Company	11/1/00 to 10/31/20
Flanigan's Enterprises,				and Option to
Inc. (10)				10/31/25
1550 W. 84th Street
Hialeah, FL

Big Daddy's Liquors #8	4,084	N/A	Company	5/1/99 to 4/30/19
Flanigan's Enterprises,				and Options to
Inc.				4/30/29
959 State Road 84
Fort Lauderdale, FL

Flanigan’s Seafood	4,700	130	Company	1/1/10 to 12/31/19
Bar and Grill #9				and Option to
Flanigan’s Enterprises, Inc.				12/31/24
1550 W. 84th Street
Hialeah, FL

Flanigan's Legends	5,000	150	Franchise	1/4/00 to 1/3/20
Seafood Bar and Grill #11				and Option to
11 Corporation (1)				1/3/25
330 Southern Blvd.
W. Palm Beach, FL

Flanigan's Seafood	5,000	180	Company	11/16/92 to
Bar and Grill #12				11/15/18 and
Flanigan’s Enterprises, Inc.				Options to
2405 Tenth Ave. North				11/15/38
Lake Worth, FL

Flanigan's Seafood	3,320	90	Franchise	6/1/79 to 6/1/19
Bar and Grill #14				Option to 6/1/24
Big Daddy's #14, Inc. (1)(2)(5)
2041 NE Second St.
Deerfield Beach, FL

Flanigan’s Seafood	4,000	90	Franchise/	1/1/09 to 8/31/21
Bar and Grill #15			Limited	Options to 8/31/36
CIC Investors #15 Ltd.(1)(9)			Partnership
1479 E. Commercial Blvd.
Ft. Lauderdale, FL

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Flanigan's Seafood	4,500	200	Franchise	2/15/72 to 12/31/20
Bar and Grill #18				Options to 12/31/35
Twenty Seven Birds Corp. (1)(2)
2721 Bird Avenue
Miami, FL

Big Daddy's Liquors #18	3,000	N/A	Franchise	2/15/72 to 12/31/20
Twenty Seven Birds Corp. (1)(2)				Options to 12/31/35
2988 S.W. 27th Avenue
Miami, FL

Flanigan’s Seafood	4,500	160	Company	Company-Owned
Bar and Grill #19
Flanigan’s Enterprises, Inc.
2505 N. University Dr.
Hollywood, FL

Flanigan's Seafood	5,100	150	Company	Company-Owned
Bar and Grill #20
Flanigan's Enterprises, Inc.
13205 Biscayne Blvd.
North Miami, FL

Big Daddy’s Liquors #20	2,500	N/A	Company	Company-Owned
Flanigan's Enterprises, Inc.
13185 Biscayne Blvd.
North Miami, FL

Flanigan's Seafood	4,100	200	Company	Company-Owned
Bar and Grill #22
Flanigan's Enterprises, Inc.
2600 W. Davie Blvd.
Ft. Lauderdale, FL

Flanigan's Seafood	4,600	150	Company	Company Owned
Bar and Grill #31
Flanigan's Enterprises, Inc.
4 N. Federal Highway
Hallandale, FL

Flanigan's Seafood Bar	4,620	130	Company	10/1/10 to 6/30/20
and Grill #33
Flanigan’s Enterprises, Inc.
45 S. Federal Highway
Boca Raton, FL

Big Daddy's Liquors #34	3,000	N/A	Company	5/29/97 to 5/28/22
Flanigan's Enterprises, Inc.				Options to 5/28/37
9494 Harding Ave.
Surfside, FL

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Flanigan's Seafood	4,600	140	Company	4/1/71 to 12/31/20
Bar and Grill #40,				Option to Purchase
Flanigan's Enterprises, Inc.				on 12/31/2020
5450 N. State Road 7
N. Lauderdale, FL

Piranha Pat's #43	4,500	90	Franchise	12/1/72 to 11/30/22
BD 43 Corporation (1)(2)
2500 E. Atlantic Blvd.
Pompano Beach, FL

Big Daddy's Liquors #47	6,000	N/A	Company	12/21/68 to 1/1/20
Flanigan's Enterprises,				Options to 1/1/50
Inc. (3)
8600 Biscayne Blvd.
Miami, FL

Flanigan’s Seafood	8,000	200	Limited	06/01/91 to 5/31/21
Bar and Grill #13,			Partnership
CIC Investors #13, Ltd.
11415 S. Dixie Highway
Pinecrest, FL

Flanigan’s Seafood	4,000	200	Limited	10/24/06 to 10/23/21
Bar and Grill #50,			Partnership	Options to 10/23/31
CIC Investors #50, Ltd.
17185 Pines Boulevard
Pembroke Pines, FL

Flanigan’s Seafood	5,900	200	Limited	1/5/07 to 12/31/21
Bar and Grill #55			Partnership	Options to 12/31/31
CIC Investors #55, Ltd.
2190 S. University Drive
Davie, Florida

Flanigan's Seafood	6,800	200	Limited	8/1/97 to 12/31/21
Bar and Grill #60			Partnership
CIC Investors #60 Ltd.
9516 Harding Avenue
Surfside, FL

Flanigan’s Seafood	6,128	200	Limited	5/01/05 to 6/30/20
Bar and Grill #65			Partnership	Option to 3/31/25
CIC Investors #65, Ltd.
2335 State Road 7, Suite 100
Wellington, FL

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Flanigan's Seafood	4,850	161	Limited	4/1/00 to 3/31/20
Bar and Grill #70			Partnership	Options to 3/31/30
CIC Investors #70 Ltd.
12790 SW 88 St
Miami, FL

Flanigan’s Seafood	7,000	200	Company	5/1/10 to 4/30/21
Bar and Grill #75 (11)				Options to 4/30/31
Flanigan’s Enterprises, Inc.
950 S. Federal Highway
Stuart, FL

Flanigan's Seafood	5,000	165	Limited	6/15/01 to 12/14/19
Bar and Grill #80			Partnership	Options to 12/14/39
CIC Investors #80 Ltd.
8695 N.W. 12th St
Miami, FL

Flanigan's Seafood	4,300	200	Limited	4/1/11 to 3/31/26
Bar and Grill #90			Partnership	Option to 3/31/31
CIC Investors #90 Ltd.
9857 S.W. 40th Street
Miami, FL

Flanigan's Seafood	5,700	235	Company	10/1/17 to 9/30/22
Bar and Grill #95 (12)				Options to 9/30/32
Flanigan’s Enterprises, Inc.
2460 Weston Road
Weston, FL

Mardi Gras	10,000	400	Company	4/30/06 to 4/30/21
Flanigan’s Enterprises,				Option to 4/30/26
Inc., #600 (4)(7)
Powers Ferry Landing
Atlanta, GA

Flanigan’s Calusa	28,000 sq. ft. shopping center			Company owned
Center, LLC (8)
12750 – 12790 S.W. 88th Street
Miami, Florida

(1)	Franchised by Company.

(2)	Lease assigned to franchisee.

(3)	In 1974, we sold and assigned the underlying ground lease to unaffiliated third parties and simultaneously subleased it back. As of September 30, 2017, we have purchased from the unaffiliated third parties and own 52% of the underlying ground lease and our sublease agreement. As a result, we pay all rent due under the ground lease, but only 48% of the rent due under the sublease agreement.

(4)	Location managed by an unaffiliated third party.

(5)	Effective December 1, 1998, we purchased the Management Agreement to operate the franchised restaurant for the franchisee.

(6)	Ground lease executed by us on September 25, 2001. We constructed a 4,120 square foot building, of which 1,978 square feet is used by us for the operation of a package liquor store and the other 2,142 square feet is subleased to an unaffiliated third party as retail space. The package liquor store opened for business on November 17, 2003.

(7)	During the third quarter of our fiscal year 2006, our lease for this location expired. The unaffiliated third party entered into a new lease for the business premises effective May 1, 2006 and as of that date, we no longer have responsibility to pay any amounts under the lease.

(8)	During the first quarter of our fiscal year 2012, our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, closed on the purchase of the two building shopping center in Miami, Florida, which consists of one building which is leased to eleven unaffiliated third parties, with one vacant bay reserved for the Company to construct a new package liquor store and a second stand-alone building where our limited partnership owned restaurant located at 12790 SW 88th Street, Miami, Florida, (Store #70), operates.

(9)	During the second quarter of our fiscal year 2014, we closed on the purchase of the building in Fort Lauderdale, Florida, which is leased to our franchisee owned restaurant located at 1479 E. Commercial Boulevard, Fort Lauderdale, Florida, (Store #15).

(10)	During the fourth quarter of our fiscal year 2015, our lease for this location expired. We extended the term of the lease for five (5) years, with one (1) five (5) year renewal option.

(11)	During the third quarter of our fiscal year 2016, our lease for this location expired. We extended the term of the lease for five (5) years, with two (2) five (5) year renewal options.

(12)	During the second quarter of our fiscal year 2017, we renewed the term of the lease for this location for five (5) years, with two (2) five (5) year renewal options.

Recent Purchase of Real Property

North Miami, Florida

During the second quarter of our fiscal year 2017, we purchased from an unrelated third party the vacant real property (the “Property”), which is contiguous to the real property we own where our new package liquor store located at 13185 Biscayne Boulevard, North Miami, Florida, (Store #20P) and our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20R) operate for $2.47 million cash at closing. To fund the cash at closing, we borrowed $2.0 million using our Credit Line (defined below at Item 7, Debt(c)) and used cash on hand for the remainder. We intend to use the Property to provide for a larger parking lot for our customers.

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

Subsequent Events

Except as otherwise provided herein, subsequent events have been evaluated through the date these consolidated financial statements were issued and no other events required disclosure.

Item 3. Legal Proceedings.

From time to time, we are a defendant in litigation arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, dram shop claims, claims under federal and state laws governing access to public accommodations, employment-related claims and claims from guests alleging illness, injury or other food quality, health or operational concerns. To date, none of this litigation, some of which is covered by insurance, has had a material effect on us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NYSE AMERICAN under the symbol “BDL”. The following table sets forth the high and low sales prices of a share of our common stock for the periods specified as reported by the NYSE AMERICAN:

Fiscal Year 2017	High	Low
First Quarter (October 2, 2016 - December 31, 2016)	$25.20	$22.70
Second Quarter (January 1, 2017 – March 31, 2017)	$26.65	$23.40
Third Quarter (April 1, 2017 – June 30, 2017)	$30.95	$23.15
Fourth Quarter (July 1, 2017 – September 30, 2017)	$30.30	$20.20

Fiscal Year 2016	High	Low
First Quarter (October 4, 2015 - January 2, 2016)	$27.96	$19.65
Second Quarter (January 3, 2016 – April 2, 2016)	$23.11	$17.37
Third Quarter (April 3, 2016 – July 2, 2016)	$22.80	$18.25
Fourth Quarter (July 3, 2016 – October 1, 2016)	$25.72	$20.68

Holders

As of the close of business on December 21, 2017, there were approximately 247 holders of record of our common stock.

Dividend Policy

During our fiscal year 2017, our Board declared a cash dividend of 20 cents per share which was paid on March 31, 2017 to shareholders of record on March 17, 2017. During our fiscal year 2016, our Board declared a cash dividend of 18 cents per share which was paid on April 1, 2016 to shareholders of record on March 18, 2016. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Issuer Repurchases of Equity Securities

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, the Board of Directors authorized management to purchase up to 100,000 shares of our common stock, at a purchase price up to $15.00 per share. Since the Board’s 2007 authorization, we have purchased an aggregate of 34,586 shares, none of which were purchased by us in our fiscal year 2017. As of September 30, 2017, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors.

Item 6. Selected Financial Data

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the captions “Risk Factors”. In addition, the following discussion and analysis should be read in conjunction with the 2017 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere in this report.

Overview

Financial Information Concerning Industry Segments

Our business is conducted principally in two segments: the restaurant segment and the package liquor store segment. Financial information broken into these two principal industry segments for the two fiscal years ended September 30, 2017 and October 1, 2016 is set forth in the consolidated financial statements which are attached hereto.

General

At September 30, 2017, we (i) operated 26 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants, (one of which we operate), and three combination restaurants/package liquor stores.

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

Results of Operations

REVENUES (in thousands):
	Fifty Two		Fifty Two
	Weeks Ended		Weeks Ended
	Sept. 30, 2017		Oct. 1, 2016
Sales
Restaurant, food	$66,917	64.2%	$64,954	64.2%
Restaurant, bar	20,476	19.6%	20,492	20.3%
Package goods	16,842	16.2%	15,661	15.5%

Total	104,235	100.0%	101,107	100.0%
Franchise related revenues	1,592		1,584
Owner’s fee	150		150
Other operating income	233		225
Rental income	612		552
Total Revenues	$106,822		$103,618

Comparison of Fiscal Years Ended September 30, 2017 and October 1, 2016

Revenues. Total revenue for our fiscal year 2017 increased $3,204,000 or 3.09% to $106,822,000 from $103,618,000 for our fiscal year 2016 due primarily to increased restaurant traffic and to a lesser extent increased menu prices. Effective September 3, 2017 we increased certain menu prices for our bar offerings to target an increase to our total bar revenues of approximately 4.9% annually and effective September 16, 2017 we increased certain menu prices for our food offerings to target an increase to our total food revenues of approximately 4.0% annually, (the “Price Increases 2017”). Effective February 7, 2016 we increased certain menu prices for our bar offerings to target an increase to our total bar revenues of approximately 3.0% annually and effective February 15, 2016 we increased certain menu prices for our food offerings to target an increase to our total food revenues of approximately 3.7% annually, (the “Price Increases 2016”).

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $66,917,000 for our fiscal year 2017 as compared to $64,954,000 for our fiscal year 2016. The increase in restaurant revenue from the sale of food at restaurants for our fiscal year 2017 as compared to our fiscal year 2016 is primarily due to increased restaurant traffic and to a lesser extent the Price Increases 2017 and 2016. Comparable weekly restaurant food sales (for restaurants open for all of our fiscal years 2017 and 2016, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $1,287,000 and $1,249,000 for our fiscal years 2017 and 2016, respectively, an increase of 3.04%. Comparable weekly restaurant food sales for Company owned restaurants only was $679,000 and $659,000 for our fiscal years 2017 and 2016, respectively, an increase of 3.03%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $608,000 and $590,000 for our fiscal years 2017 and 2016, respectively, an increase of 3.05%.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $20,476,000 for our fiscal year 2017 as compared to $20,492,000 for our fiscal year 2016. The decrease in restaurant revenue from the sale of alcoholic beverages from restaurants for our fiscal year 2017 as compared to our fiscal year 2016 is primarily due to price discounts offered by the Company to promote its Joe’s Pale Ale draft beer during the second and third quarters of our fiscal year 2017 and increased competition at several restaurant locations, offset by increased restaurant traffic and by a lesser extent to the Price Increases 2017 and 2016. Comparable weekly restaurant bar sales (for restaurants open for all of our fiscal years 2017 and 2016, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $393,000 and $394,000 for our fiscal years 2017 and 2016, respectively, a decrease of 0.25%. Comparable weekly restaurant bar sales for Company owned restaurants only was $188,000 and $186,000 for our fiscal years 2017 and 2016, respectively, an increase of 1.08%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $205,000 and $208,000 for our fiscal years 2017 and 2016, respectively, a decrease of 1.44%.

Package Liquor Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $16,842,000 for our fiscal year 2017 as compared to $15,661,000 for our fiscal year 2016, an increase of $1,181,000 or 7.54%. This increase was primarily due to increased package liquor store traffic. The weekly average of same store package liquor store sales, which includes all nine (9) Company owned package liquor stores, was $324,000 and $301,000 for our fiscal years 2017 and 2016, respectively.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for our fiscal year 2017 increased $3,747,000 or 3.87% to $100,564,000 from $96,817,000 for our fiscal year 2016. The increase was primarily due to an expected general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will increase through our fiscal year 2018 due to an expected general increase in food costs. Operating costs and expenses increased as a percentage of total sales to approximately 94.14% in our fiscal year 2017 from 93.43% in our fiscal year 2016.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for our fiscal year 2017 increased to $55,786,000 from $55,676,000 for our fiscal year 2016. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 63.86% for our fiscal year 2017 and 65.16% for our fiscal year 2016. The decrease in gross profit margin for food sales and bar sales was due primarily to higher food costs. We anticipate that our gross profit for restaurant food and bar sales will increase during our fiscal year 2018 due to the Price Increases 2017, offset partially by higher food costs.

Package Liquor Store Sales. Gross profit for package liquor store sales for our fiscal year 2017 increased to $4,808,000 from $4,454,000 for our fiscal year 2016. Our gross profit margin (calculated as gross profit reflected as a percentage of package liquor store sales) for package liquor store sales was 28.55% for our fiscal year 2017 and 28.44% for our fiscal year 2016. We anticipate that our gross profit margin for package liquor store sales will remain stable during our fiscal year 2018.

Payroll and Related Costs. Payroll and related costs for our fiscal year 2017 increased $693,000 or 2.16% to $32,795,000 from $32,102,000 for our fiscal year 2016 due partially to payroll and related costs associated with higher restaurant sales which require additional payroll and related costs for employees such as cooks and bartenders. Payroll and related costs as a percentage of total sales was 30.70% for our fiscal year 2017 as compared to 30.98% for our fiscal year 2016.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold interests) for our fiscal year 2017 increased $19,000 or 0.35% to $5,432,000 from $5,413,000 for our fiscal year 2016. We anticipate that our occupancy costs will remain stable throughout our fiscal year 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for our fiscal year 2017 increased $371,000 or 2.02% to $18,696,000 from $18,325,000 for our fiscal year 2016. Selling, general and administrative expenses decreased as a percentage of total sales in our fiscal year 2017 to 17.50% as compared to 17.69% in our fiscal year 2016. We anticipate that our selling, general and administrative expenses will increase throughout our fiscal year 2018 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization for our fiscal year 2017, which is included in selling, general and administrative expenses, decreased $18,000 or 0.67% to $2,667,000 from $2,685,000 for our fiscal year 2016. As a percentage of revenue, depreciation and amortization expense was 2.50% of revenue for our fiscal year 2017 and 2.59% of revenue for our fiscal year 2016.

Interest Expense, Net. Interest expense for our fiscal year 2017 increased $43,000 to $600,000 from $557,000 for our fiscal year 2016. Interest expense increased primarily due to the financing of our new construction office and warehouse property located at 1290 East Commercial

Boulevard, Oakland Park, Florida 33334 and 4990 N.E. 12th Avenue, Oakland Park, Florida 33334 at the end of the first quarter of our fiscal year 2017 and our borrowing $2.00 million on our Credit Line during the second quarter of our fiscal year 2017, which borrowed funds were used to purchase the vacant real property which is contiguous to the real property we own where our new package liquor store located at 13185 Biscayne Boulevard, North Miami, Florida (Store #20P) and our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20R) operate. We anticipate that interest expense will increase throughout the balance of our fiscal year 2018 due primarily to our above-described increased borrowing.

Net Income. Net income for our fiscal year 2017 decreased $579,000 or 11.65% to $4,390,000 from $4,969,000 for our fiscal year 2016. Net income for our fiscal year 2017 decreased when compared to our fiscal year 2016 primarily due to increased food costs and overall expenses, offset by higher revenue and the Price Increases 2017 and 2016. As a percentage of sales, net income for our fiscal year 2017 is 4.11%, as compared to 4.80% for our fiscal year 2016.

Net Income Attributable to Stockholders. Net income attributable to stockholders for our fiscal year 2017 decreased $20,000 or 0.66% to $3,020,000 from $3,040,000 for our fiscal year 2016. Net income attributable to stockholders for our fiscal year 2017 decreased when compared to our fiscal year 2016 primarily due to increased food costs and overall expenses, offset by higher revenue and the Price Increases 2017 and 2016. As a percentage of sales, net income for our fiscal year 2017 is 2.83%, as compared to 2.93% for our fiscal year 2016.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During our fiscal year 2017, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

Menu Price Increases and Trends

Effective September 3, 2017 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 4.9% annually and effective September 16, 2017 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 4.0% annually to offset higher food costs and higher overall expenses. The last time we increased menu prices was in the second quarter of our fiscal year 2016 and we plan to limit further menu price increases as long as possible. During the next twelve months, if demand for our restaurant and bar offerings remains substantially similar to the demand during our fiscal year 2017, of which there can be no assurance, we expect that restaurant and bar sales, as well as gross profit for food and bar operations should increase as a result of increased menu prices, offset partially by higher food costs. We anticipate that our package liquor store sales and gross profit margin for package liquor store sales will remain stable during our fiscal year 2018.

We do not have a new “Flanigan’s Seafood Bar and Grill” restaurant in the development stage, but continue to search for new locations to open restaurants and thereby expand our business. As of the end of our fiscal year 2017 we abandoned our attempt to expand “The Whale’s Rib” restaurant concept that we manage in Deerfield Beach, Florida through the opening of a new restaurant in Miami, Florida due to our inability to get all necessary governmental approvals. As a result, we wrote off approximately $54,000 in expenses incurred applying for governmental approvals to expand “The Whale’s Rib” restaurant concept in Miami, Florida.

We are not actively searching for locations for the operation of new package liquor stores, but when our attempt to expand “The Whale’s Rib” restaurant concept in Miami, Florida was abandoned, we decided that the space would be ideal for the operation of a package liquor store.

Liquidity and Capital Resources

We fund our day to day operations through cash generated from operations. As of September 30, 2017, we had cash of approximately $9,885,000, a decrease of $289,000 from our cash balance of $10,174,000 as of October 1, 2016. During the second quarter of our fiscal year 2017, we borrowed $2.00 million from our Credit Line and used $2.74 million cash at closing, to close on the purchase of the vacant real property which is contiguous to the real property we own where our new package liquor store located at 13185 Biscayne Boulevard, North Miami, Florida, (Store #20P) and our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20R) operate. During the second quarter of our fiscal year 2017, we also paid on March 31, 2017 a dividend of $.20 per share. During the second quarter of our fiscal year 2016, we paid on April 1, 2016 a dividend of $.18 per share. We believe that our current cash availability from our cash on hand, positive cash flow from operations and funds available on our term loan will be sufficient to fund operations and planned capital expenditures for at least the next twelve months.

Cash Flows

	Fiscal Years
	2017	2016
	(in thousands)
Net cash and cash equivalents
provided by operating activities	$8,254	$8,767
Net cash and cash equivalents
used in investing activities	(7,053)	(3,372)
Net cash and cash equivalents
used in financing activities	(1,490)	(4,488)
Net increase (decrease)
in cash and equivalents	(289)	907
Cash and equivalents,
beginning of year	10,174	9,267
Cash and equivalents,
end of year	$9,885	$10,174

During our fiscal year 2017, our Board of Directors declared a cash dividend of 20 cents per share which was paid on March 31, 2017 to shareholders of record on March 17, 2017. During our fiscal year 2016, our Board of Directors declared a cash dividend of 18 cents per share which was paid on April 1, 2016 to shareholders of record on March 18, 2016. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant. There can be no assurances that any future dividends will be paid.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. We acquired property and equipment of $7,220,000, (of which $24,000 was for the purchase of a vehicle for debt; $2,419,000 was for construction in process; and $489,000 was deposits recorded in other assets as of October 1, 2016), during our fiscal year 2017, which amount included $2.475 million for the purchase of real property, $1,272,000 for construction and redevelopment of a new package store on the same, $635,000 for the construction of a catering kitchen and $428,000 for renovations to four (4) existing Company owned restaurants and two (2) existing Company owned package liquor stores. We acquired property and equipment of $3,424,000, (including $350,000 of deposits recorded in other assets as of October 3, 2015), during our fiscal year 2016, including $242,000 for renovations to one (1) existing Company owned restaurant and one (1) existing limited partnership owned restaurant. We anticipate the cost of this refurbishment in our fiscal year 2018 will be approximately $400,000, which funds will be provided from operations.

Debt

As of September 30, 2017, the end of our fiscal year 2017, we had debt of $12,398,000, as compared to $10,255,000 as of the end of our fiscal year 2016. As of September 30, 2017, we are in compliance with the covenants of all loans with our lender.

We repaid long term debt, including auto loans, financed insurance premiums and mortgages in the amount of $1,793,000 and $2,039,000 in our fiscal years 2017 and 2016, respectively.

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

(c) Revolving Credit Line/Term Loan

During the first quarter of our fiscal year 2017, we closed on a secured revolving line of credit from an unaffiliated third party lender which, subject to certain conditions, entitles us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”). From December 28, 2016 through December 28, 2017, we are obligated to pay interest only on the outstanding balance under the Credit Line, at a rate of LIBOR, Daily Floating Rate, plus 2.25%, per annum (3.4844% as of September 30, 2017). During the second quarter of our fiscal year 2017, we entered into an interest rate swap agreement to hedge the interest rate risk when the unpaid principal balance under the Credit Line converts to a term loan on December 28, 2017 and our repayment obligations thereunder become amortizable over a five year period, payable in equal monthly installments of principal and interest at the rate of 4.61% per annum, with any outstanding principal balance and all accrued but unpaid interest due on December 28, 2022. We granted our lender a first priority security interest in substantially all of our personal property assets to secure our repayment obligations under this loan. During the second quarter of our fiscal year 2017, we borrowed $2.0 million on the Credit Line and used such borrowed amounts to purchase the Property (See Purchase of Real Property above) and accordingly incurred, but did not pay any interest amounts. Subsequent to the end of our fiscal year 2017, we borrowed the balance of the Line of Credit, ($3.5 million) and as of December 21, 2017, we have no credit available under the Credit Line.

(d) Financed Insurance Premiums

During our fiscal year 2017, we financed the following three (3) property and general liability insurance policies, totaling approximately $1.21 million, which property and general liability insurance includes coverage for our franchises which are not included in our consolidated financial statements:

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

(iii)       For the policy year beginning December 30, 2016, our property insurance is a one (1) year policy. We are in discussions to secure property insurance for the period commencing after the expiration of the current policy. The one (1) year property insurance premium is in the amount of $505,000, of which $405,000 is financed through the Third Party Lender. The finance agreement provides that we are obligated to repay the amounts financed, together with interest at the rate of 2.95% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of approximately $41,000. The finance agreement is secured by a first priority security interest in all insurance policies, all unearned premium, return premium, dividend payments and loss payments thereof.

As of September 30, 2017, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $192,000.

Construction Contracts

On June 14, 2017, we entered into a construction contract in the amount of $880,000 to renovate our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20), including but not limited to the construction of a new kitchen and to expand the restaurant into the former package liquor store space. Subsequent to the end of our fiscal year 2017, agreed upon change orders increased the amount payable under the construction contract to $1,080,000, of which $345,000 has been paid.

Subsequent to the end of our fiscal year 2017, we entered into an agreement, in the amount of $127,000, for design and development services for the construction of a new building on a parcel of real property which we own which is adjacent to the real property where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operates. Upon completion of the construction of the new building, we plan to re-locate our package liquor store to the new building and to renovate and expand the restaurant into the former package liquor store space.

Subsequent to the end of our fiscal year 2017, we also entered into a second agreement in the amount of $174,000, for design and development services to renovate our restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19), including but not limited to the construction of a new kitchen and to expand the restaurant into the former package liquor store space.

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants, on November 7, 2017, we entered into a purchase agreement with our current rib supplier, whereby we agreed to purchase approximately $6,208,000 of baby back ribs during calendar year 2018 from this vendor at a fixed cost.

While we anticipate purchasing all of our rib supply from this vendor, we believe there are several other alternative vendors available, if needed.

Purchase of Limited Partnership Interests

During our fiscal year 2017, we did not purchase any limited partnership interests. During our fiscal year 2016, we purchased from one limited partner (who is not an officer, director or family member of officers or directors) limited partnership interests of 0.85% and 0.26% in limited partnerships which each own a restaurant, for an aggregate purchase price of $9,800.

Working capital

The table below summarizes our current assets, current liabilities and working capital as of the end of our fiscal years 2017 and 2016:

	Sept. 30	Oct. 1
(in thousands)	2017	2016

Current assets	$14,939	$15,331

Current liabilities	11,203	11,456

Working capital	3,736	3,875

Our working capital decreased by 3.59% as of September 30, 2017 from October 1, 2016. During our fiscal year 2017, we used working capital of approximately $1,272,000 to build a new building on a parcel of real property we own which is near our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) and re-located our package liquor store to the new building. We also used $2,475,000, ($2,000,000 of which was drawn on our Credit Line), to fund the purchase price of our acquisition of the vacant real property which is contiguous to the real property we own where our new package liquor store located at 13185 Biscayne Boulevard, North Miami, Florida, (Store #20P) and our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20R) operate. We also used $635,000 for the construction of a catering kitchen adjacent to our restaurant located at 2600 Davie Boulevard, Fort Lauderdale, Florida. During our fiscal year 2016, we used $922,500 to purchase the real property and improvements located at 1290 East Commercial Boulevard, Oakland Park, Broward County, Florida and the vacant real property located at 4990 N.E. 12th Avenue, Oakland Park, Broward County, Florida.

During our fiscal year 2018, we intend to use working capital to renovate and expand our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida into the former package liquor store space. We estimate that the renovation and expansion of the former package liquor store space will cost approximately $2,500,000, of which we intend to finance a part. There can be no assurances as to the timing of the renovation and expansion of the restaurant.

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that our cash on hand, positive cash flow from operations and funds available on our term loan will adequately fund operations, debt reductions and planned capital expenditures throughout our fiscal year 2018.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Recently Adopted and Recently Issued Accounting Pronouncements

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments”.  This ASU addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, “Statement of Cash Flows”, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of our fiscal year 2019. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes all existing guidance on accounting for leases in ASC Topic 840.  ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet.  ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which will require us to adopt these provisions in the first quarter of our fiscal year 2020.  Early adoption is permitted.  ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief.  We expect the adoption of the new guidance will have a material impact on our consolidated balance sheets due to recognition of the right-of-use asset and the lease liability related to our current operating leases. The process of evaluating the full impact of the new guidance of our consolidated financial statements and disclosures is ongoing, but we anticipate the initial evaluation of the impact will be completed in our fiscal year 2018.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. The new standard was originally effective for interim and annual periods in fiscal years beginning after December 15, 2016. In July 2015, the FASB affirmed its proposal for a one year deferral of the effective date and these updates are now effective for annual and interim periods for fiscal years beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of our fiscal year 2019. Early application in our fiscal year 2018 permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We do not believe that these updates will impact our recognition of revenue from sales generated at Company owned or operated restaurants or package liquor stores or our recognition of royalty fees from franchisees. We are continuing to evaluate the impact the adoption of these updates will have on the recognition of revenue related to our gift card and loyalty programs, as well as which adoption method will be used. The Company is still evaluating the full impact of the new guidance on our consolidated financial statements and disclosures, but we anticipate the initial evaluation of the impact will be completed in the first half of our fiscal year 2018.

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

Consolidation of Limited Partnerships

As of September 30, 2017, we operate eight (8) restaurants as general partner of the limited partnerships that own the operations of these restaurants. We expect that any expansion which takes place in opening new restaurants will also result in us operating the restaurants as general partner. In addition to the general partnership interest we also purchased limited partnership units ranging from 5% to 49% of the total units outstanding. As a result of these controlling interests, we consolidate the operations of these limited partnerships with ours despite the fact that we do not own in excess of 50% of the equity interests. All intercompany transactions are eliminated in consolidation. The non-controlling interests in the earnings of these limited partnerships are removed from net income and are not included in the calculation of earnings per share.

Income Taxes

FASB ASC Topic 740 – Income Taxes, requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss and tip credit carryforwards to the extent that realization of said benefits is more likely than not. For discussion regarding our carryforwards refer to Note 9 to the consolidated financial statements for our fiscal year 2017.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As part of our ongoing operations, we are exposed to interest rate fluctuations on our borrowings. As more fully described in Note 12 “Fair Value Measurements of Financial Instruments” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for our fiscal year ended September 30, 2017, we use interest rate swap agreements to manage these risks. These instruments are not used for speculative purposes but are used to modify variable rate obligations into fixed rate obligations.

At September 30, 2017, we had three variable rate debt instruments outstanding that are impacted by changes in interest rates. In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”). In January, 2013, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”). In December, 2016, we closed on a secured revolving line of credit which entitles us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”).

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following three (3) interest rate swap agreements:

(i)        The first interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at September 30, 2017, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

(ii) The second interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at September 30, 2017, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(iii)        The third interest rate swap agreement entered into in December, 2016, which becomes effective December 28, 2017, relates to the Credit Line (the “Line of Credit Swap”). The

Line of Credit Swap requires us to pay interest for a five (5) year period, commencing December 28, 2017 at a fixed rate of 4.61% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount.

At September 30, 2017, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

Management’s Assessment on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's internal control over financial reporting.  This evaluation was based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2017, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2017, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2017 fiscal year. The information under the heading “Executive Officers” in Part I of this Form 10-K is also incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2017 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2017 fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2017 fiscal year.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2017 fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

See Part II, Item 8, “Financial Statements and Supplementary Data” for Financial Statements included with this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

  All other schedules have been omitted because the required information is not applicable or the information is included in the consolidated financial statements or the Notes thereto.

(a)(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.

Item 16. Form 10-K Summary

None.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2	Plan of Reorganization, Amended Disclosure Statement, Amended Plan of Reorganization, Modification of Amended Plan of Reorganization, Second Modification of Amended Plan of Reorganization, Order Confirming Plan of Reorganization	SB-2	5/5/87	2

3	Restated Articles of Incorporation, adopted January 9, 1984	10-K	12/29/1982	3

10(a)(1)	Employment Agreement with Joseph G. Flanigan*	DEF14A	1/27/1988	10(a)(1)

10(a)(2)	Form of Employment Agreement between Joseph G. Flanigan and the Company (as ratified and amended by the stockholders at the 1988 annual meeting is incorporated herein by reference).*	10-K		10(a)(1)

10(c)	Consent Agreement regarding the Company's Trademark Litigation	8-K	4/10/1985	10(c)

10(d)	King of Prussia(#850)Partnership Agreement*	8-K	4/10/1985	10(d)

10(o)	Management Agreement for Atlanta, Georgia, (#600)*	10-K	10/3/1992	10(o)

10(p)	Settlement Agreement with Former Vice Chairman of the Board of Directors (re #5)	10-K	10/3/1992	10(p)

10(q)	Hardware Purchase Agreement and Software License Agreement for restaurant point of sale system.	10-KSB	10/2/1993	10(q)

10(a)(3)	Key Employee Incentive Stock Option Plan	DEF14A	1/26/1994	10(a)(3)

10( r)	Limited Partnership Agreement of CIC Investors #13, Ltd,. between Flanigan's Enterprises, Inc., as General Partner and fifty percent owner of the limited partnership, and Hotel Properties, LTD. *	10-KSB	9/30/1995	10(r)

10(s)	Form of Franchise Agreement between Flanigan's Enterprises, Inc. and Franchisees.*	10-KSB	9/30/1995	10(s)

10(t)	Licensing Agreement between Flanigan's Enterprises, Inc. and James B. Flanigan, dated November 4, 1996, for non-exclusive use of the servicemark "Flanigan's" in the Commonwealth of Pennsylvania. *	10-KSB	9/28/1996	10(t)

10(u)	Limited Partnership Agreement of CIC Investors #15 Ltd., dated March 28, 1997, between B.D. 15 Corp. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as a limited partner owning twenty five percent of the limited partnership. *	10-KSB	9/27/1997	10(u)

10(v)	Limited Partnership Agreement of CIC Investors #60 Ltd., dated July 8, 1997, between Flanigan's Enterprises, Inc., as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning forty percent of the limited partnership. *	10-KSB	9/27/1997	10(v)

10(w)	Stipulated Agreed Order of Dismissal upon Mediation with former franchisee.	10-KSB	9/27/1997	10(w)

10(x)	Limited Partnership Agreement of CIC Investors #70, Ltd. dated February 1999 between Flanigan's Enterprises, Inc. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning forty percent of the limited partnership. *	10-KSB	10/02/1999	10(x)

10(y)	Limited Partnership Agreement of CIC Investors #80, Ltd., dated May 2001, between Flanigan's Enterprises, Inc. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc., as limited partner owning twenty five percent of the limited partnership. *	10-KSB	9/29/2001	10(y)

10(z)	Limited Partnership Agreement of CIC Investors #95, Ltd., dated July 2001, between Flanigan's Enterprises, Inc., as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning twenty eight percent of the limited partnership. *	10-KSB	9/29/2001	10(z)

10(bb)	Limited Partnership Agreement of CIC Investors #65, Ltd., dated June 24, 2004, between Flanigan’s Enterprises, Inc., as General Partner, and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning twenty six percent of the limited partnership. *	10-K	10/2/2004	10(bb)

10(cc)	Amended and Restated Limited Partnership Certificate and Agreement of CIC Investors #13, Ltd., dated March 1, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning thirty nine percent of the limited partnership. *	10-K	9/30/2006	10(cc)

10(dd)	Limited Partnership Agreement of CIC Investors #50, Ltd., dated October 17, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning sixteen percent of the limited partnership. *	10-K	9/29/2007	10(dd)

10(ee)	Limited Partnership Agreement of CIC Investors #55, Ltd., dated December 12, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning forty eight percent of the limited partnership. *	10-K	9/29/2007	10(ee)
10(ff)

Limited Partnership Agreement of CIC Investors #90, Ltd., dated January 18, 2012, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning five percent of the limited partnership. *

		10-K	9/29/2012	10(ff)

13	Registrant's Form 10-K constitutes the Annual Report to Shareholders for the fiscal year ended September 30, 2017.	X

21(a)	Company's subsidiaries are set forth in this Annual Report on Form 10-K.	X

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended of Chief Executive Officer.	X

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended of Chief Financial Officer.	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	X

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	X

*	Compensatory plan or arrangement.

List of XBRL documents as exhibits 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flanigan's Enterprises, Inc.
Registrant

By:	/s/ JAMES G. FLANIGAN II
JAMES G. FLANIGAN II
Chief Executive Officer
Date: 12/21/2017

By:	/s/ JEFFREY D. KASTNER
JEFFREY D. KASTNER
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)
Date: 12/21/2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

/s/ JAMES G. FLANIGAN II	Chairman of the Board,	Date: 12/21/2017
James G. Flanigan II	Chief Executive Officer,
and Director

/s/ JEFFREY D. KASTNER	Chief Financial Officer,	Date: 12/21/2017
Jeffrey D. Kastner	Secretary and Director

/s/ AUGIE BUCCI	Chief Operating Officer	Date: 12/21/2017
Augie Bucci	and Director

/s/ BARBARA J. KRONK	Director	Date: 12/21/2017
Barbara J. Kronk

/s/ MICHAEL B. FLANIGAN	Director	Date: 12/21/2017
Michael B. Flanigan

/s/ PATRICK J. FLANIGAN	Director	Date: 12/21/2017
Patrick J. Flanigan

/s/ CHRISTOPHER O’NEIL	Vice President of Package	Date: 12/21/2017
Christopher O’Neil	Operations and Director

/s/ MARY ELIZABETH BENNETT	Director	Date: 12/21/2017
Mary Elizabeth Bennett

/s/ CHRISTOPHER J. NELMS	Director	Date: 12/21/2017
Christopher J. Nelms

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND OCTOBER 1, 2016

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders of

Flanigan’s Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Flanigan’s Enterprises, Inc. and Subsidiaries, (the “Company”), as of September 30, 2017 and October 1, 2016 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flanigan’s Enterprises, Inc. and Subsidiaries as of September 30, 2017 and October 1, 2016, and the consolidated results of their operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

Fort Lauderdale, FL

December 21, 2017

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2017 AND OCTOBER 1, 2016

 (rounded to the nearest thousandth, except share amounts)

ASSETS	2017	2016
Current Assets:
Cash and cash equivalents	$9,885,000	$10,174,000
Prepaid income taxes	67,000	180,000
Due from franchisees	—	62,000
Other receivables	496,000	627,000
Inventories	2,842,000	2,633,000
Prepaid expenses	1,350,000	1,274,000
Deferred tax assets	299,000	381,000
Total current assets	14,939,000	15,331,000

Property and Equipment, Net	42,178,000	38,138,000
Construction in progress	527,000	15,000
	42,705,000	38,153,000

Investment in Limited Partnership	237,000	212,000

Other Assets:
Liquor licenses	630,000	630,000
Deferred tax assets	999,000	862,000
Leasehold interests, net	538,000	660,000
Other	461,000	553,000
Total other assets	2,628,000	2,705,000
Total assets	$60,509,000	$56,401,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$8,066,000	$7,790,000
Due to franchisees	1,781,000	2,098,000
Current portion of long-term debt	1,076,000	1,466,000
Deferred rent	88,000	102,000
Total current liabilities	11,011,000	11,456,000

Long-Term Debt, Net of Current Portion	11,322,000	8,626,000

Commitments and Contingencies

Equity:
Flanigan's Enterprises, Inc. stockholders' equity
Common stock, $.10 par value; 5,000,000 shares authorized; 4,197,642 shares
issued; 1,858,647 outstanding for years ended 2017 and 2016	420,000	420,000
Capital in excess of par value	6,240,000	6,240,000
Retained earnings	31,398,000	28,750,000
Treasury stock, at cost, 2,338,995 shares for the years
ended 2017 and 2016	(6,077,000)	(6,077,000)
Total Flanigan's Enterprises, Inc. stockholders' equity	31,981,000	29,333,000
Noncontrolling interests	6,195,000	6,986,000
Total equity	38,176,000	36,319,000
Total liabilities and equity	$60,509,000	$56,401,000

See notes to consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended September 30, 2017 and October 1, 2016

(rounded to the nearest thousandth, except share and per share amounts)

	2017	2016
Revenues:
Restaurant food sales	$66,917,000	$64,954,000
Restaurant bar sales	20,476,000	20,492,000
Package store sales	16,842,000	15,661,000
Franchise-related revenues	1,592,000	1,584,000
Owner's fee	150,000	150,000
Other operating income	233,000	225,000
Rental income	612,000	552,000
	106,822,000	103,618,000
Costs and Expenses:
Cost of merchandise sold:
Restaurants and lounges	31,607,000	29,770,000
Package goods	12,034,000	11,207,000
Payroll and related costs	32,795,000	32,102,000
Occupancy costs	5,432,000	5,413,000
Selling, general and administrative expenses	18,696,000	18,325,000
	100,564,000	96,817,000

Income from Operations	6,258,000	6,801,000

Other Income (Expense):
Interest expense	(600,000)	(557,000)
Interest and other income	102,000	92,000
	(498,000)	(465,000)

Income Before Provision for Income Taxes	5,760,000	6,336,000

Provision for Income Taxes	(1,370,000)	(1,367,000)

Net Income	4,390,000	4,969,000

Less: Net Income Attributable to Noncontrolling Interests	(1,370,000)	(1,929,000)

Net Income Attributable to Flanigan's Enterprises, Inc. Stockholders	$3,020,000	$3,040,000

Net Income Per Common Share:
Basic and Diluted	$1.63	$1.64

Weighted Average Shares and Equivalent Shares Outstanding:
Basic and Diluted	1,858,647	1,858,647

See notes to consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 2017 AND OCTOBER 1, 2016

 (rounded to nearest thousandth, except share amounts)

	Common Stock		Capital in		Treasury Stock
			Excess of	Retained			Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, October 3, 2015	4,197,642	$420,000	$6,240,000	$26,054,000	2,338,995	$(6,077,000)	$7,162,000	$33,799,000

Year Ended October 1, 2016:
Net income	—	—	—	3,040,000	—	—	1,929,000	4,969,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,095,000)	(2,095,000)
Dividends paid	—	—	—	(344,000)	—	—	—	(344,000)
Purchase of noncontrolling interests	—	—	—	—	—	—	(10,000)	(10,000)
Balance, October 1, 2016	4,197,642	420,000	6,240,000	28,750,000	2,338,995	(6,077,000)	6,986,000	36,319,000

Year Ended September 30, 2017:
Net income	—	—	—	3,020,000	—	—	1,370,000	4,390,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,161,000)	(2,161,000)
Dividends paid	—	—	—	(372,000)	—	—	—	(372,000)
Balance, September 30, 2017	4,197,642	$420,000	$6,240,000	$31,398,000	2,338,995	$(6,077,000)	$6,195,000	$38,176,000

See notes to consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2017 AND OCTOBER 1, 2016

(rounded to nearest thousandth)

	2017	2016
Cash Flows from Operating Activities:
Net income	$4,390,000	$4,969,000
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,545,000	2,564,000
Amortization of leasehold interests	122,000	121,000
Gain/loss on sale/abandonment of property and equipment	50,000	285,000
Amortization of deferred loan costs	40,000	—
Deferred income taxes	(55,000)	35,000
Deferred rent	(14,000)	(13,000)
Income from unconsolidated limited partnership	(45,000)	(17,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid income taxes	113,000	(180,000)
Due from franchisees	62,000	(62,000)
Other receivables	131,000	(56,000)
Inventories	(209,000)	(223,000)
Prepaid expenses	1,123,000	734,000
Other assets	42,000	50,000
Increase (decrease) in:
Accounts payable and accrued expenses	276,000	498,000
Income taxes payable	—	(143,000)
Due to franchisees	(317,000)	205,000
Net cash and cash equivalents provided by operating activities	8,254,000	8,767,000

Cash Flows from Investing Activities:
Purchase of property and equipment	(4,288,000)	(3,074,000)
Purchase of construction in progress	(2,419,000)	—
Deposit on purchase of fixed assets	(439,000)	(328,000)
Proceeds from sale of fixed assets	73,000	—
Distributions from unconsolidated limited partnership	20,000	30,000
Net cash and cash equivalents used in investing activities	(7,053,000)	(3,372,000)

Cash Flows from Financing Activities:
Payments of long-term debt	(1,793,000)	(2,039,000)
Deferred loan costs	(86,000)	—
Proceeds from long-term debt	2,922,000	—
Dividends paid	(372,000)	(344,000)
Distributions to noncontrolling interests	(2,161,000)	(2,095,000)
Purchase of noncontrolling interests	—	(10,000)
Net cash and cash equivalents used in financing activities	(1,490,000)	(4,488,000)

Net Increase (Decrease) in Cash and Cash Equivalents	(289,000)	907,000

Cash and Cash Equivalents, Beginning	10,174,000	9,267,000

Cash and Cash Equivalents, Ending	$9,885,000	$10,174,000

See notes to consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

(rounded to nearest thousandth)

	2017	2016
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$600,000	$559,000
Income taxes	$1,149,000	$1,656,000

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,199,000	$914,000
Purchase deposits transferred to property and equipment	$489,000	$350,000
Construction in progress transferred to property and equipment	$1,907,000	$—
Purchase of vehicles in exchange for debt	$24,000	$—

See notes to consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2017 AND OCTOBER 1, 2016

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Capitalization

The Company was incorporated in 1959 and operates in South Florida as a chain of full-service restaurants and package liquor stores. Restaurant food and beverage sales make up the majority of our total revenue. At September 30, 2017, we (i) operated 26 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants, (one of which we operate) and three combination restaurants/package liquor stores. With the exception of one restaurant we operate under the name “The Whale’s Rib”, and in which we do not have an ownership interest, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

The Company’s Articles of Incorporation, as amended, authorize us to issue and have outstanding at any one time 5,000,000 shares of common stock at a par value of $0.10 per share.

We operate under a 52-53 week year ending the Saturday closest to September 30. Our fiscal years 2017 and 2016 are each comprised of a 52-week period.

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

Inventories

Our inventories, which consist primarily of package liquor products, are stated at the lower of average cost or net realizable value.

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

Our estimated useful lives range from three to five years for vehicles, and three to seven years for furniture and equipment. Leasehold improvements are currently being amortized over the shorter of the life of the lease or the life of the asset up to a maximum of 20 years. Our building and building improvements of our corporate offices in Fort Lauderdale, Florida; our building and building improvements of our construction office/warehouse in Fort Lauderdale, Florida; our combination restaurant and package liquor stores in Hallandale, Florida and Hollywood, Florida; our restaurants in N. Miami, Florida and Fort Lauderdale, Florida; our package liquor store in N. Miami, Florida and our shopping center in Miami, Florida and property in Fort Lauderdale, Florida, all of which we own, are being depreciated over forty years.

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

Major Suppliers

Throughout our fiscal years 2017 and 2016, we purchased substantially all of our food products from one major supplier pursuant to a master distribution agreement which entitled us to receive certain purchase discounts, rebates and advertising allowances that are recorded as a reduction of cost of merchandise sold in periods in which they are earned. We believe that several other alternative vendors are available, if necessary.

Throughout our fiscal years 2017 and 2016, we purchased the majority of our alcoholic beverages from three local distributors. Each distributor has exclusive rights from the manufacturers to sell specific brands in given areas, so unless the exclusive distribution rights are transferred to another vendor, there are no alternate distributors available.

Revenue Recognition

We record revenues from normal recurring sales upon the sale of food and beverages and the sale of package liquor products. We report our sales net of sales tax. Continuing royalties, which are a percentage of net sales of franchised stores, are accrued as income when earned.

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pre-opening Costs

Our pre-opening costs are those typically associated with the opening of a new restaurant and generally include payroll costs associated with the new restaurant opening, rent and promotional costs. We expense pre-opening costs as incurred. During our fiscal years 2017 and 2016, we reported none.

Advertising Costs

Our advertising costs are expensed as incurred. Advertising costs incurred during our fiscal years ended September 30, 2017 and October 1, 2016 were approximately $185,000 and $494,000 respectively.

General Liability Insurance

We have general liability insurance which incorporates a semi-self-insured plan under which we assume the full risk of the first $50,000 of exposure per occurrence, while the limited partnerships assume the full risk of the first $10,000 of exposure per occurrence. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During our fiscal years ended September 30, 2017 and October 1, 2016, we were able to purchase excess liability insurance, whereby our excess insurance carrier is responsible for $6,000,000 coverage above our primary general liability insurance coverage. With the exception of one (1) limited partnership which has higher general liability insurance coverage to comply with the terms of its lease for the business premises, we are un-insured against liability claims in excess of $7,000,000 per occurrence and in the aggregate.

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

Fair Value of Financial Instruments (Continued)

In accordance with FASB ASC Topic 820-10-50-1, we utilized a valuation model to determine the fair value of our swap agreements. As the valuation models for the swap agreements were based upon observable inputs, they are classified as Level 2 (see Note 12).

Derivative Instruments

We account for derivative instruments in accordance with FASB ASC Topic 815-10-05-4, “Accounting for Derivative Instruments and Hedging Activities” as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. In accordance with FASB ASC Topic 815-10-05-4, derivative instruments are recognized as assets or liabilities in the Company’s consolidated balance sheets and are measured at fair value. We recognize all changes in fair value through earnings unless the derivative is determined to be an effective hedge. We currently have three derivatives which we have designated as effective hedges (See Note 12).

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

We follow the provisions regarding Accounting for Uncertainty in Income Taxes, which require the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We applied these changes to tax positions for our fiscal years ending September 30, 2017 and October 1, 2016. We had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing and the current and prior three years remain subject to examination as of September 30, 2017. We do not expect that unrecognized tax benefits will increase within the next twelve months. We recognize accrued interest and penalties related to uncertain tax positions as income tax expense.

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments”.  This ASU addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, “Statement of Cash Flows”, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of our fiscal year 2019. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes all existing guidance on accounting for leases in ASC Topic 840.  ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet.  ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which will require us to adopt these provisions in the first quarter of our fiscal year 2020.  Early adoption is permitted.  ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief.  We expect the adoption of the new guidance will have a material impact on our consolidated balance sheets due to recognition of the right-of-use asset and the lease liability related to our current operating leases. The process of evaluating the full impact of the new guidance of our consolidated financial statements and disclosures is ongoing, but we anticipate the initial evaluation of the impact will be completed in our fiscal year 2018.

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

Recently Adopted and Recently Issued Accounting Pronouncements (Continued)

Issued (Continued)

it becomes effective. The new standard was originally effective for interim and annual periods in fiscal years beginning after December 15, 2016. In July 2015, the FASB affirmed its proposal for a one year deferral of the effective date and these updates are now effective for annual and interim periods for fiscal years beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of our fiscal year 2019. Early application in our fiscal year 2018 permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We do not believe that these updates will impact our recognition of revenue from sales generated at Company owned or operated restaurants or package liquor stores or our recognition of royalty fees from franchisees. We are continuing to evaluate the impact the adoption of these updates will have on the recognition of revenue related to our gift card and loyalty programs, as well as which adoption method will be used. The Company is still evaluating the full impact of the new guidance on our consolidated financial statements and disclosures, but we anticipate the initial evaluation of the impact will be completed in the first half of our fiscal year 2018.

NOTE 2.	PROPERTY AND EQUIPMENT

	2017	2016

Furniture and equipment	$11,774,000	$11,211,000
Leasehold improvements	22,405,000	21,428,000
Land and land improvements	19,555,000	17,034,000
Building and improvements	16,603,000	14,520,000
Vehicles	1,357,000	1,230,000
	71,694,000	65,423,000
Less accumulated depreciation and amortization	29,516,000	27,285,000
	42,178,000	38,138,000
Construction in progress	527,000	15,000
	$42,705,000	$38,153,000

Depreciation and amortization expense for the fiscal years ended September 30, 2017 and October 1, 2016 was approximately $2,545,000 and $2,564,000, respectively.

NOTE 3.	LEASEHOLD INTERESTS

	2017	2016

Leasehold interests, at cost	$3,024,000	$3,024,000
Less accumulated amortization	2,486,000	2,364,000
	$538,000	$660,000

NOTE 3.	LEASEHOLD INTERESTS (Continued)

Future leasehold amortization as of September 30, 2017 is as follows:

2018	$121,000
2019	121,000
2020	96,000
2021	80,000
2022	33,000
Thereafter	87,000
Total	$538,000

NOTE 4.	INVESTMENTS IN LIMITED PARTNERSHIPS

We have invested with others (some of whom are affiliated with our officers and directors) in nine limited partnerships which own and operate nine South Florida based restaurants under our service mark “Flanigan’s Seafood Bar and Grill”. In addition to being a limited partner in these limited partnerships, we are the sole general partner of all of these limited partnerships and manage and control the operations of the restaurants except for the restaurant located in Fort Lauderdale, Florida where we only hold a limited partnership interest.

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

As of September 30, 2017, limited partnerships owning six (6) restaurants, (Surfside, Florida, Kendall, Florida, West Miami, Florida, Pinecrest, Florida, Wellington, Florida and Miami, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our “Flanigan’s Seafood Bar and Grill” service mark, which use is authorized only while we act as general partner. This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears.

NOTE 4.	INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

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

Pembroke Pines, Florida

We are the sole general partner and a 23% limited partner in this limited partnership which has owned and operated a restaurant in Pembroke Pines, Florida under our “Flanigan’s Seafood

Bar and Grill” service mark since October 29, 2007. 23.8% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2017, this limited partnership has returned to its investors approximately 91.0% of their initial cash invested, increased from approximately 75.0% as of the end of our fiscal year 2016. This entity is consolidated in the accompanying financial statements.

Davie, Florida

We are the sole general partner and a 49% limited partner in this limited partnership which has owned and operated a restaurant in Davie, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since July 28, 2008. 12.3% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2017, this limited partnership has returned to its investors approximately 83.0% of their initial cash invested, increased from approximately 70.5% as of the end of our fiscal year 2016. This entity is consolidated in the accompanying financial statements.

Miami, Florida

We are the sole general partner and a 5% limited partner in this limited partnership which has owned and operated a restaurant in Miami, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since December 27, 2012. 26.8% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2017, this limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership.

Fort Lauderdale, Florida

A corporation, owned by a member of our Board of Directors, acts as sole general partner of a limited partnership which has owned and operated a restaurant in Fort Lauderdale, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since April 1, 1997. We have a 25% limited partnership interest in this limited partnership. 31.9% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family

NOTE 4.	INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

Fort Lauderdale, Florida (Continued)

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

	2017	2016
Financial Position:
Current assets	$309,000	$167,000
Non-current assets	625,000	647,000
Current liabilities	164,000	145,000
Operating Results:
Revenues	3,594,000	3,480,000
Gross profit	2,327,000	2,310,000
Net income	181,000	66,000

NOTE 5.	INVESTMENTS IN REAL PROPERTY

North Miami, Florida

During the second quarter of our fiscal year 2017, we purchased from an unrelated third party the vacant real property (the “Property”), which is contiguous to the real property we own where our new package liquor store located at 13185 Biscayne Boulevard, North Miami, Florida, (Store #20P) and our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20R) operate for $2.47 million cash at closing. To fund the cash at closing, we borrowed $2.0 million using our Credit Line (defined below at Note 10) and used cash on hand for the remainder. The Property will provide for a larger parking lot to be used by our customers.

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

NOTE 7.	FINANCED INSURANCE PREMIUMS

During our fiscal year 2017, we financed the following three (3) property and general liability insurance policies, totaling approximately $1.21 million, which property and general liability insurance includes coverage for our franchises which are not included in our consolidated financial statements:

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

As of September 30, 2017, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $192,000.

NOTE 8.	LIQUOR LICENSES

Liquor licenses, which are indefinite lived assets, are tested for impairment in September of each of our fiscal years. The fair value of liquor licenses at September 30, 2017, exceeded the carrying amount; therefore, we recognized no impairment loss. The fair value of the liquor licenses was evaluated by comparing the carrying value to recent sales for similar liquor licenses in the County issued. At September 30, 2017 and October 1, 2016, the total carrying amount of our liquor licenses was $630,000. We acquired a restaurant liquor license (4COP SFS) for our Flanigan’s Seafood Bar and Grill restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20R) and downgraded the 4COP Quota liquor license formerly used at our combination Flanigan’s Seafood Bar and Grill restaurant and Big Daddy’s Liquors package liquor store located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20) to a 3PS liquor license for use at our new Big Daddy’s Liquors package liquor store located at 13185 Biscayne Boulevard, North Miami, Florida (Store #20P) during our fiscal year 2017. We acquired no liquor licenses in our fiscal year 2016.

NOTE 9.	INCOME TAXES

The components of our provision for income taxes for our fiscal years 2017 and 2016 are as follows:

	2017	2016
Current:
Federal	$1,125,000	$1,078,000
State	300,000	254,000
Deferred:	1,425,000	1,332,000
Federal	(50,000)	32,000
State	(5,000)	3,000
	(55,000)	35,000
	$1,370,000	$1,367,000

A reconciliation of income tax computed at the statutory federal rate to income tax expense is as follows:

	2017	2016

Tax provision at the statutory rate of 34%	$1,959,000	$2,154,000
Non-controlling interests	(466,000)	(656,000)
State income taxes, net of federal income tax	185,000	186,000
FICA tip credit	(361,000)	(343,000)
True up adjustment	(2,000)	(26,000)
Other permanent items	55,000	52,000
	$1,370,000	$1,367,000

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

The components of our deferred tax assets at September 30, 2017 and October 1, 2016 were as follows:

	2017	2016
Current:
Reversal of aged payables	$27,000	$27,000
Capitalized inventory costs	28,000	26,000
Accrued bonuses	319,000	342,000
Accruals for potential uninsured claims	20,000	41,000
Gift cards	160,000	178,000
Limited partnership management fees	(255,000)	(233,000)
	$299,000	$381,000

Long-Term:
Book/tax differences in property and equipment	$552,000	$628,000
Limited partnership investments	357,000	197,000
Accrued limited retirement	90,000	37,000
	$999,000	$862,000

NOTE 10.	DEBT

Long-Term Debt

	2017	2016
Mortgage payable to lender, secured by a first mortgage on real property and improvements, bearing interest at BBA LIBOR – 1 Month +2.25%, (3.487% at September 30, 2017), but with $2,672,000 of the principal amount fixed at 4.51% pursuant to a swap agreement, amortized over 20 years, payable in monthly installments of principal and interest of approximately $23,700, and our current monthly payment of principal and interest as to that portion of the principal amount not fixed by the interest rate swap agreement, ($534,000), is payable at BBA LIBOR – 1 Month + 2.25% interest rate, (3.487% as of September 30, 2017). The entire principal balance and all accrued but unpaid interest is due on November 30, 2019.	$3,206,000	$3,431,000

Mortgage payable to unrelated third party, secured by first mortgage on real property and improvements, bearing interest at 7½%, amortized over 20 years, payable in monthly installments of principal and interest of approximately $15,700, with a balloon payment of approximately $1,331,000 in December, 2022.	1,715,000	1,772,000

Mortgage payable to lender, secured by a first mortgage on real property and improvements, bearing interest at BBA LIBOR – 1 Month +2.25%, (3.485% at September 30, 2017), but with the interest fixed at 4.35% pursuant to a swap agreement, amortized over 20 years, payable in monthly installments of principal and interest of approximately $8,775, with a balloon payment of approximately $858,000 on January 22, 2023.	1,176,000	1,229,000

Revolving credit line/term loan payable to lender, which entitles the Company to borrow, from time to time through December 28, 2017, up to $5,500,000, secured by a blanket lien on all Company assets, bearing interest through December 28, 2017 at LIBOR – Daily Floating Rate + 2.25%, (3.4844% at September 30, 2017). Effective December 28, 2017, an interest rate swap agreement requires us to pay interest for a five (5) year period at a fixed rate of 4.61% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, per annum (3.4844% at September 30, 2017) on the same notional principal amount, with a final payment on December 28, 2022. Subsequent to the end of our fiscal year 2017, we borrowed the remaining $3,500,000.	2,000,000	—

Mortgage payable to lender, secured by a first mortgage on real property and improvements, bearing interest at the fixed rate of 4.65% per annum, fully amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $6,384, with a final payment on December 28, 2031.	794,000	—

Mortgage payable to a related party, an entity the owners of which include persons who are either our officers, directors or their family members, secured by first mortgage on real property and improvements, bearing interest at 5%, amortized over 15 years, payable in monthly installments of principal and interest of approximately $5,700, with a balloon payment of approximately $457,000 due in March, 2021.	603,000	640,000

Re-financed mortgage in the original principal amount of $840,000, payable to lender, secured by a first mortgage on real property and improvements, bearing interest at the fixed rate of 4.65% per annum, fully amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $6,519, with a final payment on December 28, 2031. During the second quarter of our fiscal year 2017, we terminated the interest rate swap agreement which related to the prior mortgage loan which required us to pay interest for a seven (7) year period at a fixed rate of 5.11% on an initial amortizing notional principal amount of $935,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25% on the same amortizing notional principal amount. We paid an $8,500 pre-payment penalty to the lender in connection with the termination of the interest rate swap agreement.	811,000	750,000

Mortgage payable to related party, an entity the owners of which include persons who are either our officers, directors or their family members, secured by first mortgage on real property and improvements, bearing interest at 5%, amortized over 15 years, payable in monthly installments of principal and interest of approximately $4,900, with a balloon payment of approximately $391,000 in May, 2021.	520,000	552,000

Financed insurance premiums, secured by all insurance policies, bearing interest at 2.95% payable in monthly installments of principal and interest in the aggregate amount of $123,000 a month through October 30, 2017.	192,000	186,000

Mortgage payable to related party, an entity the owners of which include persons who are either our officers, directors or their family members, secured by first mortgage on real property and improvements, bearing interest at 5%, amortized over 15 years, payable in monthly installments of principal and interest of approximately $6,000, with a balloon payment of approximately $476,000 due in April, 2021.	630,000	669,000

Mortgage payable to unrelated third party, secured by first mortgage on real property and improvements, bearing interest at 7½%, amortized over 20 years, payable in monthly installments of principal and interest of approximately $7,300, with a final payment due in March, 2034.	822,000	847,000

Other	138,000	179,000

Less unamortized loan costs	(209,000)	(163,000)
	12,398,000	10,092,000
Less current portion	1,076,000	1,466,000
	$11,322,000	$8,626,000

Long-term debt at September 30, 2017 matures as follows:

2018	$1,076,000
2019	1,023,000
2020	3,547,000
2021	2,087,000
2022	727,000
Thereafter	4,147,000
$12,607,000
Less unamortized loan costs	(209,000)
$12,398,000

As of September 30, 2017, we are in compliance with the covenants of all loans with our lender.

NOTE 11.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Construction Contracts

During our fiscal year 2016, we entered into a construction contract in the amount of $1,061,000 to build a new building on a parcel of real property which we own which is near the real property where our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) operated to re-locate our package liquor store to the new building and to renovate and expand the restaurant into the former package liquor store space. During our fiscal year 2017, we completed the new building and re-located our package liquor store, which opened for business on June 6, 2017. The construction contract, with change orders, totaled $1,272,000 and was paid in full as of September 30, 2017.

On June 14, 2017, we entered into a construction contract in the amount of $880,000 to renovate our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20), including but not limited to the construction of a new kitchen and to expand the restaurant into the former package liquor store space. As of September 30, 2017 we are in the early construction stage, but subsequent thereto, agreed change orders increased the amount of the construction contract to $1,080,000, of which $345,000 has been paid.

Subsequent to the end of our fiscal year 2017, we entered into an agreement, in the amount of $127,000, for design and development services for the construction of a new building on a parcel of real property which we own which is adjacent to the real property where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operates. Upon completion of the construction of the new building, we plan to re-locate our package liquor store to the new building and to renovate and expand the restaurant into the former package liquor store space.

Subsequent to the end of our fiscal year 2017, we also entered into a second agreement in the amount of $174,000, for design and development services to renovate our restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19), including but not limited to the

NOTE 11.	COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Construction Contracts (Continued)

construction of a new kitchen and to expand the restaurant into the former package liquor store space.

Legal Matters

Our sale of alcoholic beverages subjects us to “dram shop” statutes, which allow an injured person to recover damages from an establishment that served alcoholic beverages to an intoxicated person. If we receive a judgment substantially in excess of our insurance coverage or if we fail to maintain our insurance coverage, our business, financial condition, operating results or cash flow, could be materially and adversely affected. We currently have three “dram shop” claims which we are defending vigorously.

We are a party to various other claims, legal actions and complaints arising in the ordinary course of our business. It is our opinion that all such matters are without merit or involve such amounts that an unfavorable disposition would not have a material adverse effect on our financial position or results of operations.

Leases

We lease a substantial portion of the land and buildings used in our operations under leases with initial terms expiring between 2018 and 2027. Renewal options are available on many of our leases. Most of our leases are fixed rent agreements. For one Company-owned restaurant/package liquor store combination unit, lease rental is subject to sales overrides ranging from 3% to 4% of annual sales in excess of established amounts. For another Company-owned restaurant, lease rental is subject to sales overrides of 7.3% of annual sales in excess of the base rent paid and another Company-owned restaurant, lease rental is subject to sales overrides of 3.5% of annual sales. For four limited partnership restaurants, lease rentals are subject to sales overrides ranging from 2% to 5.5% of annual sales in excess of the base rent paid. We recognize rent expense on a straight line basis over the term of the lease and percentage rent as incurred.

We have a ground lease for an out parcel in Hollywood, Florida where we constructed a 4,120 square foot stand-alone building, one-half (1/2) of which is used by us for the operation of our Company-owned package liquor store and the other one-half (1/2) of which is subleased to an unrelated third party as retail space. Rent for the retail space commenced January 1, 2005, and we generated approximately $59,000 and $102,000 of revenue from this source during our fiscal years ended September 30, 2017 and October 1, 2016, respectively. Total future minimum sublease payments under the non-cancelable sublease are $134,000, including Florida sales tax (currently 6%) through December 31, 2019.

Future minimum lease payments, including Florida sales tax (currently 6% to 7%) under our non-cancelable operating leases as of September 30, 2017 are as follows:

2018	$3,093,000
2019	3,010,000
2020	2,425,000
2021	1,596,000
2022	959,000
Thereafter	725,000
Total	$11,808,000

Total rent expense for all of our operating leases was approximately $3,484,000 and $3,506,000 in our fiscal years 2017 and 2016, respectively, and is included in “Occupancy

NOTE 11. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Leases (Continued)

Costs” in our accompanying consolidated statements of income. This total rent expense is comprised of the following:

	2017	2016

Minimum Base Rent	$2,679,000	$2,694,000
Contingent Percentage Rent	805,000	812,000
Total	$3,484,000	$3,506,000

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants during calendar year 2018, on November 7, 2017, we entered into a purchase agreement with our current rib supplier, whereby we agreed to purchase approximately $6,208,000 of baby back ribs during calendar year 2018 from this vendor at a fixed cost.

While we anticipate purchasing all of our rib supply from this vendor, we believe that several other alternative vendors are available, if necessary.

Franchise Program

At September 30, 2017 and October 1, 2016, we were the franchisor of five units under franchise agreements. Of the five franchised stores, three are combination restaurant/package liquor stores and two are restaurants (one of which we operate). Four franchised stores are owned and operated by related parties as follows:

•      James G. Flanigan, our Chairman of the Board of Directors, Chief Executive Officer and President of the Company, and Michael B. Flanigan, a member of our Board of Directors and James G. Flanigan’s brother, are each a 35.24% owner of a company which has a franchise arrangement with us for the operation of a restaurant and package liquor store located in Coconut Grove, Florida (Store #18).

•      Patrick J. Flanigan, brother to both James G. Flanigan and Michael B. Flanigan and a member of our Board of Directors, owns 100% of a company which has a franchise arrangement with us for the operation of a combination restaurant/package liquor store located in Pompano Beach, Florida (Store #43).

•      Our officers and directors collectively own 30% of the shareholder interest of a company which has a franchise arrangement with us for the operation of a restaurant located in Deerfield Beach, Florida. The shareholder interest of James G. Flanigan’s

NOTE 11. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Franchise Program (Continued)

family represents an additional 60% of the total invested capital in this franchised location (Store #14).

•      Patrick J. Flanigan is the sole general partner and a 25% limited partner in a limited partnership which has a franchise arrangement with us for the operation of a restaurant located in Fort Lauderdale, Florida. The Company is a 25% limited partner in this limited partnership and officers and directors of the Company (excluding Patrick J. Flanigan) own an additional 31.9% limited partnership interest in this franchised location (Store #15).

Under the franchise agreements, we provide guidance, advice and management assistance to the franchisees. In addition and for an additional annual fee of approximately $25,000, we also act as fiscal agent for the franchisees whereby we collect all revenues and pay all expenses and distributions. We also, from time to time, advance funds on behalf of the franchisees for the cost of renovations. The resulting amounts receivable from and payable to these franchisees are reflected in the accompanying consolidated balance sheet as either an asset or a liability. We also agree to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. The franchise agreements provide for royalties to us of approximately 3% of gross restaurant sales and 1% of gross package liquor sales. During our fiscal years 2017 and 2016, we earned royalties of $661,000 and $606,000, respectively, from our related franchises. We are not currently offering or accepting new franchises.

Employment Agreement/Bonuses

As of September 30, 2017 and October 1, 2016, we had no employment agreements.

Our Board of Directors approved an annual performance bonus, with 14.75% of the corporate pre-tax net income, plus or minus non-recurring items, but before depreciation and amortization in excess of $650,000 paid to the Chief Executive Officer and 5.25% paid to other members of management. Bonuses for our fiscal years 2017 and 2016 amounted to approximately $1,337,000 and $1,497,000, respectively.

Our Board of Directors also approved an annual performance bonus, with 5% of the pre-tax net income before depreciation and amortization from our restaurants in excess of $1,875,000 and our share of the pre-tax net income before depreciation and amortization from the restaurants owned by the limited partnerships paid to the Chief Operating Officer and 5% paid to the Chief Financial Officer. Bonuses for our fiscal years 2017 and 2016 amounted to approximately $838,000 and $897,000, respectively.

NOTE 11. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Management Agreements

Atlanta, Georgia

We own, but do not operate, an adult entertainment nightclub located in Atlanta, Georgia which operates under the name “Mardi Gras”. We have a management agreement with an unaffiliated third party to manage the club. Under our management agreement, the unaffiliated third party management firm is obligated to pay us an annual amount, paid monthly, equal to the greater of $150,000 or ten (10%) percent of gross sales from the club, offset by one-half (1/2) of any rental increases, provided our fees will never be less than $150,000 per year. For each of our fiscal years ended September 30, 2017 and October 1, 2016, we generated $150,000 of revenue from the operation of the club.

Deerfield Beach, Florida

Since January 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The management agreement was amortized on a straight line basis over the life of the initial term of the agreement, ten (10) years. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant. During the third quarter of our fiscal year 2011, the term of the management agreement was extended through January 9, 2036. For the fiscal years ended September 30, 2017 and October 1, 2016, we generated $425,000 and $442,000 of revenue respectively, from providing these management services.

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

NOTE 12. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

(Continued)

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

Interest Rate Swap Agreements

At September 30, 2017, we had three variable rate debt instruments outstanding that are impacted by changes in interest rates. In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”). In January, 2013, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”). In December, 2016, we closed on a secured revolving line of credit which entitles us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”).

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following three (3) interest rate swap agreements:

(i) One (1) interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at September 30, 2017, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(ii) The second interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at September 30, 2017, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

NOTE 12. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

(Continued)

Interest Rate Swap Agreements (Continued)

(iii) The third interest rate swap agreement entered into in December, 2016, which becomes effective December 28, 2017 relates to the Credit Line (the “Line of Credit Swap”). The Line of Credit Swap requires us to pay interest for a five (5) year period, commencing December 28, 2017 at a fixed rate of 4.61% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount.

NOTE 13.	COMMON STOCK

Treasury Stock

Purchase of Common Shares

During our fiscal years 2017 and 2016, we did not purchase any shares of our common stock. As of September 30, 2017, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors on May 17, 2007. Our current repurchase plan has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions, up to a purchase price of price of $15 per share.

NOTE 14.	BUSINESS SEGMENTS

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for our fiscal years ended 2017 and 2016, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

Operating Revenues:	2017	2016
Restaurants	$87,393,000	$85,446,000
Package stores	16,842,000	15,661,000
Other revenues	2,587,000	2,511,000
Total operating revenues	$106,822,000	$103,618,000

Income from Operations Reconciled to Income after Income Taxes and Net Income Attributable to Noncontrolling Interests:
Restaurants	$8,659,000	$9,468,000
Package stores	1,028,000	853,000
	9,687,000	10,321,000
Corporate expenses, net of other revenues	(3,429,000)	(3,520,000)
Income from Operations	6,258,000	6,801,000
Interest expense	(600,000)	(557,000)
Interest and Other Income	102,000	92,000
Income before provision for income taxes	$5,760,000	$6,336,000
Provision for Income Taxes	(1,370,000)	(1,367,000)
Net Income	4,390,000	4,969,000
Net Income Attributable to Noncontrolling Interests	(1,370,000)	(1,929,000)
Net Income Attributable to Flanigan’s Enterprises, Inc, stockholders	$3,020,000	$3,040,000

Identifiable Assets:
Restaurants	$28,089,000	$25,758,000 *
Package store	9,684,000	7,663,000 *
	37,773,000	33,421,000
Corporate	22,736,000	22,980,000 *
Consolidated Totals	$60,509,000	$56,401,000

Capital Expenditures
Restaurants	$4,592,000	$1,353,000
Package stores	2,119,000	328,000
	6,711,000	1,681,000
Corporate	509,000	1,743,000
Total Capital Expenditures	$7,220,000	$3,424,000

Depreciation and Amortization:
Restaurants	$2,115,000	$2,064,000
Package stores	216,000	205,000
	2,331,000	2,269,000
Corporate	336,000	416,000
Total Depreciation and Amortization	$2,667,000	$2,685,000

* The Company moved assets of approximately $2,936,000, consisting primarily of land, from corporate ($233,000) and restaurant ($2,703,000) to package store ($2,936,000) to correctly report assets related to each segment.

NOTE 15.	QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of our unaudited quarterly results of operations for the quarters in our fiscal years 2017 and 2016.

	Quarter Ended
	Dec. 31, 2016	April 1, 2017	July 1, 2017	Sept. 30, 2017

Revenues	$26,594,000	$27,433,000	$26,967,000	$25,828,000
Income from operations	1,473,000	2,095,000	1,586,000	1,104,000
Net income attributable to stockholders	664,000	1,047,000	842,000	467,000
Net income per share basic and diluted	0.36	0.56	0.45	0.26

Weighted average common stock outstanding – basic and diluted	1,858,647	1,858,647	1,858,647	1,858,647

	Quarter Ended
	Jan. 2, 2016	April 2, 2016	July 2, 2016	Oct. 1, 2016

Revenues	$25,278,000	$26,974,000	$26,383,000	$24,983,000
Income from operations	1,351,000	1,978,000	2,411,000	1,061,000
Net income attributable to stockholders	624,000	874,000	1,147,000	395,000
Net income per share – basic and diluted	0.34	0.47	0.62	0.21

Weighted average common stock outstanding – basic and diluted	1,858,647	1,858,647	1,858,647	1,858,647

Quarterly operating results are not necessarily representative of our operations for a full year for various reasons including the seasonal nature of both the restaurant and package store segments.

NOTE 16.	401(k) PLAN

Effective July 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and matching contributions. During our fiscal years 2017 and 2016, we made discretionary contributions of $47,000 and $43,000, respectively.

NOTE 17.	SUBSEQUENT EVENTS

Except as otherwise provided herein, subsequent events have been evaluated through the date these consolidated financial statements were issued and no other events required disclosure.