Form 10-Q
period 2017-12-30
FLANIGANS ENTERPRISES INC
filed 2018-02-13
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2017

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

Yes ☐   No ☒

On February 13, 2018, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	---------Thirteen Weeks Ended--------
	December 30, 2017	December 31, 2016

REVENUES:
Restaurant food sales	$17,272	$16,224
Restaurant bar sales	5,484	5,061
Package store sales	5,013	4,678
Franchise related revenues	380	378
Rental income	157	159
Owner’s fee	38	38
Other operating income	49	56
	28,393	26,594

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	7,983	7,462
Package goods	3,621	3,354
Payroll and related costs	8,546	8,145
Occupancy costs	1,486	1,350
Selling, general and administrative expenses	5,170	4,810
	26,806	25,121
Income from Operations	1,587	1,473

OTHER INCOME (EXPENSE):
Interest expense	(176)	(133)
Interest and other income	10	41
	(166)	(92)

Income before Provision for Income Taxes	1,421	1,381

Provision for Income Taxes	(465)	(280)

Net Income	956	1,101

Less: Net income attributable to noncontrolling interests	(335)	(437)

Net income attributable to stockholders	$621	$664

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Continued)

	---------Thirteen Weeks Ended--------
	December 30, 2017	December 31, 2016

Net Income Per Common Share:
Basic and Diluted	$0.33	$0.36

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 30, 2017 (UNAUDITED) AND SEPTEMBER 30, 2017

(in thousands)

ASSETS

	December 30, 2017	September 30, 2017

CURRENT ASSETS:

Cash and cash equivalents	$15,422	$9,885
Prepaid income taxes	43	67
Other receivables	544	496
Inventories	3,358	2,842
Prepaid expenses	2,295	1,350

Total Current Assets	21,662	14,640

Property and Equipment, Net	41,951	42,178
Construction in progress	1,047	527
	42,998	42,705

Investment in Limited Partnership	241	237

OTHER ASSETS:

Liquor licenses	630	630
Deferred tax assets	1,031	1,298
Leasehold interests, net	508	538
Other	474	461

Total Other Assets	2,643	2,927

Total Assets	$67,544	$60,509

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 30, 2017 (UNAUDITED) AND SEPTEMBER 30, 2017

(in thousands)

(Continued)

LIABILITIES AND EQUITY

	December 30, 2017	September 30, 2017

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$10,114	$8,066
Due to franchisees	1,968	1,781
Current portion of long term debt	2,788	1,076
Current portion of deferred rent	85	88

Total Current Liabilities	14,955	11,011

Long Term Debt, Net of Current Maturities	13,829	11,322

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	32,019	31,398
Treasury stock, at cost, 2,338,995 shares at December 30, 2017 and 2,338,995 shares at September 30, 2017	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	32,602	31,981
Noncontrolling interests	6,158	6,195
Total equity	38,760	38,176

Total liabilities and equity	$67,544	$60,509

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 30, 2017 AND December 31, 2016

(in thousands)

	December 30, 2017	December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$956	$1,101
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	656	631
Amortization of leasehold interests	30	31
Loss on abandonment of property and equipment	8	4
Amortization of deferred loan costs	10	7
Deferred income taxes	267	(129)
Deferred rent	(3)	(4)
(Income) loss from unconsolidated limited partnership	(9)	(22)
Changes in operating assets and liabilities: (increase) decrease in
Due from franchisees	—	(36)
Other receivables	(48)	7
Prepaid income taxes	24	180
Inventories	(516)	(229)
Prepaid expenses	374	388
Other assets	1	(6)
Increase (decrease) in:
Accounts payable and accrued expenses	1,786	1,043
Income taxes payable	—	66
Due to franchisees	187	(297)
Net cash and cash equivalents provided by operating activities	3,723	2,735

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(394)	(358)
Purchase of construction in progress	(520)	(373)
Deposits on property and equipment	(60)	(40)
Proceeds from sale of fixed assets	3	—
Distributions from unconsolidated limited partnership	5	5
Net cash and cash equivalents used in investing activities	(966)	(766)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 30, 2017 AND DECEMBER 31, 2016

(in thousands)

(Continued)

	December 30, 2017	December 31, 2016

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(348)	(326)
Deferred loan costs	—	(86)
Proceeds from long term debt	3,500	922
Distributions to limited partnerships’ noncontrolling interests	(372)	(534)

Net cash and cash equivalents provided by (used in) financing activities	2,780	(24)

Net Increase in Cash and Cash Equivalents	5,537	1,945

Beginning of Period	9,885	10,174

End of Period	$15,422	$12,119

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$176	$133
Income taxes	$174	$163

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,057	$1,199
Purchase deposits transferred to property and equipment	$46	$88

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2017

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the thirteen weeks ended December 30, 2017 and December 31, 2016 are unaudited. Financial information as of September 30, 2017 has been derived from the audited financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2017. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 3 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potentially dilutive common stock equivalents. As of December 30, 2017 and December 31, 2016, no stock options were outstanding.

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

On December 22, 2017 the Tax Cuts and Jobs Act (“The Act”) was signed into law, reducing the corporate income tax rate to 21%. Our accounting for the impact of The Act is complete. Consequently, we have recorded a decrease of approximately $268,000 to our net deferred tax asset with a corresponding adjustment to deferred income tax expense for the thirteen weeks ended December 30, 2017.

(5) DEBT:

(a) Revolving Credit Line/Term Loan

During the first quarter of our fiscal year 2017, we closed on a secured revolving line of credit from an unaffiliated third party lender which, subject to certain conditions, entitled us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”). From December 28, 2016 through December 28, 2017, we were obligated to pay interest only on the outstanding balance under the Credit Line, at a rate of LIBOR, Daily Floating Rate, plus 2.25%, per annum. During the second quarter of our fiscal year 2017, we entered into an interest rate swap agreement to hedge the interest rate risk when the unpaid principal balance under the

Index

Credit Line converted to a term loan on December 28, 2017 and our repayment obligations thereunder become amortizable over a five year period, payable in equal monthly installments of principal and interest at the rate of 4.65% per annum, with any outstanding principal balance and all accrued but unpaid interest due on December 28, 2022, (the “Term Loan”). We granted our lender a first priority security interest in substantially all of our personal property assets to secure our repayment obligations under this loan. During the second quarter of our fiscal year 2017, we borrowed $2.0 million on the Credit Line and during the first quarter of our fiscal year 2018, we borrowed the balance of the Line of Credit, ($3.5 million). As of December 21, 2017, we had no credit available under the Credit Line and on December 28, 2017 the entire principal balance under the Credit Line ($5,500,000) converted to the Term Loan.

(b) Financed Insurance Premiums

During the thirteen weeks ended December 30, 2017, we financed the premiums on the following three (3) property and general liability insurance policies, totaling approximately $1.33 million, which property and general liability insurance includes coverage for our franchises which are not included in our consolidated financial statements:

(i)       For the policy year beginning December 30, 2017, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers, including automobile and excess liability coverage. The one (1) year general liability insurance premiums, including automobile and excess liability coverage, total, in the aggregate $581,000, of which $466,000 is financed through an unaffiliated third party lender (the “Third Party Lender”). The finance agreement obligates us to repay the amounts financed together with interest at the rate of 3.15% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of $47,000. The finance agreement is secured by a first priority security interest in all insurance policies, all unearned premium, return premiums, dividend payments and loss payments thereof.

(ii) For the policy year beginning December 30, 2017, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers, including excess liability coverage. The one (1) year general liability insurance premiums, including excess liability coverage, total, in the aggregate $511,000, of which $409,000 is financed through the Third Party Lender. The finance agreement obligates us to repay the amounts financed, together with interest at the rate of 3.15% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of $41,000. The finance agreement is secured by a first priority security interest in all insurance policies, all unearned premium, return premiums, dividend payments and loss payments thereof.

(iii)       For the policy year beginning December 30, 2017, our property insurance is a one (1) year policy. The one (1) year property insurance premium is in the amount of $564,000, of which $453,000 is financed through the Third Party Lender. The finance agreement provides that we are obligated to repay the amounts financed, together with interest at the rate of 3.15% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of approximately $46,000. The finance agreement is secured by a first priority security interest in all insurance policies, all unearned premium, return premiums, dividend payments and loss payments thereof.

As of December 30, 2017, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $1,057,000.

Index

(6) COMMITMENTS AND CONTINGENCIES:

Construction Contracts

On June 14, 2017, we entered into an agreement with a third party unaffiliated general contractor to renovate our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) for a total contract price of $880,000. The renovations include, but are not limited to the construction of a new kitchen and the expansion of the restaurant into our former package liquor store location. During the first quarter of our fiscal year 2018, we agreed to change orders which had the effect of increasing the total contract price for the renovation to $1,080,000, of which, as of the end of our first quarter fiscal 2018, we have paid $345,000.

During the first quarter of our fiscal year 2018, we entered into two agreements with a third party unaffiliated general contractor for design and development services for a total contract price of $127,000 (the “$127,000 Contract”) and $174,000 (the “$174,000 Contract”). The $127,000 Contract provides for design and development services for the construction of a new building (the “New Building”) on a parcel of real property which we own which is adjacent to the real property where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operates. The $174,000 Contract provides for design and development services for the renovation of the existing building which currently houses the combination package liquor store and restaurant. If we complete the construction of the New Building and the renovation of the existing building, we currently plan to re-locate our package liquor store located at the property to the New Building and to operate the restaurant located at the property in the renovated and expanded existing building.

Subsequent to the end of the first quarter of our fiscal year 2018, we entered into an agreement with a third party unaffiliated general contractor to renovate and add an outdoor patio area to the front of our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20) for a total contract price of $912,000.

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

(7)   SUBSEQUENT EVENTS:

Subsequent events have been evaluated through the date these condensed consolidated financial statements were issued .

Extension of Lease for Existing Location

Pinecrest, Florida

Subsequent to the end of the first quarter of our fiscal year 2018, the lease with an unrelated third party for the restaurant owned by our limited partnership located at 11415 S. Dixie Highway, Pinecrest, Florida (Store #13) was extended through July 31, 2026, an additional period of approximately five (5) years beyond its current expiration date of May 31, 2021. The extended lease will be on the same terms and conditions, except the annual rent (base and estimated percentage rent) effective February 1, 2018 will increase by approximately 20%, with annual 3% increases on the base rent thereafter commencing February 1, 2021.

Index

(8) BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks ended December 30, 2017 and December 31, 2016, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

	(in thousands)
	Thirteen Weeks Ending December 30, 2017	Thirteen Weeks Ending December 31, 2016
Operating Revenues:
Restaurants	$22,756	$21,285
Package stores	5,013	4,678
Other revenues	624	631
Total operating revenues	$28,393	$26,594

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$1,957	$1,673
Package stores	282	361
	2,239	2,034
Corporate expenses, net of other revenues	(652)	(561)
Income from Operations	1,587	1,473
Interest expense	(176)	(133)
Interest and Other income	10	41
Income Before Provision for Income Taxes	$1,421	$1,381
Provision for Income Taxes	(465)	(280)
Net Income	956	1,101
Net Income Attributable to Noncontrolling Interests	(335)	(437)
Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders	$621	$664

Depreciation and Amortization:
Restaurants	$540	$504
Package stores	67	52
	607	556
Corporate	79	106
Total Depreciation and Amortization	$686	$662

Capital Expenditures:
Restaurants	$823	$293
Package stores	82	372
	905	665
Corporate	55	154
Total Capital Expenditures	$960	$819

Index

	December 30,	September 30,
	2017	2017
Identifiable Assets:
Restaurants	$29,518	$28,089
Package stores	10,308	9,684
	39,826	37,773
Corporate	27,718	22,736
Consolidated Totals	$67,544	$60,509

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipates, appears, expects, trends, intends, hopes, plans, believes, seeks, estimates, may, will,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to customer demand and competitive conditions. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Annual Report on our Form 10-K for the fiscal year ended September 30, 2017 and in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

OVERVIEW

At December 30, 2017, we (i) operated 26 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants, (one restaurant of which we operate), and three combination restaurants/package stores. The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of December 30, 2017 and as compared to December 31, 2016 and September 30, 2017. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

Index

Types of Units	December 30, 2017	September 30, 2017	December 31, 2016
Company Owned: Combination package and restaurant	3	3	4	(1)
Restaurant only	7	7	6	(1)
Package store only	6	6	5	(1)

Company Operated Restaurants Only:
Limited Partnerships	8	8	8
Franchise	1	1	1
Unrelated Third Party	1	1	1

Company Owned Club:	1	1	1

Total Company Owned/Operated Units	27	27	26
Franchised Units	5	5	5	(2)

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of December 30, 2017, limited partnerships owning six (6) restaurants, (Surfside, Florida, Kendall, Florida, West Miami, Florida, Pinecrest, Florida, Wellington, Florida and Miami, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

Index

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	December 30, 2017		December 31, 2016
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$17,272	62.20	$16,224	62.49
Restaurant bar sales	5,484	19.75	5,061	19.49
Package store sales	5,013	18.05	4,678	18.02

Total Sales	$27,769	100.00	$25,963	100.00

Franchise related revenues	380		378
Owner’s fee	38		38
Rental income	157		159
Other operating income	49		56

Total Revenue	$28,393		$26,594

Comparison of Thirteen Weeks Ended December 30, 2017 and December 31, 2016.

Revenues. Total revenue for the thirteen weeks ended December 30, 2017 increased $1,799,000 or 6.76% to $28,393,000 from $26,594,000 for the thirteen weeks ended December 31, 2016 due primarily to increased menu prices and to a lesser extent increased restaurant traffic. Effective September 3, 2017 we increased certain menu prices for our bar offerings to target an increase to our total bar revenues of approximately 4.9% annually and effective September 16, 2017 we increased certain menu prices for our food offerings to target an increase to our total food revenues of approximately 4.0% annually, (the “Price Increases”). Previously, in February 2016, we had increased prices targeting to increase revenue from (i) our bar offerings by 3.0%; and (ii) our food offerings by 3.7% annually.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $17,272,000 for the thirteen weeks ended December 30, 2017 as compared to $16,224,000 for the thirteen weeks ended December 31, 2016. The increase in restaurant revenue from the sale of food at restaurants during the thirteen weeks ended December 30, 2017 is primarily due to the Price Increases and to a lesser extent increased restaurant traffic. Comparable weekly restaurant food sales (for restaurants open for all of the first quarter of our fiscal year 2018 and the first quarter of our fiscal year 2017, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $1,329,000 and $1,248,000 for the thirteen weeks ended December 30, 2017 and December 31, 2016, respectively, an increase of 6.49%. Comparable weekly restaurant food sales for Company owned restaurants only was $700,000 and $651,000 for the first quarter of our fiscal year 2018 and the first quarter of our fiscal year 2017, respectively, an increase of 7.53%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $629,000 and $597,000 for the first quarter of our fiscal year 2018 and the first quarter of our fiscal year 2017, respectively, an increase of 5.36%.

Index

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $5,484,000 for the thirteen weeks ended December 30, 2017 as compared to $5,061,000 for the thirteen weeks ended December 31, 2016. The increase in restaurant revenue from the sale of alcoholic beverages at restaurants during the thirteen weeks ended December 30, 2017 is primarily due to the Price Increases and to a lesser extent increased restaurant traffic. Comparable weekly restaurant bar sales (for restaurants open for all of the first quarter of our fiscal year 2018 and the first quarter of our fiscal year 2017, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $422,000 for the thirteen weeks ended December 30, 2017 and $389,000 for the thirteen weeks ended December 30, 2017, an increase of 8.48%. Comparable weekly restaurant bar sales for Company owned restaurants only was $200,000 and $184,000 for the first quarter of our fiscal year 2018 and the first quarter of our fiscal year 2017, respectively, an increase of 8.79%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $222,000 and $205,000 for the first quarter of our fiscal year 2018 and the first quarter of our fiscal year 2017, respectively, an increase of 8.29%.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $5,013,000 for the thirteen weeks ended December 30, 2017 as compared to $4,678,000 for the thirteen weeks ended December 31, 2016, an increase of $335,000. This increase was primarily due to increased package liquor store traffic. The weekly average of same store package liquor store sales, which includes all nine (9) Company owned package liquor stores, was $386,000 for the thirteen weeks ended December 30, 2017 as compared to $360,000 for the thirteen weeks ended December 31, 2016, an increase of 7.22%. We expect package liquor store sales to remain stable throughout the balance of our fiscal year 2018.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended December 30, 2017 increased $1,685,000 or 6.71% to $26,806,000 from $25,121,000 for the thirteen weeks ended December 31, 2016. The increase was primarily due to an expected general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2018 for the same reasons. Operating costs and expenses decreased as a percentage of total sales to approximately 94.41% in the first quarter of our fiscal year 2018 from 94.46% in the first quarter of our fiscal year 2017.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended December 30, 2017 increased to $14,773,000 from $13,823,000 for the thirteen weeks ended December 31, 2016. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 64.92% for the thirteen weeks ended December 30, 2017 and 64.94% for the thirteen weeks ended December 31, 2016. Our gross profit margin for restaurant food and bar sales for the thirteen weeks ended December 30, 2017 was virtually equal to that for the thirteen weeks ended December 31, 2016 due to the Price Increases. We anticipate that our gross profit for restaurant food and bar sales will increase during our fiscal year 2018 due to Price Increases, offset partially by higher food costs.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended December 30, 2017 increased to $1,392,000 from $1,324,000 for the thirteen weeks ended December 31, 2016. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 27.77% for the thirteen weeks ended December 30, 2017 and 28.30% for the thirteen weeks ended December 31, 2016. We anticipate that the gross profit margin for package store merchandise will decrease during our fiscal year 2018 due to a reduction in pricing of certain package store merchandise to be more competitive.

Index

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended December 30, 2017 increased $401,000 or 4.92% to $8,546,000 from $8,145,000 for the thirteen weeks ended December 31, 2016. Higher payroll and related costs for the thirteen weeks ended December 30, 2017 were primarily due to higher restaurant sales, which require additional payroll and related costs for employees such as cooks, bartenders and servers. Payroll and related costs as a percentage of total sales was 30.10% in the first quarter of our fiscal year 2018 and 30.63% of total sales in the first quarter of our fiscal year 2017.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended December 30, 2017 increased $136,000 or 10.07% to $1,486,000 from $1,350,000 for the thirteen weeks ended December 31, 2016. We anticipate that our occupancy costs will remain stable throughout our fiscal year 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended December 30, 2017 increased $360,000 or 7.48% to $5,170,000 from $4,810,000 for the thirteen weeks ended December 31, 2016. Selling, general and administrative expenses increased as a percentage of total sales in the first quarter of our fiscal year 2018 to approximately 18.21% as compared to 18.09% in the first quarter of our fiscal year 2017. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2018 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization for the thirteen weeks ended December 30, 2017 increased $24,000 or 3.63% to $686,000 from $662,000 for the thirteen weeks ended December 31, 2016. As a percentage of total revenue, depreciation expense was 2.42% of revenue for the thirteen weeks ended December 30, 2017 and 2.49% of revenue in the thirteen weeks ended December 31, 2016.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended December 30, 2017 increased $43,000 to $176,000 from $133,000 for the thirteen weeks ended December 31, 2016. The increase in interest expense, net, for the thirteen weeks ended December 30, 2017 is due to the re-financing of the office and warehouse and the $2 million borrowed on our Credit Line during the second quarter of our fiscal year 2017. We anticipate that interest expense will increase throughout the balance of our fiscal year 2018 due primarily to our borrowing of the available balance on our Credit Line ($3.5 million for a total amount borrowed on the Credit Line of $5.5 million) during the first quarter of our fiscal year 2018.

Income Taxes. Income taxes for the thirteen weeks ended December 30, 2017 was $465,000 and $280,000 for the thirteen weeks ended December 31, 2016. Income taxes increased during the thirteen weeks ended December 30, 2017 due to a reduction of $268,000 to our deferred tax asset previously recorded due to the corporate tax rate reduction, which reduction is a part of the current tax expense.

Net Income. Net income for the thirteen weeks ended December 30, 2017 decreased $145,000 or 13.17% to $956,000 from $1,101,000 for the thirteen weeks ended December 31, 2016. Net income for the thirteen weeks ended December 30, 2017 decreased when compared to the thirteen weeks ended December 31, 2016 primarily due to a reduction of $268,000 to our deferred tax asset, higher food costs and overall expenses, offset partially by the Price Increases and higher traffic. As a percentage of sales, net income for the first quarter of our fiscal year 2018 is 3.37%, as compared to 4.14% in the first quarter of our fiscal year 2017.

Net Income Attributable to Stockholders. Net income for the thirteen weeks ended December 31, 2017 decreased $43,000 or 6.48% to $621,000 from $664,000 for the thirteen weeks ended December 30, 2016. Net income attributable to stockholders for the thirteen weeks ended December 30, 2016 decreased when compared to the thirteen weeks ended December 31, 2016 primarily due to a reduction of $268,000 to our deferred tax asset, higher food costs and overall expenses, offset partially by the Price Increases and higher traffic. As a percentage of sales, net income for the first quarter of our fiscal year 2018 is 2.19%, as compared to 2.50% in the first quarter of our fiscal year 2017.

Index

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During the thirteen weeks ended December 30, 2017, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

Menu Price Increases and Trends

Effective September 3, 2017 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 4.9% annually and effective September 16, 2017 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 4.0% annually to offset higher food costs and higher overall expenses. The last time we increased menu prices was in the second quarter of our fiscal year 2016. During the next twelve months, if demand for our restaurant and bar offerings remains substantially similar to the demand during our fiscal year 2017, of which there can be no assurance, we expect that restaurant and bar sales, as well as gross profit for food and bar operations should increase as a result of the Price Increases, offset partially by higher food costs. We anticipate that our package liquor store sales will remain stable and gross profit margin for package liquor store sales will decrease during our fiscal year 2018.

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

We are not actively searching for locations for the operation of new package liquor stores, but when our attempt to expand “The Whale’s Rib” restaurant concept in Miami, Florida was abandoned, we decided that the space we had targeted for the “The Whales Rib” would be ideal for the operation of a package liquor store and we are currently preparing the space to operate a package liquor store.

Liquidity and Capital Resources

We fund our operations through cash from operations. As of December 30, 2017, we had cash of approximately $15,422,000, an increase of $5,537,000 from our cash balance of $9,885,000 as of September 30, 2017. Our cash increased during the first quarter of our fiscal year 2018, because we borrowed $3.50 million from our Credit Line just prior to its conversion to the Term Loan on December 28, 2017. We believe that our current cash availability from our cash on hand, positive cash flow from operations and borrowed funds will be sufficient to fund our operations and planned capital expenditures for at least the next twelve months.

Index

Cash Flows

The following table is a summary of our cash flows for the first thirteen weeks of fiscal years 2018 and 2017.

	---------Thirteen Weeks Ended--------
	December 30, 2017	December 31, 2016
	(in Thousands)

Net cash provided by operating activities	$3,723	$2,735
Net cash used in investing activities	(966)	(766)
Net cash provided by (used in) financing activities	2,780	(24)

Net Increase in Cash and Cash Equivalents	5,537	1,945

Cash and Cash Equivalents, Beginning	9,885	10,174

Cash and Cash Equivalents, Ending	$15,422	$12,119

We did not declare or pay a cash dividend on our capital stock in the first quarter of our fiscal year 2018 or the first quarter of our fiscal year 2017. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash generated from operations and borrowings to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. We acquired property and equipment of $960,000, (including $46,000 of deposits recorded in other assets as of September 30, 2017), during the thirteen weeks ended December 30, 2017, including $102,000 for renovations to one (1) Company owned restaurant. We acquired property and equipment of $819,000, (including $88,000 of deposits recorded in other assets as of October 1, 2016), during the thirteen weeks ended December 31, 2016, including $65,000 for renovations to three Company owned restaurants and one Company owned package store.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2018 to be approximately $400,000, $102,000 of which has been spent through December 30, 2017.

Long Term Debt

As of December 30, 2017, we had long term debt of $16,617,000, as compared to $11,808,000 as of December 31, 2016, and $12,398,000 as of September 30, 2017. Our long term debt increased as of December 30, 2017 as compared to December 31, 2016 due to the $3,500,000 we borrowed on our Credit Line and increased as compared to September 30, 2017 due to the $3,500,000 we borrowed on our Credit Line and financed insurance premiums. As of December 30, 2017, we are in compliance with the covenants of all loans with our lender.

Index

Construction Contracts

On June 14, 2017, we entered into an agreement with a third party unaffiliated general contractor to renovate our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) for a total contract price of $880,000. The renovations include, but are not limited to the construction of a new kitchen and the expansion of the restaurant into our former package liquor store location. During the first quarter of our fiscal year 2018, we agreed to change orders which had the effect of increasing the total contract price for the renovation to $1,080,000, of which, as of the end of our first quarter fiscal 2018, we have paid $345,000.

During the first quarter of our fiscal year 2018, we entered into two agreements with a third party unaffiliated general contractor for design and development services for a total contract price of $127,000 (the “$127,000 Contract”) and $174,000 (the “$174,000 Contract”). The $127,000 Contract provides for design and development services for the construction of a new building (the “New Building”) on a parcel of real property which we own which is adjacent to the real property where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operates. The $174,000 Contract provides for design and development services for the renovation of the existing building which currently houses the combination package liquor store and restaurant. If we complete the construction of the New Building and the renovation of the existing building, we currently plan to re-locate our package liquor store located at the property to the New Building and to operate the restaurant located at the property in the renovated and expanded existing building.

Subsequent to the end of the first quarter of our fiscal year 2018, we entered into an agreement with a third party unaffiliated general contractor to renovate and add an outdoor patio area to the front of our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20) for a total contract price of $912,000.

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

Purchase of Limited Partnership Interest

During the thirteen weeks ended December 30, 2017, we purchased from one limited partner (who is not an officer, director or family member of officers or directors) a limited partnership interest of 0.21% in a limited partnership which owns a restaurant, for a purchase price of $1,600. During the thirteen weeks ended December 31, 2016, we did not purchase any limited partnership interests.

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended December 30, 2017, December 31, 2016 and our fiscal year ended September 30, 2017.

Item	Dec. 30, 2017	Dec. 31, 2016	Sept. 30, 2017
	(in Thousands)

Current Assets	$21,662	$17,784	$14,640
Current Liabilities	14,955	12,607	11,011
Working Capital	$6,707	$5,177	$3,629

Index

Our working capital increased during our fiscal quarter ended December 30, 2017 from our working capital for our fiscal quarter ended December 31, 2016 and our fiscal year ended September 30, 2017 primarily due to the $3,500,000 we borrowed against our Line of Credit prior to the Credit Line converting to the Term Loan. We plan to use certain of the borrowed funds to complete the renovation of our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20R) and to construct a new building on a parcel of real property which we own which is adjacent to the real property where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operates into which we plan to re-locate our package liquor store and to renovate and expand the restaurant into the former package liquor store space.

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that our cash on hand, positive cash flow from operations and funds borrowed on our term loan will adequately fund operations, debt reductions and planned capital expenditures throughout our fiscal year 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of December 30, 2017 held no equity securities.

Interest Rate Risk

As part of our ongoing operations, we are exposed to interest rate fluctuations on our borrowings. As more fully described in Note 9 “Fair Value Measurements of Financial Instruments” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for our fiscal year ended September 30, 2017, we use interest rate swap agreements to manage these risks. These instruments are not used for speculative purposes but are used to modify variable rate obligations into fixed rate obligations.

At December 30, 2017, we had three variable rate debt instruments outstanding that are impacted by changes in interest rates. In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”). In January, 2013, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”). In December, 2016, we closed on a secured revolving line of credit which entitled us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”), which on December 28, 2017 converted to a term loan (the “Term Loan”).

Index

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following three (3) interest rate swap agreements:

(i)        The first interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 million Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at December 30, 2017, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

(ii)        The second interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at December 30, 2017, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(iii)        The third interest rate swap agreement entered into in December, 2016 and became effective December 28, 2017, relates to the Term Loan (the “Term Loan Swap”). The Term Loan Swap requires us to pay interest for a five (5) year period at a fixed rate of 4.61% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at December 30, 2017, the interest rate swap agreement is an effective hedging agreement and the fair value was not material

At December 30, 2017, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

As of December 30, 2017, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934) . Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 30, 2017.

Index

Changes in Internal Control Over Financial Reporting

During the period covered by this report, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” on page 11 of this Report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended September 30, 2017 for a discussion of other legal proceedings resolved in prior years.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirteen weeks ended December 30, 2017 and December 31, 2016, we did not purchase any shares of our common stock. As of December 30, 2017, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

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

FLANIGAN'S ENTERPRISES, INC.

Date: February 13, 2018	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)