Form 10-Q
period 2018-03-31
FLANIGANS ENTERPRISES INC
filed 2018-05-15
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes☐  No ☒

On May 15, 2018, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

SIGNATURES

LIST XBRL DOCUMENTS

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017

REVENUES:
Restaurant food sales	$18,244	$17,281	$35,516	$33,505
Restaurant bar sales	5,641	5,302	11,125	10,363
Package store sales	4,866	4,191	9,879	8,869
Franchise related revenues	443	408	823	786
Rental income	158	152	315	311
Owner’s fee	37	37	75	75
Other operating income	67	62	116	118
	29,456	27,433	57,849	54,027

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	8,212	8,008	16,195	15,470
Package goods	3,508	2,993	7,129	6,347
Payroll and related costs	8,994	8,410	17,540	16,555
Occupancy costs	1,404	1,356	2,890	2,706
Selling, general and administrative expenses	4,826	4,571	9,996	9,381
	26,944	25,338	53,750	50,459
Income from Operations	2,512	2,095	4,099	3,568

OTHER INCOME (EXPENSE):
Interest expense	(196)	(152)	(372)	(285)
Interest and other income	17	33	27	74
	(179)	(119)	(345)	(211)

Income before Provision for Income Taxes	2,333	1,976	3,754	3,357

Provision for Income Taxes	(448)	(467)	(913)	(746)

Net Income	1,885	1,509	2,841	2,611

Less: Net income attributable to noncontrolling interests	(488)	(462)	(823)	(899)

Net Income attributable to stockholders	$1,397	$1,047	$2,018	$1,712

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Continued)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017

Net Income Per Common Share:
Basic and Diluted	$0.75	$0.56	$1.09	$0.92

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,858,647	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2018 (UNAUDITED) AND SEPTEMBER 30, 2017

(in thousands)

ASSETS

	March 31, 2018	September 30, 2017

CURRENT ASSETS:

Cash and cash equivalents	$15,497	$9,885
Prepaid income taxes	192	67
Other receivables	603	496
Inventories	3,058	2,842
Prepaid expenses	2,061	1,350

Total Current Assets	21,411	14,640

Property and Equipment, Net	41,830	42,178
Construction in Progress	1,375	527
	43,205	42,705

Investment in Limited Partnership	251	237

OTHER ASSETS:

Liquor licenses	630	630
Deferred tax asset	725	1,298
Leasehold purchases, net	478	538
Other	633	461

Total Other Assets	2,466	2,927

Total Assets	$67,333	$60,509

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2018 (UNAUDITED) AND SEPTEMBER 30, 2017

(in thousands)

(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2018	September 30, 2017

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$9,060	$8,066
Due to franchisees	2,495	1,781
Current portion of long term debt	2,581	1,076
Deferred rent	81	88

Total Current Liabilities	14,217	11,011

Long Term Debt, Net of Current Maturities	13,401	11,322

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	32,951	31,398
Treasury stock, at cost, 2,338,995 shares at March 31, 2018 and 2,338,995 shares at September 30, 2017	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	33,534	31,981
Noncontrolling interest	6,181	6,195
Total equity	39,715	38,176

Total liabilities and equity	$67,333	$60,509

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY SIX WEEKS ENDED MARCH 31, 2018 AND APRIL 1, 2017

(in thousands)

	March 31, 2018	April 1, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,841	$2,611
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,311	1,263
Amortization of leasehold interests	60	61
Loss on sale or abandonment of property and equipment	15	13
Amortization of deferred loan costs	20	18
Deferred income tax	573	77
Deferred rent	(7)	(7)
Income from unconsolidated limited partnership	(29)	(36)
Changes in operating assets and liabilities: (increase) decrease in
Due from franchisees	—	62
Other receivables	(107)	(270)
Prepaid income taxes	(125)	180
Inventories	(216)	(264)
Prepaid expenses	608	598
Other assets	2	40
Increase (decrease) in:
Accounts payable and accrued expenses	732	263
Income taxes payable	—	83
Due to franchisees	714	(139)
Net cash and cash equivalents provided by operating activities	6,392	4,553

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(927)	(3,151)
Purchase of construction in process	(848)	(1,175)
Deposits on property and equipment	(247)	(254)
Proceeds from sale of property and equipment	22	—
Distributions from unconsolidated limited Partnership	15	10
Net cash and cash equivalents used in investing activities	(1,985)	(4,570)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY SIX WEEKS ENDED MARCH 31, 2018 AND APRIL 1, 2017

(in thousands)

(Continued)

	March 31, 2018	April 1, 2017

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(993)	(908)
Deferred loan costs	—	(86)
Proceeds from long-term debt	3,500	2,922
Dividends paid	(465)	(372)
Purchase of noncontrolling limited partnership Interests	(2)	—
Distributions to limited partnerships’ noncontrolling interests	(835)	(1,092)

Net cash and cash equivalents provided by financing activities	1,205	464

Net Increase in Cash and Cash Equivalents	5,612	447

Beginning of Period	9,885	10,174

End of Period	$15,497	$10,621

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$372	$285
Income taxes	$174	$402

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,057	$1,199
Purchase deposits transferred to property and equipment	$73	$699

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the thirteen weeks ended March 31, 2018 and April 1, 2017 are unaudited. Financial information as of September 30, 2017 has been derived from the audited financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2017. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 2 shows the amounts used in computing earnings per share and the effects on income. As of March 31, 2018 and April 1, 2017, no stock options were outstanding.

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

(4) EXTENSION OF LEASE FOR EXISTING LOCATION:

Pinecrest, Florida

During the second quarter of our fiscal year 2018, the lease with an unrelated third party for the restaurant owned by our limited partnership located at 11415 S. Dixie Highway, Pinecrest, Florida (Store #13) was extended for five years through July 31, 2026. The extended lease will be on the same terms and conditions, except the annual rent (base and estimated percentage rent) effective February 1, 2018 will increase by approximately 20%, with annual 3% increases on the base rent thereafter commencing February 1, 2021.

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

Index

On December 22, 2017 the Tax Cuts and Jobs Act (“the Act”) was signed into law, reducing the corporate income tax rate to 21%.  Our accounting for the impact of the Act was completed during the thirteen weeks ended December 31, 2017 when we recorded a decrease of approximately $268,000 to our net deferred tax asset, with a corresponding adjustment to deferred income tax expense.

(6) DEBT:

(a) Revolving Credit Line/Term Loan

During the first quarter of our fiscal year 2017, we closed on a secured revolving line of credit from an unaffiliated third party lender which, subject to certain conditions, entitled us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”). From December 28, 2016 through December 28, 2017, we were obligated to pay interest only on the outstanding balance under the Credit Line, at a rate of LIBOR, Daily Floating Rate, plus 2.25%, per annum. During the second quarter of our fiscal year 2017, we entered into an interest rate swap agreement to hedge the interest rate risk when the unpaid principal balance under the Credit Line converted to a term loan on December 28, 2017 and our repayment obligations thereunder become amortizable over a five year period, payable in equal monthly installments of principal and interest at the rate of 4.65% per annum, with any outstanding principal balance and all accrued but unpaid interest due on December 28, 2022, (the “Term Loan”). We granted our lender a first priority security interest in substantially all of our personal property assets to secure our repayment obligations under the Term Loan. During the second quarter of our fiscal year 2017, we borrowed $2.0 million on the Credit Line and during the first quarter of our fiscal year 2018, we borrowed the balance available under the Credit Line, ($3.5 million). As of December 21, 2017, we had no credit available under the Credit Line and on December 28, 2017 the entire principal balance under the Credit Line ($5,500,000) converted to the Term Loan.

(b) Financed Insurance Premiums

During the twenty six weeks ended March 31, 2018, we financed the following three (3) property and general liability insurance policies, totaling approximately $1.33 million, which property and general liability insurance includes coverage for our franchises which are not included in our consolidated financial statements:

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

As of March 31, 2018, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $845,000.

(7) COMMITMENTS AND CONTINGENCIES:

Construction Contracts

On June 14, 2017, we entered into an agreement with a third party unaffiliated general contractor to renovate our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) for a total contract price of $880,000. The renovations include, but are not limited to the construction of a new kitchen and the expansion of the restaurant into our former package liquor store location. During the twenty six weeks of our fiscal year 2018, we agreed to change orders which had the effect of increasing the total contract price for the renovation to $1,080,000, of which, as of the end of the second quarter of our fiscal 2018, we have paid $562,000.

During the first quarter of our fiscal year 2018, we entered into two agreements with a third party unaffiliated general contractor for design and development services for a total contract price of $127,000 (the “$127,000 Contract”) and $174,000 (the “$174,000 Contract”). The $127,000 Contract provides for design and development services for the construction of a new building (the “New Building”) on a parcel of real property which we own which is adjacent to the real property where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operates. The $174,000 Contract provides for design and development services for the renovation of the existing building which currently houses the combination package liquor store and restaurant. If we complete the construction of the New Building and the renovation of the existing building, we currently plan to re-locate our package liquor store located at the property to the New Building and to operate the restaurant located at the property in the renovated and expanded existing building. As of the end of our second quarter fiscal 2018, we have paid $66,000 and $53,000 on the $127,000 Contract and the $174,000 Contract respectively.

During the second quarter of our fiscal year 2018, we entered into an agreement with a third party unaffiliated general contractor to renovate and add an outdoor patio area to the front of our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20) for a total contract price of $912,000. As of the end of our second quarter fiscal 2018, we have paid $54,000.

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

(9) BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks and twenty six weeks ended March 31, 2018 and April 1, 2017, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

	(in thousands)
	Thirteen Weeks Ending March 31, 2018	Thirteen Weeks Ending April 1, 2017
Operating Revenues:
Restaurants	$23,885	$22,583
Package stores	4,866	4,191
Other revenues	705	659
Total operating revenues	$29,456	$27,433

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$3,272	$2,830
Package stores	344	278
	3,616	3,108
Corporate expenses, net of other revenues	(1,104)	(1,013)
Income from operations	2,512	2,095
Interest expense	(196)	(152)
Interest and other income	17	33
Income Before Provision for Income Taxes	$2,333	$1,976
Provision for Income Taxes	(448)	(467)
Net Income	1,885	1,509
Net Income Attributable to Noncontrolling Interests	(488)	(462)
Net Income Attributable to Flanigan’s Enterprises, Inc.
Stockholders	$1,397	$1,047

Depreciation and Amortization:
Restaurants	$536	$507
Package stores	68	51
	604	558
Corporate	81	104
Total Depreciation and Amortization	$685	$662

Capital Expenditures:
Restaurants	$690	$1,381
Package stores	41	2,735
	731	4,116
Corporate	157	90
Total Capital Expenditures	$888	$4,206

Index

	Twenty Six Weeks Ending March 31, 2018	Twenty Six Weeks Ending April 1, 2017
Operating Revenues:
Restaurants	$46,641	$43,868
Package stores	9,879	8,869
Other revenues	1,329	1,290
Total operating revenues	$57,849	$54,027

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$5,229	$4,503
Package stores	626	639
	5,855	5,142
Corporate expenses, net of other revenues	(1,756)	(1,574)
Income from Operations	4,099	3,568
Interest expense	(372)	(285)
Interest and Other Income	27	74
Income Before Provision for Income Taxes	$3,754	$3,357
Provision for Income Taxes	(913)	(746)
Net Income	2,841	2,611
Net Income Attributable to Noncontrolling Interests	(823)	(899)
Net Income Attributable to Flanigan’s Enterprises, Inc.
Stockholders	$2,018	$1,712

Depreciation and Amortization:
Restaurants	1,076	1,011
Package stores	135	103
	1,211	1,114
Corporate	160	210
Total Depreciation and Amortization	$1,371	$1,324

Capital Expenditures:
Restaurants	$1,513	$1,674
Package stores	123	3,107
	1,636	4,781
Corporate	212	244
Total Capital Expenditures	$1,848	$5,025

Index

	March 31,	September 30,
	2018	2017
Identifiable Assets:
Restaurants	$29,643	$28,089
Package stores	9,972	9,684
	39,615	37,773
Corporate	27,718	22,736
Consolidated Totals	$67,333	$60,509

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipates, appears, expects, trends, intends, hopes, plans, believes, seeks, estimates, may, will,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to customer demand and competitive conditions. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Annual Report on our Form 10-K for the fiscal year ended September 30, 2017 and in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report. Unless the context otherwise requires, all references on the Quarterly Report on Form 10-Q to the “Company”, “Flanigan’s”, “we”, “our” and “us” refer to Flanigan’s Enterprises, Inc., a Florida corporation, including our wholly-owned subsidiaries.

OVERVIEW

At March 31, 2018, we (i) operated 26 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants, (one restaurant of which we operate), and three combination restaurants/package stores. The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of March 31, 2018 and as compared to April 1, 2017 and September 30, 2017. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

Types of Units	March 31, 2018	September 30, 2017	April 1, 2017
Company Owned: Combination package and restaurant	3	3	4	(1)
Restaurant only	7	7	6	(1)
Package store only	6	6	5	(1)

Company Operated Restaurants Only:
Limited Partnerships	8	8	8
Franchise	1	1	1
Unrelated Third Party	1	1	1

Company Owned Club:	1	1	1

Total Company Owned/Operated Units	27	27	26
Franchised Units	5	5	5	(2)

Index

Notes:

(1) During the third quarter of our fiscal year 2017, we re-located the package liquor store from our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida to our newly constructed, free-standing building located at 13185 Biscayne Boulevard, North Miami, Florida and accordingly, each of the restaurant and package store formerly listed as a “Combination package and restaurant”, is listed separately as “Restaurant only” and “Package Store ony” for September 1, 2017 and March 31, 2018..

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is managed and controlled by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method of accounting. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of March 31, 2018, limited partnerships owning six (6) restaurants, (Surfside, Florida, Kendall, Florida, West Miami, Florida, Pinecrest, Florida, Wellington, Florida and Miami, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. Subsequent to the end of the second quarter of our fiscal year 2018, the limited partnership owning the restaurant in Pembroke Pines, Florida returned all cash invested and in the future we will receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive for the limited partnerships a fee equal to 3% of gross sales for use of our service mark “Flanigan’s Seafood Bar and Grill”.

Index

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	March 31, 2018		April 1, 2017
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$18,244	63.46	$17,281	64.55
Restaurant bar sales	5,641	19.62	5,302	19.80
Package store sales	4,866	16.92	4,191	15.65

Total Sales	$28,751	100.00	$26,774	100.00

Franchise related revenues	443		408
Rental income	158		152
Owner’s fee	37		37
Other operating income	67		62

Total Revenue	$29,456		$27,433

	-----------------------Twenty Six Weeks Ended-----------------------
	March 31, 2018		April 1, 2017
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$35,516	62.84	$33,505	63.53
Restaurant bar sales	11,125	19.68	10,363	19.65
Package store sales	9,879	17.48	8,869	16.82

Total Sales	$56,520	100.00	$52,737	100.00

Franchise related revenues	823		786
Rental income	315		311
Owner’s fee	75		75
Other operating income	116		118

Total Revenue	$57,849		$54,027

Comparison of Thirteen Weeks Ended March 31, 2018 and April 1, 2017.

Revenues. Total revenue for the thirteen weeks ended March 31, 2018 increased $2,023,000 or 7.37% to $29,456,000 from $27,433,000 for the thirteen weeks ended April 1, 2017 due primarily to increased menu prices and to a lesser extent increased restaurant traffic. Effective September 3, 2017 we increased certain menu prices for our bar offerings to target an increase to our total bar revenues of approximately 4.9% annually and effective September 16, 2017 we increased certain menu prices for our food offerings to target an increase to our total food revenues of approximately 4.0% annually, (the “Price Increases”). Previously, in February 2016, we had increased prices targeting to increase revenue from (i) our bar offerings by 3.0%; and (ii) our food offerings by 3.7% annually.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants (food sales) totaled $18,244,000 for the thirteen weeks ended March 31, 2018 as compared to $17,281,000 for the thirteen weeks ended April 1, 2017. The increase in restaurant revenue from the sale of food at restaurants for the thirteen weeks ended March 31, 2018 as compared to the thirteen weeks ended April 1, 2017 is primarily due to the Price Increases and to a lesser extent increased restaurant traffic. Comparable weekly food sales (for restaurants open for all of the second quarter of our fiscal year 2018 and the second quarter of our fiscal year 2017, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $1,403,000 and $1,329,000 for the thirteen weeks ended March 31, 2018 and April 1, 2017, respectively, an increase of 5.57%. Comparable weekly food sales for Company owned restaurants was $753,000 and $713,000 for the second quarter of our fiscal year 2018 and the second quarter of our fiscal year 2017, respectively, an increase of 5.61%. Comparable weekly food sales for affiliated limited partnership owned restaurants was $650,000 and $616,000 for the second quarter of our fiscal year 2018 and the second quarter of our fiscal year 2017, respectively, an increase of 5.52%.

Index

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $5,641,000 for the thirteen weeks ended March 31, 2018 as compared to $5,302,000 for the thirteen weeks ended April 1, 2017. The increase in restaurant revenue from bar sales at restaurants during the thirteen weeks ended March 31, 2018 is primarily due to the Price Increases and to a lesser extent increased restaurant traffic. During the thirteen weeks ended April 1, 2017, we introduced new promotions to increase the sale of alcoholic beverages, including but not limited to the significant discounting of the price of draft beer manufactured for the Company by a local brewery and sold under the trade mark “Joe’s Pale Ale”, which reduced restaurant revenue from bar sales at restaurants during the thirteen weeks ended April 1, 2017. Comparable weekly bar sales (for restaurants open for all of the second quarter of our fiscal years 2018 and 2017, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $434,000 for the thirteen weeks ended March 31, 2018 and $408,000 for the thirteen weeks ended April 1, 2017, an increase of 6.37%. Comparable weekly bar sales for Company owned restaurants was $209,000 and $199,000 for the second quarter of our fiscal year 2018 and the second quarter of our fiscal year 2017, respectively, an increase of 5.03%. Comparable weekly bar sales for affiliated limited partnership owned restaurants was $225,000 and $209,000 for the second quarter of our fiscal year 2018 and the second quarter of our fiscal year 2017, respectively, an increase of 7.66%.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores (package store sales) totaled $4,866,000 for the thirteen weeks ended March 31, 2018 as compared to $4,191,000 for the thirteen weeks ended April 1, 2017, an increase of $675,000. This increase was primarily due to increased package liquor store traffic. The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the second quarter of our fiscal years 2018 and 2017), was $374,000 for the thirteen weeks ended March 31, 2018 as compared to $322,000 for the thirteen weeks ended April 1, 2017, an increase of 16.15%. We expect package liquor store sales to continue to increase throughout the balance of our fiscal year 2018.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended March 31, 2018 increased $1,606,000 or 6.34% to $26,944,000 from $25,338,000 for the thirteen weeks ended April 1, 2017. The increase was primarily due to an expected general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2018 for the same reasons. Operating costs and expenses decreased as a percentage of total revenue to approximately 91.47% in the second quarter of our fiscal year 2018 from 92.36% in the second quarter of our fiscal year 2017.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food sales and bar sales for the thirteen weeks ended March 31, 2018 increased to $15,673,000 from $14,575,000 for the thirteen weeks ended April 1, 2017. Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of restaurant food sales and bar sales), was 65.62% for the thirteen weeks ended March 31, 2018 and 64.54% for the thirteen weeks ended April 1, 2017. Our gross profit margin for restaurant food and bar sales for the thirteen weeks ended March 31, 2018 as compared to the thirteen weeks ended April 1, 2017 increased due to the Price Increases. We anticipate that our gross profit margin for restaurant food and bar sales will increase throughout the balance of our fiscal year 2018 due to the Price Increases, partially offset by higher food costs.

Index

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended March 31, 2018 increased to $1,358,000 from $1,198,000 for the thirteen weeks ended April 1, 2017. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package liquor store sales was 27.91% for the thirteen weeks ended March 31, 2018 and 28.59% for the thirteen weeks ended April 1, 2017. We anticipate that the gross profit margin for package store merchandise will decrease during our fiscal year 2018 due to a reduction in pricing of certain package store merchandise to be more competitive.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended March 31, 2018 increased $584,000 or 6.94% to $8,994,000 from $8,410,000 for the thirteen weeks ended April 1, 2017. Higher payroll and related costs for the thirteen weeks ended March 31, 2018 were primarily due to higher restaurant sales, which require additional payroll and related costs for employees such as cooks, bartenders and servers and higher pay rates. Payroll and related costs as a percentage of total revenue was 30.53% in the second quarter of our fiscal year 2018 and 30.66% of total revenue in the second quarter of our fiscal year 2017.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended March 31, 2018 increased $48,000 or 3.54% to $1,404,000 from $1,356,000 for the thirteen weeks ended April 1, 2017. We anticipate that our occupancy costs will remain stable throughout the balance of our fiscal year 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended March 31, 2018 increased $255,000 or 5.58% to $4,826,000 from $4,571,000 for the thirteen weeks ended April 1, 2017. Selling, general and administrative expenses decreased as a percentage of total revenue in the second quarter of our fiscal year 2018 to approximately 16.38% as compared to 16.67% in the second quarter of our fiscal year 2017. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2018 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense for the thirteen weeks ended March 31, 2018 increased $23,000 or 3.47% to $685,000 from $662,000 from the thirteen weeks ended April 1, 2017. As a percentage of total revenue, depreciation and amortization expense was 2.33% of revenue in the thirteen weeks ended March 31, 2018 and 2.41% of revenue in the thirteen weeks ended April 1, 2017.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended March 31, 2018 increased $44,000 to $196,000 from $152,000 for the thirteen weeks ended April 1, 2017. The increase in interest expense, net, for the thirteen weeks ended March 31, 2018 is due to the $2 million borrowed on our Credit Line during the second quarter of our fiscal year 2017 and the borrowing of the balance on our Credit Line ($3.5 million for a total amount borrowed on the Credit Line of $5.5 million) during the first quarter of our fiscal year 2018.

Income Taxes. Income taxes for the thirteen weeks ended March 31, 2018 was $448,000 and $467,000 for the thirteen weeks ended April 1, 2017.

Net Income Net income for the thirteen weeks ended March 31, 2018 increased $376,000 or 24.92% to $1,885,000 from $1,509,000 for the thirteen weeks ended April 1, 2017. Net income for the thirteen weeks ended March 31, 2018 increased when compared to the thirteen weeks ended April 1, 2017 primarily due to the Price Increases and to a lesser extent increased restaurant traffic, offset partially by higher food costs and overall expenses.. As a percentage of revenue, net income for the thirteen weeks ended March 31, 2018 is 6.40%, as compared to 5.50% for the thirteen weeks ended April 1, 2017.

Index

Net Income Attributable to Stockholders. Net income attributed to stockholders for the thirteen weeks ended March 31, 2018 increased $350,000 or 33.43% to $1,397,000 from $1,047,000 for the thirteen weeks ended April 1, 2017. Net income for the thirteen weeks ended March 31, 2018 increased when compared to the thirteen weeks ended April 1, 2017 primarily due to the Price Increases and to a lesser extent increased restaurant traffic, offset partially by higher food costs and overall expenses. As a percentage of revenue, net income attributed to stockholders for the thirteen weeks ended March 31, 2018 is 4.74%, as compared to 3.82% for the thirteen weeks ended April 1, 2017.

Comparison of Twenty Six Weeks Ended March 31, 2018 and April 1, 2017.

Revenues. Total revenue for the twenty six weeks ended March 31, 2018 increased $3,822,000 or 7.07% to $57,849,000 from $54,027,000 for the twenty six weeks ended April 1, 2017 due primarily to the Price Increases and to increased restaurant traffic.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants (food sales) totaled $35,516,000 for the twenty six weeks ended March 31, 2018 as compared to $33,505,000 for the twenty six weeks ended April 1, 2017. The increase in restaurant revenue from the sale of food from restaurants for the twenty six weeks ended March 31, 2018 as compared to the twenty six weeks ended April 1, 2017 is primarily due to Price Increases and to a lesser extent increased restaurant traffic. Comparable weekly food sales (for restaurants open for all of the first and second quarters of our fiscal years 2018 and 2017, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $1,366,000 and $1,289,000 for the twenty six weeks ended March 31, 2018 and April 1, 2017, respectively, an increase of 5.97%. Comparable weekly food sales for Company owned restaurants was $727,000 and $682,000 for the twenty six weeks ended March 31, 2018 and April 1, 2017, respectively, an increase of 6.60%. Comparable weekly food sales for affiliated limited partnership owned restaurants was $639,000 and $607,000 for the twenty six weeks ended March 31, 2018 and April 1, 2017, respectively, an increase of 5.27%.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $11,125,000 for the twenty six weeks ended March 31, 2018 as compared to $10,363,000 for the twenty six weeks ended April 1, 2017. The increase in restaurant revenue from bar sales from restaurants for the twenty six weeks ended March 31, 2018 as compared to the twenty six weeks ended April 1, 2017 is primarily due to the Price Increases and to a lesser extent increased traffic. During the twenty six weeks ended April 1, 2017, we introduced new promotions to increase the sale of alcoholic beverages, including but not limited to the significant discounting of the price of draft beer manufactured for the Company by a local brewery and sold under the trade mark “Joe’s Pale Ale”, which reduced restaurant revenue from bar sales at restaurants during the twenty six weeks ended April 1, 2017. Comparable weekly bar sales (for restaurants open for all of the first and second quarters of our fiscal years 2018 and 2017, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $428,000 for the twenty six weeks ended March 31, 2018 and $399,000 for the twenty six weeks ended April 1, 2017, an increase of 7.27%. Comparable weekly bar sales for Company owned restaurants was $205,000 and $192,000 for the twenty six weeks ended March 31, 2018 and April 1, 2017, respectively, an increase of 6.77%. Comparable weekly bar sales for affiliated limited partnership owned restaurants was $223,000 and $207,000 for the twenty six weeks ended March 31, 2018 and April 1, 2017, respectively, an increase of 7.73%.

Index

Package Store Sales. Revenue generated from sales of liquor and related items at package stores (package store sales) totaled $9,879,000 for the twenty six weeks ended March 31, 2018 as compared to $8,869,000 for the twenty six weeks ended April 1, 2017, an increase of $1,010,000. This increase was primarily due to increased package liquor store traffic. The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the first and second quarters of our fiscal years 2018 and 2017) was $380,000 and $341,000 for the twenty six weeks ended March 31, 2018 and April 1, 2017, respectively, an increase of 11.44%. We expect package liquor store sales to continue to increase throughout the balance of our fiscal year 2018.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the twenty six weeks ended March 31, 2018 increased $3,291,000 or 6.52% to $53,750,000 from $50,459,000 for the twenty six weeks ended April 1, 2017. The increase was primarily due to a general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2018 for the same reasons. Operating costs and expenses decreased as a percentage of total revenue to approximately 92.91% for the twenty six weeks ended March 31, 2018 from 93.40% for the twenty six weeks ended April 1, 2017.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the twenty six weeks ended March 31, 2018 increased to $30,446,000 from $28,398,000 for the twenty six weeks ended April 1, 2017. Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of food sales and bar sales), was 65.28% for the twenty six weeks ended March 31, 2018 and 64.74% for the twenty six weeks ended April 1, 2017. Our gross profit margin for restaurant food and bar sales for the twenty six weeks ended March 31, 2018 as compared to the twenty six weeks ended April 1, 2017 increased due to the Price Increases. We anticipate that our gross profit margin for restaurant food and bar sales will increase throughout the balance of our fiscal year 2018 due to the Price Increases, partially offset by higher food costs.

Package Store Sales. Gross profit for package store sales for the twenty six weeks ended March 31, 2018 increased to $2,750,000 from $2,522,000 for the twenty six weeks ended April 1, 2017. Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), was 27.84% for the twenty six weeks ended March 31, 2018 compared to 28.44% for the twenty six weeks ended April 1, 2017. We anticipate that the gross profit margin for package store merchandise will decrease during our fiscal year 2018 due to a reduction in pricing of certain package store merchandise to be more competitive.

Payroll and Related Costs. Payroll and related costs for the twenty six weeks ended March 31, 2018, increased $985,000 or 5.95% to $17,540,000 from $16,555,000 for the twenty six weeks ended April 1, 2017. Higher payroll and related costs for the twenty six weeks ended March 31, 2018 were primarily due to higher restaurant sales, which require additional payroll and related costs for employees such as cooks, bartenders and servers and higher pay rates. Payroll and related costs as a percentage of total revenue was 30.32% for the twenty six weeks ended March 31, 2018 and 30.64% of total revenue for the twenty six weeks ended April 1, 2017.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the twenty six weeks ended March 31, 2018 increased $184,000 or 6.80% to $2,890,000 from $2,706,000 for the twenty six weeks ended April 1, 2017. We anticipate that our occupancy costs will remain stable throughout our fiscal year 2018.

Index

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the twenty six weeks ended March 31, 2018 increased $615,000 or 6.56% to $9,996,000 from $9,381,000 for the twenty six weeks ended April 1, 2017. Selling, general and administrative expenses decreased as a percentage of total revenue for the twenty six weeks ended March 31, 2018 to 17.28% as compared to 17.36% for the twenty six weeks ended April 1, 2017. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2018 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense for the twenty six weeks ended March 31, 2018 increased $47,000 or 3.55% to $1,371,000 from $1,324,000 from the twenty six weeks ended April 1, 2017. As a percentage of total revenue, depreciation and amortization expense was 2.37% of revenue in the twenty six weeks ended March 31, 2018 and 2.45% of revenue in the twenty six weeks ended April 1, 2017.

Interest Expense, Net. Interest expense, net, for the twenty six weeks ended March 31, 2018 increased $87,000 to $372,000 from $285,000 for the twenty six weeks ended April 1, 2017. The increase in interest expense, net, for the twenty six weeks ended March 31, 2018 is due to the re-financing of the office and warehouse and the $2 million borrowed on our Credit Line during the second quarter of our fiscal year 2017 and our borrowing of the available balance on our Credit Line ($3.5 million for a total amount borrowed on the Credit Line of $5.5 million) during the first quarter of our fiscal year 2018.

Income Taxes. Income taxes for the twenty six weeks ended March 31, 2018 was $913,000 and $746,000 for the twenty six weeks ended April 1, 2017. Income taxes increased during the twenty six weeks ended March 31, 2018 due to a reduction of $268,000 to our deferred tax asset due to the corporate tax rate reduction, which reduction was a part of our current tax expense during the thirteen weeks ended December 31, 2017.

Net Income. Net income for the twenty six weeks ended March 31, 2018 increased $230,000 or 8.81% to $2,841,000 from $2,611,000 for the twenty six weeks ended April 1, 2017. Net income for the twenty six weeks ended March 31, 2018 increased when compared to the twenty six weeks ended April 1, 2017 primarily due to the Price Increases and to a lesser extent increased restaurant traffic, offset partially due to a reduction of $268,000 to our deferred tax asset, higher food costs and overall expenses. As a percentage of revenue, net income for the twenty six weeks ended March 31, 2018 is 4.91%, as compared to 4.83% for the twenty six weeks ended April 1, 2017.

Net Income Attributable to Stockholders. Net income attributable to stockholders for the twenty six weeks ended March 31, 2018 increased $306,000 or 17.87% to $2,018,000 from $1,712,000 for the twenty six weeks ended April 1, 2017. Net income attributable to stockholders for the twenty six weeks ended March 31, 2018 increased when compared to the twenty six weeks ended April 1, 2017 primarily due to the Price Increases and to a lesser extent increased restaurant traffic, offset partially due to a reduction of $268,000 to our deferred tax asset, higher food costs and overall expenses. As a percentage of revenue, net income attributable to stockholders for the twenty six weeks ended March 31, 2018 is 3.49%, as compared to 3.17% for the twenty six weeks ended April 1, 2017.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During the thirteen weeks ended March 31, 2018, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

Index

Menu Price Increases and Trends

Effective September 3, 2017 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 4.9% annually and effective September 16, 2017 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 4.0% annually to offset higher food costs and higher overall expenses. The last time we increased menu prices was in the second quarter of our fiscal year 2016. During the next twelve months, if demand for our restaurant and bar offerings remains substantially similar to the demand during our fiscal year 2017, of which there can be no assurance, we expect that restaurant and bar sales, as well as gross profit for food and bar operations should increase as a result of the Price Increases, offset partially by higher food costs. We anticipate that our package liquor store sales will continue to increase while gross profit margin for package liquor store sales will decrease.

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

We are not actively searching for locations for the operation of new package liquor stores, but when our attempt to expand “The Whale’s Rib” restaurant concept in Miami, Florida was abandoned, we decided that the space we had targeted for the “The Whales Rib” would be ideal for the operation of a package liquor store and we are currently in the process of seeking approval to operate a package liquor store.

Liquidity and Capital Resources

We fund our operations through cash from operations. As of March 31, 2018, we had cash of approximately $15,497,000, an increase of $5,612,000 from our cash balance of $9,885,000 as of September 30, 2017. Our cash increased during the first quarter of our fiscal year 2018, because we borrowed $3.50 million from our Credit Line just prior to its conversion to the Term Loan on December 28, 2017. During the second quarter of our fiscal year 2018, we also paid on March 30, 2018 a dividend of $.25 per share. We believe that our current cash availability from our cash on hand, positive cash flow from operations and borrowed funds will be sufficient to fund our operations and planned capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the twenty six weeks ended March 31, 2018 and April 1, 2017.

Index

	---------Twenty Six Weeks Ended--------
	March 31, 2018	April 1, 2017
	(in Thousands)

Net cash provided by operating activities	$6,392	$4,553
Net cash used in investing activities	(1,985)	(4,570)
Net cash provided by financing activities	1,205	464

Net Increase in Cash and Cash Equivalents	5,612	447

Cash and Cash Equivalents, Beginning	9,885	10,174

Cash and Cash Equivalents, Ending	$15,497	$10,621

During the twenty six weeks ended March 31, 2018, our Board of Directors declared and paid a cash dividend of 25 cents per share to shareholders of record on March 16, 2018. During the twenty six weeks ended April 1, 2017, our Board of Directors declared and paid a cash dividend of 20 cents per share to shareholders of record on March 17, 2017. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. We acquired property, plant and equipment and construction in progress of $1,848,000, (of which $73,000 was of deposits recorded in other assets as of September 30, 2017), during the twenty six weeks ended March 31, 2018, which amount included $729,000 for the renovation of an existing restaurant, and $196,000 for renovations to two (2) Company owned restaurants. During the twenty six weeks ended April 1, 2017, we acquired property, plant and equipment of $5,025,000, (of which $699,000 was of deposits recorded in other assets as of October 1, 2016), during the twenty six weeks ended April 1, 2017, which amount included $2.475 million for the purchase of real property, $969,000 for construction and redevelopment of a new package store on the same, $478,000 for the construction of a catering kitchen and $125,000 for renovations to three Company owned restaurants and one Company owned package store.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2018 to be approximately $400,000, of which $196,000 has been spent through March 31, 2018.

Long Term Debt

As of March 31, 2018, we had long term debt of $15,982,000, as compared to $12,398,000 as of September 30, 2017. Our long term debt increased as of March 31, 2018 as compared to September 30, 2017 due to the $3,500,000 we borrowed on our Credit Line and $1,057,000 for financed insurance premiums less any payments made on an account thereof. As of March 31, 2018, we are in compliance with the covenants of all loans with our lender.

Index

As of March 31, 2018, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $845,000.

Construction Contracts

On June 14, 2017, we entered into an agreement with a third party unaffiliated general contractor to renovate our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) for a total contract price of $880,000. The renovations include, but are not limited to the construction of a new kitchen and the expansion of the restaurant into our former package liquor store location. During the twenty six weeks of our fiscal year 2018, we agreed to change orders which had the effect of increasing the total contract price for the renovation to $1,087,000, of which, as of the end of our second quarter fiscal 2018, we have paid $504,000.

During the first quarter of our fiscal year 2018, we entered into two agreements with a third party unaffiliated general contractor for design and development services for a total contract price of $127,000 (the “$127,000 Contract”) and $174,000 (the “$174,000 Contract”). The $127,000 Contract provides for design and development services for the construction of a new building (the “New Building”) on a parcel of real property which we own which is adjacent to the real property where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operates. The $174,000 Contract provides for design and development services for the renovation of the existing building which currently houses the combination package liquor store and restaurant. If we complete the construction of the New Building and the renovation of the existing building, we currently plan to re-locate our package liquor store located at the property to the New Building and to operate the restaurant located at the property in the renovated and expanded existing building. As of the end of our second quarter fiscal 2018, we have paid $66,000 and $53,000 on the $127,000 Contract and $174,000 Contract respectively.

During the second quarter of our fiscal year 2018, we entered into an agreement with a third party unaffiliated general contractor to renovate and add an outdoor patio area to the front of our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20) for a total contract price of $912,000. As of the end of our second quarter fiscal 2018, we have paid $54,000.

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

Purchase of Limited Partnership Interest

During the twenty six weeks ended March 31, 2018, we purchased from one limited partner (who is not an officer, director or family member of officers or directors) a limited partnership interest of 0.21% in a limited partnership which owns a restaurant, for a purchase price of $1,600. During the twenty six weeks ended April 1, 2017, we did not purchase any limited partnership interests.

Index

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended March 31, 2018, April 1, 2017 and our fiscal year ended September 30, 2017.

Item	March 31, 2018	April 1, 2017	Sept. 30, 2017
	(in Thousands)

Current Assets	$21,411	$16,049	$14,640
Current Liabilities	14,217	11,643	11,011
Working Capital	$7,194	$4,406	$3,629

Our working capital as of March 31, 2018 increased by 63.28% from our working capital as of April 1, 2017 and increased by 98.24% from our working capital as of September 30, 2017 primarily due to the $3,500,000 we borrowed against our Line of Credit prior to the Credit Line converting to the Term Loan. We plan to use certain of the borrowed funds to complete the renovation of our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20R) and to construct a new building on a parcel of real property which we own which is adjacent to the real property where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operates into which we plan to re-locate our package liquor store and to renovate and expand the restaurant into the former package liquor store space. During the second quarter of our fiscal year 2017, we used $2,475,000, ($2,000,000 of which was borrowed from our Credit Line), to fund the purchase price on our acquisition of the vacant real property which is contiguous to the real property we own where our new package liquor store located at 13185 Biscayne Boulevard, North Miami, Florida, (Store #20P) and our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20R) operate.

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that our cash on hand, positive cash flow from operations and funds available from our term loan will adequately fund operations, debt reductions and planned capital expenditures throughout our fiscal year 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of March 31, 2018 held no equity securities.

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

Index

At March 31, 2018, we had three variable rate debt instruments outstanding that are impacted by changes in interest rates. In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”). In January, 2013, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”). In December, 2016, we closed on a secured revolving line of credit which entitled us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”), which on December 28, 2017 converted to a term loan (the “Term Loan”).

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following three (3) interest rate swap agreements:

(i)        The first interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 million Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at March 31, 2018, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

(ii)        The second interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at March 31, 2018, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(iii)       The third interest rate swap agreement entered into in December, 2016 and became effective December 28, 2017, relates to the Term Loan (the “Term Loan Swap”). The Term Loan Swap requires us to pay interest for a five (5) year period at a fixed rate of 4.61% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at March 31, 2018, the interest rate swap agreement is an effective hedging agreement and the fair value was not material

At March 31, 2018, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

Index

As of March 31, 2018, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934) . Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the twenty six weeks ended March 31, 2018 and April 1, 2017, we did not purchase any shares of our common stock. As of March 31, 2018, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

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

FLANIGAN'S ENTERPRISES, INC.

Date: May 15, 2018	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)