Form 10-Q
period 2018-06-30
FLANIGANS ENTERPRISES INC
filed 2018-08-14
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes☐ No☒

On August 14, 2018, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

SIGNATURES

LIST XBRL DOCUMENTS

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

REVENUES:
Restaurant food sales	$17,852	$17,169	$53,368	$50,674
Restaurant bar sales	5,470	5,049	16,595	15,412
Package store sales	4,435	4,067	14,314	12,936
Franchise related revenues	420	422	1,243	1,208
Rental income	156	151	471	462
Owner’s fee	38	38	113	113
Other operating income	65	71	181	189
	28,436	26,967	86,285	80,994

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	8,056	8,157	24,251	23,627
Package goods	3,168	2,917	10,297	9,264
Payroll and related costs	8,817	8,293	26,357	24,848
Occupancy costs	1,408	1,365	4,298	4,071
Selling, general and administrative expenses	4,893	4,649	14,889	14,030
	26,342	25,381	80,092	75,840
Income from Operations	2,094	1,586	6,193	5,154

OTHER INCOME (EXPENSE):
Interest expense	(193)	(158)	(565)	(443)
Interest and other income	17	15	44	89
	(176)	(143)	(521)	(354)

Income before Provision for Income Taxes	1,918	1,443	5,672	4,800

Provision for Income Taxes	(303)	(343)	(1,216)	(1,089)

Net Income	1,615	1,100	4,456	3,711

Less: Net income attributable to noncontrolling interests	(572)	(258)	(1,395)	(1,157)

Net income attributable to stockholders	$1,043	$842	$3,061	$2,554

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Continued)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Net Income Per Common Share:
Basic and Diluted	$0.56	$0.45	$1.65	$1.37

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,858,647	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2018 (UNAUDITED) AND SEPTEMBER 30, 2017

(in thousands)

ASSETS

	June 30, 2018	September 30, 2017

CURRENT ASSETS:

Cash and cash equivalents	$13,900	$9,885
Prepaid income taxes	319	67
Other receivables	587	496
Inventories	3,144	2,842
Prepaid expenses	1,803	1,350

Total Current Assets	19,753	14,640

Property and Equipment, Net	41,877	42,178
Construction in progress	1,966	527
	43,843	42,705

Investment in Limited Partnership	255	237

OTHER ASSETS:

Liquor licenses	630	630
Deferred tax asset	645	1,298
Leasehold purchases, net	447	538
Other	862	461

Total Other Assets	2,584	2,927

Total Assets	$66,435	$60,509

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2018 (UNAUDITED) AND SEPTEMBER 30, 2017

(in thousands)

(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2018	September 30, 2017

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$7,783	$8,066
Due to franchisees	2,393	1,781
Current portion of long term debt	2,280	1,076
Deferred rent	78	88

Total Current Liabilities	12,534	11,011

Long Term Debt, Net of Current Maturities	13,041	11,322

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	33,994	31,398
Treasury stock, at cost, 2,338,995 shares at June 30, 2018 and 2,338,995 shares at September 30, 2017	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	34,577	31,981
Noncontrolling interest	6,283	6,195
Total equity	40,860	38,176

Total liabilities and equity	$66,435	$60,509

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY NINE WEEKS ENDED JUNE 30, 2018 AND JULY 1, 2017

(in thousands)

	June 30, 2018	July 1, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$4,456	$3,711
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,990	1,897
Amortization of leasehold purchases	91	91
Loss on abandonment of property and equipment	27	25
Amortization of deferred loan costs	30	29
Deferred income tax	653	57
Deferred rent	(10)	(11)
Income from unconsolidated limited partnership	(43)	(46)
Changes in operating assets and liabilities: (increase) decrease in
Due from franchisees	—	62
Other receivables	(91)	213
Prepaid income taxes	(252)	(15)
Inventories	(302)	(204)
Prepaid expenses	866	885
Other assets	5	46
Increase (decrease) in:
Accounts payable and accrued expenses	(545)	(594)
Due to franchisees	612	157
Net cash and cash equivalents provided by operating activities:	7,487	6,303

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(1,567)	(3,664)
Purchase of construction in process	(1,439)	(2,133)
Deposit on property and equipment	(538)	(323)
Proceeds from sale of property and equipment	64	55
Distributions from unconsolidated limited partnerships	25	15
Net cash and cash equivalents used in investing activities:	(3,455)	(6,050)

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY NINE WEEKS ENDED JUNE 30, 2018 AND JULY 1, 2017

(in thousands)

(Continued)

	June 30, 2018	July 1, 2017

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(1,745)	(1,349)
Deferred loan costs	—	(86)
Proceeds from long-term debt	3,500	2,922
Dividends paid	(465)	(372)
Purchase of noncontrolling limited partnership Interests	(2)	—
Distributions to limited partnership noncontrolling partners	(1,305)	(1,655)
Net cash and cash equivalents used in financing activities:	(17)	(540)

Net Increase (Decrease) in Cash and Cash Equivalents	4,015	(287)

Beginning of Period	9,885	10,174

End of Period	$13,900	$9,887

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$565	$435
Income taxes	$814	$1,049

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,057	$1,199
Purchase deposits transferred to property and equipment	$132	$414
Construction in process transferred to property and equipment	$—	$1,907
Purchase of vehicles in exchange for debt	$81	$24

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the periods ended June 30, 2018 and July 1, 2017 are unaudited. Financial information as of September 30, 2017 has been derived from the audited financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2017. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 2 shows the amounts used in computing earnings per share and the effects on income. As of June 30, 2018 and July 1, 2017, no stock options were outstanding.

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

Index

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

(Continued)

Issued

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments”.  This update provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of our fiscal year 2019. Early adoption is permitted for financial statements that have not been previously issued. The update will be applied on a retrospective basis. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset for virtually all leases, other than leases with a term of 12 months or less. The update also requires additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of our fiscal year 2020. Early adoption is permitted for financial statements that have not been previously issued. ASU 2016-02 will be applied on a modified retrospective basis to each prior reporting period presented with various optional practical expedients. The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability. We expect the adoption of the new guidance will have a material impact on our consolidated balance sheets due to recognition of the right-of-use asset and lease liability related to our current operating leases. We are continuing to evaluate the effect the new guidance will have on our consolidated financial statements and related disclosures.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” (Topic 606), which provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods and services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The new standard was originally effective for interim and annual periods in fiscal years beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14 delaying the effective date of adoption. ASU 2015-14 is now effective for annual and interim periods for fiscal years beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of our fiscal year 2019. Early application in fiscal year 2018 is permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

(4) EXTENSION OF LEASE FOR EXISTING LOCATION:

Pinecrest, Florida

During the second quarter of our fiscal year 2018, the lease with an unrelated third party for the restaurant owned by our limited partnership located at 11415 S. Dixie Highway, Pinecrest, Florida (Store #13) was extended for five years through July 31, 2026. The extended lease is on the same terms and conditions, except the annual rent (base and estimated percentage rent) effective February 1, 2018 increased by approximately 20%, with annual 3% increases on the base rent thereafter commencing February 1, 2021.

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

(d) Financed Insurance Premiums

During the thirty nine weeks ended June 30, 2018, we financed with an unaffiliated third party lender, approximately $1.33 million of insurance premiums relating to the following three (3) property and general liability insurance policies. This property and general liability insurance includes coverage for our franchises although results of operations for our franchises are not included in our consolidated financial statements:

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

As of June 30, 2018, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $528,000.

(7) COMMITMENTS AND CONTINGENCIES:

Construction Contract

On June 14, 2017, we entered into an agreement with a third party unaffiliated general contractor to renovate our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) for a total contract price of $880,000. The renovations include, but are not limited to the construction of a new kitchen and the expansion of the restaurant into our former package liquor store location. During the thirty nine weeks of our fiscal year 2018, we agreed to change orders which had the effect of increasing the total contract price for the renovation to $1,074,000, of which, as of the end of the third quarter of our fiscal 2018, we have paid $691,000.

During the second quarter of our fiscal year 2018, we entered into an agreement with a third party unaffiliated general contractor to renovate and add an outdoor patio area to the front of our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20) for a total contract price of $912,000. During the third quarter of our fiscal year 2018, we agreed to change orders which had the effect of decreasing the total contract price for the renovation to $819,000, of which, as of the end of the third quarter of our fiscal 2018, we have paid $338,000.

During the first quarter of our fiscal year 2018, we entered into two agreements with a third party unaffiliated general contractor for design and development services for a total contract price of $127,000 (the “$127,000 Contract”) and $174,000 (the “$174,000 Contract”). The $127,000 Contract provides for design and development services for the construction of a new building (the “New Building”) on a parcel of real property which we own which is adjacent to the real property where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operates. The $174,000 Contract provides for design and development services for the renovation of the existing building which currently houses the combination package liquor store and restaurant. If we complete the construction of the New Building and the renovation of the existing building, we currently plan to re-locate our package liquor store located at the property to the New Building and to operate the restaurant located at the property in the renovated and expanded existing building. As of the end of our third quarter fiscal 2018, we have paid $88,000 and $76,000 on the $127,000 Contract and the $174,000 Contract respectively.

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

(9) BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks and thirty nine weeks ended June 30, 2018 and July 1, 2017, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

	(in thousands)
	Thirteen Weeks Ending June 30, 2018	Thirteen Weeks Ending July 1, 2017
Operating Revenues:
Restaurants	$23,322	$22,218
Package stores	4,435	4,067
Other revenues	679	682
Total operating revenues	$28,436	$26,967

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$2,767	$2,430
Package stores	241	202
	3,008	2,632
Corporate expenses, net of other revenues	(914)	(1,046)
Income from Operations	2,094	1,586
Interest expense	(193)	(158)
Interest and other income	17	15
Income Before Income Taxes	$1,918	$1,443
Provision for Income Taxes	(303)	(343)
Net Income	1,615	1,100
Net Income Attributable to Noncontrolling Interests	(572)	(258)
Net Income Attributable to Flanigan’s Enterprises, Inc
Stockholders	$1,043	$842

Depreciation and Amortization:
Restaurants	$548	$534
Package stores	69	51
	617	585
Corporate	92	79
Total Depreciation and Amortization	$709	$664

Capital Expenditures:
Restaurants	$1,022	$662
Package stores	48	428
	1,070	1,090
Corporate	301	120
Total Capital Expenditures	$1,371	$1,210

Index

	Thirty Nine Weeks Ending June 30, 2018	Thirty Nine Weeks Ending July 1, 2017
Operating Revenues:
Restaurants	$69,963	$66,086
Package stores	14,314	12,936
Other revenues	2,008	1,972
Total operating revenues	$86,285	$80,994

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$7,996	$6,933
Package stores	867	841
	8,863	7,774
Corporate expenses, net of other revenue	(2,670)	(2,620)
Income from Operations	6,193	5,154
Interest expense	(565)	(443)
Interest and other income	44	89
Income Before Income Taxes	$5,672	$4,800
Provision for Income Taxes	(1,216)	(1,089)
Net Income	4,456	3,711
Net Income Attributable to Noncontrolling Interests	(1,395)	(1,157)
Net Income Attributable to Flanigan’s Enterprises, Inc.
Stockholders	$3,061	$2,554

Depreciation and Amortization:
Restaurants	$1,625	$1,545
Package stores	204	154
	1,829	1,699
Corporate	252	289
Total Depreciation and Amortization	$2,081	$1,988

Capital Expenditures:
Restaurants	$2,535	$2,336
Package stores	171	3,535
	2,706	5,871
Corporate	513	364
Total Capital Expenditures	$3,219	$6,235

Index

	June 30,	September 30,
	2018	2017
Identifiable Assets:
Restaurants	$30,137	$28,089
Package store	9,955	9,684
	40,092	37,773
Corporate	26,343	22,736
Consolidated Totals	$66,435	$60,509

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipates, appears, expects, trends, intends, hopes, plans, believes, seeks, estimates, may, will,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to customer demand and competitive conditions. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Annual Report on our Form 10-K for the fiscal year ended September 30, 2017 and in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company”, “Flanigan’s, “we”, “our”, “ours”, and “us” refer to Flanigan’s Enterprises, Inc., a Florida corporation, including our wholly-owned subsidiaries.

OVERVIEW

At June 30, 2018, we (i) operated 26 units, (excluding the adult entertainment club referenced in (ii) below), consisting of restaurants, package stores and combination restaurants/package stores that we either own or have operational control over and partial ownership in; (ii) own but do not operate one adult entertainment club; and (iii) franchise an additional five units, consisting of two restaurants, (one restaurant of which we operate), and three combination restaurants/package stores. The table below provides information concerning the type (i.e. restaurant, package store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of June 30, 2018 and as compared to July 1, 2017 and September 30, 2017. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

Index

Types of Units	June 30, 2018	September 30, 2017	July 1, 2017
Company Owned: Combination package and restaurant	3	3	3
Restaurant only	7	7	7
Package store only	6	6	6

Company Operated Restaurants Only:
Limited Partnerships	8	8	8
Franchise	1	1	1
Unrelated Third Party	1	1	1

Company Owned Club:	1	1	1

Total Company Owned/Operated Units	27	27	27
Franchised Units	5	5	5	(1)

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is managed and controlled by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method of accounting. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of June 30, 2018, limited partnerships owning seven (7) restaurants, (Surfside, Florida, Kendall, Florida, West Miami, Florida, Pinecrest, Florida, Wellington, Florida, Miami, Florida and Pembroke Pines, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive from the limited partnerships a fee equal to 3% of gross sales for their use of our service mark “Flanigan’s Seafood Bar and Grill”.

Index

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	June 30, 2018		July 1, 2017
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$17,852	64.31	$17,169	65.32
Restaurant bar sales	5,470	19.71	5,049	19.21
Package store sales	4,435	15.98	4,067	15.47

	$27,757	100.00	$26,285	100.00

Franchise related revenues	420		422
Rental income	156		151
Owner’s fee	38		38
Other operating income	65		71

Total Revenue	$28,436		$26,967

	----------------------Thirty Nine Weeks Ended-----------------------
	June 30, 2018		July 1, 2017
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$53,368	63.33	$50,674	64.13
Restaurant bar sales	16,595	19.69	15,412	19.50
Package store sales	14,314	16.98	12,936	16.37

Total Sales	$84,277	100.00	$79,022	100.00

Franchise related revenues	1,243		1,208
Rental income	471		462
Owner’s fee	113		113
Other operating income	181		189

Total Revenue	$86,285		$80,994

Comparison of Thirteen Weeks Ended June 30, 2018 and July 1, 2017.

Revenues. Total revenue for the thirteen weeks ended June 30, 2018 increased $1,469,000 or 5.45% to $28,436,000 from $26,967,000 for the thirteen weeks ended July 1, 2017 due primarily to increased menu prices and to a lesser extent increased restaurant traffic. Effective September 3, 2017 we increased certain menu prices for our bar offerings to target an increase to our total bar revenues of approximately 4.9% annually and effective September 16, 2017 we increased certain menu prices for our food offerings to target an increase to our total food revenues of approximately 4.0% annually, (the “Price Increases”).

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants (food sales) totaled $17,852,000 for the thirteen weeks ended June 30, 2018 as compared to $17,169,000 for the thirteen weeks ended July 1, 2017. The increase in restaurant revenue from food sales at restaurants for the thirteen weeks ended June 30, 2018 as compared to the thirteen weeks ended July 1, 2017 is primarily due to the Price Increases and to a lesser extent increased restaurant traffic. Comparable weekly food sales (for restaurants open for all of the third quarter of our fiscal year 2018 and the third quarter of our fiscal year 2017, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $1,373,000 and $1,321,000 for the thirteen weeks ended June 30, 2018 and July 1, 2017, respectively, an increase of 3.94%. Comparable weekly food sales for Company owned restaurants was $716,000 and $698,000 for the third quarter of our fiscal year 2018 and the third quarter of our fiscal year 2017, respectively, an increase of 2.58%. Comparable weekly food sales for affiliated limited partnership owned restaurants was $657,000 and $623,000 for the third quarter of our fiscal year 2018 and the third quarter of our fiscal year 2017, respectively, an increase of 5.46%.

Index

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $5,470,000 for the thirteen weeks ended June 30, 2018 as compared to $5,049,000 for the thirteen weeks ended July 1, 2017. The increase in restaurant revenue from bar sales at restaurants during the thirteen weeks ended June 30, 2018 is primarily due to the Price Increases and to a lesser extent increased restaurant traffic. Comparable weekly bar sales (for restaurants open for all of the third quarter of our fiscal year 2018 and the third quarter of our fiscal year 2017, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $421,000 for the thirteen weeks ended June 30, 2018 and $388,000 for the thirteen weeks ended July 1, 2017, an increase of 8.51%. Comparable weekly bar sales for Company owned restaurants was $195,000 and $185,000 for the third quarter of our fiscal year 2018 and the third quarter of our fiscal year 2017, respectively, an increase of 5.41%. Comparable weekly bar sales for affiliated limited partnership owned restaurants was $226,000 and $203,000 for the third quarter of our fiscal year 2018 and the third quarter of our fiscal year 2017, respectively, an increase of 11.33%.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores (package store sales) totaled $4,435,000 for the thirteen weeks ended June 30, 2018 as compared to $4,067,000 for the thirteen weeks ended July 1, 2017, an increase of $368,000. This increase was primarily due to increased package liquor store traffic. The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the third quarter of our fiscal years 2018 and 2017), was $341,000 for the thirteen weeks ended June 30, 2018 as compared to $313,000 for the thirteen weeks ended July 1, 2017, an increase of 8.95%. We expect package liquor store sales to continue to increase throughout the balance of our fiscal year 2018.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended June 30, 2018 increased $961,000 or 3.79% to $26,342,000 from $25,381,000 for the thirteen weeks ended July 1, 2017. The increase was primarily due to an expected general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2018 for the same reasons. Operating costs and expenses decreased as a percentage of total revenue to approximately 92.64% in the third quarter of our fiscal year 2018 from 94.12% in the third quarter of our fiscal year 2017.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food sales and bar sales for the thirteen weeks ended June 30, 2018 increased to $15,266,000 from $14,061,000 for the thirteen weeks ended July 1, 2017. Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of restaurant food sales and bar sales), was 65.46% for the thirteen weeks ended July 1, 2017 and 63.29% for the thirteen weeks ended July 1, 2017. The increase in gross profit margin for food sales and bar sales was due primarily to the Price Increases. We anticipate that our gross profit margin for restaurant food and bar sales will increase throughout the balance of our fiscal year 2018 due to the Price Increases, partially offset by higher food costs.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended June 30, 2018 increased to $1,267,000 from $1,150,000 for the thirteen weeks ended July 1, 2017. Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), for package store sales was 28.57% for the thirteen weeks ended June 30, 2018 and 28.28% for the thirteen weeks ended July 1, 2017. We anticipate that the gross profit margin for package store merchandise will decrease during our fiscal year 2018 due to our reduction of prices of certain package store merchandise to remain competitive.

Index

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended June 30, 2018 increased $524,000 or 6.32% to $8,817,000 from $8,293,000 for the thirteen weeks ended July 1, 2017. Higher payroll and related costs for the thirteen weeks ended June 30, 2018 were primarily due to higher restaurant sales, which require additional payroll and related costs for employees such as cooks, bartenders and servers and higher pay rates. Payroll and related costs as a percentage of total revenue was 31.01% in the third quarter of our fiscal year 2018 and 30.75% of total sales in the third quarter of our fiscal year 2017.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended June 30, 2018 increased $43,000 or 3.15% to $1,408,000 from $1,365,000 for the thirteen weeks ended July 1, 2017. We anticipate that our occupancy costs will remain stable throughout the balance of our fiscal year 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended June 30, 2018 increased $244,000 or 5.25% to $4,893,000 from $4,649,000 for the thirteen weeks ended July 1, 2017. Selling, general and administrative expenses decreased as a percentage of total revenue in the third quarter of our fiscal year 2018 to approximately 17.21% as compared to 17.24% in the third quarter of our fiscal year 2017. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2018 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense, which is included in selling, general and administrative expenses, for the thirteen weeks ended June 30, 2018 increased $45,000 or 6.78% to $709,000 from $664,000 for the thirteen weeks ended July 1, 2017. As a percentage of total revenue, depreciation and amortization expense was 2.49% of revenue in the thirteen weeks ended June 30, 2018 and 2.46% of revenue in the thirteen weeks ended July 1, 2017.

Interest Expense. Interest expense for the thirteen weeks ended June 30, 2017 increased $35,000 to $193,000 from $158,000 for the thirteen weeks ended July 1, 2017. The increase in interest expense, net, for the thirteen weeks ended June 30, 2018 is due to the borrowing of the balance on our Credit Line ($3.5 million for a total amount borrowed on the Credit Line of $5.5 million) during the first quarter of our fiscal year 2018.

Income Taxes. Income taxes for the thirteen weeks ended June 30, 2018 was $303,000 and $343,000 for the thirteen weeks ended July 1, 2017. Our income taxes for the thirteen weeks ended June 30, 2018 decreased due to the Tax Cuts and Jobs Act signed into law on December 22, 2017 and reduced our corporate income tax rate to 21%.

Net Income. Net income for the thirteen weeks ended June 30, 2018 increased $515,000 or 46.82% to $1,615,000 from $1,100,000 for the thirteen weeks ended July 1, 2017. Net income for the thirteen weeks ended June 30, 2018 increased when compared to the thirteen weeks ended July 1, 2017 primarily due to the Price Increases, higher gross profit margin for restaurant food and bar sales and to a lesser extent increased restaurant traffic, offset partially by higher overall expenses. As a percentage of total revenue, net income for the third quarter of our fiscal year 2018 is 5.68%, as compared to 4.08% in the third quarter of our fiscal year 2017.

Net Income Attributable to Stockholders. Net income attributable to stockholders for the thirteen weeks ended June 30, 2018 increased $201,000 or 23.87% to $1,043,000 from $842,000 for the thirteen weeks ended July 1, 2017. Net income for the thirteen weeks ended June 30, 2018 increased when compared to the thirteen weeks ended July 1, 2017 primarily due to the Price Increases, higher gross profit margin for restaurant food and bar sales and to a lesser extent increased restaurant traffic, offset partially by higher food costs. As a percentage of total revenue, net income attributable to stockholders for the third quarter of our fiscal year 2018 is 3.67%, as compared to 3.12% in the third quarter of our fiscal year 2017.

Index

Comparison of Thirty Nine Weeks Ended June 30, 2018 and July 1, 2017.

Revenues. Total revenue for the thirty nine weeks ended June 30, 2018 increased $5,291,000 or 6.53% to $86,285,000 from $80,994,000 for the thirty nine weeks ended July 1, 2017 due primarily to the Price Increases and to increased restaurant traffic.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants (food sales) totaled $53,368,000 for the thirty nine weeks ended June 30, 2018 as compared to $50,674,000 for the thirty nine weeks ended July 1, 2017. The increase in restaurant revenue from food sales from restaurants for the thirty nine weeks ended June 30, 2018 as compared to the thirty nine weeks ended July 1, 2017 is primarily due to Price Increases and to a lesser extent increase restaurant traffic. Comparable weekly food sales (for restaurants open for all of the thirty nine weeks of our fiscal years 2018 and 2017, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $1,368,000 and $1,299,000 for the thirty nine weeks ended June 30, 2018 and July 1, 2017, respectively, an increase of 5.31%. Comparable weekly food sales for Company owned restaurants was $723,000 and $687,000 for the thirty nine weeks ended June 30, 2018 and July 1, 2017, respectively, an increase of 5.24%. Comparable weekly food sales for affiliated limited partnership owned restaurants was $645,000 and $612,000 for the thirty nine weeks ended June 30, 2018 and July 1, 2017, respectively, an increase of 5.39%.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $16,595,000 for the thirty nine weeks ended June 30, 2018 as compared to $15,412,000 for the thirty nine weeks ended July 1, 2017. The increase in restaurant revenue from bar sales from restaurants for the thirty nine weeks ended June 30, 2018 as compared to the thirty nine weeks ended July 1, 2017 is primarily due the Price Increases and to a lesser extent increased traffic. During the thirty nine weeks ended July 1, 2017, we introduced new promotions to increase the sale of alcoholic beverages, including but not limited to the significant discounting of the price of draft beer manufactured for the Company by a local brewery and sold under the trade mark “Joe’s Pale Ale”, which was a factor on reducing bar sales during the thirty nine weeks ended July 1, 2017. Comparable weekly bar sales (for restaurants open for all of the thirty nine weeks of our fiscal years 2018 and 2017, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $426,000 for the thirty nine weeks ended June 30, 2018 and $395,000 for the thirty nine weeks ended July 1, 2017, an increase of 7.85%. Comparable weekly bar sales for Company owned restaurants was $202,000 and $190,000 for the thirty nine weeks ended June 30, 2018 and July 1, 2017, respectively, an increase of 6.32%. Comparable weekly bar sales for affiliated limited partnership owned restaurants was $224,000 and $205,000 for the thirty nine weeks ended June 30, 2018 and July 1, 2017, respectively, an increase of 9.27%.

Package Store Sales. Revenue generated from sales of liquor and related items at package stores (package store sales) totaled $14,314,000 for the thirty nine weeks ended June 30, 2018 as compared to $12,936,000 for the thirty nine weeks ended July 1, 2017, an increase of $1,378,000. This increase was primarily due to increased package liquor store traffic. The weekly average of same store package store sales, (which includes all nine (9) Company owned package liquor stores open for all of the thirty nine weeks of our fiscal years 2018 and 2017) was $367,000 and $332,000 for the thirty nine weeks ended June 30, 2018 and July 1, 2017, respectively, an increase of 10.54%. We expect package liquor store sales to continue to increase throughout the balance of our fiscal year 2018.

Index

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirty nine weeks ended June 30, 2018 increased $4,252,000 or 5.61% to $80,092,000 from $75,840,000 for the thirty nine weeks ended July 1, 2017. The increase was primarily due to an expected general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2018 for the same reasons. Operating costs and expenses decreased as a percentage of total revenue to approximately 92.82% for the thirty nine weeks ended June 30, 2018 from 93.64% for the thirty nine weeks ended July 1, 2017.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for the thirty nine weeks ended June 30, 2018 increased to $45,712,000 from $42,459,000 for the thirty nine weeks ended July 1, 2017. Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of food sales and bar sales), was 65.34% for the thirty nine weeks ended June 30, 2018 and 64.25% for the thirty nine weeks ended July 1, 2017. Our gross profit margin for restaurant food and bar sales for the thirty nine weeks ended June 30, 2018 as compared to the thirty nine weeks ended July 1, 2017 increased due to the Price Increases. We anticipate that our gross profit margin for restaurant food and bar sales will increase throughout the balance of our fiscal year 2018 due to the Price Increases, partially offset by higher food costs.

Package Store Sales. Gross profit for package store sales for the thirty nine weeks ended June 30, 2018 increased to $4,017,000 from $3,672,000 for the thirty nine weeks ended July 1, 2017. Our gross profit margin, (calculated as gross profit reflected as a percentage of package store sales), was 28.06% for the thirty nine weeks ended June 30, 2018 compared to 28.39% for the thirty nine weeks ended July 1, 2017. We anticipate that the gross profit margin for package store merchandise will decrease during our fiscal year 2018 due to a reduction in pricing of certain package store merchandise to be more competitive.

Payroll and Related Costs. Payroll and related costs for the thirty nine weeks ended June 30, 2018 increased $1,509,000 or 6.07% to $26,357,000 from $24,848,000 for the thirty nine weeks ended July 1, 2017. Higher payroll and related costs for the thirty nine weeks ended June 30, 2018 were primarily due to higher restaurant sales which require additional payroll and related costs for employees such as cooks, bartenders and servers and higher pay rates. Payroll and related costs as a percentage of total revenue was 30.55% for the thirty nine weeks ended June 30, 2018 and 30.68% of total sales for the thirty nine weeks ended July 1, 2017.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirty nine weeks ended June 30, 2018 increased $227,000 or 5.58% to $4,298,000 from $4,071,000 for the thirty nine weeks ended July 1, 2017. We anticipate that our occupancy costs will remain stable throughout our fiscal year 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirty nine weeks ended June 30, 2018 increased $859,000 or 6.12% to $14,889,000 from $14,030,000 for the thirty nine weeks ended July 1, 2017. Selling, general and administrative expenses decreased as a percentage of total revenue for the thirty nine weeks ended June 30, 2018 to 17.26% as compared to 17.32% for the thirty nine weeks ended July 1, 2017. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2018 due primarily to increases across all categories.

Index

Depreciation and Amortization. Depreciation and amortization expense, which is included in selling, general and administrative expenses, for the thirty nine weeks ended June 30, 2018 increased $93,000 or 4.68% to $2,081,000 from $1,988,000 for the thirty nine weeks ended July 1, 2017. As a percentage of total revenue, depreciation and amortization expense was 2.41% of revenue in the thirty nine weeks ended June 30, 2018 and 2.45% of revenue in the thirty nine weeks ended July 1, 2017.

Interest Expense. Interest expense for the thirty nine weeks ended June 30, 2018 increased $122,000 to $565,000 from $443,000 for the thirty nine weeks ended July 1, 2017. The increase in interest expense, net, for the thirty nine weeks ended June 30, 2018 is due to our borrowing of the available balance on our Credit Line ($3.5 million for a total amount borrowed on the Credit Line of $5.5 million) during the first quarter of our fiscal year 2018.

Income Taxes. Income taxes for the thirty nine weeks ended June 30, 2018 was $1,216,000 and $1,089,000 for the thirty nine weeks ended July 1, 2017. Income taxes increased during the thirty nine weeks ended June 30, 2018 due to a reduction of $268,000 to our deferred tax asset due to the corporate tax rate reduction, which reduction was a part of our current tax expense during the thirteen weeks ended December 31, 2017.

Net Income. Net income for the thirty nine weeks ended June 30, 2018 increased $745,000 or 20.08% to $4,456,000 from $3,711,000 for the thirty nine weeks ended July 1, 2017. Net income for the thirty nine weeks ended June 30, 2018 increased when compared to the thirty nine weeks ended July 1, 2017 primarily due to the Price Increases, higher gross profit margin for restaurant food and bar sales and to a lesser extent increased restaurant traffic, offset partially due to a reduction of $268,000 to our deferred tax asset and overall expenses. As a percentage of total revenue, net income for the thirty nine weeks ended June 30, 2018 is 5.16%, as compared to 4.58% for the thirty nine weeks ended July 1, 2017.

Net Income Attributable to Stockholders. Net income attributable to stockholders for the thirty nine weeks ended June 30, 2018 increased $507,000 or 19.85% to $3,061,000 from $2,554,000 for the thirty nine weeks ended July 1, 2017. Net income attributable to stockholders for the thirty nine weeks ended June 30, 2018 increased when compared to the thirty nine weeks ended July 1, 2017 primarily due to the Price Increases, higher gross profit margin for restaurant food and bar sales and to a lesser extent increased restaurant traffic, offset partially due to a reduction of $268,000 to our deferred tax asset and overall expenses. As a percentage of total revenue, net income attributable to stockholders for the thirty nine weeks ended June 30, 2018 is 3.55%, as compared to 3.15% for the thirty nine weeks ended July 1, 2017.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During the thirteen weeks ended June 30, 2018, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

Menu Price Increases and Trends

Effective September 3, 2017 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 4.9% annually and effective September 16, 2017 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 4.0% annually to offset higher food costs and higher overall expenses. Prior to these increases, we previously raised menu prices in the second quarter of our fiscal year 2016. During the next twelve months, if demand for our restaurant and bar offerings remains substantially similar to the demand during our fiscal year 2017, of which there can be no assurance, we expect that restaurant and bar sales, as well as gross profit for food and bar operations should increase as a result of the Price Increases, offset partially by higher food costs. We anticipate that our package liquor store sales will continue to increase, while gross profit margin for package liquor store sales will decrease.

Index

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

We are not actively searching for locations for the operation of new package liquor stores, but when our attempt to expand “The Whale’s Rib” restaurant concept in Miami, Florida was abandoned, we decided that the space we had targeted for the “The Whales Rib” would be ideal for the operation of a package liquor store and subsequent to the end of the third quarter of our fiscal year 2018, we received governmental approval to operate a package liquor store.

Liquidity and Capital Resources

We fund our operations through cash from operations. As of June 30, 2018, we had cash of approximately $13,900,000, an increase of $4,015,000 from our cash balance of $9,885,000 as of September 30, 2017. Our cash increased during the first quarter of our fiscal year 2018, because we borrowed $3.50 million from our Credit Line just prior to its conversion to the Term Loan on December 28, 2017. During the second quarter of our fiscal year 2018, we also paid on March 30, 2018 a dividend of $.25 per share. We believe that our current cash availability from our cash on hand, positive cash flow from operations and borrowed funds will be sufficient to fund our operations and planned capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the thirty nine weeks ended June 30, 2018 and July 1, 2017.

	---------Thirty Nine Weeks Ended--------
	June 30, 2018	July 1, 2017
	(in Thousands)

Net cash provided by operating activities	$7,487	$6,303
Net cash used in investing activities	(3,455)	(6,050)
Net cash used in financing activities	(17)	(540)

Net increase (decrease) in Cash and Cash Equivalents	4,015	(287)

Cash and Cash Equivalents, Beginning	9,885	10,174

Cash and Cash Equivalents, Ending	$13,900	$9,887

During the thirty nine weeks ended June 30, 2018, our Board of Directors declared and paid a cash dividend of 25 cents per share to shareholders of record on March 16, 2018. During the thirty nine weeks ended July 1, 2017, our Board of Directors declared and paid a cash dividend of 20 cents per share to shareholders of record on March 17, 2017. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Index

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During the thirty nine weeks ended June 30, 2018, we acquired property and equipment and construction in progress of $3,219,000, (of which $81,000 was for the purchase of a vehicle for debt; $1,439,000 was for construction in process; and $132,000 was deposits recorded in other assets as of September 30, 2017), which amount included $326,000 for renovations to four (4) Company owned restaurants. During the thirty nine weeks ended July 1, 2017, we acquired property and equipment of $6,235,000, (of which $24,000 was for the purchase of a vehicle for debt; $2,133,000 was for construction in process; and $414,000 was deposits recorded in other assets as of October 1, 2016), which amount included $2.475 million for the purchase of real property, $1,272,000 for construction and redevelopment of a new package store on the same, $635,000 for the construction of a catering kitchen and $260,000 for renovations to four Company owned restaurants and two Company owned package stores.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2018 to be approximately $400,000, of which $326,000 has been spent through June 30, 2018.

Long Term Debt

As of June 30, 2018, we had long term debt of $15,321,000, as compared to $12,398,000 as of September 30, 2017. Our long term debt increased as of June 30, 2018 as compared to September 30, 2017 due to the $3,500,000 we borrowed on our Credit Line (now included as part of the Term Loan) and $1,057,000 for financed insurance premiums, less any payments made on account thereof. As of June 30, 2018, we are in compliance with the covenants of all loans with our lender.

As of June 30, 2018, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $528,000.

Construction Contracts

On June 14, 2017, we entered into an agreement with a third party unaffiliated general contractor to renovate our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) for a total contract price of $880,000. The renovations include, but are not limited to the construction of a new kitchen and the expansion of the restaurant into our former package liquor store location. During the thirty nine weeks of our fiscal year 2018, we agreed to change orders which had the effect of increasing the total contract price for the renovation to $1,074,000, of which, as of the end of our third quarter fiscal 2018, we have paid $691,000.

During the first quarter of our fiscal year 2018, we entered into two agreements with a third party unaffiliated general contractor for design and development services for a total contract price of $127,000 (the “$127,000 Contract”) and $174,000 (the “$174,000 Contract”). The $127,000 Contract provides for design and development services for the construction of a new building (the “New Building”) on a parcel of real property which we own which is adjacent to the real property where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operates. The $174,000 Contract provides for design and development services for the renovation of the existing building which currently houses the combination package liquor store and restaurant. If we complete the construction of the New Building and the renovation of the existing building, we currently plan to re-locate our package liquor store located at the property to the New Building and to operate the restaurant located at the property in the renovated and expanded existing building. As of the end of our third quarter fiscal 2018, we have paid $88,000 and $76,000 on the $127,000 Contract and $174,000 Contract respectively.

Index

During the second quarter of our fiscal year 2018, we entered into an agreement with a third party unaffiliated general contractor to renovate and add an outdoor patio area to the front of our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20) for a total contract price of $912,000. During the third quarter of our fiscal year 2018, we agreed to change orders which had the effect of decreasing the total contract price for the renovation to $819,000, of which, as of the end of our third quarter fiscal 2018, we have paid $338,000.

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

Purchase of Limited Partnership Interest

During the thirty nine weeks ended June 30, 2018, we purchased from one limited partner (who is not an officer, director or family member of officers or directors) a limited partnership interest of 0.21% in a limited partnership which owns a restaurant, for a purchase price of $1,600. During the thirty nine weeks ended July 1, 2017, we did not purchase any limited partnership interests.

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended June 30, 2018, July 1, 2017 and our fiscal year ended September 30, 2017.

Item	June 30, 2018	September 30, 2017	July 1, 2017
	(in thousands)

Current Assets	$19,753	$14,640	$15,169
Current Liabilities	12,534	11,011	10,715
Working Capital	$7,219	$3,629	$4,454

Our working capital as of June 30, 2018 increased by 62.08% from our working capital as of July 1, 2017 and increased by 98.92% from our working capital as of September 30, 2017 primarily due to the $3,500,000 we borrowed against our Credit Line prior to the Credit Line converting to the Term Loan. We plan to use certain of the borrowed funds to complete the renovation of our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20R) and to construct a new building on a parcel of real property which we own which is adjacent to the real property where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operates into which we plan to re-locate our package liquor store and to renovate and expand the restaurant into the former package liquor store space.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of June 30, 2018 we held no equity securities.

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

At June 30, 2018, we had three variable rate debt instruments outstanding that are impacted by changes in interest rates. In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”). In January, 2013, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”). In December, 2016, we closed on a secured revolving line of credit which entitled us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”), which on December 28, 2017 converted to the term loan (the “Term Loan”).

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following three (3) interest rate swap agreements:

(i)        The first interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 million Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at June 30, 2018, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

Index

(ii)        The second interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at June 30, 2018, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(iii)        The third interest rate swap agreement entered into in December, 2016 relates to the Credit Line (the “Line of Credit Swap”). The Line of Credit Swap requires us to pay interest for a five (5) year period, commencing December 28, 2017 at a fixed rate of 4.65% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at June 30, 2018, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

At June 30, 2018, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

As of June 30, 2018, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934) . Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirty nine weeks ended June 30, 2018 and July 1, 2017, we did not purchase any shares of our common stock. As of June 30, 2018, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

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

FLANIGAN'S ENTERPRISES, INC.

Date: August 14, 2018	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)