Form 10-K
period 2018-09-29
FLANIGANS ENTERPRISES INC
filed 2018-12-24
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $19,694,000 as of March 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock as reported on the NYSE AMERICAN of $24.00.

There were 1,858,647 shares of the Registrant's Common Stock, $0.10 par value, outstanding as of December 21, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the Registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

Item 13	Certain Relationships and Related Transactions, and Director Independence.	55

Item 14	Principal Accounting Fees and Services	55

PART IV

Item 15	Exhibits and Financial Statement Schedules.	56

Item 16	Form 10 – K Summary	56

SIGNATURES
LIST XBRL DOCUMENTS

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

PART I

Cautionary Note Regarding Forward-Looking Statements

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

Item 1. Business

General

As of September 29, 2018, Flanigan’s Enterprises, Inc,., a Florida corporation, together with its subsidiaries, (i) operates 26 units, consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and (ii) franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurants/package liquor stores. The foregoing excludes an adult entertainment club which we owned but did not operate which was permanently closed on September 20, 2018 when the Federal Court upheld recently enacted local legislation which prohibited the operation of the club as then operated. The table below provides information concerning the type (i.e. restaurant, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of September 29, 2018 and as compared to September 30, 2017. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

	FISCAL	FISCAL
	YEAR	YEAR
	2018	2017	NOTE NUMBER
TYPES OF UNITS
Company Owned:
Combination package liquor
store and restaurant	3	3
Restaurant only	7	7
Package liquor store only	6	6

Company Managed
Restaurants Only:
Limited partnerships	8	8
Franchise		1
Unrelated Third Party	1	1

Company Owned Club:	-	1	(1)
TOTAL - Company
Owned/Operated Units:	26	27

FRANCHISED - units	5	5	(2)

Notes:

(1) During the fourth quarter of our fiscal year 2018, the adult entertainment club which we owned but did not operate was closed permanently when the Federal Court upheld recently enacted local legislation which prohibited the operation of the club as then operated.

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

During our fiscal year 1987, we began renovating our lounges to provide full restaurant food service, and subsequently renovated and added food service to most of our lounges. Food sales currently represent approximately 76.4% and bar sales approximately 23.6% of our total restaurant sales.

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

Package Liquor Store Operations

Our package liquor stores emphasize high volume business by providing customers with a wide selection of brand name and private label liquors, beer and wines while offering competitive pricing by meeting the published sales prices of our competitors. We provide sales training to our package liquor store personnel. The stores are open for business seven days a week from 9:00-10:00 a.m. to 9:00-10:00 p.m., depending upon demand and local law. Most of our units have "night windows" with extended evening hours.

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

Restaurants Owned by Affiliated Limited Partnerships

We have invested along with other third parties, (some of whom are or are affiliated with our officers and directors), in nine limited partnerships which currently own and operate nine South Florida based restaurants under our service mark “Flanigan’s Seafood Bar and Grill”. In addition to being a limited partner in these limited partnerships, we are the sole general partner of eight of these limited partnerships and manage and control the operations of these restaurants. We are only a limited partner in the limited partnership which owns and operates the restaurant located in Fort Lauderdale, Florida.

Generally, the terms of the limited partnership agreements provide that until the investors’ cash investment in a limited partnership (including any cash invested by us) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant, as a return of capital, up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee and one-half (1/2) to the investors, (including us), pro-rata based on the investors’ investment, as a return of capital. Once all of the investors, (including us), have received, in full, amounts equal to their cash invested, an annual management fee becomes payable to us equal to one-half (½) of cash available to be distributed, with the other one half (½) of available cash distributed to the investors (including us), as a profit distribution, pro-rata based on the investors’ investment. As of September 29, 2018, limited partnerships owning seven (7) restaurants, (Surfside, Florida, Kendall, Florida, West Miami, Florida, Pinecrest, Florida, Wellington, Florida, Miami, Florida and Pembroke Pines, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our “Flanigan’s Seafood Bar and Grill” service mark, which use is authorized while we act as general partner only. This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears. Whether we will have any additional restaurants under development in the future will be dependent, among other things, on market conditions and our ability to raise capital. We anticipate that we will continue to form limited partnerships to raise funds to own and operate restaurants under our service mark “Flanigan’s Seafood Bar and Grill” using the same or substantially similar financial arrangements.

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

Pembroke Pines, Florida

We are the sole general partner and a 23% limited partner in this limited partnership which has owned and operated a restaurant in Pembroke Pines, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 29, 2007. 23.8% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2018, this limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership.

Davie, Florida

We are the sole general partner and a 49% limited partner in this limited partnership which has owned and operated a restaurant in Davie, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since July 28, 2008. 12.3% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2018, this limited partnership has returned to its investors approximately 91.5% of their initial cash invested, increased from approximately 83.0% as of the end of our fiscal year 2017.

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

Management Agreement for “The Whale’s Rib” Restaurant

Since January, 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant. For our fiscal years ended September 29, 2018 and September 30, 2017, we generated $380,000 and $425,000 of revenue, respectively from providing these management services.

Adult Entertainment Club

Until September 20, 2018, we owned, but did not operate, an adult entertainment nightclub located in Atlanta, Georgia which operated under the name “Mardi Gras”. We had a management agreement with an unaffiliated third party to manage the club. Under our management agreement, the unaffiliated third party management firm paid us an annual amount, paid monthly, equal to the greater of $150,000 or ten (10%) percent of gross sales from the club, offset by one-half (1/2) of any rental increases, provided our fees would never be less than $150,000 per year. For our fiscal years ended September 29, 2018 and September 30, 2017, we generated $138,000 and $150,000 of revenue, respectively, from the operation of the club. On September 20, 2018, the adult entertainment club was closed permanently when the Federal Court upheld recently enacted local legislation which prohibited the operation of the club as then operated and we will no longer receive any revenue under the management agreement.

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

In the State of Georgia, where our adult entertainment club was located, licensed establishments also do not have quota restrictions for on-premises consumption and such licenses are issued to any applicant who meets all of the state and local licensing requirements based upon extensive license application filings and investigations of the applicant and have no purchase or resale value.

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

During our fiscal years 2018 and 2017, no significant pending matters have been initiated concerning any of our licenses which might be expected to result in a revocation of a liquor license or other significant actions against us.

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

General Liability Insurance

We have general liability insurance which incorporates a semi-self-insured plan under which we assume the full risk of the first $50,000 of exposure per occurrence, while the limited partnerships assume the full risk of the first $10,000 of exposure per occurrence. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During our fiscal year 2018 we were able to purchase excess liability insurance at a reasonable premium, whereby our excess insurance carrier is responsible for $6,000,000 coverage above our primary general liability insurance coverage. With the exception of one (1) limited partnership which has higher general liability insurance coverage to comply with the terms of its lease for the business premises, we are un-insured against liability claims in excess of $7,000,000 per occurrence and in the aggregate. We are in discussions to secure general liability and excess liability insurance for the period commencing after the expiration of the current policies on December 30, 2018.

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

Property Insurance; Windstorm Insurance; Deductibles

For the policy year beginning December 30, 2017, our property insurance is a one (1) year policy with an unaffiliated third party insurance carrier, including coverage for properties leased by us and our consolidated limited partnerships, and provides for full insurance coverage for property losses, including those caused by windstorm, such as a hurricane. We are in discussions to secure property insurance for the period commencing after the expiration of the current policy on December 30, 2018. For property losses caused by windstorm, the property insurance has a fixed deductible of $100,000, plus 5% of all insured losses, per occurrence. For all other property losses, the property insurance has deductibles of $10,000 per location, per occurrence. The one (1) year property insurance premium is in the amount of $564,000, of which $453,000 is financed through an unaffiliated third party lender. The finance agreement provides that we are obligated to repay the amount financed, together with interest at the rate of 3.15% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of approximately $46,000. The finance agreement is secured by a security interest in the insurance policy, all unearned premium, return premium, dividend payments and loss payments thereof.

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

Employees

As of our fiscal year end 2018, we employed 1,740 persons, of which 1,019 were full-time and 721 were part-time. Of these, 45 were employed at our corporate offices in administrative capacities and 11 were employed in maintenance. Of the remaining employees, 59 were employed in package liquor stores and 1,625 in restaurants.

None of our employees are represented by collective bargaining organizations. We consider our labor relations to be favorable.

EXECUTIVE OFFICERS

	Positions and Offices		Office or Position
Name	Currently Held	Age	Held Since

James G. Flanigan	Chairman of the Board of Directors, Chief Executive Officer and President	54	(1)

August Bucci	Chief Operating Officer and Executive Vice President	74	2002

Jeffrey D. Kastner	Chief Financial Officer, General Counsel and Secretary	65	(2)

Christopher O’Neil	Vice President of Package Operations	53	2016

(1)	Chairman of the Board of Directors, Chief Executive Officer since 2005; President since 2002.

(2)	Chief Financial Officer since 2004; Secretary since 1995; and General Counsel since 1982.

Flanigan’s 401(k) Plan

Effective July 1, 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and/or matching contributions. During our fiscal years ended September 29, 2018 and September 30, 2017, the Board of Directors approved discretionary matching contributions totaling $57,000 and $46,000, respectively.

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations on our operations.

Our Website

Our internet address is https://www.flanigans.net

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

While future sales growth will depend substantially on our opening new restaurants, changes in comparable restaurant sales (which represent the change in period-over-period sales for restaurants) will also affect our sales growth and will continue to be a critical factor affecting profit growth. This is because the profit margin on comparable restaurant sales is generally higher, as comparable restaurant sales increases enable fixed costs to be spread over a higher sales base. Conversely, declines in comparable restaurant sales can have a significant adverse effect on profitability due to the loss of the positive impact on profit margins associated with comparable restaurant sales increases. There is no assurance that comparable restaurant sales will increase in fiscal year 2019 due to, among other things, ongoing consumer and economic uncertainty.

Our ability to increase comparable restaurant sales depends on many factors, including:

• perceptions of the Flanigan’s brand;

• competition, especially from an increasing number of competitors in the fast casual segment of the restaurant industry and from other restaurants whose strategies overlap ours, as well as from grocery stores, meal kit delivery services and other dining options;

• executing our strategies effectively, including our marketing and branding strategies;

• changes in consumer preferences and discretionary spending;

• our ability to increase menu prices without adversely affecting our existing business;

• weather, natural disasters and other factors limiting access to our restaurants; and

• changes in government regulation that may impact customer perceptions of our food;

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

Intense Competition In The Restaurant And Package Liquor Store Industry Could Prevent Us From Increasing Or Sustaining Our Revenues And Profitability.

The restaurant and package liquor store industry is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location and many restaurants and package liquor stores compete with us at each of our locations. There are a number of well-established competitors with substantially greater financial, marketing, personnel and other resources than ours, and many of our competitors are well established in the markets where we have restaurants and/or stores or where we intend to locate restaurants. Additionally, other companies may develop restaurants and/or stores that operate with similar concepts.

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

Our Business Could Be Materially Adversely Affected If We Are Unable To Expand In A Timely And Profitable Manner

To grow successfully, we must open new restaurants on a timely and profitable basis. We have experienced delays in restaurant openings from time to time and may experience delays in the future. During our fiscal years 2018 and 2017 we had no new restaurants under development. We currently do not have any new restaurants under development.

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

Our Marketing And Advertising Strategies May Not Be Successful, Which Could Adversely Impact Our Business.

From time to time, we introduce new advertising campaigns and media strategies. If our advertising campaigns and new media strategies do not resonate with customers in the manner we hope, they may not result in increased sales, but would still increase our expenses. We will continue to invest in marketing and advertising strategies that we believe will attract customers or increase their connection with our brand. If these marketing and advertising strategies do not drive increased restaurant and/or package store sales, the expense associated with these programs will adversely impact our financial result, and we may not generate the levels of comparable sales we expect.

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

A Failure To Comply With Governmental Regulations Could Harm Our Business And Our Reputation.

We are subject to regulation by federal agencies and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to:

●	the preparation and sale of food and alcoholic beverages;
●	employment;
●	building construction and access;
●	zoning requirements; and
●	the environment.

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

If We Experience a Significant Failure in or Interruption of Certain Key Information Technology Systems, our Business could be Adversely Impacted.

We use a variety of applications and systems to securely manage the flow of information within each of our restaurants and within our centralized corporate infrastructure. The services available within our systems and applications include restaurant and store operations, supply chain, inventory, scheduling, training, human capital management, financial tools and data protection services. The restaurant and store structure is based primarily on a point-of-sale system that operates locally and is integrated with other functions necessary to operations. It records sales transactions, receives out of store orders and authorizes, batches and transmits credit card transactions. The system also allows employees to enter time clock information and to produce a variety of management reports. Select information that is captured from this system at each restaurant or store is collected in the central corporate infrastructure, which enables management to continually monitor operating results. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these and other systems, and our operations depend substantially on the availability of our point-of-sale system and related networks and applications. These systems may be vulnerable to attacks or outages from security breaches, viruses and other disruptive problems, as well as from physical theft, fire, power loss, telecommunications failure or other catastrophic events. Any failure of these systems to operate effectively, whether from security breaches, maintenance problems, upgrades or transitions to new platforms, or other factors could result in interruptions to or delays in our restaurant or other operations, adversely impacting the restaurant or store experience for our customers or negatively impacting our ability to manage our business. If our information technology systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures, or if our business interruption insurance does not sufficiently compensate us for any losses that we may incur, our revenues and profits could be reduced and the reputation of our brand and our business could be materially adversely affected. In addition, remediation of any problems with our systems could result in significant, unplanned expenses.

Governmental regulation in one or more of the following areas may adversely affect our existing and future operations and results, including by harming our ability to open new restaurants or increasing our operating costs.

Employment and Immigration Regulations

We are subject to various federal and state laws governing our relationship with and other matters pertaining to our employees, including wage and hour laws, requirements to provide meal and rest periods or other benefits, healthcare, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti-discrimination laws. Complying with these rules subjects us to substantial expense and can be cumbersome and can also expose us to liabilities from claims for non-compliance. For example, historically, lawsuits have been filed against us alleging violations of federal and state laws regarding employee wages and payment of overtime. We could suffer losses from and we incur legal costs to defend, these and similar cases and the amount of such losses or costs could be significant. In addition, several states and localities in which we operate and the federal government have from time to time enacted minimum wage increases, paid sick leave and mandatory vacation accruals and similar requirements and these changes could increase our labor costs. Changes in US healthcare laws could also adversely impact us if they result in significant new welfare and benefit costs or increased compliance expenses.

We also are subject to being audited from time to time for compliance with citizenship or work authorization requirements. From time to time, the State of Florida considers adopting new state immigration laws and the U.S. Congress and Department of Homeland Security from time to time consider or implement changes to Federal immigration laws, regulations or enforcement programs as well. Changes in immigration or work authorization laws may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome, or reduce the availability of potential employees. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. We currently participate in the “E-Verify” program, an Internet-based, free program run by the U.S. government to verify employment eligibility for all employees throughout our company. However, use of E-Verify does not guarantee that we will properly identify all applicants who are ineligible for employment. Unauthorized workers may subject us to fines or penalties and we could experience adverse publicity that negatively affects our brand and may make it more difficult to hire and keep qualified employees. Termination of a significant number of employees would disrupt our operations including slowing our throughput and could also cause additional adverse publicity and temporary increases in our labor costs as we train new employees. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. Our reputation and financial performance may be materially harmed as a result of any of these factors.

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

Item 2. Properties

Our operations are conducted primarily on leased property with the exception of the following:

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

(vi) a 5,100 square foot stand-alone building in North Miami, Florida that we purchased in November, 2010; the two parcels of real property adjacent thereto which we purchased in December, 2012, one of which is contiguous to the real property and which we previously leased for non-exclusive parking and the vacant parcel of real property adjacent to the two parcels of real property which we purchased in March, 2017. The stand alone building housed our North Miami, Florida Company-owned combination restaurant and package liquor store, (Store #20), from July, 1968 until June, 2017 when the package liquor store was re-located to a new building we constructed on the adjacent property;

(vii) a 23,678 square foot two building shopping center in Miami, Florida that we purchased in November, 2010, one building, approximately 18,828 square feet, is leased to ten unaffiliated third parties, with two vacant bays reserved for the Company to construct a new package liquor store and the second stand-alone building, approximately 4,850 square feet, has housed our Kendall, Florida based restaurant since April 4, 2000, which is owned by our affiliated limited partnership (Store #70);

(viii) a 6,400 square foot building in Fort Lauderdale, Florida that we purchased in February, 2014, 4,000 square feet of which has been leased to a related franchisee (Store #15) since April 1, 1997 and the balance (2,400 square feet) of which we use as storage. In August, 2018 we purchased the real property and quadraplex adjacent thereto to insure adequate parking for the franchised restaurant; and

(ix)        a 6,000 square foot stand-alone building in Fort Lauderdale, Florida and the vacant real property diagonally adjacent that we purchased in October, 2015, which we use as office and warehouse space, covered parking for our food truck and as a storage yard.

All of our units require periodic refurbishing in order to remain competitive. We have budgeted $450,000 for our refurbishing program for fiscal year 2019. See Item 7, "Liquidity and Capital Resources" for discussion of the amounts spent in fiscal year 2018.

The following table summarizes information related to the properties upon which our operations are conducted:

	Square			Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Big Daddy's Liquors #4	1,978	N/A	Company	3/1/02 to 2/28/27
Flanigan's Enterprises				and Options to
Inc. (5)				2/28/47
7003 Taft Street
Hollywood, FL

Big Daddy's Liquors #7	1,450	N/A	Company	11/1/00 to 10/31/20
Flanigan's Enterprises,				and Option to
Inc. (8)				10/31/25
1550 W. 84th Street
Hialeah, FL

Big Daddy's Liquors #8	4,084	N/A	Company	5/1/99 to 4/30/24
Flanigan's Enterprises,				and Option to
Inc.				4/30/29
959 State Road 84
Fort Lauderdale, FL

Flanigan’s Seafood	4,700	130	Company	1/1/10 to 12/31/19
Bar and Grill #9				and Options to
Flanigan’s Enterprises, Inc.				12/31/49
1550 W. 84th Street
Hialeah, FL

Flanigan's Legends	5,000	150	Franchise	1/4/00 to 1/3/20
Seafood Bar and Grill #11				and Option to
11 Corporation (1)				1/3/25
330 Southern Blvd.
W. Palm Beach, FL

Flanigan's Seafood	5,000	180	Company	11/16/92 to
Bar and Grill #12				11/15/23 and
Flanigan’s Enterprises, Inc.				Options to

	Square			Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

2405 Tenth Ave. North				11/15/38
Lake Worth, FL

Flanigan's Seafood	3,320	90	Franchise	6/1/79 to 6/1/19
Bar and Grill #14				Option to 6/1/24
Big Daddy's #14, Inc. (1)(2)(4)
2041 NE Second St.
Deerfield Beach, FL

Flanigan’s Seafood	4,000	90	Franchise/	1/1/09 to 8/31/21
Bar and Grill #15			Limited	Options to 8/31/36
CIC Investors #15 Ltd.(1)(7)			Partnership
1479 E. Commercial Blvd.
Ft. Lauderdale, FL

Flanigan's Seafood	4,500	200	Franchise	2/15/72 to 12/31/20
Bar and Grill #18				Options to 12/31/35
Twenty Seven Birds Corp. (1)(2)
2721 Bird Avenue
Miami, FL

Big Daddy's Liquors #18	3,000	N/A	Franchise	2/15/72 to 12/31/20
Twenty Seven Birds Corp. (1)(2)				Options to 12/31/35
2988 S.W. 27th Avenue
Miami, FL

Flanigan’s Seafood	4,500	160	Company	Company-Owned
Bar and Grill #19
Flanigan’s Enterprises, Inc. (11)
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
and Grill #33
Flanigan’s Enterprises, Inc.
45 S. Federal Highway
Boca Raton, FL

Big Daddy's Liquors #34	3,000	N/A	Company	5/29/97 to 5/28/22
Flanigan's Enterprises, Inc.				Options to 5/28/37
9494 Harding Ave.
Surfside, FL

Flanigan's Seafood	4,600	140	Company	4/1/71 to 12/31/20
Bar and Grill #40,				Option to Purchase
Flanigan's Enterprises, Inc.				on 12/31/2020
5450 N. State Road 7
N. Lauderdale, FL

Piranha Pat's #43	4,500	90	Franchise	12/1/72 to 11/30/22
BD 43 Corporation (1)(2)
2500 E. Atlantic Blvd.
Pompano Beach, FL

Big Daddy's Liquors #47	6,000	N/A	Company	12/21/68 to 1/1/20
Flanigan's Enterprises,				Options to 1/1/50
Inc. (3)
8600 Biscayne Blvd.
Miami, FL

Flanigan’s Seafood	8,000	200	Limited	06/01/91 to 7/31/26
Bar and Grill #13,			Partnership
CIC Investors #13, Ltd.
11415 S. Dixie Highway
Pinecrest, FL

Flanigan’s Seafood	4,000	200	Limited	10/24/06 to 10/23/21
Bar and Grill #50,			Partnership	Options to 10/23/31
CIC Investors #50, Ltd.
17185 Pines Boulevard
Pembroke Pines, FL

Flanigan’s Seafood	5,900	200	Limited	1/5/07 to 12/31/21
Bar and Grill #55			Partnership	Options to 12/31/31
CIC Investors #55, Ltd.
2190 S. University Drive

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Davie, Florida

Flanigan's Seafood	6,800	200	Limited	8/1/97 to 12/31/21
Bar and Grill #60			Partnership
CIC Investors #60 Ltd.
9516 Harding Avenue
Surfside, FL

Flanigan’s Seafood	6,128	200	Limited	5/01/05 to 6/30/20
Bar and Grill #65			Partnership	Option to 3/31/25
CIC Investors #65, Ltd.
2335 State Road 7, Suite 100
Wellington, FL

Flanigan's Seafood	4,850	161	Limited	4/1/00 to 3/31/20
Bar and Grill #70			Partnership	Options to 3/31/30
CIC Investors #70 Ltd.
12790 SW 88 St
Miami, FL

Flanigan’s Seafood	7,000	200	Company	5/1/10 to 4/30/21
Bar and Grill #75 (9)				Options to 4/30/31
Flanigan’s Enterprises, Inc.
950 S. Federal Highway
Stuart, FL

Flanigan's Seafood	5,000	165	Limited	6/15/01 to 12/14/19
Bar and Grill #80			Partnership	Options to 12/14/39
CIC Investors #80 Ltd.
8695 N.W. 12th St
Miami, FL

Flanigan's Seafood	4,300	200	Limited	4/1/11 to 3/31/26
Bar and Grill #90			Partnership	Option to 3/31/31
CIC Investors #90 Ltd.
9857 S.W. 40th Street
Miami, FL

Flanigan's Seafood	5,700	235	Company	10/1/17 to 9/30/22
Bar and Grill #95 (10)				Options to 9/30/32
Flanigan’s Enterprises, Inc.
2460 Weston Road
Weston, FL

Flanigan’s Calusa	28,000 sq. ft. shopping center		Company owned
Center, LLC (6)
12750 – 12790 S.W. 88th Street
Miami, Florida

(1)	Franchised by Company.

(2)	Lease assigned to franchisee.

(3)	In 1974, we sold and assigned the underlying ground lease to unaffiliated third parties and simultaneously subleased it back. As of September 29, 2018, we have purchased from the unaffiliated third parties and own 52% of the underlying ground lease and our sublease agreement. As a result, we pay all rent due under the ground lease, but only 48% of the rent due under the sublease agreement.

(4)	Effective December 1, 1998, we purchased the Management Agreement to operate the franchised restaurant for the franchisee.

(5)	Ground lease executed by us on September 25, 2001. We constructed a 4,120 square foot building, of which 1,978 square feet is used by us for the operation of a package liquor store and the other 2,142 square feet is subleased to an unaffiliated third party as retail space. The package liquor store opened for business on November 17, 2003.

(6)	During the first quarter of our fiscal year 2012, our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, closed on the purchase of the two building shopping center in Miami, Florida, which consists of one building which is leased to eleven unaffiliated third parties, with one vacant bay reserved for the Company to construct a new package liquor store and a second stand-alone building where our limited partnership owned restaurant located at 12790 SW 88th Street, Miami, Florida, (Store #70), operates.

(7)	During the second quarter of our fiscal year 2014, we closed on the purchase of the building in Fort Lauderdale, Florida, which is leased to our franchisee owned restaurant located at 1479 E. Commercial Boulevard, Fort Lauderdale, Florida, (Store #15).

(8)	During the fourth quarter of our fiscal year 2015, our lease for this location expired. We extended the term of the lease for five (5) years, with one (1) five (5) year renewal option.

(9)	During the third quarter of our fiscal year 2016, our lease for this location expired. We extended the term of the lease for five (5) years, with two (2) five (5) year renewal options.

(10)	During the second quarter of our fiscal year 2017, we renewed the term of the lease for this location for five (5) years with two (2) five (5) year renewal options.

(11)	Subsequent to the end of our fiscal year 2018, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store#19), was damaged by a fire and forced to close. While it was initially contemplated that Store #19 would be renovated, because of the damage caused by the fire we determined that Store #19 should be demolished and rebuilt. As a result, the package liquor store and restaurants will be closed for our fiscal year 2019. Our loss is covered by insurance, including but not limited to business interruption coverage.

Recent Purchase of Real Property

Fort Lauderdale, Florida

During the fourth quarter of our fiscal year 2018, we purchased from an unrelated third party the real property and improvements (the “Property”), which is contiguous to the real property we own where our franchised restaurant located at 1479 E. Commercial Boulevard, Fort Lauderdale, Florida (Store #15) operates for $550,000 cash at closing. The improvements on the Property, a quadraplex, are currently rented and will continue to be rented until the Property is needed for parking for the customers of the adjacent franchised restaurant, at which time the quadraplex will be demolished. To fund the cash at closing, we used cash on hand.

Extension of Lease for Existing Location

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

Subsequent Events

Subsequent to the end of our fiscal year 2018, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) was damaged by a fire and was forced to close. While it was initially contemplated that Store #19 would be renovated, because of the damage caused by the fire we determined that Store # 19 should be demolished and rebuilt. As a result, the package liquor store and restaurant will be closed for our fiscal year 2019. Our loss is covered by insurance, including but not limited to business interruption coverage.

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

Holders

As of the close of business on December 21, 2018, there were approximately 237 holders of record of our common stock.

Dividend Policy

During our fiscal year 2018, our Board declared a cash dividend of 25 cents per share which was paid on March 30, 2018 to shareholders of record as of March 16, 2018. During our fiscal year 2017, our Board declared a cash dividend of 20 cents per share which was paid on March 31, 2017 to shareholders of record as of March 17, 2017. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Issuer Repurchases of Equity Securities

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, the Board of Directors authorized management to purchase up to 100,000 shares of our common stock, at a purchase price up to $15.00 per share. Since the Board’s 2007 authorization, we have purchased an aggregate of 34,586 shares, none of which were purchased by us in our fiscal year 2018. As of September 29, 2018, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors.

Item 6. Selected Financial Data

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the captions “Risk Factors”. In addition, the following discussion and analysis should be read in conjunction with the 2018 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere in this report.

Overview

Financial Information Concerning Industry Segments

Our business is conducted principally in two segments: the restaurant segment and the package liquor store segment. Financial information broken into these two principal industry segments for the two fiscal years ended September 29, 2018 and September 30, 2017 is set forth in the Consolidated Financial Statements which are attached hereto.

General

As of September 29, 2018, we (i) operated 26 units consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and (ii) franchise an additional five units, consisting of two restaurants, (one of which we operate), and three combination restaurants/package liquor stores. The foregoing excludes an adult entertainment club which we owned but did not operate, which was permanently closed on September 20, 2018 when the Federal Court upheld recently enacted local legislation which prohibited the operation of the club as then operated.

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

Results of Operations

REVENUES (in thousands):
	Fifty Two		Fifty Two
	Weeks Ended		Weeks Ended
	Sept. 29, 2018		Sept. 30, 2017
Sales
Restaurant, food	$70,545	63.6%	$66,917	64.2%

Restaurant, bar	21,760	19.6%	20,476	19.6%

Package goods	18,559	16.8%	16,842	16.2%

Total	110,864	100.0%	104,235	100.0%

Franchise related revenues	1,652		1,592

Owner’s fee	138		150

Other operating income	217		233

Rental income	626		612

Total Revenues	$113,497		$106,822

Comparison of Fiscal Years Ended September 29, 2018 and September 30, 2017

Revenues. Total revenue for our fiscal year 2018 increased $6,675,000 or 6.25% to $113,497,000 from $106,822,000 for our fiscal year 2017 due to increased menu prices and increased restaurant traffic. Effective September 3, 2017 we increased certain menu prices for our bar offerings to target an increase to our total bar revenues of approximately 4.9% annually and effective September 16, 2017 we increased certain menu prices for our food offerings to target an increase to our total food revenues of approximately 4.0% annually, (the “Price Increases 2017”). We anticipate that total revenue for our fiscal year 2019 will decrease when compared to our fiscal year 2018 due to the fire at our combination restaurant/package liquor store located at 2505 N. University Drive, Hollywood, Florida (Store #19), subsequent to the end of our fiscal year 2018, which will cause this location to be closed for our entire fiscal year 2019, offset to a lesser extent by increased restaurant traffic. Fiscal year 2018 total revenue for our Store #19 was $5,333,000.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $70,545,000 for our fiscal year 2018 as compared to $66,917,000 for our fiscal year 2017. The increase in restaurant revenue from the sale of food at restaurants for our fiscal year 2018 as compared to our fiscal year 2017 is due to the Price Increases 2017 and increased restaurant traffic. Comparable weekly restaurant food sales (for restaurants open for all of our fiscal years 2018 and 2017, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $1,357,000 and $1,287,000 for our fiscal years 2018 and 2017, respectively, an increase of 5.44%. Comparable weekly restaurant food sales for Company owned restaurants only was $714,000 and $679,000 for our fiscal years 2018 and 2017, respectively, an increase of 5.15%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $643,000 and $608,000 for our fiscal years 2018 and 2017, respectively, an increase of 5.76%. We anticipate that restaurant revenue from the sale of food for our fiscal year 2019 will decrease when compared to our fiscal year 2018 due to the fire at our Store #19 subsequent to the end of our fiscal year 2018, which we expect will cause this location to be closed for our entire fiscal year 2019, offset to a lesser extent by increased restaurant traffic. Fiscal year 2018 restaurant revenue from the sale of food for our Store #19 was $3,498,000.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $21,760,000 for our fiscal year 2018 as compared to $20,476,000 for our fiscal year 2017. The increase in restaurant revenue from the sale of alcoholic beverages from restaurants for our fiscal year 2018 as compared to our fiscal year 2017 is due to the Price Increases 2017 and increased traffic, but also partially due to the price discounts offered by the Company to promote its Joe’s Pale Ale draft beer during the second and third quarters of our fiscal year 2017. Comparable weekly restaurant bar sales (for restaurants open for all of our fiscal years 2018 and 2017, which consists of ten restaurants owned by us and eight restaurants owned by affiliated limited partnerships) was $418,000 and $393,000 for our fiscal years 2018 and 2017, respectively, an increase of 6.36%. Comparable weekly restaurant bar sales for Company owned restaurants only was $197,000 and $188,000 for our fiscal years 2018 and 2017, respectively, an increase of 4.79%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $221,000 and $205,000 for our fiscal years 2018 and 2017, respectively, an increase of 7.80%. We anticipate that restaurant revenue from the sale of alcoholic beverages at restaurants for our fiscal year 2019 will decrease when compared to our fiscal year 2018 due to the fire at our Store #19 subsequent to the end of our fiscal year 2018, which we expect will cause this location to be closed for our entire fiscal year 2019, offset to a lesser extent by increased restaurant traffic. Fiscal year 2018 restaurant revenue from the sale of alcoholic beverages at restaurants for our Store #19 was $748,000.

Package Liquor Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $18,559,000 for our fiscal year 2018 as compared to $16,842,000 for our fiscal year 2017, an increase of $1,717,000 or 10.19%. This increase was primarily due to increased package liquor store traffic. The weekly average of same store package liquor store sales, which includes all nine (9) Company owned package liquor stores, was $357,000 and $324,000 for our fiscal years 2018 and 2017, respectively. We anticipate that revenue generated from the sale of liquor and related items at package liquor stores for our fiscal year 2019 will increase when compared to our fiscal year 2018, but that the increase will be offset by a loss of revenue due to the fire at our Store #19 subsequent to the end of our fiscal year 2018, which we expect will cause this location to be closed for our entire fiscal year 2019, offset to a lesser extent by increased package liquor store traffic. Fiscal year 2018 revenue from sales of liquor and related items at package liquor stores at our Store #19 was $1,087,000.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for our fiscal year 2018 increased $5,489,000 or 5.46% to $106,053,000 from $100,564,000 for our fiscal year 2017. The increase was primarily due to an expected general increase in food costs, offset by actions taken by management to reduce and/or control costs and expenses. We anticipate that our operating costs and expenses will increase through our fiscal year 2019 due to an expected general increase in food costs, offset by the elimination of most operating costs and expenses at our Store #19 due to the fire subsequent to the end of our fiscal year 2018, which will cause this location to be closed for our entire fiscal year 2019. Fiscal year 2018 operating costs and expenses at our Store #19 was $2,211,000. Operating costs and expenses decreased as a percentage of total sales to approximately 93.44% in our fiscal year 2018 from 94.14% in our fiscal year 2017.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for our fiscal year 2018 increased to $60,172,000 from $55,786,000 for our fiscal year 2017. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 65.19% for our fiscal year 2018 and 63.83% for our fiscal year 2017. The increase in gross profit margin for food sales and bar sales was due primarily to the Price Increases 2017. We anticipate that our gross profit for restaurant food and bar sales will decrease during our fiscal year 2019 primarily to higher food costs.

Package Liquor Store Sales. Gross profit for package liquor store sales for our fiscal year 2018 increased to $5,180,000 from $4,808,000 for our fiscal year 2017. Our gross profit margin (calculated as gross profit reflected as a percentage of package liquor store sales) for package liquor store sales was 27.91% for our fiscal year 2018 and 28.55% for our fiscal year 2017. We anticipate that our gross profit margin for package liquor store sales will decrease during our fiscal year 2019 due to price adjustments to remain competitive with local competitors.

Payroll and Related Costs. Payroll and related costs for our fiscal year 2018 increased $2,073,000 or 6.32% to $34,868,000 from $32,795,000 for our fiscal year 2017 due partially to payroll and related costs associated with higher restaurant sales which require additional payroll and related costs for employees such as cooks and bartenders and higher pay rates. Payroll and related costs as a percentage of total sales was 30.72% for our fiscal year 2018 as compared to 30.70% for our fiscal year 2017. We anticipate that our payroll and related costs will decrease through our fiscal year 2019 due to the elimination of most payroll and related costs at our Store #19 due to the fire subsequent to the end of our fiscal year 2018, which will cause this location to be closed for our entire fiscal year 2019. Fiscal year 2018 payroll and related costs at our Store #19 was $1,494,000.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold interests) for our fiscal year 2018 increased $294,000 or 5.41% to $5,726,000 from $5,432,000 for our fiscal year 2017. We anticipate that our occupancy costs will remain stable throughout our fiscal year 2019.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for our fiscal year 2018 increased $1,251,000 or 6.69% to $19,947,000 from $18,696,000 for our fiscal year 2017. Selling, general and administrative expenses increased as a percentage of total sales in our fiscal year 2018 to 17.57% as compared to 17.50% in our fiscal year 2017. We anticipate that our selling, general and administrative expenses will increase throughout our fiscal year 2019 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization for our fiscal year 2018, which is included in selling, general and administrative expenses, increased $136,000 or 5.10% to $2,803,000 from $2,667,000 for our fiscal year 2017. As a percentage of revenue, depreciation and amortization expense was 2.47% of revenue for our fiscal year 2018 and 2.50% of revenue for our fiscal year 2017.

Interest Expense, Net. Interest expense for our fiscal year 2018 increased $153,000 to $753,000 from $600,000 for our fiscal year 2017. The increase in interest expense, net, is due to our borrowing the available balance on our Credit Line ($3.5 million for a total amount borrowed on the Credit Line of $5.5 million) during the first quarter of our fiscal year 2018. We anticipate that interest expense will remain stable throughout our fiscal year 2019.

Income Taxes. Income taxes for our fiscal year 2018 was $1,371,000 and $1,370,000 for our fiscal year 2017. Income taxes during our fiscal year 2018 were approximately equal to our fiscal year 2017 due to a reduction of $336,000 to our deferred tax asset due to the corporate tax rate reduction, which reduction was a part of our current tax expense during the thirteen weeks ended December 31, 2017.

Net Income. Net income for our fiscal year 2018 increased $1,000,000 or 22.78% to $5,390,000 from $4,390,000 for our fiscal year 2017. Net income for our fiscal year 2018 increased when compared to our fiscal year 2017 primarily due higher revenue and the Price Increases 2017, offset by increased food costs and overall expenses. As a percentage of sales, net income for our fiscal year 2018 is 4.75%, as compared to 4.11% for our fiscal year 2017.

Net Income Attributable to Stockholders. Net income attributable to stockholders for our fiscal year 2018 increased $657,000 or 21.75% to $3,677,000 from $3,020,000 for our fiscal year 2017. Net income attributable to stockholders for our fiscal year 2018 increased when compared to our fiscal year 2017 primarily due to the Price increases 2017, offset by increased food costs and overall expenses. As a percentage of sales, net income for our fiscal year 2018 is 3.24%, as compared to 2.83% for our fiscal year 2017.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During our fiscal year 2018, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

Menu Price Increases and Trends

Effective September 3, 2017 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 4.9% annually and effective September 16, 2017 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 4.0% annually to offset higher food costs and higher overall expenses. Prior to these increases, we previously raised menu prices in the second quarter of our fiscal year 2016. During the next twelve months, if demand for our restaurant and bar offerings remain substantially similar to the demand during our fiscal year 2018, (excluding restaurant and bar sales from our Store #19 which we expect will be closed for our entire fiscal year 2019 due to the fire subsequent to the end of our fiscal year 2018), of which there can be no assurance, we expect that restaurant and bar sales, as well as gross profit for food and bar operations should remain substantially the same. We anticipate that our package liquor store sales will continue to increase, (excluding package liquor store sales from our Store #19 which we expect will be closed for our entire fiscal year 2019 due to the fire subsequent to the end of our fiscal year 2018), while gross profit margin for package liquor store sales will decrease.

Other than the rebuilding of Store #19, we do not have a new “Flanigan’s Seafood Bar and Grill” restaurant in the development stage, but continue to search for new locations to open restaurants and thereby expand our business. As of the end of our fiscal year 2017 we abandoned our attempt to expand “The Whale’s Rib” restaurant concept that we manage in Deerfield Beach, Florida through the opening of a new restaurant in Miami, Florida due to our inability to get all necessary governmental approvals. As a result, as of the end of our fiscal year 2017, we wrote off approximately $54,000 in expenses incurred applying for governmental approvals to expand “The Whale’s Rib” restaurant concept in Miami, Florida.

We are not actively searching for locations for the operation of new package liquor stores, but when our attempt to expand “The Whale’s Rib” restaurant concept in Miami, Florida was abandoned, we decided that the space we had targeted for the “The Whales Rib” would be ideal for the operation of a package liquor store and during the fourth quarter of our fiscal year 2018, we received governmental approval to operate a package liquor store. It is anticipated that the new package liquor store will be open for business during the third quarter of our fiscal year 2019.

Liquidity and Capital Resources

We fund our day to day operations through cash generated from operations. As of September 29, 2018, we had cash of approximately $13,414,000, an increase of $3,529,000 from our cash balance of $9,885,000 as of September 30, 2017. Our cash increased during the first quarter of our fiscal year 2018, because we borrowed $3.50 million from our Credit Line just prior to its conversion to the Term Loan on December 28, 2017. During the second quarter of our fiscal year 2018, we paid on March 30, 2018 a dividend of $.25 per share and during the fourth quarter of our fiscal year 2018, we also purchased the real property and improvements which are contiguous to the real property we own where our franchised restaurant located at 1479 E. Commercial Boulevard, Fort Lauderdale, Florida (Store #15) operates for $550,000 cash at closing. We believe that our current cash availability from our cash on hand, positive cash flow from operations and borrowed funds will be sufficient to fund our operations and planned capital expenditures for at least the next twelve months.

Cash Flows

	Fiscal Years
	2018	2017
	(in thousands)
Net cash and cash equivalents
provided by operating activities	$9,959,000	$8,254
Net cash and cash equivalents
used in investing activities	(5,206,000)	(7,053)
Net cash and cash equivalents
used in financing activities	(1,224)	(1,490)
Net increase (decrease)
in cash and equivalents	3,529	(289)
Cash and equivalents,
beginning of year	9,885	10,174
Cash and equivalents,
end of year	$13,414	$9,885

During our fiscal year 2018, our Board of Directors declared a cash dividend of 25 cents per share which was paid on March 30, 2018 to shareholders of record as of March 16, 2018. During our fiscal year 2017, our Board of Directors declared a cash dividend of 20 cents per share which was paid on March 31, 2017 to shareholders of record as of March 17, 2017. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant. There can be no assurances that any future dividends will be paid.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. We acquired property and equipment of $5,511,000, (of which $81,000 was for the purchase of a vehicle for debt; $2,486,000 was for construction in progress; and $146,000 was deposits recorded in other assets as of September 30, 2017), during our fiscal year 2018, which amount included $446,000 for renovations to four(4) existing Company owned restaurants. We acquired property and equipment of $7,220,000, (of which $24,000 was for the purchase of a vehicle for debt; $2,419,000 was for construction in progress; and $489,000 was deposits recorded in other assets as of October 1, 2016), during our fiscal year 2017, which amount included $2.475 million for the purchase of real property, $1,272,000 for construction and redevelopment of a new package store on the same, $635,000 for the construction of a catering kitchen and $428,000 for renovations to four (4) existing Company owned restaurant and two (2) existing Company owned package liquor stores. We anticipate the cost of this refurbishment in our fiscal year 2019 will be approximately $450,000, which funds will be provided from operations.

Debt

As of September 29, 2018, the end of our fiscal year 2018, we had long term debt of $14,576,000, as compared to $12,398,000 as of September 30, 2017. Our long term debt increased as of September 29, 2018 as compared to September 30, 2017 due to the $3,500,000 we borrowed on our Credit Line (now included as part of the Term Loan). As of September 29, 2018, we are in compliance with the covenants of all loans with our lender.

We repaid long term debt, including auto loans, financed insurance premiums and mortgages in the amount of $2,500,000 and $1,793,000 in our fiscal years 2018 and 2017, respectively.

(a) Revolving Credit Line/Term Loan

During the first quarter of our fiscal year 2017, we closed on a secured revolving line of credit from an unaffiliated third party lender which, subject to certain conditions, entitled us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”). From December 28, 2016 through December 28, 2017, we were obligated to pay interest only on the outstanding balance under the Credit Line, at a rate of LIBOR, Daily Floating Rate, plus 2.25%, per annum. During the second quarter of our fiscal year 2017, we entered into an interest rate swap agreement to hedge the interest rate risk when the unpaid principal balance under the Credit Line converted to a term loan on December 28, 2017 and our repayment obligations there under became amortizable over a five year period, payable in equal monthly installments of principal and interest at the rate of 4.65% per annum, with any outstanding principal balance and all accrued but unpaid interest due on December 28, 2022, (the “Term Loan”). We granted our lender a first priority security interest in substantially all of our personal property assets to secure our repayment obligations under this loan. During the second quarter of our fiscal year 2017, we borrowed $2.0 million on the Credit Line and during the first quarter of our fiscal year 2018, we borrowed the balance of the Line of Credit, ($3.5 million). As of December 21, 2017, we had no credit available under the Credit Line and on December 28, 2017 the entire principal balance under the Credit Line ($5,500,000) converted to the Term Loan. As of the end of our fiscal year 2018, $4,675,000 was outstanding on the Term Loan.

(b) Financed Insurance Premiums

During our fiscal year 2018, we financed the premiums on the following three (3) property and general liability insurance policies, totaling approximately $1.33 million, which property and general liability insurance includes coverage for our franchises which are not included in our consolidated financial statements:

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

As of September 29, 2018, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $211,000.

Construction Contracts

On June 14, 2017, we entered into an agreement with a third party unaffiliated general contractor to renovate our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) for a total contract price of $880,000. The renovations include, but are not limited to the construction of a new kitchen and the expansion of the restaurant into our former package liquor store location. During our fiscal year 2018, we agreed to change orders which had the effect of increasing the total contract price for the renovation to $1,059,000, of which $830,000 has been paid.

During our fiscal year 2018, we entered into two agreements with a third party unaffiliated general contractor for design and development services for a total contract price of $127,000 (the “$127,000 Contract”) and $174,000 (the “$174,000 Contract”). The $127,000 Contract provides for design and development services for the construction of a new building (the “New Building”) on a parcel of real property which we own which is adjacent to the real property where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operates. The $174,000 Contract provides for design and development services for the renovation of the existing building which currently houses the combination package liquor store and restaurant. If we complete the construction of the New Building and the renovation of the existing building, we currently plan to re-locate our package liquor store located at the property to the New Building and to operate the restaurant located at the property in the renovated and expanded existing building. During our fiscal year 2018, we agreed to change orders which had the effect of increasing the total contract price for the $127,000 Contract to $138,000, of which $88,000 has been paid and increasing the total contract price for the $174,000 Contract to $187,000, of which $110,000 has been paid.

Subsequent to the end of our fiscal year 2018, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) was damaged by a fire which caused it to be closed. The renovation of the restaurant has been changed to a re-build and during our fiscal year 2019, the building will be demolished in anticipation of re-building the same. The $174,000 Contract will be terminated with payment of the balance of a yet to be agreed modified contract price representing payment for all work done by the third party unaffiliated general contractor to the date of termination.

During our fiscal year 2018, we entered into an agreement with a third party unaffiliated general contractor to renovate and add an outdoor patio area to the front of our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20) for a total contract price of $912,000. During our fiscal year 2018, we agreed to change orders which had the effect of decreasing the total contract price for the renovation to $869,000, of which, as of the end of our quarter fiscal 2018, we have paid $560,000.

Subsequent to the end of our fiscal year 2018, we entered into an agreement with a third party unaffiliated design group for design and development services for a contract price of $356,000 (the “$356,000 Contract”). The $356,000 Contract provides for design and development services for the construction of two (2) new buildings on the real property which we own where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale Beach, Florida, (Store #31) operates. Our plan for the real property is to (i) demolish the building which currently houses our combination package liquor store and restaurant, (ii) build two new buildings, one of which will house our package liquor store and the other of which will house our restaurant; and (iii) enter into a ground lease with an existing retail tenant for a parcel of land which will not be improved by the two buildings.

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants, on November 15, 2018, we entered into a purchase agreement with our current rib supplier, whereby we agreed to purchase approximately $5,888,000 of baby back ribs during calendar year 2019 from this vendor at a fixed cost.

While we anticipate purchasing all of our rib supply from this vendor, we believe there are several other alternative vendors available, if needed.

Purchase of Limited Partnership Interests

During our fiscal year 2018, we purchased from one limited partner (who is not an officer, director or family member of officers or directors) a limited partnership interest of 0.21% in a limited partnership which owns a restaurant, for a purchase price of $1,600. During our fiscal year 2017, we did not purchase any limited partnership interests.

Working capital

The table below summarizes our current assets, current liabilities and working capital as of the end of our fiscal years 2018 and 2017:

	Sept. 29	Sept. 30
(in thousands)	2018	2017

Current assets	$19,025	$14,640

Current liabilities	13,310	11,011

Working capital	5,715	3,629

Our working capital increased by 57.48% as of September 29, 2018 from September 30, 2017 primarily due to the $3,500,000 we borrowed against our Credit Line during our fiscal year 2018 prior to the Credit Line converting to the Term Loan. During our fiscal year 2018, we used working capital of approximately $2,157,000 towards the renovation of our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida. We also used $550,000 to fund the purchase price of our acquisition of the real property and improvements contiguous to the real property we own where our franchised restaurant located at 1479 E. Commercial Boulevard, Fort Lauderdale, Florida (Store #15) operates. During our fiscal year 2017, we used working capital of approximately $1,272,000 to build a new building on a parcel of real property we own which is near our combination package liquor store and restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) and re-located our package liquor store to the new building. We also used $2,475,000, ($2,000,000 of which was drawn on our Credit Line), to fund the purchase price of our acquisition of the vacant real property which is contiguous to the real property we own where our new package liquor store located at 13185 Biscayne Boulevard, North Miami, Florida, (Store #20P) and our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20R) operate. We also used $635,000 for the construction of a catering kitchen adjacent to our restaurant located at 2600 Davie Boulevard, Fort Lauderdale, Florida.

During our fiscal year 2019, we plan to use certain of the borrowed funds to complete the renovation and expansion of our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida. There can be no assurances as to the timing for us to complete the renovation and expansion of the restaurant. We also plan to use certain of the borrowed funds and insurance proceeds to construct a new building on a parcel of real property which we own which is adjacent to the real property where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) operated into which we plan to re-locate our package liquor store and to re-build the restaurant. There can be no assurances as to the timing for us to construct the new building and re-build the restaurant.

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that our cash on hand, positive cash flow from operations and funds available from our Term Loan will adequately fund operations, debt reductions and planned capital expenditures throughout our fiscal year 2019.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Recently Adopted and Recently Issued Accounting Pronouncements

Adopted

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that all deferred tax liabilities and tax assets be classified as non-current in a classified balance sheet, rather than separating such deferred taxes into current and non-current amounts, as is required under current guidance. ASU 2015-17 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2016 and may be applied either prospectively or retrospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. These standards are effective for the Company in the first quarter of our fiscal year 2019. We have performed an assessment of the new standard for each type of revenue contract with our customers and determined that the adoption of this guidance will not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes all existing guidance on accounting for leases in ASC Topic 840.  ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet.  ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which will require us to adopt these provisions in the first quarter of our fiscal year 2020.  Early adoption is permitted.  ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief.  We expect the adoption of the new guidance will have a material impact on our consolidated balance sheets due to recognition of the right-of-use asset and the lease liability related to our current operating leases. The process of evaluating the full impact of the new guidance of our consolidated financial statements and disclosures is ongoing, but we anticipate the initial evaluation of the impact will be completed by the second quarter of our fiscal year 2019.

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

Consolidation of Limited Partnerships

As of September 29, 2018, we operate eight (8) restaurants as general partner of the limited partnerships that own the operations of these restaurants. We expect that any expansion which takes place in opening new restaurants will also result in us operating the restaurants as general partner. In addition to the general partnership interest we also purchased limited partnership units ranging from 5% to 49% of the total units outstanding. As a result of these controlling interests, we consolidate the operations of these limited partnerships with ours despite the fact that we do not own in excess of 50% of the equity interests. All intercompany transactions are eliminated in consolidation. The non-controlling interests in the earnings of these limited partnerships are removed from net income and are not included in the calculation of earnings per share.

Income Taxes

FASB ASC Topic 740 – Income Taxes, requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss and tip credit carryforwards to the extent that realization of said benefits is more likely than not. For discussion regarding our carryforwards refer to Note 9 to the consolidated financial statements for our fiscal year 2018.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As part of our ongoing operations, we are exposed to interest rate fluctuations on our borrowings. As more fully described in Note 12 “Fair Value Measurements of Financial Instruments” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for our fiscal year ended September 29, 2018, we use interest rate swap agreements to manage these risks. These instruments are not used for speculative purposes but are used to modify variable rate obligations into fixed rate obligations.

At September 29, 2018, we had three variable rate debt instruments outstanding that are impacted by changes in interest rates. The interest rate of all three variable rate debt instruments is equal to the lender’s LIBOR Rate plus two and one-quarter percent (2.25%) per annum. The debt instruments further provide that the “LIBOR Rate” is a rate of interest equal to the British Bankers Association LIBOR Rate or successor thereto approved by the lender if the British Bankers Association is no longer making a LIBOR rate available. In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”). In January, 2013, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”). In December, 2016, we closed on a secured revolving line of credit which entitled us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”), which on December 28, 2017 converted to the term loan (the “Term Loan”).

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following three (3) interest rate swap agreements:

(i)        The first interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 million Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at September 29, 2018, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

(ii)        The second interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at September 29, 2018, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(iii)        The third interest rate swap agreement entered into in December, 2016 relates to the Credit Line (the “Line of Credit Swap”). The Line of Credit Swap requires us to pay interest for a five (5) year period, commencing December 28, 2017 at a fixed rate of 4.65% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at September 29, 2018, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

At September 29, 2018, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

There is no assurance that interest rates will increase or decrease over our next fiscal year or that an increase will not have a material adverse effect on our operations.

Item 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and supplementary data are on pages F-1 through F-6.

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

Management’s Assessment on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's internal control over financial reporting.  This evaluation was based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 29, 2018, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 29, 2018, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2018 fiscal year. The information under the heading “Executive Officers” in Part I of this Form 10-K is also incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2018 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2018 fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2018 fiscal year.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2018 fiscal year.

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

Item 16. Form 10-K Summary

None.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2	Plan of Reorganization, Amended Disclosure Statement, Amended Plan of Reorganization, Modification of Amended Plan of Reorganization, Second Modification of Amended Plan of Reorganization, Order Confirming Plan of Reorganization	SB-2	5/5/87	2

3	Restated Articles of Incorporation, adopted January 9, 1984	10-K	12/29/82	3

10(a)(1)	Employment Agreement with Joseph G. Flanigan*	DEF14A	1/27/1988	10(a)(1)

10(a)(2)	Form of Employment Agreement between Joseph G. Flanigan and the Company (as ratified and amended by the stockholders at the 1988 annual meeting is incorporated herein by reference).*	10-K		10(a)(1)

10(c)	Consent Agreement regarding the Company's Trademark Litigation	8-K	4/10/1985	10( c)

10(d)	King of Prussia(#850)Partnership Agreement*	8-K	4/10/1985	10(d)

10(o)	Management Agreement for Atlanta, Georgia, (#600)*	10-K	10/3/1992	10(o)

10(p)	Settlement Agreement with Former Vice Chairman of the Board of Directors (re #5)	10-K	10/3/1992	10(p)

10(q)	Hardware Purchase Agreement and Software License Agreement for restaurant point of sale system.	10-KSB	10/2/1993	10(q)

10(a)(3)	Key Employee Incentive Stock Option Plan	DEF14A	1/26/1994	10(a)(3)

10( r)	Limited Partnership Agreement of CIC Investors #13, Ltd,. between Flanigan's Enterprises, Inc., as General Partner and fifty percent owner of the limited partnership, and Hotel Properties, LTD. *	10-KSB	9/30/1995	10(r)

10(s)	Form of Franchise Agreement between Flanigan's Enterprises, Inc. and Franchisees.*	10-KSB	9/30/1995	10(s)

10(t)	Licensing Agreement between Flanigan's Enterprises, Inc. and James B. Flanigan, dated November 4, 1996, for non-exclusive use of the servicemark "Flanigan's" in the Commonwealth of Pennsylvania. *	10-KSB	9/28/1996	10(t)

10(u)	Limited Partnership Agreement of CIC Investors #15 Ltd., dated March 28, 1997, between B.D. 15 Corp. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as a limited partner owning twenty five percent of the limited partnership. *

		10-KSB	9/27/1997	10(u)

10(v)	Limited Partnership Agreement of CIC Investors #60 Ltd., dated July 8, 1997, between Flanigan's Enterprises, Inc., as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning forty percent of the limited partnership. *	10-KSB	9/27/1997	10(v)

10(w)	Stipulated Agreed Order of Dismissal upon Mediation with former franchisee.	10-KSB	9/27/1997	10(w)

10(x)	Limited Partnership Agreement of CIC Investors #70, Ltd. dated February 1999 between Flanigan's Enterprises, Inc. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning forty percent of the limited partnership. *	10-KSB	10/02/1999	10(x)

10(y)	Limited Partnership Agreement of CIC Investors #80, Ltd., dated May 2001, between Flanigan's Enterprises, Inc. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc., as limited partner owning twenty five percent of the limited partnership. *	10-KSB	9/29/2001	10(y)

10(z)	Limited Partnership Agreement of CIC Investors #95, Ltd., dated July 2001, between Flanigan's Enterprises, Inc., as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning twenty eight percent of the limited partnership. *	10-KSB	9/29/2001	10(z)

10(bb)	Limited Partnership Agreement of CIC Investors #65, Ltd., dated June 24, 2004, between Flanigan’s Enterprises, Inc., as General Partner, and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning twenty six percent of the limited partnership. *	10-K	10/2/2004	10(bb)

10(cc)	Amended and Restated Limited Partnership Certificate and Agreement of CIC Investors #13, Ltd., dated March 1, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning thirty nine percent of the limited partnership. *	10-K	9/30/2006	10(cc)

10(dd)	Limited Partnership Agreement of CIC Investors #50, Ltd., dated October 17, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning sixteen percent of the limited partnership. *	10-K	9/29/2007	10(dd)

10(ee)	Limited Partnership Agreement of CIC Investors #55, Ltd., dated December 12, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning forty eight percent of the limited partnership. *	10-K	9/29/2007	10(ee)
10(ff)

Limited Partnership Agreement of CIC Investors #90, Ltd., dated January 18, 2012, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning five percent of the limited partnership. *

		10-K	9/29/2012	10(ff)
13	Registrant's Form 10-K constitutes the Annual Report to Shareholders for the fiscal year ended September 29, 2018.				X

21(a)	Company's subsidiaries are set forth in this Annual Report on Form 10-K.				X

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended of Chief Executive Officer.				X

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended of Chief Financial Officer.				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.				X

*	Compensatory plan or arrangement.

List of XBRL documents as exhibits 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flanigan's Enterprises, Inc.
Registrant

By:	/s/ JAMES G. FLANIGAN II
JAMES G. FLANIGAN II
Chief Executive Officer
Date: 12/21/2018

By:	/s/ JEFFREY D. KASTNER
JEFFREY D. KASTNER
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)
Date: 12/21/2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

/s/ JAMES G. FLANIGAN II	Chairman of the Board,	Date: 12/21/2018
James G. Flanigan II	Chief Executive Officer,
and Director

/s/ JEFFREY D. KASTNER	Chief Financial Officer,	Date: 12/21/2018
Jeffrey D. Kastner	Secretary and Director

/s/ AUGIE BUCCI	Chief Operating Officer	Date: 12/21/2018
Augie Bucci	and Director

/s/ MICHAEL B. FLANIGAN	Director	Date: 12/21/2018
Michael B. Flanigan

/s/ PATRICK J. FLANIGAN	Director	Date: 12/21/2018
Patrick J. Flanigan

/s/ CHRISTOPHER O’NEIL	Vice President of Package	Date: 12/21/2018
Christopher O’Neil	Operations and Director

/s/ MARY ELIZABETH BENNETT	Director	Date: 12/21/2018
Mary Elizabeth Bennett

/s/ CHRISTOPHER J. NELMS	Director	Date: 12/21/2018
Christopher J. Nelms

/s/ JOHN P. FOSTER	Director	Date: 12/21/2018
John P. Foster

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 29, 2018 AND SEPTEMBER 30, 2017

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Flanigan's Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flanigan's Enterprises, Inc. and Subsidiaries (the "Company") as of September 29, 2018 and September 30, 2017, the related consolidated statements of income, stockholders' equity and cash flows for each of the 2 years in the period ended September 29, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2018 and September 30, 2017, and the results of its operations and its cash flows for each of the 2 years in the period ended September 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 1999.

Fort Lauderdale, FL

December 21, 2018

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 29, 2018 AND SEPTEMBER 30, 2017

 (rounded to the nearest thousandth, except share amounts)

ASSETS	2018	2017
Current Assets:
Cash and cash equivalents	$13,414,000	$9,885,000
Prepaid income taxes	257,000	67,000
Other receivables	474,000	496,000
Inventories	3,223,000	2,842,000
Prepaid expenses	1,657,000	1,350,000
Total current assets	19,025,000	14,640,000

Property and Equipment, Net	42,350,000	42,178,000
Construction in progress	3,013,000	527,000
	45,363,000	42,705,000

Investment in Limited Partnership	251,000	237,000

Other Assets:
Liquor licenses	630,000	630,000
Deferred tax assets	612,000	1,298,000
Leasehold interests, net	417,000	538,000
Other	967,000	461,000
Total other assets	2,626,000	2,927,000
Total assets	$67,265,000	$60,509,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$9,219,000	$8,066,000
Due to franchisees	2,054,000	1,781,000
Current portion of long-term debt	1,963,000	1,076,000
Deferred rent	74,000	88,000
Total current liabilities	13,310,000	11,011,000

Long-Term Debt, Net of Current Portion	12,613,000	11,322,000

Commitments and Contingencies

Equity:
Flanigan's Enterprises, Inc. stockholders' equity
Common stock, $.10 par value; 5,000,000 shares authorized; 4,197,642 shares
issued; 1,858,647 outstanding for years ended 2018 and 2017	420,000	420,000
Capital in excess of par value	6,240,000	6,240,000
Retained earnings	34,610,000	31,398,000
Treasury stock, at cost, 2,338,995 shares for the years
ended 2018 and 2017	(6,077,000)	(6,077,000)
Total Flanigan's Enterprises, Inc. stockholders' equity	35,193,000	31,981,000
Noncontrolling interests	6,149,000	6,195,000
Total equity	41,342,000	38,176,000
Total liabilities and equity	$67,265,000	$60,509,000

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

 Years Ended September 29, 2018 and September 30, 2017

 (rounded to the nearest thousandth, except share and per share amounts)

	2018	2017
Revenues:
Restaurant food sales	$70,545,000	$66,917,000
Restaurant bar sales	21,760,000	20,476,000
Package store sales	18,559,000	16,842,000
Franchise-related revenues	1,652,000	1,592,000
Owner's fee	138,000	150,000
Other operating income	217,000	233,000
Rental income	626,000	612,000
	113,497,000	106,822,000
Costs and Expenses:
Cost of merchandise sold:
Restaurants and lounges	32,133,000	31,607,000
Package goods	13,379,000	12,034,000
Payroll and related costs	34,868,000	32,795,000
Occupancy costs	5,726,000	5,432,000
Selling, general and administrative expenses	19,947,000	18,696,000
	106,053,000	100,564,000

Income from Operations	7,444,000	6,258,000

Other Income (Expense):
Interest expense	(753,000)	(600,000)
Interest and other income	70,000	102,000
	(683,000)	(498,000)

Income Before Provision for Income Taxes	6,761,000	5,760,000

Provision for Income Taxes	(1,371,000)	(1,370,000)

Net Income	5,390,000	4,390,000

Less: Net Income Attributable to Noncontrolling Interests	(1,713,000)	(1,370,000)

Net Income Attributable to Flanigan's Enterprises, Inc. Stockholders	$3,677,000	$3,020,000

Net Income Per Common Share:
Basic and Diluted	$1.98	$1.63

Weighted Average Shares and Equivalent Shares Outstanding:
Basic and Diluted	1,858,647	1,858,647

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 29, 2018 AND SEPTEMBER 30, 2017

 (rounded to nearest thousandth, except  share amounts)

	Common Stock		Capital in		Treasury Stock
			Excess of	Retained			Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, October 1, 2016	4,197,642	$420,000	$6,240,000	$28,750,000	2,338,995	$(6,077,000)	$6,986,000	$36,319,000

Year Ended September 30, 2017:
Net income	—	—	—	3,020,000	—	—	1,370,000	4,390,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,161,000)	(2,161,000)
Dividends paid	—	—	—	(372,000)	—	—	—	(372,000)
Balance, September 30, 2017	4,197,642	420,000	6,240,000	31,398,000	2,338,995	(6,077,000)	6,195,000	38,176,000

Year Ended September 29, 2018:
Net income	—	—	—	3,677,000	—	—	1,713,000	5,390,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,757,000)	(1,757,000)
Dividends paid	—	—	—	(465,000)	—	—	—	(465,000)
Purchase of noncontrolling interests	—	—	—	—	—	—	(2,000)	(2,000)
Balance, September 29, 2018	4,197,642	$420,000	$6,240,000	$34,610,000	2,338,995	$(6,077,000)	$6,149,000	$41,342,000

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 29, 2018 AND SEPTEMBER 30, 2017

(rounded to nearest thousandth)

	2018	2017
Cash Flows from Operating Activities:
Net income	$5,390,000	$4,390,000
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,682,000	2,545,000
Amortization of leasehold interests	121,000	122,000
Gain/loss on sale/abandonment of property and equipment	80,000	50,000
Amortization of deferred loan costs	40,000	40,000
Deferred income taxes	686,000	(55,000)
Deferred rent	(14,000)	(14,000)
Income from unconsolidated limited partnership	(49,000)	(45,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid income taxes	(190,000)	113,000
Due from franchisees	—	62,000
Other receivables	22,000	131,000
Inventories	(381,000)	(209,000)
Prepaid expenses	1,012,000	1,123,000
Other assets	25,000	42,000
Increase (decrease) in:
Accounts payable and accrued expenses	262,000	276,000
Due to franchisees	273,000	(317,000)
Net cash and cash equivalents provided by operating activities	9,959,000	8,254,000

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,798,000)	(4,288,000)
Purchase of construction in progress	(1,857,000)	(2,419,000)
Deposit on purchase of fixed assets	(677,000)	(439,000)
Proceeds from sale of fixed assets	91,000	73,000
Distributions from unconsolidated limited partnership	35,000	20,000
Net cash and cash equivalents used in investing activities	(5,206,000)	(7,053,000)

Cash Flows from Financing Activities:
Payments of long-term debt	(2,500,000)	(1,793,000)
Deferred loan costs	—	(86,000)
Proceeds from long-term debt	3,500,000	2,922,000
Dividends paid	(465,000)	(372,000)
Distributions to noncontrolling interests	(1,757,000)	(2,161,000)
Purchase of noncontrolling interests	(2,000)	—
Net cash and cash equivalents used in financing activities	(1,224,000)	(1,490,000)

Net Increase (Decrease) in Cash and Cash Equivalents	3,529,000	(289,000)

Cash and Cash Equivalents, Beginning	9,885,000	10,174,000

Cash and Cash Equivalents, Ending	$13,414,000	$9,885,000

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

(rounded to nearest thousandth)

	2018	2017

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$753,000	$600,000
Income taxes	$875,000	$1,149,000

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,057,000	$1,199,000
Purchase deposits transferred to property and equipment	$146,000	$489,000
Construction in progress transferred to property and equipment	$—	$1,907,000
Purchase of vehicles in exchange for debt	$81,000	$24,000
Construction in progress included in accruals	$629,000	$—

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 29, 2018 AND SEPTEMBER 30, 2017

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Capitalization

The Company was incorporated in 1959 and operates in South Florida as a chain of full-service restaurants and package liquor stores. Restaurant food and beverage sales make up the majority of our total revenue. As of September 29, 2018, we (i) operated 26 units consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and (ii) franchised an additional five units, consisting of two restaurants, (one of which we operate) and three combination restaurants/package liquor stores. The foregoing excludes an adult entertainment club which we owned but did not operate which was permanently closed on September 20, 2018 when the Federal Court upheld recently enacted local legislation which prohibited the operation of the club as then operated. With the exception of one restaurant we operate under the name “The Whale’s Rib”, and in which we do not have an ownership interest, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

The Company’s Articles of Incorporation, as amended, authorize us to issue and have outstanding at any one time 5,000,000 shares of common stock at a par value of $0.10 per share.

We operate under a 52-53 week year ending the Saturday closest to September 30. Our fiscal years 2018 and 2017 are each comprised of a 52-week period.

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

Our estimated useful lives range from three to five years for vehicles, and three to seven years for furniture and equipment. Leasehold improvements are currently being amortized over the shorter of the life of the lease or the life of the asset up to a maximum of 20 years. Our building and building improvements of our corporate offices in Fort Lauderdale, Florida; our building and building improvements of our construction office/warehouse in Fort Lauderdale, Florida; our combination restaurant and package liquor stores in Hallandale, Florida and Hollywood, Florida; our restaurants in N. Miami, Florida and Fort Lauderdale, Florida; our package liquor store in N. Miami, Florida, our shopping center in Miami, Florida and property in Fort Lauderdale, Florida, all of which we own, are being depreciated over forty years.

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

Major Suppliers

Throughout our fiscal years 2018 and 2017, we purchased substantially all of our food products from one major supplier pursuant to a master distribution agreement which entitled us to receive certain purchase discounts, rebates and advertising allowances that are recorded as a reduction of cost of merchandise sold in periods in which they are earned. Subsequent to the end of our fiscal year 2018, we entered into a new master distribution agreement with the same major supplier for a period of five years commencing January 1, 2019 under substantially the same terms and conditions. We believe that several other alternative vendors are available, if necessary.

Throughout our fiscal years 2018 and 2017, we purchased the majority of our alcoholic beverages from three local distributors. Each distributor has exclusive rights from the manufacturers to sell specific brands in given areas, so unless the exclusive distribution rights are transferred to another vendor, there are no alternate distributors available.

Revenue Recognition

We record revenues from normal recurring sales upon the sale of food and beverages and the sale of package liquor products. We report our sales net of sales tax. Continuing royalties, which are a percentage of net sales of franchised stores, are accrued as income when earned.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pre-opening Costs

Our pre-opening costs are those typically associated with the opening of a new restaurant and generally include payroll costs associated with the new restaurant opening, rent and promotional costs. We expense pre-opening costs as incurred. During our fiscal years 2018 and 2017, we reported none.

Advertising Costs

Our advertising costs are expensed as incurred. Advertising costs incurred during our fiscal years ended September 29, 2018 and September 30, 2017 were approximately $433,000 and $185,000 respectively.

General Liability Insurance

We have general liability insurance which incorporates a semi-self-insured plan under which we assume the full risk of the first $50,000 of exposure per occurrence, while the limited partnerships assume the full risk of the first $10,000 of exposure per occurrence. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During our fiscal years ended September 29, 2018 and September 30, 2017, we were able to purchase excess liability insurance, whereby our excess insurance carrier is responsible for $6,000,000 coverage above our primary general liability insurance coverage. With the exception of one (1) limited partnership which has higher general liability insurance coverage to comply with the terms of its lease for the business premises, we are un-insured against liability claims in excess of $7,000,000 per occurrence and in the aggregate.

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

We follow the provisions regarding Accounting for Uncertainty in Income Taxes, which require the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing and the current and prior three years remain subject to examination as of September 29, 2018. We do not expect that unrecognized tax benefits will increase within the next twelve months. We recognize accrued interest and penalties related to uncertain tax positions as income tax expense.

On December 22, 2017 the Tax Cuts and Jobs Act (the “Act”) was signed into law, reducing the corporate income tax rate to 21%. Our accounting for the impact of the Act was completed during the thirteen weeks ended December 31, 2017 when we recorded a decrease of approximately $336,000 to our net deferred tax asset, with a corresponding adjustment to deferred income tax expense.

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

Recently Adopted and Recently Issued Accounting Pronouncements

Adopted

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that all deferred tax liabilities and tax assets be classified as non-current in a classified balance sheet, rather than separating such deferred taxes into current and non-current amounts, as is required under current guidance. ASU 2015-17 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2016 and may be applied either prospectively or retrospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted and Recently Issued Accounting Pronouncements (Continued)

Issued (Continued)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. These standards are effective for the Company in the first quarter of our fiscal year 2019. We have performed an assessment of the new standard for each type of revenue contract with our customers and determined that the adoption of this guidance will not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes all existing guidance on accounting for leases in ASC Topic 840.  ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet.  ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which will require us to adopt these provisions in the first quarter of our fiscal year 2020.  Early adoption is permitted.  ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief.  We expect the adoption of the new guidance will have a material impact on our consolidated balance sheets due to recognition of the right-of-use asset and the lease liability related to our current operating leases. The process of evaluating the full impact of the new guidance of our consolidated financial statements and disclosures is ongoing, but we anticipate the initial evaluation of the impact will be completed by the second quarter of our fiscal year 2019.

NOTE 2.     PROPERTY AND EQUIPMENT

	2018	2017

Furniture and equipment	$11,784,000	$11,774,000
Leasehold improvements	22,754,000	22,405,000
Land and land improvements	19,662,000	19,555,000
Building and improvements	17,316,000	16,603,000
Vehicles	1,424,000	1,357,000
	72,940,000	71,694,000
Less accumulated depreciation and amortization	30,590,000	29,516,000
	42,350,000	42,178,000
Construction in progress	3,013,000	527,000
	$45,363,000	$42,705,000

Depreciation and amortization expense for the fiscal years ended September 29, 2018 and September 30, 2017 was approximately $2,682,000 and $2,545,000, respectively.

NOTE 3.      LEASEHOLD INTERESTS

	2018	2017

Leasehold interests, at cost	$3,024,000	$3,024,000
Less accumulated amortization	2,607,000	2,486,000
	$417,000	$538,000

Future leasehold amortization as of September 29, 2018 is as follows:

2019	$121,000
2020	96,000
2021	82,000
2022	33,000
2023	22,000
Thereafter	63,000
Total	$417,000

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

As of September 29, 2018, limited partnerships owning seven (7) restaurants, (Surfside, Florida, Kendall, Florida, West Miami, Florida, Pinecrest, Florida, Wellington, Florida, Miami, Florida and Pembroke Pines, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for

NOTE 4.      INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

distribution by the limited partnership. In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our “Flanigan’s Seafood Bar and Grill” service mark, which use is authorized only while we act as general partner. This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears.

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

Wellington, Florida

We are the sole general partner and a 28% limited partner in this limited partnership which has owned and operated a restaurant in Wellington, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since May 27, 2005. 22.4% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. This

NOTE 4. INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

Wellington, Florida (continued)

limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. This entity is consolidated in the accompanying financial statements.

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

Pembroke Pines, Florida

We are the sole general partner and a 23% limited partner in this limited partnership which has owned and operated a restaurant in Pembroke Pines, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 29, 2007. 23.8% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2018, this limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (1/2) of the cash available for distribution by this limited partnership. This entity is consolidated in the accompanying financial statements.

Davie, Florida

We are the sole general partner and a 49% limited partner in this limited partnership which has owned and operated a restaurant in Davie, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since July 28, 2008. 12.3% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2018, this limited partnership has returned to its investors approximately 91.5% of their initial cash invested, increased from approximately 83.0% as of the end of our fiscal year 2017. This entity is consolidated in the accompanying financial statements.

Miami, Florida

We are the sole general partner and a 5% limited partner in this limited partnership which has owned and operated a restaurant in Miami, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since December 27, 2012. 26.8% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members.

NOTE 4.      INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

Miami, Florida (continued)

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

Financial Position:	2018	2017
Current assets	$374,000	$309,000
Non-current assets	651,000	625,000
Current liabilities	198,000	164,000
Operating Results:
Revenues	3,915,000	3,594,000
Gross profit	2,589,000	2,327,000
Net income	197,000	181,000

NOTE 5.      INVESTMENTS IN REAL PROPERTY

Fort Lauderdale, Florida

During the fourth quarter of our fiscal year 2018, we purchased from an unrelated third party the real property and improvements (the “Property”), which is contiguous to the real property we own where our franchised restaurant located at 1479 E. Commercial Boulevard, Fort Lauderdale, Florida (Store #15) operates for $550,000 cash at closing. The improvements on the Property, a quadraplex, are currently rented and will continue to be rented until the Property is needed for parking for the customers of the adjacent franchised restaurant, at which time the quadraplex will be demolished. To fund the cash at closing, we used cash on hand.

NOTE 6.     EXECUTION OF NEW LEASE FOR EXISTING LOCATION

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

NOTE 7.      FINANCED INSURANCE PREMIUMS

During our fiscal year 2018, we financed the premiums on the following three (3) property and general liability insurance policies, totaling approximately $1.33 million, which property and general liability insurance includes coverage for our franchises which are not included in our consolidated financial statements:

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

As of September 29, 2018, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $211,000.

NOTE 8.      LIQUOR LICENSES

Liquor licenses, which are indefinite lived assets, are tested for impairment in September of each of our fiscal years. The fair value of liquor licenses at September 29, 2018, exceeded the carrying amount; therefore, we recognized no impairment loss. The fair value of the liquor licenses was evaluated by comparing the carrying value to recent sales for similar liquor licenses in the County issued. At September 29, 2018 and September 30, 2017, the total carrying amount of our liquor licenses was $630,000. We acquired no liquor licenses in our fiscal year 2018.

NOTE 9.      INCOME TAXES

The components of our provision for income taxes for our fiscal years 2018 and 2017 are as follows:

	2018	2017
Current:
Federal	$428,000	$1,125,000
State	257,000	300,000
Deferred:	685,000	1,425,000
Federal	582,000	(50,000)
State	104,000	(5,000)
	686,000	(55,000)
	$1,371,000	$1,370,000

A reconciliation of income tax computed at the statutory federal rate to income tax expense is as follows:

	2018	2017

Tax provision at the statutory rate	$1,588,000	$1,959,000
Non-controlling interests	(402,000)	(466,000)
State income taxes, net of federal income tax	248,000	185,000
FICA tip credit	(440,000)	(361,000)
True up adjustment	(7,000)	(2,000)
Tax effect of rate change due to Tax Reform	336,000	—
Other permanent items	48,000	55,000
	$1,371,000	$1,370,000

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

The components of our deferred tax assets at September 29, 2018 and September 30, 2017 were as follows:

	2018	2017
Reversal of aged payables	$20,000	$27,000
Capitalized inventory costs	23,000	28,000
Accrued bonuses	270,000	319,000
Accruals for potential uninsured claims	22,000	20,000
Gift cards	106,000	160,000
Limited partnership management fees	(267,000)	(255,000)
Book/tax differences in property and equipment	154,000	552,000
Limited partnership investments	217,000	357,000
Accrued limited retirement	67,000	90,000
Total Deferred Tax Assets	$612,000	$1,298,000

NOTE 10.     DEBT

Long-Term Debt

	2018	2017
Mortgage payable to lender, secured by a first mortgage on real property and improvements, bearing interest at BBA LIBOR – 1 Month +2.25%, (4.506% at September 29, 2018), but with $2,672,000 of the principal amount fixed at 4.51% pursuant to a swap agreement, amortized over 20 years, payable in monthly installments of principal and interest of approximately $23,700, and our current monthly payment of principal and interest as to that portion of the principal amount not fixed by the interest rate swap agreement, ($534,000), is payable at BBA LIBOR – 1 Month + 2.25% interest rate, (4.506% as of September 29, 2018). The entire principal balance and all accrued but unpaid interest is due on November 30, 2019.	$2,981,000	$3,206,000

Mortgage payable to unrelated third party, secured by first mortgage on real property and improvements, bearing interest at 7½%, amortized over 20 years, payable in monthly installments of principal and interest of approximately $15,700, with a balloon payment of approximately $1,331,000 in December, 2022.	1,653,000	1,715,000

Mortgage payable to lender, secured by a first mortgage on real property and improvements, bearing interest at BBA LIBOR – 1 Month +2.25%, (4.506% at September 29, 2018), but with the interest fixed at 4.35% pursuant to a swap agreement, amortized over 20 years, payable in monthly installments of principal and interest of approximately $8,775, with a balloon payment of approximately $858,000 on January 22, 2023.	1,120,000	1,176,000

Revolving credit line/term loan payable to lender, which entitled the Company to borrow, from time to time through December 28, 2017, up to $5,500,000, (the “Credit Line”), secured by a blanket lien on all Company assets, bearing interest through December 28, 2017 at LIBOR – Daily Floating Rate + 2.25%, (4.506% at September 29, 2018). Effective December 28, 2017, an interest rate swap agreement requires us to pay interest for a five (5) year period at a fixed rate of 4.61% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, per annum (4.506% at September 29, 2018) on the same notional principal amount, with a final payment on December 28, 2022. On December 21, 2017, we borrowed the remaining $3,500,000 and on December 28, 2017 the entire principal balance under the Credit Line ($5,500,000) converted to the Term Loan.	4,675,000	2,000,000

Mortgage payable to lender, secured by a first mortgage on real property and improvements, bearing interest at the fixed rate of 4.65% per annum, fully amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $6,384, with a final payment on December 28, 2031.	754,000	794,000

Mortgage payable to a related party, an entity the owners of which include persons who are either our officers, directors or their family members, secured by first mortgage on real property and improvements, bearing interest at 5%, amortized over 15 years, payable in monthly installments of principal and interest of approximately $5,700, with a balloon payment of approximately $457,000 due in March, 2021.	564,000	603,000

Re-financed mortgage in the original principal amount of $840,000, payable to lender, secured by a first mortgage on real property and improvements, bearing interest at the fixed rate of 4.65% per annum, fully amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $6,519, with a final payment on December 28, 2031.	770,000	811,000

Mortgage payable to related party, an entity the owners of which include persons who are either our officers, directors or their family members, secured by first mortgage on real property and improvements, bearing interest at 5%, amortized over 15 years, payable in monthly installments of principal and interest of approximately $4,900, with a balloon payment of approximately $391,000 in May, 2021.	486,000	520,000

Financed insurance premiums, secured by all insurance policies, bearing interest at 3.15% payable in monthly installments of principal and interest in the aggregate amount of $134,000 a month through October 30, 2018.	211,000	192,000

Mortgage payable to related party, an entity the owners of which include persons who are either our officers, directors or their family members, secured by first mortgage on real property and improvements, bearing interest at 5%, amortized over 15 years, payable in monthly installments of principal and interest of approximately $6,000, with a balloon payment of approximately $476,000 due in April, 2021.	589,000	630,000

Mortgage payable to unrelated third party, secured by first mortgage on real property and improvements, bearing interest at 7½%, amortized over 20 years, payable in monthly installments of principal and interest of approximately $7,300, with a final payment due in March, 2034.	796,000	822,000

Other	146,000	138,000

Less unamortized loan costs	(169,000)	(209,000)
	14,576,000	12,398,000
Less current portion	1,963,000	1,076,000
	$12,613,000	$11,322,000

Long-term debt at September 29, 2018 matures as follows:

2019	$1,963,000
2020	4,258,000
2021	2,779,000
2022	1,392,000
2023	2,667,000
Thereafter	1,686,000
$14,745,000
(169,000)
Less unamortized loan costs	$14,576,000

As of September 29, 2018, we are in compliance with the financial covenants of all loans with our lender.

NOTE 11.     COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Construction Contracts

On June 14, 2017, we entered into an agreement with a third party unaffiliated general contractor to renovate our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) for a total contract price of $880,000. The renovations include, but are not limited to the construction of a new kitchen and the expansion of the restaurant into our former package liquor store location. During our fiscal year 2018, we agreed to change orders which had the effect of increasing the total contract price for the renovation to $1,059,000, of which $830,000 has been paid.

During our fiscal year 2018, we entered into two agreements with a third party unaffiliated general contractor for design and development services for a total contract price of $127,000 (the “$127,000 Contract”) and $174,000 (the “$174,000 Contract”). The $127,000 Contract provides for design and development services for the construction of a new building (the “New Building”) on a parcel of real property which we own which is adjacent to the real property where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operates. The $174,000 Contract provides for design and development services for the renovation of the existing building which currently houses the combination package liquor store and restaurant. If we complete the construction of the New Building and the renovation of the existing building, we currently plan to re-locate our package liquor store located at the property to the New Building and to operate the restaurant located at the property in the renovated and expanded existing building. During our fiscal year 2018, we agreed to change orders which had the effect of increasing the total contract price for the $127,000 Contract to $138,000, of which $88,000 has been paid and increasing the total contract price for the $174,000 Contract to $187,000, of which $110,000 has been paid.

Subsequent to the end of our fiscal year 2018, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) was damaged by a fire which caused it to be closed. The renovation of the restaurant has been changed to a re-build and during our fiscal year 2019, the building will be demolished in anticipation of re-building the same. The $174,000 Contract will be terminated with payment of the balance of a yet to be agreed modified contract price, representing payment for all work done by the third party unaffiliated general contractor.

During our fiscal year 2018, we entered into an agreement with a third party unaffiliated general contractor to renovate and add an outdoor patio area to the front of our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20) for a total contract price of $912,000. During our fiscal year 2018, we agreed to change orders which had the effect of decreasing the total contract price for the renovation to $869,000, of which we have paid $560,000.

NOTE 11.      COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Construction Contracts (Continued)

Subsequent to the end of our fiscal year 2018, we entered into an agreement with a third party unaffiliated design group for design and development services for a contract price of $356,000 (the “$356,000 Contract”). The $356,000 Contract provides for design and development services for the construction of two (2) new buildings on the real property which we own where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale Beach, Florida, (Store #31) operates. Our plan for the real property is to (i) demolish the building which currently houses our combination package liquor store and restaurant, (ii) build two new buildings, one of which will house our package liquor store and the other of which will house our restaurant; and (iii) enter into a ground lease with an existing retail tenant for a parcel of land which will not be improved by the two buildings.

Legal Matters

Our sale of alcoholic beverages subjects us to “dram shop” statutes, which allow an injured person to recover damages from an establishment that served alcoholic beverages to an intoxicated person. If we receive a judgment substantially in excess of our insurance coverage or if we fail to maintain our insurance coverage, our business, financial condition, operating results or cash flows could be materially and adversely affected. We currently have two “dram shop” claims which we are defending vigorously.

We are a party to various other claims, legal actions and complaints arising in the ordinary course of our business. It is our opinion that all such matters are without merit or involve such amounts that an unfavorable disposition would not have a material adverse effect on our financial position or results of operations.

Leases

We lease a substantial portion of the land and buildings used in our operations under leases with initial terms expiring between 2019 and 2027. Renewal options are available on many of our leases. Most of our leases are fixed rent agreements. For one Company-owned restaurant/package liquor store combination unit, lease rental is subject to sales overrides ranging from 3% to 4% of annual sales in excess of established amounts. For another Company-owned restaurant, lease rental is subject to sales overrides of 7.3% of annual sales in excess of the base rent paid and another Company-owned restaurant, lease rental is subject to sales overrides of 3.5% of annual sales. For four limited partnership restaurants, lease rentals are subject to sales overrides ranging from 2% to 5.5% of annual sales in excess of the base rent paid. We recognize rent expense on a straight line basis over the term of the lease and percentage rent as incurred.

We have a ground lease for an out parcel in Hollywood, Florida where we constructed a 4,120 square foot stand-alone building, one-half (1/2) of which is used by us for the operation of our Company-owned package liquor store and the other one-half (1/2) of which is subleased to an unrelated third party as retail space. Rent for the retail space commenced January 1, 2005, and we generated approximately $66,000 and $59,000 of revenue from this source during our fiscal years ended September 29, 2018 and September 30, 2017, respectively. Total future

NOTE 11.      COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Leases (Continued)

minimum sublease payments under the non-cancelable sublease are $85,000, including Florida sales tax (currently 5.8%) through December 31, 2019.

Future minimum lease payments, including Florida sales tax (currently 5.8% to 7%) under our non-cancelable operating leases as of September 29, 2018 are as follows:

2019	$3,358,000
2020	2,834,000
2021	2,075,000
2022	1,566,000
2023	877,000
Thereafter	1,812,000
Total	$12,522,000

Total rent expense for all of our operating leases was approximately $3,805,000 and $3,484,000 in our fiscal years 2018 and 2017, respectively, and is included in “Occupancy Costs” in our accompanying consolidated statements of income. This total rent expense is comprised of the following:

	2018	2017

Minimum Base Rent	$3,023,000	$2,679,000
Contingent Percentage Rent	782,000	805,000
Total	$3,805,000	$3,484,000

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants during calendar year 2019, on November 15, 2018, we entered into a purchase agreement with our current rib supplier, whereby we agreed to purchase approximately $5,888,000 of baby back ribs during calendar year 2019 from this vendor at a fixed cost.

While we anticipate purchasing all of our rib supply from this vendor, we believe that several other alternative vendors are available, if necessary.

Franchise Program

At September 29, 2018 and September 30, 2017, we were the franchisor of five units under franchise agreements. Of the five franchised stores, three are combination restaurant/package liquor stores and two are restaurants (one of which we operate). Four franchised stores are owned and operated by related parties as follows:

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

Under the franchise agreements, we provide guidance, advice and management assistance to the franchisees. In addition and for an additional annual fee of approximately $25,000, we also act as fiscal agent for the franchisees whereby we collect all revenues and pay all expenses and distributions. We also, from time to time, advance funds on behalf of the franchisees for the cost of renovations. The resulting amounts receivable from and payable to these franchisees are reflected in the accompanying consolidated balance sheet as either an asset or a liability. We also agree to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. The franchise agreements provide for royalties to us of approximately 3% of gross restaurant sales and 1% of gross package liquor sales. During our fiscal years 2018 and 2017, we earned royalties of $707,000 and $661,000, respectively, from our related franchises. We are not currently offering or accepting new franchises.

Employment Agreement/Bonuses

As of September 29, 2018 and September 30, 2017, we had no employment agreements.

Our Board of Directors approved an annual performance bonus, with 14.75% of the corporate pre-tax net income, plus or minus non-recurring items, but before depreciation and amortization in excess of $650,000 paid to the Chief Executive Officer and 5.25% paid to other members of management. Bonuses for our fiscal years 2018 and 2017 amounted to approximately $1,524,000 and $1,337,000, respectively.

Our Board of Directors also approved an annual performance bonus, with 5% of the pre-tax net income before depreciation and amortization from our restaurants in excess of $1,875,000 and our share of the pre-tax net income before depreciation and amortization from the restaurants owned by the limited partnerships paid to the Chief Operating Officer and 5% paid to the Chief Financial Officer. Bonuses for our fiscal years 2018 and 2017 amounted to approximately $956,000 and $838,000, respectively.

Management Agreements

Atlanta, Georgia

Until September 20, 2018, we owned, but did not operate, an adult entertainment nightclub located in Atlanta, Georgia which operated under the name “Mardi Gras”. We had a management agreement with an unaffiliated third party to manage the club. Under our management agreement, the unaffiliated third party management firm paid us an annual amount, paid monthly, equal to the greater of $150,000 or ten (10%) percent of gross sales from the club, offset by one-half (1/2) of any rental increases, provided our fees would never be less than $150,000 per year. For our fiscal years ended September 29, 2018 and September 30, 2017, we generated $138,000 and $150,000 of revenue, respectively, from the operation of the club. On September 20, 2018, the adult entertainment club was closed permanently when the Federal Court upheld local recently enacted legislation which prohibited the operation of the club as then operated and we will no longer receive any revenue under the management agreement.

Deerfield Beach, Florida

Since January 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The management agreement was amortized on a straight line basis over the life of the initial term of the agreement, ten (10) years. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant. During the third quarter of our fiscal year 2011, the term of the management agreement was extended through January 9, 2036. For the fiscal years ended September 29, 2018 and September 30, 2017, we generated $380,000 and $425,000 of revenue respectively, from providing these management services.

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

NOTE 12.      FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

(Continued)

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

Interest Rate Swap Agreements

At September 29, 2018, we had three variable rate debt instruments outstanding that are impacted by changes in interest rates. In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”). In January, 2013, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”). In December, 2016, we closed on a secured revolving line of credit which entitled us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”), which on December 28, 2017 converted to the term loan (the “Term Loan”).

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

amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at September 29, 2018, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(ii) The second interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at September 29, 2018, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(iii) The third interest rate swap agreement entered into in December, 2016, which becomes effective December 28, 2017, relates to the Credit Line (the “Line of Credit Swap”). The Line of Credit Swap requires us to pay interest for a five (5) year period, commencing December 28, 2017 at a fixed rate of 4.61% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at September 29, 2018, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

NOTE 13.     COMMON STOCK

Treasury Stock

Purchase of Common Shares

During our fiscal years 2018 and 2017, we did not purchase any shares of our common stock. As of September 29, 2018, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors on May 17, 2007. Our current repurchase plan has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions, up to a purchase price of price of $15 per share.

NOTE 14.      BUSINESS SEGMENTS

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for our fiscal years ended 2018 and 2017, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

Operating Revenues:	2018	2017
Restaurants	$92,305,000	$87,393,000
Package stores	18,559,000	16,842,000
Other revenues	2,633,000	2,587,000
Total operating revenues	$113,497,000	$106,822,000

Income from Operations Reconciled to Income after Income Taxes and Net Income Attributable to Noncontrolling Interests:
Restaurants	$9,977,000	$8,659,000
Package stores	972,000	1,028,000
	10,949,000	9,687,000
Corporate expenses, net of other revenues	(3,505,000)	(3,429,000)
Income from Operations	7,444,000	6,258,000
Interest expense	(753,000)	(600,000)
Interest and Other Income	70,000	102,000
Income before provision for income taxes	$6,761,000	$5,760,000
Provision for Income Taxes	(1,371,000)	(1,370,000)
Net Income	5,390,000	4,390,000
Net Income Attributable to Noncontrolling Interests	(1,713,000)	(1,370,000)
Net Income Attributable to Flanigan’s Enterprises, Inc, Stockholders	$3,677,000	$3,020,000

Identifiable Assets:
Restaurants	$30,963,000	$28,089,000
Package store	10,127,000	9,684,000
	41,090,000	37,773,000
Corporate	26,175,000	22,736,000
Consolidated Totals	$67,265,000	$60,509,000

Capital Expenditures
Restaurants	$3,980,000	$4,592,000
Package stores	352,000	2,119,000
	4,332,000	6,711,000
Corporate	1,179,000	509,000
Total Capital Expenditures	$5,511,000	$7,220,000

Depreciation and Amortization:
Restaurants	$2,181,000	$2,115,000
Package stores	274,000	216,000
	2,455,000	2,331,000
Corporate	348,000	336,000
Total Depreciation and Amortization	$2,803,000	$2,667,000

NOTE 15.      QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of our unaudited quarterly results of operations for the quarters in our fiscal years 2018 and 2017.

	Quarter Ended
	Dec. 30, 2017	March 31, 2018	June 30, 2018	Sept. 29, 2018

Revenues	$28,393,000	$29,456,000	$28,436,000	$27,212,000
Income from operations	1,587,000	2,512,000	2,094,000	1,251,000
Net income attributable to stockholders	621,000	1,397,000	1,043,000	616,000
Net income per share – basic and diluted	0.33	0.75	0.56	0.34
Weighted average common stock outstanding – basic and diluted	1,858,647	1,858,647	1,858,647	1,858,647

	Quarter Ended
	Dec. 31, 2016	April 1, 2017	July 1, 2017	Sept. 30, 2017

Revenues	$26,594,000	$27,433,000	$26,967,000	$25,828,000
Income from operations	1,473,000	2,095,000	1,586,000	1,104,000
Net income attributable to stockholders	664,000	1,047,000	842,000	467,000
Net income per share – basic and diluted	0.36	0.56	0.45	0.26
Weighted average common stock outstanding – basic and diluted	1,858,647	1,858,647	1,858,647	1,858,647

Quarterly operating results are not necessarily representative of our operations for a full year for various reasons including the seasonal nature of both the restaurant and package store segments.

NOTE 16.     401(k) PLAN

Effective July 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and matching contributions. During our fiscal years 2018 and 2017, we made discretionary contributions of $57,000 and $47,000, respectively.

NOTE 17.      SUBSEQUENT EVENTS

Subsequent to the end of our fiscal year 2018, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) was damaged by a fire and was forced to close. While it was initially contemplated that Store #19 would be renovated, because of the damage caused by the fire, we determined that Store #19 should be demolished and rebuilt. As a result, the package liquor store and restaurant will be closed for our fiscal year 2019. Our loss is covered by insurance, including but not limited to business interruption coverage.

Except as otherwise provided herein, subsequent events have been evaluated through the date these consolidated financial statements were issued and no other events required disclosure.