Form 10-Q
period 2018-12-29
FLANIGANS ENTERPRISES INC
filed 2019-02-12
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2018

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

Yes☐   No ☒

On February 12, 2019, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	---------Thirteen Weeks Ended--------
	December 29, 2018	December 30, 2017

REVENUES:
Restaurant food sales	$16,828	$17,272
Restaurant bar sales	5,323	5,484
Package store sales	5,135	5,013
Franchise related revenues	367	380
Rental income	198	157
Owner’s fee	—	38
Other operating income	43	49
	27,894	28,393

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	7,724	7,983
Package goods	3,768	3,621
Payroll and related costs	8,598	8,546
Occupancy costs	1,510	1,486
Selling, general and administrative expenses	5,639	5,170
	27,239	26,806
Income from Operations	655	1,587

OTHER INCOME (EXPENSE):
Interest expense	(185)	(176)
Interest and other income	13	10
Insurance recovery, net of casualty loss	602	—
	430	(166)

Income before Provision for Income Taxes	1,085	1,421

Provision for Income Taxes	(87)	(465)

Net Income	998	956

Less: Net income attributable to noncontrolling interests	(255)	(335)

Net income attributable to stockholders	$743	$621

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Continued)

	---------Thirteen Weeks Ended--------
	December 29, 2018	December 30, 2017

Net Income Per Common Share:
Basic and Diluted	$0.40	$0.33

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 29, 2018 (UNAUDITED) AND SEPTEMBER 29, 2018

(in thousands)

ASSETS

	December 29, 2018	September 29, 2018

CURRENT ASSETS:

Cash and cash equivalents	$14,500	$13,414
Prepaid income taxes	295	257
Other receivables	1,792	474
Inventories	3,480	3,223
Prepaid expenses	2,528	1,657

Total Current Assets	22,595	19,025

Property and Equipment, Net	41,452	42,350
Construction in progress	3,672	3,013
	45,124	45,363

Investment in Limited Partnership	242	251

OTHER ASSETS:

Liquor licenses	630	630
Deferred tax assets	487	612
Leasehold interests, net	387	417
Other	591	967

Total Other Assets	2,095	2,626

Total Assets	$70,056	$67,265

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 29, 2018 (UNAUDITED) AND SEPTEMBER 29, 2018

(in thousands)

(Continued)

LIABILITIES AND EQUITY

	December 29, 2018	September 29, 2018

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$10,746	$9,219
Due to franchisees	2,116	2,054
Current portion of long term debt	2,812	1,963
Current portion of deferred rent	71	74

Total Current Liabilities	15,745	13,310

Long Term Debt, Net of Current Maturities	12,408	12,613

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	35,353	34,610
Treasury stock, at cost, 2,338,995 shares at December 29, 2018 and 2,338,995 shares at September 29, 2018	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	35,936	35,193
Noncontrolling interests	5,967	6,149
Total equity	41,903	41,342

Total liabilities and equity	$70,056	$67,265

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 29, 2018 AND DECEMBER 30, 2017

(in thousands)

	December 29, 2018	December 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$998	$956
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	690	656
Amortization of leasehold interests	30	30
Loss on abandonment of property and equipment	14	8
Casualty loss	118	—
Amortization of deferred loan costs	5	10
Deferred income taxes	125	267
Deferred rent	(3)	(3)
(Income) loss from unconsolidated limited partnership	(1)	(9)
Changes in operating assets and liabilities: (increase) decrease in
Other receivables	(518)	(48)
Prepaid income taxes	(38)	24
Inventories	(410)	(516)
Prepaid expenses	447	374
Other assets	66	1
Increase (decrease) in:
Accounts payable and accrued expenses	1,250	1,786
Due to franchisees	62	187
Net cash and cash equivalents provided by operating activities	2,835	3,723

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(750)	(394)
Purchase of construction in progress	(446)	(520)
Deposits on property and equipment	(134)	(60)
Proceeds from sale of fixed assets	10	3
Insurance recovery	400	—
Distributions from unconsolidated limited partnership	10	5
Net cash and cash equivalents used in investing activities	(910)	(966)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 29, 2018 AND DECEMBER 30, 2017

(in thousands)

(Continued)

	December 29, 2018	December 30, 2017

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(652)	(348)
Proceeds from long term debt	250	3,500
Distributions to limited partnerships’ noncontrolling interests	(437)	(372)

Net cash and cash equivalents provided by (used in) financing activities	(839)	2,780

Net Increase in Cash and Cash Equivalents	1,086	5,537

Beginning of Period	13,414	9,885

End of Period	$14,500	$15,422

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$185	$176
Income taxes	$—	$174

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,041	$1,057
Purchase deposits transferred to property and equipment	$231	$46
Purchase deposits transferred to CIP	$213	$—
Insurance recovery receivable	$800	$—

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 29, 2018

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the thirteen weeks ended December 29, 2018 and December 30, 2017 are unaudited. Financial information as of September 29, 2018 has been derived from the audited financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 29, 2018. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 3 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potentially dilutive common stock equivalents. As of December 29, 2018 and December 30, 2017, no stock options were outstanding.

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard was effective for interim and annual periods in fiscal years beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

Index

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

(Continued)

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments”, which addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, “Statement of Cash Flows”, and other Topics. The new standard was effective for interim and annual periods in fiscal years beginning after December 15, 2017. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

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

On December 22, 2017 the Tax Cuts and Jobs Act (“The Act”) was signed into law, reducing the corporate income tax rate to 21%.  Our accounting for the impact of The Act is complete.  Consequently, we recorded a decrease of approximately $268,000 to our net deferred tax asset, with a corresponding adjustment to deferred income tax expense for the thirteen weeks ended December 30, 2017.

(5) DEBT:

(a) Mortgage on Real Property

During the thirteen weeks ended December 29, 2018, we borrowed the sum of $250,000 from a related third party lender (the “$250,000 Loan”). The proceeds of the $250,000 Loan will be used for working capital. Our repayment obligations under the $250,000 Loan are secured by a first mortgage on our quadraplax located at 1420 N.E. 50th Court, Fort Lauderdale, Florida 33334. The $250,000 Loan bears interest at the fixed rate of 4.00% per annum and is amortizable over an eight (8) year period, with our current monthly payment of principal and interest totaling $3,047. The entire principal balance and all accrued but unpaid interest are due on November 1, 2026.

Index

(b) Financed Insurance Premiums

During the thirteen weeks ended December 29, 2018, we financed the premiums on the following three (3) property and general liability insurance policies, totaling approximately $1.65 million, which property and general liability insurance includes coverage for our franchises which are not included in our consolidated financial statements:

(i)       For the policy year beginning December 30, 2018, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers, including automobile and excess liability coverage. The one (1) year general liability insurance premiums, including automobile and excess liability coverage, total, in the aggregate $620,000, of which $494,000 is financed through an unaffiliated third party lender (the “Third Party Lender”). The finance agreement obligates us to repay the amounts financed together with interest at the rate of 3.85% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of $39,000. The finance agreement is secured by a first priority security interest in all insurance policies, all unearned premium, return premiums, dividend payments and loss payments thereof.

(ii)      For the policy year beginning December 30, 2018, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers, including excess liability coverage. The one (1) year general liability insurance premiums, including excess liability coverage, total, in the aggregate $521,000, of which $416,000 is financed through the Third Party Lender. The finance agreement obligates us to repay the amounts financed, together with interest at the rate of 3.85% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of $51,000. The finance agreement is secured by a first priority security interest in all insurance policies, all unearned premium, return premiums, dividend payments and loss payments thereof.

(iii)       For the policy year beginning December 30, 2018, our property insurance is a one (1) year policy. The one (1) year property insurance premium is in the amount of $506,000, of which $385,000 is financed through the Third Party Lender. The finance agreement provides that we are obligated to repay the amounts financed, together with interest at the rate of 3.85% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of approximately $42,000. The finance agreement is secured by a first priority security interest in all insurance policies, all unearned premium, return premiums, dividend payments and loss payments thereof.

As of December 29, 2018, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $1,041,000.

(6) COMMITMENTS AND CONTINGENCIES:

Construction Contracts

On June 14, 2017, we entered into an agreement with a third party unaffiliated general contractor to renovate our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) for a total contract price of $880,000. The renovations include, but are not limited to the construction of a new kitchen and the expansion of the restaurant into our former package liquor store location. During the first quarter of our fiscal year 2019, we agreed to change orders which had the effect of increasing the total contract price for the renovations to $1,140,000, of which $933,000 has been paid.

Index

During our fiscal year 2018, we entered into two agreements with a third party unaffiliated general contractor for design and development services for a total contract price of $127,000 (the “$127,000 Contract”) and $174,000 (the “$174,000 Contract”). The $127,000 Contract provides for design and development services for the construction of a new building (the “New Building”) on a parcel of real property which we own which is adjacent to the real property where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operated until it was closed in October 2018 due to damages caused by a fire. The $174,000 Contract provides for design and development services for the renovation of the existing building which housed the combination package liquor store and restaurant until it was closed in October 2018 due to damages caused by a fire. If we complete the construction of the New Building and as a result of the fire, the rebuild of the existing building, (the “Rebuilt Building”), we plan to re-locate our package liquor store located at the property to the New Building and to operate the restaurant located at the property in the Rebuilt Building. During the first quarter of our fiscal year 2019, we agreed to change orders which had the effect of increasing the total contract price for the $127,000 Contract to $138,000, of which $113,000 has been paid and increasing the total contract price for the $174,000 Contract to $187,000, of which $110,000 has been paid. Subsequent to the end of the first quarter of our fiscal year 2019, we cancelled the $174,000 Contract due to the building being damaged by fire. The full amount to be expended for the Rebuilt Building has not yet been determined but we believe our loss caused by the fire will substantially be covered by insurance.

During our fiscal year 2018, we entered into an agreement with a third party unaffiliated general contractor to renovate and add an outdoor patio area to the front of our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20) for a total contract price of $912,000. During the first quarter of our fiscal year 2019, we agreed to change orders which had the effect of decreasing the total contract price for the renovation to $880,000, of which we have paid $777,000.

During the first quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated design group for design and development services for a contract price of $356,000 (the “$356,000 Contract”), of which we paid $104,000. The $356,000 Contract provides for design and development services for the construction of two (2) new buildings on the real property which we own where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale Beach, Florida, (Store #31) operates. Our plan for the real property is to (i) demolish the building which currently houses our combination package liquor store and restaurant, (ii) build two new buildings, one of which will house our package liquor store and the other of which will house our restaurant; and (iii) enter into a ground lease with an existing retail tenant for a parcel of land which will not be improved by the two buildings. Subsequent to the end of the first quarter of our fiscal year 2019, we learned that our planned development of Store #31 will cause the loss of too many parking spaces, so we abandoned our development plans and terminated the $356,000 Contract.

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

Index

(7)      CASUALTY LOSS

During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) was damaged by a fire and was forced to close. Due to the damage caused by the fire, we determined that Store #19 should be demolished and rebuilt and as a result, the package liquor store and restaurant will be closed for our fiscal year 2019. We have insurance coverage of $1,975,000, in the aggregate, which our insurance carrier has agreed to pay. We sustained a loss of $1,373,000 on our building and business personal property, against which we will receive insurance proceeds of $1,200,000 resulting in a loss of $173,000. We had a gain of $775,000 on our business interruption coverage, which when netted against our loss of $173,000 on our building and business personal property produces a gain of $602,000. Prior to the end of the first quarter of our fiscal year 2019, we received an advance of $600,000 against our insurance recovery and subsequent thereto, we received the balance of our insurance recovery, which is included in other receivables in the accompanying condensed consolidated balance sheet, less only $140,000 as depreciation against our business personal property until such time as it is replaced.

(8)      BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks ended December 29, 2018 and December 30, 2017, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

	(in thousands)
	Thirteen Weeks Ending December 29, 2018	Thirteen Weeks Ending December 30, 2017
Operating Revenues:
Restaurants	$22,151	$22,756
Package stores	5,135	5,013
Other revenues	608	624
Total operating revenues	$27,894	$28,393

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$1,387	$1,957
Package stores	167	282
	1,554	2,239
Corporate expenses, net of other revenues	(899)	(652)
Income from Operations	655	1,587
Interest expense	(185)	(176)
Interest and Other income	13	10
Insurance recovery, net of casualty loss	602	—
Income Before Provision for Income Taxes	$1,085	$1,421
Provision for Income Taxes	(87)	(465)
Net Income	998	956
Net Income Attributable to Noncontrolling Interests	(255)	(335)
Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders	$743	$621

Depreciation and Amortization:
Restaurants	$557	$540
Package stores	66	67
	623	607
Corporate	97	79
Total Depreciation and Amortization	$720	$686

Capital Expenditures:
Restaurants	$1,341	$823
Package stores	78	82
	1,419	905
Corporate	222	55
Total Capital Expenditures	$1,641	$960

Index

	December 29,	September 29,
	2018	2018
Identifiable Assets:
Restaurants	$31,293	$30,963
Package store	10,268	10,127
	41,561	41,090
Corporate	28,495	26,175
Consolidated Totals	$70,056	$67,265

(9)       SUBSEQUENT EVENTS:

Subsequent events have been evaluated through the date these consolidated financial statements were issued and no other events required disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipates, appears, expects, trends, intends, hopes, plans, believes, seeks, estimates, may, will,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to customer demand and competitive conditions. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Annual Report on our Form 10-K for the fiscal year ended September 29, 2018 and in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

OVERVIEW

As of December 29, 2018, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries, (i) operates 26 units, consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and (ii) franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurants/package liquor stores. The foregoing excludes an adult entertainment club which we owned but did not operate and which was permanently closed on September 20, 2018 when a Federal Court upheld recently enacted local legislation which prohibited the operation of the club as then operated. The table below provides information concerning the type (i.e. restaurant, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of December 29, 2018 and as compared to December 30, 2017. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

Index

Types of Units	December 29, 2018	September 29, 2018	December 30, 2017
Company Owned: Combination package and restaurant	3	3	3	(1)
Restaurant only	7	7	7
Package store only	6	6	6

Company Operated Restaurants Only:
Limited Partnerships	8	8	8
Franchise	1	1	1
Unrelated Third Party	1	1	1

Company Owned Club:	-	-	1	(2)

Total Company Owned/Operated Units	26	26	27
Franchised Units	5	5	5	(3)

Notes:

(1) During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) was damaged by a fire which caused it to be closed during the first quarter of of our fiscal year 2019. Revenues and expenses from Store #19 for the first two (2) days of the first quarter of our fiscal year 2019, except payroll, are immaterial.

(2) During the fourth quarter of our fiscal year 2018, the adult entertainment club which we owned but did not operate was closed permanently when a Federal Court upheld recently enacted local legislation which prohibited the operation of the club as then operated.

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of December 29, 2018, limited partnerships owning seven (7) restaurants, (Surfside, Florida, Kendall, Florida, West Miami, Florida, Pinecrest, Florida, Wellington, Florida, Miami, Florida and Pembroke Pines locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

Index

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	December 29, 2018		December 30, 2017
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$16,828	61.67	$17,272	62.20
Restaurant bar sales	5,323	19.51	5,484	19.75
Package store sales	5,135	18.82	5,013	18.05

Total Sales	$27,286	100.00	$27,769	100.00

Franchise related revenues	367		380
Owner’s fee	—		38
Rental income	198		157
Other operating income	43		49

Total Revenue	$27,894		$28,393

Comparison of Thirteen Weeks Ended December 29, 2018 and December 30, 2017.

Revenues. Total revenue for the thirteen weeks ended December 29, 2018 decreased $499,000 or 1.76% to $27,894,000 from $28,393,000 for the thirteen weeks ended December 30, 2017 due primarily to the loss of revenue from our combination restaurant/package liquor store located at 2505 N. University Drive, Hollywood, Florida (Store #19), which was closed for the thirteen weeks ended December 29, 2018 due to a fire on October 2, 2018, offset by increased restaurant traffic. Revenue for our Store #19 was $1,352,000 for the thirteen weeks ended December 30, 2017. We expect total revenue to decrease throughout the balance of our fiscal year 2019 due to the loss of total revenue generated from our Store #19, which was closed for the thirteen weeks ended December 29, 2018 due to a fire on October 2, 2018, partially offset by increased traffic.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $16,828,000 for the thirteen weeks ended December 29, 2018 as compared to $17,272,000 for the thirteen weeks ended December 30, 2017. The decrease in restaurant revenue from the sale of food at restaurants during the thirteen weeks ended December 29, 2018 is primarily due to the loss of restaurant revenue from the sale of food at our Store #19, which was closed for the thirteen weeks ended December 29, 2018 due to a fire on October 2, 2018, offset by increased restaurant traffic. Restaurant revenue from the sale of food at our Store #19 was $856,000 for the thirteen weeks ended December 30, 2017. Comparable weekly restaurant food sales (for restaurants open for all of the first quarter of our fiscal year 2019 and the first quarter of our fiscal year 2018, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirteen weeks ended December 29, 2018 due to a fire on October 2, 2018) and eight restaurants owned by affiliated limited partnerships) was $1,295,000 and $1,263,000 for the thirteen weeks ended December 29, 2018 and December 30, 2017, respectively, an increase of 2.45%. Comparable weekly restaurant food sales for Company owned restaurants only was $642,000 and $634,000 for the first quarter of our fiscal year 2019 and the first quarter of our fiscal year 2018, respectively, an increase of 1.26%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $653,000 and $629,000 for the first quarter of our fiscal year 2019 and the first quarter of our fiscal year 2018, respectively, an increase of 3.82%. We expect restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants to decrease throughout the balance of our fiscal year 2019 due to the loss of restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants at our Store #19, which was closed for the thirteen weeks ended December 29, 2018 due to a fire on October 2, 2018, partially offset by increased traffic.

Index

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $5,323,000 for the thirteen weeks ended December 29, 2018 as compared to $5,484,000 for the thirteen weeks ended December 30, 2017. The decrease in restaurant revenue from the sale of alcoholic beverages at restaurants during the thirteen weeks ended December 30, 2017 is primarily due to the loss of restaurant revenue from the sale of alcoholic beverages at our Store #19, which was closed for the thirteen weeks ended December 29, 2018 due to a fire on October 2, 2018, offset by increased restaurant traffic. Restaurant revenue from the sale of alcoholic beverages at our Store #19 was $184,000 for the thirteen weeks ended December 30, 2017. Comparable weekly restaurant bar sales (for restaurants open for all of the first quarter of our fiscal year 2019 and the first quarter of our fiscal year 2018, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirteen weeks ended December 29, 2018 due to a fire on October 2, 2018), and eight restaurants owned by affiliated limited partnerships) was $410,000 for the thirteen weeks ended December 29, 2018 and $408,000 for the thirteen weeks ended December 30, 2017, an increase of 0.49%. Comparable weekly restaurant bar sales for Company owned restaurants only was $183,000 and $186,000 for the first quarter of our fiscal year 2019 and the first quarter of our fiscal year 2018, respectively, a decrease of 1.61%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $227,000 and $222,000 for the first quarter of our fiscal year 2019 and the first quarter of our fiscal year 2018, respectively, an increase of 2.25%. We expect restaurant revenue generated from the sale of alcoholic beverages at restaurants to decrease throughout the balance of our fiscal year 2019 due to the loss of restaurant revenue generated from the sale of alcoholic beverages, at restaurants at our Store #19, which was closed for the thirteen weeks ended December 29, 2018 due to a fire on October 2, 2018, partially offset by increased traffic.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $5,135,000 for the thirteen weeks ended December 29, 2018 as compared to $5,013,000 for the thirteen weeks ended December 30, 2017, an increase of $122,000. This increase was primarily due to increased package liquor store traffic, offset by the loss of revenue generated from sales of liquor and related items at Store #19, which was closed for the thirteen weeks ended December 29, 2018 due to a fire on October 2, 2018. Revenue generated from sales of liquor and related items at our Store #19 was $312,000 for the thirteen weeks ended December 30, 2017. The weekly average of same store package liquor store sales, which includes eight (8) Company owned package liquor stores, (excluding Store #19, which was closed for the thirteen weeks ended December 29, 2018 due to a fire on October 2, 2018), was $395,000 for the thirteen weeks ended December 29, 2018 as compared to $362,000 for the thirteen weeks ended December 30, 2017, an increase of 9.12%. We expect package liquor store sales to decrease throughout the balance of our fiscal year 2019 due to the loss of revenue generated from sales of liquor and related items at Store #19, which was closed for the thirteen weeks ended December 29, 2018 due to a fire on October 2, 2018, partially offset by increased traffic.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended December 29, 2018 increased $433,000 or 1.62% to $27,239,000 from $26,806,000 for the thirteen weeks ended December 30, 2017. The increase was primarily due to an expected general increase in food costs, offset by a reduction of operating costs and expenses at Store #19, which was closed for the thirteen weeks ended December 29, 2018 due to a fire on October 2, 2018 and actions taken by management to reduce and/or control costs. Operating costs and expenses at our Store #19 were $559,000 for the thirteen weeks ended December 30, 2017. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2019 for the same reasons. Operating costs and expenses increased as a percentage of total sales to approximately 97.65% in the first quarter of our fiscal year 2019 from 94.41% in the first quarter of our fiscal year 2018.

Index

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended December 29, 2018 decreased to $14,427,000 from $14,773,000 for the thirteen weeks ended December 30, 2017. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 65.13% for the thirteen weeks ended December 29, 2018 and 64.92% for the thirteen weeks ended December 30, 2017. We anticipate that our gross profit for restaurant food and bar sales will decrease during our fiscal year 2019 due to higher food costs.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended December 29, 2018 decreased to $1,367,000 from $1,392,000 for the thirteen weeks ended December 30, 2017. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 26.62% for the thirteen weeks ended December 29, 2018 and 27.77% for the thirteen weeks ended December 30, 2017. We anticipate that the gross profit margin for package store merchandise will decrease during our fiscal year 2019 due to a reduction in pricing of certain package store merchandise to be more competitive.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended December 29, 2018 increased $52,000 or 0.61% to $8,598,000 from $8,546,000 for the thirteen weeks ended December 30, 2017. Higher payroll and related costs for the thirteen weeks ended December 29, 2018 were primarily due to higher restaurant sales, which require additional payroll and related costs for employees such as cooks, bartenders and servers, offset by a decrease in payroll and related costs of $300,000 at Store #19, which was closed for most of the thirteen weeks ended December 29, 2018 due to a fire on October 2, 2018. Payroll and related costs as a percentage of total sales was 30.82% in the first quarter of our fiscal year 2019 and 30.10% of total sales in the first quarter of our fiscal year 2018.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended December 29, 2018 increased $24,000 or 1.62% to $1,510,000 from $1,486,000 for the thirteen weeks ended December 30, 2017. We anticipate that our occupancy costs will remain stable throughout our fiscal year 2019.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended December 29, 2018 increased $469,000 or 9.07% to $5,639,000 from $5,170,000 for the thirteen weeks ended December 30, 2017. Selling, general and administrative expenses increased as a percentage of total sales in the first quarter of our fiscal year 2019 to 20.21% as compared to 18.21% in the first quarter of our fiscal year 2018. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2019 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization for the thirteen weeks ended December 29, 2018 increased $34,000 or 4.96% to $720,000 from $686,000 for the thirteen weeks ended December 30, 2017. As a percentage of total revenue, depreciation expense was 2.58% of revenue for the thirteen weeks ended December 29, 2018 and 2.42% of revenue in the thirteen weeks ended December 30, 2017.

Index

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended December 29, 2018 increased $9,000 to $185,000 from $176,000 for the thirteen weeks ended December 30, 2017. The increase in interest expense, net, for the thirteen weeks ended December 29, 2018 is due to our borrowing of the available balance on our Credit Line ($3.5 million for a total amount borrowed on the Credit Line of $5.5 million) at the end of the first quarter of our fiscal year 2018.

Income Taxes. Income taxes for the thirteen weeks ended December 29, 2018 was $87,000 and $465,000 for the thirteen weeks ended December 30, 2017. Income taxes decreased during the thirteen weeks ended December 29, 2018 due to lower taxable income and the corporate tax rate reduction, which was more heavily offset by the tip credit. Income taxes increased during the thirteen weeks ended December 30, 2017 due to a reduction of $268,000 to our deferred tax asset previously posted due to the corporate tax rate reduction, which reduction was a part of the current tax expense.

Net Income. Net income for the thirteen weeks ended December 29, 2018 increased $42,000 or 4.39% to $998,000 from $956,000 for the thirteen weeks ended December 30, 2017. Net income for the thirteen weeks ended December 29, 2018 increased when compared to the thirteen weeks ended December 30, 2017 primarily due to an insurance recovery, net of casualty loss of $602,000 from damages as a result of the fire at our Store #19 in October 2018 and higher restaurant traffic, offset by higher food costs and overall expenses. Net income for the thirteen weeks ended December 30, 2017 was also reduced by a reduction of $268,000 to our deferred tax asset. As a percentage of sales, net income for the first quarter of our fiscal year 2019 is 3.58%, as compared to 3.37% in the first quarter of our fiscal year 2018. For the balance of our fiscal year 2019, our net income will be adversely affected by a loss of net income from Store #19 which was closed in October 2018 due to damages from a fire and will remain closed through at least the end of our fiscal year 2019, with no further insurance recovery.

Net Income Attributable to Stockholders. Net income for the thirteen weeks ended December 29, 2018 increased $122,000 or 19.65% to $743,000 from $621,000 for the thirteen weeks ended December 30, 2017. Net income attributable to stockholders for the thirteen weeks ended December 29, 2017 increased when compared to the thirteen weeks ended December 30, 2017 primarily due to an insurance recovery, net of casualty loss of $602,000 from damages as a result of the fire at our Store #19 in October 2018 and higher restaurant traffic, offset by higher food costs and overall expenses. Net income attributable to shareholders for the thirteen weeks ended December 29, 2018 was also reduced by a reduction of $268,000 to our deferred tax asset. As a percentage of sales, net income for the first quarter of our fiscal year 2019 is 2.66%, as compared to 2.19% in the first quarter of our fiscal year 2018. For the balance of our fiscal year 2019, our net income attributable to stockholders will be adversely affected by a loss of net income from Store #19 which was closed in October 2018 due to damages from a fire and will remain closed through at least the end of our fiscal year 2019, with no further insurance recovery.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During the thirteen weeks ended December 29, 2018, other than the rebuilding of Store #19 which was closed in October 2018 due to a fire, we did not have a new restaurant location in the development stage and did not recognize any pre-opening costs.

Menu Price Increases and Trends

Effective September 3, 2017 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 4.9% annually and effective September 16, 2017 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 4.0% annually to offset higher food costs and higher overall expenses. Prior to these increases, we previously raised menu prices in the second quarter of our fiscal year 2016. During the next twelve months, if demand for our restaurant and bar offerings remain substantially similar to the demand during our fiscal year 2018, (excluding restaurant and bar sales from our Store #19 which we expect will be closed for our entire fiscal year 2019 due to the fire on October 2, 2018), of which there can be no assurance, we expect that restaurant and bar sales, as well as gross profit for food and bar operations should remain substantially the same. We anticipate that our package liquor store sales will continue to increase, (excluding package liquor store sales from our Store #19, which we expect will be closed for our entire fiscal year 2019 due to the fire on October 2, 2018), while gross profit margin for package liquor store sales will decrease.

Index

Other than the rebuilding of Store #19, which was closed in October 2018 due to a fire, we do not have a new “Flanigan’s Seafood Bar and Grill” restaurant in the development stage, but continue to search for new locations to open restaurants and thereby expand our business. As of the end of our fiscal year 2017 we abandoned our attempt to expand “The Whale’s Rib” restaurant concept that we manage in Deerfield Beach, Florida through the opening of a new restaurant in Miami, Florida due to our inability to get all necessary governmental approvals. As a result, as of the end of our fiscal year 2017, we wrote off approximately $54,000 in expenses incurred applying for governmental approvals to expand “The Whale’s Rib” restaurant concept in Miami, Florida.

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

Liquidity and Capital Resources

We fund our operations through cash from operations. As of December 29, 2018, we had cash of approximately $14,500,000, an increase of $1,086,000 from our cash balance of $13,414,000 as of September 29, 2018. We believe that our current cash availability from our cash on hand, positive cash flow from operations and borrowed funds will be sufficient to fund our operations and planned capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the first thirteen weeks of fiscal years 2019 and 2018.

	---------Thirteen Weeks Ended--------
	December 29, 2018	December 30, 2017
	(in Thousands)

Net cash provided by operating activities	$2,835	$3,723
Net cash used in investing activities	(910)	(966)
Net cash provided by (used in) financing activities	(839)	2,780

Net Increase in Cash and Cash Equivalents	1,086	5,537

Cash and Cash Equivalents, Beginning	13,414	9,885

Cash and Cash Equivalents, Ending	$14,500	$15,422

We did not declare or pay a cash dividend on our capital stock in the first quarter of our fiscal year 2019 or the first quarter of our fiscal year 2018. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Index

Capital Expenditures

In addition to using cash for our operating expenses, we use cash generated from operations and borrowings to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. We acquired property and equipment of $1,427,000, (including $231,000 of deposits recorded in other assets as of September 29, 2018), during the thirteen weeks ended December 29, 2018, including $100,000 for renovations to three (3) Company owned restaurants. We acquired property and equipment of $960,000, (including $46,000 of deposits recorded in other assets as of September 30, 2017), during the thirteen weeks ended December 30, 2017, including $102,000 for renovations to one (1) Company owned restaurant.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2019 to be approximately $450,000, $100,000 of which has been spent through December 29, 2018.

Long Term Debt

As of December 29, 2018, we had long term debt of $15,220,000, as compared to $16,617,000 as of December 30, 2017, and $14,576,000 as of September 29, 2018. Our long term debt increased as of December 29, 2018 as compared to September 29, 2018 due to the $1,041,000 for financed insurance premiums and a term loan of $250,000 from a related party, less any payments made on account thereof. As of December 29, 2018, we are in compliance with the covenants of all loans with our lender.

Construction Contracts

On June 14, 2017, we entered into an agreement with a third party unaffiliated general contractor to renovate our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) for a total contract price of $880,000. The renovations include, but are not limited to the construction of a new kitchen and the expansion of the restaurant into our former package liquor store location. During the first quarter of our fiscal year 2019, we agreed to change orders which had the effect of increasing the total contract price for the renovations to $1,140,000, of which $933,000 has been paid.

During our fiscal year 2018, we entered into two agreements with a third party unaffiliated general contractor for design and development services for a total contract price of $127,000 (the “$127,000 Contract”) and $174,000 (the “$174,000 Contract”). The $127,000 Contract provides for design and development services for the construction of a new building (the “New Building”) on a parcel of real property which we own which is adjacent to the real property where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operated until it was closed in October 2018 due to damages caused by a fire. The $174,000 Contract provides for design and development services for the renovation of the existing building which housed the combination package liquor store and restaurant until its closing in October 2018 due to damages caused by a fire. If we complete the construction of the New Building and, as a result of the fire, the rebuild of the existing building (the “Rebuilt Building’), we plan to re-locate our package liquor store located at the property to the New Building and to operate the restaurant located at the property in the Rebuilt Building . During the first quarter of our fiscal year 2019, we agreed to change orders which had the effect of increasing the total contract price for the $127,000 Contract to $138,000, of which $113,000 has been paid and increasing the total contract price for the $174,000 Contract to $187,000, of which $110,000 has been paid. Subsequent to the end of our first quarter of our fiscal year 2019, we cancelled the $174,000 Contract due to the building being damaged by fire. The full amount to be expended for the Rebuilt Building has not yet been determined but we believe our loss caused by the fire will substantially be covered by insurance.

Index

During our fiscal year 2018, we entered into an agreement with a third party unaffiliated general contractor to renovate and add an outdoor patio area to the front of our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20) for a total contract price of $912,000. During the first quarter of our fiscal year 2019, we agreed to change orders which had the effect of decreasing the total contract price for the renovation to $880,000, of which we have paid $777,000.

During the first quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated design group for design and development services for a contract price of $356,000 (the “$356,000 Contract”), of which we paid $104,000. The $356,000 Contract provides for design and development services for the construction of two (2) new buildings on the real property which we own where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale Beach, Florida, (Store #31) operates. Our plan for the real property is to (i) demolish the building which currently houses our combination package liquor store and restaurant, (ii) build two new buildings, one of which will house our package liquor store and the other of which will house our restaurant; and (iii) enter into a ground lease with an existing retail tenant for a parcel of land which will not be improved by the two buildings. Subsequent to the end of the first quarter of our fiscal year 2019, we learned that our planned development of Store #31 will cause the loss of too many parking spaces, so we abandoned our development plans and terminated the $356,000 Contract.

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

Purchase of Limited Partnership Interest

During the thirteen weeks ended December 29, 2018, we did not purchase any limited partnership interests. During the thirteen weeks ended December 30, 2017, we purchased from one limited partner (who is not an officer, director or family member of officers or directors) a limited partnership interest of 0.21% in a limited partnership which owns a restaurant, for a purchase price of $1,600.

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended December 29, 2018, December 30, 2017 and our fiscal year ended September 29, 2018.

Item	Dec. 29, 2018	Dec. 30, 2017	Sept. 29, 2018
	(in Thousands)

Current Assets	$22,595	$21,662	$19,025
Current Liabilities	15,745	14,955	13,310
Working Capital	$6,850	$6,707	$5,715

Our working capital increased during our fiscal quarter ended December 29, 2018 from our working capital for our fiscal quarter ended December 30, 2017 and our fiscal year ended September 29, 2018 due to the insurance recovery of $1,975,000 we received from the fire at our Store #19 on October 2, 2018, offset by the $611,000 we paid towards the renovation of our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20R).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of December 29, 2018 held no equity securities.

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

At December 29, 2018, we had three variable rate debt instruments outstanding that are impacted by changes in interest rates. In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”). In January, 2013, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”). In December, 2016, we closed on a secured revolving line of credit which entitled us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”), which on December 28, 2017 converted to a term loan (the “Term Loan”).

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following three (3) interest rate swap agreements:

(i)        The first interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 million Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at December 29, 2018, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

Index

(ii)        The second interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at December 29, 2018, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(iii)        The third interest rate swap agreement entered into in December, 2016 and became effective December 28, 2017, relates to the Term Loan (the “Term Loan Swap”). The Term Loan Swap requires us to pay interest for a five (5) year period at a fixed rate of 4.61% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at December 29, 2018, the interest rate swap agreement is an effective hedging agreement and the fair value was not material

At December 29, 2018, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

As of December 29, 2018, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934) . Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 29, 2018.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Subsequent to the end of the first quarter of our fiscal year 2019, based upon information contained in an email we received which we later became aware was fraudulent, we erroneously sent amounts via wire transfer to an incorrect recipient. We were able to retrieve the funds, however, and did not incur any financial loss. We believe this occurred because of a lack of controls which allowed for the incorrect wire transfer information to be processed and a wire transfer to be sent to an incorrect recipient which we determined to be a material weakness. We continue to analyze our internal procedures regarding wire transfers and have recently adopted new procedures designed to mitigate our exposure to fraudulent wire transfer transactions, including, confirming all wire transfer recipient addresses via telephone and other means, requiring written and verbal approval of any changes to existing wire transfer information and intermittent prophylactic testing of wire transfers.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” on page 11 of this Report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended September 29, 2018 for a discussion of other legal proceedings resolved in prior years.

ITEM 1A. RISK FACTORS

For a detailed discussion of the risks that affect our business, please refer to the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended September 29, 2018 filed with the SEC on December 21, 2018.  In addition, the following risk factor should be considered in conjunction with those risk factors previously reported.

We are exposed to risks related to cybersecurity.

Although we maintain systems and processes that are designed to protect the security of our computer systems, software, networks and other technology, there is no assurance that all of our security measures will provide absolute security.  Any material incidents could cause us to experience financial losses that are either not insured against or not fully covered through any insurance maintained by us and increased expenses related to addressing or mitigating the risks associated with any such material incidents.  Cyber threats are rapidly evolving and are becoming increasingly sophisticated. Despite our efforts to ensure the integrity of our systems, as cyber threats evolve and become more difficult to detect and successfully defend against, one or more cyber threats might defeat the measures that we or our vendors take to anticipate, detect, avoid or mitigate such threats. Certain techniques used to obtain unauthorized access, introduce malicious software, disable or degrade service, or sabotage systems may be designed to remain dormant until a triggering event and we may be unable to anticipate these techniques or implement adequate preventative measures since techniques change frequently or are not recognized until launched, and because cyber attacks can originate from a wide variety of sources. If our information security systems or data are compromised in a material way, our ability to conduct our business may be impaired, we may incur financial losses and we may incur costs to remediate possible harm and/or to pay fines or take other action which could have a material adverse impact on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirteen weeks ended December 29, 2018 and December 30, 2017, we did not purchase any shares of our common stock. As of December 29, 2018, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

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

FLANIGAN'S ENTERPRISES, INC.

Date: February 12, 2019	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)