Form 10-Q
period 2019-03-30
FLANIGANS ENTERPRISES INC
filed 2019-05-14
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $.10 par value	BDL	NYSE MKT

On May 14, 2019, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

SIGNATURES

LIST XBRL DOCUMENTS

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018

REVENUES:
Restaurant food sales	$18,219	$18,244	$35,047	$35,516
Restaurant bar sales	5,745	5,641	11,068	11,125
Package store sales	5,092	4,866	10,227	9,879
Franchise related revenues	429	443	796	823
Rental income	192	158	390	315
Owner’s fee	—	37	—	75
Other operating income	59	67	102	116
	29,736	29,456	57,630	57,849

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	8,318	8,212	16,042	16,195
Package goods	3,719	3,508	7,487	7,129
Payroll and related costs	9,067	8,994	17,665	17,540
Occupancy costs	1,504	1,404	3,014	2,890
Selling, general and administrative expenses	5,238	4,826	10,877	9,996
	27,846	26,944	55,085	53,750
Income from Operations	1,890	2,512	2,545	4,099

OTHER INCOME (EXPENSE):
Interest expense	(181)	(196)	(366)	(372)
Interest and other income	13	17	26	27
Insurance recovery, net of casualty loss	—	—	602	—
	(168)	(179)	262	(345)

Income before Provision for Income Taxes	1,722	2,333	2,807	3,754

Provision for Income Taxes	(257)	(448)	(344)	(913)

Net Income	1,465	1,885	2,463	2,841

Less: Net income attributable to noncontrolling interests	(444)	(488)	(699)	(823)

Net Income attributable to stockholders	$1,021	$1,397	$1,764	$2,018

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Continued)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018

Net Income Per Common Share:
Basic and Diluted	$0.55	$0.75	$0.95	$1.09

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,858,647	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 30, 2019 (UNAUDITED) AND SEPTEMBER 29, 2018

(in thousands)

ASSETS

	March 30, 2019	September 29, 2018

CURRENT ASSETS:

Cash and cash equivalents	$13,473	$13,414
Prepaid income taxes	272	257
Other receivables	495	474
Inventories	3,361	3,223
Prepaid expenses	2,145	1,657

Total Current Assets	19,746	19,025

Property and Equipment, Net	46,278	42,350
Construction in Progress	645	3,013
	46,923	45,363

Investment in Limited Partnership	239	251

OTHER ASSETS:

Liquor licenses	630	630
Deferred tax asset	309	612
Leasehold purchases, net	356	417
Other	471	967

Total Other Assets	1,766	2,626

Total Assets	$68,674	$67,265

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 30, 2019 (UNAUDITED) AND SEPTEMBER 29, 2018

(in thousands)

(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 30, 2019	September 29, 2018

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$9,024	$9,219
Due to franchisees	2,625	2,054
Current portion of long term debt	5,017	1,963
Deferred rent	68	74

Total Current Liabilities	16,734	13,310

Long Term Debt, Net of Current Maturities	9,557	12,613

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	35,853	34,610
Treasury stock, at cost, 2,338,995 shares at March 30, 2019 and 2,338,995 shares at September 29, 2018	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	36,436	35,193
Noncontrolling interest	5,947	6,149
Total equity	42,383	41,342

Total liabilities and equity	$68,674	$67,265

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE TWENTY SIX WEEKS ENDED MARCH 30, 2019 AND MARCH 31, 2018

			Capital in
	Common Stock		Excess of	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, September 29, 2018	4,197,642	$420	$6,240	$34,610	2,338,995	$(6,077)	$6,149	$41,342

Net income	—	—	—	743	—	—	255	998
Distributions to noncontrolling interests	—	—	—	—	—	—	(437)	(437)

Balance, December 29, 2018	4,197,642	$420	$6,240	$35,353	2,338,995	$(6,077)	$5,967	$41,903

Net income	—	—	—	1,021	—	—	444	1,465
Distributions to noncontrolling interests	—	—	—	—	—	—	(464)	(464)
Dividends paid	—	—	—	(521)	—	—	—	(521)

Balance, March 30, 2019	4,197,642	$420	$6,240	$35,853	2,338,995	$(6,077)	$5,947	$42,383

			Capital in
	Common Stock		Excess of	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total
Balance, September 30, 2017	4,197,642	$420	$6,240	$31,398	2,338,995	$(6,077)	$6,195	$38,176

Net income	—	—	—	621	—	—	335	956
Distributions to noncontrolling interests	—	—	—	—	—	—	(372)	(372)

Balance, December 30, 2017	4,197,642	$420	$6,240	$32,019	2,338,995	$(6,077)	$6,158	$38,760

Net income	—	—	—	1,397	—	—	488	1,885
Distributions to noncontrolling interests	—	—	—	—	—	—	(463)	(463)
Acquisition of minority interest							(2)	(2)
Dividends paid	—	—	—	(465)	—	—	—	(465)

Balance, March 31, 2018	4,197,642	$420	$6,240	$32,951	2,338,995	$(6,077)	$6,181	$39,715

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY SIX WEEKS ENDED MARCH 30, 2019 AND MARCH 31, 2018

(in thousands)

	March 30, 2019	March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,463	$2,841
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,403	1,311
Amortization of leasehold interests	61	60
Loss on sale or abandonment of property and equipment	49	15
Insurance recovery, net of casualty loss	118	—
Amortization of deferred loan costs	15	20
Deferred income tax	303	573
Deferred rent	(6)	(7)
(Income) loss from unconsolidated limited partnership	(8)	(29)
Changes in operating assets and liabilities: (increase) decrease in
Other receivables	111	(107)
Prepaid income taxes	(15)	(125)
Inventories	(291)	(216)
Prepaid expenses	830	608
Other assets	(63)	2
Increase (decrease) in:
Accounts payable and accrued expenses	(472)	732
Due to franchisees	571	714
Net cash and cash equivalents provided by operating activities	5,069	6,392

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(2,916)	(927)
Purchase of construction in process	(584)	(848)
Deposits on property and equipment	(140)	(247)
Proceeds from sale of property and equipment	22	22
Insurance recovery	1,068	—
Distributions from unconsolidated limited Partnership	20	15
Net cash and cash equivalents used in investing activities	(2,530)	(1,985)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY SIX WEEKS ENDED MARCH 30, 2019 AND MARCH 31, 2018

(in thousands)

(Continued)

	March 30, 2019	March 31, 2018

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(1,308)	(993)
Proceeds from long-term debt	250	3,500
Dividends paid	(521)	(465)
Purchase of noncontrolling limited partnership interests	—	(2)
Distributions to limited partnerships’ noncontrolling interests	(901)	(835)

Net cash and cash equivalents provided by (used in) financing activities	(2,480)	1,205

Net Increase in Cash and Cash Equivalents	59	5,612

Beginning of Period	13,414	9,885

End of Period	$13,473	$15,497

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$366	$372
Income taxes	$55	$174

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,041	$1,057
Purchase deposits transferred to property and equipment	$486	$73
Purchase deposits transferred to CIP	$213	$—
CIP transferred to PP&E	$3,165	$—
Insurance recovery receivable	$132	$—

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2019

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the thirteen weeks ended March 30, 2019 and March 31, 2018 are unaudited. Financial information as of September 29, 2018 has been derived from the audited financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 29, 2018. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 2 shows the amounts used in computing earnings per share and the effects on income. As of March 30, 2019 and March 31, 2018, no stock options were outstanding.

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

Issued

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes all existing guidance on accounting for leases in ASC Topic 840.  ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet.  ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which will require us to adopt these provisions in the first quarter of our fiscal year 2020.  Early adoption is permitted.  ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief.  We expect the adoption of the new guidance will have a material impact on our consolidated balance sheets due to recognition of the right-of-use asset and the lease liability related to our current operating leases. The process of evaluating the full impact of the new guidance of our consolidated financial statements and disclosures is ongoing and we expect to have an estimate of the impact by the end of the third quarter of our fiscal year 2019.

(4) INVESTMENT IN REAL PROPERTY; OPTION TO LEASE AGREEMENT:

Pompano Beach, Florida

During the second quarter of our fiscal year 2019, we purchased from an unrelated third party the vacant real property (the “Property”), located at 2119 S.E. 9th Street, Pompano Beach, Florida for $1,300,000 cash at closing. The Property is adjacent to property owned by a third party unaffiliated with us and leased to another third party unaffiliated with us for use as a restaurant (the “Adjacent Property”). As a condition to closing on the Property, we executed an Option to Lease Agreement for the Adjacent Property, to lease the Adjacent Property for a 50 year term commencing either in November, 2019 or if the current tenant exercises a one time three year renewal option, November, 2022. We plan to renovate the building on the Adjacent Property for operation as a “Flanigan’s Seafood Bar and Grill” restaurant and use the Property as parking. To fund the cash at closing, we used cash on hand. We plan to raise funds to renovate this new restaurant location using our limited partnership ownership model.

(5) EXECUTION OF LEASES FOR NEW LOCATIONS:

Sunrise, Florida (“Flanigan’s Seafood Bar and Grill”)

On February 28, 2019, we entered into a Lease Agreement (the “Sunrise Lease Agreement”) with a non-affiliated third party to rent approximately 6,900 square feet of commercial space in Sunrise, Florida where, subject to certain conditions, we anticipate opening a new restaurant location. Subsequent to the end of the second quarter of our fiscal year 2019, we assigned the Sunrise Lease Agreement to a newly formed limited partnership in which we currently are (i) the sole general partner; and (ii) our wholly owned subsidiary is the sole limited partner. While there can be no assurances that we will be successful in doing so, we intend to sell limited partnership interests to third parties as well as affiliates of the Company in order to raise net proceeds, in an amount to be determined, which proceeds will be used to renovate this potential restaurant location. We anticipate that the new restaurant location’s ownership and operating structure will be substantially similar to that of our other restaurants owned by limited partnerships. Any amounts we advance to the limited partnership will be applied as a credit to limited partnership equity in the limited partnership we may acquire (which equity shall be purchased at the same price and upon the same terms as other equity investors). If we do not acquire equity in the limited partnership for at least $250,000, any excess amounts advanced by us will be reimbursed to us by the limited partnership without interest. Through May 14, 2019, we have advanced $63,000 to the limited partnership.

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

(7) DEBT:

(a) Mortgage on Real Property

During the first quarter of our fiscal year 2019, we borrowed the sum of $250,000 from a related third party lender (the “$250,000 Loan”). The proceeds of the $250,000 Loan are being used as working capital. Our repayment obligations under the $250,000 Loan are secured by a first mortgage on our quadraplex located at 1420 N.E. 50th Court, Fort Lauderdale, Florida 33334. The $250,000 Loan bears interest at the fixed rate of 4.00% per annum and is amortizable over an eight (8) year period, with our current monthly payment of principal and interest totaling $3,047. The entire principal balance and all accrued but unpaid interest are due on November 1, 2026.

(b) Financed Insurance Premiums

During the twenty six weeks ended March 30, 2019, we financed the premiums on the following three (3) property and general liability insurance policies, totaling approximately $1.65 million, which property and general liability insurance includes coverage for our franchises which are not included in our consolidated financial statements:

(i)       For the policy year beginning December 30, 2018, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers, including automobile and excess liability coverage. The one (1) year general liability insurance premiums, including automobile and excess liability coverage, total, in the aggregate $620,000, of which $494,000 is financed through an unaffiliated third party lender (the “Third Party Lender”). The finance agreement obligates us to repay the amounts financed together with interest at the rate of 3.85% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of $50,000. The finance agreement is secured by a first priority security interest in all insurance policies, all unearned premium, return premiums, dividend payments and loss payments thereof.

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

(iii)       For the policy year beginning December 30, 2018, our property insurance is a one (1) year policy. The one (1) year property insurance premium is in the amount of $506,000, of which $385,000 is financed through the Third Party Lender. The finance agreement provides that we are obligated to repay the amounts financed, together with interest at the rate of 3.85% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of approximately $39,000. The finance agreement is secured by a first priority security interest in all insurance policies, all unearned premium, return premiums, dividend payments and loss payments thereof.

As of March 30, 2019, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $833,000.

(8) COMMITMENTS AND CONTINGENCIES:

Construction Contracts

a. 13205 Biscayne Boulevard, North Miami, Florida (Store #20)

On June 14, 2017, we entered into an agreement with a third party unaffiliated general contractor to renovate our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) for a total contract price of $880,000. The renovations include, but are not limited to the construction of a new kitchen and the expansion of the restaurant into our former package liquor store location. During the second quarter of our fiscal year 2019, we agreed to change orders which had the effect of increasing the total contract price for the renovations to $1,177,000, of which $933,000 has been paid. Subsequent to the end of the second quarter of our fiscal year 2019, we paid an additional $229,000 toward the total contract price, leaving a balance of $15,000.

During our fiscal year 2018, we entered into an agreement with a third party unaffiliated general contractor to renovate and add an outdoor patio area to the front of our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20) for a total contract price of $912,000. During the second quarter of our fiscal year 2019, we agreed to change orders which had the effect of decreasing the total contract price for the renovation to $880,000, of which we have paid $777,000. Subsequent to the end of the second quarter of our fiscal year 2019, we paid an additional $98,000 toward the total contract price, leaving a balance of $5,000.

b. 2505 N. University Drive, Hollywood, Florida (Store #19)

During our fiscal year 2018, we entered into two agreements with a third party unaffiliated general contractor for design and development services for a total contract price of $127,000 (the “$127,000 Contract”) and $174,000 (the “$174,000 Contract”). The $127,000 Contract provides for design and development services for the construction of a new building (the “New Building”) on a parcel of real property which we own which is adjacent to the real property where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operated until it was closed in October 2018 due to damages caused by a fire. The $174,000 Contract provides for design and development services for the renovation of the existing building which housed the combination package liquor store and restaurant until it was closed in October 2018 due to damages caused by a fire. If we complete the construction of the New Building and as a result of the fire, the rebuild of the existing building, (the “Rebuilt Building”), we plan to re-locate our package liquor store located at the property to the New Building and to operate the restaurant located at the property in the Rebuilt Building. During our fiscal year 2019, we agreed to change orders which had the effect of increasing the total contract price for the $127,000 Contract to $138,000, and during the second quarter of our fiscal year 2019, we paid the balance of the total contract price of the $127,000 Contract, in the amount of $25,000. During our fiscal year 2019, we also agreed to change orders which had the effect of increasing the total contract price for the $174,000 Contract to $187,000, and during the second quarter of our fiscal year 2019, we paid $46,000 as the final payment of the contract price of the $174,000 Contract, (of which a total of $157,000 was paid), which we cancelled during the first quarter of our fiscal year 2019 due to the building being damaged by fire.

Index

Subsequent to the end of the second quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work to connect the real property where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operated until it was closed in October 2018 due to damages caused by a fire to city sewer and for the construction of the new building on the adjacent parcel of real property for the operation of our package liquor store for $1,618,000.

Subsequent to the end of the second quarter of our fiscal year 2019, we also entered into an agreement with a third party unaffiliated architect for design and development services for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) for a total contract price of $77,000, of which we paid $15,000.

c. 4 N. Federal Highway, Hallandale Beach, Florida (Store #31)

During the first quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated design group for design and development services for a contract price of $356,000 (the “$356,000 Contract”). The $356,000 Contract provided for design and development services for the construction of two (2) new buildings on the real property which we own where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale Beach, Florida, (Store #31) operates. Our plan for the real property was to (i) demolish the building which currently houses our combination package liquor store and restaurant, (ii) build two new buildings, one of which will house our package liquor store and the other of which will house our restaurant; and (iii) enter into a ground lease with an existing retail tenant for a parcel of land which will not be improved by the two buildings. During the second quarter of our fiscal year 2019, we learned that our planned development of Store #31 would cause the loss of too many parking spaces, so we abandoned our development plans and terminated the $356,000 Contract. We paid $130,000 on account of the $356,000 Contract and owe no further amounts under the same.

d. 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85)

Subsequent to the end of the second quarter of our fiscal year 2019, we also entered into an agreement with a third party unaffiliated design group for design and development services of our new location at 14301 W. Sunrise Boulevard, Sunrise, Florida 33323 (Store #85) for a total contract price of $122,000, of which we paid $20,000.

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

(9) CASUALTY LOSS

During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) was damaged by a fire and was forced to close. Due to the damage caused by the fire, we determined that Store #19 should be demolished and rebuilt and as a result, the package liquor store and restaurant will be closed for our fiscal year 2019. We have insurance coverage of $1,975,000, in the aggregate, which our insurance carrier has agreed to pay. We sustained a loss of $1,373,000 on our building and business personal property, against which we received insurance proceeds of $1,200,000 resulting in a loss of $173,000. We had a gain of $775,000 on our business interruption coverage, which when netted against our loss of $173,000 on our building and business personal property produced a gain of $602,000. During the first quarter of our fiscal year 2019, we received an advance of $600,000 against our insurance recovery and during the second quarter of our fiscal year 2019, we received the balance of our insurance recovery, less only $132,000 as depreciation against our business personal property until such time as it is replaced.

(10) BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks and twenty six weeks ended March 30, 2019 and March 31, 2018, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

Index

	(in thousands)
	Thirteen Weeks Ended March 30, 2019	Thirteen Weeks Ended March 31, 2018
Operating Revenues:
Restaurants	$23,964	$23,885
Package stores	5,092	4,866
Other revenues	680	705
Total operating revenues	$29,736	$29,456

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$2,435	$3,272
Package stores	283	344
	2,718	3,616
Corporate expenses, net of other revenues	(828)	(1,104)
Income from operations	1,890	2,512
Interest expense	(181)	(196)
Interest and other income	13	17
Insurance recovery, net of casualty loss	—	—
Income Before Provision for Income Taxes	$1,722	$2,333
Provision for Income Taxes	(257)	(448)
Net Income	1,465	1,885
Net Income Attributable to Noncontrolling Interests	(444)	(488)
Net Income Attributable to Flanigan’s Enterprises, Inc.
Stockholders	$1,021	$1,397

Depreciation and Amortization:
Restaurants	$578	$536
Package stores	69	68
	647	604
Corporate	97	81
Total Depreciation and Amortization	$744	$685

Capital Expenditures:
Restaurants	$1,010	$690
Package stores	87	41
	1,097	731
Corporate	1,461	157
Total Capital Expenditures	$2,558	$888

Index

	Twenty Six Weeks Ended March 30, 2019	Twenty Six Weeks Ended March 31, 2018
Operating Revenues:
Restaurants	$46,115	$46,641
Package stores	10,227	9,879
Other revenues	1,288	1,329
Total operating revenues	$57,630	$57,849

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$3,822	$5,229
Package stores	450	626
	4,272	5,855
Corporate expenses, net of other revenues	(1,727)	(1,756)
Income from Operations	2,545	4,099
Interest expense	(366)	(372)
Interest and Other Income	26	27
Insurance recovery, net of casualty loss	602	—
Income Before Provision for Income Taxes	$2,807	$3,754
Provision for Income Taxes	(344)	(913)
Net Income	2,463	2,841
Net Income Attributable to Noncontrolling Interests	(699)	(823)
Net Income Attributable to Flanigan’s Enterprises, Inc.
Stockholders	$1,764	$2,018

Depreciation and Amortization:
Restaurants	1,135	1,076
Package stores	135	135
	1,270	1,211
Corporate	194	160
Total Depreciation and Amortization	$1,464	$1,371

Capital Expenditures:
Restaurants	$2,351	$1,513
Package stores	165	123
	2,516	1,636
Corporate	1,683	212
Total Capital Expenditures	$4,199	$1,848

	March 30,	September 29,
	2019	2018
Identifiable Assets:
Restaurants	$31,451	$30,963
Package store	10,107	10,127
	41,558	41,090
Corporate	27,116	26,175
Consolidated Totals	$68,674	$67,265

(11)       SUBSEQUENT EVENTS:

Subsequent events have been evaluated through the date these condensed consolidated financial statements were issued and except as disclosed herein, no events required disclosure.

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

Index

OVERVIEW

As of March 30, 2019, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries, (i) operates 26 units, consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and (ii) franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurants/package liquor stores. The foregoing excludes an adult entertainment club which we owned but did not operate and which was permanently closed on September 20, 2018 when a Federal Court upheld recently enacted local legislation which prohibited the operation of the club as then operated. The table below provides information concerning the type (i.e. restaurant, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of March 30, 2019 and as compared to March 31, 2018 and September 29, 2018. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

Types of Units	March 30, 2019	September 29, 2018	March 31, 2018
Company Owned: Combination package and restaurant	3	3	3	(1)
Restaurant only	7	7	7
Package store only	6	6	6

Company Operated Restaurants Only:
Limited Partnerships	8	8	8
Franchise	1	1	1
Unrelated Third Party	1	1	1

Company Owned Club:	-	-	1	(2)

Total Company Owned/Operated Units	26	26	27
Franchised Units	5	5	5	(3)

Notes:

(1) During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) was damaged by a fire which caused it to be closed during the first and second quarters of our fiscal year 2019. Revenues and expenses from Store #19 for the first two (2) days of the first quarter of our fiscal year 2019, except payroll, are immaterial.

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

Index

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is managed and controlled by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method of accounting. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of March 30, 2019, limited partnerships owning eight (8) restaurants, (Surfside, Florida, Kendall, Florida, West Miami, Florida, Pinecrest, Florida, Wellington, Florida, Miami, Florida, Pembroke Pines, Florida and Davie, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive from the limited partnerships a fee equal to 3% of gross sales for use of our service mark “Flanigan’s Seafood Bar and Grill”.

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	March 30, 2019		March 31, 2018
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$18,219	62.70	$18,244	63.46
Restaurant bar sales	5,745	19.77	5,641	19.62
Package store sales	5,092	17.53	4,866	16.92

Total Sales	$29,056	100.00	$28,751	100.00

Franchise related revenues	429		443
Rental income	192		158
Owner’s fee	—		37
Other operating income	59		67

Total Revenue	$29,736		$29,456

	-----------------------Twenty Six Weeks Ended-----------------------
	March 30, 2019		March 31, 2018
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$35,047	62.20	$35,516	62.84
Restaurant bar sales	11,068	19.64	11,125	19.68
Package store sales	10,227	18.16	9,879	17.48

Total Sales	$56,342	100.00	$56,520	100.00

Franchise related revenues	796		823
Rental income	390		315
Owner’s fee	—		75
Other operating income	102		116

Total Revenue	$57,630		$57,849

Index

Comparison of Thirteen Weeks Ended March 30, 2019 and March 31, 2018.

Revenues. Total revenue for the thirteen weeks ended March 30, 2019 increased $280,000 or 0.95% to $29,736,000 from $29,456,000 for the thirteen weeks ended March 31, 2018 due primarily to increased restaurant traffic and notwithstanding the loss of revenue from our combination restaurant/package liquor store located at 2505 N. University Drive, Hollywood, Florida (Store #19), which was closed for the thirteen weeks ended March 30, 2019 due to a fire on October 2, 2018, (the “Store #19 Closure”). Revenue generated from operations at our Store #19 was $1,346,000 for the thirteen weeks ended March 31, 2018. We expect revenue to remain stable throughout the balance of our fiscal year 2019 due to increased restaurant traffic, offset by the loss of revenue resulting from the Store #19 Closure. We currently anticipate that our Store #19 will be closed for at least the remainder of our fiscal year 2019.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants (food sales) totaled $18,219,000 for the thirteen weeks ended March 30, 2019 as compared to $18,244,000 for the thirteen weeks ended March 31, 2018. The decrease in restaurant revenue from the sale of food at restaurants during the thirteen weeks ended March 30, 2019 is primarily due to the loss of revenue resulting from the Store #19 Closure, offset by increased restaurant traffic. Restaurant revenue from the sale of food at our Store #19 was $892,000 for the thirteen weeks ended March 31, 2018. Comparable weekly restaurant food sales (for restaurants open for all of the second quarter of our fiscal year 2019 and the second quarter of our fiscal year 2018, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirteen weeks ended March 30, 2019) and eight restaurants owned by affiliated limited partnerships) was $1,401,000 and $1,335,000 for the thirteen weeks ended March 30, 2019 and March 31, 2018, respectively, an increase of 4.94%. Comparable weekly restaurant food sales for Company owned restaurants only was $720,000 and $685,000 for the second quarter of our fiscal year 2019 and the second quarter of our fiscal year 2018, respectively, an increase of 5.11%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $681,000 and $650,000 for the second quarter of our fiscal year 2019 and the second quarter of our fiscal year 2018, respectively, an increase of 4.84%. We expect restaurant revenue generated from food sales, including non-alcoholic beverages, at restaurants to remain stable throughout the balance of our fiscal year 2019 due to the loss of food sales resulting from the Store #19 Closure.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $5,745,000 for the thirteen weeks ended March 30, 2019 as compared to $5,641,000 for the thirteen weeks ended March 31, 2018. The increase in restaurant revenue from the sale of alcoholic beverages at restaurants during the thirteen weeks ended March 30, 2019 is primarily due to increased restaurant traffic, offset by the loss of revenue resulting from the Store #19 Closure. Restaurant revenue from the bar sales at our Store #19 was $190,000 for the thirteen weeks ended March 31, 2018. Comparable weekly restaurant bar sales (for restaurants open for all of the second quarter of our fiscal year 2019 and the second quarter of our fiscal year 2018, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirteen weeks ended March 30, 2019), and eight restaurants owned by affiliated limited partnerships) was $442,000 for the thirteen weeks ended March 30, 2019 and $423,000 for the thirteen weeks ended March 31, 2018, an increase of 4.49%. Comparable weekly restaurant bar sales for Company owned restaurants only was $205,000 and $195,000 for the second quarter of our fiscal year 2019 and the second quarter of our fiscal year 2018, respectively, an increase of 5.13%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $237,000 and $228,000 for the second quarter of our fiscal year 2019 and the second quarter of our fiscal year 2018, respectively, an increase of 3.95%. We expect restaurant revenue generated from bar sales to remain stable throughout the balance of our fiscal year 2019 due to increased restaurant traffic, offset by the loss of bar sales resulting from the Store #19 Closure.

Index

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $5,092,000 for the thirteen weeks ended March 30, 2019 as compared to $4,866,000 for the thirteen weeks ended March 31, 2018, an increase of $226,000. This increase was primarily due to increased package liquor store traffic, offset by the loss of revenue generated from sales of liquor and related items at Store #19, due to the Store #19 Closure. Revenue generated from sales of liquor and related items at our Store #19 was $264,000 for the thirteen weeks ended March 31, 2018. The weekly average of same store package liquor store sales, which includes eight (8) Company owned package liquor stores, (excluding Store #19, which was closed for the thirteen weeks ended March 30, 2019), was $392,000 for the thirteen weeks ended March 30, 2019 as compared to $354,000 for the thirteen weeks ended March 31, 2018, an increase of 10.73%. We expect package liquor store sales to increase throughout the balance of our fiscal year 2019 due to increased package liquor store traffic, offset by the loss of revenue generated from sales of liquor and related items resulting from the Store #19 Closure.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended March 30, 2019 increased $902,000 or 3.35% to $27,846,000 from $26,944,000 for the thirteen weeks ended March 31, 2018. The increase was primarily due to an expected general increase in food costs, offset by a reduction of operating costs and expenses at Store #19 due to the Store #19 Closure and actions taken by management to reduce and/or control costs. Operating costs and expenses at our Store #19 were $529,000 for the thirteen weeks ended March 31, 2018. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2019 for the same reasons. Operating costs and expenses increased as a percentage of total revenue to approximately 93.64% in the second quarter of our fiscal year 2019 from 92.36% in the second quarter of our fiscal year 2018.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food sales and bar sales for the thirteen weeks ended March 30, 2019 decreased to $15,646,000 from $15,673,000 for the thirteen weeks ended March 31, 2018. Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of restaurant food sales and bar sales), was 65.29% for the thirteen weeks ended March 30, 2019 and 65.62% for the thirteen weeks ended March 31, 2018. We anticipate that our gross profit for restaurant food and bar sales will decrease during our fiscal year 2019 due to higher food costs.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended March 30, 2019 increased to $1,373,000 from $1,358,000 for the thirteen weeks ended March 31, 2018. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package liquor store sales was 26.96% for the thirteen weeks ended March 30, 2019 and 27.91% for the thirteen weeks ended March 31, 2018. We anticipate that the gross profit margin for package store merchandise will decrease during our fiscal year 2019 due to anticipated lower pricing of certain package store merchandise in order for us to stay competitive.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended March 30, 2019 increased $73,000 or 0.81% to $9,067,000 from $8,994,000 for the thirteen weeks ended March 31, 2018. Higher payroll and related costs for the thirteen weeks ended March 30, 2019 were primarily due to higher restaurant sales, which require additional payroll and related costs for employees such as cooks, bartenders and servers, offset by a decrease in payroll and related costs of $657,000 at Store #19 due to the Store #19 Closure. Payroll and related costs as a percentage of total revenue was 30.49% in the second quarter of our fiscal year 2019 and 30.82% of total sales in the second quarter of our fiscal year 2018.

Index

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended March 30, 2019 increased $100,000 or 7.12% to $1,504,000 from $1,404,000 for the thirteen weeks ended March 31, 2018. We anticipate that our occupancy costs will remain stable throughout the balance of our fiscal year 2019.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended March 30, 2019 increased $412,000 or 8.54% to $5,238,000 from $4,826,000 for the thirteen weeks ended March 31, 2018. Selling, general and administrative expenses increased as a percentage of total revenue in the second quarter of our fiscal year 2019 to 17.61% as compared to 16.38% in the second quarter of our fiscal year 2018. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2019 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense for the thirteen weeks ended March 30, 2019 increased $59,000 or 8.61% to $744,000 from $685,000 from the thirteen weeks ended March 31, 2018. As a percentage of total revenue, depreciation and amortization expense was 2.50% of revenue in the thirteen weeks ended March 30, 2019 and 2.33% of revenue in the thirteen weeks ended March 31, 2018.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended March 30, 2019 decreased $15,000 to $181,000 from $196,000 for the thirteen weeks ended March 31, 2018.

Income Taxes. Income taxes for the thirteen weeks ended March 30, 2019 was $257,000 and $448,000 for the thirteen weeks ended March 31, 2018.

Net Income. Net income for the thirteen weeks ended March 30, 2019 decreased $418,000 or 22.18% to $1,465,000 from $1,885,000 for the thirteen weeks ended March 31, 2018. Net income for the thirteen weeks ended March 30, 2019 decreased when compared to the thirteen weeks ended March 31, 2018 primarily due to a net loss of $18,000 from Store #19 resulting from the Store #19 Closure and by higher food costs and overall expenses, offset by higher restaurant traffic. During the thirteen weeks ended March 31, 2018, the net income from Store #19 was $233,000. As a percentage of sales, net income for the second quarter of our fiscal year 2019 is 4.93%, as compared to 6.40% in the second quarter of our fiscal year 2018. For the balance of our fiscal year 2019, our net income will be adversely affected by a loss of net income from Store #19 resulting from the Store #19 Closure, which location will remain closed through at least the end of our fiscal year 2019 and we do not anticipate we will be receiving any further insurance proceeds from the Store #19 Closure, other than $132,000 in depreciation insurance recovery which we have yet to receive.

Net Income Attributable to Stockholders. Net income attributable to stockholders for the thirteen weeks ended March 30, 2019 decreased $374,000 or 26.77% to $1,021,000 from $1,397,000 for the thirteen weeks ended March 31, 2018. Net income for the thirteen weeks ended March 30, 2019 decreased when compared to the thirteen weeks ended March 31, 2018 primarily due to a net loss of $18,000 from Store #19 resulting from the Store #19 Closure and by higher food costs and overall expenses, offset by higher restaurant traffic. During the thirteen weeks ended March 31, 2018, the net income from Store #19 was $233,000. As a percentage of revenue, net income attributable to stockholders for the thirteen weeks ended March 30, 2019 is 3.43%, as compared to 4.74% for the thirteen weeks ended March 31, 2018. For the balance of our fiscal year 2019, our net income attributable to stockholders will be adversely affected by a loss of net income from Store #19 resulting from the Store #19 Closure, which location will remain closed through at least the end of our fiscal year 2019 and we do not anticipate we will be receiving any further insurance proceeds from the Store #19 Closure, other than $132,000 in depreciation insurance recovery which we have yet to receive.

Index

Comparison of Twenty Six Weeks Ended March 30, 2019 and March 31, 2018.

Revenues. Total revenue for the twenty-six weeks ended March 30, 2019 decreased $219,000 or 0.38% to $57,630,000 from $57,849,000 for the twenty-six weeks ended March 31, 2018 due primarily to the loss of revenue resulting from the Store #19 Closure, offset by increased restaurant traffic. We anticipate that Store #19 will remain closed through at least the end of our fiscal year 2019 and do not anticipate we will receive any insurance proceeds from the Store #19 Closure. Revenue generated from operations at Store #19 was $2,697,000 for the twenty-six weeks ended March 31, 2018. We expect total revenue to remain stable throughout the balance of our fiscal year 2019 due to the loss of revenue generated from our Store #19, due to the Store #19 Closure.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants (food sales) totaled $35,047,000 for the twenty-six weeks ended March 30, 2019 as compared to $35,516,000 for the thirteen weeks ended March 31, 2018. The decrease in restaurant revenue from food sales during the twenty-six weeks ended March 30, 2019 is primarily due to the loss of food sales at Store #19 resulting from the Store #19 Closure, offset by increased restaurant traffic. Restaurant revenue from the sale of food at our Store #19 was $1,747,000 for the twenty-six weeks ended March 31, 2018. Comparable weekly restaurant food sales (for restaurants open for all of the first and second quarters of our fiscal year 2019 and 2018, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the twenty-six weeks ended March 30, 2019) and eight restaurants owned by affiliated limited partnerships) was $1,348,000 and $1,298,000 for the twenty-six weeks ended March 30, 2019 and March 31, 2018, respectively, an increase of 3.85%. Comparable weekly restaurant food sales for Company owned restaurants only was $681,000 and $659,000 for the first and second quarters of our fiscal years 2019 and 2018, respectively, an increase of 3.34%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $667,000 and $639,000 for the first and second quarters of our fiscal years 2019 and 2018, respectively, an increase of 4.38%. We expect restaurant revenue generated from food sales, including non-alcoholic beverages, at restaurants to remain stable throughout the balance of our fiscal year 2019 due to the loss of food sales at Store #19 resulting from the Store #19 Closure.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $11,068,000 for the twenty-six weeks ended March 30, 2019 as compared to $11,125,000 for the twenty-six weeks ended March 31, 2018. The decrease in restaurant revenue from bar sales during the twenty-six weeks ended March 30, 2019 is primarily due to the loss of bar sales at Store #19 resulting from the Store #19 Closure, offset by increased restaurant traffic. Restaurant revenue from the bar sales at Store #19 was $374,000 for the twenty-six weeks ended March 31, 2018. Comparable weekly restaurant bar sales (for restaurants open for all of the first and second quarters of our fiscal years 2019 and 2018, respectively, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the twenty-six weeks ended March 30, 2019) and eight restaurants owned by affiliated limited partnerships) was $426,000 for the twenty-six weeks ended March 30, 2019 and $413,000 for the twenty-six weeks ended March 31, 2018, an increase of 3.15%. Comparable weekly restaurant bar sales for Company owned restaurants only was $194,000 and $190,000 for the first and second quarters of our fiscal years 2018 and 2019, respectively, an increase of 2.11%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $232,000 and $223,000 for the first and second quarters of our fiscal year 2019 and 2018, respectively, an increase of 4.04%. We expect restaurant revenue generated from bar sales to remain stable throughout the balance of our fiscal year 2019 due to the loss of bar sales at Store #19 resulting from the Store #19 Closure.

Index

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $10,227,000 for the twenty-six weeks ended March 30, 2019 as compared to $9,879,000 for the twenty-six weeks ended March 31, 2018, an increase of $348,000. This increase was primarily due to increased package liquor store traffic, offset by the loss of revenue generated from sales of liquor and related items at Store #19 resulting from the Store #19 Closure. Revenue generated from sales of liquor and related items at Store #19 was $576,000 for the twenty-six weeks ended March 31, 2018. The weekly average of same store package liquor store sales, which includes eight (8) Company owned package liquor stores, (excluding Store #19, which was closed for the twenty-six weeks ended March 30, 2019), was $393,000 for the twenty-six weeks ended March 30, 2019 as compared to $358,000 for the twenty-six weeks ended March 31, 2018, an increase of 9.78%. We expect package liquor store sales to increase throughout the balance of our fiscal year 2019 due to increased package liquor store traffic, offset by the loss of revenue generated from sales of liquor and related items at Store #19 resulting from the Store #19 Closure.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the twenty-six weeks ended March 30, 2019 increased $1,335,000 or 2.48% to $55,085,000 from $53,750,000 for the twenty-six weeks ended March 31, 2018. The increase was primarily due to an expected general increase in food costs, offset by a reduction of operating costs and expenses at Store #19, which was closed for the twenty-six weeks ended March 30, 2019 due to the Store #19 Closure and actions taken by management to reduce and/or control costs. Operating costs and expenses at Store #19 were $1,088,000 for the twenty-six weeks ended March 31, 2018. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2019 for the same reasons. Operating costs and expenses increased as a percentage of total revenue to approximately 95.85% for the twenty-six weeks of our fiscal year 2019 from 92.91% for the twenty-six weeks of our fiscal year 2018.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food sales and bar sales for the twenty six weeks ended March 30, 2019 decreased to $30,073,000 from $30,446,000 for the twenty six weeks ended March 31, 2018. Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of restaurant food sales and bar sales), was 65.21% for the twenty six weeks ended March 30, 2019 and 65.28% for the twenty six weeks ended March 31, 2018. We anticipate that our gross profit for restaurant food and bar sales will decrease during our fiscal year 2019 due to higher food costs.

Package Store Sales. Gross profit for package store sales for the twenty six weeks ended March 30, 2019 decreased to $2,741,000 from $2,750,000 for the twenty six weeks ended March 31, 2018. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package liquor store sales was 26.80% for the twenty six weeks ended March 30, 2019 and 27.84% for the twenty six weeks ended March 31, 2018. We anticipate that the gross profit margin for package store sales will decrease during our fiscal year 2019 due to anticipated lower pricing of certain package store merchandise undertaken in order for us to stay competitive.

Payroll and Related Costs. Payroll and related costs for the twenty six weeks ended March 30, 2019 increased $125,000 or 0.71% to $17,665,000 from $17,540,000 for the twenty six weeks ended March 31, 2018. Higher payroll and related costs for the twenty six weeks ended March 30, 2019 were primarily due to higher restaurant sales, which require additional payroll and related costs for employees such as cooks, bartenders and servers, offset by a decrease in payroll and related costs of $730,000 at Store #19, which was closed for substantially all of the twenty-six weeks ended March 30, 2019 due to the Store #19 Closure. Payroll and related costs as a percentage of total revenue was 30.65% for the twenty-six weeks ended March 30, 2019 and 30.32% of total revenue for the twenty-six weeks ended March 31, 2018.

Index

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the twenty six weeks ended March 30, 2019 increased $124,000 or 4.29% to $3,014,000 from $2,890,000 for the twenty six weeks ended March 31, 2018. We anticipate that our occupancy costs will remain stable throughout the balance of our fiscal year 2019.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the twenty six weeks ended March 30, 2019 increased $881,000 or 8.81% to $10,877,000 from $9,996,000 for the twenty six weeks ended March 31, 2018. Selling, general and administrative expenses increased as a percentage of total revenue for the twenty six weeks ended March 30, 2019 to 18.87% as compared to 17.28% for the twenty six weeks ended March 31, 2019. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2019 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense for the twenty six weeks ended March 30, 2019 increased $93,000 or 6.78% to $1,464,000 from $1,371,000 from the twenty six weeks ended March 31, 2018. As a percentage of total revenue, depreciation and amortization expense was 2.54% of revenue in the twenty six weeks ended March 30, 2019 and 2.37% of revenue in the twenty six weeks ended March 31, 2018.

Interest Expense, Net. Interest expense, net, for the twenty six weeks ended March 30, 2019 decreased $6,000 to $366,000 from $372,000 for the twenty six weeks ended March 31, 2018.

Income Taxes. Income taxes for the twenty six weeks ended March 30, 2019 was $343,000 and $913,000 for the twenty six weeks ended March 31, 2018. Income taxes decreased during the twenty six weeks ended March 30, 2019 due to a reduction of $268,000 to our deferred tax asset due to the corporate tax rate reduction, which reduction was a part of our current tax expense during the twenty six weeks ended March 31, 2018.

Net Income. Net income for the twenty-six weeks ended March 30, 2019 decreased $378,000 or 13.31% to $2,463,000 from $2,841,000 for the twenty-six weeks ended March 31, 2018. Net income for the twenty-six weeks ended March 30, 2019 decreased when compared to the twenty-six weeks ended March 31, 2018 primarily due to higher food costs and overall expenses and a net loss of $274,000 from Store #19 resulting from the Store #19 Closure, offset by the receipt in the first quarter of our 2019 fiscal year of a $602,000 insurance recovery, as a result of the Store #19 Closure and higher restaurant traffic. During the twenty-six weeks ended March 31, 2018, the net income from Store #19 was $408,000. Net income for the twenty-six weeks ended March 30, 2018 was also reduced by a reduction of $268,000 to our deferred tax asset. For the balance of our fiscal year 2019, our net income will be adversely affected by a loss of net income from Store #19 resulting from the Store #19 Closure. We anticipate that Store #19 will remain closed through at least the end of our fiscal year 2019 and we do not anticipate we will receive any additional insurance proceeds from the Store #19 Closure, other than $132,000 in depreciation insurance recovery which we have yet to receive.

Net Income Attributable to Stockholders. Net income attributable to stockholders for the twenty-six weeks ended March 30, 2019 decreased $254,000 or 12.59% to $1,764,000 from $2,018,000 for the twenty-six weeks ended March 31, 2018. Net income for the twenty-six weeks ended March 30, 2019 decreased when compared to the twenty-six weeks ended March 31, 2018 primarily due to higher food costs and overall expenses and a net loss of $274,000 from Store #19 resulting from the Store #19 Closure, offset by the receipt in the first quarter of our 2019 fiscal year of a $602,000 insurance recovery, as a result of the Store #19 Closure and higher restaurant traffic. During the twenty-six weeks ended March 31, 2018, the net income from Store #19 was $408,000. Net income for the twenty-six weeks ended March 30, 2018 was also reduced by a reduction of $268,000 to our deferred tax asset. As a percentage of revenue, net income attributable to stockholders for the twenty-six weeks ended March 30, 2019 is 3.06%, as compared to 3.49% for the twenty-six weeks ended March 31, 2018. For the balance of our fiscal year 2019, our net income attributable to stockholders will be adversely affected by a loss of net income from Store #19 resulting from the Store #19 Closure. We anticipate that Store #19 will remain closed through at least the end of our fiscal year 2019 and we do not anticipate we will receive any additional insurance proceeds from the Store #19 Closure, other than $132,000 in depreciation insurance recovery which we have yet to receive.

Index

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During the thirteen weeks ended March 30, 2019, we had one new restaurant location in Sunrise, Florida in the development stage and have recognized pre-opening costs of $63,000.

Menu Price Increases and Trends

Effective September 3, 2017 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 4.9% annually and effective September 16, 2017 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 4.0% annually to offset higher food costs and higher overall expenses. Prior to these increases, we previously raised menu prices in the second quarter of our fiscal year 2016. During the next twelve months, if demand for our restaurant and bar offerings remain substantially similar to the demand during our fiscal year 2018, (excluding restaurant and bar sales from Store #19 which we expect will be closed for our entire fiscal year 2019) of which there can be no assurance, we expect that restaurant and bar sales in our restaurants as well as gross profit for food and bar operations (excluding restaurant and bar sales from Store #19 which we expect will be closed for our entire fiscal year 2019) should remain substantially the same. We anticipate that our package liquor store sales will continue to increase, (excluding package liquor store sales from Store #19, which we expect will be closed for our entire fiscal year 2019 due to the Store #19 Closure), while gross profit margin for package liquor store sales will, in all likelihood, decrease.

In addition to the rebuilding of Store #19, which was closed in October 2018 due to a fire, we have a new “Flanigan’s Seafood Bar and Grill” restaurant in Sunrise, Florida in the development stage and also continue to search for new locations to open restaurants and thereby expand our business.

We are not actively searching for locations for the operation of new package liquor stores, but when our attempt to expand “The Whale’s Rib” restaurant concept in Miami, Florida was abandoned, we decided that the space we had targeted for the “The Whales Rib” would be ideal for the operation of a package liquor store and during the fourth quarter of our fiscal year 2018, we received governmental approval to operate a package liquor store. It is anticipated that this new package liquor store will be open for business during the fourth quarter of our fiscal year 2019.

Index

Liquidity and Capital Resources

We fund our operations through cash from operations. As of March 30, 2019, we had cash of approximately $13,473,000, an increase of $59,000 from our cash balance of $13,414,000 as of September 29, 2018. During the second quarter of our fiscal year 2019, on March 28, 2019, we paid a dividend of $.28 per share. We believe that our current cash availability from our cash on hand, positive cash flow from operations and borrowed funds will be sufficient to fund our operations and planned capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the twenty six weeks ended March 30, 2019 and March 31, 2018.

	---------Twenty Six Weeks Ended--------
	March 30, 2019	March 31, 2018
	(in Thousands)

Net cash provided by operating activities	$5,069	$6,392
Net cash used in investing activities	(2,530)	(1,985)
Net cash provided by (used in) financing activities	(2,480)	1,205

Net Increase in Cash and Cash Equivalents	59	5,612

Cash and Cash Equivalents, Beginning	13,414	9,885

Cash and Cash Equivalents, Ending	$13,473	$15,497

During the twenty six weeks ended March 30, 2019, our Board of Directors declared and paid a cash dividend of 28 cents per share to shareholders of record on March 15, 2019. During the twenty six weeks ended March 31, 2018, our Board of Directors declared and paid a cash dividend of 25 cents per share to shareholders of record on March 16, 2018. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. We acquired property, plant and equipment and construction in progress of $4,199,000, (of which $1,300,000 was for the purchase of vacant real property in Pompano Beach, Florida, $584,000 was for the purchase of construction in process and $486,000 was from deposits recorded in other assets as of September 29, 2018), during the twenty six weeks ended March 30, 2019, which amount included $73,000 for renovations to one (1) existing limited partnership restaurant and $213,000 for renovations to three (3) Company owned restaurants. During the twenty six weeks ended March 31, 2018, we acquired property, plant and equipment and construction in progress of $1,848,000, (of which $848,000 was for the purchase of construction in process and $73,000 was from deposits recorded in other assets as of September 30, 2017), during the twenty six weeks ended March 31, 2018, which amount included $729,000 for the renovation of an existing restaurant and $196,000 for renovations to two (2) Company owned restaurants.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2019 to be approximately $450,000, of which $286,000 has been spent through March 30, 2019.

Index

Long Term Debt

As of March 30, 2019, we had long term debt of $14,574,000, as compared to $14,576,000 as of September 29, 2018. As of March 30, 2019, we are in compliance with the covenants of all loans with our lender.

As of March 30, 2019, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $833,000.

Construction Contracts

a. 13205 Biscayne Boulevard, North Miami, Florida (Store #20)

On June 14, 2017, we entered into an agreement with a third party unaffiliated general contractor to renovate our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) for a total contract price of $880,000. The renovations include, but are not limited to the construction of a new kitchen and the expansion of the restaurant into our former package liquor store location. During the second quarter of our fiscal year 2019, we agreed to change orders which had the effect of increasing the total contract price for the renovations to $1,177,000, of which $933,000 has been paid. Subsequent to the end of the second quarter of our fiscal year 2019, we paid an additional $229,000 toward the total contract price, leaving a balance of $15,000.

During our fiscal year 2018, we entered into an agreement with a third party unaffiliated general contractor to renovate and add an outdoor patio area to the front of our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20) for a total contract price of $912,000. During the second quarter of our fiscal year 2019, we agreed to change orders which had the effect of decreasing the total contract price for the renovation to $880,000, of which we have paid $777,000. Subsequent to the end of the second quarter of our fiscal year 2019, we paid an additional $98,000 toward the total contract price, leaving a balance of $5,000.

b. 2505 N. University Drive, Hollywood, Florida (Store #19)

During our fiscal year 2018, we entered into two agreements with a third party unaffiliated general contractor for design and development services for a total contract price of $127,000 (the “$127,000 Contract”) and $174,000 (the “$174,000 Contract”). The $127,000 Contract provides for design and development services for the construction of a new building (the “New Building”) on a parcel of real property which we own which is adjacent to the real property where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operated until it was closed in October 2018 due to damages caused by a fire. The $174,000 Contract provides for design and development services for the renovation of the existing building which housed the combination package liquor store and restaurant until it was closed in October 2018 due to damages caused by a fire. If we complete the construction of the New Building and as a result of the fire, the rebuild of the existing building, (the “Rebuilt Building”), we plan to re-locate our package liquor store located at the property to the New Building and to operate the restaurant located at the property in the Rebuilt Building. During our fiscal year 2019, we agreed to change orders which had the effect of increasing the total contract price for the $127,000 Contract to $138,000, and during the second quarter of our fiscal year 2019, we paid the balance of the total contract price of the $127,000 Contract, in the amount of $25,000. During our fiscal year 2019, we also agreed to change orders which had the effect of increasing the total contract price for the $174,000 Contract to $187,000, and during the second quarter of our fiscal year 2019, we paid $46,000 as the final payment of the contract price of the $174,000 Contract, (of which a total of $157,000 was paid), which we cancelled during the first quarter of our fiscal year 2019 due to the building being damaged by fire.

Index

Subsequent to the end of the second quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work to connect the real property where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operated until it was closed in October 2018 due to damages caused by a fire to city sewer and for the construction of the new building on the adjacent parcel of real property for the operation of our package liquor store for $1,618,000.

Subsequent to the end of the second quarter of our fiscal year 2019, we also entered into an agreement with a third party unaffiliated architect for design and development services for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) for a total contract price of $77,000, of which we paid $15,000.

c. 4 N. Federal Highway, Hallandale Beach, Florida (Store #31)

During the first quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated design group for design and development services for a contract price of $356,000 (the “$356,000 Contract”). The $356,000 Contract provided for design and development services for the construction of two (2) new buildings on the real property which we own where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale Beach, Florida, (Store #31) operates. Our plan for the real property was to (i) demolish the building which currently houses our combination package liquor store and restaurant, (ii) build two new buildings, one of which will house our package liquor store and the other of which will house our restaurant; and (iii) enter into a ground lease with an existing retail tenant for a parcel of land which will not be improved by the two buildings. During the second quarter of our fiscal year 2019, we learned that our planned development of Store #31 would cause the loss of too many parking spaces, so we abandoned our development plans and terminated the $356,000 Contract. We paid $130,000 on account of the $356,000 Contract and owe no further amounts under the same.

d. 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85)

Subsequent to the end of the second quarter of our fiscal year 2019, we also entered into an agreement with a third party unaffiliated design group for design and development services of our new location at 14301 W. Sunrise Boulevard, Sunrise, Florida 33323 (Store #85) for a total contract price of $122,000, of which we paid $20,000.

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

Purchase of Limited Partnership Interest

During the twenty six weeks ended March 30, 2019, we did not purchase any limited partnership interests. During the twenty six weeks ended March 31, 2018, we purchased from one limited partner (who is not an officer, director or family member of officers or directors) a limited partnership interest of 0.21% in a limited partnership which owns a restaurant, for a purchase price of $1,600.

Index

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended March 30, 2019, March 31, 2018 and our fiscal year ended September 29, 2018.

Item	March 30, 2019	March 31, 2018	Sept. 29, 2018
	(in Thousands)

Current Assets	$19,746	$21,411	$19,025
Current Liabilities	16,734	14,217	13,310
Working Capital	$3,012	$7,194	$5,715

Our working capital decreased during our fiscal quarter ended March 30, 2019 from our working capital for our fiscal quarter ended March 31, 2018 and our fiscal year ended September 29, 2018 due to the $1,300,000 we paid to close on our purchase of the vacant parcel of property located at 2119 S.E. 9th Street, Pompano Beach, Florida and the reclassification of the principal balance of an existing mortgage to short term.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of March 30, 2019 held no equity securities.

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

At March 30, 2019, we had three variable rate debt instruments outstanding that are impacted by changes in interest rates. In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”). In January, 2013, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”). In December, 2016, we closed on a secured revolving line of credit which entitled us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”), which on December 28, 2017 converted to a term loan (the “Term Loan”).

Index

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following three (3) interest rate swap agreements:

(i)        The first interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 million Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at March 30, 2019, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

(ii)        The second interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at March 30, 2019, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(iii)        The third interest rate swap agreement entered into in December, 2016 and became effective December 28, 2017, relates to the Term Loan (the “Term Loan Swap”). The Term Loan Swap requires us to pay interest for a five (5) year period at a fixed rate of 4.61% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at March 30, 2019, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

At March 30, 2019, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

As of March 30, 2019, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934). Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 30, 2019 due to the material weakness reported below.

Index

Changes in Internal Control Over Financial Reporting

During the second quarter of our fiscal year 2019, based upon information contained in an email we received which we later became aware was fraudulent, we erroneously sent amounts via wire transfer to an incorrect recipient. We were able to retrieve the funds, however, and did not incur any financial loss. This occurred because of a lack of controls which allowed for the incorrect wire transfer information to be processed and a wire transfer to be sent to an incorrect recipient. We analyzed our internal procedures regarding wire transfers and adopted new procedures designed to mitigate our exposure to material weaknesses resulting from fraudulent wire transfer transactions, including, confirming all wire transfer recipient addresses via telephone and other means, requiring written and verbal approval of any changes to existing wire transfer information and intermittent prophylactic testing of wire transfers.

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

Although we maintain systems and processes that are designed to protect the security of our computer systems, software, networks and other technology, there is no assurance that all of our security measures will provide absolute security.  Any material incidents could cause us to experience financial losses that are either not insured against or not fully covered through any insurance maintained by us and increased expenses related to addressing or mitigating the risks associated with any such material incidents.  Cyber threats are rapidly evolving and are becoming increasingly sophisticated. Despite our efforts to ensure the integrity of our systems, as cyber threats evolve and become more difficult to detect and successfully defend against, one or more cyber threats might defeat the measures that we or our vendors take to anticipate, detect, avoid or mitigate such threats. Certain techniques used to obtain unauthorized access, introduce malicious software, disable or degrade service, or sabotage systems may be designed to remain dormant until a triggering event and we may be unable to anticipate these techniques or implement adequate preventative measures since techniques change frequently or are not recognized until launched, and because cyberattacks can originate from a wide variety of sources. If our information security systems or data are compromised in a material way, our ability to conduct our business may be impaired, we may incur financial losses and we may incur costs to remediate possible harm and/or to pay fines or take other action which could have a material adverse impact on our business.

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the twenty six weeks ended March 30, 2019 and March 31, 2018, we did not purchase any shares of our common stock. As of March 30, 2019, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

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

FLANIGAN'S ENTERPRISES, INC.

Date: May 14, 2019	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)