Form 10-Q
period 2019-06-29
FLANIGANS ENTERPRISES INC
filed 2019-08-13
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

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

Yes ☐ No ☒

On August 13, 2019, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

LIST XBRL DOCUMENTS

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

REVENUES:
Restaurant food sales	$18,447	$17,852	$53,494	$53,368
Restaurant bar sales	5,652	5,470	16,720	16,595
Package store sales	4,752	4,435	14,979	14,314
Franchise related revenues	414	420	1,210	1,243
Rental income	186	156	576	471
Owner’s fee	—	38	—	113
Other operating income	61	65	163	181
	29,512	28,436	87,142	86,285

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	8,381	8,056	24,423	24,251
Package goods	3,419	3,168	10,906	10,297
Payroll and related costs	9,105	8,817	26,770	26,357
Occupancy costs	1,533	1,408	4,547	4,298
Selling, general and administrative expenses	5,130	4,893	16,007	14,889
	27,568	26,342	82,653	80,092
Income from Operations	1,944	2,094	4,489	6,193

OTHER INCOME (EXPENSE):
Interest expense	(175)	(193)	(541)	(565)
Interest and other income	16	17	42	44
Insurance recovery, net of casualty loss	—	—	602	—
	(159)	(176)	103	(521)

Income before Provision for Income Taxes	1,785	1,918	4,592	5,672

Provision for Income Taxes	(309)	(303)	(653)	(1,216)

Net Income	1,476	1,615	3,939	4,456

Less: Net income attributable to noncontrolling interests	(508)	(572)	(1,207)	(1,395)

Net income attributable to stockholders	$968	$1,043	$2,732	$3,061

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Continued)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Net Income Per Common Share:
Basic and Diluted	$0.52	$0.56	$1.47	$1.65

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,858,647	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 29, 2019 (UNAUDITED) AND SEPTEMBER 29, 2018

(in thousands)

ASSETS

	June 29, 2019	September 29, 2018

CURRENT ASSETS:

Cash and cash equivalents	$12,533	$13,414
Prepaid income taxes	126	257
Other receivables	636	474
Inventories	3,505	3,223
Prepaid expenses	2,017	1,657

Total Current Assets	18,817	19,025

Property and Equipment, Net	46,345	42,350
Construction in progress	859	3,013
	47,204	45,363

Investment in Limited Partnership	234	251

OTHER ASSETS:

Liquor licenses	630	630
Deferred tax asset	250	612
Leasehold purchases, net	326	417
Other	516	967

Total Other Assets	1,722	2,626

Total Assets	$67,977	$67,265

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 29, 2019 (UNAUDITED) AND SEPTEMBER 29, 2018

(in thousands)

(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 29, 2019	September 29, 2018

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$8,280	$9,219
Due to franchisees	2,315	2,054
Current portion of long term debt	4,870	1,963
Deferred rent	64	74

Total Current Liabilities	15,529	13,310

Long Term Debt, Net of Current Maturities	8,958	12,613

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	36,822	34,610
Treasury stock, at cost, 2,338,995 shares at June 29, 2019 and 2,338,995 shares at September 29, 2018	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	37,405	35,193
Noncontrolling interest	6,085	6,149
Total equity	43,490	41,342

Total liabilities and equity	$67,977	$67,265

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THIRTY NINE WEEKS ENDED JUNE 29, 2019 AND JUNE 30, 2018

			Capital in
	Common Stock		Excess of	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, September 29, 2018	4,197,642	$420	$6,240	$34,610	2,338,995	$(6,077)	$6,149	$41,342

Net income	—	—	—	743	—	—	255	998
Distributions to noncontrolling interests	—	—	—	—	—	—	(437)	(437)

Balance, December 29, 2018	4,197,642	$420	$6,240	$35,353	2,338,995	$(6,077)	$5,967	$41,903

Net income				1,021			444	1,465
Distributions to noncontrolling interests							(464)	(464)
Dividends paid				(521)				(521)

Balance, March 30, 2019	4,197,642	$420	$6,240	$35,853	2,338,995	$(6,077)	$5,947	$42,383

Net income				968			508	1,476
Distributions to noncontrolling interests							(365)	(365)
Acquisition of minority interest							(5)	(5)
Dividends paid				1				1

Balance, June 29, 2019	4,197,642	$420	$6,240	$36,822	2,338,995	$(6,077)	$6,085	$43,490

			Capital in
	Common Stock		Excess of	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total
Balance, September 30, 2017	4,197,642	$420	$6,240	$31,398	2,338,995	$(6,077)	$6,195	$38,176

Net income	—	—	—	621	—	—	335	956
Distributions to noncontrolling interests	—	—	—	—	—	—	(372)	(372)

Balance, December 30, 2017	4,197,642	$420	$6,240	$32,019	2,338,995	$(6,077)	$6,158	$38,760

Net income	—	—	—	1,397	—	—	488	1,885
Distributions to noncontrolling interests	—	—	—	—	—	—	(463)	(463)
Acquisition of minority interest							(2)	(2)
Dividends paid	—	—	—	(465)	—	—	—	(465)

Balance, March 31, 2018	4,197,642	$420	$6,240	$32,951	2,338,995	$(6,077)	$6,181	$39,715

Net income	—	—	—	1,043	—	—	572	1,615
Distributions to noncontrolling interests	—	—	—	—	—	—	(470)	(470)

Balance, June 30, 2018	4,197,642	$420	$6,240	$33,994	2,338,995	$(6,077)	$6,283	$40,860

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY NINE WEEKS ENDED JUNE 29, 2019 AND JUNE 30, 2018

(in thousands)

	June 29, 2019	June 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$3,939	$4,456
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,154	1,990
Amortization of leasehold purchases	91	91
Loss on abandonment of property and equipment	52	27
Insurance recovery, net of casualty loss	118	—
Amortization of deferred loan costs	24	30
Deferred income tax	362	653
Deferred rent	(10)	(10)
Income from unconsolidated limited partnership	(13)	(43)
Changes in operating assets and liabilities: (increase) decrease in
Other receivables	(30)	(91)
Prepaid income taxes	131	(252)
Inventories	(435)	(302)
Prepaid expenses	958	866
Other assets	(193)	5
Increase (decrease) in:
Accounts payable and accrued expenses	(1,216)	(545)
Due to franchisees	261	612
Net cash and cash equivalents provided by operating activities:	6,193	7,487

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(3,685)	(1,567)
Purchase of construction in process	(775)	(1,439)
Deposit on property and equipment	(140)	(538)
Proceeds from sale of property and equipment	32	64
Insurance recovery	1,068	—
Distributions from unconsolidated limited partnerships	30	25
Net cash and cash equivalents used in investing activities:	(3,470)	(3,455)

See accompanying notes to unaudited condensed consolidated financial statements

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JUNE 29, 2019 AND JUNE 30, 2018

(in thousands)

(Continued)

	June 29, 2019	June 30, 2018

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(2,063)	(1,745)
Proceeds from long-term debt	250	3,500
Dividends paid	(520)	(465)
Purchase of noncontrolling limited partnership Interests	(5)	(2)
Distributions to limited partnership noncontrolling partners	(1,266)	(1,305)
Net cash and cash equivalents used in financing activities:	(3,604)	(17)

Net Increase (Decrease) in Cash and Cash Equivalents	(881)	4,015

Beginning of Period	13,414	9,885

End of Period	$12,533	$13,900

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$541	$565
Income taxes	$55	$814

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,041	$1,057
Purchase deposits transferred to property and equipment	$548	$132
Purchase deposits transferred to construction in process	$236	$—
Construction in process transferred to property and equipment	$3,165	$—
Insurance recovery receivable	$132	$—
Purchase of vehicles in exchange for debt	$—	$81

See accompanying notes to unaudited condensed consolidated financial statements

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2019

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the periods ended June 29, 2019 and June 30, 2018 are unaudited. Financial information as of September 29, 2018 has been derived from the audited financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 29, 2018. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 2 shows the amounts used in computing earnings per share and the effects on income. As of June 29, 2019 and June 30, 2018, no stock options were outstanding.

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

Issued

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset for virtually all leases, other than leases with a term of 12 months or less. The update also requires additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of our fiscal year 2020. Early adoption is permitted for financial statements that have not been previously issued. ASU 2016-02 will be applied on a modified retrospective basis with various optional practical expedients. The discounted minimum remaining rental payments is the starting point for determining the right-of-use asset and lease liability. The adoption of the new guidance will have a material impact on our consolidated financial statements as we will be recording right-of-use assets and lease liabilities of approximately $25,000,000 to $30,000,000, at the adoption date related to certain of our current equipment, office and operating leases. The adoption of this standard is expected to have no impact on our cash flows.

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

(5) EXECUTION OF LEASE FOR NEW LOCATION:

Sunrise, Florida (“Flanigan’s Seafood Bar and Grill”)

During the second quarter of our fiscal year 2019, we entered into a Lease Agreement (the “Sunrise Lease Agreement”) with a non-affiliated third party to rent approximately 6,900 square feet of commercial space in Sunrise, Florida where, subject to certain conditions, we anticipate opening a new restaurant location. During the third quarter of our fiscal year 2019, we assigned the Sunrise Lease Agreement to a newly formed limited partnership in which we currently are (i) the sole general partner; and (ii) our wholly owned subsidiary is the sole limited partner. While there can be no assurances that we will be successful in doing so, we intend to sell limited partnership interests to third parties as well as affiliates of the Company in order to raise net proceeds, in an amount to be determined, which proceeds will be used to renovate this potential restaurant location. We anticipate that the new restaurant location’s ownership and operating structure will be substantially similar to that of our other restaurants owned by limited partnerships. Any amounts we advance to the limited partnership will be applied as a credit to limited partnership equity in the limited partnership we may acquire (which equity shall be purchased at the same price and upon the same terms as other equity investors). If we do not acquire equity in the limited partnership for at least $250,000, any excess amounts advanced by us will be reimbursed to us by the limited partnership without interest. Through June 29, 2019, we have advanced $163,000 to the limited partnership.

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

(b) Financed Insurance Premiums

During the thirty nine weeks ended June 29, 2019, we financed the premiums on the following three (3) property and general liability insurance policies, totaling approximately $1.65 million, which property and general liability insurance includes coverage for our franchises which are not included in our consolidated financial statements:

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

As of June 29, 2019, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $520,000.

(8) COMMITMENTS AND CONTINGENCIES:

Construction Contracts

a. 13205 Biscayne Boulevard, North Miami, Florida (Store #20)

On June 14, 2017, we entered into an agreement with a third party unaffiliated general contractor to renovate our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) for a total contract price of $880,000. The renovations include, but are not limited to the construction of a new kitchen and the expansion of the restaurant into our former package liquor store location. During the term of the agreement, we agreed to change orders which had the effect of increasing the total contract price for the renovations to $1,177,000, of which $1,162,000 has been paid. Subsequent to the end of the third quarter of our fiscal year 2019, the unaffiliated general contractor completed its work under the agreement and we paid the balance of $15,000.

During our fiscal year 2018, we entered into an agreement with a third party unaffiliated general contractor to renovate and add an outdoor patio area to the front of our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20) for a total contract price of $912,000. During the term of the agreement, we agreed to change orders which had the effect of decreasing the total contract price for the renovation to $880,000, of which $875,000 has been paid. Subsequent to the end of the third quarter of our fiscal year 2019, the unaffiliated general contractor completed its work under the agreement and we paid the balance of $5,000.

b. 2505 N. University Drive, Hollywood, Florida (Store #19)

During our fiscal year 2018 and prior to its being closed in the first quarter of our fiscal year 2019 due to damages caused by fire, we entered into two agreements with a third party unaffiliated general contractor for design and development services for a total contract price of $127,000 (the “$127,000 Contract”) and $174,000 (the “$174,000 Contract”). The $127,000 Contract provided for design and development services for the construction of a new building (the “New Building”) on a parcel of real property which we own and which is adjacent to the real property where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operated until it was closed in October 2018 due to damages caused by a fire. The $174,000 Contract provided for design and development services for the renovation of the existing building which housed the combination package liquor store and restaurant until it was closed in October 2018 due to damages caused by a fire. If we complete the construction of the New Building and as a result of the fire, the rebuild of the existing building, (the “Rebuilt Building”), we plan to re-locate our package liquor store located at the property to the New Building and to operate the restaurant located at the property in the Rebuilt Building. During the term of the $127,000 Contract, we agreed to change orders which had the effect of increasing the total contract price of the same to $138,000, and during the second quarter of our fiscal year 2019, we paid the balance of the total contract price of the $127,000 Contract, in the amount of $25,000. During the term of the $174,000 Contract, we also agreed to change orders which had the effect of increasing the total contract price of the same to $187,000, and during the second quarter of our fiscal year 2019, we paid $46,000 as the final payment of the contract price of the $174,000 Contract, (of which a total of $157,000 was paid), which we cancelled during the first quarter of our fiscal year 2019 due to the building being damaged by fire.

During the third quarter of our fiscal year 2019 we entered into an agreement with a third party unaffiliated architect for design and development services totaling $77,000 for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) which has been closed since October, 2018 due to damages caused by a fire. Additionally during the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work totaling $1,618,000; (i) to connect the real property where this restaurant operated (Store #19) to city sewer and (ii) to construct a new building on the adjacent parcel of real property for the operation of a package liquor store.

c. 4 N. Federal Highway, Hallandale Beach, Florida (Store #31)

During the first quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated design group for design and development services for a contract price of $356,000 (the “$356,000 Contract”), providing for design and development services for the construction of two (2) new buildings on the real property which we own and where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale Beach, Florida, (Store #31) operates. Our plan for the real property was to (i) demolish the building which currently houses our combination package liquor store and restaurant, (ii) build two new buildings, one of which will house our package liquor store and the other of which will house our restaurant; and (iii) enter into a ground lease with an existing retail tenant for a parcel of land which will not be improved by the two buildings. During the second quarter of our fiscal year 2019, we learned that our planned development of Store #31 would cause the loss of too many parking spaces, so we abandoned our development plans and terminated the $356,000 Contract. We paid $130,000 on account of the $356,000 Contract and owe no further amounts under it.

d. 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85)

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated design group for design and development services of our new location at 14301 W. Sunrise Boulevard, Sunrise, Florida 33323 (Store #85) for a total contract price of $122,000, of which we paid $33,000 through June 29, 2019.

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

(9) CASUALTY LOSS

During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) was damaged by a fire and was forced to close. Due to the damage caused by the fire, we determined that Store #19 should be demolished and rebuilt and as a result, the package liquor store and restaurant will be closed for at least our fiscal year 2019. We have insurance coverage of $1,975,000, in the aggregate, which our insurance carrier agreed to pay. We sustained a loss of $1,373,000 on our building and business personal property, against which we received insurance proceeds of $1,200,000 resulting in a loss of $173,000. We had a gain of $775,000 on our business interruption coverage, which when netted against our loss of $173,000 on our building and business personal property produced a gain of $602,000. During the first quarter of our fiscal year 2019, we received an advance of $600,000 against our insurance recovery and during the second quarter of our fiscal year 2019, we received the balance of our insurance recovery, less only $132,000 as depreciation against our business personal property until such time as it is replaced.

(10)        FLANIGAN’S FISH COMPANY, LLC:

During the fourth quarter of our fiscal year 2018, we (as a 51% member control person) and a third party unaffiliated with us, experienced in the business of importing fresh fish into the United States (as a 49% member), formed Flanigan’s Fish Company, LLC, a Florida limited liability company (“FFC”). The current purpose of FFC is to acquire and sell only to our restaurants imported fresh fish at competitive prices to what we are currently paying outside fresh fish purveyors. Commencing with the third quarter of our fiscal year 2019, FFC began to supply fish to our restaurants and as of June 29, 2019, FFC supplies certain of the fish to nine (9) of our restaurants. Since we hold the controlling interest of FFC, the balance sheet and operating results of this entity are consolidated into the accompanying financial statements of the Company. All intercompany transactions are eliminated in consolidation. Sales and purchases of fish are recognized in restaurant food sales and restaurant and lounges (cost of merchandise sold), respectively, in the consolidated statements of income at the time of sale to the restaurant. In addition, the 49% of FFC owned by the unrelated third party is recognized as noncontrolling interest in our consolidated financial statements.

(11)        BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks and thirty nine weeks ended June 29, 2019 and June 30, 2018, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

	(in thousands)
	Thirteen Weeks Ending June 29, 2019	Thirteen Weeks Ending June 30, 2018
Operating Revenues:
Restaurants	$24,099	$23,322
Package stores	4,752	4,435
Other revenues	661	679
Total operating revenues	$29,512	$28,436

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$2,578	$2,767
Package stores	300	241
	2,878	3,008
Corporate expenses, net of other revenues	(934)	(914)
Income from Operations	1,944	2,094
Interest expense	(175)	(193)
Interest and other income	16	17
Insurance recovery, net of casualty loss	—	—
Income Before Income Taxes	$1,785	$1,918
Provision for Income Taxes	(309)	(303)
Net Income	1,476	1,615
Net Income Attributable to Noncontrolling Interests	(508)	(572)
Net Income Attributable to Flanigan’s Enterprises, Inc
Stockholders	$968	$1,043

Depreciation and Amortization:
Restaurants	$611	$548
Package stores	69	69
	680	617
Corporate	101	92
Total Depreciation and Amortization	$781	$709

Capital Expenditures:
Restaurants	$571	$1,022
Package stores	293	48
	864	1,070
Corporate	181	301
Total Capital Expenditures	$1,045	$1,371

	Thirty Nine Weeks Ending June 29, 2019	Thirty Nine Weeks Ending June 30, 2018
Operating Revenues:
Restaurants	$70,214	$69,963
Package stores	14,979	14,314
Other revenues	1,949	2,008
Total operating revenues	$87,142	$86,285

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$6,400	$7,996
Package stores	750	867
	7,150	8,863
Corporate expenses, net of other revenue	(2,661)	(2,670)
Income from Operations	4,489	6,193
Interest expense	(541)	(565)
Interest and other income	42	44
Insurance recovery, net of casualty loss	602	—
Income Before Income Taxes	$4,592	$5,672
Provision for Income Taxes	(653)	(1,216)
Net Income	3,939	4,456
Net Income Attributable to Noncontrolling Interests	(1,207)	(1,395)
Net Income Attributable to Flanigan’s Enterprises, Inc.
Stockholders	$2,732	$3,061

Depreciation and Amortization:
Restaurants	$1,746	$1,625
Package stores	204	204
	1,950	1,829
Corporate	295	252
Total Depreciation and Amortization	$2,245	$2,081

Capital Expenditures:
Restaurants	$2,922	$2,535
Package stores	458	171
	3,380	2,706
Corporate	1,864	513
Total Capital Expenditures	$5,244	$3,219

	June 29,	September 29,
	2019	2018
Identifiable Assets:
Restaurants	$31,469	$30,963
Package store	10,417	10,127
	41,886	41,090
Corporate	26,091	26,175
Consolidated Totals	$67,977	$67,265

(12)       SUBSEQUENT EVENTS:

Subsequent events have been evaluated through the date these condensed consolidated financial statements were issued and except as disclosed herein, no events required disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipates, appears, expects, trends, intends, hopes, plans, believes, seeks, estimates, may, will,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to customer demand and competitive conditions. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Annual Report on our Form 10-K for the fiscal year ended September 29, 2018 and in this Quarterly Report on Form 10-Q. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

OVERVIEW

As of June 29, 2019, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries, (i) operates 26 units, consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and (ii) franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurants/package liquor stores. The foregoing excludes an adult entertainment club which we owned but did not operate and which was permanently closed on September 20, 2018 when a Federal Court upheld enacted local legislation which prohibited the operation of the club as then operated. The table below provides information concerning the type (i.e. restaurant, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of June 29, 2019 and as compared to June 30, 2018 and September 29, 2018. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

Types of Units	June 29, 2019	September 29, 2018	June 30, 2018
Company Owned: Combination package and restaurant	3	3	3	(1)
Restaurant only	7	7	7
Package store only	6	6	6

Company Operated Restaurants Only:
Limited Partnerships	8	8	8
Franchise	1	1	1
Unrelated Third Party	1	1	1

Company Owned Club:	--	--	1	(2)

Total Company Owned/Operated Units	26	26	27
Franchised Units	5	5	5	(3)

Notes:

(1) Our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) has been closed since October, 2018 due to damages caused by a fire. Revenues and expenses from Store #19 for the period of time the store was open during the first quarter of our fiscal year 2019, except payroll, are immaterial.

(2) During the fourth quarter of our fiscal year 2018, the adult entertainment club which we owned but did not operate was closed permanently when a Federal Court upheld enacted local legislation which prohibited the operation of the club as then operated.

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is managed and controlled by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method of accounting. In general, until the investors’ initial cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their initial cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of June 29, 2019, limited partnerships owning eight (8) restaurants, (Surfside, Florida, Kendall, Florida, West Miami, Florida, Pinecrest, Florida, Wellington, Florida, Miami, Florida, Pembroke Pines, Florida and Davie, Florida locations), have returned all cash initially invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive from the limited partnerships a fee equal to 3% of gross sales for their use of our service mark “Flanigan’s Seafood Bar and Grill”.

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	June 29, 2019		June 30, 2018
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$18,447	63.94	$17,852	64.31
Restaurant bar sales	5,652	19.59	5,470	19.71
Package store sales	4,752	16.47	4,435	15.98

.	$28,851	100.00	$27,757	100.00

Franchise related revenues	414		420
Rental income	186		156
Owner’s fee	—		38
Other operating income	61		65

Total Revenue	$29,512		$28,436

	----------------------Thirty Nine Weeks Ended-----------------------
	June 29, 2019		June 30, 2018
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$53,494	62.79	$53,368	63.33
Restaurant bar sales	16,720	19.63	16,595	19.69
Package store sales	14,979	17.58	14,314	16.98

Total Sales	$85,193	100.00	$84,277	100.00

Franchise related revenues	1,210		1,243
Rental income	576		471
Owner’s fee	—		113
Other operating income	163		181

Total Revenue	$87,142		$86,285

Comparison of Thirteen Weeks Ended June 29, 2019 and June 30, 2018.

Revenues. Total revenue for the thirteen weeks ended June 29, 2019 increased $1,076,000 or 3.78% to $29,512,000 from $28,436,000 for the thirteen weeks ended June 30, 2018 due primarily to increased restaurant traffic and notwithstanding the loss of revenue from our combination restaurant/package liquor store located at 2505 N. University Drive, Hollywood, Florida (Store #19), which was closed for the thirteen weeks ended June 29, 2019 due to a fire on October 2, 2018, (the “Store #19 Closure”). We anticipate that Store #19 will remain closed through at least the end of our fiscal year 2019. Revenue generated from operations at our Store #19 was $1,338,000 for the thirteen weeks ended June 30, 2018. Effective June 16, 2019 we increased certain menu prices for our bar offerings to target an increase to our total bar revenues of approximately 6.2% annually and effective June 23, 2019 we increased certain menu prices for our food offerings to target an increase to our total food revenues of approximately 3.4% annually, (the “Price Increases”). We expect total revenue to increase throughout the balance of our fiscal year 2019 due to the Price Increases and increased restaurant traffic, offset by the loss of revenue resulting from the Store #19 Closure.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants (food sales) totaled $18,447,000 for the thirteen weeks ended June 29, 2019 as compared to $17,852,000 for the thirteen weeks ended June 30, 2018. The increase in restaurant revenue from the sale of food at restaurants during the thirteen weeks ended June 29, 2019 is primarily due to increased restaurant traffic, offset by the loss of revenue resulting from the Store #19 Closure. Restaurant revenue from the sale of food at our Store #19 was $884,000 for the thirteen weeks ended June 30, 2018. Comparable weekly restaurant food sales (for restaurants open for all of the third quarter of our fiscal year 2019 and the third quarter of our fiscal year 2018, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirteen weeks ended June 29, 2019) and eight restaurants owned by affiliated limited partnerships) was $1,415,000 and $1,305,000 for the thirteen weeks ended June 29, 2019 and June 30, 2018, respectively, an increase of 8.43%. Comparable weekly restaurant food sales for Company owned restaurants only was $717,000 and $648,000 for the third quarter of our fiscal year 2019 and the third quarter of our fiscal year 2018, respectively, an increase of 10.65%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $698,000 and $657,000 for the third quarter of our fiscal year 2019 and the third quarter of our fiscal year 2018, respectively, an increase of 6.24%. We expect restaurant revenue generated from food sales, including non-alcoholic beverages, at restaurants to decrease throughout the balance of our fiscal year 2019 due to the loss of food sales resulting from the Store #19 Closure, offset by the Price Increases.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $5,652,000 for the thirteen weeks ended June 29, 2019 as compared to $5,470,000 for the thirteen weeks ended June 30, 2018. The increase in restaurant revenue from the sale of alcoholic beverages at restaurants during the thirteen weeks ended June 29, 2019 is primarily due to increased restaurant traffic, offset by the loss of revenue resulting from the Store #19 Closure. Restaurant revenue from the bar sales at our Store #19 was $190,000 for the thirteen weeks ended June 30, 2018. Comparable weekly restaurant bar sales (for restaurants open for all of the third quarter of our fiscal year 2019 and the third quarter of our fiscal year 2018, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirteen weeks ended June 29, 2019), and eight restaurants owned by affiliated limited partnerships) was $435,000 for the thirteen weeks ended June 29, 2019 and $406,000 for the thirteen weeks ended June 30, 2018, an increase of 7.14%. Comparable weekly restaurant bar sales for Company owned restaurants only was $200,000 and $180,000 for the third quarter of our fiscal year 2019 and the third quarter of our fiscal year 2018, respectively, an increase of 11.11%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $235,000 and $226,000 for the third quarter of our fiscal year 2019 and the third quarter of our fiscal year 2018, respectively, an increase of 3.98%. We expect restaurant revenue generated from bar sales to increase throughout the balance of our fiscal year 2019 due to the Price Increases and increased restaurant traffic, offset by the loss of bar sales resulting from the Store #19 Closure

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $4,752,000 for the thirteen weeks ended June 29, 2019 as compared to $4,435,000 for the thirteen weeks ended June 30, 2018, an increase of $317,000. This increase was primarily due to increased package liquor store traffic, offset by the loss of revenue generated from sales of liquor and related items at Store #19, due to the Store #19 Closure. Revenue generated from sales of liquor and related items at our Store #19 was $265,000 for the thirteen weeks ended June 30, 2018. The weekly average of same store package liquor store sales, which includes eight (8) Company owned package liquor stores, (excluding Store #19, which was closed for the thirteen weeks ended June 29, 2019), was $366,000 for the thirteen weeks ended June 29, 2019 as compared to $341,000 for the thirteen weeks ended June 30, 2018, an increase of 7.33% We expect package liquor store sales to increase throughout the balance of our fiscal year 2019 due to increased package liquor store traffic, offset by the loss of revenue generated from sales of liquor and related items resulting from the Store #19 Closure.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended June 29, 2019 increased $1,226,000 or 4.65% to $27,568,000 from $26,342,000 for the thirteen weeks ended June 30, 2018. The increase was primarily due to an expected general increase in food costs, offset by a reduction of operating costs and expenses at Store #19 due to the Store #19 Closure and actions taken by management to reduce and/or control costs. Operating costs and expenses at our Store #19 were $570,000 for the thirteen weeks ended June 30, 2018. We anticipate that our operating costs and expenses will continue to increase throughout the balance of our fiscal year 2019 for the same reasons. Operating costs and expenses increased as a percentage of total revenue to approximately 93.41% in the third quarter of our fiscal year 2019 from 92.64% in the third quarter of our fiscal year 2018.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food sales and bar sales for the thirteen weeks ended June 29, 2019 increased to $15,718,000 from $15,266,000 for the thirteen weeks ended June 30, 2018. Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of restaurant food sales and bar sales), was 65.22% for the thirteen weeks ended June 29, 2019 and 65.46% for the thirteen weeks ended June 30, 2018. We anticipate that our gross profit for restaurant food and bar sales will increase throughout the balance of our fiscal year 2019 due to the Price Increases, partially offset by higher food costs.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended June 29, 2019 increased to $1,333,000 from $1,267,000 for the thirteen weeks ended June 30, 2018. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package liquor store sales was 28.05% for the thirteen weeks ended June 29, 2019 and 28.57% for the thirteen weeks ended June 30, 2018. We anticipate that the gross profit margin for package store merchandise will decrease throughout the balance of our fiscal year 2019 due to anticipated lower pricing of certain package store merchandise in order for us to stay competitive.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended June 29, 2019 increased $288,000 or 3.27% to $9,105,000 from $8,817,000 for the thirteen weeks ended June 30, 2018. Higher payroll and related costs for the thirteen weeks ended June 29, 2019 were primarily due to higher restaurant sales, which require additional payroll and related costs for employees such as cooks, bartenders and servers and higher pay rates, offset by a decrease in payroll and related costs of $387,000 at Store #19 due to the Store #19 Closure. Payroll and related costs as a percentage of total revenue was 30.85% in the third quarter of our fiscal year 2019 and 31.01% of total sales in the third quarter of our fiscal year 2018.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirteen weeks ended June 29, 2019 increased $125,000 or 8.88% to $1,533,000 from $1,408,000 for the thirteen weeks ended June 30, 2018. We anticipate that our occupancy costs will increase throughout the balance of our fiscal year 2019 due to the rent we are required to pay pursuant to the Sunrise Lease Agreement.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended June 29, 2019 increased $237,000 or 4.84% to $5,130,000 from $4,893,000 for the thirteen weeks ended June 30, 2018. Selling, general and administrative expenses increased as a percentage of total revenue in the third quarter of our fiscal year 2019 to 17.38% as compared to 17.21% in the third quarter of our fiscal year 2018. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2019 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense, which is included in selling, general and administrative expenses, for the thirteen weeks ended June 29, 2019 increased $72,000 or 10.15% to $781,000 from $709,000 from the thirteen weeks ended June 30, 2018. As a percentage of total revenue, depreciation and amortization expense was 2.65% of revenue in the thirteen weeks ended June 29, 2019 and 2.49% of revenue in the thirteen weeks ended June 30, 2018.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended June 29, 2019 decreased $18,000 to $175,000 from $193,000 for the thirteen weeks ended June 30, 2018.

Income Taxes. Income taxes for the thirteen weeks ended June 29, 2019 was $309,000 and $303,000 for the thirteen weeks ended June 30, 2018.

Net Income. Net income for the thirteen weeks ended June 29, 2019 decreased $139,000 or 8.61% to $1,476,000 from $1,615,000 for the thirteen weeks ended June 30, 2018. Net income for the thirteen weeks ended June 29, 2019 decreased when compared to the thirteen weeks ended June 30, 2018 primarily due to a net loss of $25,000 from Store #19 resulting from the Store #19 Closure and by higher food costs and overall expenses, offset by higher restaurant traffic. During the thirteen weeks ended June 30, 2018, the net income from Store #19 was $186,000. As a percentage of sales, net income for the third quarter of our fiscal year 2019 is 5.00%, as compared to 5.68% in the third quarter of our fiscal year 2018. Throughout the balance of our fiscal year 2019, our net income will be adversely affected by a loss of net income from Store #19 resulting from the Store #19 Closure, which location will remain closed through at least the end of our fiscal year 2019 and we do not anticipate we will be receiving any further insurance proceeds from the Store #19 Closure, other than $132,000 in depreciation insurance recovery which we have yet to receive, offset by the Price Increases and increased traffic.

Net Income Attributable to Stockholders. Net income attributable to stockholders for the thirteen weeks ended June 29, 2019 decreased $75,000 or 7.09% to $968,000 from $1,043,000 for the thirteen weeks ended June 30, 2018. Net income for the thirteen weeks ended June 29, 2019 decreased when compared to the thirteen weeks ended June 30, 2018 primarily due to a net loss of $25,000 from Store #19 resulting from the Store #19 Closure and by higher food costs and overall expenses, offset by higher restaurant traffic. During the thirteen weeks ended June 30, 2018, the net income from Store #19 was $186,000. As a percentage of revenue, net income attributable to stockholders for the thirteen weeks ended June 29, 2019 is 3.28%, as compared to 3.67% for the thirteen weeks ended June 30, 2018. Throughout the balance of our fiscal year 2019, our net income attributable to stockholders will be adversely affected by a loss of net income from Store #19 resulting from the Store #19 Closure, which location will remain closed through at least the end of our fiscal year 2019 and we do not anticipate we will be receiving any further insurance proceeds from the Store #19 Closure, other than $132,000 in depreciation insurance recovery which we have yet to receive, offset by the Price Increases and increased traffic.

Comparison of Thirty Nine Weeks Ended June 29, 2019 and June 30, 2018.

Revenues. Total revenue for the thirty nine weeks ended June 29, 2019 increased $857,000 or 0.99% to $87,142,000 from $86,285,000 for the thirty nine weeks ended June 30, 2018 due primarily to increased restaurant traffic and notwithstanding the loss of revenue resulting from the Store #19 Closure. Revenue generated from operations at Store #19 was $4,035,000 for the thirty nine weeks ended June 30, 2018. We expect total revenue to increase throughout the balance of our fiscal year 2019 due to the Price Increases and increased traffic, partially offset by the loss of revenue resulting from the Store #19 Closure.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants (food sales) totaled $53,494,000 for the thirty nine weeks ended June 29, 2019 as compared to $53,368,000 for the thirty nine weeks ended June 30, 2018. The increase in restaurant revenue from food sales during the thirty nine weeks ended June 29, 2019 is primarily due to increased restaurant traffic, offset by the loss of food sales at Store #19 resulting from the Store #19 Closure. Restaurant revenue from the sale of food at our Store #19 was $2,631,000 for the thirty nine weeks ended June 30, 2018. Comparable weekly restaurant food sales (for restaurants open for all of the thirty nine weeks of our fiscal years 2019 and 2018, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirty nine weeks ended June 29, 2019) and eight restaurants owned by affiliated limited partnerships) was $1,370,000 and $1,301,000 for the thirty nine weeks ended June 29, 2019 and June 30, 2018, respectively, an increase of 5.30%. Comparable weekly restaurant food sales for Company owned restaurants only was $693,000 and $656,000 for the thirty nine weeks of our fiscal years 2019 and 2018, respectively, an increase of 5.64%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $677,000 and $645,000 for the thirty nine weeks of our fiscal years 2019 and 2018, respectively, an increase of 4.96%. We expect restaurant revenue generated from food sales, including non-alcoholic beverages, at restaurants to increase throughout the balance of our fiscal year 2019 due to the Price Increases and increased traffic, partially offset by the loss of food sales resulting from the Store #19 Closure.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants (bar sales) totaled $16,720,000 for the thirty nine weeks ended June 29, 2019 as compared to $16,595,000 for the thirty nine weeks ended June 30, 2018. The increase in restaurant revenue from bar sales during the thirty nine weeks ended June 29, 2019 is primarily due to increased restaurant traffic, offset by the loss of bar sales at Store #19 resulting from the Store #19 Closure. Restaurant revenue from the bar sales at Store #19 was $564,000 for the thirty nine weeks ended June 30, 2018. Comparable weekly restaurant bar sales (for restaurants open for all of the thirty nine weeks of our fiscal years 2019 and 2018, respectively, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirty nine weeks ended June 29, 2019) and eight restaurants owned by affiliated limited partnerships) was $429,000 for the thirty nine weeks ended June 29, 2019 and $411,000 for the thirty nine weeks ended June 30, 2018, an increase of 4.38%. Comparable weekly restaurant bar sales for Company owned restaurants only was $196,000 and $187,000 for the thirty nine weeks of our fiscal years 2018 and 2019, respectively, an increase of 4.81%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $233,000 and $224,000 for the thirty nine weeks of our fiscal year 2019 and 2018, respectively, an increase of 4.02%. We expect restaurant revenue generated from bar sales to increase throughout the balance of our fiscal year 2019 due to the Price Increases and increased restaurant traffic, partially offset by the loss of bar sales at Store #19 resulting from the Store #19 Closure.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $14,979,000 for the thirty nine weeks ended June 29, 2019 as compared to $14,314,000 for the thirty nine weeks ended June 30, an increase of $665,000. This increase was primarily due to increased package liquor store traffic, offset by the loss of revenue generated from sales of liquor and related items at Store #19 resulting from the Store #19 Closure. Revenue generated from sales of liquor and related items at Store #19 was $840,000 for the thirty nine weeks ended June 30, 2018. The weekly average of same store package liquor store sales, which includes eight (8) Company owned package liquor stores, (excluding Store #19, which was closed for the thirty nine weeks ended June 29, 2019), was $384,000 for the thirty nine weeks ended June 29, 2019 as compared to $345,000 for the thirty nine weeks ended June 30, 2018, an increase of 11.30%. We expect package liquor store sales to increase throughout the balance of our fiscal year 2019 due to increase package liquor store traffic, offset by the loss of revenue generated from sales of liquor and related items at Store #19 resulting from the Store #19 Closure.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirty nine weeks ended June 29, 2019 increased $2,561,000 or 3.20% to $82,653,000 from $80,092,000 for the thirty nine weeks ended June 30, 2018. The increase was primarily due to an expected general increase in food costs, offset by a reduction of operating costs and expenses at Store #19, which was closed for the thirty nine weeks ended June 29, 2019 due to the Store #19 Closure and actions taken by management to reduce and/or control costs. Operating costs and expenses at Store #19 were $1,658,000 for the thirty nine weeks ended June 30, 2018. We anticipate that our operating costs and expenses will continue to increase throughout our fiscal year 2019 for the same reasons. Operating costs and expenses increased as a percentage of total revenue to approximately 94.85% for the thirty nine weeks of our fiscal year 2019 from 92.82% for the thirty nine weeks of our fiscal year 2018.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food sales and bar sales for the thirty nine weeks ended June 29, 2019 increased to $45,791,000 from $45,712,000 for the thirty nine weeks ended June 30, 2018. Our gross profit margin for food sales and bar sales (calculated as gross profit reflected as a percentage of restaurant food sales and bar sales), was 65.22% for the thirty nine weeks ended June 29, 2019 and 65.34% for the thirty nine weeks ended June 30, 2018. We anticipate that our gross profit for restaurant food and bar sales will increase throughout the balance of our fiscal year 2019 due to the Price Increases, partially offset by higher food costs.

Package Store Sales. Gross profit for package store sales for the thirty nine weeks ended June 29, 2019 increased to $4,073,000 from $4,017,000 for the thirty nine weeks ended June 30, 2018. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package liquor store sales was 27.19% for the thirty nine weeks ended June 29, 2019 and 28.06% for the thirty nine weeks ended June 30, 2018. We anticipate that the gross profit margin for package store sales will decrease throughout the balance of our fiscal year 2019 due to anticipated lower pricing of certain package store merchandise undertaken in order for us to stay competitive.

Payroll and Related Costs. Payroll and related costs for the thirty nine weeks ended June 29, 2019 increased $413,000 or 1.57% to $26,770,000 from $26,357,000 for the thirty nine weeks ended June 30, 2018. Higher payroll and related costs for the thirty nine weeks ended June 29, 2019 were primarily due to higher restaurant sales, which require additional payroll and related costs for employees such as cooks, bartenders and servers and higher pay rates, offset by a decrease in payroll and related costs of $1,043,000 at Store #19, which was closed for substantially all of the thirty nine weeks ended June 29, 2019 due to the Store #19 Closure. Payroll and related costs as a percentage of total revenue was 30.72% for the thirty nine weeks ended June 29, 2019 and 30.55% of total revenue for the thirty nine weeks ended June 30, 2018.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for the thirty nine weeks ended June 29, 2019 increased $249,000 or 5.79% to $4,547,000 from $4,298,000 for the thirty nine weeks ended June 30, 2018. We anticipate that our occupancy costs will increase throughout the balance of our fiscal year 2019 due to the rent we are required to pay pursuant to the Sunrise Lease Agreement.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirty nine weeks ended June 29, 2019 increased $1,118,000 or 7.51% to $16,007,000 from $14,889,000 for the thirty nine weeks ended June 30, 2018. Selling, general and administrative expenses increased as a percentage of total revenue for the thirty nine weeks ended June 29, 2019 to 18.37% as compared to 17.26% for the thirty nine weeks ended June 30, 2018. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2019 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense, which is included in selling, general and administrative expenses, for the thirty nine weeks ended June 29, 2019 increased $164,000 or 7.88% to $2,245,000 from $2,081,000 from the thirty nine weeks ended June 30, 2018. As a percentage of total revenue, depreciation and amortization expense was 2.58% of revenue in the thirty nine weeks ended June 29, 2019 and 2.41% of revenue in the thirty nine weeks ended June 30, 2018.

Interest Expense, Net. Interest expense, net, for the thirty nine weeks ended June 29, 2019 decreased $24,000 to $541,000 from $565,000 for the thirty nine weeks ended June 30, 2018.

Income Taxes. Income taxes for the thirty nine weeks ended June 29, 2019 was $653,000 and $1,216,000 for the thirty nine weeks ended June 30, 2018. Income taxes decreased during the thirty nine weeks ended June 29, 2019 due to a reduction of $268,000 to our deferred tax asset due to the corporate tax rate reduction, which reduction was a part of our current tax expense during the thirty nine weeks ended June 30, 2018.

Net Income. Net income for the thirty nine weeks ended June 29, 2019 decreased $517,000 or 11.60% to $3,939,000 from $4,456,000 for the thirty nine weeks ended June 30, 2018. Net income for the thirty nine weeks ended June 29, 2019 decreased when compared to the thirty nine weeks ended June 30, 2018 primarily due to higher food costs and overall expenses and a net loss of $299,000 from Store #19 resulting from the Store #19 Closure, offset by the receipt in the first quarter of our 2019 fiscal year of a $602,000 insurance recovery, as a result of the Store #19 Closure and higher restaurant traffic. During the thirty nine weeks ended June 30, 2018, the net income from Store #19 was $593,000. As a percentage of total revenue, net income for the thirty nine weeks ended June 29, 2019 is 4.52%, as compared to 5.16% for the thirty nine weeks ended June 30, 2018. Net income for the thirty nine weeks ended June 30, 2018 was also reduced by a reduction of $268,000 to our deferred tax asset. For the balance of our fiscal year 2019, our net income will be adversely affected by a loss of net income from Store #19 resulting from the Store #19 Closure. We anticipate that Store #19 will remain closed through at least the end of our fiscal year 2019 and we do not anticipate we will receive any additional insurance proceeds from the Store #19 Closure, other than $132,000 in depreciation insurance recovery which we have yet to receive, offset by the Price Increases and increased traffic.

Net Income Attributable to Stockholders. Net income attributable to stockholders for the thirty nine weeks ended June 29, 2019 decreased $329,000 or 10.75% to $2,732,000 from $3,061,000 for the thirty nine weeks ended June 30, 2018. Net income for the thirty nine weeks ended June 29, 2019 decreased when compared to the thirty nine weeks ended June 30, 2018 primarily due to higher food costs and overall expenses and a net loss of $299,000 from Store #19 resulting from the Store #19 Closure, offset by the receipt in the first quarter of our 2019 fiscal year of a $602,000 insurance recovery, as a result of the Store #19 Closure and higher restaurant traffic. During the thirty nine weeks ended June 29, 2019, the net income from Store #19 was $593,000. Net income for the thirty nine weeks ended June 30, 2018 was also reduced by a reduction of $268,000 to our deferred tax asset. As a percentage of revenue, net income attributable to stockholders for the thirty nine weeks ended June 29, 2019 is 3.14%, as compared to 3.55% for the thirty nine weeks ended June 30, 2018. Throughout the balance of our fiscal year 2019, our net income attributable to stockholders will be adversely affected by a loss of net income from Store #19 resulting from the Store #19 Closure. We anticipate that Store #19 will remain closed through at least the end of our fiscal year 2019 and we do not anticipate we will receive any additional insurance proceeds from the Store #19 Closure, other than $132,000 in depreciation insurance recovery which we have yet to receive, offset by the Price Increases and increased traffic.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs, including but not limited to pre-opening rent for the new locations. During the thirteen weeks ended June 29, 2019, we had one new restaurant location in Sunrise, Florida in the development stage and have recognized pre-opening costs of $239,000.

Menu Price Increases and Trends

Effective June 16, 2019 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 6.2% annually and effective June 23, 2019 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 3.4% annually to offset higher food costs and higher overall expenses. Prior to these increases, we previously raised menu prices in the fourth quarter of our fiscal year 2017. During the next twelve months, if demand for our restaurant and bar offerings remain substantially similar to the demand during our fiscal year 2019, (excluding restaurant and bar sales from Store #19 which we expect will be closed for our entire fiscal year 2019) of which there can be no assurance, we expect that restaurant and bar sales in our restaurants as well as gross profit for food and bar operations (excluding restaurant and bar sales from Store #19 which we expect will be closed for our entire fiscal year 2019) should increase as a result of the Price Increases, offset partially by higher food costs. We anticipate that our package liquor store sales will continue to increase, (excluding package liquor store sales from Store #19, which we expect will be closed for our entire fiscal year 2019 due to the Store #19 Closure), while gross profit margin for package liquor store sales will, in all likelihood, decrease.

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

Liquidity and Capital Resources

We fund our operations through cash from operations. As of June 29, 2019, we had cash of approximately $12,533,000, a decrease of $881,000 from our cash balance of $13,414,000 as of September 29, 2018. During the second quarter of our fiscal year 2019, on March 29, 2019, we paid a cash dividend of 28 cents per share. We believe that our current cash availability from our cash on hand, positive cash flow from operations and borrowed funds will be sufficient to fund our operations and planned capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the thirty nine weeks ended June 29, 2019 and June 30, 2018.

	---------Thirty Nine Weeks Ended--------
	June 29, 2019	June 30, 2018
	(in Thousands)

Net cash provided by operating activities	$6,193	$7,487
Net cash used in investing activities	(3,470)	(3,455)
Net cash used in financing activities	(3,604)	(17)

Net increase (decrease) in Cash and Cash Equivalents	(881)	4,015

Cash and Cash Equivalents, Beginning	13,414	9,885

Cash and Cash Equivalents, Ending	$12,533	$13,900

During the thirty nine weeks ended June 29, 2019, our Board of Directors declared and paid a cash dividend of 28 cents per share to shareholders of record on March 15, 2019. During the thirty nine weeks ended June 30, 2018, our Board of Directors declared and paid a cash dividend of 25 cents per share to shareholders of record on March 16, 2018. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During the thirty nine weeks ended June 29, 2019, we acquired property and equipment and construction in progress of $5,244,000, (of which $1,300,000 was for the purchase of vacant real property in Pompano Beach, Florida; $236,000 was for construction in process; and $548,000 was deposits recorded in other assets as of September 29, 2018), which amount included $73,000 for renovations to one (1) existing limited partnership restaurant and $385,000 for renovations to three (3) Company owned restaurants. During the thirty nine weeks ended June 30, 2018, we acquired property and equipment and construction in progress of $3,219,000, (of which $81,000 was for the purchase of a vehicle for debt; $1,439,000 was for construction in progress; and $132,000 was deposits recorded in other assets as of September 30, 2017), which amount included $326,000 for renovations to four (4) Company owned restaurants.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipated the cost of this refurbishment in our fiscal year 2019 to be approximately $450,000, however $458,000 has been spent through June 29, 2019.

Long Term Debt

As of June 29, 2019, we had long term debt of $13,828,000, as compared to $14,576,000 as of September 29, 2018. As of June 29, 2019, we are in compliance with the covenants of all loans with our lender.

As of June 29, 2019, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $520,000.

Construction Contracts

a. 13205 Biscayne Boulevard, North Miami, Florida (Store #20)

On June 14, 2017, we entered into an agreement with a third party unaffiliated general contractor to renovate our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) for a total contract price of $880,000. The renovations include, but are not limited to the construction of a new kitchen and the expansion of the restaurant into our former package liquor store location. During the term of the agreement, we agreed to change orders which had the effect of increasing the total contract price for the renovations to $1,177,000, of which $1,162,000 has been paid. Subsequent to the end of the third quarter of our fiscal year 2019, the unaffiliated general contractor completed its work under the agreement and we paid the balance of $15,000.

During our fiscal year 2018, we entered into an agreement with a third party unaffiliated general contractor to renovate and add an outdoor patio area to the front of our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20) for a total contract price of $912,000. During the term of the agreement, we agreed to change orders which had the effect of decreasing the total contract price for the renovation to $880,000, of which $875,000 has been paid. Subsequent to the end of the third quarter of our fiscal year 2019, the unaffiliated general contractor completed its work under the agreement and we paid the balance of $5,000.

b. 2505 N. University Drive, Hollywood, Florida (Store #19)

During our fiscal year 2018 and prior to its being closed in the first quarter of our fiscal year 2019 due to damages caused by a fire, we entered into two agreements with a third party unaffiliated general contractor for design and development services for a total contract price of $127,000 (the “$127,000 Contract”) and $174,000 (the “$174,000 Contract”). The $127,000 Contract provided for design and development services for the construction of a new building (the “New Building”) on a parcel of real property which we own and which is adjacent to the real property where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operated until it was closed in October 2018 due to damages caused by a fire. The $174,000 Contract provided for design and development services for the renovation of the existing building which housed the combination package liquor store and restaurant until it was closed in October 2018 due to damages caused by a fire. If we complete the construction of the New Building and as a result of the fire, the rebuild of the existing building, (the “Rebuilt Building”), we plan to re-locate our package liquor store located at the property to the New Building and to operate the restaurant located at the property in the Rebuilt Building. During the term of the $127,000 Contract, we agreed to change orders which had the effect of increasing the total contract price of the same to $138,000, and during the second quarter of our fiscal year 2019, we paid the balance of the total contract price of the $127,000 Contract, in the amount of $25,000. During the term of the $174,000 Contract, we also agreed to change orders which had the effect of increasing the total contract price of the same to $187,000, and during the second quarter of our fiscal year 2019, we paid $46,000 as the final payment of the contract price of the $174,000 Contract, (of which a total of $157,000 was paid), which we cancelled during the first quarter of our fiscal year 2019 due to the building being damaged by fire.

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated architect for design and development services totaling $77,000 for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) which has been closed since October, 2018 due to damages caused by a fire. Additionally, during the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work totaling $1,618,000 (i) to connect the real property where this restaurant operated (Store #19) to city sewer and (ii) to construct a new building on the adjacent parcel of real property for the operation of a package liquor store.

c. 4 N. Federal Highway, Hallandale Beach, Florida (Store #31)

During the first quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated design group for design and development services for a contract price of $356,000 (the “$356,000 Contract”), providing for design and development services for the construction of two (2) new buildings on the real property which we own and where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale Beach, Florida, (Store #31) operates. Our plan for the real property was to (i) demolish the building which currently houses our combination package liquor store and restaurant, (ii) build two new buildings, one of which will house our package liquor store and the other of which will house our restaurant; and (iii) enter into a ground lease with an existing retail tenant for a parcel of land which will not be improved by the two buildings. During the second quarter of our fiscal year 2019, we learned that our planned development of Store #31 would cause the loss of too many parking spaces, so we abandoned our development plans and terminated the $356,000 Contract. We paid $130,000 on account of the $356,000 Contract and owe no further amounts under it.

d. 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85)

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated design group for design and development services of our new location at 14301 W. Sunrise Boulevard, Sunrise, Florida 33323 (Store #85) for a total contract price of $122,000, of which we paid $33,000 through June 29, 2019.

Purchase Commitments/ Supply

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

During the fourth quarter of our fiscal year 2018, we (as a 51% member control person) and a third party unaffiliated with us, experienced in the business of importing fresh fish into the United States (as a 49% member), formed Flanigan’s Fish Company, LLC, a Florida limited liability company (“FFC”). The current purpose of FFC is to acquire and sell only to our restaurants imported fresh fish at competitive prices to what we are currently paying outside fresh fish purveyors. Commencing with the third quarter of our fiscal year 2019, FFC began to supply fish to our restaurants and as of June 29, 2019, FFC supplies certain of the fish to nine (9) of our restaurants. Since we hold the controlling interest of FFC, the balance sheet and operating results of this entity are consolidated into the accompanying financial statements of the Company. Sales and purchases of fish are recognized in restaurant food sales and restaurant and lounges (cost of merchandise sold), respectively, in the consolidated statements of income at the time of sale to the restaurant. In addition, the 49% of FFC owned by the unrelated third party is recognized as noncontrolling interest in our consolidated financial statements.

Purchase of Limited Partnership Interest

During the thirty nine weeks ended June 29, 2019, we purchased from one limited partner (who is not an officer, director or family member of officers or directors) a limited partnership interest of 0.63% in a limited partnership which owns a restaurant, for a purchase price of $4,800. During the thirty nine weeks ended June 30, 2018, we purchased from one limited partner (who is not an officer, director or family member of officers or directors) a limited partnership interest of 0.21% in a limited partnership which owns a restaurant, for a purchase price of $1,600.

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended June 29, 2019, June 30, 2018 and our fiscal year ended September 29, 2018.

Item	June 29, 2019	June 30, 2018	Sept 29, 2018
	(in thousands)

Current Assets	$18,817	$19,753	$19,025
Current Liabilities	15,529	12,534	13,310
Working Capital	$3,288	$7,219	$5,715

Our working capital decreased during our fiscal quarter ended June 29, 2019 from our working capital for our fiscal quarter ended June 30, 2018 and our fiscal year ended September 29, 2018 due to the $1,300,000 we paid to close on our purchase of the vacant parcel of property located at 2119 S.E. 9th Street, Pompano Beach, Florida. In addition, we also reclassified the principal balance ($2,813,000) of a mortgage which matures November 30, 2019 and which we plan to refinance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of June 29, 2019 we held no equity securities.

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

At June 29, 2019, we had three variable rate debt instruments outstanding that are impacted by changes in interest rates. In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”). In January, 2013, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”). In December, 2016, we closed on a secured revolving line of credit which entitled us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”), which on December 28, 2017 converted to a term loan (the “Term Loan”).

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following three (3) interest rate swap agreements:

(i)        The first interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 million Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at June 29, 2019, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

(ii)        The second interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at June 29, 2019, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(iii)        The third interest rate swap agreement entered into in December, 2016 and became effective December 28, 2017, relates to the Term Loan (the “Term Loan Swap”). The Term Loan Swap requires us to pay interest for a five (5) year period at a fixed rate of 4.61% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at June 29, 2019, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

At June 29, 2019, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

As of June 29, 2019, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934). Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 29, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirty nine weeks ended June 29, 2019 and June 30, 2018, we did not purchase any shares of our common stock. As of June 29, 2019, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

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

FLANIGAN'S ENTERPRISES, INC.

Date: August 13, 2019	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)