Form 10-K
period 2019-09-28
FLANIGANS ENTERPRISES INC
filed 2019-12-20
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 1-6836

FLANIGAN'S ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Florida	59-0877638
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5059 N.E. 18th Avenue, Fort Lauderdale, Florida	33334
(Address of principal executive offices)	Zip Code

(954) 377-1961

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 par value	BDL	NYSE AMERICAN

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $18,984,000 as of March 29, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock as reported on the NYSE AMERICAN of $23.18.

There were 1,858,647 shares of the Registrant's Common Stock, $0.10 par value, outstanding as of December 20, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the Registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report.

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

ITEM 1. BUSINESS

General

As of September 28, 2019, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries,(i) operates 26 units, consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and (ii) franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurants/package liquor stores. The foregoing excludes an adult entertainment club that we owned but did not operate and which was permanently closed on September 20, 2018 due to local legislation which prohibited the operation of the club as it was then operated. The table below provides information concerning the type (i.e. restaurant, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of September 28, 2019 and as compared to September 29, 2018. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

	FISCAL	FISCAL
	YEAR	YEAR
	2019	2018	NOTE NUMBER
TYPES OF UNITS
Company Owned:
Combination package liquor
store and restaurant	3	3	(1)
Restaurant only	7	7
Package liquor store only	6	6

Company Managed
Restaurants Only:
Limited partnerships	8	8
Franchise	1	1
Unrelated Third Party	1	1

Company Owned Club:	—	—	(2)
TOTAL - Company
Owned/Operated Units:	26	26

FRANCHISED - units	5	5	(3)

Notes:

(1) Our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) has been closed since October 2018 due to fire damage. Revenues and expenses from Store #19 for the period of time the store was open during the first quarter of our fiscal year 2019, except payroll, are immaterial.

(2) During the fourth quarter of our fiscal year 2018, the adult entertainment club that we owned but did not operate and which was permanently closed on September 20, 2018 after a federal court in Georgia upheld recently enacted local legislation prohibiting the operation of the club as it was then operated.

(3) We operate a restaurant for one (1) franchisee. This unit is included in the table both as a franchised restaurant, as well as a Company-operated restaurant.

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

During our fiscal year 1987, we began renovating our lounges to provide full restaurant food service, and subsequently renovated and added food service to most of our lounges. Food sales currently represent approximately 76.2% and bar sales approximately 23.8% of our total restaurant sales.

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

	STATE OF	PERCENTAGE
ENTITY	ORGANIZATION	OWNED

Flanigan’s Management Services, Inc.	Florida	100
Flanigan’s Enterprises, Inc. of Georgia	Georgia	100
Flanigan’s Enterprises, Inc. of Pa.	Pennsylvania	100
Flanigan’s Enterprises of N. Miami, Inc.	Florida	100
CIC Investors #13, Limited Partnership	Florida	45
CIC Investors #50, Limited Partnership	Florida	24
CIC Investors #55, Limited Partnership	Florida	49
CIC Investors #60, Limited Partnership	Florida	46
CIC Investors #65, Limited Partnership	Florida	28
CIC Investors #70, Limited Partnership	Florida	41
CIC Investors #80, Limited Partnership	Florida	27
CIC Investors #85, Limited Partnership	Florida	100
CIC Investors #90, Limited Partnership	Florida	5
Josar Investments, LLC	Florida	100
Flanigan’s Calusa Center, LLC	Florida	100
Flanigan’s Fish Company, LLC	Florida	51

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

Franchised Package Liquor Stores. We currently franchise three package liquor stores, all in the South Florida area, all of which are operated under the name “Big Daddy’s Liquors”. Of the three franchised package liquor stores, two are jointly operated with our franchisee’s restaurant operations and one is operated in a freestanding building adjacent to the franchisee’s restaurant operation. Two of the three remaining franchised package liquor stores are franchised to members of the family of our Chairman of the Board, officers and/or directors. We have not entered into a franchise arrangement for either a package liquor store, restaurant or combination package liquor store/restaurant since 1986 and do not anticipate that we will do so in the foreseeable future.

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

Company Owned Restaurants. We own and operate nine restaurants all under our service mark “Flanigan’s Seafood Bar and Grill” two of which are jointly operated with package liquor stores we own. One additional combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) has been closed since October 2018 due to fire damage.

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

Restaurants Owned by Affiliated Limited Partnerships

We have invested along with others, (some of whom are or are affiliated with our officers and directors), in nine limited partnerships which currently own and operate nine South Florida based restaurants under our service mark “Flanigan’s Seafood Bar and Grill”. In addition to being a limited partner in these limited partnerships, we are the sole general partner of eight of these limited partnerships and manage and control the operations of these restaurants. We are only a limited partner in the limited partnership which owns and operates the restaurant located in Fort Lauderdale, Florida. We are currently developing a “Flanigan’s Seafood Bar and Grill” restaurant in Sunrise, Florida which will be owned by a limited partnership using the same or substantially similar financial arrangement and of which we will be the sole general partner and may invest as a limited partner.

Generally, the terms of the limited partnership agreements provide that until the investors’ cash investment in a limited partnership (including any cash invested by us) is returned in full, (available cash is distributed to the investors pro-rata based on ownership interest), the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant, as a return of capital, up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee and one-half (1/2) to the investors, (including us), pro-rata based on the investors’ investment, as a return of capital. Once all of the investors, (including us), have received, in full, amounts equal to their cash invested, an annual management fee becomes payable to us equal to one-half (½) of cash available to be distributed, with the other one half (½) of available cash distributed to the investors (including us), as a profit distribution, pro-rata based on the investors’ investment. As of September 28, 2019, all eight (8) limited partnerships where we are the general partner and are eligible to receive a management fee, have returned to their respective investors all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by these limited partnerships. In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our “Flanigan’s Seafood Bar and Grill” service mark, which use is authorized while we act as general partner only. This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears. Whether we will have any additional restaurants under development in the future will be dependent, among other things, on market conditions and our ability to raise capital. We anticipate that we will continue to form limited partnerships to raise funds to own and operate restaurants under our service mark “Flanigan’s Seafood Bar and Grill” using the same or substantially similar financial arrangements.

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

Pembroke Pines, Florida

We are the sole general partner and a 24% limited partner in this limited partnership which has owned and operated a restaurant in Pembroke Pines, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 29, 2007. 23.8% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership.

Davie, Florida

We are the sole general partner and a 49% limited partner in this limited partnership which has owned and operated a restaurant in Davie, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since July 28, 2008. 12.3% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2019, this limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership.

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

Management Agreement for “The Whale’s Rib” Restaurant

Since January 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant. For our fiscal years ended September 28, 2019 and September 29, 2018, we generated $375,000 and $380,000 of revenue, respectively from providing these management services.

Adult Entertainment Club

Until September 20, 2018, we owned, but did not operate, an adult entertainment nightclub located in Atlanta, Georgia which operated under the name “Mardi Gras”. We had a management agreement with an unaffiliated third party to manage the club. Under our management agreement, the unaffiliated third party management firm paid us an annual amount, paid monthly, equal to the greater of $150,000 or ten (10%) percent of gross sales from the club, offset by one-half (1/2) of any rental increases, provided our fees would never be less than $150,000 per year. For our fiscal years ended September 28, 2019 and September 29, 2018, we generated $0 and $138,000 of revenue, respectively, from the operation of the club. On September 20, 2018, the adult entertainment club was closed permanently after a federal court in Georgia upheld recently enacted local legislation which prohibited the operation of the club as it was then operated and we will no longer receive any revenue under the management agreement.

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

During our fiscal years 2019 and 2018, no significant pending matters have been initiated concerning any of our licenses which might be expected to result in a revocation of a liquor license or other significant actions against us.

We are subject to “dram-shop” statutes due to our restaurant operations. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, which we believe is consistent with coverage carried by other entities in the restaurant industry. Although we are covered by insurance, a judgment against us under a dram-shop statute in excess of our liability coverage could have a material adverse effect on us.

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

General Liability Insurance

We have general liability insurance which incorporates a semi-self-insured plan under which we assume the full risk of the first $50,000 of exposure per occurrence, while the limited partnerships assume the full risk of the first $10,000 of exposure per occurrence. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During our fiscal year 2019 we were able to purchase excess liability insurance at a reasonable premium, whereby our excess insurance carrier is responsible for $6,000,000 coverage above our primary general liability insurance coverage. With the exception of one (1) limited partnership which has higher general liability insurance coverage to comply with the terms of its lease for the business premises, we are un-insured against liability claims in excess of $7,000,000 per occurrence and in the aggregate. We are in discussions to secure general liability and excess liability insurance for the period commencing after the expiration of the current policies on December 30, 2019.

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

Property Insurance; Windstorm Insurance; Deductibles

For the policy year beginning December 30, 2018, our property insurance is a one (1) year policy with an unaffiliated third party insurance carrier, including coverage for properties leased by us and our consolidated limited partnerships, and provides for full insurance coverage for property losses, including those caused by windstorm, such as a hurricane. We are in discussions to secure property insurance for the period commencing after the expiration of the current policy on December 30, 2019. For property losses caused by windstorm, the property insurance has a fixed deductible of $100,000, plus 5% of all insured losses, per occurrence. For all other property losses, the property insurance has deductibles of $10,000 per location, per occurrence. The one (1) year property insurance premium is in the amount of $506,000, of which $385,000 is financed through an unaffiliated third party lender. The finance agreement provides that we are obligated to repay the amount financed, together with interest at the rate of 3.85% per annum, over 10 months, with monthly payments of principal and interest, each in the amount of approximately $42,000. The finance agreement is secured by a security interest in the insurance policy, all unearned premium, return premium, dividend payments and loss payments thereof.

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

Our restaurants compete directly or indirectly with many well-established competitors, both nationally and locally owned. In June 2019, we increased certain menu prices for our bar offerings to target an increase to our total bar revenues of approximately 6.2% annually and we also increased certain restaurant menu prices for our food offerings to target an increase to our total food revenues of approximately 3.4% annually. We believe that we have a competitive position in our market because of widespread consumer recognition of the "Flanigan’s Seafood Bar and Grill" name.

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

Employees

As of our fiscal year end 2019, we employed 1,870 persons, of which 1,041 were full-time and 829 were part-time. Of these, 48 were employed at our corporate offices in administrative capacities and 13 were employed in maintenance. Of the remaining employees, 57 were employed in package liquor stores and 1,752 in restaurants.

None of our employees are represented by collective bargaining organizations. We consider our labor relations to be favorable.

EXECUTIVE OFFICERS

	Positions and Offices	Office or Position
Name	Currently Held	Age	Held Since

James G. Flanigan	Chairman of the Board	55	(1)
	of Directors, Chief
	Executive Officer and
	President

August Bucci	Chief Operating Officer	75	2002
	and Executive Vice
	President

Jeffrey D. Kastner	Chief Financial Officer,	66	(2)
	General Counsel and
	Secretary

Christopher O’Neil	Vice President of Package	54	2016
	Operations

(1)	Chairman of the Board of Directors, Chief Executive Officer since 2005; President since 2002.

(2)	Chief Financial Officer since 2004; Secretary since 1995; and General Counsel since 1982.

Flanigan’s 401(k) Plan

Effective July 1, 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and/or matching contributions. During our fiscal years ended September 28, 2019 and September 29, 2018, the Board of Directors approved discretionary matching contributions totaling $74,000 and $57,000, respectively.

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations on our operations.

Our Website

Our website address is https://www.flanigans.net

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

While future sales growth will depend substantially on our opening new restaurants, changes in comparable restaurant sales (which represent the change in period-over-period sales for restaurants) will also affect our sales growth and will continue to be a critical factor affecting profit growth. This is because the profit margin on comparable restaurant sales is generally higher, as comparable restaurant sales increases enable fixed costs to be spread over a higher sales base. Conversely, declines in comparable restaurant sales can have a significant adverse effect on profitability due to the loss of the positive impact on profit margins associated with comparable restaurant sales increases. There is no assurance that comparable restaurant sales will increase in fiscal year 2020 due to, among other things, ongoing consumer and economic uncertainty.

Our ability to increase comparable restaurant sales depends on many factors, including:

● perceptions of the Flanigan’s brand;

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

● weather, natural disasters and other factors limiting access to our restaurants; and

● changes in government regulation that may impact customer perceptions of our food.

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

Our Inability To Successfully And Sufficiently Raise Menu Prices Could Result In A Decline In Profitability.

We utilize menu price increases to help offset cost increases, including increased cost for commodities, minimum wages, employee benefits, insurance arrangements, construction, utilities and other key operating costs. If our selection and amount of menu price increases are not accepted by consumers and reduce guest traffic, or are insufficient to counter increased costs, our financial results could be negatively affected. However, we have not experienced any adverse effects from past menu price increases.

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

Our Business Could Be Materially Adversely Affected If We Are Unable To Expand In A Timely And Profitable Manner

To grow successfully, we must open new restaurants and/or package liquor stores on a timely and profitable basis. We have experienced delays in restaurant and/or package liquor store openings from time to time and may experience delays in the future. During our fiscal year 2019, we developed a new package liquor store in Miami, Florida and began developing a new restaurant in Surise, Florida. During our fiscal year 2018, we had no new restaurants or package liquor stores under development.

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

Our Marketing And Advertising Strategies May Not Be Successful, Which Could Adversely Impact Our Business

From time to time, we introduce new advertising campaigns and media strategies. If our advertising campaign and new media strategies do not resonate with customers in the manner we hope, they may not result in increased sales, but would still increase our expenses. We will continue to invest in marketing and advertising strategies that we believe will attract customers or increase their connection with our brand. If these marketing and advertising investments do not drive increased restaurant and/or package store sales, the expense associated with these programs will adversely impact our financial results, and we may not generate the levels of comparable sales we expect.

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

We May Face Liability Under Dram Shop Statutes

Our sale of alcoholic beverages subjects us to “dram shop” statutes. These statutes allow an injured person to recover damages from an establishment that served alcoholic beverages to an intoxicated person. If we receive a judgment substantially in excess of our insurance coverage, or if we fail to maintain our insurance coverage, our business, financial condition, operating results or cash flows could be materially and adversely affected. We currently have one “dram shop” claim, which we are defending vigorously. See “Item 1. Business—Government Regulation” for a discussion of the regulations with which we must comply.

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

If We Experience a Significant Failure in or Interruption of Certain Key Information Technology Systems, our Business could be Adversely Impacted.

We use a variety of applications and systems to securely manage the flow of information within each of our restaurants and within our centralized corporate infrastructure. The services available within our systems and applications include restaurant and store operations, supply chain, inventory, scheduling, training, human capital management, financial tools and data protection services. The restaurant and store structure is based primarily on a point-of-sale system that operates locally and is integrated with other functions necessary to operations. It records sales transactions, receives out of store orders and authorizes, batches and transmits credit card transactions. The system also allows employees to enter time clock information and to produce a variety of management reports. Select information that is captured from this system at each restaurant or store is collected in the central corporate infrastructure, which enables management to continually monitor operating results. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these and other systems and our operations depend substantially on the availability of our point-of-sale system and related networks and applications. These systems may be vulnerable to attacks or outages from security breaches, viruses and other disruptive problems, as well as from physical theft, fire, power loss, telecommunications failure or other catastrophic events. Any failure of these systems to operate effectively, whether from security breaches, maintenance problems, upgrades or transitions to new platforms, or other factors could result in interruptions to or delays in our restaurant or other operations, adversely impacting the restaurant or store experience for our customers or negatively impacting our ability to manage our business. If our information technology systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures, or if our business interruption insurance does not sufficiently compensate us for any losses that we may incur, our revenues and profits could be reduced and the reputation of our brand and our business could be materially adversely affected. In addition, remediation of any problems with our systems could result in significant, unplanned expenses.

The Effect of Recent Changes to U.S. Healthcare Laws May Increase Our Healthcare Costs and Negatively Impact Our Financial Results.

We offer eligible full-time employees the opportunity to enroll in healthcare coverage subsidized by the Company. For various reasons, many of our eligible employees currently choose not to participate in our healthcare plans. However, under the comprehensive U.S. health care reform law enacted in 2010, the Affordable Care Act, certain provisions, including, the employer mandate, may increase our labor costs significantly. In general, implementing the requirements of the Affordable Care Act is likely to impose additional administrative costs on us. The costs and other effects of these new healthcare requirements cannot be determined with certainty, but they may have a material adverse effect on our financial and operating results.

Governmental Regulation in One or More of the Following Areas May Adversely Affect Our Existing and Future Operations and Results, Including by Harming Our Ability to Open New Restaurants or Increasing Our Operating Costs.

Employment and Immigration Regulations

We are subject to various federal and state laws governing our relationship with and other matters pertaining to our employees, including wage and hour laws, requirements to provide meal and rest periods or other benefits, healthcare, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti-discrimination laws. Complying with these rules subjects us to substantial expense and can be cumbersome and can also expose us to liabilities from claims for non-compliance. For example, historically, lawsuits have been filed against us alleging violations of federal and state laws regarding employee wages and payment of overtime. We could suffer losses from and we incur legal costs to defend, these and similar cases and the amount of such losses or costs could be significant. In addition, several states and localities in which we operate and the federal government have from time to time enacted minimum wage increases, paid sick leave and mandatory vacation accruals and similar requirements and these changes could increase our labor costs. Changes in U.S. healthcare laws could also adversely impact us if they result in significant new welfare and benefit costs or increased compliance expenses.

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

Our Success May Depend on the Continued Service and Availability of Key Personnel.

Our Chairman and Chief Executive Officer and President, James Flanigan, has been the principal architect of our business strategy since 2002. August Bucci and Jeffrey Kastner, our Chief Operating Officer and Chief Financial Officer, respectively, have also served with us since 2002 in the case of Mr. Bucci and since 2004 in the case of Mr. Kastner, and much of our growth has occurred under their direction as well. We believe our executive officers have created an employee culture, food culture and business strategy at our company that has been critical to our success and that may be difficult to replicate under another management team. We also believe that it may be difficult to locate and retain executive officers who are able to grasp and implement our unique strategic vision. If our company culture were to deteriorate following a change in leadership, or if a new management team were to be unsuccessful in executing our strategy or were to change important elements of our current strategy, our growth prospects or future operating results may be adversely impacted.

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

If There is a Material Failure in our Information Technology Systems, Our Business Operations and Profits could be Negatively Affected and our Systems may be Inadequate to Support our Future Growth Strategies.

We rely heavily on information technology systems in all aspects of our operations including our restaurant point-of sale systems, financial systems, marketing programs, employee engagement, supply chain management, cyber-security, and various other processes and transactions. Our ability to effectively manage and run our business depends on the reliability and capacity of our information technology systems, including technology services and systems for which we contract from third parties. These systems and services may be insufficient to effectively manage and run our business. These systems and our business needs will continue to evolve and require upgrading and maintenance over time, consequently requiring significant future commitments of resources and capital.

Moreover, these technology services and systems, communication systems, and electronic data could be subject or vulnerable to damage or interruption from hurricanes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, loss of data, data breaches, or other attempts to harm our systems. A failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or any other failure to maintain a continuous and secure information technology network for any of the above reasons could result in interruption and delays in customer services, adversely affect our reputation, and negatively impact our results of operations.

Acts of Violence at or Threatened Against our Restaurants or the Centers in which they are Located, including Active Shooter Situations and Terrorism, Could Unfavorably Impact our Restaurant Sales, which could Materially Adversely Affect our Financial Performance.

Any act of violence at or threatened against our restaurants or the centers in which they are located, including active shooter situations and terrorist activities, may result in restricted access to our restaurants and/or restaurant closures in the short-term and, in the long-term, may cause our customers and staff to avoid our restaurants. Any such situation could adversely impact customer traffic and make it more difficult to fully staff our restaurants, which could materially adversely affect our financial performance.

The occurrence or threat of extraordinary events, including active shooter or future terrorist attacks and military and governmental responses and the protest of future wars, may result in negative changes to economic conditions likely resulting in decreased consumer spending. Additionally, decreases in consumer discretionary spending may impact the frequency with which our customers choose to dine out at restaurants or the amount they spend on meals while dining out at restaurants, thereby adversely affecting our sales and results of operations. A decrease in consumer discretionary spending may also adversely affect our ability to achieve the benefit of planned menu price increases to help preserve our operating margins.

Social Media Impact on Customer Perceptions of our Brand.

The considerable expansion in the use of social media over recent years can further amplify any negative publicity that may be generated. The adverse impact of publicity on customers’ perception of us could have a further negative impact on our sales. If the impact of any such publicity is particularly long-lasting, the value of our brand may suffer and our ability to grow could be diminished.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1B.

ITEM 2. PROPERTIES.

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

(iv) a 4,500 square foot stand-alone building located in Hollywood, Florida that we purchased in October, 2009 and which housed our Hollywood, Florida Company-owned combination restaurant and package liquor store (Store #19) from March, 1972 until it was destroyed by fire on October 2, 2018 and the vacant parcel of real property adjacent thereto which we purchased in February, 2015;

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

(vii) a 23,678 square foot two building shopping center in Miami, Florida that we purchased in November, 2010: (A) one stand-alone building, approximately 18,828 square feet, (i) houses our recently opened (October, 2019) new package liquor store and (ii) is otherwise leased to ten unaffiliated third party retailers; and (B) the second stand-alone building, approximately 4,850 square feet, has housed our Kendall, Florida based restaurant since April 4, 2000, which is owned by our affiliated limited partnership (Store #70);

(viii) a 6,400 square foot building in Fort Lauderdale, Florida that we purchased in February, 2014, 4,000 square feet of which has been leased to a related franchisee (Store #15) since April 1, 1997 and the balance (2,400 square feet) of which we use as storage. In August, 2018 we purchased the real property and quadraplex adjacent thereto to insure adequate parking for the franchised restaurant in the future, if needed; and

(ix) a 6,000 square foot stand-alone building in Fort Lauderdale, Florida and the vacant real property diagonally adjacent that we purchased in October, 2015, which we use as office and warehouse space, covered parking for our food truck and as a storage yard.

All of our units require periodic refurbishing in order to remain competitive. We have budgeted $750,000 for our refurbishing program for fiscal year 2020. See Item 7, "Liquidity and Capital Resources" for discussion of the amounts spent in fiscal year 2019.

The following table summarizes information related to the properties upon which our operations are conducted:

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Big Daddy's Liquors #4	1,978	N/A	Company	3/1/02 to 2/28/27
Flanigan's Enterprises				and Options to
Inc. (5)				2/28/47
7003 Taft Street
Hollywood, FL

Big Daddy's Liquors #7	1,450	N/A	Company	11/1/00 to 10/31/20
Flanigan's Enterprises,				and Option to
Inc. (8)				10/31/25
1550 W. 84th Street
Hialeah, FL

Big Daddy's Liquors #8	4,084	N/A	Company	5/1/99 to 4/30/24
Flanigan's Enterprises,				and Option to
Inc.				4/30/29
959 State Road 84
Fort Lauderdale, FL

Flanigan’s Seafood	4,700	130	Company	1/1/10 to 12/31/24
Bar and Grill #9				and Options to
Flanigan’s Enterprises, Inc.				12/31/49
1550 W. 84th Street
Hialeah, FL

Flanigan's Legends	5,000	150	Franchise	1/4/00 to 1/3/25
Seafood Bar and Grill #11
11 Corporation (1)
330 Southern Blvd.
W. Palm Beach, FL

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Flanigan's Seafood	5,000	180	Company	11/16/92 to
Bar and Grill #12				11/15/23 and
Flanigan’s Enterprises, Inc.				Options to
2405 Tenth Ave. North				11/15/38
Lake Worth, FL

Flanigan's Seafood	3,320	90	Franchise	6/1/79 to 6/1/24
Bar and Grill #14
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
Bar and Grill #19
Flanigan’s Enterprises, Inc. (11)
2505 N. University Dr.
Hollywood, FL

Flanigan's Seafood	5,100	200	Company	Company-Owned
Bar and Grill #20
Flanigan's Enterprises, Inc.
13205 Biscayne Blvd.
North Miami, FL

Big Daddy’s Liquors #20	2,500	N/A	Company	Company-Owned
Flanigan's Enterprises, Inc.
13185 Biscayne Blvd.
North Miami, FL

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Flanigan's Seafood	4,100	200	Company	Company-Owned
Bar and Grill #22
Flanigan’s Enterprises, Inc.
2600 W. Davie Blvd.
Ft. Lauderdale, FL

Flanigan's Seafood	4,600	150	Company	Company-Owned
Bar and Grill #31
Flanigan's Enterprises, Inc.
4 N. Federal Highway
Hallandale, FL

Flanigan's Seafood Bar	4,620	130	Company	10/1/10 to 6/30/30
and Grill #33
Flanigan’s Enterprises, Inc.
45 S. Federal Highway
Boca Raton, FL

Big Daddy's Liquors #34	3,000	N/A	Company	5/29/97 to 5/28/22
Flanigan's Enterprises, Inc.				Options to 5/28/37
9494 Harding Ave.
Surfside, FL

Flanigan's Seafood	4,600	140	Company	4/1/71 to 12/31/20
Bar and Grill #40				Option to Purchase
Flanigan's Enterprises, Inc.				on 12/31/2020
5450 N. State Road 7
N. Lauderdale, FL

Piranha Pat's #43	4,500	90	Franchise	12/1/72 to 11/30/22
BD 43 Corporation (1)(2)
2500 E. Atlantic Blvd.
Pompano Beach, FL

Big Daddy’s Liquors #45	3,250	N/A	Company	7/1/19 to 6/30/24
Flanigan’s Enterprises,				Options to 6/30/34
Inc. (13)
12776 S.W. 88th Street
Miami, FL

Big Daddy's Liquors #47	6,000	N/A	Company	12/21/68 to 1/1/30
Flanigan's Enterprises,				Options to 1/1/50
Inc. (3)
8600 Biscayne Blvd.
Miami, FL

Flanigan’s Seafood	8,000	200	Limited	6/01/91 to 7/31/26
Bar and Grill #13,			Partnership
CIC Investors #13, Ltd.
11415 S. Dixie Highway

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Pinecrest, FL

Flanigan’s Seafood	4,000	200	Limited	10/24/06 to 10/23/21
Bar and Grill #50,			Partnership	Options to 10/23/31
CIC Investors #50, Ltd.
17185 Pines Boulevard
Pembroke Pines, FL

Flanigan’s Seafood	5,900	200	Limited	1/5/07 to 12/31/21
Bar and Grill #55			Partnership	Options to 12/31/31
CIC Investors #55, Ltd.
2190 S. University Drive
Davie, Florida

Flanigan's Seafood	6,800	200	Limited	8/1/97 to 12/31/21
Bar and Grill #60			Partnership
CIC Investors #60 Ltd.
9516 Harding Avenue
Surfside, FL

Flanigan’s Seafood	6,128	200	Limited	5/01/05 to 6/30/20
Bar and Grill #65			Partnership	Option to 3/31/25
CIC Investors #65, Ltd.
2335 State Road 7, Suite 100
Wellington, FL

Flanigan's Seafood	4,850	161	Limited	4/1/00 to 3/31/25
Bar and Grill #70			Partnership	Options to 3/31/30
CIC Investors #70 Ltd.
12790 SW 88 St
Miami, FL

Flanigan’s Seafood	7,000	200	Company	5/1/10 to 4/30/21
Bar and Grill #75 (9)				Options to 4/30/31
Flanigan’s Enterprises, Inc.
950 S. Federal Highway
Stuart, FL

Flanigan's Seafood	5,000	165	Limited	6/15/01 to 12/14/24
Bar and Grill #80			Partnership	Options to 12/14/39
CIC Investors #80 Ltd.
8695 N.W. 12th St
Miami, FL

Flanigan’s Seafood	6,900	200	Limited	3/1/19 to 2/28/29
Bar and Grill #85 (12)			Partnership	Options to 2/28/44
CIC Investors #85, Ltd.				Option to Purchase
14301 W. Sunrise Blvd.				until 2/28/2021
Sunrise, Florida

	Square		Franchised/
Name and Location	Footage	Seats	Owned by	Lease Terms

Flanigan's Seafood	4,300	200	Limited	4/1/11 to 3/31/26
Bar and Grill #90			Partnership	Option to 3/31/31
CIC Investors #90 Ltd.
9857 S.W. 40th Street
Miami, FL

Flanigan's Seafood	5,700	235	Company	10/1/17 to 9/30/22
Bar and Grill #95 (10)				Options to 9/30/32
Flanigan’s Enterprises, Inc.
2460 Weston Road
Weston, FL

Flanigan’s Calusa	23,700	Shopping	Company	Company-Owned
Center, LLC (6)		Center
12750 – 12790 S.W. 88th Street
Miami, Florida

(1)	Franchised by Company.

(2)	Lease assigned to franchisee.

(3)	In 1974, we sold and assigned the underlying ground lease to unaffiliated third parties and simultaneously subleased it back. We have re-purchased from the unaffiliated third parties and currently own 52% of the underlying ground lease, as well as the sublease agreement. As a result, we pay all rent due under the ground lease, but only 48% of the rent due under the sublease agreement.

(4)	Effective December 1, 1998, we purchased the Management Agreement to operate the franchised restaurant for the franchisee.

(5)	Ground lease executed by us on September 25, 2001. We constructed a 4,120 square foot building, of which 1,978 square feet is used by us for the operation of a package liquor store and the other 2,142 square feet is subleased to an unaffiliated third party as retail space. The package liquor store opened for business on November 17, 2003.

(6)	During the first quarter of our fiscal year 2012, our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, closed on the purchase of a two building shopping center in Miami, Florida, which consists of (i) one stand-alone building which is leased to ten unaffiliated third parties and houses our recently opened (October, 2019) package liquor store and (ii) a second stand-alone building where our limited partnership owned restaurant located at 12790 SW 88th Street, Miami, Florida, (Store #70), operates.

(7)	During the second quarter of our fiscal year 2014, we closed on the purchase of the building in Fort Lauderdale, Florida, which is leased to our franchisee owned restaurant located at 1479 E. Commercial Boulevard, Fort Lauderdale, Florida, (Store #15).

(8)	During the fourth quarter of our fiscal year 2015, our lease for this location expired. We extended the term of the lease for five (5) years, with one (1) five (5) year renewal option.

(9)	During the third quarter of our fiscal year 2016, our lease for this location expired. We extended the term of the lease for five (5) years, with two (2) five (5) year renewal options.

(10)	During the second quarter of our fiscal year 2017, we renewed the term of the lease for this location for five (5) years with two (2) five (5) year renewal options.

(11)	During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), was damaged by a fire and was forced to close. While it was initially contemplated that Store #19 would be renovated, because of the damage caused by the fire, we determined that Store #19 should be demolished and rebuilt. As a result, the package liquor store and restaurant has been closed since our first quarter year 2019. Our loss was covered by insurance, including but not limited to business interruption coverage.

(12)	During the second quarter of our fiscal year 2019, we entered into a lease for this location, which lease was subsequently assigned to a limited partnership. We plan to raise funds to renovate this new location for operation as a “Flanigan’s Seafood Bar and Grill” restaurant using our limited partnership ownership model. The option to purchase was retained by the Company when the lease was assigned to the limited partnership.

(13)	Subsequent to the end of our fiscal year 2019, this new package liquor store, located in the Flanigan’s Calusa Shopping Center, opened for business.

Casualty Loss

During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) was damaged by a fire and was forced to close. Due to the damage caused by the fire, we determined that Store #19 should be demolished and rebuilt and as a result, the package liquor store and restaurant were closed for our fiscal year 2019. We have insurance coverage of $1,975,000, in the aggregate, which our insurance carrier agreed to pay. We sustained a loss of $1,373,000 on our building and business personal property, against which we received insurance proceeds of $1,200,000 resulting in a loss of $173,000. We had a gain of $775,000 on our business interruption coverage, which when netted against our loss of $173,000 on our building and business personal property produced a gain of $602,000. During the first quarter of our fiscal year 2019, we received an advance of $600,000 against our insurance recovery and during the second quarter of our fiscal year 2019, we received the balance of our insurance recovery, less only $132,000 as depreciation against our business personal property until such time as it is replaced.

Recent Purchase of Real Property; Option to Lease Agreement

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

Execution of Leases for New Locations

Sunrise, Florida (“Flanigan’s Seafood Bar and Grill”)

During the second quarter of our fiscal year 2019, we entered into a Lease Agreement (the “Sunrise Lease Agreement”) with a non-affiliated third party to rent approximately 6,900 square feet of commercial space in Sunrise, Florida where, subject to certain conditions, we anticipate opening a new restaurant location. During the third quarter of our fiscal year 2019, we assigned the Sunrise Lease Agreement to a newly formed limited partnership in which we currently are (i) the sole general partner; and (ii) our wholly owned subsidiary is the sole limited partner. While there can be no assurances that we will be successful in doing so, we intend to sell limited partnership interests to third parties as well as affiliates of the Company in order to raise net proceeds, in an amount to be determined, which proceeds will be used to renovate this potential restaurant location. We anticipate that the new restaurant location’s ownership and operating structure will be substantially similar to that of our other restaurants owned by limited partnerships. Any amounts we advance to the limited partnership will be applied as a credit to limited partnership equity in the limited partnership we may acquire (which equity shall be purchased at the same price and upon the same terms as other equity investors). If we do not acquire equity in the limited partnership for at least $250,000, any excess amounts advanced by us will be reimbursed to us by the limited partnership without interest. Through September 28, 2019, we have advanced $337,000 to the limited partnership.

Miramar, Florida (“Flanigan’s Seafood Bar and Grill”)

During fourth quarter of our fiscal year 2019, we entered into a Lease Agreement for a non-affiliated restaurant location in a shopping center in Miramar, Florida. The shopping center is currently in the developmental stage and the Lease Agreement is contingent upon our approval of the final site plan. We plan to assign the Lease Agreement to a limited partnership in which (i) we will be the sole general partner; and (ii) a wholly owned subsidiary will be the limited partner. While there can be no assurances that we will be successful in doing so, we intend to sell limited partnership interests to third parties as well as affiliates of the Company in order to raise net proceeds, in an amount to be determined, which proceeds will be used to renovate this potential restaurant location. We anticipate that the new restaurant location’s ownership and operating structure will be substantially similar to that of our other restaurants owned by limited partnerships. Any amounts we advance to the limited partnership will be applied as a credit to limited partnership equity in the limited partnership we may acquire (which equity shall be purchased at the same price and upon the same terms as other equity investors). If we do not acquire equity in the limited partnership for at least $250,000, any excess amounts advanced by us will be reimbursed to us by the limited partnership without interest. Through September 28, 2019, we have no advances to the limited partnership.

Miramar, Florida (“Big Daddy’s Liquors”)

During the fourth quarter of our fiscal year 2019, we entered into a Lease Agreement for a non-affiliated package liquor store location in a shopping center in Miramar, Florida, directly adjacent to the new non-affiliated restaurant location. The shopping center is currently in the developmental stage and the Lease Agreement is contingent upon our approval of the final site plan. The new package liquor store location will be Company owned.

Flanigan’s Fish Company, LLC

During the fourth quarter of our fiscal year 2018, we (as a 51% member control person) and a third party unaffiliated with us, experienced in the business of importing fresh fish into the United States (as a 49% member), formed Flanigan’s Fish Company, LLC, a Florida limited liability company (“FFC”). The current purpose of FFC is to acquire and sell only to our restaurants imported fresh fish at competitive prices to what we are currently paying outside fresh fish purveyors. Commencing with the third quarter of our fiscal year 2019, FFC began to supply fish to our restaurants and as of September 28, 2019, FFC supplies certain of the fish to thirteen (13) of our restaurants. Since we hold the controlling interest of FFC, the balance sheet and operating results of this entity are consolidated into the accompanying financial statements of the Company. All intercompany transactions are eliminated on consolidation. Sales and purchases of fish are recognized in restaurant food sales and restaurant and lounges (cost of merchandise sold), respectively, in the consolidated statements of income at the time of sale to the restaurant. In addition, the 49% of FFC owned by the unrelated third party is recognized as a noncontrolling interest in our consolidated financial statements.

Subsequent Events

Extension of Lease for Existing Location

Boca Raton, Florida

Subsequent to the end of our fiscal year 2019, the lease with an unrelated third party for the restaurant we own located at 45 S. Federal Highway, Boca Raton, Florida (Store #33) was extended for ten (10) years through June 30, 2030. The extended lease is on the same terms and conditions, including fixed annual rental increases and continued percentage rent.

Opening of New Package Liquor Store

Subsequent to the end of our fiscal year 2019, we opened our new package liquor store in our Flanigan’s Calusa Shopping Center in Miami, Florida (Store #45).

Re-Financing of Existing Mortgage

Subsequent to the end of our fiscal year 2019, our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, re-financed its mortgage with our unrelated third party lender, increasing the principal amount from $2.72 million to $7.21 million. The principal balance and all accrued interest of our existing mortgage matured November 30, 2019. The re-financed mortgage will earn interest at the fixed annual rate of 3.86%, being amortized over twenty (20) years, with equal monthly payments of principal and interest each in the amount of $43,000 and the entire principal balance and all accrued interest due in seven (7) years. The funds we receive from the re-financing of this mortgage (approximately $4.5 million) will be used as working capital.

Except as otherwise provided herein, subsequent events have been evaluated through the date these consolidated financial statements were issued and no other events required disclosure.

ITEM 3. LEGAL PROCEEDINGS

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

Holders

As of the close of business on December 12, 2019, there were approximately 178 holders of record of our common stock.

Dividend Policy

During our fiscal year 2019, our Board of Directors declared a cash dividend of 28 cents per share which was paid on March 29, 2019 to shareholders of record as of March 15, 2019. During our fiscal year 2018, our Board declared a cash dividend of 25 cents per share which was paid on March 30, 2018 to shareholders of record as of March 16, 2018. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Issuer Repurchases of Equity Securities

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, the Board of Directors authorized management to purchase up to 100,000 shares of our common stock, at a purchase price up to $15.00 per share. Since the Board’s 2007 authorization, we have purchased an aggregate of 34,586 shares, none of which were purchased by us in our fiscal year 2019. As of September 28, 2019, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the captions “Risk Factors”. In addition, the following discussion and analysis should be read in conjunction with the 2019 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere in this report.

Overview

Financial Information Concerning Industry Segments

Our business is conducted principally in two segments: the restaurant segment and the package liquor store segment. Financial information broken into these two principal industry segments for the two fiscal years ended September 28, 2019 and September 29, 2018 is set forth in the Consolidated Financial Statements which are attached hereto.

General

As of September 28, 2019, we (i) operated 26 units consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and (ii) franchise an additional five units, consisting of two restaurants, (one of which we operate), and three combination restaurants/package liquor stores. The foregoing excludes an adult entertainment club that we owned but did not operate and which was permanently closed on September 20, 2018 after a federal court in Georgia upheld recently enacted local legislation prohibiting the operation of the club as it was then operated.

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

Results of Operations

REVENUES (in thousands):

	52 Weeks Ended		52 Weeks Ended
	Sept. 28, 2019		Sept. 29, 2018
Sales
Restaurant, food	$71,814	63.2%	$70,545	63.6%
Restaurant, bar	22,476	19.8%	21,760	19.6%
Package goods	19,327	17.0%	18,559	16.8%

Total	113,617	100.0%	110,864	100.0%
Franchise related revenues	1,610		1,652
Owner’s fee		—	138
Other operating income	213		217
Rental income	762		626
Total Revenues	$116,202		$113,497

Comparison of Fiscal Years Ended September 28, 2019 and September 29, 2018

Revenues. Total revenue for our fiscal year 2019 increased $2,705,000 or 2.38% to $116,202,000 from $113,497,000 for our fiscal year 2018 due primarily to increased restaurant traffic and partially due to increased menu prices and despite the loss of revenue from our combination restaurant/package liquor store located at 2505 N. University Drive, Hollywood, Florida (Store #19), which was closed for our fiscal year 2019 due to a fire on October 2, 2018, (the “Store #19 Closure”). Fiscal year 2018 total revenue for our Store #19 was $5,333,000. Effective June 16, 2019 we increased certain menu prices for our bar offerings to target an increase to our total bar revenues of approximately 6.2% annually and effective June 23, 2019 we increased certain menu prices for our food offerings to target an increase to our total food revenues of approximately 3.4% annually, (the “2019 Price Increases”). We anticipate that total revenue for our fiscal year 2020 will increase due to increased restaurant traffic and the 2019 Price Increases. We currently believe that Store #19 will remain closed during our fiscal year 2020 and accordingly do not expect to generate any revenue from it during the coming fiscal year.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants (food sales) totaled $71,814,000 for our fiscal year 2019 as compared to $70,545,000 for our fiscal year 2018. The increase in restaurant revenue from the sale of food at restaurants for our fiscal year 2019 as compared to our fiscal year 2018 is due to increased restaurant traffic and partially due to the 2019 Price Increases, offset by the loss of food sales at Store #19 resulting from the Store #19 Closure. Restaurant revenue from the sale of food at our Store #19 was $3,498,000 for our fiscal year 2018. Comparable weekly restaurant food sales (for restaurants open for all of our fiscal years 2019 and 2018, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for our fiscal year 2019) and eight restaurants owned by affiliated limited partnerships) was $1,379,000 and $1,289,000 for our fiscal years 2019 and 2018, respectively, an increase of 6.98%. Comparable weekly restaurant food sales for Company owned restaurants only was $696,000 and $646,000 for our fiscal years 2019 and 2018, respectively, an increase of 7.74%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $683,000 and $643,000 for our fiscal years 2019 and 2018, respectively, an increase of 6.22%. We anticipate that restaurant revenue from food sales, including non-alcoholic beverages, at restaurants will increase when compared to our fiscal year 2019 due to increased restaurant traffic and the 2019 Price Increases.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $22,476,000 for our fiscal year 2019 as compared to $21,760,000 for our fiscal year 2018. The increase in restaurant revenue from the sale of alcoholic beverages from restaurants for our fiscal year 2019 as compared to our fiscal year 2018 is due to increased restaurant traffic and partially due to the 2019 Prices Increases, offset by the loss of revenue from the sale of alcoholic beverages at Store #19 resulting from the Store #19 Closure. Restaurant revenue from the sale of alcoholic beverages at our Store #19 was $748,000 for our fiscal year 2018. Comparable weekly restaurant alcoholic bar sales (for restaurants open for all of our fiscal years 2019 and 2018, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for our fiscal year 2019) and eight restaurants owned by affiliated limited partnerships) was $432,000 and $404,000 for our fiscal years 2019 and 2018, respectively, an increase of 6.93%. Comparable weekly restaurant alcoholic bar sales for Company owned restaurants only was $197,000 and $182,000 for our fiscal years 2019 and 2018, respectively, an increase of 8.24%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $235,000 and $222,000 for our fiscal years 2019 and 2018, respectively, an increase of 5.86%. We anticipate that restaurant revenue from the sale of alcoholic beverages at restaurants will increase when compared to our fiscal year 2019 due to increased restaurant traffic and the 2019 Price Increases.

Package Liquor Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $19,327,000 for our fiscal year 2019 as compared to $18,559,000 for our fiscal year 2018, an increase of $768,000 or 4.14%. This increase was primarily due to increased package liquor store traffic, offset by the loss of revenue generated from sales of liquor and related items at Store #19 resulting from the Store #19 Closure. Revenue generated from the sales of liquor and related items at Store #19 was $1,087,000 for our fiscal year 2018. The weekly average of same store package liquor store sales, which includes eight (8) Company owned package liquor stores, (excluding Store #19, which was closed for our fiscal year 2019), was $372,000 and $336,000 for our fiscal years 2019 and 2018, respectively, an increase of 10.71%. We anticipate that revenue generated from the sale of liquor and related items at package liquor stores for our fiscal year 2020 will increase when compared to our fiscal year 2019 due to increased package liquor store traffic and the October, 2019 opening of our new package liquor store in Miami, Florida (Store #45).

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for our fiscal year 2019 increased $3,833,000 or 3.61% to $109,886,000 from $106,053,000 for our fiscal year 2018. The increase was primarily due to an expected general increase in food costs, offset by a reduction of operating costs and expenses at Store #19, which was closed for our fiscal year 2019 due to the Store #19 Closure and actions taken by management to reduce and/or control costs and expenses. Operating costs and expenses at Store #19 were $2,211,000 for our fiscal year 2018. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2020 for the same reasons. Operating costs and expenses increased as a percentage of total sales to approximately 94.56% in our fiscal year 2019 from 93.44% in our fiscal year 2018.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for our fiscal year 2019 increased to $61,212,000 from $60,172,000 for our fiscal year 2018. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 64.92% for our fiscal year 2019 and 65.19% for our fiscal year 2018. We anticipate that our gross profit for restaurant food and bar sales may increase during our fiscal year 2020 due to the 2019 Price Increases, partially offset by higher food costs.

Package Liquor Store Sales. Gross profit for package liquor store sales for our fiscal year 2019 increased to $5,269,000 from $5,180,000 for our fiscal year 2018. Our gross profit margin (calculated as gross profit reflected as a percentage of package liquor store sales) for package liquor store sales was 27.26% for our fiscal year 2019 and 27.91% for our fiscal year 2018. We anticipate that our gross profit margin for package liquor store sales will decrease during our fiscal year 2020 due to anticipated lower pricing of certain package store merchandise undertaken in order for us to remain competitive.

Payroll and Related Costs. Payroll and related costs for our fiscal year 2019 increased $1,005,000 or 2.88% to $35,873,000 from $34,868,000 for our fiscal year 2018. Higher payroll and related costs for our fiscal year 2019 were primarily due to higher restaurant sales, which require additional payroll and related costs for employees such as cooks, bartenders and servers and higher pay rates, offset by a decrease in payroll and related costs of $1,494,000 at Store #19, which was closed substantially all of our 2019 fiscal year due to the Store #19 Closure. Payroll and related costs as a percentage of total sales was 30.87% for our fiscal year 2019 as compared to 30.72% for our fiscal year 2018.

Occupancy Costs. Occupancy costs (consisting of rent, common area maintenance, repairs, real property taxes and amortization of leasehold purchases) for our fiscal year 2019 increased $328,000 or 5.73% to $6,054,000 from $5,726,000 for our fiscal year 2018. We anticipate that our occupancy costs will increase throughout our fiscal year 2020 due primarily to the rent we are required to pay pursuant to the newly acquired Sunrise Lease Agreement for our expected new restaurant to be located in Sunrise, Florida.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for our fiscal year 2019 increased $876,000 or 4.39% to $20,823,000 from $19,947,000 for our fiscal year 2018. Selling, general and administrative expenses increased as a percentage of total sales in our fiscal year 2019 to 17.92% as compared to 17.57% in our fiscal year 2018. We anticipate that our selling, general and administrative expenses will increase throughout our fiscal year 2020 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization for our fiscal year 2019, which is included in selling, general and administrative expenses, increased $237,000 or 8.46% to $3,040,000 from $2,803,000 for our fiscal year 2018. As a percentage of revenue, depreciation and amortization expense was 2.62% of revenue for our fiscal year 2019 and 2.47% of revenue for our fiscal year 2018.

Interest Expense, Net. Interest expense for our fiscal year 2019 decreased $45,000 to $708,000 from $753,000 for our fiscal year 2018. We anticipate that interest expense will increase throughout our fiscal year 2020 due to the anticipated borrowing of additional funds from our unrelated third party lender during the fiscal year.

Income Taxes. Income taxes for our fiscal year 2019 was $887,000 and $1,371,000 for our fiscal year 2018. For our fiscal year 2018, income taxes increased due to a reduction of $268,000 to our deferred tax asset due to the corporate tax rate reduction, which reduction was a part of our current tax expense.

Net Income. Net income for our fiscal year 2019 decreased $13,000 or 0.24% to $5,377,000 from $5,390,000 for our fiscal year 2018. Net income for our fiscal year 2019 decreased when compared to our fiscal year 2018 primarily due to higher food costs and overall expenses and a net loss of $318,000 from Store #19 resulting from the Store #19 Closure, offset by the receipt in the first quarter of our 2019 fiscal year of a $602,000 insurance recovery, as a result of the Store #19 Closure and higher restaurant traffic. During our fiscal year 2018, the net income from Store #19 was $765,000. As a percentage of total revenue, net income for our fiscal year 2019 is 4.63%, as compared to 4.75% for our fiscal year 2018. We anticipate that Store #19 will remain closed through at least our fiscal year 2020 and we do not anticipate receiving any additional insurance proceeds from the Store #19 Closure, other than $132,000 in depreciation insurance recovery.

Net Income Attributable to Stockholders. Net income attributable to stockholders for our fiscal year 2019 decreased $29,000 or 0.79% to $3,648,000 from $3,677,000 for our fiscal year 2018. Net income attributable to stockholders for our fiscal year 2019 decreased when compared to our fiscal year 2018 primarily due to higher food costs and overall expenses and a net loss of $318,000 from Store #19 resulting from the Store #19 Closure, offset by the receipt in the first quarter of our fiscal year 2019 of a $602,000 insurance recovery, as a result of the Store #19 Closure and higher restaurant traffic. During our fiscal year 2018, the net income from Store #19 was $765,000. As a percentage of total revenue, net income attributable to stockholders for our fiscal year 2019 is 3.14%, as compared to 3.24% for our fiscal year 2018. We anticipate that Store #19 will remain closed through at least our fiscal year 2020 and we do not anticipate receiving any additional insurance proceeds from the Store #19 Closure, other than $132,000 in depreciation insurance recovery.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to advance pre-opening costs, including but not limited to pre-opening rent for the new locations. During our fiscal year 2019, we had one new restaurant location in Sunrise, Florida in the development stage and have advanced $337,000 through September 28, 2019.

Menu Price Increases and Trends

Effective June 16, 2019 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 6.2% annually and effective June 23, 2019 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 3.4% annually to offset higher food costs and higher overall expenses. Prior to these increases, we previously raised menu prices in the fourth quarter of our fiscal year 2017. During the next twelve months, if demand for our restaurant and bar offerings remain substantially similar to the demand during our fiscal year 2019, (including a lack of restaurant and bar sales from Store #19 which we expect will be closed for our entire fiscal year 2020), of which there can be no assurance, we expect that restaurant and bar sales in our restaurants as well as gross profit for food and bar operations (including a lack of restaurant and bar sales from Store #19 which we expect will be closed for our entire fiscal year 2020) should increase as a result of the 2019 Price Increases, offset partially by higher food costs. We anticipate that our package liquor store sales will continue to increase, primarily due to our recently opened (October, 2019) package liquor store in Miami, Florida (Store #45),(excluding package liquor store sales from Store #19, which we expect will be closed for our entire fiscal year 2020 due to the Store #19 Closure), while gross profit margin for package liquor store sales will, in all likelihood, decrease.

In addition to the rebuilding of Store #19, which was closed in October 2018 due to a fire, we have a new “Flanigan’s Seafood Bar and Grill” restaurant in Sunrise, Florida in the development stage. During the fourth quarter of our fiscal year 2019, we also signed a lease for the development of a new “Flanigan’s Seafood Bar and Grill” in a shopping center in Miramar, Florida, which shopping center is in the development stage. We also continue to search for new locations to open restaurants and thereby expand our business.

We are not actively searching for locations for the operation of new package liquor stores, but when our attempt to expand “The Whale’s Rib” restaurant concept in Miami, Florida was abandoned, we decided that the space we had targeted for the “The Whales Rib” would be ideal for the operation of a package liquor store and during the fourth quarter of our fiscal year 2018, we received governmental approval to operate a package liquor store. The new package liquor store opened for business in October, 2019. During the fourth quarter of our fiscal year 2019, we also signed a lease for the development of a new “Big Daddy’s Wine & Liquors” package liquor store in the shopping center in Miramar, Florida adjacent to our new “Flanigan’s Seafood Bar and Grill”, restaurant.

Liquidity and Capital Resources

We fund our day to day operations through cash generated from operations. As of September 28, 2019, we had cash of approximately $13,672,000, an increase of $258,000 from our cash balance of $13,414,000 as of September 29, 2018. During our fiscal year 2019, (i) on March 29, 2019 we paid a cash dividend of 28 cents per share to shareholders of record as of March 15, 2019 (compared to a dividend of 25 cents per share paid on March 30, 2018 to shareholders of record on March 16, 2018); and (ii) in the second quarter of our fiscal year 2019, we purchased the vacant real property in Pompano Beach, Florida for $1,300,000 cash at closing. Subsequent to the end of our fiscal year 2019, our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, re-financed its mortgage with our unrelated third party lender, increasing the principal amount from $2.72 million to $7.21 million. We believe that our current cash availability from our cash on hand, positive cash flow from operations and borrowed funds will be sufficient to fund our operations and planned capital expenditures for at least the next twelve months.

Cash Flows

	Fiscal Years
	2019	2018
	(in thousands)
Net cash and cash equivalents
provided by operating activities	$9,627	$9,959
Net cash and cash equivalents
used in investing activities	(4,609)	(5,206)
Net cash and cash equivalents
used in financing activities	(4,760)	(1,224)
Net increase (decrease)
in cash and equivalents	258	3,529
Cash and equivalents,
beginning of year	13,414	9,885
Cash and equivalents,
end of year	$13,672	$13,414

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During our fiscal year 2019, we acquired property and equipment of $6,323,000, (of which $1,300,000 was for the purchase of vacant real property in Pompano Beach, Florida; $1,058,000 was for construction in progress; $595,000 was deposits recorded in other assets and $386,000 was deposits transferred to construction in progress as of September 29, 2018), which amount included $120,000 for renovations one (1) existing limited partnership restuarant and $559,000 for renovations to three (3) Company owned restaurants. During our fiscal year 2018, we acquired property and equipment of $5,511,000, (of which $81,000 was for the purchase of a vehicle for debt; $2,486,000 was for construction in progress; and $146,000 was deposits recorded in other assets as of September 30, 2017), during our fiscal year 2018, which amount included $446,000 for renovations to four (4) existing Company owned restaurants. We anticipate the cost of this refurbishment in our fiscal year 2020 will be approximately $750,000, excluding construction/renovations to Store #19 and Store #85, which funds will be provided from operations.

Debt

As of September 28, 2019, we had long term debt of $13,080,000, as compared to $14,576,000 as of September 29, 2018. As of September 28, 2019, we are in compliance with the covenants of all loans with our lender.

We repaid long term debt, including auto loans, financed insurance premiums and mortgages in the amount of $2,820,000 and $2,500,000 in our fiscal years 2019 and 2018, respectively.

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

(b) Financed Insurance Premiums

During our fiscal year 2019, we financed the premiums on the following three (3) property and general liability insurance policies, totaling approximately $1.65 million, which property and general liability insurance includes coverage for our franchises which are not included in our consolidated financial statements:

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

As of September 28, 2019, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $208,000.

Construction Contracts

(a) 13205 Biscayne Boulevard, North Miami, Florida (Store #20)

On June 14, 2017, we entered into an agreement with a third party unaffiliated general contractor to renovate our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) for a total contract price of $880,000. The renovations include, but are not limited to the construction of a new kitchen and the expansion of the restaurant into our former package liquor store location. During the term of the agreement, we agreed to change orders which had the effect of increasing the total contract price for the renovations to $1,177,000. During our fiscal year 2019, the unaffiliated general contractor completed its work under the agreement and the total contract was paid in full.

During our fiscal year 2018, we entered into an agreement with a third party unaffiliated general contractor to renovate and add an outdoor patio area to the front of our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20) for a total contract price of $912,000. During the term of the agreement, we agreed to change orders which had the effect of decreasing the total contract price for the renovation to $880,000. During our fiscal year 2019, the unaffiliated general contractor completed its work under the agreement and the total contract was paid in full.

(b) 2505 N. University Drive, Hollywood, Florida (Store #19)

During our fiscal year 2018 and prior to its being closed in the first quarter of our fiscal year 2019 due to fire damage, we entered into two agreements with a third party unaffiliated general contractor for design and development services for a total contract price of $127,000 (the “$127,000 Contract”) and $174,000 (the “$174,000 Contract”). The $127,000 Contract provided for design and development services for the construction of a new building (the “New Building”) on a parcel of real property which we own and which is adjacent to the real property where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operated until it was closed in October 2018 due to fire damage. The $174,000 Contract provided for design and development services for the renovation of the existing building which housed the combination package liquor store and restaurant until it was closed in October 2018 due to fire damage. If we complete the construction of the New Building and as a result of the fire, the rebuild of the existing building, (the “Rebuilt Building”), we plan to re-locate our package liquor store located at the property to the New Building and to operate the restaurant located at the property in the Rebuilt Building. During the term of the $127,000 Contract, we agreed to a change orders which had the effect of increasing the total contract price of the same to $138,000, and during the second quarter of our fiscal year 2019, we paid the balance of the total contract price of the $127,000 Contract, in the amount of $25,000. Subsequent to the end of our fiscal year 2019, we agreed upon changes to the $127,000 Contract for additional design and development services for the construction of the New Building which had the effect of increasing the total contract price of the same by $10,000 to $148,000, of which $6,000 has been paid. During the term of the $174,000 Contract, we also agreed to change orders which had the effect of increasing the total contract price of the same to $187,000, and during the second quarter of our fiscal year 2019, we paid $46,000 as the final payment of the contract price of the $174,000 Contract, (of which a total of $157,000 was paid), which we cancelled during the first quarter of our fiscal year 2019 due to the building being damaged by fire.

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated architect for design and development services totaling $77,000 for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) which has been closed since October 2018 due to fire damage. Additionally, during the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work totaling $1,618,000, (i) to connect the real property where this restaurant operated (Store #19) to city sewer and (ii) to construct a new building on the adjacent parcel of real property for the operation of a package liquor store. As of September 28, 2019, we paid $-0- on account of the contract.

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

d. 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85)

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated design group for design and development services of our anticipated new restaurant location at 14301 W. Sunrise Boulevard, Sunrise, Florida 33323 (Store #85) for a total contract price of $122,000, of which we paid $77,000 through September 28, 2019.

Purchase Commitments/Supply

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants, on November 5, 2019, we entered into a purchase agreement with our current rib supplier, whereby we agreed to purchase approximately $5,314,000 of baby back ribs during calendar year 2020 from this vendor at a fixed cost.

While we anticipate purchasing all of our rib supply from this vendor, we believe there are several other alternative vendors available, if needed.

Purchase of Limited Partnership Interests

During our fiscal year 2019, we purchased from one limited partner (who is not an officer, director or family member of officers or directors) a limited partnership interest of 0.63% in a limited partnership which owns a restaurant, for a purchase price of $4,800. During our fiscal year 2018, we purchased from one limited partner (who is not an officer, director or family member of officers or directors) a limited partnership interest of 0.21% in a limited partnership which owns a restaurant, for a purchase price of $1,600.

Working Capital

The table below summarizes our current assets, current liabilities and working capital as of the end of our fiscal years 2019 and 2018:

	Sept. 28	Sept. 29
(in thousands)	2019	2018

Current assets	$19,593	$19,025

Current liabilities	13,129	13,310

Working capital	6,464	5,715

Our working capital as of our fiscal year ended September 28, 2019 increased $749,000 or $13.11% to $6,464,000 from $5,715,000 as of September 29, 2018 notwithstanding our use of $1,300,000 to close on our purchase of the vacant parcel of property located at 2119 S.E. 9th Street, Pompano Beach, Florida during the second quarter of our fiscal year 2019. During our fiscal year 2018, we used working capital of approximately $2,157,000 towards the renovation of our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida. We also used $550,000 to fund the purchase price of our acquisition of the real property and improvements contiguous to the real property we own where our franchised restaurant located at 1479 E. Commercial Boulevard, Fort Lauderdale, Florida (Store #15) operates.

During our fiscal year 2020, we plan to use certain borrowed funds and insurance proceeds to construct a new building on a parcel of real property which we own which is adjacent to the real property where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) operated into which we plan to re-locate our package liquor store and to re-build the restaurant. There can be no assurances as to the timing for us to construct the new building and re-build the restaurant.

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that our cash on hand, positive cash flow from operations and funds available from our term loan will adequately fund operations, debt reductions and planned capital expenditures throughout our fiscal year 2020.

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

Issued

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset for virtually all leases, other than leases with a term of 12 months or less. The update also requires additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of our fiscal year 2020. Early adoption is permitted for financial statements that have not been previously issued. ASU 2016-02 will be applied on a modified retrospective basis to each prior reporting period presented with various optional practical expedients. The discounted minimum remaining rental payments is the starting point for determining the right-of-use asset and lease liability. The adoption of the new guidance will have a material impact on our consolidated financial statements as we will be recording material right-of-use assets and lease liabilities of $27,822,000 each at the adoption date related to certain of our current equipment, office and operating leases. The adoption of this standard is expected to have no impact on our cash flows.

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

Consolidation of Limited Partnerships

As of September 28, 2019, we operate eight (8) restaurants as general partner of the limited partnerships that own the operations of these restaurants. We expect that any expansion which takes place in opening new restaurants will also result in us operating the restaurants as general partner. In addition to the general partnership interest we also purchased limited partnership units ranging from 5% to 49% of the total units outstanding. As a result of these controlling interests, we consolidate the operations of these limited partnerships with ours despite the fact that we do not own in excess of 50% of the equity interests. All intercompany transactions are eliminated in consolidation. The non-controlling interests in the earnings of these limited partnerships are removed from net income and are not included in the calculation of earnings per share.

Income Taxes

FASB ASC Topic 740 – Income Taxes, requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss and tip credit carryforwards to the extent that realization of said benefits is more likely than not. For discussion regarding our carryforwards refer to Note 9 to the consolidated financial statements for our fiscal year 2019.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As part of our ongoing operations, we are exposed to interest rate fluctuations on our borrowings. As more fully described in Note 12 “Fair Value Measurements of Financial Instruments” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for our fiscal year ended September 28, 2019, we use interest rate swap agreements to manage these risks. These instruments are not used for speculative purposes but are used to modify variable rate obligations into fixed rate obligations.

At September 28, 2019, we had three variable rate debt instruments outstanding that are impacted by changes in interest rates. The interest rate of all three variable rate debt instruments is equal to the lender’s LIBOR Rate plus two and one-quarter percent (2.25%) per annum. The debt instruments further provide that the “LIBOR Rate” is a rate of interest equal to the British Bankers Association LIBOR Rate or successor thereto approved by the lender if the British Bankers Association is no longer making a LIBOR rate available. In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”). In January, 2013, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”). In December, 2016, we closed on a secured revolving line of credit which entitled us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”), which on December 28, 2017 converted to the term loan (the “Term Loan”).

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following three (3) interest rate swap agreements:

(i)        The first interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 million Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at September 28, 2019, the interest rate swap agreement is an effective hedging agreement and the fair value was not material;

(ii)        The second interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at September 28, 2019, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(iii) The third interest rate swap agreement entered into in December, 2016 relates to the Credit Line (the “Line of Credit Swap”). The Line of Credit Swap requires us to pay interest for a five (5) year period, commencing December 28, 2017 at a fixed rate of 4.65% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at September 28, 2019, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

At September 28, 2019, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on evaluations as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Management’s Assessment on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's internal control over financial reporting. This evaluation was based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 ("COSO"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 28, 2019, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

During the second quarter of our fiscal year 2019, based upon information contained in an email we received which we later became aware was fraudulent, we erroneously sent amounts via wire transfer to an incorrect recipient. We were able to retrieve the funds, however, and did not incur any financial loss. This occurred because of a lack of controls which allowed for the incorrect wire transfer information to be processed and a wire transfer to be sent to an incorrect recipient. We analyzed our internal procedures regarding wire transfers and adopted new procedures designed to mitigate our exposure to material weaknesses resulting from fraudulent wire transfer transactions, including, confirming all wire transfer recipient addresses via telephone and other means, requiring written and verbal approval of any changes to existing wire transfer information and intermittent prophylactic testing of wire transfers. As of September 28, 2019, we remediated our exposure to material weaknesses resulting from fraudulent wire transfer transactions, but otherwise did not make any change to our internal control over financial reporting that has materially affected, or is likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2019 fiscal year. The information under the heading “Executive Officers” in Part I of this Form 10-K is also incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2019 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2019 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2019 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2019 fiscal year.

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

(a)(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2	Plan of Reorganization, Amended Disclosure Statement, Amended Plan of Reorganization, Modification of Amended Plan of Reorganization, Second Modification of Amended Plan of Reorganization, Order Confirming Plan of Reorganization	SB-2	5/5/1987	2

3	Restated Articles of Incorporation, adopted January 9, 1984	10-K	12/29/1982	3

10(a)(1)	Employment Agreement with Joseph G. Flanigan*	DEF14A	1/27/1988	10(a)(1)

10(a)(2)	Form of Employment Agreement between Joseph G. Flanigan and the Company (as ratified and amended by the stockholders at the 1988 annual meeting is incorporated herein by reference).*	10-K		10(a)(1)

10(c)	Consent Agreement regarding the Company's Trademark Litigation	8-K	4/10/1985	10( c)

10(d)	King of Prussia(#850)Partnership Agreement*	8-K	4/10/1985	10(d)

10(o)	Management Agreement for Atlanta, Georgia, (#600)*	10-K	10/3/1992	10(o)

10(p)	Settlement Agreement with Former Vice Chairman of the Board of Directors (re #5)	10-K	10/3/1992	10(p)

10(q)	Hardware Purchase Agreement and Software License Agreement for restaurant point of sale system.	10-KSB	10/2/1993	10(q)

10(a)(3)	Key Employee Incentive Stock Option Plan	DEF14A	1/26/1994	10(a)(3)

10( r)	Limited Partnership Agreement of CIC Investors #13, Ltd,. between Flanigan's Enterprises, Inc., as General Partner and fifty percent owner of the limited partnership, and Hotel Properties, LTD. *	10-KSB	9/30/1995	10(r)

10(s)	Form of Franchise Agreement between Flanigan's Enterprises, Inc. and Franchisees.*	10-KSB	9/30/1995	10(s)

10(t)	Licensing Agreement between Flanigan's Enterprises, Inc. and James B. Flanigan, dated November 4, 1996, for non-exclusive use of the service mark "Flanigan's" in the Commonwealth of Pennsylvania. *	10-KSB	9/28/1996	10(t)

10(u)	Limited Partnership Agreement of CIC Investors #15 Ltd., dated March 28, 1997, between B.D. 15 Corp. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as a limited partner owning twenty five percent of the limited partnership. *

		10-KSB	9/27/1997	10(u)
10(v)	Limited Partnership Agreement of CIC Investors #60 Ltd., dated July 8, 1997, between Flanigan's Enterprises, Inc., as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning forty percent of the limited partnership. *	10-KSB	9/27/1997	10(v)

10(w)	Stipulated Agreed Order of Dismissal upon Mediation with former franchisee.	10-KSB	9/27/1997	10(w)

10(x)	Limited Partnership Agreement of CIC Investors #70, Ltd. dated February 1999 between Flanigan's Enterprises, Inc. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning forty percent of the limited partnership. *	10-KSB	10/02/1999	10(x)

10(y)	Limited Partnership Agreement of CIC Investors #80, Ltd., dated May 2001, between Flanigan's Enterprises, Inc. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc., as limited partner owning twenty five percent of the limited partnership. *	10-KSB	9/29/2001	10(y)

10(z)	Limited Partnership Agreement of CIC Investors #95, Ltd., dated July 2001, between Flanigan's Enterprises, Inc., as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning twenty eight percent of the limited partnership. *	10-KSB	9/29/2001	10(z)

10(bb)	Limited Partnership Agreement of CIC Investors #65, Ltd., dated June 24, 2004, between Flanigan’s Enterprises, Inc., as General Partner, and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning twenty six percent of the limited partnership. *	10-K	10/2/2004	10(bb)

10(cc)	Amended and Restated Limited Partnership Certificate and Agreement of CIC Investors #13, Ltd., dated March 1, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning thirty nine percent of the limited partnership. *	10-K	9/30/2006	10(cc)

10(dd)	Limited Partnership Agreement of CIC Investors #50, Ltd., dated October 17, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning sixteen percent of the limited partnership. *	10-K	9/29/2007	10(dd)

10(ee)	Limited Partnership Agreement of CIC Investors #55, Ltd., dated December 12, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning forty eight percent of the limited partnership. *	10-K	9/29/2007	10(ee)
10(ff)

Limited Partnership Agreement of CIC Investors #90, Ltd., dated January 18, 2012, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning five percent of the limited partnership. *

		10-K	9/29/2012	10(ff)
13	Registrant's Form 10-K constitutes the Annual Report to Shareholders for the fiscal year ended September 28, 2019.				X

21(a)	Company's subsidiaries are set forth in this Annual Report on Form 10-K.				X

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended of Chief Executive Officer.	X

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended of Chief Financial Officer.	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	X

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	X

*	Compensatory plan or arrangement.

List of XBRL documents as exhibits 101

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLANIGAN'S ENTERPRISES, INC.

By:	/s/ JAMES G. FLANIGAN II
JAMES G. FLANIGAN II
Chief Executive Officer
Date: 12/20/2019

By:	/s/ JEFFREY D. KASTNER
JEFFREY D. KASTNER
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)
Date: 12/20/2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

/s/ JAMES G. FLANIGAN II	Chairman of the Board,	Date: 12/20/2019
James G. Flanigan II	Chief Executive Officer,
and Director

/s/ JEFFREY D. KASTNER	Chief Financial Officer,	Date: 12/20/2019
Jeffrey D. Kastner	Secretary and Director

/s/ AUGUST BUCCI	Chief Operating Officer	Date: 12/20/2019
August Bucci	and Director

/s/ MICHAEL B. FLANIGAN	Director	Date: 12/20/2019
Michael B. Flanigan

/s/ PATRICK J. FLANIGAN	Director	Date: 12/20/2019
Patrick J. Flanigan

/s/ CHRISTOPHER O’NEIL	Vice President of Package	Date: 12/20/2019
Christopher O’Neil	Operations and Director

/s/ MARY ELIZABETH BENNETT	Director	Date: 12/20/2019
Mary Elizabeth Bennett

/s/ CHRISTOPHER J. NELMS	Director	Date: 12/20/2019
Christopher J. Nelms

/s/ JOHN P. FOSTER	Director	Date: 12/20/2019
John P. Foster

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2019 AND SEPTEMBER 29, 2018

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Income	F-3

Statements of Stockholders’ Equity	F-4

Statements of Cash Flows	F-5 – F-6

Notes to Financial Statements	F-7 - F-35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Flanigan’s Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flanigan’s Enterprises, Inc. and Subsidiaries (the “Company”) as of September 28, 2019 and September 29, 2018, the related consolidated statements of income, stockholders’ equity and cash flows for each of the 2 years in the period ended September 28, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2019 and September 29, 2018, and the results of its operations and its cash flows for each of the 2 years in the period ended September 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit[s]. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Fort Lauderdale, Florida

December 20, 2019

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 28, 2019 AND SEPTEMBER 29, 2018

(rounded to the nearest thousandth, except share amounts)

ASSETS	2019	2018
Current Assets:
Cash and cash equivalents	$13,672,000	$13,414,000
Prepaid income taxes	55,000	257,000
Other receivables	870,000	474,000
Inventories	3,292,000	3,223,000
Prepaid expenses	1,704,000	1,657,000
Total current assets	19,593,000	19,025,000

Property and Equipment, Net	46,187,000	42,350,000
Construction in progress	1,292,000	3,013,000
	47,479,000	45,363,000

Investment in Limited Partnership	231,000	251,000

Other Assets:
Liquor licenses	630,000	630,000
Deferred tax assets	249,000	612,000
Leasehold interests, net	296,000	417,000
Other	277,000	967,000
Total other assets	1,452,000	2,626,000
Total assets	$68,755,000	$67,265,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$8,532,000	$9,219,000
Due to franchisees	2,553,000	2,054,000
Current portion of long-term debt	1,983,000	1,963,000
Deferred rent	61,000	74,000
Total current liabilities	13,129,000	13,310,000

Long-Term Debt, Net of Current Portion	11,097,000	12,613,000

Commitments and Contingencies

Equity:
Flanigan's Enterprises, Inc. stockholders' equity
Common stock, $.10 par value; 5,000,000 shares authorized; 4,197,642 shares
issued; 1,858,647 outstanding for years ended 2019 and 2018	420,000	420,000
Capital in excess of par value	6,240,000	6,240,000
Retained earnings	37,738,000	34,610,000
Treasury stock, at cost, 2,338,995 shares for the years
ended 2019 and 2018	(6,077,000)	(6,077,000)
Total Flanigan's Enterprises, Inc. stockholders' equity	38,321,000	35,193,000
Noncontrolling interests	6,208,000	6,149,000
Total equity	44,529,000	41,342,000
Total liabilities and equity	$68,755,000	$67,265,000

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended September 28, 2019 and September 29, 2018

(rounded to the nearest thousandth, except share and per share amounts)

	2019	2018
Revenues:
Restaurant food sales	$71,814,000	$70,545,000
Restaurant bar sales	22,476,000	21,760,000
Package store sales	19,327,000	18,559,000
Franchise-related revenues	1,610,000	1,652,000
Owner's fee	—	138,000
Other operating income	213,000	217,000
Rental income	762,000	626,000
	116,202,000	113,497,000
Costs and Expenses:
Cost of merchandise sold:
Restaurants and lounges	33,078,000	32,133,000
Package goods	14,058,000	13,379,000
Payroll and related costs	35,873,000	34,868,000
Occupancy costs	6,054,000	5,726,000
Selling, general and administrative expenses	20,823,000	19,947,000
	109,886,000	106,053,000

Income from Operations	6,316,000	7,444,000

Other Income (Expense):
Interest expense	(708,000)	(753,000)
Interest and other income	54,000	70,000
Insurance recovery, net of casualty loss	602,000	—
	(52,000)	(683,000)

Income Before Provision for Income Taxes	6,264,000	6,761,000

Provision for Income Taxes	(887,000)	(1,371,000)

Net Income	5,377,000	5,390,000

Less: Net Income Attributable to Noncontrolling Interests	(1,729,000)	(1,713,000)

Net Income Attributable to Flanigan's Enterprises, Inc. Stockholders	$3,648,000	$3,677,000

Net Income Per Common Share:
Basic and Diluted	$1.96	$1.98

Weighted Average Shares and Equivalent Shares Outstanding:
Basic and Diluted	1,858,647	1,858,647

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 28, 2019 AND SEPTEMBER 29, 2018

(rounded to nearest thousandth, except  share amounts)

	Common Stock		Capital in		Treasury Stock
			Excess of	Retained			Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, September 30, 2017	4,197,642	$420,000	$6,240,000	$31,398,000	2,338,995	$(6,077,000)	$6,195,000	$38,176,000

Year Ended September 29, 2018:
Net income	—	—	—	3,677,000	—	—	1,713,000	5,390,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,757,000)	(1,757,000)
Dividends paid	—	—	—	(465,000)	—	—	—	(465,000)
Purchase of noncontrolling interests	—	—	—	—	—	—	(2,000)	(2,000)
Balance, September 29, 2018	4,197,642	420,000	6,240,000	34,610,000	2,338,995	(6,077,000)	6,149,000	41,342,000

Year Ended September 28, 2019:
Net income	—	—	—	3,648,000	—	—	1,729,000	5,377,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,665,000)	(1,665,000)
Dividends paid	—	—	—	(520,000)	—	—	—	(520,000)
Purchase of noncontrolling interests	—	—	—	—	—	—	(5,000)	(5,000)
Balance, September 28, 2019	4,197,642	$420,000	$6,240,000	$37,738,000	2,338,995	$(6,077,000)	$6,208,000	$44,529,000

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 28, 2019 AND SEPTEMBER 29, 2018

(rounded to nearest thousandth)

	2019	2018
Cash Flows from Operating Activities:
Net income	$5,377,000	$5,390,000
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,919,000	2,682,000
Amortization of leasehold interests	121,000	121,000
Gain/loss on sale/abandonment of property and equipment	87,000	80,000
Insurance recovery, net of casualty loss	118,000
Amortization of deferred loan costs	33,000	40,000
Deferred income taxes	363,000	686,000
Deferred rent	(13,000)	(14,000)
Income from unconsolidated limited partnership	(20,000)	(49,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid income taxes	202,000	(190,000)
Other receivables	(264,000)	22,000
Inventories	(222,000)	(381,000)
Prepaid expenses	1,271,000	1,012,000
Other assets	120,000	25,000
Increase (decrease) in:
Accounts payable and accrued expenses	(964,000)	262,000
Due to franchisees	499,000	273,000
Net cash and cash equivalents provided by operating activities	9,627,000	9,959,000

Cash Flows from Investing Activities:
Purchase of property and equipment	(4,284,000)	(2,798,000)
Purchase of construction in progress	(1,058,000)	(1,857,000)
Deposit on purchase of fixed assets	(411,000)	(677,000)
Proceeds from sale of fixed assets	36,000	91,000
Insurance recovery	1,068,000	—
Distributions from unconsolidated limited partnership	40,000	35,000
Net cash and cash equivalents used in investing activities	(4,609,000)	(5,206,000)

Cash Flows from Financing Activities:
Payments of long-term debt	(2,820,000)	(2,500,000)
Proceeds from long-term debt	250,000	3,500,000
Dividends paid	(520,000)	(465,000)
Distributions to noncontrolling interests	(1,665,000)	(1,757,000)
Purchase of noncontrolling interests	(5,000)	(2,000)
Net cash and cash equivalents used in financing activities	(4,760,000)	(1,224,000)

Net Increase in Cash and Cash Equivalents	258,000	3,529,000

Cash and Cash Equivalents, Beginning	13,414,000	9,885,000

Cash and Cash Equivalents, Ending	$13,672,000	$13,414,000

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

 (rounded to nearest thousandth)

	2019	2018
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$708,000	$753,000
Income taxes	$322,000	$875,000

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,041,000	$1,057,000
Purchase deposits transferred to property and equipment	$595,000	$146,000
Purchase deposits transferred to construction in progress	$386,000	$—
Construction in progress transferred to property and equipment	$3,165,000	$—
Insurance recovery receivable	$132,000	$—
Purchase of vehicles in exchange for debt	$—	$81,000
Construction in progress included in accruals	$—	$629,000

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 28, 2019 AND SEPTEMBER 29, 2018

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Capitalization

The Company was incorporated in 1959 and operates in South Florida as a chain of full-service restaurants and package liquor stores. Restaurant food and beverage sales make up the majority of our total revenue. As of September 28, 2019, we (i) operated 26 units, (excluding the adult entertainment club that we owned but did not operate and was permanently closed on September 20, 2018 due to local legislation which prohibited the operation of the club as it was then operated), consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and (ii) franchise an additional five units, consisting of two restaurants, (one of which we operate) and three combination restaurants/package liquor stores. With the exception of one restaurant we operate under the name “The Whale’s Rib”, and in which we do not have an ownership interest, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

The Company’s Articles of Incorporation, as amended, authorize us to issue and have outstanding at any one time 5,000,000 shares of common stock at a par value of $0.10 per share.

We operate under a 52-53 week year ending the Saturday closest to September 30. Our fiscal years 2019 and 2018 are each comprised of a 52-week period.

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Liquor Licenses

In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 350, “Intangibles - Goodwill and Other”, our liquor licenses are indefinite lived assets, which are not being amortized, but are tested annually for impairment (see Note 10).

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

Our estimated useful lives range from three to five years for vehicles, and three to seven years for furniture and equipment. Leasehold improvements are currently being amortized over the shorter of the life of the lease or the life of the asset up to a maximum of 20 years. Buildings which we own are being depreciated over forty years and our building improvements are being depreciated over twenty years.

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

Major Suppliers

Throughout our fiscal years 2019 and 2018, we purchased substantially all of our food products from one major supplier pursuant to a master distribution agreement which entitled us to receive certain purchase discounts, rebates and advertising allowances that are recorded as a reduction of cost of merchandise sold in periods in which they are earned. We believe that several other alternative vendors are available, if necessary.

Throughout our fiscal years 2019 and 2018, we purchased the majority of our alcoholic beverages from three local distributors. Each distributor has exclusive rights from the manufacturers to sell specific brands in given areas, so unless the exclusive distribution rights are transferred to another vendor, there are no alternate distributors available.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

We record revenues from normal recurring sales upon the sale of food and beverages and the sale of package liquor products. We report our sales net of sales tax. Continuing royalties, which are a percentage of net sales of franchised stores, are accrued as income when earned.

See “Note 16 - Segment Information” for revenues disaggregated by type as required by ASC Topic 606.

Due to the nature of our revenue from contracts with customers, the Company does not have material contract assets or liabilities that fall under the Scope of ASC Topic 606. Our revenues accounted for under ASC Topic 606, generally, do not require significant estimates or judgments based on the nature of the Company’s revenue streams. The sales prices are generally fixed at the point of sale and all consideration from contracts is included in the transaction price. The Company’s contracts do not include multiple performance obligations or material variable consideration.

Pre-opening Costs

As new restaurants and package liquor stores open, our income from operations will be adversely affected due to our obligation to fund. Pre-opening costs are those typically associated with the opening of a new restaurant or package liquor store and generally include payroll costs associated with the new restaurant or package liquor store opening, rent and promotional costs. We expense pre-opening costs as incurred. During our fiscal years 2019 and 2018, we reported none.

Advertising Costs

Our advertising costs are expensed as incurred. Advertising costs incurred during our fiscal years ended September 28, 2019 and September 29, 2018 were approximately $97,000 and $433,000 respectively.

General Liability Insurance

We have general liability insurance which incorporates a semi-self-insured plan under which we assume the full risk of the first $50,000 of exposure per occurrence, while the limited partnerships assume the full risk of the first $10,000 of exposure per occurrence. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our self-insured deductible, up to a maximum aggregate of $2,000,000 per year. During our fiscal years ended September 28, 2019 and September 29, 2018, we were able to purchase excess liability insurance, whereby our excess insurance carrier is responsible for $6,000,000 coverage above our primary general liability insurance coverage. With the exception of one (1) limited partnership which has higher general liability insurance coverage to comply with the terms of its lease for the business premises, we are un-insured against liability claims in excess of $7,000,000 per occurrence and in the aggregate.

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

Derivative Instruments

We account for derivative instruments in accordance with FASB ASC Topic 815-10-05-4, “Accounting for Derivative Instruments and Hedging Activities” as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. In accordance with FASB ASC Topic 815-10-05-4, derivative instruments are recognized as assets or liabilities in the Company’s consolidated balance sheets and are measured at fair value. We recognize all changes in fair value through earnings unless the derivative is determined to be an effective hedge. We currently have three derivatives which we have designated as effective hedges (See Note 14).

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

We follow the provisions regarding Accounting for Uncertainty in Income Taxes, which require the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We applied these changes to tax positions for our fiscal years ending September 28, 2019 and September 29, 2018. We had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing and the current and prior three years remain subject to examination as of September 28, 2019. We do not expect that unrecognized tax benefits will increase within the next twelve months. We recognize accrued interest and penalties related to uncertain tax positions as income tax expense.

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

Recently Adopted and Recently Issued Accounting Pronouncements

Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard was effective for interim and annual periods in fiscal years beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The adoption of this new guidance did not impact our recognition of sales, rental revenues or royalties from franchisees, nor did it have a material impact on our consolidated financial statements.

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted and Recently Issued Accounting Pronouncements (Continued)

Issued

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset for virtually all leases, other than leases with a term of 12 months or less. The update also requires additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of our fiscal year 2020. Early adoption is permitted for financial statements that have not been previously issued and we intend to adopt these provisions in the first quarter of our fiscal year 2020. ASU 2016-02 will be applied on a modified retrospective basis to each prior reporting period presented with various optional practical expedients. The discounted minimum remaining rental payments is the starting point for determining the right-of-use asset and lease liability. The adoption of the new guidance will have a material impact on our consolidated financial statements as we will be recording material right-of-use assets and lease liabilities of $27,822,000 each, at the adoption date related to certain of our current equipment, office and operating leases. The adoption of this standard will have no impact on our cash flows.

NOTE 2.  PROPERTY AND EQUIPMENT

	2019	2018

Furniture and equipment	$11,767,000	$11,784,000
Leasehold improvements	23,841,000	22,754,000
Land and land improvements	21,222,000	19,662,000
Building and improvements	19,121,000	17,316,000
Vehicles	1,547,000	1,424,000
	77,498,000	72,940,000
Less accumulated depreciation and amortization	31,311,000	30,590,000
	46,187,000	42,350,000
Construction in progress	1,292,000	3,013,000
	$47,479,000	$45,363,000

Depreciation and amortization expense for the fiscal years ended September 28, 2019 and September 29, 2018 was approximately $2,919,000 and $2,682,000, respectively.

NOTE 3. LEASEHOLD INTERESTS

	2019	2018

Leasehold interests, at cost	$3,024,000	$3,024,000
Less accumulated amortization	2,728,000	2,607,000
	$296,000	$417,000

Future leasehold amortization as of September 28, 2019 is as follows:

2020	$96,000
2021	82,000
2022	33,000
2023	22,000
2024	22,000
Thereafter	41,000
Total	$296,000

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

As of September 28, 2019, all eight (8) limited partnerships where we are the general partner and are eligible to receive a management fee, have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our “Flanigan’s Seafood Bar and Grill” service mark, which use is authorized only while we act as general partner. This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears.

Surfside, Florida

We are the sole general partner and a 46% limited partner in this limited partnership which has owned and operated a restaurant in Surfside, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since March 6, 1998. 33.3% of the remaining limited partnership interest

NOTE 4. INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

Surfside, Florida (continued)

is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. This entity is consolidated in the accompanying financial statements.

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

Pinecrest, Florida

We are the sole general partner and 45% limited partner in this limited partnership which has owned and operated a restaurant in Pinecrest, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since August 14, 2006. 20.2% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (1/2) of the cash available for distribution

NOTE 4. INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

Pinecrest, Florida (continued)

by this limited partnership. This entity is consolidated in the accompanying financial statements.

Pembroke Pines, Florida

We are the sole general partner and a 24% limited partner in this limited partnership which has owned and operated a restaurant in Pembroke Pines, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 29, 2007. 23.8% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (1/2) of the cash available for distribution by this limited partnership. This entity is consolidated in the accompanying financial statements.

Davie, Florida

We are the sole general partner and a 49% limited partner in this limited partnership which has owned and operated a restaurant in Davie, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since July 28, 2008. 12.3% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2019, this limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (1/2) of the cash available for distribution by this limited partnership. This entity is consolidated in the accompanying financial statements.

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

Fort Lauderdale, Florida

A corporation, owned by a member of our Board of Directors, acts as sole general partner of a limited partnership which has owned and operated a restaurant in Fort Lauderdale, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since April 1, 1997. We have a 25% limited partnership interest in this limited partnership. 31.9% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. We have a franchise arrangement with this limited partnership. For accounting

NOTE 4.  INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

Fort Lauderdale, Florida (continued)

purposes, we do not consolidate the operations of this limited partnership into our operations. This entity is reported using the equity method in the accompanying consolidated financial statements. The following is a summary of condensed unaudited financial information pertaining to our limited partnership investment in Fort Lauderdale, Florida:

Financial Position:	2019	2018
Current assets	$295,000	$374,000
Non-current assets	639,000	651,000
Current liabilities	187,000	198,000
Operating Results:
Revenues	3,924,000	3,915,000
Gross profit	2,568,000	2,589,000
Net income	82,000	197,000

NOTE 5.  INVESTMENT IN REAL PROPERTY; OPTION TO LEASE AGREEMENT:

Pompano Beach, Florida

During the second quarter of our fiscal year 2019, we purchased from an unrelated third party the vacant real property (the “Property”), located at 2119 S.E. 9th Street, Pompano Beach, Florida for $1,300,000 cash at closing. The Property is adjacent to property owned by a third party unaffiliated with us and leased to another third party unaffiliated with us for use as a restaurant (the “Adjacent Property”). As a condition to closing on the Property, we executed an Option to Lease Agreement for the Adjacent Property, to lease the Adjacent Property for a 50 year term commencing November 30, 2022. We plan to renovate the building on the Adjacent Property for operation as a “Flanigan’s Seafood Bar and Grill” restaurant and use the Property as parking. To fund the cash at closing, we used cash on hand. We plan to raise funds to renovate this new restaurant location using our limited partnership ownership model.

NOTE 6.  EXECUTION OF LEASES FOR NEW LOCATIONS:

Sunrise, Florida (“Flanigan’s Seafood Bar and Grill”)

During the second quarter of our fiscal year 2019, we entered into a Lease Agreement (the “Sunrise Lease Agreement”) with a non-affiliated third party to rent approximately 6,900 square feet of commercial space in Sunrise, Florida where, subject to certain conditions, we anticipate opening a new restaurant location. During the third quarter of our fiscal year 2019, we assigned the Sunrise Lease Agreement to a newly formed limited partnership in which we currently are (i) the sole general partner; and (ii) our wholly owned subsidiary is the sole limited partner. While there can be no assurances that we will be successful in doing so, we intend to sell limited partnership interests to third parties as well as affiliates of the Company in order to raise net proceeds, in an amount to be determined, which proceeds will be used to renovate this potential restaurant location. We anticipate that the new restaurant location’s ownership and operating structure will be substantially similar to that of our other restaurants owned by limited partnerships. Any amounts we advance to the limited partnership will be applied as a credit to limited partnership equity in the limited partnership we may acquire (which equity shall be purchased at the same price and upon the same terms as other equity investors). If we do not acquire equity in the limited partnership for at least $250,000, any excess amounts advanced by us will be reimbursed to us by the limited partnership without interest. Through September 28, 2019, we have advanced $337,000 to the limited partnership.

Miramar, Florida (“Flanigan’s Seafood Bar and Grill”)

During fourth quarter of our fiscal year 2019, we entered into a Lease Agreement for a non-affiliated restaurant location in a shopping center in Miramar, Florida. The shopping center is currently in the developmental stage and the Lease Agreement is contingent upon our approval of the final site plan. We plan to assign the Lease Agreement to a limited partnership in which (i) we will be the sole general partner; and (ii) a wholly owned subsidiary will be the limited partner. While there can be no assurances that we will be successful in doing so, we intend to sell limited partnership interests to third parties as well as affiliates of the Company in order to raise net proceeds, in an amount to be determined, which proceeds will be used to renovate this potential restaurant location. We anticipate that the new restaurant location’s ownership and operating structure will be substantially similar to that of our other restaurants owned by limited partnerships. Any amounts we advance to the limited partnership will be applied as a credit to limited partnership equity in the limited partnership we may acquire (which equity shall be purchased at the same price and upon the same terms as other equity investors). If we do not acquire equity in the limited partnership for at least $250,000, any excess amounts advanced by us will be reimbursed to us by the limited partnership without interest. Through September 28, 2019, we have no advances to the limited partnership.

Miramar, Florida (“Big Daddy’s Liquors”)

During the fourth quarter of our fiscal year 2019, we entered into a Lease Agreement for a non-affiliated package liquor store location in a shopping center in Miramar, Florida, directly adjacent to the new non-affiliated restaurant location. The shopping center is currently in the developmental stage and the Lease Agreement is contingent upon our approval of the final site plan. The new package liquor store location will be Company owned.

NOTE 7. MORTGAGE / FINANCED INSURANCE PREMIUMS:

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

(b) Financed Insurance Premiums

During our fiscal year 2019, we financed the premiums on the following three (3) property and general liability insurance policies, totaling approximately $1.65 million, which property and general liability insurance includes coverage for our franchises which are not included in our consolidated financial statements:

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

As of September 28, 2019, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $208,000.

NOTE 8. CASUALTY LOSS:

During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) was damaged by a fire and was forced to close. Due to the damage caused by the fire, we determined that Store #19 should be demolished and rebuilt and as a result, the package liquor store and restaurant were closed for at least our fiscal year 2019. We have insurance coverage of $1,975,000, in the aggregate, which our insurance carrier agreed to pay. We sustained a loss of $1,373,000 on our building and business personal property, against which we received insurance proceeds of $1,200,000 resulting in a loss of $173,000. We had a gain of $775,000 on our business interruption coverage, which when netted against our loss of $173,000 on our building and business personal property produced a gain of $602,000. During the first quarter of our fiscal year 2019, we received an advance of $600,000 against our insurance recovery and during the second quarter of our fiscal year 2019, we received the balance of our insurance recovery, less only $132,000 as depreciation against our business personal property until such time as it is replaced.

NOTE 9. FLANIGAN’S FISH COMPANY, LLC:

During the fourth quarter of our fiscal year 2018, we (as a 51% member control person) and a third party unaffiliated with us, experienced in the business of importing fresh fish into the United States (as a 49% member), formed Flanigan’s Fish Company, LLC, a Florida limited liability company (“FFC”). The current purpose of FFC is to acquire and sell only to our restaurants imported fresh fish at competitive prices to what we are currently paying outside fresh fish purveyors. Commencing with the third quarter of our fiscal year 2019, FCC began to supply fish and as of September 28, 2019, FFC supplies certain of the fish to thirteen (13) of our restaurants. Since we hold the controlling interest of FFC, the balance sheet and operating results of this entity are consolidated into the accompanying financial statements of the Company. All intercompany transactions are eliminated on consolidation. Sales and purchases of fish are recognized in restaurant food sales and restaurant and lounges (cost of merchandise sold), respectively, in the consolidated statements of income at the time of sale to the restaurant. In addition, the 49% of FFC owned by the unrelated third party is recognized as noncontrolling interest in our consolidated financial statements.

NOTE 10. LIQUOR LICENSES

Liquor licenses, which are indefinite lived assets, are tested for impairment in September of each of our fiscal years. The fair value of liquor licenses at September 28, 2019, exceeded the carrying amount; therefore, we recognized no impairment loss. The fair value of the liquor licenses was evaluated by comparing the carrying value to recent sales for similar liquor licenses in the County issued. At September 28, 2019 and September 29, 2018, the total carrying amount of our liquor licenses was $630,000. We acquired no liquor licenses in our fiscal year 2019.

NOTE 11. INCOME TAXES

The components of our provision for income taxes for our fiscal years 2019 and 2018 are as follows:

	2019	2018
Current:
Federal	$261,000	$428,000
State	263,000	257,000
Deferred:	524,000	685,000
Federal	301,000	582,000
State	62,000	104,000
	363,000	686,000
	$887,000	$1,371,000

A reconciliation of income tax computed at the statutory federal rate to income tax expense is as follows:

	2019	2018

Tax provision at the statutory rate.	$1,315,000	$1,588,000
Non-controlling interests	(363,000)	(402,000)
State income taxes, net of federal income tax	231,000	248,000
FICA tip credit	(463,000)	(440,000)
True up adjustment	71,000	(7,000)
Tax effect of rate change due to Tax Reform	51,000	336,000
Other permanent items	45,000	48,000
	$887,000	$1,371,000

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

The components of our deferred tax assets at September 28, 2019 and September 29, 2018 were as follows:

	2019	2018
Current:
Reversal of aged payables	$19,000	$20,000
Capitalized inventory costs	20,000	23,000
Accrued bonuses	251,000	270,000
Accruals for potential uninsured claims	23,000	22,000
Gift cards	143,000	106,000
Limited partnership management fees	(325,000)	(267,000)
	$131,000	$174,000

Long-Term:
Book/tax differences in property and equipment	$(205,000)	$154,000
Limited partnership investments	254,000	217,000
Accrued limited retirement	69,000	67,000
	$118,000	$438,000
Total Deferred Tax Assets	$249,000	$612,000

NOTE 12. DEBT

Long-Term Debt

	2019	2018
Mortgage payable to lender, secured by a first mortgage on real property and improvements, bearing interest at BBA LIBOR – 1 Month +2.25%, (4.339% at September 28, 2019), but with $2,297,000 of the principal amount fixed at 4.51% pursuant to a swap agreement, amortized over 20 years, payable in monthly installments of principal and interest of approximately $29,000, and our current monthly payment of principal and interest as to that portion of the principal amount not fixed by the interest rate swap agreement, ($459,000), is payable at BBA LIBOR – 1 Month + 2.25% interest rate, (4.339% as of September 28, 2019). The entire principal balance and all accrued but unpaid interest matured on November 30, 2019 and was re-financed on November 27, 2019. See Note 17, Subsequent Events on page 35.	$2,756,000	$2,981,000
Mortgage payable to unrelated third party, secured by first mortgage on real property and improvements, bearing interest at 7½%, amortized over 20 years, payable in monthly installments of principal and interest of approximately $15,700, with a balloon payment of approximately $1,331,000 in December, 2022.	1,586,000	1,653,000
Mortgage payable to lender, secured by a first mortgage on real property and improvements, bearing interest at BBA LIBOR – 1 Month +2.25%, (4.296% at September 28, 2019), but with the interest fixed at 4.35% pursuant to a swap agreement, amortized over 20 years, payable in monthly installments of principal and interest of approximately $8,775, with a balloon payment of approximately $858,000 on January 22, 2023.	1,062,000	1,120,000
Revolving credit line/term loan payable to lender, which entitled the Company to borrow, from time to time through December 28, 2017, up to $5,500,000, (the “Credit Line”), secured by a blanket lien on all Company assets, bearing interest through December 28, 2017 at LIBOR – Daily Floating Rate + 2.25%, (4.390% at September 28, 2019). Effective December 28, 2017, an interest rate swap agreement requires us to pay interest for a five (5) year period at a fixed rate of 4.61% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, per annum (4.390% at September 28, 2019) on the same notional principal amount, with a final payment on December 28, 2022. On December 21, 2017, we borrowed the remaining $3,500,000 and on December 28, 2017 the entire principal balance under the Credit Line ($5,500,000) converted to the Term Loan.	3,575,000	4,675,000

Mortgage payable to lender, secured by a first mortgage on real property and improvements, bearing interest at the fixed rate of 4.65% per annum, fully amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $6,384, with a final payment on December 28, 2031.	712,000	754,000
Mortgage payable to a related party, an entity the owners of which include persons who are either our officers, directors or their family members, secured by first mortgage on real property and improvements, bearing interest at 5%, amortized over 15 years, payable in monthly installments of principal and interest of approximately $5,700, with a balloon payment of approximately $457,000 due in March, 2021.	523,000	564,000
Re-financed mortgage in the original principal amount of $840,000, payable to lender, secured by a first mortgage on real property and improvements, bearing interest at the fixed rate of 4.65% per annum, fully amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $6,519, with a final payment on December 28, 2031.	727,000	770,000
Mortgage payable to related party, an entity the owners of which include persons who are either our officers, directors or their family members, secured by first mortgage on real property and improvements, bearing interest at 5%, amortized over 15 years, payable in monthly installments of principal and interest of approximately $4,900, with a balloon payment of approximately $391,000 in May, 2021.	451,000	486,000
Financed insurance premiums, secured by all insurance policies, bearing interest at 3.85% payable in monthly installments of principal and interest in the aggregate amount of $132,000 a month through October 30, 2019.	208,000	211,000
Mortgage payable to related party, an entity the owners of which include persons who are either our officers, directors or their family members, secured by first mortgage on real property and improvements, bearing interest at 5%, amortized over 15 years, payable in monthly installments of principal and interest of approximately $6,000, with a balloon payment of approximately $476,000 due in April, 2021.	545,000	589,000

Mortgage payable to unrelated third party, secured by first mortgage on real property and improvements, bearing interest at 7½%, amortized over 20 years, payable in monthly installments of principal and interest of approximately $7,300, with a final payment due in March, 2033.	768,000	796,000
Mortgage payable to related third party, in the original principal amount of $250,000, secured by first mortgage on real property and improvements, bearing interest at 4%, amortized over 8 years, payable in monthly installments of principal and interest of approximately $3,000, with a final payment due in November, 2026.	228,000	—
Other	75,000	146,000

Less unamortized loan costs	(136,000)	(169,000)
	13,080,000	14,576,000
Less current portion	1,983,000	1,963,000
	$11,097,000	$12,613,000

Long-term debt at September 28, 2019 matures as follows:

2020	$1,983,000
2021	3,064,000
2022	1,689,000
2023	2,964,000
2024	467,000
Thereafter	3,049,000
$13,216,000
Less unamortized loan costs	(136,000)
$13,080,000

As of September 28, 2019, we are in compliance with the covenants of all loans with our lender.

NOTE 13. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Construction Contracts

a. 13205 Biscayne Boulevard, North Miami, Florida (Store #20)

On June 14, 2017, we entered into an agreement with a third party unaffiliated general contractor to renovate our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida, (Store #20) for a total contract price of $880,000. The renovations include, but are not limited to the construction of a new kitchen and the expansion of the restaurant into our former package liquor store location. During the term of the agreement, we agreed to change

NOTE 13. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Construction Contracts (Continued)

orders which had the effect of increasing the total contract price for the renovations to $1,177,000. During our fiscal year 2019, the unaffiliated general contractor completed its work under the agreement and the total contract was paid in full.

During our fiscal year 2018, we entered into an agreement with a third party unaffiliated general contractor to renovate and add an outdoor patio area to the front of our restaurant located at 13205 Biscayne Boulevard, North Miami, Florida (Store #20) for a total contract price of $912,000. During the term of the agreement, we agreed to change orders which had the effect of decreasing the total contract price for the renovation to $880,000. During our fiscal year 2019, the unaffiliated general contractor completed its work under the agreement and the total contract was paid in full.

b. 2505 N. University Drive, Hollywood, Florida (Store #19)

During our fiscal year 2018 and prior to its being closed in the first quarter of our fiscal year 2019 due to damages caused by a fire, we entered into two agreements with a third party unaffiliated general contractor for design and development services for a total contract price of $127,000 (the “$127,000 Contract”) and $174,000 (the “$174,000 Contract”). The $127,000 Contract provided for design and development services for the construction of a new building (the “New Building”) on a parcel of real property which we own and which is adjacent to the real property where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operated until it was closed in October 2018 due to damages caused by a fire. The $174,000 Contract provided for design and development services for the renovation of the existing building which housed the combination package liquor store and restaurant until it was closed in October 2018 due to damages caused by a fire. If we complete the construction of the New Building and as a result of the fire, the rebuild of the existing building, (the “Rebuilt Building”), we plan to re-locate our package liquor store located at the property to the New Building and to operate the restaurant located at the property in the Rebuilt Building. During the term of the $127,000 Contract, we agreed to change orders which had the effect of increasing the total contract price of the same to $138,000, and during the second quarter of our fiscal year 2019, we paid the balance of the total contract price of the $127,000 Contract, in the amount of $25,000. Subsequent to the end of our fiscal year 2019, we agreed upon changes to the $127,000 Contract for additional design and development services for the construction of the New Building which had the effect of increasing the total contract price of the same by $10,000 to $148,000, of which $6,000 has been paid. During the term of the $174,000 Contract, we also agreed to change orders which had the effect of increasing the total contract price of the same to $187,000, and during the second quarter of our fiscal year 2019, we paid $46,000 as the final payment of the contract price of the $174,000 Contract, (of which a total of $157,000 was paid), which we cancelled during the first quarter of our fiscal year 2019 due to the building being damaged by fire.

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated architect for design and development services totaling $77,000 for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19)

NOTE 13. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Construction Contracts (Continued)

which has been closed since October 2018 due to damages caused by a fire. Additionally, during the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work totaling $1,618,000, (i) to connect the real property where this restaurant operated (Store #19) to city sewer and (ii) to construct a new building on the adjacent parcel of real property for the operation of a package liquor store. As of September 28, 2019, we paid $-0- on account of the contract.

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

d. 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85)

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated design group for design and development services of our new location at 14301 W. Sunrise Boulevard, Sunrise, Florida 33323 (Store #85) for a total contract price of $122,000, of which we paid $77,000 through September 28, 2019. Subsequent to the end of our fiscal year 2019, we agreed upon changes to the agreement for additional design and development services which had the effect of increasing the total contract price of the same by $18,000 to $140,000, of which an additional $19,000 has been paid.

Legal Matters

Our sale of alcoholic beverages subjects us to “dram shop” statutes, which allow an injured person to recover damages from an establishment that served alcoholic beverages to an intoxicated person. If we receive a judgment substantially in excess of our insurance coverage or if we fail to maintain our insurance coverage, our business, financial condition, operating results or cash flows could be materially and adversely affected. We currently have one “dram shop” claim which we are defending vigorously.

We are a party to various other claims, legal actions and complaints arising in the ordinary course of our business. It is our opinion, after consulting with legal counsel, that all such matters are without merit or involve such

NOTE 13. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Legal Matters (Continued)

amounts that an unfavorable disposition would not have a material adverse effect on our financial position or results of operations.

Leases

We lease a substantial portion of the land and buildings used in our operations under leases with initial terms expiring between 2020 and 2027. Renewal options are available on many of our leases. Most of our leases are fixed rent agreements. For one Company-owned restaurant/package liquor store combination unit, lease rental is subject to sales overrides ranging from 3% to 4% of annual sales in excess of established amounts. For another Company-owned restaurant, lease rental is subject to sales overrides of 7.3% of annual sales in excess of the base rent paid and another Company-owned restaurant, lease rental is subject to sales overrides of 3.5% of annual sales. For four limited partnership restaurants, lease rentals are subject to sales overrides ranging from 2% to 5.5% of annual sales in excess of the base rent paid. We recognize rent expense on a straight line basis over the term of the lease and percentage rent as incurred.

We have a ground lease for an out parcel in Hollywood, Florida where we constructed a 4,120 square foot stand-alone building, one-half (1/2) of which is used by us for the operation of our Company-owned package liquor store and the other one-half (1/2) of which is subleased to an unrelated third party as retail space. Rent for the retail space commenced January 1, 2005, and we generated approximately $66,000 and $66,000 of revenue from this source during our fiscal years ended September 28, 2019 and September 29, 2018, respectively. Total future minimum sublease payments under the non-cancelable sublease are $116,000, including Florida sales tax (currently 6.7%) through December 31, 2020.

Future minimum lease payments, including Florida sales tax (currently 6.2% to 6.7%) under our non-cancelable operating leases as of September 28, 2019, excluding future minimum lease payments for Store #45 and Store #70 which are eliminated in consolidation, are as follows:

2020	$3,431,000
2021	3,107,000
2022	2,613,000
2023	1,942,000
2024	1,842,000
Thereafter	5,472,000
Total	$18,407,000

Total rent expense for all of our operating leases was approximately $3,963,000 and $3,805,000 in our fiscal years 2019 and 2018, respectively, and is included in “Occupancy Costs” in our accompanying consolidated statements of income. This total rent expense is comprised of the following:

	2019	2018

Minimum Base Rent	$3,149,000	$3,023,000
Contingent Percentage Rent	814,000	782,000
Total	$3,963,000	$3,805,000

NOTE 13. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants during calendar year 2020, on November 5, 2019, we entered into a purchase agreement with our current rib supplier, whereby we agreed to purchase approximately $5,314,000 of baby back ribs during calendar year 2020 from this vendor at a fixed cost.

While we anticipate purchasing all of our rib supply from this vendor, we believe that several other alternative vendors are available, if necessary.

Purchase of Limited Partnership Interests

During our fiscal year 2019, we purchased from one limited partner (who is not an officer, director or family member of officers or directors) a limited partnership interest of 0.63% in a limited partnership which owns a restaurant, for a purchase price of $4,800. During our fiscal year 2018, we purchased from one limited partner (who is not an officer, director or family member of officers or directors) a limited partnership interest of 0.21% in a limited partnership which owns a restaurant, for a purchase price of $1,600.

Franchise Program

At September 28, 2019 and September 29, 2018, we were the franchisor of five units under franchise agreements. Of the five franchised stores, three are combination restaurant/package liquor stores and two are restaurants (one of which we operate). Four franchised stores are owned and operated by related parties as follows:

•     James G. Flanigan, our Chairman of the Board of Directors, Chief Executive Officer and President of the Company, and Michael B. Flanigan, a member of our Board of Directors and James G. Flanigan’s brother, are each a 35.24% owner of a company which has a franchise arrangement with us for the operation of a restaurant and package liquor store located in Coconut Grove, Florida (Store #18).

NOTE 13. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Franchise Program (Continued)

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

Under the franchise agreements, we provide guidance, advice and management assistance to the franchisees. In addition and for an additional annual fee of approximately $25,000, we also act as fiscal agent for the franchisees whereby we collect all revenues and pay all expenses and distributions. We also, from time to time, advance funds on behalf of the franchisees for the cost of renovations. The resulting amounts receivable from and payable to these franchisees are reflected in the accompanying consolidated balance sheet as either an asset or a liability. We also agree to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. The franchise agreements provide for royalties to us of approximately 3% of gross restaurant sales and 1% of gross package liquor sales. During our fiscal years 2019 and 2018, we earned royalties of $751,000 and $707,000, respectively, from our related franchises. We are not currently offering or accepting new franchises.

Employment Agreements/Bonuses

As of September 28, 2019 and September 29, 2018, we had no employment agreements.

Our Board of Directors approved an annual performance bonus, with 14.75% of the corporate pre-tax net income, plus or minus non-recurring items, but before depreciation and amortization in excess of $650,000 paid to the Chief Executive Officer and 5.25% paid to other members of management. Bonuses for our fiscal years 2019 and 2018 amounted to approximately $1,444,000 and $1,524,000, respectively.

NOTE 13. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Employment Agreements/Bonuses (Continued)

Our Board of Directors also approved an annual performance bonus, with 5% of the pre-tax net income before depreciation and amortization from our restaurants in excess of $1,875,000 and our share of the pre-tax net income before depreciation and amortization from the restaurants owned by the limited partnerships paid to the Chief Operating Officer and 5% paid to the Chief Financial Officer. Bonuses for our fiscal years 2019 and 2018 amounted to approximately $970,000 and $956,000, respectively.

Management Agreements

Atlanta, Georgia

Until September 20, 2018, we owned, but did not operate, an adult entertainment nightclub located in Atlanta, Georgia which operated under the name “Mardi Gras”. We had a management agreement with an unaffiliated third party to manage the club. Under our management agreement, the unaffiliated third party management firm paid us an annual amount, paid monthly, equal to the greater of $150,000 or ten (10%) percent of gross sales from the club, offset by one-half (1/2) of any rental increases, provided our fees would never be less than $150,000 per year. For our fiscal years ended September 28, 2019 and September 29, 2018, we generated $-0- and $138,000 of revenue, respectively, from the operation of the club. On September 20, 2018, the adult entertainment club was closed permanently after a federal court in Georgia upheld recently enacted local legislation which prohibited the operation of the club as it was then operated and we will no longer receive any revenue under the management agreement.

Deerfield Beach, Florida

Since January 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The management agreement was amortized on a straight line basis over the life of the initial term of the agreement, ten (10) years. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant. During the third quarter of our fiscal year 2011, the term of the management agreement was extended through January 9, 2036. For the fiscal years ended September 28, 2019 and September 29, 2018, we generated $375,000 and $380,000 of revenue respectively, from providing these management services.

NOTE 14. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

We follow FASB (ASC) Topic 820, “Fair Value Measurements and Disclosures”, for financial assets and liabilities and for non-financial assets and liabilities that are recognized or disclosed at fair value on at least an annual basis. Topic 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly

NOTE 14. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS (Continued)

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

Interest Rate Swap Agreements

At September 28, 2019, we had three variable rate debt instruments outstanding that are impacted by changes in interest rates. The interest rate of all three variable rate debt instruments is equal to the lender’s LIBOR Rate plus two and one-quarter percent (2.25%) per annum. The debt instruments further provide that the “LIBOR Rate” is a rate of interest equal to the British Bankers Association LIBOR Rate or successor thereto approved by the lender if the British Bankers Association is no longer making a LIBOR rate available. In November, 2011, we financed our purchase of the real property and two building shopping center in Miami, Florida, with a $4,500,000 mortgage loan (the “$4.5M Mortgage Loan”). In January, 2013, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”). In December, 2016, we closed on a secured revolving line of credit which entitled us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”), which on December 28, 2017 converted to the term loan (the “Term Loan”).

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable

NOTE 14. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

(Continued)

Interest Rate Swap Agreements (Continued)

rate debt obligations to fixed rates. We are currently party to the following three (3) interest rate swap agreements:

(i) One (1) interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relates to the $4.5 Mortgage Loan (the “$4.5M Mortgage Loan Swap”). The $4.5M Mortgage Loan Swap requires us to pay interest for an eight (8) year period at a fixed rate of 4.51% on an initial amortizing notional principal amount of $3,750,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at September 28, 2019, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(ii) The second interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at September 28, 2019, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(iii) The third interest rate swap agreement entered into in December, 2016, which becomes effective December 28, 2017, relates to the Credit Line (the “Line of Credit Swap”). The Line of Credit Swap requires us to pay interest for a five (5) year period, commencing December 28, 2017 at a fixed rate of 4.61% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at September 28, 2019, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

NOTE 15. COMMON STOCK

Treasury Stock

Purchase of Common Shares

During our fiscal years 2019 and 2018, we did not purchase any shares of our common stock. As of September 28, 2019, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors on May 17, 2007. Our current repurchase plan has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions, up to a purchase price of price of $15 per share.

NOTE 16. BUSINESS SEGMENTS

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for our fiscal years ended 2019 and 2018, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

	2019	2018
Operating Revenues:
Restaurants	$94,290,000	$92,305,000
Package stores	19,327,000	18,559,000
Other revenues	2,585,000	2,633,000
Total operating revenues	$116,202,000	$113,497,000

Income from Operations Reconciled to Income after Income Taxes and Net Income Attributable to Noncontrolling Interests:
Restaurants	$8,965,000	$9,977,000
Package stores	879,000	972,000
	9,844,000	10,949,000
Corporate expenses, net of other revenues	(3,528,000)	(3,505,000)
Income from Operations	6,316,000	7,444,000
Interest expense	(708,000)	(753,000)
Interest and Other Income	54,000	70,000
Insurance recovery, net of casualty loss	602,000	—
Income before provision for income taxes	$6,264,000	$6,761,000
Provision for Income Taxes	(887,000)	(1,371,000)
Net Income	5,377,000	5,390,000
Net Income Attributable to Noncontrolling Interests	(1,729,000)	(1,713,000)
Net Income Attributable to Flanigan’s Enterprises, Inc, Stockholders	$3,648,000	$3,677,000
Identifiable Assets:
Restaurants	$31,077,000	$30,963,000
Package store	10,540,000	10,127,000
	41,617,000	41,090,000
Corporate	27,138,000	26,175,000
Consolidated Totals	$68,755,000	$67,265,000

Capital Expenditures
Restaurants	$3,464,000	$3,980,000
Package stores	898,000	352,000
	4,362,000	4,332,000
Corporate	1,961,000	1,179,000
Total Capital Expenditures	$6,323,000	$5,511,000

Depreciation and Amortization:
Restaurants	$2,373,000	$2,181,000
Package stores	274,000	274,000
	2,647,000	2,455,000
Corporate	393,000	348,000
Total Depreciation and Amortization	$3,040,000	$2,803,000

NOTE 17. QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of our unaudited quarterly results of operations for the quarters in our fiscal years 2019 and 2018.

	Quarter Ended
	Dec. 29, 2018	March 30, 2019	June 29, 2019	Sept. 28, 2019

Revenues	$27,894,000	$29,736,000	$29,512,000	$29,060,000
Income from operations	655,000	1,890,000	1,944,000	1,827,000
Net income attributable to stockholders	743,000	1,021,000	968,000	916,000
Net income per share – basic and diluted	0.40	0.55	0.52	0.49
Weighted average common stock outstanding – basic and diluted	1,858,647	1,858,647	1,858,647	1,858,647

	Quarter Ended
	Dec. 30, 2017	March 31, 2018	June 30, 2018	Sept. 29, 2018

Revenues	$28,393,000	$29,456,000	$28,436,000	$27,212,000
Income from operations	1,587,000	2,512,000	2,094,000	1,251,000
Net income attributable to stockholders	621,000	1,397,000	1,043,000	616,000
Net income per share – basic and diluted	0.33	0.75	0.56	0.34
Weighted average common stock outstanding – basic and diluted	1,858,647	1,858,647	1,858,647	1,858,647

Quarterly operating results are not necessarily representative of our operations for a full year for various reasons including the seasonal nature of both the restaurant and package store segments.

NOTE 18. 401(k) PLAN

Effective July 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and matching contributions. During our fiscal years 2019 and 2018, we made discretionary contributions of $74,000 and $57,000, respectively.

NOTE 19. SUBSEQUENT EVENTS

Subsequent to the end of our fiscal year 2019, our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, re-financed its mortgage with our unrelated third party lender, increasing the principal amount from $2.72 million to $7.21 million. The principal balance and all accrued interest of our existing mortgage matured November 30, 2019. The re-financed mortgage earns interest at the fixed annual rate of 3.86%, is amortized over twenty (20) years, with equal monthly payments of principal and interest each in the amount of $43,373 and the entire principal balance and all accrued interest due in seven (7) years. The funds we received from the re-financing of this mortgage (approximately $4.5 million) will be used as working capital.

The interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relating to its mortgage with our unrelated third party lender also matured November 30, 2019 and was not needed as a part of the re-financing.

Except as otherwise provided herein, subsequent events have been evaluated through the date these consolidated financial statements were issued and no other events required disclosure.