Form 10-Q
period 2019-12-28
FLANIGANS ENTERPRISES INC
filed 2020-02-11
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 1-6836

FLANIGAN'S ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Florida	59-0877638
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5059 N.E. 18th Avenue, Fort Lauderdale, Florida	33334
(Address of principal executive offices)	(Zip Code)

(954) 377-1961

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $.10 par value	BDL	NYSE AMERICAN

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

Yes ☐ No ☒

On February 11, 2020, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	---------Thirteen Weeks Ended--------
	December 28, 2019	December 29, 2018

REVENUES:
Restaurant food sales	$18,742	$16,828
Restaurant bar sales	5,891	5,323
Package store sales	5,707	5,135
Franchise related revenues	360	367
Rental income	194	198
Other operating income	47	43
	30,941	27,894

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	8,424	7,724
Package goods	4,139	3,768
Payroll and related costs	9,517	8,598
Occupancy costs	1,857	1,510
Selling, general and administrative expenses	5,773	5,639
	29,710	27,239
Income from Operations	1,231	655

OTHER INCOME (EXPENSE):
Interest expense	(204)	(185)
Interest and other income	12	13
Insurance recovery, net of casualty loss	—	602
	(192)	430

Income before Provision for Income Taxes	1,039	1,085

Provision for Income Taxes	(118)	(87)

Net Income	921	998

Less: Net income attributable to noncontrolling interests	(427)	(255)

Net income attributable to stockholders	$494	$743

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Continued)

	---------Thirteen Weeks Ended--------
	December 28, 2019	December 29, 2018

Net Income Per Common Share:
Basic and Diluted	$0.27	$0.40

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 28, 2019 (UNAUDITED) AND SEPTEMBER 28, 2019

(in thousands)

ASSETS

	December 28, 2019	September 28, 2019

CURRENT ASSETS:

Cash and cash equivalents	$19,122	$13,672
Prepaid income taxes	62	55
Other receivables	921	870
Inventories	3,956	3,292
Prepaid expenses	2,648	1,704

Total Current Assets	26,709	19,593

Property and Equipment, Net	46,919	46,187
Construction in progress	693	1,292
	47,612	47,479

Right-of-use assets, operating leases	27,068	—

Investment in Limited Partnership	230	231

OTHER ASSETS:

Liquor licenses	630	630
Deferred tax assets	124	249
Leasehold interests, net	265	296
Other	266	277

Total Other Assets	1,285	1,452

Total Assets	$102,904	$68,755

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 28, 2019 (UNAUDITED) AND SEPTEMBER 28, 2019

(in thousands)

(Continued)

LIABILITIES AND EQUITY

	December 28, 2019	September 28, 2019

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$10,728	$8,532
Due to franchisees	1,585	2,553
Current portion of long term debt	3,058	1,983
Current portion of operating lease liabilities	1,810	—
Current portion of deferred rent	58	61

Total Current Liabilities	17,239	13,129

Long Term Debt, Net of Current Maturities	15,062	11,097

Operating lease liabilities, non current	25,585	—

Total Liabilities	57,886	24,226

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	38,232	37,738
Treasury stock, at cost, 2,338,995 shares at December 28, 2019 and 2,338,995 shares at September 28, 2019	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	38,815	38,321
Noncontrolling interests	6,203	6,208
Total equity	45,018	44,529

Total liabilities and equity	$102,904	$68,755

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THIRTEEN WEEKS ENDED DECEMBER 28, 2019 AND DECEMBER 29, 2018

			Capital in
	Common Stock		Excess of	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, September 29, 2018	4,197,642	$420	$6,240	$34,610	2,338,995	$(6,077)	$6,149	$41,342

Net income	—	—	—	743	—	—	255	998
Distributions to noncontrolling interests	—	—	—	—	—	—	(437)	(437)

Balance, December 29, 2018	4,197,642	$420	$6,240	$35,353	2,338,995	$(6,077)	$5,967	$41,903

			Capital in
	Common Stock		Excess of	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, September 28, 2019	4,197,642	$420	$6,240	$37,738	2,338,995	$(6,077)	$6,208	$44,529

Net income	—	—	—	494	—	—	427	921
Distributions to noncontrolling interests	—	—	—	—	—	—	(432)	(432)

Balance, December 28, 2019	4,197,642	$420	$6,240	$38,232	2,338,995	$(6,077)	$6,203	$45,018

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 28, 2019 AND DECEMBER 29, 2018

(in thousands)

	December 28, 2019	December 29, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$921	$998
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	786	690
Amortization of leasehold interests	31	30
Amortization of operating lease right-of-use asset	754	—
Loss on abandonment of property and equipment	7	14
Insurance recovery, net of casualty loss	—	118
Amortization of deferred loan costs	9	5
Deferred income taxes	125	125
Deferred rent	(3)	(3)
(Income) loss from unconsolidated limited partnership	(9)	(1)
Changes in operating assets and liabilities: (increase) decrease in
Other receivables	(51)	(518)
Prepaid income taxes	(7)	(38)
Inventories	(664)	(410)
Prepaid expenses	453	447
Other assets	391	66
Increase (decrease) in:
Accounts payable and accrued expenses	2,080	1,250
Operating lease liabilities	(427)	—
Due to franchisees	(968)	62
Net cash and cash equivalents provided by operating activities	3,428	2,835

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(803)	(750)
Purchase of construction in progress	(99)	(446)
Deposits on property and equipment	(411)	(134)
Proceeds from sale of fixed assets	7	10
Insurance recovery	—	400
Distributions from unconsolidated limited partnership	10	10
Net cash and cash equivalents used in investing activities	(1,296)	(910)

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED DECEMBER 28, 2019 AND DECEMBER 29, 2018

(in thousands)

(Continued)

	December 28, 2019	December 29, 2018

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(648)	(652)
Proceeds from long term debt	4,398	250
Distributions to limited partnerships’ noncontrolling interests	(432)	(437)

Net cash and cash equivalents provided by (used in) financing activities	3,318	(839)

Net Increase in Cash and Cash Equivalents	5,450	1,086

Beginning of Period	13,672	13,414

End of Period	$19,122	$14,500

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$204	$185

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,281	$1,041
Purchase deposits transferred to property and equipment	$29	$231
Purchase deposits transferred to CIP	$2	$213
CIP transferred to property and equipment	$700	$—
Insurance recovery receivable	$—	$800
Right-of-use assets and associated liabilities arising from adoption of ASC 842	$27,822	$—

See accompanying notes to unaudited condensed consolidated financial statements

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 28, 2019

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the thirteen weeks ended December 28, 2019 and December 29, 2018 are unaudited. Financial information as of September 28, 2019 has been derived from the audited financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 28, 2019. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

The condensed consolidated financial statements include estimates relating to the calculation of incremental borrowing rates and length of leases associated with right-of-use assets and corresponding liabilities.

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 2 shows the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potentially dilutive common stock equivalents. As of December 28, 2019 and December 29, 2018, no stock options were outstanding.

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Adopted

Effective October 1, 2019, we adopted Accounting Standards Codification 842, Leases (“ASC 842”). The new guidance requires that lease arrangements be presented on the lessee’s balance sheet by recording a right-of-use asset and a lease liability equal to the present value of the related future minimum lease payments. We adopted the standard in the first quarter of fiscal 2020, using the modified retrospective approach. Upon adoption, the Company recorded a right-of-use asset of $27.8 million and a lease liability of $27.8 million.

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: (Continued)

Adopted (Continued)

We elected the transition package of practical expedients, under which the Company does not have to reassess (1) whether any expired or existing contracts are leases, or contain leases, (2) the lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. In addition, we made an accounting policy election to exclude leases with an initial term of 12 months or less from the balance sheet. This standard had a material impact on the Condensed Consolidated Statements of Income due to the escalations of rent in the extensions but did not have a material impact on the Condensed Consolidated Statement of Cash Flows. See Note 6 for further disclosures resulting from the adoption of this new standard.

Recently Issued

There are no recently issued accounting pronouncements that we have not yet adopted.

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

(5) DEBT:

(a) Mortgage on Real Property

During the thirteen weeks ended December 28, 2019, our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, re-financed its mortgage loan with an unrelated third party lender, increasing the principal amount borrowed from $2.72 million to $7.21 million. The principal balance and all accrued interest of the mortgage loan that had been outstanding matured November 30, 2019. The re-financed mortgage loan earns interest at the fixed annual rate of 3.86%, is amortized over twenty (20) years, requires us to pay monthly payments of principal and interest in the amount of $43,373 with the entire principal balance and all accrued interest due in November 2026. We intend to use the excess funds we received from the re-financing of this mortgage loan (approximately $4.4 million) for working capital.

The interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relating to the prior mortgage loan also matured November 30, 2019 and was not renewed as a part of the re-financing.

(b) Financed Insurance Premiums

During the thirteen weeks ended December 28, 2019, we bound the following property, general liability, excess liability and terrorist policies:

(i)       For the policy year beginning December 30, 2019, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers, including automobile and excess liability coverage. The one (1) year general liability insurance premiums, including automobile insurance coverage, total, in the aggregate $418,000;

(ii)        For the policy year beginning December 30, 2019, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers, including excess liability coverage. The one (1) year general liability insurance premium is in the amount of $459,000;

(iii)       For the policy year beginning December 30, 2019, our property insurance is a one (1) year policy. The one (1) year property insurance premium is in the amount of $561,000; and

(iv)       For the policy year beginning December 30, 2019, our excess liability insurance is a one (1) year policy. The one (1) year excess liability insurance premium is in the amount of $360,000.

(v)       For the policy year beginning December 30, 2019, our terrorist insurance is a one (1) year policy. The one (1) year terrorist insurance premium is in the amount of $12,000.

We financed the premiums on the above five (5) property, general liability, excess insurance and terrorist policies, totaling approximately $1.81 million, which property, general liability, excess liability and terrorist insurance includes coverage for our franchises which are not included in our consolidated financial statements. The one (1) year insurance premiums, total, in the aggregate $1,810,000, of which $1,656,000 is financed through an unaffiliated third party lender. The finance agreement obligates us to repay the amounts financed together with interest at the rate of 2.55% per annum, over 11 months, with monthly payments of principal and interest, each in the amount of $153,000. The finance agreement is secured by a first priority security interest in all insurance policies, all unearned premium, return premiums, dividend payments and loss payments thereof.

As of December 28, 2019, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $1,281,000, excluding coverage for our franchises which are not included in our consolidated financial statements.

(6) COMMITMENTS AND CONTINGENCIES:

Construction Contracts

a. 2505 N. University Drive, Hollywood, Florida (Store #19)

During our fiscal year 2018 and prior to it being closed in the first quarter of our fiscal year 2019 due to damages caused by a fire, we entered into an agreement with a third party unaffiliated general contractor for design and development services for the construction of a new building (the “New Building”) on a parcel of real property which we own and which is adjacent to the real property where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operated until it was closed in October, 2018 due to damages caused by a fire for a total contract price of for a total contract price of $127,000 (the “$127,000 Contract”). We plan to re-locate our package liquor store at the property to the New Building. During the term of the $127,000 Contract, we agreed to change orders which had the effect of increasing the total contract price of the same to $138,000, and during the second quarter of our fiscal year 2019, we paid the balance of the total contract price of the $127,000 Contract, in the amount of $25,000. During the first quarter of our fiscal year 2020, we agreed upon changes to the $127,000 Contract for additional design and development services for the construction of the New Building which had the effect of increasing the total contract price of the same by $10,000 to $148,000, of which $6,000 has been paid.

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated architect for design and development services totaling $77,000 for the re-build of our

(6) COMMITMENTS AND CONTINGENCIES (Continued)

Construction Contracts (Continued)

a. 2505 N. University Drive, Hollywood, Florida (Store #19) (Continued)

restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) which has been closed since October 2018 due to damages caused by a fire, of which $27,000 has been paid. Additionally, during the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work totaling $1,618,000, (i) to connect the real property where this restaurant operated (Store #19) to city sewer and (ii) to construct a new building on the adjacent parcel of real property for the operation of a package liquor store, of which $-0- has been paid.

b. 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85)

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated design group for design and development services of our new restaurant in development to be located at 14301 W. Sunrise Boulevard, Sunrise, Florida 33323 (Store #85) for a total contract price of $122,000, (the $122,000 Contract”). During the first quarter of our fiscal year 2020, we agreed upon amendments to the $122,000 Contract for additional design and development services which had the effect of increasing the total contract price of the same by $18,000 to $140,000, of which $97,000 has been paid.

Leases

We lease restaurant and package liquor store space in South Florida for our business operations. Our leases have remaining lease terms of up to 10 years, some of which include options to extend the leases for up to 30 years. We intend to renew some of the extension options available to us and they are included in the computations of the right-of-use assets and lease liabilities. Following adoption of ASC 842, common area maintenance and property taxes are not considered to be lease components.

The components of lease expense were as follows:

13 Weeks
Ended Dec. 28, 2019
Operating Lease Expense, which is included in occupancy costs	$1,130,000

Supplemental balance sheet information related to leases as follows:

	Classification on the
	Condensed Consolidated
	Balance Sheet	Dec. 28, 2019
Assets
Operating lease assets	Other non-current assets	$27,068,000

Liabilities
Other current liabilities	Current liabilities	$1,810,000
Operating lease liabilities	Other non-current liabilities	$25,585,000

Weighted Average Remaining Lease Term:
Operating leases		9.08 Years

Weighted Average Discount:
Operating leases		5.5%

The following table outlines the minimum future lease payments for the next five years and thereafter:

For fiscal year
2020 (Nine months)	$2,437,000
2021	4,466,000
2022	3,172,000
2023	3,193,000
2024	3,234,000
Thereafter	19,942,000
Total lease payments (Undiscounted cash flows)	36,444,000

Less imputed interest	(9,049,000)
Total	$27,395,000

Litigation

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

We are a party to various other claims, legal actions and complaints arising in the ordinary course of our business. It is our opinion, after consulting with legal counsel, that all such matters are without merit or involve such amounts that an unfavorable disposition would not have a material adverse effect on our financial position or results of operations.

(7) BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks ended December 28, 2019 and December 29, 2018, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

	(in thousands)
	Thirteen Weeks Ending December 28, 2019	Thirteen Weeks Ending December 29, 2018
Operating Revenues:
Restaurants	$24,633	$22,151
Package stores	5,707	5,135
Other revenues	601	608
Total operating revenues	$30,941	$27,894

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$1,735	$1,387
Package stores	383	167
	2,118	1,554
Corporate expenses, net of other revenues	(887)	(899)
Income from Operations	1,231	655
Interest expense	(204)	(185)
Interest and Other income	12	13
Insurance recovery, net of casualty loss	—	602
Income Before Provision for Income Taxes	$1,039	$1,085
Provision for Income Taxes	(118)	(87)
Net Income	921	998
Net Income Attributable to Noncontrolling Interests	(427)	(255)
Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders	$494	$743

Depreciation and Amortization:
Restaurants	$635	$557
Package stores	84	66
	719	623
Corporate	98	97
Total Depreciation and Amortization	$817	$720

Capital Expenditures:
Restaurants	$701	$1,341
Package stores	103	78
	804	1,419
Corporate	129	222
Total Capital Expenditures	$933	$1,641

	December 28,	September 28,
	2019	2019
Identifiable Assets:
Restaurants	$55,848	$31,077
Package store	14,595	10,540
	70,443	41,617
Corporate	32,461	27,138
Consolidated Totals	$102,904	$68,755

(8) SUBSEQUENT EVENTS:

Subsequent events have been evaluated through the date these consolidated financial statements were issued and except as disclosed herein, no other events required disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipates, appears, expects, trends, intends, hopes, plans, believes, seeks, estimates, may, will,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to customer demand and competitive conditions. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Annual Report on our Form 10-K for the fiscal year ended September 28, 2019 and in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

OVERVIEW

As of December 28, 2019, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries, (i) operates 27 units, consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and (ii) franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurants/package liquor stores. The table below provides information concerning the type (i.e. restaurant, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of December 28, 2019 and as compared to December 29, 2018. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”.

Types of Units	December 28, 2019	September 28, 2019	December 29, 2018
Company Owned: Combination package and restaurant	3	3	3	(1)
Restaurant only	7	7	7
Package store only	7	6	6	(2)

Company Operated Restaurants Only:
Limited Partnerships	8	8	8
Franchise	1	1	1
Unrelated Third Party	1	1	1

Total Company Owned/Operated Units	27	26	26
Franchised Units	5	5	5	(3)

Notes:

(1) During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) was damaged by a fire which has caused it to be closed since the first quarter of our fiscal year 2019. Revenues and expenses from Store #19 for the time Store #19 was open during the first quarter of our fiscal year 2019 (two (2) days) are immaterial, with the exception of payroll. Store #19 remains closed through December 28, 2019.

(2) During the first quarter of our fiscal year 2020, our new package liquor store located at 12776 N. Kendal Drive, Miami, Florida (Store #45) opened for business.

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method of accounting. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of December 28, 2019, all limited partnerships have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	December 28, 2019		December 29, 2018
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$18,742	61.77	$16,828	61.67
Restaurant bar sales	5,891	19.42	5,323	19.51
Package store sales	5,707	18.81	5,135	18.82

Total Sales	$30,340	100.00	$27,286	100.00

Franchise related revenues	360		367
Rental income	194		198
Other operating income	47		43

Total Revenue	$30,941		$27,894

Comparison of Thirteen Weeks Ended December 28, 2019 and December 29, 2018.

Revenues. Total revenue for the thirteen weeks ended December 28, 2019 increased $3,047,000 or 10.92% to $30,941,000 from $27,894,000 for the thirteen weeks ended December 29, 2018 due primarily to increased restaurant traffic and increased menu prices. Effective June 16, 2019 we increased certain menu prices for our bar offerings to target an increase to our total bar revenues of approximately 6.2% annually and effective June 23, 2019 we increased certain menu prices for our food offerings to target an increase to our total food revenues of approximately 3.4% annually, (the “2019 Price Increases”). We anticipate that total revenue for the balance of our fiscal year 2020 will increase due to increased restaurant traffic and the 2019 Price Increases. We expect that Store #19 will remain closed during the balance of our fiscal year 2020 and accordingly do not expect to generate any revenue from it.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $18,742,000 for the thirteen weeks ended December 28, 2019 as compared to $16,828,000 for the thirteen weeks ended December 29, 2018. The increase in restaurant revenue for the thirteen weeks ended December 28, 2019 as compared to restaurant revenue during the thirteen weeks ended December 29, 2018 is primarily due to increased restaurant traffic and the 2019 Price Increases. Comparable weekly restaurant food sales (for restaurants open for all of the first quarter of our fiscal year 2020 and the first quarter of our fiscal year 2019, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirteen weeks ended December 28, 2019 and December 29, 2018 due to a fire on October 2, 2018) and eight restaurants owned by affiliated limited partnerships) was $1,432,000 and $1,295,000 for the thirteen weeks ended December 28, 2019 and December 29, 2018, respectively, an increase of 10.58%. Comparable weekly restaurant food sales for Company owned restaurants only was $721,000 and $642,000 for the first quarter of our fiscal year 2020 and the first quarter of our fiscal year 2019, respectively, an increase of 12.31%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $711,000 and $653,000 for the first quarter of our fiscal year 2020 and the first quarter of our fiscal year 2019, respectively, an increase of 8.88%. We expect restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants to increase throughout the balance of our fiscal year 2020 due to increased restaurant traffic and the 2019 Price Increases.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $5,891,000 for the thirteen weeks ended December 28, 2019 as compared to $5,323,000 for the thirteen weeks ended December 29, 2018. The increase in restaurant revenue from the sale of alcoholic beverages at restaurants during the thirteen weeks ended December 28, 2019 is primarily due to increased restaurant traffic and the 2019 Price Increases. Comparable weekly restaurant bar sales (for restaurants open for all of the first quarter of our fiscal year 2020 and the first quarter of our fiscal year 2019, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirteen weeks ended December 28, 2019 and December 29, 2018 due to a fire on October 2, 2018), and eight restaurants owned by affiliated limited partnerships) was $453,000 for the thirteen weeks ended December 28, 2019 and $410,000 for the thirteen weeks ended December 29, 2018, an increase of 10.49%. Comparable weekly restaurant bar sales for Company owned restaurants only was $207,000 and $183,000 for the first quarter of our fiscal year 2020 and the first quarter of our fiscal year 2019, respectively, an increase of 13.11%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $246,000 and $227,000 for the first quarter of our fiscal year 2020 and the first quarter of our fiscal year 2019, respectively, an increase of 8.37%. We expect restaurant revenue generated from the sale of alcoholic beverages at restaurants to increase throughout the balance of our fiscal year 2020 due to increased restaurant traffic and the 2019 Price Increases.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $5,707,000 for the thirteen weeks ended December 28, 2019 as compared to $5,135,000 for the thirteen weeks ended December 29, 2018, an increase of $572,000. This increase was primarily due to increased package liquor store traffic and the opening of our new Store #45 during the first quarter of our fiscal year 2020. The weekly average of same store package liquor store sales, which includes eight (8) Company owned package liquor stores, (excluding Store #19, which was closed for the thirteen weeks ended December 28, 2019 and December 29, 2018 due to a fire on October 2, 2018 and also excluding Store #45, which opened for business on October 10, 2019), was $416,000 for the thirteen weeks ended December 28, 2019 as compared to $395,000 for the thirteen weeks ended December 29, 2018, an increase of 5.31%. We expect package liquor store sales to increase throughout the balance of our fiscal year 2020 due to the opening of a new package liquor store located in Kendall, Florida during the first quarter of our fiscal year 2020.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended December 28, 2019 increased $2,471,000 or 9.07% to $29,710,000 from $27,239,000 for the thirteen weeks ended December 29, 2018. The increase was primarily due to an expected general increase in food costs, offset by actions taken by management to reduce and/or control costs. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2020 for the same reasons. Operating costs and expenses decreased as a percentage of total sales to approximately 96.02% in the first quarter of our fiscal year 2020 from 97.65% in the first quarter of our fiscal year 2019.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended December 28, 2019 increased to $16,209,000 from $14,427,000 for the thirteen weeks ended December 29, 2018 due primarily to the 2019 Price Increases. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 65.80% for the thirteen weeks ended December 28, 2019 and 65.13% for the thirteen weeks ended December 29, 2018. We anticipate that our gross profit for restaurant food and bar sales will increase during our fiscal year 2020 due primarily to the 2019 Price Increases, offset by higher food costs.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended December 28, 2019 increased to $1,568,000 from $1,367,000 for the thirteen weeks ended December 29, 2018, due primarily to the opening of a new package liquor store located at 12776 N. Kendall Drive, Miami, Florida, during the thirteen weeks ended December 28, 2019. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 27.48% for the thirteen weeks ended December 28, 2019 and 26.62% for the thirteen weeks ended December 29, 2018. We anticipate that the gross profit margin for package store merchandise will decrease during our fiscal year 2020 due to higher costs and a reduction in pricing of certain package store merchandise to be more competitive.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended December 28, 2019 increased $919,000 or 10.69% to $9,517,000 from $8,598,000 for the thirteen weeks ended December 29, 2018. Higher payroll and related costs for the thirteen weeks ended December 28, 2019 were primarily due to higher restaurant sales, which require additional payroll and related costs for employees such as cooks, bartenders and servers, and payroll for our new package liquor store in Kendall, Florida. Payroll and related costs as a percentage of total sales was 30.76% in the first quarter of our fiscal year 2020 and 30.82% of total sales in the first quarter of our fiscal year 2019.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold purchases and rent expense associated with operating lease liabilities under ASC 842) for the thirteen weeks ended December 28, 2019 increased $347,000 or 22.98% to $1,857,000 from $1,510,000 for the thirteen weeks ended December 29, 2018 due primarily to our adoption of ASC 842. We anticipate that our occupancy costs will increase throughout our fiscal year 2020 due primarily to the rent we are required to pay pursuant to the newly acquired lease agreement for our new restaurant in development to be located in Sunrise, Florida, and our adoption of ASC 842.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended December 28, 2019 increased $134,000 or 2.38% to $5,773,000 from $5,639,000 for the thirteen weeks ended December 29, 2018. Selling, general and administrative expenses decreased as a percentage of total sales in the first quarter of our fiscal year 2020 to 18.66% as compared to 20.21% in the first quarter of our fiscal year 2019. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2020 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization for the thirteen weeks ended December 28, 2019 increased $97,000 or 13.47% to $817,000 from $720,000 for the thirteen weeks ended December 29, 2018. As a percentage of total revenue, depreciation expense was 2.64% of revenue for the thirteen weeks ended December 28, 2019 and 2.58% of revenue in the thirteen weeks ended December 29, 2018.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended December 28, 2019 increased $19,000 to $204,000 from $185,000 for the thirteen weeks ended December 29, 2018. Interest expense, net, will increase for the balance of our fiscal year 2020 due to our borrowing of an additional $4.5 million during the first quarter of our fiscal year 2020 on the re-financing by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, of its mortgage loan with an unrelated third party lender, increasing the principal amount borrowed from $2.72 million to $7.21 million.

Income Taxes. Income taxes for the thirteen weeks ended December 28, 2019 was $118,000 and $87,000 for the thirteen weeks ended December 29, 2018.

Net Income. Net income for the thirteen weeks ended December 28, 2019 decreased $77,000 or 7.72% to $921,000 from $998,000 for the thirteen weeks ended December 29, 2018. Net income for the thirteen weeks ended December 28, 2019 decreased when compared to the thirteen weeks ended December 29, 2018 primarily due to higher food costs and overall expenses and our adoption of ASC 842, offset by higher restaurant traffic and the 2019 Price Increases. As a percentage of sales, net income for the first quarter of our fiscal year 2020 is 2.98%, as compared to 3.58% in the first quarter of our fiscal year 2019.

Net Income Attributable to Stockholders. Net income for the thirteen weeks ended December 28, 2019 decreased $249,000 or 33.51% to $494,000 from $743,000 for the thirteen weeks ended December 29, 2018. Net income attributable to stockholders for the thirteen weeks ended December 28, 2019 decreased when compared to the thirteen weeks ended December 29, 2018 primarily due to higher food costs and overall expenses and our adoption of ASC 842, offset by higher restaurant traffic and the 2019 Price Increases. As a percentage of sales, net income for the first quarter of our fiscal year 2020 is 1.60%, as compared to 2.66% in the first quarter of our fiscal year 2019.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to advance pre-opening costs, including but not limited to pre-opening rent for the new locations. During the first quarter of our fiscal year 2020, we had one new restaurant location in Sunrise, Florida in the development stage and have advanced $480,000 through December 28, 2019. During the fourth quarter of our fiscal year 2019, we entered leases for two spaces adjacent to each other, to house a new “Flanigan’s Seafood Bar and Grill” as well as a “Big Daddy’s Wine and Liquors” in a shopping center in Miramar, Florida, which shopping center is currently under construction as well as lease.

Menu Price Increases and Trends

Effective June 16, 2019 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 6.2% annually and effective June 23, 2019 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 3.4% annually to offset higher food costs and higher overall expenses. Prior to these increases, we previously raised menu prices in the fourth quarter of our fiscal year 2017. During the next twelve months, if demand for our restaurant and bar offerings remain substantially similar to the demand during our fiscal year 2019, (including a lack of restaurant and bar sales from Store #19 which we expect will be closed for our entire fiscal year 2020), of which there can be no assurance, we expect that restaurant and bar sales in our restaurants as well as gross profit for food and bar operations (including a lack of restaurant and bar sales from Store #19 which we expect will be closed for our entire fiscal year 2020) should increase as a result of the 2019 Price Increases, offset partially by higher food costs. We anticipate that our package liquor store sales will continue to increase, primarily due to our recently opened (October, 2019) package liquor store in Kendall, Florida, (excluding package liquor store sales from Store #19, which we expect will be closed for our entire fiscal year 2020 due to the Store #19 Closure), while gross profit margin for package liquor store sales will, in all likelihood, decrease.

In addition to the rebuilding of Store #19, which was closed in October 2018 due to a fire, we have a new “Flanigan’s Seafood Bar and Grill” restaurant in Sunrise, Florida in the development stage. During the fourth quarter of our fiscal year 2019, we entered a lease for space to house a new “Flanigan’s Seafood Bar and Grill” in a shopping center in Miramar, Florida, which shopping center is currently under construction. We continue to search for new locations to open additional restaurants.

We are not actively searching for locations for the operation of new package liquor stores, but when our attempt to expand “The Whale’s Rib” restaurant concept in Miami, Florida was abandoned, we decided that the space we had targeted for the “The Whales Rib” would be ideal for the operation of a package liquor store and during the fourth quarter of our fiscal year 2018, we received governmental approval to operate a package liquor store at that location. The new package liquor store (Store #45) opened for business in October, 2019. During the fourth quarter of our fiscal year 2019, we entered a lease to house a new “Big Daddy’s Wine & Liquors” package liquor store in space adjacent to where we are planning a new “Flanigan’s Seafood Bar and Grill”, restaurant in a to be constructed shopping center in Miramar, Florida.

Liquidity and Capital Resources

We fund our operations through cash from operations. As of December 28, 2019, we had cash of approximately $19,122,000, an increase of $5,450,000 from our cash balance of $13,672,000 as of September 28, 2019. During the first quarter of our fiscal year 2020, our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, re-financed its mortgage loan with an unrelated third party lender, increasing the principal amount borrowed from $2.72 million to $7.21 million. We believe that our current cash availability from our cash on hand, positive cash flow from operations and borrowed funds will be sufficient to fund our operations and planned capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the first thirteen weeks of fiscal years 2020 and 2019.

	---------Thirteen Weeks Ended--------
	December 28, 2019	December 29, 2018
	(in thousands)

Net cash provided by operating activities	$3,428	$2,835
Net cash used in investing activities	(1,296)	(910)
Net cash provided by (used in) financing activities	3,318	(839)

Net Increase in Cash and Cash Equivalents	5,450	1,086

Cash and Cash Equivalents, Beginning	13,672	13,414

Cash and Cash Equivalents, Ending	$19,122	$14,500

We did not declare or pay a cash dividend on our capital stock in the first quarter of our fiscal year 2020 or the first quarter of our fiscal year 2019. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash generated from operations and borrowings to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During the thirteen weeks ended December 28, 2019, we acquired property and equipment and construction in progress of $933,000, (of which $29,000 was deposits recorded in other assets and $2,000 was purchase deposits transferred to construction in progess as of September 28, 2019), including $295,000 for renovations to two (2) limited partnership owned restaurants and three (3) Company owned restaurants. During the thirteen weeks ended December 29, 2018, we acquired property and equipment and construction in progress of $1,641,000, (of which $231,000 was deposits recorded in other assets and $213,000 was purchase deposits transferred to construction in progress as of September 29, 2018), including $100,000 for renovations to three (3) Company owned restaurants.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2020 to be approximately $750,000, excluding construction/renovations to Store #19 (our combination package liquor store and restaurant which is being rebuilt due to damages caused by a fire) and Store #85 (our Sunrise, Florida restaurant location in development), $295,000 of which has been spent through December 28, 2019.

Long Term Debt

As of December 28, 2019, we had long term debt of $18,120,000, as compared to $15,220,000 as of December 29, 2018, and $13,080,000 as of September 28, 2019. Our long term debt increased as of December 28, 2019 as compared to September 28, 2019 due to the re-financing of its mortgage loan by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, increasing the principal amount borrowed from $2.72 million to $7.21 million and $1,281,000 for financed insurance premiums, less any payments made on account thereof. As of December 28, 2019, we are in compliance with the covenants of all loans with our lender.

Construction Contracts

a. 2505 N. University Drive, Hollywood, Florida (Store #19)

During our fiscal year 2018 and prior to its being closed in the first quarter of our fiscal year 2019 due to damages caused by a fire, we entered into an agreement with a third party unaffiliated general contractor for design and development services for the construction of a new building (the “New Building”) on a parcel of real property which we own and which is adjacent to the real property where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operated until it was closed in October, 2018 due to damages caused by a fire for a total contract price of for a total contract price of $127,000 (the “$127,000 Contract”). We plan to re-locate our package liquor store at the property to the New Building. During the term of the $127,000 Contract, we agreed to change orders which had the effect of increasing the total contract price of the same to $138,000, and during the second quarter of our fiscal year 2019, we paid the balance of the total contract price of the $127,000 Contract, in the amount of $25,000. During the first quarter of our fiscal year 2020, we agreed upon changes to the $127,000 Contract for additional design and development services for the construction of the New Building which had the effect of increasing the total contract price of the same by $10,000 to $148,000, of which $6,000 has been paid.

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated architect for design and development services totaling $77,000 for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) which has been closed since October 2018 due to damages caused by a fire, of which $27,000 has been paid. Additionally, during the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work totaling $1,618,000, (i) to connect the real property where this restaurant operated (Store #19) to city sewer and (ii) to construct a new building on the adjacent parcel of real property for the operation of a package liquor store, of which $-0- has been paid.

b. 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85)

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated design group for design and development services of our new location at 14301 W. Sunrise Boulevard, Sunrise, Florida 33323 (Store #85) for a total contract price of $122,000, (the $122,000 Contract”). During the first quarter of our fiscal year 2020, we agreed upon changes to the $122,000 Contract for additional design and development services which had the effect of increasing the total contract price of the same by $18,000 to $140,000, of which $97,000 has been paid.

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

Purchase of Limited Partnership Interest

During the thirteen weeks ended December 28, 2019 and the thirteen weeks ended December 29, 2018, we did not purchase any limited partnership interests.

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended December 28, 2019, December 29, 2018 and our fiscal year ended September 28, 2019.

Item	Dec. 28, 2019	Dec. 29, 2018	Sept. 28, 2019
	(in Thousands)

Current Assets	$26,709	$22,595	$19,593
Current Liabilities	17,239	15,745	13,129
Working Capital	$9,470	$6,850	$6,464

Our working capital increased during our fiscal quarter ended December 28, 2019 from our working capital for our fiscal quarter ended December 29, 2018 and our fiscal year ended September 28, 2019 due to the cash received from the re-financing by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, of a mortgage loan, increasing the principal amount from $2.72 million to $7.21 million, offset by $327,000 due to our adoption of ASC 842.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of December 28, 2019 held no equity securities.

Interest Rate Risk

As part of our ongoing operations, we are exposed to interest rate fluctuations on our borrowings. As more fully described in Note 14 “Fair Value Measurements of Financial Instruments” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for our fiscal year ended September 28, 2019, we use interest rate swap agreements to manage these risks. These instruments are not used for speculative purposes but are used to modify variable rate obligations into fixed rate obligations.

At December 28, 2019, we had two variable rate debt instruments outstanding that are impacted by changes in interest rates. In January, 2013, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”). In December, 2016, we closed on a secured revolving line of credit which entitled us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”), which on December 28, 2017 converted to a term loan (the “Term Loan”).

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following two (2) interest rate swap agreements:

(i)        The first interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at December 28, 2019, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(ii)        The second interest rate swap agreement entered into in December, 2016 and became effective December 28, 2017, relates to the Term Loan (the “Term Loan Swap”). The Term Loan Swap requires us to pay interest for a five (5) year period at a fixed rate of 4.61% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at December 28, 2019, the interest rate swap agreement is an effective hedging agreement and the fair value was not material

At December 28, 2019, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

As of December 28, 2019, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934) . Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 28, 2019.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” on page 12 of this Report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended September 28, 2019 for a discussion of other legal proceedings resolved in prior years.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirteen weeks ended December 28, 2019 and December 29, 2018, we did not purchase any shares of our common stock. As of December 28, 2019, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

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

FLANIGAN'S ENTERPRISES, INC.

Date: February 11, 2020	s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)