Form 10-Q
period 2020-03-28
FLANIGANS ENTERPRISES INC
filed 2020-06-26
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 1-6836

FLANIGAN’S ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Florida	59-0877638
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5059 N.E. 18th Avenue, Fort Lauderdale, Florida	33334
(Address of principal executive offices)	Zip Code

(954) 377-1961

(Registrant’s telephone number, including area code)

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

Yes ☐ No ☒

On June 26, 2020, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

LIST XBRL DOCUMENTS

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan’s Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019

REVENUES:
Restaurant food sales	$18,213	$18,219	$36,955	$35,047
Restaurant bar sales	5,315	5,745	11,206	11,068
Package store sales	6,027	5,092	11,734	10,227
Franchise related revenues	307	429	667	796
Rental income	209	192	403	390
Other operating income	57	59	104	102
	30,128	29,736	61,069	57,630

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	7,900	8,318	16,324	16,042
Package goods	4,326	3,719	8,465	7,487
Payroll and related costs	9,152	9,067	18,669	17,665
Occupancy costs	1,853	1,504	3,710	3,014
Selling, general and administrative expenses	5,380	5,238	11,153	10,877
	28,611	27,846	58,321	55,085
Income from Operations	1,517	1,890	2,748	2,545

OTHER INCOME (EXPENSE):
Interest expense	(198)	(181)	(402)	(366)
Interest and other income	13	13	25	26
Insurance recovery, net of casualty loss	—	—	—	602
	(185)	(168)	(377)	262

Income before Provision for Income Taxes	1,332	1,722	2,371	2,807

Provision for (Benefit From) Income Taxes	88	(257)	(30)	(344)

Net Income	1,420	1,465	2,341	2,463

Less: Net income attributable to noncontrolling interests	(772)	(444)	(1,199)	(699)

Net Income attributable to stockholders	$648	$1,021	$1,142	$1,764

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Continued)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019

Net Income Per Common Share:
Basic and Diluted	$0.35	$0.55	$0.61	$0.95

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,858,647	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 28, 2020 (UNAUDITED) AND SEPTEMBER 28, 2019

(in thousands)

ASSETS

	March 28, 2020	September 28, 2019

CURRENT ASSETS:

Cash and cash equivalents	$18,061	$13,672
Prepaid income taxes	—	55
Other receivables	762	870
Inventories	3,946	3,292
Prepaid expenses	2,555	1,704

Total Current Assets	25,324	19,593

Property and Equipment, Net	46,754	46,187
Construction in Progress	749	1,292
	47,503	47,479

Right-of-use assets, operating leases	26,309	—

Investment in Limited Partnership	240	231

OTHER ASSETS:

Liquor licenses	630	630
Deferred tax asset	283	249
Leasehold purchases, net	244	296
Other	241	277

Total Other Assets	1,398	1,452

Total Assets	$100,774	$68,755

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 28, 2020 (UNAUDITED) AND SEPTEMBER 28, 2019

(in thousands)

(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 28, 2020	September 28, 2019

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$8,149	$8,532
Income taxes payable	9	—
Due to franchisees	2,202	2,553
Current portion of long term debt	2,488	1,983
Current portion of operating lease liabilities	3,109	—
Current portion of deferred rent	—	61

Total Current Liabilities	15,957	13,129

Long Term Debt, Net of Current Maturities	14,960	11,097

Operating lease liabilities, non current	23,902	—

Total Liabilities	54,819	24,226

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	38,880	37,738
Treasury stock, at cost, 2,338,995 shares at March 28, 2020 and 2,338,995 shares at September 28, 2019	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	39,463	38,321
Noncontrolling interest	6,492	6,208
Total equity	45,955	44,529

Total liabilities and equity	$100,774	$68,755

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THIRTEEN WEEKS ENDED MARCH 28, 2020 AND MARCH 30, 2019

			Capital in
	Common Stock		Excess of	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, September 28, 2019	4,198	$420	$6,240	$37,738	2,339	$(6,077)	$6,208	$44,529

Net income	—	—	—	494	—	—	427	921
Distributions to noncontrolling interests	—	—	—	—	—	—	(432)	(432)

Balance, December 28, 2019	4,198	$420	$6,240	$38,232	2,339	$(6,077)	$6,203	$45,018

Net income				648			772	1,420
Distributions to noncontrolling interests							(483)	(483)

Balance, March 28, 2020	4,198	$420	$6,240	$38,880	2,339	$(6,077)	$6,492	$45,955

			Capital in
	Common Stock		Excess of	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, September 29, 2018	4,198	$420	$6,240	$34,610	2,339	$(6,077)	$6,149	$41,342

Net income	—	—	—	743	—	—	255	998
Distributions to noncontrolling interests	—	—	—	—	—	—	(437)	(437)

Balance, December 29, 2018	4,198	$420	$6,240	$35,353	2,339	$(6,077)	$5,967	$41,903

Net income				1,021			444	1,465
Distributions to noncontrolling interests							(464)	(464)
Dividends paid				(521)				(521)

Balance, March 30, 2019	4,198	$420	$6,240	$35,853	2,339	$(6,077)	$5,947	$42,383

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY SIX WEEKS ENDED MARCH 28, 2020 AND MARCH 30, 2019

(in thousands)

	March 28, 2020	March 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,341	$2,463
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,580	1,403
Amortization of leasehold interests	52	61
Amortization of operating lease right-of-use asset	1,506
Loss on sale or abandonment of property and equipment	13	49
Insurance recovery, net of casualty loss	—	118
Amortization of deferred loan costs	14	15
Deferred income tax	(34)	303
Deferred rent	—	(6)
Income from unconsolidated limited partnership	(27)	(8)
Changes in operating assets and liabilities: (increase) decrease in
Other receivables	108	111
Prepaid income taxes	55	(15)
Inventories	(654)	(291)
Prepaid expenses	546	830
Other assets	419	(63)
Increase (decrease) in:
Accounts payable and accrued expenses	(499)	(472)
Operating lease liabilities	(865)	—
Income taxes payable	9	—
Due to franchisees	(351)	571
Net cash and cash equivalents provided by operating activities	4,213	5,069

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(1,422)	(2,916)
Purchase of construction in process	(155)	(584)
Deposits on property and equipment	(446)	(140)
Proceeds from sale of property and equipment	23	22
Insurance recovery	—	1,068
Distributions from unconsolidated limited Partnership	18	20
Net cash and cash equivalents used in investing activities	(1,982)	(2,530)

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY SIX WEEKS ENDED MARCH 28, 2020 AND MARCH 30, 2019

(in thousands)

(Continued)

	March 28, 2020	March 30, 2019

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(1,325)	(1,308)
Proceeds from long-term debt	4,398	250
Dividends paid	—	(521)
Distributions to limited partnerships’ noncontrolling interests	(915)	(901)

Net cash and cash equivalents provided by (used in) financing activities	2,158	(2,480)

Net Increase in Cash and Cash Equivalents	4,389	59

Beginning of Period	13,672	13,414

End of Period	$18,061	$13,473

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$402	$366
Income taxes	$—	$55

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,281	$1,041
Purchase deposits transferred to property and equipment	$61	$486
Purchase deposits transferred to CIP	$2	$213
CIP transferred to PP&E	$700	$3,165
Insurance recovery receivable	$—	$132
Right-of-use assets and associated liabilities Arising from adoption of ASC 842	$27,822	$—

See accompanying notes to unaudited condensed consolidated financial statements

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 28, 2020

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the periods ended March 28, 2020 and March 30, 2019 are unaudited. Financial information as of September 28, 2019 has been derived from the audited financial statements of the Company, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company’s accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 28, 2019. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 2 shows the amounts used in computing earnings per share and the effects on income. As of March 28, 2020 and March 30, 2019, no stock options were outstanding.

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Adopted

Effective September 29, 2019, we adopted Accounting Standards Codification 842, Leases (“ASC 842”). The new guidance requires that lease arrangements be presented on the lessee’s balance sheet by recording a right-of-use asset and a lease liability equal to the present value of the related future minimum lease payments. We adopted the standard in the first quarter of fiscal 2020, using the modified retrospective approach. Upon adoption, the Company recorded a right-of-use asset of $27.8 million and a lease liability of $27.8 million.

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

Recently Issued

There are no recently issued accounting pronouncements that we have not yet adopted that we believe will have a material effect on our financial statements.

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

(5) DEBT:

(a) Mortgage on Real Property

On November 27, 2019, our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, re-financed its mortgage loan with an unrelated third party lender, increasing the principal amount borrowed from $2.72 million to $7.21 million. The principal balance and all accrued interest of the mortgage loan that had been outstanding matured November 30, 2019. The re-financed mortgage loan earns interest at the fixed annual rate of 3.86%, is amortized over twenty (20) years, requires us to pay monthly payments of principal and interest in the amount of $43,373 with the entire principal balance and all accrued interest due in November 2026. We intend to use the excess funds we received from the re-financing of this mortgage loan (approximately $4.4 million) for working capital.

The interest rate swap agreement entered into in November, 2011 by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, relating to the prior mortgage loan also matured November 30, 2019 and was not renewed as a part of the re-financing.

(b) Financed Insurance Premiums

During the twenty-six weeks ended March 28, 2020, we bound and financed through an unrelated third party lender the premiums on the following property, general liability, excess liability and terrorism insurance policies:

(i)       For the policy year beginning December 30, 2019, our general liability insurance, excluding limited partnerships, is a one (1) year policy, including automobile and excess liability coverage. The annual premium for this insurance coverage is $418,000;

(ii)        For the policy year beginning December 30, 2019, our general liability insurance for our limited partnerships is a one (1) year policy, including excess liability coverage. The annual premium for this insurance coverage is $459,000;

(iii)       For the policy year beginning December 30, 2019, our property insurance is a one (1) year policy and the annual premium for this insurance coverage is $561,000; and

(iv)       For the policy year beginning December 30, 2019, our excess liability insurance is a one (1) year policy and the annual premium for this insurance coverage is $360,000.

(v)       For the policy year beginning December 30, 2019, our terrorism insurance is a one (1) year policy and the annual premium for this insurance coverage is $12,000.

Of the $1,810,000 annual premium amounts, which includes coverage for our franchises which are not included in our consolidated financial statements, we financed $1,656,000 through an unaffiliated third party lender. The finance agreement obligates us to repay the amounts financed together with interest at the rate of 2.55% per annum, over 11 months, with monthly payments of principal and interest, each in the amount of $153,000. The finance agreement is secured by a first priority security interest in all insurance policies, all unearned premium, return premiums, dividend payments and loss payments thereof.

As of March 28, 2020, the aggregate principal balance owed from the financing of our insurance policies is $1,048,000, excluding amounts which are reimbursed by our franchises for insurances covering their operations.

(6) COMMITMENTS AND CONTINGENCIES:

Construction Contracts

a. 2505 N. University Drive, Hollywood, Florida (Store #19)

During our fiscal year 2018 and prior to it being closed in the first quarter of our fiscal year 2019 due to damages caused by a fire, we entered into an agreement with a third party unaffiliated general contractor for design and development services for the construction of a new building (the “New Building”) on a parcel of real property which we own and which is adjacent to the real property where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operated until it was closed in October, 2018 due to damages caused by a fire for a total contract price of $127,000 (the “$127,000 Contract”). We plan to re-locate our package liquor store at the property to the New Building. During the term of the $127,000 Contract, we agreed to change orders which had the effect of increasing the total contract price of the same to $138,000, and during the second quarter of our fiscal year 2019, we paid the balance of the total contract price of the $127,000 Contract, in the amount of $25,000. During the first quarter of our fiscal year 2020, we agreed upon changes to the $127,000 Contract for additional design and development services for the construction of the New Building which had the effect of increasing the total contract price of the same by $10,000 to $148,000, of which $6,000 has been paid through March 28, 2020.

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated architect for design and development services totaling $77,000 for the re-build of our

(6) COMMITMENTS AND CONTINGENCIES (Continued)

Construction Contracts (Continued)

a. 2505 N. University Drive, Hollywood, Florida (Store #19) (Continued)

restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) which has been closed since October 2018 due to damages caused by a fire, of which $62,000 has been paid. Additionally, during the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work at this location totaling $1,618,000, (i) to connect the real property where this restaurant operated (Store #19) to city sewer and (ii) to construct a new building on the adjacent parcel of real property for the operation of a package liquor store, of which $-0- has been paid through March 28, 2020.

b. 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85)

During the third quarter of our fiscal year 2019, we also entered into an agreement with a third party unaffiliated design group for design and development services of our new location at 14301 W. Sunrise Boulevard, Sunrise, Florida 33323 (Store #85) for a total contract price of $122,000. During the first quarter of our fiscal year 2020, we agreed upon amendments to the $122,000 Contract for additional design and development services which had the effect of increasing the total contract price by $18,000 to $140,000, of which $97,000 has been paid through March 28, 2020.

Leases

To conduct certain of our operations, we lease restaurant and package liquor store space in South Florida from unrelated third parties. Our leases have remaining lease terms of up to 10 years and, some of which include options to renew and extend the lease terms for up to an additional 30 years. We presently intend to renew some of the extension options available to us and for purposes of computing the right-of-use assets and lease liabilities required by ASC 842, we have incorporated into all lease terms which may be extended, an additional term of the lesser of (i) the amount of years the lease may be extended; or (ii) 15 years.

Following adoption of ASC 842, common area maintenance and property taxes are not considered to be lease components.

The components of lease expense are as follows:

	13 Weeks	26 Weeks
	Ended Mar. 28, 2020	Ended Mar. 28, 2020
Operating Lease Expense, which is included in occupancy costs	$1,131,000	$2,261,000

Supplemental balance sheet information related to leases as follows:

	Classification on the Condensed Consolidated Balance Sheet	Mar. 28, 2020
Assets
Operating lease assets	Other non-current assets	$26,309,000

Liabilities
Other current liabilities	Current liabilities	$3,109,000
Operating lease liabilities	Other non-current liabilities	$23,902,000

Weighted Average Remaining Lease Term:
Operating leases		8.84 Years

Weighted Average Discount:
Operating leases		5.5%

The following table outlines the minimum future lease payments for the next five years and thereafter:

For fiscal year
2020 (Six months)	$1,642,000
2021	4,506,000
2022	3,172,000
2023	3,193,000
2024	3,234,000
Thereafter	19,942,000
Total lease payments (Undiscounted cash flows)	35,689,000

Less imputed interest	(8,678,000)
Total	$27,011,000

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

(7) CORONAVIRUS PANDEMIC

The novel coronavirus pandemic and related “shelter-in-place” orders and other governmental mandates (“COVID 19”) has adversely affected and will, in all likelihood continue to adversely affect our restaurant operations and financial results for the foreseeable future. Due to COVID-19, from mid-March 2020 through mid-May 2020, we ceased dine-in service at all of our restaurants, limiting service to take-out and delivery only, ceased the sale of alcoholic beverages at our restaurants and implemented reduced hours at our retail package liquor stores. Since mid-May 2020, there has been a gradual elimination of restrictions on our restaurant operations, permitting us to, among other things, operate at up to 50% capacity (depending on the location of the restaurant), but with no bar service and increased operating hours at our package liquor stores. Due to COVID 19, we implemented (i) certain cost cutting measures including material layoffs at our restaurants and reduced corporate personnel salaries; and (ii) a number of changes to our operations such as the establishment of an in-house delivery service and an adjustment to our traditional staffing model to meet customer demand.

As of March 28, 2020, 525 restaurant personnel were laid off, representing total annualized salary savings of approximately $1.04 million. In addition, the salaries of all our non-executive corporate office personnel were reduced by 20%, the base salaries of our Chief Operating Officer and Chief Financial Officer were each reduced by 50% and our Chief Executive Officer has waived his base salary. Since mid-May, 2020 and due to our receipt of loans from an unrelated third party lender pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) enacted March 27, 2020, we have reversed most cost cutting measures, including reinstating employees laid off at our restaurants in anticipation of resuming dine-in service and restoring corporate personnel salaries.

As of March 28, 2020, we are in compliance with the debt covenants of our loans with our lender, but have no line of credit or other availability for borrowing.

We do not believe COVID-19 has had a material adverse effect on our access to supplies or labor, although there can be no assurance that there will not be a significant adverse impact on our supply chain or access to labor in the future. We are actively monitoring our food suppliers to determine how they are managing their operations to mitigate supply flow and food safety risks. To ensure we mitigate potential supply availability risk, we are building additional inventory backstock levels when appropriate and we have also identified alternative supply sources in key product categories including but not limited to food, sanitation and safety supplies.

Subsequent to the end of the second quarter of our fiscal year 2020, we, certain of the entities owning the limited partnership stores (the “LP’s”), franchised stores (the “Franchisees”) as well as the store we manage but do not own (the “Managed Store”), (collectively, the “Borrowers”), (collectively, the “Borrowers”), applied for and received PPP loans, in the aggregate principal amount of approximately $13.1 million (the “PPP Loans”), of which approximately: (i) $5.9 million was loaned to us ; (ii) $4.1 million was loaned to 8 of the LP’s ; (iii) $2.6 million was loaned to 5 of the Franchisees; and (iv) $0.5 million was loaned to the Managed Store.

The PPP Loans, which are in the form of Notes issued by each of the Borrowers, mature two years from the date of funding (dates ranging from May 5, 2022 to May 11, 2022) and bear interest at a rate of 1.00% per annum, payable monthly commencing approximately six months from the date of issuance of the Notes (dates ranging from April 30, 2020 to May 6, 2020). The Notes may be prepaid by the applicable Borrower at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loans will be available to the respective Borrower to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, including rent and interest on mortgages and other debt obligations incurred before February 15, 2020. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent the proceeds of the PPP Loans are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. No assurance can be given that the Borrowers will obtain forgiveness of the PPP Loan in whole or in part.

With respect to any portion of any of the PPP Loans that is not forgiven under the terms of the PPP, such amounts will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the applicable PPP Note and cross-defaults on any other loan with the Lender or other creditors.

(8) BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks and twenty-six weeks ended March 28, 2020 and March 30, 2019, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

	(in thousands)
	Thirteen Weeks Ended March 28, 2020	Thirteen Weeks Ended March 30, 2019
Operating Revenues:
Restaurants	$23,528	$23,964
Package stores	6,027	5,092
Other revenues	573	680
Total operating revenues	$30,128	$29,736

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$1,962	$2,435
Package stores	590	283
	2,552	2,718
Corporate expenses, net of other revenues	(1,035)	(828)
Income from operations	1,517	1,890
Interest expense	(198)	(181)
Interest and other income	13	13
Insurance recovery, net of casualty loss	—	—
Income Before Provision for Income Taxes	$1,332	$1,722
Provision for (Benefit From) Income Taxes	88	(257)
Net Income	1,420	1,465
Net Income Attributable to Noncontrolling Interests	(772)	(444)
Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders	$648	$1,021

Depreciation and Amortization:
Restaurants	$629	$578
Package stores	90	69
	719	647
Corporate	96	97
Total Depreciation and Amortization	$815	$744

Capital Expenditures:
Restaurants	$433	$1,010
Package stores	54	87
	487	1,097
Corporate	220	1,461
Total Capital Expenditures	$707	$2,558

	Twenty Six Weeks Ended March 28, 2020	Twenty Six Weeks Ended March 30, 2019
Operating Revenues:
Restaurants	$48,161	$46,115
Package stores	11,734	10,227
Other revenues	1,174	1,288
Total operating revenues	$61,069	$57,630

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$3,697	$3,822
Package stores	973	450
	4,670	4,272
Corporate expenses, net of other revenues	(1,922)	(1,727)
Income from Operations	2,748	2,545
Interest expense	(402)	(366)
Interest and Other Income	25	26
Insurance recovery, net of casualty loss	—	602
Income Before Provision for Income Taxes	$2,371	$2,807
Provision for Income Taxes	(30)	(344)
Net Income	2,341	2,463
Net Income Attributable to Noncontrolling Interests	(1,199)	(699)
Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders	$1,142	$1,764

Depreciation and Amortization:
Restaurants	1,264	1,135
Package stores	174	135
	1,438	1,270
Corporate	194	194
Total Depreciation and Amortization	$1,632	$1,464

Capital Expenditures:
Restaurants	$1,134	$2,351
Package stores	157	165
	1,291	2,516
Corporate	349	1,683
Total Capital Expenditures	$1,640	$4,199

	March 28,	September 28,
	2020	2019
Identifiable Assets:
Restaurants	$54,365	$31,077
Package store	14,369	10,540
	68,734	41,617
Corporate	32,040	27,138
Consolidated Totals	$100,774	$68,755

(9)       SUBSEQUENT EVENTS:

Subsequent events have been evaluated through the date these condensed consolidated financial statements were issued and except as disclosed herein, no further events required disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipates, appears, expects, trends, intends, hopes, plans, believes, seeks, estimates, may, will,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to the effect of the novel coronavirus pandemic and related “shelter-in-place” orders and other governmental mandates (“COVID 19”), customer demand and competitive conditions. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our periodic reports, including our Annual Report on Form 10-K for the fiscal year ended September 28, 2019. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

OVERVIEW

As of March 28, 2020, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries (“we”, “our”, “ours” and “us” as the context requires), (i) operates 27 units, consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and (ii) franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurants/package liquor stores. The table below provides information concerning the type (i.e. restaurant, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of March 28, 2020 and as compared to March 30, 2019. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”.

Types of Units	March 28, 2020	September 28, 2019	March 30, 2019
Company Owned: Combination package and restaurant	3	3	3	(1)
Restaurant only	7	7	7
Package store only	7	6	6	(2)

Company Operated Restaurants Only:
Limited Partnerships	8	8	8
Franchise	1	1	1
Unrelated Third Party	1	1	1

Total Company Owned/Operated Units	27	26	26
Franchised Units	5	5	5	(3)

Notes:

(1) During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) was damaged by a fire which has caused it to be closed since the first quarter of our fiscal year 2019. Revenues and expenses from Store #19 for the time Store #19 was open during the first quarter of our fiscal year 2019 (two (2) days) are immaterial, with the exception of payroll. Store #19 remains closed.

(2) During the first quarter of our fiscal year 2020, our new package liquor store located at 12776 N. Kendal Drive, Miami, Florida (Store #45) opened for business.

(3) We operate a restaurant for one (1) franchisee. This unit is included in the table both as a franchised restaurant, as well as a restaurant operated by us.

The novel coronavirus pandemic and related “shelter-in-place” orders and other governmental mandates (“COVID 19”) has adversely affected and will, in all likelihood continue to adversely affect our restaurant operations and financial results for the foreseeable future. Due to COVID-19, from mid-March 2020 through mid-May 2020, we ceased dine-in service at all of our restaurants, limiting service to take-out and delivery only, ceased the sale of alcoholic beverages at our restaurants and implemented reduced hours at our retail package liquor stores. Since mid-May 2020, there has been a gradual elimination of restrictions on our restaurant operations, permitting us to, among other things, operate at up to 50% capacity (depending on the location of the restaurant), but with no bar service and increased operating hours at our package liquor stores.

Due to COVID 19, we implemented (i) certain cost cutting measures including material layoffs at our restaurants and reduced corporate personnel salaries; and (ii) a number of changes to our operations such as the establishment of an in-house delivery service and an adjustment to our traditional staffing model to meet customer demand. We have been in regular contact with our suppliers and while to date we have not experienced significant disruptions in our supply chain, we could see future disruptions should the impacts of COVID 19 extend for a considerable amount of time. To support our employees, we have implemented work from home support, increased sanitization of high touch, high traffic areas in our restaurants, retail package liquor stores and corporate offices, provided personal protective equipment for our employees and increased the frequency of personal hygiene practices. As of March 28, 2020, 525 restaurant personnel were laid off, representing total annualized salary savings of approximately $1.04 million, the salaries of all our non-executive corporate office personnel were reduced by 20% and the base salaries of our Chief Operating Officer and Chief Financial Officer were each reduced by 50% and our Chief Executive Officer waived his base salary. Since mid-May, 2020 and due to our receipt of the PPP Loans, we have reversed most cost cutting measures, including reinstating employees laid off at our restaurants in anticipation of resuming dine-in service and restoring corporate personnel and executive salaries.

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method of accounting. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of March 28, 2020, all limited partnerships have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	March 28, 2020		March 30, 2019
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$18,213	61.62	$18,219	62.70
Restaurant bar sales	5,315	17.98	5,745	19.77
Package store sales	6,027	20.40	5,092	17.53

Total Sales	$29,555	100.00	$29,056	100.00

Franchise related revenues	307		429
Rental income	209		192
Other operating income	57		59

Total Revenue	$30,128		$29,736

	-----------------------Twenty Six Weeks Ended-----------------------
	March 28, 2020		March 30, 2019
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$36,955	61.70	$35,047	62.20
Restaurant bar sales	11,206	18.71	11,068	19.64
Package store sales	11,734	19.59	10,227	18.16

Total Sales	$59,895	100.00	$56,342	100.00

Franchise related revenues	667		796
Rental income	403		390
Other operating income	104		102

Total Revenue	$61,069		$57,630

Comparison of Thirteen Weeks Ended March 28, 2020 and March 30, 2019.

Revenues. Despite COVID 19, total revenue for the thirteen weeks ended March 28, 2020 increased $392,000 or 1.32% to $30,128,000 from $29,736,000 for the thirteen weeks ended March 30, 2019. The increase in total revenue was due primarily to: (i) the cessation of dine-in service and alcohol sales at our restaurants (limiting service to take-out and delivery of food only) and reduced operating hours of our retail package liquor stores not taking place until mid-March 2020 and thereby not adversely affecting our results for the entire quarter; (ii) increased restaurant traffic prior to mid-March 2020; (iii) the 2019 Price Increases (defined below); and (iv) increased package liquor store sales offset by the negative effects of COVID 19 on our operations. Effective June 16, 2019 we increased certain menu prices for our bar offerings to target an increase to our total bar revenues of approximately 6.2% annually and effective June 23, 2019 we increased certain menu prices for our food offerings to target an increase to our total food revenues of approximately 3.4% annually, (the “2019 Price Increases”). We expect that total revenue for the balance of our fiscal year 2020 will decrease due to our operations being adversely impacted by COVID 19. We expect that Store #19 will remain closed during the balance of our fiscal year 2020 and accordingly do not expect to generate any revenue from it.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants (food sales) totaled $18,213,000 for the thirteen weeks ended March 28, 2020 as compared to $18,219,000 for the thirteen weeks ended March 30, 2019. The nominal decrease in restaurant food sales for the thirteen weeks ended March 28, 2020 as compared to restaurant food sales during the thirteen weeks ended March 30, 2019 is primarily attributable to the negative effects of COVID 19 on our operations, offset by increased restaurant traffic prior to mid-March 2020 and the 2019 Price Increases. Comparable weekly restaurant food sales (for restaurants open for all of the second quarter of our fiscal year 2020 and the second quarter of our fiscal year 2019, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirteen weeks ended March 28, 2020 and March 30, 2019 due to a fire on October 2, 2018) and eight restaurants owned by affiliated limited partnerships) was $1,388,000 and $1,401,000 for the thirteen weeks ended March 28, 2020 and March 30, 2019, respectively, a decrease of 0.93%. Comparable weekly restaurant food sales for Company owned restaurants only was $713,000 and $720,000 for the second quarter of our fiscal year 2020 and the second quarter of our fiscal year 2019, respectively, a decrease of 0.97%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $675,000 and $681,000 for the second quarter of our fiscal year 2020 and the second quarter of our fiscal year 2019, respectively, a decrease of 0.88%. We expect that restaurant food sales, including non-alcoholic beverages, for the balance of our fiscal year 2020 will decrease due to the negative effects of COVID 19 on our operations.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages, (bar sales), at restaurants totaled $5,315,000 for the thirteen weeks ended March 28, 2020 as compared to $5,745,000 for the thirteen weeks ended March 30, 2019. The decrease in restaurant bar sales during the thirteen weeks ended March 28, 2020 as compared to restaurant bar sales during the thirteen weeks ended March 30, 2019 is primarily attributable to the negative effects of COVID 19 on our operations, offset by increased restaurant traffic prior to mid-March 2020 and the 2019 Price Increases. Comparable weekly restaurant bar sales (for restaurants open for all of the second quarter of our fiscal year 2020 and the second quarter of our fiscal year 2019, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirteen weeks ended March 28, 2020 and March 30, 2019 due to a fire on October 2, 2018), and eight restaurants owned by affiliated limited partnerships) was $409,000 for the thirteen weeks ended March 28, 2020 and $442,000 for the thirteen weeks ended March 30, 2019, a decrease of 7.47%. Comparable weekly restaurant bar sales for Company owned restaurants only was $189,000 and $205,000 for the second quarter of our fiscal year 2020 and the second quarter of our fiscal year 2019, respectively, a decrease of 7.80%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $220,000 and $237,000 for the second quarter of our fiscal year 2020 and the second quarter of our fiscal year 2019, respectively, a decrease of 7.17%. We expect that restaurant bar sales for the balance of our fiscal year 2020 will decrease due to the negative effects of COVID 19 on our operations, including temporary closure of restaurant bars except for dine-in service and minimal sales with take-out service.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $6,027,000 for the thirteen weeks ended March 28, 2020 as compared to $5,092,000 for the thirteen weeks ended March 30, 2019, an increase of $935,000. This increase was primarily due to increased package liquor store traffic (i) despite COVID-19; and (ii) because of the opening of our new retail package liquor store (Store #45) located in Kendall, Florida during the first quarter of our fiscal year 2020. The weekly average of same store package liquor store sales, which includes eight (8) Company owned package liquor stores, (excluding Store #19, which was closed for the thirteen weeks ended March 28, 2020 and March 30, 2019 due to a fire on October 2, 2018 and also excluding Store #45, which opened for business on October 10, 2019), was $436,000 for the thirteen weeks ended March 28, 2020 as compared to $392,000 for the thirteen weeks ended March 30, 2019, an increase of 11.22%. We expect package liquor store sales to continue to increase throughout the balance of our fiscal year 2020 as compared to 2019 due to what appears to be an increased demand for package liquor store products resulting from COVID 19 and the opening of our new package liquor store located in Kendall, Florida during the first quarter of our fiscal year 2020.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended March 28, 2020 increased $765,000 or 2.75% to $28,611,000 from $27,846,000 for the thirteen weeks ended March 30, 2019. The increase was primarily due to an expected general increase in food costs, offset by actions taken by management in mid-March, 2020 to reduce and/or control costs. We expect our operating costs and expenses will decrease for the balance of our fiscal year 2020 due to cost cutting measures we have implemented because of the negative effects of COVID 19 on our operations, (the “Cost Cutting Measures”). Operating costs and expenses increased as a percentage of total sales to approximately 94.96% in the second quarter of our fiscal year 2020 from 93.64% in the second quarter of our fiscal year 2019.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended March 28, 2020 decreased to $15,628,000 from $15,646,000 for the thirteen weeks ended March 30, 2019. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 66.42% for the thirteen weeks ended March 28, 2020 and 65.29% for the thirteen weeks ended March 30, 2019. We expect that our gross profit margin for restaurant food and bar sales will decrease during the balance of our fiscal year 2020 due to the negative effects of COVID 19 on our restaurant bar operations, the higher gross profit margin item and higher food costs.

Package Store Sales. Gross profit for package liquor store sales for the thirteen weeks ended March 28, 2020 increased to $1,701,000 from $1,373,000 for the thirteen weeks ended March 30, 2019, due primarily to increased package liquor store traffic which we believe has been caused by COVID-19, as well as the opening of our new Store #45 during the first quarter of our fiscal year 2020. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 28.22% for the thirteen weeks ended March 28, 2020 and 26.96% for the thirteen weeks ended March 30, 2019. We anticipate that the gross profit margin for package liquor store merchandise will decrease during our fiscal year 2020 due to higher costs and a reduction in pricing of certain package store merchandise to be more competitive.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended March 28, 2020 increased $85,000 or 0.94% to $9,152,000 from $9,067,000 for the thirteen weeks ended March 30, 2019. Higher payroll and related costs for the thirteen weeks ended March 28, 2020 were primarily due to higher restaurant sales, which require additional payroll and related costs for employees such as cooks, bartenders and servers, and payroll for our new package liquor store in Kendall, Florida. We anticipate that until our restaurant operations are restored to pre-COVID 19 levels, of which there can be no assurance, payroll and related costs will be less than our costs from 2019. Payroll and related costs as a percentage of total sales was 30.38% in the second quarter of our fiscal year 2020 and 30.49% of total sales in the second quarter of our fiscal year 2020.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold purchases and rent expense associated with operating lease liabilities under ASC 842) for the thirteen weeks ended March 28, 2020 increased $349,000 or 23.20% to $1,853,000 from $1,504,000 for the thirteen weeks ended March 30, 2019 due primarily to our adoption of ASC 842. We anticipate that our occupancy costs will increase throughout our fiscal year 2020 as compared to 2019 due primarily to the rent we are required to pay at our new restaurant in development to be located in Sunrise, Florida and our adoption of ASC 842.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended March 28, 2020 increased $142,000 or 2.71% to $5,380,000 from $5,238,000 for the thirteen weeks ended March 30, 2019. Selling, general and administrative expenses increased as a percentage of total sales in the second quarter of our fiscal year 2020 to 17.86% as compared to 17.61% in the second quarter of our fiscal year 2019. We anticipate that until our operations are restored to pre-COVID 19 levels, of which there can be no assurance, our selling, general and administrative expenses will be less than our expenses from 2019, offset by increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense for the thirteen weeks ended March 28, 2020 increased $71,000 or 9.54% to $815,000 from $744,000 from the thirteen weeks ended March 30, 2019. As a percentage of total revenue, depreciation and amortization expense was 2.71% of revenue in the thirteen weeks ended March 28, 2020 and 2.50% of revenue in the thirteen weeks ended March 30, 2019.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended March 28, 2020 increased $17,000 to $198,000 from $181,000 for the thirteen weeks ended March 30, 2019. Interest expense, net, will increase for the balance of our fiscal year 2020 due to our borrowing of an additional $4.5 million during the first quarter of our fiscal year 2020 on the re-financing by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, of its mortgage loan with an unrelated third party lender, increasing the principal amount borrowed from $2.72 million to $7.21 million.

Income Taxes. Income taxes for the thirteen weeks ended March 28, 2020 was a credit of $88,000, as compared to an expense of $257,000 for the thirteen weeks ended March 30, 2019. The income tax credit for the thirteen weeks ended March 28, 2020 reflects an adjustment to the income tax expense for the first quarter of our fiscal year 2020 which was based upon a pre Covid-19 estimated annual net income for our fiscal year 2020.

Net Income. Net income for the thirteen weeks ended March 28, 2020 decreased $45,000 or 3.07% to $1,420,000 from $1,465,000 for the thirteen weeks ended March 30, 2019. Net income for the thirteen weeks ended March 28, 2020 decreased when compared to the thirteen weeks ended March 30, 2019 primarily due to the negative effects of COVID 19 on our operations, our adoption of ASC 842, higher food costs and overall expenses, offset by higher restaurant traffic prior to mid-March 2020, our implementation of the Cost Cutting Measures and the 2019 Price Increases. As a percentage of sales, net income for the second quarter of our fiscal year 2020 is 4.71%, as compared to 4.93% in the second quarter of our fiscal year 2019.

Net Income Attributable to Stockholders. Net income attributable to stockholders for the thirteen weeks ended March 28, 2020 decreased $373,000 or 36.53% to $648,000 from $1,021,000 for the thirteen weeks ended March 30, 2019. Net income attributable to stockholders for the thirteen weeks ended March 28, 2020 decreased when compared to the thirteen weeks ended March 30, 2019 primarily due to the negative effects of COVID 19 on our operations, our adoption of ASC 842, higher food costs and overall expenses, offset by higher restaurant traffic prior to mid-March 2020, our implementation of the Cost Cutting Measures and the 2019 Price Increases. As a percentage of sales, net income for the second quarter of our fiscal year 2020 is 2.15%, as compared to 3.43% in the second quarter of our fiscal year 2019.

Comparison of Twenty Six Weeks Ended March 28, 2020 and March 30, 2019.

Revenues. Total revenue for the twenty-six weeks ended March 28, 2020 increased $3,439,000 or 5.97% to $61,069,000 from $57,630,000 for the twenty-six weeks ended March 30, 2019. The increase in total revenue was due primarily to (i) the cessation of dine-in service and alcohol sales at our restaurants (limiting service to take-out and delivery of food only) and reduced operating hours of our retail package liquor stores not taking place until mid-March 2020 and thereby not adversely affecting our results for the entire twenty-six weeks; (ii) increased restaurant traffic prior to mid-March 2020; (iii) the 2019 Price Increases; and (iv) increased package liquor store sales, offset by the negative effects of COVID 19 on our operations. We expect that total revenue for the balance of our fiscal year 2020 will decrease due to the negative effects of COVID 19 on our operations. We expect that Store #19 will remain closed during the balance of our fiscal year 2020 and accordingly do not expect to generate any revenue from it.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants (food sales) totaled $36,955,000 for the twenty-six weeks ended March 28, 2020 as compared to $35,047,000 for the twenty-six weeks ended March 30, 2019. The increase in restaurant food sales for the twenty-six weeks ended March 28, 2020 as compared to restaurant food sales during the twenty-six weeks ended March 30, 2019 is primarily due to increased traffic prior to mid-March 2020, and the 2019 Price Increases, offset by the negative effects of COVID 19 on our operations. Comparable weekly restaurant food sales (for restaurants open for all of the first and second quarters of our fiscal year 2020 and the first and second quarters of our fiscal year 2019, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the twenty-six weeks ended March 28, 2020 and March 30, 2019 due to a fire on October 2, 2018) and eight restaurants owned by affiliated limited partnerships) was $1,410,000 and $1,348,000 for the twenty-six weeks ended March 28, 2020 and March 30, 2019, respectively, an increase of 4.60%. Comparable weekly restaurant food sales for Company owned restaurants only was $717,000 and $681,000 for the first and second quarters of our fiscal year 2020 and the first and second quarters of our fiscal year 2019, respectively, an increase of 5.29%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $693,000 and $667,000 for the first and second quarters of our fiscal year 2020 and the first and second quarters of our fiscal year 2019, respectively, an increase of 3.90%. We expect that restaurant food sales, including non-alcoholic beverages, for the balance of our fiscal year 2020 will decrease significantly due to the negative effects of COVID 19 on our operations.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages, (bar sales), at restaurants totaled $11,206,000 for the twenty-six weeks ended March 28, 2020 as compared to $11,068,000 for the twenty-six weeks ended March 30, 2019. The increase in restaurant bar sales during the twenty-six weeks ended March 28, 2020 as compared to restaurant bar sales during the twenty-six weeks ended March 30, 2019 is primarily due to increased restaurant traffic prior to mid-March 2020, and the 2019 Price Increases, offset by the negative effects of COVID 19 on our operations. Comparable weekly restaurant bar sales (for restaurants open for all of the first and second quarters of our fiscal year 2020 and the first and second quarters of our fiscal year 2019, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the twenty-six weeks ended March 28, 2020 and March 30, 2019 due to a fire on October 2, 2018), and eight restaurants owned by affiliated limited partnerships) was $431,000 for the twenty-six weeks ended March 28, 2020 and $426,000 for the twenty-six weeks ended March 30, 2019, an increase of 1.17%. Comparable weekly restaurant bar sales for Company owned restaurants only was

$198,000 and $194,000 for the first and second quarters of our fiscal year 2020 and the first and second quarters of our fiscal year 2019, respectively, an increase of 2.06%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $233,000 and $232,000 for the first and second quarters of our fiscal year 2020 and the first and second quarters of our fiscal year 2019, respectively, an increase of 0.43%. We expect that restaurant bar sales for the balance of our fiscal year 2020 will decrease due to the negative effects of COVID 19 on our operations.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $11,734,000 for the twenty-six weeks ended March 28, 2020 as compared to $10,227,000 for the thirteen weeks ended March 30, 2019, an increase of $1,507,000. This increase was primarily due to increased package liquor store traffic (i) despite COVID 19; and because of the opening of our new retail package liquor store (Store #45) located in Kendall, Florida during the first quarter of our fiscal year 2020. The weekly average of same store package liquor store sales, which includes eight (8) Company owned package liquor stores, (excluding Store #19, which was closed for the twenty-six weeks ended March 28, 2020 and March 30, 2019 due to a fire on October 2, 2018 and also excluding Store #45, which opened for business on October 10, 2019), was $426,000 for the twenty-six weeks ended March 28, 2020 as compared to $393,000 for the twenty-six weeks ended March 30, 2019, an increase of 8.40%. We expect package liquor store sales to continue to increase throughout the balance of our fiscal year 2020 due to what appears to be an increased demand for package liquor store products resulting from COVID-19 and the opening of our new package liquor store located in Kendall, Florida during the first quarter of our fiscal year 2020.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the twenty-six weeks ended March 28, 2020 increased $3,236,000 or 5.87% to $58,321,000 from $55,085,000 for the twenty-six weeks ended March 30, 2019. The increase was primarily due to an expected general increase in food costs, offset by our implementation of the Cost Cutting Measures. . We expect our operating costs and expenses will decrease for the balance of our fiscal year 2020 due to our implementation of the Cost Cutting Measures. Operating costs and expenses increased as a percentage of total sales to approximately 95.58% in the twenty-six quarter of our fiscal year 2020 from 92.91% in the twenty-six quarter of our fiscal year 2019.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the twenty-six weeks ended March 28, 2020 increased to $31,837,000 from $30,073,000 for the twenty-six weeks ended March 30, 2019. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 66.11% for the twenty-six weeks ended March 28, 2020 and 65.21% for the twenty-six weeks ended March 30, 2019. We expect that our gross profit margin for restaurant food and bar sales will decrease during the balance of our fiscal year 2020 due to the negative effects of COVID 19 on our restaurant bar operations, the higher gross margin item and higher food costs.

Package Store Sales. Gross profit for package liquor store sales for the twenty-six weeks ended March 28, 2020 increased to $3,269,000 from $2,741,000 for the twenty-six weeks ended March 30, 2019, due primarily to increased package liquor store traffic which we believe has been caused by COVID-19 and the opening of our new retail package liquor store (Store #45) located in Kendall, Florida during the first quarter of our fiscal year 2020. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 27.86% for the twenty-six weeks ended March 28, 2020 and 26.80% for the twenty-six weeks ended March 30, 2019. We anticipate that the gross profit margin for package store merchandise will decrease during our fiscal year 2020 due to higher costs and a reduction in pricing of certain package store merchandise to be more competitive.

Payroll and Related Costs. Payroll and related costs for the twenty-six weeks ended March 28, 2020 increased $1,004,000 or 5.68% to $18,669,000 from $17,665,000 for the twenty-six weeks ended March 30, 2019. Higher payroll and related costs for the thirteen weeks ended March 28, 2020 were primarily due to higher restaurant sales, which require additional payroll and related costs for employees such as cooks, bartenders and servers, and payroll for our new package liquor store in Kendall, Florida. We anticipate that, until our restaurant operations are restored to pre-COVID 19 levels, of which there can be no assurance, payroll and related costs will be less than our costs from 2019. Payroll and related costs as a percentage of total sales was 30.57% in the twenty-six weeks ended March 28, 2020 and 30.65% of total sales in the twenty- six weeks ended March 30, 2019.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold purchases and rent expense associated with operating lease liabilities under ASC 842) for the twenty-six weeks ended March 28, 2020 increased $696,000 or 23.09% to $3,710,000 from $3,014,000 for the twenty-six weeks ended March 30, 2019 due primarily to our adoption of ASC 842. We anticipate that our occupancy costs will increase throughout our fiscal year 2020 due primarily to the rent we are required to pay pursuant to the newly acquired lease agreement for our new restaurant in development to be located in Sunrise, Florida and our adoption of ASC 842.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the twenty-six weeks ended March 28, 2020 increased $276,000 or 2.54% to $11,153,000 from $10,877,000 for the twenty six weeks ended March 30, 2019. Selling, general and administrative expenses increased as a percentage of total sales for the twenty-six weeks ended March 28, 2020 to 18.26% as compared to 18.87% for the twenty-six weeks ended March 30, 2019. We anticipate that until our operations are restored to pre-COVID 19 levels, of which there can be no assurance, our selling, general and administrative expenses will be less than our expenses from 2019, offset by increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense for the twenty-six weeks ended March 28, 2020 increased $168,000 or 11.48% to $1,632,000 from $1,464,000 from the twenty-six weeks ended March 30, 2019. As a percentage of total revenue, depreciation and amortization expense was 2.67% of revenue in the twenty-six weeks ended March 28, 2020 and 2.54% of revenue in the twenty-six weeks ended March 30, 2019.

Interest Expense, Net. Interest expense, net, for the twenty-six weeks ended March 28, 2020 increased $36,000 to $402,000 from $366,000 for the twenty-six weeks ended March 30, 2019. Interest expense, net, will increase for the balance of our fiscal year 2020 due to our borrowing of an additional $4.5 million during the first quarter of our fiscal year 2020 on the re-financing by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, of its mortgage loan with an unrelated third party lender, increasing the principal amount borrowed from $2.72 million to $7.21 million.

Income Taxes. Income taxes for the twenty-six weeks ended March 28, 2020 was $30,000 and $344,000 for the twenty-six weeks ended March 30, 2019. Income taxes for the twenty six weeks ended March 28, 2020 reflect a post Covid-19 estimated annual net income for our fiscal year 2020.

Net Income. Net income for the twenty-six weeks ended March 28, 2020 decreased $122,000 or 4.95% to $2,341,000 from $2,463,000 for the twenty-six weeks ended March 30, 2019. Net income for the twenty-six weeks ended March 28, 2020 decreased when compared to the twenty-six weeks ended March 30, 2019 primarily due to the negative effects of COVID 19 on our operations. our adoption of ASC 842, higher food costs and overall expenses, offset by higher restaurant traffic prior to mid-March 2020, our implementation of the Cost Cutting Measures and the 2019 Price Increases. As a percentage of sales, net income for the twenty-six weeks ended March 28, 2020 is 3.83%, as compared to 4.27% in the twenty-six weeks ended March 30, 2019.

Net Income Attributable to Stockholders. Net income attributable to stockholders for the twenty-six weeks ended March 28, 2020 decreased $622,000 or 35.26% to $1,142,000 from $1,764,000 for the twenty-six weeks ended March 30, 2019. Net income attributable to stockholders for the twenty-six weeks ended March 28, 2020 decreased when compared to the twenty-six weeks ended March 30, 2019 primarily due to the negative effects of COVID 19 on our operations, our adoption of ASC 842, higher food costs and overall expenses, offset by higher restaurant traffic prior to mid-March 2020, our implementation of the Cost Cutting Measures and the 2019 Price Increases. As a percentage of sales, net income for the twenty-six weeks ended March 28, 2020 is 1.87%, as compared to 3.06% for the twenty-six weeks ended March 30, 2019.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to advance pre-opening costs, including but not limited to pre-opening rent for the new locations. During the thirteen weeks ended March 28, 2020, we had one new restaurant location in Sunrise, Florida in the development stage and have advanced $646,000 through March 28, 2020. During the fourth quarter of our fiscal year 2019, we entered leases for two spaces adjacent to each other, to house a new “Flanigan’s Seafood Bar and Grill” as well as a “Big Daddy’s Wine and Liquors” in a shopping center in Miramar, Florida, which shopping center is currently under construction.

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

COVID-19 has and will continue to materially and adversely affect our restaurant business for what may be a prolonged period of time. This damage and disruption has resulted from events and factors that were impossible for us to predict and are beyond our control. As a result, and despite experiencing increased sales and traffic at certain of our package liquor stores, COVID-19 has materially adversely affected our results of operations for the thirteen weeks ended March 28, 2020, and will, in all likelihood, impact our results of operations, liquidity and/or financial condition for the remainder of fiscal year 2020 and into our fiscal year 2021. The extent to which our restaurant business may be adversely impacted and its effect on our operations, liquidity and/or financial condition cannot be accurately predicted.

We are not actively searching for locations for the operation of new package liquor stores, but when our attempt to expand “The Whale’s Rib” restaurant concept in Miami, Florida was abandoned, we decided that the space we had targeted for the “The Whales Rib” would be ideal for the operation of a package liquor store and during the fourth quarter of our fiscal year 2018, we received governmental approval to operate a package liquor store at that location. The new package liquor store (Store #45) located in Kendall, Florida opened for business in October, 2019. During the fourth quarter of our fiscal year 2019, we entered a lease to house a new “Big Daddy’s Wine & Liquors” package liquor store in space adjacent to where we are planning a new “Flanigan’s Seafood Bar and Grill”, restaurant in a shopping center in Miramar, Florida, which shopping center is currently under construction.

Liquidity and Capital Resources

We fund our operations through cash from operations. As of March 28, 2020, we had cash of approximately $18,061,000, an increase of $4,389,000 from our cash balance of $13,672,000 as of September 28, 2019. During the first quarter of our fiscal year 2020, our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, re-financed its mortgage loan with an unrelated third party lender, increasing the principal amount borrowed from $2.72 million to $7.21 million.

Subsequent to the end of the second quarter of our fiscal year 2020, we, as well as certain of the entities owning the limited partnership stores (the “LP’s”), franchised stores (the “Franchisees”) as well as the store we manage but do not own (the “Managed Store”) (collectively, the “Borrowers”), applied for and received loans from an unrelated third party lender (the “Lender”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $13.1 million (the “PPP Loans”), of which approximately: (i) $5.9 million was loaned to us ; (ii) $4.1 million was loaned to 8 of the LP’s ; (iii) $2.6 million was loaned to 5 of the Franchisees; and (iv) $0.5 million was loaned to the Managed Store.

The PPP Loans, which are in the form of Notes issued by each of the Borrowers, mature two years from the date of funding (dates ranging from May 5, 2022 to May 11, 2022) and bear interest at a rate of 1.00% per annum, payable monthly commencing approximately six months from the date of issuance of the Notes (dates ranging from April 30, 2020 to May 6, 2020). The Notes may be prepaid by the applicable Borrower at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loans will be available to the respective Borrower to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, including rent and interest on mortgages and other debt obligations incurred before February 15, 2020. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent the proceeds of the PPP Loans are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. No assurance can be given that the Borrowers will obtain forgiveness of the PPP Loan in whole or in part.

With respect to any portion of any of the PPP Loans that is not forgiven under the terms of the PPP, such amounts will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the applicable PPP Note and cross-defaults on any other loan with the Lender or other creditors.

Notwithstanding the negative effects of COVID 19 on our operations, we believe that our current cash availability from our cash on hand, positive cash flow from operations and borrowed funds will be sufficient to fund our operations and planned capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the twenty six weeks ended March 28, 2020 and March 30, 2019.

	---------Twenty Six Weeks Ended--------
	March 28, 2020	March 30, 2019
	(in Thousands)

Net cash provided by operating activities	$4,213	$5,069
Net cash used in investing activities	(1,982)	(2,530)
Net cash provided by (used in) financing activities	2,158	(2,480)

Net Increase in Cash and Cash Equivalents	4,389	59

Cash and Cash Equivalents, Beginning	13,672	13,414

Cash and Cash Equivalents, Ending	$18,061	$13,473

On March 24, 2020, due to the negative effects of COVID 19 on our operations, our Board of Directors cancelled a previously declared cash dividend of $.30 per share to shareholders of record on March 20, 2020 and payable on April 3, 2020. During the twenty-six weeks ended March 30, 2019, our Board of Directors declared and paid a cash dividend of 28 cents per share to shareholders of record on March 16, 2019. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During the twenty-six weeks ended March 28, 2020, we acquired property, plant and equipment and construction in progress of $1,640,000, (of which $61,000 was deposits recorded in other assets and $2,000 was purchase deposits transferred to construction in process as of September 28, 2019), which amount included $263,000 for the renovation to two (2) existing limited partnership restaurants and $254,000 for renovations to four (4) Company owned restaurants. During the twenty six weeks ended March 30, 2019, we acquired property, plant and equipment and construction in progress of $4,199,000, (of which $1,300,000 was for the purchase of vacant real property in Pompano Beach, Florida, $584,000 was for the purchase of construction in process and $486,000 was from deposits recorded in other assets as of September 29, 2018), which amount included $73,000 for the renovation to one (1) existing limited partnership restaurant and $213,000 for renovations to three (3) Company owned restaurants.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2020 to be approximately $750,000, excluding construction/renovations to Store #19 (our combination package liquor store and restaurant which is being rebuilt due to damages caused by a fire) and Store #85 (our Sunrise, Florida restaurant location in development), $517,000 of which has been spent through March 28, 2020.

Long Term Debt

As of March 28, 2020, we had long term debt of $17,448,000, as compared to $14,574,000 as of March 30, 2019, and $13,080,000 as of September 28, 2019. Our long term debt increased as of March 28, 2020 as compared to September 28, 2019 due to the re-financing of its mortgage loan by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, increasing the principal amount borrowed from $2.72 million to $7.21 million and $1,281,000 for financed insurance premiums, less any payments made on account thereof. As of March 28, 2020, we are in compliance with the covenants of all loans with our lender.

As of March 28, 2020, the aggregate principal balance owed from the financing of our insurance policies is $1,048,000.

Construction Contracts

a. 2505 N. University Drive, Hollywood, Florida (Store #19)

During our fiscal year 2018 and prior to it being closed in the first quarter of our fiscal year 2019 due to damages caused by a fire, we entered into an agreement with a third party unaffiliated general contractor for design and development services for the construction of a new building (the “New Building”) on a parcel of real property which we own and which is adjacent to the real property where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operated until it was closed in October, 2018 due to damages caused by a fire for a total contract price of for a total contract price of $127,000 (the “$127,000 Contract”). We plan to re-locate our package liquor store at the property to the New Building. During the term of the $127,000 Contract, we agreed to change orders which had the effect of increasing the total contract price of the same to $138,000, and during the second quarter of our fiscal year 2019, we paid the balance of the total contract price of the $127,000 Contract, in the amount of $25,000. During the first quarter of our fiscal year 2020, we agreed upon changes to the $127,000 Contract for additional design and development services for the construction of the New Building which had the effect of increasing the total contract price of the same by $10,000 to $148,000, of which $6,000 has been paid through March 28, 2020.

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated architect for design and development services totaling $77,000 for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) which has been closed since October 2018 due to damages caused by a fire, of which $62,000 has been paid. Additionally, during the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work at this location totaling $1,618,000, (i) to connect the real property where this restaurant operated (Store #19) to city sewer and (ii) to construct a new building on the adjacent parcel of real property for the operation of a package liquor store, of which $-0- has been paid through March 28, 2020.

b. 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85)

During the third quarter of our fiscal year 2019, we also entered into an agreement with a third party unaffiliated design group for design and development services of our new location at 14301 W. Sunrise Boulevard, Sunrise, Florida 33323 (Store #85) for a total contract price of $122,000. During the first quarter of our fiscal year 2020, we agreed upon amendments to the $122,000 Contract for additional design and development services which had the effect of increasing the total contract price by $18,000 to $140,000, of which $97,000 has been paid through March 28, 2020.

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended March 28, 2020, March 30, 2019 and our fiscal year ended September 29, 2018.

Item	March 28, 2020	March 30, 2019	Sept. 28, 2019
	(in Thousands)

Current Assets	$25,324	$19,746	$19,593
Current Liabilities	15,957	16,734	13,129
Working Capital	$9,367	$3,012	$6,464

Our working capital increased during our fiscal quarter ended March 28, 2020 from our working capital for our fiscal quarter ended March 30, 2019 and our fiscal year ended September 28, 2019 due to the cash received from the re-financing by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, of a mortgage loan, increasing the principal amount from $2.72 million to $7.21 million, offset by $648,000 due to our adoption of ASC 842.

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that our cash on hand, cash flow from operations and funds available from our borrowings will adequately fund operations, debt reductions and planned capital expenditures throughout our fiscal year 2020.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Inflation

The primary inflationary factors affecting our operations are food, beverage and labor costs. A large number of restaurant personnel are paid at rates based upon applicable minimum wage and increases in minimum wage directly affect labor costs. To date, inflation has not had a material impact on our operating results, but this circumstance may change in the future if food and fuel costs rise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of March 28, 2020 held no equity securities.

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

At March 28, 2020, we had two variable rate debt instruments outstanding that are impacted by changes in interest rates. In January, 2013, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”). In December, 2016, we closed on a secured revolving line of credit which entitled us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”), which on December 28, 2017 converted to a term loan (the “Term Loan”).

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following two (2) interest rate swap agreements:

(i)        The first interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at March 28, 2020, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(ii)        The second interest rate swap agreement entered into in December, 2016 and became effective December 28, 2017, relates to the Term Loan (the “Term Loan Swap”). The Term Loan Swap requires us to pay interest for a five (5) year period at a fixed rate of 4.61% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at March 28, 2020, the interest rate swap agreement is an effective hedging agreement and the fair value was not material

At March 28, 2020, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

As of March 28, 2020, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934) . Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 28, 2020.

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

ITEM 1A. RISK FACTORS

For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 28, 2019 filed with the SEC on December 20, 2019 as well as other periodic reports.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the twenty-six weeks ended March 28, 2020 and March 30, 2019, we did not purchase any shares of our common stock. As of March 28, 2020, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

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

FLANIGAN’S ENTERPRISES, INC.

Date: June 26, 2020	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)