Form 10-Q/A
period 2020-03-28
FLANIGANS ENTERPRISES INC
filed 2020-07-14
CIK 12040

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of Flanigan's Enterprises, Inc. (the “Company”) that was filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 26, 2020 (the “Quarterly Report”) is to add this Explanatory Note regarding the Company’s reliance on SEC Release No. 34-88465 (the “SEC Order”) issued by the SEC on March 25, 2020, under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the filing of the Quarterly Report. The SEC Order provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus (“COVID-19”) outbreak by extending, subject to the conditions of the SEC Order, the filing deadline by up to 45 days for certain Exchange Act reports due on or before July 1, 2020.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2020, the Company determined to rely on the relief provided by the SEC Order to delay the filing of the Quarterly Report due to circumstances related to the COVID-19 pandemic.

The unprecedented outbreak of COVID-19 in the United States caused the cessation of dine-in service at all of the Company’s restaurants and a shift to a take-out or delivery only operating model from mid-March until mid-May 2020, the cessation of the sale of alcoholic beverages at the Company’s restaurants, and reduced hours at the Company’s retail package liquor stores. In addition, due to COVID 19, the Company laid off a significant number of employees and substantially modified its corporate operations. From mid-May there was a gradual elimination of restrictions on the Company’s restaurant operations, permitting the Company to, among other things, operate at up to 50% dine-in capacity (depending on the location of the restaurant), but with no bar service and increased operating hours at our package liquor stores. This disruption of the Company’s operations and business resulted in the Company being unable to timely prepare and file the Quarterly Report that was due May 12, 2020 (the “Original Due Date”), and therefore the Company elected to rely on the conditional filing relief provided under the SEC Order.

No other changes have been made to the Quarterly Report, except that Part II, Item 6 of the Quarterly Report is also being amended to refer to the updated Exhibit Index that is included herein for the purpose of including an abbreviated Section 302 Certification that is being filed herewith. This Form 10-Q/A speaks as of the original filing date of the Quarterly Report and has not been updated to reflect events occurring subsequent to the original filing date.

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

FLANIGAN'S ENTERPRISES, INC.

Date: July 13, 2020	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)