Form 10-Q
period 2020-06-27
FLANIGANS ENTERPRISES INC
filed 2020-08-12
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020

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

Yes ☐ No ☒

On August 11, 2020, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

LIST XBRL DOCUMENTS

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

REVENUES:
Restaurant food sales	$14,514	$18,447	$51,469	$53,494
Restaurant bar sales	1,630	5,652	12,836	16,720
Package store sales	7,099	4,752	18,833	14,979
Franchise related revenues	278	414	945	1,210
Rental income	151	186	554	576
Other operating income (Loss)	(9)	61	95	163
	23,663	29,512	84,732	87,142

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	5,388	8,381	21,712	24,423
Package goods	5,243	3,419	13,708	10,906
Payroll and related costs	7,913	9,105	26,582	26,770
Occupancy costs	1,645	1,533	5,355	4,547
Selling, general and administrative expenses	4,206	5,130	15,359	16,007
	24,395	27,568	82,716	82,653
Income (Loss) from Operations	(732)	1,944	2,016	4,489

OTHER INCOME (EXPENSE):
Interest expense	(196)	(175)	(598)	(541)
Interest and other income	12	16	37	42
Insurance recovery, net of casualty loss	—	—	—	602
	(184)	(159)	(561)	103

Income (Loss) before Provision for Income Taxes	(916)	1,785	1,455	4,592

Benefit (Provision) for Income Taxes	53	(309)	23	(653)

Net Income (Loss)	(863)	1,476	1,478	3,939

Less: Net income (Loss) attributable to noncontrolling interests	(408)	508	791	1,207

Net income (Loss) attributable to stockholders	$(455)	$968	$687	$2,732

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Continued)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Net Income (Loss) Per Common Share:
Basic and Diluted	($0.24)	$0.52	$0.37	$1.47

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,858,647	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 27, 2020 (UNAUDITED) AND SEPTEMBER 28, 2019

(in thousands)

ASSETS

	June 27, 2020	September 28, 2019

CURRENT ASSETS:

Cash and cash equivalents	$30,482	$13,672
Prepaid income taxes	14	55
Other receivables	887	870
Inventories	3,750	3,292
Prepaid expenses	2,155	1,704

Total Current Assets	37,288	19,593

Property and Equipment, Net	46,439	46,187
Construction in progress	770	1,292
	47,209	47,479

Right-of-use assets, operating leases	25,543	—

Investment in Limited Partnership	219	231

OTHER ASSETS:

Liquor licenses	630	630
Deferred tax asset	313	249
Leasehold purchases, net	222	296
Other	247	277

Total Other Assets	1,412	1,452

Total Assets	$111,671	$68,755

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 27, 2020 (UNAUDITED) AND SEPTEMBER 28, 2019

(in thousands)

(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 27, 2020	September 28, 2019

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$8,644	$8,532
Due to franchisees	4,216	2,553
Current portion of long term debt	5,150	1,983
Current portion of operating lease liabilities	3,154	—
Current portion of deferred rent	—	61

Total Current Liabilities	21,164	13,129

Long Term Debt, Net of Current Maturities	22,007	11,097

Operating lease liabilities, non current	23,408	—

Total Liabilities	66,579	24,226

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	38,425	37,738
Treasury stock, at cost, 2,338,995 shares at June 27, 2020 and 2,338,995 shares at September 28, 2019	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	39,008	38,321
Noncontrolling interest	6,084	6,208
Total equity	45,092	44,529

Total liabilities and equity	$111,671	$68,755

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THIRTEEN WEEKS ENDED JUNE 27, 2020 AND JUNE 29, 2019

			Capital in
	Common Stock		Excess of	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, September 28, 2019	4,198	$420	$6,240	$37,738	2,339	$(6,077)	$6,208	$44,529

Net income	—	—	—	494	—	—	427	921
Distributions to noncontrolling interests	—	—	—	—	—	—	(432)	(432)

Balance, December 28, 2019	4,198	$420	$6,240	$38,232	2,339	$(6,077)	$6,203	$45,018

Net income				648			772	1,420
Distributions to noncontrolling interests							(483)	(483)

Balance, March 28, 2020	4,198	$420	$6,240	$38,880	2,339	$(6,077)	$6,492	$45,955

Net income (Loss)				(455)			(408)	(863)

Balance, June 27, 2020	4,198	$420	$6,240	$38,425	2,339	$(6,077)	$6,084	$45,092

			Capital in
	Common Stock		Excess of	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total
Balance, September 29, 2018	4,198	$420	$6,240	$34,610	2,339	$(6,077)	$6,149	$41,342

Net income	—	—	—	743	—	—	255	998
Distributions to noncontrolling interests	—	—	—	—	—	—	(437)	(437)

Balance, December 29, 2018	4,198	$420	$6,240	$35,353	2,339	$(6,077)	$5,967	$41,903

Net income				1,021			444	1,465
Distributions to noncontrolling interests							(464)	(464)
Dividends paid				(521)				(521)

Balance, March 30, 2019	4,198	$420	$6,240	$35,853	2,339	$(6,077)	$5,947	$42,383

Net income				968			508	1,476
Distributions to noncontrolling interests							(365)	(365)
Acquisition of minority interest							(5)	(5)
Dividends paid				1				1

Balance, June 29, 2019	4,198	$420	$6,240	$36,822	2,339	$(6,077)	$6,085	$43,490

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY NINE WEEKS ENDED JUNE 27, 2020 AND JUNE 29, 2019

(in thousands)

	June 27, 2020	June 29, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,478	$3,939
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,367	2,154
Amortization of leasehold purchases	74	91
Amortization of operating lease right of use asset	2,269	—
Loss on abandonment of property and equipment	21	52
Insurance recovery, net of casualty loss	—	118
Amortization of deferred loan costs	25	24
Deferred income tax	(64)	362
Deferred rent	—	(10)
Income from unconsolidated limited partnership	(6)	(13)
Changes in operating assets and liabilities: (increase) decrease in
Other receivables	(17)	(30)
Prepaid income taxes	41	131
Inventories	(458)	(435)
Prepaid expenses	982	958
Other assets	378	(193)
Increase (decrease) in:
Accounts payable and accrued expenses	(5)	(1,216)
Operating lease liabilities	(1,311)	—
Due to franchisees	1,663	261
Net cash and cash equivalents provided by operating activities:	7,438	6,193

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(1,897)	(3,685)
Purchase of construction in process	(176)	(775)
Deposit on property and equipment	(446)	(140)
Proceeds from sale of property and equipment	53	32
Insurance recovery	—	1,068
Distributions from unconsolidated limited partnerships	18	30
Net cash and cash equivalents used in investing activities:	(2,448)	(3,470)

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JUNE 27, 2020 AND JUNE 29, 2019

(in thousands)

(Continued)

	June 27, 2020	June 29, 2019

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(1,697)	(2,063)
Proceeds from long-term debt	14,433	250
Dividends paid	—	(520)
Purchase of noncontrolling limited partnership Interests	—	(5)
Distributions to limited partnership noncontrolling partners	(915)	(1,266)
Net cash and cash equivalents provided by (used in) financing activities:	11,821	(3,604)

Net Increase (Decrease) in Cash and Cash Equivalents	16,810	(881)

Beginning of Period	13,672	13,414

End of Period	$30,482	$12,533

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$598	$541
Income taxes	$—	$55

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,317	$1,041
Purchase deposits transferred to property and equipment	$96	$548
Purchase deposits transferred to CIP	$2	$236
CIP transferred to property and equipment	$700	$3,165
Insurance recovery receivable	$—	$132
Right-of-use assets and associated liabilities arising from adoption of ASC 842	$27,822	$—

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 27, 2020

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the periods ended June 27, 2020 and June 29, 2019 are unaudited. Financial information as of September 28, 2019 has been derived from the audited financial statements of Flanigan’s Enterprises Inc., a Florida corporation, together with its subsidiaries, (the “Company”, “we”, “our”, “ours”, and “us” as the context requires), but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 28, 2019. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 2 shows the amounts used in computing earnings per share and the effects on income. As of June 27, 2020 and June 29, 2019, no stock options were outstanding.

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

Index

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

(b) Financed Insurance Premiums

During the thirty-nine weeks ended June 27, 2020, we bound and financed through an unrelated third party lender the premiums on the following property, general liability, excess liability and terrorism insurance policies:

Index

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

As of June 27, 2020, the aggregate principal balance owed to the third party lender from the financing of our insurance policies is $729,000, excluding amounts which are reimbursed by our franchises for insurances covering their operations, but including the annual premiums for boiler insurance ($2,000) and directors and officers liability insurance ($34,000), which were added to the finance agreement during the third quarter of our fiscal year 2020 and are financed over the balance of the term of the same.

Index

(c) Paycheck Protection Loans

During the third quarter of our fiscal year 2020, we, certain of the entities owning the limited partnership stores (the “LP’s”), franchised stores (the “Franchisees”), as well as the store we manage but do not own (the “Managed Store”) (collectively, the “Borrowers”), applied for and received loans from an unrelated third party lender pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $13.1 million, (the “PPP Loans”), of which approximately: (i) $5.9 million was loaned to us ; (ii) $4.1 million was loaned to 8 of the LP’s ; (iii) $2.6 million was loaned to 5 of the Franchisees; and (iv) $0.5 million was loaned to the Managed Store. The PPP Loans to the Franchisees and the Managed Store are not included in our consolidated financial statements.

The PPP Loans, which are in the form of Notes issued by each of the Borrowers, mature five years from the date of funding (dates ranging from May 5, 2025 to May 11, 2025) and bear interest at a rate of 1.00% per annum, payable monthly commencing approximately six months from the date of issuance of the Notes (issuance dates ranging from April 30, 2020 to May 6, 2020). The Notes may be prepaid by the applicable Borrower at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loans will be available to the respective Borrower to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, including rent and interest on mortgages and other debt obligations incurred before February 15, 2020. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent the proceeds of the PPP Loans are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. No assurance can be given that the Borrowers will obtain forgiveness of the PPP Loans in whole or in part.

With respect to any portion of any of the PPP Loans that is not forgiven under the terms of the PPP, such amounts will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the applicable PPP Note and cross-defaults on any other loan with the Lender or other creditors.

Index

(6) COMMITMENTS AND CONTINGENCIES:

Construction Contracts

a. 2505 N. University Drive, Hollywood, Florida (Store #19)

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated architect for design and development services totaling $77,000 for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) which has been closed since October 2018 due to damages caused by a fire, of which $62,000 has been paid. Additionally, during the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work at this location totaling $1,618,000, (i) to connect the real property where this restaurant operated (Store #19) to city sewer and (ii) to construct a new building on the adjacent parcel of real property for the operation of a package liquor store, of which $-0- has been paid through June 27, 2020.

b. 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85)

During the third quarter of our fiscal year 2019, we also entered into an agreement with a third party unaffiliated design group for design and development services of our new location at 14301 W. Sunrise Boulevard, Sunrise, Florida 33323 (Store #85) for a total contract price of $122,000. During the first quarter of our fiscal year 2020, we agreed upon amendments to the $122,000 Contract for additional design and development services which had the effect of increasing the total contract price by $18,000 to $140,000, of which $97,000 has been paid through June 27, 2020.

Index

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

Following adoption of ASC 842, common area maintenance and property taxes are not considered to be lease components.

The components of lease expense are as follows:

	13 Weeks	39 Weeks
	Ended June 27, 2020	Ended June 27, 2020
Operating Lease Expense,	$1,131,000	$3,391,000
which is included in occupancy costs

Total loan costs recorded as rent and other occupancy costs include fixed operating lease costs and variable lease costs. Variable lease costs include certain expenses, such as CAM costs and real estate taxes. In addition to the above costs, variable lease costs also include amounts based on a percentage of gross sales in excess of specified levels and are recognized when probable and are not included in determining the present value of our lease liability.

The components of lease costs:

	13 Weeks	39 Weeks
	Ended June 27, 2020	Ended June 27, 2020
Operating lease costs	$1,131,000	$3,391,000
Variable lease costs	$415,000	$1,433,000

Supplemental balance sheet information related to leases as follows:

	Classification on the
	Condensed Consolidated
	Balance Sheet	June 27, 2020
Assets
Operating lease assets	Other non-current assets	$25,543,000

Liabilities
Other current liabilities	Current liabilities	$3,154,000
Operating lease liabilities	Other non-current liabilities	$23,408,000

Weighted Average Remaining Lease Term:
Operating leases		8.59 Years

Weighted Average Discount:
Operating leases		5.5%

The following table outlines the minimum future lease payments for the next five years and thereafter:

For fiscal year
2020 (Three months)	$828,000
2021	4,506,000
2022	3,172,000
2023	3,193,000
2024	3,234,000

Index

Thereafter	19,942,000
Total lease payments (Undiscounted cash flows)	34,875,000

Less imputed interest	(8,313,000)
Total	$26,562,000

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

(7) CORONAVIRUS PANDEMIC

The novel coronavirus pandemic and related “shelter-in-place” orders and other governmental mandates (“COVID 19”) adversely affected our restaurant operations and financial results through June 27, 2020 and will, in all likelihood continue to adversely affect our restaurant operations and financial results for the foreseeable future. Due to COVID-19, from mid-March 2020 through mid-May 2020, we ceased dine-in service at all of our restaurants, limiting service to take-out and delivery only, ceased the sale of alcoholic beverages at our restaurants and implemented reduced hours at our retail package liquor stores. From mid-May 2020 through the beginning of July, 2020, there was a gradual elimination of restrictions on our restaurant operations, permitting us to, among other things, operate at up to 50% capacity (depending on the location of the restaurant), but with no bar service and increased operating hours at our package liquor stores. Since the beginning of July, 2020, we ceased dine-in service at all of our Miami-Dade County, Florida restaurants, except for outdoor seating (2 Company owned and 6 limited partnership owned restaurants), and continue to operate at up to 50% capacity at all other of our restaurants, but with no bar service. Due to COVID 19, we implemented (i) certain cost cutting measures including material layoffs at our restaurants and reduced corporate personnel salaries; and (ii) a number of changes to our operations such as the establishment of an in-house delivery service and an adjustment to our traditional staffing model to meet customer demand.

From the end of March, 2020 through mid-May, 2020, 525 restaurant personnel were laid off, representing total annualized salary savings of approximately $1.04 million. In addition, the salaries of all our non-executive corporate office personnel were reduced by 20%, the base salaries of our Chief Operating Officer and Chief Financial Officer were each reduced by 50% and our Chief Executive Officer has waived his base salary. During the third quarter of our fiscal year 2020, we, certain of the entities owning the limited partnership stores (the “LP’s”), franchised stores (the “Franchisees”) as well as the store we manage but do not own (the “Managed Store”), (collectively, the “Borrowers”), applied for and received loans from an unrelated third party lender pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $13.1 million, (the “PPP Loans”), of which approximately: (i) $5.9 million was loaned to us ; (ii) $4.1 million was loaned to 8 of the LP’s ; (iii) $2.6 million was loaned to 5 of the Franchisees; and (iv) $0.5 million was loaned to the Managed Store. The PPP Loans to the Franchisees and the Managed Store are not included in our consolidated financial statements. Due to our receipt of the PPP Loans, we reversed certain cost cutting measures, including reinstating employees laid off at our restaurants in anticipation of resuming dine-in service and restoring corporate personnel salaries.

Index

The PPP Loans, which are in the form of Notes issued by each of the Borrowers, mature five years from the date of funding (dates ranging from May 5, 2025 to May 11, 2025), and bear interest at a rate of 1.00% per annum, payable monthly commencing approximately six months from the date of issuance of the Notes (issuance dates ranging from April 30, 2020 to May 6, 2020). The Notes may be prepaid by the applicable Borrower at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loans will be available to the respective Borrower to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, including rent and interest on mortgages and other debt obligations incurred before February 15, 2020. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent the proceeds of the PPP Loans are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. No assurance can be given that the Borrowers will obtain forgiveness of the PPP Loan in whole or in part.

With respect to any portion of any of the PPP Loans that is not forgiven under the terms of the PPP, such amounts will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the applicable PPP Note and cross-defaults on any other loan with the Lender or other creditors.

We do not believe COVID-19 has had a material adverse effect on our access to supplies or labor, although there can be no assurance that there will not be a significant adverse impact on our supply chain or access to labor in the future. We are actively monitoring our food suppliers to determine how they are managing their operations to mitigate supply flow and food safety risks. To ensure we mitigate potential supply availability risk, we are building additional inventory back stock levels when appropriate and we have also identified alternative supply sources in key product categories including but not limited to food, sanitation and safety supplies.

Index

Prior to obtaining the PPP Loans, we were in compliance with the financial covenants contained in our five (5) loans with our unrelated third party institutional lender (the “Institutional Lender”) under which as of June 27, 2020, we owe in the aggregate approximately $12,600,000 (the “Institutional Loans”). We have determined that as of June 27, 2020, we are not in compliance with our financial covenants contained in each of the Institutional Loans related to the Rent Adjusted Funded Debt to EBITDA Ratio because our consolidated debt as of June 27, 2020 increased due to the repayment obligations caused by our repayment obligations under the PPP Loans (the “Covenant Breach’). The Institutional Loans each contain a cross-default provision. Under these cross-default provisions, a default under an Institutional Loan may constitute a ‘default’ under all Institutional Loans. Pursuant to the terms of the Institutional Loans, a default, including but not limited to the Covenant Breach, grants the Institutional Lender the right to exercise certain remedies under the Institutional Loans, including the right to accelerate the indebtedness owed by us to the Institutional Lender thereunder. On August 10, 2020, we received a written waiver of the Covenant Breach from the Institutional Lender, which, among other things, waives the Covenant Breach through June 30, 2021.

There can be no assurances that we will be in compliance with our financial covenants thereafter due to, among other things, that our results of operations will likely continue to be materially impacted by the COVID-19 pandemic. Absent a waiver, failure to be in compliance with our financial covenants would constitute a default under the Institutional Loans with our Institutional Lender when reported. Such a default, if not cured or waived, would allow the Institutional Lender to accelerate the maturity of the indebtedness we owe under the Institutional Loans, making it due and payable at the time. If maturity of the Institutional Loans were accelerated, it would have a material adverse impact on our consolidated financial statements and results of operations.

Index

(8)        BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks and thirty nine weeks ended June 27, 2020 and June 29, 2019, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items has been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

Index

	(in thousands)
	Thirteen Weeks Ending June 27, 2020	Thirteen Weeks Ending June 29, 2019
Operating Revenues:
Restaurants	$16,144	$24,099
Package stores	7,099	4,752
Other revenues	420	661
Total operating revenues	$23,663	$29,512

Income (Loss) from Operations Reconciled to Income (Loss) After Income Taxes and Net Income (Loss) Attributable to Noncontrolling Interests
Restaurants	($822)	$2,578
Package stores	616	300
	(206)	2,878
Corporate expenses, net of other revenues	(526)	(934)
Income (Loss) from Operations	(732)	1,944
Interest expense	(196)	(175)
Interest and other income	12	16
Income (Loss) Before Income Taxes	($916)	$1,785
Benefit (Provision) for Income Taxes	53	(309)
Net Income (Loss)	(863)	1,476
Net Income (Loss) Attributable to Noncontrolling Interests	(408)	508
Net Income (Loss) Attributable to Flanigan’s Enterprises, Inc
Stockholders	($455)	$968

Depreciation and Amortization:
Restaurants	$620	$611
Package stores	90	69
	710	680
Corporate	98	101
Total Depreciation and Amortization	$808	$781

Capital Expenditures:
Restaurants	$275	$571
Package stores	49	293
	324	864
Corporate	207	181
Total Capital Expenditures	$531	$1,045

Index

	Thirty Nine Weeks Ending June 27, 2020	Thirty Nine Weeks Ending June 29, 2019
Operating Revenues:
Restaurants	$64,305	$70,214
Package stores	18,833	14,979
Other revenues	1,594	1,949
Total operating revenues	$84,732	$87,142

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$2,875	$6,400
Package stores	1,589	750
	4,464	7,150
Corporate expenses, net of other revenue	(2,448)	(2,661)
Income from Operations	2,016	4,489
Interest expense	(598)	(541)
Interest and other income	37	42
Insurance recovery, net of casualty loss	—	602
Income Before Income Taxes	$1,455	$4,592
Benefit (Provision) for Income Taxes	23	(653)
Net Income	1,478	3,939
Net Income Attributable to Noncontrolling Interests	791	1,207
Net Income Attributable to Flanigan’s Enterprises, Inc.
Stockholders	$687	$2,732

Depreciation and Amortization:
Restaurants	$1,885	$1,746
Package stores	264	204
	2,149	1,950
Corporate	292	295
Total Depreciation and Amortization	$2,441	$2,245

Capital Expenditures:
Restaurants	$1,409	$2,922
Package stores	206	458
	1,615	3,380
Corporate	556	1,864
Total Capital Expenditures	$2,171	$5,244

	June 27,	September 28,
	2020	2019
Identifiable Assets:
Restaurants	$53,696	$31,077
Package store	13,979	10,540
	67,675	41,617
Corporate	43,996	27,138
Consolidated Totals	$111,671	$68,755

(9)       SUBSEQUENT EVENTS:

Subsequent events have been evaluated through the date these condensed consolidated financial statements were issued and except as disclosed herein, no events required disclosure.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

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

OVERVIEW

As of June 27, 2020, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries (“we”, “our”, “ours” and “us” as the context requires), (i) operates 27 units, consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and (ii) franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurants/package liquor stores. The table below provides information concerning the type (i.e. restaurant, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of June 27, 2020 and as compared to June 29, 2019. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”.

Types of Units	June 27, 2020	September 28, 2019	June 29, 2019
Company Owned:
Combination package and restaurant	3	3	3	(1)
Restaurant only	7	7	7
Package store only	7	6	6	(2)

Company Operated Restaurants Only:
Limited Partnerships	8	8	8
Franchise	1	1	1
Unrelated Third Party	1	1	1

Total Company Owned/Operated Units	27	26	27
Franchised Units	5	5	5	(3)

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

Index

The novel coronavirus pandemic and related “shelter-in-place” orders and other governmental mandates (“COVID 19”) has adversely affected and will, in all likelihood continue to adversely affect our restaurant operations and financial results for the foreseeable future. Due to COVID-19, from mid-March 2020 through mid-May 2020, we ceased dine-in service at all of our restaurants, limiting service to take-out and delivery only, ceased the sale of alcoholic beverages at our restaurants and implemented reduced hours at our retail package liquor stores. From mid-May 2020 through the beginning of July, 2020, there was a gradual elimination of restrictions on our restaurant operations, permitting us to, among other things, operate at up to 50% capacity (depending on the location of the restaurant), but with no bar service and increased operating hours at our package liquor stores. Since the beginning of July, 2020, we ceased dine-in service at all of our Miami-Dade County, Florida restaurants, except for outdoor seating, (2 Company owned and 6 limited partnership owned restaurants), and continue to operate at up to 50% capacity at all other of our restaurants, but with no bar service.

Due to COVID 19, we implemented (i) certain cost cutting measures including material layoffs at our restaurants and reduced corporate personnel salaries; and (ii) a number of changes to our operations such as the establishment of an in-house delivery service and an adjustment to our traditional staffing model to meet customer demand. We have been in regular contact with our suppliers and while to date we have not experienced significant disruptions in our supply chain, we could see future disruptions should the impacts of COVID 19 extend for a considerable amount of time. To support our employees, we have implemented work from home support, increased sanitization of high touch, high traffic areas in our restaurants, retail package liquor stores and corporate offices, provided personal protective equipment for our employees and increased the frequency of personal hygiene practices. From the end of March, 2020 through mid-May, 2020, 525 restaurant personnel were laid off, representing total annualized salary savings of approximately $1.04 million. In addition, the salaries of all our non-executive corporate office personnel were reduced by 20%, the base salaries of our Chief Operating Officer and Chief Financial Officer were each reduced by 50% and our Chief Executive Officer has waived his base salary. During the third quarter of our fiscal year 2020 and due to our receipt of the PPP Loans, we reversed most cost cutting measures, including reinstating employees laid off at our restaurants in anticipation of resuming dine-in service and restoring corporate personnel and executive salaries.

Index

We do not believe COVID-19 has had a material adverse effect on our access to supplies or labor, although there can be no assurance that there will not be a significant adverse impact on our supply chain or access to labor in the future. We are actively monitoring our food suppliers to determine how they are managing their operations to mitigate supply flow and food safety risks. To ensure we mitigate potential supply availability risk, we are building additional inventory back stock levels when appropriate and we have also identified alternative supply sources in key product categories including but not limited to food, sanitation and safety supplies.

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method of accounting. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of June 27, 2020, all limited partnerships have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

Index

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	June 27, 2020		June 29, 2019
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$14,514	62.44	$18,447	63.94
Restaurant bar sales	1,630	7.01	5,652	19.59
Package store sales	7,099	30.55	4,752	16.47

.	$23,243	100.00	$28,851	100.00

Franchise related revenues	278		414
Rental income	151		186
Other operating income (Loss)	(9)		61

Total Revenue	$23,663		$29,512

	----------------------Thirty Nine Weeks Ended-----------------------
	June 27, 2020		June 29, 2019
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$51,469	61.91	$53,494	62.79
Restaurant bar sales	12,836	15.44	16,720	19.63
Package store sales	18,833	22.65	14,979	17.58

Total Sales	$83,138	100.00	$85,193	100.00

Franchise related revenues	945		1,210
Rental income	554		576
Other operating income	95		163

Total Revenue	$84,732		$87,142

Comparison of Thirteen Weeks Ended June 27, 2020 and June 29, 2019.

Revenues. Total revenue for the thirteen weeks ended June 27, 2020 decreased $5,849,000 or 19.82% to $23,663,000 from $29,512,000 for the thirteen weeks ended June 29, 2019. The decrease in total revenue was due primarily to the negative impact of COVID 19 on operations. Due to COVID-19, from mid-March 2020 through mid-May 2020, we ceased dine-in service at all of our restaurants, limiting service to take-out and delivery only, ceased the sale of alcoholic beverages at our restaurants and implemented reduced hours at our retail package liquor stores. From mid-May 2020 through the beginning of July, 2020, there was a gradual elimination of restrictions on our restaurant operations, permitting us to, among other things, operate at up to 50% capacity (depending on the location of the restaurant), but with no bar service and increased operating hours at our package liquor stores. Since the beginning of July, 2020, we ceased dine-in service at all of our Miami-Dade County, Florida restaurants, except for outdoor seating and continue to operate at up to 50% capacity at all other of our restaurants, but with no bar service. The negative effects of COVID 19 on our operations was partially offset by the 2019 Price Increases (defined below) and increased package liquor store sales. Effective June 16, 2019 we increased certain menu prices for our bar offerings to target an increase to our total bar revenues of approximately 6.2% annually and effective June 23, 2019 we increased certain menu prices for our food offerings to target an increase to our total food revenues of approximately 3.4% annually, (the “2019 Price Increases”). We expect that total revenue for the balance of our fiscal year 2020 will decrease due to our operations being adversely impacted by COVID 19. We expect that Store #19 will remain closed during the balance of our fiscal year 2020 and accordingly do not expect to generate any revenue from it.

Index

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants (food sales) totaled $14,514,000 for the thirteen weeks ended June 27, 2020 as compared to $18,447,000 for the thirteen weeks ended June 29, 2019. The decrease in restaurant food sales for the thirteen weeks ended June 27, 2020 as compared to restaurant food sales during the thirteen weeks ended June 29, 2019 is attributable to the negative effects of COVID 19 on our operations. Comparable weekly restaurant food sales (for restaurants open for all of the third quarter of our fiscal year 2020 and the third quarter of our fiscal year 2019, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirteen weeks ended June 27, 2020 and June 29, 2019 due to a fire on October 2, 2018) and eight restaurants owned by affiliated limited partnerships) was $1,112,000 and $1,415,000 for the thirteen weeks ended June 27, 2020 and June 29, 2019, respectively, a decrease of 21.41%. Comparable weekly restaurant food sales for Company owned restaurants only was $547,000 and $717,000 for the third quarter of our fiscal year 2020 and the third quarter of our fiscal year 2019, respectively, a decrease of 23.71%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $565,000 and $698,000 for the third quarter of our fiscal year 2020 and the third quarter of our fiscal year 2019, respectively, a decrease of 19.05%. We expect that restaurant food sales, including non-alcoholic beverages, for the balance of our fiscal year 2020 will decrease due to the negative effects of COVID 19 on our operations.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages, (bar sales), at restaurants totaled $1,630,000 for the thirteen weeks ended June 27, 2020 as compared to $5,652,000 for the thirteen weeks ended June 29, 2019. The decrease in restaurant bar sales during the thirteen weeks ended June 27, 2020 as compared to restaurant bar sales during the thirteen weeks ended June 29, 2019 is attributable to the negative effects of COVID 19 on our operations. Comparable weekly restaurant bar sales (for restaurants open for all of the third quarter of our fiscal year 2020 and the third quarter of our fiscal year 2019, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirteen weeks ended June 27, 2020 and June 29, 2019 due to a fire on October 2, 2018), and eight restaurants owned by affiliated limited partnerships) was $125,000 for the thirteen weeks ended June 27, 2020 and $435,000 for the thirteen weeks ended June 29, 2019, a decrease of 71.26%. Comparable weekly restaurant bar sales for Company owned restaurants only was $50,000 and $200,000 for the third quarter of our fiscal year 2020 and the third quarter of our fiscal year 2019, respectively, a decrease of 75.00%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $75,000 and $235,000 for the third quarter of our fiscal year 2020 and the third quarter of our fiscal year 2019, respectively, a decrease of 68.09%. We expect that restaurant bar sales for the balance of our fiscal year 2020 will decrease due to the negative effects of COVID 19 on our operations, including temporary closure of restaurant bars, except for dine-in service and minimal sales with take-out service.

Index

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $7,099,000 for the thirteen weeks ended June 27, 2020 as compared to $4,752,000 for the thirteen weeks ended June 29, 2019, an increase of $2,347,000. This increase was primarily due to increased package liquor store traffic despite COVID-19 and because of the opening of our new retail package liquor store (Store #45) located in Kendall, Florida during the first quarter of our fiscal year 2020. The weekly average of same store package liquor store sales, which includes eight (8) Company owned package liquor stores, (excluding Store #19, which was closed for the thirteen weeks ended June 27, 2020 and June 29, 2019 due to a fire on October 2, 2018 and also excluding Store #45, which opened for business on October 10, 2019), was $504,000 for the thirteen weeks ended June 27, 2020 as compared to $366,000 for the thirteen weeks ended June 29, 2019, an increase of 37.70%. We expect package liquor store sales to continue to increase throughout the balance of our fiscal year 2020 as compared to 2019 due to what appears to be an increased demand for package liquor store products resulting from COVID 19 and the opening of our new package liquor store located in Kendall, Florida during the first quarter of our fiscal year 2020.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended June 27, 2020 decreased $3,173,000 or 11.51% to $24,395,000 from $27,568,000 for the thirteen weeks ended June 29, 2019. The decrease was primarily due to cost cutting measures we have implemented since mid-March 2020 to reduce and/or control costs because of the negative effects of COVID 19 on our operations. We expect our operating costs and expenses will decrease for the balance of our fiscal year 2020 due to the cost cutting measures. Operating costs and expenses increased as a percentage of total sales to approximately 103.09% in the third quarter of our fiscal year 2020 from 93.41% in the third quarter of our fiscal year 2019.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended June 27, 2020 decreased to $10,756,000 from $15,718,000 for the thirteen weeks ended June 29, 2019. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 66.63% for the thirteen weeks ended June 27, 2020 and 65.22% for the thirteen weeks ended June 29, 2019. Gross profit margin for restaurant food and bar sales increased during the thirteen weeks ended June 27, 2020 when compared to the thirteen weeks ended June 29, 2019 due to the inclusion of a 10% take-out charge in restaurant food sales, offset by the negative effects of COVID 19 on our restaurant bar operations, the higher gross profit margin item and higher food costs. We expect that our gross profit margin for restaurant food and bar sales will increase during the balance of our fiscal year 2020 for the same reasons.

Package Store Sales. Gross profit for package liquor store sales for the thirteen weeks ended June 27, 2020 increased to $1,856,000 from $1,333,000 for the thirteen weeks ended June 29, 2019, due primarily to increased package liquor store traffic which we believe has been caused by COVID-19, as well as the opening of our new Store #45 during the first quarter of our fiscal year 2020. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 26.14% for the thirteen weeks ended June 27, 2020 and 28.05% for the thirteen weeks ended June 29, 2019. We anticipate that the gross profit margin for package liquor store merchandise will decrease during our fiscal year 2020 due to higher costs and a reduction in pricing of certain package store merchandise to be more competitive.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended June 27, 2020 decreased $1,192,000 or 13.09% to $7,913,000 from $9,105,000 for the thirteen weeks ended June 29, 2019. Lower payroll and related costs for the thirteen weeks ended June 27, 2020 were due to certain cost cutting measures including material layoffs at our restaurants and reduced corporate personnel salaries from mid-March 2020 through mid-May, 2020 and thereafter due to an adjustment to our traditional staffing model to meet customer demand, increased by payroll for our package liquor store in Kendall, Florida which opened for business during the first quarter of our fiscal year 2020. We anticipate that until our restaurant operations are restored to pre-COVID 19 levels, of which there can be no assurance, payroll and related costs will be less than our costs from 2019. Payroll and related costs as a percentage of total sales was 33.44% in the third quarter of our fiscal year 2020 and 30.85% of total sales in the third quarter of our fiscal year 2019.

Index

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold purchases and rent expense associated with operating lease liabilities under ASC 842) for the thirteen weeks ended June 27, 2020 increased $112,000 or 7.31% to $1,645,000 from $1,533,000 for the thirteen weeks ended June 29, 2019 due primarily to our adoption of ASC 842. We anticipate that our occupancy costs will increase throughout our fiscal year 2020 as compared to 2019 due primarily to our adoption of ASC 842.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended June 27, 2020 decreased $924,000 or 18.01% to $4,206,000 from $5,130,000 for the thirteen weeks ended June 29, 2019. Selling, general and administrative expenses increased as a percentage of total sales in the third quarter of our fiscal year 2020 to 17.77% as compared to 17.38% in the third quarter of our fiscal year 2019. We anticipate that until our operations are restored to pre-COVID 19 levels, of which there can be no assurance, our selling, general and administrative expenses will be less than our expenses from 2019, offset by increases in expenses across all categories.

Depreciation and Amortization. Depreciation and amortization expense for the thirteen weeks ended June 27, 2020 increased $27,000 or 3.46% to $808,000 from $781,000 from the thirteen weeks ended June 29, 2019. As a percentage of total revenue, depreciation and amortization expense was 3.41% of revenue in the thirteen weeks ended June 27, 2020 and 2.65% of revenue in the thirteen weeks ended June 29, 2019.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended June 27, 2020 increased $21,000 to $196,000 from $175,000 for the thirteen weeks ended June 29, 2019. Interest expense, net, will increase for the balance of our fiscal year 2020 due to our borrowing of an additional $4.5 million during the first quarter of our fiscal year 2020 on the re-financing by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, of its mortgage loan with an unrelated third party lender, increasing the principal amount borrowed from $2.72 million to $7.21 million and our borrowing of an additional $10.0 million during the third quarter of our fiscal year 2020 on the PPP Loans.

Income Taxes. Income tax expense for the thirteen weeks ended June 27, 2020 was a benefit of $53,000, as compared to an expense of $309,000 for the thirteen weeks ended June 29, 2019. The income tax expense for the thirteen weeks ended June 27, 2020 is based upon a revised COVID-19 estimated annual net income for our fiscal year 2020.

Net Income (Loss). Net income for the thirteen weeks ended June 27, 2020 decreased to a loss of $863,000 from net income of $1,476,000 for the thirteen weeks ended June 29, 2019. Net income for the thirteen weeks ended June 27, 2020 decreased when compared to the thirteen weeks ended June 29, 2019 due to the negative effects of COVID 19 on our operations, our adoption of ASC 842, higher food costs and overall expenses, offset by our implementation of the cost cutting measures and the 2019 Price Increases. As a percentage of sales, net income for the third quarter of our fiscal year 2020 is (3.65%), as compared to 5.00% in the third quarter of our fiscal year 2019.

Index

Net Income (Loss) Attributable to Stockholders. Net income attributable to stockholders for the thirteen weeks ended June 27, 2020 decreased to a loss of $455,000 from net income of $968,000 for the thirteen weeks ended June 29, 2019. Net income attributable to stockholders for the thirteen weeks ended June 27, 2020 decreased when compared to the thirteen weeks ended June 29, 2019 primarily due to the negative effects of COVID 19 on our operations, our adoption of ASC 842, higher food costs and overall expenses, offset by our implementation of the cost cutting measures and the 2019 Price Increases. As a percentage of sales, net income for the third quarter of our fiscal year 2020 is (1.92%), as compared to 3.28% in the third quarter of our fiscal year 2019.

Comparison of Thirty Nine Weeks Ended June 27, 2020 and June 29, 2019.

Revenues. Total revenue for the thirty-nine weeks ended June 27, 2020 decreased $2,410,000 or 2.77% to $84,732,000 from $87,142,000 for the thirty-nine weeks ended June 29, 2019. The decrease in total revenue for the thirty-nine weeks ended June 27, 2020 as compared to the thirty-nine weeks ended June 29, 2019 was primarily due to the negative effects of COVID-19 on our operations, offset by increased restaurant traffic prior to mid-March, 2020 and the 2019 Price Increases. From mid-March 2020 through mid-May 2020, we ceased dine-in service at all of our restaurants, limiting service to take-out and delivery only, ceased the sale of alcoholic beverages at our restaurants and implemented reduced hours at our retail package liquor stores. From mid-May 2020 through the beginning of July, 2020, there was a gradual elimination of restrictions on our restaurant operations, permitting us to, among other things, operate at up to 50% capacity (depending on the location of the restaurant), but with no bar service and increased operating hours at our package liquor stores. Since the beginning of July, 2020, we ceased dine-in service at all of our Miami-Dade County, Florida restaurants, except for outdoor seating and continue to operate at up to 50% capacity at all other of our restaurants, but with no bar service. We expect that total revenue for the balance of our fiscal year 2020 will decrease due to the negative effects of COVID 19 on our operations. We expect that Store #19 will remain closed during the balance of our fiscal year 2020 and accordingly do not expect to generate any revenue from it.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants (food sales) totaled $51,469,000 for the thirty-nine weeks ended June 27, 2020 as compared to $53,494,000 for the thirty-nine weeks ended June 29, 2019. The decrease in restaurant food sales for the thirty-nine weeks ended June 29, 2020 as compared to restaurant food sales during the thirty-nine weeks ended June 29, 2019 is primarily due the negative effects of COVID 19 on our operations, offset by increased restaurant traffic prior to mid-March 2020 and the 2019 Price Increases. Comparable weekly restaurant food sales (for restaurants open for all thirty-nine weeks of our fiscal years 2020 and 2019, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirty-nine weeks ended June 27, 2020 and June 29, 2019 due to a fire on October 2, 2018) and eight restaurants owned by affiliated limited partnerships) was $1,310,000 and $1,370,000 for the thirty-nine weeks ended June 27, 2020 and June 30, 2019, respectively, a decrease of 4.38%. Comparable weekly restaurant food sales for Company owned restaurants only was $660,000 and $693,000 for the thirty-nine weeks of our fiscal years 2020 and 2019, respectively, a decrease of 4.76%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $650,000 and $677,000 for the thirty-nine weeks of our fiscal years 2020 and 2019, respectively, a decrease of 3.40%. We expect that restaurant food sales, including non-alcoholic beverages, for the balance of our fiscal year 2020 will decrease when compared to our fiscal year 2019 due to the negative effects of COVID 19 on our operations.

Index

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages, (bar sales), at restaurants totaled $12,836,000 for the thirty-nine weeks ended June 27, 2020 as compared to $16,720,000 for the thirty-nine weeks ended June 29, 2019. The decrease in restaurant bar sales for the thirty-nine weeks ended June 29, 2020 as compared to restaurant bar sales during the thirty-nine weeks ended June 29, 2019 is primarily due the negative effects of COVID 19 on our operations, offset by increased restaurant traffic prior to mid-March 2020 and the 2019 Price Increases. Comparable weekly restaurant bar sales (for restaurants open for all thirty-nine weeks of our fiscal years 2020 and 2019, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirty-nine weeks ended June 27, 2020 and June 29, 2019 due to a fire on October 2, 2018) and eight restaurants owned by affiliated limited partnerships) was $329,000 and $429,000 for the thirty-nine weeks ended June 27, 2020 and June 30, 2019, respectively, a decrease of 23.31%. Comparable weekly restaurant bar sales for Company owned restaurants only was $149,000 and $196,000 for the thirty-nine weeks of our fiscal years 2020 and 2019, respectively, a decrease of 23.98%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $180,000 and $233,000 for the thirty-nine weeks of our fiscal years 2020 and 2019, respectively, a decrease of 22.75%. We expect that restaurant bar sales for the balance of our fiscal year 2020 will decrease significantly due to the negative effects of COVID 19 on our operations.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $18,833,000 for the thirty-nine weeks ended June 27, 2020 as compared to $14,979,000 for the thirty-nine weeks ended June 29, 2019, an increase of $3,854,000. This increase was primarily due to increased package liquor store traffic despite COVID-19 and because of the opening of our new retail package liquor store (Store #45) located in Kendall, Florida during the first quarter of our fiscal year 2020. The weekly average of same store package liquor store sales, which includes eight (8) Company owned package liquor stores, (excluding Store #19, which was closed for the thirty-nine weeks ended June 27, 2020 and June 29, 2019 due to a fire on October 2, 2018 and also excluding Store #45, which opened for business on October 10, 2019), was $452,000 for the thirty-nine weeks ended June 27, 2020 as compared to $384,000 for the thirty-nine weeks ended June 29, 2019, an increase of 17.71%. We expect package liquor store sales to continue to increase throughout the balance of our fiscal year 2020 as compared to 2019 due to what appears to be an increased demand for package liquor store products resulting from COVID 19 and the opening of our new package liquor store located in Kendall, Florida during the first quarter of our fiscal year 2020.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirty-nine weeks ended June 27, 2020 increased $63,000 or 0.08% to $82,716,000 from $82,653,000 for the thirty-nine weeks ended June 29, 2019. The minimal increase was primarily due to cost cutting measures we have implemented since mid-March 2020 to reduce and/or control costs because of the negative effects of COVID 19 on our operations. We expect our operating costs and expenses will decrease for the balance of our fiscal year 2020 due to the cost cutting measures. Operating costs and expenses increased as a percentage of total sales to approximately 97.62% in the thirty-nine weeks of our fiscal year 2020 from 94.85% for the thirty-nine weeks of our fiscal year 2019.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the thirty-nine weeks ended June 27, 2020 decreased to $42,593,000 from $45,791,000 for the thirty-nine weeks ended June 29, 2019. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 66.24% for the thirty-nine weeks ended June 27, 2020 and 65.22% for the thirty-nine weeks ended June 29, 2019. Gross profit margin for restaurant food and bar sales increased during the thirty-nine weeks ended June 27, 2020 when compared to the thirty-nine weeks ended June 29, 2019 due to the inclusion of a 10% take-out charge in restaurant food sales, offset by the negative effects of COVID 19 on our restaurant bar operations, the higher gross profit margin item and higher food costs. We expect that our gross profit margin for restaurant food and bar sales will increase during the balance of our fiscal year 2020 for the same reasons.

Package Store Sales. Gross profit for package liquor store sales for the thirty-nine weeks ended June 27, 2020 increased to $5,125,000 from $4,073,000 for the thirty-nine weeks ended June 29, 2019, due primarily to increased package liquor store traffic which we believe has been caused by COVID-19, as well as the opening of our new Store #45 during the first quarter of our fiscal year 2020. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 27.21% for the thirty-nine weeks ended June 27, 2020 and 27.19% for the thirty-nine weeks ended June 29, 2019. We anticipate that the gross profit margin for package liquor store merchandise will decrease during our fiscal year 2020 due to higher costs and a reduction in pricing of certain package store merchandise to be more competitive.

Index

Payroll and Related Costs. Payroll and related costs for the thirty-nine weeks ended June 27, 2020 decreased $188,000 or 0.70% to $26,582,000 from $26,770,000 for the thirty-nine weeks ended June 29, 2019. Lower payroll and related costs for the thirty-nine weeks ended June 27, 2020 were due to certain cost cutting measures including material layoffs at our restaurants and reduced corporate personnel salaries from mid-March 2020 through mid-May, 2020 and thereafter due to an adjustment to our traditional staffing model to meet customer demand, increased by payroll for our new package liquor store in Kendall, Florida. We anticipate that until our restaurant operations are restored to pre-COVID 19 levels, of which there can be no assurance, payroll and related costs will be less than our costs from 2019. Payroll and related costs as a percentage of total sales was 31.37% in the thirty-nine weeks of our fiscal year 2020 and 30.72% of total sales in the thirty-nine weeks of our fiscal year 2020.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold purchases and rent expense associated with operating lease liabilities under ASC 842) for the thirty-nine weeks ended June 27, 2020 increased $808,000 or 17.77% to $5,355,000 from $4,547,000 for the thirty-nine weeks ended June 29, 2019 due primarily to our adoption of ASC 842. We anticipate that our occupancy costs will increase throughout our fiscal year 2020 as compared to 2019 due primarily to our adoption of ASC 842.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirty-nine weeks ended June 27, 2020 decreased $648,000 or 4.05% to $15,359,000 from $16,007,000 for the thirty-nine weeks ended June 29, 2019. Selling, general and administrative expenses decreased as a percentage of total sales in the thirty-nine weeks of our fiscal year 2020 to 18.12% as compared to 18.37% in the thirty-nine weeks of our fiscal year 2019 due to a decrease of total sales caused by COVID 19 during the thirty-nine weeks of our fiscal year 2020. We anticipate that until our operations are restored to pre-COVID 19 levels, of which there can be no assurance, our selling, general and administrative expenses will be less than our expenses from 2019, offset by increases in expenses across all categories.

Depreciation and Amortization. Depreciation and amortization expense for the thirty-nine weeks ended June 27, 2020 increased $196,000 or 8.73% to $2,441,000 from $2,245,000 from the thirty-nine weeks ended June 29, 2019. As a percentage of total revenue, depreciation and amortization expense was 2.88% of revenue in the thirty-nine weeks ended June 27, 2020 and 2.58% of revenue in the thirty-nine weeks ended June 29, 2019.

Interest Expense, Net. Interest expense, net, for the thirty-nine weeks ended June 27, 2020 increased $57,000 to $598,000 from $541,000 for the thirty-nine weeks ended June 29, 2019. Interest expense, net, will increase for the balance of our fiscal year 2020 due to our borrowing of an additional $4.5 million during the first quarter of our fiscal year 2020 on the re-financing by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, of its mortgage loan with an unrelated third party lender, increasing the principal amount borrowed from $2.72 million to $7.21 million and our borrowing of an additional $10.0 million during the third quarter of our fiscal year 2020 on the PPP Loans.

Income Taxes. Income tax expense for the thirty-nine weeks ended June 27, 2020 was a benefit of $23,000, as compared to an expense of $653,000 for the thirty-nine weeks ended June 29, 2019. The income tax expense for the thirty-nine weeks ended June 27, 2020 is based upon a COVID-19 estimated annual net income for our fiscal year 2020.

Index

Net Income. Net income for the thirty-nine weeks ended June 27, 2020 decreased $2,461,000 or 62.48% to $1,478,000 from $3,939,000 for the thirty-nine weeks ended June 29, 2019. Net income for the thirty-nine weeks ended June 27, 2020 decreased when compared to the thirty-nine weeks ended June 29, 2019 due to the negative effects of COVID 19 on our operations, our adoption of ASC 842, higher food costs and overall expenses, offset by our implementation of the cost cutting measures and the 2019 Price Increases. As a percentage of sales, net income for the thirty-nine weeks of our fiscal year 2020 is 1.74%, as compared to 4.52% in the thirty-nine weeks of our fiscal year 2019.

Net Income Attributable to Stockholders. Net income attributable to stockholders for the thirty-nine weeks ended June 27, 2020 decreased $2,045,000 or 74.85% to $687,000 from $2,732,000 for the thirty-nine weeks ended June 29, 2019. Net income attributable to stockholders for the thirty-nine weeks ended June 27, 2020 decreased when compared to the thirty-nine weeks ended June 29, 2019 primarily due to the negative effects of COVID 19 on our operations, our adoption of ASC 842, higher food costs and overall expenses, offset by our implementation of the cost cutting measures and the 2019 Price Increases. As a percentage of sales, net income for the thirty-nine weeks of our fiscal year 2020 is 0.81%, as compared to 3.14% in the thirty-nine weeks of our fiscal year 2019.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to advance pre-opening costs, including but not limited to pre-opening rent for the new locations. During the thirteen weeks ended June 27, 2020, we had one new restaurant location in Sunrise, Florida in the development stage and have advanced $716,000 through June 27, 2020. During the fourth quarter of our fiscal year 2019, we entered leases for two spaces adjacent to each other, to house a new “Flanigan’s Seafood Bar and Grill” as well as a “Big Daddy’s Wine and Liquors” in a shopping center in Miramar, Florida, which shopping center is currently under construction.

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

COVID-19 has and will continue to materially and adversely affect our restaurant business for what may be a prolonged period of time. This damage and disruption has resulted from events and factors that were impossible for us to predict and are beyond our control. As a result, and despite experiencing increased sales and traffic at certain of our package liquor stores, COVID-19 has materially adversely affected our results of operations for the thirteen weeks ended June 27, 2020, and will, in all likelihood, impact our results of operations, liquidity and/or financial condition for the remainder of fiscal year 2020 and into our fiscal year 2021. The extent to which our restaurant business may be adversely impacted and its effect on our operations, liquidity and/or financial condition cannot be accurately predicted.

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

Index

Liquidity and Capital Resources

We fund our operations through cash from operations. As of June 27, 2020, we had cash of approximately $30,482,000, an increase of $16,810,000 from our cash balance of $13,672,000 as of September 28, 2019. During the third quarter of our fiscal year 2020, we, certain of the entities owning the limited partnership stores (the “LP’s”), franchised stores (the “Franchisees”) as well as the store we manage but do not own (the “Managed Store”) (collectively, the “Borrowers”), applied for and received loans from an unrelated third party lender (the “Lender”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $13.1 million (the “PPP Loans”), of which approximately: (i) $5.9 million was loaned to us ; (ii) $4.1 million was loaned to 8 of the LP’s ; (iii) $2.6 million was loaned to 5 of the Franchisees; and (iv) $0.5 million was loaned to the Managed Store. The PPP Loans to the Franchisees and the Managed Store are not included in our consolidated financial statements. During the first quarter of our fiscal year 2020, our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, re-financed its mortgage loan with an unrelated third party lender, increasing the principal amount borrowed from $2.72 million to $7.21 million.

The PPP Loans, which are in the form of Notes issued by each of the Borrowers, mature five years from the date of funding (dates ranging from May 5, 2025 to May 11, 2025) and bear interest at a rate of 1.00% per annum, payable monthly commencing approximately six months from the date of issuance of the Notes (issuance dates ranging from April 30, 2020 to May 6, 2020). The Notes may be prepaid by the applicable Borrower at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loans are available to the respective Borrower to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, including rent and interest on mortgages and other debt obligations incurred before February 15, 2020. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent the proceeds of the PPP Loans are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. No assurance can be given that the Borrowers will obtain forgiveness of the PPP Loan in whole or in part.

With respect to any portion of any of the PPP Loans that is not forgiven under the terms of the PPP, such amounts will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the applicable PPP Note and cross-defaults on any other loan with the Lender or other creditors.

Index

Prior to obtaining the PPP Loans, we were in compliance with the financial covenants contained in our five (5) loans with our unrelated third party institutional lender (the “Institutional Lender”) under which as of June 27, 2020, we owe in the aggregate approximately $12,600,000 (the “Institutional Loans”). We have determined that as of June 27, 2020, we are not in compliance with our financial covenants contained in each of the Institutional Loans related to the Rent Adjusted Funded Debt to EBITDA Ratio because our consolidated debt as of June 27, 2020 increased due to the repayment obligations caused by our repayment obligations under the PPP Loans (the “Covenant Breach’). The Institutional Loans each contain a cross-default provision. Under these cross-default provisions, a default under an Institutional Loan may constitute a ‘default’ under all Institutional Loans. Pursuant to the terms of the Institutional Loans, a default, including but not limited to the Covenant Breach, grants the Institutional Lender the right to exercise certain remedies under the Institutional Loans, including the right to accelerate the indebtedness owed by us to the Institutional Lender thereunder. On August 10, 2020, we received a written waiver of the Covenant Breach from the Institutional Lender, which, among other things, waives the Covenant Breach through June 30, 2021.

There can be no assurances that we will be in compliance with our financial covenants thereafter due to, among other things, that our results of operations will likely continue to be materially impacted by the COVID-19 pandemic. Absent a waiver, failure to be in compliance with our financial covenants would constitute a default under the Institutional Loans with our Institutional Lender when reported. Such a default, if not cured or waived, would allow the Institutional Lender to accelerate the maturity of the indebtedness we owe under the Institutional Loans, making it due and payable at the time. If maturity of the Institutional Loans were accelerated, it would have a material adverse impact on our consolidated financial statements and results of operations.

Notwithstanding the negative effects of COVID 19 on our operations, we believe that our current cash availability from our cash on hand, positive cash flow from operations and borrowed funds will be sufficient to fund our operations and planned capital expenditures for at least the next twelve months.

Index

Cash Flows

The following table is a summary of our cash flows for the thirty-nine weeks ended June 27, 2020 and June 29, 2019.

Index

	---------Thirty Nine Weeks Ended--------
	June 27, 2020	June 29, 2019
	(in Thousands)

Net cash provided by operating activities	$7,437	$6,193
Net cash used in investing activities	(2,448)	(3,470)
Net cash provided by (used in) financing activities	11,821	(3,604)

Net increase (decrease) in Cash and Cash Equivalents	16,810	(881)

Cash and Cash Equivalents, Beginning	13,672	13,414

Cash and Cash Equivalents, Ending	$30,482	$12,533

On March 24, 2020, due to the negative effects of COVID 19 on our operations, our Board of Directors cancelled a previously declared cash dividend of $.30 per share to shareholders of record on March 20, 2020 and payable on April 3, 2020. During the thirty-nine weeks ended June 29, 2019, our Board of Directors declared and paid a cash dividend of 28 cents per share to shareholders of record on March 15, 2019. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During the thirty nine weeks ended June 27, 2020, we acquired property and equipment and construction in progress of $2,171,000, (of which $96,000 was deposits recorded in other assets and $2,000 was purchase deposits transferred to construction in process as of September 28, 2019), which amount included $263,000 for the renovation to two (2) existing limited partnership restaurants and $429,000 for renovations to five (5) Company owned restaurants. During the thirty nine weeks ended June 29, 2019, we acquired property and equipment and construction in progress of $5,244,000, (of which $1,300,000 was for the purchase of vacant real property in Pompano Beach, Florida; $236,000 was for construction in process; and $548,000 was deposits recorded in other assets as of September 29, 2018), which amount included $73,000 for renovations to one (1) existing limited partnership restaurant and $385,000 for renovations to three (3) Company owned restaurants.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2020 to be approximately $750,000, excluding construction/renovations to Store #19 (our combination package liquor store and restaurant which is being rebuilt due to damages caused by a fire) and Store #85 (our Sunrise, Florida restaurant location in development), $692,000 of which has been spent through June 27, 2020.

Long Term Debt

As of June 27, 2020, we had long term debt of $27,157,000, as compared to $13,828,000 as of June 29, 2019, and $13,080,000 as of September 28, 2019. Our long term debt increased as of June 27, 2020 as compared to September 28, 2019 due to (i) the PPP Loan to us of $5.9 million; (ii) the PPP Loans to our eight limited partnerships of $4.1 million; (iii) the re-financing of its mortgage loan by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, increasing the principal amount borrowed from $2.72 million to $7.21 million; and (iv) $1,281,000 for financed insurance premiums, less any payments made on account thereof.

Index

Prior to obtaining the PPP Loans, we were in compliance with the financial covenants contained in our five (5) loans with our unrelated third party institutional lender (the “Institutional Lender”) under which as of June 27, 2020, we owe in the aggregate approximately $12,600,000 (the “Institutional Loans”). We have determined that as of June 27, 2020, we are not in compliance with our financial covenants contained in each of the Institutional Loans related to the Rent Adjusted Funded Debt to EBITDA Ratio because our consolidated debt as of June 27, 2020 increased due to the repayment obligations caused by our repayment obligations under the PPP Loans (the “Covenant Breach’). The Institutional Loans each contain a cross-default provision. Under these cross-default provisions, a default under an Institutional Loan may constitute a ‘default’ under all Institutional Loans. Pursuant to the terms of the Institutional Loans, a default, including but not limited to the Covenant Breach, grants the Institutional Lender the right to exercise certain remedies under the Institutional Loans, including the right to accelerate the indebtedness owed by us to the Institutional Lender thereunder. On August 10, 2020, we received a written waiver of the Covenant Breach from the Institutional Lender, which, among other things, waives the Covenant Breach through June 30, 2021.

There can be no assurances that we will be in compliance with our financial covenants thereafter due to, among other things, that our results of operations will likely continue to be materially impacted by the COVID-19 pandemic. Absent a waiver, failure to be in compliance with our financial covenants would constitute a default under the Institutional Loans with our Institutional Lender when reported. Such a default, if not cured or waived, would allow the Institutional Lender to accelerate the maturity of the indebtedness we owe under the Institutional Loans, making it due and payable at the time. If maturity of the Institutional Loans were accelerated, it would have a material adverse impact on our consolidated financial statements and results of operations.

Index

As of June 27, 2020, the aggregate principal balance owed from the financing of our property, general liability, boiler and directors and officers liability insurance policies is $729,000.

Construction Contracts

a. 2505 N. University Drive, Hollywood, Florida (Store #19)

During our fiscal year 2018 and prior to it being closed in the first quarter of our fiscal year 2019 due to damages caused by a fire, we entered into an agreement with a third party unaffiliated general contractor for design and development services for the construction of a new building (the “New Building”) on a parcel of real property which we own and which is adjacent to the real property where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida, (Store #19) operated until it was closed in October, 2018 due to damages caused by a fire for a total contract price of $127,000 (the “$127,000 Contract”). We plan to re-locate our package liquor store at the property to the New Building. During the term of the $127,000 Contract, we agreed to change orders which had the effect of increasing the total contract price of the same to $138,000, and during the second quarter of our fiscal year 2019, we paid the balance of the total contract price of the $127,000 Contract, in the amount of $25,000. During the first quarter of our fiscal year 2020, we agreed upon changes to the $127,000 Contract for additional design and development services for the construction of the New Building which had the effect of increasing the total contract price of the same by $10,000 to $148,000, of which $6,000 has been paid through June 27, 2020.

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated architect for design and development services totaling $77,000 for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) which has been closed since October 2018 due to damages caused by a fire, of which $62,000 has been paid. Additionally, during the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work at this location totaling $1,618,000, (i) to connect the real property where this restaurant operated (Store #19) to city sewer and (ii) to construct a new building on the adjacent parcel of real property for the operation of a package liquor store, of which $-0- has been paid through June 27, 2020.

b. 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85)

During the third quarter of our fiscal year 2019, we also entered into an agreement with a third party unaffiliated design group for design and development services of our new location at 14301 W. Sunrise Boulevard, Sunrise, Florida 33323 (Store #85) for a total contract price of $122,000. During the first quarter of our fiscal year 2020, we agreed upon amendments to the $122,000 Contract for additional design and development services which had the effect of increasing the total contract price by $18,000 to $140,000, of which $97,000 has been paid through June 27, 2020.

Purchase Commitments / Supply

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

Purchase of Limited Partnership Interest

During the thirty-nine weeks ended June 27, 2020, we did not purchase any limited partnership interests. During the thirty-nine weeks ended June 29, 2019, we purchased from one limited partner (who is not an officer, director or family member of officers or directors) a limited partnership interest of 0.63% in a limited partnership which owns a restaurant, for a purchase price of $4,800.

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended June 27, 2020, June 29, 2019 and our fiscal year ended September 28, 2019.

Item	June 27, 2020	June 29, 2019	Sept 28, 2019
	(in thousands)

Current Assets	$37,288	$18,817	$19,593
Current Liabilities	21,164	15,529	13,129
Working Capital	$16,124	$3,288	$6,464

Our working capital increased during our fiscal quarter ended June 27, 2020 from our working capital for our fiscal quarter ended June 29, 2019 and our fiscal year ended September 28, 2019 due to the cash received from (i) the PPP Loan to us of $5.9 million; (ii) the PPP Loans to our eight limited partnerships of $4.1 million; and (iii) the re-financing of its mortgage loan by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, increasing the principal amount borrowed from $2.72 million to $7.21 million, offset by $967,000 due to our adoption of ASC 842.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of June 27, 2020 we held none.

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

At June 27, 2020, we had two variable rate debt instruments outstanding that are impacted by changes in interest rates. In January, 2013, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”). In December, 2016, we closed on a secured revolving line of credit which entitled us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”), which on December 28, 2017 converted to a term loan (the “Term Loan”).

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following two (2) interest rate swap agreements:

(i)        The first interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at June 27, 2020, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(ii)        The second interest rate swap agreement entered into in December, 2016 and became effective December 28, 2017, relates to the Term Loan (the “Term Loan Swap”). The Term Loan Swap requires us to pay interest for a five (5) year period at a fixed rate of 4.61% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at June 27, 2020, the interest rate swap agreement is an effective hedging agreement and the fair value was not material

At June 27, 2020, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

Index

As of June 27, 2020, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934) . Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 27, 2020.

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

ITEM 1A. RISK FACTORS

Index

The novel coronavirus pandemic and related “shelter-in-place” orders and other governmental mandates (“COVID-19”) has adversely affected our restaurant operations and financial results since March 2020 and will, in all likelihood continue to adversely affect our restaurant operations and financial results for the remainder of fiscal 2020 and the foreseeable future, particularly if these changes are in place for a significant amount of time.

Due to COVID-19, from mid-March 2020 through mid-May 2020, we ceased dine-in service at all of our restaurants, limiting service to take-out and delivery only, ceased the sale of alcoholic beverages at our restaurants and implemented reduced hours at our retail package liquor stores. From mid-May 2020 through the beginning of July 2020, there was a gradual elimination of restrictions on our restaurant operations, permitting us to, among other things, operate at up to 50% capacity (depending on the location of the restaurant), but with no bar service and increased operating hours at our package liquor stores. Since the beginning of July 2020, we ceased dine-in service at all of our Miami-Dade County, Florida restaurants, except for outdoor seating (2 Company owned and 6 limited partnership owned restaurants), and continue to operate at up to 50% capacity at all other of our restaurants, but with no bar service. Due to COVID-19, we implemented (i) certain cost cutting measures including material layoffs at our restaurants and reduced corporate personnel salaries; and (ii) a number of changes to our operations such as the establishment of an in-house delivery service and an adjustment to our traditional staffing model to meet customer demand. Although we reversed certain of the cost cutting measures during the third quarter of our fiscal year 2020 due to receipt of the PPP Loans, the proceeds of which are being used to fund expenses, there can be no assurance that additional cost cutting measures will not be necessary. In addition, although up to the entire amount of principal and accrued interest may be forgiven to the extent the proceeds of the PPP Loans are used for qualifying expenses as described in the CARES Act under the PPP, no assurance can be given that we or the other Borrowers will obtain forgiveness of the PPP Loans in whole or in part. With respect to any portion of any of the PPP Loans that is not forgiven under the terms of the PPP, such amounts will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the applicable PPP Note and cross-defaults on any other loan with the Lender or other creditors.

We do not believe COVID-19 has had a material adverse effect on our access to supplies or labor, although there can be no assurance that there will not be a significant adverse impact on our supply chain or access to labor in the future. We are actively monitoring our food suppliers to determine how they are managing their operations to mitigate supply flow and food safety risks. To ensure we mitigate potential supply availability risk, we are building additional inventory back stock levels when appropriate and we have also identified alternative supply sources in key product categories including but not limited to food, sanitation and safety supplies.

Prior to obtaining the PPP Loans, we were in compliance with the financial covenants contained in our five (5) loans with our unrelated third party institutional lender (the “Institutional Lender”) under which as of June 27, 2020, we owe in the aggregate approximately $12,600,000 (the “Institutional Loans”). We have determined that as of June 27, 2020, we are not in compliance with our financial covenants contained in each of the Institutional Loans related to the Rent Adjusted Funded Debt to EBITDA Ratio because our consolidated debt as of June 27, 2020 increased due to the repayment obligations caused by our repayment obligations under the PPP Loans (the “Covenant Breach’). The Institutional Loans each contain a cross-default provision. Under these cross-default provisions, a default under an Institutional Loan may constitute a ‘default’ under all Institutional Loans. Pursuant to the terms of the Institutional Loans, a default, including but not limited to the Covenant Breach, grants the Institutional Lender the right to exercise certain remedies under the Institutional Loans, including the right to accelerate the indebtedness owed by us to the Institutional Lender thereunder. On August 10, 2020, we received a written waiver of the Covenant Breach from the Institutional Lender, which, among other things, waives the Covenant Breach through June 30, 2021.

There can be no assurances that we will be in compliance with our financial covenants thereafter due to, among other things, that our results of operations will likely continue to be materially impacted by the COVID-19 pandemic. Absent a waiver, failure to be in compliance with our financial covenants would constitute a default under the Institutional Loans with our Institutional Lender when reported. Such a default, if not cured or waived, would allow the Institutional Lender to accelerate the maturity of the indebtedness we owe under the Institutional Loans, making it due and payable at the time. If maturity of the Institutional Loans were accelerated, it would have a material adverse impact on our consolidated financial statements and results of operations.

Index

For a detailed discussion of the risks that affect our business, please refer to the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended September 28, 2019 filed with the SEC on December 20, 2019 as well as other periodic reports.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirty nine weeks ended June 27, 2020 and June 29, 2019, we did not purchase any shares of our common stock. As of June 27, 2020, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

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

FLANIGAN'S ENTERPRISES, INC.

Date: August 11, 2020	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)