Form 10-K
period 2020-10-03
FLANIGANS ENTERPRISES INC
filed 2021-01-15
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 001-06836

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

Yes ☐  No ☒

As of March 28, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $9,608,000 (based on the closing price of the common stock as reported on the NYSE AMERICAN of $11.31 per share).

There were 1,858,647 shares of the Registrant's Common Stock, $0.10 par value, outstanding as of January 15, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) hereof is incorporated by reference to portions of the Registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

i

PART IV
Item 15	Exhibits and Financial Statement Schedules	53
Item 16	Form 10–K Summary	57
SIGNATURES		58
EXHIBIT INDEX
LIST XBRL DOCUMENTS

ii

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to the future effects of the COVID 19 pandemic, the general expansion of our business, and other statements which are not statements of current or historical facts.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this annual report, those results or developments may not be indicative of results or developments in subsequent periods.

iii

PART I

ITEM 1. BUSINESS

General

As of October 3, 2020, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries (“we”, “our”, “ours” and “us” as the context requires), (i) operates 27 units, consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and (ii) franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurants/package liquor stores. The table below provides information concerning the type (i.e. restaurant, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of October 3, 2020 and as compared to September 28, 2019. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors.”

TYPES OF UNITS	FISCAL YEAR 2020	FISCAL YEAR 2019
Company-Owned:
Combination package liquor store and restaurant	3	3	(1)
Restaurant only	7	7
Package liquor store only	7	6	(2)

Company Managed Restaurants Only:
Limited partnerships	8	8
Franchise	1	1
Unrelated Third Party	1	1

TOTAL – Company-Owned/Operated Units	27	26

Franchised Units	5	5	(3)

____________________

Notes:

(1)	During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) was damaged by a fire which has caused it to be closed since the first quarter of our fiscal year 2019. Revenues and expenses from Store #19 for the time Store #19 was open during the first quarter of our fiscal year 2019 (two (2) days) are immaterial, with the exception of payroll. Store #19 remains closed.
(2)	During the first quarter of our fiscal year 2020, our new package liquor store located at 12776 N. Kendall Drive, Miami, Florida (Store #45) opened for business.
(3)	We operate a restaurant for one (1) franchisee. This unit is included in the table both as a franchised restaurant as well as a Company-operated restaurant.

Impact of COVID-19

In March 2020, a novel strain of coronavirus was declared a global pandemic and a National Public Health Emergency. The novel coronavirus pandemic and related “shelter-in-place” orders and other governmental mandates relating thereto (collectively, “COVID-19”) adversely affected and will, in all likelihood continue to adversely affect, our restaurant operations and financial results for the foreseeable future. Due to COVID-19, from mid-March 2020 through mid-May 2020, we ceased all dining and bar services at all of our restaurants, limiting service to take-out and delivery only of food, and implemented reduced hours at our retail package liquor stores. From mid-May 2020 through the beginning of July 2020, there was a gradual elimination of restrictions on our restaurant operations, permitting us to, among other things, provide dining for outdoor seating patrons with appropriate social distancing and provide dining for indoor patrons at up to 50% capacity (depending on the location of the restaurant), but with no bar service and increased operating hours at our package liquor stores. From the beginning of July 2020 through the beginning of September 2020, we ceased dine-in service at all of our Miami-Dade County, Florida restaurants, (two Company-owned and six limited partnership owned restaurants). Since the beginning of September 2020, we have been offering both food and bar options at all of our restaurants, including those located in Miami-Dade County, Florida, with appropriate social distancing and dine-in service at up to 100% capacity, including outdoor dining.

Due to COVID-19, we implemented (i) certain cost cutting measures including material layoffs at our restaurants and reduced corporate personnel salaries; and (ii) a number of changes to our operations such as the establishment of an in-house delivery service and an adjustment to our traditional staffing model to meet customer demand. We have been in regular contact with our suppliers and while to date we have not experienced significant disruptions in our supply chain, we could see future disruptions should the impacts of COVID-19 extend for a considerable amount of time. To support our employees, we have implemented work from home support, increased sanitization of high touch, high traffic areas in our restaurants, retail package liquor stores and corporate offices, provided personal protective equipment for our employees and increased the frequency of personal hygiene practices. From March 29, 2020 through May 9, 2020, the salaries of all our non-executive corporate office personnel were reduced by 20%, the base salaries of our Chief Operating Officer and Chief Financial Officer were each reduced by 50% and our Chief Executive Officer waived his base salary, representing salary savings of approximately $135,000 during this period. Our employee headcount as of fiscal year end 2020 was 1,804 persons reduced from 1,870 persons as of our fiscal year end 2019.

In addition and also due to COVID-19, we did not make any quarterly distributions to our limited partners for the quarter ended March 31, 2020. For each of the quarters ended June 30, 2020 and September 30, 2020, we made quarterly distributions to our limited partners equal to one-half (½) of the amounts that would have been distributed for the quarter ended March 31, 2020.

During the third quarter of fiscal year end 2020, the United States government passed a $2.0 trillion Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) designed primarily to help keep businesses running during and after the COVID-19 pandemic. The CARES Act included provisions for certain deductions and tax credits, filing deadline extensions, filing payment deadlines and making available certain grant money to assist businesses. This CARES ACT allowed us to take advantage of credits, deferments, and deductions, and loans from an unrelated third party lender pursuant to the Paycheck Protection Program (“PPP Loans”) (described below) during the third quarter of our fiscal year 2020. As a result, during the third and fourth quarter of 2020, we reversed certain of our cost cutting measures, including (i) reinstating employees laid off at our restaurants in anticipation of resuming dine-in service, (ii)restoring corporate personnel and executive salaries and (iii) paying prior salary reductions.

We do not believe COVID-19 has had a material adverse effect on our access to supplies or labor, although there can be no assurance that there will not be a significant adverse impact on our supply chain or access to labor in the future. We are actively monitoring our food suppliers to assess how they are managing their operations to mitigate supply flow and food safety risks. To ensure we mitigate potential supply availability risk, we are building additional inventory back stock levels when appropriate and we have also identified alternative supply sources in key product categories including but not limited to food, sanitation and safety supplies.

Additional information regarding the impact of COVID-19 on our business and the CARES Act is set forth within this Part I, Part II Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements.

History and Development of Our Business

We were incorporated in Florida in 1959 and commenced operating as a chain of small cocktail lounges and package liquor stores throughout South Florida. By 1970, we had established a chain of "Big Daddy's" lounges and package liquor stores between Vero Beach and Homestead, Florida. From 1970 to 1979, we expanded our package liquor store and lounge operations throughout Florida and opened clubs in five other "Sun Belt" states. In 1975, we discontinued most of our package store operations in Florida except in the South Florida areas of Miami-Dade, Broward, Palm Beach and Monroe Counties. In 1982, we expanded our club operations into the Philadelphia, Pennsylvania area as general partner of several limited partnerships we organized. In March 1985, we began franchising package liquor stores and lounges in the South Florida area. See Note 13 to the consolidated financial statements and the discussion of franchised units on page 4.

During our fiscal year 1987, we began renovating our lounges to provide full restaurant food service, and subsequently renovated and added food service to most of our lounges. Food sales currently represent approximately 81.1% and bar sales approximately 18.9% of our total restaurant sales.

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

Package Liquor Store Operations

Our package liquor stores emphasize high volume business by providing customers with a wide selection of brand name and private label liquors, beers and wines while offering competitive pricing by meeting the published sales prices of our competitors. We provide sales training to our package liquor store personnel. The stores are open for business seven days a week from 9:00-10:00 a.m. to 9:00-10:00 p.m., depending upon demand and local law. Most of our units have "night windows" with extended evening hours.

Company-Owned Package Liquor Stores. We own and operate nine package liquor stores in the South Florida area under the name “Big Daddy’s Liquors”, two of which are jointly operated with restaurants we own.

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

Restaurant Operations

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

Company-Owned Restaurants. We own and operate nine restaurants all under our service mark “Flanigan’s Seafood Bar and Grill” two of which are jointly operated with package liquor stores we own. One additional combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) has been closed since October 2018 due to fire damage.

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

Generally, the terms of the limited partnership agreements provide that until the investors’ cash investment in a limited partnership (including any cash invested by us) is returned in full, (available cash is distributed to the investors pro-rata based on ownership interest), the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant, as a return of capital, up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee and one-half (½) to the investors, (including us), pro-rata based on the investors’ investment, as a return of capital. Once all of the investors, (including us), have received, in full, amounts equal to their cash invested, an annual management fee becomes payable to us equal to one-half (½) of cash available to be distributed, with the other one-half (½) of available cash distributed to the investors (including us), as a profit distribution, pro-rata based on the investors’ investment. As of October 3, 2020, all eight (8) limited partnerships where we are the general partner and are eligible to receive a management fee, have returned to their respective investors all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by these limited partnerships. In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our “Flanigan’s Seafood Bar and Grill” service mark, which use is authorized while we act as general partner only. This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears. Whether we will have any additional restaurants under development in the future will be dependent, among other things, on market conditions and our ability to raise capital. We anticipate that we will continue to form limited partnerships to raise funds to own and operate restaurants under our service mark “Flanigan’s Seafood Bar and Grill” using the same or substantially similar financial arrangements.

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

Sunrise, Florida

During the second quarter of our fiscal year 2019, we entered into a Lease Agreement (the “Sunrise Lease Agreement”) with a non-affiliated third party to rent approximately 6,900 square feet of commercial space in Sunrise, Florida where, subject to certain conditions, we anticipate opening a new restaurant location under our “Flanigan’s Seafood Bar and Grill” service mark. During the third quarter of our fiscal year 2019, we assigned the Sunrise Lease Agreement to a newly formed limited partnership in which we currently are (i) the sole general partner; and (ii) our wholly owned subsidiary is the sole limited partner. While there can be no assurances that we will be successful in doing so, we intend to sell limited partnership interests to third parties as well as affiliates of the Company in order to raise net proceeds, in the amount of $5,000,000, which proceeds will be used to renovate this potential restaurant location. We anticipate that the new restaurant location’s ownership and operating structure will be substantially similar to that of our other restaurants owned by limited partnerships.

Fort Lauderdale, Florida

A corporation owned by one of our board members acts as sole general partner of a limited partnership which has owned and operated a restaurant in Fort Lauderdale, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since April 1, 1997. We have a 25% limited partnership interest in this limited partnership. 31.9% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all cash invested, but since we are not the general partner of this limited partnership, we do not receive an annual management fee. We have a franchise arrangement with this limited partnership and for accounting purposes, we do not consolidate the operations of this limited partnership into our operations.

Management Agreement for “The Whale’s Rib” Restaurant

Since January 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant. For our fiscal years ended October 3, 2020 and September 28, 2019, we generated $150,000 and $375,000 of revenue, respectively from providing these management services.

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

In Florida, where all of our restaurants and package liquor stores are located, most of our liquor licenses are issued on a "quota license" basis. Quota licenses are issued on the basis of a population count established from time to time under the latest applicable census. Because the total number of liquor licenses available under a quota license system is limited and restrictions are placed upon their transfer, the licenses have purchase and resale value based upon supply and demand in the particular areas in which they are issued. The quota licenses held by us allow the sale of liquor for on and off premises consumption. The other liquor licenses held by us or limited partnerships of which we are the general partner, are restaurant liquor licenses, which do not have quota restrictions or purchase or resale value. A restaurant liquor license is issued to every applicant who meets all of the state and local licensing requirements, including, but not limited to zoning and minimum restaurant size, seating and menu. The restaurant liquor licenses held by us allow the sale of liquor for on premises consumption only.

All licenses must be renewed annually and may be revoked or suspended for cause at any time. Suspension or revocation may result from violation by the licensee or its employees of any federal, state or local law regulation pertaining to alcoholic beverage control. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of our units, including, minimum age of patrons and employees, hours of operations, advertising, wholesale purchasing, inventory control, handling, storage and dispensing of alcoholic beverages, internal control and accounting.

As the sale of alcoholic beverages constitutes a large share of our revenue, the failure to receive or retain, or a delay in obtaining a liquor license in a particular location could adversely affect our operations in that location and could impair our ability to obtain licenses elsewhere.

During our fiscal years 2020 and 2019, no significant pending matters have been initiated concerning any of our licenses which might be expected to result in a revocation of a liquor license or other significant actions against us.

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

Coronavirus Pandemic

In March 2020, a novel strain of coronavirus was declared a global pandemic and a National Public Health Emergency. The novel coronavirus pandemic and related “shelter-in-place” orders and other governmental mandates relating thereto (collectively, “COVID-19”) adversely affected and will, in all likelihood continue to adversely affect, our restaurant operations and financial results for the foreseeable future. Due to COVID-19, from mid-March 2020 through mid-May 2020, we ceased all dining and bar services at all of our restaurants, limiting service to take-out and delivery only of food, and implemented reduced hours at our retail package liquor stores. From mid-May 2020 through the beginning of July 2020, there was a gradual elimination of restrictions on our restaurant operations, permitting us to, among other things, provide dining for outdoor seating patrons with appropriate social distancing and provide dining for indoor patrons at up to 50% capacity (depending on the location of the restaurant), but with no bar service and increased operating hours at our package liquor stores. From the beginning of July 2020 through the beginning of September 2020, we ceased dine-in service at all of our Miami-Dade County, Florida restaurants, (two Company-owned and six limited partnership owned restaurants). Since the beginning of September 2020, we have been offering both food and bar options at all of our restaurants, including those located in Miami-Dade County, Florida, with appropriate social distancing and dine-in service at up to 100% capacity, including outdoor seating.

Due to COVID-19, we implemented (i) certain cost cutting measures including material layoffs at our restaurants and reduced corporate personnel salaries; and (ii) a number of changes to our operations such as the establishment of an in-house delivery service and an adjustment to our traditional staffing model to meet customer demand. We have been in regular contact with our suppliers and while to date we have not experienced significant disruptions in our supply chain, we could see future disruptions should the impacts of COVID-19 extend for a considerable amount of time. To support our employees, we have implemented work from home support, increased sanitization of high touch, high traffic areas in our restaurants, retail package liquor stores and corporate offices, provided personal protective equipment for our employees and increased the frequency of personal hygiene practices. From March 29, 2020 through May 9, 2020, the salaries of all our non-executive corporate office personnel were reduced by 20%, the base salaries of our Chief Operating Officer and Chief Financial Officer were each reduced by 50% and our Chief Executive Officer waived his base salary, representing salary savings of approximately $135,000 during this period. Our employee headcount as of fiscal year end 2020 was 1,804 persons reduced from 1,870 persons as of our fiscal year end 2019.

In addition and also due to COVID-19, we did not make any quarterly distributions to our limited partners for the quarter ended March 31, 2020. For each of the quarters ended June 30, 2020 and September 30, 2020, we made quarterly distributions to our limited partners equal to one-half (½) of the amounts that would have been distributed for the quarter ended March 31, 2020.

During the third quarter of fiscal year end 2020, the United States government passed a $2.0 trillion Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) designed primarily to help keep businesses running during and after the COVID-19 pandemic. The CARES Act included provisions for certain deductions and tax credits, filing deadline extensions, filing payment deadlines and making available certain grant money to assist businesses. This CARES ACT allowed us to take advantage of credits, deferments, and deductions, and PPP Loans (described below) during the third quarter of our fiscal year 2020. As a result, during the third and fourth quarter of 2020, we reversed certain of our cost cutting measures, including (i) reinstating employees laid off at our restaurants in anticipation of resuming dine-in service, (ii) restoring corporate personnel and executive salaries and (iii) paying prior salary reductions.

During the third quarter of our fiscal year 2020, we, certain of the entities owning the limited partnership stores (the “LP’s”), franchised stores (the “Franchisees”) as well as the store we manage but do not own (the “Managed Store”), (collectively, the “Borrowers”), applied for and received loans from an unrelated third party lender pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $13.1 million, (the “PPP Loans”), of which approximately: (i) $5.9 million was loaned to us; (ii) $4.1 million was loaned to 8 of the LP’s; (iii) $2.6 million was loaned to 5 of the Franchisees; and (iv) $0.5 million was loaned to the Managed Store. The PPP Loans to the Franchisees and the Managed Store are not included in our consolidated financial statements. Due to our receipt of the PPP Loans, we reversed certain cost cutting measures, including reinstating employees laid off at our restaurants in anticipation of resuming dine-in service and restoring corporate personnel salaries.

The PPP Loans, which are in the form of Notes issued by each of the Borrowers, mature two years from the date of funding (dates ranging from May 5, 2022 to May 11, 2022) and bear interest at a rate of 1.00% per annum, payable monthly commencing approximately six months from the date of issuance of the Notes (issuance dates ranging from April 30, 2020 to May 6, 2020). The Notes may be prepaid by the applicable Borrower at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loans have been used and are available to the respective Borrower to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, including rent and interest on mortgages and other debt obligations incurred before February 15, 2020. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent the proceeds of the PPP Loans are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. No assurance can be given that the Borrowers will obtain forgiveness of the PPP Loans in whole or in part.

With respect to any portion of any of the PPP Loans that is not forgiven under the terms of the PPP, such amounts will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the applicable PPP Note and cross-defaults on any other loan with the Lender or other creditors.

We do not believe COVID-19 has had a material adverse effect on our access to supplies or labor, although there can be no assurance that there will not be a significant adverse impact on our supply chain or access to labor in the future. We are actively monitoring our food suppliers to assess how they are managing their operations to mitigate supply flow and food safety risks. To ensure we mitigate potential supply availability risk, we are building additional inventory back stock levels when appropriate and we have also identified alternative supply sources in key product categories including but not limited to food, sanitation and safety supplies.

Prior to obtaining the PPP Loans, we were in compliance with the financial covenants contained in our loans with our unrelated third party institutional lender (the “Institutional Lender”) under which as of October 3, 2020, we owe in the aggregate, approximately $12,209,000 (the “Institutional Loans”). We determined that as of the end of the third quarter of our fiscal year 2020, we were not in compliance with our financial covenants contained in the Institutional Loans related to the Rent Adjusted Funded Debt to EBITDA Ratio because our consolidated debt during the third quarter of our fiscal year 2020 increased due to our repayment obligations under the PPP Loans (the “Covenant Breach’). Pursuant to the terms of the Institutional Loans, the Covenant Breach, grants the Institutional Lender the right to exercise certain remedies under the Institutional Loans, including the right to accelerate the indebtedness owed by us to the Institutional Lender thereunder. On August 10, 2020, we received a written waiver of the Covenant Breach from the Institutional Lender, which, among other things, waives the Covenant Breach through June 30, 2021. As of October 3, 2020, we are in compliance with the financial covenants contained in our loans with our Institutional Lender.

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

General Liability Insurance

We have general liability insurance which incorporates a deductible of $10,000 per occurrence for both us and the limited partnerships. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our deductible, up to a maximum aggregate of $2,000,000 per year. During our fiscal year 2020, we were able to purchase excess liability insurance at a reasonable premium, whereby our excess insurance carrier is responsible for $10,000,000 coverage above our primary general liability insurance coverage. We are uninsured against liability claims in excess of $11,000,000 per occurrence and in the aggregate. Subsequent to the end of our fiscal year 2020, we secured general liability and excess liability insurance for the period commencing after the expiration of the current policies on December 30, 2020.

Our general policy is to settle only those legitimate and reasonable claims asserted and to aggressively defend and go to trial, if necessary, on frivolous and unreasonable claims. Under our current liability insurance policy, certain expenses incurred in defending a claim, including attorney's fees, are a part of our $10,000 deductible.

In accordance with accounting guidance, we accrue for any liability by recognizing costs when it is probable that a covered liability has been incurred and the cost can be reasonably estimated. Accordingly, our annual insurance costs may be subject to adjustment from previous estimates as facts and circumstances change. Our accruals are included in the accompanying consolidated balance sheets in the caption "Accounts payable and accrued expenses". A significant unfavorable judgment or settlement against us in excess of our liability insurance coverage could have a materially adverse effect on the Company.

Property Insurance; Windstorm Insurance; Deductibles

For the policy year beginning December 30, 2019, our property insurance is a one (1) year policy with an unaffiliated third party insurance carrier, including coverage for properties leased by us and our consolidated limited partnerships, and provides for full insurance coverage for property losses, including those caused by windstorm, such as a hurricane. For property losses caused by windstorm, the property insurance has a fixed deductible of $100,000, plus 5% of all insured losses, per occurrence. For all other property losses, the property insurance has deductibles of $10,000 per location, per occurrence. Subsequent to the end of our fiscal year 2020, we secured property insurance for the period commencing after the expiration of the current policy on December 30, 2020.

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

Employees

As of our fiscal year end 2020, we employed 1,804 persons, of which 952 were full-time and 852 were part-time. Of these, 51 were employed at our corporate offices in administrative capacities and 13 were employed in maintenance. Of the remaining employees, 65 were employed in our package liquor stores and 1,675 in our restaurants.

None of our employees are represented by collective bargaining organizations. We consider our labor relations to be favorable.

Executive Officers

Name	Positions and Offices Currently Held	Age	Office or Position Held Since
James G. Flanigan	Chairman of the Board of Directors, Chief Executive Officer and President	56	(1)
August Bucci	Chief Operating Officer and Executive Vice President	76	2002
Jeffrey D. Kastner	Chief Financial Officer, General Counsel and Secretary	67	(2)
Christopher O’Neil	Vice President of Package Operations	55	2016

----------------

(1) Chairman of the Board of Directors, Chief Executive Officer since 2005; President since 2002.

(2) Chief Financial Officer since 2004; Secretary since 1995; and General Counsel since 1982.

Flanigan’s 401(k) Plan

Effective July 1, 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and/or matching contributions. During our fiscal years ended October 3, 2020 and September 28, 2019, the Board of Directors approved discretionary matching contributions totaling $81,000 and $74,000, respectively.

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations on our operations.

Our Website

Our website address is https://www.flanigans.net

ITEM 1A.	RISK FACTORS

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

The Novel Coronavirus (COVID-19) Pandemic Has Had A Significant Impact On Our Operations Since March 2020 And Could Materially And Adversely Affect Our Future Business And Financial Results.

The global pandemic caused by the novel coronavirus (COVID-19 virus) has and will continue to materially and adversely affect our restaurant business for what may be a prolonged period of time. This damage and disruption has resulted from events and factors that were impossible for us to predict and are beyond our control. In the United States, as well as globally, individuals are being encouraged to practice social distancing, restricted from gathering in groups, and in some areas are restricted from non-essential movements outside of their homes. In compliance with government directives from time to time, we temporarily (i) shifted our restaurant operations to a take-out or delivery only operating model; (ii) reduced the operating hours of our retail package stores; (iii) laid off a significant number of employees; and (iv) substantially modified our corporate operations to comply with social distancing requirements. As a result, and despite experiencing increased sales and traffic at certain of our retail package liquor stores, these changes caused by the COVID-19 pandemic materially adversely affected our results of operations for our fiscal year 2020 and will, in all likelihood, impact our results of operations, liquidity and/or financial condition for our fiscal year 2021, particularly if further government directives are put in place for a significant amount of time.

The COVID-19 pandemic’s impact on the economy in general, globally, nationally and locally, could also adversely affect our guests’ financial condition, resulting in reduced spending at our restaurants and package liquor stores. The COVID-19 pandemic and these responses have affected and will continue to adversely affect our guest traffic, sales and operating costs and we cannot predict how long the pandemic will last or what other government responses may occur. Moreover, once restrictions are lifted, it is unclear whether guests will be comfortable dining out and, if so, how quickly guests will return to our restaurants, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses, and other factors that are beyond our control. Any failure of consumers to return to pre-pandemic dining patterns could have a long-term material adverse impact on us and our future prospects.

The equity markets in the United States have been extremely volatile due to the COVID-19 pandemic and our stock price has fluctuated significantly and may continue to do so. If the business interruptions caused by COVID-19 continue indefinitely or last longer than we expect, we may need to seek other sources of liquidity. The COVID-19 pandemic has created significant disruption and extreme volatility in global capital markets and is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available on favorable terms, especially the longer the COVID-19 pandemic lasts, or available at all. In the second quarter of fiscal 2020, our Board of Directors voted to cancel a previously declared cash dividend due to uncertainty surrounding the duration of closures of our dining rooms and other restrictions mandated by state and local governments in response to COVID-19. Additionally, certain of our restaurants have been further disrupted when an employee has been diagnosed with COVID-19 or exposed to a person with a confirmed positive diagnosis of COVID-19. In the event an employee has been diagnosed with COVID-19, our policy requires quarantine of some or all of a restaurant’s or store’s employees and disinfection of the restaurant or store facilities. Additionally, if an employee has direct contact with a friend or family member with a confirmed positive diagnosis of COVID-19, such employee must exclude himself or herself from work for a certain period of time. If a significant percentage of our workforce is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, our operations will be negatively impacted, potentially materially adversely affecting our liquidity, financial condition or results of operations. If an outbreak is traced to one or more of our locations, it could impact our reputation and subject us to legal claims.

We have not experienced any significant issues related to suppliers; however, our suppliers could be adversely impacted by the COVID-19 pandemic. If our suppliers’ employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, or if the supply chain is disrupted for any other reason such as travel limitations and other restrictions on commerce, we could face shortages of food items or other supplies at our restaurants and our operations and sales could be adversely impacted by such supply interruptions.

Considering the significant uncertainty as to our ability to increase sales to levels we achieved before the COVID-19 pandemic based on aforementioned uncertainties and other known and unknown risks related to the pandemic, refer to Part I, Item 1 – Business, Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations discussions on Liquidity for further information. Additionally, the impact of COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, may also precipitate or exacerbate other risks discussed in this Item 1A - Risk Factors and elsewhere in this report, any of which could have a material effect on us. This situation is changing rapidly and additional effects may arise that we are not presently aware of or that we currently do not consider to present significant risks to our operations. If we are not able to respond to and manage the impact of such events effectively, our business and financial condition will be negatively impacted.

Our Sales and Profit Growth Could Be Adversely Affected If Comparable Restaurant Sales Increases Are Less Than We Expect, and We May Not Successfully Increase Comparable Restaurant Sales or They May Decrease.

While future sales growth will depend substantially on our opening new restaurants, changes in comparable restaurant sales (which represent the change in period-over-period sales for restaurants) will also affect our sales growth and will continue to be a critical factor affecting profit growth. This is because the profit margin on comparable restaurant sales is generally higher, as comparable restaurant sales increases enable fixed costs to be spread over a higher sales base. Conversely, declines in comparable restaurant sales can have a significant adverse effect on profitability due to the loss of the positive impact on profit margins associated with comparable restaurant sales increases. There is no assurance that comparable restaurant sales will increase in fiscal year 2021 due to, among other things, ongoing consumer and economic uncertainty.

Our ability to increase comparable restaurant sales depends on many factors, including:

•	perceptions of the Flanigan’s brand;
•	competition, especially from an increasing number of competitors in the fast casual segment of the restaurant industry and from other restaurants whose strategies overlap ours, as well as from grocery stores, meal kit delivery services and other dining options;

•	executing our strategies effectively, including our marketing and branding strategies;
•	changes in consumer preferences and discretionary spending;
•	our ability to increase menu prices without adversely affecting our existing business;
•	weather, natural disasters and other factors limiting access to our restaurants; and
•	changes in government regulation that may impact customer perceptions of our food.

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

Any inability to compete successfully with the other restaurants and/or stores in our markets will prevent us from increasing or sustaining our revenues and profitability and will result in a material adverse effect on our business, financial condition, results of operations or cash flows. We may also need to modify or refine elements of our business to evolve our concepts in order to compete with popular new restaurant formats or store concepts that may develop in the future. There can be no assurance that we will be successful in implementing these modifications or that these modifications will not reduce our profitability.

New Information Or Attitudes Regarding Diet And Health Could Result In Changes In Regulations And Consumer Eating Habits That Could Adversely Affect Our Revenues.

Regulations and consumer eating habits may change because of new information or attitudes regarding diet and health. These changes may include regulations that impact the ingredients and nutritional content of our menu items at our restaurants. For example, a number of states, counties and cities are enacting menu-labeling laws requiring multi-unit restaurant operators to make certain nutritional information available to guests or restrict the sales of certain types of ingredients in restaurants. The success of our restaurant operations is dependent, in part, upon our ability to respond effectively to changes in consumer health and disclosure regulations and to adapt our menu offerings to trends in eating habits. If consumer health regulations or consumer eating habits change significantly, we may be required to modify or delete certain menu items. To the extent we are unable to respond with appropriate changes to our menu offerings, it could materially affect customer demand and have an adverse impact on our revenues.

Adverse Public Or Medical Opinions About Health Effects Of Consuming Our Products As Well As Negative Publicity About Us, Our Restaurants And/or Package Liquor Stores And About Others Across The Food And Liquor Industry Supply Chain, Whether Or Not Accurate, Could Negatively Affect Us.

Restaurant operators have received more scrutiny from regulators and health organizations in recent years relating to the health effects of consuming certain products. An unfavorable report on the products we use in our menu, the size of our portions or the consumption of those items could influence the demand for our offerings. In addition, adverse publicity or news reports, whether or not accurate, of food quality issues, illness, injury, health concerns, or operating issues stemming from a single restaurant, a limited number of restaurants, restaurants operated by others or generally in the food supply chain could be damaging to the restaurant industry overall and specifically harm our reputation. A decrease in guest traffic because of these types of health concerns or negative publicity could materially harm our results of operations.

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

Our Business Could Be Materially Adversely Affected If We Are Unable To Expand In A Timely And Profitable Manner.

To grow successfully, we must open new restaurants and/or package liquor stores on a timely and profitable basis. We have experienced delays in restaurant and/or package liquor store openings from time to time and may experience delays in the future. During our fiscal year 2020, we continued developing our new restaurant in Sunrise, Florida. During our fiscal year 2019, we developed a new package liquor store in Miami, Florida (Store #45).

Our ability to open and profitably operate restaurants and/or package liquor stores is subject to various risks such as identification and availability of suitable and economically viable locations, the negotiation of acceptable leases or the purchase terms of existing locations, the availability of limited partner investors or other means to raise capital, the need to obtain all required governmental permits (including zoning approvals) on a timely basis, the need to comply with other regulatory requirements, the availability of necessary contractors and subcontractors, the availability of construction materials and labor, the ability to meet construction schedules and budgets, variations in labor and building material costs, changes in weather or other acts of God that could result in construction delays and adversely affect the results of one or more restaurants and/or package liquor stores for an indeterminate amount of time. If we are unable to manage these risks successfully, we will face increased costs and lower than anticipated revenues which will materially adversely affect our business, financial condition, operating results and cash flow.

Changes In Customer Preferences For Casual Dining Styles Could Adversely Affect Financial Performance.

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

Labor Shortages, An Increase In Labor Costs, Or Inability To Attract Employees Could Harm Our Business.

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

Increases In Employee Minimum Wages By The Federal Or State Government Could Adversely Affect Business.

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

Due To Our Geographic Locations, Restaurants Are Subject To Climate Conditions That Could Affect Operations.

All but one (1) of our restaurants and package liquor stores are located in South Florida, with the remaining restaurant located in Central Florida. During hurricane season, (June 1 through November 30 each year), our restaurants and/or package liquor stores may face harsh weather associated with hurricanes and tropical storms. These harsh weather conditions may make it more difficult for customers to visit our restaurants and package liquor stores or may necessitate the closure of the stores and restaurants for a period of time. If customers are unable to visit our restaurants and/or package liquor stores, our sales and operating results may be negatively affected.

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

Due To Our Geographic Locations, We May Not Be Able To Acquire Windstorm Insurance Coverage Or Adequate Windstorm Insurance Coverage At A Reasonable Rate.

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

Inability To Attract And Retain Customers Could Affect Results Of Operations.

We take pride in our ability to attract and retain customers, however, if we do not deliver an enjoyable dining experience for our customers, they may not return and results may be negatively affected.

A Failure To Comply With Governmental Regulations Could Harm Our Business And Our Reputation.

We are subject to regulation by federal agencies and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to the following:

•	the preparation and sale of food and alcoholic beverages;
•	employment;
•	building construction and access;
•	zoning requirements; and
•	the environment.

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

We May Face Liability Under Dram Shop Statutes.

Our sale of alcoholic beverages subjects us to “dram shop” statutes, which allow an injured person to recover damages from an establishment that served alcoholic beverages to an intoxicated person. If we receive a judgment substantially in excess of our insurance coverage, or if we fail to maintain our insurance coverage, our business, financial condition, operating results or cash flows could be materially and adversely affected. There are currently no “dram shop” claims pending against us. See “Item 1. Business—Government Regulation” for a discussion of the regulations with which we must comply.

We May Face Instances of Food Borne Illness.

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

If We Experience a Significant Failure in or Interruption of Certain Key Information Technology Systems, our Business could be Adversely Impacted.

We use a variety of applications and systems to manage the flow of information securely within each of our restaurants and within our centralized corporate infrastructure. The services available within our systems and applications include restaurant and store operations, supply chain, inventory, scheduling, training, human capital management, financial tools and data protection services. The restaurant and store structure is based primarily on a point-of-sale system that operates locally and is integrated with other functions necessary to operations. It records sales transactions, receives out of store orders and authorizes, batches and transmits credit card transactions. The system also allows employees to enter time clock information and to produce a variety of management reports. Select information that is captured from this system at each restaurant or store is collected in the central corporate infrastructure, which enables management to continually monitor operating results. Our ability to manage efficiently and effectively our business depends significantly on the reliability and capacity of these and other systems and our operations depend substantially on the availability of our point-of-sale system and related networks and applications. These systems may be vulnerable to attacks or outages from security breaches, viruses and other disruptive problems, as well as from physical theft, fire, power loss, telecommunications failure or other catastrophic events. Any failure of these systems to operate effectively, whether from security breaches, maintenance problems, upgrades or transitions to new platforms, or other factors could result in interruptions to or delays in our restaurant or other operations, adversely impacting the restaurant or store experience for our customers or negatively impacting our ability to manage our business. If our information technology systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures, or if our business interruption insurance does not sufficiently compensate us for any losses that we may incur, our revenues and profits could be reduced and the reputation of our brand and our business could be materially adversely affected. In addition, remediation of any problems with our systems could result in significant, unplanned expenses.

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

We also are subject to being audited from time to time for compliance with citizenship or work authorization requirements. From time to time, the State of Florida considers adopting new state immigration laws and the U.S. Congress and Department of Homeland Security from time to time consider or implement changes to Federal immigration laws, regulations or enforcement programs as well. Changes in immigration or work authorization laws may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome or reduce the availability of potential employees. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. We currently participate in the “E-Verify” program, an Internet-based, free program run by the U.S. government to verify employment eligibility for all employees throughout our company. However, use of E-Verify does not guarantee that we will properly identify all applicants who are ineligible for employment. Unauthorized workers may subject us to fines or penalties and we could experience adverse publicity that negatively affects our brand and may make it more difficult to hire and keep qualified employees. Termination of a significant number of employees would disrupt our operations including slowing our throughput and could also cause additional adverse publicity and temporary increases in our labor costs as we train new employees. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. Our reputation and financial performance may be materially harmed as a result of any of these factors.

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

Nutrition and Food Regulation

In recent years there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry including nutrition and advertising practices. Restaurants operating in the quick-service and fast-casual segments have been a particular focus. For example, the State of California, New York City and a number of other jurisdictions around the U.S. have adopted regulations requiring that chain restaurants include calorie information on their menus and/or make other nutritional information available and nation-wide nutrition disclosure requirements included in the U.S. health care reform law went into effect as of December 1, 2015. These nutrition disclosure requirements may increase our expenses or slow customers as they select their food and beverage choices decreasing our throughput. These initiatives may also change customers’ buying habits in a way that adversely impacts our sales.

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

Any act of violence at or threatened against our restaurants or the centers in which they are located, including active shooter situations and terrorist activities, may result in restricted access to our restaurants and/or restaurant closures in the short-term and, in the long-term, may cause our customers and staff to avoid our restaurants. Any such situation could adversely impact customer traffic and make it more difficult to staff our restaurants fully, which could materially adversely affect our financial performance.

The occurrence or threat of extraordinary events, such as active shooter or future terrorist attacks military and governmental responses, and the protest of future wars, may result in negative changes to economic conditions likely resulting in decreased consumer spending. Additionally, decreases in consumer discretionary spending may impact the frequency with which our customers choose to dine out at restaurants or the amount they spend on meals while dining out at restaurants, thereby adversely affecting our sales and results of operations. A decrease in consumer discretionary spending may also adversely affect our ability to achieve the benefit of planned menu price increases to help preserve our operating margins.

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

Our digital business, which has become an increasing significant part of our business, is subject to risks.

Primarily due to the COVID-19 pandemic, our revenue derived from digital orders, which includes delivery and customer pickup has increased substantially. While we are uncertain as to whether this business will continue to increase and/or be significant, we have implemented technology, targeted advertising and promotions and to some extent remodeled our restaurants, to accommodate the growth of our digital business. If we do not continue to grow our digital business, it may be difficult for us to recoup these costs or achieve our sales growth potential. We rely on third-party delivery services to fulfill package store delivery orders, and the ordering and payment platforms used by these third-parties, or online ordering system, could be interrupted by technological failures, user errors, cyber-attacks or other factors, which could adversely impact sales through these channels and negatively impact our reputation. Additionally, our delivery partners are responsible for order fulfillment and errors or failures to make timely deliveries could cause guests to stop ordering from us. The third-party delivery business is competitive, with a number of players competing for market share and delivery drivers. If the third-party delivery services that we utilize cease or curtail operations, increase their fees, or give greater priority or promotions on their platforms to our competitors, our delivery business and our sales may be negatively impacted.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1B.

ITEM 2.	PROPERTIES.

Our operations are conducted primarily on leased property with the exception of the following:

(i)	a 10,000 square foot stand-alone building located in Fort Lauderdale, Florida that we purchased in December, 1999, which since April 2001 has housed our corporate headquarters;

(ii)	a 4,600 square foot stand-alone building located in Hallandale, Florida that we purchased in July 2006 and which since September 1968 has housed our Hallandale, Florida Company-owned combination restaurant and package liquor store (Store #31);

(iii)	a 4,120 square foot stand-alone building in Hollywood, Florida we constructed in November 2003, upon real property we acquired in September 2001 pursuant to a 25 year ground lease interest, (a portion of this building is leased to an unaffiliated third party), and which since November 2003 has housed our Hollywood, Florida Company-owned package liquor store (Store #4);

(iv)	a 4,500 square foot stand-alone building located in Hollywood, Florida that we purchased in October 2009 and which housed our Hollywood, Florida Company-owned combination restaurant and package liquor store (Store #19) from March, 1972 until it was destroyed by fire on October 2, 2018 and the vacant parcel of real property adjacent thereto which we purchased in February 2015;

(v)	a 4,600 square foot stand-alone building located in Fort Lauderdale, Florida that we purchased in August 2010 and which since December, 1968 has housed our Fort Lauderdale, Florida Company-owned restaurant (Store #22);

(vi)	a 5,100 square foot stand-alone building in North Miami, Florida that we purchased in November 2010; the two parcels of real property adjacent thereto which we purchased in December 2012, one of which is contiguous to the real property and which we previously leased for non-exclusive parking and the vacant parcel of real property adjacent to the two parcels of real property which we purchased in March 2017. The stand-alone building housed our North Miami, Florida Company-owned combination restaurant and package liquor store, (Store #20), from July, 1968 until June 2017 when the package liquor store was re-located to a new building we constructed on the adjacent property;

(vii)	a 23,678 square foot two building shopping center in Miami, Florida that we purchased in November 2010: (A) one stand-alone building, approximately 18,828 square feet, (i) houses our recently opened (October 2019) new package liquor store and (ii) is otherwise leased to ten unaffiliated third party retailers; and (B) the second stand-alone building, approximately 4,850 square feet, has housed our Kendall, Florida based restaurant since April 4, 2000, which is owned by our affiliated limited partnership (Store #70);

(viii)	a 6,400 square foot building in Fort Lauderdale, Florida that we purchased in February 2014, 4,000 square feet of which has been leased to a related franchisee (Store #15) since April 1, 1997 and the balance (2,400 square feet) of which we use as storage. In August 2018 we purchased the real property and quadraplex adjacent thereto to insure adequate parking for the franchised restaurant in the future, if needed;

(ix)	a 6,000 square foot stand-alone building in Fort Lauderdale, Florida and the vacant real property diagonally adjacent that we purchased in October 2015, which we use as office and warehouse space, covered parking for our food truck and as a storage yard; and

(x)	a 4,600 square foot stand-alone building located in North Lauderdale, Florida that we purchased subsequent to the end of our fiscal year 2020 and which since April 1971 has housed our Company owned combination restaurant and package liquor store (Store #40).

All of our units require periodic refurbishing in order to remain competitive. We have budgeted $950,000 for our refurbishing program for fiscal year 2021. See Item 7, "Liquidity and Capital Resources" for discussion of the amounts spent in fiscal year 2020.

The following table summarizes information related to the properties upon which our operations are conducted:

Name and Location	Approx. Square Footage	Seats	Franchised/ Owned by	Lease Terms
Big Daddy's Liquors #4 Flanigan's Enterprises Inc. (5) 7003 Taft Street Hollywood, Florida	1,978	N/A	Company	3/1/02 to 2/28/27 Options to 2/28/47
Big Daddy's Liquors #7 Flanigan's Enterprises, Inc. 1550 W. 84th Street Hialeah, Florida	1,450	N/A	Company	11/1/00 to 10/31/25
Big Daddy's Liquors #8 Flanigan's Enterprises, Inc. 959 State Road 84 Fort Lauderdale, Florida	4,084	N/A	Company	5/1/99 to 4/30/24 Option to 4/30/29
Flanigan’s Seafood Bar and Grill #9 Flanigan’s Enterprises, Inc. 1550 W. 84th Street Hialeah, Florida	4,700	130	Company	1/1/10 to 12/31/24 Options to 12/31/49
Flanigan's Legends Seafood Bar and Grill #11 11 Corporation, Inc. (1) 330 Southern Blvd. W. Palm Beach, Florida	5,000	150	Franchise	1/4/00 to 1/3/25

Name and Location	Approx. Square Footage	Seats	Franchised/ Owned by	Lease Terms
Flanigan's Seafood Bar and Grill #12 Flanigan’s Enterprises, Inc. 2405 Tenth Ave. North Lake Worth, Florida	5,000	180	Company	11/16/92 to 11/15/23 Options to 11/15/38
Flanigan's Seafood Bar and Grill #14 Big Daddy's #14, Inc. (1) (4) 2041 NE Second St. Deerfield Beach, Florida	3,320	90	Franchise	6/1/79 to 6/1/24 and Options to 6/1/34
Flanigan’s Seafood Bar and Grill #15 CIC Investors #15 Ltd. (1) (7) 1479 E. Commercial Blvd. Ft. Lauderdale, Florida	4,000	90	Franchise/ Limited Partnership	1/1/09 to 8/31/21 Options to 8/31/36
Flanigan’s Seafood Bar and Grill #18 Twenty Seven Birds Corp. (1) (2) 2721 BirdAvenue Miami, Florida	4,500	200	Franchise	2/15/72 to 12/31/25 Options to 12/31/35
Big Daddy's Liquors #18 Twenty Seven Birds Corp. (1) (2) 2988 S.W. 27th Avenue Miami, Florida	3,000	N/A	Franchise	2/15/72 to 12/31/25 Options to 12/31/35
Flanigan’s Seafood Bar and Grill #19 (8) Flanigan’s Enterprises, Inc. 2505 N. University Dr. Hollywood, Florida	4,500	160	Company	Company-Owned
Flanigan's Seafood Bar and Grill #20 Flanigan's Enterprises, Inc. 13205 Biscayne Blvd. North Miami, Florida	5,100	150	Company	Company-Owned
Big Daddy’s Liquors #20 Flanigan's Enterprises, Inc. 13185 Biscayne Blvd. North Miami, Florida	2,500	N/A	Company	Company-Owned

Name and Location	Approx. Square Footage	Seats	Franchised/ Owned by	Lease Terms
Flanigan's Seafood Bar and Grill #22 Flanigan's Enterprises, Inc. 2600 W. Davie Blvd. Ft. Lauderdale, Florida	4,100	200	Company	Company-Owned
Flanigan's Seafood Bar and Grill #31 Flanigan's Enterprises, Inc. 4 N. Federal Highway Hallandale, Florida	4,600	150	Company	Company-Owned
Flanigan's Seafood Bar and Grill #33 Flanigan’s Enterprises, Inc. 45 S. Federal Highway Boca Raton, Florida	4,620	130	Company	10/1/10 to 6/30/30
Big Daddy's Liquors #34 Flanigan's Enterprises, Inc. 9494 Harding Ave. Surfside, Florida	3,000	N/A	Company	5/29/97 to 5/28/22 Options to 5/28/37
Flanigan's Seafood Bar and Grill #40 Flanigan's Enterprises, Inc. (10) 5450 N. State Road 7 N. Lauderdale, Florida	4,600	140	Company	Company-Owned
Piranha Pat's #43 BD 43 Corporation (1) (2) 2500 E. Atlantic Blvd. Pompano Beach, Florida	4,500	90	Franchise	12/1/72 to 11/30/22
Big Daddy’s Liquors #45 Flanigan’s Enterprises, Inc. 12776 S.W. 88th Street Miami, Florida	3,250	N/A	Company	7/1/19 to 6/30/24 Options to 6/30/34
Big Daddy's Liquors #47 Flanigan's Enterprises, Inc. (3) 8600 Biscayne Blvd. Miami, Florida	6,000	N/A	Company	12/21/68 to 1/1/30 Options to 1/1/50
Flanigan’s Seafood Bar and Grill #13 CIC Investors #13, Ltd. 11415 S. Dixie Highway Pinecrest, Florida	8,000	200	Limited Partnership	06/01/91 to 7/31/26

Name and Location	Approx. Square Footage	Seats	Franchised/ Owned by	Lease Terms
Flanigan’s Seafood Bar and Grill #50 CIC Investors #50, Ltd. 17185 Pines Boulevard Pembroke Pines, Florida	4,000	200	Limited Partnership	10/24/06 to 10/23/21 and Options to 10/23/31
Flanigan’s Seafood Bar and Grill #55 CIC Investors #55, Ltd. 2190 S. University Drive Davie, Florida	5,900	200	Limited Partnership	1/5/07 to 12/31/21 and Options to 12/31/31
Flanigan’s Seafood Bar and Grill #60 CIC Investors #60 Ltd. 9516 Harding Avenue Surfside, Florida	6,800	200	Limited Partnership	8/1/97 to 12/31/21
Flanigan’s Seafood Bar and Grill #65 CIC Investors #65, Ltd. 2335 State Road 7, Suite 100 Wellington, Florida	6,128	200	Limited Partnership	5/01/05 to 6/30/25
Flanigan's Seafood Bar and Grill #70 CIC Investors #70 Ltd. 12790 SW 88 St. Miami, Florida	4,850	200	Limited Partnership	4/1/00 to 3/31/25 Option to 3/31/30
Flanigan’s Seafood Bar and Grill #75 Flanigan’s Enterprises, Inc. 950 S. Federal Highway Stuart, Florida	7,000	200	Company	5/1/10 to 4/30/26 Option to 4/30/31
Flanigan's Seafood Bar and Grill #80 CIC Investors #80 Ltd. 8695 N.W. 12th St Miami, Florida	5,000	165	Limited Partnership	6/15/01 to 12/14/24 Options to 12/14/39
Flanigan's Seafood Bar and Grill #85 (9) CIC Investors #85 Ltd. 14301 W. Sunrise Blvd. Sunrise, Florida	6,900	200	Limited Partnership	3/1/19 to 2/28/29 Option to 2/28/44 Option to Purchase until 2/28/21 Exercised
Flanigan's Seafood Bar and Grill #90 CIC Investors #90 Ltd. 9857 S.W. 40th Street Miami, Florida	4,300	200	Limited Partnership	4/1/11 to 3/31/26 Option to 3/31/31

Name and Location	Approx. Square Footage	Seats	Franchised/ Owned by	Lease Terms
Flanigan's Seafood Bar and Grill #95 Flanigan’s Enterprises, Inc. 2460 Weston Road Weston, Florida	5,700	235	Company	10/1/17 to 9/30/22 Options to 9/30/32
Flanigan’s Calusa Center, LLC (6) 12750 – 12790 S.W. 88th Street Miami, Florida	23,700		Company	Company-owned shopping center

---------------------------------------------

(1)	Franchised by Company.

(2)	Lease assigned to franchisee.

(3)	In 1974, we sold and assigned the underlying ground lease to unaffiliated third parties and simultaneously subleased it back. We have re-purchased from the unaffiliated third parties and currently own 52% of the underlying ground lease, as well as the sublease agreement. As a result, we pay all rent due under the ground lease, but only 48% of the rent due under the sublease agreement.

(4)	Effective December 1, 1998, we purchased the Management Agreement to operate the franchised restaurant for the franchisee.

(5)	Ground lease executed by us on September 25, 2001. We constructed a 4,120 square foot building, of which 1,978 square feet is used by us for the operation of a package liquor store and the other 2,142 square feet is subleased to an unaffiliated third party as retail space. The package liquor store opened for business on November 17, 2003.

(6)	During the first quarter of our fiscal year 2012, our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, closed on the purchase of a two building shopping center in Miami, Florida, which consists of (i) one stand-alone building which is leased to ten unaffiliated third parties and houses our recently opened (October 2019) package liquor store (approximately 3,250 square feet) and (ii) a second stand-alone building where our limited partnership owned restaurant located at 12790 SW 88th Street, Miami, Florida, (Store #70), operates. .

(7)	During the second quarter of our fiscal year 2014, we closed on the purchase of the building in Fort Lauderdale, Florida, which is leased to our franchisee owned restaurant located at 1479 E. Commercial Boulevard, Fort Lauderdale, Florida, (Store #15).

(8)	During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), was damaged by a fire and was forced to close. While it was initially contemplated that Store #19 would be renovated, because of the damage caused by the fire, we determined that Store #19 should be demolished and rebuilt. As a result, the package liquor store and restaurant has been closed since our first quarter year 2019. Our loss was covered by insurance, including but not limited to business interruption coverage.

(9)	During the second quarter of our fiscal year 2019, we entered into a lease for this location, which lease was subsequently assigned to a limited partnership. We plan to raise funds to renovate this new location for operation as a “Flanigan’s Seafood Bar and Grill” restaurant using our limited partnership ownership model. The option to purchase was retained by the Company when the lease was assigned to the limited partnership.

(10)	Subsequent to the end of our fiscal 2020, we purchased the 4,600 square foot stand-alone building located at 5450 N. State Road 7, North Lauderdale, Florida and which since April, 1971 has housed our Company-owned combination restaurant and package liquor store (Store #40).

Casualty Loss

During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) was damaged by a fire and was forced to close. Due to the damage caused by the fire, we determined that Store #19 should be demolished and rebuilt and as a result, the package liquor store and restaurant were closed for our fiscal years 2020 and 2019. We had insurance coverage of $1,975,000, in the aggregate, which our insurance carrier paid. We sustained a loss of $1,373,000 on our building and business personal property, against which we received insurance proceeds of $1,200,000 resulting in a loss of $173,000. We had a gain of $775,000 on our business interruption coverage, which when netted against our loss of $173,000 on our building and business personal property produced a gain of $602,000 during our fiscal year 2019.

Purchase of Real Property; Option to Lease Agreement

Pompano Beach, Florida

During the second quarter of our fiscal year 2019, we purchased from an unrelated third party the vacant real property (the “Property”), located at 2119 S.E. 9th Street, Pompano Beach, Florida for $1,300,000 cash at closing. The Property is adjacent to property owned by a third party unaffiliated with us and leased to another third party unaffiliated with us for use as a restaurant (the “Adjacent Property”). At closing, we executed an Option to Lease Agreement to lease the Adjacent Property for a 50-year term commencing in November 2022. We will either (i) sublease the building on the Adjacent Property to a related party for operation as a “Flanigan’s Seafood Bar and Grill” restaurant as a franchise and use the Property as parking; or (ii) renovate the building on the Adjacent Property for operation as a “Flanigan’s Seafood Bar and Grill” restaurant and use the Property as parking. If we renovate this new restaurant location on the Adjacent Property, we plan to raise funds using our limited partnership ownership model.

Execution of Leases for New Locations

Miramar, Florida (“Flanigan’s Seafood Bar and Grill”)

During fourth quarter of our fiscal year 2019, we entered into a Lease Agreement with a non-affiliated third party for the lease of a restaurant location in a shopping center in Miramar, Florida. The shopping center is currently in the developmental stage and the Lease Agreement is still contingent upon our receipt of delivery of the leased premises by August 28, 2021. We plan to assign the Lease Agreement to a limited partnership in which (i) we will be the sole general partner; and (ii) a wholly owned subsidiary will be the limited partner. While there can be no assurances that we will be successful in doing so, we intend to sell limited partnership interests to third parties as well as affiliates of the Company in order to raise net proceeds, in an amount to be determined, which proceeds will be used to renovate this potential restaurant location. We anticipate that the new restaurant location’s ownership and operating structure will be substantially similar to that of our other restaurants owned by limited partnerships. Any amounts we advance to the limited partnership will be applied as a credit to limited partnership equity in the limited partnership we may acquire (which equity shall be purchased at the same price and upon the same terms as other equity investors). If we do not acquire equity in the limited partnership for at least $250,000, any excess amounts advanced by us will be reimbursed to us by the limited partnership without interest. Through October 3, 2020, we have no advances to the limited partnership.

Miramar, Florida (“Big Daddy’s Liquors”)

During the fourth quarter of our fiscal year 2019, we entered into a Lease Agreement with a non-affiliated third party for the lease of a package liquor store location in a shopping center in Miramar, Florida, directly adjacent to the new non-affiliated restaurant location described above. The shopping center is currently in the developmental stage and the Lease Agreement is still contingent upon our receipt of delivery of the leased premises by August 28, 2021. The new package liquor store location will be Company-owned.

Re-Financing of Existing Mortgage

During the first quarter of our fiscal year 2019, our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, re-financed its mortgage with our unrelated third party lender, increasing the principal amount from $2.72 million to $7.21 million. The principal balance and all accrued interest of our existing mortgage matured November 30, 2019. The re-financed mortgage earns interest at the fixed annual rate of 3.86%, is amortized over twenty (20) years, with equal monthly payments of principal and interest each in the amount of $43,000 and the entire principal balance and all accrued interest due in seven (7) years. The funds we received from the re-financing of this mortgage (approximately $4.5 million) will be used for working capital.

SUBSEQUENT EVENTS

Menu Price Increases

Effective November 29, 2020 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 1.83% annually and effective December 6, 2020 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 2.45% annually to offset higher food costs and higher overall expenses. Prior to these increases, we previously raised menu prices in the third quarter of our fiscal year 2019.

Exercise of Options to Purchase

North Lauderdale, Florida (“Flanigan’s Seafood Bar and Grill”/”Big Daddy’s Liquors”)

On October 7, 2014, we entered into an Amendment to Lease Agreement (the “Lease Amendment”) with a non-affiliated third party from whom we rent approximately 4,600 square feet of commercial space located at 5450 N. State Road 7, North Lauderdale, Florida where we operate a combination “Flanigan’s Seafood Bar and Grill” restaurant and “Big Daddy’s Liquors” package liquor store (Store #40). The Lease Amendment extended the term of the Lease Agreement until December 31, 2020 and grants us the option to purchase, (the “Option to Purchase”), the real property and improvements on December 31, 2020 for $1,200,000. During the fourth quarter of our fiscal year 2020 we exercised the Option to Purchase and closed on the acquisition of the property on December 31, 2020. We paid all cash at closing.

Sunrise, Florida (“Flanigan’s Seafood Bar and Grill”)

During the second quarter of our fiscal year 2019, we entered into a Lease Agreement (the “Sunrise Lease Agreement”) with a non-affiliated third party to rent approximately 6,900 square feet of commercial space located at 14301 W. Sunrise Boulevard, Sunrise, Florida where, subject to certain conditions, we anticipate opening a new restaurant location. The Sunrise Lease Agreement grants us an option to purchase, (the “Option to Purchase”) the real property and improvements by February 28, 2021. During the third quarter of our fiscal year 2019, we assigned the Sunrise Lease Agreement, excluding the Option to Purchase, to a newly formed limited partnership. Subsequent to the end of our fiscal year 2020, we exercised the Option to Purchase and anticipate closing during the second quarter of our fiscal year 2021. We intend to pay all cash at closing.

General Liability Insurance; Excess Insurance

For the policy year beginning December 30, 2020, we bound general liability insurance with an unrelated third party insurance carrier which incorporates a deductible of $10,000 per occurrence for both us and the limited partnerships. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our deductible, up to a maximum aggregate of $2,000,000 per year. We were also able to bind excess liability insurance at a reasonable premium, whereby our excess insurance carrier is responsible for $10,000,000 coverage above our primary general liability insurance coverage. We are uninsured against liability claims in excess of $11,000,000 per occurrence and in the aggregate. Certain expenses incurred in defending a claim, including attorney's fees, are a part of our $10,000 deductible.

Property Insurance; Windstorm Insurance; Deductibles

For the policy year beginning December 30, 2020, our property insurance is a one (1) year policy with an unaffiliated third party insurance carrier, including coverage for properties leased by us and our consolidated limited partnerships, and provides for full insurance coverage for property losses, including those caused by windstorm, such as a hurricane. For property losses caused by windstorm, the property insurance has a fixed deductible of $100,000, plus 5% of all insured losses, per occurrence. For all other property losses, the property insurance has deductibles of $10,000 per location, per occurrence.

Financed Insurance Premiums

For the policy year commencing December 30, 2020, we financed the premises on the following property, general liability, excess liability and terrorist policies, totaling approximately $1.94 million, which property, general liability, excess liability and terrorist insurance includes coverage for our franchises which are not included in our consolidated financial statements:

(i)       For the policy year beginning December 30, 2020, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers. The one (1) year general liability insurance premium is in the amount of $340,000;

(ii)        For the policy year beginning December 30, 2020, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers. The one (1) year general liability insurance premium is in the amount of $426,000;

(iii)       For the policy year beginning December 30, 2020, our automobile insurance is a one (1) year policy. The one (1) year automobile insurance premium is in the amount of $93,000;

(iv)       For the policy year beginning December 30, 2020, our property insurance is a one (1) year policy. The one (1) year property insurance premium is in the amount of $627,000;

(v)       For the policy year beginning December 30, 2020, our excess liability insurance is a one (1) year policy. The one (1) year excess liability insurance premium is in the amount of $443,000;

(vi)       For the policy year beginning December 30, 2020, our terrorist insurance is a one (1) year policy. The one (1) year terrorist insurance premium is in the amount of $5,000; and

(vii)      For the policy year beginning December 30, 2020, our equipment breakdown insurance is a one (1) year policy. The one (1) year equipment breakdown insurance premium is in the amount of $6,000.

Of the $1,940,000 annual premium amounts, which includes coverage for our franchises which are not included in our consolidated financial statements, we financed $1,776,000 through an unaffiliated third party lender. The finance agreement obligates us to repay the amounts financed together with interest at the rate of 2.45% per annum, over 11 months, with monthly payments of principal and interest, each in the amount of $164,000. The finance agreement is secured by a first priority security interest in all insurance policies, all unearned premium, return premiums, dividend payments and loss payments thereof.

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

Holders

As of the close of business on December 29, 2020, there were approximately 172 holders of record of our common stock.

Dividend Policy

On March 24, 2020, due to the adverse effects of the COVID-19 pandemic on our operations, our Board of Directors cancelled a previously declared cash dividend of $.30 per share to shareholders of record on March 20, 2020 and payable on April 3, 2020. During our fiscal year 2019, our Board of Directors declared and paid a cash dividend of $.28 per share to shareholders of record on March 15, 2019. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Issuer Repurchases of Equity Securities

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, the Board of Directors authorized management to purchase up to 100,000 shares of our common stock, at a purchase price up to $15.00 per share. Since the Board’s 2007 authorization, we have purchased an aggregate of 34,586 shares, none of which were purchased by us in our fiscal year 2020. As of October 3, 2020, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 6.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the captions “Risk Factors”. In addition, the following discussion and analysis should be read in conjunction with the 2020 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere in this report.

OVERVIEW

Financial Information Concerning Industry Segments

Our business is conducted principally in two segments: the restaurant segment and the package liquor store segment. Financial information broken into these two principal industry segments for the two fiscal years ended October 3, 2020 and September 28, 2019 is set forth in the Consolidated Financial Statements which are attached hereto.

General

As of October 3, 2020, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries (“we”, “our”, “ours” and “us” as the context requires), (i) operated 27 units, consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and (ii) franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurants/package liquor stores.

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

RESULTS OF OPERATIONS

REVENUES (in thousands):

	53 Weeks Ended		52 Weeks Ended
	Oct. 3, 2020		Sept. 28, 2019

Sales
Restaurant, food	$68,685	61.9%	$71,814	63.2%
Restaurant, bar	15,967	14.4%	22,476	19.8%
Package goods	26,276	23.7%	19,327	17.0%
Total	110,928	100.0%	113,617	100.0%

Franchise related revenues	1,260		1,610

Other operating income	109		213

Rental income	680		762

Total Revenues	$112,977		$116,202

Comparison of Fiscal Years Ended October 3, 2020 and September 28, 2019

Revenues. Total revenue for our fiscal year 2020 decreased $3,225,000 or 2.78% to $112,977,000 from $116,202,000 for our fiscal year 2019. The decrease in total revenue was due primarily to the negative impact of COVID-19 on our operations. Due to COVID-19, from mid-March 2020 through mid-May 2020, we ceased all dining and bar services at all of our restaurants, limiting service to take-out and delivery only of food, and implemented reduced hours at our retail package liquor stores. From mid-May 2020 through the beginning of July 2020, there was a gradual elimination of restrictions on our restaurant operations, permitting us to, among other things, provide dining for outdoor seating patrons with appropriate social distancing and provide dining for indoor patrons at up to 50% capacity (depending on the location of the restaurant), but with no bar service and increased operating hours at our package liquor stores. From the beginning of July 2020 through the beginning of September 2020, we ceased dine-in service at all of our Miami-Dade County, Florida restaurants, (two Company-owned and six limited partnership owned restaurants). Since the beginning of September 2020, we have been offering both food and bar options at all of our restaurants, including those located in Miami-Dade County, Florida, with appropriate social distancing and dine-in service at up to 100% capacity, including outdoor dining. The negative effect of COVID-19 on our operations was partially offset by the fifty-third week in our fiscal year 2020, the 2019 Price Increases (defined below) and increased package liquor store sales. Effective June 16, 2019 we increased certain menu prices for our bar offerings to target an increase to our total bar revenues of approximately 6.2% annually and effective June 23, 2019 we increased certain menu prices for our food offerings to target an increase to our total food revenues of approximately 3.4% annually, (the “2019 Price Increases”). We expect that total revenue for our fiscal year 2021 will decrease due to our operations being adversely impacted by COVID-19. We expect that Store #19 will remain closed during our fiscal year 2021 and accordingly do not expect to generate any revenue from it.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants (food sales) totaled $68,685,000 for our fiscal year 2020 as compared to $71,814,000 for our fiscal year 2019. The decrease in restaurant food sales for our fiscal year 2020 as compared to restaurant food sales during our fiscal year 2019 is attributable to the negative effects of COVID-19 on our operations, partially offset by the fifty-third week in our fiscal year 2020 and the 2019 Price Increases. Comparable weekly restaurant food sales (for restaurants, subject to closures for COVID-19, open for all of our fiscal years 2020 and 2019, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for our fiscal years 2020 and 2019 due to a fire on October 2, 2018) and eight restaurants owned by affiliated limited partnerships) was $1,287,000 and $1,379,000 for our fiscal years 2020 and 2019, respectively, a decrease of 6.67%. Comparable weekly restaurant food sales for Company-owned restaurants only was $649,000 and $696,000 for our fiscal years 2020 and 2019, respectively, a decrease of 6.75%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $638,000 and $683,000 for our fiscal years 2020 and 2019, respectively, a decrease of 6.59%. We expect that restaurant food sales, including non-alcoholic beverages, for our fiscal year 2021 will decrease due to the negative effects of COVID-19 on our operations.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $15,967,000 for our fiscal year 2020 as compared to $22,476,000 for our fiscal year 2019. The decrease in restaurant bar sales for our fiscal year 2020 as compared to restaurant bar sales during our fiscal year 2019 is attributable to the negative effects of COVID-19 on our operations, partially offset by the fifty third week in our fiscal year 2020 and the 2019 Price Increases. Comparable weekly restaurant bar sales (for restaurants, open (except, however, when closed due to government directives in fiscal year 2020) for all of our fiscal years 2020 and 2019, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for our fiscal years 2020 and 2019 due to a fire on October 2, 2018) and eight restaurants owned by affiliated limited partnerships) was $301,000 and $432,000 for our fiscal years 2020 and 2019, respectively, a decrease of 30.32%. Comparable weekly restaurant bar sales for Company-owned restaurants only was $135,000 and $197,000 for our fiscal years 2020 and 2019, respectively, a decrease of 31.47%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $166,000 and $235,000 for our fiscal years 2020 and 2019, respectively, a decrease of 29.36%. We expect that restaurant bar sales, including non-alcoholic beverages, for our fiscal year 2021 will decrease due to the negative effects of COVID-19 on our operations.

Package Liquor Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $26,276,000 for our fiscal year 2020 as compared to $19,327,000 for our fiscal year 2019, an increase of $6,949,000 or 35.95%. This increase was primarily due to increased package liquor store traffic despite COVID-19 and because of the opening of our new retail package liquor store (Store #45) located in Kendall, Florida during the first quarter of our fiscal year 2020. The weekly average of same store package liquor store sales, which includes eight (8) Company-owned package liquor stores, (excluding Store #19, which was closed for our fiscal years 2020 and 2019 due to a fire on October 2, 2018 and also excluding Store #45, which opened for business on October 10, 2019), was $462,000 and $372,000 for our fiscal years 2020 and 2019 respectively, an increase of 24.19%. We anticipate that revenue generated from the sale of liquor and related items at package liquor stores for our fiscal year 2021 will increase when compared to our fiscal year 2020 due to what appears to be an increased demand for package liquor store products resulting from COVID-19.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for our fiscal year 2020 increased $180,000 or 0.16% to $110,066,000 from $109,886,000 for our fiscal year 2019. The minimal increase was primarily due to cost cutting measures we have implemented since mid-March 2020 to reduce and/or control costs because of the negative effects of COVID-19 on our operations. We expect our operating costs and expenses will increase for our fiscal year 2021 as cost cutting measures are reversed. Operating costs and expenses increased as a percentage of total sales to approximately 97.42% in our fiscal year 2020 from 94.56% in our fiscal year 2019.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for restaurant food and bar sales for our fiscal year 2020 decreased to $56,134,000 from $61,212,000 for our fiscal year 2019. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 66.31% for our fiscal year 2020 and 64.92% for our fiscal year 2019. Gross profit margin for restaurant food and bar sales increased during our fiscal year 2020 when compared to our fiscal year 2019 due to the inclusion of a 10% take-out charge on restaurant food sales, offset by the negative effects of COVID-19 on our restaurant bar operations and higher gross profit margin items as well as higher food costs. If we can maintain the same level of our take out charges on restaurant food sales, we expect that our gross profit margin for restaurant food and bar sales will increase during our fiscal year 2021 for the same reasons.

Package Liquor Store Sales. Gross profit for package liquor store sales for our fiscal year 2020 increased to $7,084,000 from $5,269,000 for our fiscal year 2019, due primarily to increased package liquor store traffic which we believe has been caused by COVID-19, as well as the opening of our new Store #45 during the first quarter of our fiscal year 2020. Our gross profit margin (calculated as gross profit reflected as a percentage of package liquor store sales) for package liquor store sales was 26.96% for our fiscal year 2020 and 27.26% for our fiscal year 2019. We anticipate that the gross profit margin for package liquor store merchandise will decrease during our fiscal year 2021 due to higher costs and a reduction in pricing of certain package store merchandise to be more competitive.

Payroll and Related Costs. Payroll and related costs for our fiscal year 2020 decreased $474,000 or 1.32% to $35,399,000 from $35,873,000 for our fiscal year 2019. Lower payroll and related costs for our fiscal year 2020 were due to certain cost cutting measures including material layoffs at our restaurants and reduced corporate personnel salaries from mid-March 2020 through mid-May 2020 and thereafter due to an adjustment to our traditional staffing model to meet customer demand, increased by payroll for our package liquor store in Kendall, Florida, which opened for business during the first quarter of our fiscal year 2020. We anticipate that until our restaurant operations are restored to pre-COVID-19 levels, of which there can be no assurance, payroll and related costs will be less than our costs from 2019. Payroll and related costs as a percentage of total sales was 31.33% in our fiscal year 2020 as compared to 30.87% of total sales in our fiscal year 2019.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold purchases and rent expense associated with operating lease liabilities under ASC 842) for our fiscal year 2020 increased $986,000 or 16.29% to $7,040,000 from $6,054,000 for our fiscal year 2019 primarily due to our adoption of ASC 842. We anticipate that our occupancy costs will remain stable throughout our fiscal year 2021.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for our fiscal year 2020 decreased $906,000 or 4.35% to $19,917,000 from $20,823,000 for our fiscal year 2019. Selling, general and administrative expenses decreased as a percentage of total sales in our fiscal year 2020 to 17.63% as compared to 17.92% in our fiscal year 2019. We anticipate that until our operations are restored to pre-COVID-19 levels, of which there can be no assurance, our selling, general and administrative expenses will be less than our expenses for our fiscal year 2020, offset by increases in expenses across all categories.

Depreciation and Amortization. Depreciation and amortization for our fiscal year 2020, which is included in selling, general and administrative expenses, increased $200,000 or 6.58% to $3,240,000 from $3,040,000 for our fiscal year 2019. As a percentage of revenue, depreciation and amortization expense was 2.87% of revenue for our fiscal year 2020 and 2.62% of revenue for our fiscal year 2019.

Interest Expense, Net. Interest expense, net, for our fiscal year 2020 increased $128,000 to $836,000 from $708,000 for our fiscal year 2019. Interest expense, net, increased for our fiscal year 2020 due to our borrowing of an additional $4.5 million during the first quarter of our fiscal year 2020 on the re-financing by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, of its mortgage loan with an unrelated third party lender, increasing the principal amount borrowed from $2.72 million to $7.21 million and our borrowing of an additional approximately $10.0 million during the third quarter of our fiscal year 2020 on our PPP Loans. Interest expense, net, will increase for our fiscal year 2021 due to our borrowing of an additional $10.0 million during the third quarter of our fiscal year 2020 on our PPP Loans, if not forgiven.

Income Taxes. Income tax expense for our fiscal year 2020 was a benefit of $60,000, as compared to an expense of $887,000 for our fiscal year 2019.

Net Income. Net income for our fiscal year 2020 decreased $3,193,000 or 59.38% to $2,184,000 from $5,377,000 for our fiscal year 2019. Net income for our fiscal year 2020 decreased when compared to net income for our fiscal year 2019 due to the negative effects of COVID-19 on our operations, our adoption of ASC 842, higher food costs and overall expenses, offset by our implementation of the cost cutting measures and the 2019 Price Increases. As a percentage of sales, net income in our fiscal year 2020 is 1.93%, as compared to 4.63% in our fiscal year 2019.

Net Income (Loss) Attributable to Stockholders. Net income attributable to stockholders for our fiscal year 2020 decreased $2,538,000 or 69.57% to $1,110,000 from $3,648,000 for our fiscal year 2019. Net income attributable to stockholders for our fiscal year 2020 decreased when compared to our fiscal year 2019 primarily due to the negative effects of COVID-19 on our operations, our adoption of ASC 842, higher food costs and overall expenses, offset by our implementation of the cost cutting measures, increased revenue at our package retail stores and the 2019 Price Increases. As a percentage of sales, net income for our fiscal year 2020 is 0.98%, as compared to 3.14% for our fiscal year 2019.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to advance pre-opening costs, including but not limited to pre-opening rent for the new locations. During our fiscal year 2020, we had one new restaurant location in Sunrise, Florida in the development stage. During the fourth quarter of our fiscal year 2019, we entered leases for two spaces adjacent to each other, to house a new “Flanigan’s Seafood Bar and Grill” as well as a “Big Daddy’s Wine and Liquors” in a shopping center in Miramar, Florida, which shopping center is currently under construction.

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

Subsequent to the end of our fiscal year 2020, we increased menu prices for our bar offerings (effective November 29, 2020) to target an increase of our bar revenues of approximately 1.83% annually and we increased menu prices for our food offerings (effective December 6, 2020) to target an increase to our food revenues of approximately 2.45% annually to offset higher food costs and higher overall expenses.

COVID-19 has and will continue to materially and adversely affect our restaurant business for what may be a prolonged period of time. This damage and disruption has resulted from events and factors that were impossible for us to predict and are beyond our control. As a result, and despite experiencing increased sales and traffic at certain of our package liquor stores, COVID-19 has materially adversely affected our results of operations for our fiscal year 2020 and will, in all likelihood, impact our results of operations, liquidity and/or financial condition for our fiscal year 2021. The extent to which our restaurant business may be adversely impacted and its effect on our operations, liquidity and/or financial condition cannot be accurately predicted.

We are not actively searching for locations for the operation of new package liquor stores, but when our attempt to expand “The Whale’s Rib” restaurant concept in Miami, Florida was abandoned, we decided that the space we had targeted for the “The Whales Rib” would be ideal for the operation of a package liquor store and during the fourth quarter of our fiscal year 2018, we received governmental approval to operate a package liquor store at that location. The new package liquor store (Store #45) located in Kendall, Florida opened for business in October 2019. During the fourth quarter of our fiscal year 2019, we entered a lease to house a new “Big Daddy’s Wine & Liquors” package liquor store in space adjacent to where we are planning a new “Flanigan’s Seafood Bar and Grill”, restaurant in a shopping center in Miramar, Florida, which shopping center is currently under construction.

LIQUIDITY AND CAPITAL RESOURCES

We fund our operations through cash from operations. As of October 3, 2020, we had cash of approximately $29,922,000, an increase of $16,250,000 from our cash balance of $13,672,000 as of September 28, 2019. During the third quarter of our fiscal year 2020, we, certain of the entities owning the limited partnership stores (the “LP’s”), franchised stores (the “Franchisees”) as well as the store we manage but do not own (the “Managed Store”) (collectively, the “Borrowers”), applied for and received loans from an unrelated third party lender (the “Lender”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $13.1 million (the “PPP Loans”), of which approximately: (i) $5.9 million was loaned to us; (ii) $4.1 million was loaned to 8 of the LP’s; (iii) $2.6 million was loaned to 5 of the Franchisees; and (iv) $0.5 million was loaned to the Managed Store. During the first quarter of our fiscal year 2020, our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, re-financed its mortgage loan with an unrelated third party lender, increasing the principal amount borrowed from $2.72 million to $7.21 million.

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

Notwithstanding the negative effects of COVID-19 on our operations, we believe that our current cash availability from our cash on hand, positive cash flow from operations and borrowed funds will be sufficient to fund our operations and planned capital expenditures for at least the next twelve months.

Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant. There can be no assurances that any future dividends will be paid.

CASH FLOWS

	Fiscal Years
	2020	2019
	(in thousands)

Net cash and cash equivalents provided by operating activities	$8,785	$9,627

Net cash and cash equivalents used in investing activities	(3,271)	(4,609)

Net cash and cash equivalents provided by (used in) financing activities	10,736	(4,760)

Net increase in cash and equivalents	16,250	258

Cash and equivalents, beginning of year	13,672	13,414

Cash and equivalents, end of year	$29,922	$13,672

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During our fiscal year 2020, we acquired property and equipment of $2,766,000, (of which $379,000 was for construction in progress; $118,000 was deposits recorded in other assets; and $10,000 was deposits transferred to construction in progress as of September 28, 2019), which amount included $278,000 for renovations to two (2) existing limited partnership restaurant and $466,000 for renovations to five (5) Company-owned restaurants. During our fiscal year 2019, we acquired property and equipment of $6,323,000, (of which $1,300,000 was for the purchase of vacant real property in Pompano Beach, Florida; $1,058,000 was for construction in progress; $595,000 was deposits recorded in other assets; and $386,000 was deposits transferred to construction in progress as of September 29, 2018), which amount included $120,000 for renovations to one (1) existing limited partnership restaurant and $559,000 for renovations to three (3) Company-owned restaurants. We anticipate the cost of this refurbishment in our fiscal year 2021 will be approximately $950,000, excluding construction/renovations to Store #19 (our combination package liquor store and restaurant which is being rebuilt due to damages caused by a fire) and Store #85 (our Sunrise, Florida restaurant location in development), which funds will be provided from operations.

Debt

As of October 3, 2020, we had long term debt of $26,323,000, as compared to $13,080,000 as of September 28, 2019. Our long term debt increased as of October 3, 2020 as compared to September 28, 2019 due to (i) the PPP Loan to us of $5.9 million; (ii) the PPP Loans to our eight limited partnerships of $4.1 million; (iii) the re-financing of its mortgage loan by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, increasing the principal amount borrowed from $2.72 million to $7.21 million; and (iv) $1,317,000 for financed insurance premiums, less any payments made on account thereof.

Prior to obtaining the PPP Loans, we were in compliance with the financial covenants contained in our loans with our unrelated third party institutional lender (the “Institutional Lender”) under which as of October 3, 2020, we owe in the aggregate approximately $12,209,000 (the “Institutional Loans”). We determined that as of the end of the third quarter of our fiscal year 2020, we were not in compliance with our financial covenants contained in the Institutional Loans related to the Rent Adjusted Funded Debt to EBITDA Ratio because our consolidated debt during the third quarter of our fiscal year 2020 increased due to our repayment obligations under the PPP Loans (the “Covenant Breach’). Pursuant to the terms of the Institutional Loans, the Covenant Breach, grants the Institutional Lender the right to exercise certain remedies under the Institutional Loans, including the right to accelerate the indebtedness owed by us to the Institutional Lender thereunder. On August 10, 2020, we received a written waiver of the Covenant Breach from the Institutional Lender, which, among other things, waives the Covenant Breach through June 30, 2021. As of October 3, 2020, we are in compliance with the financial covenants contained in our loans with our Institutional Lender.

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

We repaid long term debt, including auto loans, financed insurance premiums and mortgages in the amount of $2,540,000 and $2,820,000 in our fiscal years 2020 and 2019, respectively.

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

(b) Financed Insurance Premiums

During our fiscal year 2020, we bound and financed through an unrelated third party lender the premiums on the following property, general liability, excess liability and terrorism insurance policies:

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

(iv)	For the policy year beginning December 30, 2019, our excess liability insurance is a one (1) year policy and the annual premium for this insurance coverage is $360,000; and

(v)	For the policy year beginning December 30, 2019, our terrorism insurance is a one (1) year policy and the annual premium for this insurance coverage is $12,000.

Of the $1,810,000 annual premium amounts, which includes coverage for our franchises which are not included in our consolidated financial statements, we financed $1,656,000 through an unaffiliated third party lender. The finance agreement obligates us to repay the amounts financed together with interest at the rate of 2.55% per annum, over 11 months, with monthly payments of principal and interest, each in the amount of $158,000. The finance agreement is secured by a first priority security interest in all insurance policies, all unearned premium, return premiums, dividend payments and loss payments thereof.

As of October 3, 2020, the aggregate principal balance owed to the third party lender from the financing of our insurance policies is $365,000, excluding amounts which are reimbursed by our franchises for insurances covering their operations, but including the annual premiums for boiler insurance ($2,000) and directors and officers liability insurance ($34,000), which were added to the finance agreement during the third quarter of our fiscal year 2020 and are financed over the balance of the term of the same.

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

Leases

To conduct certain of our operations, we lease restaurant and package liquor store space in South Florida from unrelated third parties. Our leases have remaining lease terms of up to 10 years, some of which include options to renew and extend the lease terms for up to an additional 30 years. We presently intend to renew some of the extension options available to us and for purposes of computing the right-of-use assets and lease liabilities required by ASC 842, we have incorporated into all lease terms which may be extended, an additional term of the lesser of (i) the amount of years the lease may be extended; or (ii) 15 years.

Following adoption of ASC 842, common area maintenance and property taxes are not considered to be lease components.

The components of lease expense are as follows:

53 Weeks
Ended October 3, 2020
Operating Lease Expense, which is included in occupancy costs	$4,521,000

Supplemental balance sheet information related to leases as follows:

Classification on the Condensed Consolidated Balance Sheet	October 3, 2020

Assets
Finance lease assets	$4,749,000
Operating lease assets	22,150,000
$26,899,000

Liabilities
Finance current liabilities	$4,772,000
Operating current liabilities	3,116,000
Operating lease non-current liabilities	20,337,000

Weighted Average Remaining Lease Term:
Finance leases	0.42 Years
Operating leases	7.71 Years

Weighted Average Discount:
Finance leases	5.5%
Operating leases	5.5%

The following table outlines the minimum future lease payments for the next five years and thereafter:

For fiscal year	Operating Leases	Finance Leases
2021	$4,246,000	$4,881,000
2022	2,927,000
2023	2,942,000
2024	2,975,000
2025	2,957,000
Thereafter	14,131,000

Total lease payments (Undiscounted cash flows)	30,178,000	4,881,000
Less imputed interest	(6,772,000)	(109,000)
Total	$23,406,000	$4,772,000

Total rent expense for all of our operating leases was approximately $3,963,000 in our fiscal year 2019 and is included in “Occupancy Costs” in our accompanying consolidated statements of income. The total rent expense is comprised of the following:

2019
Minimum Base Rent	$3,149,000
Contingent Percentage Rent	814,000
Total	$3,963,000

Construction Contracts

(a) 2505 N. University Drive, Hollywood, Florida (Store #19)

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated architect for design and development services totaling $77,000 for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) which has been closed since October 2018 due to damages caused by a fire, of which $62,000 has been paid. Additionally, during the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work at this location totaling $1,618,000, (i) to connect the real property where this restaurant operated (Store #19) to city sewer and (ii) to construct a new building on the adjacent parcel of real property for the operation of a package liquor store. During our fiscal year 2020, we agreed to change orders to the agreement for additional construction services increasing the total contract price by $112,000 to $1,730,000, of which $-0- has been paid through October 3, 2020. Subsequent to the end of our fiscal year 2020, we agreed to additional change orders to the agreement for additional construction services increasing the total contract price by $28,000 to $1,757,000 of which $64,000 has been paid.

(b) 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85)

During the third quarter of our fiscal year 2019, we also entered into an agreement with a third party unaffiliated design group for design and development services of our new location at 14301 W. Sunrise Boulevard, Sunrise, Florida 33323 (Store #85) for a total contract price of $122,000. During our fiscal year 2020, we agreed upon amendments to the $122,000 Contract for additional design and development services which had the effect of increasing the total contract price by $18,000 to $140,000, of which $106,000 has been paid through October 3, 2020. Additionally during the fourth quarter of our fiscal year 2020, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,236,000, of which $-0- has been paid through October 3, 2020. Subsequent to October 3, 2020, $111,000 has been paid.

Purchase Commitments/Supply

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants, on November 9, 2020, we entered into a purchase agreement with our current rib supplier, whereby we agreed to purchase approximately $6,420,000 of baby back ribs during calendar year 2021 from this vendor at a fixed cost.

While we anticipate purchasing all of our rib supply from this vendor, we believe there are several other alternative vendors available, if needed.

Flanigan’s Fish Company, LLC

During the third quarter of our fiscal year 2020, we temporarily suspended the operation of our Flanigan’s Fish Company, LLC, a Florida limited liability company (“FFC”) due to the decrease in demand for imported fresh fish caused by restrictions placed upon the operation of our restaurants due to COVID-19, relying instead on outside fresh fish purveyors. The suspension of operations lasted approximately 5 ½ weeks, after which we resumed operations. As of October 3, 2020, FFC supplies certain of the fish to all of our restaurants. Since we hold the controlling interest of FFC, the balance sheet and operating results of this entity are consolidated into the accompanying financial statements of the Company. Sales and purchases of fish are recognized in restaurant food sales and restaurant and lounges (cost of merchandise sold), respectively, in the consolidated statements of income at the time of sale to the restaurant. In addition, the 49% of FFC owned by the unrelated third party is recognized as noncontrolling interest in our consolidated financial statements.

Purchase of Limited Partnership Interests

During our fiscal year 2020, we did not purchase any limited partnership interests. During our fiscal year 2019, we purchased from one limited partner (who is not an officer, director or family member of officers or directors) a limited partnership interest of 0.63% in a limited partnership which owns a restaurant, for a purchase price of $4,800.

Working Capital

The table below summarizes our current assets, current liabilities and working capital as of the end of our fiscal years 2020 and 2019:

	Oct. 3, 2020	Sept. 28, 2019
(in thousands)

Current assets	$36,508	$19,593

Current liabilities	25,362	13,129

Working capital	11,146	6,464

Our working capital as of our fiscal year ended October 3, 2020 increased $4,682,000 or 72.43% to $11,146,000 from $6,464,000 as of September 28, 2019 due to the cash received from (i) the PPP Loan to us of $5.9 million; (ii) the PPP Loans to our eight limited partnerships of $4.1 million; and (iii) the re-financing of its mortgage loan by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, increasing the principal amount borrowed from $2.72 million to $7.21 million, offset by $1,281,000 due to our adoption of ASC 842. During our fiscal year 2019, we used working capital of approximately $1,300,000 to close on our purchase of the vacant parcel of property located at 2119 S.E. 9th Street, Pompano Beach, Florida.

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that our cash on hand, cash flow from operations and funds available from our borrowings will adequately fund operations, debt reductions and planned capital expenditures throughout our fiscal year 2021.

During our fiscal year 2021, we plan to use certain funds on-hand, borrowed funds and/or insurance proceeds (i) to construct a new building on a parcel of real property which we own which is adjacent to the real property where our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) operated into which we plan to re-locate our package liquor store and to re-build the restaurant; (ii) to exercise the option to purchase the real property and improvements located at 5450 N. State Road 7, North Lauderdale, Florida from which we operate our combination “Flanigan’s Seafood Bar and Grill” restaurant and “Big Daddy’s Liquors” package liquor store (Store #40); (iii) to exercise the option to purchase the real property and improvements located at 14301 W. Sunrise Boulevard, Sunrise, Florida which we are currently developing for a limited partnership for operation as a “Flanigan’s Seafood Bar and Grill” restaurant (Store #85); (iv) advance the cost of renovations to develop the “Flanigan’s Seafood Bar and Grill” restaurant which we are currently developing (Store #85). There can be no assurances as to the timing for us to construct the new building for the package liquor store and re-build the restaurant for Store #19 or to complete the renovations for the restaurant for Store #85.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Recently Adopted and Recently Issued Accounting Pronouncements

Adopted

Effective September 29, 2019, we adopted Accounting Standards Codification 842, Leases (“ASC 842”). The new guidance requires that lease arrangements be presented on the lessee’s balance sheet by recording a right-of-use asset and a lease liability equal to the present value of the related future minimum lease payments. We adopted the standard in the first quarter of fiscal 2020, using the retrospective approach. Upon adoption, the Company recorded a right-of-use asset of $27.8 million and a lease liability of $27.8 million. At October 1, 2020, the Company decreased the operating lease right-of-use asset by $2.6 million and the operating lease liability by $2.6 million with the reclassification of an operating lease to a finance lease due to the exercise of a purchase option subsequent to the end of our fiscal year 2020. The Company recorded a finance lease right-of-use asset of $4.8 million and a finance lease liability of $4.8 million.

We elected the transition package of practical expedients, under which the Company does not have to reassess (1) whether any expired or existing contracts are leases, or contain leases, (2) the lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. In addition, we made an accounting policy election to exclude leases with an initial term of 12 months or less from the balance sheet. This standard had a material impact on the Condensed Consolidated Statements of Income due to the escalations of rent in the extensions but did not have a material impact on the Condensed Consolidated Statement of Cash Flows. See Note 13 for further disclosures resulting from the adoption of this new standard.

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

Consolidation of Limited Partnerships

As of October 3, 2020, we operate eight (8) restaurants as general partner of the limited partnerships that own the operations of these restaurants. We expect that any expansion which takes place in opening new restaurants will also result in us operating the restaurants as general partner. In addition to the general partnership interest we also purchased limited partnership units ranging from 5% to 49% of the total units outstanding. As a result of these controlling interests, we consolidate the operations of these limited partnerships with ours despite the fact that we do not own in excess of 50% of the equity interests. All intercompany transactions are eliminated in consolidation. The non-controlling interests in the earnings of these limited partnerships are removed from net income and are not included in the calculation of earnings per share.

Income Taxes

We account for our income taxes using FASB ASC Topic 740, “Income Taxes”, which requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards and tax credits to the extent that realization of said tax benefits is more likely than not. For discussion regarding our carryforwards refer to Note 11 to the consolidated financial statements for our fiscal year 2020.

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

As part of our ongoing operations, we are exposed to interest rate fluctuations on our borrowings. As more fully described in Note 12 “Fair Value Measurements of Financial Instruments” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for our fiscal year ended October 3, 2020, we use interest rate swap agreements to manage these risks. These instruments are not used for speculative purposes but are used to modify variable rate obligations into fixed rate obligations.

At October 3, 2020, we had two variable rate debt instruments outstanding that are impacted by changes in interest rates. The interest rate of both variable rate debt instruments is equal to the lender’s LIBOR Rate plus two and one-quarter percent (2.25%) per annum. The debt instruments further provide that the “LIBOR Rate” is a rate of interest equal to the British Bankers Association LIBOR Rate or successor thereto approved by the lender if the British Bankers Association is no longer making a LIBOR rate available. In January 2013, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”). In December 2016, we closed on a secured revolving line of credit which entitled us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”), which on December 28, 2017 converted to a term loan (the “Term Loan”).

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following two (2) interest rate swap agreements:

(i)        The first interest rate swap agreement entered into in January 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at October 3, 2020, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(ii)        The second interest rate swap agreement entered into in December 2016 and became effective December 28, 2017, relates to the Term Loan (the “Term Loan Swap”). The Term Loan Swap requires us to pay interest for a five (5) year period at a fixed rate of 4.61% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at October 3, 2020, the interest rate swap agreement is an effective hedging agreement and the fair value was not material

At October 3, 2020, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

Management’s Assessment on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's internal control over financial reporting.  This evaluation was based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 3, 2020, our internal control over financial reporting was effective.

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

The information required by Item 10 is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2020 fiscal year. The information under the heading “Executive Officers” in Part I of this Form 10-K is also incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2020 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2020 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2020 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2020 fiscal year.

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

(a)(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2	Plan of Reorganization, Amended Disclosure Statement, Amended Plan of Reorganization, Modification of Amended Plan of Reorganization, Second Modification of Amended Plan of Reorganization, Order Confirming Plan of Reorganization	SB-2	5/5/1987	2

3	Restated Articles of Incorporation, adopted January 9, 1984	10-K	12/29/1982	3

10(a)(1)	Employment Agreement with Joseph G. Flanigan*	DEF14A	1/27/1988	10(a)(1)

10(a)(2)	Form of Employment Agreement between Joseph G. Flanigan and the Company (as ratified and amended by the stockholders at the 1988 annual meeting is incorporated herein by reference).*	10-K		10(a)(1)

10(c)	Consent Agreement regarding the Company's Trademark Litigation	8-K	4/10/1985	10( c)

10(d)	King of Prussia(#850)Partnership Agreement*	8-K	4/10/1985	10(d)

10(o)	Management Agreement for Atlanta, Georgia, (#600)*	10-K	10/3/1992	10(o)

10(p)	Settlement Agreement with Former Vice Chairman of the Board of Directors (re #5)	10-K	10/3/1992	10(p)

10(q)	Hardware Purchase Agreement and Software License Agreement for restaurant point of sale system.	10-KSB	10/2/1993	10(q)

10(a)(3)	Key Employee Incentive Stock Option Plan	DEF14A	1/26/1994	10(a)(3)

10( r)	Limited Partnership Agreement of CIC Investors #13, Ltd,. between Flanigan's Enterprises, Inc., as General Partner and fifty percent owner of the limited partnership, and Hotel Properties, LTD. *	10-KSB	9/30/1995	10(r)

10(s)	Form of Franchise Agreement between Flanigan's Enterprises, Inc. and Franchisees.*	10-KSB	9/30/1995	10(s)

10(t)	Licensing Agreement between Flanigan's Enterprises, Inc. and James B. Flanigan, dated November 4, 1996, for non-exclusive use of the service mark "Flanigan's" in the Commonwealth of Pennsylvania. *	10-KSB	9/28/1996	10(t)

10(u)	Limited Partnership Agreement of CIC Investors #15 Ltd., dated March 28, 1997, between B.D. 15 Corp. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as a limited partner owning twenty five percent of the limited partnership. *

		10-KSB	9/27/1997	10(u)
10(v)	Limited Partnership Agreement of CIC Investors #60 Ltd., dated July 8, 1997, between Flanigan's Enterprises, Inc., as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning forty percent of the limited partnership. *	10-KSB	9/27/1997	10(v)

10(w)	Stipulated Agreed Order of Dismissal upon Mediation with former franchisee.	10-KSB	9/27/1997	10(w)

10(x)	Limited Partnership Agreement of CIC Investors #70, Ltd. dated February 1999 between Flanigan's Enterprises, Inc. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning forty percent of the limited partnership. *	10-KSB	10/02/1999	10(x)

10(y)	Limited Partnership Agreement of CIC Investors #80, Ltd., dated May 2001, between Flanigan's Enterprises, Inc. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc., as limited partner owning twenty five percent of the limited partnership. *	10-KSB	9/29/2001	10(y)

10(z)	Limited Partnership Agreement of CIC Investors #95, Ltd., dated July 2001, between Flanigan's Enterprises, Inc., as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning twenty eight percent of the limited partnership. *	10-KSB	9/29/2001	10(z)

10(bb)	Limited Partnership Agreement of CIC Investors #65, Ltd., dated June 24, 2004, between Flanigan’s Enterprises, Inc., as General Partner, and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning twenty six percent of the limited partnership. *	10-K	10/2/2004	10(bb)

10(cc)	Amended and Restated Limited Partnership Certificate and Agreement of CIC Investors #13, Ltd., dated March 1, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning thirty nine percent of the limited partnership. *	10-K	9/30/2006	10(cc)

10(dd)	Limited Partnership Agreement of CIC Investors #50, Ltd., dated October 17, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning sixteen percent of the limited partnership. *	10-K	9/29/2007	10(dd)

10(ee)	Limited Partnership Agreement of CIC Investors #55, Ltd., dated December 12, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning forty eight percent of the limited partnership. *	10-K	9/29/2007	10(ee)

10(ff)	Limited Partnership Agreement of CIC Investors #90, Ltd., dated January 18, 2012, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning five percent of the limited partnership. *	10-K	9/29/2012	10(ff)

13	Registrant's Form 10-K constitutes the Annual Report to Shareholders for the fiscal year ended October 3, 2020.				X

21(a)	Company's subsidiaries are set forth in this Annual Report on Form 10-K.				X

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended of Chief Executive Officer.				X

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended of Chief Financial Officer.				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.				X

*	Compensatory plan or arrangement.

List of XBRL documents as exhibits 101

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLANIGAN'S ENTERPRISES, INC.

By: /s/ JAMES G. FLANIGAN II
JAMES G. FLANIGAN II
Chief Executive Officer
Date: 1/15/2021

By: /s/ JEFFREY D. KASTNER
JEFFREY D. KASTNER
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)
Date: 1/15/2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

/s/ JAMES G. FLANIGAN II	Chairman of the Board,	Date: 1/15/2021
James G. Flanigan II	Chief Executive Officer,
and Director

/s/ JEFFREY D. KASTNER	Chief Financial Officer,	Date: 1/15/2021
Jeffrey D. Kastner	Secretary and Director

/s/ AUGUST BUCCI	Chief Operating Officer	Date: 1/15/2021
August Bucci	and Director

/s/ MICHAEL B. FLANIGAN	Director	Date: 1/15/2021
Michael B. Flanigan

/s/ PATRICK J. FLANIGAN	Director	Date: 1/15/2021
Patrick J. Flanigan

/s/ CHRISTOPHER O’NEIL	Vice President of Package	Date: 1/15/2021
Christopher O’Neil	Operations and Director

/s/ MARY ELIZABETH BENNETT	Director	Date: 1/15/2021
Mary Elizabeth Bennett

/s/ CHRISTOPHER J. NELMS	Director	Date: 1/15/2021
Christopher J. Nelms

/s/ JOHN P. FOSTER	Director	Date: 1/15/2021
John P. Foster

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 3, 2020 AND SEPTEMBER 28, 2019

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Income	F-3

Statements of Stockholders’ Equity	F-4

Statements of Cash Flows	F-5 – F-6

Notes to Financial Statements	F-7 - F-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Flanigan’s Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flanigan’s Enterprises, Inc. (the “Company”) as of October 3, 2020 and September 28, 2019, the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended October 3, 2020 and September 28, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 3, 2020 and September 28, 2019, and the results of its operations and cash flows for each of the two years in the period ended October 3, 2020, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective September 29, 2019, using the modified retrospective approach.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Fort Lauderdale, FL

January 15, 2021

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 3, 2020 AND SEPTEMBER 28, 2019

(rounded to the nearest thousandth, except share amounts)

ASSETS	2020	2019
Current Assets:
Cash and cash equivalents	$29,922,000	$13,672,000
Prepaid income taxes	74,000	55,000
Other receivables	681,000	870,000
Inventories	3,624,000	3,292,000
Prepaid expenses	2,207,000	1,704,000
Total current assets	36,508,000	19,593,000

Property and Equipment, Net	46,003,000	46,187,000
Construction in progress	981,000	1,292,000
	46,984,000	47,479,000

Right-of-use asset, finance leases	4,749,000	—
Right-of-use asset, operating leases	22,150,000	—
	26,899,000	—

Investment in Limited Partnerships	621,000	231,000

Other Assets:
Liquor licenses	630,000	630,000
Deferred tax assets	352,000	249,000
Leasehold interests, net	200,000	296,000
Other	290,000	277,000
Total other assets	1,472,000	1,452,000
Total assets	$112,484,000	$68,755,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$9,238,000	$8,532,000
Due to franchisees	3,142,000	2,553,000
Current portion of long-term debt	5,094,000	1,983,000
Finance lease liability, current	4,772,000	—
Operating lease liability, current	3,116,000	—
Deferred rent	—	61,000
Total current liabilities	25,362,000	13,129,000

Long-Term Debt, Net of Current Portion	21,229,000	11,097,000

Operating lease liability, non current	20,337,000	—
Total liabilities	66,928,000	24,226,000

Commitments and Contingencies

Equity:
Flanigan's Enterprises, Inc. stockholders' equity
Common stock, $.10 par value; 5,000,000 shares authorized; 4,197,642 shares
issued; 1,858,647 outstanding for years ended 2020 and 2019	420,000	420,000
Capital in excess of par value	6,240,000	6,240,000
Retained earnings	38,848,000	37,738,000
Treasury stock, at cost, 2,338,995 shares for the years
ended 2020 and 2019	(6,077,000)	(6,077,000)
Total Flanigan's Enterprises, Inc. stockholders' equity	39,431,000	38,321,000
Noncontrolling interests	6,125,000	6,208,000
Total equity	45,556,000	44,529,000
Total liabilities and equity	$112,484,000	$68,755,000

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended October 3, 2020 and September 28, 2019

(rounded to the nearest thousandth, except share and per share amounts)

	2020	2019
Revenues:
Restaurant food sales	$68,685,000	$71,814,000
Restaurant bar sales	15,967,000	22,476,000
Package store sales	26,276,000	19,327,000
Franchise-related revenues	1,260,000	1,610,000
Other operating income	109,000	213,000
Rental income	680,000	762,000
	112,977,000	116,202,000
Costs and Expenses:
Cost of merchandise sold:
Restaurants and lounges	28,518,000	33,078,000
Package goods	19,192,000	14,058,000
Payroll and related costs	35,399,000	35,873,000
Occupancy costs	7,040,000	6,054,000
Selling, general and administrative expenses	19,917,000	20,823,000
	110,066,000	109,886,000

Income from Operations	2,911,000	6,316,000

Other Income (Expense):
Interest expense	(836,000)	(708,000)
Interest and other income	49,000	54,000
Insurance recovery, net of casualty loss	—	602,000
	(787,000)	(52,000)

Income Before Provision for Income Taxes	2,124,000	6,264,000

Benefit (Provision) for Income Taxes	60,000	(887,000)

Net Income	2,184,000	5,377,000

Less: Net Income Attributable to Noncontrolling Interests	(1,074,000)	(1,729,000)

Net Income Attributable to Flanigan's Enterprises, Inc. Stockholders	$1,110,000	$3,648,000

Net Income Per Common Share:
Basic and Diluted	$0.60	$1.96

Weighted Average Shares and Equivalent Shares Outstanding:
Basic and Diluted	1,858,647	1,858,647

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED OCTOBER 3, 2020 AND SEPTEMBER 28, 2019

(rounded to nearest thousandth, except  share amounts)

	Common Stock		Capital in		Treasury Stock
			Excess of	Retained			Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, September 28, 2019	4,198	$420	$6,240	$37,738	2,339	$(6,077)	$6,208	44,529
Net income	—	—	—	1,110	—	—	1,074	2,184
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,157)	(1,157)
Balance, October 3, 2020	4,198	420	6,240	38,848	2,339	(6,077)	6,125	45,556

Balance September 29, 2018:	4,198	420	6,240	34,610	2,339	(6,077)	6,149	41,342
Net income	—	—	—	3,648	—	—	1,729	5,377
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,665)	(1,665)
Purchase of noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Dividends paid	—	—	—	(520)	—	—	—	(520)
Balance, September 28, 2019	4,198	$420	$6,240	$37,738	2,339	$(6,077)	$6,208	$44,529

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 3, 2020 AND SEPTEMBER 28, 2019

(rounded to nearest thousandth)

	2020	2019
Cash Flows from Operating Activities:
Net income	$2,184,000	$5,377,000
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	3,144,000	2,919,000
Amortization of leasehold interests	96,000	121,000
Amortization of operating lease right-of-use asset	3,050,000	—
Gain/loss on sale/abandonment of property and equipment	53,000	87,000
Insurance recovery, net of casualty loss	—	118,000
Amortization of deferred loan costs	33,000	33,000
Deferred income taxes	(103,000)	363,000
Deferred rent	—	(13,000)
Income from unconsolidated limited partnership	(7,000)	(20,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid income taxes	(19,000)	202,000
Other receivables	57,000	(264,000)
Inventories	(332,000)	(222,000)
Prepaid expenses	930,000	1,271,000
Other assets	305,000	120,000
Increase (decrease) in:
Accounts payable and accrued expenses	590,000	(964,000)
Lease liabilities	(1,785,000)	—
Due to franchisees	589,000	499,000
Net cash and cash equivalents provided by operating activities	8,785,000	9,627,000

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,259,000)	(4,284,000)
Purchase of construction in progress	(379,000)	(1,058,000)
Deposit on purchase of fixed assets	(446,000)	(411,000)
Proceeds from sale of fixed assets	64,000	36,000
Insurance recovery	132,000	1,068,000
Distributions from unconsolidated limited partnership	22,000	40,000
Investment in limited partnership	(405,000)	—
Net cash and cash equivalents used in investing activities	(3,271,000)	(4,609,000)

Cash Flows from Financing Activities:
Payments of long-term debt	(2,540,000)	(2,820,000)
Proceeds from long-term debt	14,433,000	250,000
Dividends paid	—	(520,000)
Distributions to noncontrolling interests	(1,157,000)	(1,665,000)
Purchase of noncontrolling interests	—	(5,000)
Net cash and cash equivalents provided by (used in) financing activities	10,736,000	(4,760,000)

Net Increase in Cash and Cash Equivalents	16,250,000	258,000

Cash and Cash Equivalents, Beginning	13,672,000	13,414,000

Cash and Cash Equivalents, Ending	$29,922,000	$13,672,000

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

(rounded to nearest thousandth)

	2020	2019
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$836,000	$708,000
Income taxes	$61,000	$322,000

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,317,000	$1,041,000
Purchase deposits transferred to property and equipment	$118,000	$595,000
Purchase deposits transferred to construction in progress	$10,000	$386,000
Construction in progress transferred to property and equipment	$700,000	$3,165,000
Insurance recovery receivable	$—	$132,000
Finance lease liabilities arising from right-of-use asset	$4,772,000	$—
Operating lease liabilities arising from right-of-use asset	$25,177,000	—

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 3, 2020 AND SEPTEMBER 28, 2019

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Capitalization

The Company was incorporated in 1959 and operates in South Florida as a chain of full-service restaurants and package liquor stores. Restaurant food and beverage sales make up the majority of our total revenue. As of October 3, 2020, we (i) operated 27 units consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and (ii) franchise an additional five units, consisting of two restaurants, (one of which we operate) and three combination restaurants/package liquor stores. With the exception of one restaurant we operate under the name “The Whale’s Rib”, and in which we do not have an ownership interest, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service mark “Big Daddy’s Liquors”.

The Company’s Articles of Incorporation, as amended, authorize us to issue and have outstanding at any one time 5,000,000 shares of common stock at a par value of $0.10 per share.

We operate under a 52-53 week year ending the Saturday closest to September 30. Our fiscal year 2020 is comprised of a 53-week period and our fiscal year 2019 is comprised of a 52-week period.

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

Use of Estimates

The consolidated financial statements and related disclosures are prepared in conformity with accounting principles generally accepted in the United States. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates (Continued)

disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported.  These estimates include assessing the estimated useful lives of tangible assets, the recognition of deferred tax assets and liabilities and estimates relating to the calculation of incremental borrowing rates and length of leases associated with right-of-use assets and corresponding liabilities.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in our consolidated financial statements in the period they are determined to be necessary. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results.

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

Our estimated useful lives range from three to five years for vehicles and three to seven years for furniture and equipment. Leasehold improvements are currently being amortized over the shorter of the life of the lease or the life of the asset up to a maximum of 20 years. Our building and building improvements of our corporate offices in Fort Lauderdale, Florida; our building and building improvements of our construction office/warehouse in Fort Lauderdale, Florida; our combination restaurant and package liquor store in Hallandale, Florida; our restaurants in N. Miami and Fort Lauderdale, Florida; our package store in N. Miami, Florida, our shopping center in Miami, Florida and property in Fort Lauderdale, Florida, all of which we own, are being depreciated over forty years.

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

Investment in Limited Partnerships

We use the consolidation method of accounting when we have a controlling interest in other companies and limited partnerships. We use the equity method of accounting when we have significant influence and an interest between twenty to fifty percent in other companies and limited partnerships, but do not exercise control. Under the equity method, our original investments are recorded at cost and are adjusted for our share of undistributed earnings or losses. All significant intercompany profits are eliminated.

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

Major Suppliers

Throughout our fiscal years 2020 and 2019, we purchased substantially all of our food products from one major supplier pursuant to a master distribution agreement which entitled us to receive certain purchase discounts, rebates and advertising allowances that are recorded as a reduction of cost of merchandise sold in periods in which they are earned. We believe that several other alternative vendors are available, if necessary.

Throughout our fiscal years 2020 and 2019, we purchased the majority of our alcoholic beverages from three local distributors. Each distributor has exclusive rights from the manufacturers to sell specific brands in given areas, so unless the exclusive distribution rights are transferred to another vendor, there are no alternate distributors available.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenue related to food, bar and package sale are recorded at the point of sale. Royalty-related revenues, which are 1% of package sales and 3% of restaurant sales, are recorded as income on a weekly basis, in arrears. We report our sales net of sales tax.

Pre-opening Costs

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs are those typically associated with the opening of a new restaurant and generally include payroll costs associated with the new restaurant opening, rent and promotional costs. We expense pre-opening costs as incurred.

Advertising Costs

Our advertising costs are expensed as incurred. Advertising costs incurred during our fiscal years ended October 3, 2020 and September 28, 2019 were approximately ($113,000)  and $97,000 respectively. Advertising costs incurred during our fiscal year ended October 3, 2020 were a credit as a result of lower advertising costs during the fiscal year due to COVID-19 and advertising allowances.

General Liability Insurance

We have general liability insurance which incorporates a deductible of $10,000 per occurrence for both us and the limited partnerships. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our deductible, up to a maximum aggregate of $2,000,000 per year. During our fiscal year ended October 3, 2020, we were able to purchase excess liability insurance, whereby our excess insurance carrier is responsible for $10,000,000 coverage above our primary general liability insurance coverage. We are un-insured against liability claims in excess of $11,000,000 per occurrence and in the aggregate.

Our general policy is to settle only those legitimate and reasonable claims asserted and to aggressively defend and go to trial, if necessary, on frivolous and unreasonable claims. Under our current liability insurance policy, any expense incurred by us in defending a claim, including attorney's fees, are a part of our $10,000 deductible.

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

In accordance with FASB ASC Topic 820-10-50-1, we utilized a valuation model to determine the fair value of our swap agreements. As the valuation models for the swap agreements were based upon observable inputs, they are classified as Level 2 (see Note 14).

Derivative Instruments

We account for derivative instruments in accordance with FASB ASC Topic 815-10-05-4, “Accounting for Derivative Instruments and Hedging Activities” as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. In accordance with FASB ASC Topic 815-10-05-4, derivative instruments are recognized as assets or liabilities in the Company’s consolidated balance sheets and are measured at fair value. We recognize all changes in fair value through earnings unless the derivative is determined to be an effective hedge. We currently have two derivatives which we have designated as effective hedges (See Note 14).

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

We follow the provisions regarding Accounting for Uncertainty in Income Taxes, which require the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We applied these changes to tax positions for our fiscal years ending October 3, 2020 and September 28, 2019. We had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing and the current and prior three years remain subject to examination as of October 3, 2020. We do not expect that unrecognized tax benefits will increase within the next twelve months. We recognize accrued interest and penalties related to uncertain tax positions as income tax expense.

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

Recently Adopted and Recently Issued Accounting Pronouncements

Effective September 29, 2019, we adopted Accounting Standards Codification 842, Leases (“ASC 842”). The new guidance requires that lease arrangements be presented on the lessee’s balance sheet by recording a right-of-use asset and a lease liability equal to the present value of the related future minimum lease payments. We adopted the standard in the first quarter of fiscal 2020, using the modified retrospective approach. Upon adoption, the Company recorded a right-of-use asset of $27.8 million and a lease liability of $27.8 million. At October 1, 2020 the Company decreased the operating lease right-of-use asset by $2.6 million and the operating lease right-of-use liability by $2.6 million with the reclassification of an operating lease to a finance lease due to the exercise of a purchase option subsequent to the end of our fiscal year 2020. The Company recorded a finance lease right-of-use asset of $4.8 million and a finance lease liability of $4.8 million.

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

NOTE 2.	PROPERTY AND EQUIPMENT

	2020	2019

Furniture and equipment	$12,381,000	$11,767,000
Leasehold improvements	25,355,000	23,841,000
Land and land improvements	21,289,000	21,222,000
Building and improvements	19,455,000	19,121,000
Vehicles	1,635,000	1,547,000
	80,115,000	77,498,000
Less accumulated depreciation and amortization	(34,112,000)	(31,311,000)
	46,003,000	46,187,000
Construction in progress	981,000	1,292,000
	$46,984,000	$47,479,000

Depreciation and amortization expense for the fiscal years ended October 3, 2020 and September 28, 2019 was approximately $3,144,000 and $2,919,000, respectively.

NOTE 3. LEASEHOLD INTERESTS

	2020	2019

Leasehold interests, at cost	$3,024,000	$3,024,000
Less accumulated amortization	2,824,000	2,728,000
	$200,000	$296,000

Future leasehold amortization as of October 3, 2020 is as follows:

2021	$82,000
2022	33,000
2023	22,000
2024	22,000
2025	22,000
Thereafter	19,000
Total	$200,000

NOTE 4. INVESTMENTS IN LIMITED PARTNERSHIPS

We have invested with others (some of whom are affiliated with our officers and directors) in nine limited partnerships which own and operate nine South Florida based restaurants under our service mark “Flanigan’s Seafood Bar and Grill”. In addition to being a limited partner in these limited partnerships, we are the sole general partner of eight of these limited partnerships and manage and control the operations of the restaurants except for the restaurant located in Fort Lauderdale, Florida where we only hold a limited partnership interest.

Generally, the terms of the limited partnership agreements provide that until the investors’ cash investment in a limited partnership (including any cash invested by us) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant, as a return of capital, up to 25% of the cash invested in the limited

NOTE 4. INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

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

As of October 3, 2020, limited partnerships owning eight (8) restaurants, (Surfside, Florida, Kendall, Florida, West Miami, Florida, Pinecrest, Florida, Wellington, Florida, Miami, Florida, Pembroke Pines, Florida and Davie, Florida locations), have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our “Flanigan’s Seafood Bar and Grill” service mark, which use is authorized only while we act as general partner. This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears.

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

West Miami, Florida

We are the sole general partner and a 27% limited partner in this limited partnership which has owned and operated a restaurant in West Miami, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 11, 2001. 32.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we

NOTE 4. INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

West Miami, Florida (continued)

receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. This entity is consolidated in the accompanying financial statements.

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

Davie, Florida

We are the sole general partner and a 49% limited partner in this limited partnership which has owned and operated a restaurant in Davie, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since July 28, 2008. 12.3% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an

NOTE 4. INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

Davie, Florida (continued)

annual management fee equal to one-half (1/2) of the cash available for distribution by this limited partnership. This entity is consolidated in the accompanying financial statements.

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

Sunrise, Florida

During the second quarter of our fiscal year 2019, we entered into a Lease Agreement (the “Sunrise Lease Agreement”) with a non-affiliated third party to rent approximately 6,900 square feet of commercial space in Sunrise, Florida where, subject to certain conditions, we anticipate opening a new restaurant location under our “Flanigan’s Seafood Bar and Grill” service mark. During the third quarter of our fiscal year 2019, we assigned the Sunrise Lease Agreement to a newly formed limited partnership in which we currently are (i) the sole general partner; and (ii) our wholly owned subsidiary is the sole limited partner. While there can be no assurances that we will be successful in doing so, we intend to sell limited partnership interests to third parties as well as affiliates of the Company in order to raise net proceeds, in the amount of $5,000,000, which proceeds will be used to renovate this potential restaurant location. We anticipate that the new restaurant location’s ownership and operating structure will be substantially similar to that of our other restaurants owned by limited partnerships.

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

	2020	2019
Financial Position:
Current assets	$591,000	$295,000
Non-current assets	655,000	639,000
Current liabilities	562,000	187,000
Operating Results:
Revenues	3,430,000	3,924,000
Gross profit	2,279,000	2,568,000
Net income	24,000	82,000

NOTE 5.  INVESTMENT IN REAL PROPERTY; OPTION TO LEASE AGREEMENT:

Pompano Beach, Florida

During the second quarter of our fiscal year 2019, we purchased from an unrelated third party the vacant real property (the “Property”), located at 2119 S.E. 9th Street, Pompano Beach, Florida for $1,300,000 cash at closing. The Property is adjacent to property owned by a third party unaffiliated with us and leased to another third party unaffiliated with us for use as a restaurant (the “Adjacent Property”). At closing, we executed an Option to Lease Agreement to lease the Adjacent Property for a 50 year term commencing in November, 2022. We will either (i) sublease the building on the Adjacent Property to a related franchisee for operation as a “Flanigan’s Seafood Bar and Grill” restaurant and use the Property as parking; or (ii) renovate the building on the Adjacent Property for operation as a “Flanigan’s Seafood Bar and Grill” restaurant and use the Property as parking. If we renovate this new restaurant location on the Adjacent Property, we plan to raise funds using our limited partnership ownership model.

NOTE 6. EXECUTION OF LEASES FOR NEW LOCATIONS:

Miramar, Florida (“Flanigan’s Seafood Bar and Grill”)

During fourth quarter of our fiscal year 2019, we entered into a Lease Agreement for a non-affiliated restaurant location in a shopping center in Miramar, Florida. The shopping center is currently in the developmental stage and the Lease Agreement is still contingent upon our receipt of delivery of the leased premises by August 28, 2021. We plan to assign the Lease Agreement to a limited partnership in which (i) we will be the sole general partner; and (ii) a wholly owned subsidiary will be the limited partner. While there can be no assurances that we will be successful in doing so, we intend to sell limited partnership interests to third parties as well as affiliates of the Company in order to raise net proceeds, in an amount to be determined, which proceeds will be used to renovate this potential restaurant location. We anticipate that the new restaurant location’s ownership and operating structure will be substantially similar to that of our other restaurants owned by limited partnerships. Any amounts we advance to the limited partnership will be applied as a credit to limited partnership equity in the limited partnership we may acquire (which equity shall be purchased at the same price and upon the same terms as other equity investors). If we do not acquire equity in the limited partnership for at least $250,000, any excess amounts advanced by us will be reimbursed to us by the limited partnership without interest. Through October 3, 2020, we have no advances to the limited partnership.

Miramar, Florida (“Big Daddy’s Liquors”)

During the fourth quarter of our fiscal year 2019, we entered into a Lease Agreement for a non-affiliated package liquor store location in a shopping center in Miramar, Florida, directly adjacent to the new non-affiliated restaurant location. The shopping center is currently in the developmental stage and the Lease Agreement is still contingent upon our receipt of delivery of the leased premises by August 28, 2021. The new package liquor store location will be Company owned.

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

(b) Financed Insurance Premiums

During our fiscal year 2020, we bound and financed through an unrelated third party lender the premiums on the following property, general liability, excess liability and terrorism insurance policies:

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

(iv)      For the policy year beginning December 30, 2019, our excess liability insurance is a one (1) year policy and the annual premium for this insurance coverage is $360,000; and

(v)       For the policy year beginning December 30, 2019, our terrorism insurance is a one (1) year policy and the annual premium for this insurance coverage is $12,000.

Of the $1,810,000 annual premium amounts, which includes coverage for our franchises which are not included in our consolidated financial statements, we financed $1,656,000 through an unaffiliated third party lender. The finance agreement obligates us to repay the amounts financed together with interest at the rate of 2.55% per annum, over 11 months, with monthly payments of principal and interest, each in the amount of $153,000 . The finance agreement is secured by a first priority security interest in all insurance policies, all unearned premium, return premiums, dividend payments and loss payments thereof.

As of October 3, 2020, the aggregate principal balance owed to the third party lender from the financing of our insurance policies is $365,000, excluding amounts which are reimbursed by our franchises for insurances covering their operations, but including the annual premiums for boiler insurance ($2,000) and directors and officers liability insurance ($34,000), which were added to the finance agreement during the third quarter of our fiscal year 2020 and are financed over the balance of the term of the same.

(c) Paycheck Protection Loans

During the third quarter of our fiscal year 2020, we, certain of the entities owning the limited partnership stores (the “LP’s”), franchised stores (the “Franchisees”), as well as the store we manage but do not own (the “Managed Store”) (collectively, the “Borrowers”), applied for and received loans from an unrelated third party lender pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $13.1 million, (the “PPP Loans”), of which approximately: (i) $5.9 million was loaned to us; (ii) $4.1 million was loaned to 8 of the LP’s ; (iii) $2.6 million was loaned to 5 of the Franchisees; and (iv) $0.5 million was loaned to the Managed Store. The PPP Loans to the Franchisees and the Managed Store are not included in our consolidated financial statements.

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

NOTE 8.  CORONAVIRUS PANDEMIC:

In March 2020, a novel strain of coronavirus was declared a global pandemic and a National Public Health Emergency. The novel coronavirus pandemic and related “shelter-in-place” orders and other governmental mandates relating thereto (collectively, “COVID-19”) adversely affected and will, in all likelihood continue to adversely affect, our restaurant operations and financial results for the foreseeable future. Due to COVID-19, from mid-March 2020 through mid-May 2020, we ceased all dining and bar services at all of our restaurants, limiting service to take-out and delivery only of food, and implemented reduced hours at our retail package liquor stores. From mid-May 2020 through the beginning of July 2020, there was a gradual elimination of restrictions on our restaurant operations, permitting us to, among other things, provide dining for outdoor seating patrons with appropriate social distancing and provide dining for indoor patrons at up to 50% capacity (depending on the location of the restaurant), but with no bar service and increased operating hours at our package liquor stores. From the beginning of July 2020 through the beginning of September 2020, we ceased dine-in service at all of our Miami-Dade County, Florida restaurants, (two Company-owned and six limited partnership owned restaurants). Since the beginning of September 2020, we have been offering both food and bar options at all of our restaurants, including those located in Miami-Dade County, Florida, with appropriate social distancing and dine-in service at up to 100% capacity, including outdoor dining.

Due to COVID-19, we implemented (i) certain cost cutting measures including material layoffs at our restaurants and reduced corporate personnel salaries; and (ii) a number of changes to our operations such as the establishment of an in-house delivery service and an adjustment to our traditional staffing model to meet customer demand. We have been in regular contact with our suppliers and while to date we have not experienced significant disruptions in our supply chain, we could see future disruptions should the impacts of COVID-19 extend for a considerable amount of time. To support our employees, we have implemented work from home support, increased sanitization of high touch, high traffic areas in our restaurants, retail package liquor stores and corporate offices, provided personal protective equipment for our employees and increased the frequency of personal hygiene practices. From March 29, 2020 through May 9, 2020, the salaries of all our non-executive corporate office personnel were reduced by 20%, the base salaries of our Chief Operating Officer and Chief Financial Officer were each reduced by 50% and our Chief Executive Officer waived his base salary, representing salary savings of approximately $135,000 during this period. Our employee headcount as of fiscal year end 2020 was 1,804 persons reduced from 1,870 persons as of our fiscal year end 2019.

In addition and also due to COVID-19, we did not make any quarterly distributions to our limited partners for the quarter ended March 31, 2020. For each of the quarters ended June 30, 2020 and September 30, 2020, we made quarterly distributions to our limited partners equal to one-half (½) of the amounts that would have been distributed for the quarter ended March 31, 2020.

During the third quarter of fiscal year end 2020, the United States government passed a $2.0 trillion Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) designed primarily to help keep businesses running during and after the COVID-19 pandemic. The CARES Act included provisions for certain deductions and tax credits, filing deadline extensions, filing payment deadlines and making available certain grant money to assist businesses. This CARES ACT allowed us to take advantage of credits, deferments, and deductions, and PPP Loans (described below) during the third quarter of our fiscal year 2020. As a result, during the third and fourth quarter of 2020, we reversed certain of our cost cutting measures, including (i) reinstating employees laid off at our restaurants in anticipation of resuming dine-in service, (ii) restoring corporate personnel and executive salaries and (iii) paying prior salary reductions.

During the third quarter of our fiscal year 2020, we, certain of the entities owning the limited partnership stores (the “LP’s”), franchised stores (the “Franchisees”) as well as the store we manage but do not own (the “Managed Store”), (collectively, the “Borrowers”), applied for and received loans from an unrelated third party lender pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $13.1 million, (the “PPP Loans”), of which approximately: (i) $5.9 million was loaned to us; (ii) $4.1 million was loaned to 8 of the LP’s; (iii) $2.6 million was loaned to 5 of the Franchisees; and (iv) $0.5 million was loaned to the Managed Store. The PPP Loans to the Franchisees and the Managed Store are not included in our consolidated financial statements. Due to our receipt of the PPP Loans, we reversed certain cost cutting measures, including reinstating employees laid off at our restaurants in anticipation of resuming dine-in service and restoring corporate personnel salaries.

The PPP Loans, which are in the form of Notes issued by each of the Borrowers, mature two years from the date of funding (dates ranging from May 5, 2022 to May 11, 2022) and bear interest at a rate of 1.00% per annum, payable monthly commencing approximately six months from the date of issuance of the Notes (issuance dates ranging from April 30, 2020 to May 6, 2020). The Notes may be prepaid by the applicable Borrower at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loans have been used and are available to the respective Borrower to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, including rent and interest on mortgages and other debt obligations incurred before February 15, 2020. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent the proceeds of the PPP Loans are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. No assurance can be given that the Borrowers will obtain forgiveness of the PPP Loans in whole or in part.

With respect to any portion of any of the PPP Loans that is not forgiven under the terms of the PPP, such amounts will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the applicable PPP Note and cross-defaults on any other loan with the Lender or other creditors.

We do not believe COVID-19 has had a material adverse effect on our access to supplies or labor, although there can be no assurance that there will not be a significant adverse impact on our supply chain or access to labor in the future. We are actively monitoring our food suppliers to assess how they are managing their operations to mitigate supply flow and food safety risks. To ensure we mitigate potential supply availability risk, we are building additional inventory back stock levels when appropriate and we have also identified alternative supply sources in key product categories including but not limited to food, sanitation and safety supplies.

Prior to obtaining the PPP Loans, we were in compliance with the financial covenants contained in our loans with our unrelated third party institutional lender (the “Institutional Lender”) under which as of October 3, 2020, we owe in the aggregate, approximately $12,209,000 (the “Institutional Loans”). We determined that as of the end of the third quarter of our fiscal year 2020, we were not in compliance with our financial covenants contained in the Institutional Loans related to the Rent Adjusted Funded Debt to EBITDA Ratio because our consolidated debt during the third quarter of our fiscal year 2020 increased due to our repayment obligations under the PPP Loans (the “Covenant Breach’). Pursuant to the terms of the Institutional Loans, the Covenant Breach, grants the Institutional Lender the right to exercise certain remedies under the Institutional Loans, including the right to accelerate the indebtedness owed by us to the Institutional Lender thereunder. On August 10, 2020, we received a written waiver of the Covenant Breach from the Institutional Lender, which, among other things, waives the Covenant Breach through June 30, 2021. As of October 3, 2020, we are in compliance with the financial covenants contained in our loans with our Institutional Lender.

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

NOTE 9. CASUALTY LOSS:

During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) was damaged by a fire and was forced to close. Due to the damage caused by the fire, we determined that Store #19 should be demolished and rebuilt and as a result, the package liquor store and restaurant were closed for at least our fiscal years 2020 and 2019. We had insurance coverage of $1,975,000, in the aggregate, which our insurance carrier paid. We sustained a loss of $1,373,000 on our building and business personal property, against which we received insurance proceeds of $1,200,000 resulting in a loss of $173,000. We had a gain of $775,000 on our business interruption coverage, which when netted against our loss of $173,000 on our building and business personal property produced a gain of $602,000 during our fiscal year 2019.

NOTE 10. LIQUOR LICENSES

Liquor licenses, which are indefinite lived assets, are tested for impairment in September of each of our fiscal years. The fair value of liquor licenses at October 3, 2020, exceeded the carrying amount; therefore, we recognized no impairment loss. The fair value of the liquor licenses was evaluated by comparing the carrying value to recent sales for similar liquor licenses in the County issued. At October 3, 2020 and September 28, 2019, the total carrying amount of our liquor licenses was $630,000. We acquired no liquor licenses in our fiscal year 2020.

NOTE 11. INCOME TAXES

The components of our provision for income taxes for our fiscal years 2020 and 2019 are as follows:

	2020	2019
Current:
Federal	$(70,000)	$261,000
State	113,000	263,000
Deferred:	43,000	524,000
Federal	(88,000)	301,000
State	(15,000)	62,000
	(103,000)	363,000
	$(60,000)	$887,000

A reconciliation of income tax computed at the statutory federal rate to income tax expense is as follows:

	2020	2019

Tax provision at the statutory rate	$446,000	$1,315,000
Non-controlling interests	(226,000)	(363,000)
State income taxes, net of federal income tax	43,000	231,000
FICA tip credit	(418,000)	(463,000)
True up adjustment	43,000	71,000
Tax effect of rate change due to Tax Reform	13,000	51,000
Other permanent items	39,000	45,000
	$(60,000)	$887,000

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

The components of our deferred tax assets at October 3, 2020 and September 28, 2019 were as follows:

	2020	2019
Long-Term:
Reversal of aged payables	$18,000	$19,000
Capitalized inventory costs	22,000	20,000
Accrued bonuses	166,000	251,000
Accruals for potential uninsured claims	27,000	23,000
Gift cards	162,000	143,000
Limited partnership management fees	(192,000)	(325,000)
Tip credit	7,000	—
Book/tax differences in property and equipment	(507,000)	(205,000)
Book/tax differences in operating leases	279,000	—
Limited partnership investments	307,000	254,000
Accrued limited retirement	63,000	69,000
Total Deferred Tax Assets	$352,000	$249,000

NOTE 12. DEBT

Long-Term Debt

	2020	2019
Mortgage payable to unrelated third party, secured by a first mortgage on real property and improvements, bearing interest at 3.86%, amortized over twenty (20) years, payable in monthly installments of principal and interest of approximately $43,000, with a balloon payment of approximately $5,373,000 due on November 27, 2026. As of October 3, 2020, the net book value of the collateral securing this mortgage was $5,596,000.	7,070,000	2,756,000

Mortgage payable to unrelated third party, secured by first mortgage on real property and improvements, bearing interest at 7½%, amortized over twenty (20) years, payable in monthly installments of principal and interest of approximately $15,700, with a balloon payment of approximately $1,331,000 in December, 2022. As of October 3, 2020, the net book value of the collateral securing this mortgage was $2,499,000.	1,508,000	1,586,000

Mortgage payable to lender, secured by a first mortgage on real property and improvements, bearing interest at BBA LIBOR – 1 Month +2.25%, (2.39% at October 3, 2020), but with the interest fixed at 4.35% pursuant to a swap agreement, amortized over twenty (20) years, payable in monthly installments of principal and interest of approximately $8,775, with a balloon payment of approximately $858,000 on January 22, 2023. As of October 3, 2020, the net book value of the collateral securing this mortgage was $3,516,000.	1,017,000	1,062,000

Revolving credit line/term loan payable to lender, which entitled the Company to borrow, from time to time through December 28, 2017, up to $5,500,000, (the “Credit Line”), secured by a blanket lien on all Company assets, bearing interest through December 28, 2017 at LIBOR – Daily Floating Rate + 2.25%, (2.39% at October 3, 2020). Effective December 28, 2017, an interest rate swap agreement requires us to pay interest for a five (5) year period at a fixed rate of 4.61% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, per annum (2.39% at October 3, 2020) on the same notional principal amount, with a final payment on December 28, 2022. On December 21, 2017, we borrowed the remaining $3,500,000 and on December 28, 2017 the entire principal balance under the Credit Line ($5,500,000) converted to the Term Loan.	2,750,000	3,575,000

Mortgage payable to lender, secured by a first mortgage on real property and improvements, bearing interest at the fixed rate of 4.65% per annum, fully amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $6,384, with a final payment on December 28, 2031. As of October 3, 2020, the net book value of the collateral securing this mortgage was $843,000.	679,000	712,000

Mortgage payable to a related party, an entity the owners of which include persons who are either our officers, directors or their family members, secured by first mortgage on real property and improvements, bearing interest at 5%, amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $5,700, with a balloon payment of approximately $465,000 due in March, 2021. As of October 3, 2020, the net book value of the collateral securing this mortgage was $1,549,000.	483,000	523,000

Mortgage payable to lender, secured by a first mortgage on real property and improvements, bearing interest at the fixed rate of 4.65% per annum, fully amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $6,519, with a final payment on December 28, 2031. As of October 3, 2020, the net book value of the collateral securing this mortgage was $946,000.	693,000	727,000

Mortgage payable to related party, an entity the owners of which include persons who are either our officers, directors or their family members, secured by first mortgage on real property and improvements, bearing interest at 5%, amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $4,900, with a balloon payment of approximately $398,000 in May, 2021. As of October 3, 2020, the net book value of the collateral securing this mortgage was $2,384,000.	423,000	451,000

Financed insurance premiums, secured by all insurance policies, bearing interest at 3.85% payable in monthly installments of principal and interest in the aggregate amount of $158,000 a month through November 30, 2020.	365,000	208,000

Mortgage payable to related party, an entity the owners of which include persons who are either our officers, directors or their family members, secured by first mortgage on real property and improvements, bearing interest at 5%, amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $6,000, with a balloon payment of approximately $484,000 due in April, 2021. As of October 3, 2020, the net book value of the collateral securing this mortgage was $1,599,000.	511,000	545,000

Mortgage payable to unrelated third party, secured by first mortgage on real property and improvements, bearing interest at 7½%, amortized over twenty (20) years, payable in monthly installments of principal and interest of approximately $7,300, with a final payment due in March, 2034. As of October 3, 2020, the net book value of the collateral securing this mortgage was $1,123,000.	743,000	768,000

Mortgage payable to related third party, secured by first mortgage on real property and improvements, bearing interest at 4%, amortized over eight (8) years, payable in monthly installments of principal and interest of approximately $3,000, with a final payment due in November, 2026. As of October 3, 2020, the net book value of the collateral securing this mortgage was $524,000.	197,000	228,000

Loans from an unrelated third party lender pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $10.0 million, (the “PPP Loans”), of which approximately $5.9 million was loaned to us and $4.1 million was loaned to 8 of the limited partnerships. The PPP Loans, which are in the form of Notes issued by each of the Borrowers, mature two years from the date of funding (dates ranging from May 5, 2022 to May 11, 2022) and bear interest at a rate of 1.00% per annum, payable monthly commencing approximately six months from the date of issuance of the Notes (issuance dates ranging from April 30, 2020 to May 6, 2020).	$10,036,000	—

Other	45,000	75,000

Less unamortized loan costs	(197,000)	(136,000)
	26,323,000	13,080,000
Less current portion	5,094,000	1,983,000
	$21,229,000	$11,097,000

Long-term debt at October 3, 2020 matures as follows:

2021	$5,094,000
2022	10,060,000
2023	3,240,000
2024	457,000
2025	479,000
Thereafter	7,190,000
$26,520,000
Less unamortized loan costs	(197,000)
$26,323,000

Prior to obtaining the PPP Loans, we were in compliance with the financial covenants contained in our loans with our unrelated third party institutional lender (the “Institutional Lender”) under which as of October 3, 2020, we owe in the aggregate, approximately $12,209,000 (the “Institutional Loans”). We determined that as of the end of the third quarter of our fiscal year 2020, we were not in compliance with our financial covenants contained in the Institutional Loans related to the Rent Adjusted Funded Debt to EBITDA Ratio because our consolidated debt during the third quarter of our fiscal year 2020 increased due to our repayment obligations under the PPP Loans (the “Covenant Breach’). Pursuant to the terms of the Institutional Loans, the Covenant Breach, grants the Institutional Lender the right to exercise certain remedies under the Institutional Loans, including the right to accelerate the indebtedness owed by us to the Institutional Lender thereunder. On August 10, 2020, we received a written waiver of the Covenant Breach from the Institutional Lender, which, among other things, waives the Covenant Breach through June 30, 2021. As of October 3, 2020, we are in compliance with the financial covenants contained in our loans with our Institutional Lender.

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

NOTE 13. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Construction Contracts

a. 2505 N. University Drive, Hollywood, Florida (Store #19)

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated architect for design and development services totaling $77,000 for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) which has been closed since October 2018 due to damages caused by a fire, of which $62,000 has been paid. Additionally, during the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work at this location totaling $1,618,000, (i) to connect the real property where this restaurant operated (Store #19) to city sewer and (ii) to construct a new building on the adjacent parcel of real property for the operation of a package liquor store. During our fiscal year 2020, we agreed to change orders to the agreement for additional construction services increasing the total contract price by $112,000 to $1,730,000, of which $-0- has been paid through October 3, 2020. Subsequent to the end of our fiscal year 2020, we agreed to additional change orders to the agreement for additional price by $28,000 to $1,757,000, of which $64,000 has been paid.

b. 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85)

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated design group for design and development services of our new location at 14301 W. Sunrise Boulevard, Sunrise, Florida 33323 (Store #85) for a total contract price of $122,000. During the first quarter of our fiscal year 2020, we agreed upon changes to the agreement for additional design and development services which had the effect of increasing the total contract price of the same by $18,000 to $140,000, of which $106,000 has been paid. Additionally, during the fourth quarter of our fiscal year 2020, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,236,000, of which $-0- has been paid through October 3, 2020. Subsequent to October 3, 2020, $111,000 has been paid.

NOTE 13. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Legal Matters

Our sale of alcoholic beverages subjects us to “dram shop” statutes, which allow an injured person to recover damages from an establishment that served alcoholic beverages to an intoxicated person. If we receive a judgment substantially in excess of our insurance coverage or if we fail to maintain our insurance coverage, our business, financial condition, operating results or cash flows could be materially and adversely affected. We currently have no “dram shop” claims pending.

We are a party to various other claims, legal actions and complaints arising in the ordinary course of our business. It is our opinion that all such matters are without merit or involve such amounts that an unfavorable disposition would not have a material adverse effect on our financial position or results of operations.

Leases

To conduct certain of our operations, we lease restaurant and package liquor store space in South Florida from unrelated third parties. Our leases have remaining lease terms of up to 10 years, some of which include options to renew and extend the lease terms for up to an additional 30 years. We presently intend to renew some of the extension options available to us and for purposes of computing the right-of-use assets and lease liabilities required by ASC 842, we have incorporated into all lease terms which may be extended, an additional term of the lesser of (i) the amount of years the lease may be extended; or (ii) 15 years.

Following adoption of ASC 842, common area maintenance and property taxes are not considered to be lease components.

The components of lease expense are as follows:

53 Weeks
Ended October 3, 2020
Operating Lease Expense, which is included in occupancy costs	$4,521,000

Supplemental balance sheet information related to leases as follows:

Classification on the Condensed Consolidated Balance Sheet	October 3, 2020

Assets
Finance lease assets	$4,749,000
Operating lease assets	22,150,000
$26,899,000

Liabilities
Finance current liabilities	$4,772,000
Operating current liabilities	3,116,000
Operating lease non-current liabilities	20,337,000

Weighted Average Remaining Lease Term:
Finance leases	0.42 Years
Operating leases	7.71 Years

Weighted Average Discount:
Finance leases	5.5%
Operating leases	5.5%

The following table outlines the minimum future lease payments for the next five years and thereafter:

For fiscal year	Operating Leases	Finance Leases
2021	$4,246,000	$4,881,000
2022	2,927,000
2023	2,942,000
2024	2,975,000
2025	2,957,000
Thereafter	14,131,000

Total lease payments (Undiscounted cash flows)	30,178,000	4,881,000
Less imputed interest	(6,772,000)	(109,000)
Total	$23,406,000	$4,772,000

Total rent expense for all of our operating leases was approximately $3,963,000 in our fiscal year 2019 and is included in “Occupancy Costs” in our accompanying consolidated statements of income. The total rent expense is comprised of the following:

2019

Minimum Base Rent	$3,149,000
Contingent Percentage Rent	814,000
Total	$3,963,000

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants during calendar year 2021, on November 9, 2020, we entered into a purchase agreement with our current rib supplier, whereby we agreed to purchase approximately $6,420,000 of baby back ribs during calendar year 2021 from this vendor at a fixed cost.

While we anticipate purchasing all of our rib supply from this vendor, we believe that several other alternative vendors are available, if necessary.

During the third quarter of our fiscal year 2020, we temporarily suspended the operation of the Flanigan’s Fish Company, LLC, a Florida limited liability company (“FFC”) due to the decrease in demand for imported fresh fish caused by restrictions placed upon the operation of our restaurants due to COVID-19, relying instead on outside fresh fish purveyors. The suspension of operations lasted approximately 5 ½ weeks, after which we resumed operations. As of October 3, 2020, FFC supplies certain of the fish to all of our restaurants. Since we hold the controlling interest of FFC, the balance sheet and operating results of this entity are consolidated into the accompanying financial statements of the Company, but eliminated upon consolidation. Sales and purchases of fish are recognized in restaurant food sales and restaurant and lounges (cost of merchandise sold), respectively, in the consolidated statements of income at the time of sale to the restaurant. In addition, the 49% of FFC owned by the unrelated third party is recognized as noncontrolling interest in our consolidated financial statements.

NOTE 13. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Purchase of Limited Partnership Interests

During our fiscal year 2020, we did not purchase any limited partnership interests. During our fiscal year 2019, we purchased from one limited partner (who is not an officer, director or family member of officers or directors) a limited partnership interest of 0.63% in a limited partnership which owns a restaurant, for a purchase price of $4,800.

Franchise Program

At October 3, 2020 and September 28, 2019, we were the franchisor of five units under franchise agreements. Of the five franchised stores, three are combination restaurant/package liquor stores and two are restaurants (one of which we operate). Four franchised stores are owned and operated by related parties as follows:

•       James G. Flanigan, our Chairman of the Board of Directors, Chief Executive Officer and President of the Company, and Michael B. Flanigan, a member of our Board of Directors and James G. Flanigan’s brother, are each a 35.24% owner of a company which has a franchise arrangement with us for the operation of a restaurant and adjacent package liquor store located in Coconut Grove, Florida (Store #18).

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

Under the franchise agreements, we provide guidance, advice and management assistance to the franchisees. In addition and for an additional annual fee of approximately $25,000, we also act as fiscal agent for the franchisees whereby we collect all revenues and pay all expenses and distributions. We also, from time to time, advance

NOTE 13. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Franchise Program (Continued)

funds on behalf of the franchisees for the cost of renovations. The resulting amounts receivable from and payable to these franchisees are reflected in the accompanying consolidated balance sheet as either an asset or a liability. We also agree to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. The franchise agreements provide for royalties to us of approximately 3% of gross restaurant sales and 1% of gross package liquor sales. During our fiscal years 2020 and 2019, we earned royalties of $666,000 and $751,000, respectively, from our related franchises. We are not currently offering or accepting new franchises.

Employment Agreements/Bonuses

As of October 3, 2020 and September 28, 2019, we had no employment agreements.

Our Board of Directors approved an annual performance bonus, with 14.75% of the corporate pre-tax net income, plus or minus non-recurring items, but before depreciation and amortization in excess of $650,000 paid to the Chief Executive Officer and 5.25% paid to other members of management. Bonuses for our fiscal years 2020 and 2019 amounted to approximately $933,000 and $1,444,000, respectively.

Our Board of Directors also approved an annual performance bonus, with 5% of the pre-tax net income before depreciation and amortization from our restaurants in excess of $1,875,000 and our share of the pre-tax net income before depreciation and amortization from the restaurants owned by the limited partnerships paid to the Chief Operating Officer and 5% paid to the Chief Financial Officer. Bonuses for our fiscal years 2020 and 2019 amounted to approximately $679,000 and $970,000, respectively.

Management Agreements

Deerfield Beach, Florida

Since January 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The management agreement was amortized on a straight-line basis over the life of the initial term of the agreement, ten (10) years. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant. During the third quarter of our fiscal year 2011, the term of the management agreement was extended through January 9, 2036. For the fiscal years ended October 3, 2020 and September 28, 2019, we generated $150,000 and $375,000 of revenue respectively, from providing these management services.

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

Interest Rate Swap Agreements

At October 3, 2020, we had two variable rate debt instruments outstanding that are impacted by changes in interest rates. The interest rate of both variable rate debt instruments is equal to the lender’s LIBOR Rate plus two and one-quarter percent (2.25%) per annum. The debt instruments further provide that the “LIBOR Rate” is a rate of interest equal to the British Bankers Association LIBOR Rate or successor thereto approved by the lender if the British Bankers Association is no longer making a LIBOR rate available. In January, 2013, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”). In December, 2016, we closed on a secured revolving line of credit which entitled us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”), which on December 28, 2017 converted to the term loan (the “Term Loan”).

NOTE 14. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

(Continued)

Interest Rate Swap Agreements (Continued)

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following two (2) interest rate swap agreements:

(i) One (1) interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at October 3, 2020, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(ii) The second interest rate swap agreement entered into in December, 2016, which became effective December 28, 2017, relates to the Credit Line (the “Line of Credit Swap”). The Line of Credit Swap requires us to pay interest for a five (5) year period, commencing December 28, 2017 at a fixed rate of 4.61% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at October 3, 2020, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

NOTE 15. COMMON STOCK

Treasury Stock

Purchase of Common Shares

During our fiscal years 2020 and 2019, we did not purchase any shares of our common stock. As of October 3, 2020, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors on May 17, 2007. Our current repurchase plan has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions, up to a purchase price of price of $15 per share.

NOTE 16. BUSINESS SEGMENTS

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for our fiscal years ended 2020 and 2019, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

NOTE 16. BUSINESS SEGMENTS (Continued)

	2020	2019
Operating Revenues:
Restaurants	$84,652,000	$94,290,000
Package stores	26,276,000	19,327,000
Other revenues	2,049,000	2,585,000
Total operating revenues	$112,977,000	$116,202,000
Income from Operations Reconciled to Income after Income Taxes and Net Income Attributable to Noncontrolling Interests:
Restaurants	$4,532,000	$8,965,000
Package stores	1,699,000	879,000
	6,231,000	9,844,000
Corporate expenses, net of other revenues	(3,320,000)	(3,528,000)
Income from Operations	2,911,000	6,316,000
Interest expense	(836,000)	(708,000)
Interest and Other Income	49,000	54,000
Insurance recovery, net of casualty loss	—	602,000
Income before provision for income taxes	$2,124,000	$6,264,000
Benefit (Provision) for Income Taxes	60,000	(887,000)
Net Income	2,184,000	5,377,000
Net Income Attributable to Noncontrolling Interests	(1,074,000)	(1,729,000)
Net Income Attributable to Flanigan’s Enterprises, Inc, Stockholders	$1,110,000	$3,648,000

Identifiable Assets:
Restaurants	$55,030,000	$31,077,000
Package store	13,771,000	10,540,000
	68,801,000	41,617,000
Corporate	43,683,000	27,138,000
Consolidated Totals	$112,484,000	$68,755,000

Capital Expenditures
Restaurants	$1,834,000	$3,464,000
Package stores	260,000	898,000
	2,094,000	4,362,000
Corporate	672,000	1,961,000
Total Capital Expenditures	$2,766,000	$6,323,000

Depreciation and Amortization:
Restaurants	$2,485,000	$2,373,000
Package stores	355,000	274,000
	2,850,000	2,647,000
Corporate	390,000	393,000
Total Depreciation and Amortization	$3,240,000	$3,040,000

NOTE 17. QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of our unaudited quarterly results of operations for the quarters in our fiscal years 2020 and 2019.

	Quarter Ended
	Dec. 28, 2019	March 28, 2020	June 27, 2020	Oct. 3, 2020

Revenues	$30,941,000	$30,128,000	$23,663,000	$28,245,000
Income from operations	1,231,000	1,517,000	(732,000)	895,000
Net income (loss) attributable to stockholders	494,000	648,000	(455,000)	423,000
Net income (loss) per share – basic and diluted	0.27	0.35	(0.24)	0.22
Weighted average common stock outstanding – basic and diluted	1,858,647	1,858,647	1,858,647	1,858,647

	Quarter Ended
	Dec. 29, 2018	March 30, 2019	June 29, 2019	Sept. 28, 2019

Revenues	$27,894,000	$29,736,000	$29,512,000	$29,060,000
Income from operations	655,000	1,890,000	1,944,000	1,827,000
Net income attributable to stockholders	743,000	1,021,000	968,000	916,000
Net income per share – basic and diluted	0.40	0.55	0.52	0.49
Weighted average common stock outstanding – basic and diluted	1,858,647	1,858,647	1,858,647	1,858,647

Quarterly operating results are not necessarily representative of our operations for a full year for various reasons including the seasonal nature of both the restaurant and package store segments.

NOTE 18. 401(k) PLAN

Effective July 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and matching contributions. During our fiscal years 2020 and 2019, we made discretionary contributions of $81,000 and $74,000, respectively.

NOTE 19. SUBSEQUENT EVENTS

Menu Price Increases

Effective November 29, 2020 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 1.83% annually and effective December 6, 2020 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 2.45% annually to offset higher food costs and higher overall expenses. Prior to these increases, we previously raised menu prices in the third quarter of our fiscal year 2019.

Exercise of Options to Purchase

North Lauderdale, Florida (“Flanigan’s Seafood Bar and Grill”/”Big Daddy’s Liquors”)

On October 7, 2014, we entered into an Amendment to Lease Agreement (the “Lease Amendment”) with a non-affiliated third party from whom we rent approximately 4,600 square feet of commercial space located at 5450 N. State Road 7, North Lauderdale, Florida where we operate a combination “Flanigan’s Seafood Bar and Grill” restaurant and “Big Daddy’s Liquors” package liquor store (Store #40). The Lease Amendment extended the term of the Lease Agreement until December 31, 2020 and granted us the option to purchase, (the “Option to Purchase”), the real property and improvements on December 31, 2020 for $1,200,000. During the fourth quarter of our fiscal year 2020 we exercised the Option to Purchase and closed on December 31, 2020. We paid all cash at closing.

Sunrise, Florida (“Flanigan’s Seafood Bar and Grill”)

During the second quarter of our fiscal year 2019, we entered into a Lease Agreement (the “Sunrise Lease Agreement”) with a non-affiliated third party to rent approximately 6,900 square feet of commercial space located at 14301 W. Sunrise Boulevard, Sunrise, Florida where, subject to certain conditions, we anticipate opening a new restaurant location. The Sunrise Lease Agreement grants us an option to purchase, (the “Option to Purchase”) the real property and improvements by February 28, 2021. During the third quarter of our fiscal year 2019, we assigned the Sunrise Lease Agreement, excluding the Option to Purchase, to a newly formed limited partnership. Subsequent to the end of our fiscal year 2020, we exercised the Option to Purchase and anticipate closing during the second quarter of our fiscal year 2021. We intend to pay all cash at closing.

General Liability Insurance; Excess Insurance

For the policy year beginning December 30, 2020, we bound general liability insurance with an unrelated third party insurance carrier which incorporates a deductible of $10,000 per occurrence for both us and the limited partnerships. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our deductible, up to a maximum aggregate of $2,000,000 per year. We were also able to bind excess liability insurance at a reasonable premium, whereby our excess insurance carrier is responsible for $10,000,000 coverage above our primary general liability insurance coverage. We are uninsured against liability claims in excess of $11,000,000 per occurrence and in the aggregate. Certain expenses incurred in defending a claim, including attorney's fees, are a part of our $10,000 deductible.

Property Insurance; Windstorm Insurance; Deductibles

For the policy year beginning December 30, 2020, our property insurance is a one (1) year policy with an unaffiliated third party insurance carrier, including coverage for properties leased by us and our consolidated limited partnerships, and provides for full insurance coverage for property losses, including those caused by windstorm, such as a hurricane. For property losses caused by windstorm, the property insurance has a fixed deductible of $100,000, plus 5% of all insured losses, per occurrence. For all other property losses, the property insurance has deductibles of $10,000 per location, per occurrence.

Financed Insurance Premiums

For the policy year commencing December 30, 2020, we financed the premiums on the following property, general liability, excess liability and terrorist policies, totaling approximately $1.94 million, which property, general liability, excess liability and terrorist insurance includes coverage for our franchises which are not included in our consolidated financial statements:

(i)       For the policy year beginning December 30, 2020, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers. The one (1) year general liability insurance premium is in the amount of $340,000;

(ii)        For the policy year beginning December 30, 2020, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers. The one (1) year general liability insurance premium is in the amount of $426,000;

(iii)       For the policy year beginning December 30, 2020, our automobile insurance is a one (1) year policy. The one (1) year automobile insurance premium is in the amount of $93,000;

(iv)       For the policy year beginning December 30, 2020, our property insurance is a one (1) year policy. The one (1) year property insurance premium is in the amount of $627,000;

(v)       For the policy year beginning December 30, 2020, our excess liability insurance is a one (1) year policy. The one (1) year excess liability insurance premium is in the amount of $443,000;

(vi)       For the policy year beginning December 30, 2020, our terrorist insurance is a one (1) year policy. The one (1) year terrorist insurance premium is in the amount of $5,000; and

(vii)      For the policy year beginning December 30, 2020, our equipment breakdown insurance is a one (1) year policy. The one (1) year equipment breakdown insurance premium is in the amount of $6,000.

Of the $1,940,000 annual premium amounts, which includes coverage for our franchises which are not included in our consolidated financial statements, we financed $1,776,000 through an unaffiliated third party lender. The finance agreement obligates us to repay the amounts financed together with interest at the rate of 2.45% per annum, over 11 months, with monthly payments of principal and interest, each in the amount of $164,000. The finance agreement is secured by a first priority security interest in all insurance policies, all unearned premium, return premiums, dividend payments and loss payments thereof.

Except as otherwise provided herein, subsequent events have been evaluated through the date these consolidated financial statements were issued and no other events required disclosure.