Form 10-Q
period 2021-01-02
FLANIGANS ENTERPRISES INC
filed 2021-02-22
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2021

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

Yes☐ No ☒

On February 22, 2021, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	---------Thirteen Weeks Ended--------
	January 2, 2021	December 28, 2019

REVENUES:
Restaurant food sales	$18,328	$18,742
Restaurant bar sales	4,443	5,891
Package store sales	8,011	5,707
Franchise related revenues	386	360
Rental income	187	194
Other operating income	25	47
	31,380	30,941

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	7,522	8,424
Package goods	5,851	4,139
Payroll and related costs	9,463	9,517
Occupancy costs	1,806	1,857
Selling, general and administrative expenses	5,468	5,773
	30,110	29,710
Income from Operations	1,270	1,231

OTHER INCOME (EXPENSE):
Interest expense	(279)	(204)
Interest and other income	12	12
Gain on sale of property and equipment	25	—
	(242)	(192)

Income before Benefit (Provision) for Income Taxes	1,028	1,039

Benefit (Provision) for Income Taxes	4	(118)

Net Income	1,032	921

Less: Net income attributable to noncontrolling interests	(252)	(427)

Net income attributable to Flanigan’s Enterprises, Inc. stockholders	$780	$494

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Continued)

	---------Thirteen Weeks Ended--------
	January 2, 2021	December 28, 2019

Net Income Per Common Share:
Basic and Diluted	$0.42	$0.27

Weighted Average Shares and Equivalent Shares Outstanding:
Basic and Diluted	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JANUARY 2, 2021 (UNAUDITED) AND OCTOBER 3, 2020

(in thousands)

ASSETS

	January 2, 2021	October 3, 2020

CURRENT ASSETS:

Cash and cash equivalents	$31,028	$29,922
Prepaid income taxes	27	74
Other receivables	520	681
Inventories	3,763	3,624
Prepaid expenses	2,685	2,207

Total Current Assets	38,023	36,508

Property and Equipment, Net	45,747	46,003
Construction in progress	1,577	981
	47,324	46,984

Right-of-use assets, finance leases	4,630	4,749
Right-of-use assets, operating leases	21,406	22,150
	26,036	26,899

Investment in Limited Partnership	852	621

OTHER ASSETS:

Liquor licenses	630	630
Deferred tax assets	403	352
Leasehold interests, net	178	200
Other	561	290

Total Other Assets	1,772	1,472

Total Assets	$114,007	$112,484

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JANUARY 2, 2021 (UNAUDITED) AND OCTOBER 3, 2020

(in thousands)

(Continued)

LIABILITIES AND EQUITY

	January 2, 2021	October 3, 2020

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$11,062	$9,238
Due to franchisees	3,111	3,142
Current portion of long-term debt	7,330	5,094
Finance lease liability, current	4,778	4,772
Operating lease liability, current	1,936	3,116
Total Current Liabilities	28,217	25,362

Long Term Debt, Net of Current Portion	19,574	21,229

Operating lease liabilities, non-current	19,870	20,337

Total Liabilities	67,661	66,928

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	39,628	38,848
Treasury stock, at cost, 2,338,995 shares at January 2, 2021 and 2,338,995 shares at October 3, 2020	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	40,211	39,431
Noncontrolling interests	6,135	6,125
Total equity	46,346	45,556

Total liabilities and equity	$114,007	$112,484

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

OF SHAREHOLDERS' EQUITY

(rounded to the nearest thousandth, except per share amount)

			Capital in
	Common Stock		Excess of	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, September 28, 2019	4,197,642	$420	$6,240	$37,738	2,338,995	$(6,077)	$6,208	$44,529

Net income				494			427	921
Distributions to noncontrolling interests							(432)	(432)

Balance, December 28, 2019	4,197,642	$420	$6,240	$38,232	2,338,995	$(6,077)	$6,203	$45,018

			Capital in
	Common Stock		Excess of	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, October 3, 2020	4,197,642	$420	$6,240	$38,848	2,338,995	$(6,077)	$6,125	$45,556

Net income				780			252	1,032
Distributions to noncontrolling interests							(242)	(242)

Balance, January 2, 2021	4,197,642	$420	$6,240	$39,628	2,338,995	$(6,077)	$6,135	$46,346

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED JANUARY 2, 2021 AND DECEMBER 28, 2019

(in thousands)

	January 2, 2021	December 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,032	$921
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	752	786
Amortization of leasehold interests	22	31
Amortization of finance lease right-of-use asset	119	—
Amortization of operating lease right-of-use asset	744	754
Finance lease interest expense	66	—
Gain on sale of property and equipment	(25)	—
Loss on abandonment of property and equipment	3	7
Amortization of deferred loan costs	10	9
Deferred income taxes	(51)	125
(Income) loss from unconsolidated limited partnership	—	(9)
Changes in operating assets and liabilities: (increase) decrease in
Other receivables	161	(51)
Prepaid income taxes	47	(7)
Inventories	(139)	(664)
Prepaid expenses	1,013	453
Other assets	(4)	391
Increase (decrease) in:
Accounts payable and accrued expenses	1,698	2,080
Operating lease liabilities	(1,647)	(430)
Due to franchisees	(31)	(968)
Net cash and cash equivalents provided by operating activities	3,770	3,428

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(498)	(803)
Purchase of construction in progress	(578)	(99)
Deposits on property and equipment	(296)	(411)
Proceeds from sale of fixed assets	35	7
Distributions from unconsolidated limited partnership	4	10
Investment in limited partnership	(235)	—
Net cash and cash equivalents used in investing activities	(1,568)	(1,296)

See accompanying notes to unaudited condensed consolidated financial statements.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED JANUARY 2, 2021 AND DECEMBER 28, 2019

(in thousands)

(Continued)

	January 2, 2021	December 28, 2019

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(794)	(648)
Proceeds from long term debt	—	4,398
Principal payments of finance leases	(60)	—
Distributions to limited partnerships’ noncontrolling interests	(242)	(432)

Net cash and cash equivalents provided by (used in) financing activities	(1,096)	3,318

Net Increase in Cash and Cash Equivalents	1,106	5,450

Beginning of Period	29,922	13,672

End of Period	$31,028	$19,122

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$279	$204
Income taxes	$61	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,365	$1,281
Purchase deposits transferred to property and equipment	$11	$29
Purchase deposits transferred to CIP	$18	$2
CIP transferred to property and equipment	$—	$700
Right-of-use assets and associated liabilities arising from adoption of ASC 842	$—	$27,822

See accompanying notes to unaudited condensed consolidated financial statements

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 2, 2021

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the thirteen weeks ended January 2, 2021 and December 28, 2019 are unaudited. Financial information as of October 3, 2020 has been derived from the audited financial statements of Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries, (the “Company”, “we”, “our”, “ours” and “us” as the context requires), but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 3, 2020. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 2 shows the amounts used in computing earnings per share and the effects on income. As of January 2, 2021 and December 28, 2019, no stock options were outstanding.

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Adopted

Effective September 29, 2019, we adopted Accounting Standards Codification 842, Leases (“ASC 842”). The new guidance requires that lease arrangements be presented on the lessee’s balance sheet by recording a right-of-use asset and a lease liability equal to the present value of the related future minimum

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: (Continued)

Adopted (Continued)

lease payments. We adopted the standard in the first quarter of fiscal 2020, using the modified retrospective approach. Upon adoption, the Company recorded a right-of-use asset of $27.8 million and a lease liability of $27.8 million. At October 1, 2020, the Company decreased the operating lease right-of-use asset by $2.6 million and the operating lease liability by $2.6 million with the reclassification of an operating lease to a finance lease due to the exercise of a purchase option during the first quarter of our fiscal year 2021. The Company recorded a finance lease right-of-use asset of $4.8 million and a finance lease liability of $4.8 million as of October 3, 2020.

We elected the transition package of practical expedients, under which the Company does not have to reassess (1) whether any expired or existing contracts are leases, or contain leases, (2) the lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. In addition, we made an accounting policy election to exclude leases with an initial term of 12 months or less from the balance sheet. This standard had a material impact on the Condensed Consolidated Balance Sheets due to the recording of a right-of-use asset and lease liability and on the Condensed Consolidated Statements of Income due to the escalations of rent in the extensions but did not have a material impact on the Condensed Consolidated Statement of Cash Flows.

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

(5) EXERCISE OF OPTIONS TO PURCHASE:

North Lauderdale, Florida (“Flanigan’s Seafood Bar and Grill”/”Big Daddy’s Liquors”)

On October 7, 2014, we entered into an Amendment to Lease Agreement (the “Lease Amendment”) with a non-affiliated third party from whom we rented approximately 4,600 square feet of commercial space located at 5450 N. State Road 7, North Lauderdale, Florida where we operate a combination “Flanigan’s Seafood Bar and Grill” restaurant and “Big Daddy’s Liquors” package liquor store (Store #40). The Lease Amendment extended the term of the Lease Agreement until December 31, 2020 and granted us the option to purchase, (the “Option to Purchase”), the real property and improvements through December 31, 2020 for $1,200,000. During the fourth quarter of our fiscal year 2020 we exercised the Option to Purchase and closed on the acquisition of the property on December 31, 2020. We paid all cash at closing.

Sunrise, Florida (“Flanigan’s Seafood Bar and Grill”)

During the second quarter of our fiscal year 2019, we entered into a Lease Agreement (the “Sunrise Lease Agreement”) with a non-affiliated third party to rent approximately 6,900 square feet of commercial space located at 14301 W. Sunrise Boulevard, Sunrise, Florida where, subject to certain conditions, we anticipate opening a new restaurant location. The Sunrise Lease Agreement grants us an option to purchase, (the “Option to Purchase”) the real property and improvements by February 28, 2021 for $4,800,000. During the third quarter of our fiscal year 2019, we assigned the Sunrise Lease Agreement, excluding the Option to Purchase, to a newly formed limited partnership. During the first quarter of our fiscal year 2021, we exercised the Option to Purchase and anticipate closing on the acquisition of the property during the second quarter of our fiscal year 2021. We intend to finance this acquisition with a loan from an unrelated third party lender.

(6) DEBT:

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

As of January 2, 2021, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $1,365,000, excluding coverage for our franchises (which is $411,000), which are not included in our consolidated financial statements.

(7) COMMITMENTS AND CONTINGENCIES:

Construction Contracts

a. 2505 N. University Drive, Hollywood, Florida (Store #19)

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated architect for design and development services totaling $77,000 for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) which has been closed since October 2018 due to damages caused by a fire, of which $62,000 has been paid. Additionally, during the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work at this location totaling $1,618,000, (i) to connect the real property where this restaurant operated (Store #19) to city sewer and (ii) to construct a new building on the adjacent parcel of real property for the operation of a package liquor store. During our fiscal year 2020 and the first quarter of our fiscal year 2021, we agreed to change orders to the agreement for additional construction services increasing the total contract price by $140,000 to $1,757,000, of which $64,000 of the total amount obligated has been paid through January 2, 2021.

b. 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85)

During the third quarter of our fiscal year 2019, we also entered into an agreement with a third party unaffiliated design group for design and development services of our new location at 14301 W. Sunrise Boulevard, Sunrise, Florida 33323 (Store #85) for a total contract price of $122,000. During our fiscal year 2020, we agreed upon amendments to the $122,000 Contract for additional design and development services which had the effect of increasing the total contract price by $18,000 to $140,000, of which $106,000 has been paid through January 2, 2021. Additionally, during the fourth quarter of our fiscal year 2020, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,236,000, of which $111,000 has been paid through January 2, 2021.

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

Following adoption of ASC 842, common area maintenance and property taxes are not considered to be lease components.

The components of lease expense are as follows:

	13 Weeks	13 Weeks
	Ended January 2, 2021	Ended December 28, 2019
Finance Lease Amortization	$119,000	$—
Finance Lease Expense, which is included in interest expense	66,000	—
Operating Lease Expense, which is included in occupancy costs	1,049,000	1,130,000
	$1,234,000	$1,130,000

Supplemental balance sheet information related to leases as follows:

Classification on the Condensed Consolidated Balance Sheet	January 2, 2021	December 28, 2019

Assets
Finance lease assets	$4,630,000	$—
Operating lease assets	21,406,000	27,068,000
	$26,036,000	$27,068,000

Liabilities
Finance current liabilities	$4,778,000	$—
Operating current liabilities	1,936,000	1,810,000
Operating lease non-current liabilities	$19,870,000	$25,585,000

Weighted Average Remaining Lease Term:
Finance leases	0.17 Years	—
Operating leases	7.46 Years	9.08 Years

Weighted Average Discount:
Finance leases	5.5%	—
Operating leases	5.5%	5.5%

The following table outlines the minimum future lease payments for the next five years and thereafter:

For fiscal year 2021	Operating	Finance	For fiscal year 2020	Operating	Finance
2021 (nine (9) months)	$2,329,000	$4,821,000	2020 (nine (9) months)	$2,437,000	$—
2022	2,928,000	—	2021	4,466,000	—
2023	2,942,000	—	2022	3,172,000	—
2024	2,975,000	—	2023	3,193,000	—
2025	2,957,000	—	2024	3,234,000	—
Thereafter	14,131,000	—	Thereafter	19.942,000	—

Total lease payments			Total lease payments
(Undiscounted cash flows)	28,262,000	4,821,000	(Undiscounted cash flows)	36,444,000	—
Less imputed interest	(6,456,000)	(43,000)	Less imputed interest	(9,049,000)	—
Total	$21,806,000	$4,778,000	Total	$27,395,000	$—

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

(8) CORONAVIRUS PANDEMIC:

In March 2020, a novel strain of coronavirus was declared a global pandemic and a National Public Health Emergency. The novel coronavirus pandemic and related “shelter-in-place” orders and other governmental mandates relating thereto (collectively, “COVID-19”) adversely affected and will, in all likelihood continue to adversely affect, our restaurant operations and financial results for the foreseeable future. Throughout the first quarter of our fiscal year 2021, in accordance with guidance from health officials, we have offered both indoor and outdoor food and bar options at all of our restaurants, with, among other precautions appropriate social distancing and mask requirements for all customers and employees.

During the third quarter of our fiscal year 2020, we, certain of the entities owning the limited partnership stores (the “LP’s”), franchised stores (the “Franchisees”) as well as the store we manage but do not own (the “Managed Store”), (collectively, the “Borrowers”), applied for and received loans from an unrelated third party lender pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $13.1 million, (the “PPP Loans”), of which approximately: (i) $5.9 million was loaned to us; (ii) $4.1 million was loaned to 8 of the LP’s; (iii) $2.6 million was loaned to 5 of the Franchisees; and (iv) $0.5 million was loaned to the Managed Store. The PPP Loans to the Franchisees and the Managed Store are not included in the debt of our consolidated financial statements. Under the terms of the PPP Loans, up to the entire amount of principal and accrued interest may be forgiven to the extent the proceeds of the PPP Loans are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. Subsequent to the end of the first quarter of our fiscal year 2021, we have begun applying for forgiveness under the PPP Loans. With respect to any portion of any of the PPP Loans that is not forgiven under the terms of the PPP Loans, such amounts will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the applicable PPP Note and cross-defaults on any other loan with the Lender or other creditors. No assurance can be given that the Borrowers will obtain forgiveness of the PPP Loans in whole or in part.

(9) BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks ended January 2, 2021 and December 28, 2019, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

	(in thousands)
	Thirteen Weeks Ending January 2, 2021	Thirteen Weeks Ending December 28, 2019
Operating Revenues:
Restaurants	$22,771	$24,633
Package stores	8,011	5,707
Other revenues	598	601
Total operating revenues	$31,380	$30,941

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$1,180	$1,735
Package stores	715	383
	1,895	2,118
Corporate expenses, net of other revenues	(625)	(887)
Income from Operations	1,270	1,231
Interest expense	(279)	(204)
Interest and Other income	12	12
Gain on sale of property and equipment	25	—
Income Before Benefit (Provision) for Income Taxes	$1,028	$1,039
Benefit (Provision) for Income Taxes	4	(118)
Net Income	1,032	921
Net Income Attributable to Noncontrolling Interests	(252)	(427)
Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders	$780	$494

Depreciation and Amortization:
Restaurants	$593	$635
Package stores	89	84
	682	719
Corporate	92	98
Total Depreciation and Amortization	$774	$817

Capital Expenditures:
Restaurants	$764	$701
Package stores	113	103
	877	804
Corporate	228	129
Total Capital Expenditures	$1,105	$933

	January 2,	October 3,
	2021	2020
Identifiable Assets:
Restaurants	$54,034	$55,030
Package store	13,349	$13,771
	67,383	68,801
Corporate	46,624	43,683
Consolidated Totals	$114,007	$112,484

(10) SUBSEQUENT EVENTS:

Extension of Lease for Existing Location

Pinecrest, Florida

Subsequent to the end of the first quarter of our fiscal year 2021, the lease with an unrelated third party for the restaurant owned by our limited partnership and located at 11415 S. Dixie Highway, Pinecrest, Florida (Store #13) was extended through January 31, 2031 with one (1) five (5) year renewal option. The fixed annual rental was reduced by 7½% and the fixed annual rental increases were reduced to 2% from 3% for the first seven (7) years, otherwise the extended lease is on the same terms and conditions, including fixed annual rental increases and continued percentage rent.

Construction Contracts

Miramar, Florida (“Flanigan’s Seafood Bar and Grill”)

During fourth quarter of our fiscal year 2019, we entered into a Lease Agreement with a non-affiliated third party for the lease of a restaurant location in a shopping center at 11225 Miramar Parkway, #250, Miramar, Florida 33024 (Store #25). The shopping center is currently in the developmental stage and the Lease Agreement is still contingent upon our receipt of delivery of the leased premises by August 28, 2021. Subsequent to the end of the first quarter of our fiscal year 2021, we entered into an Architectural Professional Services Agreement with a third-party unaffiliated architect for design and development services for this new location (Store #25) for a total contract price of $73,850, of which $44,300 has been paid subsequent to the end of the first quarter of our fiscal year 2021.

Miramar, Florida (“Big Daddy’s Wine and Liquors”)

During fourth quarter of our fiscal year 2019, we entered into a Lease Agreement with a non-affiliated third party for the lease of a retail package liquor store location in a shopping center at 11225 Miramar Parkway, #245, Miramar, Florida 33024 (Store #24). The shopping center is currently in the developmental stage and the Lease Agreement is still contingent upon our receipt of delivery of the leased premises by August 28, 2021. Subsequent to the end of the first quarter of our fiscal year 2021, we entered into an Architectural Professional Services Agreement with a third-party unaffiliated architect for design and development services for this new location (Store #24) for a total contract price of $18,650, of which $11,190 has been paid subsequent to the end of the first quarter of our fiscal year 2021.

Subsequent events have been evaluated through the date these consolidated financial statements were issued and except as disclosed herein, no other events required disclosure.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING LOOKING FORWARD STATEMENTS

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipates, appears, expects, trends, intends, hopes, plans, believes, seeks, estimates, may, will,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to the effect of the novel coronavirus pandemic and related “shelter-in-place” orders and other governmental mandates (“COVID 19”), customer demand and competitive conditions. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our periodic reports, including our Annual Report on Form 10-K for the fiscal year ended October 3, 2020. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

OVERVIEW

As of January 2, 2021, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries (“we”, “our”, “ours” and “us” as the context requires), (i) operates 27 units, consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and (ii) franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurants/package liquor stores. The table below provides information concerning the type (i.e. restaurant, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of January 2, 2021 and as compared to December 28, 2019. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine  & Liquors”.

Types of Units	January 2, 2021	October 3, 2020	December 28, 2019
Company Owned: Combination package and restaurant	3	3	3	(1)
Restaurant only	7	7	7
Package store only	7	7	7

Company Operated Restaurants Only:
Limited Partnerships	8	8	8
Franchise	1	1	1
Unrelated Third Party	1	1	1

Total Company Owned/Operated Units	27	27	27
Franchised Units	5	5	5	(2)

Notes:

(1) During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) was damaged by a fire which has caused it to be closed since the first quarter of our fiscal year 2019. Store #19 remains closed through January 2, 2021.

(2) We operate a restaurant for one (1) franchisee. This unit is included in the table both as a franchised restaurant, as well as a restaurant operated by us.

In March 2020, a novel strain of coronavirus was declared a global pandemic and a National Public Health Emergency. The novel coronavirus pandemic and related “shelter-in-place” orders and other governmental mandates relating thereto (collectively, “COVID-19”) adversely affected and will, in all likelihood continue to adversely affect, our restaurant operations and financial results for the foreseeable future. Throughout the first quarter of our fiscal year 2021, in accordance with guidance from health officials, we have offered both indoor and outdoor food and bar options at all of our restaurants, with, among other precautions appropriate social distancing and mask requirements for all customers and employees.

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method of accounting. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of January 2, 2021, all limited partnerships have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	January 2, 2021		December 28, 2019
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$18,328	59.54	$18,742	61.77
Restaurant bar sales	4,443	14.43	5,891	19.42
Package store sales	8,011	26.03	5,707	18.81

Total Sales	$30,782	100.00	$30,340	100.00

Franchise related revenues	386		360
Rental income	187		194
Other operating income	25		47

Total Revenue	$31,380		$30,941

Comparison of Thirteen Weeks Ended January 2, 2021 and December 28, 2019.

Revenues. Total revenue for the thirteen weeks ended January 2, 2021 increased $439,000 or 1.42% to $31,380,000 from $30,941,000 for the thirteen weeks ended December 28, 2019 due primarily to increased package liquor store sales and increased menu prices, offset by a decrease in restaurant traffic due to COVID-19. Effective November 29, 2020 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 1.83% annually and effective December 6, 2020 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 2.45% annually to offset higher food costs and higher overall expenses, (the “2020 Prices Increases”). Prior to these increases, we previously raised menu prices in the third quarter of our fiscal year 2019. We expect that Store #19 (2505 N. University Drive, Hollywood, Florida) will remain closed during our fiscal year 2021 due to damages caused by a fire in October 2018 and accordingly do not expect to generate any revenue from it.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $18,328,000 for the thirteen weeks ended January 2, 2021 as compared to $18,742,000 for the thirteen weeks ended December 28, 2019. The decrease in restaurant food sales for the thirteen weeks ended January 2, 2021 as compared to restaurant food sales during the thirteen weeks ended December 28, 2019 is attributable to the negative effects of COVID-19 on our operations, partially offset by the 2020 Price Increases. Comparable weekly restaurant food sales (for restaurants open for all of the first quarter of our fiscal year 2021 and the first quarter of our fiscal year 2020, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirteen weeks ended January 2, 2021 and December 28, 2019 due to a fire on October 2, 2018) and eight restaurants owned by affiliated limited partnerships) was $1,401,000 and $1,432,000 for the thirteen weeks ended January 2, 2021 and December 28, 2019, respectively, a decrease of 2.16%. Comparable weekly restaurant food sales for Company owned restaurants only was $681,000 and $721,000 for the first quarter of our fiscal year 2021 and the first quarter of our fiscal year 2020, respectively, a decrease of 5.55%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $720,000 and $711,000 for the first quarter of our fiscal year 2021 and the first quarter of our fiscal year 2020, respectively, an increase of 1.27%.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $4,443,000 for the thirteen weeks ended January 2, 2021 as compared to $5,891,000 for the thirteen weeks ended December 28, 2019. The decrease in restaurant bar sales during the thirteen weeks ended January 2, 2021 is primarily due to the negative effects of COVID-19 on our operations, partially offset by the 2020 Price Increases. Comparable weekly restaurant bar sales (for restaurants open for all of the first quarter of our fiscal year 2021 and the first quarter of our fiscal year 2020, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirteen weeks ended January 2, 2021 and December 28, 2019 due to a fire on October 2, 2018), and eight restaurants owned by affiliated limited partnerships) was $342,000 for the thirteen weeks ended January 2, 2021 and $453,000 for the thirteen weeks ended December 28, 2019, a decrease of 24.50%. Comparable weekly restaurant bar sales for Company owned restaurants only was $141,000 and $207,000 for the first quarter of our fiscal year 2021 and the first quarter of our fiscal year 2020, respectively, a decrease of 31.88%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $201,000 and $246,000 for the first quarter of our fiscal year 2021 and the first quarter of our fiscal year 2020, respectively, a decrease of 18.29%.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $8,011,000 for the thirteen weeks ended January 2, 2021 as compared to $5,707,000 for the thirteen weeks ended December 28, 2019, an increase of $2,304,000. This increase was primarily due to increased package liquor store traffic due to what appears to be an increased demand for package liquor store products resulting from COVID-19 during the first quarter of our fiscal year 2021 and the fact that New Year’s Day 2021 occurred during the first quarter of our fiscal year 2021, while New Year’s Day 2020 occurred during the second quarter of our fiscal year 2020. The weekly average of same store package liquor store sales, which includes nine (9) Company-owned package liquor stores, (excluding Store #19, which was closed for our fiscal years 2021 and 2020 due to a fire on October 2, 2018, but includes Store #45, which opened for business on October 10, 2019), was $616,000 and $439,000 for our fiscal years 2021 and 2020 respectively, an increase of 40.32%.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended January 2, 2021 increased $400,000 or 1.34% to $30,110,000 from $29,710,000 for the thirteen weeks ended December 28, 2019. The increase was primarily due to an expected general increase in food costs, offset by actions taken by management to reduce and/or control costs. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2021 for the same reasons. Operating costs and expenses decreased as a percentage of total sales to approximately 95.95% in the first quarter of our fiscal year 2021 from 96.02% in the first quarter of our fiscal year 2020.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended January 2, 2021 decreased to $15,249,000 from $16,209,000 for the thirteen weeks ended December 28, 2019. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 66.97% for the thirteen weeks ended January 2, 2021 and 65.80% for the thirteen weeks ended December 28, 2019. Gross profit margin for restaurant food and bar sales increased during the first quarter of our fiscal year 2021 when compared to the first quarter of our fiscal year 2020 due to, among other things, the inclusion of a 10% take-out charge on restaurant food sales and the 2020 Price Increases, offset by the negative effects of COVID-19 on our restaurant operations as well as higher food costs.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended January 2, 2021 increased to $2,160,000 from $1,568,000 for the thirteen weeks ended December 28, 2019, due primarily to increased package liquor store traffic which we believe has been caused by COVID-19. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 26.96% for the thirteen weeks ended January 2, 2021 and 27.48% for the thirteen weeks ended December 28, 2019.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended January 2, 2021 decreased $54,000 or 0.57% to $9,463,000 from $9,517,000 for the thirteen weeks ended December 28, 2019. Payroll and related costs for the thirteen weeks ended January 2, 2021 were stable, notwithstanding higher costs for employees such as cooks. Payroll and related costs as a percentage of total sales was 30.16% in the first quarter of our fiscal year 2021 and 30.76% of total sales in the first quarter of our fiscal year 2020.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold purchases and rent expense associated with operating lease liabilities under ASC 842) for the thirteen weeks ended January 2, 2021 decreased $51,000 or 2.75% to $1,806,000 from $1,857,000 for the thirteen weeks ended December 28, 2019. We anticipate that our occupancy costs will remain stable throughout the balance of our fiscal year 2021.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended January 2, 2021 decreased $305,000 or 5.28% to $5,468,000 from $5,773,000 for the thirteen weeks ended December 28, 2019. Selling, general and administrative expenses decreased as a percentage of total sales in the first quarter of our fiscal year 2021 to 17.42% as compared to 18.66% in the first quarter of our fiscal year 2020. We anticipate that our selling, general and administrative expenses will increase throughout the balance of our fiscal year 2021 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization for the thirteen weeks ended January 2, 2021 decreased $43,000 or 5.26% to $774,000 from $817,000 for the thirteen weeks ended December 28, 2019. As a percentage of total revenue, depreciation expense was 2.47% of revenue for the thirteen weeks ended January 2, 2021 and 2.64% of revenue in the thirteen weeks ended December 28, 2019.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended January 2, 2021 increased $75,000 to $279,000 from $204,000 for the thirteen weeks ended December 28, 2019. Interest expense, net, increased for the thirteen weeks ended January 2, 2021 due to our borrowing of an additional $4.5 million during the first quarter of our fiscal year 2020 on the re-financing by our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, of its mortgage loan with an unrelated third party lender, increasing the principal amount borrowed from $2.72 million to $7.21 million, our borrowing of an additional approximately $10.0 million during the third quarter of our fiscal year 2020 on our PPP Loans and the interest expense from the financed lease. Interest expense, net, will increase throughout the balance of our fiscal year 2021 due to our borrowing of an additional $10.0 million during the third quarter of our fiscal year 2020 on our PPP Loans, if not forgiven.

Income Taxes. Income taxes for the thirteen weeks ended January 2, 2021 was a benefit of $4,000 and an expense of $118,000 for the thirteen weeks ended December 28, 2019. Income taxes for the thirteen weeks ended January 2, 2021 was a benefit of $4,000 which represents the net difference in the deferred tax assets plus the current state income tax expense.

Net Income. Net income for the thirteen weeks ended January 2, 2021 increased $111,000 or 12.05% to $1,032,000 from $921,000 for the thirteen weeks ended December 28, 2019. Net income for the thirteen weeks ended January 2, 2021 increased when compared to net income for the thirteen weeks ended December 28, 2019 primarily due to increased revenue at our retail package liquor stores, the 2020 Price Increases and the fluctuation in the tax provision, offset by the negative effects of COVID-19 on our operations, higher food costs and overall expenses. As a percentage of sales, net income for the thirteen weeks ended January 2, 2021 was 3.29%, as compared to 2.98% for the thirteen weeks ended December 28, 2019.

Net Income Attributable to Stockholders. Net income for the thirteen weeks ended January 2, 2021 increased $286,000 or 57.89% to $780,000 from $494,000 for the thirteen weeks ended December 28, 2019. Net income attributable to stockholders for the thirteen weeks ended January 2, 2021 increased when compared to the thirteen weeks ended December 28, 2019 primarily due to increased revenue at our retail package liquor stores, the 2020 Price Increases and the fluctuation in the tax provision, offset by the negative effects of COVID-19 on our operations, higher food costs and overall expenses. As a percentage of sales, net income for the thirteen weeks ended January 2, 2021 was 2.49%, as compared to 1.60% for the thirteen weeks ended December 28, 2019.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to advance pre-opening costs, including but not limited to pre-opening rent for the new locations. During the first quarter of our fiscal year 2021, we had one new restaurant location in Sunrise, Florida in the development stage. During the fourth quarter of our fiscal year 2019, we entered leases for two spaces adjacent to each other, to house a new “Flanigan’s Seafood Bar and Grill” as well as a “Big Daddy’s Wine and Liquors” in a shopping center in Miramar, Florida, which shopping center is currently under construction as well as lease.

Menu Price Increases and Trends

During the first quarter of our fiscal year 2021, we increased menu prices for our bar offerings (effective November 29, 2020) to target an increase to our bar revenues of approximately 1.83% annually and we increased menu prices for our food offerings (effective December 6, 2020) to target an increase to our food revenues of approximately 2.45% annually to offset higher food costs and higher overall expenses. Prior to these increases, we previously raised menu prices in the third quarter of our fiscal year 2019.

COVID-19 has and will continue to materially and adversely affect our restaurant business for what may be a prolonged period of time. This damage and disruption has resulted from events and factors that were impossible for us to predict and are beyond our control. As a result, COVID-19 has materially adversely affected our results of operations during the first quarter of our fiscal year 2021 and will, in all likelihood, impact our results of operations, liquidity and/or financial condition throughout the remainder of our fiscal year 2021. The extent to which our restaurant business may be adversely impacted and its effect on our operations, liquidity and/or financial condition cannot be accurately predicted.

We are not actively searching for locations for the operation of new package liquor stores, but during the fourth quarter of our fiscal year 2019, we entered a lease to house a new “Big Daddy’s Wine & Liquors” package liquor store in space adjacent to where we are planning a new “Flanigan’s Seafood Bar and Grill”, restaurant in a shopping center in Miramar, Florida, which shopping center is currently under construction.

Liquidity and Capital Resources

We fund our operations through cash from operations and borrowings from third parties. As of January 2, 2021, we had cash of approximately $31,028,000, an increase of $1,106,000 from our cash balance of $29,922,000 as of October 3, 2020. During the first quarter of our fiscal year 2021, we closed on our purchase of the real property and improvements located at 5450 N. State Road 7, North Lauderdale, Florida where we operate a combination “Flanigan’s Seafood Bar and Grill” restaurant and “Big Daddy’s Liquors” package liquor store (Store #40) and paid $1,200,000 cash at closing. During the third quarter of our fiscal year 2020, we, certain of the entities owning the limited partnership stores (the “LP’s”), franchised stores (the “Franchisees”) as well as the store we manage but do not own (the “Managed Store”) (collectively, the “Borrowers”), applied for and received loans from an unrelated third party lender (the “Lender”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $13.1 million (the “PPP Loans”), of which approximately: (i) $5.9 million was loaned to us; (ii) $4.1 million was loaned to 8 of the LP’s; (iii) $2.6 million was loaned to 5 of the Franchisees; and (iv) $0.5 million was loaned to the Managed Store. During the first quarter of our fiscal year 2020, our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, re-financed its mortgage loan with an unrelated third party lender, increasing the principal amount borrowed from $2.72 million to $7.21 million.

The PPP Loans, which are in the form of Notes issued by each of the Borrowers, mature two years from the date of funding (dates ranging from May 5, 2022 to May 11, 2022) and bear interest at a rate of 1.00% per annum, payable monthly commencing approximately twelve months from the date of issuance of the Notes (issuance dates ranging from April 30, 2020 to May 6, 2020). The Notes may be prepaid by the applicable Borrower at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loans are available to the respective Borrower to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, including rent and interest on mortgages and other debt obligations incurred before February 15, 2020. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent the proceeds of the PPP Loans are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. Subsequent to the end of the first quarter of our fiscal year 2021, we began applying for forgiveness under our PPP Loans. No assurance can be given that the Borrowers will obtain forgiveness of the PPP Loan in whole or in part.

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

Cash Flows

The following table is a summary of our cash flows for the first thirteen weeks of fiscal years 2021 and 2020.

	---------Thirteen Weeks Ended--------
	January 2, 2021	December 28, 2019
	(in thousands)

Net cash provided by operating activities	$3,770	$3,428
Net cash used in investing activities	(1,568)	(1,296)
Net cash provided by (used in) financing activities	(1,096)	3,318

Net Increase in Cash and Cash Equivalents	1,106	5,450

Cash and Cash Equivalents, Beginning	29,922	13,672

Cash and Cash Equivalents, Ending	$31,028	$19,122

We did not declare or pay a cash dividend on our capital stock in the first quarter of our fiscal year 2021 or the first quarter of our fiscal year 2020. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash generated from operations and borrowings to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During the thirteen weeks ended January 2, 2021, we acquired property and equipment and construction in progress of $1,105,000, (of which $11,000 was deposits recorded in other assets and $18,000 was purchase deposits transferred to construction in process as of October 3, 2020), including $89,000 for renovations to three (3) Company owned restaurants. During the thirteen weeks ended December 28, 2019, we acquired property and equipment and construction in progress of $933,000, (of which $29,000 was deposits recorded in other assets and $2,000 was purchase deposits transferred to construction in process as of September 28, 2019), including $295,000 for renovations to two (2) limited partnership owned restaurants and three (3) Company owned restaurants.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2021 to be approximately $950,000, excluding construction/renovations to Store #19 (our combination package liquor store and restaurant which is being rebuilt due to damages caused by a fire) and Store #85 (our Sunrise, Florida restaurant location in development), which funds will be provided from operations.

Long Term Debt

As of January 2, 2021, we had long term debt of $26,904,000, as compared to $18,120,000 as of December 28, 2019, and $26,323,000 as of October 3, 2020. Our long term debt increased as of January 2, 2021 as compared to October 3, 2020 due to $1,365,000 for financed insurance premiums, less any payments made on account thereof. As of January 2, 2021, we are in compliance with the covenants of all loans with our lender.

Construction Contracts

a. 2505 N. University Drive, Hollywood, Florida (Store #19)

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated architect for design and development services totaling $77,000 for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) which has been closed since October 2018 due to damages caused by a fire, of which $62,000 has been paid. Additionally, during the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work at this location totaling $1,618,000, (i) to connect the real property where this restaurant operated (Store #19) to city sewer and (ii) to construct a new building on the adjacent parcel of real property for the operation of a package liquor store. During our fiscal year 2020 and the first quarter of our fiscal year 2021, we agreed to change orders to the agreement for additional construction services increasing the total contract price by $140,000 to $1,757,000, of which $64,000 of the total amount obligated has been paid through January 2, 2021 and of which $69,000 of the total amount obligated has been paid subsequent to January 2, 2021 and of which $69,000 of the total amount obligated has been paid subsequent to January 2, 2021.

b. 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85)

During the third quarter of our fiscal year 2019, we also entered into an agreement with a third party unaffiliated design group for design and development services of our new location at 14301 W. Sunrise Boulevard, Sunrise, Florida 33323 (Store #85) for a total contract price of $122,000. During our fiscal year 2020, we agreed upon amendments to the $122,000 Contract for additional design and development services which had the effect of increasing the total contract price by $18,000 to $140,000, of which $106,000 has been paid through January 2, 2021. Additionally, during the fourth quarter of our fiscal year 2020, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,236,000, of which $111,000 has been paid through January 2, 2021.

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended January 2, 2021, December 28, 2019 and our fiscal year ended October 3, 2020.

Item	Jan. 2, 2021	Dec. 28, 2019	Oct. 3, 2020
	(in Thousands)

Current Assets	$38,023	$26,709	$36,508
Current Liabilities	28,217	17,239	25,362
Working Capital	$9,806	$9,470	$11,146

Our working capital increased during our fiscal quarter ended January 2, 2021 from our working capital for our fiscal quarter ended December 28, 2019 due to the cash received from (i) the PPP Loan to us of $5.9 million; and (ii) the PPP Loans to our eight limited partnerships of $4.1 million.

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that our cash on hand, positive cash flow from operations and borrowed funds will adequately fund operations, debt reductions and planned capital expenditures throughout our fiscal year 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of January 2, 2021 held no equity securities.

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

At January 2, 2021, we had two variable rate debt instruments outstanding that are impacted by changes in interest rates. The interest rate of both variable rate debt instruments is equal to the lender’s LIBOR Rate plus two and one-quarter percent (2.25%) per annum. The debt instruments further provide that the “LIBOR Rate” is a rate of interest equal to the British Bankers Association LIBOR Rate or successor thereto approved by the lender if the British Bankers Association is no longer making a LIBOR rate available. In January 2013, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”). In December 2016, we closed on a secured revolving line of credit which entitled us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”), which on December 28, 2017 converted to a term loan (the “Term Loan”).

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third-party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following two (2) interest rate swap agreements:

(i)        The first interest rate swap agreement entered into in January 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at January 2, 2021, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(ii)        The second interest rate swap agreement entered into in December 2016 and became effective December 28, 2017, relates to the Term Loan (the “Term Loan Swap”). The Term Loan Swap requires us to pay interest for a five (5) year period at a fixed rate of 4.61% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at January 2, 2021, the interest rate swap agreement is an effective hedging agreement and the fair value was not material

At January 2, 2021, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

As of January 2, 2021, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934) . Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of January 2, 2021.

Material Weakness in Internal Control Over Financial Reporting

During the first quarter of our fiscal year 2021, we identified a material weakness in internal control related to our effectiveness in distinguishing between an operating lease and a finance lease for purposes of applying Accounting Standards Codification 842, Leases (“ASC 842”). We adopted ASC 842 on September 29, 2019.

We have not identified any material misstatements to our previously issued financial statements.

Remediation Measures

To address the material weakness described above we have been implementing and continue to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated and that such controls are designed, implemented and operating effectively. The remediation actions include (i) developing a training program for our accounting personnel designed to ensure that they have the relevant expertise related to the application of ASC 842; (ii) developing and maintaining documentation relating to ASC 842 to promote knowledge transfer when changes occur in personnel; (iii) implementing a management review plan to monitor the impact of ASC 842 with focus on our financial reporting processes; and (iv) reporting on the remediation measures to the Audit Committee and the Board of Directors.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, except for the material weakness identified during the quarter ended January 2, 2021, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” on page 12 of this Report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended October 3, 2020 for a discussion of other legal proceedings resolved in prior years.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirteen weeks ended January 2, 2021 and December 28, 2019, we did not purchase any shares of our common stock. As of January 2, 2021, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

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

FLANIGAN'S ENTERPRISES, INC.

Date: February 22, 2021	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)