Form 10-Q
period 2021-04-03
FLANIGANS ENTERPRISES INC
filed 2021-05-21
CIK 12040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2021

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

Yes ☐ No ☒

On May 20, 2021, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

LIST XBRL DOCUMENTS

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020

REVENUES:
Restaurant food sales	$20,689	$18,213	$39,017	$36,955
Restaurant bar sales	5,050	5,315	9,493	11,206
Package store sales	7,830	6,027	15,841	11,734
Franchise related revenues	422	307	808	667
Rental income	226	209	413	403
Other operating income	140	57	165	104
	34,357	30,128	65,737	61,069

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	8,462	7,900	15,984	16,324
Package goods	5,668	4,326	11,519	8,465
Payroll and related costs	10,464	9,152	19,927	18,669
Occupancy costs	1,602	1,853	3,408	3,710
Selling, general and administrative expenses	5,368	5,380	10,836	11,153
	31,564	28,611	61,674	58,321
Income from Operations	2,793	1,517	4,063	2,748

OTHER INCOME (EXPENSE):
Interest expense	(248)	(198)	(527)	(402)
Interest and other income	19	13	31	25
Gain on forgiveness of PPP loans	3,653	—	3,653	—
Gain on sale of property and equipment	8	—	33	—
	3,432	(185)	3,190	(377)

Income before Provision for Income Taxes	6,225	1,332	7,253	2,371

Benefit (Provision) for Income Taxes	(533)	88	(529)	(30)

Net Income	5,692	1,420	6,724	2,341

Less: Net income attributable to noncontrolling interests	(3,241)	(772)	(3,493)	(1,199)

Net Income attributable to stockholders	$2,451	$648	$3,231	$1,142

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Continued)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020

Net Income Per Common Share:
Basic and Diluted	$1.32	$0.35	$1.74	$0.61

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,858,647	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 3, 2021 (UNAUDITED) AND OCTOBER 3, 2020

(in thousands)

ASSETS

	April 3, 2021	October 3, 2020

CURRENT ASSETS:

Cash and cash equivalents	$32,628	$29,922
Prepaid income taxes	349	74
Other receivables	497	681
Inventories	4,172	3,624
Prepaid expenses	2,593	2,207

Total Current Assets	40,239	36,508

Property and Equipment, Net	50,615	46,003
Construction in Progress	1,846	981
	52,461	46,984

Right-of-use assets, finance leases	—	4,749
Right-of-use assets, operating leases	26,679	22,150
	26,679	26,899

Investment in Limited Partnership	1,017	621

OTHER ASSETS:

Liquor licenses	630	630
Deferred tax asset	—	352
Leasehold purchases, net	157	200
Other	339	290

Total Other Assets	1,126	1,472

Total Assets	$121,522	$112,484

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 3, 2021 (UNAUDITED) AND OCTOBER 3, 2020

(in thousands)

(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	April 3, 2021	October 3, 2020

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$10,074	$9,238
Income taxes payable	166	—
Due to franchisees	4,329	3,142
Current portion of long term debt	6,923	5,094
Finance lease liability, current	—	4,772
Operating lease liability, current	1,825	3,116

Total Current Liabilities	23,317	25,362

Long Term Debt, Net of Current Portion	21,346	21,229

Operating lease liabilities, non-current	25,304	20,337

Total Liabilities	69,967	66,928

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	42,079	38,848
Treasury stock, at cost, 2,338,995 shares at April 3, 2021 and 2,338,995 shares at October 3, 2020	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	42,662	39,431
Noncontrolling interest	8,893	6,125
Total equity	51,555	45,556

Total liabilities and equity	$121,522	$112,484

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THIRTEEN WEEKS ENDED APRIL 3, 2021 AND MARCH 28, 2020

			Capital in
	Common Stock		Excess of	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, September 28, 2019	4,197,642	$420	$6,240	$37,738	2,339	$(6,077)	$6,208	$44,529

Net income	—	—	—	494	—	—	427	921
Distributions to noncontrolling interests	—	—	—	—	—	—	(432)	(432)

Balance, December 28, 2019	4,197,642	$420	$6,240	$38,232	2,339	$(6,077)	$6,203	$45,018

Net income	—	—	—	648	—	—	772	1,420
Distributions to noncontrolling interests	—	—	—	—	—	—	(483)	(483)

Balance, March 28, 2020	4,197,642	$420	$6,240	$38,880	2,339	$(6,077)	$6,492	$45,955

			Capital in
	Common Stock		Excess of	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total
Balance, October 3, 2020	4,197,642	$420	$6,240	$38,848	2,339	$(6,077)	$6,125	$45,556

Net income	—	—	—	780	—	—	252	1,032
Distributions to noncontrolling interests	—	—	—	—	—	—	(242)	(242)

Balance, January 2, 2021	4,197,642	$420	$6,240	$39,628	2,339	$(6,077)	$6,135	$46,346

Net income	—	—	—	2,451	—	—	3,241	5,692
Distributions to noncontrolling interests	—	—	—	—	—	—	(483)	(483)

Balance, April 3, 2021	4,197,642	$420	$6,240	$42,079	2,339	$(6,077)	$8,893	$51,555

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED APRIL 3, 2021 AND MARCH 28, 2020

(in thousands)

	April 3, 2021	March 28, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$6,724	$2,341
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,493	1,580
Amortization of leasehold interests	43	52
Amortization of finance lease right-of-use asset	198	—
Amortization of operating lease right-of-use asset	1,258	1,506
Gain on forgiveness of PPP loans	(3,653)	—
Non-cash interest expense	109	—
Gain on sale of property and equipment	(33)	—
Loss on abandonment of property and equipment	16	13
Amortization of deferred loan costs	20	14
Deferred income taxes	352	(34)
Income from unconsolidated limited partnership	(111)	(27)
Changes in operating assets and liabilities: (increase) decrease in
Other receivables	184	108
Prepaid income taxes	(275)	55
Inventories	(548)	(654)
Prepaid expenses	1,117	546
Other assets	215	419
Increase (decrease) in:
Accounts payable and accrued expenses	741	(499)
Operating lease liabilities	(2,111)	(865)
Income taxes payable	166	9
Due to franchisees	1,187	(351)
Net cash and cash equivalents provided by operating activities	7,092	4,213

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(4,114)	(1,422)
Purchase of construction in progress	(847)	(155)
Deposits on property and equipment	(296)	(446)
Proceeds from sale of fixed assets	49	23
Distributions from unconsolidated limited partnership	12	18
Investment in limited partnership	(297)	—
Net cash and cash equivalents used in investing activities	(5,493)	(1,982)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED APRIL 3, 2021 AND MARCH 28, 2020

(in thousands)

(Continued)

	April 3, 2021	March 28, 2020

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(1,495)	(1,325)
Deferred loan costs	(56)	—
Proceeds from long-term debt	—	4,398
Proceeds from PPP loans	3,464	—
Principal payments on finance leases	(81)	—
Distributions to limited partnerships’ noncontrolling interests	(725)	(915)

Net cash and cash equivalents provided by financing activities	1,107	2,158

Net Increase in Cash and Cash Equivalents	2,706	4,389

Beginning of Period	29,922	13,672

End of Period	$32,628	$18,061

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$527	$402
Income taxes	$61	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,377	$1,281
Purchase deposits transferred to property and equipment	$14	$61
Purchase deposits transferred to CIP	$18	$2
CIP transferred to PP&E	$—	$700
Right-of-use assets and associated liabilities arising from adoption of ASC 842	$5,787	$27,822
Purchase of vehicle in exchange for debt	$58	$—
Purchase of property in exchange for debt	$2,200	$—

See accompanying notes to unaudited condensed consolidated financial statements

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen Weeks and Twenty-Six Weeks Ended

APRIL 3, 2021 AND MARCH 28, 2020

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the periods ended April 3, 2021 and March 28, 2020 are unaudited. Financial information as of October 3, 2020 has been derived from the audited financial statements of Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries, (the “Company”, “we”, “our”, “ours” and “us” as the context requires), but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 3, 2020. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 2 shows the amounts used in computing earnings per share and the effects on income. As of April 3, 2021 and March 28, 2020, no stock options were outstanding.

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Adopted

Effective September 29, 2019, we adopted Accounting Standards Codification 842, Leases (“ASC 842”). The new guidance requires that lease arrangements be presented on the lessee’s balance sheet by recording a right-of-use asset and a lease liability equal to the present value of the related future minimum lease payments. We adopted the standard in the first quarter of fiscal 2020, using the modified

Index

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

(Continued)

Adopted (Continued)

retrospective approach. Upon adoption, the Company recorded a right-of-use asset of $27.8 million and a lease liability of $27.8 million. At October 1, 2020, the Company decreased the operating lease right-of-use asset by $2.6 million and the operating lease liability by $2.6 million with the reclassification of an operating lease to a finance lease due to the exercise of a purchase option during the first quarter of our fiscal year 2021. The Company recorded a finance lease right-of-use asset of $4.8 million and a finance lease liability of $4.8 million as of October 3, 2020. At April 3, 2021, the Company eliminated a finance lease right-of-use asset of $4.7 million and a finance lease liability of $4.7 million due to the exercise of the option to purchase contained in the lease.

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

(5) PURCHASE OF REAL PROPERTY:

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

Index

Sunrise, Florida (“Flanigan’s Seafood Bar and Grill”)

During the second quarter of our fiscal year 2019, we entered into a Lease Agreement (the “Sunrise Lease Agreement”) with a non-affiliated third party to rent approximately 6,900 square feet of commercial space located at 14301 W. Sunrise Boulevard, Sunrise, Florida where, subject to certain conditions, we anticipate opening a new restaurant location. The Sunrise Lease Agreement granted us an option to purchase, (the “Option to Purchase”) the real property and improvements by March 2, 2021 for $4,800,000. During the third quarter of our fiscal year 2019, we assigned the Sunrise Lease Agreement, excluding the Option to Purchase, to a newly formed limited partnership. During the first quarter of our fiscal year 2021, we exercised the Option to Purchase and closed on the acquisition of the property on March 2, 2021. We financed this acquisition with a loan from an unrelated third-party lender in the principal amount of $2.2 million and paid cash for the balance.

(6) EXTENSION OF LEASES FOR EXISTING LOCATIONS:

Pinecrest, Florida

During the second quarter of our fiscal year 2021, the lease with an unrelated third party for the space located at 11415 S. Dixie Highway, Pinecrest, Florida (Store #13) where a limited partnership owned restaurant operates, was extended through January 31, 2031 with one (1) five (5) year renewal option. The fixed annual rental was reduced by 7½% and the fixed annual rental increases were reduced to 2% from 3% for the first seven (7) years. Otherwise the extended lease is on substantially the same terms and conditions, including fixed annual rental increases and continued percentage rent as existed before the extension.

Surfside, Florida

During the second quarter of our fiscal year 2021, the lease with an unrelated third party for the space located at 9516 Harding Avenue, Surfside, Florida (Store #60) where a limited partnership owned restaurant operates was extended through December 31, 2026. The fixed annual rental increases were increased from $0.75 per square foot annually to $1.00 per square foot effective January 1, 2022, otherwise the extended lease is on substantially the same terms and conditions as existed before the extension.

(7) DEBT:

(a) Mortgage on Real Property - Sunrise, Florida

During the first quarter of our fiscal year 2021, we exercised the Option to Purchase and during the second quarter of our fiscal year 2021 we closed on the acquisition of the real property located at 14301 W. Sunrise Boulevard, Sunrise, Florida. We financed this acquisition with a loan from an unrelated third party lender in the principal amount of $2.2 million. The mortgage loan accrues interest at the fixed annual rate of 3.65%, is amortized over fifteen (15) years, and requires us to pay monthly payments of principal and interest in the amount of $15,900 with the entire principal balance and all accrued but unpaid interest due in March, 2036.

(b) Financed Insurance Premiums

During the twenty-six weeks ended April 3, 2021, we financed the premiums on the following property, general liability, excess liability and terrorist policies, totaling approximately $1.94 million, which property, general liability, excess liability and terrorist insurance includes coverage for our franchises which are not included in our consolidated financial statements:

Index

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

Of the $1,940,000 annual premium amounts, which includes coverage for our franchises which are not included in our consolidated financial statements, we financed $1,776,000 through an unaffiliated third party lender. The finance agreement obligates us to repay the amounts financed together with interest at the rate of 2.45% per annum, over 11 months, with monthly payments of principal and interest of $164,000. The finance agreement is secured by a first priority security interest in all insurance policies, all unearned premium, return premiums, dividend payments and loss payments thereof.

As of April 3, 2021, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $1,127,000, excluding coverage for our franchises (of approximately $339,000), which are not included in our condensed consolidated financial statements.

(8) COMMITMENTS AND CONTINGENCIES:

Construction Contracts

a. 2505 N. University Drive, Hollywood, Florida (Store #19)

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated architect for design and development services totaling $77,000 for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) which has been closed since October 2018 due to damages caused by a fire, of which $62,000 has been paid. Additionally, during the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work at this location totaling $1,618,000, (i) to connect the real property where this restaurant operated (Store #19) to city sewer and (ii) to construct a new building on the adjacent parcel of real property for the operation of a package liquor store. During our fiscal year 2020 and the first and second quarters of our fiscal year 2021, we agreed to change orders to the agreement for additional construction services increasing the total contract price by $140,000 to $1,757,000, of which $133,000 of the total amount obligated has been paid through April 3, 2021. Subsequent to the end of the second quarter of our fiscal year 2021, we agreed to change orders to the agreement for additional construction services increasing the total contract price by $350,000 to $2,107,000, with an additional $117,000 paid subsequent to the end of the second quarter of our fiscal year 2021.

Index

b. 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85)

During the third quarter of our fiscal year 2019, we also entered into an agreement with a third party unaffiliated design group for design and development services of our new location at 14301 W. Sunrise Boulevard, Sunrise, Florida 33323 (Store #85) for a total contract price of $122,000. During our fiscal year 2020, we agreed upon amendments to the $122,000 Contract for additional design and development services which had the effect of increasing the total contract price by $18,000 to $140,000, of which $115,000 has been paid through April 3, 2021, with an additional $16,000 paid subsequent to the end of the second quarter of our fiscal year 2021. Additionally, during the fourth quarter of our fiscal year 2020, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,236,000, of which $111,000 has been paid through April 3, 2021 and an additional $156,000 has been paid subsequent to the end of the second quarter of our fiscal year 2021.

c. Miramar, Florida (“Flanigan’s Seafood Bar and Grill”)

During the fourth quarter of our fiscal year 2019, we entered into a Lease Agreement with a non-affiliated third party for the lease of a restaurant location in a shopping center at 11225 Miramar Parkway, #250, Miramar, Florida 33024 (Store #25). The shopping center is currently in the developmental stage and the Lease Agreement is still contingent upon our receipt of delivery of the leased premises by August 28, 2021. During the second quarter of our fiscal year 2021, we entered into an Architectural Professional Services Agreement with a third-party unaffiliated architect for design and development services for this new location (Store #25) for a total contract price of $73,850, of which $51,695 has been paid during the second quarter of our fiscal year 2021 and an additional $7,385 has been paid subsequent to the end of the second quarter of our fiscal year 2021.

d. Miramar, Florida (“Big Daddy’s Wine and Liquors”)

During the fourth quarter of our fiscal year 2019, we entered into a Lease Agreement with a non-affiliated third party for the lease of a retail package liquor store location in a shopping center at 11225 Miramar Parkway, #245, Miramar, Florida 33024 (Store #24). The shopping center is currently in the developmental stage and the Lease Agreement is still contingent upon our receipt of delivery of the leased premises by August 28, 2021. During the second quarter of our fiscal year 2021, we entered into an Architectural Professional Services Agreement with a third-party unaffiliated architect for design and development services for this new location (Store #24) for a total contract price of $18,650, of which $14,920 has been paid during the second quarter of our fiscal year 2021.

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

Index

Following adoption of ASC 842, common area maintenance and property taxes are not considered to be lease components.

The components of lease expense are as follows:

	13 Weeks	13 Weeks
	Ended April 3, 2021	Ended March 28, 2020
Finance Lease Amortization	$79,000	$—
Finance Lease Expense, which is included in interest expense	44,000	—
Operating Lease Expense, which is included in occupancy costs	808,000	1,131,000
	$931,000	$1,131,000

	26 Weeks	26 Weeks
	Ended April 3, 2021	Ended March 28, 2020
Finance Lease Amortization	$198,000	$—
Finance Lease Expense, which is included in interest expense	109,000	—
Operating Lease Expense, which is included in occupancy costs	1,867,000	2,261,000
	$2,174,000	$2,261,000

Supplemental balance sheet information related to leases as follows:

Classification on the Condensed Consolidated Balance Sheet	April 3, 2021	October 3, 2020

Assets
Finance lease assets	$—	$4,749,000
Operating lease assets	26,679,000	22,150,000
	$26,679,000	$26,899,000

Liabilities
Finance current liabilities	$—	$4,772,000
Operating current liabilities	1,825,000	3,116,000
Operating lease non-current liabilities	$25,304,000	$20,337,000

Weighted Average Remaining Lease Term:
Finance leases	—	0.42 Years
Operating leases	8.41 Years	7.71 Years

Weighted Average Discount:
Finance leases	—	5.5%
Operating leases	5.2%	5.5%

For fiscal year 2021	Operating	Finance
2021 (six (6) months)	$1,584,000	$—
2022	3,124,000	—
2023	3,201,000	—
2024	3,240,000	—
2025	3,227,000	—
Thereafter	21,089,000	—

Total lease payments
(Undiscounted cash flows)	35,465,000	—
Less imputed interest	(8,336,000)	—
Total	$27,129,000	$—

Index

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

(9) CORONAVIRUS PANDEMIC

In March 2020, a novel strain of coronavirus was declared a global pandemic and a National Public Health Emergency. The novel coronavirus pandemic and related “shelter-in-place” orders and other governmental mandates relating thereto (collectively, “COVID-19”) adversely affected and will, in all likelihood continue to adversely affect, our restaurant operations and financial results for the foreseeable future. Throughout the second quarter of our fiscal year 2021, in accordance with guidance from health officials, we have offered both indoor and outdoor food and bar options at all of our restaurants, with, among other precautions appropriate social distancing and mask requirements for all customers and employees.

During the third quarter of our fiscal year 2020, we, certain of the entities owning the limited partnership stores (the “LP’s”), franchised stores (the “Franchisees”) as well as the store we manage but do not own (the “Managed Store”), (collectively, the “Borrowers”), applied for and received loans from an unrelated third party lender pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $13.1 million, (the “PPP Loans”), of which approximately: (i) $5.9 million was loaned to us; (ii) $4.1 million was loaned to 8 of the LP’s; (iii) $2.6 million was loaned to 5 of the Franchisees; and (iv) $0.5 million was loaned to the Managed Store. The PPP Loans to the Franchisees and the Managed Store are not included in our consolidated financial statements. Under the terms of the PPP Loans, up to the entire amount of principal and accrued interest may be forgiven to the extent the proceeds of the PPP Loans are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. During the second quarter of our fiscal year 2021, we applied for forgiveness for all PPP Loans, including Franchisees and the Managed Store and the entire amount of principal and accrued interest was forgiven for 7 of our limited partnerships, 2 of our Franchisees and the Managed Store (principal amount of approximately $5,208,000). Accordingly, during the second quarter of our fiscal year 2021, we recorded a gain on forgiveness of debt of $3,653,000 of PPP Loans ($3,622,000 of principal and $31,000 of interest). Subsequent to the end of the second quarter of our fiscal year 2021, the entire amount of principal and accrued interest was forgiven for our remaining limited partnership and for 2 of our Franchisees (principal amount of approximately $1,291,000).

During the second quarter of our fiscal year 2021, certain of the entities owning the limited partnership stores (the “LP’s”), as well as the store we manage but do not own (the “Managed Store”), (collectively, the “Borrowers”), applied for and received 2nd PPP loans, in the aggregate principal amount of approximately $3.98 million (the “2nd PPP Loans”), of which approximately: (i) $3.35 million was loaned to 6 of the LP’s; and (iv) $0.63 million was loaned to the Managed Store.

The 2nd PPP Loans, which are in the form of Notes issued by each of the Borrowers, mature five years from the date of funding (March 23, 2021) and bear interest at a rate of 1.00% per annum, payable monthly commencing after the U.S. Small Business Administration makes a determination of the forgiveness of the 2nd PPP Loans. The Notes may be prepaid by the applicable Borrower at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loans will be available to the respective Borrower to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, including rent and interest on mortgages and other debt obligations incurred before February 15, 2020. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent the proceeds of the 2nd PPP Loans are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. No assurance can be given that the Borrowers will obtain forgiveness of the 2nd PPP Loans in whole or in part.

Index

With respect to any portion of any of the 2nd PPP Loans that is not forgiven under the terms of the PPP, such amounts will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the applicable 2nd PPP Note and cross-defaults on any other loan with the lender or other creditors.

(10) BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks and twenty-six weeks ended April 3, 2021 and March 28, 2020, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

	(in thousands)
	Thirteen Weeks Ended April 3, 2021	Thirteen Weeks Ended March 28, 2020
Operating Revenues:
Restaurants	$25,739	$23,528
Package stores	7,830	6,027
Other revenues	788	573
Total operating revenues	$34,357	$30,128

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$2,037	$1,962
Package stores	735	590
	2,772	2,552
Corporate expenses, net of other revenues	21	(1,035)
Income from operations	2,793	1,517
Interest expense	(248)	(198)
Interest and other income	19	13
Gain on forgiveness of PPP loans	3,653	—
Gain on sale of property and equipment	8	—
Income Before Provision for Income Taxes	$6,225	$1,332
Provision for Income Taxes	(533)	88
Net Income	5,692	1,420
Net Income Attributable to Noncontrolling Interests	(3,241)	(772)
Net Income Attributable to Flanigan’s Enterprises, Inc.
Stockholders	$2,451	$648

Depreciation and Amortization:
Restaurants	$578	$629
Package stores	87	90
	665	719
Corporate	97	96
Total Depreciation and Amortization	$762	$815

Capital Expenditures:
Restaurants	$5,523	$433
Package stores	169	54
	5,692	487
Corporate	454	220
Total Capital Expenditures	$6,146	$707

Index

	Twenty Six Weeks Ended April 3, 2021	Twenty Six Weeks Ended March 28, 2020
Operating Revenues:
Restaurants	$48,510	$48,161
Package stores	15,841	11,734
Other revenues	1,386	1,174
Total operating revenues	$65,737	$61,069

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$3,217	$3,697
Package stores	1,450	973
	4,667	4,670
Corporate expenses, net of other revenues	(604)	(1,922)
Income from Operations	4,063	2,748
Interest expense	(527)	(402)
Interest and Other Income	31	25
Gain on forgiveness of debt	3,653	—
Gain on sale of property and equipment	33	—
Income Before Provision for Income Taxes	$7,253	$2,371
Provision for Income Taxes	(529)	(30)
Net Income	6,724	2,341
Net Income Attributable to Noncontrolling Interests	(3,493)	(1,199)
Net Income Attributable to Flanigan’s Enterprises, Inc.
Stockholders	$3,231	$1,142

Depreciation and Amortization:
Restaurants	1,171	1,264
Package stores	176	174
	1,347	1,438
Corporate	189	194
Total Depreciation and Amortization	$1,536	$1,632

Capital Expenditures:
Restaurants	$6,287	$1,134
Package stores	282	157
	6,569	1,291
Corporate	682	349
Total Capital Expenditures	$7,251	$1,640

	April 3,	October 3,
	2021	2020
Identifiable Assets:
Restaurants	$59,169	$55,030
Package store	13,663	13,771
	72,832	68,801
Corporate	48,690	43,683
Consolidated Totals	$121,522	$112,484

(11)       SUBSEQUENT EVENTS:

Extension of Lease for Existing Location

Miami, Florida

Index

Subsequent to the end of the second quarter of our fiscal year 2021, the lease with an unrelated third party for the restaurant owned by our limited partnership and located at 9857 SW 40th Street, Miami, Florida (Store #90) was amended to add approximately 2,100 square feet to the business premises and extend the term of the lease through March 31, 2031, with one (1) five (5) year renewal option. The fixed annual rental was increased by $5,000 monthly, with fixed annual rental increases. Otherwise, the extended lease is on substantially the same terms and conditions as existed before the extension.

Menu Price Increases

Subsequent to the end of the second quarter of our fiscal year 2021, we increased menu prices for our food offerings (effective April 11, 2021) to target an increase to our food revenues of approximately 4.60% annually to offset higher food costs and higher overall expenses.

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

OVERVIEW

As of April 3, 2021, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries (“we”, “our”, “ours” and “us” as the context requires), (i) operates 27 units, consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and (ii) franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurants/package liquor stores. The table below provides information concerning the type (i.e. restaurant, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of April 3, 2021 and as compared to March 28, 2020. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”.

Types of Units	April 3, 2021	October 3, 2020	March 28, 2020
Company Owned: Combination package and restaurant	3	3	3	(1)
Restaurant only	7	7	7
Package store only	7	7	7

Company Operated Restaurants Only:
Limited Partnerships	8	8	8
Franchise	1	1	1
Unrelated Third Party	1	1	1

Total Company Owned/Operated Units	27	27	27
Franchised Units	5	5	5	(2)

Notes:

(1) During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) was damaged by a fire which has caused it to be closed since the first quarter of our fiscal year 2019. Store #19 remains closed through April 3, 2021.

(2) We operate a restaurant for one (1) franchisee. This unit is included in the table both as a franchised restaurant, as well as a restaurant operated by us.

Index

In March 2020, a novel strain of coronavirus was declared a global pandemic and a National Public Health Emergency. The novel coronavirus pandemic and related “shelter-in-place” orders and other governmental mandates relating thereto (collectively, “COVID-19”) adversely affected and will, in all likelihood continue to adversely affect, our restaurant operations and financial results for the foreseeable future. Throughout the second quarter of our fiscal year 2021, in accordance with guidance from health officials, we have offered both indoor and outdoor food and bar options at all of our restaurants, with, among other precautions appropriate social distancing and mask requirements for all customers and employees.

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method of accounting. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of April 3, 2021, all limited partnerships have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	April 3, 2021		March 28, 2020
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$20,689	61.63	$18,213	61.62
Restaurant bar sales	5,050	15.04	5,315	17.98
Package store sales	7,830	23.33	6,027	20.40

Total Sales	$33,569	100.00	$29,555	100.00

Franchise related revenues	422		307
Rental income	226		209
Other operating income	140		57

Total Revenue	$34,357		$30,128

Index

	-----------------------Twenty Six Weeks Ended-----------------------
	April 3, 2021		March 28, 2020
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$39,017	60.63	$36,955	61.70
Restaurant bar sales	9,493	14.75	11,206	18.71
Package store sales	15,841	24.62	11,734	19.59

Total Sales	$64,351	100.00	$59,895	100.00

Franchise related revenues	808		667
Rental income	413		403
Other operating income	165		104

Total Revenue	$65,737		$61,069

Comparison of Thirteen Weeks Ended April 3, 2021 and March 28, 2020.

Revenues. Total revenue for the thirteen weeks ended April 3, 2021 increased $4,229,000 or 14.04% to $34,357,000 from $30,128,000 for the thirteen weeks ended March 28, 2020 due primarily to increased package liquor store and restaurant sales, increased menu prices and the comparatively more adverse effects of COVID-19 on our operations during the thirteen weeks ended March 28, 2020 as compared with the thirteen weeks ended April 3, 2021. Effective November 29, 2020 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 1.83% annually and effective December 6, 2020 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 2.45% annually to offset higher food costs and higher overall expenses, (the “2020 Prices Increases”). Prior to these increases, we previously raised menu prices in the third quarter of our fiscal year 2019. We expect that Store #19 (2505 N. University Drive, Hollywood, Florida) will remain closed during our fiscal year 2021 due to damages caused by a fire in October 2018 and accordingly do not expect to generate any revenue from it.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $20,689,000 for the thirteen weeks ended April 3, 2021 as compared to $18,213,000 for the thirteen weeks ended March 28, 2020. The increase in restaurant food sales for the thirteen weeks ended April 3, 2021 as compared to restaurant food sales during the thirteen weeks ended March 28, 2020 is attributable to the 2020 Price Increases and the comparatively more adverse effects of COVID-19 on our operations during the thirteen weeks ended March 28, 2020 as compared with the thirteen weeks ended April 3, 2021. Comparable weekly restaurant food sales (for restaurants open for all of the thirteen weeks ended April 3, 2021 and March 28, 2020 respectively, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirteen weeks ended April 3, 2021 and March 28, 2020 due to a fire on October 2, 2018) and eight restaurants owned by affiliated limited partnerships) was $1,578,000 and $1,388,000 for the thirteen weeks ended April 3, 2021 and March 28, 2020, respectively, an increase of 13.69%. Comparable weekly restaurant food sales for Company owned restaurants only was $786,000 and $713,000 for the thirteen weeks ended April 3, 2021 and March 28, 2020 respectively, an increase of 10.24%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $792,000 and $675,000 for the thirteen weeks ended April 3, 2021 and March 28, 2020 respectively, an increase of 17.33%.

Index

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $5,050,000 for the thirteen weeks ended April 3, 2021 as compared to $5,315,000 for the thirteen weeks ended March 28, 2020. The decrease in restaurant bar sales during the thirteen weeks ended April 3, 2021 is primarily due to the comparatively more adverse effects of COVID-19 on our operations during the thirteen weeks ended April 3, 2021 as compared with the thirteen weeks ended March 28, 2020, offset by the 2020 Price Increases. Comparable weekly restaurant bar sales (for restaurants open for all of the thirteen weeks ended April 3, 2021 and March 28, 2020 respectively, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirteen weeks ended April 3, 2021 and March 28, 2020 due to a fire on October 2, 2018), and eight restaurants owned by affiliated limited partnerships) was $389,000 for the thirteen weeks ended April 3, 2021 and $409,000 for the thirteen weeks ended March 28, 2020, a decrease of 4.89%. Comparable weekly restaurant bar sales for Company owned restaurants only was $166,000 and $189,000 for the thirteen weeks ended April 3, 2021 and March 28, 2020 respectively, a decrease of 12.17%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $223,000 and $220,000 for the thirteen weeks ended April 3, 2021 and March 28, 2020 respectively, an increase of 1.36%.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $7,830,000 for the thirteen weeks ended April 3, 2021 as compared to $6,027,000 for the thirteen weeks ended March 28, 2020, an increase of $1,803,000. This increase was primarily due to increased package liquor store traffic due to what appears to be an increased demand for package liquor store products resulting from COVID-19 during the second quarter of our fiscal year 2021, offset by the fact that both New Year’s Eve and New Year’s Day 2021 (days we have historically experienced high sales volume in our package liquor stores) occurred during the first quarter of our fiscal year 2021 and occurred during the second quarter of our fiscal year 2020. The weekly average of same store package liquor store sales, which includes nine (9) Company-owned package liquor stores, (excluding Store #19, which was closed for the thirteen weeks ended April 3, 2021 and March 28, 20020 due to a fire on October 2, 2018, but includes Store #45, which opened for business on October 10, 2019), was $602,000 and $464,000 for the thirteen weeks ended April 3, 2021 and March 28, 2020 respectively, an increase of 29.74%.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended April 3, 2021 increased $2,953,000 or 10.32% to $31,564,000 from $28,611,000 for the thirteen weeks ended March 28, 2020. The increase was primarily due to an expected general increase in food costs and payroll, offset by actions taken by management to reduce and/or control costs. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2021 for the same reasons. Operating costs and expenses decreased as a percentage of total revenue to approximately 91.87% in the second quarter of our fiscal year 2021 from 94.96% in the second quarter of our fiscal year 2020.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended April 3, 2021 increased to $17,277,000 from $15,628,000 for the thirteen weeks ended March 28, 2020. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 67.12% for the thirteen weeks ended April 3, 2021 and 66.42% for the thirteen weeks ended March 28, 2020. Gross profit margin for restaurant food and bar sales increased during the second quarter of our fiscal year 2021 when compared to the second quarter of our fiscal year 2020 due to, among other things, the inclusion of a 10% take-out charge on restaurant food sales, which is approximately three times pre-pandemic levels, the 2020 Price Increases and the comparatively more adverse effects of COVID-19 on our operations during the thirteen weeks ended March 28, 2020 as compared with the thirteen weeks ended April 3, 2021, offset by higher food costs. .

Index

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended April 3, 2021 increased to $2,162,000 from $1,701,000 for the thirteen weeks ended March 28, 2020, due primarily to increased package liquor store traffic which we believe has been caused by COVID-19. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 27.61% for the thirteen weeks ended April 3, 2021 and 28.22% for the thirteen weeks ended March 28, 2020.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended April 3, 2021 increased $1,312,000 or 14.34% to $10,464,000 from $9,152,000 for the thirteen weeks ended March 28, 2020. Payroll and related costs for the thirteen weeks ended April 3, 2021 were stable, notwithstanding higher costs for employees such as cooks. Payroll and related costs as a percentage of total revenue was 30.46% in the thirteen weeks ended April 3, 2021 and 30.38% of total revenue in the thirteen weeks ended March 28, 2020.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold purchases and rent expense associated with operating lease liabilities under ASC 842) for the thirteen weeks ended April 3, 2021 decreased $251,000 or 13.55% to $1,602,000 from $1,853,000 for the thirteen weeks ended March 28, 2020. The decrease in occupancy costs was primarily due to the termination of rent for our combination retail package liquor store and restaurant located at 5450 N. State Road 7, North Lauderdale, Florida (Store #40), the real property and improvements of which we purchased on December 31, 2020 and the elimination of occupancy costs due to the elimination of rent for our restaurant location which we are developing located at 14301 West Sunrise Boulevard, Sunrise, Florida (Store #85), the real property and improvements of which we purchased on March 2, 2021. We anticipate that our occupancy costs will decrease throughout the balance of our fiscal year 2021.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended April 3, 2021 decreased $12,000 or 0.22% to $5,368,000 from $5,380,000 for the thirteen weeks ended March 28, 2020. Selling, general and administrative expenses decreased as a percentage of total revenue in the thirteen weeks ended April 3, 2021 to 15.62% as compared to 17.86% in the thirteen weeks ended March 28, 2020. We anticipate that our selling, general and administrative expenses will decrease throughout the balance of our fiscal year 2021 due primarily to increases in total revenue when compared to the balance of our fiscal year 2020.

Depreciation and Amortization. Depreciation and amortization expense for the thirteen weeks ended April 3, 2021 decreased $53,000 or 6.50% to $762,000 from $815,000 from the thirteen weeks ended March 28, 2020. As a percentage of total revenue, depreciation and amortization expense was 2.22% of revenue in the thirteen weeks ended April 3, 2021 and 2.71% of revenue in the thirteen weeks ended March 28, 2020.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended April 2, 2021 increased $50,000 to $248,000 from $198,000 for the thirteen weeks ended March 28, 2020. Interest expense, net, will increase throughout the balance of our fiscal year 2021 due to interest on our borrowing of $2,200,000 during the second quarter of our fiscal year 2021 from our unrelated third party lender to finance our purchase of the real property and improvements located at 14301 West Sunrise Boulevard, Sunrise, Florida (Store #85) and the borrowing by six of our limited partnerships of an additional approximately $3.35 million during the second quarter of our fiscal year 2021 on the 2nd PPP Loans, if not forgiven.

Income Taxes. Income tax for the thirteen weeks ended April 3, 2021 was an expense of $533,000, as compared to a benefit of $88,000 for the thirteen weeks ended March 28, 2020. Income tax for the second quarter of our fiscal year 2021 was not affected by the forgiveness of debt of certain of the PPP Loans, pursuant to the terms of the PPP Loans. The income tax benefit for the thirteen weeks ended March 28, 2020 reflects an adjustment to the income tax expense for the first quarter of our fiscal year 2020 which was based upon a pre COVID-19 estimated annual net income for our fiscal year 2020.

Index

Net Income. Net income for the thirteen weeks ended April 3, 2021 increased $4,272,000 or 300.85% to $5,692,000 from $1,420,000 for the thirteen weeks ended March 28, 2020 due primarily to the forgiveness of debt of certain of the PPP Loans, increased revenue at our retail package liquor stores and restaurants, the 2020 Price Increases and the comparatively more adverse effects of COVID-19 on our operations during the thirteen weeks ended March 28, 2020 as compared with the thirteen weeks ended April 3, 2021, offset by higher food costs and overall expenses. As a percentage of revenue, net income for the thirteen weeks ended April 3, 2021 is 16.57%, as compared to 4.71% in the thirteen weeks ended March 28, 2020.

Net Income Attributable to Stockholders. Net income attributable to stockholders for the thirteen weeks ended April 3, 2021 increased $1,803,000 or 278.24% to $2,451,000 from $648,000 for the thirteen weeks ended March 28, 2020 due primarily to the forgiveness of debt of certain of the PPP Loans, increased revenue at our retail package liquor stores and restaurants, the 2020 Price Increases and the comparatively more adverse effects of COVID-19 on our operations during the thirteen weeks ended March 28, 2020 as compared with the thirteen weeks ended April 3, 2021, offset by higher food costs and overall expenses. As a percentage of revenue, net income attributable to stockholders for the second quarter of our fiscal year 2021 is 7.13%, as compared to 2.15% in the second quarter of our fiscal year 2020.

Comparison of Twenty-Six Weeks Ended April 1, 2021 and March 28, 2020.

Revenues. Total revenue for the twenty-six weeks ended April 3, 2021 increased $4,668,000 or 7.64% to $65,737,000 from $61,069,000 for the twenty-six ended March 28, 2020 due primarily to increased package liquor store and restaurant sales, increased menu prices and the comparatively more adverse effects of COVID-19 on our operations during the thirteen weeks ended March 28, 2020 as compared with the thirteen weeks ended April 3, 2021. We expect that Store #19 (2505 N. University Drive, Hollywood, Florida) will remain closed during our fiscal year 2021 due to damages caused by a fire in October 2018 and accordingly do not expect to generate any revenue from it.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $39,017,000 for the twenty-six weeks ended April 3, 2021 as compared to $36,955,000 for the twenty-six weeks ended March 28, 2020. The increase in restaurant food sales for the twenty-six weeks ended April 3, 2021 as compared to restaurant food sales during the twenty-six ended March 28, 2020 is attributable to the 2020 Price Increases and the comparatively more adverse effects of COVID-19 on our operations during the thirteen weeks ended March 28, 2020 as compared with the thirteen weeks ended April 3, 2021. Comparable weekly restaurant food sales (for restaurants open for the twenty-six weeks ended April 3, 2021 and March 28, 2020 respectively, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the twenty-six weeks ended April 3, 2021 and March 28, 2020 respectively, due to a fire on October 2, 2018) and eight restaurants owned by affiliated limited partnerships) was $1,489,000 and $1,410,000 for the twenty-six weeks ended April 3, 2021 and March 28, 2020 respectively, an increase of 5.60%. Comparable weekly restaurant food sales for Company owned restaurants only was $733,000 and $717,000 for the twenty-six weeks ended April 3, 2021 and March 28, 2020 respectively, an increase of 2.23%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $756,000 and $693,000 for the twenty-six weeks ended April 3, 2021 and March 28, 2020 respectively, an increase of 9.09%.

Index

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $9,493,000 for the twenty-six weeks ended April 3, 2021 as compared to $11,206,000 for the twenty-six weeks ended March 28, 2020. The decrease in restaurant bar sales during the twenty-six weeks ended April 3, 2021 is primarily due to the comparatively more adverse effects of COVID-19 on our operations during the twenty-six weeks ended April 3, 2021 as compared with the twenty-six weeks ended March 28, 2020, offset by 2020 Price Increases. Comparable weekly restaurant bar sales (for restaurants open for the twenty-six weeks ended April 3, 2021 and March 28, 2020, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the twenty-six weeks ended April 3, 2021 and March 28, 2020 due to a fire on October 2, 2018), and eight restaurants owned by affiliated limited partnerships) was $365,000 for the twenty-six weeks ended April 3, 2021 and $431,000 for the twenty-six weeks ended March 28, 2020 respectively, a decrease of 15.31%. Comparable weekly restaurant bar sales for Company owned restaurants only was $153,000 and $198,000 for the twenty-six weeks ended April 3, 2021 and March 28, 2020, respectively, a decrease of 22.73%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $212,000 and $233,000 for the twenty-six weeks ended April 3, 2021 and March 28, 2020, respectively, a decrease of 9.01%.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $15,841,000 for the twenty-six weeks ended April 3, 2021 as compared to $11,734,000 for the twenty-six weeks ended March 28, 2020, an increase of $4,107,000. This increase was primarily due to increased package liquor store traffic due to what appears to be an increased demand for package liquor store products resulting from COVID-19 during the twenty-six weeks of our fiscal year 2021. The weekly average of same store package liquor store sales, which includes nine (9) Company-owned package liquor stores, (excluding Store #19, which was closed for the twenty-six weeks ended April 3, 2021 and March 28, 2020 respectively due to a fire on October 2, 2018, but includes Store #45, which opened for business on October 10, 2019), was $609,000 and $451,000 for the twenty-six weeks ended April 3, 2021 and March 28, 2020 respectively, an increase of 35.03%.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the twenty-six weeks ended April 3, 2021 increased $3,353,000 or 5.75% to $61,674,000 from $58,321,000 for the twenty-six weeks ended March 28, 2020. The increase was primarily due to an expected general increase in food costs and payroll, offset by actions taken by management to reduce and/or control costs. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2021 for the same reasons. Operating costs and expenses decreased as a percentage of total revenue to approximately 93.82% in the twenty-six weeks ended April 3, 2021 from 95.50% in the twenty-six weeks ended March 28, 2020.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the twenty-six weeks ended April 3, 2021 increased to $32,526,000 from $31,837,000 for the twenty-six weeks ended March 28, 2020. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 67.05% for the twenty-six weeks ended April 3, 2021 and 66.11% for the twenty-six weeks ended March 28, 2020. Gross profit margin for restaurant food and bar sales increased during the twenty-six weeks ended April 3, 2021 when compared to the twenty-six weeks ended March 28, 2020 due to, among other things, the inclusion of a 10% take-out charge on restaurant food sales, which is approximately three times pre-pandemic levels, the 2020 Price Increases and the comparatively more adverse effects of COVID-19 on our operations during the thirteen weeks ended March 28, 2020 as compared with the thirteen weeks ended April 3, 2021, offset by higher food costs.

Package Store Sales. Gross profit for package liquor store sales for the twenty-six weeks ended April 3, 2021 increased to $4,322,000 from $3,269,000 for the twenty-six weeks ended March 28, 2020, due primarily to increased package liquor store traffic which we believe has been caused by COVID-19. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 27.28% for the twenty-six weeks ended April 3, 2021 and 27.86% for the twenty-six weeks ended March 28, 2020.

Index

Payroll and Related Costs. Payroll and related costs for the twenty-six weeks ended April 3, 2021 increased $1,258,000 or 6.74% to $19,927,000 from $18,669,000 for the twenty-six weeks ended March 28, 2020. Payroll and related costs for the twenty-six weeks ended April 3, 2021 were stable, notwithstanding higher costs for employees such as cooks. Payroll and related costs as a percentage of total revenue was 30.31% in the twenty-six weeks ended April 3, 2021 and 30.57% of total revenue in the twenty-six weeks ended March 28, 2020.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold purchases and rent expense associated with operating lease liabilities under ASC 842) for the twenty-six weeks ended April 3, 2021 decreased $302,000 or 8.14% to $3,408,000 from $3,710,000 for the twenty-six weeks ended March 28, 2020. The decrease in occupancy costs was primarily due to the termination of rent for our combination retail package liquor store and restaurant located at 5450 N. State Road 7, North Lauderdale, Florida (Store #40), the real property and improvements of which we purchased on December 31, 2020 and the elimination of occupancy costs due to the elimination of rent for our restaurant location which we are developing located at 14301 West Sunrise Boulevard, Sunrise, Florida (Store #85), the real property and improvements of which we purchased on March 2, 2021. We anticipate that our occupancy costs will decrease throughout the balance of our fiscal year 2021.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the twenty-six weeks ended April 3, 2021 decreased $317,000 or 2.84% to $10,836,000 from $11,153,000 for the twenty-six weeks ended March 28, 2020. Selling, general and administrative expenses decreased as a percentage of total revenue in the twenty-six weeks ended April 3, 2021 to 16.48% as compared to 18.26% in the twenty-six weeks ended March 28, 2020. We anticipate that our selling, general and administrative expenses will decrease throughout the balance of our fiscal year 2021 due primarily to increases in total revenue when compared to the balance of our fiscal year 2020.

Depreciation and Amortization. Depreciation and amortization expense for the twenty-six weeks ended April 3, 2021 decreased $96,000 or 5.88% to $1,536,000 from $1,632,000 from the twenty-six weeks ended March 28, 2020. As a percentage of total revenue, depreciation and amortization expense was 2.34% of revenue in the twenty-six weeks ended April 3, 2021 and 2.67% of revenue in the twenty-six weeks ended March 28, 2020.

Interest Expense, Net. Interest expense, net, for the twenty-six weeks ended April 2, 2021 increased $125,000 to $527,000 from $402,000 for the twenty-six weeks ended March 28, 2020. Interest expense, net, increased for the twenty-six weeks ended April 3, 2021 and will increase throughout the balance of our fiscal year 2021 due to interest on our borrowing of $2,200,000 during the second quarter of our fiscal year 2021 from our unrelated third party lender to finance our purchase of the real property and improvements located at 14301 West Sunrise Boulevard, Sunrise, Florida (Store #85) and the borrowing by six of our limited partnerships of an additional approximately $3.35 million during the second quarter of our fiscal year 2021 on the 2nd PPP Loans, if not forgiven.

Income Taxes. Income tax for the twenty-six weeks ended April 3, 2021 was an expense of $529,000, as compared to an expense of $30,000 for the twenty-six weeks ended March 28, 2020. Income tax for the twenty-six weeks ended April 3, 2021 was not affected by the forgiveness of debt of certain of the PPP Loans, pursuant to the terms of the PPP Loans.

Index

Net Income. Net income for the twenty-nine weeks ended April 3, 2021 increased $4,383,000 or 187.23% to $6,724,000 from $2,341,000 for the twenty-six weeks ended March 28, 2020 due primarily to the forgiveness of debt of certain of the PPP Loans, increased revenue at our retail package liquor stores and restaurants, the 2020 Price Increases and the comparatively more adverse effects of COVID-19 on our operations during the twenty-six weeks ended March 28, 2020 as compared with the twenty-six weeks ended April 3, 2021, offset by higher food costs and overall expenses. As a percentage of revenue, net income for the twenty-six weeks ended April 3, 2021 is 10.23%, as compared to 3.83% in the twenty-six weeks ended March 28, 2020.

Net Income Attributable to Stockholders. Net income attributable to stockholders for the twenty-six weeks ended April 3, 2021 increased $2,089,000 or 182.92% to $3,231,000 from $1,142,000 for the twenty-six weeks ended March 28, 2020 due primarily to the forgiveness of debt of certain of the PPP Loans, increased revenue at our retail package liquor stores and restaurants, the 2020 Price Increases and the comparatively more adverse effects of COVID-19 on our operations during the twenty-six weeks ended March 28, 2020 as compared with the twenty-six weeks ended April 3, 2021, offset by higher food costs and overall expenses. As a percentage of revenue, net income attributable to stockholders for the twenty-six weeks ended April 3, 2021 is 4.92%, as compared to 1.87% for the twenty-six weeks ended March 28, 2020.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to advance pre-opening costs, including but not limited to pre-opening rent for the new locations. During the thirteen weeks ended April 3, 2021, we had one new restaurant location in Sunrise, Florida in the development stage. During the fourth quarter of our fiscal year 2019, we entered into leases for two spaces adjacent to each other, to house a new “Flanigan’s Seafood Bar and Grill” as well as a “Big Daddy’s Wine and Liquors” in a shopping center in Miramar, Florida, which shopping center is currently under construction.

Menu Price Increases and Trends

Subsequent to the end of the second quarter of our fiscal year 2021, we increased menu prices for our food offerings (effective April 11, 2021) to target an increase to our food revenues of approximately 4.60% annually to offset higher food costs and higher overall expenses.

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

COVID-19 has and will continue to materially and adversely affect our restaurant business for what may be a prolonged period of time. This damage and disruption has resulted from events and factors that were impossible for us to predict and are beyond our control. As a result, COVID-19 has materially adversely affected our results of operations for the thirteen weeks ended April 3, 2021 will, in all likelihood, impact our results of operations, liquidity and/or financial condition throughout the remainder of our fiscal year 2021. The extent to which our restaurant business may be adversely impacted and its effect on our operations, liquidity and/or financial condition cannot be accurately predicted.

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

Index

Liquidity and Capital Resources

We fund our operations through cash from operations and borrowings from third parties. As of April 3, 2021, we had cash of approximately $32,628,000, an increase of $2,706,000 from our cash balance of $29,922,000 as of October 3, 2020. During the first quarter of our fiscal year 2021, we closed on our purchase of the real property and improvements located at 5450 N. State Road 7, North Lauderdale, Florida where we operate a combination “Flanigan’s Seafood Bar and Grill” restaurant and “Big Daddy’s Liquors” package liquor store (Store #40) and paid $1,200,000 cash at closing. During the third quarter of our fiscal year 2020, we, certain of the entities owning the limited partnership stores (the “LP’s”), franchised stores (the “Franchisees”) as well as the store we manage but do not own (the “Managed Store”) (collectively, the “Borrowers”), applied for and received loans from an unrelated third party lender (the “Lender”) pursuant to the PPP under the CARES Act, in the aggregate principal amount of approximately $13.1 million (the “PPP Loans”), of which approximately: (i) $5.9 million was loaned to us; (ii) $4.1 million was loaned to 8 of the LP’s; (iii) $2.6 million was loaned to 5 of the Franchisees; and (iv) $0.5 million was loaned to the Managed Store. During the second quarter of our fiscal year 2021, we applied for forgiveness for all PPP Loans, including Franchisees and the Managed Store and the entire amount of principal and accrued interest was forgiven for 7 of our limited partnerships, 2 of our Franchisees and the Managed Store (principal amount of approximately $5,208,000). Subsequent to the end of the second quarter of our fiscal year 2021, the entire amount of principal and accrued interest was forgiven for our remaining limited partnership and for 2 of our Franchisees (principal amount of approximately $1,291,000). During the first quarter of our fiscal year 2020, our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, re-financed its mortgage loan with an unrelated third party lender, increasing the principal amount borrowed from $2.72 million to $7.21 million.

During the second quarter of our fiscal year 2021, 6 of the entities owning limited partnership stores (the “LP’s”) and the store we manage but do not own (the “Managed Store”) (collectively, the “Borrowers”), applied for and received second loans from an unrelated third party lender (the “Lender”) pursuant to the PPP under the CARES Act, as amended, in the aggregate principal amount of approximately $3.98 million (the “2nd PPP Loans”), of which approximately: (i) $3.35 million was loaned to 6 of the LP’s ; and (ii) $0.63 million was loaned to the Managed Store.

The 2nd PPP Loans, which are in the form of Notes issued by each of the Borrowers, mature five years from the date of funding (March 23, 2021) and bear interest at a rate of 1.00% per annum, payable monthly commencing after the U.S. Small Business Administration makes a determination of the forgiveness of the 2nd PPP Loans. The Notes may be prepaid by the applicable Borrower at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loans will be available to the respective Borrower to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, including rent and interest on mortgages and other debt obligations incurred before February 15, 2020. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent the proceeds of the 2nd PPP Loans are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. No assurance can be given that the Borrowers will obtain forgiveness of the 2nd PPP Loans in whole or in part.

With respect to any portion of any of the 2nd PPP Loans that is not forgiven under the terms of the PPP, such amounts will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the applicable PPP Note and cross-defaults on any other loan with the Lender or other creditors.

Index

Notwithstanding the negative effects of COVID 19 on our operations, we believe that our current cash availability from our cash on hand, positive cash flow from operations and borrowed funds will be sufficient to fund our operations and planned capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the twenty-six weeks ended April 3, 2021 and March 28, 2020.

	---------Twenty-Six Weeks Ended--------
	April 3, 2021	March 28, 2020
	(in Thousands)

Net cash provided by operating activities	$7,092	$4,213
Net cash provided by (used in) investing activities	(5,493)	(1,982)
Net cash provided by (used in) financing activities	1,107	2,158
Net Increase in Cash and Cash Equivalents	2,706	4,389
Cash and Cash Equivalents, Beginning	29,922	13,672
Cash and Cash Equivalents, Ending	$32,628	$18,061

During the twenty-six weeks ended April 3, 2021, we did not declare or pay a cash dividend on our capital stock. During the twenty-six weeks ended March 28, 2020, due to the negative effects of COVID 19 on our operations, our Board of Directors cancelled a previously declared cash dividend of $.30 per share to shareholders of record on March 20, 2020 and payable on April 3, 2020. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During the twenty-six weeks ended April 3, 2021, we acquired property, plant and equipment and construction in progress of $7,251,000, (of which $58,000 was for the purchase of a vehicle for debt; of which $2,200,000 was for the purchase of real property for debt; $14,000 was deposits recorded in other assets and $18,000 was purchase deposits transferred to construction in process as of October 3, 2020), which amount included $23,000 for the renovation to one (1) existing limited partnership restaurants and $364,000 for renovations to five (5) Company owned restaurants. During the twenty-six weeks ended March 28, 2020, we acquired property, plant and equipment and construction in progress of $1,640,000, (of which $61,000 was deposits recorded in other assets and $2,000 was purchase deposits transferred to construction in process as of September 28, 2019), which amount included $263,000 for the renovation to two (2) existing limited partnership restaurants and $254,000 for renovations to four (4) Company owned restaurants.

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

Long Term Debt

As of April 3, 2021, we had long term debt of $28,269,000, as compared to $17,448,000 as of March 28, 2018, and $26,323,000 as of October 3, 2020. Our long term debt increased as of April 3, 2021 as compared to October 3, 2020 due to the 2nd PPP Loans received by 6 of our limited partnerships and $1,281,000 for financed insurance premiums, less any payments made on account thereof, offset by the forgiveness of certain of the PPP Loans of our limited partnerships. As of April 3, 2021, we are in compliance with the covenants of all loans with our lender.

As of April 3, 2021, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $1,127,000, excluding coverage for our franchises (of approximately $339,000), which are not included in our consolidated financial statements.

Construction Contracts

a. 2505 N. University Drive, Hollywood, Florida (Store #19)

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated architect for design and development services totaling $77,000 for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) which has been closed since October 2018 due to damages caused by a fire, of which $62,000 has been paid. Additionally, during the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work at this location totaling $1,618,000, (i) to connect the real property where this restaurant operated (Store #19) to city sewer and (ii) to construct a new building on the adjacent parcel of real property for the operation of a package liquor store. During our fiscal year 2020 and the first and second quarters of our fiscal year 2021, we agreed to change orders to the agreement for additional construction services increasing the total contract price by $140,000 to $1,757,000, of which $133,000 of the total amount obligated has been paid through April 3, 2021. Subsequent to the end of the second quarter of our fiscal year 2021, we agreed to change orders to the agreement for additional construction services increasing the total contract price by $350,000 to $2,107,000, with an additional $117,000 paid subsequent to the end of the second quarter of our fiscal year 2021.

b. 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85)

During the third quarter of our fiscal year 2019, we also entered into an agreement with a third party unaffiliated design group for design and development services of our new location at 14301 W. Sunrise Boulevard, Sunrise, Florida 33323 (Store #85) for a total contract price of $122,000. During our fiscal year 2020, we agreed upon amendments to the $122,000 Contract for additional design and development services which had the effect of increasing the total contract price by $18,000 to $140,000, of which $115,000 has been paid through April 3, 2021, with an additional $16,000 paid subsequent to the end of the second quarter of our fiscal year 2021. Additionally, during the fourth quarter of our fiscal year 2020, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,236,000, of which $111,000 has been paid through April 3, 2021 and an additional $156,000 has been paid subsequent to the end of the second quarter of our fiscal year 2021.

Index

c. Miramar, Florida (“Flanigan’s Seafood Bar and Grill”)

During the fourth quarter of our fiscal year 2019, we entered into a Lease Agreement with a non-affiliated third party for the lease of a restaurant location in a shopping center at 11225 Miramar Parkway, #250, Miramar, Florida 33024 (Store #25). The shopping center is currently in the developmental stage and the Lease Agreement is still contingent upon our receipt of delivery of the leased premises by August 28, 2021. During the second quarter of our fiscal year 2021, we entered into an Architectural Professional Services Agreement with a third-party unaffiliated architect for design and development services for this new location (Store #25) for a total contract price of $73,850, of which $51,695 has been paid during the second quarter of our fiscal year 2021 and an additional $7,385 has been paid subsequent to the end of the second quarter of our fiscal year 2021.

d. Miramar, Florida (“Big Daddy’s Wine and Liquors”)

During the fourth quarter of our fiscal year 2019, we entered into a Lease Agreement with a non-affiliated third party for the lease of a retail package liquor store location in a shopping center at 11225 Miramar Parkway, #245, Miramar, Florida 33024 (Store #24). The shopping center is currently in the developmental stage and the Lease Agreement is still contingent upon our receipt of delivery of the leased premises by August 28, 2021. During the second quarter of our fiscal year 2021, we entered into an Architectural Professional Services Agreement with a third-party unaffiliated architect for design and development services for this new location (Store #24) for a total contract price of $18,650, of which $11,190 has been paid during the second quarter of our fiscal year 2021.

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended April 3, 2021, March 28, 2020 and our fiscal year ended October 3, 2020.

Item	April 3, 2021	March 28, 2020	Oct. 3, 2020
	(in Thousands)

Current Assets	$40,239	$25,324	$36,508
Current Liabilities	23,317	15,957	25,362
Working Capital	$16,922	$9,367	$11,146

Our working capital increased during our fiscal quarter ended April 3, 2021 from our working capital for our fiscal quarter ended March 28, 2020 due to the cash received from (i) the PPP Loan to us of $5.9 million; (ii) the PPP Loans to eight limited partnerships of $4.1 million; and the 2nd PPP Loans to six of limited partnerships of $3.35 million.

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that our cash on hand, positive cash flow from operations and borrowed funds will adequately fund operations, debt reductions and planned capital expenditures throughout our fiscal year 2021.

Index

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of April 3, 2021 held no equity securities.

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

At April 3, 2021, we had two variable rate debt instruments outstanding that are impacted by changes in interest rates. The interest rate of both variable rate debt instruments is equal to the lender’s LIBOR Rate plus two and one-quarter percent (2.25%) per annum. The debt instruments further provide that the “LIBOR Rate” is a rate of interest equal to the British Bankers Association LIBOR Rate or successor thereto approved by the lender if the British Bankers Association is no longer making a LIBOR rate available. In January 2013, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”). In December 2016, we closed on a secured revolving line of credit which entitled us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”), which on December 28, 2017 converted to a term loan (the “Term Loan”).

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third-party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following two (2) interest rate swap agreements:

(i)        The first interest rate swap agreement entered into in January 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at April 3, 2021, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

Index

(ii)        The second interest rate swap agreement entered into in December 2016 and became effective December 28, 2017, relates to the Term Loan (the “Term Loan Swap”). The Term Loan Swap requires us to pay interest for a five (5) year period at a fixed rate of 4.61% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at April 3, 2021, the interest rate swap agreement is an effective hedging agreement and the fair value was not material

At April 3, 2021, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

As of April 3, 2021, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934) . Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of April 3, 2021.

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

ITEM 1A. RISK FACTORS

For a detailed discussion of the risks that affect our business, please refer to the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended October 3, 2020 filed with the SEC on January 15, 2021 as well as other periodic reports.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the twenty-six weeks ended April 3, 2021 and March 28, 2020, we did not purchase any shares of our common stock. As of April 3, 2021, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

ITEM 6. EXHIBITS

The following exhibits are filed with this Report:

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLANIGAN'S ENTERPRISES, INC.

Date: May 20, 2021	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)