Form 10-Q
period 2021-07-03
FLANIGANS ENTERPRISES INC
filed 2021-08-17
CIK 12040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021

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

Yes ☐ No ☒

On August 17, 2021, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

LIST XBRL DOCUMENTS

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020

REVENUES:
Restaurant food sales	$23,484	$14,514	$62,501	$51,469
Restaurant bar sales	5,617	1,630	15,110	12,836
Package store sales	8,082	7,099	23,923	18,833
Franchise related revenues	444	278	1,252	945
Rental income	250	151	663	554
Other operating income (loss)	58	(9)	223	95
	37,935	23,663	103,672	84,732

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	9,964	5,388	25,948	21,712
Package goods	5,911	5,243	17,430	13,708
Payroll and related costs	12,548	7,913	32,475	26,582
Occupancy costs	1,651	1,645	5,059	5,355
Selling, general and administrative expenses	5,252	4,206	16,088	15,359
	35,326	24,395	97,000	82,716
Income (Loss) from Operations	2,609	(732)	6,672	2,016

OTHER INCOME (EXPENSE):
Interest expense	(210)	(196)	(737)	(598)
Interest and other income	14	12	45	37
Gain on forgiveness of PPP loans	6,483	—	10,136	—
Gain on sale of property and equipment	—	—	33	—
	6,287	(184)	9,477	(561)

Income (Loss) before Provision for Income Taxes	8,896	(916)	16,149	1,455

Benefit (Provision) for Income Taxes	(475)	53	(1,004)	23

Net Income (Loss)	8,421	(863)	15,145	1,478

Less: Net income (Loss) attributable to noncontrolling interests	1,222	(408)	4,715	791

Net Income (Loss) attributable to stockholders	$7,199	$(455)	$10,430	$687

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Continued)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020

Net Income (Loss) Per Common Share:
Basic and Diluted	$3.87	$(0.24)	$5.61	$0.37

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,858,647	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 3, 2021 (UNAUDITED) AND OCTOBER 3, 2020

(in thousands)

ASSETS

	July 3, 2021	October 3, 2020

CURRENT ASSETS:

Cash and cash equivalents	$31,953	$29,922
Prepaid income taxes	149	74
Other receivables	384	681
Inventories	4,409	3,624
Prepaid expenses	2,873	2,207

Total Current Assets	39,768	36,508

Property and Equipment, Net	50,479	46,003
Construction in Progress	3,633	981
	54,112	46,984

Right-of-use assets, finance leases	—	4,749
Right-of-use assets, operating leases	26,531	22,150
	26,531	26,899

Investment in Limited Partnership	1,103	621

OTHER ASSETS:

Liquor licenses	822	630
Deferred tax asset	—	352
Leasehold purchases, net	135	200
Other	772	290

Total Other Assets	1,729	1,472

Total Assets	$123,243	$112,484

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 3, 2021 (UNAUDITED) AND OCTOBER 3, 2020

(in thousands)

(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	July 3, 2021	October 3, 2020

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$11,414	$9,238
Due to franchisees	4,714	3,142
Current portion of long-term debt	2,751	5,094
Finance lease liability, current	—	4,772
Operating lease liability, current	1,917	3,116

Total Current Liabilities	20,796	25,362

Long-term Debt, Net of Current Portion	17,460	21,229

Operating lease liabilities, non-current	25,138	20,337
Deferred tax liabilities	356	—
Total Liabilities	63,750	66,928

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued; 1,858,647 outstanding	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	49,278	38,848
Treasury stock, at cost, 2,338,995 shares at July 3, 2021 and 2,338,995 shares at October 3, 2020	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	49,861	39,431
Noncontrolling interest	9,632	6,125
Total equity	59,493	45,556

Total liabilities and equity	$123,243	$112,484

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THIRTEEN WEEKS ENDED JULY 3, 2021 AND JUNE 27, 2020

(in thousands)

			Capital in
	Common Stock		Excess of	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, September 28, 2019	4,197,642	$420	$6,240	$37,738	2,338,995	$(6,077)	$6,208	$44,529

Net income	—	—	—	494	—	—	427	921
Distributions to noncontrolling interests	—	—	—	—	—	—	(432)	(432)

Balance, December 28, 2019	4,197,642	$420	$6,240	$38,232	2,338,995	$(6,077)	$6,203	$45,018

Net income	—	—	—	648	—	—	772	1,420
Distributions to noncontrolling interests	—	—	—	—	—	—	(483)	(483)

Balance, March 28, 2020	4,197,642	$420	$6,240	$38,880	2,338,995	$(6,077)	$6,492	$45,955

Net income (Loss)	—	—	—	(455)	—	—	(408)	(863)

Balance, June 27, 2020	4,197,642	$420	$6,240	$38,425	2,338,995	$(6,077)	$6,084	$45,092

			Capital in
	Common Stock		Excess of	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, October 3, 2020	4,197,642	$420	$6,240	$38,848	2,338,995	$(6,077)	$6,125	$45,556

Net income	—	—	—	780	—	—	252	1,032
Distributions to noncontrolling interests	—	—	—	—	—	—	(242)	(242)

Balance, January 2, 2021	4,197,642	$420	$6,240	$39,628	2,338,995	$(6,077)	$6,135	$46,346

Net income	—	—	—	2,451	—	—	3,241	5,692
Distributions to noncontrolling interests	—	—	—	—	—	—	(483)	(483)

Balance, April 3, 2021	4,197,642	$420	$6,240	$42,079	2,338,995	$(6,077)	$8,893	$51,555

Net income	—	—	—	7,199	—	—	1,222	8,421
Distributions to noncontrolling interests	—	—	—	—	—	—	(483)	(483)

Balance, July 3, 2021	4,197,642	$420	$6,240	$49,278	2,338,995	$(6,077)	$9,632	$59,493

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JULY 3, 2021 AND JUNE 27, 2020

(in thousands)

	July 3, 2021	June 27, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$15,145	$1,478
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,241	2,367
Amortization of leasehold interests	65	74
Amortization of finance lease right-of-use asset	198	—
Amortization of operating lease right-of-use asset	1,785	2,269
Gain on forgiveness of PPP loans	(10,136)	—
Non-cash interest expense	109	—
Gain on sale of property and equipment	(33)	—
Loss on abandonment of property and equipment	23	21
Amortization of deferred loan costs	66	25
Deferred income taxes	708	(64)
Income from unconsolidated limited partnership	(127)	(6)
Changes in operating assets and liabilities: (increase) decrease in
Other receivables	297	(17)
Prepaid income taxes	(75)	41
Inventories	(785)	(458)
Prepaid expenses	893	982
Other assets	(5)	378
Increase (decrease) in:
Accounts payable and accrued expenses	2,146	(5)
Operating lease liabilities	(2,564)	(1,311)
Due to franchisees	1,572	1,663
Net cash and cash equivalents provided by operating activities	11,523	7,437

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(4,759)	(1,897)
Purchase of construction in progress	(2,634)	(176)
Deposits on property and equipment	(509)	(446)
Purchase of liquor license	(192)	—
Proceeds from sale of fixed assets	75	53
Distributions from unconsolidated limited partnership	20	18
Investment in limited partnership	(375)	—
Net cash and cash equivalents used in investing activities	(8,374)	(2,448)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JULY 3, 2021 AND JUNE 27, 2020

(in thousands)

(Continued)

	July 3, 2021	June 27, 2020

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt	(3,237)	(1,697)
Deferred loan costs	(56)	—
Proceeds from long-term debt	—	14,433
Proceeds from PPP loans	3,464	—
Principal payments on finance leases	(81)	—
Distributions to limited partnerships noncontrolling partners	(1,208)	(915)

Net cash and cash equivalents (used in) provided by financing activities	(1,118)	11,821

Net Increase in Cash and Cash Equivalents	2,031	16,810

Beginning of Period	29,922	13,672

End of Period	$31,953	$30,482

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$737	$598
Income taxes	$371	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,429	$1,317
Purchase deposits transferred to property and equipment	$14	$96
Purchase deposits transferred to CIP	$18	$2
CIP transferred to property and equipment	$—	$700
Operating lease liabilities arising from right-of-use asset	$6,166	$—
Right-of-use assets and associated liabilities arising from adoption of ASC 842	$—	$27,822
Purchase of vehicle in exchange for debt	$58	$—
Purchase of property in exchange for debt	$2,200	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED

JULY 3, 2021 AND JUNE 27, 2020

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the periods ended July 3, 2021 and June 27, 2020 are unaudited. Financial information as of October 3, 2020 has been derived from the audited financial statements of Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries, (the “Company”, “we”, “our”, “ours” and “us” as the context requires), but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 3, 2020. Operating results for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the accounts of the eight (8) limited partnerships in which we act as general partner and have controlling interests. All intercompany balances and transactions have been eliminated. Non-controlling interest represents the limited partners’ proportionate share of the net assets and results of operations of the eight (8) limited partnerships.

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

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 2 shows the amounts used in computing earnings per share and the effects on income. As of July 3, 2021 and June 27, 2020, no stock options were outstanding.

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Adopted

Effective September 29, 2019, we adopted Accounting Standards Codification 842, Leases (“ASC 842”). The new guidance requires that lease arrangements be presented on the lessee’s balance sheet by

Index

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: (Continued)

Adopted (Continued)

recording a right-of-use asset and a lease liability equal to the present value of the related future minimum lease payments. We adopted the standard in the first quarter of fiscal 2020, using the modified retrospective approach. Upon adoption, we recorded a right-of-use asset of $27.8 million and a lease liability of $27.8 million.

We elected the transition package of practical expedients, under which we are not required to reassess (1) whether any expired or existing contracts are leases, or contain leases, (2) the lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. In addition, we made an accounting policy election to exclude leases with an initial term of twelve (12) months or less from the balance sheet. This standard had a material impact on the Condensed Consolidated Balance Sheets due to the recording of a right-of-use asset and lease liability and on the Condensed Consolidated Statements of Income due to the escalations of rent in the extensions but did not have a material impact on the Condensed Consolidated Statement of Cash Flows.

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

(6) PURCHASE OF 4 COP LIQUOR LICENSE:

During the third quarter of our fiscal year 2021, we purchased a 4 COP quota liquor license for Broward County, Florida from an unrelated third party for $192,200. The liquor license is currently inactive, but we intend to use it in connection with the operation of a package liquor store we are developing in Miramar, Florida.

(7) EXTENSION OF LEASES FOR EXISTING LOCATIONS:

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

Surfside, Florida

During the second quarter of our fiscal year 2021, the lease with an unrelated third party for the space located at 9516 Harding Avenue, Surfside, Florida (Store #60) where a limited partnership owned restaurant operates was extended through December 31, 2026. The fixed annual rental increases were increased from $0.75 per square foot annually to $1.00 per square foot effective January 1, 2022, Otherwise, the extended lease is on substantially the same terms and conditions as existed before the extension.

(8) EXPANSION OF LEASED PREMISES; EXTENSION OF LEASE:

Miami, Florida

During the third quarter of our fiscal year 2021, the lease with an unrelated third party for the space located at 9857 SW 40th Street, Miami, Florida (Store #90), where a limited partnership owned restaurant, was amended to add approximately 2,100 square feet to the leased premises and extend the term of the lease through March 31, 2031, with one (1) five (5) year renewal option. The fixed annual rental for the expanded leased premises was increased by $5,000 monthly, with fixed annual rental increases. Otherwise, the extended lease is on substantially the same terms and conditions as existed before the expansion and extension.

Index

(9) DEBT:

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

(b) Mortgage on Real Property – North Miami, Florida

On July 1, 2021, we re-financed with an unrelated third party lender, our mortgage loan encumbering the real property and improvements located at 13105 – 13205 Biscayne Boulevard, North Miami, Florida where our Flanigan’s Seafood Bar and Grill restaurant and Big Daddy’s Liquors retail package liquor store operate (Store #20), increasing the principal amount borrowed from $1.5 million to $4.3 million. We received the net cash proceeds from the refinancing transaction ($2.8 million) shortly after the end of the thirteen weeks ended July 3, 2021. The re-financed mortgage loan earns interest at the fixed annual rate of 3.63%, is amortized over fifteen (15) years, requires us to pay monthly payments of principal and interest in the amount of $31,129 with the entire principal balance and all accrued interest due in July 2036. We intend to use the excess funds we received from the re-financing of this mortgage loan for working capital purposes.

(c) Mortgage Extension

During the third quarter of our fiscal 2021, a mortgage payable to a related third party, ballooned with a payment of approximately $450,000. In lieu of satisfying the mortgage, the related third party agreed to extend the term of the mortgage until July 1, 2024 under the same terms and conditions.

(d) Financed Insurance Premiums

During the thirty-nine weeks ended July 3, 2021, we financed the premiums on the following property, general liability, excess liability and terrorist policies, totaling approximately $1.94 million, which property, general liability, excess liability and terrorist insurance includes coverage for our franchises which are not included in our consolidated financial statements:

(i)For the policy year beginning December 30, 2020, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers. The one (1) year general liability insurance premium is in the amount of $340,000;

(ii)For the policy year beginning December 30, 2020, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers. The one (1) year general liability insurance premium is in the amount of $426,000;

(iii)For the policy year beginning December 30, 2020, our automobile insurance is a one (1) year policy. The one (1) year automobile insurance premium is in the amount of $93,000;

(iv)For the policy year beginning December 30, 2020, our property insurance is a one (1) year policy. The one (1) year property insurance premium is in the amount of $627,000;

(v)For the policy year beginning December 30, 2020, our excess liability insurance is a one (1) year policy. The one (1) year excess liability insurance premium is in the amount of $443,000;

(vi)For the policy year beginning December 30, 2020, our terrorist insurance is a one (1) year policy. The one (1) year terrorist insurance premium is in the amount of $5,000; and

(vii)For the policy year beginning December 30, 2020, our equipment breakdown insurance is a one (1) year policy. The one (1) year equipment breakdown insurance premium is in the amount of $6,000.

Index

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

During the third quarter of our fiscal year 2021, we financed the premium of our directors and officers liability insurance policy for the one (1) year period commencing April 15, 2021. The one (1) year directors and officers liability insurance policy premium is in the amount of $55,000. Of the $55,000 annual premium amount, we financed $50,000 through an unaffiliated third party lender. The finance agreement obligates us to repay the amount financed together with interest at the rate of 4.00% per annum, over 11 months, with monthly payments of principal and interest of $4,700. The finance agreement is secured by a first priority security interest in all insurance policies, all unearned premium, return premiums, dividend payments and loss payments thereof.

As of July 3, 2021, the aggregate principal balance owed from the financing of our property and general liability insurance policies, including the financing of our directors and officers liability insurance policy, but excluding coverage for our franchises, (of approximately $226,000), which are not included in our consolidated financial statements is $798,000.

(10) COMMITMENTS AND CONTINGENCIES:

Construction Contracts

a. 2505 N. University Drive, Hollywood, Florida (Store #19)

During the third quarter of our fiscal year 2019, we entered into an agreement with an unaffiliated third party architect for design and development services totaling $77,000 for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), which has been closed since October 2, 2018 due to damages caused by a fire, of which $62,000 has been paid. Additionally, during the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work at this location totaling $1,618,000, (i) to connect the real property where this restaurant operated (Store #19) to city sewer and (ii) to construct a new building on the adjacent parcel of real property for the operation of a package liquor store. During our fiscal year 2020 and the first, second and third quarters of our fiscal year 2021, we agreed to change orders to the agreement for additional construction services increasing the total contract price by $490,000 to $2,107,000, of which $767,000 of the total amount obligated has been paid through July 3, 2021 and an additional $194,000 has been paid subsequent to the end of the third quarter of our fiscal year 2021.

b. 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85)

During the third quarter of our fiscal year 2019, we also entered into an agreement with an unaffiliated third party design group for design and development services of our new location at 14301 W. Sunrise Boulevard, Sunrise, Florida 33323 (Store #85) for a total contract price of $122,000. During our fiscal year 2020, we agreed upon amendments to the $122,000 Contract for additional design and development services which had the effect of increasing the total contract price by $18,000 to $140,000, of which $131,000 has been paid through July 3, 2021. Additionally, during the fourth quarter of our fiscal year 2020, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,236,000, and during the third quarter of our fiscal year 2021 we agreed to change orders to the agreement for additional interior renovations increasing the total contract price by $131,000 to $1,367,000, of which $820,000 has been paid through July 3, 2021 and an additional $101,000 has been paid subsequent to the end of the third quarter of our fiscal year 2021.

Index

c. Miramar, Florida (“Flanigan’s Seafood Bar and Grill”)

During the fourth quarter of our fiscal year 2019, we entered into a Lease Agreement with a non-affiliated third party for the lease of a restaurant location in a shopping center at 11225 Miramar Parkway, #250, Miramar, Florida 33024 (Store #25). The shopping center is currently in the developmental stage and the Lease Agreement is still contingent upon our receipt of delivery of the leased premises by August 28, 2021. During the second quarter of our fiscal year 2021, we entered into an Architectural Professional Services Agreement with a third-party unaffiliated architect for design and development services for this new location (Store #25) for a total contract price of $73,850, which contract price has been paid in full through July 3, 2021.

d. Miramar, Florida (“Big Daddy’s Wine and Liquors”)

During the fourth quarter of our fiscal year 2019, we entered into a Lease Agreement with a non-affiliated third party for the lease of a retail package liquor store location in a shopping center at 11225 Miramar Parkway, #245, Miramar, Florida 33024 (Store #24). The shopping center is currently in the developmental stage and the Lease Agreement is still contingent upon our receipt of delivery of the leased premises by August 28, 2021. During the second quarter of our fiscal year 2021, we entered into an Architectural Professional Services Agreement with a third-party unaffiliated architect for design and development services for this new location (Store #24) for a total contract price of $18,650, of which $11,190 has been paid through July 3, 2021.

Leases

To conduct certain of our operations, we lease restaurant and package liquor store space in South Florida from unrelated third parties. Our leases have remaining lease terms of up to 10 years, some of which include options to renew and extend the lease terms for up to an additional 30 years. We presently intend to exercise certain of the extension options available to us and for purposes of computing the right-of-use assets and lease liabilities required by ASC 842, we have incorporated into all lease terms which may be extended, an additional term of the lesser of (i) the amount of years the lease may be extended; or (ii) 15 years.

Following adoption of ASC 842, common area maintenance and property taxes are not considered to be lease components.

The components of lease expense are as follows:

	13 Weeks	13 Weeks
	Ended July 3, 2021	Ended June 27, 2020
Finance Lease Amortization	$—	$—
Finance Lease Expense, which is included in interest expense	—	—
Operating Lease Expense, which is included in occupancy costs	842,000	1,131,000
	$842,000	$1,131,000

Index

	39 Weeks	39 Weeks
	Ended July 3, 2021	Ended June 27, 2020
Finance Lease Amortization	$198,000	$—
Finance Lease Expense, which is included in interest expense	109,000	—
Operating Lease Expense, which is included in occupancy costs	2,709,000	3,391,000
	$3,016,000	$3,391,000

Supplemental balance sheet information related to leases as follows:

Classification on the Condensed Consolidated Balance Sheet	July 3, 2021	October 3, 2020

Assets
Finance lease assets	$—	$4,749,000
Operating lease assets	26,531,000	22,150,000
	$26,531,000	$26,899,000

Liabilities
Finance current liabilities	$—	$4,772,000
Operating current liabilities	1,917,000	3,116,000
Operating lease non-current liabilities	$25,138,000	$20,337,000

Weighted Average Remaining Lease Term:
Finance leases	—	0.42 Years
Operating leases	9.06 Years	7.71 Years

Weighted Average Discount:
Finance leases	—	5.5%
Operating leases	4.7%	5.5%

For fiscal year 2021	Operating	Finance
2021 (three (3) months)	$812,000	$—
2022	3,124,000	—
2023	3,201,000	—
2024	3,240,000	—
2025	3,227,000	—
Thereafter	21,089,000	—

Total lease payments
(Undiscounted cash flows)	34,693,000	—
Less imputed interest	(7,638,000)	—
Total	$27,055,000	$—

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

Index

(11) CORONAVIRUS PANDEMIC

In March 2020, a novel strain of coronavirus was declared a global pandemic and a National Public Health Emergency. The novel coronavirus pandemic and related “shelter-in-place” orders and other governmental mandates relating thereto (collectively, “COVID-19”) adversely affected and will, in all likelihood continue to adversely affect, our restaurant operations and financial results for the foreseeable future. Throughout the third quarter of our fiscal year 2021, in accordance with guidance from health officials, we have offered both indoor and outdoor food and bar options at all of our restaurants, with, among other precautions appropriate social distancing and mask requirements for all customers and employees.

During the third quarter of our fiscal year 2020, we, certain of the entities owning the limited partnership stores (the “LP’s”), franchised stores (the “Franchisees”) as well as the store we manage but do not own (the “Managed Store”), (collectively, the “Borrowers”), applied for and received loans from an unrelated third party lender pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $13.1 million, (the “PPP Loans”), of which approximately: (i) $5.9 million was loaned to us; (ii) $4.1 million was loaned to 8 of the LP’s; (iii) $2.6 million was loaned to 5 of the Franchisees; and (iv) $0.5 million was loaned to the Managed Store. The PPP Loans to the Franchisees and the Managed Store are not included in our consolidated financial statements. During the second quarter of our fiscal year 2021, we applied for forgiveness for all PPP Loans, including Franchisees and the Managed Store. As of July 3, 2021, the entire amount of principal and accrued interest was forgiven on all of the PPP Loans, of which $10.1 million (principal and interest) was the forgiveness amount for us and the limited partnerships as reflected in the consolidated financial statements.

During the second quarter of our fiscal year 2021, certain of the LPs, as well as the Managed Store, applied for and received 2nd PPP loans, in the aggregate principal amount of approximately $3.98 million (the “2nd PPP Loans”), of which approximately: (i) $3.35 million was loaned to 6 of the LP’s; and (iv) $0.63 million was loaned to the Managed Store.

The 2nd PPP Loans, which are in the form of notes issued by each of the Borrowers, mature five (5) years from the date of funding (March 23, 2021) and bear interest at a rate of 1.00% per annum, payable monthly commencing after the U.S. Small Business Administration makes a determination of the forgiveness of the 2nd PPP Loans. The notes may be prepaid by the applicable Borrower at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loans have been available to the respective Borrower to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, including rent and interest on mortgages and other debt obligations incurred before February 15, 2020. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent the proceeds of the 2nd PPP Loans are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. No assurance can be given that the Borrowers will obtain forgiveness of the 2nd PPP Loans in whole or in part.

With respect to any portion of any of the 2nd PPP Loans that is not forgiven under the terms of the PPP, such amounts will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the applicable 2nd PPP Loan and cross-defaults on any other loan with the lender or other creditors.

Index

(12) BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks and thirty-nine weeks ended July 3, 2021 and June 27, 2020, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

	(in thousands)
	Thirteen Weeks Ended July 3, 2021	Thirteen Weeks Ended June 27, 2020
Operating Revenues:
Restaurants	$29,101	$16,144
Package stores	8,082	7,099
Other revenues	752	420
Total operating revenues	$37,935	$23,663

Income (Loss) from Operations Reconciled to Income (Loss) After Income Taxes and Net Income (Loss) Attributable to Noncontrolling Interests
Restaurants	$3,724	$(822)
Package stores	801	616
	4,525	(206)
Corporate expenses, net of other revenues	(1,916)	(526)
Income (Loss) from operations	2,609	(732)
Interest expense	(210)	(196)
Interest and other income	14	12
Gain on extinguishment of debt	6,483	—
Gain on sale of property and equipment	—	—
Income (Loss) Before for Income Taxes	$8,896	$(916)
Benefit (Provision) for Income Taxes	(475)	53
Net Income (Loss)	8,421	(863)
Net Income (Loss) Attributable to Noncontrolling Interests	1,222	(408)
Net Income (Loss) Attributable to Flanigan’s Enterprises, Inc.
Stockholders	$7,199	$(455)

Depreciation and Amortization:
Restaurants	$585	$620
Package stores	85	90
	670	710
Corporate	100	98
Total Depreciation and Amortization	$770	$808

Capital Expenditures:
Restaurants	$1,353	$275
Package stores	401	49
	1,754	324
Corporate	678	207
Total Capital Expenditures	$2,432	$531

Index

	Thirty-Nine Weeks Ended July 3, 2021	Thirty-Nine Weeks Ended June 27, 2020
Operating Revenues:
Restaurants	$77,611	$64,305
Package stores	23,923	18,833
Other revenues	2,138	1,594
Total operating revenues	$103,672	$84,732

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$6,941	$2,875
Package stores	2,251	1,589
	9,192	4,464
Corporate expenses, net of other revenues	(2,520)	(2,448)
Income from Operations	6,672	2,016
Interest expense	(737)	(598)
Interest and other income	45	37
Gain on extinguishment of debt	10,136	—
Gain on sale of property and equipment	33	—
Income Before for Income Taxes	$16,149	$1,455
Benefit (Provision) for Income Taxes	(1,004)	23
Net Income	15,145	1,478
Net Income Attributable to Noncontrolling Interests	4,715	791
Net Income Attributable to Flanigan’s Enterprises, Inc.
Stockholders	$10,430	$687

Depreciation and Amortization:
Restaurants	$1,756	$1,885
Package stores	261	264
	2,017	2,149
Corporate	289	292
Total Depreciation and Amortization	$2,306	$2,441

Capital Expenditures:
Restaurants	$7,640	$1,409
Package stores	683	206
	8,323	1,615
Corporate	1,360	556
Total Capital Expenditures	$9,683	$2,171

	July 3,	October 3,
	2021	2020
Identifiable Assets:
Restaurants	$59,933	$55,030
Package store	13,994	13,771
	73,927	68,801
Corporate	49,316	43,683
Consolidated Totals	$123,243	$112,484

Index

(13) SUBSEQUENT EVENTS:

Leases:

a. Miramar, Florida (“Flanigan’s Seafood Bar and Grill”)

During the fourth quarter of our fiscal year 2019, we entered into a Lease Agreement with a non-affiliated third party, (the “Landlord”), to rent approximately 6,000 square feet of commercial space for a restaurant location in a shopping center at 11225 Miramar Parkway, #250, Miramar, Florida 33024 (Store #25), which shopping center was under construction and where, subject to certain contingencies, we anticipate opening a new restaurant location. We plan to assign this Lease Agreement to a newly formed limited partnership in which we currently are (i) the sole general partner; and (ii) our wholly owned subsidiary is the sole limited partner. While there can be no assurances that we will be successful in doing so, we intend to sell limited partnership interests to third parties as well as affiliates of the Company in order to raise net proceeds, in an amount to be determined, which proceeds will be used to build out this potential restaurant location. We anticipate that the new restaurant location’s ownership and operating structure will be substantially similar to that of our other restaurants owned by limited partnerships. Subsequent to the end of the third quarter of our fiscal year 2021, we received notification from the Landlord that it had completed substantially all of the Landlord’s work under the Lease Agreement and was delivering possession of the leased premises to us. The anticipated affect of this lease on our right-of-use asset and lease liability will be approximately $2.8 million each.

b. Miramar, Florida (“Big Daddy’s Wine & Liquors”)

During the fourth quarter of our fiscal year 2019, we entered into a Lease Agreement with a non-affiliated third party, (the “Landlord”), to rent approximately 2,000 square feet of commercial space for a restaurant location in a shopping center at 11225 Miramar Parkway, #245, Miramar, Florida 33024 (Store #24), which shopping center was under construction and where, subject to certain contingencies, we anticipate opening a new retail package liquor store. Subsequent to the end of the third quarter of our fiscal year 2021, we received notification from the Landlord that it had completed substantially all of the Landlord’s work under the Lease Agreement and was delivering possession of the leased premises to us. The anticipated affect of this lease on our right-of-use asset and lease liability will be approximately $0.9 million each.

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

OVERVIEW

As of July 3, 2021, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries (“we”, “our”, “ours” and “us” as the context requires): (i) operates 27 units, consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and (ii) franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurants/package liquor stores. The table below provides information concerning the type (i.e., restaurant, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e., whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of July 3, 2021 and as compared to June 27, 2020. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service mark “Flanigan’s Seafood Bar and Grill” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”.

Types of Units	July 3, 2021	October 3, 2020	June 27, 2020
Company Owned: Combination package and restaurant	3	3	3	(1)
Restaurant only	7	7	7
Package store only	7	7	7

Company Operated Restaurants Only:
Limited Partnerships	8	8	8
Franchise	1	1	1
Unrelated Third Party	1	1	1

Total Company Owned/Operated Units	27	27	27
Franchised Units	5	5	5	(2)

Notes:

(1) During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), was damaged by a fire which has caused it to be closed since the first quarter of our fiscal year 2019. Store #19 remains closed through July 3, 2021.

(2) We operate a restaurant for one (1) franchisee. This unit is included in the table both as a franchised restaurant, as well as a restaurant operated by us.

In March 2020, a novel strain of coronavirus was declared a global pandemic and a National Public Health Emergency. The novel coronavirus pandemic and related “shelter-in-place” orders and other governmental mandates relating thereto (collectively, “COVID-19”) adversely affected and will, in all likelihood continue to adversely affect, our restaurant operations and financial results for the foreseeable future. Throughout the third quarter of our fiscal year 2021, in accordance with guidance from health officials, we have offered both indoor and outdoor food and bar options at all of our restaurants, with, among other precautions appropriate social distancing and mask requirements for all customers and employees.

Index

Franchise Financial Arrangement: In exchange for our providing management and related services to our franchisees and granting them the right to use our service marks “Flanigan’s Seafood Bar and Grill” and “Big Daddy’s Liquors”, our franchisees (four (4) of which are franchised to members of the family of our Chairman of the Board, officers and/or directors), are required to (i) pay to us a royalty equal to 1% of gross package store sales and 3% of gross restaurant sales; and (ii) make advertising expenditures equal to between 1.5% to 3% of all gross sales based upon our actual advertising costs allocated between stores, pro-rata, based upon gross sales.

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method of accounting. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of July 3, 2021, all limited partnerships have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	July 3, 2021		June 27, 2020
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$23,484	63.16	$14,514	62.44
Restaurant bar sales	5,617	15.10	1,630	7.01
Package store sales	8,082	21.74	7,099	30.55

Total Sales	$37,183	100.00	$23,243	100.00

Franchise related revenues	444		278
Rental income	250		151
Other operating income (Loss)	58		(9)

Total Revenue	$37,935		$23,663

Index

	-----------------------Thirty-Nine Weeks Ended-----------------------
	July 3, 2021		June 27, 2020
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$62,501	61.56	$51,469	61.91
Restaurant bar sales	15,110	14.88	12,836	15.44
Package store sales	23,923	23.56	18,833	22.65

Total Sales	$101,534	100.00	$83,138	100.00

Franchise related revenues	1,252		945
Rental income	663		554
Other operating income	223		95

Total Revenue	$103,672		$84,732

Comparison of Thirteen Weeks Ended July 3, 2021 and June 27, 2020.

Revenues. Total revenue for the thirteen weeks ended July 3, 2021 increased $14,272,000 or 60.31% to $37,935,000 from $23,663,000 for the thirteen weeks ended June 27, 2020 due primarily to increased package liquor store and restaurant sales, increased menu prices and the comparatively more adverse effects of COVID-19 on our operations during the thirteen weeks ended June 27, 2020 as compared with the thirteen weeks ended July 3, 2021. Effective December 6, 2020 and then effective April 11, 2021 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 2.45% and 4.60% annually, respectively, to offset higher food costs and higher overall expenses. Effective November 29, 2020 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 1.83% annually. Prior to these increases, we previously raised menu prices in the third quarter of our fiscal year 2019. We expect that Store #19 (2505 N. University Drive, Hollywood, Florida) will remain closed during our fiscal year 2021 due to damages caused by a fire on October 2, 2018 and accordingly do not expect to generate any revenue from it.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $23,484,000 for the thirteen weeks ended July 3, 2021 as compared to $14,514,000 for the thirteen weeks ended June 27, 2020. The increase in restaurant food sales for the thirteen weeks ended July 3, 2021 as compared to restaurant food sales during the thirteen weeks ended June 27, 2020 is attributable to menu price increases and the comparatively more adverse effects of COVID-19 on our operations during the thirteen weeks ended June 27, 2020 as compared with the thirteen weeks ended July 3, 2021. Comparable weekly restaurant food sales (for restaurants open for all of the thirteen weeks ended July 3, 2021 and June 27, 2020 respectively, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirteen weeks ended July 3, 2021 and June 27, 2020 due to a fire on October 2, 2018) and eight restaurants owned by affiliated limited partnerships) was $1,789,000 and $1,112,000 for the thirteen weeks ended July 3, 2021 and June 27, 2020, respectively, an increase of 60.88%. Comparable weekly restaurant food sales for Company owned restaurants only was $893,000 and $547,000 for the thirteen weeks ended July 3, 2021 and June 27, 2020 respectively, an increase of 63.25%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $896,000 and $565,000 for the thirteen weeks ended July 3, 2021 and June 27, 2020 respectively, an increase of 58.58%.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $5,617,000 for the thirteen weeks ended July 3, 2021 as compared to $1,630,000 for the thirteen weeks ended June 27, 2020. The increase in restaurant bar sales during the thirteen weeks ended July 3, 2021 is primarily due to the comparatively more adverse effects of COVID-19 on our operations during the thirteen weeks ended June 27, 2020 as compared with the thirteen weeks ended July 3, 2021, offset by the 2021 Price Increases and 2020 Price Increases. Comparable weekly restaurant bar sales (for restaurants open for all of the thirteen weeks ended July 3, 2021 and June 27, 2020 respectively, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirteen weeks ended July 3, 2021 and June 27, 2020 due to a fire on October 2, 2018), and eight restaurants owned by affiliated limited partnerships) was $432,000 for the thirteen weeks ended July 3, 2021 and $125,000 for the thirteen weeks ended June 27, 2020, an increase of 245.60%. Comparable weekly restaurant bar sales for Company owned restaurants only was $188,000 and $50,000 for the thirteen weeks ended July 3, 2021 and June 27, 2020 respectively, an increase of 276.00%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $244,000 and $75,000 for the thirteen weeks ended July 3, 2021 and June 27, 2020 respectively, an increase of 225.33%.

Index

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $8,082,000 for the thirteen weeks ended July 3, 2021 as compared to $7,099,000 for the thirteen weeks ended June 27, 2020, an increase of $983,000. This increase was primarily due to increased package liquor store traffic due to what appears to be continued increased demand for package liquor store products resulting from COVID-19. The weekly average of same store package liquor store sales, which includes nine (9) Company-owned package liquor stores, (excluding Store #19, which was closed for the thirteen weeks ended July 3, 2021 and June 27, 2020 due to a fire on October 2, 2018, but includes Store #45, which opened for business on October 10, 2019), was $622,000 and $546,000 for the thirteen weeks ended July 3, 2021 and June 27, 2020 respectively, an increase of 13.92%.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended July 3, 2021 increased $10,931,000 or 44.81% to $35,326,000 from $24,395,000 for the thirteen weeks ended June 27, 2020. The increase was primarily due to payroll and an expected general increase in food costs, offset by actions taken by management to reduce and/or control costs. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2021 for the same reasons. Operating costs and expenses decreased as a percentage of total revenue to approximately 93.12% in the third quarter of our fiscal year 2021 from 103.09% in the third quarter of our fiscal year 2020.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended July 3, 2021 increased to $19,137,000 from $10,756,000 for the thirteen weeks ended June 27, 2020. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 65.76% for the thirteen weeks ended July 3, 2021 and 66.63% for the thirteen weeks ended June 27, 2020. Gross profit margin for restaurant food and bar sales decreased during the third quarter of our fiscal year 2021 when compared to the third quarter of our fiscal year 2020 due to higher food costs, offset among other things by the menu price increases.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended July 3, 2021 increased to $2,171,000 from $1,856,000 for the thirteen weeks ended June 27, 2020, due primarily to increased package liquor store traffic which we believe is due to what appears to be continued increased demand caused by COVID-19. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 26.86% for the thirteen weeks ended July 3, 2021 and 26.14% for the thirteen weeks ended June 27, 2020.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended July 3, 2021 increased $4,635,000 or 58.57% to $12,548,000 from $7,913,000 for the thirteen weeks ended June 27, 2020. Payroll and related costs for the thirteen weeks ended July 3, 2021 were higher due primarily to increased performance bonuses, increased hours and higher costs for employees such as cooks. Payroll and related costs as a percentage of total revenue was 33.08% in the thirteen weeks ended July 3, 2021 and 33.44% of total revenue in the thirteen weeks ended June 27, 2020.

Index

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold purchases and rent expense associated with operating lease liabilities under ASC 842) for the thirteen weeks ended July 3, 2021 increased $6,000 or 0.36% to $1,651,000 from $1,645,000 for the thirteen weeks ended June 27, 2020. The limited increase in occupancy costs was primarily due to the termination of rent for our combination retail package liquor store and restaurant located at 5450 N. State Road 7, North Lauderdale, Florida (Store #40), the real property and improvements of which we purchased on December 31, 2020 and the elimination of occupancy costs due to the elimination of rent for our restaurant location which we are developing located at 14301 West Sunrise Boulevard, Sunrise, Florida (Store #85), the real property and improvements of which we purchased on March 2, 2021. We anticipate that our occupancy costs will decrease throughout the balance of our fiscal year 2021 for the same reason.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended July 3, 2021 increased $1,046,000 or 24.87% to $5,252,000 from $4,206,000 for the thirteen weeks ended June 27, 2020. Selling, general and administrative expenses decreased as a percentage of total revenue in the thirteen weeks ended July 3, 2021 to 13.84% as compared to 17.77% in the thirteen weeks ended June 27, 2020. We anticipate that our selling, general and administrative expenses as a percentage of total revenue will decrease throughout the balance of our fiscal year 2021 due primarily to increases in total revenue when compared to the balance of our fiscal year 2020.

Depreciation and Amortization. Depreciation and amortization expense for the thirteen weeks ended July 3, 2021 decreased $38,000 or 4.70% to $770,000 from $808,000 from the thirteen weeks ended June 27, 2020. As a percentage of total revenue, depreciation and amortization expense was 2.03% of revenue in the thirteen weeks ended July 3, 2021 and 3.41% of revenue in the thirteen weeks ended June 27, 2020.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended July 3, 2021 increased $14,000 to $210,000 from $196,000 for the thirteen weeks ended June 27, 2020. Interest expense, net, increased for the thirteen weeks ended July 3, 2021 due to interest on our borrowing of $2,200,000 during the second quarter of our fiscal year 2021 from an unrelated third party lender used to finance our purchase of the real property and improvements located at 14301 West Sunrise Boulevard, Sunrise, Florida (Store #85) (the “$2.2 Million Borrowing”) and the borrowing by six of our limited partnerships of an additional approximately $3.35 million of 2nd PPP Loans during the second quarter of our fiscal year 2021. Interest expense, net, will increase throughout the balance of our fiscal year 2021 due to (i) the $2.2 Million Borrowing; (ii) our borrowing of $4,300,000 during the third quarter of our fiscal year 2021 from an unrelated third party lender to re-finance our mortgage loan of our property located at 13105 – 13205 Biscayne Boulevard, North Miami, Florida (Store #20); and (iii) the borrowing by certain of our limited partnerships of an additional $3.35 million of 2nd PPP Loans during the second quarter of our fiscal year 2021, if not forgiven.

Income Taxes. Income tax for the thirteen weeks ended July 3, 2021 was an expense of $475,000, as compared to a benefit of $53,000 for the thirteen weeks ended June 27, 2020. Income tax for the third quarter of our fiscal year 2021 was not affected by the forgiveness of debt of certain of the PPP Loans, pursuant to the terms of the PPP Loans.

Net Income (Loss). Net income for the thirteen weeks ended July 3, 2021 increased $9,284,000 or 1,075.78% to $8,421,000 from a loss of $863,000 for the thirteen weeks ended June 27, 2020 due primarily to the forgiveness of debt of certain of the PPP Loans and increased revenue at our retail package liquor stores and restaurants, offset by higher food costs and overall expenses. As a percentage of revenue, net income for the thirteen weeks ended July 3, 2021 is 22.20%, as compared to (3.65%) in the thirteen weeks ended June 27, 2020.

Index

Net Income (Loss) Attributable to Stockholders. Net income attributable to stockholders for the thirteen weeks ended July 3, 2021 increased $7,654,000 or 1,682.20% to $7,199,000 from a loss of $455,000 for the thirteen weeks ended June 27, 2020 due primarily to the forgiveness of debt of certain of the PPP Loans and increased revenue at our retail package liquor stores and restaurants, offset by higher food costs and overall expenses. As a percentage of revenue, net income attributable to stockholders for the third quarter of our fiscal year 2021 is 18.98%, as compared to (1.92%) in the third quarter of our fiscal year 2020.

Comparison of Thirty-Nine Weeks Ended July 3, 2021 and June 27, 2020.

Revenues. Total revenue for the thirty-nine weeks ended July 3, 2021 increased $18,940,000 or 22.35% to $103,672,000 from $84,732,000 for the thirty-nine ended June 27, 2020 due primarily to increased package liquor store and restaurant sales, increased menu prices and the comparatively more adverse effects of COVID-19 on our operations during the thirty-nine weeks ended June 27, 2020 as compared with the thirty-nine weeks ended July 3, 2021. We expect that Store #19 (2505 N. University Drive, Hollywood, Florida) will remain closed during our fiscal year 2021 due to damages caused by a fire on October 2, 2018 and accordingly do not expect to generate any revenue from it.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $62,501,000 for the thirty-nine weeks ended July 3, 2021 as compared to $51,469,000 for the thirty-nine weeks ended June 27, 2020. The increase in restaurant food sales for the thirty-nine weeks ended July 3, 2021 as compared to restaurant food sales during the thirty-nine ended June 27, 2020 is attributable to menu price increases and the comparatively more adverse effects of COVID-19 on our operations during the thirty-nine weeks ended June 27, 2020 as compared with the thirty-nine weeks ended July 3, 2021. Comparable weekly restaurant food sales (for restaurants open for the thirty-nine weeks ended July 3, 2021 and June 27, 2020 respectively, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirty-nine weeks ended July 3, 2021 and June 27, 2020 respectively, due to a fire on October 2, 2018) and eight restaurants owned by affiliated limited partnerships) was $1,590,000 and $1,310,000 for the thirty-nine weeks ended July 3, 2021 and June 27, 2020 respectively, an increase of 21.37%. Comparable weekly restaurant food sales for Company owned restaurants only was $787,000 and $660,000 for the thirty-nine weeks ended July 3, 2021 and June 27, 2020 respectively, an increase of 19.24%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $803,000 and $650,000 for the thirty-nine weeks ended July 3, 2021 and June 27, 2020 respectively, an increase of 23.54%.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $15,110,00 for the thirty-nine weeks ended July 3, 2021 as compared to $12,836,000 for the thirty-nine weeks ended June 27, 2020. The increase in restaurant bar sales during the thirty-nine weeks ended July 3, 2021 is primarily due to menu price increases, offset by the comparatively more adverse effects of COVID-19 on our operations during the thirty-nine weeks ended June 27, 2020 as compared with the thirty-nine weeks ended July 3, 2021. Comparable weekly restaurant bar sales (for restaurants open for the thirty-nine weeks ended July 3, 2021 and June 27, 2020, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirty-nine weeks ended July 3, 2021 and June 27, 2020 due to a fire on October 2, 2018), and eight restaurants owned by affiliated limited partnerships) was $387,000 for the thirty-nine weeks ended July 3, 2021 and $329,000 for the thirty-nine weeks ended June 27, 2020 respectively, an increase of 17.63%. Comparable weekly restaurant bar sales for Company owned restaurants only was $165,000 and $149,000 for the thirty-nine weeks ended July 3, 2021 and June 27, 2020, respectively, an increase of 10.74%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $222,000 and $180,000 for the thirty-nine weeks ended July 3, 2021 and June 27, 2020, respectively, an increase of 23.33%.

Index

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $23,923,000 for the thirty-nine weeks ended July 3, 2021 as compared to $18,833,000 for the thirty-nine weeks ended June 27, 2020, an increase of $5,090,000. This increase was primarily due to increased package liquor store traffic due to what appears to be continued increased demand for package store products caused by COVID-19 . The weekly average of same store package liquor store sales, which includes nine (9) Company-owned package liquor stores, (excluding Store #19, which was closed for the thirty-nine weeks ended July 3, 2021 and June 27, 2020 respectively due to a fire on October 2, 2018, but includes Store #45, which opened for business on October 10, 2019), was $613,000 and $483,000 for the thirty-nine weeks ended July 3, 2021 and June 27, 2020 respectively, an increase of 26.92%.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirty-nine weeks ended July 3, 2021 increased $14,284,000 or 17.27% to $97,000,000 from $82,716,000 for the thirty-nine weeks ended June 27, 2020. The increase was primarily due to payroll and an expected general increase in food costs, offset by actions taken by management to reduce and/or control costs. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2021 for the same reasons. Operating costs and expenses decreased as a percentage of total revenue to approximately 93.56% in the thirty-nine weeks ended July 3, 2021 from 97.62% in the thirty-nine weeks ended June 27, 2020.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the thirty-nine weeks ended July 3, 2021 increased to $51,663,000 from $42,593,000 for the thirty-nine weeks ended June 27, 2020. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 66.57% for the thirty-nine weeks ended July 3, 2021 and 66.24% for the thirty-nine weeks ended June 27, 2020. Gross profit margin for restaurant food and bar sales increased during the thirty-nine weeks ended July 3, 2021 when compared to the thirty-nine weeks ended June 27, 2020 due to, among other things, menu price increases and the comparatively more adverse effects of COVID-19 on our operations during the thirty-nine weeks ended June 27, 2020 as compared with the thirty-nine weeks ended July 3, 2021, offset by higher food costs.

Package Store Sales. Gross profit for package liquor store sales for the thirty-nine weeks ended July 3, 2021 increased to $6,493,000 from $5,125,000 for the thirty-nine weeks ended June 27, 2020, due primarily to increased package liquor store traffic which we believe is due to what appears to be continues increased demand for package store products caused by COVID-19. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 27.14% for the thirty-nine weeks ended July 3, 2021 and 27.21% for the thirty-nine weeks ended June 27, 2020.

Payroll and Related Costs. Payroll and related costs for the thirty-nine weeks ended July 3, 2021 increased $5,893,000 or 22.17% to $32,475,000 from $26,582,000 for the thirty-nine weeks ended June 27, 2020. Payroll and related costs for the thirty-nine weeks ended July 3, 2021 were higher due primarily to increased performance bonuses, increased hours and higher costs for employees such as cooks. Payroll and related costs as a percentage of total revenue was 31.32% in the thirty-nine weeks ended July 3, 2021 and 31.37% of total revenue in the thirty-nine weeks ended June 27, 2020.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold purchases and rent expense associated with operating lease liabilities under ASC 842) for the thirty-nine weeks ended July 3, 2021 decreased $296,000 or 5.53% to $5,059,000 from $5,355,000 for the thirty-nine weeks ended June 27, 2020. The decrease in occupancy costs was primarily due to the termination of rent for our combination retail package liquor store and restaurant located at 5450 N. State Road 7, North Lauderdale, Florida (Store #40), the real property and improvements of which we purchased on December 31, 2020 and the elimination of occupancy costs due to the elimination of rent for our restaurant location which we are developing located at 14301 West Sunrise Boulevard, Sunrise, Florida (Store #85), the real property and improvements of which we purchased on March 2, 2021. We anticipate that our occupancy costs will decrease throughout the balance of our fiscal year 2021.

Index

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirty-nine weeks ended July 3, 2021 increased $729,000 or 4.75% to $16,088,000 from $15,359,000 for the thirty-nine weeks ended June 27, 2020. Selling, general and administrative expenses decreased as a percentage of total revenue in the thirty-nine weeks ended July 3, 2021 to 15.52% as compared to 18.13% in the thirty-nine weeks ended June 27, 2020. We anticipate that our selling, general and administrative expenses will decrease as a percentage of total revenue throughout the balance of our fiscal year 2021 due primarily to increases in total revenue when compared to the balance of our fiscal year 2020.

Depreciation and Amortization. Depreciation and amortization expense for the thirty-nine weeks ended July 3, 2021 decreased $135,000 or 5.53% to $2,306,000 from $2,441,000 from the thirty-nine weeks ended June 27, 2020. As a percentage of total revenue, depreciation and amortization expense was 2.22% of revenue in the thirty-nine weeks ended July 3, 2021 and 2.88% of revenue in the thirty-nine weeks ended June 27, 2020.

Interest Expense, Net. Interest expense, net, for the thirty-nine weeks ended July 3, 2021 increased $139,000 to $737,000 from $598,000 for the thirty-nine weeks ended June 27, 2020. Interest expense, net, increased for the thirty-nine weeks ended July 3, 2021 due to (i) the $2.2 Million Borrowing; and (ii) the borrowing by six of our limited partnerships of an additional approximately $3.35 million of 2nd PPP Loans, both of which borrowings occurred during the second quarter of our fiscal year 2021. Interest expense, net, will increase throughout the balance of our fiscal year 2021 due to (i) the $2.2 Million Borrowing; (ii) our borrowing of $4,300,000 during the third quarter of our fiscal year 2021 from an unrelated third party lender to re-finance our mortgage loan of our property located at 13105 – 13205 Biscayne Boulevard, North Miami, Florida (Store #20); and (iii) the borrowing by certain of our limited partnerships of an additional $3.35 million of 2nd PPP Loans during the second quarter of our fiscal year 2021, if not forgiven.

Income Taxes. Income tax for the thirty-nine weeks ended July 3, 2021 was an expense of $1,004,000, as compared to a benefit of $23,000 for the thirty-nine weeks ended June 27, 2020. Income tax for the thirty-nine weeks ended July 3, 2021 was not affected by the forgiveness of debt of certain of the PPP Loans, pursuant to the terms of the PPP Loans.

Net Income. Net income for the thirty-nine weeks ended July 3, 2021 increased $13,667,000 or 924.70% to $15,145,000 from $1,478,000 for the thirty-nine weeks ended June 27, 2020 due primarily to the forgiveness of debt of certain of the PPP Loans and increased revenue at our retail package liquor stores and restaurants, offset by higher food costs and overall expenses. As a percentage of revenue, net income for the thirty-nine weeks ended July 3, 2021 is 14.61%, as compared to 1.74% in the thirty-nine weeks ended June 27, 2020.

Net Income Attributable to Stockholders. Net income attributable to stockholders for the thirty-nine weeks ended July 3, 2021 increased $9,743,000 or 1,418.20% to $10,430,000 from $687,000 for the thirty-nine weeks ended June 27, 2020 due primarily to the forgiveness of debt of certain of the PPP Loans and increased revenue at our retail package liquor stores and restaurants, offset by higher food costs and overall expenses. As a percentage of revenue, net income attributable to stockholders for the thirty-nine weeks ended July 3, 2021 is 10.06%, as compared to 0.81% for the thirty-nine weeks ended June 27, 2020.

Index

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to advance pre-opening costs, including but not limited to pre-opening rent for the new locations. During the thirteen weeks ended July 3, 2021, we had one new restaurant location in Sunrise, Florida in the development stage. During the fourth quarter of our fiscal year 2019, we entered leases for two spaces adjacent to each other, to house a new “Flanigan’s Seafood Bar and Grill” as well as a “Big Daddy’s Wine and Liquors” in a shopping center in Miramar, Florida, which shopping center is currently under construction.

Menu Price Increases and Trends

During the third quarter of our fiscal year 2021, we increased menu prices for our food offerings (effective April 11, 2021) to target an increase to our food revenues of approximately 4.60% annually to offset higher food costs and higher overall expenses.

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

COVID-19 has and will continue to materially and adversely affect our restaurant business for what may be a prolonged period of time. This damage and disruption has resulted from events and factors that were impossible for us to predict and are beyond our control. As a result, COVID-19 has materially adversely affected our results of operations for the thirteen weeks ended July 3, 2021 and will, in all likelihood, impact our results of operations, liquidity and/or financial condition throughout the remainder of our fiscal year 2021. The extent to which our restaurant business may be adversely impacted and its effect on our operations, liquidity and/or financial condition cannot be accurately predicted.

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

Liquidity and Capital Resources

We fund our operations through cash from operations and borrowings from third parties. As of July 3, 2021, we had cash of approximately $31,953,000, an increase of $2,031,000 from our cash balance of $29,922,000 as of October 3, 2020. During the second quarter of our fiscal year 2021, we closed on the purchase of the real property and improvements located at 14301 West Sunrise Boulevard, Sunrise, Florida where we are developing a “Flanigan’s Seafood Bar and Grill” restaurant (Store #85) for $4,800,000. We financed this acquisition with a loan from an unrelated third-party lender in the principal amount of $2.2 million and paid cash for the balance. During the first quarter of our fiscal year 2021, we closed on the purchase of the real property and improvements located at 5450 N. State Road 7, North Lauderdale, Florida where we operate a combination “Flanigan’s Seafood Bar and Grill” restaurant and “Big Daddy’s Liquors” package liquor store (Store #40) and paid $1,200,000 cash at closing. During the third quarter of our fiscal year 2020, we, certain of the entities owning the limited partnership stores (the “LP’s”), franchised stores (the “Franchisees”) as well as the store we manage but do not own (the “Managed Store”) (collectively, the “Borrowers”), applied for and received loans from an unrelated third party lender (the “Lender”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $13.1 million (the “PPP Loans”), of which approximately: (i) $5.9 million was loaned to us; (ii) $4.1 million was loaned to 8 of the LP’s; (iii) $2.6 million was loaned to 5 of the Franchisees; and (iv) $0.5 million was loaned to the Managed Store. During the second quarter of our fiscal year 2021, we applied for forgiveness for all PPP Loans, including Franchisees and the Managed Store. As of July 3, 2021, the entire amount of principal and accrued interest was forgiven under the PPP Loans. During the first quarter of our fiscal year 2020, our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, re-financed its mortgage loan with an unrelated third party lender, increasing the principal amount borrowed from $2.72 million to $7.21 million.

Index

During the second quarter of our fiscal year 2021, 6 of the entities owning limited partnership stores (the “LP’s”) and the store we manage but do not own (the “Managed Store”) (collectively, the “Borrowers”), applied for and received net amounts of approximately $3.98 million from the 2nd PPP Loans, of which approximately: (i) $3.35 million was loaned to 6 of the LP’s ; and (ii) $0.63 million was loaned to the Managed Store.

Notwithstanding the negative effects of COVID 19 on our operations, we believe that our current cash availability from our cash on hand, positive cash flow from operations and borrowed funds will be sufficient to fund our operations and planned capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the thirty-nine weeks ended July 3, 2021 and June 27, 2020.

	---------Thirty-Nine Weeks Ended--------
	July 3, 2021	June 27, 2020
	(in Thousands)

Net cash provided by operating activities	$11,523	$7,437
Net cash used in investing activities	(8,374)	(2,448)
Net cash provided by (used in) financing activities	(1,118)	11,821

Net Increase in Cash and Cash Equivalents	2,031	16,810

Cash and Cash Equivalents, Beginning	29,922	13,672

Cash and Cash Equivalents, Ending	$31,953	$30,482

During the thirty-nine weeks ended July 3, 2021, we did not declare or pay a cash dividend on our capital stock. During the thirty-nine weeks ended June 27, 2020, due to the negative effects of COVID 19 on our operations, our Board of Directors cancelled a previously declared cash dividend of $.30 per share to shareholders of record on March 20, 2020 and payable on April 3, 2020. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Index

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During the thirty-nine weeks ended July 3, 2021, we acquired property, plant and equipment and construction in progress of $9,683,000, (of which $58,000 was for the purchase of a motor vehicle; $2,200,000 was for the purchase of real property; $14,000 was deposits recorded in other assets and $18,000 was purchase deposits transferred to construction in process as of October 3, 2020), which amount included $35,000 for the renovation to two (2) existing limited partnership restaurants and $70,000 for renovations to two (2) Company owned restaurants. During the thirty-nine weeks ended June 27, 2020, we acquired property, plant and equipment and construction in progress of $2,171,000, (of which $96,000 was deposits recorded in other assets and $2,000 was purchase deposits transferred to construction in process as of September 28, 2019), which amount included $263,000 for the renovation to two (2) existing limited partnership restaurants and $429,000 for renovations to five (5) Company owned restaurants.

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

Long-Term Debt

As of July 3, 2021, we had long-term debt of $20,211,000, as compared to $26,323,000 as of October 3, 2020. Our long term debt decreased due to the forgiveness of our PPP Loan and the PPP Loans of our limited partnerships. As of July 3, 2021, we are in compliance with the covenants of all loans with our lenders.

As of July 3, 2021, the aggregate principal balance owed from the financing of our property and general liability insurance policies, including the financing of our directors and officers liability insurance policy, but excluding coverage for our franchises, (of approximately $226,000), which are not included in our consolidated financial statements is $798,000.

Construction Contracts

a. 2505 N. University Drive, Hollywood, Florida (Store #19)

During the third quarter of our fiscal year 2019, we entered into an agreement with an unaffiliated third party architect for design and development services totaling $77,000 for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) which has been closed since October 2018 due to damages caused by a fire, of which $62,000 has been paid. Additionally, during the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work at this location totaling $1,618,000, (i) to connect the real property where this restaurant operated (Store #19) to city sewer and (ii) to construct a new building on the adjacent parcel of real property for the operation of a package liquor store. During our fiscal year 2020 and the first, second and third quarters of our fiscal year 2021, we agreed to change orders to the agreement for additional construction services increasing the total contract price by $490,000 to $2,107,000, of which $767,000 of the total amount obligated has been paid through July 3, 2021 and an additional $194,000 has been paid subsequent to the end of the third quarter of our fiscal year 2021.

Index

b. 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85)

During the third quarter of our fiscal year 2019, we also entered into an agreement with an unaffiliated third party design group for design and development services of our new location at 14301 W. Sunrise Boulevard, Sunrise, Florida 33323 (Store #85), for a total contract price of $122,000. During our fiscal year 2020, we agreed upon amendments to the $122,000 contract for additional design and development services which had the effect of increasing the total contract price by $18,000 to $140,000, of which $131,000 has been paid through July 3, 2021. Additionally, during the fourth quarter of our fiscal year 2020, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,236,000 and during the third quarter of our fiscal year 2021 we agreed to change orders to the agreement for additional interior renovations increasing the total contract price by $131,000 to $1,367,000, of which $820,000 has been paid through July 3, 2021 and an additional $101,000 has been paid subsequent to the end of the third quarter of our fiscal year 2021.

c. Miramar, Florida (“Flanigan’s Seafood Bar and Grill”)

During the fourth quarter of our fiscal year 2019, we entered into a Lease Agreement with a non-affiliated third party for the lease of a restaurant location in a shopping center at 11225 Miramar Parkway, #250, Miramar, Florida 33024 (Store #25). The shopping center is currently in the developmental stage and the Lease Agreement is still contingent upon our receipt of delivery of the leased premises by August 28, 2021. During the second quarter of our fiscal year 2021, we entered into an Architectural Professional Services Agreement with a third-party unaffiliated architect for design and development services for this new location (Store #25) for a total contract price of $73,850, which total amount has been paid in full through July 3, 2021.

d. Miramar, Florida (“Big Daddy’s Wine and Liquors”)

During the fourth quarter of our fiscal year 2019, we entered into a Lease Agreement with a non-affiliated third party for the lease of a retail package liquor store location in a shopping center at 11225 Miramar Parkway, #245, Miramar, Florida 33024 (Store #24). The shopping center is currently in the developmental stage and the Lease Agreement is still contingent upon our receipt of delivery of the leased premises by August 28, 2021. During the second quarter of our fiscal year 2021, we entered into an Architectural Professional Services Agreement with a third-party unaffiliated architect for design and development services for this new location (Store #24) for a total contract price of $18,650, which total amount has been paid in full through July 3, 2021.

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants, on November 9, 2020, we entered into a purchase agreement with our current rib supplier, whereby we agreed to purchase approximately $6,420,000 of baby back ribs during calendar year 2021 at a fixed cost. Subsequent to the end of the third quarter of our fiscal year 2021, we agreed to increase the fixed cost of the remaining baby back ribs for our calendar year 2021 by approximately $408,000 to ensure adequate supply for our restaurants during calendar year 2022.

Index

While we anticipate purchasing all of our rib supply from this vendor, we believe there are several other alternative vendors available, if needed.

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended July 3, 2021, June 27, 2020 and our fiscal year ended October 3, 2020.

Item	July 3, 2021	June 27, 2020	Oct. 3, 2020
	(in Thousands)

Current Assets	$39,768	$37,288	$36,508
Current Liabilities	20,796	21,164	25,362
Working Capital	$18,972	$16,124	$11,146

Our working capital increased during our fiscal quarter ended July 3, 2021 from our working capital for our fiscal quarter ended June 27, 2020 and our working capital as of October 3, 2020 due to our receipt of $3.35 million from the 2nd PPP Loans.

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that our cash on hand, positive cash flow from operations and borrowed funds will adequately fund operations, debt reductions and planned capital expenditures for the next twelve months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of July 3, 2021 held no equity securities.

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

Index

At July 3, 2021, we had two variable rate debt instruments outstanding that are impacted by changes in interest rates. The interest rate of both variable rate debt instruments is equal to the lender’s LIBOR Rate plus two and one-quarter percent (2.25%) per annum. The debt instruments further provide that the “LIBOR Rate” is a rate of interest equal to the British Bankers Association LIBOR Rate or successor thereto approved by the lender if the British Bankers Association is no longer making a LIBOR rate available. In January 2013, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”). In December 2016, we closed on a secured revolving line of credit which entitled us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”), which on December 28, 2017 converted to a term loan (the “Term Loan”).

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third-party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following two (2) interest rate swap agreements:

(i)        The first interest rate swap agreement entered into in January 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at July 3, 2021, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(ii)        The second interest rate swap agreement entered into in December 2016 and became effective December 28, 2017, relates to the Term Loan (the “Term Loan Swap”). The Term Loan Swap requires us to pay interest for a five (5) year period at a fixed rate of 4.61% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at July 3, 2021, the interest rate swap agreement is an effective hedging agreement and the fair value was not material

At July 3, 2021, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

Index

As of July 3, 2021, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934) . Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of July 3, 2021.

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

Remediation Measures

To address the material weakness described above we have been implementing and continue to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated and that such controls are designed, implemented and operating effectively. The remediation actions include (i) developing a training program for our accounting personnel designed to ensure that they have the relevant expertise related to the application of ASC 842; (ii) developing and maintaining documentation relating to ASC 842 to promote knowledge transfer when changes occur in personnel; (iii) implementing a management review plan to monitor the impact of ASC 842 with focus on our financial reporting processes, which includes the quarterly review of all new or remeasured leases from our outside consultants to ensure the proper classification; and (iv) reporting on the remediation measures to the Audit Committee and the Board of Directors.

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

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirty-nine weeks ended July 3, 2021 and June 27, 2020, we did not purchase any shares of our common stock. As of July 3, 2021, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

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

Exhibit 101.INS XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
Exhibit 101.SCH Inline XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document.
Exhibit 101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLANIGAN'S ENTERPRISES, INC.

Date: August 17, 2021	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)