Form 10-K
period 2021-10-02
FLANIGANS ENTERPRISES INC
filed 2022-01-14
CIK 12040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 2, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its annual report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of April 3, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $20,147,000 (based on the closing price of the common stock as reported on the NYSE AMERICAN of $23.77 per share).

There were 1,858,647 shares of the Registrant's Common Stock, $0.10 par value, outstanding as of January 14, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) hereof is incorporated by reference to portions of the Registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” “could”, “may”, “might”, “will” and “would” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to the future effects of the COVID 19 pandemic, the general expansion of our business, and other statements which are not statements of current or historical facts.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the dates on which they are made We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

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

PART I

ITEM 1. BUSINESS

General

As of October 2, 2021, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries (“we”, “our”, “ours” and “us” as the context requires), (i) operates 27 units, consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and (ii) franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurants/package liquor stores. The table below provides information concerning the type (i.e. restaurant, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of October 2, 2021 and as compared to October 3, 2020. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors.”

TYPES OF UNITS	FISCAL YEAR 2021	FISCAL YEAR 2020
Company-Owned:
Combination package liquor store and restaurant	3	3	(1)
Restaurant only	7	7
Package liquor store only	7	7

Company Managed Restaurants Only:
Limited partnerships	8	8
Franchise	1	1
Unrelated Third Party	1	1

TOTAL – Company-Owned/Operated Units	27	27

Franchised Units	5	5	(2)

____________________

Notes:

(1)	During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) was damaged by a fire which has caused it to be closed since the first quarter of our fiscal year 2019. Revenues and expenses from Store #19 for the time Store #19 was open during the first quarter of our fiscal year 2019 (two (2) days) are immaterial, with the exception of payroll. Store #19 remains closed.
(2)	We operate a restaurant for one (1) franchisee. This unit is included in the table both as a franchised restaurant as well as a Company-operated restaurant.

History and Development of Our Business

We were incorporated in Florida in 1959 and commenced operating as a chain of small cocktail lounges and package liquor stores throughout South Florida. By 1970, we had established a chain of "Big Daddy's" lounges and package liquor stores between Vero Beach and Homestead, Florida. From 1970 to 1979, we expanded our package liquor store and lounge operations throughout Florida and opened clubs in five other "Sun Belt" states. In 1975, we discontinued most of our package store operations in Florida except in the South Florida areas of Miami-Dade, Broward, Palm Beach and Monroe Counties. In 1982, we expanded our club operations into the Philadelphia, Pennsylvania area as general partner of several limited partnerships we organized. In March 1985, we began franchising package liquor stores and lounges in the South Florida area. See Note 16 to the consolidated financial statements and the discussion of franchised units on page 8.

During our fiscal year 1987, we began renovating our lounges to provide full restaurant food service, and subsequently renovated and added food service to most of our lounges. Food sales currently represent approximately 80.2% and bar sales approximately 19.8% of our total restaurant sales.

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

Entity	State Of Organization	Percentage Owned

Flanigan’s Management Services, Inc.	Florida	100
Flanigan’s Enterprises, Inc. of Georgia	Georgia	100
Flanigan’s Enterprises, Inc. of Pa.	Pennsylvania	100
Flanigan’s Enterprises of N. Miami, Inc.	Florida	100
CIC Investors #13, Limited Partnership	Florida	45
CIC Investors #25, Limited Partnership	Florida	100
CIC Investors #50, Limited Partnership	Florida	24
CIC Investors #55, Limited Partnership	Florida	49
CIC Investors #60, Limited Partnership	Florida	46
CIC Investors #65, Limited Partnership	Florida	28
CIC Investors #70, Limited Partnership	Florida	41
CIC Investors #80, Limited Partnership	Florida	27
CIC Investors #85, Limited Partnership	Florida	100
CIC Investors #90, Limited Partnership	Florida	5
Josar Investments, LLC	Florida	100
Flanigan’s Calusa Center, LLC	Florida	100
Flanigan’s Fish Company, LLC	Florida	51

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

Company-Owned Package Liquor Stores. We own and operate nine package liquor stores in the South Florida area under the name “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”, two of which are jointly operated with restaurants we own.

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

Restaurants Owned by Affiliated Limited Partnerships

We have invested along with others, (some of whom are or are affiliated with our officers and directors), in nine limited partnerships which currently own and operate nine South Florida based restaurants under our service mark “Flanigan’s Seafood Bar and Grill”. In addition to being a limited partner in these limited partnerships, we are the sole general partner of eight of these limited partnerships and manage and control the operations of these restaurants. We are only a limited partner in the limited partnership which owns and operates the restaurant located in Fort Lauderdale, Florida. We are currently developing “Flanigan’s” restaurants in Sunrise, Florida and Miramar, Florida, both of which will be owned by a limited partnership using the same or substantially similar financial arrangement and corporate structure as our other restaurants owned by limited partnerships, with the Company acting as the sole general partner of the limited partnerships. Additionally, we and certain of our affiliates may become limited partners in these limited partnerships.

Generally, the terms of the limited partnership agreements provide that until the investors’ cash investment in a limited partnership (including any cash invested by us) is returned in full, (available cash is distributed to the investors pro-rata based on ownership interest), the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant, as a return of capital, up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee and one-half (½) to the investors, (including us), pro-rata based on the investors’ investment, as a return of capital. Once all of the investors, (including us), have received, in full, amounts equal to their cash invested, an annual management fee becomes payable to us equal to one-half (½) of cash available to be distributed, with the other one-half (½) of available cash distributed to the investors (including us), as a profit distribution, pro-rata based on the investors’ investment. As of October 2, 2021, all eight (8) limited partnerships where we are the general partner and are eligible to receive a management fee, have returned to their respective investors all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by these limited partnerships. In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” service marks, which use is authorized while we act as general partner only. This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears. Whether we will have any additional restaurants under development in the future will be dependent, among other things, on market conditions and our ability to raise capital. We anticipate that we will continue to form limited partnerships to raise funds to own and operate restaurants under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” using the same or substantially similar financial arrangements.

Below is information on the nine limited partnerships which own and operate “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” restaurants:

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

Sunrise, Florida

During the second quarter of our fiscal year 2019, we entered into a Lease Agreement (the “Sunrise Lease Agreement”) with a non-affiliated third party to rent approximately 6,900 square feet of commercial space in Sunrise, Florida where, subject to certain conditions, we anticipate opening a new restaurant location under our “Flanigan’s” service mark. During the third quarter of our fiscal year 2019, we assigned the Sunrise Lease Agreement to a newly formed limited partnership in which we currently are (i) the sole general partner; and (ii) our wholly owned subsidiary is the sole limited partner. While there can be no assurances that we will be successful in doing so, we are currently selling limited partnership interests to third parties as well as affiliates of the Company in order to raise net proceeds, in the amount of $5,000,000, which proceeds will be used to renovate this potential restaurant location. We anticipate that the new restaurant location’s ownership and operating structure will be substantially similar to that of our other restaurants owned by limited partnerships. Through October 2, 2021, we have made capital contributions of $2,982,000, including construction in progress of $2,224,000, in this limited partnership.

Miramar, Florida

During the fourth quarter of our fiscal year 2019, we entered into a Lease Agreement (the “Miramar Lease Agreement”) with a non-affiliated third party to rent approximately 6,000 square feet of commercial space in Miramar, Florida where, subject to certain conditions, we anticipate opening a new restaurant location under our “Flanigan’s” service mark. Subsequent to the end of our fiscal year 2021, we assigned the Miramar Lease Agreement to a newly formed limited partnership in which we currently are (i) the sole general partner; and (ii) our wholly owned subsidiary is the sole limited partner. While there can be no assurances that we will be successful in doing so, we are currently selling limited partnership interests to third parties as well as affiliates of the Company in order to raise net proceeds, in the amount of $4,000,000, which proceeds will be used to renovate this potential restaurant location. We anticipate that the new restaurant location’s ownership and operating structure will be substantially similar to that of our other restaurants owned by limited partnerships. Through October 2, 2021, we have made capital contributions of $313,000, including construction in progress of $260,000, in this limited partnership.

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

Management Agreement for “The Whale’s Rib” Restaurant

Since January 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant. For our fiscal years ended October 2, 2021 and October 3, 2020, we generated $400,000 and $150,000 of revenue, respectively from providing these management services.

Operations and Management

We emphasize systematic operations and control of all package liquor stores and restaurants regardless of whether we own, franchise or manage the unit. Each unit has its own manager who is responsible for monitoring inventory levels, supervising sales personnel, food preparation and service in restaurants and generally assuring that the unit is managed in accordance with our guidelines and procedures. We have in effect an incentive cash bonus program for our managers and salespersons based upon various performance criteria. Our operations are supervised by supervisors, who visit units to provide on-site management and support. There are three supervisors responsible for package liquor store operations and six supervisors responsible for restaurant operations.

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

Negotiations with food suppliers are conducted by our purchasing department at our corporate headquarters. We believe this ensures that the best quality and prices will be available to each restaurant. Orders for food products are prepared by each restaurant's kitchen manager and reviewed by the restaurant's general manager before orders are placed. Food is delivered by the supplier directly to each restaurant. Orders are placed several times a week to ensure product freshness. Food inventory is primarily paid for monthly. We purchase food and other commodities for use in our operations based on market prices established with our suppliers. Many of the food products purchased by us can be subject to price volatility due to market supply and demand factors outside of our control. We mitigate the risk of supply shortages and obtain competitive prices by utilizing multiple qualified suppliers for substantially all our food products.

We negotiate short and long term agreements for certain of our principal food product requirements , depending on market conditions and expected demand. We evaluate the possibility of entering into arrangements to assist us in managing risk and variability associated with the supply and demand of food products.

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants, on November 9, 2020, we entered into a purchase agreement with our current rib supplier, whereby we agreed to purchase approximately $6,420,000 of baby back ribs during calendar year 2021 from this vendor at a fixed cost. During the third quarter of our fiscal year 2021, we agreed to increase the fixed cost of the remaining baby back ribs for our calendar year 2021 by approximately $408,000 to ensure adequate supply for our restaurants during calendar year 2022.

In order to ensure adequate supply of baby back ribs for our restaurants for calendar year 2022, on October 4, 2021, we entered into a purchase agreement with our current rib supplier, whereby we agreed to purchase approximately $10,414,000 of baby back ribs during calendar year 2022 from this vendor at market cost. Our purchase agreement provides for the purchase of “2.25 & Down Baby Back Ribs” (industry jargon for the weight range in which slabs of baby back ribs are sold), at a monthly cost of the average market price per pound of the prior 4 weeks.

While we anticipate purchasing all of our rib supply from this vendor, we believe there are several other alternative vendors available, if needed.

Information Technology

Our restaurant and package liquor store point of sale and back-office systems provide information regarding daily sales, cash receipts, inventory, food and beverage costs, labor costs and other controllable operating expenses. Our restaurants offer online ordering for to-go sales.

Restaurant and package liquor store hardware and software support is provided by both our internal support services team as well as third-party vendors. Each restaurant and package liquor store has a private high-speed wide area connection to send and receive critical business data as well as to access web-based applications securely as well as a failover capability. All of our core and critical applications are backed up to external data centers. To mitigate business interruptions, we utilize a data backup and replication infrastructure between our onsite and external data centers, so all data is replicated nightly between the sites.

We require cybersecurity awareness training for all staff members with access to our cyber systems. We also maintain cyber risk insurance coverage to further reduce our risk profile. Security of our financial data and other sensitive information remains a high priority for us, led by our information technology department. In an effort to further secure our customers’ credit card information, we employ an encryption and tokenization platform for all credit card transactions in our restaurants, ensuring no credit card data is stored in our internal systems.

Government Regulation

Our operations are subject to various federal, state and local laws affecting our business. In particular, our operations are subject to regulation by federal agencies and to licensing and regulation by state and local health, food preparation and safety, sanitation, alcoholic beverage control, safety and fire department agencies in the state or municipality where our units are located.

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

During our fiscal years 2021 and 2020, no significant pending matters have been initiated concerning any of our licenses which might be expected to result in a revocation of a liquor license or other significant actions against us.

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

A significant number of our hourly restaurant staff members receive income from gratuities. Many of our locations participate voluntarily in a Tip Reporting Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service (“IRS”). By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA tax assessments for unreported or underreported tips.

We are also subject to laws relating to information security, privacy, cashless payments and consumer credit protection and fraud.

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

Human Capital

We depend on our staff members to successfully execute all aspects of our day-to-day operations. Our ability to attract highly-motivated staff members and retain an engaged, experienced team is key to successful execution of our strategy. We are currently operating in a competitive labor environment. If we are unable to retain qualified restaurant management and operating personnel in an increasingly competitive market, we may be unable to effectively operate and grow our business and revenues, which could materially adversely affect our financial performance.

Development and Training

We invest resources to ensure our staff receive training in order to maximize their potential. In addition, we strive to provide our staff with career advancement opportunities. Our training programs allow us to fill certain of our management positions with internal candidates.

Benefits and Wellness

We believe access to healthcare is a compelling benefit for many staff members and we offer healthcare benefits to our hourly staff members who work a minimum of 30 hours per week, on average. We attempt to provide a robust suite of benefits and wellness offerings.

Employee Engagement

Listening to our staff members is an essential part of building an engaged workforce, and we provide avenues for staff to share their ideas and concerns.

As of our fiscal year end 2021, we employed 1,555 persons, of which 665 were full-time and 890 were part-time. Of these, 51 were employed at our corporate offices in administrative capacities and 12 were employed in maintenance. Of the remaining employees, 58 were employed in our package liquor stores and 1,434 in our restaurants. None of our employees are represented by collective bargaining organizations. We consider our labor relations to be favorable.

Giving Back

Another key aspect of our culture is giving back to the communities where our staff live and work, and uniting our staff members around charitable causes personal to them. We periodically donate philanthropic organizations through campaigns designed to engage our staff company-wide service programs, as follows:

•	Breast Cancer Awareness – We donate $10,000 to local Breast Cancer Support organizations.
•	Donated over $100,000 to HOPE mission over five years through our Flanigan’s Rockin’ Rib Run. Money is used for disaster and hunger relief all over the world, youth outreach, and community building.
•	Achievement Awards – We provide schools in Miami-Dade, Broward, and Palm Beach County with free meal coins and achievement awards throughout the year. We give out approximately 30,000 awards every year.
•	Fishing Tournaments/Marine Conservation – We donate to fishing tournaments and beach cleanup projects.
•	Supporting the local community – We donate funds to boy scouts, baseball teams, schools, etc.
•	Habitat for Humanity – We have sponsored multiple home building projects through Habitat for Humanity.
•	Sheridan House – We donated 500 backpacks to underprivileged children. We also collect and donate school supplies annually.
•	Hurricane Relief – We donated $10,000 to the Bahamas after Hurricane Dorian.
•	Reclaimed Wood – All of our locations use reclaimed wood on interior walls.

We also believe our sustainability programs and initiatives like restaurant-based composting and recycling and replacing our off-premise packaging with materials that reduce the use of plastics and improve recyclability serve to foster pride in our staff.

COVID -19 Pandemic

Key to our management of human capital during the COVID-19 pandemic were our decisions to 1) obtain adequate personal protective equipment for our staff and require the use of face masks by our restaurant teams in addition to any jurisdictional requirements in an effort to keep our teams and customers safe; 2) institute a special paid time off program with the goal of ensuring that hourly staff and managers could afford to take adequate time off from work to care for their health and the health of their families; 3) implement work from home support, increased sanitization of high touch, high traffic areas in our restaurants, package liquor stores and corporate offices; and 4) for certain periods during the pandemic, with their consent, reduce the salaries of all of our non-executive corporate office personnel by 20%, the base salaries of our Chief Operating Officer and Chief Financial Officer by 50%, and the waiver by our Chief Executive Officer of his base salary.

Executive Officers

Name	Positions and Offices Currently Held	Age	Office or Position Held Since
James G. Flanigan	Chairman of the Board of Directors, Chief Executive Officer and President	57	(1)
August Bucci	Chief Operating Officer and Executive Vice President	77	2002
Jeffrey D. Kastner	Chief Financial Officer, General Counsel and Secretary	68	(2)
Christopher O’Neil	Vice President of Package Operations	56	2016

----------------

(1) Chairman of the Board of Directors, Chief Executive Officer since 2005; President since 2002.

(2) Chief Financial Officer since 2004; Secretary since 1995; and General Counsel since 1982.

Flanigan’s 401(k) Plan

Effective July 1, 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and/or matching contributions. During our fiscal years ended October 2, 2021 and October 3, 2020, the Board of Directors approved discretionary matching contributions totaling $59,000 and $81,000, respectively.

Coronavirus Pandemic

In March 2020, a novel strain of coronavirus was declared a global pandemic and a National Public Health Emergency. The novel coronavirus pandemic and related suggested and mandated social distancing and “shelter-in-place” orders and other governmental mandates relating thereto (collectively, “COVID-19”) caused significant disruptions to our business, adversely affected and will, in all likelihood continue to adversely affect, our restaurant operations and financial results for the foreseeable future. Throughout our fiscal year 2021, in accordance with guidance from health officials, we offered both indoor and outdoor food and bar options at all of our restaurants, with, among other precautions appropriate social distancing and mask requirements for all customers and employees.

During the third quarter of our fiscal year 2020, we, certain of the entities owning the limited partnership stores (the “LP’s”), franchised stores (the “Franchisees”) as well as the store we manage but do not own (the “Managed Store”), (collectively, the “Borrowers”), applied for and received loans from an unrelated third party lender pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $13.1 million, (the “PPP Loans”), of which approximately: (i) $5.9 million was loaned to us; (ii) $4.1 million was loaned to eight of the LP’s; (iii) $2.6 million was loaned to five of the Franchisees; and (iv) $0.5 million was loaned to the Managed Store. The PPP Loans to the Franchisees and the Managed Store are not included in our consolidated financial statements. During our fiscal year 2021, we applied for and received forgiveness the entire amount of principal and accrued interest on all PPP Loans, including Franchisees and the Managed Store.

During the second quarter of our fiscal year 2021, certain of the LPs, as well as the Managed Store, applied for and received 2nd PPP loans, in the aggregate principal amount of approximately $3.98 million (the “2nd PPP Loans”), of which approximately: (i) $3.46 million was loaned to six of the LP’s; and (iv) $0.52 million was loaned to the Managed Store.

The 2nd PPP Loans, which are in the form of notes issued by each of the Borrowers, mature five (5) years from the date of funding (March 23, 2021) and bear interest at a rate of 1.00% per annum, payable monthly commencing after the U.S. Small Business Administration makes a determination of the forgiveness of the 2nd PPP Loans. The notes may be prepaid by the applicable Borrower at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loans have been available to the respective Borrower to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, including rent and interest on mortgages and other debt obligations incurred before February 15, 2020. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent the proceeds of the 2nd PPP Loans are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. Subsequent to the end of our fiscal year 2021, we applied for and received forgiveness of the entire amount of principal and accrued interest on all 2nd PPP Loans.

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

As of October 2, 2021, we are in compliance with the financial covenants contained in our loans with our unrelated third party institutional lender (the “Institutional Lender”) under which we owe in the aggregate, approximately $17,096,000 (the “Institutional Loans”).

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

General Liability Insurance

We have general liability insurance which incorporates a deductible of $10,000 per occurrence for both us and the limited partnerships. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our deductible, up to a maxi mum aggregate of $2,000,000 per year. During our fiscal year 2021, we were able to purchase excess liability insurance at a reasonable premium, whereby our excess insurance carrier is responsible for $10,000,000 coverage above our primary general liability insurance coverage. We are uninsured against liability claims in excess of $11,000,000 per occurrence and in the aggregate. We are in discussions to secure general liability and excess liability insurance for the period commencing after the expiration of the current policies on December 30, 2021.

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

Property Insurance; Windstorm Insurance; Deductibles

For the policy year beginning December 30, 2021, our property insurance is a one (1) year policy with an unaffiliated third party insurance carrier, including coverage for properties leased by us and our consolidated limited partnerships, and provides for full insurance coverage for property losses, including those caused by windstorm, such as a hurricane. We are in discussions to secure property insurance for the period commencing after the expiration of the current policy on December 30, 2021. For property losses caused by windstorm, the property insurance has a fixed deductible of $100,000, plus 5% of all insured losses, per occurrence. For all other property losses, the property insurance has deductibles of $10,000 per location, per occurrence. We are in discussions to secure property insurance for the period commencing after the expiration of the current policy on December 30, 2021.

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

Our package liquor stores compete directly or indirectly with local retailers and discount "superstores". Due to the competitive nature of the liquor industry in South Florida, we have had to adjust our pricing to stay competitive, including meeting all competitors’ advertisements. Such practices will continue in the package liquor business. We believe that we have a competitive position in our market because of widespread consumer recognition of the "Big Daddy's Liquors" and “Big Daddy’s Wine & Liquors” names.

Our restaurants compete directly or indirectly with many well-established competitors, both nationally and locally owned. We believe that we have a competitive position in our market because of widespread consumer recognition of the "Flanigan’s Seafood Bar and Grill" and “Flanigan’s” names.

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

Trade Names

We operate our package liquor stores and restaurants under the service marks; "Big Daddy's Liquors", “Big Daddy’s Wine & Liquors”, "Flanigan's Seafood Bar and Grill", and “Flanigan’s”. Our right to the use of the "Big Daddy's" service mark is set forth under a consent decree of a federal court entered into by us in settlement of federal trademark litigation. The consent decree and the settlement agreement allow us to continue to use and to expand our use of the "Big Daddy's” service mark in connection with our package liquor sales in Florida, while restricting future liquor sales in Florida under the "Big Daddy's" name by the other party who has a federally registered service mark for "Big Daddy's" use in the restaurant business. The federal court retained jurisdiction to enforce the consent decree. We have acquired registered Federal trademarks on the principal register for our “Big Daddy’s Liquors”, "Flanigan's" and “Flanigan’s Seafood Bar and Grill” service marks.

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

Risks Related to COVID-19 Pandemic

The Novel Coronavirus (COVID-19) Pandemic Has Had A Significant Impact On Our Operations Since March 2020 And Could Materially And Adversely Affect Our Future Business And Financial Results.

In March 2020, a novel strain of coronavirus was declared a global pandemic and a National Public Health Emergency. The novel coronavirus pandemic and related suggested and mandated social distancing and “shelter-in-place” orders and other governmental mandates relating thereto (collectively, “COVID-19”) caused significant disruptions to our business, adversely affected and will, in all likelihood continue to adversely affect, our restaurant operations and financial results for the foreseeable future, particularly if further government directives are put in place for a significant amount of time. Throughout our fiscal year 2021, in accordance with guidance from health officials, we offered both indoor and outdoor food and bar options at all of our restaurants, with, among other precautions, appropriate social distancing and mask requirements for all customers and employees.

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

In the second quarter of fiscal 2020, our Board of Directors voted to cancel a previously declared cash dividend due to uncertainty surrounding the duration of closures of our dining rooms and other restrictions mandated by state and local governments in response to COVID-19. During our fiscal year 2021, our Board of Directors did not declare a cash dividend due to uncertainty surrounding the duration of restrictions mandated by state and local governments in response to COVID-19.

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

Risks Related to Our Business

If we are unable to staff and retain qualified restaurant and package liquor store management and operating personnel in an increasingly competitive market, we may be unable to effectively operate and grow our business and revenues, which could materially adversely affect our financial performance.

Similar to the broader economy, we are experiencing labor shortfalls relative to our sales levels in certain parts of our workforce. If we are unable to attract and retain qualified people, our restaurants could be short staffed, we may be forced to incur overtime expenses, and our ability to operate and expand our concepts effectively and to meet our customers’ demand could be limited, any of which could materially adversely affect our financial performance.

We have experienced and continue to experience significant labor cost inflation. If we are unable to offset higher labor costs, our cost of doing business will significantly increase, which could materially adversely impact our financial performance.

Increases in minimum wages and minimum tip credit wages, extensions of personal and other leave policies, other governmental regulations affecting labor costs and a diminishing pool of potential staff members when the unemployment rate falls and legal immigration is restricted, especially in certain localities, could significantly increase our labor costs and make it more difficult to fully staff our restaurants, any of which could materially adversely affect our financial performance.

We believe the United States federal government may significantly increase the federal minimum wage and tip credit wage (or eliminate the tip credit wage) and require significantly more mandated benefits than what is currently required under federal law. In addition to increasing the overall wages paid to our minimum wage and tip credit wage earners, these increases create pressure to increase wages and other benefits paid to other staff members who, in recognition of their tenure, performance, job responsibilities and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage. Because we employ a large workforce, any wage increase and/or expansion of benefits mandates will have a particularly significant impact on our labor costs. Our vendors, contractors and business partners are similarly impacted by wage and benefit cost inflation, and many have or will increase their price for goods, construction and services in order to offset their increasing labor costs.

Our labor expenses include significant costs related to our health benefit plans. Health care costs continue to rise and are especially difficult to project. Material increases in costs associated with medical claims, or an increase in the severity or frequency of such claims, may cause health care costs to vary substantially from year-over-year. Given the unpredictable nature of actual health care claims trends, including the severity or frequency of claims, in any given year our health care costs could significantly exceed our estimates, which could materially adversely affect our financial performance.

Any significant changes to the healthcare insurance system could impact our healthcare costs. Material increases in healthcare costs could materially adversely affect our financial performance.

While we try to offset labor cost increases through price increases, more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that these efforts will be successful. If we are unable to effectively anticipate and respond to increased labor costs, our financial performance could be materially adversely affected.

Our Sales and Profit Growth Could Be Adversely Affected If Comparable Restaurant Sales Increases Are Less Than We Expect, and We May Not Successfully Increase Comparable Restaurant Sales or They May Decrease.

While future sales growth will depend substantially on our opening new restaurants, changes in comparable restaurant sales (which represent the change in period-over-period sales for restaurants) will also affect our sales growth and will continue to be a critical factor affecting profit growth. This is because the profit margin on comparable restaurant sales is generally higher, as comparable restaurant sales increases enable fixed costs to be spread over a higher sales base. Conversely, declines in comparable restaurant sales can have a significant adverse effect on profitability due to the loss of the positive impact on profit margins associated with comparable restaurant sales increases. There is no assurance that comparable restaurant sales will increase in fiscal year 2022 due to, among other things, ongoing consumer and economic uncertainty.

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

COVID-19 has had a significant impact on domestic economies and will likely continue to negatively impact these economies for some time. Dining out is a discretionary expense. In addition to COVID-19, factors that affect consumer behavior and spending for restaurant dining, such as changes in general economic conditions (including national, regional and local economic conditions), discretionary spending patterns, employment levels, instability in the housing market, and high energy and food costs may have a material adverse effect on us. If economic conditions worsen, our financial performance could be adversely affected.

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

Our Business Could Be Materially Adversely Affected If We Are Unable To Expand In A Timely And Profitable Manner.

To grow successfully, we must open new restaurants and/or package liquor stores on a timely and profitable basis. We have experienced delays in restaurant and/or package liquor store openings from time to time and may experience delays in the future. During our fiscal year 2021, we continued developing our new restaurants in Sunrise, Florida (Store #85) and Miramar, Florida (Store #25). During our fiscal year 2021, we also continued developing our new package liquor store in Miramar, Florida (Store #24).

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

Increases In Employee Minimum Wages By The Federal Or State Government Could Adversely Affect Business.

Certain of our Company employees are paid wages that relate to federal and state minimum wage rates. Increases in the minimum wage rates, such as fixed annual increases in the State of Florida minimum wage, may significantly increase our labor costs. In addition, since our business is labor-intensive, shortages in the labor pool or other inflationary pressure could increase labor costs, which could harm our financial performance.

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

Concerns relating to pandemics and other diseases, food safety and food-borne illness could reduce customer traffic to our restaurants, disrupt our food supply chain or cause us to be the target of litigation, which could materially adversely affect our financial performance.

The COVID-19 pandemic has had a significant adverse impact on our customer traffic and ability to operate our restaurants and may continue to do so for the foreseeable future. Future pandemics and other diseases may have a similar or more severe impact.

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

Local Licensure, Zoning and Other Regulation

Each of our restaurants is also subject to state and local licensing and regulation by health, alcoholic beverage, sanitation, food and workplace safety and other agencies. We may experience material difficulties or failures in obtaining the necessary licenses or approvals for new restaurants, which could delay planned restaurant openings. In addition, stringent and varied requirements of local regulators with respect to zoning, and use and environmental factors could delay or prevent development of new restaurants in particular locations.

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

Our Success May Depend on the Continued Service and Availability of Key Personnel.

Our Chairman and Chief Executive Officer and President, James Flanigan, has been the principal architect of our business strategy since 2002. August Bucci, Jeffrey Kastner and Christopher O’Neil, our Chief Operating Officer, Chief Financial Officer and Vice President of Package Operations, respectively, have also served with us since 2002 in the case of Mr. Bucci, since 2004 in the case of Mr. Kastner and 2016 in the case of Mr. O’Neil, and much of our growth has occurred under their direction as well. We believe our executive officers have created an employee culture, food culture and business strategy at our company that has been critical to our success and that may be difficult to replicate under another management team. We also believe that it may be difficult to locate and retain executive officers who are able to grasp and implement our unique strategic vision. If our company culture were to deteriorate following a change in leadership, or if a new management team were to be unsuccessful in executing our strategy or were to change important elements of our current strategy, our growth prospects or future operating results may be adversely impacted.

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

Primarily due to the COVID-19 pandemic, our revenue derived from digital orders, which includes delivery and customer pickup has increased substantially. While we are uncertain as to whether this business will continue to increase and/or be significant, we have implemented technology, targeted advertising and promotions and to some extent remodeled our restaurants, to accommodate the growth of our digital business. If we do not continue to grow our digital business, it may be difficult for us to recoup these costs or achieve our sales growth potential. We rely on third-party delivery services to fulfill package store delivery orders, and the ordering and payment platforms used by these third-parties, or online ordering system, could be interrupted by technological failures, user errors, cyber-attacks or other factors, which could adversely impact sales through these channels and negatively impact our reputation. Additionally, our delivery partners are responsible for order fulfillment and errors or failures to make timely deliveries could cause guests to stop ordering from us. The third-party delivery business is competitive, with a number of players competing for market share and delivery drivers. If the third-party delivery services that we utilize cease or curtail operations, increase their fees, or give greater priority or promotions on their platforms to our competitors, our delivery business and our sales may be negatively impacted

Our institutional lender will no longer originate, renew or modify loans at LIBOR effective January 1, 2022.

Beginning January 1, 2022, our institutional lender will no longer originate, renew or modify loans at LIBOR, except in limited situations. The limited exceptions include our LIBOR transactions which reduce or hedge our LIBOR exposure on contracts entered into before January 1, 2022.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1B.

ITEM 2.	PROPERTIES.

Our operations are conducted primarily on leased property with the exception of the following:

(i)	a 10,000 square foot stand-alone building located in Fort Lauderdale, Florida that we purchased in December 1999, which since April 2001 has housed our corporate headquarters;

(ii)	a 4,600 square foot stand-alone building located in Hallandale, Florida that we purchased in July 2006 and which since September 1968 has housed our Hallandale, Florida Company-owned combination restaurant and package liquor store (Store #31);

(iii)	a 4,120 square foot stand-alone building in Hollywood, Florida we constructed in November 2003, upon real property we acquired in September 2001 pursuant to a 25 year ground lease interest, (a portion of this building is leased to an unaffiliated third party), and which since November 2003 has housed our Hollywood, Florida Company-owned package liquor store (Store #4);

(iv)	a 4,500 square foot stand-alone building located in Hollywood, Florida that we purchased in October 2009 and which housed our Hollywood, Florida Company-owned combination restaurant and package liquor store (Store #19) from March, 1972 until it was destroyed by fire on October 2, 2018 and the vacant parcel of real property adjacent thereto which we purchased in February 2015;

(v)	a 4,600 square foot stand-alone building located in Fort Lauderdale, Florida that we purchased in August 2010 and which since December 1968 has housed our Fort Lauderdale, Florida Company-owned restaurant (Store #22);

(vi)	a 5,100 square foot stand-alone building in North Miami, Florida that we purchased in November 2010; the two parcels of real property adjacent thereto which we purchased in December 2012, one of which is contiguous to the real property and which we previously leased for non-exclusive parking and the vacant parcel of real property adjacent to the two parcels of real property which we purchased in March 2017. The stand-alone building housed our North Miami, Florida Company-owned combination restaurant and package liquor store, (Store #20), from July, 1968 until June 2017 when the package liquor store was re-located to a new building we constructed on the adjacent property;

(vii)	a 23,678 square foot two building shopping center in Miami, Florida that we purchased in November 2010: (A) one stand-alone building, approximately 18,828 square feet, (i) houses our recently opened (October 2019) new package liquor store and (ii) is otherwise leased to ten unaffiliated third party retailers; and (B) the second stand-alone building, approximately 4,850 square feet, has housed our Kendall, Florida based restaurant since April 4, 2000, which is owned by our affiliated limited partnership (Store #70);

(viii)	a 6,400 square foot building in Fort Lauderdale, Florida that we purchased in February 2014, 4,000 square feet of which has been leased to a related franchisee (Store #15) since April 1, 1997 and the balance (2,400 square feet) of which we use as storage. In August 2018 we purchased the real property and quadraplex adjacent thereto to insure adequate parking for the franchised restaurant in the future, if needed;

(ix)	a 6,000 square foot stand-alone building in Fort Lauderdale, Florida and the vacant real property diagonally adjacent that we purchased in October 2015, which we use as office and warehouse space, covered parking for our food truck and as a storage yard; and
(x)	a 6,900 square foot stand-alone building in Sunrise, Florida, which will house our Sunrise, Florida based restaurant currently being developed, which will be owned by an affiliated limited partnership (Store #85).

All of our units require periodic refurbishing in order to remain competitive. We have budgeted $1,000,000 for our refurbishing program for fiscal year 2022. See Item 7, "Liquidity and Capital Resources" for discussion of the amounts spent in fiscal year 2021.

The following table summarizes information related to the properties upon which our operations are conducted:

Name and Location	Approx. Square Footage	Seats	Franchised/ Owned by	Lease Terms
Big Daddy's Liquors #4 Flanigan's Enterprises Inc. (5) 7003 Taft Street Hollywood, Florida	1,978	N/A	Company	3/1/02 to 2/28/27 Options to 2/28/47
Big Daddy's Liquors #7 Flanigan's Enterprises, Inc. 1550 W. 84th Street Hialeah, Florida	1,450	N/A	Company	11/1/00 to 10/31/25
Big Daddy's Liquors #8 Flanigan's Enterprises, Inc. 959 State Road 84 Fort Lauderdale, Florida	4,084	N/A	Company	5/1/99 to 4/30/24 Option to 4/30/29
Flanigan’s Seafood Bar and Grill #9 Flanigan’s Enterprises, Inc. 1550 W. 84th Street Hialeah, Florida	4,700	130	Company	1/1/10 to 12/31/24 Options to 12/31/49
Flanigan's Legends Seafood Bar and Grill #11 11 Corporation, Inc. (1) 330 Southern Blvd. W. Palm Beach, Florida	5,000	150	Franchise	1/4/00 to 1/3/25
Flanigan's Seafood Bar and Grill #12 Flanigan’s Enterprises, Inc. 2405 Tenth Ave. North Lake Worth, Florida	5,000	180	Company	11/16/92 to 11/15/23 Options to 11/15/38
Flanigan's Seafood Bar and Grill #14 Big Daddy's #14, Inc. (1) (4) 2041 NE Second St. Deerfield Beach, Florida	3,320	90	Franchise	6/1/79 to 6/1/24 Options to 6/1/34
Flanigan’s Seafood Bar and Grill #15 CIC Investors #15 Ltd. (1) (7) 1479 E. Commercial Blvd. Ft. Lauderdale, Florida	4,000	90	Franchise/ Limited Partnership	1/1/09 to 8/31/26 Options to 8/31/36

Name and Location	Approx. Square Footage	Seats	Franchised/ Owned by	Lease Terms
Flanigan’s Seafood Bar and Grill #18 Twenty Seven Birds Corp. (1) (2) 2721 Bird Avenue Miami, Florida	4,500	200	Franchise	2/15/72 to 12/31/25 Options to 12/31/35
Big Daddy's Liquors #18 Twenty Seven Birds Corp. (1) (2) 2988 S.W. 27th Avenue Miami, Florida	3,000	N/A	Franchise	2/15/72 to 12/31/25 Options to 12/31/35
Flanigan’s Wine & Liquors #19 (8) Flanigan’s Enterprises, Inc. 7990 Davie Road Extension Hollywood, Florida	3,000	N/A	Company	Company-Owned
Flanigan’s Seafood Bar and Grill #19 (8) Flanigan’s Enterprises, Inc. 2505 N. University Dr. Hollywood, Florida	4,500	160	Company	Company-Owned
Flanigan's Seafood Bar and Grill #20 Flanigan's Enterprises, Inc. 13205 Biscayne Blvd. North Miami, Florida	5,100	150	Company	Company-Owned
Big Daddy’s Liquors #20 Flanigan's Enterprises, Inc. 13185 Biscayne Blvd. North Miami, Florida	2,500	N/A	Company	Company-Owned
Flanigan's Seafood Bar and Grill #22 Flanigan's Enterprises, Inc. 2600 W. Davie Blvd. Ft. Lauderdale, Florida	4,100	200	Company	Company-Owned
Big Daddy’s Wine & Liquors #24 Flanigan’s Enterprises, Inc. (11) 11225 Miramar Parkway, #245 Miramar, Florida	2,000	N/A	Company	3/5/22 to 3/5/32 Options to 3/5/47

Name and Location	Approx. Square Footage	Seats	Franchised/ Owned by	Lease Terms
Flanigan's Seafood Bar and Grill #31 Flanigan's Enterprises, Inc. 4 N. Federal Highway Hallandale, Florida	4,600	150	Company	Company-Owned
Flanigan's Seafood Bar and Grill #33 Flanigan’s Enterprises, Inc. 45 S. Federal Highway Boca Raton, Florida	4,620	130	Company	10/1/10 to 6/30/30
Big Daddy's Liquors #34 Flanigan's Enterprises, Inc. 9494 Harding Ave. Surfside, Florida	3,000	N/A	Company	5/29/97 to 5/28/22 Options to 5/28/37
Flanigan's Seafood Bar and Grill #40 Flanigan's Enterprises, Inc. 5450 N. State Road 7 N. Lauderdale, Florida	4,600	140	Company	Company-Owned
Piranha Pat's #43 BD 43 Corporation (1) (2) 2500 E. Atlantic Blvd. Pompano Beach, Florida	4,500	90	Franchise	12/1/72 to 11/30/22
Big Daddy’s Liquors #45 Flanigan’s Enterprises, Inc. 12776 S.W. 88th Street Miami, Florida	3,250	N/A	Company	7/1/19 to 6/30/24 Options to 6/30/34
Big Daddy's Liquors #47 Flanigan's Enterprises, Inc. (3) 8600 Biscayne Blvd. Miami, Florida	6,000	N/A	Company	12/21/68 to 1/1/30 Options to 1/1/50
Flanigan’s Seafood Bar and Grill #13 CIC Investors #13, Ltd. 11415 S. Dixie Highway Pinecrest, Florida	8,000	200	Limited Partnership	6/01/91 to 1/31/31 Option to 1/31/36
Flanigan’s #25 CIC Investors #25, Ltd. (10) 11225 Miramar Parkway, #250 Miramar, Florida	6,000	200	Limited Partnership	3/5/22 to 3/5/32 Options to 3/5/47

Name and Location	Approx. Square Footage	Seats	Franchised/ Owned by	Lease Terms
Flanigan’s Seafood Bar and Grill #50 CIC Investors #50, Ltd. 17185 Pines Boulevard Pembroke Pines, Florida	4,000	200	Limited Partnership	10/24/06 to 10/23/26 and Options to 10/23/31
Flanigan’s Seafood Bar and Grill #55 CIC Investors #55, Ltd. 2190 S. University Drive Davie, Florida	5,900	200	Limited Partnership	1/5/07 to 12/31/26 Option to 12/31/31
Flanigan’s Seafood Bar and Grill #60 CIC Investors #60 Ltd. 9516 Harding Avenue Surfside, Florida	6,800	200	Limited Partnership	8/1/97 to 12/31/26
Flanigan’s Seafood Bar and Grill #65 CIC Investors #65, Ltd. 2335 State Road 7, Suite 100 Wellington, Florida	6,128	200	Limited Partnership	5/01/05 to 6/30/25
Flanigan's Seafood Bar and Grill #70 CIC Investors #70 Ltd. 12790 SW 88 St. Miami, Florida	4,850	200	Limited Partnership	Company-Owned
Flanigan’s Seafood Bar and Grill #75 Flanigan’s Enterprises, Inc. 950 S. Federal Highway Stuart, Florida	7,000	200	Company	5/1/10 to 4/30/26 Option to 4/30/31
Flanigan's Seafood Bar and Grill #80 CIC Investors #80 Ltd. 8695 N.W. 12th St Miami, Florida	5,000	165	Limited Partnership	6/15/01 to 2/14/24 Options to 2/14/39
Flanigan's Seafood Bar and Grill #85 CIC Investors #85 Ltd. (9) 14301 W. Sunrise Blvd. Sunrise, Florida	6,900	200	Limited Partnership	Company-Owned
Flanigan's Seafood Bar and Grill #90 CIC Investors #90 Ltd. 9857 S.W. 40th Street Miami, Florida	6,400	200	Limited Partnership	4/1/11 to 3/31/31 Option to 3/31/36

Name and Location	Approx. Square Footage	Seats	Franchised/ Owned by	Lease Terms
Flanigan's Seafood Bar and Grill #95 Flanigan’s Enterprises, Inc. 2460 Weston Road Weston, Florida	5,700	235	Company	10/1/17 to 9/30/22 Options to 9/30/32
Flanigan’s Calusa Center, LLC (6) 12750 – 12790 S.W. 88th Street Miami, Florida	23,700	N/A	Company	Company-owned shopping center

---------------------------------------------

(1)	Franchised by Company.

(2)	Lease assigned to franchisee.

(3)	In 1974, we sold and assigned the underlying ground lease to unaffiliated third parties and simultaneously subleased it back. We have re-purchased from the unaffiliated third parties and currently own 52% of the underlying ground lease, as well as the sublease agreement. As a result, we pay all rent due under the ground lease, but only 48% of the rent due under the sublease agreement.

(4)	Effective December 1, 1998, we purchased the Management Agreement to operate the franchised restaurant for the franchisee.

(5)	Ground lease executed by us on September 25, 2001. We constructed a 4,120 square foot building, of which 1,978 square feet is used by us for the operation of a package liquor store and the other 2,142 square feet is subleased to an unaffiliated third party as retail space. The package liquor store opened for business on November 17, 2003.

(6)	During the first quarter of our fiscal year 2012, our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, closed on the purchase of a two building shopping center in Miami, Florida, which consists of (i) one stand-alone building which is leased to ten unaffiliated third parties and houses our recently opened (October 2019) package liquor store (approximately 3,250 square feet) and (ii) a second stand-alone building where our limited partnership owned restaurant located at 12790 SW 88th Street, Miami, Florida, (Store #70), operates.

(7)	During the second quarter of our fiscal year 2014, we closed on the purchase of the building in Fort Lauderdale, Florida, which is leased to our franchisee owned restaurant located at 1479 E. Commercial Boulevard, Fort Lauderdale, Florida, (Store #15).

(8)	During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), was damaged by a fire and was forced to close. While it was initially contemplated that Store #19 would be renovated, because of the damage caused by the fire, we determined that Store #19 should be demolished and rebuilt. As a result, the package liquor store and restaurant has been closed since our first quarter year 2019. Our loss was covered by insurance, including but not limited to business interruption coverage.

(9)	During the second quarter of our fiscal year 2019, we entered into a lease for this location, which lease was subsequently assigned to a limited partnership. We plan to raise funds to renovate this new location for operation as a “Flanigan’s Seafood Bar and Grill” restaurant using our limited partnership ownership model. The option to purchase was retained by the Company when the lease was assigned to the limited partnership and the option to purchase was exercised by the Company during the second quarter of our fiscal year 2021.

(10)	During the fourth quarter of our fiscal year 2019, we entered into a lease for this location, which lease was subsequently assigned to a limited partnership. We plan to raise funds to renovate this new location for operation as a “Flanigan’s” restaurant using our limited partnership ownership model.

(11)	During the fourth quarter of our fiscal year 2019, we entered into a lease for this location. We are developing this new location for operation as a “Big Daddy’s Wine & Liquors” retail package liquor store.

Casualty Loss

During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) was damaged by a fire and was forced to close. Due to the damage caused by the fire, we determined that Store #19 should be demolished and rebuilt and as a result, the package liquor store and restaurant were closed for our fiscal years 2021, 2020 and 2019.

Purchase of Real Property

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

Sunrise, Florida (“Flanigan’s Seafood Bar and Grill”)

During the second quarter of our fiscal year 2019, we entered into a Lease Agreement (the “Sunrise Lease Agreement”) with a non-affiliated third party to rent approximately 6,900 square feet of commercial space located at 14301 W. Sunrise Boulevard, Sunrise, Florida where, subject to certain conditions, we anticipate opening a new restaurant location. The Sunrise Lease Agreement granted us an option to purchase, (the “Option to Purchase”) the real property and improvements by March 2, 2021 for $4,800,000. During the third quarter of our fiscal year 2019, we assigned the Sunrise Lease Agreement, excluding the Option to Purchase, to a newly formed limited partnership. During the first quarter of our fiscal year 2021, we exercised the Option to Purchase and during the second quarter of our fiscal year 2021 we closed on the acquisition of the real property located at 14301 W. Sunrise Boulevard, Sunrise, Florida. We financed this acquisition with a loan from an unrelated third party lender in the principal amount of $2.2 million and paid cash for the balance. The mortgage loan accrues interest at the fixed annual rate of 3.65%, is amortized over fifteen (15) years, and requires us to pay monthly payments of principal and interest in the amount of $15,900 with the entire principal balance and all accrued but unpaid interest due in March, 2036.

Purchase of 4 COP Liquor License

During the third quarter of our fiscal 2021, we purchased a 4 COP quota liquor license, which permits the sale of beer, wine and liquor for on and/or off premise consumption, for Broward County, Florida from an unrelated third party for $192,200. The liquor license is currently inactive, but we intend to use it in connection with the operation of a package liquor store we are developing in Miramar, Florida.

Execution of Leases for New Locations

Miramar, Florida (“Flanigan’s”)

During the fourth quarter of our fiscal year 2019, we entered into a Lease Agreement with a non-affiliated third party, (the “Landlord”), to rent approximately 6,000 square feet of commercial space for a restaurant location in a shopping center at 11225 Miramar Parkway, #250, Miramar, Florida 33024 (Store #25), which shopping center was under construction and where we anticipate opening a new restaurant location. We assigned this Lease Agreement to a newly formed limited partnership in which we currently are (i) the sole general partner; and (ii) our wholly owned subsidiary is the sole limited partner. While there can be no assurances that we will be successful in doing so, we are currently selling limited partnership interests to third parties, as well as affiliates of the Company, in order to raise net proceeds in an amount of $4,000,000, which proceeds will be used to build out this potential restaurant location. The new restaurant location’s ownership and operating structure will be substantially similar to that of our other restaurants owned by limited partnerships. Any amounts we advance to the limited partnership will be applied as a credit to limited partnership equity in the limited partnership we may acquire (which equity shall be purchased at the same price and upon the same terms as other equity investors). Any excess amounts advanced by us will be reimbursed to us by the limited partnership without interest. Subsequent to the end of the third quarter of our fiscal year 2021, we received notification from the Landlord that it had completed substantially all of the Landlord’s work under the Lease Agreement and was delivering possession of the leased premises to us.

Miramar, Florida (“Big Daddy’s Wine  & Liquors”)

During the fourth quarter of our fiscal year 2019, we entered into a Lease Agreement with a non-affiliated third party, (the “Landlord”), to rent approximately 2,000 square feet of commercial space for a restaurant location in a shopping center at 11225 Miramar Parkway, #245, Miramar, Florida 33024 (Store #24), which shopping center was under construction and where we anticipate opening a new retail package liquor store. The new package liquor store location will be Company-owned. Subsequent to the end of the third quarter of our fiscal year 2021, we received notification from the Landlord that it had completed substantially all of the Landlord’s work under the Lease Agreement and was delivering possession of the leased premises to us.

Extension of Leases for Existing Locations

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

Surfside, Florida

During the second quarter of our fiscal year 2021, the lease with an unrelated third party for the space located at 9516 Harding Avenue, Surfside, Florida (Store #60) where a limited partnership owned restaurant operates was extended through December 31, 2026. The fixed annual rental increases were increased from $0.75 per square foot annually to $1.00 per square foot effective January 1, 2022. Otherwise, the extended lease is on substantially the same terms and conditions as existed before the extension.

Expansion of Leased Premises; Extension of Lease

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

Re-Financing of Existing Mortgage

Mortgage on Real Property – North Miami, Florida

During the third quarter of our fiscal year 2021, we re-financed with an unrelated third party lender, our mortgage loan encumbering the real property and improvements located at 13105 – 13205 Biscayne Boulevard, North Miami, Florida where our Flanigan’s Seafood Bar and Grill restaurant and Big Daddy’s Liquors retail package liquor store operate (Store #20), increasing the principal amount borrowed from $1.5 million to $4.3 million. We received the net cash proceeds from the refinancing transaction ($2.8 million) shortly after the end of the third quarter of our fiscal year 2021. The re-financed mortgage loan earns interest at the fixed annual rate of 3.63%, is amortized over fifteen (15) years, requires us to pay monthly payments of principal and interest in the amount of $31,129 with the entire principal balance and all accrued interest due in July 2036. We intend to use the excess funds we received from the re-financing of this mortgage loan for working capital purposes.

SUBSEQUENT EVENTS

Menu Price Increases

Subsequent to the end of our fiscal year 2021, we increased menu prices for our food offerings to target an increase to our food revenues of approximately 8.55% annually and menu prices for our bar offerings to target an increase to our bar revenues of approximately 7.68% annually to offset higher food and bar costs and higher overall expenses.

Forgiveness of 2nd PPP Loans

Subsequent to the end of our fiscal year 2021, application was made and we received forgiveness of the entire amount of principal and accrued interest on the 2nd PPP Loans, including the Managed Store.

General Liability Insurance; Excess Insurance

For the policy year beginning December 30, 2021, we bound general liability insurance with an unrelated third party insurance carrier which incorporates a deductible of $10,000 per occurrence for both us and the limited partnerships. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our deductible, up to a maximum aggregate of $2,000,000 per year. We were also able to bind excess liability insurance at a reasonable premium, whereby our excess insurance carrier is responsible for $10,000,000 coverage above our primary general liability insurance coverage. We are uninsured against liability claims in excess of $11,000,000 per occurrence and in the aggregate. Certain expenses incurred in defending a claim, including attorney's fees, are a part of our $10,000 deductible.

Property Insurance; Windstorm Insurance; Deductibles

For the policy year beginning December 30, 2021, our property insurance is a one (1) year policy with an unaffiliated third party insurance carrier, including coverage for properties leased by us and our consolidated limited partnerships, and provides for full insurance coverage for property losses, including those caused by windstorm, such as a hurricane. For property losses caused by windstorm, the property insurance has a fixed deductible of $100,000, plus 5% of all insured losses, per occurrence. For all other property losses, the property insurance has deductibles of $10,000 per location, per occurrence.

Financed Insurance Premiums

For the policy year commencing December 30, 2021, we financed the premiums on the following property, general liability, excess liability and terrorist policies, totaling approximately $2.54 million, which property, general liability, excess liability and terrorist insurance includes coverage for our franchises which are not included in our consolidated financial statements:

(i)       For the policy year beginning December 30, 2021, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers. The one (1) year general liability insurance premium is in the amount of $467,000;

(ii)        For the policy year beginning December 30, 2021, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers. The one (1) year general liability insurance premium is in the amount of $589,000;

(iii)       For the policy year beginning December 30, 2021, our automobile insurance is a one (1) year policy. The one (1) year automobile insurance premium is in the amount of $194,000;

(iv)       For the policy year beginning December 30, 2021, our property insurance is a one (1) year policy. The one (1) year property insurance premium is in the amount of $700,000;

(v)       For the policy year beginning December 30, 2021, our excess liability insurance are two (2) one (1) year policies. The aggregate (1) year excess liability insurance premiums are in the amount of $576,000;

(vi)       For the policy year beginning December 30, 2021, our terrorist insurance is a one (1) year policy. The one (1) year terrorist insurance premium is in the amount of $8,900; and

(vii) For the policy year beginning December 30, 2021, our equipment breakdown insurance is a one (1) year policy. The one (1) year equipment breakdown insurance premium is in the amount of $6,800.

Of the $2,542,000 annual premium amounts, which includes coverage for our franchises which are not included in our consolidated financial statements, we financed $2,328,000 through an unaffiliated third party lender. The finance agreement obligates us to repay the amounts financed together with interest at the rate of 2.55% per annum, over 11 months, with monthly payments of principal and interest, each in the amount of $215,000. The finance agreement is secured by a first priority security interest in all insurance policies, all unearned premium, return premiums, dividend payments and loss payments thereof.

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

Holders

As of the close of business on December 31, 2021, there were approximately 164 holders of record of our common stock.

Dividend Policy

During our fiscal year 2021, we did not declare or pay a cash dividend on our capital stock. During our fiscal year 2020, due to the negative effects of COVID 19 on our operations, our Board of Directors cancelled a previously declared cash dividend of $.30 per share to shareholders of record on March 20, 2020 and payable on April 3, 2020. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Issuer Repurchases of Equity Securities

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, the Board of Directors authorized management to purchase up to 100,000 shares of our common stock, at a purchase price up to $15.00 per share. Since the Board’s 2007 authorization, we have purchased an aggregate of 34,586 shares, none of which were purchased by us in our fiscal year 2021. As of October 2, 2021, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 6.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the captions “Risk Factors”. In addition, the following discussion and analysis should be read in conjunction with the 2021 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere in this report.

OVERVIEW

Financial Information Concerning Industry Segments

Our business is conducted in two segments: the restaurant segment and the package liquor store segment. Financial information broken into these two industry segments for the two fiscal years ended October 2, 2021 and October 3, 2020 is set forth in the Consolidated Financial Statements which are attached hereto.

General

As of October 2, 2021, we (i) operated 27 units, consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and (ii) franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurants/package liquor stores.

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

RESULTS OF OPERATIONS

REVENUES (in thousands):

	52 Weeks Ended		53 Weeks Ended
	October 2, 2021		October 3, 2020
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$84,466	62.75%	$68,685	61.9%
Restaurant bar sales	20,832	15.48%	15,967	14.4%
Package store sales	29,304	21.77%	26,276	23.7%

Total Sales	$134,602	100.00%	$110,928	100.00%

Franchise related revenues	1,673		1,260
Rental income	770		680
Other operating income (Loss)	262		109

Total Revenue	$137,307		$112,977

Comparison of Fiscal Years Ended October 2, 2021 and October 3, 2020

Revenues. Total revenue for our fiscal year 2021 increased $24,330,000 or 21.54% to $137,307,000 from $112,977,000 for our fiscal year 2020 due primarily to increased package liquor store and restaurant sales, increased menu prices and the comparatively more adverse effects of COVID-19 on our operations during our fiscal year 2020 as compared with our fiscal year 2021 and notwithstanding the fifty third week in our fiscal year 2020. Effective December 6, 2020 and then effective April 11, 2021 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 2.45% and 4.60% annually, respectively, to offset higher food costs and higher overall expenses and effective November 29, 2020 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 1.83% annually, (collectively the “Recent Price Increases”). Prior to these increases, we previously raised menu prices in the third quarter of our fiscal year 2019. We expect that total revenue for our fiscal year 2022 will increase due to increased traffic and the Recent Price Increases. We expect that the new package liquor store located at 7990 Davie Road Extension, Hollywood, Florida) will open for business during our fiscal year 2022 and we expect to generate revenue from it. We do not anticipate that the restaurant located at 2505 N. University Drive, Hollywood, Florida, which has been closed since October, 2018 due to a fire (the”Hollywood restaurant”) will open for business during our fiscal year 2022 and accordingly we do not expect to generate any revenue from it.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $84,466,000 for our fiscal year 2021 as compared to $68,685,000 for our fiscal year 2020. The increase in restaurant food sales for our fiscal year 2021 as compared to restaurant food sales during our fiscal year 2020 is attributable to increased restaurant traffic, the Recent Price Increases and the comparatively more adverse effects of COVID-19 on our operations during our fiscal year 2020 as compared with our fiscal year 2021 and notwithstanding the fifty third week in our fiscal year 2020. Comparable weekly restaurant food sales (for restaurants, other than for closures due to COVID-19, open for all of our fiscal years 2021 and 2020, respectively, which consists of nine restaurants owned by us, (excluding the Hollywood Restaurant) and eight restaurants owned by affiliated limited partnerships) was $1,610,000 and $1,287,000 for our fiscal years 2021 and 2020, respectively, an increase of 25.10%. Comparable weekly restaurant food sales for Company-owned restaurants only was $797,000 and $649,000 for our fiscal years 2021 and 2020 respectively, an increase of 22.80%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $813,000 and $638,000 for our fiscal years 2021 and 2020, respectively, an increase of 27.43%. We expect that restaurant food sales, including non-alcoholic beverages, for our fiscal year 2022 will increase due to increased restaurant traffic and the Recent Price Increases.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $20,832,000 for our fiscal year 2021 as compared to $15,967,000 for our fiscal year 2020. The increase in restaurant bar sales during our fiscal year 2021 as compared to restaurant bar sales during our fiscal year 2020 is primarily due to increased restaurant traffic, the Recent Price Increases and the comparatively more adverse effects of COVID-19 on our operations during our fiscal year 2020 as compared with our fiscal year 2021 and notwithstanding the fifty third week in our fiscal year 2020. Comparable weekly restaurant bar sales (for restaurants, other than for closures due to COVID-19, open for all of our fiscal years 2021 and 2020, respectively, which consists of nine restaurants owned by us, (excluding the Hollywood Restaurant), and eight restaurants owned by affiliated limited partnerships) was $401,000 and $301,000 for our fiscal years 2021 and 2020 respectively, an increase of 33.22%. Comparable weekly restaurant bar sales for Company owned restaurants only was $172,000 and $135,000 for our fiscal years 2021 and 2021, respectively, an increase of 27.41%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $229,000 and $166,000 for our fiscal years 2021 and 2021, respectively, an increase of 37.95%. We expect that restaurant bar sales, including non-alcoholic beverages, for our fiscal year 2022 will increase due to increased restaurant traffic and the Recent Price Increases.

Package Liquor Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $29,304,000 for our fiscal year 2021 as compared to $26,276,000 for our fiscal year 2020, an increase of $3,028,000. This increase was primarily due to increased package liquor store traffic due to what appears to be continued increased demand for package liquor store products resulting from COVID-19 and notwithstanding the fifty third week in our fiscal year 2020. The weekly average of same store package liquor store sales, which includes nine (9) Company-owned package liquor stores, (excluding the package liquor store which in combination with the Hollywood Restaurant was the subject of a fire in October 2018 (Store #19), but including our new package liquor store located at 12776 S.W. 88th Street, Miami, Florida, which opened for business on October 10, 2019 (Store #45)), was $564,000 and $496,000 for our fiscal years 2021 and 2020 respectively, an increase of 13.71%.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for our fiscal year 2021 increased $18,591,000 or 16.89% to $128,657,000 from $110,066,000 for our fiscal year 2020. The increase was primarily due to payroll and an expected general increase in food costs, offset by actions taken by management to reduce and/or control costs. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2022 for the same reasons. Operating costs and expenses decreased as a percentage of total revenue to approximately 93.70% in our fiscal year 2021 from 97.42% in our fiscal year 2020.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for our fiscal year 2021 increased to $69,324,000 from $56,134,000 for our fiscal year 2020. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 65.84% for our fiscal year 2021 and 66.31% for our fiscal year 2020. Gross profit margin for restaurant food and bar sales decreased during our fiscal year 2021 when compared to our fiscal year 2020 due to higher food costs, offset among other things by the Recent Price Increases.

Package Liquor Store Sales. Gross profit for package store sales for our fiscal year 2021 decreased to $6,956,000 from $7,084,000 for our fiscal year 2020. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 23.74% for our fiscal year 2021 and 26.96% for our fiscal year 2020. We anticipate that the gross profit margin for package liquor store merchandise will decrease during our fiscal year 2022 due to higher costs and a reduction in pricing of certain package store merchandise to be more competitive.

Payroll and Related Costs. Payroll and related costs for our fiscal year 2021 increased $8,066,000 or 22.79% to $43,465,000 from $35,399,000 for our fiscal year 2020. Payroll and related costs for the fiscal year 2021 were higher due primarily to increased performance bonuses and higher costs for employees such as cooks. Payroll and related costs as a percentage of total revenue was 31.66% for our fiscal year 2021 and 31.33% of total revenue for our fiscal year 2020.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold purchases and rent expense associated with operating lease liabilities under ASC 842) for our fiscal year 2021 decreased $445,000 or 6.32% to $6,595,000 from $7,040,000 for our fiscal year 2020. The decrease in occupancy costs were impacted by the termination of rent for our combination retail package liquor store and restaurant located at 5450 N. State Road 7, North Lauderdale, Florida (Store #40), the real property and improvements of which we purchased on December 31, 2020 and the elimination of occupancy costs due to the elimination of rent for our restaurant location which we are developing located at 14301 West Sunrise Boulevard, Sunrise, Florida (Store #85), the real property and improvements of which we purchased on March 2, 2021. We anticipate that our occupancy costs will increase through our fiscal year 2022 due to the commencement of rent for our retail package liquor store location in a shopping center at 11225 Miramar Parkway, #245, Miramar, Florida (Store #24) and our restaurant location in a shopping center at 11225 Miramar Parkway, #250, Miramar, Florida (Store #25).

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for our fiscal year 2021 increased $358,000 or 1.80% to $20,275,000 from $19,917,000 for our fiscal year 2020. Selling, general and administrative expenses decreased as a percentage of total revenue in our fiscal year 2021 to 14.77% as compared to 17.63% for our fiscal year 2020. We anticipate that our selling, general and administrative expenses as a percentage of total revenue will increase through our fiscal year 2022 due primarily to increases in expenses across all categories.

Depreciation and Amortization. Depreciation and amortization expense for our fiscal year 2021, which is included in selling, general and administrative expenses, decreased $177,000 or 5.46% to $3,063,000 from $3,240,000 from our fiscal year 2020. As a percentage of total revenue, depreciation and amortization expense was 2.23% of revenue for our fiscal year 2021 and 2.87% of revenue for our fiscal year 2020.

Interest Expense, Net. Interest expense, net, for our fiscal year 2021 increased $102,000 to $938,000 from $836,000 for our fiscal year 2020. Interest expense, net, increased for our fiscal year 2021 due to interest on our borrowing of $2,200,000 during the second quarter of our fiscal year 2021 from an unrelated third party lender used to finance our purchase of the real property and improvements located at 14301 West Sunrise Boulevard, Sunrise, Florida (Store #85) (the “$2.2 Million Borrowing”), interest on our borrowing of $4,300,000 during the third quarter of our fiscal year 2021 from an unrelated third party lender to re-finance our mortgage loan of our property located at 13105 – 13205 Biscayne Boulevard, North Miami, Florida (the “$4.3 Million Borrowing”), and the borrowing by six of our limited partnerships of an additional approximately $3.35 million of 2nd PPP Loans during the second quarter of our fiscal year 2021. Interest expense, net, will increase for our fiscal year 2022 due to (i) the $2.2 Million Borrowing; (ii) the $4.3 Million Borrowing; and (iii) the borrowing by certain of our limited partnerships of an additional $3.35 million of 2nd PPP Loans during the second quarter of our fiscal year 2021, if not forgiven.

Income Taxes. Income tax for our fiscal year 2021 was an expense of $1,185,000, as compared to a benefit of $60,000 for our fiscal year 2020.

Net Income. Net income for our fiscal year 2021 increased $14,581,000 or 667.63% to $16,765,000 from $2,184,000 for our fiscal year 2020 due primarily to the forgiveness of debt of certain of the PPP Loans and increased revenue at our retail package liquor stores and restaurants, offset by higher food costs and overall expenses. As a percentage of revenue, net income in our fiscal year 2021 is 12.21%, as compared to 1.93% in our fiscal year 2020.

Net Income Attributable to Stockholders. Net income attributable to stockholders for our fiscal year 2021 increased $10,674,000 or 961.62% to $11,784,000 from $1,110,000 for our fiscal year 2020 due primarily to the forgiveness of debt of the PPP Loans and increased revenue at our retail package liquor stores and restaurants, offset by higher food costs and overall expenses. As a percentage of revenue, net income attributable to stockholders for our fiscal year 2021 is 8.58%, as compared to 0.98% for our fiscal year 2020.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to advance pre-opening costs, including but not limited to pre-opening rent for the new locations. During our fiscal year 2021, we had one new restaurant location in Sunrise, Florida in the development stage. During the fourth quarter of our fiscal year 2019, we entered leases for two spaces adjacent to each other, to house a new “Flanigan’s Seafood Bar and Grill” as well as a “Big Daddy’s Wine and Liquors” in a shopping center in Miramar, Florida. During the fourth quarter of our fiscal year 2021, we received notification from the landlord that it had completed substantially all of the landlord’s work under the lease agreements and was delivering possession of the leased premises to us.

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

COVID-19 has and will continue to materially and adversely affect our restaurant business for what may be a prolonged period of time. This damage and disruption has resulted from events and factors that were impossible for us to predict and are beyond our control. As a result, COVID-19 has materially adversely affected our results of operations for our fiscal year 2021 and will, in all likelihood, impact our results of operations, liquidity and/or financial condition throughout our fiscal year 2022. The extent to which our restaurant business may be adversely impacted and its effect on our operations, liquidity and/or financial condition cannot be accurately predicted.

LIQUIDITY AND CAPITAL RESOURCES

We fund our operations through cash from operations and borrowings from third parties. As of October 2, 2021, we had cash of approximately $32,676,000, an increase of $2,754,000 from our cash balance of $29,922,000 as of October 3, 2020. During the third quarter of our fiscal year 2021, we generated net proceeds of $2.8 million from the re-finance of our mortgage loan encumbering the real property and improvements located at 13105 – 13205 Biscayne Boulevard, North Miami, Florida where our Flanigan’s Seafood Bar and Grill restaurant and Big Daddy’s Liquors retail package liquor store operate (Store #20) with an unrelated third-party lender, increasing the principal amount borrowed from $1.5 million to $4.3 million. During the second quarter of our fiscal year 2021, we closed on the purchase of the real property and improvements located at 14301 West Sunrise Boulevard, Sunrise, Florida where we are developing a “Flanigan’s Seafood Bar and Grill” restaurant (Store #85) for $4,800,000. We financed this acquisition with a loan from an unrelated third-party lender in the principal amount of $2.2 million and paid cash for the balance. During the first quarter of our fiscal year 2021, we closed on the purchase of the real property and improvements located at 5450 N. State Road 7, North Lauderdale, Florida where we operate a combination “Flanigan’s Seafood Bar and Grill” restaurant and “Big Daddy’s Liquors” package liquor store (Store #40) and paid $1,200,000 cash at closing. During the second quarter of our fiscal year 2021, six of the entities owning limited partnership stores (the “LP’s”) and the store we manage but do not own (the “Managed Store”) (collectively, the “Borrowers”), applied for and received net amounts of approximately $3.98 million from the 2nd PPP Loans, of which approximately: (i) $3.46 million was loaned to six of the LP’s ; and (ii) $0.52 million was loaned to the Managed Store. During the first quarter of our fiscal year 2020, our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, re-financed its mortgage loan with an unrelated third party lender, increasing the principal amount borrowed from $2.72 million to $7.21 million.

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

CASH FLOWS

The following table is a summary of our cash flows for our fiscal years 2021 and 2020.

	---------Fiscal Years --------
	2021	2020
	(in thousands)

Net cash and cash equivalents provided by operating activities	$14,361	$8,785
Net cash used in investing activities	(11,901)	(3,271)
Net cash provided by financing activities	294	10,736

Net Increase in Cash and Cash Equivalents	2,754	16,250

Cash and Cash Equivalents, Beginning	29,922	13,672

Cash and Cash Equivalents, Ending	$32,676	$29,922

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During our fiscal year 2021, we acquired property and equipment of $13,255,000, (of which $58,000 was for the purchase of a motor vehicle; $3,229,000 was for the purchase of real property; $4,416,000 was for construction in progress; $14,000 was deposits recorded in other assets; and $48,000 was deposits transferred to construction in progress as of October 3, 2020), which amount included $464,000 for renovations to two (2) existing limited partnership restaurant and $440,000 for renovations to five(5) Company-owned restaurants. During our fiscal year 2020, we acquired property and equipment of $2,766,000, (of which $379,000 was for construction in progress; $118,000 was deposits recorded in other assets; and $10,000 was deposits transferred to construction in progress as of September 28, 2019), which amount included $278,000 for renovations to two (2) existing limited partnership restaurant and $466,000 for renovations to five (5) Company-owned restaurants. We anticipate the cost of this refurbishment in our fiscal year 2022 will be approximately $1,000,000, excluding construction/renovations to Store #19 (our combination package liquor store and restaurant which is being rebuilt due to damages caused by a fire), Store #85 (our Sunrise, Florida restaurant location in development), Store #24 (our Miramar, Florida package store location in development) and Store #25 (our Miramar, Florida restaurant location in development), which funds will be provided from operations, subject to reimbursement of all or a part of the cost of construction/renovations through private offerings for the limited partnerships which will own Store #85 and Store #25.

Debt

As of October 2, 2021, we had long-term debt of $22,115,000, as compared to $26,323,000 as of October 3, 2020. Our long-term debt decreased as of October 2, 2021 as compared to October 3, 2020 due to the forgiveness of our PPP Loan and the PPP Loans of our limited partnerships, offset by (i) our re-financing of our mortgage loan encumbering the real property and improvements located at 13105 – 13205 Biscayne Boulevard, North Miami, Florida where our Flanigan’s Seafood Bar and Grill restaurant and Big Daddy’s Liquors retail package liquor store operate (Store #20), increasing the principal amount borrowed from $1.5 million to $4.3 million; (ii) our purchase of the real property and improvements located at 14301 West Sunrise Boulevard, Sunrise, Florida where we are developing a “Flanigan’s” restaurant (Store #85) for $4,800,000 with a loan in the principal amount of $2.2 million; (iii), the 2nd PPP Loans received by six of our limited partnerships in the approximate of $3,500,000; and $1,429,000 for financed insurance premiums, less any payments made on account thereof. As of October 2, 2021, we are in compliance with the covenants of all loans with our lenders.

We repaid long term debt, including auto loans, financed insurance premiums and mortgages in the amount of $4,100,000 and $2,540,000 in our fiscal years 2021 and 2020, respectively.

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

(b) Mortgage on Real Property – North Miami, Florida

During the third quarter of our fiscal year 2021, we re-financed with an unrelated third party lender, our mortgage loan encumbering the real property and improvements located at 13105 – 13205 Biscayne Boulevard, North Miami, Florida where our Flanigan’s Seafood Bar and Grill restaurant and Big Daddy’s Liquors retail package liquor store operate (Store #20), increasing the principal amount borrowed from $1.5 million to $4.3 million. We received the net cash proceeds from the refinancing transaction ($2.8 million) shortly after the end of the third quarter of our fiscal year 2021. The re-financed mortgage loan earns interest at the fixed annual rate of 3.63%, is amortized over fifteen (15) years, requires us to pay monthly payments of principal and interest in the amount of $31,129 with the entire principal balance and all accrued interest due in July 2036. We intend to use the excess funds we received from the re-financing of this mortgage loan for working capital purposes.

(c) Financed Insurance Premiums

During our fiscal year 2021, we financed the premiums on the following property, general liability, excess liability and terrorist policies, totaling approximately $1.94 million, which property, general liability, excess liability and terrorist insurance includes coverage for our franchises which are not included in our consolidated financial statements:

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

As of October 2, 2021, the aggregate principal balance owed from the financing of our property and general liability insurance policies, including the financing of our directors and officers liability insurance policy, but excluding coverage for our franchises, (of approximately $113,000), which are not included in our consolidated financial statements is $408,000.

(d) Second Paycheck Protection Loans

During the second quarter of our fiscal year 2021, certain of the LPs, as well as the Managed Store, applied for and received 2nd PPP loans, in the aggregate principal amount of approximately $3.98 million (the “2nd PPP Loans”), of which approximately: (i) $3.46 million was loaned to six (6) of the LP’s; and (iv) $0.52 million was loaned to the Managed Store.

The 2nd PPP Loans, which are in the form of notes issued by each of the Borrowers, mature five (5) years from the date of funding (March 23, 2021) and bear interest at a rate of 1.00% per annum, payable monthly commencing after the U.S. Small Business Administration makes a determination of the forgiveness of the 2nd PPP Loans. The notes may be prepaid by the applicable Borrower at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loans have been available to the respective Borrower to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, including rent and interest on mortgages and other debt obligations incurred before February 15, 2020. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent the proceeds of the 2nd PPP Loans are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. Subsequent to the end of our fiscal year 2021, we applied for and received forgiveness of the entire principal amount and all accrued interest of the 2nd PPP Loans.

Construction Contracts

(a) 7990 Davie Road Extension, Hollywood, Florida (Store #19 – “Big Daddy’s Wine & Liquors”)

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work at this location totaling $1,618,000, (i) to connect the real property where this restaurant operated (Store #19) to city sewer and (ii) to construct a new building on the adjacent parcel of real property for the operation of a package liquor store. During our fiscal years 2020 and 2021, we agreed to change orders to the agreement for additional construction services increasing the total contract price by $536,000 to $2,156,000, of which $1,092,000 of the total amount obligated has been paid through October 2, 2021 and an additional $335,000 has been paid subsequent to the end of our fiscal year 2021.

(b) 2505 N. University Drive, Hollywood, Florida (Store #19 – “Flanigan’s”)

During the third quarter of our fiscal year 2019, we entered into an agreement with an unaffiliated third party architect for design and development services totaling $77,000 for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), which has been closed since October 2, 2018 due to damages caused by a fire, of which $62,000 has been paid. Subsequent to the end of our fiscal year 2021, we entered into an agreement with a third party unaffiliated general contractor to re-build our restaurant at this location totaling $2,515,000, of which none has been paid.

(c) 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85 – “Flanigan’s”)

During the third quarter of our fiscal year 2019, we also entered into an agreement with an unaffiliated third party design group for design and development services of our new location at 14301 W. Sunrise Boulevard, Sunrise, Florida 33323 (Store #85) for a total contract price of $122,000. During our fiscal year 2020, we agreed upon amendments to the $122,000 Contract for additional design and development services which had the effect of increasing the total contract price by $18,000 to $140,000, of which $131,000 has been paid through October 2, 2021. Additionally, during the fourth quarter of our fiscal year 2020, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,236,000 and during our fiscal year 2021 we agreed to change orders to the agreement for additional interior renovations increasing the total contract price by $197,000 to $1,433,000, of which $1,081,000 has been paid through October 2, 2021 and an additional $187,000 has been paid subsequent to the end of our fiscal year 2021.

(d) 11225 Miramar Parkway, #250, Miramar, Florida (“Flanigan’s”)

During the fourth quarter of our fiscal year 2019, we entered into a Lease Agreement with a non-affiliated third party, (the “Landlord”) to rent approximately 6,000 square feet of commercial space for a restaurant location in a shopping center at 11225 Miramar Parkway, #250, Miramar, Florida (Store #25), which shopping center was under construction. During the second quarter of our fiscal year 2021, we entered into an Architectural Professional Services Agreement with a third-party unaffiliated architect for design and development services for this, new location (Store #25) for a total contract price of $73,850, which contract price has been paid in full through October 2, 2021. During the fourth quarter of our fiscal year 2021, we received notification from the Landlord that it had completed substantially all of the Landlord’s work under the Lease Agreement and was delivering possession of the leased premises to us. Subsequent to the end of our fiscal year 2021, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,421,000, of which none has been paid.

(e) 11225 Miramar Parkway, #245, Miramar, Florida (“Big Daddy’s Wine and Liquors”)

During the fourth quarter of our fiscal year 2019, we entered into a Lease Agreement with a non-affiliated third party, (the “Landlord”) to rent approximately 2,000 square feet of commercial space for a retail package liquor store location in a shopping center at 11225 Miramar Parkway, #245, Miramar, Florida (Store #24), which shopping center was under construction. During the second quarter of our fiscal year 2021, we entered into an Architectural Professional Services Agreement with a third-party unaffiliated architect for design and development services for this, new location (Store #24) for a total contract price of $18,650, which contract price has been paid in full through October 2, 2021. During the fourth quarter of our fiscal year 2021, we received notification from the Landlord that it had completed substantially all of the Landlord’s work under the Lease Agreement and was delivering possession of the leased premises to us. Subsequent to the end of our fiscal year 2021, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $317,000, of which none has been paid.

Purchase Commitments/Supply

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants, on November 9, 2020, we entered into a purchase agreement with our current rib supplier, whereby we agreed to purchase approximately $6,420,000 of baby back ribs during calendar year 2021 from this vendor at a fixed cost. During the third quarter of our fiscal year 2021, we agreed to increase the fixed cost of the remaining baby back ribs for our calendar year 2021 by approximately $408,000 to ensure adequate supply for our restaurants during calendar year 2022.

In order to ensure adequate supply of baby back ribs for our restaurants for calendar year 2022, on October 4, 2021, we entered into a purchase agreement with our current rib supplier, whereby we agreed to purchase approximately $10,414,000 of baby back ribs during calendar year 2022 from this vendor at market cost. Our purchase agreement provides for the purchase of 2.25 & Down Baby Back Ribs, at a monthly cost of the average market price per pound of the prior 4 weeks.

While we anticipate purchasing all of our rib supply from this vendor, we believe there are several other alternative vendors available, if needed.

Flanigan’s Fish Company, LLC

As of October 2, 2021, Flanigan’s Fish Company, LLC, a Florida limited liability company (“FFC”) supplies certain of the fish to all of our restaurants. Since we hold the controlling interest of FFC, the balance sheet and operating results of this entity are consolidated into the accompanying financial statements of the Company. Sales and purchases of fish are recognized in restaurant food sales and restaurant and lounges (cost of merchandise sold), respectively, in the consolidated statements of income at the time of sale to the restaurant. In addition, the 49% of FFC owned by the unrelated third party is recognized as noncontrolling interest in our consolidated financial statements.

Purchase of Limited Partnership Interests

During our fiscal years 2020 and 2021, we did not purchase any limited partnership interests.

Working Capital

The table below summarizes the current assets, current liabilities, and working capital as of the end of our fiscal years 2021 and 2020.

Item	Oct. 2, 2021	Oct. 3, 2020
	(in Thousands)

Current Assets	$39,790	$36,508
Current Liabilities	20,223	25,362
Working Capital	$19,567	$11,146

Our working capital increased as of October 2, 2021 from our working capital as of October 3, 2020 due to (i) our receipt of $3.46 million from the 2nd PPP Loans and (ii) our receipt of $2.8 million from our re-financing of our mortgage loan encumbering the real property and improvements located at 13105 – 13205 Biscayne Boulevard, North Miami, Florida where our Flanigan’s Seafood Bar and Grill restaurant and Big Daddy’s Liquors retail package liquor store operate (Store #20), increasing the principal amount borrowed from $1.5 million to $4.3 million.

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, we believe that our cash on hand, cash flow from operations and funds available from our borrowings will adequately fund operations, debt reductions and planned capital expenditures throughout our fiscal year 2022.

During our fiscal year 2022, we plan to use certain funds on-hand, borrowed funds and/or insurance proceeds (i) to construct a new building on the real property we own located at 7990 Davie Road Extension, Hollywood, Florida, (Store #19 package), to develop the “Big Daddy’s Wine & Liquors” retail package liquor store location; (ii) to construct a new building on the real property we own located at 2505 N. University Drive, Hollywood, Florida (Store #19 restaurant) where we plan to re-build our “Flanigan’s” restaurant; (iii) advance the cost of renovations to develop the “Flanigan’s” restaurant which we are currently developing at 14301 West Sunrise Boulevard, Sunrise, Florida (Store #85); (iv) advance the cost of renovations to develop the “Flanigan’s” restaurant which we are currently developing at 12215 Miramar Parkway, #250, Miramar, Florida (Store #25); and (v) advance the cost of renovations to develop the “Big Daddy’s Wine & Liquors” which we are currently developing at 12215 Miramar Parkway, #245, Miramar, Florida (Store #24). There can be no assurances as to the timing for us to construct the new building for the package liquor store and re-build the restaurant for Store #19 or to complete the renovations for the retail package liquor store for our Store #24 or to complete the renovations for the restaurants for Store #25 and Store #85.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Recently Adopted and Recently Issued Accounting Pronouncements

Recently Adopted

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

We elected the transition package of practical expedients, under which we are not required to reassess (1) whether any expired or existing contracts are leases, or contain leases, (2) the lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. In addition, we made an accounting policy election to exclude leases with an initial term of twelve (12) months or less from the balance sheet. This standard had a material impact on the Consolidated Balance Sheets due to the recording of a right-of-use asset and lease liability and on the Consolidated Statements of Income due to the escalations of rent in the extensions but did not have a material impact on the Consolidated Statement of Cash Flows.

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

Consolidation of Limited Partnerships

As of October 2, 2021, we operate eight (8) restaurants as general partner of the limited partnerships that own the operations of these restaurants. We expect that any expansion which takes place in opening new restaurants will also result in us operating the restaurants as general partner. In addition to the general partnership interest we also purchased limited partnership units ranging from 5% to 49% of the total units outstanding. As a result of these controlling interests, we consolidate the operations of these limited partnerships with ours despite the fact that we do not own in excess of 50% of the equity interests. All intercompany transactions are eliminated in consolidation. The non-controlling interests in the earnings of these limited partnerships are removed from net income and are not included in the calculation of earnings per share.

Income Taxes

We account for our income taxes using FASB ASC Topic 740, “Income Taxes”, which requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards and tax credits to the extent that realization of said tax benefits is more likely than not. For discussion regarding our carryforwards refer to Note 9 to the consolidated financial statements for our fiscal year 2021.

Other Matters

Impact of Inflation

The primary inflationary factors affecting our operations are food, beverage and labor costs. A large number of restaurant personnel are paid at rates based upon applicable minimum wage and increases in minimum wage directly affect labor costs. Although inflation has had a material impact on our operating results, we have offset increased costs by increasing our menu prices.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As part of our ongoing operations, we are exposed to interest rate fluctuations on our borrowings. As more fully described in Note 12 “Fair Value Measurements of Financial Instruments” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for our fiscal year ended October 2, 2021, we use interest rate swap agreements to manage these risks. These instruments are not used for speculative purposes but are used to modify variable rate obligations into fixed rate obligations.

At October 2, 2021, we had two variable rate debt instruments outstanding that are impacted by changes in interest rates. The interest rate of both variable rate debt instruments is equal to the lender’s LIBOR Rate plus two and one-quarter percent (2.25%) per annum. The debt instruments further provide that the “LIBOR Rate” is a rate of interest equal to the British Bankers Association LIBOR Rate or successor thereto approved by the lender if the British Bankers Association is no longer making a LIBOR rate available. In January 2013, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”). In December 2016, we closed on a secured revolving line of credit which entitled us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”), which on December 28, 2017 converted to a term loan (the “Term Loan”).

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following two (2) interest rate swap agreements:

(i)        The first interest rate swap agreement entered into in January 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at October 2, 2021, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(ii)        The second interest rate swap agreement entered into in December 2016 and became effective December 28, 2017, relates to the Term Loan (the “Term Loan Swap”). The Term Loan Swap requires us to pay interest for a five (5) year period at a fixed rate of 4.61% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at October 2, 2021, the interest rate swap agreement is an effective hedging agreement and the fair value was not material

Pursuant to our institutional lender, beginning January 1, 2022 it will no longer originated, renew or modify loans at LIBOR, except in limited situations which include transactions which reduce or hedge LIBOR exposure on contracts entered into before January 1, 2022. LIBOR rates will be published until June 30, 2023 and all principal and interest of the $1.405M Loan will be due in full on January 23, 2023 and all principal and interest of the Term Loan will be fully amortized and paid in full as of December 28, 2022 so the discontinuance of LIBOR rates will have no impact on us.

At October 2, 2021, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

Management’s Assessment on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's internal control over financial reporting.  This evaluation was based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 2, 2021, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, we identified and addressed a material weakness in internal control related to our effectiveness in distinguishing between an operating lease and a finance lease for purposes of applying Accounting Standards Codification 842, Leases (“ASC 842”). We adopted ASC 842 on September 29, 2019. There have been changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. Management has made changes in internal control that are summarized in the Remediation Measures section below.

Remediation Measures

To address the material weakness described above we have implemented measures designed to ensure that control deficiencies contributing to the material weakness are remediated and that such controls are designed, implemented and operating effectively. The remediation actions include (i) developing a training program for our accounting personnel designed to ensure that they have the relevant expertise related to the application of ASC 842; (ii) developing and maintaining documentation relating to ASC 842 to promote knowledge transfer when changes occur in personnel; (iii) implementing a management review plan to monitor the impact of ASC 842 with focus on our financial reporting processes; and (iv) reporting on the remediation measures to the Audit Committee and the Board of Directors.

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

The information required by Item 10 is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2021 fiscal year. The information under the heading “Executive Officers” in Part I of this Form 10-K is also incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2021 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2021 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2021 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2021 fiscal year.

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

(a)(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2	Plan of Reorganization, Amended Disclosure Statement, Amended Plan of Reorganization, Modification of Amended Plan of Reorganization, Second Modification of Amended Plan of Reorganization, Order Confirming Plan of Reorganization	SB-2	5/5/1987	2

3	Restated Articles of Incorporation, adopted January 9, 1984	10-K	12/29/1982	3

10(a)(1)	Employment Agreement with Joseph G. Flanigan*	DEF14A	1/27/1988	10(a)(1)

10(a)(2)	Form of Employment Agreement between Joseph G. Flanigan and the Company (as ratified and amended by the stockholders at the 1988 annual meeting is incorporated herein by reference).*	10-K		10(a)(1)

10(c)	Consent Agreement regarding the Company's Trademark Litigation	8-K	4/10/1985	10( c)

10(d)	King of Prussia(#850)Partnership Agreement*	8-K	4/10/1985	10(d)

10(o)	Management Agreement for Atlanta, Georgia, (#600)*	10-K	10/3/1992	10(o)

10(p)	Settlement Agreement with Former Vice Chairman of the Board of Directors (re #5)	10-K	10/3/1992	10(p)

10(q)	Hardware Purchase Agreement and Software License Agreement for restaurant point of sale system.	10-KSB	10/2/1993	10(q)

10(a)(3)	Key Employee Incentive Stock Option Plan	DEF14A	1/26/1994	10(a)(3)

10( r)	Limited Partnership Agreement of CIC Investors #13, Ltd,. between Flanigan's Enterprises, Inc., as General Partner and fifty percent owner of the limited partnership, and Hotel Properties, LTD. *	10-KSB	9/30/1995	10(r)

10(s)	Form of Franchise Agreement between Flanigan's Enterprises, Inc. and Franchisees.*	10-KSB	9/30/1995	10(s)

10(t)	Licensing Agreement between Flanigan's Enterprises, Inc. and James B. Flanigan, dated November 4, 1996, for non-exclusive use of the service mark "Flanigan's" in the Commonwealth of Pennsylvania. *	10-KSB	9/28/1996	10(t)

10(u)	Limited Partnership Agreement of CIC Investors #15 Ltd., dated March 28, 1997, between B.D. 15 Corp. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as a limited partner owning twenty five percent of the limited partnership. *

		10-KSB	9/27/1997	10(u)

10(v)	Limited Partnership Agreement of CIC Investors #60 Ltd., dated July 8, 1997, between Flanigan's Enterprises, Inc., as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning forty percent of the limited partnership. *	10-KSB	9/27/1997	10(v)

10(w)	Stipulated Agreed Order of Dismissal upon Mediation with former franchisee.	10-KSB	9/27/1997	10(w)

10(x)	Limited Partnership Agreement of CIC Investors #70, Ltd. dated February 1999 between Flanigan's Enterprises, Inc. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning forty percent of the limited partnership. *	10-KSB	10/02/1999	10(x)

10(y)	Limited Partnership Agreement of CIC Investors #80, Ltd., dated May 2001, between Flanigan's Enterprises, Inc. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc., as limited partner owning twenty five percent of the limited partnership. *	10-KSB	9/29/2001	10(y)

10(z)	Limited Partnership Agreement of CIC Investors #95, Ltd., dated July 2001, between Flanigan's Enterprises, Inc., as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning twenty eight percent of the limited partnership. *	10-KSB	9/29/2001	10(z)

10(bb)	Limited Partnership Agreement of CIC Investors #65, Ltd., dated June 24, 2004, between Flanigan’s Enterprises, Inc., as General Partner, and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning twenty six percent of the limited partnership. *	10-K	10/2/2004	10(bb)

10(cc)	Amended and Restated Limited Partnership Certificate and Agreement of CIC Investors #13, Ltd., dated March 1, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning thirty nine percent of the limited partnership. *	10-K	9/30/2006	10(cc)

10(dd)	Limited Partnership Agreement of CIC Investors #50, Ltd., dated October 17, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning sixteen percent of the limited partnership. *	10-K	9/29/2007	10(dd)

10(ee)	Limited Partnership Agreement of CIC Investors #55, Ltd., dated December 12, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning forty eight percent of the limited partnership. *	10-K	9/29/2007	10(ee)

10(ff)	Limited Partnership Agreement of CIC Investors #90, Ltd., dated January 18, 2012, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning five percent of the limited partnership. *	10-K	9/29/2012	10(ff)

13	Registrant's Form 10-K constitutes the Annual Report to Shareholders for the fiscal year ended October 2, 2021.				X

21(a)	Company's subsidiaries are set forth in this Annual Report on Form 10-K.				X

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended of Chief Executive Officer.				X

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended of Chief Financial Officer.				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.				X

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.				X

*	Compensatory plan or arrangement.

List of XBRL documents as exhibits 101

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLANIGAN'S ENTERPRISES, INC.

By: /s/ JAMES G. FLANIGAN II
JAMES G. FLANIGAN II
Chief Executive Officer
Date: 1/14/2022

By: /s/ JEFFREY D. KASTNER
JEFFREY D. KASTNER
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)
Date: 1/14/2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

/s/ JAMES G. FLANIGAN II	Chairman of the Board,	Date: 1/14/2022
James G. Flanigan II	Chief Executive Officer,
and Director

/s/ JEFFREY D. KASTNER	Chief Financial Officer,	Date: 1/14/2022
Jeffrey D. Kastner	Secretary and Director

/s/ AUGUST BUCCI	Chief Operating Officer	Date: 1/14/2022
August Bucci	and Director

/s/ MICHAEL B. FLANIGAN	Director	Date: 1/14/2022
Michael B. Flanigan

/s/ PATRICK J. FLANIGAN	Director	Date: 1/14/2022
Patrick J. Flanigan

/s/ CHRISTOPHER O’NEIL	Vice President of Package	Date: 1/14/2022
Christopher O’Neil	Operations and Director

/s/ MARY ELIZABETH BENNETT	Director	Date: 1/14/2022
Mary Elizabeth Bennett

/s/ CHRISTOPHER J. NELMS	Director	Date: 1/14/2022
Christopher J. Nelms

/s/ JOHN P. FOSTER	Director	Date: 1/14/2022
John P. Foster

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 2, 2021 AND OCTOBER 3, 2020

Flanigan’s Enterprises, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Income	F-3

Statements of Stockholders’ Equity	F-4

Statements of Cash Flows	F-5 – F-6

Notes to Financial Statements	F-7 – F-39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Flanigan’s Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flanigan’s Enterprises, Inc. (the “Company”) as of October 2, 2021 and October 3, 2020, the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended October 2, 2021 and October 3, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 2, 2021 and October 3, 2020, and the results of its operations and cash flows for each of the two years in the period ended October 2, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 1999.

West Palm Beach, FL

January 14, 2022

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

OCTOBER 2, 2021 AND OCTOBER 3, 2020

(rounded to the nearest thousandth, except share amounts)

ASSETS	2021	2020
Current Assets:
Cash and cash equivalents	$32,676,000	$29,922,000
Prepaid income taxes	139,000	74,000
Other receivables	450,000	681,000
Inventories	4,283,000	3,624,000
Prepaid expenses	2,242,000	2,207,000
Total current assets	39,790,000	36,508,000

Property and Equipment, Net	51,441,000	46,003,000
Construction in progress	5,445,000	981,000
	56,886,000	46,984,000

Right-of-use asset, finance leases	—	4,749,000
Right-of-use asset, operating leases	28,559,000	22,150,000
	28,559,000	26,899,000

Investment in Limited Partnerships	1,122,000	621,000

Other Assets:
Liquor licenses	822,000	630,000
Deferred tax assets	—	352,000
Leasehold interests, net	118,000	200,000
Other	705,000	290,000
Total other assets	1,645,000	1,472,000
Total assets	$128,002,000	$112,484,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$9,770,000	$9,238,000
Due to franchisees	4,478,000	3,142,000
Current portion of long-term debt	2,555,000	5,094,000
Finance lease liability, current	—	4,772,000
Operating lease liability, current	2,009,000	3,116,000
Deferred revenue	1,411,000	—
Total current liabilities	20,223,000	25,362,000

Long-Term Debt, Net of Current Portion	19,560,000	21,229,000

Operating lease liability, non current	27,183,000	20,337,000
Deferred tax liabilities	406,000	—
Total liabilities	67,372,000	66,928,000

Commitments and Contingencies	—	—

Equity:
Flanigan's Enterprises, Inc. stockholders' equity
Common stock, $.10 par value; 5,000,000 shares authorized; 4,197,642 shares
issued; 1,858,647 outstanding for years ended 2020 and 2019	420,000	420,000
Capital in excess of par value	6,240,000	6,240,000
Retained earnings	50,632,000	38,848,000
Treasury stock, at cost, 2,338,995 shares for the years
ended 2021 and 2020	(6,077,000)	(6,077,000)
Total Flanigan's Enterprises, Inc. stockholders' equity	51,215,000	39,431,000
Noncontrolling interests	9,415,000	6,125,000
Total equity	60,630,000	45,556,000
Total liabilities and equity	$128,002,000	$112,484,000

See notes to consolidated financial statements.

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Years Ended October 2, 2021 and October 3, 2020

(rounded to the nearest thousandth, except share and per share amounts)

	2021	2020
Revenues:
Restaurant food sales	$84,466,000	$68,685,000
Restaurant bar sales	20,832,000	15,967,000
Package store sales	29,304,000	26,276,000
Franchise-related revenues	1,673,000	1,260,000
Other operating income	262,000	109,000
Rental income	770,000	680,000
	137,307,000	112,977,000
Costs and Expenses:
Cost of merchandise sold:
Restaurants and lounges	35,974,000	28,518,000
Package goods	22,348,000	19,192,000
Payroll and related costs	43,465,000	35,399,000
Occupancy costs	6,595,000	7,040,000
Selling, general and administrative expenses	20,275,000	19,917,000
	128,657,000	110,066,000

Income from Operations	8,650,000	2,911,000

Other Income (Expense):
Interest expense	(938,000)	(836,000)
Interest and other income	58,000	49,000
Gain on forgiveness of PPP loans	10,136,000	—
Gain on sale of property and equipment	44,000	—
	9,300,000	(787,000)

Income Before Provision for Income Taxes	17,950,000	2,124,000

Benefit (Provision) for Income Taxes	(1,185,000)	60,000

Net Income	16,765,000	2,184,000

Less: Net Income Attributable to Noncontrolling Interests	(4,981,000)	(1,074,000)

Net Income Attributable to Flanigan's Enterprises, Inc. Stockholders	$11,784,000	$1,110,000

Net Income Per Common Share:
Basic and Diluted	$6.34	$0.60

Weighted Average Shares and Equivalent Shares Outstanding:
Basic and Diluted	1,858,647	1,858,647

See notes to consolidated financial statements.

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED OCTOBER 2, 2021 AND OCTOBER 3, 2020

(rounded to nearest thousandth, except share amounts)

	Common Stock		Capital in		Treasury Stock
			Excess of	Retained			Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, October 3, 2020	4,197,642	$420,000	$6,240,000	$38,848,000	2,338,995	$(6,077,000)	$6,125,000	$45,556,000
Net income	—	—	—	11,784,000	—	—	4,981,000	16,765,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,691,000)	(1,691,000)
Balance, October 2, 2021	4,197,642	420,000	6,240,000	50,632,000	2,338,995	(6,077,000)	9,415,000	60,630,000

Balance, September 28, 2019	4,197,642	420,000	6,240,000	37,738,000	2,338,995	(6,077,000)	6,208,000	44,529,000
Net income	—	—	—	1,110,000	—	—	1,074,000	2,184,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,157,000)	(1,157,000)
Balance, October 3, 2020	4,197,642	$420,000	$6,240,000	$38,848,000	2,338,995	$(6,077,000)	$6,125,000	$45,556,000

See notes to consolidated financial statements.

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 2, 2021 AND OCTOBER 3, 2020

(rounded to nearest thousandth)

	2021	2020
Cash Flows from Operating Activities:
Net income	$16,765,000	$2,184,000
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,981,000	3,144,000
Amortization of leasehold interests	82,000	96,000
Amortization of finance lease right-of-use asset	198,000	—
Amortization of operating lease right-of-use asset	2,345,000	3,050,000
Gain on forgiveness of PPP loans	(10,136,000)	—
Non-cash interest expense	109,000	—
Gain on sale of property and equipment	(44,000)	53,000
Loss on abandonment of property and equipment	56,000	—
Amortization of deferred loan costs	75,000	33,000
Deferred income taxes	758,000	(103,000)
Deferred revenues	1,411,000	—
Income from unconsolidated limited partnership	(125,000)	(7,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid income taxes	(65,000)	(19,000)
Other receivables	231,000	57,000
Inventories	(659,000)	(332,000)
Prepaid expenses	1,524,000	930,000
Other assets	32,000	305,000
Increase (decrease) in:
Accounts payable and accrued expenses	190,000	590,000
Operating lease liabilities	(3,015,000)	(1,785,000)
Due to franchisees	1,336,000	589,000
Net cash and cash equivalents provided by operating activities	14,049,000	8,785,000

Cash Flows from Investing Activities:
Purchase of property and equipment	(6,519,000)	(2,259,000)
Purchase of construction in progress	(4,104,000)	(379,000)
Deposit on property and equipment	(509,000)	(446,000)
Purchase of liquor license	(192,000)	—
Proceeds from sale of fixed assets	111,000	64,000
Insurance recovery	—	132,000
Distributions from unconsolidated limited partnership	28,000	22,000
Investment in limited partnership	(404,000)	(405,000)
Net cash and cash equivalents used in investing activities	(11,589,000)	(3,271,000)

Cash Flows from Financing Activities:
Payments of long-term debt	(4,100,000)	(2,540,000)
Deferred loan costs	(56,000)	—
Proceeds from long-term debt	2,758,000	4,397,000
Proceeds from PPP loans	3,464,000	10,036,000
Principal payments on finance leases	(81,000)	—
Distributions to noncontrolling interests	(1,691,000)	(1,157,000)
Net cash and cash equivalents provided by financing activities	294,000	10,736,000

Net Increase in Cash and Cash Equivalents	2,754,000	16,250,000

Cash and Cash Equivalents, Beginning	29,922,000	13,672,000

Cash and Cash Equivalents, Ending	$32,676,000	$29,922,000

See notes to consolidated financial statements.

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

(rounded to nearest thousandth)

	2021	2020
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$938,000	$836,000
Income taxes	$371,000	$61,000

Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,429,000	$1,317,000
Purchase deposits transferred to property and equipment	$14,000	$118,000
Purchase deposits transferred to construction in progress	$48,000	$10,000
Construction in progress transferred to property and equipment	$—	$700,000
Finance lease liabilities arising from right-of-use asset	$—	$4,772,000
Operating lease liabilities arising from right-of-use asset	$8,754,000	$25,177,000
Purchase of vehicle in exchange for debt	$58,000	$—
Purchase of property in exchange for debt	$2,200,000	$—
Construction in progress in accounts payable	$312,000	$—

See notes to consolidated financial statements.

Flanigan’s Enterprises, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 2, 2021 AND OCTOBER 3, 2020

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Capitalization

The Company was incorporated in 1959 and operates in South Florida as a chain of full-service restaurants and package liquor stores. Restaurant food and beverage sales make up the majority of our total revenue. As of October 2, 2021, we (i) operated 27 units consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and (ii) franchise an additional five units, consisting of two restaurants, (one of which we operate) and three combination restaurants/package liquor stores. With the exception of one restaurant we operate under the name “The Whale’s Rib”, and in which we do not have an ownership interest, all of the restaurants operate under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”.

The Company’s Articles of Incorporation, as amended, authorize us to issue and have outstanding at any one time 5,000,000 shares of common stock at a par value of $0.10 per share.

We operate under a 52-53 week year ending the Saturday closest to September 30. Our fiscal year 2021 is comprised of a 52-week period and our fiscal year 2020 is comprised of a 53-week period.

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

Liquor Licenses

In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 350, “Intangibles - Goodwill and Other”, our liquor licenses are indefinite lived assets, which are not being amortized, but are tested annually for impairment (see Note 13).

Property and Equipment

Our property and equipment are stated at cost less accumulated depreciation and amortization. We capitalize expenditures for major improvements and depreciation commences when the assets are placed in service. We record depreciation on a straight-line basis over the estimated useful lives of the respective assets. We charge maintenance and repairs, which do not improve or extend the life of the respective assets, to expense as incurred. When we dispose of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Our estimated useful lives range from three to five years for vehicles and three to seven years for furniture and equipment. Leasehold improvements are currently being amortized over the shorter of the life of the lease or the life of the asset up to a maximum of 15 years. Our buildings of our corporate offices in Fort Lauderdale, Florida; our construction office/warehouse in Fort Lauderdale, Florida; our combination restaurant and package liquor stores in Hallandale, Florida and North Lauderdale, Florida; our restaurants in N. Miami and Fort Lauderdale, Florida; our property in Sunrise, Florida which we lease to a limited partnership (Store #85), our property in Fort Lauderdale, Florida which we lease to a franchisee (Store #15), our package store in N. Miami, Florida, and our shopping center in Miami, Florida, all of which we own, are being depreciated over forty years. Building improvements are being depreciated over 20 years.

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

Investment in Limited Partnerships

We use the consolidation method of accounting when we have a controlling interest in other companies and limited partnerships. We use the equity method of accounting when we have significant influence and an interest between twenty to fifty percent in other companies and limited partnerships, but do not exercise control. Under the equity method, our original investments are recorded at cost and are adjusted for our share of undistributed earnings or losses. All intercompany profits are eliminated.

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

Major Suppliers

Throughout our fiscal years 2021 and 2020, we purchased substantially all of our food products from one major supplier. This major supplier represents 41% and 48% of our cost of goods sold and 24% and 27% of our accounts payable and accrued expenses as of October 2, 2021 and October 3, 2020, respectively. We believe that several other alternative vendors are available, if necessary.

Throughout our fiscal years 2021 and 2020, we purchased the majority of our alcoholic beverages from three local distributors. One of these three local distributors represents 26% and 27% of our cost of goods sold and 2% and 5% of our accounts payable and accrued expenses as of October 2, 2021 and October 3, 2020, respectively. Each distributor has exclusive rights from the manufacturers to sell specific brands in given areas, so unless the exclusive distribution rights are transferred to another vendor, there are no alternate distributors available.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenue-related to food, bar and package sales are recorded at the point of sale. Royalty-related revenues, which are 1% of package sales and 3% of restaurant sales, are recorded as income on a weekly basis, in arrears. We report our sales net of sales tax.

Our Big Daddy’s Good Customer Loyalty Program awards customers with a $20 Good Customer Gift Card, (“Gift Card”) to be used at our Flanigan’s Seafood Bar and Grill restaurants for every ten (10) purchases of at least $25 made by such customer at our Big Daddy’s Liquors package liquor stores. Pursuant to ASC 606, we recognize deferred revenue in the amount of the Gift Card upon the issuance of the Gift Card and reduce package liquor store revenue by a like amount. We recognize revenue when the Gift Card is redeemed in our restaurants or when it expires unused.

Pre-opening Costs

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs. Pre-opening costs are those typically associated with the opening of a new restaurant and generally include payroll costs associated with the new restaurant opening, rent and promotional costs. We expense pre-opening costs as incurred.

Advertising Costs

Our advertising costs are expensed as incurred. Advertising costs incurred during our fiscal years ended October 2, 2021 and October 3, 2020 were approximately $218,000 and $330,000, respectively.

General Liability Insurance

We have general liability insurance which incorporates a deductible of $10,000 per occurrence for both us and the limited partnerships. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our deductible, up to a maximum aggregate of $2,000,000 per year. During our fiscal year ended October 2, 2021, we were able to purchase excess liability insurance, whereby our excess insurance carrier is responsible for $10,000,000 coverage above our primary general liability insurance coverage. We are un-insured against liability claims in excess of $11,000,000 per occurrence and in the aggregate.

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)

In accordance with FASB ASC Topic 820-10-50-1, we utilized a valuation model to determine the fair value of our swap agreements. As the valuation models for the swap agreements were based upon observable inputs, they are classified as Level 2 (see Note 17).

Derivative Instruments

We account for derivative instruments in accordance with FASB ASC Topic 815-10-05-4, “Accounting for Derivative Instruments and Hedging Activities” as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. In accordance with FASB ASC Topic 815-10-05-4, derivative instruments are recognized as assets or liabilities in the Company’s consolidated balance sheets and are measured at fair value. We recognize all changes in fair value through earnings unless the derivative is determined to be an effective hedge. We currently have two derivatives which we have designated as effective hedges (See Note 17).

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

We follow the provisions regarding Accounting for Uncertainty in Income Taxes, which require the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. For our fiscal years ending October 2, 2021 and October 3, 2020, we had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing and the current and prior three years remain subject to examination as of October 2, 2021. We do not expect that unrecognized tax benefits will increase within the next twelve months. We recognize accrued interest and penalties related to uncertain tax positions as income tax expense.

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

Recently Adopted and Recently Issued Accounting Pronouncements

Adopted

Effective September 29, 2019, we adopted Accounting Standards Codification 842, Leases (“ASC 842”). The new guidance requires that lease arrangements be presented on the lessee’s balance sheet by recording a right-of-use asset and a lease liability equal to the present value of the related future minimum lease payments. We adopted the standard using the modified retrospective approach. Upon adoption, we recorded a right-of-use asset of $27.8 million and a lease liability of $27.8 million.

We elected the transition package of practical expedients, under which we are not required to reassess (1) whether any expired or existing contracts are leases, or contain leases, (2) the lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. In addition, we made an accounting policy election to exclude leases with an initial term of twelve (12) months or less from the balance sheet. This standard had a material impact on the Consolidated Balance Sheets due to the recording of a right-of-use asset and lease liability and on the Consolidated Statements of Income due to the escalations of rent in the extensions but did not have a material impact on the Consolidated Statement of Cash Flows.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued

The FASB issued guidance, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This accounting standards update provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. LIBOR rates will be published until June 30, 2023 and all principal and interest of the $1.405M Loan will be due in full on January 23, 2023 and all principal and interest of the Term Loan will be fully amortized and paid in full as of December 28, 2022 so the discontinuance of LIBOR rates will have no impact on us.

NOTE 2. PROPERTY AND EQUIPMENT

	2021	2020

Furniture and equipment	$12,970,000	$12,381,000
Leasehold improvements	26,456,000	25,355,000
Land and land improvements	25,922,000	21,289,000
Building and improvements	20,418,000	19,455,000
Vehicles	1,856,000	1,635,000
	87,622,000	80,115,000
Less accumulated depreciation and amortization	(36,181,000)	(34,112,000)
	51,441,000	46,003,000
Construction in progress	5,445,000	981,000
	$56,886,000	$46,984,000

Depreciation and amortization expense for the fiscal years ended October 2, 2021 and October 3, 2020 was approximately $2,981,000 and $3,144,000, respectively.

NOTE 3. LEASEHOLD INTERESTS

	2021	2020

Leasehold interests, at cost	$3,024,000	$3,024,000
Less accumulated amortization	2,906,000	2,824,000
	$118,000	$200,000

Future leasehold amortization as of October 2, 2021 is as follows:

2022	$33,000
2023	22,000
2024	22,000
2025	22,000
2026	18,000
Thereafter	1,000
Total	$118,000

Leasehold amortization expense for the fiscal years ended October 2, 2021 and October 3, 2020 was approximately $82,000 and $96,000, respectively.

NOTE 4. INVESTMENTS IN LIMITED PARTNERSHIPS

We have invested with others (some of whom are affiliated with our officers and directors) in nine limited partnerships which own and operate nine South Florida based restaurants under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s”. In addition to being a limited partner in these limited partnerships, we are the sole general partner of eight of these limited partnerships and manage and control the operations of the restaurants except for the restaurant located in Fort Lauderdale, Florida where we only hold a limited partnership interest.

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

As of October 2, 2021, all eight (8) limited partnerships where we are the general partner and are eligible to receive a management fee, have returned to their respective investors all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by these limited partnerships. In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” service marks, which use is authorized while we act as general partner only. This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears. Whether we will have any additional restaurants under development in the future will be dependent, among other things, on market conditions and our ability to raise capital. We anticipate that we will continue to form limited partnerships to raise funds to own and operate restaurants under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” using the same or substantially similar financial arrangements.

Below is information on the nine limited partnerships which own and operate “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” restaurants:

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

Sunrise, Florida

During the second quarter of our fiscal year 2019, we entered into a Lease Agreement (the “Sunrise Lease Agreement”) with a non-affiliated third party to rent approximately 6,900 square feet of commercial space in Sunrise, Florida where, subject to certain conditions, we anticipate opening a new restaurant location under our “Flanigan’s” service mark. During the third quarter of our fiscal year 2019, we assigned the Sunrise Lease Agreement to a newly formed limited partnership in which we currently are (i) the sole general partner; and (ii) our wholly owned subsidiary is the sole limited partner. While there can be no assurances that we will be successful in doing so, we are currently selling limited partnership interests to third parties as well as affiliates of the Company in order to raise net proceeds, in the amount of $5,000,000, which proceeds will be used to renovate this potential restaurant location. We anticipate that the new restaurant location’s ownership and operating structure will be substantially similar to that of our other restaurants owned by limited partnerships. Through October 2, 2021, we have made capital contributions of $2,982,000, including construction in progress of $2,224,000, in this limited partnership.

NOTE 4. INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

Miramar, Florida

During the fourth quarter of our fiscal year 2019, we entered into a Lease Agreement (the “Miramar Lease Agreement”) with a non-affiliated third party to rent approximately 6,000 square feet of commercial space in Miramar, Florida where, subject to certain conditions, we anticipate opening a new restaurant location under our “Flanigan’s” service mark. Subsequent to the end of our fiscal year 2021, we assigned the Miramar Lease Agreement to a newly formed limited partnership in which we currently are (i) the sole general partner; and (ii) our wholly owned subsidiary is the sole limited partner. While there can be no assurances that we will be successful in doing so, we are currently selling limited partnership interests to third parties as well as affiliates of the Company in order to raise net proceeds, in the amount of $4,000,000, which proceeds will be used to renovate this potential restaurant location. We anticipate that the new restaurant location’s ownership and operating structure will be substantially similar to that of our other restaurants owned by limited partnerships. Through October 2, 2021, we have made capital contributions of $313,000, including construction on progress of $260,000, in this limited partnership.

Fort Lauderdale, Florida

A corporation, owned by a member of our Board of Directors, acts as sole general partner of a limited partnership which has owned and operated a restaurant in Fort Lauderdale, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since April 1, 1997. We have a 25% limited partnership interest in this limited partnership. 31.9% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. We have a franchise arrangement with this limited partnership. For accounting purposes, we do not consolidate the operations of this limited partnership into our operations. This entity is reported using the equity method in the accompanying consolidated financial statements. The following is a summary of unaudited financial information pertaining to our limited partnership investment in Fort Lauderdale, Florida:

	October 2, 2021	October 3, 2020
Financial Position:
Current Assets	$624,000	$591,000
Non-Current Assets	701,000	655,000
Total Assets	1,325,000	1,246,000

Current Liabilities	259,000	562,000
Non-Current Liabilities	-	-
Total Liabilities	259,000	562,000
Equity	1,066,000	684,000

	1,325,000	1,246,000
Operating Results:
Revenues	4,172,000	3,430,000
Gross profit	2,735,000	2,279,000
Net income	495,000	24,000

NOTE 5. PURCHASE OF REAL PROPERTY:

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

Sunrise, Florida (“Flanigan’s Seafood Bar and Grill”)

During the second quarter of our fiscal year 2019, we entered into a Lease Agreement (the “Sunrise Lease Agreement”) with a non-affiliated third party to rent approximately 6,900 square feet of commercial space located at 14301 W. Sunrise Boulevard, Sunrise, Florida where, subject to certain conditions, we anticipate opening a new restaurant location. The Sunrise Lease Agreement granted us an option to purchase, (the “Option to Purchase”) the real property and improvements by March 2, 2021 for $4,800,000. During the third quarter of our fiscal year 2019, we assigned the Sunrise Lease Agreement, excluding the Option to Purchase, to a newly formed limited partnership. During the first quarter of our fiscal year 2021, we exercised the Option to Purchase and during the second quarter of our fiscal year 2021 we closed on the acquisition of the real property located at 14301 W. Sunrise Boulevard, Sunrise, Florida. We financed this acquisition with a loan from an unrelated third party lender in the principal amount of $2.2 million and paid cash for the balance. The mortgage loan accrues interest at the fixed annual rate of 3.65%, is amortized over fifteen (15) years, and requires us to pay monthly payments of principal and interest in the amount of $15,900 with the entire principal balance and all accrued but unpaid interest due in March, 2036.

NOTE 6. PURCHASE OF 4 COP LIQUOR LICENSE

During the third quarter of our fiscal year 2021, we purchased a 4 COP quota liquor license, which permits the sale of beer, wine and liquor for on and/or off premises consumption, for Broward County, Florida from an unrelated third party for $192,000. The liquor license is currently inactive, but we intend to use it in connection with the operation of a package liquor store we are developing in Miramar, Florida.

NOTE 7. EXECUTION OF LEASES FOR NEW LOCATIONS:

Miramar, Florida (“Flanigan’s Seafood Bar and Grill”)

During the fourth quarter of our fiscal year 2019, we entered into a Lease Agreement with a non-affiliated third party, (the “Landlord”), to rent approximately 6,000 square feet of commercial space for a restaurant location in a shopping center at 11225 Miramar Parkway, #250, Miramar, Florida 33024 (Store #25), which shopping center was under construction and where we anticipate opening a new restaurant location. We assigned this Lease Agreement to a newly formed limited partnership in which we currently are (i) the sole general partner; and (ii) our wholly owned subsidiary is the sole limited partner. While there can be no assurances that we will be successful in doing so, we are currently selling limited partnership interests to third parties, as well as affiliates of the Company, in order to raise net proceeds in an amount of $4,000,000, which proceeds will be used to build out this potential restaurant location. The new restaurant location’s ownership and operating structure will be substantially similar to that of our other restaurants owned by limited partnerships. Any amounts we advance to the limited partnership will be applied as a credit to limited partnership equity in the limited partnership we may acquire (which equity shall be purchased at the same price and upon the same terms as other equity investors). Any excess amounts advanced by us will be reimbursed to us by the limited partnership without interest. During the fourth quarter of our fiscal year 2021, we received notification from the Landlord that it had completed substantially all of the Landlord’s work under the Lease Agreement and was delivering possession of the leased premises to us. Through October 2, 2021, we made advances of $313,000 to the limited partnership.

NOTE 7. EXECUTION OF LEASES FOR NEW LOCATIONS: (Continued)

Miramar, Florida (“Big Daddy’s Liquors”)

During the fourth quarter of our fiscal year 2019, we entered into a Lease Agreement with a non-affiliated third party, (the “Landlord”), to rent approximately 2,000 square feet of commercial space for a package liquor store glocation in a shopping center at 11225 Miramar Parkway, #245, Miramar, Florida 33024 (Store #24), which shopping center was under construction and where we anticipate opening a new retail package liquor store. The new package liquor store location will be Company-owned. During the fourth quarter of our fiscal year 2021, we received notification from the Landlord that it had completed substantially all of the Landlord’s work under the Lease Agreement and was delivering possession of the leased premises to us.

NOTE 8. EXTENSION OF LEASES FOR EXISTING LOCATIONS

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

Surfside, Florida

During the second quarter of our fiscal year 2021, the lease with an unrelated third party for the space located at 9516 Harding Avenue, Surfside, Florida (Store #60) where a limited partnership owned restaurant operates was extended through December 31, 2026. The fixed annual rental increases were increased from $0.75 per square foot annually to $1.00 per square foot effective January 1, 2022. Otherwise, the extended lease is on substantially the same terms and conditions as existed before the extension.

NOTE 9. EXPANSION OF LEASED PREMISES; EXTENSION OF LEASE

Miami, Florida

During the third quarter of our fiscal year 2021, the lease with an unrelated third party for the space located at 9857 SW 40th Street, Miami, Florida (Store #90), where a limited partnership owned restaurant operates, was amended to add approximately 2,100 square feet to the leased premises and extend the term of the lease through March 31, 2031, with one (1) five (5) year renewal option. The fixed annual rental for the expanded leased premises was increased by $5,000 monthly, with fixed annual rental increases. Otherwise, the extended lease is on substantially the same terms and conditions as existed before the expansion and extension.

NOTE 10. MORTGAGE / FINANCED INSURANCE PREMIUMS:

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

(b) Mortgage on Real Property – North Miami, Florida

During the third quarter of our fiscal year 2021, we re-financed with a loan from an unrelated third party lender, our mortgage loan encumbering the real property and improvements located at 13105 – 13205 Biscayne Boulevard, North Miami, Florida where our Flanigan’s Seafood Bar and Grill restaurant and Big Daddy’s Liquors retail package liquor store operate (Store #20), increasing the principal amount borrowed from $1.5 million to $4.3 million. We received the net cash proceeds from the refinancing transaction ($2.8 million) shortly after the end of the third quarter of our fiscal year 2021. The re-financed mortgage loan earns interest at the fixed annual rate of 3.63%, is amortized over fifteen (15) years, requires us to pay monthly payments of principal and interest in the amount of $31,129 with the entire principal balance and all accrued interest due in July, 2036. We intend to use the excess funds we received from the re-financing of this mortgage loan for working capital purposes.

(c) Financed Insurance Premiums

During our fiscal year 2021, we financed the premiums on the following property, general liability, excess liability and terrorist policies, totaling approximately $1.94 million, which property, general liability, excess liability and terrorist insurance includes coverage for our franchises which are not included in our consolidated financial statements:

NOTE 10. MORTGAGE / FINANCED INSURANCE PREMIUMS: (Continued)

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

As of October 2, 2021, the aggregate principal balance owed from the financing of our property and general liability insurance policies, including the financing of our directors and officers liability insurance policy, but excluding coverage for our franchises, (of approximately $113,000), which are not included in our consolidated financial statements is $409,000.

NOTE 11. CORONAVIRUS PANDEMIC:

In March 2020, a novel strain of coronavirus was declared a global pandemic and a National Public Health Emergency. The novel coronavirus pandemic and related “shelter-in-place” orders and other governmental mandates relating thereto (collectively, “COVID-19”) adversely affected and will, in all likelihood continue to adversely affect, our restaurant operations and financial results for the foreseeable future. Throughout our fiscal year 2021, in accordance with guidance from health officials, we offered both indoor and outdoor food and bar options at all of our restaurants, with among other precautions, appropriate social distancing and mask requirements for all customers and employees.

During the third quarter of our fiscal year 2020, we, certain of the entities owning the limited partnership stores (the “LP’s”), franchised stores (the “Franchisees”) as well as the store we manage but do not own (the “Managed Store”), (collectively, the “Borrowers”), applied for and received loans from an unrelated third party lender pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $13.1 million, (the “PPP Loans”), of which approximately: (i) $5.9 million was loaned to us; (ii) $4.1 million was loaned to 8 of the LP’s; (iii) $2.6 million was loaned to 5 of the Franchisees; and (iv) $0.5 million was loaned to the Managed Store. The PPP Loans to the Franchisees and the Managed Store are not included in our consolidated financial statements. During our fiscal year 2021, we applied for and received forgiveness the entire amount of principal and accrued interest on all PPP Loans, including Franchisees and the Managed Store.

NOTE 11. CORONAVIRUS PANDEMIC: (Continued)

During the second quarter of our fiscal year 2021, certain of the LPs, as well as the Managed Store, applied for and received 2nd PPP loans, in the aggregate principal amount of approximately $3.98 million (the “2nd PPP Loans”), of which approximately: (i) $3.46 million was loaned to 6 of the LP’s; and (iv) $0.52 million was loaned to the Managed Store.

The 2nd PPP Loans, which are in the form of notes issued by each of the Borrowers, mature five (5) years from the date of funding (March 23, 2021) and bear interest at a rate of 1.00% per annum, payable monthly commencing after the U.S. Small Business Administration makes a determination of the forgiveness of the 2nd PPP Loans. The notes may be prepaid by the applicable Borrower at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loans have been available to the respective Borrower to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, including rent and interest on mortgages and other debt obligations incurred before February 15, 2020. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent the proceeds of the 2nd PPP Loans are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. Subsequent to the end of our fiscal year 2021, we applied for and received forgiveness of the entire amount of principal and accrued interest on all 2nd PPP Loans.

We believe COVID-19 has had a material adverse effect on our access to supplies or labor and will have a significant adverse impact on our supply chain or access to labor in the future. We are actively monitoring our food suppliers to assess how they are managing their operations to mitigate supply flow and food safety risks. To ensure we mitigate potential supply availability risk, we are building additional inventory back stock levels when appropriate and we have also identified alternative supply sources in key product categories including but not limited to food, sanitation and safety supplies.

As of October 2, 2021, we are in compliance with the financial covenants contained in our loans with our unrelated third party institutional lender (the “Institutional Lender”) under which we owe in the aggregate, approximately $17,096,000 (the “Institutional Loans”).

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

NOTE 12. RE-CONSTRUCTION FOLLOWING CASUALTY LOSS:

During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) was damaged by a fire and was forced to close. Due to the damage caused by the fire, we determined that Store #19 should be demolished and rebuilt and as a result, the package liquor store and restaurant were closed for our fiscal years 2021, 2020 and 2019. During our fiscal year 2022, we expect to complete construction of the new building for our package liquor store and open for business. We also expect to receive building permits to construct the new building for our restaurant, but do not expect to open for business during our fiscal year 2022.

NOTE 13. LIQUOR LICENSES

Liquor licenses, which are indefinite lived assets, are tested for impairment in September of each of our fiscal years. The fair value of liquor licenses at October 2, 2021, exceeded the carrying amount; therefore, we recognized no impairment loss. The fair value of the liquor licenses was evaluated by comparing the carrying value to recent sales for similar liquor licenses in the County issued. At October 2, 2021 and October 3, 2020, the total carrying amount of our fifteen (15) 4 COP quota liquor licenses was $822,000 and $630,000, respectively. We acquired a 4 COP quota liquor license in our fiscal year 2021 for $192,200 for use in Broward County, Florida which we intend to use it in connection with the operation of a package liquor store we are developing in Miramar, Florida.

NOTE 14. INCOME TAXES

The components of our provision for income taxes for our fiscal years 2021 and 2020 are as follows:

	2021	2020
Current:
Federal	$251,000	$(70,000)
State	176,000	113,000
Deferred:	427,000	43,000
Federal	649,000	(88,000)
State	109,000	(15,000)
	758,000	(103,000)
	$1,185,000	$(60,000)

A reconciliation of income tax computed at the statutory federal rate to income tax expense is as follows:

	2021	2020

Tax provision at the statutory rate	$3,770,000	$446,000
Non-controlling interests	(1,046,000)	(226,000)
State income taxes, net of federal income tax	196,000	43,000
FICA tip credit	(297,000)	(418,000)
True up adjustment	115,000	43,000
Tax effect of rate change due to Tax Reform	(1,000)	13,000
PPP forgiveness	(1,576,000)	—
Other permanent items	24,000	39,000
	$1,185,000	$(60,000)

We have deferred tax assets which arise primarily due to depreciation recorded at different rates for tax and book purposes offset by cost basis differences in depreciable assets due to the deferral of the recognition of insurance recoveries on casualty losses for tax purposes, investments in and management fees paid by limited partnerships, accruals for potential uninsured claims, bonuses accrued for book purposes but not paid within two and a half months for tax purposes, the capitalization of certain inventory costs for tax purposes not recognized for financial reporting purposes, the recognition of revenue from gift cards not redeemed within twelve months of issuance, allowances for uncollectable receivables, unfunded limited retirement commitments and FICA tax credit.

NOTE 14. INCOME TAXES (Continued)

The components of our deferred tax assets at October 2, 2021 and October 3, 2020 were as follows:

	2021	2020
Long-Term:
Reversal of aged payables	$18,000	$18,000
Capitalized inventory costs	26,000	22,000
Accrued bonuses	96,000	166,000
Accruals for potential uninsured claims	34,000	27,000
Gift cards	195,000	162,000
Limited partnership management fees	(720,000)	(192,000)
Tip credit	85,000	7,000
Book/tax differences in property and equipment	(886,000)	(507,000)
Book/tax differences in operating leases	428,000	279,000
Limited partnership investments	264,000	307,000
Accrued limited retirement	54,000	63,000
Total Deferred Tax Assets (Liabilities)	$(406,000)	$352,000

NOTE 15. DEBT

Long-Term Debt

	2021	2020
Mortgage payable to institutional lender, secured by a first mortgage on real property and improvements, bearing interest at 3.86%, amortized over twenty (20) years, payable in monthly installments of principal and interest of approximately $43,000, with a balloon payment of approximately $5,373,000 due on November 27, 2026. As of October 2, 2021, the net book value of the collateral securing this mortgage was $5,535,000.	6,821,000	7,070,000

Mortgage payable to institutional lender, secured by first mortgage on real property and improvements, bearing interest at the fixed rate of 3.63% per annum, fully amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $31,000, with a final payment of July 1, 2036. As of October 2, 2021, the net book value of the collateral securing this mortgage was $11,563,000.	4,246,000	--

Mortgage payable to institutional lender, secured by first mortgage on real property and improvements, bearing interest at the fixed rate of 3.65% per annum, fully amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $15,950, with a final payment of March 2, 2036. As of October 2, 2021, the net book value of the collateral securing this mortgage was $4,542,000.	2,145,000	--

Mortgage payable to unrelated third party, secured by first mortgage on real property and improvements, bearing interest at 7½%, amortized over twenty (20) years, payable in monthly installments of principal and interest of approximately $15,700, with a balloon payment of approximately $1,331,000 in December, 2022. The principal balance and all accrued interest was paid in full on July 1, 2021.	--	1,508,000

Mortgage payable to institutional lender, secured by a first mortgage on real property and improvements, bearing interest at BBA LIBOR – 1 Month +2.25%, (2.33% at October 2, 2021), but with the interest fixed at 4.35% pursuant to a swap agreement, amortized over twenty (20) years, payable in monthly installments of principal and interest of approximately $8,775, with a balloon payment of approximately $858,000 on January 22, 2023. As of October 2, 2021, the net book value of the collateral securing this mortgage was $3,497,000.	954,000	1,017,000

Revolving credit line/term loan payable to lender, which entitled the Company to borrow, from time to time through December 28, 2017, up to $5,500,000, (the “Credit Line”), secured by a blanket lien on all Company assets, bearing interest through December 28, 2017 at LIBOR – Daily Floating Rate + 2.25%, (2.33% at October 2, 2021). Effective December 28, 2017, an interest rate swap agreement requires us to pay interest for a five (5) year period at a fixed rate of 4.61% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, per annum (2.33% at October 2, 2021) on the same notional principal amount, with a final payment on December 28, 2022. On December 21, 2017, we borrowed the remaining $3,500,000 and on December 28, 2017 the entire principal balance under the Credit Line ($5,500,000) converted to the Term Loan.

	1,650,000	2,750,000

NOTE 15. DEBT (Continued)

Mortgage payable to institutional lender, secured by a first mortgage on real property and improvements, bearing interest at the fixed rate of 4.65% per annum, fully amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $6,384, with a final payment on December 28, 2031. As of October 2, 2021, the net book value of the collateral securing this mortgage was $827,000.	633,000	679,000

Mortgage payable to a related party, an entity the owners of which include persons who are either our officers, directors or their family members, secured by first mortgage on real property and improvements, bearing interest at 5%, amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $5,700, with a balloon payment of approximately $302,000 due in July, 2024. As of October 2, 2021, the net book value of the collateral securing this mortgage was $1,534,000.	442,000	483,000

Mortgage payable to institutional lender, secured by a first mortgage on real property and improvements, bearing interest at the fixed rate of 4.65% per annum, fully amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $6,519, with a final payment on December 28, 2031. As of October 2, 2021, the net book value of the collateral securing this mortgage was $981,000.	647,000	693,000

Mortgage payable to related party, an entity the owners of which include persons who are either our officers, directors or their family members, secured by first mortgage on real property and improvements, bearing interest at 5%, amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $4,900, with a balloon payment of approximately $398,000 in May, 2021. The principal balance and all accrued interest was paid in full on April, 2021.	--	423,000

Financed insurance premiums, secured by all insurance policies, bearing interest at 2.45% payable in monthly installments of principal and interest in the aggregate amount of $164,000 a month through November 30, 2021.	409,000	365,000

Mortgage payable to related party, an entity the owners of which include persons who are either our officers, directors or their family members, secured by first mortgage on real property and improvements, bearing interest at 5%, amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $6,000, with a balloon payment of approximately $484,000 due in April, 2021. The principal balance and all accrued interest was paid in full on April, 2021.	--	511,000

Mortgage payable to unrelated third party, secured by first mortgage on real property and improvements, bearing interest at 7½%, amortized over twenty (20) years, payable in monthly installments of principal and interest of approximately $7,300, with a final payment due in March, 2034. As of October 2, 2021, the net book value of the collateral securing this mortgage was $1,104,000.	713,000	743,000

NOTE 15. DEBT (Continued)

Mortgage payable to related third party, secured by first mortgage on real property and improvements, bearing interest at 4%, amortized over eight (8) years, payable in monthly installments of principal and interest of approximately $3,000, with a final payment due in November, 2026. As of October 2, 2021, the net book value of the collateral securing this mortgage was $511,000.	171,000	197,000

Loans from an unrelated third party lender pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $10.0 million, (the “PPP Loans”), of which approximately $5.9 million was loaned to us and $4.1 million was loaned to 8 of the limited partnerships. The PPP Loans, which are in the form of Notes issued by each of the Borrowers, mature five years from the date of funding (dates ranging from May 5, 2025to May 11, 2025) and bear interest at a rate of 1.00% per annum, payable monthly commencing approximately six months from the date of issuance of the Notes (issuance dates ranging from April 30, 2020 to May 6, 2020).

	---	10,036,000

Loans from an unrelated third party lender pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $3.46 million, (the “2nd PPP Loans”), which was loaned to 6 of the limited partnerships. The 2nd PPP Loans, which are in the form of Notes issued by each of the Borrowers, mature five years from the date of funding (March 23, 2021) and bear interest at a rate of 1.00% per annum, payable monthly commencing after the U.S. Small Business Administration makes a determination of the forgiveness of 2nd PPP Loans). Subsequent to the end of our fiscal year 2021, the principal balance and all accrued interest due on the 2nd PPP Loans was forgiven in full.

	3,464,000	---

Other	74,000	45,000

Less unamortized loan costs	(254,000)	(197,000)
	22,115,000	26,323,000
Less current portion	2,555,000	5,094,000
	$19,560,000	$21,229,000

Long-term debt at October 2, 2021 matures as follows:

2022	$2,555,000
2023	2,970,000
2024	1,862,000
2025	1,559,000
2026	1,595,000
Thereafter	11,828,000
$22,369,000
Less unamortized loan costs	(254,000)
$22,115,000

As of October 2, 2021, we are in compliance with the financial covenants contained in our loans with our unrelated third party institutional lender (the “Institutional Lender”). We owe in the aggregate, approximately $17,097,000 (the “Institutional Loans”), as of October 2, 2021.

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

NOTE 16. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Construction Contracts

a. 7990 Davie Road Extension, Hollywood, Florida (Store #19 – “Big Daddy’s Wine & Liquors”)

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work at this location totaling $1,618,000, (i) to connect the real property where this restaurant operated (Store #19) to city sewer and (ii) to construct a new building on the adjacent parcel of real property for the operation of a package liquor store. During our fiscal years 2020 and 2021, we agreed to change orders to the agreement for additional construction services increasing the total contract price by $502,000 to $2,120,000, of which $1,092,000 of the total amount obligated has been paid through October 2, 2021 and an additional $335,000 has been paid subsequent to the end of our fiscal year 2021.

b. 2505 N. University Drive, Hollywood, Florida (Store #19 – “Flanigan’s”)

During the third quarter of our fiscal year 2019, we entered into an agreement with an unaffiliated third party architect for design and development services totaling $77,000 for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), which has been closed since October 2, 2018 due to damages caused by a fire, of which $62,000 has been paid. Subsequent to the end of our fiscal year 2021, we entered into an agreement with a third party unaffiliated general contractor to re-build our restaurant at this location totaling $2,515,000, of which none has been paid.

c. 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85 – “Flanigan’s”)

During the third quarter of our fiscal year 2019, we also entered into an agreement with an unaffiliated third party design group for design and development services of our new location at 14301 W. Sunrise Boulevard, Sunrise, Florida 33323 (Store #85) for a total contract price of $122,000. During our fiscal year 2020,we agreed upon amendments to the $122,000 Contract for additional design and development services which had the effect of increasing the total contract price by $18,000 to $140,000, of which $131,000 has been paid through October 2, 2021. Additionally, during the fourth quarter of our fiscal year 2020, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,236,000, and during our fiscal year 2021 we agreed to change orders to the agreement for additional interior renovations increasing the total contract price by $183,000 to $1,419,000, of which $1,081,000 has been paid through October 2, 2021 and an additional $187,000 has been paid subsequent to the end of our fiscal year 2021.

d. 11225 Miramar Parkway, #250, Miramar, Florida (“Flanigan’s”)

During the fourth quarter of our fiscal year 2019, we entered into a Lease Agreement with a non-affiliated third party, (the “Landlord”) to rent approximately 6,000 square feet of commercial space for a restaurant location in a shopping center at 11225 Miramar Parkway, #250, Miramar, Florida (Store #25), which shopping center was under construction. During the second quarter of our fiscal year 2021, we entered into an Architectural Professional Services Agreement with a third-party unaffiliated architect for design and development services for this, new location (Store #25) for a total contract price of $73,850, which contract price has been paid in full through October 2, 2021. During the fourth quarter of our fiscal year 2021, we received notification from the Landlord that it had completed substantially all of the Landlord’s work under the Lease Agreement and was delivering possession of the leased premises to us. Subsequent to the end of our fiscal year 2021, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,421,000, of which none has been paid.

NOTE 16. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

e. 11225 Miramar Parkway, #245, Miramar, Florida (“Big Daddy’s Wine and Liquors”)

During the fourth quarter of our fiscal year 2019, we entered into a Lease Agreement with a non-affiliated third party, (the “Landlord”) to rent approximately 2,000 square feet of commercial space for a retail package liquor store location in a shopping center at 11225 Miramar Parkway, #245, Miramar, Florida (Store #24), which shopping center was under construction. During the second quarter of our fiscal year 2021, we entered into an Architectural Professional Services Agreement with a third-party unaffiliated architect for design and development services for this, new location (Store #24) for a total contract price of $18,650, which contract price has been paid in full through October 2, 2021. During the fourth quarter of our fiscal year 2021, we received notification from the Landlord that it had completed substantially all of the Landlord’s work under the Lease Agreement and was delivering possession of the leased premises to us. Subsequent to the end of our fiscal year 2021, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $317,000, of which none has been paid.

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

We are a party to various other claims, legal actions and complaints arising in the ordinary course of our business. It is our opinion, in consultation with legal counsel, that all such matters are without merit or involve such amounts that an unfavorable disposition would not have a material adverse effect on our financial position or results of operations.

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

Following adoption of ASC 842, common area maintenance and property taxes are not considered to be lease components.

The components of lease expense are as follows:

	52 Weeks	53 Weeks
	Ended	Ended
	October 2, 2021	October 3, 2020
Finance Lease Amortization	$198,000	$-
Finance Lease Expense, which is included in interest expense	109,000	-
Operating Lease Expense, which is included in occupancy costs	3,601,000	4,521,000
	$3,908,000	$4,521,000

NOTE 16. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Supplemental balance sheet information related to leases as follows:

Classification on the Consolidated Balance Sheet	October 2, 2021	October 3, 2020

Assets
Finance lease assets	$-	$4,749,000
Operating lease assets	28,559,000	22,150,000
	$28,559,000	$26,899,000

Liabilities
Finance current liabilities	$-	$4,772,000
Operating current liabilities	2,009,000	3,116,000
Operating lease non-current liabilities	$27,183,000	$20,337,000

Weighted Average Remaining Lease Term:
Finance leases	-	0.42 Years
Operating leases	8.93 Years	7.71 Years

Weighted Average Discount:
Finance leases	-	5.5%
Operating leases	4.62%	5.5%

For fiscal year	Operating	Finance
2022	$3,297,000	$-
2023	3,501,000	-
2024	3,544,000	-
2025	3,537,000	-
2026	3,371,000	-
Thereafter	$19,830,000	$-

Total lease payments (Undiscounted cash flows)	$37,080,000	$-
Less imputed interest	(7,888,000)	(-)
Total	$29,192,000	$-

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants, on November 9, 2020, we entered into a purchase agreement with our current rib supplier, whereby we agreed to purchase approximately $6,420,000 of baby back ribs during calendar year 2021 from this vendor at a fixed cost. During the third quarter of our fiscal year 2021, we agreed to increase the fixed cost of the remaining baby back ribs for our calendar year 2021 by approximately $408,000 and our current rib supplier guaranteed adequate supply for our restaurants during calendar year 2022.

In order to ensure adequate supply of baby back ribs for our restaurants for calendar year 2022, on October 4, 2021, we entered into a purchase agreement with our current rib supplier, whereby we agreed to purchase approximately $10,414,000 of baby back ribs during calendar year 2022 from this vendor at market cost. Our purchase agreement provides for the purchase of 2.25 & Down Baby Back Ribs, at a monthly cost of the average market price per pound of the prior 4 weeks.

While we anticipate purchasing all of our rib supply from this vendor, we believe there are several other alternative vendors available, if needed.

NOTE 16. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Flanigan’s Fish Company, LLC

As of October 2, 2021, Flanigan’s Fish Company, LLC, a Florida limited liability company (“FFC”) supplies certain of the fish to all of our restaurants. Since we hold the controlling interest of FFC, the balance sheet and operating results of this entity are consolidated into the accompanying financial statements of the Company. Sales and purchases of fish are recognized in restaurant food sales and restaurant and lounges (cost of merchandise sold), respectively, in the consolidated statements of income at the time of sale to the restaurant. In addition, the 49% of FFC owned by the unrelated third party is recognized as noncontrolling interest in our consolidated financial statements.

Franchise Program

At October 2, 2021 and October 3, 2020, we were the franchisor of five units under franchise agreements. Of the five franchised stores, three are combination restaurant/package liquor stores and two are restaurants (one of which we operate). Four franchised stores are owned and operated by related parties as follows:

•James G. Flanigan, our Chairman of the Board of Directors, Chief Executive Officer and President of the Company, and Michael B. Flanigan, a member of our Board of Directors and James G. Flanigan’s brother, are each a 35.24% owner of a company which has a franchise arrangement with us for the operation of a restaurant and adjacent package liquor store located in Coconut Grove, Florida (Store #18).

•Patrick J. Flanigan, brother to both James G. Flanigan and Michael B. Flanigan and a member of our Board of Directors, owns 100% of a company which has a franchise arrangement with us for the operation of a combination restaurant/package liquor store located in Pompano Beach, Florida (Store #43).

•Our officers and directors collectively own 30% of the shareholder interest of a company which has a franchise arrangement with us for the operation of a restaurant located in Deerfield Beach, Florida. The shareholder interest of James G. Flanigan’s family represents an additional 60% of the total invested capital in this franchised location (Store #14).

•Patrick J. Flanigan is the sole general partner and a 25% limited partner in a limited partnership which has a franchise arrangement with us for the operation of a restaurant located in Fort Lauderdale, Florida. The Company is a 25% limited partner in this limited partnership and officers and directors of the Company (excluding Patrick J. Flanigan) own an additional 31.9% limited partnership interest in this franchised location (Store #15).

NOTE 16. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Franchise Program (Continued)

Under the franchise agreements, we provide guidance, advice and management assistance to the franchisees. In addition and for an additional annual fee of approximately $25,000 each, we also act as fiscal agent for the franchisees whereby we collect all revenues and pay all expenses and distributions. We also, from time to time, advance funds on behalf of the franchisees for the cost of renovations. The resulting amounts receivable from and payable to these franchisees are reflected in the accompanying consolidated balance sheet as either an asset or a liability. We also agree to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. The franchise agreements provide for royalties to us of approximately 3% of gross restaurant sales and 1% of gross package liquor sales. During our fiscal years 2021 and 2020, we earned royalties of $786,000 and $666,000, respectively, from our related franchises. We are not currently offering or accepting new franchises.

Employment Agreements/Bonuses

As of October 2, 2021 and October 3, 2020, we had no employment agreements.

Our Board of Directors approved an annual performance bonus, with 14.75% of the corporate pre-tax net income, plus or minus non-recurring items, but before depreciation and amortization in excess of $650,000 paid to the Chief Executive Officer and 5.25% paid to other members of management. Bonuses for our fiscal years 2021 and 2020 amounted to approximately $3,730,000 and $933,000, respectively.

Our Board of Directors also approved an annual performance bonus, with 5% of the pre-tax net income before depreciation and amortization from our restaurants in excess of $1,875,000 and our share of the pre-tax net income before depreciation and amortization from the restaurants owned by the limited partnerships paid to the Chief Operating Officer and 5% paid to the Chief Financial Officer. Bonuses for our fiscal years 2021 and 2020 amounted to approximately $1,530,000 and $679,000, respectively.

Management Agreements

Deerfield Beach, Florida

Since January 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The management agreement was amortized on a straight-line basis over the life of the initial term of the agreement, ten (10) years. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant. During the third quarter of our fiscal year 2011, the term of the management agreement was extended through January 9, 2036. For the fiscal years ended October 2, 2021 and October 3, 2020, we generated $400,000 and $150,000 of revenue respectively, from providing these management services.

NOTE 17. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

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

•

Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable through correlation with market data. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to evaluation models or other pricing methodologies that do not require significant judgment because the inputs used in the model, such as interest rates and volatility, can be corroborated by readily observable market data.

•

Level 3 Inputs – One or more significant inputs that are unobservable and supported by little or no market activity, and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation.

Interest Rate Swap Agreements

At October 2, 2021, we had two variable rate debt instruments outstanding that are impacted by changes in interest rates. The interest rate of both variable rate debt instruments is equal to the lender’s LIBOR Rate plus two and one-quarter percent (2.25%) per annum. The debt instruments further provide that the “LIBOR Rate” is a rate of interest equal to the British Bankers Association LIBOR Rate or successor thereto approved by the lender if the British Bankers Association is no longer making a LIBOR rate available. In January, 2013, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”). In December, 2016, we closed on a secured revolving line of credit which entitled us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”), which on December 28, 2017 converted to the term loan (the “Term Loan”).

NOTE 17. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS (Continued)

Interest Rate Swap Agreements (Continued)

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following two (2) interest rate swap agreements:

(i) One (1) interest rate swap agreement entered into in January, 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at October 2, 2021, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(ii) The second interest rate swap agreement entered into in December, 2016, which became effective December 28, 2017, relates to the Credit Line (the “Line of Credit Swap”). The Line of Credit Swap requires us to pay interest for a five (5) year period, commencing December 28, 2017 at a fixed rate of 4.61% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at October 2, 2021, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

Beginning January 1, 2022, our unrelated third party lender will no longer originate, renew or modify loans at LIBOR, except in limited situations. The limited exceptions include our LIBOR transactions which reduce or hedge our LIBOR exposure on contracts entered into before January 1, 2022, including our $1.405M Term Loan Swap and our Line of Credit Swap. In addition, the principal balance and all accrued interest are due in full on January 23, 2023 on our $1.405M Term Loan Swap and the principal balance and all accrued interest on our Line of Credit Swap is fully amortized and due on December 27, 2022. Consequently, the transition of our unrelated third party lender from LIBOR to alternate measures should not have an effect on us.

NOTE 18. COMMON STOCK

Treasury Stock

Purchase of Common Shares

During our fiscal years 2021 and 2020, we did not purchase any shares of our common stock. As of October 2, 2021, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors on May 17, 2007. Our current repurchase plan has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions, up to a purchase price of price of $15 per share.

NOTE 19. BUSINESS SEGMENTS

We operate in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for our fiscal years ended 2021 and 2020, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

	2021	2020
Operating Revenues:
Restaurants	$105,298,000	$84,652,000
Package stores	29,304,000	26,276,000
Other revenues	2,705,000	2,049,000
Total operating revenues	$137,307,000	$112,977,000
Income from Operations Reconciled to Income after Income Taxes and Net Income Attributable to Noncontrolling Interests:
Restaurants	$9,424,000	$4,532,000
Package stores	1,643,000	1,699,000
	11,067,000	6,231,000
Corporate expenses, net of other revenues	(2,417,000)	(3,320,000)
Income from Operations	8,650,000	2,911,000
Interest expense	(938,000)	(836,000)
Interest and Other Income	58,000	49,000
Gain on forgiveness of PPP loans	10,136,000	—
Gain on sale of property and equipment	44,000	—
Income before provision for income taxes	$17,950,000	$2,124,000
Benefit (Provision) for Income Taxes	(1,185,000)	60,000
Net Income	16,765,000	2,184,000
Net Income Attributable to Noncontrolling Interests	(4,981,000)	(1,074,000)
Net Income Attributable to Flanigan’s Enterprises, Inc, Stockholders	$11,784,000	$1,110,000

Identifiable Assets:
Restaurants	$67,978,000	$55,030,000
Package store	15,653,000	13,771,000
	83,631,000	68,801,000
Corporate	44,371,000	43,683,000
Consolidated Totals	$128,002,000	$112,484,000

Capital Expenditures
Restaurants	$10,842,000	$1,834,000
Package stores	1,240,000	260,000
	12,082,000	2,094,000
Corporate	1,173,000	672,000
Total Capital Expenditures	$13,255,000	$2,766,000

NOTE 19. BUSINESS SEGMENTS (Continued)

Depreciation and Amortization:
Restaurants	$2,332,000	$2,495,000
Package stores	348,000	355,000
	2,680,000	2,850,000
Corporate	383,000	390,000
Total Depreciation and Amortization	$3,063,000	$3,240,000

NOTE 20. QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of our unaudited quarterly results of operations for the quarters in our fiscal years 2021 and 2020.

	Quarter Ended
	Jan. 2, 2021	April 3, 2021	July 3, 2021	Oct. 2, 2021

Revenues	$31,380,000	$34,357,000	$37,935,000	$33,635,000
Income from operations	1,270,000	2,793,000	2,609,000	1,978,000
Net income attributable to stockholders	780,000	2,451,000	7,199,000	1,354,000
Net income per share – basic and diluted	0.42	1.32	3.87	0.73
Weighted average common stock outstanding – basic and diluted	1,858,647	1,858,647	1,858,647	1,858,647

	Quarter Ended
	Dec. 28, 2019	March 28, 2020	June 27, 2020	Oct. 3, 2020

Revenues	$30,941,000	$30,128,000	$23,663,000	$28,245,000
Income from operations	1,231,000	1,517,000	(732,000)	895,000
Net income (loss) attributable to stockholders	494,000	648,000	(455,000)	423,000
Net income (loss) per share – basic and diluted	0.27	0.35	(0.24)	0.22
Weighted average common stock outstanding – basic and diluted	1,858,647	1,858,647	1,858,647	1,858,647

Quarterly operating results are not necessarily representative of our operations for a full year for various reasons including the seasonal nature of both the restaurant and package store segments.

NOTE 21. 401(k) PLAN

Effective July 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and matching contributions. During our fiscal years 2021 and 2020, we made discretionary contributions of $59,000 and $81,000, respectively.

NOTE 22. SUBSEQUENT EVENTS

Menu Price Increases

Subsequent to the end of our fiscal year 2021, we increased menu prices for our food offerings to target an increase to our food revenues of approximately 8.83% annually and menu prices for our bar offerings to target an increase to our bar revenues of approximately 7.80% annually to offset higher food and bar costs and higher overall expenses.

Forgiveness of 2nd PPP Loans

Subsequent to the end of our fiscal year 2021, we applied for and received forgiveness of the entire amount of principal and accrued interest on all 2nd PPP Loans, including the Managed Store. During the first quarter of our fiscal year 2022, we expect to have other income of $3.49 million from the forgiveness of principal and accrued interest of the 2nd PPP Loans.

Except as otherwise provided herein, subsequent events have been evaluated through the date these consolidated financial statements were issued and no other events required disclosure.

General Liability Insurance; Excess Insurance

For the policy year beginning December 30, 2021, we bound general liability insurance with an unrelated third party insurance carrier which incorporates a deductible of $10,000 per occurrence for both us and the limited partnerships. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our deductible, up to a maximum aggregate of $2,000,000 per year. We were also able to bind excess liability insurance at a reasonable premium, whereby our excess insurance carrier is responsible for $10,000,000 coverage above our primary general liability insurance coverage. We are uninsured against liability claims in excess of $11,000,000 per occurrence and in the aggregate. Certain expenses incurred in defending a claim, including attorney's fees, are a part of our $10,000 deductible.

Property Insurance; Windstorm Insurance; Deductibles

For the policy year beginning December 30, 2021, our property insurance is a one (1) year policy with an unaffiliated third party insurance carrier, including coverage for properties leased by us and our consolidated limited partnerships, and provides for full insurance coverage for property losses, including those caused by windstorm, such as a hurricane. For property losses caused by windstorm, the property insurance has a fixed deductible of $100,000, plus 5% of all insured losses, per occurrence. For all other property losses, the property insurance has deductibles of $10,000 per location, per occurrence.

Financed Insurance Premiums

For the policy year commencing December 30, 2021, we financed the premiums on the following property, general liability, excess liability and terrorist policies, totaling approximately $2.54 million, which property, general liability, excess liability and terrorist insurance includes coverage for our franchises which are not included in our consolidated financial statements:

(i) For the policy year beginning December 30, 2021, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers. The one (1) year general liability insurance premium is in the amount of $467,000;

(ii) For the policy year beginning December 30, 2021, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers. The one (1) year general liability insurance premium is in the amount of $589,000;

(iii) For the policy year beginning December 30, 2021, our automobile insurance is a one (1) year policy. The one (1) year automobile insurance premium is in the amount of $194,000;

(iv) For the policy year beginning December 30, 2021, our property insurance is a one (1) year policy. The one (1) year property insurance premium is in the amount of $700,000;

(v) For the policy year beginning December 30, 2021, our excess liability insurance are two (2) one (1) year policies. The aggregate (1) year excess liability insurance premiums are in the amount of $576,000;

(vi) For the policy year beginning December 30, 2021, our terrorist insurance is a one (1) year policy. The one (1) year terrorist insurance premium is in the amount of $8,900; and

(vii) For the policy year beginning December 30, 2021, our equipment breakdown insurance is a one (1) year policy. The one (1) year equipment breakdown insurance premium is in the amount of $6,800.

Of the $2,542,000 annual premium amounts, which includes coverage for our franchises which are not included in our consolidated financial statements, we financed $2,328,000 through an unaffiliated third party lender. The finance agreement obligates us to repay the amounts financed together with interest at the rate of 2.55% per annum, over 11 months, with monthly payments of principal and interest, each in the amount of $215,000. The finance agreement is secured by a first priority security interest in all insurance policies, all unearned premium, return premiums, dividend payments and loss payments thereof.