Form 10-Q
period 2022-01-01
FLANIGANS ENTERPRISES INC
filed 2022-02-22
CIK 12040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2022

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes ☐ No ☒

On February 22, 2022, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended
	January 1, 2022	January 2, 2021

REVENUES:
Restaurant food sales	$22,205	$18,328
Restaurant bar sales	6,007	4,443
Package store sales	8,511	8,011
Franchise related revenues	446	386
Rental income	199	187
Other operating income	35	25
	37,403	31,380

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	10,333	7,522
Package goods	6,340	5,851
Payroll and related costs	12,236	9,463
Occupancy costs	1,698	1,806
Selling, general and administrative expenses	6,031	5,468
	36,638	30,110
Income from Operations	765	1,270

OTHER INCOME (EXPENSE):
Interest expense	(193)	(279)
Interest and other income	14	12
Gain on forgiveness of PPP loans	3,488	—
Gain on sale of property and equipment	11	25
	3,320	(242)

Income before Provision for Income Taxes	4,085	1,028

Benefit (Provision) for Income Taxes	(147)	4

Net Income	3,938	1,032

Less: Net income attributable to noncontrolling interests	(2,374)	(252)

Net income attributable to Flanigan's Enterprises, Inc. stockholders	$1,564	$780

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

(Continued)

	Thirteen Weeks Ended
	January 1, 2022	January 2, 2021

Net Income Per Common Share:
Basic and Diluted	$0.84	$0.42

Weighted Average Shares Outstanding:
Basic and Diluted	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JANUARY 1, 2022 (UNAUDITED) AND OCTOBER 2, 2021

(in thousands)

ASSETS

	January 1, 2022	October 2, 2021

CURRENT ASSETS:

Cash and cash equivalents	$33,602	$32,676
Prepaid income taxes	139	139
Other receivables	699	450
Inventories	4,636	4,283
Prepaid expenses	3,579	2,242

Total Current Assets	42,655	39,790

Property and Equipment, Net	51,915	51,441
Construction in progress	6,284	5,445
	58,199	56,886

Right-of-use assets, operating leases	27,973	28,559
	27,973	28,559

Investment in Limited Partnership	1,166	1,122

OTHER ASSETS:

Liquor licenses	822	822
Leasehold interests, net	102	118
Other	771	705

Total Other Assets	1,695	1,645

Total Assets	$131,688	$128,002

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC, AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JANUARY 1, 2022 (UNAUDITED) AND OCTOBER 2, 2021

(in thousands)

(Continued)

LIABILITIES AND EQUITY

	January 1, 2022	October 2, 2021

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$12,271	$9,770
Due to franchisees	4,280	4,478
Current portion of long-term debt	3,878	2,555
Operating lease liability, current	2,132	2,009
Deferred revenue	2,375	1,411
Total Current Liabilities	24,936	20,223

Long Term Debt, Net of Current Portion	15,773	19,560

Operating lease liabilities, non-current	26,616	27,183
Deferred tax liabilities	552	406

Total Liabilities	67,877	67,372

Commitments and Contingencies	-	-

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	52,196	50,632
Treasury stock, at cost, 2,338,995 shares at January 1, 2022 and at October 2, 2021	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	52,779	51,215
Noncontrolling interests	11,032	9,415
Total equity	63,811	60,630

Total liabilities and equity	$131,688	$128,002

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

OF STOCKHOLDERS' EQUITY

FOR THE THIRTEEN WEEKS ENDED JANUARY 1, 2022 AND JANUARY 2, 2021

(in thousands, except share amounts)

			Capital in
	Common Stock		Excess of	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, October 3, 2020	4,197,642	$420	$6,240	$38,848	2,338,995	$(6,077)	$6,125	$45,556

Net income	—	—	—	780	—	—	252	1,032
Distributions to noncontrolling interests	—	—	—	—	—	—	(242)	(242)

Balance, January 2, 2021	4,197,642	$420	$6,240	$39,628	2,338,995	$(6,077)	$6,135	$46,346

			Capital in
	Common Stock		Excess of	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, October 2, 2021	4,197,642	420	6,240	50,632	2,338,995	(6,077)	9,415	60,630

Net income	—	—	—	1,564	—	—	2,374	3,938
Distributions to noncontrolling interests	—	—	—	—	—	—	(757)	(757)

Balance, January 1, 2022	4,197,642	$420	$6,240	$52,196	2,338,995	$(6,077)	$11,032	$63,811

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED JANUARY 1, 2022 AND JANUARY 2, 2021

(in thousands)

	January 1, 2022	January 2, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$3,938	$1,032
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	683	752
Amortization of leasehold interests	16	22
Amortization of finance lease right-of-use asset	—	119
Amortization of operating lease right-of-use asset	586	744
Gain on forgiveness of PPP Loans	(3488)	—
Finance lease interest expense	—	66
Gain on sale of property and equipment	(11)	(25)
Loss on abandonment of property and equipment	6	3
Amortization of deferred loan costs	8	10
Deferred income taxes	146	(51)
Loss from unconsolidated limited partnership	1	—
Deferred revenues	964	—
Changes in operating assets and liabilities: (increase) decrease in
Other receivables	(249)	161
Prepaid income taxes	—	47
Inventories	(353)	(139)
Prepaid expenses	693	1,013
Other assets	299	(4)
Increase (decrease) in:
Accounts payable and accrued expenses	1,934	1,698
Operating lease liabilities	(444)	(1,647)
Due to franchisees	(198)	(31)
Net cash and cash equivalents provided by operating activities	4,531	3,770

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(777)	(498)
Purchase of construction in progress	(668)	(578)
Deposits on property and equipment	(509)	(296)
Proceeds from sale of fixed assets	20	35
Distributions from unconsolidated limited partnership	8	4
Investment in limited partnership	(53)	(235)
Net cash and cash equivalents used in investing activities	(1,979)	(1,568)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED JANUARY 1, 2022 AND JANUARY 2, 2021

(in thousands)

(Continued)

	January 1, 2022	January 2, 2021

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(869)		(794)
Principal payments on finance leases	—		(60)
Distributions to limited partnerships’ noncontrolling interests	(757)		(242)

Net cash and cash equivalents used in financing activities	(1,626)		(1,096)

Net Increase in Cash and Cash Equivalents	926		1,106

Beginning of Period	32,676		29,922

End of Period	$33,602		$31,028

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$193		$279
Income taxes	$—		$61

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,861		$1,365
Purchase deposits transferred to property and equipment	$4		$11
Purchase deposits transferred to CIP	$140		$18
CIP transferred to property and equipment	$391		$—
CIP in accounts payable	$422	$

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN WEEKS ENDED

JANUARY 1, 2022

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the thirteen weeks ended January 1, 2022 and January 2, 2021 are unaudited. Financial information as of October 2, 2021 has been derived from the audited financial statements of Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries, (the “Company”, “we”, “our”, “ours” and “us” as the context requires), but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 2, 2021. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

These condensed consolidated financial statements include estimates relating to (i) performance based officers’ bonuses and (ii) loyalty reward programs. The estimates are reviewed periodically and the effects of any revisions are reflected in the financial statements in the period they are determined to be necessary. Although these estimates are based on management’s knowledge of current events and actions it may take in the future, they may ultimately differ from actual results.

The condensed consolidated financial statements include estimates relating to the calculation of incremental borrowing rates and length of leases associated with right-of-use assets and corresponding liabilities.

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 2 shows the amounts used in computing earnings per share and the effects on income. As of January 1, 2022 and January 2, 2021, no stock options were outstanding.

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Adopted

There are no accounting pronouncements that we have recently adopted.

Index

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: (Continued)

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

(i)For the policy year beginning December 30, 2021, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers. The one (1) year general liability insurance premium is in the amount of $467,000;

(ii)For the policy year beginning December 30, 2021, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers. The one (1) year general liability insurance premium is in the amount of $589,000;

(iii)For the policy year beginning December 30, 2021, our automobile insurance is a one (1) year policy. The one (1) year automobile insurance premium is in the amount of $194,000;

(iv)For the policy year beginning December 30, 2021, our property insurance is a one (1) year policy. The one (1) year property insurance premium is in the amount of $700,000;

(v)For the policy year beginning December 30, 2021, our excess liability insurance are two (2) one (1) year policies. The aggregate (1) year excess liability insurance premiums are in the amount of $576,000;

(vi)For the policy year beginning December 30, 2021, our terrorist insurance is a one (1) year policy. The one (1) year terrorist insurance premium is in the amount of $8,900; and

(vii)For the policy year beginning December 30, 2021, our equipment breakdown insurance is a one (1) year policy. The one (1) year equipment breakdown insurance premium is in the amount of $6,800.

Index

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

As of January 1, 2022, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $1,879,000, excluding coverage for our franchises, (which is $499,000), which are not included in our consolidated financial statements.

(6) COMMITMENTS AND CONTINGENCIES:

Construction Contracts

(a) 7990 Davie Road Extension, Hollywood, Florida (Store #19 – “Big Daddy’s Wine & Liquors”)

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work at this location totaling $1,618,000, (i) to connect the real property where this restaurant operated (Store #19) to city sewer and (ii) to construct a new building on the adjacent parcel of real property for the operation of a package liquor store. During our fiscal years 2020 and 2021, we agreed to change orders to the agreement for additional construction services increasing the total contract price by $536,000 to $2,156,000, of which $1,427,000 of the total amount obligated has been paid through January 1, 2022 and an additional $255,000 has been paid subsequent to the end of the first quarter our fiscal year 2022.

(b) 2505 N. University Drive, Hollywood, Florida (Store #19 – “Flanigan’s”)

During the third quarter of our fiscal year 2019, we entered into an agreement with an unaffiliated third party architect for design and development services totaling $77,000 for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), which has been closed since October 2, 2018 due to damages caused by a fire, of which $62,000 has been paid. During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor to re-build our restaurant at this location totaling $2,515,000, of which none has been paid.

(c) 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85)

During the third quarter of our fiscal year 2019, we entered into an agreement with an unaffiliated third party design group for design and development services of our new location at 14301 W. Sunrise Boulevard, Sunrise, Florida 33323 (Store #85) for a total contract price of $122,000. During our fiscal year 2020, we agreed upon amendments to the $122,000 Contract for additional design and development services which had the effect of increasing the total contract price by $18,000 to $140,000, of which $131,000 has been paid through January 1, 2022. Additionally, during the fourth quarter of our fiscal year 2020, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,236,000 and through the first quarter our fiscal year 2022 we agreed to change orders to the agreement for additional interior renovations increasing the total contract price by $197,000 to $1,433,000, of which $1,268,000 has been paid through January 1, 2022 and none has been paid subsequent to the end of the first quarter of our fiscal year 2022.

Index

(d) 11225 Miramar Parkway, #250, Miramar, Florida (“Flanigan’s”)

During the fourth quarter of our fiscal year 2019, we entered into a Lease Agreement with a non-affiliated third party, (the “Landlord”) to rent approximately 6,000 square feet of commercial space for a restaurant location in a shopping center at 11225 Miramar Parkway, #250, Miramar, Florida (Store #25), which shopping center was under construction. During the second quarter of our fiscal year 2021, we entered into an Architectural Professional Services Agreement with a third-party unaffiliated architect for design and development services for this, new location (Store #25) for a total contract price of $73,850, which contract price has been paid in full through January 1, 2022. During the fourth quarter of our fiscal year 2021, we received notification from the Landlord that it had completed substantially all of the Landlord’s work under the Lease Agreement and was delivering possession of the leased premises to us. During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,421,000, of which none has been paid.

(e) 11225 Miramar Parkway, #245, Miramar, Florida (“Big Daddy’s Wine and Liquors”)

During the fourth quarter of our fiscal year 2019, we entered into a Lease Agreement with a non-affiliated third party, (the “Landlord”) to rent approximately 2,000 square feet of commercial space for a retail package liquor store location in a shopping center at 11225 Miramar Parkway, #245, Miramar, Florida (Store #24), which shopping center was under construction. During the second quarter of our fiscal year 2021, we entered into an Architectural Professional Services Agreement with a third-party unaffiliated architect for design and development services for this, new location (Store #24) for a total contract price of $18,650, which contract price has been paid in full through January 1. 2022. During the fourth quarter of our fiscal year 2021, we received notification from the Landlord that it had completed substantially all of the Landlord’s work under the Lease Agreement and was delivering possession of the leased premises to us. During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $317,000, of which none has been paid.

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

Following adoption of ASC 842, common area maintenance and property taxes are not considered to be lease components.

The components of lease expense are as follows:

	13 Weeks Ended	13 Weeks Ended
	January 1, 2022	January 2, 2021
Finance Lease Amortization	$—	$119,000
Finance Lease Expense, which is included in interest expense	—	66,000
Operating Lease Expense, which is included in occupancy costs	917,000	1,049,000
	$917,000	$1,234,000

Index

Supplemental balance sheet information related to leases as follows:

Classification on the Condensed Consolidated Balance Sheet	January 1, 2022	October 2, 2021

Assets
Operating lease assets	27,973,000	28,559,000
	$27,973,000	$28,559,000

Liabilities
Operating current liabilities	2,132,000	2,009,000
Operating lease non-current liabilities	$26,616,000	$27,183,000

Weighted Average Remaining Lease Term:
Operating leases	8.59 Years	8.93 Years

Weighted Average Discount:
Operating leases	4.62%	4.62%

The following table outlines the minimum future lease payments for the next five years and thereafter:

For fiscal year 2022	Operating
2022 (nine (9) months)	$2,522,000
2023	3,501,000
2024	3,544,000
2025	3,537,000
2026	3,371,000
Thereafter	19,830,000

Total lease payments (Undiscounted cash flows)	36,305,000
Less imputed interest	(7,557,000)
Total	$28,748,000

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

From time to time, we are a party to various other claims, legal actions and complaints arising in the ordinary course of our business, including claims resulting from “slip and fall” accidents, claims under federal and state laws governing access to public accommodations, employment-related claims and claims from guests alleging illness, injury or other food quality, health or operational concerns. It is our opinion, after consulting with legal counsel, that all such matters are without merit or involve such amounts that an unfavorable disposition, some of which is covered by insurance, would not have a material adverse effect on our financial position or results of operations.

Index

(7) CORONAVIRUS PANDEMIC

In March 2020, a novel strain of coronavirus was declared a global pandemic and a National Public Health Emergency. The novel coronavirus pandemic and related “shelter-in-place” orders and other governmental mandates relating thereto (collectively, “COVID-19”) adversely affected and will, in all likelihood continue to adversely affect, our restaurant operations and financial results for the foreseeable future. Throughout the first quarter of our fiscal year 2022, due to increases in new COVID-19 cases due to the Omicron variant and in accordance with guidance from health officials, we have offered both indoor and outdoor food and bar options at all of our restaurants, with, among other precautions appropriate social distancing and mask requirements for all customers and employees.

During the second quarter of our fiscal year 2021, certain of the entities owning the limited partnership stores (the “LP’s”), as well as the store we manage but do not own (the “Managed Store”), applied for and received loans from an unrelated third party lender pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $3.98 million, (the “2nd PPP Loans”), of which approximately: (i) $3.35 million was loaned to 6 of the LP’s; and (ii) $0.63 million was loaned to the Managed Store. The 2nd PPP Loan to the Managed Store is not included in our consolidated financial statements. During the first quarter of our fiscal year 2022, we applied for and received forgiveness of the entire amount of principal and accrued interest for all 2nd PPP Loans, including the Managed Store.

COVID-19 has had a material adverse effect on our access to supplies or labor and there can be no assurance that there will not be a significant adverse impact on our supply chain or access to labor in the future. We are actively monitoring our food suppliers to assess how they are managing their operations to mitigate supply flow and food safety risks. To ensure we mitigate potential supply availability risk, we are building additional inventory back stock levels when appropriate and we have also identified alternative supply sources in key product categories including but not limited to food, sanitation and safety supplies.

(8) BUSINESS SEGMENTS:

We operate in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks ended January 1, 2022 and January 2, 2021, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

Index

	(in thousands)
	Thirteen Weeks Ending January 1, 2022	Thirteen Weeks Ending January 2, 2021
Operating Revenues:
Restaurants	$28,212	$22,771
Package stores	8,511	8,011
Other revenues	680	598
Total operating revenues	$37,403	$31,380

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$377	$1,180
Package stores	682	715
	1,059	1,895
Corporate expenses, net of other revenues	(294)	(625)
Income from operations	765	1,270
Interest expense	(193)	(279)
Interest and Other income	14	12
Gain on forgiveness of PPP loans	3,488	—
Gain on sale of property and equipment	11	25
Income Before Benefit (Provision) for Income Taxes	$4,085	$1,028
Benefit (Provision) for Income Taxes	(147)	4
Net Income	3,938	1,032
Net Income Attributable to Noncontrolling Interests	(2,374)	(252)
Net Income Attributable to Flanigan’s Enterprises, Inc.
Stockholders	$1,564	$780

Depreciation and Amortization:
Restaurants	$521	$593
Package stores	79	89
	600	682
Corporate	99	92
Total Depreciation and Amortization	$699	$774

Capital Expenditures:
Restaurants	$1,253	$764
Package stores	521	113
	1,774	877
Corporate	237	228
Total Capital Expenditures	$2,011	$1,105

Index

	January 1,	October 2,
	2022	2021
Identifiable Assets:
Restaurants	$68,867	$67,978
Package store	16,888	15,653
	85,755	83,631
Corporate	45,933	44,371
Consolidated Totals	$131,688	$128,002

(10) SUBSEQUENT EVENTS:

Subsequent to the end of the first quarter of our fiscal year 2022, we closed the private offerings for CIC Investors #85, Ltd. and CIC Investors #25, Ltd., raising funds to renovate the restaurants we are developing in Sunrise, Florida and Miramar, Florida, respectively. We raised $5,000,000 for CIC Investors #85, Ltd., of which the Company purchased 74 limited partnership units for $370,000 and $4,000,000 for CIC Investors #25, Ltd., of which the Company purchased no limited partnership units. We purchased limited partnership units upon the same terms and conditions as all other limited partners.

Subsequent events have been evaluated through the date these consolidated financial statements were issued and except as provided above, no other events required disclosure.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING LOOKING FORWARD STATEMENTS

Reported financial results may not be indicative of the financial results of future periods. All non-historical information contained in the following discussion constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipates, appears, expects, trends, intends, hopes, plans, believes, seeks, estimates, may, will,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties, including but not limited to the effect of the novel coronavirus pandemic and related “shelter-in-place” orders and other governmental mandates (“COVID 19”), customer demand and competitive conditions. Factors that could cause actual results to differ materially are included in, but not limited to, those identified in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our periodic reports, including our Annual Report on Form 10-K for the fiscal year ended October 2, 2021. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may reflect events or circumstances after the date of this report.

OVERVIEW

As of January 1, 2022, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries (“we”, “our”, “ours” and “us” as the context requires), (i) operates 27 units, consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and (ii) franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurants/package liquor stores. The table below provides information concerning the type (i.e. restaurant, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of January 1, 2022 and as compared to October 2, 2021 and January 2, 2021. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”.

Index

Types of Units	January 1, 2022	October 2, 2021	January 2, 2021
Company Owned: Combination package and restaurant	3	3	3	(1)
Restaurant only	7	7	7
Package store only	7	7	7

Company Operated Restaurants Only:
Limited Partnerships	8	8	8
Franchise	1	1	1
Unrelated Third Party	1	1	1

Total Company Owned/Operated Units	27	27	27
Franchised Units	5	5	5	(2)

Notes:

(1) During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) was damaged by a fire which has caused it to be closed since the first quarter of our fiscal year 2019. Store #19 remains closed through January 1, 2022.

(2) We operate a restaurant for one (1) franchisee. This unit is included in the table both as a franchised restaurant, as well as a restaurant operated by us.

Franchise Financial Arrangement: In exchange for our providing management and related services to our franchisees and granting them the right to use our service marks “Flanigan’s Seafood Bar and Grill” and “Big Daddy’s Liquors”, our franchisees (four of which are franchised to members of the family of our Chairman of the Board, officers and/or directors), are required to (i) pay to us a royalty equal to 1% of gross package store sales and 3% of gross restaurant sales; and (ii) make advertising expenditures equal to between 1.5% to 3% of all gross sales, as defined, based upon our actual advertising costs allocated between stores, pro-rata, based upon gross sales.

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method of accounting. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of January 1, 2022, all limited partnerships have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill”.

Index

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	January 1, 2022		January 2, 2021
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$22,205	60.47	$18,328	59.54
Restaurant bar sales	6,007	16.35	4,443	14.43
Package store sales	8,511	23.18	8,011	26.03

Total Sales	$36,723	100.00	$30,782	100.00

Franchise related revenues	446		386
Rental income	199		187
Other operating income	35		25

Total Revenue	$37,403		$31,380

Comparison of Thirteen Weeks Ended January 1, 2022 and January 2, 2021.

Revenues. Total revenue for the thirteen weeks ended January 1, 2022 increased $6,023,000 or 19.19% to $37,403,000 from $31,380,000 for the thirteen weeks ended January 2, 2021 due primarily to increased package liquor store and restaurant sales, increased menu prices and the comparatively less adverse effects of COVID-19 on our operations during the thirteen weeks ended January 1, 2022 as compared with the thirteen weeks ended January 2, 2021. Effective October 3, 2021 and then effective December 19, 2021 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 2.38% and 3.34% annually, respectively, to offset higher food costs and higher overall expenses. Effective December 12, 2021 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 7.80% annually, (collectively the “Recent Price Increases”). Prior to these increases, we previously raised menu prices in the third quarter of our fiscal year 2021. We expect that the new package liquor store located at 7990 Davie Road Extension, Hollywood, Florida will open for business during our fiscal year 2022 and we expect to generate revenue from it. We do not anticipate that the restaurant located at 2505 N. University Drive, Hollywood, Florida, which has been closed since October, 2018 due to a fire (the “Hollywood restaurant”) will open for business during our fiscal year 2022 and accordingly we do not expect to generate any revenue from it.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $22,205,000 for the thirteen weeks ended January 1, 2022 as compared to $18,328,000 for the thirteen weeks ended January 2, 2021. The increase in restaurant food sales for the thirteen weeks ended January 1, 2022 as compared to restaurant food sales during the thirteen weeks ended January 2, 2021 is attributable to menu price increases and the comparatively more adverse effects of COVID-19 on our operations during the thirteen weeks ended January 1, 2021 as compared with the thirteen weeks ended January 1, 2022. Comparable weekly restaurant food sales (for restaurants open for all of the thirteen weeks ended January 1, 2022 and January 2, 2021 respectively, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirteen weeks ended January 1, 2022 and January 1, 2021 due to a fire on October 2, 2018) and eight restaurants owned by affiliated limited partnerships) was $1,748,000 and $1,401,000 for the thirteen weeks ended January 1, 2022 and January 2, 2021, respectively, an increase of 24.77%. Comparable weekly restaurant food sales for Company owned restaurants only was $858,000 and $681,000 for the thirteen weeks ended January 1, 2022 and January 2, 2021, respectively, an increase of 25.99%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only was $890,000 and $720,000 for the thirteen weeks ended January 1, 2022 and January 2, 2021 respectively, an increase of 23.61%.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $6,007,000 for the thirteen weeks ended January 1, 2022 as compared to $4,443,000 for the thirteen weeks ended January 2, 2021. The increase in restaurant bar sales during the thirteen weeks ended January 1, 2022 is primarily due to the Recent Price Increases and the comparatively more adverse effects of COVID-19 on our operations during the thirteen weeks ended January 2, 2021 as compared with the thirteen weeks ended January 1, 2022, and by the Recent Price Increases. Comparable weekly restaurant bar sales (for restaurants open for all of the thirteen weeks ended January 1, 2022 and January 2. 2021 respectively, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirteen weeks ended January 1. 2022 and January 2, 2021 due to a fire on October 2, 2018), and eight restaurants owned by affiliated limited partnerships) was $462,000 for the thirteen weeks ended January 1, 2022 and $342,000 for the thirteen weeks ended January 2, 2021, an increase of 35.09%. Comparable weekly restaurant bar sales for Company owned restaurants only was $203,000 and $141,000 for the thirteen weeks ended January 1, 2022 and January 2, 2022, respectively, an increase of 43.97%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $259,000 and $201,000 for the thirteen weeks ended January 1, 2022 and January 2, 2021 respectively, an increase of 28.86%.

Index

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $8,511,000 for the thirteen weeks ended January 1, 2022 as compared to $8,011,000 for the thirteen weeks ended January 2, 2021, an increase of $500,000. This increase was primarily due to increased package liquor store traffic due to what appears to be continued increased demand for package liquor store products resulting from COVID-19. The weekly average of same store package liquor store sales, which includes nine (9) Company-owned package liquor stores, (excluding Store #19, which was closed for the thirteen weeks ended January 1, 2022 and January 2, 2021 due to a fire on October 2, 2018), was $675,000 and $616,000 for the thirteen weeks ended January 1, 2022 and January 2, 2021 respectively, an increase of 9.58%.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended January 1, 2022 increased $6,528,000 or 21.68% to $36,638,000 from $30,110,000 for the thirteen weeks ended January 2, 2021. The increase was primarily due to payroll and an expected general increase in food costs, partially offset by actions taken by management to reduce and/or control costs. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2022. Operating costs and expenses increased as a percentage of total revenue to approximately 97.95% in the first quarter of our fiscal year 2021 from 95.95% in the first quarter of our fiscal year 2021.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended January 1, 2022 increased to $17,879,000 from $15,249,000 for the thirteen weeks ended January 2, 2021. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 63.37% for the thirteen weeks ended January 1, 2022 and 66.97% for the thirteen weeks ended January 2, 2021. Gross profit margin for restaurant food and bar sales decreased during the first quarter of our fiscal year 2022 when compared to the first quarter of our fiscal year 2021 due to higher food costs, partially offset by, among other things, by the Recent Price Increases.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended January 1, 2022 increased to $2,171,000 from $2,160,000 for the thirteen weeks ended January 2, 2021, due primarily to increased package liquor store traffic which we believe is due to what appears to be continued increased demand caused by COVID-19. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 25.51% for the thirteen weeks ended January 1, 2022 and 26.96% for the thirteen weeks ended January 2, 2021.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended January 1, 2022 increased $2,773,000 or 29.30% to $12,236,000 from $9,463,000 for the thirteen weeks ended January 2, 2021. Payroll and related costs for the thirteen weeks ended January 1, 2022 were higher due primarily to increased performance bonuses and higher costs for employees such as cooks. Payroll and related costs as a percentage of total revenue was 32.71% in the thirteen weeks ended January 1, 2022 and 30.16% of total revenue in the thirteen weeks ended January 2, 2021.

Index

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold purchases and rent expense associated with operating lease liabilities under ASC 842) for the thirteen weeks ended January 1, 2022 decreased $117,000 or 6.48% to $1,698,000 from $1,806,000 for the thirteen weeks ended January 2, 2021. The decrease in occupancy costs was primarily due to the elimination of rent for our restaurant location which we are developing located at 14301 West Sunrise Boulevard, Sunrise, Florida (Store #85), the real property and improvements of which we purchased on March 2, 2021. We anticipate that our occupancy costs will increase throughout the balance of our fiscal year 2022 due to the commencement of rent for our retail package liquor store which we are developing located at 11225 Miramar Parkway, #245, Miramar, Florida (Store #24) and our restaurant location which we are developing located at 11225 Miramar parkway, #250, Miramar, Florida (Store #25) during the second quarter of our fiscal year 2022, offset by the termination of rent for our combination retail package liquor store and restaurant located at 5450 N. State Road 7, North Lauderdale, Florida (Store #40), the real property and improvements of which we purchased on December 31, 2020.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended January 1, 2022 increased $563,000 or 10.30% to $6,031,000 from $5,468,000 for the thirteen weeks ended January 2, 2021. Selling, general and administrative expenses decreased as a percentage of total revenue in the thirteen weeks ended January 1, 2022 to 16.12% as compared to 17.42% in the thirteen weeks ended January 2, 2021. We anticipate that our selling, general and administrative expenses as a percentage of total revenue will increase throughout the balance of our fiscal year 2022 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense for the thirteen weeks ended January 1, 2022 decreased $75,000 or 9.69% to $699,000 from $774,000 from the thirteen weeks ended January 2, 2021. As a percentage of total revenue, depreciation and amortization expense was 1.83% of revenue in the thirteen weeks ended January 1, 2022 and 2.47% of revenue in the thirteen weeks ended January 2, 2021.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended January 1, 2022 decreased $86,000 to $193,000 from $279,000 for the thirteen weeks ended January 2. 2021. Interest expense, net, decreased for the thirteen weeks ended January 1, 2022 due to the forgiveness of principal and all accrued interest on the borrowing by certain of our limited partnerships of an additional $3.35 million of 2nd PPP Loans during the first quarter of our fiscal year 2022, offset by interest on (i) our borrowing of $2,200,000 during the second quarter of our fiscal year 2021 from an unrelated third party lender used to finance our purchase of the real property and improvements located at 14301 West Sunrise Boulevard, Sunrise, Florida (Store #85) (the “$2.2 Million Borrowing”) and (ii) our borrowing of $4,300,000 during the third quarter of our fiscal year 2021 from an unrelated third party lender to re-finance our mortgage loan of our property located at 13105 – 13205 Biscayne Boulevard, North Miami, Florida (Store #20).

Income Taxes. Income tax for the thirteen weeks ended January 1, 2022 was an expense of $147,000, as compared to a benefit of $4,000 for the thirteen weeks ended January 2, 2021. Income taxes for the thirteen weeks ended January 2, 2021 was a benefit of $4,000 which represents the net difference in the deferred tax assets plus the current state income tax expense.

Net Income. Net income for the thirteen weeks ended January 1, 2022 increased $2,906,000 or 281.59% to $3,938,000 from $1,032,000 for the thirteen weeks ended January 2, 2021 due primarily to the forgiveness of debt of certain of the 2nd PPP Loans, increased revenue at our retail package liquor stores and restaurants and the Recent Price Increases, partially offset by higher food costs and overall expenses. As a percentage of revenue, net income for the thirteen weeks ended January 1, 2022 is 10.53%, as compared to 3.29% in the thirteen weeks ended January 2, 2021.

Index

Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders. Net income attributable to Flanigan’s Enterprises, Inc. Stockholders for the thirteen weeks ended January 1, 2022 increased $784,000 or 100.51% to $1,564,000 from $780,000 for the thirteen weeks ended January 2, 2021 due primarily to the forgiveness of debt of certain of the PPP Loans, increased revenue at our retail package liquor stores and restaurants and the Recent Price Increases, partially offset by higher food costs and overall expenses. As a percentage of revenue, net income attributable to stockholders for the thirteen weeks ended January 1, 2022 is 4.18%, as compared to 2.49% for the thirteen weeks ended January 2, 2021.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to advance pre-opening costs, including but not limited to pre-opening rent for the new locations. During the first quarter of our fiscal year 2022, we had one new restaurant location in Sunrise, Florida and a second new restaurant location in Miramar, Florida in the development stage, each location to house a new “Flanigan’s”. Rent for the new restaurant location in Miramar, Florida commences during the second quarter of our fiscal year 2022.

Menu Price Increases and Trends

During the first quarter of our fiscal year 2022, we increased menu prices for our food offerings (effective October 3, 2021 and December 19, 2021, respectively) to target an aggregate increase to our food revenues of approximately 8.83% annually and we increased menu prices for our bar offerings (effective December 12, 2021) to target an increase to our bar revenues of approximately 7.80% annually to offset higher food and liquor costs and higher overall expenses. Prior to these increases, we previously raised menu prices in the third quarter of our fiscal year 2021.

COVID-19 has and will continue to materially and adversely affect our restaurant business for what may be a prolonged period of time. This damage and disruption has resulted from events and factors that were impossible for us to predict and are beyond our control. As a result, COVID-19 has materially adversely affected our results of operations for our fiscal year 2021, first quarter of our fiscal year 2022 and will, in all likelihood, impact our results of operations, liquidity and/or financial condition throughout our fiscal year 2022. The extent to which our restaurant business may be adversely impacted and its effect on our operations, liquidity and/or financial condition cannot be accurately predicted.

Liquidity and Capital Resources

We fund our operations through cash from operations and borrowings from third parties. As of January 1, 2022, we had cash of approximately $33,602,000, an increase of $926,000 from our cash balance of $32,676,000 as of October 2, 2021.

During the second quarter of our fiscal year 2021, certain of the entities owning the limited partnership stores (the “LP’s”), as well as the store we manage but do not own (the “Managed Store”) (collectively, the “Borrowers”), applied for and received loans from an unrelated third party lender (the “Lender”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $3.98 million (the “2nd PPP Loans”), of which approximately: (i) $3.46 million was loaned to six (6) of the LP’s; and (ii) $0.52 million was loaned to the Managed Store. During first quarter of our fiscal year 2022, we applied for forgiveness for all PPP Loans, including the Managed Store, and as of January 1, 2022, the entire amount of principal and accrued interest was forgiven under the 2nd PPP Loans. During the third quarter of our fiscal year 2021, we generated net proceeds of $2.8 million from the re-finance of our mortgage loan encumbering the real property and improvements located at 13105 – 13205 Biscayne Boulevard, North Miami, Florida where our Flanigan’s Seafood Bar and Grill restaurant and Big Daddy’s Liquors retail package liquor store operate (Store #20) with an unrelated third-party lender, increasing the principal amount borrowed from $1.5 million to $4.3 million. During the second quarter of our fiscal year 2021, we closed on the purchase of the real property and improvements located at 14301 West Sunrise Boulevard, Sunrise, Florida where we are developing a “Flanigan’s Seafood Bar and Grill” restaurant (Store #85) for $4,800,000. We financed this acquisition with a loan from an unrelated third-party lender in the principal amount of $2.2 million and paid cash for the balance. During the first quarter of our fiscal year 2021, we closed on the purchase of the real property and improvements located at 5450 N. State Road 7, North Lauderdale, Florida where we operate a combination “Flanigan’s Seafood Bar and Grill” restaurant and “Big Daddy’s Liquors” package liquor store (Store #40) and paid $1,200,000 cash at closing.

Index

Notwithstanding the negative effects of COVID-19 on our operations, we believe that our current cash availability from our cash on hand, positive cash flow from operations and borrowed funds will be sufficient to fund our operations and planned capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the first thirteen weeks of fiscal years 2022 and 2021.

	---------Thirteen Weeks Ended--------
	January 1, 2022	January 2, 2021
	(in thousands)

Net cash provided by operating activities	$4,531	$3,770
Net cash used in investing activities	(1,979)	(1,568)
Net cash used in financing activities	(1,626)	(1,096)

Net Increase in Cash and Cash Equivalents	926	1,106

Cash and Cash Equivalents, Beginning	32,676	29,922

Cash and Cash Equivalents, Ending	$33,602	$31,028

We did not declare or pay a cash dividend on our capital stock in the first quarter of our fiscal year 2022 or the first quarter of our fiscal year 2021. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash generated from operations and borrowings to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During the thirteen weeks ended January 1, 2022, we acquired property and equipment and construction in progress of $2,402,000, (of which $4,000 was deposits recorded in other assets and $140,000 was purchase deposits transferred to construction in process as of October 2, 2021), including $587,000 for renovations to two (2) existing limited partnership owned restaurants and one (1) Company owned restaurants. During the thirteen weeks ended January 2, 2021, we acquired property and equipment and construction in progress of $1,105,000, (of which $11,000 was deposits recorded in other assets and $18,000 was purchase deposits transferred to construction in process as of October 3, 2020), including $89,000 for renovations to three (3) Company owned restaurants.

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

Long Term Debt

As of January 1, 2022, we had long term debt of $19,651,000, as compared to $26,904,000 as of January 2, 2021, and $22,115,000 as of October 2, 2021. Our long term debt decreased as of January 1, 2022 as compared to October 2, 2021 due to the forgiveness of all principal and accrued interest of the 2nd PPP Loans, offset by $1,861,000 for financed insurance premiums, less any payments made on account thereof. As of January 1, 2022, we are in compliance with the covenants of all loans with our lender.

Construction Contracts

(a) 7990 Davie Road Extension, Hollywood, Florida (Store #19 – “Big Daddy’s Wine & Liquors”)

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work at this location totaling $1,618,000, (i) to connect the real property where this restaurant operated (Store #19) to city sewer and (ii) to construct a new building on the adjacent parcel of real property for the operation of a package liquor store. During our fiscal years 2020 and 2021, we agreed to change orders to the agreement for additional construction services increasing the total contract price by $536,000 to $2,156,000, of which $1,427,000 of the total amount obligated has been paid through January 1, 2022 and an additional $255,000 has been paid subsequent to the end of the first quarter our fiscal year 2022.

(b) 2505 N. University Drive, Hollywood, Florida (Store #19 – “Flanigan’s”)

During the third quarter of our fiscal year 2019, we entered into an agreement with an unaffiliated third party architect for design and development services totaling $77,000 for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), which has been closed since October 2, 2018 due to damages caused by a fire, of which $62,000 has been paid. During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor to re-build our restaurant at this location totaling $2,515,000, of which none has been paid.

(c) 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85)

During the third quarter of our fiscal year 2019, we also entered into an agreement with an unaffiliated third party design group for design and development services of our new location at 14301 W. Sunrise Boulevard, Sunrise, Florida 33323 (Store #85) for a total contract price of $122,000. During our fiscal year 2020, we agreed upon amendments to the $122,000 Contract for additional design and development services which had the effect of increasing the total contract price by $18,000 to $140,000, of which $131,000 has been paid through January 1, 2022. Additionally, during the fourth quarter of our fiscal year 2020, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,236,000 and through the first quarter our fiscal year 2022 we agreed to change orders to the agreement for additional interior renovations increasing the total contract price by $197,000 to $1,433,000, of which $1,268,000 has been paid through January 1, 2022 and none has been paid subsequent to the end of the first quarter of our fiscal year 2022.

Index

(d) 11225 Miramar Parkway, #250, Miramar, Florida (“Flanigan’s”)

During the fourth quarter of our fiscal year 2019, we entered into a Lease Agreement with a non-affiliated third party, (the “Landlord”) to rent approximately 6,000 square feet of commercial space for a restaurant location in a shopping center at 11225 Miramar Parkway, #250, Miramar, Florida (Store #25), which shopping center was under construction. During the second quarter of our fiscal year 2021, we entered into an Architectural Professional Services Agreement with a third-party unaffiliated architect for design and development services for this, new location (Store #25) for a total contract price of $73,850, which contract price has been paid in full through January 1, 2022. During the fourth quarter of our fiscal year 2021, we received notification from the Landlord that it had completed substantially all of the Landlord’s work under the Lease Agreement and was delivering possession of the leased premises to us. During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,421,000, of which none has been paid.

(e) 11225 Miramar Parkway, #245, Miramar, Florida (“Big Daddy’s Wine and Liquors”)

During the fourth quarter of our fiscal year 2019, we entered into a Lease Agreement with a non-affiliated third party, (the “Landlord”) to rent approximately 2,000 square feet of commercial space for a retail package liquor store location in a shopping center at 11225 Miramar Parkway, #245, Miramar, Florida (Store #24), which shopping center was under construction. During the second quarter of our fiscal year 2021, we entered into an Architectural Professional Services Agreement with a third-party unaffiliated architect for design and development services for this, new location (Store #24) for a total contract price of $18,650, which contract price has been paid in full through January 1, 2022. During the fourth quarter of our fiscal year 2021, we received notification from the Landlord that it had completed substantially all of the Landlord’s work under the Lease Agreement and was delivering possession of the leased premises to us. During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $317,000, of which none has been paid.

Purchase Commitments

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarters ended January 1, 2022, January 2, 2021 and our fiscal year ended October 2, 2021.

Item	Jan. 1, 2022	Jan. 2, 2021	Oct. 2, 2021
	(in Thousands)

Current Assets	$42,655	$38,023	$39,790
Current Liabilities	24,936	28,217	20,223
Working Capital	$17,719	$9,806	$19,567

Index

Our working capital increased during our fiscal quarter ended January 1, 2022 from our working capital for our fiscal quarter ended January 2, 2021primarily due to (i) our receipt of $3.35 million from the 2nd PPP Loans during the second quarter of our fiscal year 2021 and (ii) our receipt of $2.8 million from our re-financing of our mortgage loan encumbering the real property and improvements located at 13105 – 13205 Biscayne Boulevard, North Miami, Florida where our Flanigan’s Seafood Bar and Grill restaurant and Big Daddy’s Liquors retail package liquor store operate (Store #20), increasing the principal amount borrowed from $1.5 million to $4.3 million during the third quarter of our fiscal year 2021. Our working capital decreased during our fiscal quarter ended January 1, 2022 from our working capital of our fiscal year ended October 2, 2021 due to expenditures related to construction in progress for the development of our new restaurant location in Sunrise, Florida (Store # 85) and for the development of our new package store location in Hollywood, Florida (Store #19 - package).

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

Inflation

The primary inflationary factors affecting our operations are food, beverage and labor costs. A large number of restaurant personnel are paid at rates based upon applicable minimum wage and increases in minimum wage directly affect labor costs. We have endeavored to offset the adverse effects of cost increases by increasing our menu prices.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of January 1, 2022 held no equity securities.

Interest Rate Risk

As part of our ongoing operations, we are exposed to interest rate fluctuations on our borrowings. As more fully described in Note 12, “Fair Value Measurements of Financial Instruments” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for our fiscal year ended October 2, 2021, we use interest rate swap agreements to manage these risks. These instruments are not used for speculative purposes but are used to modify variable rate obligations into fixed rate obligations.

At January 2, 2022, we had two variable rate debt instruments outstanding that are impacted by changes in interest rates. The interest rate of both variable rate debt instruments is equal to the lender’s LIBOR Rate plus two and one-quarter percent (2.25%) per annum. The debt instruments further provide that the “LIBOR Rate” is a rate of interest equal to the British Bankers Association LIBOR Rate or successor thereto approved by the lender if the British Bankers Association is no longer making a LIBOR rate available. In January 2013, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”). In December 2016, we closed on a secured revolving line of credit which entitled us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”), which on December 28, 2017 converted to a term loan (the “Term Loan”).

Index

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third-party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following two (2) interest rate swap agreements:

(i)        The first interest rate swap agreement entered into in January 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at January 1, 2022, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(ii)        The second interest rate swap agreement entered into in December 2016 and became effective December 28, 2017, relates to the Term Loan (the “Term Loan Swap”). The Term Loan Swap requires us to pay interest for a five (5) year period at a fixed rate of 4.61% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at January 1, 2022, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

Our institutional lender has informed us that beginning January 1, 2022 despite it no longer using LIBOR to originate, renew or modify loans, LIBOR will continue to be used until June 30, 2023 in connection with our two interest rate swap agreements. Since all amounts due under the $1.405M Loan and the Term Loan are due and payable on January 23, 2023 and December 28, 2022, respectively. the discontinuance of LIBOR should have no no impact on us.

At January 1, 2022, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

As of January 1, 2022, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934). Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of January 1, 2022.

Index

Changes in Internal Control Over Financial Reporting

During the period covered by this report, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” on page 13 of this Report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended October 2, 2021 for a discussion of other legal proceedings resolved in prior years.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirteen weeks ended January 1, 2022 and January 2, 2021, we did not purchase any shares of our common stock. As of January 1, 2022, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

ITEM 6. EXHIBITS

The following exhibits are included with this Report:

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

FLANIGAN'S ENTERPRISES, INC.

Date: February 22, 2022	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)