Form 10-Q
period 2022-04-02
FLANIGANS ENTERPRISES INC
filed 2022-05-24
CIK 12040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2022

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

Yes ☐ No ☒

On May 24, 2022, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

LIST XBRL DOCUMENTS

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and earnings per share amounts)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021

REVENUES:
Restaurant food sales	$24,775	$20,689	$46,980	$39,017
Restaurant bar sales	6,669	5,050	12,676	9,493
Package store sales	8,148	7,830	16,659	15,841
Franchise related revenues	478	422	924	808
Rental income	199	226	398	413
Other operating income	61	140	96	165
	40,330	34,357	77,733	65,737

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and bar	11,374	8,462	21,707	15,984
Package stores	5,869	5,668	12,209	11,519
Payroll and related costs	12,031	10,464	24,267	19,927
Occupancy costs	1,715	1,602	3,413	3,408
Selling, general and administrative expenses	7,491	5,368	13,522	10,836
	38,480	31,564	75,118	61,674
Income from Operations	1,850	2,793	2,615	4,063

OTHER INCOME (EXPENSE):
Interest expense	(177)	(248)	(370)	(527)
Interest and other income	23	19	37	31
Gain on forgiveness of PPP loans	—	3,653	3,488	3,653
Gain on sale of property and equipment	—	8	11	33
	(154)	3,432	3,166	3,190

Income before Provision for Income Taxes	1,696	6,225	5,781	7,253

Provision for Income Taxes	(353)	(533)	(500)	(529)

Net Income	1,343	5,692	5,281	6,724

Less: Net loss (income) attributable to noncontrolling interests	317	(3,241)	(2,057)	(3,493)

Net Income attributable to Flanigan's Enterprises, Inc. stockholders	$1,660	$2,451	$3,224	$3,231

(Continued)

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

(Continued)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021

Net Income Per Common Share:
Basic and Diluted	$0.89	$1.32	$1.73	$1.74

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,858,647	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 2, 2022 (UNAUDITED) AND OCTOBER 2, 2021

(in thousands, except share and per share amounts)

ASSETS

	April 2, 2022	October 2, 2021

CURRENT ASSETS:

Cash and cash equivalents	$40,666	$32,676
Prepaid income taxes	—	139
Other receivables	564	450
Inventories	4,928	4,283
Prepaid expenses	3,418	2,242

Total Current Assets	49,576	39,790

Property and Equipment, Net	55,541	51,441
Construction in Progress	4,708	5,445
	60,249	56,886

Right-of-use assets, operating leases	28,900	28,559

Investment in Limited Partnerships	309	1,122

OTHER ASSETS:

Liquor licenses	822	822
Leasehold interests, net	97	118
Other	920	705

Total Other Assets	1,839	1,645

Total Assets	$140,873	$128,002

(Continued)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

APRIL 2, 2022 (UNAUDITED) AND OCTOBER 2, 2021

(in thousands, except share and per share amounts)

(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	April 2, 2022	October 2, 2021

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$11,421	$9,770
Income taxes payable	211	—
Due to franchisees	5,398	4,478
Current portion of long-term debt	3,532	2,555
Operating lease liability, current	2,213	2,009
Deferred revenue	1,744	1,411
Dividends payable	1,861	—

Total Current Liabilities	26,380	20,223

Long Term Debt, Net of Current Portion	15,255	19,560

Operating lease liabilities, non-current	27,579	27,183
Deferred tax liabilities	493	406

Total Liabilities	69,707	67,372

COMMITMENTS AND CONTINGENCIES

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	51,995	50,632
Treasury stock, at cost, 2,338,995 shares	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	52,578	51,215
Noncontrolling interest	18,588	9,415
Total stockholders’ equity	71,166	60,630

Total liabilities and stockholders' equity	$140,873	$128,002

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE TWENTY-SIX WEEKS ENDED APRIL 2, 2022 AND APRIL 3, 2021

			Capital in
	Common Stock		Excess of	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, October 3, 2020	4,197,642	$420	$6,240	$38,848	2,338,995	$(6,077)	$6,125	$45,556

Net income	—	—	—	780	—	—	252	1,032
Distributions to noncontrolling interests	—	—	—	—	—	—	(242)	(242)

Balance, January 2, 2021	4,197,642	$420	$6,240	$39,628	2,338,995	$(6,077)	$6,135	$46,346

Net income	—	—	—	2,451	—	—	3,241	5,692
Distributions to noncontrolling interests	—	—	—	—	—	—	(483)	(483)

Balance, April 3, 2021	4,197,642	$420	$6,240	$42,079	2,338,995	$(6,077)	$8,893	$51,555

			Capital in
	Common Stock		Excess of	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, October 2, 2021	4,197,642	$420	$6,240	$50,632	2,338,995	$(6,077)	$9,415	$60,630

Net income	—	—	—	1,564	—	—	2,374	3,938
Distributions to noncontrolling interests	—	—	—	—	—	—	(757)	(757)

Balance, January 1, 2022	4,197,642	$420	$6,240	$52,196	2,338,995	$(6,077)	$11,032	$63,811

Net income (loss)	—	—	—	1,660	—	—	(317)	1,343
Distributions to noncontrolling interests	—	—	—	—	—	—	(757)	(757)
Sale of noncontrolling interests	—	—	—	—	—	—	8,630	8,630
Dividends payable	—	—	—	(1,861)	—	—	—	(1,861)

Balance, April 2, 2022	4,197,642	$420	$6,240	$51,995	2,338,995	$(6,077)	$18,588	$71,166

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED APRIL 2, 2022 AND APRIL 3, 2021

(in thousands)

	April 2, 2022	April 3, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$5,281	$6,724
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,400	1,493
Amortization of leasehold interests	21	43
Amortization of finance lease right-of-use asset	—	198
Amortization of operating lease right-of-use asset	1,177	1,258
Gain on forgiveness of PPP loans	(3,488)	(3,653)
Finance lease interest expense	—	109
Gain on sale of property and equipment	(11)	(33)
Loss on abandonment of property and equipment	13	16
Amortization of deferred loan costs	17	20
Deferred income taxes	87	352
Organizational costs	35	—
Income from unconsolidated limited partnership	(15)	(111)
Deferred revenue	333	—
Changes in operating assets and liabilities: (Increase) decrease in
Other receivables	(114)	184
Prepaid income taxes	139	(275)
Inventories	(645)	(548)
Prepaid expenses	854	1,117
Other assets	(59)	215
Increase (decrease) in:
Accounts payable and accrued expenses	1,987	741
Operating lease liabilities	(918)	(2,111)
Income taxes payable	211	166
Due to franchisees	920	1,187
Net cash and cash equivalents provided by operating activities	7,225	7,092

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(2,230)	(4,114)
Purchase of construction in progress	(1,881)	(847)
Deposits on property and equipment	(509)	(296)
Proceeds from sale of fixed assets	30	49
Distributions from unconsolidated limited partnership	16	12
Investment in limited Partnership	—	(297)
Net cash and cash equivalents used in investing activities	(4,574)	(5,493)

(Continued)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED APRIL 2, 2022 AND APRIL 3, 2021

(in thousands)

(Continued)

	April 2, 2022	April 3, 2021

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long term debt	(1,742)	(1,495)
Deferred loan costs	—	(56)
Proceeds from PPP loans	—	3,464
Proceeds from noncontrolling interest offering	8,595
Principal payments on finance leases	—	(81)
Distributions to limited partnerships’ noncontrolling interests	(1,514)	(725)

Net cash and cash equivalents provided by financing activities	5,339	1,107

Net Increase in Cash and Cash Equivalents	7,990	2,706

Beginning of Period	32,676	29,922

End of Period	$40,666	$32,628

Supplemental Disclosure for Cash Flow Information: Cash paid during period for:
Interest	$370	$527
Income taxes	$63	$61

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,861	$1,377
Purchase deposits transferred to property, plant and equipment	$44	$14
Purchase deposits transferred to CIP	$309	$18
CIP capitalized to property, plant and equipment	$3,258	$—
CIP in accounts payable	$331	$—
Dividends declared and unpaid	$1,861	$—
Operating lease liabilities arising from ROU asset	$1,518	$5,787
Purchase of vehicle in exchange for debt	$—	$58
Purchase of property in exchange for debt	$—	$2,200

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED

APRIL 2, 2022 AND APRIL 3, 2021

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the periods ended April 2, 2022 and April 3, 2021 is unaudited. Financial information as of October 2, 2021 has been derived from the audited financial statements of Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries, (the “Company”, “we”, “our”, “ours” and “us” as the context requires), but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 2, 2021. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the accounts of the ten limited partnerships in which we act as general partner and have controlling interests. All intercompany balances and transactions have been eliminated. Non-controlling interest represents the limited partners’ proportionate share of the net assets and results of operations of the ten limited partnerships.

These condensed consolidated financial statements include estimates relating to loyalty reward programs. The estimates are reviewed periodically and the effects of any revisions are reflected in the financial statements in the period they are determined to be necessary.

The condensed consolidated financial statements include estimates relating to the calculation of incremental borrowing rates and length of leases associated with right-of-use assets and corresponding liabilities.

Although these estimates are based on management’s knowledge of current events and actions it may take in the future, they may ultimately differ from actual results.

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 260 - “Earnings per Share”. This section provides for the calculation of basic and diluted earnings per share. The data on Page 2 shows the amounts used in computing earnings per share and the effects on income. As of April 2, 2022 and April 3, 2021, no stock options or other potentially dilutive securities were outstanding.

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Adopted

There are no accounting pronouncements that we have recently adopted.

Index

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: (Continued)

Recently Issued

The FASB issued guidance, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This accounting standards update provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. LIBOR rates will be published until June 30, 2023 and all principal and interest of the $1.405M Loan will be due in full on January 23, 2023 and all principal and interest of the Term Loan will be fully amortized and is anticipated to be paid in full as of December 28, 2022 so the discontinuance of LIBOR rates is not expected to have any impact on us.

(4) INCOME TAXES:

We account for our income taxes in interim periods using FASB ASC Topic 740-270, “Income Taxes”, which requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards and tax credits to the extent that realization of said tax benefits is more likely than not.

(5) PRIVATE OFFERINGS:

CIC Investors #85, Ltd. (Flanigan’s, Sunrise, Florida)

On October 15, 2021, we began a private offering for CIC Investors #85, Ltd., a Florida limited partnership of which the Company acts as general partner, to raise $5,000,000 through the sale of limited partnership units in the same. Limited partnership units were sold for $5,000 each, minimum purchase of two. which funds are intended to be used to satisfy (including reimbursement to us for advances we have made), build-out and renovation expenses and the purchase of such furniture, fixtures and equipment necessary for operation of our Sunrise, Florida restaurant under the service mark “Flanigan’s”. By February 15, 2022, we sold all limited partnership units, raising $5,000,000. The Company purchased 74 limited partnership units ($370,000) upon the same terms and conditions as all other investors. Capital raised from private investors is credited to sale of noncontrolling interests in our Statements of Stockholders’ Equity. On March 30, 2022, the Escrow Agent delivered $4,612,500 to the Company, representing the private offering proceeds ($5,000,000), less the Company’s purchase of 74 limited partnership units, ($370,000) and less organizational costs, ($17,500). This restaurant opened for business on March 22, 2022.

Under ASC 810, Consolidation, the Company, which is the entity issuing financial statements, is required to consolidate CIC Investors #85, Ltd. as we have a controlling interest in CIC Investors #85, Ltd. as general partner, although the Company has a 7.40% ownership.

CIC Investor #25, Ltd. (Flanigan’s, Miramar, Florida)

On October 15, 2021, we began a private offering for CIC Investors #25, Ltd., a Florida limited partnership of which the Company acts as general partner, to raise $4,000,000 through the sale of limited partnership units in the same. Limited partnership units were sold for $5,000 each, minimum purchase of two, which funds are intended to be used to satisfy (including reimbursement to us for advances we have made), build-out and renovation expenses and the purchase of such furniture, fixtures and equipment necessary for operation of our Miramar, Florida restaurant under the service mark “Flanigan’s. By February 15, 2022, we sold all limited partnership units, raising $4,000,000. The Company did not purchase any limited partnership units. Capital raised from private investors is credited to sale of noncontrolling interests in our Statements of Stockholders’ Equity. On March 30, 2022, the Escrow Agent delivered $3,982,500 to the Company, representing the private offering proceeds ($4,000,000), less organizational costs, ($17,500). It is anticipated that this restaurant will open for business the beginning of October, 2022.

Under ASC 810, Consolidation, the Company, which is the entity issuing financial statements, is required to consolidate CIC Investors #25, Ltd. as we have a controlling interest in CIC Investors #25, Ltd. as general partner, although the Company has no direct ownership.

(6) DEBT:

Financed Insurance Premiums

During the twenty-six weeks ended April 2, 2022, we financed the premiums on the following property, general liability, excess liability and terrorist policies, totaling approximately $2.54 million, which property, general liability, excess liability and terrorist insurance includes coverage for our franchises which are not included in our consolidated financial statements:

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

Index

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

As of April 2, 2022, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $1,527,000, excluding coverage for our franchises, (of approximately $408,000), which are not included in our consolidated financial statements.

(7) COMMITMENTS AND CONTINGENCIES:

Construction Contracts

(a) 7990 Davie Road Extension, Hollywood, Florida (Store #19 – “Big Daddy’s Wine & Liquors”)

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work at this location totaling $1,618,000, (i) to connect the real property where this restaurant operated (Store #19) to city sewer and (ii) to construct a new building on the adjacent parcel of real property for the operation of a package liquor store. During our fiscal years 2020 and 2021, we agreed to change orders to the agreement for additional construction services increasing the total contract price by $624,000 to $2,242,000, of which $1,951,000 has been paid through April 2, 2022 and $-0- has been paid subsequent to the end of the second quarter of our fiscal year 2022 through the date of filing of this quarterly report.

(b) 2505 N. University Drive, Hollywood, Florida (Store #19 – “Flanigan’s”)

During the third quarter of our fiscal year 2019, we entered into an agreement with an unaffiliated third party architect for design and development services totaling $77,000 for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), which has been closed since October 2, 2018 due to damages caused by a fire, of which $62,000 has been paid. During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor to re-build our restaurant at this location for $2,515,000, of which $226,000 has been paid subsequent to the end of the second quarter of our fiscal year 2022 through the date of filing of this quarterly report.

Index

(c) 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85 – “Flanigan’s”)

During the third quarter of our fiscal year 2019, we entered into an agreement with an unaffiliated third party design group for design and development services of our new location at 14301 W. Sunrise Boulevard, Sunrise, Florida 33323 (Store #85) for a total contract price of $122,000. During our fiscal year 2020, we agreed upon amendments to the $122,000 Contract for additional design and development services which had the effect of increasing the total contract price by $18,000 to $140,000, of which $131,000 has been paid through April 2, 2022. Additionally, during the fourth quarter of our fiscal year 2020, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,236,000 and through the second quarter our fiscal year 2022 we agreed to change orders to the agreement for additional interior renovations increasing the total contract price by $215,000 to $1,451,000, which has been paid in full by the end of the second quarter of our fiscal year 2022.

(d) 11225 Miramar Parkway, #250, Miramar, Florida (Store #25 - “Flanigan’s”)

During the second quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,421,000, of which $-0- has been paid through April 2, 2022 and $180,000, has been paid subsequent to the end of the second quarter of our fiscal year 2022 through the date of filing of this quarterly report.

(e) 11225 Miramar Parkway, #245, Miramar, Florida (Store #24 - “Big Daddy’s Wine and Liquors”)

During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $317,000, of which $93,000 has been paid through April 2, 2022 and $-0- has been paid subsequent to the end of the second quarter of our fiscal year 2022 through the date of filing of this quarterly report.

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

Index

Following the adoption of ASC 842 during our fiscal year ended October 3, 2020, common area maintenance and property taxes are not considered to be lease components.

The components of lease expense are as follows:

	13 Weeks	13 Weeks
	Ended April 2, 2022	Ended April 3, 2021
Finance Lease Amortization	$—	$79,000
Finance Lease Expense, which is included in interest expense	—	44,000
Operating Lease Expense, which is included in occupancy costs	916,000	808,000
	$916,000	$931,000

	26 Weeks	26 Weeks
	Ended April 2, 2022	Ended April 3, 2021
Finance Lease Amortization	$—	$198,000
Finance Lease Expense, which is included in interest expense	—	109,000
Operating Lease Expense, which is included in occupancy costs	1,834,000	1,867,000
	$1,834,000	$2,174,000

Supplemental balance sheet information related to leases is as follows:

Classification on the Condensed Consolidated Balance Sheet	April 2, 2022	October 2, 2021

Assets
Operating lease assets	$28,900,000	$28,559,000

Liabilities
Operating lease current liabilities	2,213,000	2,009,000
Operating lease non-current liabilities	$27,579,000	$27,183,000

Weighted Average Remaining Lease Term:
Operating leases	9.21 Years	8.93 Years

Weighted Average Discount:
Operating leases	4.52%	4.62%

Total operating lease liabilities are as follows:

For fiscal year 2022	Operating
2022 (six (6) months to October 1, 2022)	$1,723,000
2023	3,501,000
2024	3,544,000
2025	3,537,000
2026	3,371,000
Thereafter	22,121,000

Total lease payments
(Undiscounted cash flows)	37,797,000
Less imputed interest	(8,005,000)
Total operating lease liabilities	$29,792,000

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

During the second quarter of our fiscal year 2021, certain of the entities owning the limited partnership stores (the “LP’s”), as well as the store we manage but do not own (the “Managed Store”), applied for and received loans from an unrelated third party lender pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $3.98 million, (the “2nd PPP Loans”), of which approximately: (i) $3.35 million was loaned to six of the LP’s; and (ii) $0.63 million was loaned to the Managed Store. The 2nd PPP Loan to the Managed Store is not included in our consolidated financial statements. During the first quarter of our fiscal year 2022, we applied for and received forgiveness of the entire amount of principal and accrued interest for all 2nd PPP Loans, including the Managed Store.

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

(9) BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks and twenty-six weeks ended April 2, 2022 and April 3, 2021, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

Index

	(in thousands)
	Thirteen Weeks Ended April 2, 2022	Thirteen Weeks Ended April 3, 2021
Operating Revenues:
Restaurants	$31,444	$25,739
Package stores	8,148	7,830
Other revenues	738	788
Total operating revenues	$40,330	$34,357

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$1,675	$2,037
Package stores	760	735
	2,435	2,772
Corporate expenses, net of other revenues	(585)	21
Income from operations	1,850	2,793
Interest expense	(177)	(248)
Interest and other income	23	19
Gain on forgiveness of PPP Loans	—	3,653
Gain on sale of property and equipment	—	8
Income Before Provision for Income Taxes	$1,696	$6,225
Provision for Income Taxes	(353)	(533)
Net Income	1,343	5,692
Net Income Attributable to Noncontrolling Interests	317	(3,241)
Net Income Attributable to Flanigan’s Enterprises, Inc.
Stockholders	$1,660	$2,451

Depreciation and Amortization:
Restaurants	$542	$578
Package stores	79	87
	621	665
Corporate	101	97
Total Depreciation and Amortization	$722	$762

Capital Expenditures:
Restaurants	$1,671	$5,523
Package stores	874	169
	2,545	5,692
Corporate	239	454
Total Capital Expenditures	$2,784	$6,146

Index

	Twenty Six Weeks Ended April 2, 2022	Twenty Six Weeks Ended April 3, 2021
Operating Revenues:
Restaurants	$59,656	$48,510
Package stores	16,659	15,841
Other revenues	1,418	1,386
Total operating revenues	$77,733	$65,737

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$2,052	$3,217
Package stores	1,442	1,450
	3,494	4,667
Corporate expenses, net of other revenues	(879)	(604)
Income from Operations	2,615	4,063
Interest expense	(370)	(527)
Interest and Other Income	37	31
Gain on forgiveness of PPP Loans	3,488	3,653
Gain on sale of property and equipment	11	33
Income Before Provision for Income Taxes	$5,781	$7,253
Provision for Income Taxes	(500)	(529)
Net Income	5,281	6,724
Net Income Attributable to Noncontrolling Interests	(2,057)	(3,493)
Net Income Attributable to Flanigan’s Enterprises, Inc.
Stockholders	$3,224	$3,231

Depreciation and Amortization:
Restaurants	1,063	1,171
Package stores	158	176
	1,221	1,347
Corporate	200	189
Total Depreciation and Amortization	$1,421	$1,536

Capital Expenditures:
Restaurants	$2,924	$6,287
Package stores	1,395	282
	4,319	6,569
Corporate	476	682
Total Capital Expenditures	$4,795	$7,251

	April 2,	October 2,
	2022	2021
Identifiable Assets:
Restaurants	$70,604	$67,978
Package store	18,416	$15,653
	89,020	83,631
Corporate	51,853	44,371
Consolidated Totals	$140,873	$128,002

Index

(10) SUBSEQUENT EVENTS:

Subsequent events have been evaluated through the date these condensed consolidated financial statements were issued, no further events required disclosure.

Index

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

OVERVIEW

As of April 2, 2022, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries (“we”, “our”, “ours” and “us” as the context requires), (i) operates 28 units, consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and (ii) franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurants/package liquor stores. The table below provides information concerning the type (i.e. restaurant, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of April 2, 2022 and as compared to October 2, 2021 and April 3, 2021. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, all of the restaurants operate under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”.

Index

Types of Units	April 2, 2022	October 2, 2021	April 3, 2021
Company Owned: Combination package and restaurant	3	3	3	(1)
Restaurant only	7	7	7
Package store only	7	7	7

Company Operated Restaurants Only:
Limited Partnerships	10	8	8	(2)
Franchise	1	1	1
Unrelated Third Party	1	1	1

Total Company Owned/Operated Units	29	27	27
Franchised Units	5	5	5	(3)

Notes:

(1) During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) was damaged by a fire which has caused it to be closed since the first quarter of our fiscal year 2019. Store #19 remains closed through April 2, 2022.

(2) During the second quarter of our fiscal year 2022, our limited partnership owned restaurant located at 14301 West Sunrise Boulevard, Sunrise, Florida (Store #85) opened for business (the “2022 Sunrise Restaurant”). Our limited partnership owned restaurant located at 11225 Miramar Parkway #250, Miramar, Florida (Store #25) is expected to open for business in October, 2022 (the “2022 Miramar Restuarant”).

(3) We operate a restaurant for one (1) franchisee. This unit is included in the table both as a franchised restaurant, as well as a restaurant operated by us.

Franchise Financial Arrangement: In exchange for our providing management and related services to our franchisees and granting them the right to use our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” and “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”, our franchisees (four of which are franchised to members of the family of our Chairman of the Board, officers and/or directors), are required to (i) pay to us a royalty equal to 1% of gross package store sales and 3% of gross restaurant sales; and (ii) make advertising expenditures equal to between 1.5% to 3% of all gross sales, as defined, based upon our actual advertising costs allocated between stores, pro-rata, based upon gross sales.

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method of accounting. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of April 2, 2022, all limited partnerships, with the exception of the 2022 Sunrise Restaurant and the 2022 Miramar Restaurant, have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill” or “Flanigan’s”.

Index

RESULTS OF OPERATIONS (1)

	-----------------------Thirteen Weeks Ended-----------------------
	April 2, 2022		April 3, 2021
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$24,775	62.58	$20,689	61.63
Restaurant bar sales	6,669	16.84	5,050	15.04
Package store sales	8,148	20.58	7,830	23.33

Total Sales	$39,592	100.00	$33,569	100.00

Franchise related revenues	478		422
Rental income	199		226
Other operating income	61		140

Total Revenue	$40,330		$34,357

	-----------------------Twenty Six Weeks Ended-----------------------
	April 2, 2022		April 3, 2021
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$46,980	61.56	$39,017	60.63
Restaurant bar sales	12,676	16.61	9,493	14.75
Package store sales	16,659	21.83	15,841	24.62

Total Sales	$76,315	100.00	$64,351	100.00

Franchise related revenues	924		808
Rental income	398		413
Other operating income	96		165

Total Revenue	$77,733		$65,737

(1)	While included in the figures presented for the thirteen and twenty six weeks ended April 2, 2022, the results of operations for the 2022 Sunrise Restaurant which opened for business on March 22, 2022 did not have a material effect on our results for these periods. The 2022 Miramar Restaurant is expected to open for business in October, 2022.

Comparison of Thirteen Weeks Ended April 2, 2022 and April 3, 2021.

Revenues. Total revenue for the thirteen weeks ended April 2, 2022 increased $5,973,000 or 17.39% to $40,330,000 from $34,357,000 for the thirteen weeks ended April 3, 2021 due primarily to increased package liquor store and restaurant sales, increased menu prices and the comparatively less adverse effects of COVID-19 on our operations during the thirteen weeks ended April 2, 2022 as compared with the thirteen weeks ended April 3, 2021. Effective October 3, 2021 and then effective December 19, 2021 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 2.38% and 3.34% annually, respectively, to offset higher food costs and higher overall expenses and effective December 12, 2021 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 7.80% annually, (collectively the “Recent Price Increases”). Prior to these increases, we previously raised menu prices in the third quarter of our fiscal year 2021. We expect that the new package liquor store located at 7990 Davie Road Extension, Hollywood, Florida will open for business during our fiscal year 2022 and we expect to generate revenue from it. We do not anticipate that the restaurant located at 2505 N. University Drive, Hollywood, Florida, which has been closed since October, 2018 due to a fire (the “Hollywood restaurant”) or the 2022 Miramar Restaurant will open for business during our fiscal year 2022 and accordingly we do not expect to generate any revenue from them.

Index

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $24,775,000 for the thirteen weeks ended April 2, 2022 as compared to $20,689,000 for the thirteen weeks ended April 3, 2021. The increase in restaurant food sales for the thirteen weeks ended April 2, 2022 as compared to restaurant food sales during the thirteen weeks ended April 3, 2021 is attributable to menu price increases and the comparatively greater adverse effects of COVID-19 on our operations during the thirteen weeks ended April 3, 2021 as compared with the thirteen weeks ended April 2, 2022. Comparable weekly restaurant food sales (for restaurants open for all of the thirteen weeks ended April 2, 2022 and April 3, 2021 respectively, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirteen weeks ended April 2, 2022 and April 3, 2021 due to a fire on October 2, 2018) and eight restaurants owned by affiliated limited partnerships, (excluding Store #85 which opened for business during the second quarter of our fiscal year 2022)) was $1,802,000 and $1,578,000 for the thirteen weeks ended April 2, 2022 and April 3, 2021, respectively, an increase of 14.20%. Comparable weekly restaurant food sales for Company owned restaurants only was $887,000 and $786,000 for the thirteen weeks ended April 2, 2022 and April 3, 2021, respectively, an increase of 12.85%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only, (excluding Store #85 which opened for business during the second quarter of our fiscal year 2022), was $915,000 and $792,000 for the thirteen weeks ended April 2, 2022 and April 3, 2021 respectively, an increase of 15.53%.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $6,669,000 for the thirteen weeks ended April 2, 2022 as compared to $5,050,000 for the thirteen weeks ended April 3, 2021. The increase in restaurant bar sales during the thirteen weeks ended April 2, 2022 is primarily due to the Recent Price Increases and the comparatively more adverse effects of COVID-19 on our operations during the thirteen weeks ended April 3, 2021 as compared with the thirteen weeks ended April 2, 2022. Comparable weekly restaurant bar sales (for restaurants open for all of the thirteen weeks ended April 2, 2022 and April 3. 2021 respectively, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirteen weeks ended April 2. 2022 and April 3, 2021 due to a fire on October 2, 2018), and eight restaurants owned by affiliated limited partnerships, (excluding Store #85 which opened for business during the second quarter of our fiscal year 2022)) was $509,000 for the thirteen weeks ended April 2, 2022 and $389,000 for the thirteen weeks ended April, an increase of 30.85%. Comparable weekly restaurant bar sales for Company owned restaurants only was $225,000 and $166,000 for the thirteen weeks ended April 2, 2022 and April 3, 2021, respectively, an increase of 35.54%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $284,000 and $223,000 for the thirteen weeks ended April 2, 2022 and April 3, 2021 respectively, an increase of 27.35%.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $8,148,000 for the thirteen weeks ended April 2, 2022 as compared to $7,830,000 for the thirteen weeks ended April 3, 2021, an increase of $318,000. This increase was primarily due to increased package liquor store traffic due to what appears to be continued increased demand for package liquor store products resulting from COVID-19. The weekly average of same store package liquor store sales, which includes nine (9) Company-owned package liquor stores, (excluding Store #19, which was closed for the thirteen weeks ended April 2, 2022 and April 3, 2021 due to a fire on October 2, 2018), was $644,000 and $602,000 for the thirteen weeks ended April 2, 2022 and April 3, 2021 respectively, an increase of 6.98%.

Index

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended April 2, 2022 increased $6,916,000 or 21.91% to $38,480,000 from $31,564,000 for the thirteen weeks ended April 3, 2021. The increase was primarily due to payroll and an expected general increase in food costs, partially offset by actions taken by management to reduce and/or control costs. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2022. Operating costs and expenses increased as a percentage of total revenue to approximately 95.41% in the second quarter of our fiscal year 2022 from 91.87% in the second quarter of our fiscal year 2021.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended April 2, 2022 increased to $20,070,000 from $17,277,000 for the thirteen weeks ended April 2, 2022. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 63.83% for the thirteen weeks ended April 2, 2022 and 67.12% for the thirteen weeks ended April 3, 2021. Gross profit margin for restaurant food and bar sales decreased during the second quarter of our fiscal year 2022 when compared to the second quarter of our fiscal year 2021 due to higher food costs, partially offset by, among other things, the Recent Price Increases.

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended April 2, 2022 increased to $2,279,000 from $2,162,000 for the thirteen weeks ended April 3, 2021, due primarily to increased package liquor store traffic which we believe is due to what appears to be continued increased demand caused by COVID-19. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 27.97% for the thirteen weeks ended April 2, 2022 and 27.61% for the thirteen weeks ended April 3, 2021.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended April 2, 2022 increased $1,567,000 or 14.98% to $12,031,000 from $10,464,000 for the thirteen weeks ended April 3, 2021. Payroll and related costs for the thirteen weeks ended April 2, 2022 were higher due primarily to higher costs for employees such as cooks. Payroll and related costs as a percentage of total revenue was 29.83% in the thirteen weeks ended April 2, 2022 and 30.46% of total revenue in the thirteen weeks ended April 3, 2021.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold purchases and rent expense associated with operating lease liabilities under ASC 842) for the thirteen weeks ended April 2, 2022 increased $113,000 or 7.05% to $1,715,000 from $1,602,000 for the thirteen weeks ended April 3, 2021. The increase in occupancy costs was primarily due to the commencement of rent for our retail package liquor store which we are developing located at 11225 Miramar Parkway, #245, Miramar, Florida (Store #24) and our restaurant location which we are developing located at 11225 Miramar parkway, #250, Miramar, Florida (Store #25) during the second quarter of our fiscal year 2022, partially offset by the elimination of rent for our restaurant location located at 14301 West Sunrise Boulevard, Sunrise, Florida (Store #85), the real property and improvements of which we purchased on March 2, 2021.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended April 2, 2022 increased $2,123,000 or 39.55% to $7,491,000 from $5,368,000 for the thirteen weeks ended April 3, 2021. Selling, general and administrative expenses increased as a percentage of total revenue in the thirteen weeks ended April 2, 2022 to 18.57% as compared to 15.62% in the thirteen weeks ended April 3, 2021, due primarily to the payment by the Company of pre-opening expenses in the amount of $856,000 for its limited partnership owning the new restaurant in Sunrise, Florida (Store #85) due to delays in the development of the new restaurant, including delays caused by COVID-19 and increases in expenses across all categories.. We anticipate that our selling, general and administrative expenses as a percentage of total revenue will increase throughout the balance of our fiscal year 2022 due primarily to increases across all categories.

Index

Depreciation and Amortization. Depreciation and amortization expense for the thirteen weeks ended April 2, 2022 decreased $45,000 or 5.91% to $717,000 from $762,000 from the thirteen weeks ended April 3, 2021. As a percentage of total revenue, depreciation and amortization expense was 1.78% of revenue in the thirteen weeks ended April 2, 2022 and 2.22% of revenue in the thirteen weeks ended April 3, 2021.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended April 2, 2022 decreased $71,000 to $177,000 from $248,000 for the thirteen weeks ended April 3. 2021. Interest expense, net, decreased for the thirteen weeks ended April 2, 2022 due to the forgiveness of principal and all accrued interest on the borrowing by certain of our limited partnerships of an additional $3.35 million of 2nd PPP Loans during the first quarter of our fiscal year 2022, partially offset by interest on (i) our borrowing of $2,200,000 during the second quarter of our fiscal year 2021 from an unrelated third party lender used to finance our purchase of the real property and improvements located at 14301 West Sunrise Boulevard, Sunrise, Florida (Store #85) (the “$2.2 Million Borrowing”) and (ii) our borrowing of $4,300,000 during the third quarter of our fiscal year 2021 from an unrelated third party lender to re-finance our mortgage loan of our property located at 13105 – 13205 Biscayne Boulevard, North Miami, Florida (Store #20).

Income Taxes. Income tax for the thirteen weeks ended April 2, 2022 was an expense of $353,000, as compared to an expense of $533,000 for the thirteen weeks ended April 3, 2021.

Net Income. Net income for the thirteen weeks ended April 2, 2022 decreased $4,349,000 or 76.41% to $1,343,000 from $5,692,000 for the thirteen weeks ended April 3, 2021 due primarily to the relatively greater income attributable to the forgiveness of debt of certain of our PPP Loans during the thirteen weeks ended April 3, 2021, as compared to the income attributable to the forgiveness of debt of certain of our other PPP Loans during the thirteen weeks ended April 2, 2022 and higher food costs and overall increased expenses during the thirteen weeks ended April 2, 2022, partially offset by increased revenue at our retail package liquor stores and restaurants during the thirteen weeks ended April 2, 2022 and the Recent Price Increases. As a percentage of revenue, net income for the thirteen weeks ended April 2, 2022 is 3.33%, as compared to 16.57% in the thirteen weeks ended April 3, 2021.

Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders. Net income attributable to stockholders for the thirteen weeks ended April 2, 2022 decreased $791,000 or 32.27% to $1,660,000 from $2,451,000 for the thirteen weeks ended April 3, 2021 due primarily to the relatively greater income attributable to the forgiveness of debt of certain of our PPP Loans during the thirteen weeks ended April 3, 2021, as compared to the income attributable to the forgiveness of debt of certain of our other PPP Loans during the thirteen weeks ended April 2, 2022 and higher food costs and overall increased expenses during the thirteen weeks ended April 2, 2022, partially offset by increased revenue at our retail package liquor stores and restaurants during the thirteen weeks ended April 2, 2022 and the Recent Price Increases. During the thirteen weeks ended April 2, 2022, due to losses attributable to the 2022 Sunrise Restaurant and a lesser extent the 2022 Miramar Restaurant, there was a loss attributable to the noncontrolling interests as compared to a gain for the thirteen weeks ended April 3, 2021 which contributes to the net income attributable to Flanigan’s Enterprises, Inc. Stockholders for the thirteen weeks ended April 2, 2022. As a percentage of revenue, net income attributable to stockholders for the thirteen weeks ended April 2, 2022 is 4.12%, as compared to 7.13% for the thirteen weeks ended April 3, 2021.

Comparison of Twenty-Six Weeks Ended April 2, 2022 and April 3, 2021.

Revenues. Total revenue for the twenty-six weeks ended April 2, 2022 increased $11,996,000 or 18.25% to $77,733,000 from $65,737,000 for the twenty-six weeks ended April 3, 2021 due primarily to increased package liquor store and restaurant sales, the Recent Price Increases and the comparatively less adverse effects of COVID-19 on our operations during the twenty-six weeks ended April 2, 2022 as compared with the twenty-six weeks ended April 3, 2021.

Index

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $46,980,000 for the twenty-six weeks ended April 2, 2022 as compared to $39,017,000 for the twenty-six weeks ended April 3, 2021. The increase in restaurant food sales for the twenty-six weeks ended April 2, 2022 as compared to restaurant food sales during the twenty-six weeks ended April 3, 2021 is attributable to the Recent Price Increases and the comparatively more adverse effects of COVID-19 on our operations during the twenty-six weeks ended April 3, 2021 as compared with the twenty-six weeks ended April 2, 2022. Comparable weekly restaurant food sales (for restaurants open for all of the twenty-six weeks ended April 2, 2022 and April 3, 2021 respectively, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the twenty-six weeks ended April 2, 2022 and April 3, 2021 due to a fire on October 2, 2018) and eight restaurants owned by affiliated limited partnerships, (excluding Store #85 which opened for business during the second quarter of our fiscal year 2022)) was $1,775,000 and $1,489,000 for the twenty-six weeks ended April 2, 2022 and April 3, 2021, respectively, an increase of 19.21%. Comparable weekly restaurant food sales for Company owned restaurants only was $872,000 and $733,000 for the twenty-six weeks ended April 2, 2022 and April 3, 2021, respectively, an increase of 18.96%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only, (excluding Store #85 which opened for business during the second quarter of our fiscal year 2022), was $903,000 and $756,000 for the twenty-six weeks ended April 2, 2022 and April 3, 2021 respectively, an increase of 19.44%.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $12,676,000 for the twenty-six weeks ended April 2, 2022 as compared to $9,493,000 for the twenty-six weeks ended April 3, 2021. The increase in restaurant bar sales during the twenty-six weeks ended April 2, 2022 is primarily due to the Recent Price Increases and the comparatively greater adverse effects of COVID-19 on our operations during the twenty-six weeks ended April 3, 2021 as compared with the twenty-six weeks ended April 2, 2022. Comparable weekly restaurant bar sales (for restaurants open for all of the thirteen weeks ended April 2, 2022 and April 3. 2021 respectively, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirteen weeks ended April 2. 2022 and April 3, 2021 due to a fire on October 2, 2018), and eight restaurants owned by affiliated limited partnerships, (excluding Store #85 which opened for business during the second quarter of our fiscal year 2022)) was $485,000 for the thirteen weeks ended April 2, 2022 and $365,000 for the thirteen weeks ended April, an increase of 32.88%. Comparable weekly restaurant bar sales for Company owned restaurants only was $214,000 and $153,000 for the twenty-six weeks ended April 2, 2022 and April 3, 2021, respectively, an increase of 39.87%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $271,000 and $212,000 for the twenty-six weeks ended April 2, 2022 and April 3, 2021 respectively, an increase of 27.83%.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $16,658,000 for the twenty-six weeks ended April 2, 2022 as compared to $15,841,000 for the twenty-six weeks ended April 3, 2021, an increase of $818,000. This increase was primarily due to increased package liquor store traffic due to what appears to be continued increased demand for package liquor store products resulting from COVID-19. The weekly average of same store package liquor store sales, which includes nine (9) Company-owned package liquor stores, (excluding Store #19, which was closed for the twenty-six weeks ended April 2, 2022 and April 3, 2021 due to a fire on October 2, 2018), was $649,000 and $609,000 for the twenty-six weeks ended April 2, 2022 and April 3, 2021 respectively, an increase of 6.57%.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the twenty-six weeks ended April 2, 2022 increased $13,444,000 or 21.80% to $75,118,000 from $61,674,000 for the twenty-six weeks ended April 3, 2021. The increase was primarily due to payroll and an expected general increase in food costs, partially offset by actions taken by management to reduce and/or control costs. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2022. Operating costs and expenses increased as a percentage of total revenue to approximately 96.64% in the twenty-six weeks ended April 2, 2022 from 93.82% in the twenty-six weeks ended April 3, 2021.

Index

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the twenty-six weeks ended April 2, 2022 increased to $37,949,000 from $32,526,000 for the twenty-six weeks ended April 3, 2021. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 63.61% for the twenty-six weeks ended April 2, 2022 and 67.05% for the twenty-six weeks ended April 3, 2021. Gross profit margin for restaurant food and bar sales decreased during the twenty-six weeks ended April 2, 2022 when compared to the twenty-six weeks ended April 3, 2021 due to higher food costs, partially offset by, among other things, the Recent Price Increases.

Package Store Sales. Gross profit for package store sales for the twenty-six weeks ended April 2, 2022 increased to $4,450,000 from $4,322,000 for the twenty-six weeks ended April 3, 2021, due primarily to increased package liquor store traffic which we believe is due to what appears to be continued increased demand caused by COVID-19. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 26.71% for the twenty-six weeks ended April 2, 2022 and 27.28% for the twenty-six weeks ended April 3, 2021.

Payroll and Related Costs. Payroll and related costs for the twenty-six weeks ended April 2, 2022 increased $4,340,000 or 21.78% to $24,267,000 from $19,927,000 for the twenty-six weeks ended April 3, 2021. Payroll and related costs for the twenty-six weeks ended April 2, 2022 were higher due primarily higher costs for employees such as cooks. Payroll and related costs as a percentage of total revenue was 31.22% in the twenty-six weeks ended April 2, 2022 and 30.31% of total revenue in the twenty-six weeks ended April 3, 2021.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold purchases and rent expense associated with operating lease liabilities under ASC 842) for the twenty-six weeks ended April 2, 2022 increased $5,000 or 0.15% to $3,413,000 from $3,408,000 for the twenty-six weeks ended April 3, 2021. The increase in occupancy costs was primarily due to the commencement of rent for our retail package liquor store which we are developing located at 11225 Miramar Parkway, #245, Miramar, Florida (Store #24) and our restaurant location which we are developing located at 11225 Miramar parkway, #250, Miramar, Florida (Store #25) during the second quarter of our fiscal year 2022, partially offset by the elimination of rent for our restaurant location located at 14301 West Sunrise Boulevard, Sunrise, Florida (Store #85), the real property and improvements of which we purchased on March 2, 2021.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the twenty-six weeks ended April 2, 2022 increased $2,686,000 or 24.79% to $13,522,000 from $10,836,000 for the twenty-six weeks ended April 3, 2021 due primarily to the payment by the Company of pre-opening expenses in the amount of $856,000 for its limited partnership owning the new restaurant in Sunrise, Florida (Store #85) due to delays in the development of the new restaurant, including delays caused by COVID-19 and increases in expenses across all categories. Selling, general and administrative expenses increased as a percentage of total revenue in the twenty-six weeks ended April 2, 2022 to 17.40% as compared to 16.48% in the twenty-six weeks ended April 3, 2021. We anticipate that our selling, general and administrative expenses as a percentage of total revenue will increase throughout the balance of our fiscal year 2022 due primarily to increases across all categories.

Index

Depreciation and Amortization. Depreciation and amortization expense for the twenty-six weeks ended April 2, 2022 decreased $136,000 or 8.85% to $1,400,000 from $1,536,000 from the twenty-six weeks ended April 3, 2021. As a percentage of total revenue, depreciation and amortization expense was 1.80% of revenue in the twenty-six weeks ended April 2, 2022 and 2.34% of revenue in the twenty-six weeks ended April 3, 2021.

Interest Expense, Net. Interest expense, net, for the twenty-six weeks ended April 2, 2022 decreased $157,000 to $370,000 from $527,000 for the twenty-six weeks ended April 3, 2021. Interest expense, net, decreased for the twenty-six weeks ended April 2, 2022 due to the forgiveness of principal and all accrued interest on the borrowing by certain of our limited partnerships of an additional $3.35 million related to the 2nd PPP Loans during the first quarter of our fiscal year 2022, partially offset by interest on (i) our borrowing of $2,200,000 during the second quarter of our fiscal year 2021 from an unrelated third party lender used to finance our purchase of the real property and improvements located at 14301 West Sunrise Boulevard, Sunrise, Florida (Store #85) (the “$2.2 Million Borrowing”) and (ii) our borrowing of $4,300,000 during the third quarter of our fiscal year 2021 from an unrelated third party lender to re-finance our mortgage loan of our property located at 13105 – 13205 Biscayne Boulevard, North Miami, Florida (Store #20).

Income Taxes. Income tax for the twenty-six weeks ended April 2, 2022 was an expense of $500,000, as compared to an expense of $529,000 for the twenty-six weeks ended April 3, 2021.

Net Income. Net income for the twenty-six weeks ended April 2, 2022 decreased $1,443,000 or 21.46% to $5,281,000 from $6,724,000 for the twenty-six weeks ended April 3, 2021 due primarily to the relatively greater income attributable to the forgiveness of debt of certain of our PPP Loans during the twenty-six weeks ended April 3, 2021 as compared to the income attributable to the forgiveness of debt of certain of our 2nd PPP Loans during the twenty-six weeks ended April 2, 2022 and higher food costs and overall increased expenses during the twenty-six weeks ended April 2, 2022, partially offset by increased revenue at our retail package liquor stores and restaurants during the twenty-six weeks ended April 2, 2022 and the Recent Price Increases. As a percentage of revenue, net income for the twenty-six weeks ended April 2, 2022 is 6.79%, as compared to 10.23% in the twenty-six weeks ended April 3, 2021.

Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders. Net income attributable to stockholders for the twenty-six weeks ended April 2, 2022 decreased $7,000 or 0.22% to $3,224,000 from $3,231,000 for the twenty-six weeks ended April 3, 2021 due primarily to increased revenue at our retail package liquor stores and restaurants during the twenty-six weeks ended April 2, 2022 and the Recent Price Increases, partially offset by higher food costs and overall expenses. During the twenty-six weeks ended April 2, 2022, due to losses attributable to the 2022 Sunrise Restaurant and a lesser extent the 2022 Miramar Restaurant, there was less of a gain attributable to the noncontrolling interests as compared to a gain for the twenty-six weeks ended April 3, 2021 which contributes to the net income attributable to Flanigan’s Enterprises, Inc. Stockholders for the twenty-six weeks ended April 2, 2022. As a percentage of revenue, net income attributable to stockholders for the thirteen weeks ended April 2, 2022 is 4.15%, as compared to 4.92% for the twenty-six weeks ended April 3, 2021.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to advance pre-opening costs, including but not limited to pre-opening rent for the new locations. During the twenty-six weeks ended April 2, 2022, we opened one new restaurant location in Sunrise, Florida for business as a new “Flanigan’s” and a second new restaurant location in Miramar, Florida in the development stage, to house a new “Flanigan’s”. Rent for the new restaurant location in Miramar, Florida commenced during the second quarter of our fiscal year 2022.

Index

Menu Price Increases and Trends

During the twenty-six weeks ended April 2, 2022, we increased menu prices for our food offerings (effective October 3, 2021 and December 19, 2021, respectively) to target an aggregate increase to our food revenues of approximately 8.83% annually and we increased menu prices for our bar offerings (effective December 12, 2021) to target an increase to our bar revenues of approximately 7.80% annually to offset higher food and liquor costs and higher overall expenses. Prior to these increases, we previously raised menu prices in the third quarter of our fiscal year 2021.

COVID-19 has and will continue to materially and adversely affect our restaurant business for what may be a prolonged period of time. This damage and disruption has resulted from events and factors that were impossible for us to predict and are beyond our control. As a result, COVID-19 has materially adversely affected our results of operations for our fiscal year 2021, as well as the twenty-six weeks ended April 2, 2022 and will, in all likelihood, impact our results of operations, liquidity and/or financial condition throughout our fiscal year 2022. The extent to which our restaurant business may be adversely impacted and its effect on our operations, liquidity and/or financial condition cannot be accurately predicted.

Liquidity and Capital Resources

We fund our operations through cash from operations and borrowings from third parties. As of April 2, 2022, we had cash of approximately $40,666,000, an increase of $7,990,000 from our cash balance of $32,676,000 as of October 2, 2021. During the twenty-six weeks ended April 2, 2022, we generated proceeds from the closing of the sale, in a private offering, of limited partnership interests in (i) CIC Investors #85, Ltd., the limited partnership which owns and operates the 2022 Sunrise Restaurant, of $5,000,000, of which we invested $370,000 and (ii) CIC Investors #25, Ltd., the limited partnership which owns and is developing the “Flanigan’s” restaurant located at 11225 Miramar Parkway, Suite 250, Miramar, Florida 33025 of $4,000,000. Capital raised from private investors in the private offerings is credited to sale of noncontrolling interests in our Statements of Stockholders’ Equity.

During the second quarter of our fiscal year 2021, certain of the entities owning the limited partnership stores (the “LP’s”), as well as the store we manage but do not own (the “Managed Store”) (collectively, the “Borrowers”), applied for and received loans from an unrelated third party lender (the “Lender”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $3.98 million (the “2nd PPP Loans”), of which approximately: (i) $3.46 million was loaned to six (6) of the LP’s; and (ii) $0.52 million was loaned to the Managed Store. During first quarter of our fiscal year 2022, we applied for forgiveness for all PPP Loans, including the Managed Store, and as of April 2, 2022, the entire amount of principal and accrued interest was forgiven under the 2nd PPP Loans. During the third quarter of our fiscal year 2021, we generated net proceeds of $2.8 million from the re-finance of our mortgage loan encumbering the real property and improvements located at 13105 – 13205 Biscayne Boulevard, North Miami, Florida where our Flanigan’s Seafood Bar and Grill restaurant and Big Daddy’s Liquors retail package liquor store operate (Store #20) with an unrelated third-party lender, increasing the principal amount borrowed from $1.5 million to $4.3 million. During the second quarter of our fiscal year 2021, we closed on the purchase of the real property and improvements located at 14301 West Sunrise Boulevard, Sunrise, Florida where we are developing a “Flanigan’s Seafood Bar and Grill” restaurant (Store #85) for $4,800,000. We financed this acquisition with a loan from an unrelated third-party lender in the principal amount of $2.2 million and paid cash for the balance. During the first quarter of our fiscal year 2021, we closed on the purchase of the real property and improvements located at 5450 N. State Road 7, North Lauderdale, Florida where we operate a combination “Flanigan’s Seafood Bar and Grill” restaurant and “Big Daddy’s Liquors” package liquor store (Store #40) and paid $1,200,000 cash at closing.

Notwithstanding the negative effects of COVID 19 on our operations, we believe that our current cash availability from our cash on hand, positive cash flow from operations and borrowed funds will be sufficient to fund our operations and planned capital expenditures for at least the next twelve months.

Index

Cash Flows

The following table is a summary of our cash flows for the twenty-six weeks ended April 2, 2022 and April 3, 2021.

	---------Twenty-Six Weeks Ended--------
	April 2, 2022	April 3, 2021
	(in Thousands)

Net cash provided by operating activities	$7,225	$7,092
Net cash provided by (used in) investing activities	(4,574)	(5,493)
Net cash provided by (used in) financing activities	5,339	1,107

Net Increase in Cash and Cash Equivalents	7,990	2,706

Cash and Cash Equivalents, Beginning	32,676	29,922

Cash and Cash Equivalents, Ending	$40,666	$32,628

During the twenty-six weeks ended April 2, 2022, our Board of Directors declared a cash dividend of $1.00 per share to shareholders of record on March 31, 2022 and payable on April 19, 2022. During the twenty-six weeks ended April 3, 2021, we did not declare or pay a cash dividend on our capital stock. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During the twenty-six weeks ended April 2, 2022, we acquired property and equipment and construction in progress of $4,111,000, (of which $353,000 was deposits recorded in other assets as of October 2, 2021 and $331,000 was construction in progress in accounts payable), including $717,000 for renovations to three (3) existing limited partnership owned restaurants and $82,000 (1) Company owned restaurants. During the twenty-six weeks ended April 3, 2021, we acquired property, plant and equipment and construction in progress of $7,251,000, (of which $58,000 was for the purchase of a vehicle for debt; of which $2,200,000 was for the purchase of real property for debt; $14,000 was deposits recorded in other assets and $18,000 was purchase deposits transferred to construction in process as of October 3, 2020), which amount included $23,000 for the renovation to one (1) existing limited partnership restaurants and $364,000 for renovations to five (5) Company owned restaurants.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2022 will be approximately $1,000,000, excluding construction/renovations to Store #19 (our combination package liquor store and restaurant which is being rebuilt due to damages caused by a fire), Store #85 (our Sunrise, Florida restaurant location opened for business during the twenty-six weeks ended April 2, 2022), Store #24 (our Miramar, Florida package store location in development) and Store #25 (our Miramar, Florida restaurant location in development), which funds will be provided from operations, subject to reimbursement of all or a part of the cost of construction/renovations through the proceeds generated from the closing of the private offerings for the limited partnerships which own Store #85 and Store #25.

Index

Long Term Debt

As of April 2, 2022, we had long term debt of $18,787,000, as compared to $22,115,000 as of October 2, 2021. Our long term debt decreased as of April 2, 2022 as compared to October 2, 2021 due to the forgiveness of all principal and accrued interest of the 2nd PPP Loans, partially offset by $1,861,000 for financed insurance premiums, less any payments made on account thereof. As of April 2, 2022, we are in compliance with the covenants of all loans with our lender.

As of April 2, 2022, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $1,527,000, excluding coverage for our franchises, (of approximately $408,000), which are not included in our consolidated financial statements.

Construction Contracts

(a) 7990 Davie Road Extension, Hollywood, Florida (Store #19 – “Big Daddy’s Wine & Liquors”)

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work at this location totaling $1,618,000, (i) to connect the real property where this restaurant operated (Store #19) to city sewer and (ii) to construct a new building on the adjacent parcel of real property for the operation of a package liquor store. Through the twenty-six weeks ended April 2, 2022, we agreed to change orders to the agreement for additional construction services increasing the total contract price by $624,000 to $2,242,000, of which $1,951,000 of the total amount obligated has been paid through April 2, 2022 and an additional $-0- has been paid subsequent to the end of the twenty-six weeks of ended April 2, 2022 through the date of filing this quarterly report.

(b) 2505 N. University Drive, Hollywood, Florida (Store #19 – “Flanigan’s”)

During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor to re-build our restaurant at this location totaling $2,515,000, of which $226,000 has been paid subsequent to the end of the second quarter of our fiscal year 2022 through the date of filing of this quarterly report.

(c) 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85)

During the fourth quarter of our fiscal year 2020, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,236,000 and through the second quarter our fiscal year 2022 we agreed to change orders to the agreement for additional interior renovations increasing the total contract price by $215,000 to $1,451,000, which has been paid in full by the end of the second quarter of our fiscal year 2022.

(d) 11225 Miramar Parkway, #250, Miramar, Florida

(“Flanigan’s”)

During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,421,000, of which $-0- has been paid through April 2, 2022 and $180,000 has been paid subsequent to the end of the twenty-six weeks ended April 2, 2022 through the date of filing of this quarterly report.

(e) 11225 Miramar Parkway, #245, Miramar, Florida (“Big Daddy’s Wine and Liquors”)

During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $317,000, of which $93,000 has been paid through April 2, 2022 and $-0- has been paid subsequent to the end of the twenty-six weeks ended April 2, 2022 through the date of filing of this quarterly report.

Index

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital as of our fiscal quarter ended April 2, 2022 and our fiscal year ended October 2, 2021.

Item	April 2, 2022	Oct. 2, 2021
	(in Thousands)

Current Assets	$49,576	$39,790
Current Liabilities	26,380	20,223
Working Capital	$23,196	$19,567

Our working capital increased during our fiscal quarter ended April 2, 2022 from our working capital as of October 2, 2021 primarily due to capital raises of two (2) limited partnership offerings totaling $8,595,000.

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

Inflation

The primary inflationary factors affecting our operations are food, beverage and labor costs. A large number of restaurant personnel are paid at rates based upon applicable minimum wage and increases in minimum wage directly affect labor costs. Inflation is having a material impact on our operating results, especially rising food, fuel and labor costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of April 2, 2022 held no equity securities.

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

Index

At April 2, 2022, we had two variable rate debt instruments outstanding that are impacted by changes in interest rates. The interest rate of both variable rate debt instruments is equal to the lender’s LIBOR Rate plus two and one-quarter percent (2.25%) per annum. The debt instruments further provide that the “LIBOR Rate” is a rate of interest equal to the British Bankers Association LIBOR Rate or successor thereto approved by the lender if the British Bankers Association is no longer making a LIBOR rate available. In January 2013, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”). In December 2016, we closed on a secured revolving line of credit which entitled us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”), which on December 28, 2017 converted to a term loan (the “Term Loan”).

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third-party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following two (2) interest rate swap agreements:

(i)        The first interest rate swap agreement entered into in January 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at April 2, 2022, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(ii)        The second interest rate swap agreement entered into in December 2016 and became effective December 28, 2017, relates to the Term Loan (the “Term Loan Swap”). The Term Loan Swap requires us to pay interest for a five (5) year period at a fixed rate of 4.61% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at April 2, 2022, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

Our institutional lender has informed us that beginning April 2, 2022 despite it no longer using LIBOR to originate, renew or modify loans, LIBOR will continue to be used until June 30, 2023 in connection with our two interest rate swap agreements. Since all amounts due under the $1.405M Loan and the Term Loan are due and payable on January 23, 2023 and December 28, 2022, respectively. The discontinuance of LIBOR is not expected to have any impact on us.

At April 2, 2022, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

Index

As of April 2, 2022, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934). Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of April 2, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the twenty-six weeks ended April 2, 2022 and April 3, 2021, we did not purchase any shares of our common stock. As of April 2, 2022, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

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

FLANIGAN'S ENTERPRISES, INC.

Date: May 24, 2022	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)