Form 10-Q
period 2022-07-02
FLANIGANS ENTERPRISES INC
filed 2022-08-16
CIK 12040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 1-6836

FLANIGAN'S ENTERPRISES, INC

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

Yes ☐ No ☒

On August 16, 2022, 1,858,647 shares of Common Stock, $0.10 par value per share, were outstanding.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

LIST XBRL DOCUMENTS

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and earnings per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

REVENUES:
Restaurant food sales	$25,574	$23,484	$72,554	$62,501
Restaurant bar sales	6,755	5,617	19,431	15,110
Package store sales	7,626	8,082	24,285	23,923
Franchise related revenues	460	444	1,384	1,252
Rental income	213	250	611	663
Other operating income	47	58	143	223
	40,675	37,935	118,408	103,672

COSTS AND EXPENSES:
Cost of merchandise sold:
Restaurant and lounges	11,870	9,964	33,577	25,948
Package goods	5,630	5,911	17,839	17,430
Payroll and related costs	12,798	12,548	37,065	32,475
Occupancy costs	1,777	1,651	5,190	5,059
Selling, general and administrative expenses	6,517	5,252	20,039	16,088
	38,592	35,326	113,710	97,000
Income from Operations	2,083	2,609	4,698	6,672

OTHER INCOME (EXPENSE):
Interest expense	(177)	(210)	(547)	(737)
Interest and other income	80	14	117	45
Gain on forgiveness of debt	—	6,483	3,488	10,136
Gain on sale of property and equipment	—	—	11	33
	(97)	6,287	3,069	9,477

Income before Provision for Income Taxes	1,986	8,896	7,767	16,149

Provision for Income Taxes	(22)	(475)	(522)	(1,004)

Net Income	1,964	8,421	7,245	15,145

Less: Net income attributable to noncontrolling interests	(129)	(1,222)	(2,186)	(4,715)

Net Income attributable to Flanigan’s Enterprises, Inc. stockholders	$1,835	$7,199	$5,059	$10,430

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

(Continued)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021

Net Income Per Common Share:
Basic and Diluted	$0.99	$3.87	$2.72	$5.61

Weighted Average Shares and Equivalent Shares Outstanding
Basic and Diluted	1,858,647	1,858,647	1,858,647	1,858,647

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 2, 2022 (UNAUDITED) AND OCTOBER 2, 2021

(in thousands, except share and per share amounts)

ASSETS

	July 2, 2022	October 2, 2021

CURRENT ASSETS:

Cash and cash equivalents	$35,659	$32,676
Prepaid income taxes	170	139
Other receivables	432	450
Inventories	5,525	4,283
Prepaid expenses	3,534	2,242

Total Current Assets	45,320	39,790

Property and Equipment, Net	55,859	51,441
Construction in Progress	5,797	5,445
	61,656	56,886

Right-of-use assets, operating leases	30,122	28,559

Investment in Limited Partnerships	310	1,122

OTHER ASSETS:

Liquor licenses	822	822
Leasehold interests, net	91	118
Other	1,088	705

Total Other Assets	2,001	1,645

Total Assets	$139,409	$128,002

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 2, 2022 (UNAUDITED) AND OCTOBER 2, 2021

(in thousands, except share and per share amounts)

(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	July 2, 2022	October 2, 2021

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$10,867	$9,770
Due to franchisees	5,295	4,478
Current portion of long-term debt	2,995	2,555
Operating lease liability, current	2,219	2,009
Deferred revenue	1,556	1,411

Total Current Liabilities	22,932	20,223

Long-Term Debt, Net of Current Portion	14,778	19,560

Operating lease liabilities, non-current	28,854	27,183
Deferred tax liabilities	493	406
Total Liabilities	67,057	67,372

COMMITMENTS AND CONTINGENCIES

Equity:
Flanigan’s Enterprises, Inc. Stockholders’ Equity
Common stock, $.10 par value, 5,000,000 shares authorized; 4,197,642 shares issued	420	420
Capital in excess of par value	6,240	6,240
Retained earnings	53,833	50,632
Treasury stock, at cost, 2,338,995 shares	(6,077)	(6,077)
Total Flanigan’s Enterprises, Inc. stockholders’ equity	54,416	51,215
Noncontrolling interests	17,936	9,415
Total stockholders’ equity	72,352	60,630

Total liabilities and stockholders’ equity	$139,409	$128,002

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THIRTY-NINE WEEKS ENDED JULY 2, 2022 AND JULY 3, 2021

			Capital in
	Common Stock		Excess of	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, October, 2020	4,197,642	$420	$6,240	$38,848	2,338,995	$(6,077)	$6,125	$45,556

Net income	—	—	—	780	—	—	252	1,032
Distributions to noncontrolling interests	—	—	—	—	—	—	(242)	(242)

Balance, January 2, 2021	4,197,642	$420	$6,240	$39,628	2,338,995	$(6,077)	$6,135	$46,346

Net income	—	—	—	2,451	—	—	3,241	5,692
Distributions to noncontrolling interests	—	—	—	—	—	—	(483)	(483)

Balance, April 3, 2021	4,197,642	$420	$6,240	$42,079	2,338,995	$(6,077)	$8,893	$51,555

Net income (Loss)	—	—	—	7,199	—	—	1,222	8,421
Distributions to noncontrolling interests	—	—	—	—	—	—	(483)	(483)

Balance, July 3, 2021	4,197,642	$420	$6,240	$49,278	2,338,995	$(6,077)	$9,632	$59,493

			Capital in
	Common Stock		Excess of	Retained	Treasury Stock		Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, October 2, 2021	4,197,642	$420	$6,240	$50,632	2,338,995	$(6,077)	$9,415	$60,630

Net income	—	—	—	1,564	—	—	2,374	3,938
Distributions to noncontrolling interests	—	—	—	—	—	—	(757)	(757)

Balance, January 1, 2022	4,197,642	$420	$6,240	$52,196	2,338,995	$(6,077)	$11,032	$63,811

Net income	—	—	—	1,660	—	—	(317)	1,343
Distributions to noncontrolling interests	—	—	—	—	—	—	(757)	(757)
Sale of minority interest	—	—	—	—	—	—	8,630	8,630

Balance, April 2, 2022	4,197,642	$420	$6,240	$53,856	2,338,995	$(6,077)	$18,588	$73,027

Net income	—	—	—	1,835	—	—	129	1,964
Distributions to noncontrolling interests	—	—	—	—	—	—	(781)	(781)
Dividends paid	—	—	—	(1,858)	—	—	—	(1,858)

Balance, July 2, 2022	4,197,642	$420	$6,240	$53,833	2,338,995	$(6,077)	$17,936	$72,352

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JULY 2, 2022 AND JULY 3, 2021

(in thousands)

	July 2, 2022	July 3, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$7,245	$15,145
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,182	2,241
Amortization of leasehold interests	27	65
Amortization of finance lease right-of-use asset	—	198
Amortization of operating lease right-of-use asset	1,772	1,785
Gain on forgiveness of PPP loans	(3,488)	(10,036)
Finance lease interest expense	—	109
Gain on sale of property and equipment	(11)	(33)
Loss on abandonment of property and equipment	13	23
Amortization of deferred loan costs	26	66
Deferred income taxes	87	708
Organizational costs	35	—
Income from unconsolidated limited partnership	(24)	(127)
Deferred revenue	145	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Other receivables	18	297
Prepaid income taxes	(31)	(75)
Inventories	(1,242)	(785)
Prepaid expenses	738	893
Other assets	(217)	(5)
Increase (decrease) in:
Accounts payable and accrued expenses	1,187	2,146
Operating lease liabilities	(1,454)	(2,564)
Due to franchisees	817	1,572
Net cash and cash equivalents provided by operating activities	7,825	11,523

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(3,292)	(4,759)
Purchase of construction in progress	(2,521)	(2,634)
Deposits on property and equipment	(698)	(509)
Purchase of liquor license	—	(192)
Proceeds from sale of property and equipment	43	75
Distributions from unconsolidated limited partnership	24	20
Business acquisition	(75)	—
Investment in limited partnership	—	(375)
Net cash and cash equivalents used in investing activities	(6,519)	(8,374)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JULY 2, 2022 AND JULY 3, 2021

(in thousands)

(Continued)

	July 2, 2022	July 3, 2021

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of long-term debt	(2,765)	(3,237)
Deferred loan costs	—	(56)
Proceeds from PPP loans	—	3,464
Proceeds from noncontrolling interest offering	8,595	—
Principal payments on finance leases	—	(81)
Distributions to limited partnerships noncontrolling interests	(2,295)	(1,208)
Dividends paid	(1,858)	—

Net cash and cash equivalents provided by (used in) financing activities	1,677	(1,118)

Net Increase in Cash and Cash Equivalents	2,983	2,031

Beginning of Period	32,676	29,922

End of Period	$35,659	$31,953

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for:
Interest	$547	$737
Income taxes	$466	$371

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,858	$1,429
Purchase deposits transferred to property, plant and equipment	$50	$14
Purchase deposits transferred to CIP	$512	$18
CIP capitalized to property, plant and equipment	$3,258	$—
CIP in accounts payable	$577	$—
Operating lease liabilities arising from right-of-use asset	$3,335	$6,166
Purchase of vehicle in exchange for debt	$—	$58
Purchase of property in exchange for debt	$—	$2,200

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FLANIGAN’S ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED

JULY 2, 2022 AND JULY 3, 2021

(1) BASIS OF PRESENTATION:

The accompanying condensed consolidated financial information for the periods ended July 2, 2022 and July 3, 2021 are unaudited. Financial information as of October 2, 2021 has been derived from the audited financial statements of Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries, (the “Company”, “we”, “our”, “ours” and “us” as the context requires), but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 2, 2021. The accompanying condensed consolidated balance sheet as of October 2, 2021 has been derived from those Consolidated Financial Statements. Operating results for interim periods are not necessarily indicative of results to be expected for a full year.

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

These condensed consolidated financial statements include estimates relating to loyalty reward programs. The estimates are reviewed periodically and the effects of any revisions are reflected in the financial statements in the period they are deemed to be necessary.

The condensed consolidated financial statements include estimates relating to the calculation of incremental borrowing rates and length of leases associated with right-of-use assets and corresponding liabilities.

Although these estimates are based on management’s knowledge of current events and actions it may take in the future, they may ultimately differ from actual results.

(2) EARNINGS PER SHARE:

We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 260 - “Earnings per Share”. This guidance provides for the calculation of basic and diluted earnings per share. The data on Page 2 shows the amounts used in computing earnings per share and the effects on income. As of July 2, 2022 and July 3, 2021, no stock options or other potentially dilutive securities were outstanding.

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Adopted

There are no accounting pronouncements that we have recently adopted.

Index

(3) RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS: (Continued)

Recently Issued

The FASB issued guidance, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This accounting standards update provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. LIBOR rates will be published until June 30, 2023 and all principal and interest of the $1.405M Loan will be due in full on January 23, 2023 and all principal and interest of the Term Loan will be fully amortized and is anticipated to be paid in full as of December 28, 2022 so the discontinuance of LIBOR rates in not expected to have any impact on us.

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

(5) PRIVATE OFFERINGS:

CIC Investors #85, Ltd. (Flanigan’s, Sunrise, Florida)

On February 15, 2022, a Florida limited partnership (CIC Investor #85, Ltd.) in which the Company serves as general partner, completed a private placement of 1,000 Units of limited partnership interests at $5,000 per Unit for proceeds of $5,000,000, 74 Units of which ($370,000) were purchased by the Company upon the same terms and conditions as all other investors. The proceeds of the private placement are intended to be used to satisfy (including reimbursement to us for advances we have made), build-out and renovation expenses and the purchase of such furniture, fixtures and equipment necessary for operation of our Sunrise, Florida restaurant under the service mark "Flanigan's", which commenced operations on March 22, 2022. Capital raised from private investors is credited to sale of noncontrolling interests in our Statements of Stockholders' Equity.

Under ASC 810, Consolidation, the Company, which is the entity issuing financial statements, is required to consolidate CIC Investors #85, Ltd. as we have a controlling interest in CIC Investors #85, Ltd. as general partner, although the Company only has a 7.40% ownership.

Index

CIC Investor #25, Ltd. (Flanigan’s, Miramar, Florida)

On February 15, 2022, a Florida limited partnership (CIC Investors #25, Ltd.) in which the Company serves as general partner, completed a private placement of 800 Units of limited partnership interests at $5,000 per Unit for gross proceeds of $4,000,000. No units of limited partnership interest were purchased by the Company. The proceeds of the private placement are intended to be used to satisfy (including reimbursement to us for advances we have made), build-out and renovation expenses and the purchase of such furniture, fixtures and equipment necessary for operation of our Miramar, Florida restaurant under the service mark "Flanigan's", which we believe will commence operations in January, 2023. Capital raised from private investors is credited to sale of noncontrolling interests in our Statements of Stockholders' Equity.

Under ASC 810, Consolidation, the Company, which is the entity issuing financial statements, is required to consolidate CIC Investors #25, Ltd. as we have a controlling interest in CIC Investors #25, Ltd. as general partner, although the Company has no direct ownership.

(6) EXECUTION OF LEASE FOR NEW LOCATION; BUSINESS ACQUISITION OF “BRENDAN’S SPORTS PUB”:

Lease

Pompano Beach, Florida (Brendan’s Sports Pub)

During the third quarter of our fiscal year 2022, we entered into a Lease (the “Lease”) with a non-affiliated third party from whom we rented approximately 3,556 square feet of commercial space located at 868 South Federal Highway, Pompano Beach, Florida, from where we will begin to operate the existing “Brendan’s Sports Pub” business (Store #30), the assets of which we simultaneously purchased. The term of the lease is for fifty (50) years, triple net to the landlord with fixed rent of $78,000 per year, with two (2%) percent annual increases commencing in year five.

Acquisition

Brendan’s Sports Pub, Pompano Beach, Florida

During the third quarter of our fiscal year 2022 and simultaneously with the execution of the Lease, we acquired a business known as “Brendan’s Sports Pub” located at 868 South Federal Highway, Pompano Beach, Florida for a purchase price of $75,000, including but not limited to the furniture, fixtures, equipment and service mark, “Brendan’s Sports Pub”, but excluding the 4 COP quota liquor license used in the operation of the business. We did not assume any obligations of the business.

(7) DEBT:

Financed Insurance Premiums

During the thirty-nine weeks ended July 2, 2022, we financed the premiums on the following property, general liability, excess liability and terrorist policies, totaling approximately $2.54 million, which property, general liability, excess liability and terrorist insurance includes coverage for our franchises which are not included in our consolidated financial statements:

(i)For the policy year beginning December 30, 2021, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers. The one (1) year general liability insurance premium is in the amount of $467,000;

Index

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

(v)For the policy year beginning December 30, 2021, our excess liability insurance are two (2) one (1) year policies. The aggregate one (1) year excess liability insurance premiums are in the amount of $576,000;

(vi)For the policy year beginning December 30, 2021, our terrorist insurance is a one (1) year policy. The one (1) year terrorist insurance premium is in the amount of $8,900; and

(vii)For the policy year beginning December 30, 2021, our equipment breakdown insurance is a one (1) year policy. The one (1) year equipment breakdown insurance premium is in the amount of $6,800.

Of the $2,542,000 annual premium amounts, which includes coverage for our franchises which are not included in our consolidated financial statements, we financed $2,328,000 through an unaffiliated third party lender. The finance agreement obligates us to repay the amounts financed together with interest at the rate of 2.55% per annum, over 11 months, with monthly payments of principal and interest of $215,000. The finance agreement is secured by a first priority security interest in all insurance policies, all unearned premium, return premiums, dividend payments and loss payments thereof.

As of July 2, 2022, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $1,015,000, excluding coverage for our franchises, (of approximately $272,000), which are not included in our consolidated financial statements.

(8) COMMITMENTS AND CONTINGENCIES:

Construction Contracts

a. 7990 Davie Road Extension, Hollywood, Florida (Store #19 – “Big Daddy’s Wine & Liquors”)

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work at this location totaling $1,618,000, (i) to connect the real property where this restaurant operated (Store #19) to city sewer and (ii) to construct a new building on the adjacent parcel of real property for the operation of a package liquor store. During our fiscal years 2020 and 2021, we agreed to change orders to the agreement for additional construction services increasing the total contract price by $624,000 to $2,242,000, of which $1,951,000 has been paid through July 2, 2022 and $-0- has been paid subsequent to the end of the third quarter of our fiscal year 2022 through the date of filing of this quarterly report.

Index

b. 2505 N. University Drive, Hollywood, Florida (Store #19 – “Flanigan’s”)

During the third quarter of our fiscal year 2019, we entered into an agreement with an unaffiliated third party architect for design and development services totaling $77,000 for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), which has been closed since October 2, 2018 due to damages caused by a fire, of which $62,000 has been paid. During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor to re-build our restaurant at this location for $2,515,000, of which $226,000 has been paid through July 2, 2022 and $-0- has been paid subsequent to the end of the third quarter of our fiscal year 2022 through the date of filing of this quarterly report.

c. 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85 – “Flanigan’s”)

During the third quarter of our fiscal year 2019, we entered into an agreement with an unaffiliated third party design group for design and development services of our new location at 14301 W. Sunrise Boulevard, Sunrise, Florida 33323 (Store #85) for a total contract price of $122,000. During our fiscal year 2020, we agreed upon amendments to the $122,000 Contract for additional design and development services which had the effect of increasing the total contract price by $18,000 to $140,000, of which $131,000 has been paid through July 2, 2022. Additionally, during the fourth quarter of our fiscal year 2020, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,236,000 and through the third quarter our fiscal year 2022 we agreed to change orders to the agreement for additional interior renovations increasing the total contract price by $215,000 to $1,451,000, which has been paid in full by the end of the third quarter of our fiscal year 2022. During the second quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for exterior renovations at this location totaling $343,000 and through the third quarter our fiscal year 2022 we agreed to change orders to the agreement for additional interior renovations increasing the total contract price by $45,000 to $388,000, of which $316,000 has been paid through July 2, 2022 and $-0- has been paid subsequent to the end of the third quarter of our fiscal year 2022 through the date of filing of this quarterly report.

d. Miramar, Florida (Store #25 - “Flanigan’s”)

During the second quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,421,000, and through the third quarter our fiscal year 2022 we agreed to change orders to the agreement increasing the total contract price by $9,000 to $1,430,000 of which $180,000 has been paid through July 2, 2022 and $268,000, has been paid subsequent to the end of the third quarter of our fiscal year 2022 through the date of filing of this quarterly report.

e. Miramar, Florida (Store #24 - “Big Daddy’s Wine and Liquors”)

During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $317,000, and through the third quarter our fiscal year 2022 we agreed to change orders to the agreement increasing the total contract price by $18,000 to $335,000 of which $254,000 has been paid through July 2, 2022 and $-0- has been paid subsequent to the end of the third quarter of our fiscal year 2022 through the date of filing of this quarterly report.

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

Following adoption of ASC 842 during our fiscal year ended October 3, 2020, common area maintenance and property taxes are not considered to be lease components.

The components of lease expense are as follows:

	13 Weeks	13 Weeks
	Ended July 2, 2022	Ended July 3, 2021
Operating Lease Expense, which is included in occupancy costs	$935,000	$842,000

	39 Weeks	39 Weeks
	Ended July 2, 2022	Ended July 3, 2021
Finance Lease Amortization	$—	$198,000
Finance Lease Expense, which is included in interest expense	—	109,000
Operating Lease Expense, which is included in occupancy costs	2,769,000	2,709,000
	$2,769,000	$3,016,000

Supplemental balance sheet information related to leases as follows:

Classification on the Condensed Consolidated Balance Sheet	July 2, 2022	October 2, 2021

Assets
Operating lease assets	$30,122,000	$28,559,000

Liabilities
Operating current liabilities	2,219,000	2,009,000
Operating lease non-current liabilities	$28,854,000	$27,183,000

Weighted Average Remaining Lease Term:
Operating leases	11.06 Years	8.93 Years

Weighted Average Discount:
Operating leases	4.75%	4.62%

For fiscal year 2022	Operating
2022 (three (3) months to October 1, 2022)	$870,000
2023	3,579,000
2024	3,622,000
2025	3,615,000
2026	3,450,000
Thereafter	28,546,000

Total lease payments
(Undiscounted cash flows)	43,682,000
Less imputed interest	(12,609,000)
Total	$31,073,000

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

(9) CORONAVIRUS PANDEMIC

In March 2020, a novel strain of coronavirus was declared a global pandemic and a National Public Health Emergency. The novel coronavirus pandemic and related “shelter-in- place” orders and other governmental mandates relating thereto (collectively, “COVID-19”) adversely affected and will, in all likelihood continue to adversely affect, our restaurant operations and financial results for the foreseeable future.

During the second quarter of our fiscal year 2021, certain of the entities owning the limited partnership stores (the “LP’s”), as well as the store we manage but do not own (the “Managed Store”), applied for and received loans from an unrelated third party lender pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $3.98 million, (the “2ndPPP Loans”), of which approximately: (i) $3.35 million was loaned to six of the LP’s; and (ii) $0.63 million was loaned to the Managed Store. The 2ndPPP Loan to the Managed Store is not included in our consolidated financial statements. During the first quarter of our fiscal year 2022, we applied for and received forgiveness of the entire amount of principal and accrued interest for all 2ndPPP Loans, including the Managed Store.

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

(10) BUSINESS SEGMENTS:

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for the thirteen weeks and thirty-nine weeks ended July 2, 2022 and July 3, 2021, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expenses and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

Index

	(in thousands)
	Thirteen Weeks Ended July 2, 2022	Thirteen Weeks Ended July 3, 2021
Operating Revenues:
Restaurants	$32,329	$29,101
Package stores	7,626	8,082
Other revenues	720	752
Total operating revenues	$40,675	$37,935

Income (Loss) from Operations Reconciled to Income (Loss) After Income Taxes and Net Income (Loss) Attributable to Noncontrolling Interests
Restaurants	$1,953	$3,724
Package stores	705	801
	2,658	4,525
Corporate expenses, net of other revenues	(575)	(1,916)
Income from operations	2,083	2,609
Interest expense	(177)	(210)
Interest and other income	80	14
Gain on forgiveness of PPP Loans	-	6,483
Income Before for Income Taxes	$1,986	$8,896
Provision for Income Taxes	(22)	(475)
Net Income	1,964	8,421
Net Income Attributable to Noncontrolling Interests	(129)	(1,222)
Net Income Attributable to Flanigan’s Enterprises, Inc.
Stockholders	$1,835	$7,199

Depreciation and Amortization:
Restaurants	$607	$585
Package stores	79	85
	686	670
Corporate	102	100
Total Depreciation and Amortization	$788	$770

Capital Expenditures:
Restaurants	$1,542	$1,353
Package stores	450	401
	1,992	1,754
Corporate	210	678
Total Capital Expenditures	$2,202	$2,432

Index

	Thirty-Nine Weeks Ended July 2, 2022	Thirty-Nine Weeks Ended July 3, 2021
Operating Revenues:
Restaurants	$91,985	$77,611
Package stores	24,285	23,923
Other revenues	2,138	2,138
Total operating revenues	$118,408	$103,672

Income from Operations Reconciled to Income After Income Taxes and Net Income Attributable to Noncontrolling Interests
Restaurants	$4,005	$6,941
Package stores	2,147	2,251
	6,152	9,192
Corporate expenses, net of other revenues	(1,454)	(2,520)
Income from Operations	4,698	6,672
Interest expense	(547)	(737)
Interest and other income	117	45
Gain on forgiveness of PPP Loans	3,488	10,136
Gain on sale of property and equipment	11	33
Income Before for Income Taxes	$7,767	$16,149
Provision for Income Taxes	(522)	(1,004)
Net Income	7,245	15,145
Net Income Attributable to Noncontrolling Interests	(2,186)	(4,715)
Net Income Attributable to Flanigan’s Enterprises, Inc.
Stockholders	$5,059	$10,430

Depreciation and Amortization:
Restaurants	1,670	1,756
Package stores	237	261
	1,907	2,017
Corporate	302	289
Total Depreciation and Amortization	$2,209	$2,306

Capital Expenditures:
Restaurants	$4,466	$7,640
Package stores	1,845	683
	6,311	8,323
Corporate	686	1,360
Total Capital Expenditures	$6,997	$9,683

	July 2,	October 2,
	2022	2021
Identifiable Assets:
Restaurants	$73,057	$67,978
Package store	19,435	15,563
	92,492	83,631
Corporate	46,917	44,371
Consolidated Totals	$139,409	$128,002

Index

(11) SUBSEQUENT EVENTS:

PURCHASE OF 4 COP LIQUOR LICENSE:

During the third quarter of our fiscal year 2022, we entered into an agreement to purchase a 4 COP quota liquor license for Broward County, Florida from an unrelated third party for $445,000 and closed on such purchase subsequent to the end of the third quarter of our fiscal year 2022. The liquor license is currently inactive, but we intend to use it in connection with the operation of the package liquor store we are developing in Miramar, Florida. The 4 COP quota liquor license for Broward County, Florida which we purchased during the third quarter of our fiscal year 2021 and was inactive, was transferred for use in our operation of “Brendan’s Sports Pub”.

RE-FINANCING OF EXISTING MORTGAGE

Subsequent to the end of the third quarter of our fiscal year 2022, we requested and received an advance of $697,000 from the payee of an entity controlled by a member of our Board of Directors, which holds a mortgage note in the original principal amount of $1,000,000 (the “$1,000,000 Note”), resulting in a principal amount outstanding thereunder of $1,100,000 as of August 1, 2022. Our repayment obligations under the $1,000,000 Note continue to be secured by a first mortgage on the real property and improvements where our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida operates. The terms of the $1,000,000 Note are that it bears interest at 6% annually, (increased from 5% annually), is amortizable over 15 years with monthly installments of principal and interest of approximately $9,300 required to be made and a final balloon payment of approximately $487,000 required to be made August 1, 2032.

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

Index

OVERVIEW

As of July 2, 2022, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries (“we”, “our”, “ours” and “us” as the context requires), (i) operates 30 units, consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurants/package liquor stores. The table below provides information concerning the type (i.e. restaurant, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of July 2, 2022 and as compared to October 2, 2021 and July 3, 2021. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, and “Brendan’s Sports Pub” a restaurant/bar we own, all of the restaurants operate under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”.

Types of Units	July 2, 2022	October 2, 2021	July 3, 2021
Company Owned:
Combination package and restaurant	3	3	3	(1)
Restaurant only, including a sports bar	8	7	7	(2)
Package store only	7	7	7

Company Operated Restaurants Only:
Limited Partnerships	10	8	8	(3)
Franchise	1	1	1
Unrelated Third Party	1	1	1

Total Company Owned/Operated Units	30	27	27
Franchised Units	5	5	5	(4)

Notes:

(1) During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), was damaged by a fire which has caused it to be closed since the first quarter of our fiscal year 2019. Store #19 remains closed through July 2, 2022.

Index

(2) During the third quarter of our fiscal year 2022, we entered into a new lease for the business premises and purchased the assets of a restaurant/bar known as “Brendan’s Sports Pub” located at 868 S. Federal Highway, Pompano Beach, Florida and began operating the location under its current trade name.

(3) During the second quarter of our fiscal year 2022, our limited partnership owned restaurant located at 14301 West Sunrise Boulevard, Sunrise, Florida (Store #85) opened for business in March 2022 (the “2022 Sunrise Restaurant”). Our limited partnership owned restaurant located at 11225 Miramar Parkway #250, Miramar, Florida (Store #25) is expected to open for business in January, 2023 (the “2022 Miramar Restaurant”).

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

Limited Partnership Financial Arrangement: We manage and control the operations of all restaurants owned by limited partnerships, except the Fort Lauderdale, Florida restaurant which is owned by a related franchisee. Accordingly, the results of operations of all limited partnership owned restaurants, except the Fort Lauderdale, Florida restaurant are consolidated into our operations for accounting purposes. The results of operations of the Fort Lauderdale, Florida restaurant are accounted for by us utilizing the equity method of accounting. In general, until the investors’ cash investment in a limited partnership (including any cash invested by us and our affiliates) is returned in full, the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee, with the balance distributed to the investors. Once the investors in the limited partnership have received, in full, amounts equal to their cash invested, an annual management fee is payable to us equal to one-half (½) of cash available to the limited partnership, with the other one half (½) of available cash distributed to the investors (including us and our affiliates). As of July 2, 2022, all limited partnerships, with the exception of the 2022 Sunrise Restaurant, which opened for business in March, 2022 and the 2022 Miramar Restaurant, which we anticipate will open for business in January, 2023, have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill” or “Flanigan’s”.

RESULTS OF OPERATIONS

	-----------------------Thirteen Weeks Ended-----------------------
	July 2, 2022		July 3, 2021
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$25,574	64.01	$23,484	63.16
Restaurant bar sales	6,755	16.91	5,617	15.10
Package store sales	7,626	19.08	8,082	21.74

Total Sales	$39,955	100.00	$37,183	100.00

Franchise related revenues	460		444
Rental income	213		250
Other operating income	47		58

Total Revenue	$40,675		$37,935

Index

	-----------------------Thirty-Nine Weeks Ended-----------------------
	July 2, 2022		July 3, 2021
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$72,554	62.40	$62,501	61.56
Restaurant bar sales	19,431	16.71	15,110	14.88
Package store sales	24,285	20.89	23,923	23.56

Total Sales	$116,270	100.00	$101,534	100.00

Franchise related revenues	1,384		1,252
Rental income	611		663
Other operating income	143		223

Total Revenue	$118,408		$103,672

Comparison of Thirteen Weeks Ended July 2, 2022 and July 3, 2021.

Revenues. Total revenue for the thirteen weeks ended July 2, 2022 increased $2,740,000 or 7.22% to $40,675,000 from $37,935,000 for the thirteen weeks ended July 3, 2021 due primarily to increased package liquor store and restaurant sales, increased menu prices, revenue generated from the opening of our limited partnership owned restaurant in Sunrise, Florida, (Store #85) in March 2022 and the comparatively less adverse effects of COVID-19 on our operations during the thirteen weeks ended July 2, 2022 as compared with the thirteen weeks ended July 3, 2021. Effective October 3, 2021 and then effective December 19, 2021 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 2.38% and 3.34% annually, respectively, to offset higher food costs and higher overall expenses and effective December 12, 2021 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 7.80% annually, (collectively the “Recent Price Increases”). Prior to these increases, we previously raised menu prices in the third quarter of our fiscal year 2021. We expect that the new package liquor store located at 7990 Davie Road Extension, Hollywood, Florida will open for business during our fiscal year 2022 and we expect to generate revenue from it. We do not anticipate that the restaurant located at 2505 N. University Drive, Hollywood, Florida, which has been closed since October, 2018 due to a fire (the “Hollywood restaurant”) or the Miramar Restaurant will open for business during our fiscal year 2022 and accordingly we do not expect to generate any revenue from them.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $25,574,000 for the thirteen weeks ended July 2, 2022 as compared to $23,484,000 for the thirteen weeks ended July 3, 2021. The increase in restaurant food sales for the thirteen weeks ended July 2, 2022 as compared to restaurant food sales during the thirteen weeks ended July 3, 2021 is attributable to menu price increases, restaurant food sales generated from the opening of our limited partnership owned restaurant in Sunrise, Florida, (Store #85) in March 2022 and the comparatively greater adverse effects of COVID-19 on our operations during the thirteen weeks ended July 3, 2021 as compared with the thirteen weeks ended July 2, 2022. Comparable weekly restaurant food sales (for restaurants open for all of the thirteen weeks ended July 2, 2022 and July 3, 2021 respectively, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirteen weeks ended July 2, 2022 and July 3, 2021 due to a fire on October 2, 2018) and eight restaurants owned by affiliated limited partnerships, (excluding Store #85 which opened for business during the second quarter of our fiscal year 2022) was $1,860,000 and $1,789,000 for the thirteen weeks ended July 2, 2022 and July 3, 2021, respectively, an increase of 3.97%. Comparable weekly restaurant food sales for Company owned restaurants only was $931,000 and $893,000 for the thirteen weeks ended July 2, 2022 and July 3, 2021, respectively, an increase of 4.26%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only, (excluding Store #85 which opened for business during the second quarter of our fiscal year 2022), was $930,000 and $896,000 for the thirteen weeks ended July 2, 2022 and July 3, 2021 respectively, an increase of 3.79%.

Index

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $6,755,000 for the thirteen weeks ended July 2, 2022 as compared to $5,617,000 for the thirteen weeks ended July 3, 2021. The increase in restaurant bar sales during the thirteen weeks ended July 2, 2022 is primarily due to the Recent Price Increases, restaurant bar sales generated from the opening of our limited partnership owned restaurant in Sunrise, Florida, (Store #85) in March 2022 and the comparatively more adverse effects of COVID-19 on our operations during the thirteen weeks ended July 3, 2021 as compared with the thirteen weeks ended July 2, 2022. Comparable weekly restaurant bar sales (for restaurants open for all of the thirteen weeks ended July 2, 2022 and July 3. 2021 respectively, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirteen weeks ended July 2. 2022 and July 3, 2021 due to a fire on October 2, 2018), and eight restaurants owned by affiliated limited partnerships, (excluding Store #85 which opened for business during the second quarter of our fiscal year 2022)) was $492,000 for the thirteen weeks ended July 2, 2022 and $432,000 for the thirteen weeks ended July 3, 2021, an increase of 13.89%. Comparable weekly restaurant bar sales for Company owned restaurants only was $212,000 and $188,000 for the thirteen weeks ended July 2, 2022 and July 3, 2021, respectively, an increase of 12.77%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $280,000 and $244,000 for the thirteen weeks ended July 2, 2022 and July 3, 2021 respectively, an increase of 14.75%.

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $7,626,000 for the thirteen weeks ended July 2, 2022 as compared to $8,082,000 for the thirteen weeks ended July 3, 2021, a decrease of $456,000. The weekly average of same store package liquor store sales, which includes nine (9) Company-owned package liquor stores, (excluding Store #19, which was closed for the thirteen weeks ended July 2, 2022 and July 3, 2021 due to a fire on October 2, 2018), was $587,000 and $622,000 for the thirteen weeks ended July 2, 2022 and July 3, 2021 respectively, a decrease of 5.63%.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirteen weeks ended July 2, 2022 increased $3,266,000 or 9.25% to $38,592,000 from $35,326,000 for the thirteen weeks ended July 3, 2021. The increase was primarily due to payroll and an expected general increase in food costs, costs and expenses incurred from the opening of our limited partnership owned restaurant in Sunrise, Florida, (Store #85) in March 2022, partially offset by actions taken by management to reduce and/or control costs. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2022. Operating costs and expenses increased as a percentage of total revenue to approximately 94.88% in the third quarter of our fiscal year 2022 from 93.12% in the third quarter of our fiscal year 2021.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the thirteen weeks ended July 2, 2022 increased to $20,459,000 from $19,137,000 for the thirteen weeks ended July 3, 2021. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 63.28% for the thirteen weeks ended July 2, 2022 and 65.76% for the thirteen weeks ended July 3, 2021. Gross profit margin for restaurant food and bar sales decreased during the third quarter of our fiscal year 2022 when compared to the third quarter of our fiscal year 2021 due to higher food costs, partially offset by, among other things, the Recent Price Increases.

Index

Package Store Sales. Gross profit for package store sales for the thirteen weeks ended July 2, 2022 decreased to $1,996,000 from $2,171,000 for the thirteen weeks ended July 3, 2021. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 26.17% for the thirteen weeks ended July 2, 2022 and 26.86% for the thirteen weeks ended July 3, 2021.

Payroll and Related Costs. Payroll and related costs for the thirteen weeks ended July 2, 2022 increased $250,000 or 1.99% to $12,798,000 from $12,548,000 for the thirteen weeks ended July 3, 2021. Payroll and related costs for the thirteen weeks ended July 2, 2022 were higher due primarily to the opening of our limited partnership owned restaurant in Sunrise, Florida, (Store #85) in March 2022 and higher costs for employees such as cooks. Payroll and related costs as a percentage of total revenue was 31.46% in the thirteen weeks ended July 2, 2022 and 33.08% of total revenue in the thirteen weeks ended July 3, 2021.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold purchases and rent expense associated with operating lease liabilities under ASC 842) for the thirteen weeks ended July 2, 2022 increased $126,000 or 7.63% to $1,777,000 from $1,651,000 for the thirteen weeks ended July 3, 2021. The increase in occupancy costs was primarily due to the commencement of rent for our retail package liquor store which we are developing located at 11225 Miramar Parkway, #245, Miramar, Florida (Store #24) and our restaurant location which we are developing located at 11225 Miramar parkway, #250, Miramar, Florida (Store #25) during the second quarter of our fiscal year 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirteen weeks ended July 2, 2022 increased $1,265,000 or 24.09% to $6,517,000 from $5,252,000 for the thirteen weeks ended July 3, 2021. Selling, general and administrative expenses increased as a percentage of total revenue in the thirteen weeks ended July 2, 2022 to 16.02% as compared to 13.84% in the thirteen weeks ended July 3, 2021, due primarily to increases in expenses across all categories. We anticipate that our selling, general and administrative expenses as a percentage of total revenue will increase throughout the balance of our fiscal year 2022 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense for the thirteen weeks ended July 2, 2022 increased $18,000 or 2.34% to $788,000 from $770,000 from the thirteen weeks ended July 3, 2021. As a percentage of total revenue, depreciation and amortization expense was 1.94% of revenue in the thirteen weeks ended July 2, 2022 and 2.03% of revenue in the thirteen weeks ended July 3, 2021.

Interest Expense, Net. Interest expense, net, for the thirteen weeks ended July 2, 2022 decreased $33,000 to $177,000 from $210,000 for the thirteen weeks ended July 3. 2021. Interest expense, net, decreased for the thirteen weeks ended July 2, 2022 due to the forgiveness of principal and all accrued interest on the borrowing by certain of our limited partnerships of an additional $3.35 million of 2nd PPP Loans during the first quarter of our fiscal year 2022, partially offset by interest on our borrowing of $4,300,000 during the third quarter of our fiscal year 2021 from an unrelated third party lender to re-finance our mortgage loan of our property located at 13105 – 13205 Biscayne Boulevard, North Miami, Florida (Store #20).

Income Taxes. Income tax for the thirteen weeks ended July 2, 2022 was an expense of $22,000, as compared to an expense of $475,000 for the thirteen weeks ended July 3, 2021.

Index

Net Income. Net income for the thirteen weeks ended July 2, 2022 decreased $6,457,000 or 76.68% to $1,964,000 from $8,421,000 for the thirteen weeks ended July 3, 2021 due primarily to the income attributable to the forgiveness of debt of certain of our PPP Loans during the thirteen weeks ended July 3, 2021 and higher food costs and overall increased expenses during the thirteen weeks ended July 2, 2022, partially offset by increased revenue at our restaurants during the thirteen weeks ended July 2, 2022 and the Recent Price Increases. As a percentage of revenue, net income for the thirteen weeks ended July 2, 2022 is 4.83%, as compared to 22.20% in the thirteen weeks ended July 3, 2021.

Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders. Net income attributable to stockholders for the thirteen weeks ended July 2, 2022 decreased $5,364,000 or 74.51% to $1,835,000 from $7,199,000 for the thirteen weeks ended July 3, 2021 due primarily to the income attributable to the forgiveness of debt of certain of our PPP Loans during the thirteen weeks ended July 3, 2021 and higher food costs and overall increased expenses during the thirteen weeks ended July 2, 2022, partially offset by increased revenue at our restaurants during the thirteen weeks ended July 2, 2022 and the Recent Price Increases. As a percentage of revenue, net income attributable to stockholders for the thirteen weeks ended July 2, 2022 is 4.51%, as compared to 18.98% for the thirteen weeks ended July 3, 2021.

Comparison of Thirty-Nine Weeks Ended July 2, 2022 and July 3, 2021.

Revenues. Total revenue for the thirty-nine weeks ended July 2, 2022 increased $14,736,000 or 14.21% to $118,408,000 from $103,672,000 for the thirty-nine weeks ended July 3, 2021 due primarily to increased package liquor store and restaurant sales, the Recent Price Increases, revenue generated from the opening of our limited partnership owned restaurant in Sunrise, Florida, (Store #85) in March 2022 and the comparatively less adverse effects of COVID-19 on our operations during the thirty-nine weeks ended July 2, 2022 as compared with the thirty-nine weeks ended July 3, 2021.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $72,554,000 for the thirty-nine weeks ended July 2, 2022 as compared to $62,501,000 for the thirty-nine weeks ended July 3, 2021. The increase in restaurant food sales for the thirty-nine weeks ended July 2, 2022 as compared to restaurant food sales during the thirty-nine weeks ended July 3, 2021 is attributable to the Recent Price Increases, restaurant food sales generated from the opening of our limited partnership owned restaurant in Sunrise, Florida, (Store #85) in March 2022 and the comparatively more adverse effects of COVID-19 on our operations during the thirty-nine weeks ended July 3, 2021 as compared with the thirty-nine weeks ended July 2, 2022. Comparable weekly restaurant food sales (for restaurants open for all of the thirty-nine weeks ended July 2, 2022 and July 3, 2021 respectively, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirty-nine weeks ended July 2, 2022 and July 3, 2021 due to a fire on October 2, 2018) and eight restaurants owned by affiliated limited partnerships, (excluding Store #85 which opened for business during the second quarter of our fiscal year 2022)) was $1,803,000 and $1,590,000 for the thirty-nine weeks ended July 2, 2022 and July 3, 2021, respectively, an increase of 13.40%. Comparable weekly restaurant food sales for Company owned restaurants only was $892,000 and $787,000 for the thirty-nine weeks ended July 2, 2022 and July 3, 2021, respectively, an increase of 13.34%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only, (excluding Store #85 which opened for business during the second quarter of our fiscal year 2022), was $912,000 and $803,000 for the thirty-nine weeks ended July 2, 2022 and July 3, 2021 respectively, an increase of 13.57%.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $19,431,000 for the thirty-nine weeks ended July 2, 2022 as compared to $15,110,000 for the thirty-nine weeks ended July 3, 2021. The increase in restaurant bar sales during the thirty-nine weeks ended July 2, 2022 is primarily due to the Recent Price Increases, restaurant bar sales generated from the opening of our limited partnership owned restaurant in Sunrise, Florida, (Store #85) in March 2022 and the comparatively greater adverse effects of COVID-19 on our operations during the thirty-nine weeks ended July 3, 2021 as compared with the thirty-nine weeks ended July 2, 2022. Comparable weekly restaurant bar sales (for restaurants open for all of the thirty-nine weeks ended July 2, 2022 and July 3. 2021 respectively, which consists of nine restaurants owned by us, (excluding Store #19 which was closed for the thirty-nine weeks ended July 2. 2022 and July 3, 2021 due to a fire on October 2, 2018), and eight restaurants owned by affiliated limited partnerships, (excluding Store #85 which opened for business during the second quarter of our fiscal year 2022)) was $488,000 for the thirty-nine weeks ended July 2, 2022 and $387,000 for the thirty-nine weeks ended July 3, 2021, an increase of 26.10%. Comparable weekly restaurant bar sales for Company owned restaurants only was $213,000 and $165,000 for the thirty-nine weeks ended July 2, 2022 and July 3, 2021, respectively, an increase of 29.09%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $274,000 and $222,000 for the thirty-nine weeks ended July 2, 2022 and July 3, 2021 respectively, an increase of 23.42%.

Index

Package Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $24,285,000 for the thirty-nine weeks ended July 2, 2022 as compared to $23,923,000 for the thirty-nine weeks ended July 3, 2021, an increase of $362,000. This increase was primarily due to increased package liquor store traffic due to what appears to be continued increased demand for package liquor store products resulting from COVID-19. The weekly average of same store package liquor store sales, which includes nine (9) Company-owned package liquor stores, (excluding Store #19, which was closed for the thirty-nine weeks ended July 2, 2022 and July 3, 2021 due to a fire on October 2, 2018), was $623,000 and $613,000 for the thirty-nine weeks ended July 2, 2022 and July 3, 2021 respectively, an increase of 1.63%.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for the thirty-nine weeks ended July 2, 2022 increased $16,710,000 or 17.23% to $113,710,000 from $97,000,000 for the thirty-nine weeks ended July 3, 2021. The increase was primarily due to payroll and an expected general increase in food costs, costs and expenses incurred from the opening of our limited partnership owned restaurant in Sunrise, Florida, (Store #85) in March 2022 partially offset by actions taken by management to reduce and/or control costs. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2022. Operating costs and expenses increased as a percentage of total revenue to approximately 96.03% in the thirty-nine weeks ended July 2, 2022 from 93.56% in the thirty-nine weeks ended July 3, 2021.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food Sales and Bar Sales. Gross profit for food and bar sales for the thirty-nine weeks ended July 2, 2022 increased to $58,408,000 from $51,663,000 for the thirty-nine weeks ended July 3, 2021. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 63.50% for the thirty-nine weeks ended July 2, 2022 and 66.57% for the thirty-nine weeks ended July 3, 2021. Gross profit margin for restaurant food and bar sales decreased during the thirty-nine weeks ended July 2, 2022 when compared to the thirty-nine weeks ended July 3, 2021 due to higher food costs, partially offset by, among other things, the Recent Price Increases.

Package Store Sales. Gross profit for package store sales for the thirty-nine weeks ended July 2, 2022 decreased to $6,446,000 from $6,493,000 for the thirty-nine weeks ended July 3, 2021. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 26.54% for the thirty-nine weeks ended July 2, 2022 and 27.14% for the thirty-nine weeks ended July 3, 2021.

Payroll and Related Costs. Payroll and related costs for the thirty-nine weeks ended July 2, 2022 increased $4,590,000 or 14.13% to $37,065,000 from $32,475,000 for the thirty-nine weeks ended July 3, 2021. Payroll and related costs for the thirty-nine weeks ended July 2, 2022 were higher due primarily to higher costs for employees such as cooks and to a lesser extent due to the opening of our limited partnership owned restaurant in Sunrise, Florida, (Store #85) in March 2022. Payroll and related costs as a percentage of total revenue was 31.30% in the thirty-nine weeks ended July 2, 2022 and 31.32% of total revenue in the thirty-nine weeks ended July 3, 2021.

Index

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold purchases and rent expense associated with operating lease liabilities under ASC 842) for the thirty-nine weeks ended July 2, 2022 increased $131,000 or 2.59% to $5,190,000 from $5,059,000 for the thirty-nine weeks ended July 3, 2021. The increase in occupancy costs was primarily due to the commencement of rent for our retail package liquor store which we are developing located at 11225 Miramar Parkway, #245, Miramar, Florida (Store #24) and our restaurant location which we are developing located at 11225 Miramar parkway, #250, Miramar, Florida (Store #25) during the second quarter of our fiscal year 2022, partially offset by the elimination of rent for our restaurant location located at 14301 West Sunrise Boulevard, Sunrise, Florida (Store #85), the real property and improvements of which we purchased on March 2, 2021.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for the thirty-nine weeks ended July 2, 2022 increased $3,951,000 or 24.56% to $20,039,000 from $16,088,000 for the thirty-nine weeks ended July 3, 2021 due primarily to the payment by the Company of pre-opening expenses in the amount of $856,000 for its limited partnership owning the new restaurant in Sunrise, Florida (Store #85) due to delays in the development of the new restaurant, including delays caused by COVID-19 and increases in expenses across all categories. Selling, general and administrative expenses increased as a percentage of total revenue in the thirty-nine weeks ended July 2, 2022 to 16.92% as compared to 15.52% in the thirty-nine weeks ended July 3, 2021. We anticipate that our selling, general and administrative expenses as a percentage of total revenue will increase throughout the balance of our fiscal year 2022 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense for the thirty-nine weeks ended July 2, 2022 decreased $97,000 or 4.21% to $2,209,000 from $2,306,000 from the thirty-nine weeks ended July 3, 2021. As a percentage of total revenue, depreciation and amortization expense was 1.87% of revenue in the thirty-nine weeks ended July 2, 2022 and 2.22% of revenue in the thirty-nine weeks ended July 3, 2021.

Interest Expense, Net. Interest expense, net, for the thirty-nine ended July 2, 2022 decreased $190,000 to $547,000 from $737,000 for the thirty-nine weeks ended July 3, 2021. Interest expense, net, decreased for the thirty-nine weeks ended July 2, 2022 due to the forgiveness of principal and all accrued interest on the borrowing by certain of our limited partnerships of an additional $3.35 million related to the 2nd PPP Loans during the first quarter of our fiscal year 2022, partially offset by interest on (i) our borrowing of $2,200,000 during the second quarter of our fiscal year 2021 from an unrelated third party lender used to finance our purchase of the real property and improvements located at 14301 West Sunrise Boulevard, Sunrise, Florida (Store #85) (the “$2.2 Million Borrowing”) and (ii) our borrowing of $4,300,000 during the third quarter of our fiscal year 2021 from an unrelated third party lender to re-finance our mortgage loan of our property located at 13105 – 13205 Biscayne Boulevard, North Miami, Florida (Store #20).

Income Taxes. Income tax for the thirty-nine weeks ended July 2, 2022 was an expense of $522,000, as compared to an expense of $1,004,000 for the thirty-nine weeks ended July 3, 2021.

Net Income. Net income for the thirty-nine weeks ended July 2, 2022 decreased $7,900,000 or 52.16% to $7,245,000 from $15,145,000 for the thirty-nine weeks ended July 3, 2021 due primarily to the greater income attributable to the forgiveness of debt of certain of our PPP Loans during the thirty-nine weeks ended July 3, 2021 as compared to the income attributable to the forgiveness of debt of certain of our 2nd PPP Loans during the thirty-nine weeks ended July 2, 2022 and higher food costs and overall increased expenses during the thirty-nine weeks ended July 2, 2022, partially offset by increased revenue at our retail package liquor stores and restaurants during the thirty-nine weeks ended July 2, 2022 and the Recent Price Increases. As a percentage of revenue, net income for the thirty-nine weeks ended July 2, 2022 is 6.12%, as compared to 14.61% in the thirty-nine weeks ended July 3, 2021.

Index

Net Income Attributable to Flanigan’s Enterprises, Inc. Stockholders. Net income attributable to stockholders for the thirty-nine weeks ended July 2, 2022 decreased $5,371,000 or 51.50% to $5,059,000 from $10,430,000 for the thirty-nine weeks ended July 3, 2021 due primarily to the greater income attributable to the forgiveness of debt of certain of our PPP Loans during the thirty-nine weeks ended July 3, 2021 as compared to the income attributable to the forgiveness of debt of certain of our 2nd PPP Loans during the thirty-nine weeks ended July 2, 2022 and higher food costs and overall increased expenses during the thirty-nine weeks ended July 2, 2022, partially offset by increased revenue at our retail package liquor stores and restaurants during the thirty-nine weeks ended July 2, 2022 and the Recent Price Increases. During the thirty-nine weeks ended July 2, 2022, due to losses attributable to the 2022 Sunrise Restaurant and a lesser extent the 2022 Miramar Restaurant, there was less of a gain attributable to the noncontrolling interests as compared to a gain for the thirty-nine weeks ended July 3, 2021 which contributes to the net income attributable to Flanigan’s Enterprises, Inc. Stockholders for the thirty-nine weeks ended July 2, 2022. As a percentage of revenue, net income attributable to stockholders for the thirty-nine weeks ended July 2, 2022 is 4.27%, as compared to 10.06% for the thirty-nine weeks ended July 3, 2021.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to advance pre-opening costs, including but not limited to pre-opening rent for the new locations. During the thirty-nine weeks ended July 2, 2022, we opened one new restaurant location in Sunrise, Florida for business as a new “Flanigan’s” and had a second new restaurant location in Miramar, Florida in the development stage, to house a new “Flanigan’s”. Rent for the new restaurant location in Miramar, Florida commenced during the second quarter of our fiscal year 2022.

Menu Price Increases and Trends

During the thirty-nine weeks ended July 2, 2022, we increased menu prices for our food offerings (effective October 3, 2021 and December 19, 2021, respectively) to target an aggregate increase to our food revenues of approximately 8.83% annually and we increased menu prices for our bar offerings (effective December 12, 2021) to target an increase to our bar revenues of approximately 7.80% annually to offset higher food and liquor costs and higher overall expenses. Prior to these increases, we previously raised menu prices in the third quarter of our fiscal year 2021.

COVID-19 has and will continue to materially and adversely affect our restaurant business for what may be a prolonged period of time. This damage and disruption has resulted from events and factors that were impossible for us to predict and are beyond our control. As a result, COVID-19 has materially adversely affected our results of operations for our fiscal year 2021, as well as the thirty-nine weeks ended July 2, 2022 and will, in all likelihood, impact our results of operations, liquidity and/or financial condition throughout our fiscal year 2022. The extent to which our restaurant business may be adversely impacted and its effect on our operations, liquidity and/or financial condition cannot be accurately predicted

Index

Liquidity and Capital Resources

We fund our operations through cash from operations and borrowings from third parties. As of July 2, 2022, we had cash of approximately $35,659,000, an increase of $2,983,000 from our cash balance of $32,676,000 as of October 2, 2021. During the thirty-nine weeks ended July 2, 2022, we generated proceeds from the closing of the sale, in a private offering of limited partnership interests in (i) CIC Investors #85, Ltd., the limited partnership which owns and operates the 2022 Sunrise Restaurant, of $5,000,000, of which we purchased $370,000 of limited partnership interests; and (ii) CIC Investors #25, Ltd., the limited partnership which owns and is developing the “Flanigan’s” restaurant located at 11225 Miramar Parkway, Suite 250, Miramar, Florida 33025 of $4,000,000. Capital raised from private investors in the private offerings is credited to sale of noncontrolling interests in our Statements of Stockholders’ Equity.

During the second quarter of our fiscal year 2021, certain of the entities owning the limited partnership stores (the “LP’s”), as well as the store we manage but do not own (the “Managed Store”) (collectively, the “Borrowers”), applied for and received loans from an unrelated third party lender (the “Lender”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $3.98 million (the “2nd PPP Loans”), of which approximately: (i) $3.46 million was loaned to six (6) of the LP’s; and (ii) $0.52 million was loaned to the Managed Store. During first quarter of our fiscal year 2022, we applied for forgiveness for all PPP Loans, including the Managed Store, and as of July 2, 2022, the entire amount of principal and accrued interest was forgiven under the 2nd PPP Loans. During the third quarter of our fiscal year 2021, we generated net proceeds of $2.8 million from the re-finance of our mortgage loan encumbering the real property and improvements located at 13105 – 13205 Biscayne Boulevard, North Miami, Florida where our Flanigan’s Seafood Bar and Grill restaurant and Big Daddy’s Liquors retail package liquor store operate (Store #20) with an unrelated third-party lender, increasing the principal amount borrowed from $1.5 million to $4.3 million. During the second quarter of our fiscal year 2021, we closed on the purchase of the real property and improvements located at 14301 West Sunrise Boulevard, Sunrise, Florida for $4,800,000 where our “Flanigan’s Seafood Bar and Grill” restaurant (Store #85) for operates. We financed this acquisition with a loan from an unrelated third-party lender in the principal amount of $2.2 million and paid cash for the balance. During the first quarter of our fiscal year 2021, we closed on the purchase of the real property and improvements located at 5450 N. State Road 7, North Lauderdale, Florida where we operate a combination “Flanigan’s Seafood Bar and Grill” restaurant and “Big Daddy’s Liquors” package liquor store (Store #40) and paid $1,200,000 cash at closing.

Notwithstanding the negative effects of COVID 19 on our operations, we believe that our current cash availability from our cash on hand, positive cash flow from operations and borrowed funds will be sufficient to fund our operations and planned capital expenditures for at least the next twelve months.

Cash Flows

The following table is a summary of our cash flows for the thirty-nine weeks ended July 2, 2022 and July 3, 2021.

Index

	---------Thirty-Nine Weeks Ended--------
	July 2, 2022	July 3, 2021
	(in Thousands)

Net cash provided by operating activities	$7,825	$11,523
Net cash used in investing activities	(6,519)	(8,374)
Net cash provided by (used in) financing activities	1,677	(1,118)

Net Increase in Cash and Cash Equivalents	2,983	2,031

Cash and Cash Equivalents, Beginning	32,676	29,922

Cash and Cash Equivalents, Ending	$35,659	$31,953

During the thirty-nine weeks ended July 2, 2022, our Board of Directors declared a cash dividend of $1.00 per share to shareholders of record on March 31, 2022 and paid on April 19, 2022. During the thirty-nine weeks ended July 3, 2021, we did not declare or pay a cash dividend on our capital stock. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During the thirty-nine weeks ended July 2, 2022, we acquired property and equipment and construction in progress of $10,227,000, (of which $562,000 was deposits recorded in other assets as of October 2, 2021 and $549,000 was construction in progress in accounts payable), including $727,000 for renovations to three (3) existing limited partnership owned restaurants and $149,000 for renovations to two (2) Company owned restaurants. During the thirty-nine weeks ended July 3, 2021, we acquired property, plant and equipment and construction in progress of $9,683,000, (of which $58,000 was for the purchase of a motor vehicle; $2,200,000 was for the purchase of real property; $14,000 was deposits recorded in other assets and $18,000 was purchase deposits transferred to construction in process as of October 3, 2020), which amount included $35,000 for the renovation to two (2) existing limited partnership restaurants and $70,000 for renovations to two (2) Company owned restaurants.

All of our owned units require periodic refurbishing in order to remain competitive. We anticipate the cost of this refurbishment in our fiscal year 2022 will be approximately $1,000,000, excluding construction/renovations to Store #19 (our combination package liquor store and restaurant which is being rebuilt due to damages caused by a fire), Store #85 (our Sunrise, Florida restaurant location opened for business during the thirty-nine weeks ended July 2, 2022), Store #24 (our Miramar, Florida package store location in development) and Store #25 (our Miramar, Florida restaurant location in development), which funds will be provided from operations, subject to reimbursement of all or a part of the cost of construction/renovations through the proceeds generated from the closing of the private offerings for the limited partnerships which own Store #85 and Store #25.

Index

Long Term Debt

As of July 2, 2022, we had long term debt of $17,773,000, as compared to $22,115,000 as of October 2, 2021. Our long term debt decreased as of July 2, 2022 as compared to October 2, 2021 due to the forgiveness of all principal and accrued interest of the 2nd PPP Loans, partially offset by $1,861,000 for financed insurance premiums, less any payments made on account thereof. As of July 2, 2022, we are in compliance with the covenants of all loans with our lender.

As of July 2, 2022, the aggregate principal balance owed from the financing of our property and general liability insurance policies is $1,015,000, excluding coverage for our franchises, (of approximately $272,000), which are not included in our consolidated financial statements.

Construction Contracts

(a) 7990 Davie Road Extension, Hollywood, Florida (Store #19 – “Big Daddy’s Wine & Liquors”)

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work at this location totaling $1,618,000, (i) to connect the real property where this restaurant operated (Store #19) to city sewer and (ii) to construct a new building on the adjacent parcel of real property for the operation of a package liquor store. Through the thirty-nine weeks ended July 2, 2022, we agreed to change orders to the agreement for additional construction services increasing the total contract price by $624,000 to $2,242,000, of which $1,951,000 of the total amount obligated has been paid through July 2, 2022 and an additional $-0- has been paid subsequent to the end of the thirty-nine weeks of ended July 2, 2022 through the date of filing this quarterly report.

(b) 2505 N. University Drive, Hollywood, Florida (Store #19 – “Flanigan’s”)

During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor to re-build our restaurant at this location totaling $2,515,000, of which $226,000 has been paid through July 2, 2022 and an additional $-0- has been paid subsequent to the end of the third quarter of our fiscal year 2022 through the date of filing of this quarterly report.

(c) 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85 – “Flanigan’s”)

During the fourth quarter of our fiscal year 2020, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,236,000 and through the second quarter our fiscal year 2022 we agreed to change orders to the agreement for additional interior renovations increasing the total contract price by $215,000 to $1,451,000, which has been paid in full by the end of the third quarter of our fiscal year 2022. During the second quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for exterior renovations at this location totaling $343,000 and through the third quarter our fiscal year 2022 we agreed to change orders to the agreement for additional interior renovations increasing the total contract price by $45,000 to $388,000, of which $316,000 has been paid through July 2, 2022 and $-0- has been paid subsequent to the end of the third quarter of our fiscal year 2022 through the date of filing of this quarterly report.

Index

(d) Miramar, Florida (Store #25 - “Flanigan’s”)

During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,421,000, and through the third quarter our fiscal year 2022 we agreed to change orders to the agreement increasing the total contract price by $9,000 to $1,430,000 of which $180,000 has been paid through July 2, 2022 and $268,000 has been paid subsequent to the end of the thirty-nine weeks ended July 2, 2022 through the date of filing of this quarterly report.

(e) Miramar, Florida (Store #24 - “Big Daddy’s Wine and Liquors”)

During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $317,000, and through the third quarter our fiscal year 2022 we agreed to change orders to the agreement increasing the total contract price by $18,000 to $335,000 of which $254,000 has been paid through July 2, 2022 and $-0- has been paid subsequent to the end of the thirty-nine weeks ended July 2, 2022 through the date of filing of this quarterly report.

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

Working Capital

The table below summarizes the current assets, current liabilities, and working capital for our fiscal quarter ended July 2, 2022 and our fiscal year ended October 2, 2021.

Item	July 2, 2022	Oct. 2, 2021
	(in Thousands)

Current Assets	$45,320	$39,790
Current Liabilities	22,932	20,223
Working Capital	$22,388	$19,567

Our working capital increased during our fiscal quarter ended July 2, 2022 from our working capital as of October 2, 2021 primarily due to capital raises of two (2) limited partnership offerings totaling $8,595,000.

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

Index

Inflation

The primary inflationary factors affecting our operations are food, beverage and labor costs. A large number of restaurant personnel are paid at rates based upon applicable minimum wage and increases in minimum wage directly affect labor costs. Inflation is having a material impact on our operating results, especially rising food, fuel and labor costs. We are unable to predict when inflation rates will drop, if at all, in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not ordinarily hold market risk sensitive instruments for trading purposes and as of July 2, 2022 held no equity securities.

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

At July 2, 2022, we had two variable rate debt instruments outstanding that are impacted by changes in interest rates. The interest rate of both variable rate debt instruments is equal to the lender’s LIBOR Rate plus two and one-quarter percent (2.25%) per annum. The debt instruments further provide that the “LIBOR Rate” is a rate of interest equal to the British Bankers Association LIBOR Rate or successor thereto approved by the lender if the British Bankers Association is no longer making a LIBOR rate available. In January 2013, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$1.405M Loan”). In December 2016, we closed on a secured revolving line of credit which entitled us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”), which on December 28, 2017 converted to a term loan (the “Term Loan”).

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third-party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following two (2) interest rate swap agreements:

(i)        The first interest rate swap agreement entered into in January 2013 relates to the $1.405M Loan (the “$1.405M Term Loan Swap”). The $1.405M Term Loan Swap requires us to pay interest for a twenty (20) year period at a fixed rate of 4.35% on an initial amortizing notional principal amount of $1,405,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at July 2, 2022, the interest rate swap agreement is an effective hedging agreement and the fair value was not material; and

(ii)        The second interest rate swap agreement entered into in December 2016 and became effective December 28, 2017, relates to the Term Loan (the “Term Loan Swap”). The Term Loan Swap requires us to pay interest for a five (5) year period at a fixed rate of 4.61% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at July 2, 2022, the interest rate swap agreement is an effective hedging agreement and the fair value was not material

Index

At July 2, 2022, our cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

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

As of July 2, 2022, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934) . Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of July 2, 2022.

Changes in Internal Control Over Financial Reporting

During the thirteen weeks ended July 2, 2022, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” on page 14 of this Report and Item 1 and Item 3 to Part 1 of the Annual Report on Form 10-K for the fiscal year ended October 2, 2021 for a discussion of other legal proceedings resolved in prior years.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Company Common Stock

During the thirty-nine weeks ended July 2, 2022 and July 3, 2021, we did not purchase any shares of our common stock. As of July 2, 2022, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors at its meeting on May 17, 2007.

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

FLANIGAN'S ENTERPRISES, INC.

Date: August 16, 2022	/s/ James G. Flanigan
JAMES G. FLANIGAN, Chief Executive Officer and President

/s/ Jeffrey D. Kastner
JEFFREY D. KASTNER, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)