Form 10-K
period 2022-10-01
FLANIGANS ENTERPRISES INC
filed 2023-01-18
CIK 12040

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2022

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

Yes ☐ No ☒

As of April 1, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $28,580,000 (based on the closing price of the common stock as reported on the NYSE AMERICAN of $33.72 per share).

There were 1,858,647 shares of the Registrant's Common Stock, $0.10 par value, outstanding as of January 17, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) hereof is incorporated by reference to portions of the Registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report.

FLANIGAN'S ENTERPRISES, INC. AND SUBSIDIARIES

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” the “Company” and “Flanigan’s” mean Flanigan's Enterprises, Inc. and its subsidiaries (unless the context indicates a different meaning).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” “could”, “may”, “might”, “will” and “would” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to the future effects of the COVID 19 pandemic, the general expansion of our business and other statements which are not statements of current or historical facts.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the dates on which they are made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this annual report, those results or developments may not be indicative of results or developments in subsequent periods.

PART I

ITEM 1. BUSINESS

General

As of October 1, 2022, Flanigan’s Enterprises, Inc., a Florida corporation, together with its subsidiaries (“we”, “our”, “ours” and “us” as the context requires), (i) operates 30 units, consisting of restaurants, package liquor stores, combination restaurant/package liquor stores and a sports bar that we either own or have operational control over and partial ownership in; and franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurant/package liquor stores. The table below provides information concerning the type (i.e. restaurant, sports bar, package liquor store or combination restaurant/package liquor store) and ownership of the units (i.e. whether (i) we own 100% of the unit; (ii) the unit is owned by a limited partnership of which we are the sole general partner and/or have invested in; or (iii) the unit is franchised by us), as of October 1, 2022 and as compared to October 2, 2021. With the exception of “The Whale’s Rib”, a restaurant we operate but do not own, and “Brendan’s Sports Pub” a restaurant/bar we own, all of the restaurants operate under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”.

TYPES OF UNITS	FISCAL YEAR 2022	FISCAL YEAR 2021
Company Owned:
Combination package liquor store and restaurant	3	3	(1)
Restaurant only, including sports bar	8	7	(2)
Package liquor store only	7	7

Company Managed Restaurants Only:
Limited partnerships	10	8	(3)
Franchise	1	1
Unrelated Third Party	1	1

Total Company Owned/Operated Units	30	27
Franchised Units	5	5	(4)

____________________

Notes:

(1) During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), was damaged by a fire which has caused it to be closed since the first quarter of our fiscal year 2019. Subsequent to our fiscal year ended October 1, 2022, we opened our newly built stand-alone package liquor store on this site replacing our package liquor store destroyed by fire and previously operating here, We are constructing a stand-alone restaurant building on this site (adjacent to the package liquor store), replacing our restaurant destroyed by fire and previously operating here. We do not believe this restaurant will be operational during our fiscal year 2023.

(2) During the third quarter of our fiscal year 2022, we entered into a new lease for the business premises and purchased the assets of a restaurant/bar known as “Brendan’s Sports Pub” located at 868 S. Federal Highway, Pompano Beach, Florida and began operating the location under its current trade name.

(3) During the second quarter of our fiscal year 2022, our limited partnership owned restaurant located at 14301 West Sunrise Boulevard, Sunrise, Florida (Store #85) opened for business in March, 2022 (the “2022 Sunrise Restaurant”). Our limited partnership owned restaurant located at 11225 Miramar Parkway #250, Miramar, Florida (Store #25) is expected to open for business in February, 2023 (the “2023 Miramar Restaurant”).

(4) We operate a restaurant for one (1) franchisee. This unit is included in the table both as a franchised restaurant, as well as a restaurant operated by us.

History and Development of Our Business

We were incorporated in Florida in 1959 and commenced operating as a chain of small cocktail lounges and package liquor stores throughout South Florida. By 1970, we had established a chain of "Big Daddy's" lounges and package liquor stores between Vero Beach and Homestead, Florida. From 1970 to 1979, we expanded our package liquor store and lounge operations throughout Florida and opened clubs in five other "Sun Belt" states. In 1975, we discontinued most of our package store operations in Florida except in the South Florida areas of Miami-Dade, Broward, Palm Beach and Monroe Counties. In 1982, we expanded our club operations into the Philadelphia, Pennsylvania area as general partner of several limited partnerships we organized. In March 1985, we began franchising package liquor stores and lounges in the South Florida area. (See Note 14 to the consolidated financial statements and the discussion of franchised units on pages 3 and 4).

During our fiscal year 1987, we began renovating our lounges to provide full restaurant food service, and subsequently renovated and added food service to most of our lounges. Food sales currently represent approximately 78.8% and bar sales approximately 21.2% of our total restaurant sales.

Our package liquor stores emphasize high volume business by providing customers with a wide variety of brand name and private label merchandise at discount prices. Our restaurants and our new sports bar establishment offer alcoholic beverages and food service with abundant portions and reasonable prices, served in a relaxed, friendly and casual atmosphere.

We conduct our operations directly and through a number of limited partnerships and wholly owned subsidiaries, all of which are listed below. Our subsidiaries and the limited partnerships, (except for the limited partnership, where we are not the general partner, which owns and operates our franchised restaurant in Fort Lauderdale, Florida) are reported on a consolidated basis.

Entity	State Of Organization	Percentage Owned

Flanigan’s Management Services, Inc.	Florida	100
Flanigan’s Enterprises, Inc. of Georgia	Georgia	100
Flanigan’s Enterprises of N. Miami, Inc.	Florida	100
CIC Investors #13, Limited Partnership	Florida	45
CIC Investors #25, Limited Partnership	Florida	--
CIC Investors #50, Limited Partnership	Florida	24
CIC Investors #55, Limited Partnership	Florida	49
CIC Investors #60, Limited Partnership	Florida	46
CIC Investors #65, Limited Partnership	Florida	28
CIC Investors #70, Limited Partnership	Florida	41
CIC Investors #80, Limited Partnership	Florida	27
CIC Investors #85, Limited Partnership	Florida	7
CIC Investors #90, Limited Partnership	Florida	5
Josar Investments, LLC	Florida	100
Flanigan’s Calusa Center, LLC	Florida	100
Flanigan’s Fish Company, LLC	Florida	51

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

Company-Owned Package Liquor Stores. As of our fiscal year ended October 1, 2022, we own and operate nine package liquor stores in the South Florida area under the name “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”, two of which are jointly operated with restaurants we own. Subsequent to our fiscal year ended October 1, 2022, we opened our stand-alone package liquor store replacing our package liquor store destroyed by fire and previously operating in Hollywood, Florida.

Franchised Package Liquor Stores. We currently franchise three package liquor stores, all in the South Florida area, all of which are operated under the name “Big Daddy’s Liquors”. Of the three franchised package liquor stores, two are jointly operated with our franchisee’s restaurant operations and one is operated in a freestanding building adjacent to the franchisee’s restaurant operation. Two of the three franchised package liquor stores are franchised to members of the family of our Chairman of the Board, officers and/or directors. We have not entered into a franchise arrangement for either a package liquor store, restaurant or combination package liquor store/restaurant since 1986 and do not anticipate that we will do so in the foreseeable future.

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

For accounting purposes, we do not consolidate the revenue and expenses of our franchisees’ operations with our revenue and expenses. Franchise royalties we receive are recognized as revenue when sales are made by franchisees.

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

Company-Owned Restaurants. We own and operate nine restaurants all under our service mark “Flanigan’s Seafood Bar and Grill” two of which are jointly operated with package liquor stores we own. We are constructing a stand-alone restaurant to be located in Hollywood, Florida to replace our restaurant destroyed by fire. We do not believe this restaurant will be operational during our fiscal year 2023.

Franchised Restaurants. We franchise five restaurants, all of which operate under our service mark “Flanigan’s Seafood Bar and Grill”, two of which operate as a restaurant only, two of which operate jointly with a franchisee operated “Big Daddy’s Liquors” package liquor store and one of which operates adjacent to a “Big Daddy’s Liquors” package liquor store. Four of the five franchised restaurants are franchised to members of the family of or our Chairman of the Board, officers and/or directors. We have not entered into a franchise arrangement for either a package liquor store, restaurant or combination package liquor store/restaurant since 1986 and do not anticipate that we will do so in the foreseeable future.

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

For accounting purposes, we do not consolidate the revenue and expenses of our franchisees’ operations with our revenue and expenses. Franchise royalties we receive are recognized as revenue when sales are made by franchisees.

Restaurants Owned by Affiliated Limited Partnerships

We have invested along with others, (some of whom are or are affiliated with our officers and directors), in ten limited partnerships which currently own and operate nine South Florida based restaurants under our service mark “Flanigan’s Seafood Bar and Grill”. An additional limited partnership owned restaurant located at 11225 Miramar Parkway #250, Miramar, Florida (Store #25) is expected to open for business in February, 2023 (the “2023 Miramar Restaurant”). In addition to being a limited partner in these limited partnerships, we are the sole general partner of nine of these limited partnerships and manage and control the operations of these restaurants. We are only a limited partner in the limited partnership which owns and operates the restaurant located in Fort Lauderdale, Florida.

Generally, the terms of the limited partnership agreements provide that until the investors’ cash investment in a limited partnership (including any cash invested by us) is returned in full, (available cash is distributed to the investors pro-rata based on ownership interest), the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant, as a return of capital, up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee and one-half (½) to the investors, (including us), pro-rata based on the investors’ investment, as a return of capital. Once all of the investors, (including us), have received, in full, amounts equal to their cash invested, an annual management fee becomes payable to us equal to one-half (½) of cash available to be distributed, with the other one-half (½) of available cash distributed to the investors (including us), as a profit distribution, pro-rata based on the investors’ investment. As of October 1, 2022, all limited partnerships, with the exception of the 2022 Sunrise Restaurant, which opened for business in March, 2022 and the 2023 Miramar Restaurant, which we anticipate will open for business in February, 2023, have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill” or “Flanigan’s”. In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” service marks, which use is authorized while we act as general partner only. This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears. Whether we will have any additional restaurants under development in the future will be dependent, among other things, on market conditions and our ability to raise capital. We anticipate that we will continue to form limited partnerships to raise funds to own and operate restaurants under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” using the same or substantially similar financial arrangements.

Below is information on the eleven limited partnerships which own and operate “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” restaurants:

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

Sunrise, Florida

We are the sole general partner and a 7% limited partner in this limited partnership which has owned and operated a restaurant in Sunrise, Florida under our “Flanigan’s” service mark since March 20, 2022. 31.3% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2022, this limited partnership has returned to its investors approximately 2.0% of their initial cash invested.

Miramar, Florida

We are the sole general partner in this limited partnership which is developing a restaurant in Miramar, Florida under our “Flanigan’s” service mark. No units of limited partnership interest were purchased by the Company. 24.0% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. We anticipate that this new restaurant will commence operations in February, 2023.

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

Management Agreement for “The Whale’s Rib” Restaurant

Since January 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant. For our fiscal years ended October 1, 2022 and October 2, 2021, we generated $400,000 of revenue each fiscal year from providing these management services.

Operations and Management

We emphasize systematic operations and control of all package liquor stores and restaurants regardless of whether we own, franchise or manage the unit. Each unit has its own manager who is responsible for monitoring inventory levels, supervising sales personnel, food preparation and service in restaurants and generally assuring that the unit is managed in accordance with our guidelines and procedures. We have in effect an incentive cash bonus program for our managers and salespersons based upon various performance criteria. Our operations are supervised by supervisors, who visit all Company, limited partnership and franchise owned units and the managed unit to provide on-site management and support. There are three supervisors responsible for package liquor store operations and six supervisors responsible for restaurant operations.

All of our managers and salespersons receive extensive training in sales techniques. We arrange for independent third parties, or "shoppers", to inspect each unit in order to evaluate the unit's operations, including the handling of cash transactions.

Purchasing and Inventory

The package liquor business requires a constant substantial capital investment in inventory at the stores. Our inventory consists primarily of liquor and wine products and as such, does not become excessive or obsolete that would require identifying and recording of the same. Liquor inventory purchased can normally be returned only if defective or broken.

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

We negotiate short and long term agreements for certain of our principal food product requirements, depending on market conditions and expected demand. We evaluate the possibility of entering into arrangements to assist us in managing risk and variability associated with the supply and demand of food products.

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants for calendar years 2022 and 2023, we entered into purchase agreements with our current rib supplier, whereby we agreed to purchase approximately $10.4 million and $ 6.8 million of “2.25 & Down Baby Back Ribs” (industry jargon for the weight range in which slabs of baby back ribs are sold) from this vendor during calendar years 2022 and 2023, at prescribed costs, which we believe are competitive. The decrease in our cost of baby back ribs for calendar year 2023 compared to calendar year 2022 is due to a decrease in market price.

While we anticipate purchasing all of our rib supply from this vendor, we believe there are several other alternative vendors available, if needed.

Information Technology

Our restaurant and package liquor store point of sale and back-office systems provide information regarding daily sales, cash receipts, inventory, food and beverage costs, labor costs and other controllable operating expenses. Our restaurants and package liquor stores offer online ordering for to-go sales and our package liquor stores also offer delivery services by third-party vendors.

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

We require cybersecurity awareness training for all staff members with access to our cyber systems. We also maintain cyber risk insurance coverage to further reduce our risk profile. Security of our financial data and other sensitive information remains a high priority for us, led by our information technology department. In an effort to further secure our customers’ credit card information, we employ an encryption and tokenization platform for all credit card transactions in our restaurants, ensuring no credit card data is stored in our internal systems. We also transact business through online ordering for both our restaurants and package liquor stores through third party vendors. (See Item 1A. Risk Factors and the discussion of cybersecurity risks on page 28.)

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

In Florida, where all of our restaurants and package liquor stores are located, most of our liquor licenses are issued on a "quota license" basis. Quota licenses are issued on the basis of a population count established from time to time under the latest applicable census. Because the total number of liquor licenses available under a quota license system is limited and restrictions are placed upon their transfer, the licenses have purchase and resale value based upon supply and demand in the particular areas in which they are issued. The quota licenses held by us allow the sale of liquor for on and off premises consumption (the “4 COP Quota Liquor License”). The other liquor licenses held by us or limited partnerships of which we are the general partner, are restaurant liquor licenses, which do not have quota restrictions or purchase or resale value. A restaurant liquor license is issued to every applicant who meets all of the state and local licensing requirements, including, but not limited to zoning and minimum restaurant size, seating and menu. The restaurant liquor licenses held by us allow the sale of liquor for on premises consumption only, (the “4 COP SFS Liquor License”).

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

During our fiscal years 2022 and 2021, no significant pending matters have been initiated concerning any of our licenses which might be expected to result in a revocation of a liquor license or other significant actions against us.

We are subject to “dram-shop” statutes due to our restaurant operations. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. We carry liquor liability coverage as part of our existing comprehensive general liability insurance, which we believe is consistent with coverage carried by other entities in the restaurant industry. Although we are covered by insurance, a judgment against us under a dram-shop statute in excess of our liability coverage could have a material adverse effect on us. We currently have no “dram shop” claims.

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

A significant number of our hourly restaurant staff members receive income from gratuities. Many of our locations participate voluntarily in a Tip Reporting Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service (“IRS”). By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA tax assessments for unreported or underreported tips. We are not under investigation or audit, nor have we been assessed for potential employer-only FICA tax assessments for unreported or underreported tips.

We are also subject to laws relating to information security, privacy, cashless payments and consumer credit protection and fraud.

We are not aware of any statute, ordinance, rule or regulation under present consideration which would significantly limit or restrict our business as now conducted. However, in view of the number of local jurisdictions within the State of Florida in which we conduct business, and the highly regulated nature of the liquor business, there can be no assurance that additional limitations may not be imposed in the future, even though none are presently anticipated.

Human Capital

We depend on our staff members to successfully execute all aspects of our day-to-day operations. Our ability to attract highly motivated staff members and retain an engaged, experienced team is key to successful execution of our strategy. We are currently operating in a competitive labor environment. If we are unable to hire or retain qualified restaurant management and operating personnel in an increasingly competitive market, we may be unable to effectively operate and grow our business and revenues, which could materially adversely affect our financial performance.

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

As of our fiscal year end 2022, we employed 1,766 persons, of which 469 were full-time and 1,297 were part-time. Of these, 58 were employed at our corporate offices in administrative capacities and 14 were employed in maintenance. Of the remaining employees, 67 were employed in our package liquor stores and 1,627 in our restaurants. None of our employees are represented by collective bargaining organizations. We consider our labor relations to be favorable.

Giving Back

Another key aspect of our culture is giving back to the communities where our staff live and work, and uniting our staff members around charitable causes personal to them. We periodically donate philanthropic organizations through campaigns designed to engage our staff company-wide service programs, as follows:

•	Breast Cancer Awareness – We donate $10,000 to local Breast Cancer Support organizations.
•	Donated over $100,000 to HOPE mission. Money is used for disaster and hunger relief all over the world, youth outreach, and community building.
•	Achievement Awards – We provide schools in Miami-Dade, Broward, and Palm Beach County with free meal coins and achievement awards throughout the year. We give out approximately 50,000 awards every year.
•	Fishing Tournaments/Marine Conservation – We donate to fishing tournaments and beach cleanup projects.
•	Supporting the local community – We donate funds to boy scouts, baseball teams, schools, etc.
•	Habitat for Humanity – We have sponsored multiple home building projects through Habitat for Humanity.
•	Sheridan House – We donated 500 backpacks to underprivileged children. We also collect and donate school supplies annually.
•	Reclaimed Wood – All of our locations use reclaimed wood on interior walls.

We also believe our sustainability programs and initiatives like restaurant-based composting and recycling and replacing our off-premise packaging with materials that reduce the use of plastics and improve recyclability serve to foster pride in our staff.

Executive Officers

Name	Positions and Offices Currently Held	Age	Office or Position Held Since
James G. Flanigan	Chairman of the Board of Directors, Chief Executive Officer and President	58	(1)
August Bucci	Chief Operating Officer and Executive Vice President	78	2002
Jeffrey D. Kastner	Chief Financial Officer, General Counsel and Secretary	69	(2)
Christopher O’Neil	Vice President of Package Operations	57	2016

----------------

(1) Chairman of the Board of Directors, Chief Executive Officer since 2005; President since 2002.

(2) Chief Financial Officer since 2004; Secretary since 1995; and General Counsel since 1982.

Flanigan’s 401(k) Plan

Effective July 1, 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and/or matching contributions. During our fiscal years ended October 1, 2022 and October 2, 2021, the Board of Directors approved discretionary matching contributions totaling $50,000 and $59,000, respectively.

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

During the second quarter of our fiscal year 2021, certain of the entities owning the limited partnership stores (the “LP’s”), as well as the store we manage but do not own (the “Managed Store”), applied for and received loans from an unrelated third party lender pursuant to the Paycheck Protection Program (the “PPP”) under the United States Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $3.98 million, (the “2nd PPP Loans”), of which approximately: (i) $3.35 million was loaned to six of the LP’s; and (ii) $0.63 million was loaned to the Managed Store. The 2nd PPP Loan to the Managed Store is not included in our consolidated financial statements. During the first quarter of our fiscal year 2022, we applied for and received forgiveness of the entire amount of principal and accrued interest for all 2nd PPP Loans, including the Managed Store.

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

As of October 1, 2022, we are in compliance with the financial covenants contained in our loans with our unrelated third-party institutional lender (the “Institutional Lender”) under which we owe in the aggregate, approximately $23,272,000 (the “Institutional Loans”) of our total loans of approximately $25,389,000.

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

General Liability Insurance

For the policy year beginning December 30, 2021, we have general liability insurance which incorporates a deductible of $10,000 per occurrence for both us and the limited partnerships. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our deductible, up to a maximum aggregate of $2,000,000 per year. We were also able to purchase excess liability insurance at a reasonable premium, whereby our excess insurance carrier is responsible for $10,000,000 coverage above our primary general liability insurance coverage. We are uninsured against liability claims in excess of $11,000,000 per occurrence and in the aggregate. We secured general liability and excess liability insurance for the period commencing after the expiration of the current policies on December 30, 2022. (See Item 2. Subsequent Events for a discussion of general liability and excess liability insurance for the period commencing December 30, 2022 on page 38.)

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

Property Insurance; Windstorm Insurance; Deductibles

For the policy year beginning December 30, 2021, our property insurance is a one (1) year policy with an unaffiliated third party insurance carrier, including coverage for properties leased by us and our consolidated limited partnerships, and provides for full insurance coverage for property losses, including those caused by windstorm, such as a hurricane. For property losses caused by windstorm, the property insurance has a fixed deductible of $100,000, plus 5% of all insured losses, per occurrence. For all other property losses, the property insurance has deductibles of $10,000 per location, per occurrence. We secured property insurance for the period commencing after the expiration of the current policy on December 30, 2022. (See Item 2. Subsequent Events for a discussion of property insurance for the period commencing December 30, 2022 on page 38.)

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

Our package liquor stores compete directly or indirectly with local retailers and discount “superstores”. Due to the competitive nature of the liquor industry in South Florida, we have had to adjust our pricing to stay competitive, including meeting all competitors’ advertisements subject to certain limitations. Such practices will continue in the package liquor business. We believe that we have a competitive position in our market because of widespread consumer recognition of the "Big Daddy's Liquors" and “Big Daddy’s Wine & Liquors” names.

Our restaurants compete directly or indirectly with many well-established competitors, both nationally and locally owned. Effective October 3, 2021 and then effective December 19, 2021 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 2.38% and 3.34% annually, respectively, to offset higher food costs and higher overall expenses and effective December 12, 2021 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 7.80% annually. Prior to these increases, we previously raised menu prices in the third quarter of our fiscal year 2021. We believe that we have a competitive position in our market because of widespread consumer recognition of the “Flanigan’s Seafood Bar and Grill" and “Flanigan’s” names.

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

Trade Names

We operate our package liquor stores and restaurants under the service marks; "Big Daddy's Liquors", “Big Daddy’s Wine & Liquors”, “Flanigan’s Seafood Bar and Grill", and “Flanigan’s”. We operate our sports bar under the service mark; “Brendan’s Sports Pub”. Our right to the use of the "Big Daddy's" service mark is set forth under a consent decree of a federal court entered into by us in settlement of federal trademark litigation. The consent decree and the settlement agreement allow us to continue to use and to expand our use of the "Big Daddy's” service mark in connection with our package liquor sales in Florida, while restricting future liquor sales in Florida under the "Big Daddy's" name by the other party who has a federally registered service mark for "Big Daddy's" use in the restaurant business. The federal court retained jurisdiction to enforce the consent decree. We have acquired registered Federal trademarks on the principal register for our “Big Daddy’s Liquors”, "Flanigan's" and “Flanigan’s Seafood Bar and Grill” service marks.

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

Risks Related to COVID-19 Pandemic

The COVID-19 Pandemic Has Had A Significant Impact On Our Operations Since March 2020 And Could Materially And Adversely Affect Our Future Business And Financial Results.

In March 2020, a novel strain of coronavirus was declared a global pandemic and a National Public Health Emergency. The novel coronavirus pandemic and related suggested and mandated social distancing and “shelter-in-place” orders and other governmental mandates relating thereto (collectively, “COVID-19”) caused significant disruptions to our business, adversely affected and will, in all likelihood continue to adversely affect, our restaurant operations and financial results for the foreseeable future, particularly if further government directives are put in place for a significant amount of time. Throughout our fiscal year 2022, in accordance with guidance from health officials, we offered both indoor and outdoor food and bar options at all of our restaurants.

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

During our fiscal year 2022, our Board of Directors declared a cash dividend of $1.00 per share to shareholders of record on March 31, 2022, payable on April 19, 2022. During our fiscal year 2021, our Board of Directors did not declare a cash dividend due to uncertainty surrounding the duration of restrictions mandated by state and local governments in response to COVID-19.

We have experienced significant issues relating to suppliers and labor impacted by the COVID-19 pandemic. If our suppliers’ employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, or if the supply chain is disrupted for any other reason such as travel limitations and other restrictions on commerce, we could face shortages of food items or other supplies at our restaurants and our operations and sales could be adversely impacted by such supply interruptions.

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

We believe the United States federal government may significantly increase the federal minimum wage and tip credit wage (or eliminate the tip credit wage) and require significantly more mandated benefits than what is currently required under federal law. The State of Florida has already enacted a minimum wage and tip credit, with the minimum wage currently at $11.00 per hour and a tip credit of $3.02 per hour. The minimum wage increases $1.00 per hour annually until it reaches $15.00 per hour in 2027. The tip credit does not increase. In addition to increasing the overall wages paid to our minimum wage and tip credit wage earners, these increases create pressure to increase wages and other benefits paid to other staff members who, in recognition of their tenure, performance, job responsibilities and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage. Because we employ a large workforce, any wage increase and/or expansion of benefits mandates will have a particularly significant impact on our labor costs. Our vendors, contractors and business partners are similarly impacted by wage and benefit cost inflation, and many have or will increase their price for goods, construction and services in order to offset their increasing labor costs. Additionally, while our employees are not currently covered by any collective bargaining agreements, union organizers may engage in efforts to organize our employees and those of other restaurant companies. If a significant portion of our employees were to unionize, our labor costs could increase and it could negatively impact our culture, reduce our flexibility and disrupt our business. In addition, our responses to any union organizing efforts could negatively impact our reputation and dissuade guests from patronizing our restaurants.

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

While future sales growth will depend substantially on our opening new restaurants, changes in comparable restaurant sales (which represent the change in period-over-period sales for restaurants) will also affect our sales growth and will continue to be a critical factor affecting profit growth. This is because the profit margin on comparable restaurant sales is generally higher, as comparable restaurant sales increases enable fixed costs to be spread over a higher sales base. Conversely, declines in comparable restaurant sales can have a significant adverse effect on profitability due to the loss of the positive impact on profit margins associated with comparable restaurant sales increases. There is no assurance that comparable restaurant sales will increase in fiscal year 2023 due to, among other things, ongoing consumer and economic uncertainty.

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

Increases in Food Costs, Raw Materials and Other Supplies and Services Due to Inflation May Have a Material Adverse Impact on our Financial Performance.

Our operating margins depend on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including food and beverage costs, utilities and other supplies and services due to inflation. We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand. However, we are currently unable to contract for extended periods of time for certain of our commodities. Consequently, these commodities can be subject to unforeseen supply and cost fluctuations due to factors such as changes in demand patterns, increases in the cost of key inputs, fuel costs, weather and other market conditions outside of our control caused by inflation. Dairy costs can also fluctuate due to government regulation. Our suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants, higher minimum wage and benefit costs, and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us.

Shortages or Interruptions in the Supply of Food Offering Ingredients and/or Liquor Inventory Could Adversely Affect our Operating Results.

Our business is dependent on frequent and consistent deliveries of food offering ingredients and liquor inventory. We may experience shortages, delays or interruptions in the supply of ingredients and other supplies to our restaurants due to inclement weather, natural disasters, labor issues or other operational disruptions at our suppliers, distributors or transportation providers or other conditions beyond our control. In addition, we have a single or a limited number of suppliers for some of our ingredients, including baby back ribs. Although we believe we have potential alternative suppliers and sufficient reserves of food offering ingredients and liquor inventory, shortages or interruptions in our supply of food offering ingredients and liquor inventory could adversely affect our financial results.

Our Business Could Be Materially Adversely Affected If We Are Unable To Expand In A Timely And Profitable Manner.

To grow successfully, we must open new restaurants and/or package liquor stores on a timely and profitable basis. We have experienced delays in restaurant and/or package liquor store openings from time to time and may experience delays in the future. During our fiscal year 2022, we opened our new limited partnership owned restaurant in Sunrise, Florida (Store #85) for business and continued developing our new limited partnership owned restaurant in Miramar, Florida (Store #25), which we anticipate opening for business in February 2023. During our fiscal year 2022, we also continued developing our new package liquor store in Miramar, Florida (Store #24).

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

Due To Our Geographic Locations, Restaurants Are Subject To Climate Conditions That Could Affect Operations.

All but one (1) of our restaurants and package liquor stores are located in South Florida, with the remaining restaurant located in Central Florida. During hurricane season, (June 1 through November 30 each year), our restaurants and/or package liquor stores may face harsh weather associated with hurricanes and tropical storms. These harsh weather conditions may make it more difficult for customers to visit our restaurants and package liquor stores or may necessitate the closure of the stores and restaurants for a period of time. If customers are unable to visit our restaurants and/or package liquor stores, our sales and operating results may be negatively affected. Hurricane Ian, which struck the Southwest Coast of Florida on September 28, 2022 did not impact any of the Company’s locations.

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

Due to the anticipated active hurricane seasons in South Florida in the future, we may not be able to acquire windstorm insurance coverage for our restaurant and package liquor store locations on a year-to-year basis or may not be able to get adequate windstorm insurance coverage at reasonable rates. If we are unable to obtain windstorm insurance coverage or adequate windstorm insurance coverage at reasonable rates, then we will be self-insured for all or a part of the exposure for damages caused by a hurricane impacting South Florida, which may have a material adverse effect upon our financial condition and/or results of operations. We secured windstorm insurance coverage for the period commencing December 30, 2022 at a higher premium. (See Item 2. Subsequent Events for a discussion of windstorm insurance for the period commencing December 30, 2022 on page 38.)

Our Inability or Failure to Execute a Comprehensive Business Continuity Plan at our Restaurant Support Centers Following a Disaster or Force Majeure Event could have a Material Adverse Impact on our Business.

Many of our corporate systems and processes and corporate support for our restaurant and package liquor store operations are centralized at one location.  We have disaster recovery procedures and business continuity plans in place to address crisis-level events, including hurricanes and other natural disasters and back up and off-site locations for recovery of electronic and other forms of data and information and the COVID-19 pandemic has provided a limited test of our ability to manage our business remotely. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operation and exposure to administrative and other legal claims. In addition, these threats are constantly evolving, which increases the difficulty of accurately and timely predicting, planning for and protecting against the threat. As a result, our disaster recovery procedures and business continuity plans security may not adequately address all threats we face or protect us from loss.

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

The COVID-19 pandemic had a significant adverse impact on our customer traffic and ability to operate our restaurants and may do so again in the foreseeable future. Future pandemics and other diseases may have a similar or more severe impact.

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

If We Are Unable To Protect Our Customers’ Credit Card Data, We Could Be Exposed To Data Loss, Litigation And Liability, And Our Reputation Could Be Significantly Harmed.

In connection with credit card sales, we transmit confidential credit card information by way of secure private retail networks. Although we use private networks, third parties may have the technology or know-how to breach the security of the customer information transmitted in connection with credit card sales, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. If a person is able to circumvent these security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation, and liability, and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation. We have not experienced any security breaches to date.

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

Local Licensure, Zoning and Other Regulation

Each of our restaurants is also subject to state and local licensing and regulation by health, alcoholic beverage, sanitation, food and workplace safety and other agencies. We may experience material difficulties or failures in obtaining the necessary licenses or approvals for new restaurants, which could delay planned restaurant openings. In addition, stringent and varied requirements of local regulators with respect to zoning, use and environmental factors could delay or prevent development of new restaurants in particular locations.

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

Primarily due to the COVID-19 pandemic, our revenue derived from digital orders, which includes delivery and customer pickup has increased substantially. While we are uncertain as to whether this business will continue to increase and/or be significant, we have implemented technology, targeted advertising and promotions and to some extent remodeled our restaurants, to accommodate the growth of our digital business. If we do not continue to grow our digital business, it may be difficult for us to recoup these costs or achieve our sales growth potential. We rely on third-party delivery services to fulfill package store delivery orders, and the ordering and payment platforms used by these third-parties, or online ordering system, could be interrupted by technological failures, user errors, cyber-attacks or other factors, which could adversely impact sales through these channels and negatively impact our reputation. Additionally, our delivery partners are responsible for order fulfillment and errors or failures to make timely deliveries could cause guests to stop ordering from us. The third-party delivery business is competitive, with a number of players competing for market share and delivery drivers. If the third-party delivery services that we utilize cease or curtail operations, increase their fees, or give greater priority or promotions on their platforms to our competitors, our delivery business and our sales may be negatively impacted

Our institutional lender no longer originates, renews or modifies loans at LIBOR effective January 1, 2022.

Effective January 1, 2022, our institutional lender no longer originates, renews or modifies loans at LIBOR, except in limited situations. The limited exceptions include our LIBOR transactions which reduce or hedge our LIBOR exposure on contracts entered into before January 1, 2022. As of October 1, 2022, we had two variable rate instruments outstanding that are impacted by changes in interest rates. The interest rate of the first variable rate debt instrument is equal to the lender’s LIBOR Rate plus two and one-quarter percent (2.25%) per annum and was paid in full subsequent to October 1, 2022. The second variable rate debt instrument is equal to the lender’s BSBY Screen Rate plus one and one-half percent (1.50%) per annum. As a means of managing our interest rate risk on the second debt instrument, we entered into an interest rate swap agreement with our unrelated third party lender to convert this variable rate debt obligation to fixed rate.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1B.

ITEM 2.	PROPERTIES.

Our operations are conducted primarily on leased property with the exception of the following:

(i)	a 10,000 square foot stand-alone building located in Fort Lauderdale, Florida that we purchased in December 1999, which since April 2001 has housed our corporate headquarters;

(ii)	a 4,600 square foot stand-alone building located in Hallandale, Florida that we purchased in July 2006 and which since September 1968 has housed our Hallandale, Florida Company-owned combination restaurant and package liquor store (Store #31);

(iii)	a 4,120 square foot stand-alone building in Hollywood, Florida we constructed in November 2003, upon real property we acquired in September 2001 pursuant to a 25 year ground lease interest, (a portion of this building is leased to an unaffiliated third party), and which since November 2003 has housed our Hollywood, Florida Company-owned package liquor store (Store #4);

(iv)	a 4,500 square foot stand-alone building located in Hollywood, Florida that we purchased in October 2009 and which housed our Hollywood, Florida Company-owned combination restaurant and package liquor store (Store #19) from March, 1972 until it was destroyed by fire on October 2, 2018 and the vacant parcel of real property adjacent thereto which we purchased in February 2015. Subsequent to the fire, (i) we have constructed a 3,000 square foot stand-alone building on the vacant parcel of real property for the operation of our Company-owned package liquor store (Store #19P), which opened for business subsequent to the end of our fiscal year 2022; and (ii) are constructing a 4,500 square foot stand-alone building here for the operation of the Company-owned restaurant, (Store #19R), which we anticipate will open for business subsequent to our fiscal year end 2023.

(v)	a 4,600 square foot stand-alone building located in Fort Lauderdale, Florida that we purchased in August 2010 and which since December 1968 has housed our Fort Lauderdale, Florida Company-owned restaurant (Store #22);

(vi)	a 5,100 square foot stand-alone building in North Miami, Florida that we purchased in November 2010; the two parcels of real property adjacent thereto which we purchased in December 2012, one of which is contiguous to the real property and which we previously leased for non-exclusive parking and the vacant parcel of real property adjacent to the two parcels of real property which we purchased in March 2017. The stand-alone building housed our North Miami, Florida Company-owned combination restaurant and package liquor store, (Store #20), from July, 1968 until June 2017 when the package liquor store was re-located to a new building we constructed on the adjacent property;

(vii)	a 23,678 square foot two building shopping center in Miami, Florida that we purchased in November 2010: (A) one stand-alone building, approximately 18,828 square feet, (i) houses our recently opened (October 2019) new package liquor store and (ii) is otherwise leased to ten unaffiliated third party retailers; and (B) the second stand-alone building, approximately 4,850 square feet, has housed our limited partnership owned Kendall, Florida based restaurant since April 4, 2000, (Store #70);

(viii)	a 6,400 square foot building in Fort Lauderdale, Florida that we purchased in February 2014, 4,000 square feet of which has been leased to a related franchisee (Store #15) since April 1, 1997 and the balance (2,400 square feet) of which we use as storage. In August 2018 we purchased the real property and quadraplex adjacent thereto to insure adequate parking for the franchised restaurant in the future, if needed;

(ix)	a 6,000 square foot stand-alone building in Fort Lauderdale, Florida and the vacant real property diagonally adjacent that we purchased in October 2015, which we use as office and warehouse space, covered parking for our food truck and as a storage yard; and

(x)	a 6,900 square foot stand-alone building in Sunrise, Florida, which we purchased in March, 2021 and houses our limited partnership owned Sunrise, Florida based restaurant, (Store #85), which opened for business in March, 2022.

All of our units require periodic refurbishing in order to remain competitive. We have budgeted $650,000 for our refurbishing program for fiscal year 2023, although capital expenditures of our refurbishing program for our fiscal year 2023 may be significantly higher. See Item 7, "Liquidity and Capital Resources" for discussion of the amounts spent in fiscal year 2022.

The following table summarizes information related to the properties upon which our operations are conducted. For all locations that include lease options, the lessor must extend the term of the lease for a location if we exercise the lease option. If there is no lease option or if we do not exercise the same, the lessor is not required to extend the term of the lease upon expiration.

Name and Location	Approx. Square Footage	Seats	Franchised/ Owned by	Lease Terms
Big Daddy's Liquors #4 Flanigan's Enterprises Inc. (5) 7003 Taft Street Hollywood, Florida	1,978	N/A	Company	3/1/02 to 2/28/27 Options to 2/28/47
Big Daddy's Liquors #7 Flanigan's Enterprises, Inc. 1550 W. 84th Street Hialeah, Florida	1,450	N/A	Company	11/1/00 to 10/31/25
Big Daddy's Liquors #8 Flanigan's Enterprises, Inc. 959 State Road 84 Fort Lauderdale, Florida	4,084	N/A	Company	5/1/99 to 4/30/24 Option to 4/30/29
Flanigan’s Seafood Bar and Grill #9 Flanigan’s Enterprises, Inc. 1550 W. 84th Street Hialeah, Florida	4,700	130	Company	1/1/10 to 12/31/24 Options to 12/31/49
Flanigan's Legends Seafood Bar and Grill #11 11 Corporation, Inc. (1) 330 Southern Blvd. W. Palm Beach, Florida	5,000	150	Franchise	1/4/00 to 1/3/25
Flanigan's Seafood Bar and Grill #12 Flanigan’s Enterprises, Inc. 2405 Tenth Ave. North Lake Worth, Florida	5,000	180	Company	11/16/92 to 11/15/23 Options to 11/15/38
Flanigan's Seafood Bar and Grill #14 Big Daddy's #14, Inc. (1) (4) 2041 NE Second St. Deerfield Beach, Florida	3,320	90	Franchise	6/1/79 to 6/1/24 Options to 6/1/34
Flanigan’s Seafood Bar and Grill #15 CIC Investors #15 Ltd. (1) (7) 1479 E. Commercial Blvd. Ft. Lauderdale, Florida	4,000	90	Franchise/ Limited Partnership	1/1/09 to 8/31/26 Options to 8/31/36

Name and Location	Approx. Square Footage	Seats	Franchised/ Owned by	Lease Terms
Flanigan’s Seafood Bar and Grill #18 Twenty Seven Birds Corp. (1) (2) 2721 Bird Avenue Miami, Florida	4,500	200	Franchise	2/15/72 to 12/31/25 Options to 12/31/35
Big Daddy's Liquors #18 Twenty Seven Birds Corp. (1) (2) 2988 S.W. 27th Avenue Miami, Florida	3,000	N/A	Franchise	2/15/72 to 12/31/25 Options to 12/31/35
Flanigan’s Wine & Liquors #19 (8) Flanigan’s Enterprises, Inc. 7990 Davie Road Extension Hollywood, Florida	3,000	N/A	Company	Company-Owned
Flanigan’s Seafood Bar and Grill #19 (9) Flanigan’s Enterprises, Inc. 2505 N. University Dr. Hollywood, Florida	4,500	160	Company	Company-Owned
Flanigan's Seafood Bar and Grill #20 Flanigan's Enterprises, Inc. 13205 Biscayne Blvd. North Miami, Florida	5,100	150	Company	Company-Owned
Big Daddy’s Liquors #20 Flanigan's Enterprises, Inc. 13185 Biscayne Blvd. North Miami, Florida	2,500	N/A	Company	Company-Owned
Flanigan's Seafood Bar and Grill #22 Flanigan's Enterprises, Inc. 2600 W. Davie Blvd. Ft. Lauderdale, Florida	4,100	200	Company	Company-Owned
Big Daddy’s Wine & Liquors #24 Flanigan’s Enterprises, Inc. (12) 11225 Miramar Parkway, #245 Miramar, Florida	2,000	N.A.	Company	3/5/22 to 3/5/32 Options to 3/5/47

Name and Location	Approx. Square Footage	Seats	Franchised/ Owned by	Lease Terms
Brendan’s Sports Pub	3,500	85	Company	6/16/22 to 6/30/72
Flanigan’s Enterprises, Inc. 868 S. Federal Highway Pompano Beach, Florida
Flanigan's Seafood Bar and Grill #31 Flanigan's Enterprises, Inc. 4 N. Federal Highway Hallandale, Florida	4,600	150	Company	Company-Owned
Flanigan's Seafood Bar and Grill #33 Flanigan’s Enterprises, Inc. 45 S. Federal Highway Boca Raton, Florida	4,620	130	Company	10/1/10 to 6/30/30
Big Daddy's Liquors #34 Flanigan's Enterprises, Inc. 9494 Harding Ave. Surfside, Florida	3,000	N/A	Company	5/29/97 to 5/28/27 Options to 5/28/37
Flanigan's Seafood Bar and Grill #40 Flanigan's Enterprises, Inc. 5450 N. State Road 7 N. Lauderdale, Florida	4,600	140	Company	Company-Owned
Piranha Pat's #43 BD 43 Corporation (1) (2) 2500 E. Atlantic Blvd. Pompano Beach, Florida	4,500	90	Franchise	12/1/72 to 11/30/27
Big Daddy’s Liquors #45 Flanigan’s Enterprises, Inc. 12776 S.W. 88th Street Miami, Florida	3,250	N/A	Company	7/1/19 to 6/30/24 Options to 6/30/34
Big Daddy's Liquors #47 Flanigan's Enterprises, Inc. (3) 8600 Biscayne Blvd. Miami, Florida	6,000	N/A	Company	12/21/68 to 1/1/30 Options to 1/1/50
Flanigan’s Seafood Bar and Grill #13 CIC Investors #13, Ltd. 11415 S. Dixie Highway Pinecrest, Florida	8,000	200	Limited Partnership	6/01/91 to 1/31/31 Option to 1/31/36

Name and Location	Approx. Square Footage	Seats	Franchised/ Owned by	Lease Terms
Flanigan’s #25 CIC Investors #25, Ltd. (11) 11225 Miramar Parkway, #250 Miramar, Florida	6,000	200	Limited Partnership	3/5/22 to 3/5/32 Options to 3/5/47
Flanigan’s Seafood Bar and Grill #50 CIC Investors #50, Ltd. 17185 Pines Boulevard Pembroke Pines, Florida	4,000	200	Limited Partnership	10/24/06 to 10/23/26 and Options to 10/23/31
Flanigan’s Seafood Bar and Grill #55 CIC Investors #55, Ltd. 2190 S. University Drive Davie, Florida	5,900	200	Limited Partnership	1/5/07 to 12/31/26 Option to 12/31/31
Flanigan’s Seafood Bar and Grill #60 CIC Investors #60 Ltd. 9516 Harding Avenue Surfside, Florida	6,800	200	Limited Partnership	8/1/97 to 12/31/26
Flanigan’s Seafood Bar and Grill #65 CIC Investors #65, Ltd. 2335 State Road 7, Suite 100 Wellington, Florida	6,128	200	Limited Partnership	5/01/05 to 6/30/25
Flanigan's Seafood Bar and Grill #70 CIC Investors #70 Ltd. 12790 SW 88 St. Miami, Florida	4,850	200	Limited Partnership	4/1/00 to 3/31/25 Option to 3/31/30
Flanigan’s Seafood Bar and Grill #75 Flanigan’s Enterprises, Inc. 950 S. Federal Highway Stuart, Florida	7,000	200	Company	5/1/10 to 4/30/26 Option to 4/30/31
Flanigan's Seafood Bar and Grill #80 CIC Investors #80 Ltd. 8695 N.W. 12th St Miami, Florida	5,000	165	Limited Partnership	6/15/01 to 2/14/24 Options to 2/14/39
Flanigan's Seafood Bar and Grill #85 CIC Investors #85 Ltd. (10) 14301 W. Sunrise Blvd. Sunrise, Florida	6,900	200	Limited Partnership	3/1/19 to 2/28/29 Options to 2/28/44 Company-Owned

Name and Location	Approx. Square Footage	Seats	Franchised/ Owned by	Lease Terms
Flanigan's Seafood Bar and Grill #90 CIC Investors #90 Ltd. 9857 S.W. 40th Street Miami, Florida	6,400	200	Limited Partnership	4/1/11 to 3/31/31 Option to 3/31/36
Flanigan's Seafood Bar and Grill #95 Flanigan’s Enterprises, Inc. 2460 Weston Road Weston, Florida	5,700	235	Company	10/1/17 to 9/30/27 Option to 9/30/32
Flanigan’s Calusa Center, LLC (6) 12750 – 12790 S.W. 88th Street Miami, Florida	23,700		Company	Company-owned shopping center

---------------------------------------------

(1)	Franchised by Company.

(2)	Lease assigned to franchisee. We are no longer contingently liable on the lease.

(3)	In 1974, we sold and assigned the underlying ground lease to unaffiliated third parties and simultaneously subleased it back. We have re-purchased from the unaffiliated third parties and currently own 52% of the underlying ground lease, as well as the sublease agreement. As a result, we pay all rent due under the ground lease, but only 48% of the rent due under the sublease agreement.

(4)	Effective December 1, 1998, we purchased the Management Agreement to operate the franchised restaurant for the franchisee.

(5)	Ground lease executed by us on September 25, 2001. We constructed a 4,120 square foot building, of which 1,978 square feet is used by us for the operation of a package liquor store and the other 2,142 square feet is subleased to an unaffiliated third party as retail space. The package liquor store opened for business on November 17, 2003.

(6)	During the first quarter of our fiscal year 2012, our wholly owned subsidiary, Flanigan’s Calusa Center, LLC, closed on the purchase of a two building shopping center in Miami, Florida, which consists of (i) one stand-alone building which is leased to ten unaffiliated third parties and houses our recently opened (October 2019) package liquor store (approximately 3,250 square feet) and (ii) a second stand-alone building where our limited partnership owned restaurant located at 12790 SW 88th Street, Miami, Florida, (Store #70), operates.

(7)	During the second quarter of our fiscal year 2014, we closed on the purchase of the building in Fort Lauderdale, Florida, which is leased to our franchisee owned restaurant located at 1479 E. Commercial Boulevard, Fort Lauderdale, Florida, (Store #15).

(8)	During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), was damaged by a fire and was forced to close. We determined that Store #19 should be demolished and rebuilt as separate buildings. As a result, the package liquor store has been closed since our first quarter year 2019, but re-opened for business subsequent to the end of our fiscal year 2022 in a newly constructed stand-alone building.

(9)	During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), was damaged by a fire and was forced to close. We determined that Store #19 should be demolished and rebuilt as separate buildings. As a result, the restaurant has been closed since our first quarter year 2019.

(10)	During the second quarter of our fiscal year 2019, we entered into a lease for this location, which lease was subsequently assigned to a limited partnership. We raised funds to renovate this new location for operation as a “Flanigan’s Seafood Bar and Grill” restaurant using our limited partnership ownership model. The option to purchase was retained by the Company when the lease was assigned to the limited partnership and the option to purchase was exercised by the Company during the second quarter of our fiscal year 2021. This new restaurant opened for business during the second quarter of our fiscal year 2022.

(11)	During the fourth quarter of our fiscal year 2019, we entered into a lease for this location, which lease was subsequently assigned to a limited partnership. We raised funds to renovate this new location for operation as a “Flanigan’s” restaurant using our limited partnership ownership model, which location we believe will open for business in February, 2023.

(12)	During the fourth quarter of our fiscal year 2019, we entered into a lease for this location. We are developing this new location for operation as a “Big Daddy’s Wine & Liquors” retail package liquor store.

Casualty Loss

During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) was damaged by a fire and was forced to close. Due to the damage caused by the fire, we determined that Store #19 should be demolished and rebuilt and as a result, the package liquor store and restaurant were closed for our fiscal years 2022, 2021, 2020 and 2019. The package liquor store re-opened for business subsequent to the end of our fiscal year 2022 in a newly constructed stand-alone building. We believe the restaurant will reopen for business in our fiscal year 2024 in a newly constructed stand-alone building where our combination package liquor store and restaurant at 2505 N. University Drive, Hollywood, Florida was previously located.

Private Offerings

CIC Investors #85, Ltd. (Flanigan’s, Sunrise, Florida)

On February 15, 2022, a Florida limited partnership (CIC Investors #85, Ltd.) in which the Company serves as general partner, completed a private placement of 1,000 Units of limited partnership interests at $5,000 per Unit for proceeds of $5,000,000, 74 Units of which ($370,000) were purchased by the Company upon the same terms and conditions as all other investors. The proceeds of the private placement were used to satisfy (including reimbursement to us for advances we have made), build-out and renovation expenses and the purchase of such furniture, fixtures and equipment necessary for operation of our Sunrise, Florida restaurant under the service mark “Flanigan’s”, which commenced operations on March 22, 2022. Capital raised from private investors is credited to sale of noncontrolling interests in our Statements of Stockholders’ Equity.

Under ASC 810, Consolidation, the Company, which is the entity issuing financial statements, is required to consolidate CIC Investors #85, Ltd. as we have a controlling interest in CIC Investors #85, Ltd. as general partner, although the Company only has a 7.40% ownership.

CIC Investor #25, Ltd. (Flanigan’s, Miramar, Florida)

On February 15, 2022, a Florida limited partnership (CIC Investors #25, Ltd.) in which the Company serves as general partner, completed a private placement of 800 Units of limited partnership interests at $5,000 per Unit for gross proceeds of $4,000,000. No units of limited partnership interest were purchased by the Company. The proceeds of the private placement are being used to satisfy (including reimbursement to us for advances we have made), build-out and renovation expenses and the purchase of such furniture, fixtures and equipment necessary for operation of our Miramar, Florida restaurant under the service mark “Flanigan’s”, which we believe will commence operations in February, 2023. Capital raised from private investors is credited to sale of noncontrolling interests in our Statements of Stockholders’ Equity.

Under ASC 810, Consolidation, the Company, which is the entity issuing financial statements, is required to consolidate CIC Investors #25, Ltd. as we have a controlling interest in CIC Investors #25, Ltd. as general partner, although the Company has no direct ownership.

Execution of Lease for New Location; Business Acquisition of “Brendan’s Sports Pub”

Lease

Pompano Beach, Florida (Brendan’s Sports Pub)

During the third quarter of our fiscal year 2022, we entered into a Lease (the “BSP Lease”) with a non-affiliated third party from whom we rented approximately 3,556 square feet of commercial space located at 868 South Federal Highway, Pompano Beach, Florida, where we operate “Brendan’s Sports Pub” (Store #30), the assets of which we simultaneously purchased. The term of the BSP Lease is for fifty (50) years, triple net to the landlord with fixed rent of $78,000 per year, with two (2%) percent annual increases commencing in year five.

Assets

Brendan’s Sports Pub, Pompano Beach, Florida

During the third quarter of our fiscal year 2022 and simultaneously with the execution of the BSP Lease, we purchased the assets of the business known as “Brendan’s Sports Pub” located at 868 South Federal Highway, Pompano Beach, Florida for a purchase price of $75,000, including but not limited to the furniture, fixtures, equipment and service mark, “Brendan’s Sports Pub”, but excluding the 4 COP liquor license used in the operation of the business. We did not assume any obligations of the business.

We accounted for the purchase of the assets of the business known as “Brendan’s Sports Pub” as a business combination that is insignificant for purposes of all of the disclosures required under ASC 805.

Purchase of 4 COP Liquor License

During our fiscal year 2022, we purchased a 4 COP Quota Liquor License for Broward County, Florida from an unrelated third party for $445,000. The liquor license is currently inactive, but we intend to use it in connection with the operation of the package liquor store we are developing in Miramar, Florida. The 4 COP quota liquor license for Broward County, Florida which we purchased during the third quarter of our fiscal year 2021 and was inactive, was transferred for use in our operation of “Brendan’s Sports Pub”.

Re-Financing of Existing Mortgages

Re-Finance of Mortgage on Real Property – Fort Lauderdale, Florida

During our fiscal year 2022, we requested and received a loan advance of $697,000 from an entity managed by a member of our Board of Directors who is also our Chief Financial Officer, which entity currently holds a first priority mortgage note on our real property and improvements where our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida operates (the “West Davie Mortgage Note”). Including the $697,000 advance, the principal amount outstanding amount owed under the West Davie Mortgage Note as of October 1, 2022 is $1,100,000. The West Davie Mortgage Note accrues interest at 6% annually, (increased from 5% annually), is amortizable over 15 years with monthly installments of principal and interest of approximately $9,300 required to be made and a final balloon payment of approximately $487,000 required to be made August 1, 2032.

Re-Finance of Mortgage on Real Property – Hallandale Beach, Florida

During our fiscal year 2022, we re-financed our mortgage debt with our non-affiliated third-party lender relating to our real property located at 4 N. Federal Highway, Hallandale, Florida where our combination package liquor store and restaurant (Store #31) operates and borrowed an additional $8,012,000 increasing the principal balance owed by us to $8,900,000, (the “$8.90M Mortgage”). The $8.90M Mortgage bears interest at a variable rate equal to the BSBY Screen Rate – 1 Month plus 1.50%. We entered into an interest rate swap agreement to hedge the interest rate risk, which fixed the interest rate on the $8.90M Mortgage at 4.90% per annum throughout its term. The $8.90M Mortgage is fully amortized over fifteen (15) years, with our monthly payment of principal and interest totaling $33,000.

Subsequent Events

Re-Opening of Re-Constructed Package Liquor Store – Hollywood, Florida

Subsequent to the end of our fiscal year 2022, the package liquor store which was formerly a part of our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) and was forced to close due to damage from a fire during the first quarter of our fiscal year 2019 re-opened for business in a newly constructed, free-standing building on the adjacent property located at 7990 Dave Road Extension, Hollywood, Florida (Store #19P).

Insurance Premiums

Subsequent to the end of our fiscal year 2022, for the policy year commencing December 30, 2022, we bound coverage on the following property, general liability, excess liability and terrorist policies with premiums totaling approximately $3.281 million, which property, general liability, excess liability and terrorist insurance includes coverage for our franchises (which is $658,000), which are not included in our consolidated financial statements:

(i)       For the policy year beginning December 30, 2022, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers. The one (1) year general liability insurance premium is in the amount of $512,000;

(ii)        For the policy year beginning December 30, 2022, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers. The one (1) year general liability insurance premium is in the amount of $672,000;

(iii)       For the policy year beginning December 30, 2022, our automobile insurance is a one (1) year policy. The one (1) year automobile insurance premium is in the amount of $190,000;

(iv)       For the policy year beginning December 30, 2022, our property insurance is a one (1) year policy. The one (1) year property insurance premium is in the amount of $1,248,000;

(v)       For the policy year beginning December 30, 2022, our excess liability insurance is a one (1) year policy. The one (1) year excess liability insurance premium is in the amount of $634,000;

(vi)        For the policy year beginning December 30, 2022, our terrorist insurance is a one (1) year policy. The one (1) year terrorist insurance premium is in the amount of $14,000; and

(vii)        For the policy year beginning December 30, 2022, our equipment breakdown insurance is a one (1) year policy. The one (1) year equipment breakdown insurance premium is in the amount of $11,000.

Of the $3,281,000 annual premium amounts, which includes coverage for our franchises which are not included in our consolidated financial statements, we paid the annual premium amounts in full with no financing due to high interest rates.

Payoff of Term Loan

Subsequent to the end of our fiscal year 2022, we satisfied the principal balance and all accrued interest due on our $5.5 million term loan to our unrelated lender. The outstanding principal balance ($367,000) and accrued interest ($-0-) was paid in full on December 28, 2022.

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

Holders

As of the close of business on December 8, 2022, there were approximately 159 holders of record of our common stock.

Dividend Policy

During our fiscal year 2022, our Board of Directors declared a cash dividend of $1.00 per share to shareholders of record on March 31, 2022 and paid on April 19, 2022. During our fiscal year 2021, we did not declare or pay a cash dividend on our capital stock. Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant.

Issuer Repurchases of Equity Securities

Pursuant to a discretionary plan approved by the Board of Directors at its meeting on May 17, 2007, the Board of Directors authorized management to purchase up to 100,000 shares of our common stock, at a purchase price up to $15.00 per share. Since the Board’s 2007 authorization, we have purchased an aggregate of 34,586 shares, none of which were purchased by us in our fiscal year 2022. As of October 1, 2022, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the captions “Risk Factors”. In addition, the following discussion and analysis should be read in conjunction with the 2022 and 2021 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere in this report.

OVERVIEW

Financial Information Concerning Industry Segments

Our business is conducted principally in two segments: the restaurant segment and the package liquor store segment. Financial information broken into these two principal industry segments for the two fiscal years ended October 1, 2022 and October 2, 2021 is set forth in the Consolidated Financial Statements which are attached hereto.

General

As of October 1, 2022, we (i) operated 30 units, consisting of restaurants, sports bar, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and (ii) franchises an additional five units, consisting of two restaurants (one of which we operate) and three combination restaurants/package liquor stores. An additional limited partnership owned restaurant located at 11225 Miramar Parkway #250, Miramar, Florida (Store #25) is expected to open for business in February, 2023.

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

RESULTS OF OPERATIONS

REVENUES (in thousands):

	52 Weeks Ended		52 Weeks Ended
	October 1, 2022		October 2, 2021
	Amount (In thousands)	Percent	Amount (In thousands)	Percent
Restaurant food sales	$97,429	62.7%	$84,466	62.7%
Restaurant bar sales	26,198	16.9%	20,832	15.5%
Package store sales	31,692	20.4%	29,304	21.8%

Total Sales	$155,319	100.00%	$134,602	100.00%

Franchise related revenues	1,826		1,673
Rental income	814		770
Other operating income	173		262

Total Revenue	$158,132		$137,307

Comparison of Fiscal Years Ended October 1, 2022 and October 2, 2021

Revenues. Total revenue for our fiscal year 2022 increased $20,825,000 or 15.17% to $158,132,000 from $137,307,000 for our fiscal year 2021 due primarily to increased package liquor store and restaurant sales, increased menu prices, revenue generated from the opening of our limited partnership owned restaurant in Sunrise, Florida, (Store #85) in March 2022 and the comparatively less adverse effects of COVID-19 on our operations during our fiscal year 2022 as compared with our fiscal year 2021. Effective October 3, 2021 and then effective December 19, 2021 we increased menu prices for our food offerings to target an increase to our food revenues of approximately 2.38% and 3.34% annually, respectively, to offset higher food costs and higher overall expenses and effective December 12, 2021 we increased menu prices for our bar offerings to target an increase to our bar revenues of approximately 7.80% annually, (collectively the “Recent Price Increases”). Prior to these increases, we previously raised menu prices in the third quarter of our fiscal year 2021.

Restaurant Food Sales. Restaurant revenue generated from the sale of food, including non-alcoholic beverages, at restaurants totaled $97,429,000 for our fiscal year 2022 as compared to $84,466,000 for our fiscal year 2021. The increase in restaurant food sales for our fiscal year 2022 as compared to restaurant food sales during our fiscal year 2021 is attributable to the Recent Price Increases, restaurant food sales generated from the opening of our limited partnership owned restaurant in Sunrise, Florida, (Store #85) in March 2022, the opening of Brendan’s Sports Pub (Store #30) in June, 2022 and the comparatively greater adverse effects of COVID-19 on our operations during our fiscal year 2021 as compared with our fiscal year 2022. Comparable weekly restaurant food sales (for restaurants open for all of our fiscal years 2022 and 2021 respectively, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships, (excluding our Sunrise, Florida location, (Store #85), and Brendan’s Sports Pub, (Store #30), both of which opened for business during the second quarter of our fiscal year 2022) was $1,798,000 and $1,610,000 for our fiscal years 2022 and 2021, respectively, an increase of 11.68%. Comparable weekly restaurant food sales for Company owned restaurants only was $886,000 and $797,000 for our fiscal years 2022 and 2021, respectively, an increase of 11.17%. Comparable weekly restaurant food sales for affiliated limited partnership owned restaurants only, (excluding Store #85 which opened for business during the second quarter of our fiscal year 2022), was $912,000 and $813,000 for our fiscal years 2022 and 2021 respectively, an increase of 12.18%. We expect that restaurant food sales, including non-alcoholic beverages, for our fiscal year 2023 will increase due to increased restaurant traffic and the opening for business of the 2023 Miramar Restaurant during our fiscal year 2023.

Restaurant Bar Sales. Restaurant revenue generated from the sale of alcoholic beverages at restaurants totaled $26,198,000 for our fiscal year 2022 as compared to $20,832,000 for our fiscal year 2021. The increase in restaurant bar sales during our fiscal year 2022 is primarily due to the Recent Price Increases, restaurant bar sales generated from the opening of our limited partnership owned restaurant in Sunrise, Florida, (Store #85) in March 2022, the opening of Brendan’s Sports Pub (Store #30) in June, 2022 and the comparatively more adverse effects of COVID-19 on our operations during our fiscal year 2021 as compared with our fiscal year 2022. Comparable weekly restaurant bar sales (for restaurants open for all of our fiscal years 2022 and 2021 respectively, which consists of nine restaurants owned by us and eight restaurants owned by affiliated limited partnerships, (excluding our Sunrise, Florida location (Store #85) and Brendan’s Sports Pub (Store #30) both of which opened for business during the second quarter of our fiscal year 2022) was $487,000 for our fiscal year 2022 and $401,000 for our fiscal year 2021, an increase of 21.45%. Comparable weekly restaurant bar sales for Company owned restaurants only was $211,000 and $172,000 for our fiscal years 2022 and 2021, respectively, an increase of 22.67%. Comparable weekly restaurant bar sales for affiliated limited partnership owned restaurants only was $276,000 and $229,000 for our fiscal years 2022 and 2021 respectively, an increase of 20.05%. We expect that restaurant bar sales for our fiscal year 2023 will increase due to increased restaurant traffic and the opening for business of the 2023 Miramar Restaurant during our fiscal year 2023.

Package Liquor Store Sales. Revenue generated from sales of liquor and related items at package liquor stores totaled $31,692,000 for our fiscal year 2022 as compared to $29,304,000 for our fiscal year 2021, an increase of $2,388,000. This increase was primarily due to increased package liquor store traffic due to what appears to be continued increased demand for package liquor store products resulting from the COVID-19 pandemic. The weekly average of same store package liquor store sales, which includes nine (9) Company-owned package liquor stores, (excluding Store #19, which was closed for our fiscal years 2022 and 2021 due to a fire on October 2, 2018 but re-opened subsequent to our fiscal year ended October 1, 2022), was $609,000 and $564,000 for our fiscal years 2022 and 2021 respectively, an increase of 7.98%. We expect that package liquor store sales for our fiscal year 2023 will increase due to increased package liquor store traffic and the opening of the package liquor stores located at 7990 Davie Road Extension, Hollywood, Florida (Store #19P) which opened for business subsequent to our fiscal year end 2023 and 11225 Miramar Parkway, Miramar, Florida (Store #24) which we anticipate will open for business during our fiscal year 2023.

Operating Costs and Expenses. Operating costs and expenses, (consisting of cost of merchandise sold, payroll and related costs, occupancy costs and selling, general and administrative expenses), for our fiscal year 2022 increased $22,546,000 or 17.52% to $151,202,000 from $128,657,000 for our fiscal year 2021. The increase was primarily due to increased payroll and an expected general increase in food costs, costs and expenses incurred from the opening of our limited partnership owned restaurant in Sunrise, Florida, (Store #85) in March 2022, Brendan’s Sports Pub (Store #30) in June, 2022, pre-opening expenses from our limited partnership owned restaurant in Miramar, Florida (Store # 25) and pre-opening expenses from our package liquor store in Miramar, Florida, (Store #24), partially offset by actions taken by management to reduce and/or control costs. We anticipate that our operating costs and expenses will continue to increase through our fiscal year 2023. Operating costs and expenses increased as a percentage of total revenue to approximately 95.62% in our fiscal year 2022 from 93.70% in fiscal year 2021.

Gross Profit. Gross profit is calculated by subtracting the cost of merchandise sold from sales.

Restaurant Food and Bar Sales. Gross profit for food and bar sales for our fiscal year 2022 increased to $79,072,000 from $69,325,000 for our fiscal year 2021. Our gross profit margin for restaurant food and bar sales (calculated as gross profit reflected as a percentage of restaurant food and bar sales), was 63.96% for our fiscal year 2022 and 65.84% for our fiscal year 2021. Gross profit margin for restaurant food and bar sales decreased during our fiscal year 2022 when compared to our fiscal year 2021 due to higher food costs, partially offset by, among other things, the Recent Price Increases which did not fully absorb increased costs of restaurant food and bar sales.

Package Liquor Store Sales. Gross profit for package store sales for our fiscal year 2022 increased to $8,382,000 from $6,956,000 for our fiscal year 2021. Our gross profit margin, (calculated as gross profit reflected as a percentage of package liquor store sales), for package store sales was 26.45% for our fiscal year 2022 and 23.74% for our fiscal year 2021. We anticipate that the gross profit margin for package liquor store merchandise will decrease during our fiscal year 2023 due to higher costs and a reduction in pricing of certain package store merchandise to be more competitive.

Payroll and Related Costs. Payroll and related costs for our fiscal year 2022 increased $6,271,000 or 14.43% to $49,736,000 from $43,465,000 for our fiscal year 2021. Payroll and related costs for our fiscal year 2022 were higher due primarily to the opening of our limited partnership owned restaurant in Sunrise, Florida, (Store #85) in March 2022, Brendan’s Sports Pub (Store #30) in June, 2022 and higher costs for employees such as cooks. Payroll and related costs as a percentage of total revenue was 31.45% for our fiscal year 2022 and 31.66% of total revenue for our fiscal year 2021.

Occupancy Costs. Occupancy costs (consisting of percentage rent, common area maintenance, repairs, real property taxes, amortization of leasehold purchases and rent expense associated with operating lease liabilities under ASC 842) for our fiscal year 2022 increased $436,000 or 6.61% to $7,031,000 from $6,595,000 for our fiscal year 2021. The increase in occupancy costs was primarily due to the commencement of rent for our retail package liquor store which we are developing located at 11225 Miramar Parkway, #245, Miramar, Florida (Store #24) and our restaurant location which we are developing located at 11225 Miramar Parkway, #250, Miramar, Florida (Store #25) during the second quarter of our fiscal year 2022, both of which we anticipate will open during our fiscal year 2023 and Brendan’s Sports Pub (Store #30) which we acquired and opened for business in June, 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (consisting of general corporate expenses, including but not limited to advertising, insurance, professional costs, clerical and administrative overhead) for our fiscal year 2022 increased $6,296,000 or 31.05% to $26,571,000 from $20,275,000 for our fiscal year 2021. Selling, general and administrative expenses increased as a percentage of total revenue in our fiscal year 2022 to 16.80% as compared to 14.77% in our fiscal year 2021, due primarily to increases in expenses across all categories. We anticipate that our selling, general and administrative expenses as a percentage of total revenue will increase during our fiscal year 2023 due primarily to increases across all categories.

Depreciation and Amortization. Depreciation and amortization expense for our fiscal year 2022, which is included in selling, general and administrative expenses, decreased $51,000 or 1.67% to $3,012,000 from $3,063,000 from our fiscal year 2021. As a percentage of total revenue, depreciation and amortization expense was 1.90% of revenue for our fiscal year 2022 and 2.23% of revenue for our fiscal year 2021.

Interest Expense, Net. Interest expense, net, for our fiscal year 2022 decreased $181,000 to $757,000 from $938,000 for our fiscal year 2021. Interest expense, net, decreased for our fiscal year 2022 due to the forgiveness of principal and all accrued interest on the borrowing by certain of our limited partnerships of an additional $3.35 million of 2nd PPP Loans during the first quarter of our fiscal year 2022, partially offset by interest on our borrowing of $4,300,000 during the third quarter of our fiscal year 2021 from an unrelated third party lender to re-finance our mortgage loan of our property located at 13105 – 13205 Biscayne Boulevard, North Miami, Florida (Store #20). Interest expense, net, will increase for our fiscal year 2023 due to interest on our borrowing of $8,900,000 during the fourth quarter of our fiscal year 2022 from an unrelated third party lender to re-finance the mortgage loan on our property located at 4 N. Federal Highway, Hallandale Beach, Florida (Store #31).

Income Taxes. Income tax for our fiscal year 2022 was an expense of $763,000, as compared to an expense of $1,185,000 for our fiscal year 2021. Income taxes as a percentage of income before provision for income taxes increased for our fiscal year 2022 (7.78%) as compared to our fiscal year 2021 (6.60%) due primarily to the higher income attributable to the forgiveness of debt of certain of our PPP Loans during our fiscal year 2021.

Net Income. Net income for our fiscal year 2022 decreased $7,716,000 or 46.02% to $9,049,000 from $16,765,000 for our fiscal year 2021 due primarily to the higher income attributable to the forgiveness of debt of certain of our PPP Loans during our fiscal year 2021 and higher food costs and overall increased expenses during our fiscal year 2022, partially offset by increased revenue at our restaurants during our fiscal year 2022 and the Recent Price Increases. As a percentage of revenue, net income for our fiscal year 2022 is 5.72%, as compared to 12.21% for our fiscal year 2021.

Net Income Attributable to Flanigan’s Enterprise, Inc. Stockholders. Net income attributable to stockholders for our fiscal year 2022 decreased $5,472,000 or 46.44% to $6,312,000 from $11,784,000 for our fiscal year 2021 due primarily to the higher income attributable to noncontrolling interests as all income attributable to the forgiveness of debt of certain of our PPP Loans during our fiscal year 2021, higher net income attributable to noncontrolling interests as all income attributable to the forgiveness of debt of certain of our PPP Loans was attributed to our limited partnerships and higher food costs and overall increased expenses during our fiscal year 2022, partially offset by increased revenue at our restaurants during our fiscal year 2022 and the Recent Price Increases. As a percentage of revenue, net income attributable to stockholders for our fiscal year 2022 is 3.99%, as compared to 8.58% for our fiscal year 2021.

New Limited Partnership Restaurants

As new restaurants open, our income from operations will be adversely affected due to our obligation to advance pre-opening costs, including but not limited to pre-opening rent for the new locations. During our fiscal year 2022, we opened one new restaurant location in Sunrise, Florida for business as a new “Flanigan’s” and had a second new restaurant location in Miramar, Florida in the development stage, to house a new “Flanigan’s”. Rent for the new restaurant location in Miramar, Florida commenced during our fiscal year 2022.

Menu Price Increases and Trends

During our fiscal year 2022, we increased menu prices for our food offerings (effective October 3, 2021 and December 19, 2021, respectively) to target an aggregate increase to our food revenues of approximately 8.83% annually and we increased menu prices for our bar offerings (effective December 12, 2021) to target an increase to our bar revenues of approximately 7.80% annually to offset higher food and liquor costs and higher overall expenses. Prior to these increases, we previously raised menu prices in the third quarter of our fiscal year 2021.

COVID-19 has and will continue to materially and adversely affect our restaurant business for what may be a prolonged period of time. This damage and disruption has resulted from events and factors that were impossible for us to predict and are beyond our control. As a result, COVID-19 has materially adversely affected our results of operations for our fiscal year 2022 and will, in all likelihood, impact our results of operations, liquidity and/or financial condition throughout our fiscal year 2023. The extent to which our restaurant business may be adversely impacted and its effect on our operations, liquidity and/or financial condition cannot be accurately predicted.

LIQUIDITY AND CAPITAL RESOURCES

We fund our operations through cash from operations and borrowings from third parties. As of October 1, 2022, we had cash of approximately $42,138,000, an increase of $9,462,000 from our cash balance of $32,676,000 as of October 2, 2021. During our fiscal year 2022, we generated proceeds from the closing of the sale, in a private offering of limited partnership interests in (i) CIC Investors #85, Ltd., the limited partnership which owns and operates the 2022 Sunrise Restaurant, of $5,000,000, of which we purchased $370,000 of limited partnership interests; and (ii) CIC Investors #25, Ltd., the limited partnership which owns and is developing the “Flanigan’s” restaurant located at 11225 Miramar Parkway, Suite 250, Miramar, Florida 33025 of $4,000,000. We also generated net proceeds of $7.88 million from the re-finance of our mortgage loan encumbering the real property and improvements located at 4 N. Federal Highway, Hallandale Beach, Florida where our Flanigan’s Seafood Bar and Grill restaurant and Big Daddy’s Liquors retail package liquor store operate (Store #31) with an unrelated third-party lender, increasing the principal amount we borrowed to $8.90 million (the “Hallandale Mortgage Debt”). During our fiscal year 2022, we requested and received a loan advance of $697,000 from an entity managed by a member of our Board of Directors and who is also our Chief Financial Officer, which entity currently holds a first priority mortgage note on our real property and improvements where our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida operates (the “West Davie Mortgage Note”), which loan advance increased the principal amount we borrowed to $1.1 million (the “West Davie Mortgage Debt”).

During the second quarter of our fiscal year 2021, certain of the entities owning the limited partnership stores (the “LP’s”), as well as the store we manage but do not own (the “Managed Store”) (collectively, the “Borrowers”), applied for and received loans from an unrelated third party lender (the “Lender”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $3.98 million (the “2nd PPP Loans”), of which approximately: (i) $3.46 million was loaned to six (6) of the LP’s; and (ii) $0.52 million was loaned to the Managed Store. During first quarter of our fiscal year 2022, we applied for forgiveness for all PPP Loans, including the Managed Store, and as of October 1, 2022, the entire amount of principal and accrued interest was forgiven under the 2nd PPP Loans. During the third quarter of our fiscal year 2021, we generated net proceeds of $2.8 million from the re-finance of our mortgage loan encumbering the real property and improvements located at 13105 – 13205 Biscayne Boulevard, North Miami, Florida where our Flanigan’s Seafood Bar and Grill restaurant and Big Daddy’s Liquors retail package liquor store operate (Store #20) with an unrelated third-party lender, increasing the principal amount borrowed from $1.5 million to $4.3 million. During the fourth quarter of our fiscal year 2022 we closed on the purchase of a 4 COP Quota Liquor License for Broward County for $446,000. This 4 COP Quota Liquor license will be used at our package liquor store located at 11225 Miramar Parkway #245, Miramar, Florida (Store #24), which is currently under development. During the third quarter of our fiscal year 2022, we closed on the purchase of the assets of the business known as “Brendan’s Sports Pub” located at 868 South Federal Highway, Pompano Beach, Florida for a purchase price of $75,000. During the second quarter of our fiscal year 2021, we closed on the purchase of the real property and improvements located at 14301 West Sunrise Boulevard, Sunrise, Florida for $4,800,000 where our “Flanigan’s Seafood Bar and Grill” restaurant (Store #85) operates. We financed this acquisition with a loan from an unrelated third-party lender in the principal amount of $2.2 million and paid cash for the balance. During the first quarter of our fiscal year 2021, we closed on the purchase of the real property and improvements located at 5450 N. State Road 7, North Lauderdale, Florida where we operate a combination “Flanigan’s Seafood Bar and Grill” restaurant and “Big Daddy’s Liquors” package liquor store (Store #40) and paid $1,200,000 cash at closing.

The primary inflationary factors affecting our operations are food, beverage and labor costs. Supply chain issues also contribute to inflation. Inflation, including supply chain issues are having a material impact on our operating results, especially rising food, fuel and labor costs.

Notwithstanding the negative effects of COVID 19 and inflation, including supply chain issues on our operations, we believe that our current cash availability from our cash on hand, positive cash flow from operations and borrowed funds will be sufficient to fund our operations and planned capital expenditures for at least the next twelve months.

Any future determination to pay cash dividends will be at our Board’s discretion and will depend upon our financial condition, operating results, capital requirements and such other factors as our Board deems relevant. There can be no assurances that any future dividends will be paid.

CASH FLOWS

The following table is a summary of our cash flows for our fiscal years 2022 and 2021.

	---------Fiscal Years --------
	2022	2021
	(in thousands)

Net cash and cash equivalents provided by operating activities	$10,502	$14,016
Net cash used in investing activities	(9,542)	(11,556)
Net cash provided by financing activities	8,502	294

Net Increase in Cash and Cash Equivalents	9,462	2,754

Cash and Cash Equivalents, Beginning	32,676	29,922

Cash and Cash Equivalents, Ending	$42,138	$32,676

Capital Expenditures

In addition to using cash for our operating expenses, we use cash to fund the development and construction of new restaurants and to fund capitalized property improvements for our existing restaurants. During our fiscal year 2022, we acquired property and equipment of $12,655,000, (of which $3,849,000 was for construction in progress; $3,258,000 construction in progress transferred to property and equipment; $969,000 construction in progress in accounts payable; $50,000 was deposits recorded in other assets; and $512,000 was deposits transferred to construction in progress as of October 2, 2021), which amount included $937,000 for renovations to three (3) existing limited partnership restaurants and $159,000 for renovations to two (2) Company-owned restaurants. During our fiscal year 2021, we acquired property and equipment of $13,255,000, (of which $58,000 was for the purchase of a motor vehicle; $3,229,000 was for the purchase of real property; $4,416,000 was for construction in progress; $14,000 was deposits recorded in other assets; and $48,000 was deposits transferred to construction in progress as of October 3, 2020), which amount included $464,000 for renovations to two (2) existing limited partnership restaurants and $440,000 for renovations to five (5) Company-owned restaurants. We anticipate the cost of this refurbishment in our fiscal year 2023 will be approximately $650,000, excluding construction/renovations to Store #19R (our restaurant which is being rebuilt due to damages caused by a fire) and Store #24 (our Miramar, Florida package store location in development), although capital expenditures for our refurbishing program for our fiscal year 2023 may be significantly higher.

Debt

As of October 1, 2022, we had long term debt of $25,389,000, as compared to $22,115,000 as of October 2, 2021. Our long term debt increased as of October 1, 2022 as compared to October 2, 2021 due (i) to an approximately $8.0 million increase in the amount we borrowed under the Hallandale Mortgage Debt; (ii) to a $403,000 increase in the amounts we borrowed to finance certain insurance premiums; and (iii) to a $697,000 increase in the amount we borrowed under the West Davie Mortgage Debt less any payments on account thereof, partially offset by the forgiveness of all principal and accrued interest of the 2nd PPP Loans. As of October 1, 2022, we are in compliance with the covenants of all loans with our lender. (See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for a discussion of interest rate swap agreements that we used to fix interest rate fluctuations on certain of our borrowings on page 52.)

We repaid long term debt, including auto loans, financed insurance premiums and mortgages in the amount of $3,736,000 and $4,100,000 in our fiscal years 2022 and 2021, respectively.

(a) Advance on Existing Mortgage Loan – Fort Lauderdale, Florida

During our fiscal year 2022, we requested and received a loan advance of $697,000 from an entity controlled by a member of our Board of Directors, which entity currently holds a first priority mortgage note on our real property and improvements where our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida operates (the “West Davie Mortgage Note”). Including the $697,000 advance, the principal amount outstanding amount owed under the West Davie Mortgage Note as of October 1, 2022 is $1,100,000. The West Davie Mortgage Note accrues interest at 6% annually, (increased from 5% annually), is amortizable over 15 years with monthly installments of principal and interest of approximately $9,300 required to be made and a final balloon payment of approximately $487,000 required to be made August 1, 2032.

(b) Re-Finance of Mortgage on Real Property – Hallandale Beach, Florida

During our fiscal year 2022, we re-financed our mortgage debt with our non-affiliated third-party lender secured by our real property located at 4 N. Federal Highway, Hallandale, Florida where our combination package liquor store and restaurant (Store #31) operates and borrowed an additional $8,012,000 raising the principal balance to $8,900,000, (the “$8.90M Mortgage”). The $8.90M Mortgage bears interest at a variable rate equal to the BSBY Screen Rate – 1 Month plus 1.50%. We entered into an interest rate swap agreement to hedge the interest rate risk, which fixed the interest rate on the $8.90M Mortgage at 4.90% per annum throughout its term. The $8.90M Mortgage is fully amortized over fifteen (15) years, with our monthly payment of principal and interest totaling $33,000.

(c) Financed Insurance Premiums

During our fiscal year 2022, we financed the premiums on the following property, general liability, excess liability and terrorist policies, totaling approximately $2.54 million, which property, general liability, excess liability and terrorist insurance includes coverage for our franchises which are not included in our consolidated financial statements:

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

As of October 1, 2022, the aggregate principal balance owed from the financing of our property and general liability insurance policies, excluding coverage for our franchises, (of approximately $136,000), which are not included in our consolidated financial statements is $507,000.

Construction Contracts

(a) 7990 Davie Road Extension, Hollywood, Florida (Store #19 – “Big Daddy’s Wine & Liquors”)

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work at this location totaling $1,618,000, (i) to connect the real property where this restaurant operated (Store #19) to city sewer and (ii) to construct a new building on the adjacent parcel of real property for the operation of a package liquor store. During our fiscal years 2020, 2021 and 2022, we agreed to change orders to the agreement for additional construction services increasing the total contract price by $624,000 to $2,242,000, of which $1,951,000 has been paid through October 1, 2022 and $-0- has been paid subsequent to the end of our fiscal year 2022 through the date of filing of this annual report.

(b) 2505 N. University Drive, Hollywood, Florida (Store #19 – “Flanigan’s”)

During the third quarter of our fiscal year 2019, we entered into an agreement with an unaffiliated third party architect for design and development services totaling $77,000 for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), which has been closed since October 2, 2018 due to damages caused by a fire, of which $62,000 has been paid. During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor to re-build our restaurant at this location for $2,515,000, of which $226,000 has been paid through October 1, 2022 and $75,000 has been paid subsequent to the end of our fiscal year 2022 through the date of filing of this annual report.

(c) 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85 – “Flanigan’s”)

During the third quarter of our fiscal year 2019, we entered into an agreement with an unaffiliated third party design group for design and development services of our new location at 14301 W. Sunrise Boulevard, Sunrise, Florida 33323 (Store #85) for a total contract price of $122,000. During our fiscal year 2020, we agreed upon amendments to the $122,000 Contract for additional design and development services which had the effect of increasing the total contract price by $18,000 to $140,000, of which $131,000 has been paid through October 1, 2022. Additionally, during the fourth quarter of our fiscal year 2020, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,236,000 and through our fiscal year 2022 we agreed to change orders to the agreement for additional interior renovations increasing the total contract price by $215,000 to $1,451,000, which has been paid in full by the end of our fiscal year 2022. During the second quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for exterior renovations at this location totaling $343,000 and through our fiscal year 2022 we agreed to change orders to the agreement for additional interior renovations increasing the total contract price by $61,000 to $404,000, of which $353,000 has been paid through October 1, 2022 and $-0- has been paid subsequent to the end of our fiscal year 2022 through the date of filing of this annual report.

(d) 11225 Miramar Parkway, #250, Miramar, Florida (Store #25 - “Flanigan’s”)

During the second quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,421,000, and through our fiscal year 2022 we agreed to change orders to the agreement increasing the total contract price by $128,000 to $1,549,000 of which $932,000 has been paid through October 1, 2022 and $226,000, has been paid subsequent to the end of our fiscal year 2022 through the date of filing of this annual report.

(e) 11225 Miramar Parkway, #245, Miramar, Florida (“Big Daddy’s Wine and Liquors”)

During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $317,000, and through our fiscal year 2022 we agreed to change orders to the agreement increasing the total contract price by $45,000 to $362,000 of which $316,000 has been paid through October 1, 2022 and $-0- has been paid subsequent to the end of our fiscal year 2022 through the date of filing of this annual report.

Purchase Commitments/Supply

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants for calendar years 2022 and 2023, we entered into purchase agreements with our current rib supplier, whereby we agreed to purchase approximately $10.4 million and $ 6.8 million of “2.25 & Down Baby Back Ribs” (industry jargon for the weight range in which slabs of baby back ribs are sold) from this vendor during calendar years 2022 and 2023, at prescribed costs, which we believe are competitive. The decrease in our cost of baby back ribs for calendar year 2023 as compared to calendar year 2022 is due to a decrease in market price.

While we anticipate purchasing all of our rib supply from this vendor, we believe there are several other alternative vendors available, if needed.

Flanigan’s Fish Company, LLC

As of October 1, 2022, Flanigan’s Fish Company, LLC, a Florida limited liability company (“FFC”) supplies certain of the fish to all of our restaurants. Since we hold the controlling interest of FFC, the balance sheet and operating results of this entity are consolidated into the accompanying financial statements of the Company. Sales and purchases of fish are recognized in restaurant food sales and restaurant and lounges (cost of merchandise sold), respectively, in the consolidated statements of income at the time of sale to the restaurant. In addition, the 49% of FFC owned by the unrelated third party is recognized as a noncontrolling interest in our consolidated financial statements.

Purchase of Limited Partnership Interests

During our fiscal year 2022 we purchased 74 limited partnership units (7.4% limited partnership interest) in CIC Investors #85, Ltd. (Store #85). During our fiscal year 2021, we did not purchase any limited partnership interests.

Working Capital

The table below summarizes the current assets, current liabilities, and working capital as of the end of our fiscal years 2022 and 2021.

Item	Oct. 1, 2022	Oct. 2, 2021
	(in Thousands)

Current Assets	$50,893	$39,790
Current Liabilities	22,176	20,223
Working Capital	$28,717	$19,567

Our working capital increased as of October 1, 2022 from our working capital as of October 2, 2021 due to our increased borrowings resulting from the Hallandale Mortgage Debt and the West Davie Mortgage Debt, significant portions of which we classified as long term liabilities as of October 1, 2022.

While there can be no assurance due to, among other things, unanticipated expenses or unanticipated decline in revenues, or both, especially in the current economic conditions, we believe that our cash on hand, cash flow from operations and funds available from our borrowings will adequately fund operations, debt reductions and planned capital expenditures throughout our fiscal year 2023.

During our fiscal year 2023, we plan to use certain funds on-hand, funds raised through our private offerings, borrowed funds and/or insurance proceeds to construct a new building on the real property we own located at 2505 N. University Drive, Hollywood, Florida (Store #19 restaurant) where we plan to re-build our “Flanigan’s” restaurant; and (ii) for the cost of renovations to develop the “Big Daddy’s Wine & Liquors” which we are currently developing at 11225 Miramar Parkway, #245, Miramar, Florida (Store #24). There can be no assurances as to the timing for us to re-build the restaurant for Store #19 or to complete the renovations for the retail package liquor store for our Store #24.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Recently Adopted and Recently Issued Accounting Pronouncements

Recently Adopted

There are no accounting pronouncements that we have recently adopted.

Issued

The FASB issued guidance, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This accounting standards update provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. LIBOR rates will be published until June 30, 2023. All principal and interest of the Term Loan was paid in full as of December 28, 2022, so the discontinuance of LIBOR rates will have no impact on us.

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

Consolidation of Limited Partnerships

As of October 1, 2022, we operate ten (10) restaurants as general partner of the limited partnerships that own the operations of these restaurants. We expect that any expansion which takes place in opening new restaurants will also result in us operating the restaurants as general partner. In addition to the general partnership interest we also purchased limited partnership units ranging from 0% to 49% of the total units outstanding. As a result of these controlling interests, we consolidate the operations of these limited partnerships with ours despite the fact that we do not own in excess of 50% of the equity interests. All intercompany transactions are eliminated in consolidation. The non-controlling interests in the earnings of these limited partnerships are removed from net income and are not included in the calculation of earnings per share.

Income Taxes

We account for our income taxes using FASB ASC Topic 740, “Income Taxes”, which requires among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax basis of assets and liabilities and tax credits to the extent that realization of said tax benefits is more likely than not. For discussion regarding our carryforwards refer to Note 12 to the consolidated financial statements for our fiscal year 2022.

Leases

Effective September 29, 2019, we adopted Accounting Standards Codification Topic 842, Leases (“ASC 842”), which requires that lease arrangements be presented on the lessee’s balance sheet by recording a right-of-use asset and a lease liability equal to the present value of the related future minimum lease payments. We adopted the standard in the first quarter of fiscal 2020, using the modified retrospective approach. This standard had a material impact on our Consolidated Statements of Income due to the escalations of rent in the extensions but did not have a material impact on the Consolidated Statement of Cash Flows. Estimates associated with leases include lease classification, discount rate and lease term.

Loyalty Programs

We offer loyalty programs to customers of our restaurants and package liquor stores. The gift cards distributed as a part of our loyalty programs have expiration dates and we estimate breakage for such gift cards.

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

As part of our ongoing operations, we are exposed to interest rate fluctuations on our borrowings. As more fully described in Note 15 “Fair Value Measurements of Financial Instruments” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for our fiscal year ended October 1, 2022, we use interest rate swap agreements to manage these risks. These instruments are not used for speculative purposes but are used to modify variable rate obligations into fixed rate obligations.

At October 1, 2022, we had two variable rate instruments outstanding that are impacted by changes in interest rates. The interest rate of the first variable rate debt instrument is equal to the lender’s LIBOR Rate plus two and one-quarter percent (2.25%) per annum and the second variable rate debt instrument is equal to the lender’s BSBY Screen Rate plus one and one-half percent (1.50%) per annum. The debt instrument further provides that the “LIBOR Rate” is a rate of interest equal to the British Bankers Association LIBOR Rate or successor thereto approved by the lender if the British Bankers Association is no longer making a LIBOR rate available and the “BSBY Screen Rate is a rate of interest equal to the Bloomberg Short-Term Bank Yield Interest Rate or successor thereto approved by the lender. In December 2016, we closed on a secured revolving line of credit which entitled us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”), which on December 28, 2017 converted to a term loan (the “Term Loan”). Subsequent to the end of our fiscal year 2022 (December 28, 2022), we paid the balance of the Term Loan in full. In September 2022, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale Beach, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$8.90M Loan”).

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following two (2) interest rate swap agreements:

(i)        The first interest rate swap agreement entered into in December 2016 and became effective December 28, 2017, relates to the Term Loan (the “Term Loan Swap”). The Term Loan Swap requires us to pay interest for a five (5) year period at a fixed rate of 4.61% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at October 1, 2022, the interest rate swap agreement is an effective hedging agreement and the fair value was not material. Subsequent to the end of our fiscal year 2022 (December 28, 2022) we paid the balance of the Term Loan in full, which was the same date the swap agreement matured; and

(ii)        The second interest rate swap agreement entered into in September 2022 relates to the $8.90M Loan (the “$8.90M Term Loan Swap”). The $8.90M Term Loan Swap requires us to pay interest for a fifteen (15) year period at a fixed rate of 4.90% on an initial amortizing notional principal amount of $8,900,000, while receiving interest for the same period at BSBY Screen Rate – 1 Month, plus 1.50%, on the same amortizing notional principal amount. We determined that at October 1, 2022, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

At October 1, 2022, our cash resources offset our bank charges and any excess cash resources earn interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

There is no assurance that interest rates will increase or decrease over our next fiscal year or that an increase will not have a material adverse effect on our operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Consolidated Financial Statements are on pages F-1 through F-31.

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

As of October 1, 2022, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934). Based on that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of October 1, 2022.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Assessment on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s internal control over financial reporting. This evaluation was based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of October 1, 2022, our internal control over financial reporting was effective.

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

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 ( Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than 120 days from the end of our 2022 fiscal year. The information under the heading “Executive Officers” in Part I of this Form 10-K is also incorporated herein by reference.

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

(a)(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2	Plan of Reorganization, Amended Disclosure Statement, Amended Plan of Reorganization, Modification of Amended Plan of Reorganization, Second Modification of Amended Plan of Reorganization, Order Confirming Plan of Reorganization	SB-2	5/5/1987	2

3	Restated Articles of Incorporation, adopted January 9, 1984	10-K	12/29/1982	3

10(a)(1)	Employment Agreement with Joseph G. Flanigan*	DEF14A	1/27/1988	10(a)(1)

10(a)(2)	Form of Employment Agreement between Joseph G. Flanigan and the Company (as ratified and amended by the stockholders at the 1988 annual meeting is incorporated herein by reference).*	10-K		10(a)(1)

10(c)	Consent Agreement regarding the Company's Trademark Litigation	8-K	4/10/1985	10( c)

10(d)	King of Prussia(#850)Partnership Agreement*	8-K	4/10/1985	10(d)

10(o)	Management Agreement for Atlanta, Georgia, (#600)*	10-K	10/3/1992	10(o)

10(p)	Settlement Agreement with Former Vice Chairman of the Board of Directors (re #5)	10-K	10/3/1992	10(p)

10(q)	Hardware Purchase Agreement and Software License Agreement for restaurant point of sale system.	10-KSB	10/2/1993	10(q)

10(a)(3)	Key Employee Incentive Stock Option Plan	DEF14A	1/26/1994	10(a)(3)

10( r)	Limited Partnership Agreement of CIC Investors #13, Ltd,. between Flanigan's Enterprises, Inc., as General Partner and fifty percent owner of the limited partnership, and Hotel Properties, LTD. *	10-KSB	9/30/1995	10(r)

10(s)	Form of Franchise Agreement between Flanigan's Enterprises, Inc. and Franchisees.*	10-KSB	9/30/1995	10(s)

10(t)	Licensing Agreement between Flanigan's Enterprises, Inc. and James B. Flanigan, dated November 4, 1996, for non-exclusive use of the service mark "Flanigan's" in the Commonwealth of Pennsylvania. *	10-KSB	9/28/1996	10(t)

10(u)	Limited Partnership Agreement of CIC Investors #15 Ltd., dated March 28, 1997, between B.D. 15 Corp. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as a limited partner owning twenty five percent of the limited partnership. *

		10-KSB	9/27/1997	10(u)
10(v)	Limited Partnership Agreement of CIC Investors #60 Ltd., dated July 8, 1997, between Flanigan's Enterprises, Inc., as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning forty percent of the limited partnership. *	10-KSB	9/27/1997	10(v)

10(w)	Stipulated Agreed Order of Dismissal upon Mediation with former franchisee.	10-KSB	9/27/1997	10(w)

10(x)	Limited Partnership Agreement of CIC Investors #70, Ltd. dated February 1999 between Flanigan's Enterprises, Inc. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning forty percent of the limited partnership. *	10-KSB	10/02/1999	10(x)

10(y)	Limited Partnership Agreement of CIC Investors #80, Ltd., dated May 2001, between Flanigan's Enterprises, Inc. as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc., as limited partner owning twenty five percent of the limited partnership. *	10-KSB	9/29/2001	10(y)

10(z)	Limited Partnership Agreement of CIC Investors #95, Ltd., dated July 2001, between Flanigan's Enterprises, Inc., as General Partner and numerous limited partners, including Flanigan's Enterprises, Inc. as limited partner owning twenty eight percent of the limited partnership. *	10-KSB	9/29/2001	10(z)

10(bb)	Limited Partnership Agreement of CIC Investors #65, Ltd., dated June 24, 2004, between Flanigan’s Enterprises, Inc., as General Partner, and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning twenty six percent of the limited partnership. *	10-K	10/2/2004	10(bb)

10(cc)	Amended and Restated Limited Partnership Certificate and Agreement of CIC Investors #13, Ltd., dated March 1, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning thirty nine percent of the limited partnership. *	10-K	9/30/2006	10(cc)

10(dd)	Limited Partnership Agreement of CIC Investors #50, Ltd., dated October 17, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning sixteen percent of the limited partnership. *	10-K	9/29/2007	10(dd)

10(ee)	Limited Partnership Agreement of CIC Investors #55, Ltd., dated December 12, 2006, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning forty eight percent of the limited partnership. *	10-K	9/29/2007	10(ee)

10(ff)	Limited Partnership Agreement of CIC Investors #90, Ltd., dated January 18, 2012, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning five percent of the limited partnership. *	10-K	9/29/2012	10(ff)

10(gg)	Limited Partnership Agreement of CIC Investors #85, Ltd., dated April 4, 2019, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, including Flanigan’s Enterprises, Inc. as limited partner owning seven percent of the limited partnership. *				X

10(hh)	Limited Partnership Agreement of CIC Investors #25, Ltd., dated September 21, 2021, between Flanigan’s Enterprises, Inc., as General Partner, Flanigan’s Management Services, Inc. and numerous limited partners, excluding Flanigan’s Enterprises, Inc. *				X

13	Registrant's Form 10-K constitutes the Annual Report to Shareholders for the fiscal year ended October 2, 2022.				X

21(a)	Company's subsidiaries are set forth in this Annual Report on Form 10-K.				X

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended of Chief Executive Officer.	X

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended of Chief Financial Officer.	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	X

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	X

*	Compensatory plan or arrangement.

List of XBRL documents as exhibits 101

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLANIGAN'S ENTERPRISES, INC.

By: /s/ JAMES G. FLANIGAN II
JAMES G. FLANIGAN II
Chief Executive Officer
Date: 1/17/2023

By: /s/ JEFFREY D. KASTNER
JEFFREY D. KASTNER
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)
Date: 1/17/2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

/s/ JAMES G. FLANIGAN II	Chairman of the Board,	Date: 1/17/2023
James G. Flanigan II	Chief Executive Officer,
and Director

/s/ JEFFREY D. KASTNER	Chief Financial Officer,	Date: 1/17/2023
Jeffrey D. Kastner	Secretary and Director

/s/ AUGUST BUCCI	Chief Operating Officer	Date: 1/17/2023
August Bucci	and Director

/s/ MICHAEL B. FLANIGAN	Director	Date: 1/17/2023
Michael B. Flanigan

/s/ PATRICK J. FLANIGAN	Director	Date: 1/17/2023
Patrick J. Flanigan

/s/ CHRISTOPHER O’NEIL	Vice President of Package	Date: 1/17/2023
Christopher O’Neil	Operations and Director

/s/ MARY ELIZABETH BENNETT	Director	Date: 1/17/2023
Mary Elizabeth Bennett

/s/ CHRISTOPHER J. NELMS	Director	Date: 1/17/2023
Christopher J. Nelms

/s/ JOHN P. FOSTER	Director	Date: 1/17/2023
John P. Foster

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 1, 2022 AND OCTOBER 2, 2021

Flanigan’s Enterprises, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

(PCAOB ID 688)

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Income	F-3

Statements of Stockholders’ Equity	F-4

Statements of Cash Flows	F-5 – F-6

Notes to Financial Statements	F-7 – F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Flanigan’s Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flanigan’s Enterprises, Inc. (the “Company”) as of October 1, 2022, and October 2, 2021, the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended October 1, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 1, 2022 and October 2, 2021, and the results of its operations and cash flows for each of the two years in the period ended October 1, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

West Palm Beach, FL

January 17, 2023

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

OCTOBER 1, 2022 AND OCTOBER 2, 2021

(rounded to the nearest thousandth, except share and per share amounts)

ASSETS	2022	2021
Current Assets:
Cash and cash equivalents	$42,138,000	$32,676,000
Prepaid income taxes	235,000	139,000
Other receivables	456,000	450,000
Inventories	6,489,000	5,060,000
Prepaid expenses	1,575,000	1,465,000
Total current assets	50,893,000	39,790,000

Property and Equipment, Net	55,747,000	51,441,000
Construction in Progress	7,517,000	5,445,000
	63,264,000	56,886,000

Right-of-Use Asset, Operating Leases	29,517,000	28,559,000

Investment in Limited Partnerships	294,000	1,122,000

Other Assets:
Liquor licenses	1,268,000	822,000
Leasehold interests, net	86,000	118,000
Deposits on property and equipment	1,860,000	513,000
Other	310,000	192,000
Total other assets	3,524,000	1,645,000
Total assets	$147,492,000	$128,002,000

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$8,111,000	$6,421,000
Accrued compensation	2,104,000	2,307,000
Due to franchisees	4,780,000	4,478,000
Current portion of long-term debt	2,299,000	2,555,000
Operating lease liability, current	2,253,000	2,009,000
Deferred revenue	2,629,000	2,453,000
Total current liabilities	22,176,000	20,223,000

Long-Term Debt, Net of Current Portion	23,090,000	19,560,000

Operating lease liability, non current	28,281,000	27,183,000
Deferred tax liabilities, net	605,000	406,000
Total liabilities	74,152,000	67,372,000

Commitments and Contingencies

Equity:
Flanigan's Enterprises, Inc. stockholders' equity:
Common stock, $.10 par value; 5,000,000 shares authorized; 4,197,642 shares issued; 1,858,647 outstanding for the years ended 2022 and 2021	420,000	420,000
Capital in excess of par value	6,240,000	6,240,000
Retained earnings	55,086,000	50,632,000
Treasury stock, at cost, 2,338,995 shares for the years ended 2022 and 2021	(6,077,000)	(6,077,000)
Total Flanigan's Enterprises, Inc. stockholders' equity	55,669,000	51,215,000
Noncontrolling interests	17,671,000	9,415,000
Total equity	73,340,000	60,630,000
Total liabilities and equity	$147,492,000	$128,002,000

See notes to consolidated financial statements.

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

Years Ended October 1, 2022 and October 2, 2021

(rounded to the nearest thousandth, except share and per share amounts)

	2022	2021
Revenues:
Restaurant food sales	$97,429,000	$84,466,000
Restaurant bar sales	26,198,000	20,832,000
Package store sales	31,692,000	29,304,000
Franchise-related revenues	1,826,000	1,673,000
Other operating income	173,000	262,000
Rental income	814,000	770,000
	158,132,000	137,307,000
Costs and Expenses:
Cost of merchandise sold:
Restaurants and lounges	44,555,000	35,974,000
Package goods	23,310,000	22,348,000
Payroll and related costs	49,736,000	43,465,000
Occupancy costs	7,031,000	6,595,000
Selling, general and administrative expenses	26,571,000	20,275,000
	151,203,000	128,657,000

Income from Operations	6,929,000	8,650,000

Other Income (Expense):
Interest expense	(757,000)	(938,000)
Interest and other income	131,000	58,000
Gain on forgiveness of debt	3,488,000	10,136,000
Gain on sale of property and equipment	21,000	44,000
	2,883,000	9,300,000

Income Before Provision for Income Taxes	9,812,000	17,950,000

Provision for Income Taxes	(763,000)	(1,185,000)

Net Income	9,049,000	16,765,000

Less: Net Income Attributable to Noncontrolling Interests	(2,737,000)	(4,981,000)

Net Income Attributable to Flanigan's Enterprises, Inc. Stockholders	$6,312,000	$11,784,000

Net Income Per Common Share:
Basic and Diluted	$3.40	$6.34

Weighted Average Shares and Equivalent Shares Outstanding:
Basic and Diluted	1,858,647	1,858,647

See notes to consolidated financial statements.

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED OCTOBER 1, 2022 AND OCTOBER 2, 2021

(rounded to nearest thousandth, except share amounts)

	Common Stock		Capital in		Treasury Stock
			Excess of	Retained			Noncontrolling
	Shares	Amount	Par Value	Earnings	Shares	Amount	Interests	Total

Balance, October 2, 2021	4,197,642	$420,000	$6,240,000	$50,632,000	2,338,995	$(6,077,000)	$9,415,000	$60,630,000
Net income	—	—	—	6,312,000	—	—	2,737,000	9,049,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,111,000)	(3,111,000)
Sale of minority interest	—	—	—	—	—	—	8,630,000	8,630,000
Dividends paid	—	—	—	(1,858,000)	—	—	—	(1,858,000)
Balance, October 1, 2022	4,197,642	$420,000	$6,240,000	$55,086,000	2,338,995	$(6,077,000)	$17,671,000	$73,340,000

Balance, October 3, 2020	4,197,642	$420,000	$6,240,000	$38,848,000	2,338,995	$(6,077,000)	$6,125,000	$45,556,000
Net income	—	—	—	11,784,000	—	—	4,981,000	16,765,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,691,000)	(1,691,000)
Balance, October 2, 2021	4,197,642	$420,000	$6,240,000	$50,632,000	2,338,995	$(6,077,000)	$9,415,000	$60,630,000

See notes to consolidated financial statements.

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 1, 2022 AND OCTOBER 2, 2021

(rounded to nearest thousandth)

	2022	2021
Cash Flows from Operating Activities:
Net income	$9,049,000	$16,765,000
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,990,000	2,981,000
Amortization of leasehold interests	32,000	82,000
Amortization of finance lease right-of-use asset	—	198,000
Amortization of operating lease right-of-use asset	2,377,000	2,345,000
Gain on forgiveness of PPP loans	(3,488,000)	(10,136,000)
Non-cash interest expense	—	109,000
Gain on sale of property and equipment	(21,000)	(44,000)
Loss on abandonment of property and equipment	40,000	56,000
Amortization of deferred loan costs	36,000	75,000
Deferred income taxes	199,000	758,000
Income from unconsolidated limited partnership	(16,000)	(125,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid income taxes	(96,000)	(65,000)
Other receivables	(6,000)	231,000
Inventories	(1,429,000)	(1,436,000)
Prepaid expenses	1,751,000	2,301,000
Other assets	(299,000)	(1,000)
Increase (decrease) in:
Accounts payable and accrued expenses	898,000	223,000
Operating lease liabilities	(1,993,000)	(3,015,000)
Due to franchisees	302,000	1,336,000
Deferred revenue	176,000	1,378,000
Net cash and cash equivalents provided by operating activities	10,502,000	14,016,000

Cash Flows from Investing Activities:
Purchase of property and equipment	(4,017,000)	(6,519,000)
Purchase of construction in progress	(3,393,000)	(4,104,000)
Deposit on property and equipment	(1,698,000)	(476,000)
Purchase of liquor license	(446,000)	(192,000)
Proceeds from sale of fixed assets	55,000	111,000
Distributions from unconsolidated limited partnership	32,000	28,000
Business acquisition	(75,000)	—
Investment in limited partnership	—	(404,000)
Net cash and cash equivalents used in investing activities	(9,542,000)	(11,556,000)

Cash Flows from Financing Activities:
Payments of long-term debt	(3,736,000)	(4,100,000)
Deferred loan costs	(131,000)	(56,000)
Proceeds from long-term debt	8,708,000	2,758,000
Proceeds from PPP loans	—	3,464,000
Principal payments on finance leases	—	(81,000)
Dividends paid	(1,858,000)	—
Distributions to noncontrolling interests	(3,111,000)	(1,691,000)
Proceeds from minority interest offering	8,630,000	—
Net cash and cash equivalents provided by financing activities	8,502,000	294,000

Net Increase in Cash and Cash Equivalents	9,462,000	2,754,000

Cash and Cash Equivalents, Beginning	32,676,000	29,922,000

Cash and Cash Equivalents, Ending	$42,138,000	$32,676,000

See notes to consolidated financial statements.

Flanigan’s Enterprises, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 1, 2022 AND OCTOBER 2, 2021

(Continued)

(rounded to nearest thousandth)

	2022	2021
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$757,000	$938,000
Income taxes	$660,000	$371,000
Supplemental Disclosure for Non-Cash Investing and Financing Activities:
Financing of insurance contracts	$1,861,000	$1,429,000
Purchase deposits transferred to property and equipment	$50,000	$14,000
Purchase deposits transferred to construction in progress	$512,000	$48,000
Construction in progress transferred to property and equipment	$3,258,000	$—
Construction in progress in accounts payable and accrued expenses	$1,426,000	$312,000
Operating lease liabilities arising from right-of-use assets	$3,335,000	$8,754,000
Purchase of vehicle in exchange for debt	$—	$58,000
Purchase of property in exchange for debt	$—	$2,200,000

See notes to consolidated financial statements.

Flanigan’s Enterprises, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 1, 2022 AND OCTOBER 2, 2021

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Capitalization

The Company was incorporated in 1959 and operates in South Florida as a chain of full-service restaurants and package liquor stores. Restaurant food and beverage sales make up the majority of our total revenue. As of October 1, 2022, we (i) operated 30 units consisting of restaurants, package liquor stores and combination restaurants/package liquor stores that we either own or have operational control over and partial ownership in; and (ii) franchise an additional five units, consisting of two restaurants, (one of which we operate) and three combination restaurants/package liquor stores. With the exception of one restaurant we operate under the name “The Whale’s Rib”, a restaurant in which we do not have an ownership interest, and “Brendan’s Sports Pub”, a restaurant/bar we own, all of the restaurants operate under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” and all of the package liquor stores operate under our service marks “Big Daddy’s Liquors” or “Big Daddy’s Wine & Liquors”.

The Company’s Articles of Incorporation, as amended, authorize us to issue and have outstanding at any one time 5,000,000 shares of common stock at a par value of $0.10 per share.

We operate under a 52-53 week year ending the Saturday closest to September 30. Our fiscal years 2022 and 2021 are each comprised of a 52-week period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our subsidiaries, all of which are wholly owned, and the accounts of the ten limited partnerships in which we act as general partner and have controlling interests. All significant intercompany transactions and balances have been eliminated in consolidation.

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The consolidated financial statements and related disclosures are prepared in conformity with accounting principles generally accepted in the United States. We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. These estimates include assessing the estimated useful lives of tangible assets, the recognition of deferred tax assets and liabilities and estimates relating to the calculation of incremental borrowing rates and length of leases associated with right-of-use assets and corresponding liabilities, and estimates relating to loyalty reward programs. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in our consolidated financial statements in the period they are determined to be necessary. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the date of purchase and receivables from our credit card merchants to be cash equivalents.

We maintain deposit balances with financial institutions, which balances may from time to time, exceed the federally insured limits which are $250,000 for interest and non-interest bearing accounts. We have not experienced any losses on such accounts.

Inventories

Our inventories, which consist primarily of package liquor products, are stated at the lower of average cost or net realizable value.

Liquor Licenses

In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 350, “Intangibles - Goodwill and Other”, our liquor licenses are indefinite lived assets, which are not being amortized, but are tested annually for impairment (see Note 11).

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Leasehold Interests

Our purchase of an existing restaurant location usually includes a lease to the business premises. As a result, a portion of the purchase price is allocated to the leasehold interest. We capitalize the cost of the leasehold interest and amortization commences upon our assumption of the lease. We amortize leasehold interests on a straight-line basis over the remaining term of the lease.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are cash and cash equivalents.

Major Suppliers

Throughout our fiscal years 2022 and 2021, we purchased a significant portion of our food products from one major supplier. This major supplier represents 42% and 41% of our cost of goods sold and 22% and 24% of our accounts payable and accrued expenses as of October 1, 2022 and October 2, 2021, respectively. We believe that several other alternative vendors are available, if necessary.

Throughout our fiscal years 2022 and 2021, we purchased the majority of our alcoholic beverages from three local distributors. One of these three local distributors represents 23% and 26% of our cost of goods sold for the years ended October 1, 2022 and October 2, 2021, respectively and 2% of our accounts payable and accrued expenses as of both October 1, 2022 and October 2, 2021. Each distributor has exclusive rights from the manufacturers to sell specific brands in given areas, so unless the exclusive distribution rights are transferred to another vendor, there are no alternate distributors available.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenue-related to food, bar and package sales are recorded at the point of sale. Royalty-related revenues, which are 1% of package sales and 3% of restaurant sales, are recorded as income on a weekly basis, in arrears. We report our revenues net of sales tax.

Our Big Daddy’s Good Customer Loyalty Program awards customers with a $20 Good Customer Gift Card, (“Gift Card”) to be used at our Flanigan’s Seafood Bar and Grill restaurants for every ten (10) purchases of at least $25 made by such customer at our Big Daddy’s Liquors package liquor stores. Pursuant to ASC 606, we recognize deferred revenue in the amount of the Gift Card upon the issuance of the Gift Card and reduce package liquor store revenue by a like amount. We recognize revenue when the Gift Card is redeemed in our restaurants or when it expires unused. Gift cards have various expiration dates based upon each program, while gift cards purchased for cash have no expiration dates.

Pre-opening Costs

As new restaurants open, our income from operations will be adversely affected due to our obligation to fund pre-opening costs. Pre-opening costs are those typically associated with the opening of a new restaurant and generally include payroll costs associated with the new restaurant opening, rent and promotional costs. We expense pre-opening costs as incurred and during our fiscal year ended October 1, 2022 we expensed $65,000 for CIC Investors #25, Ltd, and $388,000 for CIC Investors #85, Ltd

Advertising Costs

Our advertising costs are expensed as incurred. Advertising costs incurred during our fiscal years ended October 1, 2022 and October 2, 2021 were approximately $209,000 and $218,000, respectively.

General Liability Insurance

We have general liability insurance which incorporates a deductible of $10,000 per occurrence for both us and the limited partnerships. Our insurance carrier is responsible for $1,000,000 coverage per occurrence above our deductible, up to a maximum aggregate of $2,000,000 per year. During our fiscal year ended October 1, 2022, we were able to purchase excess liability insurance, whereby our excess insurance carrier is responsible for $10,000,000 coverage above our primary general liability insurance coverage. We are un-insured against liability claims in excess of $11,000,000 per occurrence and in the aggregate (See Note 20. Subsequent Events for a discussion of general liability and excess liability insurance for the period commencing December 30, 2022)

Our general policy is to settle only those legitimate and reasonable claims asserted and to aggressively defend and go to trial, if necessary, on frivolous and unreasonable claims. Under our current liability insurance policy, any expense incurred by us in defending a claim, including attorney's fees, are a part of our $10,000 deductible.

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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)

In accordance with FASB ASC Topic 820-10-50-1, we utilized a valuation model to determine the fair value of our swap agreements. As the valuation models for the swap agreements were based upon observable inputs, they are classified as Level 2 (see Note 15).

Derivative Instruments

We account for derivative instruments in accordance with FASB ASC Topic 815-10-05-4, “Accounting for Derivative Instruments and Hedging Activities” as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. In accordance with FASB ASC Topic 815-10-05-4, derivative instruments are recognized as assets or liabilities in the Company’s consolidated balance sheets and are measured at fair value. We do not recognize changes in fair value through earnings because we currently have two derivatives which we have designated as effective hedges (See Note 15).

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

We follow the provisions regarding Accounting for Uncertainty in Income Taxes, which require the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We applied these changes to tax positions for our fiscal years ended October 1, 2022 and October 2, 2021. We had no material unrecognized tax benefits and no adjustments to our financial position, results of operations or cash flows were required. Generally, federal, state and local authorities may examine the Company’s tax returns for three years from the date of filing and the current and prior three years remain subject to examination as of October 1, 2022. We do not expect that unrecognized tax benefits will increase within the next twelve months. We recognize accrued interest and penalties related to uncertain tax positions as income tax expense.

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

Comparative Amounts

Certain amounts presented in the financial statements previously issued for the fiscal year ended October 2, 2021 have been reclassified to conform to the current year's presentation.

Recently Adopted and Recently Issued Accounting Pronouncements

Adopted

There are no accounting pronouncements that we have recently adopted.

Recently Issued

The FASB issued guidance, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This accounting standards update provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. LIBOR rates will be published until June 30, 2023. All principal and interest of the Term Loan was paid in full subsequent to October 1, 2022 so the discontinuance of LIBOR rates will have no impact on us.

There are no other recently issued accounting pronouncements that we have not yet adopted that we believe will have a material effect on our financial statements.

NOTE 2. PROPERTY AND EQUIPMENT, NET

	2022	2021

Furniture and equipment	$14,600,000	$12,970,000
Leasehold improvements	28,114,000	26,456,000
Land and land improvements	25,930,000	25,922,000
Building and improvements	23,931,000	20,418,000
Vehicles	1,958,000	1,856,000
	94,533,000	87,622,000
Less accumulated depreciation and amortization	(38,786,000)	(36,181,000)
	55,747,000	51,441,000
Construction in progress	7,517,000	5,445,000
	$63,264,000	$56,886,000

Depreciation and amortization expense for the fiscal years ended October 1, 2022 and October 2, 2021 was approximately $2,990,000 and $2,981,000, respectively.

NOTE 3. LEASEHOLD INTERESTS

	2022	2021

Leasehold interests, at cost	$3,024,000	$3,024,000
Less accumulated amortization	2,938,000	2,906,000
	$86,000	$118,000

Future leasehold amortization as of October 1, 2022 is as follows:

2023	$22,000
2024	22,000
2025	22,000
2026	18,000
2027	2,000
Total	$86,000

Leasehold amortization expense for the fiscal years ended October 1, 2022 and October 2, 2021 was approximately $32,000 and $82,000, respectively.

NOTE 4. INVESTMENT IN LIMITED PARTNERSHIPS

We have invested along with others (some of whom are affiliated with our officers and directors) in ten limited partnerships which currently own and operate nine South Florida based restaurants under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s”. In addition to being a limited partner in these limited partnerships, we are the sole general partner of ten of these limited partnerships and manage and control the operations of the restaurants except for the restaurant located in Fort Lauderdale, Florida where we only hold a limited partnership interest.

NOTE 4. INVESTMENT IN LIMITED PARTNERSHIPS (Continued)

Generally, the terms of the limited partnership agreements provide that until the investors’ cash investment in a limited partnership (including any cash invested by us) is returned in full, (available cash is distributed to the investors pro-rata based on ownership interest), the limited partnership distributes to the investors annually out of available cash from the operation of the restaurant, as a return of capital, up to 25% of the cash invested in the limited partnership, with no management fee paid to us. Any available cash in excess of the 25% of the cash invested in the limited partnership distributed to the investors annually, is paid one-half (½) to us as a management fee and one-half (½) to the investors (including us), pro-rata based on the investors’ investment, as a return of capital. Once all of the investors (including us), have received, in full, amounts equal to their cash invested, an annual management fee becomes payable to us equal to one-half (½) of cash available to be distributed, with the other one-half (½) of available cash distributed to the investors (including us), as a profit distribution, pro-rata based on the investors’ investment.

As of October 1, 2022, all limited partnerships, with the exception of the 2022 Sunrise Restaurant, which opened for business in March, 2022 and the 2023 Miramar Restaurant, which we anticipate will open for business in February, 2023, have returned all cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. In addition to receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of the service mark “Flanigan’s Seafood Bar and Grill” or “Flanigan’s”. In addition to our receipt of distributable amounts from the limited partnerships, we receive a fee equal to 3% of gross sales for use of our “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” service marks, which use is authorized while we act as general partner only. This 3% fee is “earned” when sales are made by the limited partnerships and is paid weekly, in arrears. Whether we will have any additional restaurants under development in the future will be dependent, among other things, on market conditions and our ability to raise capital. We anticipate that we will continue to form limited partnerships to raise funds to own and operate restaurants under our service marks “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” using the same or substantially similar financial arrangements.

Below is information on the eleven limited partnerships which own and operate “Flanigan’s Seafood Bar and Grill” or “Flanigan’s” restaurants:

Surfside, Florida

We are the sole general partner and a 46% limited partner in this limited partnership which has owned and operated a restaurant in Surfside, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since March 6, 1998. 33.3% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

Kendall, Florida

We are the sole general partner and a 41% limited partner in this limited partnership which has owned and operated a restaurant in Kendall, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since April 4, 2000. 28.3% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

NOTE 4. INVESTMENT IN LIMITED PARTNERSHIPS (Continued)

West Miami, Florida

We are the sole general partner and a 27% limited partner in this limited partnership which has owned and operated a restaurant in West Miami, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 11, 2001. 32.7% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

Wellington, Florida

We are the sole general partner and a 28% limited partner in this limited partnership which has owned and operated a restaurant in Wellington, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since May 27, 2005. 22.4% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by the limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

Pinecrest, Florida

We are the sole general partner and 45% limited partner in this limited partnership which has owned and operated a restaurant in Pinecrest, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since August 14, 2006. 20.2% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (1/2) of the cash available for distribution by this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

NOTE 4. INVESTMENT IN LIMITED PARTNERSHIPS (Continued)

Pembroke Pines, Florida

We are the sole general partner and a 24% limited partner in this limited partnership which has owned and operated a restaurant in Pembroke Pines, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since October 29, 2007. 23.8% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (1/2) of the cash available for distribution by this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

Davie, Florida

We are the sole general partner and a 49% limited partner in this limited partnership which has owned and operated a restaurant in Davie, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since July 28, 2008. 12.3% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (1/2) of the cash available for distribution by this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

Miami, Florida

We are the sole general partner and a 5% limited partner in this limited partnership which has owned and operated a restaurant in Miami, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since December 27, 2012. 26.8% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. This limited partnership has returned to its investors all of their initial cash invested and we receive an annual management fee equal to one-half (½) of the cash available for distribution by this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

Sunrise, Florida

We are the sole general partner and a 7% limited partner in this limited partnership which has owned and operated a restaurant in Sunrise, Florida under our “Flanigan’s” service mark since March 20, 2022. 31.3% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. As of the end of our fiscal year 2022, this limited partnership has returned to its investors approximately 2.0% of their initial cash invested and as a result, we are currently not entitled to receive any management fees from this limited partnership. This entity is consolidated in the accompanying consolidated financial statements.

NOTE 4. INVESTMENT IN LIMITED PARTNERSHIPS (Continued)

Miramar, Florida

We are the sole general partner in this limited partnership which is developing a restaurant in Miramar, Florida under our “Flanigan’s” service mark. No units of limited partnership interest were purchased by the Company. 24.0% of the limited partnership interest is owned by persons who are either our officers, directors or their family members. We anticipate that this new restaurant will commence operations in February, 2023. This entity is consolidated in the accompanying consolidated financial statements.

Fort Lauderdale, Florida

A corporation, owned by a member of our Board of Directors, acts as sole general partner of a limited partnership which has owned and operated a restaurant in Fort Lauderdale, Florida under our “Flanigan’s Seafood Bar and Grill” service mark since April 1, 1997. We have a 25% limited partnership interest in this limited partnership. 31.9% of the remaining limited partnership interest is owned by persons who are either our officers, directors or their family members. We have a franchise arrangement with this limited partnership. For accounting purposes, we do not consolidate the operations of this limited partnership into our operations. Our investment in this entity is reported using the equity method in the accompanying consolidated financial statements. The following is a summary of financial information pertaining to our limited partnership investment in Fort Lauderdale, Florida:

	Oct. 1, 2022	Oct. 2, 2021
Financial Position:
Current Assets	$534,000	$624,000
Non-Current Assets	743,000	701,000
Total Assets	1,277,000	1,325,000

Current Liabilities	280,000	259,000
Non-Current Liabilities	—	—
Total Liabilities	280,000	259,000
Equity	997,000	1,066,000

Total Liabilities and Equity	$1,277,000	$1,325,000

Operating Results:
Revenues	4,735,000	4,172,000
Gross profit	3,017,000	2,735,000
Net income	59,000	495,000

NOTE 5. PRIVATE OFFERINGS:

CIC Investors #85, Ltd. (Flanigan’s, Sunrise, Florida)

On February 15, 2022, a Florida limited partnership (CIC Investors #85, Ltd.) in which the Company serves as general partner, completed a private placement of 1,000 Units of limited partnership interests at $5,000 per Unit for proceeds of $5,000,000, 74 Units of which ($370,000) were purchased by the Company upon the same terms and conditions as all other investors. The Company’s investment is eliminated in consolidation. The proceeds of the private placement were used to satisfy (including reimbursement to us for advances we have made), build-out and renovation expenses and the purchase of such furniture, fixtures and equipment necessary for operation of our Sunrise, Florida restaurant under the service mark “Flanigan’s”, which commenced operations on March 22, 2022. Capital raised from private investors is credited to sale of noncontrolling interests in our Statements of Stockholders’ Equity.

Under ASC 810, Consolidation, the Company, which is the entity issuing financial statements, is required to consolidate CIC Investors #85, Ltd. as we have a controlling interest in CIC Investors #85, Ltd. as general partner, although the Company only has a 7.40% ownership.

CIC Investor #25, Ltd. (Flanigan’s, Miramar, Florida)

On February 15, 2022, a Florida limited partnership (CIC Investors #25, Ltd.) in which the Company serves as general partner, completed a private placement of 800 Units of limited partnership interests at $5,000 per Unit for gross proceeds of $4,000,000. No units of limited partnership interest were purchased by the Company. The proceeds of the private placement are being used to satisfy (including reimbursement to us for advances we have made), build-out and renovation expenses and the purchase of such furniture, fixtures and equipment necessary for operation of our Miramar, Florida restaurant under the service mark “Flanigan’s”, which we believe will commence operations in February, 2023. Capital raised from private investors is credited to sale of noncontrolling interests in our Statements of Stockholders’ Equity.

Under ASC 810, Consolidation, the Company, which is the entity issuing financial statements, is required to consolidate CIC Investors #25, Ltd. as we have a controlling interest in CIC Investors #25, Ltd. as general partner, although the Company has no direct ownership.

NOTE 6. PURCHASE OF 4 COP LIQUOR LICENSE

During our fiscal year 2022, we purchased a 4 COP quota liquor license for Broward County, Florida from an unrelated third party for $446,000. The liquor license is currently inactive, but we intend to use it in connection with the operation of the package liquor store we are developing in Miramar, Florida. The 4COP quota liquor license for Broward County, Florida which we purchased during the third quarter of our fiscal year 2021 and was inactive, was transferred for use in our operation of “Brendan’s Sports Pub”.

NOTE 7. EXECUTION OF LEASE FOR NEW LOCATION; BUSINESS ACQUISITION OF “BRENDAN’S SPORTS PUB”

Lease

Pompano Beach, Florida (Brendan’s Sports Pub)

During the third quarter of our fiscal year 2022, we entered into a Lease (the “BSP Lease”) with a non-affiliated third party from whom we rented approximately 3,556 square feet of commercial space located at 868 South Federal Highway, Pompano Beach, Florida, from where we operate the existing “Brendan’s Sports Pub” business (Store #30), the assets of which we simultaneously purchased. The term of the BSP Lease is for fifty (50) years, triple net to the landlord with fixed rent of $78,000 per year, with two (2%) percent annual increases commencing in year five.

Assets

Brendan’s Sports Pub, Pompano Beach, Florida

During the third quarter of our fiscal year 2022 and simultaneously with the execution of the BSP Lease, we purchased the assets of the business known as “Brendan’s Sports Pub” located at 868 South Federal Highway, Pompano Beach, Florida for a purchase price of $75,000, including but not limited to the furniture, fixtures, equipment and service mark, “Brendan’s Sports Pub”, but excluding the 4 COP liquor license used in the operation of the business. We did not assume any obligations of the business.

We accounted for the purchase of the assets of the business known as "Brendan's Sports Pub" as a business combination that is insignificant for purposes of all of the disclosuress required under ASC 805

NOTE 8. RE-FINANCING OF EXISTING MORTGAGES; FINANCED INSURANCE PREMIUMS:

Re-Finance of Mortgage on Real Property – Fort Lauderdale, Florida

During our fiscal year 2022, we requested and received an advance of $697,000 from the payee of an entity managed by a member of our Board of Directors and who is also our Chief Financial Officer, which holds a mortgage note in the original principal amount of $1,000,000 (the “$1,000,000 Note”), resulting in a principal amount outstanding thereunder of $1,100,000 as of August 1, 2022. Our repayment obligations under the $1,000,000 Note continue to be secured by a first mortgage on the real property and improvements where our restaurant located at 2600 West Davie Boulevard, Fort Lauderdale, Florida operates. The terms of the $1,000,000 Note are that it bears interest at 6% annually (increased from 5% annually), is amortizable over 15 years with monthly installments of principal and interest of approximately $9,300 required to be made and a final balloon payment of approximately $487,000 required to be made August 1, 2032.

Re-Finance of Mortgage on Real Property – Hallandale Beach, Florida

During our fiscal year 2022, we re-financed our debt with our non-affiliated third-party lender secured by our real property located at 4 N. Federal Highway, Hallandale, Florida where our combination package liquor store and restaurant (Store #31) operates and borrowed an additional $8,012,000 raising the principal balance to $8,900,000, (the “$8.90M Mortgage”). The $8.90M Mortgage bears interest at a variable rate equal to the BSBY Screen Rate – 1 Month plus 1.50%. We entered into an interest rate swap agreement to hedge the interest rate risk, which fixed the interest rate on the $8.90M Mortgage at 4.90% per annum throughout its term. The $8.90M Mortgage is fully amortized over fifteen (15) years, with our monthly payment of principal and interest totaling $33,000.

Financed Insurance Premiums

During our fiscal year 2022, we financed the premiums on the following property, general liability, excess liability and terrorist policies, totaling approximately $2.54 million, which property, general liability, excess liability and terrorist insurance includes coverage for our franchises which are not included in our consolidated financial statements:

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

As of October 1, 2022, the aggregate principal balance owed from the financing of our property and general liability insurance policies, excluding coverage for our franchises (of approximately $136,000), which are not included in our consolidated financial statements is $507,000.

NOTE 9. CORONAVIRUS PANDEMIC:

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

During the third quarter of our fiscal year 2020, we, certain of the entities owning the limited partnership stores (the “LP’s”), franchised stores (the “Franchisees”) as well as the store we manage but do not own (the “Managed Store”), collectively (the “Borrowers”), applied for and received loans from an unrelated third party lender pursuant to the Paycheck Protection Program (the “PPP”) under the United States Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $13.1 million, (the “PPP Loans”), of which approximately: (i) $5.9 million was loaned to us; (ii) $4.1 million was loaned to 8 of the LP's; (iii) $2.6 million was loaned to 5 of the Franchisees; and (iv) $0.5 million was loanted to the Managed Store. The PPP Loans to the Franchisees and Managed Store are not included in our consolidated financial statements. During the first quarter of our fiscal year 2021, the entire amount of principal and accrued interest for all PPP Loans was forgiven

During the second quarter of our fiscal year 2021, certain of the entities owning the limited partnership stores (the “LP’s”), as well as the store we manage but do not own (the “Managed Store”), applied for and received loans from an unrelated third party lender pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $3.98 million, (the “2nd PPP Loans”), of which approximately: (i) $3.35 million was loaned to six of the LP’s; and (ii) $0.63 million was loaned to the Managed Store. The 2nd PPP Loan to the Managed Store is not included in our consolidated financial statements. During the first quarter of our fiscal year 2022, we applied for and received forgiveness of the entire amount of principal and accrued interest for all 2nd PPP Loans, including the Managed Store.

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

NOTE 10. RE-CONSTRUCTION FOLLOWING CASUALTY LOSS:

During the first quarter of our fiscal year 2019, our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) was damaged by a fire and was forced to close. Due to the damage caused by the fire, we determined that Store #19 should be demolished and rebuilt and as a result, the package liquor store and restaurant were closed for our fiscal years 2022, 2021, 2020 and 2019. The package liquor store re-opened for business subsequent to the end of our fiscal year 2022. We also expect to receive building permits to construct the new building for our restaurant and expect to open for business during our fiscal year 2023.

NOTE 11. LIQUOR LICENSES

Liquor licenses, which are indefinite lived assets, are tested for impairment in September of each of our fiscal years. The fair value of liquor licenses at October 1, 2022, exceeded the carrying amount; therefore, we recognized no impairment loss. The fair value of the liquor licenses was evaluated by comparing the carrying value to recent sales for similar liquor licenses in the County issued. At October 1, 2022 and October 2, 2021, the total carrying amount of our liquor licenses was $1,268,000 and $822,000, respectively. In our fiscal year 2022, we acquired a 4 COP Quota Liquor License for $446,000 for use in Broward County, Florida which we intend to use in connection with the operation of a package liquor store we are developing in Miramar, Florida. During our fiscal year 2021, we acquired a 4 COP Quota Liquor License for $192,200 for use in Broward County, Florida which we currently use in the operation of “Brendan’s Sports Pub”, the restaurant/bar in Pompano Beach, Florida we purchased during our fiscal year 2022.

NOTE 12. INCOME TAXES

The components of our provision for income taxes for our fiscal years 2022 and 2021 are as follows:

	2022	2021
Current:
Federal	$302,000	$251,000
State	262,000	176,000
Deferred:	564,000	427,000
Federal	172,000	649,000
State	27,000	109,000
	199,000	758,000
	$763,000	$1,185,000

A reconciliation of income tax computed at the statutory federal rate to income tax expense is as follows:

	2022	2021
Tax provision at the statutory rate	$2,061,000	$3,770,000
Non-controlling interests	(575,000)	(1,046,000)
State income taxes, net of federal income tax	210,000	196,000
FICA tip credit	(744,000)	(297,000)
True up adjustment	43,000	115,000
Tax effect of rate change due to Tax Reform	—	(1,000)
PPP forgiveness	(252,000)	(1,576,000)
Other permanent items, net	20,000	24,000
	$763,000	$1,185,000

We have deferred tax liabilities and assets which arise primarily due to depreciation recorded at different rates for tax and book purposes offset by cost basis differences in depreciable assets due to the deferral of the recognition of insurance recoveries on casualty losses for tax purposes, investments in and management fees paid by limited partnerships, accruals for potential uninsured claims, bonuses accrued for book purposes but not paid within two and a half months for tax purposes, the capitalization of certain inventory costs for tax purposes not recognized for financial reporting purposes, the recognition of revenue from gift cards not redeemed within twelve months of issuance, allowances for uncollectable receivables, unfunded limited retirement commitments and FICA tax credit.

The components of our deferred tax assets (liabilities) at October 1, 2022 and October 2, 2021 were as follows:

	2022	2021
Reversal of aged payables	$18,000	$18,000
Capitalized inventory costs	26,000	26,000
Accrued bonuses	84,000	96,000
Accruals for potential uninsured claims	19,000	34,000
Gift cards	198,000	195,000
Limited partnership management fees	(862,000)	(720,000)
Tip credit	71,000	85,000
Book/tax differences in property and equipment	(1,106,000)	(886,000)
Book/tax differences in operating leases	488,000	428,000
Limited partnership investments	394,000	264,000
Accrued limited retirement	65,000	54,000
Total Deferred Tax Liabilities, Net	$(605,000)	$(406,000)

NOTE 13. DEBT

Debt consists of the following as of October 1, 2022 and October 2, 2021:

Long-Term Debt

	2022	2021
Mortgage payable to institutional lender, secured by a first mortgage on real property and improvements, bearing interest at 3.86%, amortized over twenty (20) years, payable in monthly installments of principal and interest of approximately $43,000, with a balloon payment of approximately $5,373,000 due on November 27, 2026. As of October 1, 2022, the net book value of the collateral securing this mortgage was $5,473,000.	6,563,000	6,821,000

Mortgage payable to institutional lender, secured by first mortgage on real property and improvements, bearing interest at the fixed rate of 3.63% per annum, fully amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $31,000, with a final payment on July 1, 2036. As of October 1, 2022, the net book value of the collateral securing this mortgage was $11,349,000.	4,044,000	4,246,000

Mortgage payable to institutional lender, secured by first mortgage on real property and improvements, bearing interest at the fixed rate of 3.65% per annum, fully amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $15,950, with a final payment on March 2, 2036. As of October 1, 2022, the net book value of the collateral securing this mortgage was $4,524,000.	2,031,000	2,145,000

Mortgage payable to institutional lender, secured by a first mortgage on real property and improvements, bearing interest at BSBY Screen Rate – 1 Month +1.50%, (3.40% at October 1, 2022), but with the interest fixed at 4.90% pursuant to a swap agreement, amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $33,000. From the re-financing of this mortgage, we withdrew $8,012,000 during our fiscal year ended October 1, 2022. As of October 1, 2022, the net book value of the collateral securing this mortgage was $3,477,000.	8,900,000	954,000

Revolving credit line/term loan payable to institutional lender, which entitled the Company to borrow, from time to time through December 28, 2017, up to $5,500,000, (the “Credit Line”), secured by a blanket lien on all Company assets, bearing interest through December 28, 2017 at LIBOR – Daily Floating Rate + 2.25%, (3.40% at October 1, 2022). Effective December 28, 2017, an interest rate swap agreement requires us to pay interest for a five (5) year period at a fixed rate of 4.61% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR, Daily Floating Rate, plus 2.25%, per annum (3.40% at October 1, 2022) on the same notional principal amount, with a final payment on December 28, 2022. On December 21, 2017, we borrowed the remaining $3,500,000 and on December 28, 2017 the entire principal balance under the Credit Line ($5,500,000) converted to the Term Loan. On December 28, 2022, we paid the outstanding principal balance ($367,000) and accrued interest ($-0-) in full.

	550,000	1,650,000

Mortgage payable to institutional lender, secured by a first mortgage on real property and improvements, bearing interest at the fixed rate of 4.65% per annum, fully amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $6,384, with a final payment on December 28, 2031. As of October 1, 2022, the net book value of the collateral securing this mortgage was $810,000.	585,000	633,000

NOTE 13. DEBT (Continued)

Mortgage payable to a related party, an entity the owners of which include persons who are either our officers, directors or their family members, secured by first mortgage on real property and improvements, bearing interest at 6%, amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $9,300, with a balloon payment of approximately $487,000 due in August, 2032. As of October 1, 2022, the net book value of the collateral securing this mortgage was $1,589,000.	1,096,000	442,000

Mortgage payable to institutional lender, secured by a first mortgage on real property and improvements, bearing interest at the fixed rate of 4.65% per annum, fully amortized over fifteen (15) years, payable in monthly installments of principal and interest of approximately $6,519, with a final payment on December 28, 2031. As of October 1, 2022, the net book value of the collateral securing this mortgage was $936,000.	598,000	647,000

Financed insurance premiums, secured by all insurance policies, bearing interest at 2.55% payable in monthly installments of principal and interest in the aggregate amount of $215,000 a month through November 30, 2022.	507,000	409,000

Mortgage payable to unrelated third party, secured by first mortgage on real property and improvements, bearing interest at 7½%, amortized over twenty (20) years, payable in monthly installments of principal and interest of approximately $7,300, with a final payment due in March, 2034. As of October 1, 2022, the net book value of the collateral securing this mortgage was $1,085,000.	678,000	713,000

Mortgage payable to related third party, secured by first mortgage on real property and improvements, bearing interest at 4%, amortized over eight (8) years, payable in monthly installments of principal and interest of approximately $3,000, with a final payment due in November, 2026. As of October 1, 2022, the net book value of the collateral securing this mortgage was $498,000.	140,000	171,000

Loans from an unrelated third party lender pursuant to the Paycheck Protection Program (the “PPP”) under the United States Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) enacted March 27, 2020, in the aggregate principal amount of approximately $3.46 million, (the “2nd PPP Loans”), which was loaned to 6 of the limited partnerships. The 2nd PPP Loans, which are in the form of Notes issued by each of the Borrowers, mature five years from the date of funding (March 23, 2021) and bear interest at a rate of 1.00% per annum, payable monthly commencing after the U.S. Small Business Administration makes a determination of the forgiveness of the 2nd PPP Loans). Subsequent to the end of our fiscal year 2021, the principal balance and all accrued interest due on the 2nd PPP Loans was forgiven in full.

	--	3,464,000

NOTE 13. DEBT (Continued)

Other	44,000	74,000

Less unamortized loan costs	(347,000)	(254,000)
	25,389,000	22,115,000
Less current portion	2,299,000	2,555,000
	$23,090,000	$19,560,000

Long-term debt at October 1, 2022 matures as follows:

2023	$2,299,000
2024	1,295,000
2025	1,356,000
2026	1,413,000
2027	6,555,000
Thereafter	12,818,000
25,736,000
Less unamortized loan costs	(347,000)
$25,389,000

As of October 1, 2022, we are in compliance with the financial covenants contained in our loans with our unrelated third party institutional lender (the “Institutional Lender”). We owe in the aggregate, approximately $23,272,000 (the “Institutional Loans”), as of October 1, 2022.

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

NOTE 14. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Construction Contracts

a. 7990 Davie Road Extension, Hollywood, Florida (Store #19 – “Big Daddy’s Wine & Liquors”)

During the third quarter of our fiscal year 2019, we entered into an agreement with a third party unaffiliated general contractor for site work at this location totaling $1,618,000, (i) to connect the real property where this restaurant operated (Store #19) to city sewer and (ii) to construct a new building on the adjacent parcel of real property for the operation of a package liquor store. During our fiscal years 2020, 2021 and 2022, we agreed to change orders to the agreement for additional construction services increasing the total contract price by $624,000 to $2,242,000, of which $1,951,000 has been paid through October 1, 2022 and $-0- has been paid subsequent to the end of our fiscal year 2022 through the date of filing of this annual report.

b. 2505 N. University Drive, Hollywood, Florida (Store #19 – “Flanigan’s”)

During the third quarter of our fiscal year 2019, we entered into an agreement with an unaffiliated third party architect for design and development services totaling $77,000 for the re-build of our restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19), which has been closed since October 2, 2018 due to damages caused by a fire, of which $62,000 has been paid. During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor to re-build our restaurant at this location for $2,515,000, of which $226,000 has been paid through October 1, 2022 and $75,000 has been paid subsequent to the end of our fiscal year 2022 through the date of filing of this annual report.

NOTE 14. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Construction Contracts (Continued)

c. 14301 W. Sunrise Boulevard, Sunrise, Florida (Store #85 – “Flanigan’s”)

During the third quarter of our fiscal year 2019, we entered into an agreement with an unaffiliated third party design group for design and development services of our new location at 14301 W. Sunrise Boulevard, Sunrise, Florida 33323 (Store #85) for a total contract price of $122,000. During our fiscal year 2020, we agreed upon amendments to the $122,000 Contract for additional design and development services which had the effect of increasing the total contract price by $18,000 to $140,000, of which $131,000 has been paid through October 1, 2022. Additionally, during the fourth quarter of our fiscal year 2020, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,236,000 and through our fiscal year 2022 we agreed to change orders to the agreement for additional interior renovations increasing the total contract price by $215,000 to $1,451,000, which has been paid in full by the end of our fiscal year 2022. During the second quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for exterior renovations at this location totaling $343,000 and through our fiscal year 2022 we agreed to change orders to the agreement for additional interior renovations increasing the total contract price by $61,000 to $404,000, of which $353,000 has been paid through October 1, 2022 and $-0- has been paid subsequent to the end of our fiscal year 2022 through the date of filing of this annual report.

d. 11225 Miramar Parkway, #250, Miramar, Florida (“Flanigan’s”)

During the second quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $1,421,000, and through our fiscal year 2022 we agreed to change orders to the agreement increasing the total contract price by $128,000 to $1,549,000 of which $932,000 has been paid through October 1, 2022 and $226,000 has been paid subsequent to the end of our fiscal year 2022 through the date of filing of this annual report.

e. 11225 Miramar Parkway, #245, Miramar, Florida (“Big Daddy’s Wine and Liquors”)

During the first quarter of our fiscal year 2022, we entered into an agreement with a third party unaffiliated general contractor for interior renovations at this location totaling $317,000, and through our fiscal year 2022 we agreed to change orders to the agreement increasing the total contract price by $45,000 to $362,000 of which $316,000 has been paid through October 1, 2022 and $-0- has been paid subsequent to the end of our fiscal year 2022 through the date of filing of this annual report.

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

The components of lease expense are as follows:

	52 Weeks Ended October 1, 2022	52 Weeks Ended October 2, 2021
Finance Lease Amortization	$--	$198,000
Finance Lease Expense, which is included in interest expense	--	109,000
Operating Lease Expense, which is included in occupancy costs	3,725,000	3,601,000
	$3,725,000	$3,908,000

NOTE 14. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Leases (Continued)

Supplemental balance sheet information related to leases is as follows:

Classification on the Consolidated Balance Sheet	October 1, 2022	October 2, 2021

Assets
Operating lease assets	$29,517,000	$28,559,000

Liabilities
Operating current liabilities	$2,253,000	$2,009,000
Operating lease non-current liabilities	$28,281,000	$27,183,000

Weighted Average Remaining Lease Term:
Operating leases	10.82 Years	8.93 Years

Weighted Average Discount:
Operating leases	4.66%	4.62%

The following table outlines the minimum future lease payments for the next five years and thereafter:

For fiscal year	Operating
2023	$3,556,000
2024	3,622,000
2025	3,615,000
2026	3,450,000
2027	3,353,000
Thereafter	25,194,000
Total lease payments (Undiscounted cash flows)	42,790,000
Less imputed interest	(12,256,000)
Total	$30,534,000

Purchase Commitments

In order to fix the cost and ensure adequate supply of baby back ribs for our restaurants for calendar years 2022 and 2023, we entered into purchase agreements with our current rib supplier, whereby we agreed to purchase approximately $10.4 million and $ 6.8 million of “2.25 & Down Baby Back Ribs” (industry jargon for the weight range in which slabs of baby back ribs are sold) from this vendor during calendar years 2022 and 2023, at prescribed costs, which we believe are competitive. The decrease in our cost of baby back ribs for calendar year 2023 compared to calendar 2022 is due to a decrease in market price.

While we anticipate purchasing all of our rib supply from this vendor, we believe there are several other alternative vendors available, if needed.

Flanigan’s Fish Company, LLC

As of October 1, 2022, Flanigan’s Fish Company, LLC, a Florida limited liability company (“FFC”) supplies certain of the fish to all of our restaurants. Since we hold the controlling interest of FFC, the balance sheet and operating results of this entity are consolidated into the accompanying consolidated financial statements of the Company. Sales and purchases of fish are recognized in restaurant food sales and restaurant and lounges (cost of merchandise sold), respectively, in the consolidated statements of income at the time of sale to the restaurant. In addition, the 49% of FFC owned by the unrelated third party is recognized as noncontrolling interest in our consolidated financial statements.

Franchise Program

At October 1, 2022 and October 2, 2021, we were the franchisor of five units under franchise agreements. Of the five franchised stores, three are combination restaurant/package liquor stores and two are restaurants (one of which we operate). Four franchised stores are owned and operated by related parties as follows:

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

NOTE 14. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

Franchise Program (Continued)

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

Under the franchise agreements, we provide guidance, advice and management assistance to the franchisees. In addition and for an additional annual fee of approximately $25,000, we also act as fiscal agent for the franchisees whereby we collect all revenues and pay all expenses and distributions. We also, from time to time, advance funds on behalf of the franchisees for the cost of renovations. The resulting amounts receivable from and payable to these franchisees are reflected in the accompanying consolidated balance sheet as either an asset or a liability. We also agree to sponsor and manage cooperative buying groups on behalf of the franchisees for the purchase of inventory. The franchise agreements provide for royalties to us of approximately 3% of gross restaurant sales and 1% of gross package liquor sales. During our fiscal years 2022 and 2021, we earned royalties of $1,132,000 and $786,000, respectively, from our related franchises, which royalties are included in Franchise-related revenues in our Consolidated Statements of Income. We are not currently offering or accepting new franchises.

Employment Agreements/Bonuses

As of October 1, 2022 and October 2, 2021, we had no employment agreements.

Our Board of Directors approved an annual performance bonus, with 14.75% of the corporate pre-tax net income, plus or minus non-recurring items, but before depreciation and amortization in excess of $650,000 paid to the Chief Executive Officer and 5.25% paid to other members of management, (the “Officers Bonus”). Officers Bonuses for our fiscal years 2022 and 2021 amounted to approximately $2,167,000 and $3,730,000, respectively.

Our Board of Directors also approved an additional annual performance bonus, with 5% of the pre-tax net income before depreciation and amortization from our restaurants in excess of $1,875,000 and our share of the pre-tax net income before depreciation and amortization from the restaurants owned by the limited partnerships paid to the Chief Operating Officer and 5% paid to the Chief Financial Officer (the “Restaurant Bonus’'). Restaurant Bonuses for our fiscal years 2022 and 2021 amounted to approximately $1,340,000 and $1,530,000, respectively.

Management Agreements

Deerfield Beach, Florida

Since January 2006, we have managed “The Whale’s Rib”, a casual dining restaurant located in Deerfield Beach, Florida, pursuant to a management agreement. We paid $500,000 in exchange for our rights to manage this restaurant. The management agreement was amortized and paid on a straight-line basis over the life of the initial term of the agreement, ten (10) years. The restaurant is owned by a third party unaffiliated with us. In exchange for providing management, bookkeeping and related services, we receive one-half (½) of the net profit, if any, from the operation of the restaurant. During the third quarter of our fiscal year 2011, the term of the management agreement was extended through January 9, 2036. For the fiscal years ended October 1, 2022 and October 2, 2021, we generated $400,000 of revenue from each fiscal year from providing these management services.

NOTE 15. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

We follow FASB (ASC) Topic 820, “Fair Value Measurement”, for financial assets and liabilities and for non-financial assets and liabilities that are recognized or disclosed at fair value on at least an annual basis. Topic 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of non-performance. Topic 820 establishes a fair market hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Topic 820 establishes three levels of inputs that may be used to measure fair value:

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

Interest Rate Swap Agreements

At October 1, 2022, we had two variable rate instruments outstanding that are impacted by changes in interest rates. The interest rate of the first variable rate debt instrument is equal to the lender’s LIBOR Rate plus two and one-quarter percent (2.25%) per annum and the second variable rate debt instrument is equal to the lender’s BSBY Screen Rate plus one and one-half percent (1.50%) per annum. The debt instrument further provides that the “LIBOR Rate” is a rate of interest equal to the British Bankers Association LIBOR Rate or successor thereto approved by the lender if the British Bankers Association is no longer making a LIBOR rate available and the “BSBY Screen Rate is a rate of interest equal to the Bloomberg Short-Term Bank Yield Interest Rate or successor thereto approved by the lender. In December 2016, we closed on a secured revolving line of credit which entitled us to borrow, from time to time through December 28, 2017, up to $5,500,000 (the “Credit Line”), which on December 28, 2017 converted to a term loan (the “Term Loan”). Subsequent to the end of our fiscal year 2022, (December 28, 2022) we paid the balance of the Term Loan in full. In September 2022, we refinanced the mortgage loan encumbering the property where our combination package liquor store and restaurant located at 4 N. Federal Highway, Hallandale Beach, Florida, (Store #31) operates, which mortgage loan is held by an unaffiliated third party lender (the “$8.90M Loan”).

NOTE 15. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS (Continued)

Interest Rate Swap Agreements (Continued)

As a means of managing our interest rate risk on these debt instruments, we entered into interest rate swap agreements with our unrelated third party lender to convert these variable rate debt obligations to fixed rates. We are currently party to the following two (2) interest rate swap agreements:

(i) The first interest rate swap agreement entered into in December 2016 and became effective December 28, 2017, relates to the Term Loan (the “Term Loan Swap”). The Term Loan Swap requires us to pay interest for a five (5) year period at a fixed rate of 4.61% on an initial amortizing notional principal amount of $5,500,000, while receiving interest for the same period at LIBOR – 1 Month, plus 2.25%, on the same amortizing notional principal amount. We determined that at October 1, 2022, the interest rate swap agreement is an effective hedging agreement and the fair value was not material. Subsequent to the end of our fiscal year 2022 (December 28, 2022) we paid the balance of the Term Loan in full, which was the same date the swap agreement matured; and

(ii) The second interest rate swap agreement entered into in September 2022 relates to the $8.90M Loan (the “$8.90M Term Loan Swap”). The $8.90M Term Loan Swap requires us to pay interest for a fifteen (15) year period at a fixed rate of 4.90% on an initial amortizing notional principal amount of $8,900,000, while receiving interest for the same period at BSBY Screen Rate – 1 Month, plus 1.50%, on the same amortizing notional principal amount. We determined that at October 1, 2022, the interest rate swap agreement is an effective hedging agreement and the fair value was not material.

NOTE 16. COMMON STOCK

Treasury Stock

Purchase of Common Shares

During our fiscal years 2022 and 2021, we did not purchase any shares of our common stock. As of October 1, 2022, we still have authority to purchase 65,414 shares of our common stock under the discretionary plan approved by the Board of Directors on May 17, 2007. Our current repurchase plan has no expiration date and purchases under this program may be made from time to time on the open market and in private transactions, depending on market conditions, up to a purchase price of price of $15 per share. The Internal Revenue Service will impose a 1.0% tax on stock repurchases after December 31, 2022.

NOTE 17. BUSINESS SEGMENTS

We operate principally in two reportable segments – package stores and restaurants. The operation of package stores consists of retail liquor sales and related items. Information concerning the revenues and operating income for our fiscal years ended 2022 and 2021, and identifiable assets for the two reportable segments in which we operate, are shown in the following table. Operating income is total revenue less cost of merchandise sold and operating expenses relative to each segment. In computing operating income, none of the following items have been included: interest expense, other non-operating income and expense and income taxes. Identifiable assets by segment are those assets that are used in our operations in each segment. Corporate assets are principally cash and real property, improvements, furniture, equipment and vehicles used at our corporate headquarters. We do not have any operations outside of the United States and transactions between restaurants and package liquor stores are not material.

	2022	2021
Operating Revenues:
Restaurants	$123,627,000	$105,298,000
Package stores	31,692,000	29,304,000
Other revenues	2,813,000	2,705,000
Total operating revenues	$158,132,000	$137,307,000
Income from Operations Reconciled to Income after Income Taxes and Net Income Attributable to Noncontrolling Interests:
Restaurants	$6,228,000	$9,424,000
Package stores	2,608,000	1,643,000
	8,836,000	11,067,000
Corporate expenses, net of other revenues	(1,907,000)	(2,417,000)
Income from Operations	6,929,000	8,650,000
Interest expense	(757,000)	(938,000)
Interest and Other Income	131,000	58,000
Gain on forgiveness of debt	3,488,000	10,136,000
Gain on sale of property and equipment	21,000	44,000
Income before provision for income taxes	$9,812,000	$17,950,000
Provision for Income Taxes	(763,000)	(1,185,000)
Net Income	9,049,000	16,765,000
Net Income Attributable to Noncontrolling Interests	(2,737,000)	(4,981,000)
Net Income Attributable to Flanigan’s Enterprises, Inc, Stockholders	$6,312,000	$11,784,000

Identifiable Assets:
Restaurants	$73,596,000	$67,978,000
Package stores	20,035,000	15,653,000
	93,631,000	83,631,000
Corporate	53,861,000	44,371,000
Consolidated Totals	$147,492,000	$128,002,000

Capital Expenditures
Restaurants	$6,578,000	$10,842,000
Package stores	2,038,000	1,240,000
	8,616,000	12,082,000
Corporate	826,000	1,173,000
Total Capital Expenditures	$9,442,000	$13,255,000

Depreciation and Amortization:
Restaurants	$2,290,000	$2,332,000
Package stores	316,000	348,000
	2,606,000	2,680,000
Corporate	406,000	383,000
Total Depreciation and Amortization	$3,012,000	$3,063,000

NOTE 18. QUARTERLY INFORMATION (UNAUDITED)

The following is a summary of our unaudited quarterly results of operations for the quarters in our fiscal years 2022 and 2021.

	Quarter Ended
	Jan. 1, 2022	April 2, 2022	July 2, 2022	Oct. 1, 2022
Revenues	$37,403,000	$40,330,000	$40,675,000	$39,724,000
Income from operations	765,000	1,850,000	2,083,000	2,231,000
Net income attributable to stockholders	1,564,000	1,660,000	1,835,000	1,253,000
Net income per share – basic and diluted	0.84	0.89	0.99	0.68
Weighted average common stock outstanding – basic and diluted	1,858,647	1,858,647	1,858,647	1,858,647

NOTE 18. QUARTERLY INFORMATION (UNAUDITED) (Continued)

	Quarter Ended
	Jan. 2, 2021	April 3, 2021	July 3, 2021	Oct. 2, 2021
Revenues	$31,380,000	$34,357,000	$37,935,000	$33,635,000
Income from operations	1,270,000	2,793,000	2,609,000	1,978,000
Net income attributable to stockholders	780,000	2,451,000	7,199,000	1,354,000
Net income per share – basic and diluted	0.42	1.32	3.87	0.73
Weighted average common stock outstanding – basic and diluted	1,858,647	1,858,647	1,858,647	1,858,647

Quarterly operating results are not necessarily representative of our operations for a full year for various reasons including the seasonal nature of both the restaurant and package store segments.

NOTE 19. 401(k) PLAN

Effective July 1, 2004, we began sponsoring a 401(k) retirement plan covering substantially all employees who meet certain eligibility requirements. Employees may contribute elective deferrals to the plan up to amounts allowed under the Internal Revenue Code. We are not required to contribute to the plan but may make discretionary profit sharing and/or matching contributions. During our fiscal years ended October 1, 2022 and October 2, 2021, the Board of Directors approved discretionary matching contributions totaling $71,000 and $59,000, respectively

NOTE 20. SUBSEQUENT EVENTS

Re-Opening of Re-Constructed Package Liquor Store – Hollywood, Florida

Subsequent to the end of our fiscal year 2022, the package liquor store which was formerly a part of our combination package liquor store and restaurant located at 2505 N. University Drive, Hollywood, Florida (Store #19) and was forced to close due to damage from a fire during the first quarter of our fiscal year 2019 re-opened for business in a newly constructed, free-standing building on the adjacent property located at 7990 Dave Road Extension, Hollywood, Florida (Store #19P).

Insurance Premiums

Subsequent to the end of our fiscal year 2022, for the policy year commencing December 30, 2022, we bound coverage on the following property, general liability, excess liability and terrorist policies, with premiums totaling approximately $3.281 million, which property, general liability, excess liability and terrorist insurance includes coverage for our franchises (which is $658,000), which are not included in our consolidated financial statements:

(i) For the policy year beginning December 30, 2022, our general liability insurance, excluding limited partnerships, is a one (1) year policy with our insurance carriers. The one (1) year general liability insurance premium is in the amount of $512,000;

(ii) For the policy year beginning December 30, 2022, our general liability insurance for our limited partnerships is a one (1) year policy with our insurance carriers. The one (1) year general liability insurance premium is in the amount of $672,000;

(iii) For the policy year beginning December 30, 2022, our automobile insurance is a one (1) year policy. The one (1) year automobile insurance premium is in the amount of $190,000;

(iv) For the policy year beginning December 30, 2022, our property insurance is a one (1) year policy. The one (1) year property insurance premium is in the amount of $1,248,000;

(v) For the policy year beginning December 30, 2022, our excess liability insurance is a one (1) year policy. The one (1) year excess liability insurance premium is in the amount of $634,000;

(vi) For the policy year beginning December 30, 2022, our terrorist insurance is a one (1) year policy. The one (1) year terrorist insurance premium is in the amount of $14,000; and

(vii) For the policy year beginning December 30, 2022, our equipment breakdown insurance is a one (1) year policy. The one (1) year equipment breakdown insurance premium is in the amount of $11,000.

Of the $3,281,000 annual premium amounts, which includes coverage for our franchises which are not included in our consolidated financial statements, we paid the annual premium amounts in full with no financing due to high interest rates.

Payoff of Term Loan

Subsequent to the end of our fiscal year 2022, we satisfied the principal balance and all accrued interest due on our $5.5 million term loan to our unrelated lender. The outstanding principal balance ($367,000) and accrued interest ($-0-) was paid in full on December 28, 2022.

Subsequent events have been evaluated through the date these consolidated financial statements were issued and except as disclosed herein, no other events required disclosure.